Form 10-Q
period 2013-03-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2013-05-09
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2013

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
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on May 3, 2013 was 360,102,114.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2013 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:
EQR is the general partner of, and as of March 31, 2013 owned an approximate 96.2% ownership interest in, ERPOP. The remaining 3.8% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Investment in real estate
Land	$6,319,353	$4,554,912
Depreciable property	19,966,235	15,711,944
Projects under development	500,829	387,750
Land held for development	577,676	353,823
Investment in real estate	27,364,093	21,008,429
Accumulated depreciation	(4,434,775)	(4,912,221)
Investment in real estate, net	22,929,318	16,096,208
Cash and cash equivalents	56,087	612,590
Investments in unconsolidated entities	193,338	17,877
Deposits – restricted	147,515	250,442
Escrow deposits – mortgage	39,535	9,129
Deferred financing costs, net	71,229	44,382
Other assets	358,136	170,372
Total assets	$23,795,158	$17,201,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$6,380,424	$3,898,369
Notes, net	5,379,890	4,630,875
Lines of credit	395,000	—
Accounts payable and accrued expenses	104,836	38,372
Accrued interest payable	88,518	76,223
Other liabilities	401,225	304,518
Security deposits	72,669	66,988
Distributions payable	150,751	260,176
Total liabilities	12,973,313	9,275,521

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	386,757	398,372
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding as of March 31, 2013 and December 31, 2012	50,000	50,000
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 360,063,675 shares issued and outstanding as of March 31, 2013 and 325,054,654 shares issued and outstanding as of December 31, 2012	3,601	3,251
Paid in capital	8,492,845	6,542,355
Retained earnings	1,759,990	887,355
Accumulated other comprehensive (loss)	(182,508)	(193,148)
Total shareholders’ equity	10,123,928	7,289,813
Noncontrolling Interests:
Operating Partnership	205,230	159,606
Partially Owned Properties	105,930	77,688
Total Noncontrolling Interests	311,160	237,294
Total equity	10,435,088	7,527,107
Total liabilities and equity	$23,795,158	$17,201,000

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Quarter Ended March 31,
	2013	2012
REVENUES
Rental income	$537,002	$444,384
Fee and asset management	2,160	2,064
Total revenues	539,162	446,448

EXPENSES
Property and maintenance	107,083	92,952
Real estate taxes and insurance	68,647	52,440
Property management	22,489	23,339
Fee and asset management	1,646	1,307
Depreciation	205,272	148,246
General and administrative	16,496	13,688
Total expenses	421,633	331,972

Operating income	117,529	114,476

Interest and other income	256	169
Other expenses	(2,564)	(5,807)
Merger expenses	(19,092)	(1,149)
Interest:
Expense incurred, net	(195,685)	(118,011)
Amortization of deferred financing costs	(7,023)	(2,934)
(Loss) before income and other taxes, (loss) from investments in unconsolidated entities and discontinued operations	(106,579)	(13,256)
Income and other tax (expense) benefit	(407)	(170)
(Loss) from investments in unconsolidated entities due to operations	(355)	—
(Loss) from investments in unconsolidated entities due to merger expenses	(46,011)	—
(Loss) from continuing operations	(153,352)	(13,426)
Discontinued operations, net	1,214,386	165,593
Net income	1,061,034	152,167
Net (income) attributable to Noncontrolling Interests:
Operating Partnership	(43,323)	(6,418)
Partially Owned Properties	(25)	(450)
Net income attributable to controlling interests	1,017,686	145,299
Preferred distributions	(1,036)	(3,466)
Net income available to Common Shares	$1,016,650	$141,833

Earnings per share – basic:
(Loss) from continuing operations available to Common Shares	$(0.44)	$(0.06)
Net income available to Common Shares	$3.01	$0.47
Weighted average Common Shares outstanding	337,532	298,805

Earnings per share – diluted:
(Loss) from continuing operations available to Common Shares	$(0.44)	$(0.06)
Net income available to Common Shares	$3.01	$0.47
Weighted average Common Shares outstanding	337,532	298,805

Distributions declared per Common Share outstanding	$0.40	$0.3375

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Quarter Ended March 31,
	2013	2012
Comprehensive income:
Net income	$1,061,034	$152,167
Other comprehensive income (loss):
Other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	2,814	3,218
Losses reclassified into earnings from other comprehensive income	8,272	3,563
Other comprehensive income (loss) – other instruments:
Unrealized holding gains (losses) arising during the period	427	(36)
Other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(873)	—
Other comprehensive income	10,640	6,745
Comprehensive income	1,071,674	158,912
Comprehensive (income) attributable to Noncontrolling Interests	(43,348)	(6,868)
Comprehensive income attributable to controlling interests	$1,028,326	$152,044

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,061,034	$152,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	220,038	175,108
Amortization of deferred financing costs	7,176	2,974
Amortization of above/below market leases	292	—
Amortization of discounts and premiums on debt	(7,071)	(1,567)
Amortization of deferred settlements on derivative instruments	8,139	3,429
Write-off of pursuit costs	2,533	1,034
Loss from investments in unconsolidated entities	46,366	—
Distributions from unconsolidated entities – return on capital	257	89
Net (gain) on sales of discontinued operations	(1,198,922)	(132,956)
Unrealized (gain) on derivative instruments	—	(1)
Compensation paid with Company Common Shares	10,236	8,968
Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	1,733	(2,768)
Decrease (increase) in mortgage deposits	1,651	(782)
Decrease in other assets	15,220	12,262
Increase in accounts payable and accrued expenses	47,498	41,616
Increase (decrease) in accrued interest payable	1,039	(8,632)
(Decrease) in other liabilities	(18,437)	(16,878)
(Decrease) increase in security deposits	(5,268)	182
Net cash provided by operating activities	193,514	234,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	(4,000,643)	—
Investment in real estate – acquisitions	—	(183,112)
Investment in real estate – development/other	(65,232)	(35,876)
Improvements to real estate	(26,599)	(30,225)
Additions to non-real estate property	(1,942)	(2,229)
Interest capitalized for real estate and unconsolidated entities under development	(8,413)	(4,996)
Proceeds from disposition of real estate, net	2,955,398	204,272
Investments in unconsolidated entities	(283)	(2,396)
Decrease (increase) in deposits on real estate acquisitions and investments, net	101,668	(27,386)
Decrease in mortgage deposits	4,473	83
Net cash (used for) investing activities	(1,041,573)	(81,865)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(13,869)	$(4,227)
Mortgage deposits	(632)	(37)
Mortgage notes payable:
Restricted cash	—	209
Lump sum payoffs	(584,020)	(47,800)
Scheduled principal repayments	(3,244)	(3,970)
Notes, net:
Proceeds	750,000	—
Lump sum payoffs	—	(253,858)
Lines of credit:
Proceeds	5,850,000	—
Repayments	(5,455,000)	—
Proceeds from sale of Common Shares	—	152,058
Proceeds from Employee Share Purchase Plan (ESPP)	1,763	4,210
Proceeds from exercise of options	7,174	18,938
Payment of offering costs	(406)	(1,887)
Contributions – Noncontrolling Interests – Partially Owned Properties	3,299	921
Contributions – Noncontrolling Interests – Operating Partnership	3	5
Distributions:
Common Shares	(249,330)	(168,350)
Preferred Shares	—	(3,466)
Noncontrolling Interests – Operating Partnership	(10,837)	(7,657)
Noncontrolling Interests – Partially Owned Properties	(3,345)	(1,762)
Net cash provided by (used for) financing activities	291,556	(316,673)
Net (decrease) in cash and cash equivalents	(556,503)	(164,293)
Cash and cash equivalents, beginning of period	612,590	383,921
Cash and cash equivalents, end of period	$56,087	$219,628

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2013	2012
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$182,356	$125,435
Net cash paid for income and other taxes	$483	$560
Amortization of deferred financing costs:
Investment in real estate, net	$(1)	$—
Deferred financing costs, net	$7,177	$2,974
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(7,557)	$(2,153)
Notes, net	$486	$586
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(133)	$(134)
Accumulated other comprehensive income	$8,272	$3,563
Loss from investments in unconsolidated entities
Investments in unconsolidated entities	$42,213	$—
Other liabilities	$4,153	$—
Unrealized (gain) on derivative instruments:
Other assets	$1,471	$1,300
Mortgage notes payable	$—	$(588)
Notes, net	$(1,471)	$(712)
Other liabilities	$(2,814)	$(3,219)
Accumulated other comprehensive income	$2,814	$3,218
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$(8,707,967)	$—
Investments in unconsolidated entities	$(218,197)	$—
Deposits – restricted	$(474)	$—
Escrow deposits – mortgage	$(35,898)	$—
Deferred financing costs, net	$(25,780)	$—
Other assets	$(204,523)	$—
Mortgage notes payable	$3,076,876	$—
Accounts payable and accrued expenses	$17,593	$—
Accrued interest payable	$11,256	$—
Other liabilities	$117,391	$—
Security deposits	$10,949	$—
Issuance of Common Shares	$1,929,868	$—
Noncontrolling Interests – Partially Owned Properties	$28,263	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(8,089)	$(4,827)
Investments in unconsolidated entities	$(324)	$(169)
Other:
Receivable on sale of Common Shares	$—	$28,457
Foreign currency translation adjustments	$873	$—

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2013
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$50,000
Balance, end of period	$50,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,251
Issuance of Common Shares	345
Exercise of share options	3
Share-based employee compensation expense:
Restricted shares	2
Balance, end of period	$3,601

PAID IN CAPITAL
Balance, beginning of year	$6,542,355
Common Share Issuance:
Conversion of OP Units into Common Shares	684
Issuance of Common Shares	1,929,523
Exercise of share options	7,171
Employee Share Purchase Plan (ESPP)	1,763
Share-based employee compensation expense:
Restricted shares	3,050
Share options	3,367
ESPP discount	311
Offering costs	(406)
Supplemental Executive Retirement Plan (SERP)	(2,219)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	50,109
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(42,863)
Balance, end of period	$8,492,845

RETAINED EARNINGS
Balance, beginning of year	$887,355
Net income attributable to controlling interests	1,017,686
Common Share distributions	(144,015)
Preferred Share distributions	(1,036)
Balance, end of period	$1,759,990

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2013
SHAREHOLDERS' EQUITY (continued)
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(193,148)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	2,814
Losses reclassified into earnings from other comprehensive income	8,272
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the period	427
Accumulated other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(873)
Balance, end of period	$(182,508)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$159,606
Issuance of LTIP Units to Noncontrolling Interests	3
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(684)
Equity compensation associated with Noncontrolling Interests	4,304
Net income attributable to Noncontrolling Interests	43,323
Distributions to Noncontrolling Interests	(5,691)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(38,494)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	42,863
Balance, end of period	$205,230

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$77,688
Net income attributable to Noncontrolling Interests	25
Contributions by Noncontrolling Interests	3,299
Acquisition of Archstone	28,263
Distributions to Noncontrolling Interests	(3,345)
Balance, end of period	$105,930

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Investment in real estate
Land	$6,319,353	$4,554,912
Depreciable property	19,966,235	15,711,944
Projects under development	500,829	387,750
Land held for development	577,676	353,823
Investment in real estate	27,364,093	21,008,429
Accumulated depreciation	(4,434,775)	(4,912,221)
Investment in real estate, net	22,929,318	16,096,208
Cash and cash equivalents	56,087	612,590
Investments in unconsolidated entities	193,338	17,877
Deposits – restricted	147,515	250,442
Escrow deposits – mortgage	39,535	9,129
Deferred financing costs, net	71,229	44,382
Other assets	358,136	170,372
Total assets	$23,795,158	$17,201,000

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$6,380,424	$3,898,369
Notes, net	5,379,890	4,630,875
Lines of credit	395,000	—
Accounts payable and accrued expenses	104,836	38,372
Accrued interest payable	88,518	76,223
Other liabilities	401,225	304,518
Security deposits	72,669	66,988
Distributions payable	150,751	260,176
Total liabilities	12,973,313	9,275,521

Commitments and contingencies

Redeemable Limited Partners	386,757	398,372
Capital:
Partners' Capital:
Preference Units	50,000	50,000
General Partner	10,256,436	7,432,961
Limited Partners	205,230	159,606
Accumulated other comprehensive (loss)	(182,508)	(193,148)
Total partners' capital	10,329,158	7,449,419
Noncontrolling Interests – Partially Owned Properties	105,930	77,688
Total capital	10,435,088	7,527,107
Total liabilities and capital	$23,795,158	$17,201,000

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per Unit data)
(Unaudited)

	Quarter Ended March 31,
	2013	2012
REVENUES
Rental income	$537,002	$444,384
Fee and asset management	2,160	2,064
Total revenues	539,162	446,448

EXPENSES
Property and maintenance	107,083	92,952
Real estate taxes and insurance	68,647	52,440
Property management	22,489	23,339
Fee and asset management	1,646	1,307
Depreciation	205,272	148,246
General and administrative	16,496	13,688
Total expenses	421,633	331,972

Operating income	117,529	114,476

Interest and other income	256	169
Other expenses	(2,564)	(5,807)
Merger expenses	(19,092)	(1,149)
Interest:
Expense incurred, net	(195,685)	(118,011)
Amortization of deferred financing costs	(7,023)	(2,934)
(Loss) before income and other taxes, (loss) from investments in unconsolidated entities and discontinued operations	(106,579)	(13,256)
Income and other tax (expense) benefit	(407)	(170)
(Loss) from investments in unconsolidated entities due to operations	(355)	—
(Loss) from investments in unconsolidated entities due to merger expenses	(46,011)	—
(Loss) from continuing operations	(153,352)	(13,426)
Discontinued operations, net	1,214,386	165,593
Net income	1,061,034	152,167
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(25)	(450)
Net income attributable to controlling interests	$1,061,009	$151,717

ALLOCATION OF NET INCOME:
Preference Units	$1,036	$3,466

General Partner	$1,016,650	$141,833
Limited Partners	43,323	6,418
Net income available to Units	$1,059,973	$148,251

Earnings per Unit – basic:
(Loss) from continuing operations available to Units	$(0.44)	$(0.06)
Net income available to Units	$3.01	$0.47
Weighted average Units outstanding	351,255	312,011

Earnings per Unit – diluted:
(Loss) from continuing operations available to Units	$(0.44)	$(0.06)
Net income available to Units	$3.01	$0.47
Weighted average Units outstanding	351,255	312,011

Distributions declared per Unit outstanding	$0.40	$0.3375

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Quarter Ended March 31,
	2013	2012
Comprehensive income:
Net income	$1,061,034	$152,167
Other comprehensive income (loss):
Other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	2,814	3,218
Losses reclassified into earnings from other comprehensive income	8,272	3,563
Other comprehensive income (loss) – other instruments:
Unrealized holding gains (losses) arising during the period	427	(36)
Other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(873)	—
Other comprehensive income	10,640	6,745
Comprehensive income	1,071,674	158,912
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(25)	(450)
Comprehensive income attributable to controlling interests	$1,071,649	$158,462

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,061,034	$152,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	220,038	175,108
Amortization of deferred financing costs	7,176	2,974
Amortization of above/below market leases	292	—
Amortization of discounts and premiums on debt	(7,071)	(1,567)
Amortization of deferred settlements on derivative instruments	8,139	3,429
Write-off of pursuit costs	2,533	1,034
Loss from investments in unconsolidated entities	46,366	—
Distributions from unconsolidated entities – return on capital	257	89
Net (gain) on sales of discontinued operations	(1,198,922)	(132,956)
Unrealized (gain) on derivative instruments	—	(1)
Compensation paid with Company Common Shares	10,236	8,968
Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	1,733	(2,768)
Decrease (increase) in mortgage deposits	1,651	(782)
Decrease in other assets	15,220	12,262
Increase in accounts payable and accrued expenses	47,498	41,616
Increase (decrease) in accrued interest payable	1,039	(8,632)
(Decrease) in other liabilities	(18,437)	(16,878)
(Decrease) increase in security deposits	(5,268)	182
Net cash provided by operating activities	193,514	234,245

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	(4,000,643)	—
Investment in real estate – acquisitions	—	(183,112)
Investment in real estate – development/other	(65,232)	(35,876)
Improvements to real estate	(26,599)	(30,225)
Additions to non-real estate property	(1,942)	(2,229)
Interest capitalized for real estate and unconsolidated entities under development	(8,413)	(4,996)
Proceeds from disposition of real estate, net	2,955,398	204,272
Investments in unconsolidated entities	(283)	(2,396)
Decrease (increase) in deposits on real estate acquisitions and investments, net	101,668	(27,386)
Decrease in mortgage deposits	4,473	83
Net cash (used for) investing activities	(1,041,573)	(81,865)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(13,869)	$(4,227)
Mortgage deposits	(632)	(37)
Mortgage notes payable:
Restricted cash	—	209
Lump sum payoffs	(584,020)	(47,800)
Scheduled principal repayments	(3,244)	(3,970)
Notes, net:
Proceeds	750,000	—
Lump sum payoffs	—	(253,858)
Lines of credit:
Proceeds	5,850,000	—
Repayments	(5,455,000)	—
Proceeds from sale of OP Units	—	152,058
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	1,763	4,210
Proceeds from exercise of EQR options	7,174	18,938
Payment of offering costs	(406)	(1,887)
Contributions – Noncontrolling Interests – Partially Owned Properties	3,299	921
Contributions – Limited Partners	3	5
Distributions:
OP Units – General Partner	(249,330)	(168,350)
Preference Units	—	(3,466)
OP Units – Limited Partners	(10,837)	(7,657)
Noncontrolling Interests – Partially Owned Properties	(3,345)	(1,762)
Net cash provided by (used for) financing activities	291,556	(316,673)
Net (decrease) in cash and cash equivalents	(556,503)	(164,293)
Cash and cash equivalents, beginning of period	612,590	383,921
Cash and cash equivalents, end of period	$56,087	$219,628

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

		Quarter Ended March 31,
		2013	2012
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized		$182,356	$125,435
Net cash paid for income and other taxes		$483	$560
Amortization of deferred financing costs:
Investment in real estate, net		$(1)	$—
Deferred financing costs, net		$7,177	$2,974
Amortization of discounts and premiums on debt:
Mortgage notes payable		$(7,557)	$(2,153)
Notes, net		$486	$586
Amortization of deferred settlements on derivative instruments:
Other liabilities		$(133)	$(134)
Accumulated other comprehensive income		$8,272	$3,563
Loss from investments in unconsolidated entities
Investments in unconsolidated entities		$42,213	$—
Other liabilities		$4,153	$—
Unrealized (gain) on derivative instruments:
Other assets		$1,471	$1,300
Mortgage notes payable		$—	$(588)
Notes, net		$(1,471)	$(712)
Other liabilities		$(2,814)	$(3,219)
Accumulated other comprehensive income		$2,814	$3,218
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net		$(8,707,967)	$—
Investments in unconsolidated entities	x	$(218,197)	$—
Deposits – restricted	x	$(474)	$—
Escrow deposits – mortgage	x	$(35,898)	$—
Deferred financing costs, net	x	$(25,780)	$—
Other assets		$(204,523)	$—
Mortgage notes payable	x	$3,076,876	$—
Accounts payable and accrued expenses		$17,593	$—
Accrued interest payable	x	$11,256	$—
Other liabilities		$117,391	$—
Security deposits	x	$10,949	$—
Issuance of OP Units		$1,929,868	$—
Noncontrolling Interests – Partially Owned Properties		$28,263	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net		$(8,089)	$(4,827)
Investments in unconsolidated entities		$(324)	$(169)
Other:
Receivable on sale of OP Units		$—	$28,457
Foreign currency translation adjustments		$873	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2013
PARTNERS' CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$50,000
Balance, end of period	$50,000

GENERAL PARTNER
Balance, beginning of year	$7,432,961
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	684
Issuance of OP Units	1,929,868
Exercise of EQR share options	7,174
EQR's Employee Share Purchase Plan (ESPP)	1,763
Share-based employee compensation expense:
EQR restricted shares	3,052
EQR share options	3,367
EQR ESPP discount	311
Offering costs	(406)
Net income available to Units – General Partner	1,016,650
OP Units – General Partner distributions	(144,015)
Supplemental Executive Retirement Plan (SERP)	(2,219)
Change in market value of Redeemable Limited Partners	50,109
Adjustment for Limited Partners ownership in Operating Partnership	(42,863)
Balance, end of period	$10,256,436

LIMITED PARTNERS
Balance, beginning of year	$159,606
Issuance of LTIP Units to Limited Partners	3
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(684)
Equity compensation associated with Units – Limited Partners	4,304
Net income available to Units – Limited Partners	43,323
Units – Limited Partners distributions	(5,691)
Change in carrying value of Redeemable Limited Partners	(38,494)
Adjustment for Limited Partners ownership in Operating Partnership	42,863
Balance, end of period	$205,230

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(193,148)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	2,814
Losses reclassified into earnings from other comprehensive income	8,272
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the period	427
Accumulated other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(873)
Balance, end of period	$(182,508)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2013
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$77,688
Net income attributable to Noncontrolling Interests	25
Contributions by Noncontrolling Interests	3,299
Acquisition of Archstone	28,263
Distributions to Noncontrolling Interests	(3,345)
Balance, end of period	$105,930

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
EQR is the general partner of, and as of March 31, 2013 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of March 31, 2013, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 416 properties located in 13 states and the District of Columbia consisting of 118,778 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	390	108,579
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	20	3,917
Partially Owned Properties – Unconsolidated	1	336
Military Housing	2	5,093
	416	118,778

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X promulgated under the Securities Act of 1933, as amended. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the quarter ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The balance sheets at December 31, 2012 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2012.

Real Estate Assets and Depreciation of Investment in Real Estate

Effective for business combinations on or after January 1, 2009, an acquiring entity is required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. In addition, an acquiring entity is required to expense acquisition-related costs as incurred, value noncontrolling interests at fair value at the acquisition date and expense restructuring costs associated with an acquired business.

The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. The Company allocates the purchase price of acquired real estate to various components as follows:

•	Land – Based on actual purchase price adjusted to fair value (as necessary) if acquired separately or market research/comparables if acquired with an operating property.

•
Furniture, Fixtures and Equipment – Ranges between $3,000 and $13,000 per apartment unit acquired as an estimate of the fair value of the appliances and fixtures inside an apartment unit. The per-apartment unit amount applied depends on the type of apartment building acquired. Depreciation is calculated on the straight-line method over an estimated useful life of five to ten years.

•
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

•	Building – Based on the fair value determined on an “as-if vacant” basis. Depreciation is calculated on the straight-line method over an estimated useful life of thirty years.

•	Site Improvements – Based on replacement cost. Depreciation is calculated on the straight-line method over an estimated useful life of eight years.

•	Long-Term Debt – The Company calculates the fair value by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings.

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
Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of March 31, 2013, the Company has recorded a deferred tax asset of approximately $36.1 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Other

The Company is the controlling partner in various consolidated partnerships owning 20 properties and 3,917 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $105.9 million at March 31, 2013. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $8.0 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of March 31, 2013, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $35.5 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on March 31, 2013 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

Effective January 1, 2012, companies are required to separately disclose the amounts and reasons for any transfers of assets and liabilities into and out of Level 1 and Level 2 of the fair value hierarchy. For fair value measurements using significant unobservable inputs (Level 3), companies are required to disclose quantitative information about the significant unobservable inputs used for all Level 3 measurements and a description of the Company's valuation processes in determining fair value. In addition, companies are required to provide a qualitative discussion about the sensitivity of recurring Level 3 measurements to changes in the unobservable inputs disclosed, including the interrelationship between inputs. Companies are also required to disclose information about when the current use of a non-financial asset measured at fair value differs from its highest and best use and the hierarchy classification for items whose fair value is not recorded on the balance sheet but is disclosed in the notes. This does not have a material effect on the Company's consolidated results of operations or financial position. See Notes 4 and 9 for further discussion.

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

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the quarter ended March 31, 2013:

2013
Common Shares
Common Shares outstanding at January 1,	325,054,654
Common Shares Issued:
Conversion of OP Units	23,964
Issuance of Common Shares	34,468,085
Exercise of share options	268,547
Employee Share Purchase Plan (ESPP)	37,704
Restricted share grants, net	210,721
Common Shares outstanding at March 31,	360,063,675
Units
Units outstanding at January 1,	13,968,758
LTIP Units, net	281,931
Conversion of OP Units to Common Shares	(23,964)
Units outstanding at March 31,	14,226,725
Total Common Shares and Units outstanding at March 31,	374,290,400
Units Ownership Interest in Operating Partnership	3.8%
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
The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at March 31, 2013 and December 31, 2012.
The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of March 31, 2013, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $386.8 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the change in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the quarter ended March 31, 2013 (amounts in thousands):

2013
Balance at January 1,	$398,372
Change in market value	(50,109)
Change in carrying value	38,494
Balance at March 31,	$386,757
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
The following table presents the Company’s issued and outstanding Preferred Shares as of March 31, 2013 and December 31, 2012:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	March 31, 2013	December 31, 2012
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at March 31, 2013 and December 31, 2012	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

(1)
On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the quarter ended March 31, 2013:

2013
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	339,023,412
Issued to General Partner:
Issuance of OP Units	34,468,085
Exercise of EQR share options	268,547
EQR’s Employee Share Purchase Plan (ESPP)	37,704
EQR's restricted share grants, net	210,721
Issued to Limited Partners:
LTIP Units, net	281,931
General and Limited Partner Units outstanding at March 31,	374,290,400
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,968,758
Limited Partner LTIP Units, net	281,931
Conversion of Limited Partner OP Units to EQR Common Shares	(23,964)
Limited Partner Units outstanding at March 31,	14,226,725
Limited Partner Units Ownership Interest in Operating Partnership	3.8%
The Limited Partners of the Operating Partnership as of March 31, 2013 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.
The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.
The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at March 31, 2013 and December 31, 2012.
The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of March 31, 2013, the Redeemable Limited Partner Units have a redemption value of approximately $386.8 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the change in the redemption value of the Redeemable Limited Partners for the quarter ended March 31, 2013 (amounts in thousands):

2013
Balance at January 1,	$398,372
Change in market value	(50,109)
Change in carrying value	38,494
Balance at March 31,	$386,757
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
The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of March 31, 2013 and December 31, 2012:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	March 31, 2013	December 31, 2012
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at March 31, 2013 and December 31, 2012	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

(1)
On or after the redemption date, redeemable preference units may be redeemed for cash at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the liquidation price per unit, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares.

(2)	Dividends on Preference Units are payable quarterly.

Other

On February 27, 2013, the Company issued 34,468,085 Common Shares to an affiliate of Lehman Brothers Holdings Inc. as partial consideration for the portion of the Archstone Portfolio acquired by the Company (as discussed in Note 4 below). The shares had a total value of $1.9 billion based on the February 27, 2013 closing price of EQR Common Shares of $55.99 per share. Concurrent with this transaction, ERPOP issued 34,468,085 OP Units to EQR. On March 7, 2013, EQR filed a shelf registration statement relating to the resale of these shares by the selling shareholders.
On November 28, 2012, EQR priced the issuance of 21,850,000 Common Shares at a price of $54.75 per share for total consideration of approximately $1.2 billion, after deducting underwriting commissions of $35.9 million. Concurrent with this transaction, ERPOP issued 21,850,000 OP Units to EQR.
In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years (later increased by 5.7 million Common Shares and extended to February 2014) into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR has not issued any shares under this program since September 14, 2012. EQR has 6.0 million Common Shares remaining available for issuance under the ATM program as of March 31, 2013.

EQR has a share repurchase program authorized by the Board of Trustees under which it has authorization to repurchase up to $464.6 million of its shares as of March 31, 2013. No shares were repurchased during the quarter ended March 31, 2013.

See Note 6 for a discussion of the Noncontrolling Interests assumed in conjunction with the acquisition of Archstone.

4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	March 31, 2013	December 31, 2012
Land	$6,319,353	$4,554,912
Depreciable property:
Buildings and improvements	18,222,448	14,135,740
Furniture, fixtures and equipment	1,234,836	1,343,765
In-Place lease intangibles	508,951	232,439
Projects under development:
Land	224,562	210,632
Construction-in-progress	276,267	177,118
Land held for development:
Land	527,735	294,868
Construction-in-progress	49,941	58,955
Investment in real estate	27,364,093	21,008,429
Accumulated depreciation	(4,434,775)	(4,912,221)
Investment in real estate, net	$22,929,318	$16,096,208

During the quarter ended March 31, 2013, the Company, AvalonBay Communities, Inc. (“AVB”) and certain of their respective subsidiaries completed their previously announced acquisition (the “Archstone Acquisition”) from Archstone Enterprise LP (“Enterprise”) (which subsequently changed its name to Jupiter Enterprise LP) and its affiliates, of all of the assets of Enterprise (including interests in various entities affiliated with Enterprise), constituting a portfolio of apartment properties and other assets (the “Archstone Portfolio”). See further discussion below for details of the transaction. The Company did not acquire any additional rental properties or land parcels during the quarter ended March 31, 2013.

Archstone Acquisition

On February 27, 2013, the Company acquired assets representing approximately 60% of the Archstone Portfolio and AVB acquired assets representing approximately 40% of the Archstone Portfolio. The Archstone Portfolio consisted principally of high-quality apartment properties in major markets in the United States which is in line with the Company's investing strategies. Pursuant to the Archstone transaction, the Company acquired directly or indirectly, 71 wholly owned, stabilized properties consisting of 20,160 apartment units, one partially owned and consolidated stabilized property consisting of 432 apartment units, one partially owned and unconsolidated stabilized property consisting of 336 apartment units, three consolidated master-leased properties consisting of 853 apartment units, four projects in various stages of construction (two consolidated and two unconsolidated) for 964 apartment units and fourteen land sites for approximately $9.0 billion. During the quarter ended March 31, 2013, the Company recorded revenues and net operating income ("NOI") of $52.6 million and $36.2 million, respectively, from the acquired assets.

The Company owns the building and improvements and leases the land underlying the improvements under long-term ground leases that expire beginning in 2042 and running through 2103 for nine of the operating properties acquired and discussed above. These properties are consolidated and reflected as real estate assets while the ground leases are accounted for as operating leases. The Company also leases the three master-leased properties discussed above to third party operators and earns monthly net rental income.

The Company is accounting for the acquisition under the acquisition method in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations (“ASC 805”), and the initial accounting for this business combination is substantially complete but subject to further adjustment as certain information becomes available (see further discussion below). The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which the Company determined using Level 1, Level 2 and Level 3 inputs (amounts in thousands):

Land	$2,239,000
Depreciable property:
Buildings and improvements	5,833,258
Furniture, fixtures and equipment	61,470
In-Place lease intangibles	304,830
Projects under development	36,583
Land held for development	236,918
Investments in unconsolidated entities	189,244
Other assets	196,310
Other liabilities	(111,170)
Net assets acquired	$8,986,443

The consideration paid by the Company in connection with the Archstone Acquisition consisted of cash of approximately $4.0 billion (inclusive of $2.0 billion of Archstone secured mortgage principal paid off in conjunction with the closing), 34,468,085 Common Shares (which shares had a total value of $1.9 billion based on the February 27, 2013 closing price of EQR common shares of $55.99 per share) issued to the seller and the assumption of approximately $3.1 billion of mortgage debt (inclusive of a net mark-to-market premium of $127.9 million) and approximately 60% of all of the other assets and liabilities related to the Archstone Portfolio. The cash consideration was funded with proceeds from the December 2012 public equity offering, the asset sales discussed below, the Company's new $750.0 million senior unsecured delayed draw term loan facility and the Company's revolving credit facility.

The allocation of the fair values of the assets acquired and liabilities assumed is subject to further adjustment due primarily to information not readily available at the acquisition date and final purchase price settlement with the sellers and AVB in accordance with the terms of the purchase agreement. The Company's assessment of the fair values and the allocation of the purchase price to the identified tangible and intangible assets is its current best estimate of fair value.

The fair values of investment in real estate were determined using internally developed models that were based on market assumptions and comparable sales data as well as external valuations performed by unrelated third parties. The market assumptions used as inputs to the Company’s fair value model include construction costs, leasing assumptions, growth rates, discount rates, terminal capitalization rates and development yields. The Company uses data on its existing portfolio of properties and its recent acquisition and development properties, as well as similar market data from third party sources, when available, in determining these inputs (Level 2 and 3). The fair value of Noncontrolling Interests was calculated similar to the investment in real estate described above. The fair value of mortgage debt was calculated using indicative rates, leverage and coverage provided by lenders of similar loans (Level 2). The Common Shares issued to Lehman Brothers Holdings Inc. were valued using the quoted market price of Common Shares (Level 1).

The following table summarizes the acquisition date fair values of the above and below market ground and retail lease intangibles, which we determined using Level 2 and Level 3 inputs (in thousands):

Description	Balance Sheet Location	Fair Value
Assets
Ground lease intangibles – below market	Other Assets	$178,251
Retail lease intangibles – above market	Other Assets	2,310
Lease intangible assets		180,561
Accumulated amortization		(460)
Lease intangible assets, net		$180,101

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400
Retail lease intangibles – below market	Other Liabilities	8,040
Lease intangible liabilities		10,440
Accumulated amortization		(168)
Lease intangible liabilities, net		$10,272

During the quarter ended March 31, 2013, the Company amortized approximately $0.4 million of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statement of operations and approximately $0.1 million of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statement of operations.

The weighted average amortization period for above and below market ground lease intangibles and retail lease intangibles is 49.8 years and 5.3 years, respectively.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	2013	2014	2015	2016	2017	2018

Ground lease intangibles	$3,241	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(514)	(1,230)	(1,236)	(1,050)	(674)	(205)
Total	$2,727	$3,091	$3,085	$3,271	$3,647	$4,116

As of March 31, 2013, the Company has incurred Archstone-related expenses of approximately $86.0 million, of which approximately $13.5 million of this total was financing-related and approximately $72.5 million was merger costs. During the quarter ended March 31, 2013, the Company expensed $19.1 million of direct merger costs primarily related to investment banking and legal/accounting fees, which were included in merger expenses in the accompanying consolidated statements of operations, and $46.0 million of indirect merger costs related to severance obligations and retention bonuses through our 60% interest in an unconsolidated joint venture with AVB, which were included in (loss) from investments in unconsolidated entities due to merger expenses in the accompanying consolidated statements of operations. The Company also expensed $2.5 million of financing-related costs, which were included in interest expense in the accompanying consolidated statements of operations.

Unaudited Pro Forma Financial Information

Equity Residential

The following table illustrates the effect on net income, earnings per share – basic and earnings per share – diluted as if the Company had consummated the Archstone Acquisition as of January 1, 2012:

	Quarter Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Total revenues	$638,499	$586,173
(Loss) from continuing operations (2)	(34,473)	(149,998)
Discontinued operations, net	1,213,615	166,364
Net income	1,179,142	16,366
Net income available to Common Shares	1,130,671	13,068
Earnings per share - basic:
Net income available to Common Shares	$3.15	$0.04
Weighted average Common Shares outstanding (1)	359,362	355,123
Earnings per share - diluted (2):
Net income available to Common Shares	$3.15	$0.04
Weighted average Common Shares outstanding (1)	359,362	355,123

(1)
Includes a weighted average adjustment for Common Shares issued to the public in December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the Archstone Acquisition.

(2)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a pro forma loss from continuing operations for the quarters ended March 31, 2013 and 2012.

ERP Operating Limited Partnership

The following table illustrates the effect on net income, earnings per Unit – basic and earnings per Unit – diluted as if the Operating Partnership had consummated the Archstone Acquisition as of January 1, 2012:

	Quarter Ended March 31,
	2013	2012
	(In thousands, except per Unit amounts)
Total revenues	$638,499	$586,173
(Loss) from continuing operations (2)	(34,473)	(149,998)
Discontinued operations, net	1,213,615	166,364
Net income	1,179,142	16,366
Net income available to Units	1,178,887	13,659
Earnings per Unit - basic:
Net income available to Units	$3.15	$0.04
Weighted average Units outstanding (1)	373,085	368,329
Earnings per Unit - diluted (2):
Net income available to Units	$3.15	$0.04
Weighted average Units outstanding (1)	373,085	368,329

(1)
Includes a weighted average adjustment for Common Shares issued to the public in December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the Archstone Acquisition. Concurrent with these transactions, ERPOP issued the same number of OP Units to EQR.

(2)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a pro forma loss from continuing operations for the quarters ended March 31, 2013 and 2012.

For the quarters ended March 31, 2013 and 2012, acquisition costs of $19.1 million and $1.1 million, respectively, and severance/retention and other costs of $44.8 million and none, respectively, related to the Archstone Acquisition are not expected to have a continuing impact on the Company's financial results and therefore have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies or lower borrowing costs that the Company has or may achieve as a result of the acquisition or any strategies that management has or may consider in order to continue to efficiently manage the Company's operations, nor do they give pro forma effect to any other acquisitions, dispositions or capital markets transactions (excluding the equity offering in December 2012 which proceeds were used for the Archstone Acquisition) that the Company completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the Archstone Acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

During the quarter ended March 31, 2013, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	63	18,452	$2,975,187
Total	63	18,452	$2,975,187

The Company recognized a net gain on sales of discontinued operations of approximately $1.2 billion on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

In addition to the property and land parcel that were subsequently acquired as discussed in Note 14, the Company has entered into an agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Land Parcel (one)	—	—	$12,500
Total	—	—	$12,500

In addition to the properties that were subsequently disposed of as discussed in Note 14, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	7	1,566	$191,715
Land Parcels (two)	—	—	22,900
Other (1)	—	—	32,500
Total	7	1,566	$247,115

(1) Represents a 97,000 square foot commercial building adjacent to our Harbor Steps apartment property in downtown Seattle that was acquired in 2011.

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of March 31, 2013 (amounts in thousands except for project and apartment unit amounts):

	Consolidated			Unconsolidated
	Development Projects			Development Projects
	Held for and/or Under Development	Operating	Total	Held for and/or Under Development	Operating	Total

Total projects (1)	—	20	20	—	1	1

Total apartment units (1)	—	3,917	3,917	—	336	336

Balance sheet information at 3/31/13 (at 100%):
ASSETS
Investment in real estate	$219,252	$644,208	$863,460	$280,326	$55,017	$335,343
Accumulated depreciation	—	(160,227)	(160,227)	—	(540)	(540)
Investment in real estate, net	219,252	483,981	703,233	280,326	54,477	334,803
Cash and cash equivalents	4,022	12,437	16,459	2,607	1,589	4,196
Investments in unconsolidated entities	—	56,253	56,253	—	—	—
Deposits – restricted	43,616	24,582	68,198	—	—	—
Deferred financing costs, net	—	2,632	2,632	57	—	57
Other assets	5,781	26,700	32,481	346	1,336	1,682
Total assets	$272,671	$606,585	$879,256	$283,336	$57,402	$340,738

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable	$—	$343,218	$343,218	$117,688	$30,550	$148,238
Accounts payable & accrued expenses	1,788	2,201	3,989	10,127	—	10,127
Accrued interest payable	—	1,195	1,195	460	—	460
Other liabilities	1,224	1,168	2,392	242	1,681	1,923
Security deposits	—	1,765	1,765	47	—	47
Total liabilities	3,012	349,547	352,559	128,564	32,231	160,795

Noncontrolling Interests - Partially Owned Properties/Partners' equity	89,888	16,042	105,930	114,909	20,137	135,046
Company equity/General and Limited Partners' Capital	179,771	240,996	420,767	39,863	5,034	44,897
Total equity/capital	269,659	257,038	526,697	154,772	25,171	179,943
Total liabilities and equity/capital	$272,671	$606,585	$879,256	$283,336	$57,402	$340,738

Debt – Secured (2):
Company/Operating Partnership Ownership (3)	$—	$266,228	$266,228	$39,120	$6,110	$45,230
Noncontrolling Ownership	—	76,990	76,990	78,568	24,440	103,008
Total (at 100%)	$—	$343,218	$343,218	$117,688	$30,550	$148,238

	Consolidated			Unconsolidated
	Development Projects			Development Projects
	Held for and/or Under Development			Held for and/or Under Development	Operating

		Operating	Total			Total
Operating information for the quarter ended 3/31/13 (at 100%):
Operating revenue	$—	$17,485	$17,485	$219	$453	$672
Operating expenses	52	5,602	5,654	256	185	441

Net operating (loss) income	(52)	11,883	11,831	(37)	268	231
Depreciation	—	6,094	6,094	—	540	540
General and administrative/other	122	13	135	—	—	—

Operating (loss) income	(174)	5,776	5,602	(37)	(272)	(309)
Interest and other income	1	3	4	—	—	—
Other expenses	(86)	—	(86)	—	(49)	(49)
Interest:
Expense incurred, net	—	(2,854)	(2,854)	(16)	(87)	(103)
Amortization of deferred financing costs	—	(50)	(50)	—	—	—

(Loss) income before income and other taxes, (loss) from investments in unconsolidated entities and net gain on sales of discontinued operations	(259)	2,875	2,616	(53)	(408)	(461)
Income and other tax (expense) benefit	(11)	(39)	(50)	—	—	—
(Loss) from investments in unconsolidated entities	—	(97)	(97)	—	—	—
Net gain on sales of discontinued operations	—	2,807	2,807	—	—	—

Net (loss) income	$(270)	$5,546	$5,276	$(53)	$(408)	$(461)

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All outstanding debt is non-recourse to the Company.

(3)	Represents the Company’s/Operating Partnership’s current equity ownership interest.

Note:
The above tables exclude the Company's interests in unconsolidated joint ventures entered into with AVB in connection with the Archstone transaction. These ventures own certain non-core Archstone assets that are held for sale and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests have an aggregate liquidation value of $167.2 million at March 31, 2013. The ventures are owned 60% by the Company and 40% by AVB.

The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $105.9 million at March 31, 2013. The Company has identified one development partnership, consisting of a land parcel with a book value of $5.0 million, as a VIE. The Company does not have any unconsolidated VIEs.

On February 27, 2013, in conjunction with the Archstone Acquisition, the Company acquired interests in several joint ventures. Details of these interests follow by project:

Enclave at Wellington – This venture is currently developing certain land parcels into a 268 unit apartment building located in Wellington, Florida. The Company has a 95% equity interest with an initial basis of $26.2 million. Total project costs are expected to be approximately $50.0 million. The Company is the managing member, is responsible for constructing the project and its partner does not have substantive kick-out or participating rights. As a result, the entity is required to be consolidated on the Company's balance sheet.

East Palmetto Park – This venture was formed to ultimately develop certain land parcels into a 377 unit apartment building located in Boca Raton, Florida. The Company has a 90% equity interest with an initial basis of $20.2 million. The Company is the managing member, is responsible for constructing the project and its partner does not have substantive kick-out or participating rights. As a result, the entity is required to be consolidated on the Company's balance sheet.

Wisconsin Place – This venture was formed to develop and operate a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities. The Company has a 75% equity interest with an initial basis of $189.4 million in the 432 unit residential component. The Company is the managing member, was responsible for constructing the residential project and its partner does not have substantive kick-out or participating rights. As a result, the entity that owns the residential component of this mixed-use site is required to be consolidated on the Company's balance sheet. Such entity also retains an unconsolidated interest in an entity that owns the land underlying the project and owns and operates the parking facility. The initial fair value of this investment is $56.5 million. The Company does not have any ownership interest in the retail and office components.

San Norterra – This venture is currently developing certain land parcels into a 388 unit apartment building located in Phoenix, Arizona. The Company has an 85% equity interest with an initial basis of $16.9 million. Total project costs are approximately $56.3 million and construction is being partially funded with a loan that is guaranteed by the partner and non-recourse to the Company. The loan has a maximum debt commitment of $34.8 million and a current unconsolidated outstanding balance of $24.0 million; the loan bears interest at LIBOR plus 2.25% and matures January 6, 2015. The partner is the managing member and is developing the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

Waterton Tenside – This venture was formed to develop and operate a 336 unit apartment property located in Atlanta, Georgia. The Company has a 20% equity interest with an initial basis of $5.1 million. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $30.6 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

Mission Gorge – This venture was formed to ultimately develop a land parcel into a 444 unit apartment building located in San Diego, California. The Company has a 23.17% equity interest with an initial basis of $4.1 million. While the Company is the managing member of the joint venture and will be responsible for constructing the project, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing project. As a result, this entity is unconsolidated and recorded using the equity method of accounting.

Parkside at Emeryville – This venture is currently developing certain land parcels into a 180 unit apartment building located in Emeryville, California. The Company has a 5% equity interest with an initial basis of approximately $1.4 million. Total project costs are expected to be approximately $75.0 million and construction will be partially funded with a loan. The loan has a maximum debt commitment of $39.5 million and as of March 31, 2013 has not yet been drawn; the loan will bear interest at LIBOR plus 2.25% and matures August 14, 2015. The Company has given a repayment guaranty on the construction loan of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees. The partner is the managing member and is developing the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets that are held for sale, such as interests in a German portfolio of apartment buildings, and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $105.2 million. The venture is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the venture is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. At March 31, 2013, the preferred interests have an aggregate liquidation value of $167.2 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the venture are borne 60% by the Company and 40% by AVB. The venture is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the venture is unconsolidated and recorded using the equity method of accounting.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet (not a VIE). Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of March 31, 2013, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $212.7 million, of which Toll Brothers' noncontrolling interest balance totaled $87.3 million.

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These land parcels are now unconsolidated. Total project costs are approximately $232.8 million and construction will be predominantly funded with two separate long-term, non-recourse secured loans from the partner. Nexus Sawgrass has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $36.3 million; the loan bears interest at 5.60% and matures January 1, 2021. Domain has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $57.4 million; the loan bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, is responsible for constructing both of the projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects, neither of which is a VIE. The Company currently has no further funding obligations related to these projects.

7.	Deposits – Restricted

The following table presents the Company’s restricted deposits as of March 31, 2013 and December 31, 2012 (amounts in thousands):

	March 31, 2013	December 31, 2012
Tax–deferred (1031) exchange proceeds	$37,882	$152,182
Earnest money on pending acquisitions	3,850	5,613
Restricted deposits on real estate investments	58,604	44,209
Resident security and utility deposits	45,870	44,199
Other	1,309	4,239
Totals	$147,515	$250,442

8.    Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s $750.0 million senior unsecured delayed draw term loan facility and also guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of March 31, 2013, the Company had outstanding mortgage debt of approximately $6.4 billion.

During the quarter ended March 31, 2013, the Company:

▪	Repaid $587.3 million of mortgage loans;

▪
Assumed $2.2 billion of mortgage debt held in two Fannie Mae loan pools, consisting of $1.2 billion collateralized by 16 properties with an interest rate of 6.256% and a maturity date of November 1, 2017 and $1.0 billion collateralized by 15 properties with an interest rate of 5.883% and a maturity date of November 1, 2014;

▪	Assumed $346.6 million of tax-exempt bonds on four properties with interest rates ranging from SIFMA plus 0.860% to SIFMA plus 1.402% and maturity dates through November 15, 2036;

▪	Assumed $339.0 million of other mortgage debt on three properties with fixed interest rates ranging from 0.100% to 5.240% and maturity dates through May 1, 2061;

▪	Assumed $34.1 million of other mortgage debt on one property with a variable rate of LIBOR plus 1.75% and a maturity date of September 1, 2014; and

▪	Recorded $127.9 million of net mark-to-market premiums on the mortgage debt described in the bullets above.

The Company recorded approximately $71.4 million, $1.6 million and $4.1 million of prepayment penalties, write-offs of unamortized deferred financing costs and write-offs of unamortized discounts, respectively, during the quarter ended March 31, 2013 as additional interest expense related to debt extinguishment of mortgages.

As of March 31, 2013, the Company had $700.5 million of secured debt subject to third party credit enhancement.

As of March 31, 2013, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 1, 2061. At March 31, 2013, the interest rate range on the Company’s mortgage debt was 0.10% to 11.25%. During the quarter ended March 31, 2013, the weighted average interest rate on the Company’s mortgage debt was 4.86%.

Notes

As of March 31, 2013, the Company had outstanding unsecured notes of approximately $5.4 billion.

During the quarter ended March 31, 2013, the Company:

▪
Entered into a new senior unsecured $750.0 million delayed draw term loan facility which was fully drawn on February 27, 2013 in connection with the Archstone acquisition. The maturity date of January 11, 2015 is subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new term loan facility will generally be LIBOR plus a spread (currently 1.20%), which is dependent on the credit rating of the Company's long-term debt.

In November 2012, the Company obtained a commitment for a senior unsecured bridge loan facility in an aggregate principal amount not to exceed $2.5 billion to finance the acquisition of Archstone and to pay fees and expenses relating to this transaction. On January 11, 2013, the Company terminated this $2.5 billion bridge loan facility in connection with the execution of the term loan facility discussed above and the new revolving credit facility discussed below. The Company wrote off approximately $2.5 million of unamortized deferred financing costs during the quarter ended March 31, 2013 as additional interest expense.

As of March 31, 2013, scheduled maturities for the Company’s outstanding notes were at various dates through 2026. At March 31, 2013, the interest rate range on the Company’s notes was 1.18% to 7.57%. During the quarter ended March 31, 2013, the weighted average interest rate on the Company’s notes was 5.36%.

Lines of Credit

On January 11, 2013, the Company replaced its existing $1.75 billion facility with a new $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.05%) and the Company pays an annual facility fee (currently15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. The existing $1.75 billion facility was scheduled to mature in July 2014.

As of March 31, 2013, the amount available on the credit facility was $2.07 billion (net of $36.7 million which was restricted/dedicated to support letters of credit and net of $395.0 million outstanding). During the quarter ended March 31, 2013, the weighted average interest rate was 1.24%.

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

The carrying values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $6.4 billion and $5.8 billion, respectively, at March 31, 2013. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $6.7 billion (Level 2) and $6.4 billion (Level 2), respectively, at March 31, 2013. The carrying values of the Company's mortgage notes payable and unsecured notes were approximately $3.9 billion and $4.6 billion, respectively, at December 31, 2012. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion (Level 2) and $5.2 billion (Level 2), respectively, at December 31, 2012. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, lines of credit, derivative instruments and investment securities), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company may also use derivatives to manage its exposure to foreign exchange rates or manage commodity prices in the daily operations of the business.

The following table summarizes the Company’s consolidated derivative instruments at March 31, 2013 (dollar amounts are in thousands):

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

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	3/31/2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$53	$—	$53	$—
Supplemental Executive Retirement Plan	Other Assets	71,026	71,026	—	—
Available-for-Sale Investment Securities	Other Assets	2,640	2,640	—	—
Total		$73,719	$73,666	$53	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$41,236	$—	$41,236	$—
Supplemental Executive Retirement Plan	Other Liabilities	71,026	71,026	—	—
Total		$112,262	$71,026	$41,236	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$386,757	$—	$386,757	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,524	$—	$1,524	$—
Supplemental Executive Retirement Plan	Other Assets	70,655	70,655	—	—
Available-for-Sale Investment Securities	Other Assets	2,214	2,214	—	—
Total		$74,393	$72,869	$1,524	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$44,050	$—	$44,050	$—
Supplemental Executive Retirement Plan	Other Liabilities	70,655	70,655	—	—
Total		$114,705	$70,655	$44,050	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$398,372	$—	$398,372	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the quarters ended March 31, 2013 and 2012, respectively (amounts in thousands):

March 31, 2013 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,471)	Fixed rate debt	Interest expense	$1,471
Total		$(1,471)			$1,471

March 31, 2012 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,300)	Fixed rate debt	Interest expense	$1,300
Total		$(1,300)			$1,300

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the quarters ended March 31, 2013 and 2012, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
March 31, 2013 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$2,814	Interest expense	$(8,272)	N/A	$—
Total	$2,814		$(8,272)		$—

	Effective Portion			Ineffective Portion
March 31, 2012 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$3,218	Interest expense	$(3,563)	N/A	$—
Total	$3,218		$(3,563)		$—
As of March 31, 2013 and December 31, 2012, there were approximately $183.6 million and $194.7 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at March 31, 2013, the Company may recognize an estimated $16.9 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending March 31, 2014.
The following tables set forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of March 31, 2013 and December 31, 2012, respectively (amounts in thousands):

		Other Assets
March 31, 2013 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Available-for-Sale Investment Securities	N/A	$675	$1,965	$—	$2,640	$—
Total		$675	$1,965	$—	$2,640	$—

		Other Assets
December 31, 2012 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Available-for-Sale Investment Securities	N/A	$675	$1,539	$—	$2,214	$—
Total		$675	$1,539	$—	$2,214	$—

10.	Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2013	2012
Numerator for net income per share – basic and diluted (1):
(Loss) from continuing operations	$(153,352)	$(13,426)
Allocation to Noncontrolling Interests – Operating Partnership, net	6,345	752
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(25)	(450)
Preferred distributions	(1,036)	(3,466)
(Loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	(148,068)	(16,590)
Discontinued operations, net of Noncontrolling Interests	1,164,718	158,423
Numerator for net income per share – basic and diluted (1)	$1,016,650	$141,833
Denominator for net income per share – basic and diluted (1):
Denominator for net income per share – basic and diluted (1)	337,532	298,805
Net income per share – basic	$3.01	$0.47
Net income per share – diluted	$3.01	$0.47
Net income per share – basic:
(Loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	$(0.439)	$(0.055)
Discontinued operations, net of Noncontrolling Interests	3.451	0.530
Net income per share – basic	$3.012	$0.475
Net income per share – diluted (1):
(Loss) from continuing operations available to Common Shares	$(0.439)	$(0.055)
Discontinued operations, net	3.451	0.530
Net income per share – diluted	$3.012	$0.475

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the quarters ended March 31, 2013 and 2012.

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Quarter Ended March 31,
	2013	2012
Numerator for net income per Unit – basic and diluted (1):
(Loss) from continuing operations	$(153,352)	$(13,426)
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(25)	(450)
Allocation to Preference Units	(1,036)	(3,466)
(Loss) from continuing operations available to Units	(154,413)	(17,342)
Discontinued operations, net	1,214,386	165,593
Numerator for net income per Unit – basic and diluted (1)	$1,059,973	$148,251
Denominator for net income per Unit – basic and diluted (1):
Denominator for net income per Unit - basic and diluted (1)	351,255	312,011
Net income per Unit – basic	$3.01	$0.47
Net income per Unit – diluted	$3.01	$0.47
Net income per Unit – basic:
(Loss) from continuing operations available to Units	$(0.439)	$(0.055)
Discontinued operations, net	3.451	0.530
Net income per Unit – basic	$3.012	$0.475
Net income per Unit – diluted (1):
(Loss) from continuing operations available to Units	$(0.439)	$(0.055)
Discontinued operations, net	3.451	0.530
Net income per Unit – diluted	$3.012	$0.475

(1)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the quarters ended March 31, 2013 and 2012.

11.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the quarters ended March 31, 2013 and 2012 (amounts in thousands).

	Quarter Ended March 31,
	2013	2012
REVENUES
Rental income	$47,342	$84,142
Total revenues	47,342	84,142

EXPENSES (1)
Property and maintenance	11,870	19,849
Real estate taxes and insurance	5,042	3,797
Property management	1	70
Depreciation	14,766	26,862
General and administrative	7	4
Total expenses	31,686	50,582

Discontinued operating income	15,656	33,560

Interest and other income	52	28
Other expenses	(1)	(111)
Interest (2):
Expense incurred, net	(34)	(699)
Amortization of deferred financing costs	(153)	(40)
Income and other tax (expense) benefit	(56)	(101)

Discontinued operations	15,464	32,637
Net gain on sales of discontinued operations	1,198,922	132,956

Discontinued operations, net	$1,214,386	$165,593

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.
For the properties sold during the quarter ended March 31, 2013, the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2012 were $1.4 billion and $8.4 million, respectively.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at March 31, 2013. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of March 31, 2013, the Company has 11 consolidated projects (including 400 Park Avenue South in New York City which the Company is jointly developing with Toll Brothers that is discussed below and Enclave at Wellington in which the Company acquired a 95% interest in connection with the Archstone transaction that is discussed in Note 6) totaling 2,488 apartment units in various stages of development with commitments to fund of approximately $507.7 million and estimated completion dates ranging through June 30, 2015, as well as other completed development projects that are in various stages of lease up or are stabilized. Some of the projects are being developed solely by the Company, while others are being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company is the "general" or "managing" partner of the development venture.

As of March 31, 2013, the Company has four unconsolidated projects totaling 1,513 apartment units under development with estimated completion dates ranging through September 30, 2014. These projects are all being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company currently has no further funding obligations for Domain, Nexus Sawgrass and San Norterra. While the Company is the managing member of the Domain and Nexus Sawgrass joint ventures, is responsible for constructing both projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The Domain and Nexus Sawgrass buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements. The partner for San Norterra and Parkside at Emeryville is the “general” or “managing” partner of the development venture and the Company does not have substantive kick-out or participating rights. The Company has given a repayment guaranty on the construction loan for Parkside at Emeryville of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of March 31, 2013, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $212.7 million, of which Toll Brothers' noncontrolling interest balance totaled $87.3 million.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2013 and 2012, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the quarters ended March 31, 2013 and 2012, respectively, as well as total assets and capital expenditures at March 31, 2013 (amounts in thousands):

	Quarter Ended March 31, 2013
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$186,839	$102,570	$64,678	$111,566	$—	$465,653
Non-same store/other (2) (3)	43,702	17,389	256	8,100	1,902	71,349
Total rental income	230,541	119,959	64,934	119,666	1,902	537,002
Operating expenses:
Same store (1)	69,299	35,427	24,533	37,197	—	166,456
Non-same store/other (2) (3)	14,060	6,667	104	3,397	7,535	31,763
Total operating expenses	83,359	42,094	24,637	40,594	7,535	198,219
NOI:
Same store (1)	117,540	67,143	40,145	74,369	—	299,197
Non-same store/other (2) (3)	29,642	10,722	152	4,703	(5,633)	39,586
Total NOI	$147,182	$77,865	$40,297	$79,072	$(5,633)	$338,783

Total assets	$11,571,120	$4,745,161	$1,707,027	$3,925,524	$1,846,326	$23,795,158

Capital expenditures	$9,030	$8,137	$3,799	$3,993	$1,640	$26,599

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2012, less properties subsequently sold, which represented 90,350 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2012, plus any properties in lease-up and not stabilized as of January 1, 2012.

(3)	Other includes development and other corporate operations.

	Quarter Ended March 31, 2012
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$178,867	$95,144	$61,778	$107,363	$—	$443,152
Non-same store/other (2) (3)	404	722	—	87	19	1,232
Total rental income	179,271	95,866	61,778	107,450	19	444,384
Operating expenses:
Same store (1)	66,752	34,662	24,064	36,289	—	161,767
Non-same store/other (2) (3)	907	381	—	22	5,654	6,964
Total operating expenses	67,659	35,043	24,064	36,311	5,654	168,731
NOI:
Same store (1)	112,115	60,482	37,714	71,074	—	281,385
Non-same store/other (2) (3)	(503)	341	—	65	(5,635)	(5,732)
Total NOI	$111,612	$60,823	$37,714	$71,139	$(5,635)	$275,653

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2012, less properties subsequently sold, which represented 90,350 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2012, plus any properties in lease-up and not stabilized as of January 1, 2012.

(3)	Other includes development and other corporate operations.
Note: Markets/Metro Areas included in the above geographic segments are as follows:

(a)	Northeast – New England (excluding Boston), Boston, New York and Washington DC.

(b)	Northwest – Denver, San Francisco, Seattle and Tacoma.

(c)	Southeast – Atlanta, Jacksonville, Orlando and South Florida.

(d)	Southwest – Inland Empire, Los Angeles, Orange County, Phoenix and San Diego.
The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the quarters ended March 31, 2013 and 2012, respectively (amounts in thousands):

	Quarter Ended March 31,
	2013	2012
Rental income	$537,002	$444,384
Property and maintenance expense	(107,083)	(92,952)
Real estate taxes and insurance expense	(68,647)	(52,440)
Property management expense	(22,489)	(23,339)
Total operating expenses	(198,219)	(168,731)
Net operating income	$338,783	$275,653

14.	Subsequent Events/Other

Subsequent Events

Subsequent to March 31, 2013, the Company:

•	Acquired one property consisting of 322 apartments units and one land parcel for $108.0 million;

•	Sold 12 properties consisting of 3,924 apartment units and one land parcel for $552.8 million;

•	Repaid $400.0 million of 5.200% unsecured notes at maturity and the related $300.0 million of interest rate swaps matured;

•	Entered into $150.0 million of forward starting swaps to hedge changes in interest rates related to future secured or unsecured debt issuances;

•	Issued $500.0 million of ten-year 3.00% fixed rate public notes, receiving net proceeds of $495.6 million before underwriting fees and other expenses, at an all-in effective interest rate of 3.998%;

•	Paid approximately $44.7 million to settle three forward starting swaps in conjunction with the issuance of the $500.0 million fixed rate public notes discussed above; and

•	Purchased with AVB $65.0 million (of which the Company's 60% share was $39.0 million) of the Archstone preferred interests assumed by Legacy JV (see Note 6 for further discussion).

Other

During the quarters ended March 31, 2013 and 2012, the Company incurred charges of $0.1 million and $0.5 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $2.5 million and $1.0 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $2.6 million and $1.5 million, respectively, are included in other expenses in the accompanying consolidated statements of operations. See Note 4 for details on the property acquisition costs related to the Archstone transaction.

During the quarter ended March 31, 2012, the Company accrued $4.2 million related to a dispute with the owners of a land parcel that was subsequently settled in the second quarter of 2012. This accrual is included in other expenses in the accompanying consolidated statements of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.

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

▪
Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily and single family housing, increasing portions of single family housing stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond the Company's control; and

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
EQR is the general partner of, and as of March 31, 2013 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of March 31, 2013, the Company had approximately 4,000 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

Business Objectives and Operating and Investing Strategies
The Company invests in high quality apartment communities located in strategically targeted markets with the goal of maximizing our risk adjusted total return (operating income plus capital appreciation) on invested capital.
We seek to maximize the income and capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property appreciation. We are focused primarily on the six core coastal, high barrier to entry markets of Boston, New York, Washington DC, Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle. These markets generally feature one or more of the following characteristics that allow us to increase rents:

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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 151,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $14.1 billion, acquired over 66,000 apartment units primarily in its core markets for approximately $19.0 billion and began approximately $3.4 billion of development projects primarily in its core markets. We are currently seeking to acquire and develop assets primarily in the following six core coastal metropolitan areas: Boston, New York, Washington DC, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 10.9% of our NOI at March 31, 2013) in the two core markets of South Florida and Denver but do not currently intend to acquire or develop new assets in these markets. Further, we are in the process of exiting Atlanta, Phoenix, Orlando, Jacksonville and Tacoma, WA as a continued source of funding to complete tax deferred exchanges and reduce debt assumed in conjunction with the Archstone transaction.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties or land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of March 31, 2013, no single market/metropolitan area accounted for more than 19.3% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
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
Current Environment

On February 27, 2013, the Company, AvalonBay Communities, Inc. (“AVB”) and certain of their respective subsidiaries completed their previously-announced acquisition (the “Archstone Acquisition”) from Archstone Enterprise LP (“Enterprise”) and its affiliates, of all of the assets and liabilities of Enterprise (including interests in various entities affiliated with Enterprise), constituting a portfolio of apartment properties and other assets (the “Archstone Portfolio”). As a result of the Archstone Acquisition, the Company owns assets representing approximately 60% of the Archstone Portfolio and AVB owns assets representing approximately 40% of the Archstone Portfolio. The consideration paid by the Company in connection with the Archstone Acquisition consisted of cash in the amount of approximately $4.0 billion (inclusive of $2.0 billion of Archstone secured mortgage principal paid off in conjunction with the closing), 34,468,085 Common Shares (which shares had a total value of $1.9 billion based on the acquisition date closing price of EQR's Common Shares of $55.99 per share) and the assumption of $3.1 billion of mortgage debt (inclusive of a net mark-to-market premium of $127.9 million) and approximately 60% of all of the other assets and liabilities related to the Archstone Portfolio.

We are focusing our attention in 2013 on integrating the Archstone properties and operations. Pursuant to the Archstone transaction, the Company acquired 72 consolidated properties consisting of 20,592 apartment units, one unconsolidated property consisting of 336 apartment units, three consolidated master-leased properties consisting of 853 apartment units, four projects in various stages of development (two consolidated and two unconsolidated) and 14 land parcels for $9.0 billion during the quarter ended March 31, 2013. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage, which is demonstrated in the Archstone transaction.

The Company started construction on two projects representing 332 apartment units totaling approximately $132.2 million of development costs during the quarter ended March 31, 2013. The Company currently has the potential to begin construction on up to $1.0 billion of new developments in 2013. However, at the present time, we expect to begin construction on an additional $500.0 million to $700.0 million of new developments in 2013 in addition to the $132.2 million already started.

The Company continues to sell non-core assets and reduce its exposure to non-core markets as we believe these assets will have lower long-term returns and we can sell them for prices that we believe are favorable. The Archstone transaction provides an opportunity to accelerate this strategy and do so efficiently through the use of Section 1031 tax deferred exchanges. The Company sold 63 consolidated properties consisting of 18,452 apartment units for $3.0 billion during the quarter ended March 31, 2013. These dispositions combined with reinvestment of the cash proceeds in assets with lower cap rates (see definition below)

were dilutive to our per share results. The Company defines dilution from transactions as the lost NOI from sales proceeds that were not reinvested in other apartment properties or were reinvested in properties with a lower cap rate. The Company anticipates consolidated dispositions of approximately $4.0 billion during the year ending December 31, 2013. The Company funded a portion of the cash purchase price of the Archstone transaction with capital raised through these significant dispositions of assets and the Company expects to use future disposition proceeds to pay down debt. The Company currently anticipates that $3.8 billion of the projected $4.0 billion of dispositions for 2013 will occur in the first half of 2013. While this accelerated disposition program will be dilutive to our per share results, it has significantly mitigated the execution risk on the Archstone transaction.
As a result of the Archstone transaction and the property sales to help finance the transaction, the Company’s portfolio has changed significantly from the portfolio summary included in the Company's annual report on Form 10-K. The following table sets forth certain information by market relating to the Company's properties at March 31, 2013 as compared to December 31, 2012:

	Portfolio Summary as of December 31, 2012				Portfolio Summary as of March 31, 2013
			% of	Average			% of	Average
		Apartment	Stabilized	Rental		Apartment	Stabilized	Rental
Markets/Metro Areas	Properties	Units	NOI (1)	Rate (2)	Properties	Units	NOI (1)	Rate (2)

Core:
Washington DC	43	14,425	15.9%	$1,992	58	18,894	19.3%	$2,181
New York	30	8,047	13.9%	3,433	38	10,330	16.5%	3,684
San Francisco	40	9,094	8.6%	1,902	50	12,767	11.4%	2,052
Los Angeles	48	9,815	9.9%	1,879	57	11,960	11.0%	1,998
Boston	26	5,832	8.2%	2,560	34	7,816	10.0%	2,787
South Florida	36	12,253	9.0%	1,463	33	10,833	6.8%	1,497
Seattle	38	7,563	6.4%	1,627	41	8,227	6.0%	1,646
San Diego	14	4,963	5.0%	1,851	15	4,915	4.2%	1,861
Denver	24	8,144	5.5%	1,226	19	6,933	4.1%	1,257
Orange County, CA	11	3,490	3.3%	1,660	11	3,490	2.7%	1,672
Subtotal – Core	310	83,626	85.7%	1,941	356	96,165	92.0%	2,126
Non-Core:
Inland Empire, CA	10	3,081	2.4%	1,491	10	3,081	2.1%	1,490
Orlando	21	6,413	3.5%	1,086	11	3,839	1.8%	1,104
Phoenix	25	7,400	3.4%	946	13	4,072	1.5%	930
New England (excluding Boston)	14	2,611	1.3%	1,174	14	2,611	1.1%	1,197
Atlanta	12	3,616	2.0%	1,157	6	1,970	0.8%	1,214
Tacoma, WA	3	1,467	0.6%	951	3	1,467	0.5%	1,023
Jacksonville	6	2,117	1.1%	1,005	1	480	0.2%	1,080
Subtotal – Non-Core	91	26,705	14.3%	1,099	58	17,520	8.0%	1,150
Total	401	110,331	100.0%	1,737	414	113,685	100.0%	1,974

Military Housing	2	5,039	—	—	2	5,093	—	—

Grand Total	403	115,370	100.0%	$1,737	416	118,778	100.0%	$1,974

Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

(1)
% of Stabilized NOI includes budgeted 2013 NOI for stabilized properties, budgeted year one (March 2013 to February 2014) NOI for the Archstone properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(2)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the last month of the period presented.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In April 2013, the Company completed a $500.0 million unsecured ten year note offering with a coupon of 3.00% and an all-in effective interest rate of approximately 4.0%. In February 2013, the Company issued 34,468,085 Common Shares with a value of $1.9 billion based on the February 27, 2013 closing price of EQR Common Shares of $55.99 per share to an affiliate of Lehman Brothers Holdings Inc. as partial consideration for the acquisition of Archstone. In December 2012, the Company raised $1.2 billion in equity in a public offering of 21,850,000 Common Shares priced at $54.75 per share. We also raised $192.3 million under our ATM program in 2012. On January 11, 2013, the Company replaced its existing $1.75 billion credit facility with a new $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company believes that the new facility contains a diversified and strong bank group which increases its balance sheet flexibility going forward. On January 11, 2013, the Company also entered into a new senior unsecured $750.0 million delayed draw term loan facility which was fully drawn on February 27, 2013 in connection with the Archstone acquisition.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and disposition proceeds for 2013 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities and existing development projects through 2013. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances, property dispositions, joint ventures and cash generated from operations.

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”). Through their lender originator networks, the GSEs are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, further reductions in their size or the scale of their activities or loss of key personnel could have a significant impact on the Company and may, among other things, lead to lower values for our disposition assets and higher interest rates on our borrowings. Recently, the regulator of the GSEs required the GSEs to decrease their 2013 multifamily lending activities by 10% compared to 2012 levels. Such changes may also provide an advantage to us by making the cost of financing single family home ownership more expensive and provide us a competitive advantage given the size of our balance sheet and the multiple sources of capital to which we have access.

We expect continued growth in 2013 same store revenue (anticipated increase ranging from 4.0% to 5.0%) and 2013 NOI (anticipated increase ranging from 4.5% to 6.0%) and are optimistic that the strength in fundamentals realized in the past couple of years and so far in 2013 will be sustained for the foreseeable future. We believe the key drivers behind the anticipated increase in revenue are base rent pricing for new residents, renewal pricing for existing residents, resident turnover and physical occupancy. Thus far in 2013, base rents have followed the seasonal pattern of moderation but are expected to increase approximately 4.0% as demand begins to accelerate. Renewal rates remain strong and are expected to exceed 5.0% on average throughout the year. The significant disposition activity discussed previously, including exiting certain of our non-core markets, will leave a same store set expected to show a decrease in turnover as compared to 2012. Overall turnover is higher than this time last year but lower after adjusting for intra-property transfers. Occupancy is higher than in the first quarter of last year due to improved sales metrics and continued low levels of move outs to buy homes. Despite slow growth in the overall economy, our business continues to perform well because of the combined forces of demographics, household formations and the continued aversion to home ownership, all of which should ensure a continued strong demand for rental housing.

The Company anticipates that 2013 same store expenses will increase 2.5% to 3.5% primarily due to increases in real estate taxes, which are expected to increase 6.5% in 2013. This is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment fundamentals. The other key driver of this increase is the burn off of 421a tax abatements in New York City. Expense control in the core property level expenses (excluding real estate taxes) continues as the Company leverages technology to lower costs, which should partially offset the increase in real estate taxes. This expense control has allowed the Company to realize over five years of same store annual expense growth below 3.0%.

We believe that the Company is well-positioned as of March 31, 2013 because our properties are geographically diverse, were approximately 94.9% occupied (95.6% on a same store basis) and the long-term demographic picture is positive. Certain market areas, especially the NOMA area of Washington D.C., downtown Seattle and the San Jose sub-market area of San Francisco, will see substantial near term multifamily supply yet total new supply levels for our core markets remain well within historical ranges. We believe over the longer term that our core markets will absorb future supply without material marketwide disruption because of the high occupancy levels we currently experience and increasing household formations. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations
In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the quarter ended March 31, 2013 as follows:

▪
Acquired $8.4 billion of apartment properties consisting of 72 consolidated properties and 20,592 apartment units (inclusive of eight long-term ground leases) at a weighted average cap rate (see definition below) of 4.9% and 13 consolidated land parcels for $236.9 million, all of which we deem to be in our strategic targeted markets;

▪	Acquired three consolidated master-leased properties consisting of 853 apartment units (inclusive of one long-term ground lease) for $256.0 million at a weighted average cap rate of 5.5%;

▪	Acquired two consolidated uncompleted developments for $36.6 million;

▪	Acquired one unconsolidated apartment property consisting of 336 apartment units for $5.1 million at a weighted average cap rate of 5.8% and one unconsolidated land parcel for $4.1 million;

▪	Acquired two unconsolidated uncompleted developments for $18.4 million; and

▪
Sold $3.0 billion of consolidated apartment properties consisting of 63 properties and 18,452 apartment units at a weighted average cap rate of 6.0% generating an unlevered internal rate of return (IRR), inclusive of management costs, of 9.4% (excluding the sale of one Archstone asset), the majority of which were in exit or less desirable markets.

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
Properties that the Company owned and were stabilized (see definition below) for all of both of the quarters ended March 31, 2013 and 2012 (the “First Quarter 2013 Same Store Properties”), which represented 90,350 apartment units, impacted the Company's results of operations. The First Quarter 2013 Same Store Properties are discussed in the following paragraphs.
The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the quarter ended March 31, 2013:

	Quarter Ended
	March 31, 2013
	Properties	Apartment Units
Same Store Properties at December 31, 2012	359	98,577

2011 acquisitions	21	6,198
2011 acquisitions not stabilized	(1)	(95)
2013 dispositions	(63)	(18,452)
2013 dispositions not yet included in same store (1)	3	1,272
Lease-up properties stabilized	6	2,829
Other	—	21

Same Store Properties at March 31, 2013	325	90,350

	Quarter Ended
	March 31, 2013
	Properties	Apartment Units
Same Store	325	90,350

Non-Same Store:
2013 acquisitions	76	21,781
2012 acquisitions	9	1,896
2013 dispositions not yet included in same store (1)	(1)	(912)
Lease-up properties not yet stabilized (2)	4	562
Other	1	8
Total Non-Same Store	89	23,335
Military Housing (not consolidated)	2	5,093

Total Properties and Apartment Units	416	118,778

Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)
Includes one property containing 912 apartment units acquired on February 27, 2013 in conjunction with the acquisition of Archstone that was subsequently sold in the same quarter and two properties containing 360 apartment units in lease-up properties that were sold in 2013.

(2)	Includes properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the quarters ended March 31, 2013 and 2012. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the quarter ended March 31, 2013 to the quarter ended March 31, 2012

For the quarter ended March 31, 2013, the Company reported diluted earnings per share of $3.01 compared to $0.47 per share in the same period of 2012. The difference is due primarily to higher gains from property sales in 2013 vs. 2012 and higher total property net operating income driven by the positive impact of the Company’s same store and stabilized Archstone properties, partially offset by $65.1 million of merger-related expenses incurred in connection with the acquisition of Archstone, $71.4 million in prepayment penalties incurred in connection with early debt extinguishment of existing mortgage notes payable to manage the Company's post Archstone 2017 maturities profile and the issuance of Common Shares to the public in December 2012 and to Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the acquisition of Archstone.

For the quarter ended March 31, 2013, loss from continuing operations increased approximately $139.9 million when compared to the quarter ended March 31, 2012. The decrease in continuing operations is discussed below.

Revenues from the First Quarter 2013 Same Store Properties increased $22.5 million primarily as a result of an increase in average rental rates charged to residents and slightly higher occupancy, partially offset by increased turnover. Expenses from the First Quarter 2013 Same Store Properties increased $4.7 million primarily due to increases in real estate taxes, utilities and repairs and maintenance costs, partially offset by lower property management costs. The following tables provide comparative same store results and statistics for the First Quarter 2013 Same Store Properties:

First Quarter 2013 vs. First Quarter 2012
Same Store Results/Statistics for 90,350 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q1 2013	$465,653	$166,456	$299,197	$1,809	95.0%	12.3%
Q1 2012	$443,152	$161,767	$281,385	$1,727	94.7%	12.1%
Change	$22,501	$4,689	$17,812	$82	0.3%	0.2%
Change	5.1%	2.9%	6.3%	4.7%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the First Quarter 2013 Same Store Properties:

First Quarter 2013 vs. First Quarter 2012
Same Store Operating Expenses for 90,350 Same Store Apartment Units
$ in thousands

	Actual Q1 2013	Actual Q1 2012	$ Change	% Change	% of Actual Q1 2013 Operating Expenses
Real estate taxes	$52,501	$49,301	$3,200	6.5%	31.5%
On-site payroll (1)	35,987	36,202	(215)	(0.6%)	21.6%
Utilities (2)	26,745	25,534	1,211	4.7%	16.1%
Repairs and maintenance (3)	21,871	20,843	1,028	4.9%	13.1%
Property management costs (4)	15,832	16,618	(786)	(4.7%)	9.5%
Insurance	5,583	4,971	612	12.3%	3.4%
Leasing and advertising	2,522	2,404	118	4.9%	1.5%
Other on-site operating expenses (5)	5,415	5,894	(479)	(8.1%)	3.3%
Same store operating expenses	$166,456	$161,767	$4,689	2.9%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

(5)	Other on-site operating expenses – Includes ground lease costs and administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the First Quarter 2013 Same Store Properties:

	Quarter Ended March 31,
	2013	2012
	(Amounts in thousands)
Operating income	$117,529	$114,476
Adjustments:
Non-same store operating results	(39,586)	5,732
Fee and asset management revenue	(2,160)	(2,064)
Fee and asset management expense	1,646	1,307
Depreciation	205,272	148,246
General and administrative	16,496	13,688
Same store NOI	$299,197	$281,385
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
The Company anticipates consolidated rental acquisitions of $100.0 million (exclusive of Archstone) and consolidated rental dispositions of $4.0 billion and expects that acquisitions will have a 1.00% lower cap rate than dispositions for the full year ending December 31, 2013.
These 2013 assumptions are based on current expectations and are forward-looking.
Non-same store operating results increased approximately $45.3 million and consist primarily of properties acquired in calendar years 2012 and 2013, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the quarter ended March 31, 2013, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2012 and 2013 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2013 than 2012. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $0.8 million;

▪	Properties acquired in 2012 of $10.5 million;

▪	Operating properties acquired in 2013 as part of the Archstone transaction of $36.0 million;

▪	Newly stabilized development and other miscellaneous properties of $2.1 million; and

▪	Partially offset by an allocation of property management costs not included in same store results and operating activities from other miscellaneous operations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $0.2 million or 32.1% as a result of higher expenses, partially offset by fees earned on management of the Company's unconsolidated development joint ventures and revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base.
Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $0.9 million or 3.6%. This decrease is primarily attributable to a decrease in the timing of education/conference expenses.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $57.0 million or 38.5% primarily as a result of additional depreciation expense on properties acquired in 2012 and 2013 (including the Archstone properties), development properties placed in service and capital expenditures for all properties owned.
General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $2.8 million or 20.5% primarily due to an increase in payroll-related costs, which is largely a result of higher and accelerated long-term compensation expense for retirement eligible employees. The Company anticipates that general and administrative expenses will approximate $55.0 million to $58.0 million for the year ending December 31, 2013. The above assumption is based on current expectations and is forward-looking.
Interest and other income from continuing operations was largely consistent between the periods under comparison. The Company anticipates that interest and other income will approximate $0.5 million to $1.5 million for the year ending December 31, 2013. The above assumption is based on current expectations and is forward-looking.
Other expenses from continuing operations decreased approximately $3.2 million or 55.8% primarily due to the settlement of a dispute with the owners of a land parcel during the quarter ended March 31, 2012 that did not reoccur in 2013 and lower property acquisition costs as the Company focused on its pursuit of the Archstone properties, partially offset by an increase in the expensing of overhead (pursuit costs write-offs) as a result of a more active focus on sourcing new development opportunities.
Merger expenses from continuing operations, which includes direct costs incurred from the Archstone acquisition such as investment banking and legal/accounting costs, increased approximately $17.9 million as a result of the closing of the Archstone acquisition during the quarter ended March 31, 2013.
Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $81.8 million or 67.6% primarily as a result of $71.4 million of prepayment penalties incurred on early debt extinguishments as well as write-offs of unamortized deferred financing costs and premiums/discounts of existing mortgage notes payable to manage the Company's post Archstone 2017 maturities profile and interest expense on two loan pools assumed in conjunction with the acquisition of Archstone, partially offset by higher capitalized interest in 2013 and the repayment of $253.9 million of 6.625% unsecured notes in March 2012 and $221.1 million of 5.500% unsecured notes in October 2012. During the quarter ended March 31, 2013, the Company capitalized interest costs of approximately $8.4 million as compared to $5.0 million for the quarter ended March 31, 2012. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended March 31, 2013 was 5.46% (excluding prepayment penalties) as compared to 5.26% for the quarter ended March 31, 2012. The Company anticipates that interest expense from continuing operations will approximate $477.3 million to $498.8 million (excluding debt extinguishment costs) for the year ending December 31, 2013. The above assumption is based on current expectations and is forward-looking.
Income and other tax expense from continuing operations increased approximately $0.2 million primarily due to increases in all other taxes. The Company anticipates that income and other tax expense will approximate $1.5 million to $2.5 million for the year ending December 31, 2013. The above assumption is based on current expectations and is forward-looking.
Loss from investments in unconsolidated entities due to operations increased as a result of the unconsolidated joint ventures acquired as part of the Archstone transaction.
Loss from investments in unconsolidated entities due to merger expenses, which includes indirect costs incurred from the Archstone acquisition through the Company's joint ventures with AVB such as severance and retention bonuses, increased primarily as a result of severance obligations and retention bonuses in connection with the acquisition of Archstone through our 60% interest in an unconsolidated joint venture.
Discontinued operations, net increased approximately $1.0 billion between the periods under comparison. This increase is primarily due to higher gains on sales from dispositions during the quarter ended March 31, 2013 compared to the same period in 2012, partially offset by properties sold in 2013 that reflect operations for a partial period in 2013 in contrast to a full period in 2012. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2013, the Company had approximately $612.6 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $152.2 million and it had $1.72 billion available under its revolving credit facility (net of $30.2 million which was restricted/dedicated to support letters of credit). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at March 31, 2013 was approximately $56.1 million, its restricted 1031 exchange proceeds totaled $37.9 million and the amount available on its revolving credit facility was $2.07 billion (net of $36.7 million which was restricted/dedicated to support letters of credit and net of $395.0 million outstanding).
During the quarter ended March 31, 2013, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of 63 consolidated properties, receiving net proceeds of approximately $3.0 billion;

▪	Obtained $750.0 million of proceeds from its senior unsecured delayed draw term loan facility that was drawn upon in connection with the Archstone acquisition; and

▪
Issued approximately 0.3 million Common Shares and received net proceeds of $8.9 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the quarter ended March 31, 2013, the above proceeds were primarily utilized to:

▪	Acquire the Archstone Portfolio for approximately $4.0 billion in cash (see Note 4 for details of the transaction);

▪	Invest $65.2 million primarily in development projects; and

▪	Repay $587.3 million of mortgage loans.

On February 27, 2013, the Company issued 34,468,085 Common Shares to an affiliate of Lehman Brothers Holdings Inc. as partial consideration for the portion of the Archstone Portfolio acquired by the Company. The shares had a total value of $1.9 billion based on the February 27, 2013 closing price of EQR Common Shares of $55.99 per share. Concurrent with this transaction, ERPOP issued 34,468,085 OP Units to EQR. On March 7, 2013, EQR filed a shelf registration statement relating to the resale of these shares by the selling shareholders.
On November 28, 2012, EQR priced the issuance of 21,850,000 Common Shares at a price of $54.75 per share for total consideration of approximately $1.2 billion, after deducting underwriting commissions of $35.9 million. Concurrent with this transaction, ERPOP issued 21,850,000 OP Units to EQR.
In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years (later increased by 5.7 million Common Shares and extended to February 2014) into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. EQR has not issued any shares under this program since September 14, 2012. Through May 3, 2013, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million. EQR has 6.0 million Common Shares remaining available for issuance under the ATM program as of May 3, 2013.
Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. As of May 3, 2013, EQR had authorization to repurchase an additional $464.6 million of its shares. No shares were repurchased during the quarter ended March 31, 2013.
Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.
The Company’s total debt summary and debt maturity schedules as of March 31, 2013 are as follows:

Debt Summary as of March 31, 2013
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$6,380,424	52.5%	4.86%	7.1
Unsecured	5,774,890	47.5%	5.05%	4.5
Total	$12,155,314	100.0%	4.96%	5.8
Fixed Rate Debt:
Secured – Conventional	$5,698,704	46.9%	5.33%	5.6
Unsecured – Public/Private	4,329,837	35.6%	5.76%	5.2
Fixed Rate Debt	10,028,541	82.5%	5.54%	5.4
Floating Rate Debt:
Secured – Conventional	57,387	0.5%	2.35%	1.5
Secured – Tax Exempt	624,333	5.1%	0.39%	19.9
Unsecured – Public/Private	1,050,053	8.6%	2.37%	1.3
Unsecured – Revolving Credit Facility	395,000	3.3%	1.24%	5.0
Floating Rate Debt	2,126,773	17.5%	1.45%	7.6
Total	$12,155,314	100.0%	4.96%	5.8

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the quarter ended March 31, 2013.
Note: The Company capitalized interest of approximately $8.4 million and $5.0 million during the quarters ended March 31, 2013 and 2012, respectively.

Debt Maturity Schedule as of March 31, 2013
(Amounts in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total		% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2013	$222,459		$300,434		$522,893	(2)	4.3%	6.92%	4.77%
2014	1,517,354		49,020		1,566,374		12.9%	5.67%	5.57%
2015	419,785		750,000	(3)	1,169,785		9.6%	6.29%	3.17%
2016	1,192,559		—		1,192,559		9.8%	5.34%	5.34%
2017	2,171,013	(4)	456		2,171,469		17.9%	6.20%	6.20%
2018	83,599		395,725	(5)	479,324		3.9%	5.63%	2.46%
2019	805,844		20,766		826,610		6.8%	5.48%	5.35%
2020	1,677,783		809		1,678,592		13.8%	5.49%	5.49%
2021	1,194,390		856		1,195,246		9.8%	4.64%	4.64%
2022	228,045		905		228,950		1.9%	3.17%	3.18%
2023+	306,183		675,944		982,127		8.1%	6.23%	2.33%
Premium/(Discount)	209,527		(68,142)		141,385		1.2%	N/A	N/A
Total	$10,028,541		$2,126,773		$12,155,314		100.0%	5.59%	4.84%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of March 31, 2013.

(2)	On April 1, 2013, the Company paid off the $400.0 million outstanding of its 5.200% public notes at maturity, of which $300.0 million was swapped to a floating interest rate.

(3)	Includes the Company's new senior unsecured $750.0 million delayed draw term loan facility that matures on January 11, 2015 and is subject to a one-year extension option exercisable by the Company.

(4)
Includes $1.27 billion in mortgage notes payable of which all or a portion of can be modified and extended to mature in 2023 under certain circumstances, including the Company's election no later than June 1, 2013. On March 29, 2013, $543.0 million in unrelated mortgage notes payable due in 2017 were retired early.

(5)	Includes $395.0 million outstanding on the Company's unsecured revolving credit facility. As of March 31, 2013, there was approximately $2.07 billion available on this facility.
The following table provides a summary of the Company’s unsecured debt as of March 31, 2013:

Unsecured Debt Summary as of March 31, 2013
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	5.200%	04/01/13	(1)	$400,000	$—	$400,000
Fair Value Derivative Adjustments			(1)	(300,000)	—	(300,000)
	5.250%	09/15/14		500,000	(90)	499,910
	6.584%	04/13/15		300,000	(221)	299,779
	5.125%	03/15/16		500,000	(157)	499,843
	5.375%	08/01/16		400,000	(618)	399,382
	5.750%	06/15/17		650,000	(2,161)	647,839
	7.125%	10/15/17		150,000	(295)	149,705
	4.750%	07/15/20		600,000	(3,319)	596,681
	4.625%	12/15/21		1,000,000	(3,302)	996,698
	7.570%	08/15/26		140,000	—	140,000
				4,340,000	(10,163)	4,329,837
Floating Rate Notes:
		04/01/13	(1)	300,000	—	300,000
Fair Value Derivative Adjustments			(1)	53	—	53
Delayed Draw Term Loan Facility	LIBOR+1.20%	01/11/15	(2)(3)	750,000	—	750,000
				1,050,053	—	1,050,053
Revolving Credit Facility:	LIBOR+1.05%	04/01/18	(2)(4)	395,000	—	395,000
Total Unsecured Debt				$5,785,053	$(10,163)	$5,774,890

(1)
Fair value interest rate swaps convert $300.0 million of the 5.200% notes due April 1, 2013 to a floating interest rate. On April 1, 2013, the Company paid off these 5.200% public notes at maturity and the related fair value interest rate swaps matured.

(2)	Facilities are private. All other unsecured debt is public.

(3)
On January 11, 2013, the Company entered into a new senior unsecured $750.0 million delayed draw term loan facility which was fully drawn on February 27, 2013 in connection with the Archstone acquisition. The maturity date of January 11, 2015 is subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new term loan facility will generally be LIBOR plus a spread (currently 1.20%), which is dependent on the credit rating of the Company's long-term debt.

(4)
On January 11, 2013, the Company replaced its existing $1.75 billion facility with a new $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.05%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of March 31, 2013, there was approximately $2.07 billion available on the Company's unsecured revolving credit facility.

An unlimited amount of equity and debt securities remains available for issuance by EQR and ERPOP under a universal shelf registration statement that automatically became effective upon filing with the SEC in October 2010 and expires on October 15, 2013. However, as of May 3, 2013, issuances under the ATM share offering program are limited to 6.0 million additional shares. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2013 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding

Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of March 31, 2013
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$6,380,424	52.5%
Unsecured Debt			5,774,890	47.5%
Total Debt			12,155,314	100.0%	37.0%
Common Shares (includes Restricted Shares)	360,063,675	96.2%
Units (includes OP Units and LTIP Units)	14,226,725	3.8%
Total Shares and Units	374,290,400	100.0%
Common Share Price at March 31, 2013	$55.06
			20,608,429	99.8%
Perpetual Preferred Equity (see below)			50,000	0.2%
Total Equity			20,658,429	100.0%	63.0%
Total Market Capitalization			$32,813,743		100.0%

Equity Residential
Perpetual Preferred Equity as of March 31, 2013
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preferred Equity		1,000,000	$50,000		$4,145

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2013 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of March 31, 2013
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$6,380,424	52.5%
Unsecured Debt		5,774,890	47.5%
Total Debt		12,155,314	100.0%	37.0%
Total outstanding Units	374,290,400
Common Share Price at March 31, 2013	$55.06
		20,608,429	99.8%
Perpetual Preference Units (see below)		50,000	0.2%
Total Equity		20,658,429	100.0%	63.0%
Total Market Capitalization		$32,813,743		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of March 31, 2013
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preference Units		1,000,000	$50,000		$4,145
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
The Company has a flexible dividend policy which it believes will generate payouts more closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. The Company intends to pay an annual cash dividend equal to approximately 65% of Normalized FFO for the year. Subject to Board of Trustees approval, the Company anticipates the expected dividend payout will range from $1.82 to $1.89 per share/Unit ($0.40 per share/Unit for each of the first three quarters with the balance for the fourth quarter) for the year ending December 31, 2013 to bring the total payment for the year to approximately 65% of Normalized FFO for the year. The above assumption is based on current expectations and is forward-looking. While our dividend policy makes it less likely we will over distribute, it will also lead to a dividend reduction more quickly than a fixed dividend policy should operating results deteriorate. However, whether due to changes in the dividend policy or otherwise, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company’s financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company believes that its expected 2013 operating cash flow will be sufficient to cover capital expenditures and distributions.
The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $27.4 billion in investment in real estate on the Company’s balance sheet at March 31, 2013, $16.9 billion or 61.8% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.
ERPOP’s credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt are BBB+, Baal and BBB+, respectively. EQR’s equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity are BBB+, Baa2 and BBB-, respectively. Following the announcement of the Archstone transaction in November 2012, Fitch placed EQR's and ERPOP's ratings on negative watch. During the quarter ended March 31, 2013, Fitch removed EQR's and ERPOP's negative watch rating as a result of the Company successfully raising equity and selling assets consistent with its de-leveraging plan.
The Archstone transaction, related financing activities and property sales have altered our unsecured public debt covenants. See the following table for a comparison of these covenants at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Total Debt to Adjusted Total Assets (not to exceed 60%)	44.2%	38.6%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	23.2%	17.6%
Consolidated Income Available for Debt Service to
Maximum Annual Service Charges
(must be at least 1.5 to 1)	2.70	3.00
Total Unsecured Assets to Unsecured Debt
(must be at least 150%)	297.7%	346.3%
On January 11, 2013, the Company replaced its existing $1.75 billion facility with a new $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 1.05%) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. As of May 3, 2013, there was available borrowings of $2.2 billion (net of $36.7 million which was restricted/dedicated to support letters of credit and net of $260.0 million outstanding) on the revolving credit facility. This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.
On January 11, 2013, the Company also entered into a new senior unsecured $750.0 million delayed draw term loan facility which was fully drawn on February 27, 2013 in connection with the Archstone acquisition. The maturity date of January 11, 2015 is subject to a one-year extension option exercisable by the Company. The interest rate on advances under the new term loan facility will generally be LIBOR plus a spread (currently 1.20%), which is dependent on the credit rating of the Company's long-term debt.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to March 31, 2013.

Capitalization of Fixed Assets and Improvements to Real Estate

Our policy with respect to capital expenditures is generally to capitalize expenditures that improve the value of the property or extend the useful life of the component asset of the property. We track improvements to real estate in two major categories and several subcategories:

▪	Replacements (inside the apartment unit). These include:

▪	flooring such as carpets, hardwood, vinyl or tile;

▪	appliances;

▪	mechanical equipment such as individual furnace/air units, hot water heaters, etc;

▪	furniture and fixtures such as kitchen/bath cabinets, light fixtures, ceiling fans, sinks, tubs, toilets, mirrors, countertops, etc; and

▪	blinds.
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
For the quarter ended March 31, 2013, our actual improvements to real estate totaled approximately $26.6 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Quarter Ended March 31, 2013

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (3)	90,350	$12,466	$138	$9,805	$108	$22,271	$246
Non-Same Store Properties (4)	22,999	1,126	113	1,561	156	2,687	269
Other (5)	—	1,273		368		1,641
Total	113,349	$14,865		$11,734		$26,599

(1)
Total Apartment Units – Excludes 336 unconsolidated apartment units and 5,093 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $5.0 million spent in Q1 2013 on apartment unit renovations/rehabs (primarily kitchens and baths) on 649 apartment units (equating to about $7,700 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2012, less properties subsequently sold.

(4)
Non-Same Store Properties – Primarily includes all properties acquired during 2012 and 2013, plus any properties in lease-up and not stabilized as of January 1, 2012. Per apartment unit amounts are based on a weighted average of 9,991 apartment units. Includes only approximately one month of activity for the Archstone properties.

(5)	Other – Primarily includes expenditures for properties sold during the period.
For 2013, the Company estimates that it will spend approximately $1,500 per apartment unit of capital expenditures for the approximately 80,000 apartment units that the Company expects to have in its annual same store set, inclusive of apartment unit renovation/rehab costs, or $1,150 per apartment unit excluding apartment unit renovation/rehab costs. In 2013, the Company expects to spend approximately $40.8 million rehabbing 5,000 apartment units (equating to about $8,150 per apartment unit rehabbed). The above assumptions are based on current expectations and are forward-looking.
During the quarter ended March 31, 2013, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $1.9 million. The Company expects to fund approximately $2.3 million in total additions to non-real estate property for the remainder of 2013. The above assumption is based on current expectations and is forward-looking.

Improvements to real estate and additions to non-real estate property are generally funded from net cash provided by operating activities and from investment cash flow.

Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company may also use derivatives to manage its exposure to foreign exchange rates or manage commodity prices in the daily operations of the business.
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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2013.

Other

Total distributions paid in April 2013 amounted to $150.8 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the first quarter ended March 31, 2013.

Off-Balance Sheet Arrangements and Contractual Obligations

On February 27, 2013, in conjunction with the Archstone Acquisition, the Company acquired unconsolidated interests in several joint ventures. The Company does not believe that these investments have a materially different impact upon its liquidity, cash flows, capital resources, credit or market risk than its other consolidated operating and/or development activities. Details of these interests follow by project:

San Norterra – This venture is currently developing certain land parcels into a 388 unit apartment building located in Phoenix, Arizona. The Company has an 85% equity interest with an initial basis of $16.9 million. Total project costs are approximately $56.3 million and construction is being partially funded with a loan that is guaranteed by the partner and non-recourse to the Company. The loan has a maximum debt commitment of $34.8 million and a current unconsolidated outstanding balance of $24.0 million; the loan bears interest at LIBOR plus 2.25% and matures January 6, 2015. The partner is the managing member and is developing the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

Waterton Tenside – This venture was formed to develop and operate a 336 unit apartment property located in Atlanta, Georgia. The Company has a 20% equity interest with an initial basis of $5.1 million. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $30.6 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

Mission Gorge – This venture was formed to ultimately develop a land parcel into a 444 unit apartment building located in San Diego, California. The Company has a 23.17% equity interest with an initial basis of $4.1 million. While the Company is the managing member of the joint venture and will be responsible for constructing the project, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing project. As a result, this entity is unconsolidated and recorded using the equity method of accounting.

Parkside at Emeryville – This venture is currently developing certain land parcels into a 180 unit apartment building located in Emeryville, California. The Company has a 5% equity interest with an initial basis of approximately $1.4 million. Total project costs are expected to be approximately $75.0 million and construction will be partially funded with a loan. The loan has a maximum debt commitment of $39.5 million and as of March 31, 2013 has not yet been drawn; the loan will bear interest at LIBOR plus 2.25% and matures August 14, 2015. The Company has given a repayment guaranty on the construction loan of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees. The partner is the managing member and is developing the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets that are held for sale, such as interests in a German portfolio of apartment buildings, and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $105.2 million. The venture is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the venture is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. The preferred interests have an aggregate liquidation value of $167.2 million at March 31, 2013. Obligations of the venture are borne 60% by the Company and 40% by AVB. The venture is managed by a Management Committee consisting of two members from each of the Company and AVB.

Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the venture is unconsolidated and recorded using the equity method of accounting.

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These land parcels are now unconsolidated. Total project costs are approximately $232.8 million and construction will be predominantly funded with two separate long-term, non-recourse secured loans from the partner. Nexus Sawgrass has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $36.3 million; the loan bears interest at 5.60% and matures January 1, 2021. Domain has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $57.4 million; the loan bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, is responsible for constructing both of the projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects, neither of which is a VIE. The Company currently has no further funding obligations related to these projects. The Company's strategy with respect to these ventures was to reduce its financial risk related to the development of the properties. However, management does not believe that these investments have a materially different impact upon the Company's liquidity, cash flows, capital resources, credit or market risk than its other consolidated development activities.

As of March 31, 2013, the Company has 11 consolidated projects (including 400 Park Avenue South in New York City which the Company is jointly developing with Toll Brothers and Enclave at Wellington in which the Company acquired a 95% interest in connection with the Archstone transaction – see Note 12 in the Notes to Consolidated Financial Statements for further discussion) totaling 2,488 apartment units and four unconsolidated projects totaling 1,513 apartment units in various stages of development with estimated completion dates ranging through June 30, 2015, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 12 of the Company’s Consolidated Financial Statements.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.
As a result of the Archstone transaction, the Company’s contractual obligations for the next five years and thereafter have changed materially from the amounts and disclosures included in the Company's annual report on Form 10-K and are summarized below as of March 31, 2013:

Payments Due by Year (in thousands)
Contractual Obligations	2013	2014	2015	2016	2017	2018	Thereafter	Total
Debt:
Principal (a)	$522,893	$1,566,374	$1,169,785	$1,192,559	$2,171,469	$479,324	$5,052,910	$12,155,314
Interest (b)	407,116	515,410	429,618	380,062	320,987	241,219	548,991	2,843,403
Operating Leases:
Minimum Rent Payments (c)	9,908	14,349	15,022	15,101	14,884	14,407	847,405	931,076
Other Long-Term Liabilities:
Deferred Compensation (d)	623	1,378	1,705	1,705	1,705	1,705	5,553	14,374
Total	$940,540	$2,097,511	$1,616,130	$1,589,427	$2,509,045	$736,655	$6,454,859	$15,944,167

(a)	Amounts include aggregate principal payments only.

(b)
Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at March 31, 2013 and inclusive of capitalized interest. For floating rate debt, the current rate in effect for the most recent payment through March 31, 2013 is assumed to be in effect through the respective maturity date of each instrument.

(c)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for 14 properties/parcels.

(d)	Estimated payments to the Company's Chairman, Vice Chairman and two former CEO’s based on actual and planned retirement dates.

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

During the quarters ended March 31, 2013 and 2012, the Company capitalized $4.4 million and $4.1 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

For the quarter ended March 31, 2013, Funds From Operations ("FFO") available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units decreased $109.2 million, or 58.0%, and increased $34.3 million, or 17.9%, respectively, as compared to the quarter ended March 31, 2012.

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the quarters ended March 31, 2013 and 2012:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Quarter Ended March 31,
	2013	2012
Net income	$1,061,034	$152,167
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(25)	(450)
Preferred/preference distributions	(1,036)	(3,466)
Net income available to Common Shares and Units / Units	1,059,973	148,251

Adjustments:
Depreciation	205,272	148,246
Depreciation – Non-real estate additions	(1,216)	(1,354)
Depreciation – Partially Owned and Unconsolidated Properties	(1,015)	(800)
Discontinued operations:
Depreciation	14,766	26,862
Net (gain) on sales of discontinued operations	(1,198,922)	(132,956)
Net incremental gain on sales of condominium units	—	49
Gain on sale of Equity Corporate Housing (ECH)	250	—
FFO available to Common Shares and Units / Units (1) (3) (4)	79,108	188,298

Adjustments:
Asset impairment and valuation allowances	—	—
Property acquisition costs and write-off of pursuit costs	67,668	2,626
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/preference unit redemptions and non-cash convertible debt discounts	79,643	(41)
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(250)	(4)
Other miscellaneous non-comparable items	—	974
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$226,169	$191,853

FFO (1) (3)	$80,144	$191,764
Preferred/preference distributions	(1,036)	(3,466)
FFO available to Common Shares and Units / Units (1) (3) (4)	$79,108	$188,298

Normalized FFO (2) (3)	$227,205	$195,319
Preferred/preference distributions	(1,036)	(3,466)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$226,169	$191,853

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

(2)	Normalized funds from operations (“Normalized FFO”) begins with FFO and excludes:

▪	the impact of any expenses relating to non-operating asset impairment and valuation allowances;

▪	property acquisition and other transaction costs related to mergers and acquisitions and pursuit cost write-offs;

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

As a result of the Archstone transaction, certain of the Company’s and the Operating Partnership's market risks have changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012 and have been updated in the following paragraphs.
Market risks relating to the Company’s financial instruments result primarily from changes in short-term LIBOR interest rates and changes in the Securities Industry and Financial Markets Association ("SIFMA") index for tax-exempt debt. The Company also has foreign exchange exposure related to interests in German residential real estate that were acquired as part of the Archstone transaction.
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
The Company also utilizes certain derivative financial instruments to manage market risk. Interest rate protection agreements are used to convert floating rate debt to a fixed rate basis or vice versa as well as to partially lock in rates on future debt issuances. The Company may utilize derivative financial instruments to manage foreign exchange rate risk related to interests in German residential real estate that were acquired as part of the Archstone transaction. Derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes. See also Note 9 to the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $6.7 billion and $6.4 billion, respectively, at March 31, 2013.
At March 31, 2013, the Company had total outstanding floating rate debt of approximately $2.1 billion, or 17.5 % of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 15 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $3.1 million. If market rates of interest on all of the floating rate debt permanently decreased by 15 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $3.1 million.
At March 31, 2013, the Company had total outstanding fixed rate debt of approximately $10.0 billion, or 82.5% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 55 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $9.1 billion. If market rates of interest permanently decreased by 55 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $11.1 billion.
These amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments. The foregoing assumptions apply to the entire amount of the Company’s debt instruments and do not differentiate among maturities. These analyses do not consider the effects of the changes in overall economic activity that could exist in such an environment. Further, in the event of changes of such magnitude, management would likely take actions to further mitigate its exposure to the changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure or results.
The Company cannot predict the effect of adverse changes in interest rates on its debt instruments and, therefore, its exposure to market risk, nor can there be any assurance that long-term debt will be available at advantageous pricing. Consequently, future results may differ materially from the estimated adverse changes discussed above.

Item 4.	Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of March 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of March 31, 2013, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the first quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and the Operating Partnership do not believe that there have been any material developments in the legal proceedings that were discussed in Part I, Item 3 of the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended March 31, 2013 - Equity Residential

During the quarter ended March 31, 2013, EQR issued 23,964 Common Shares in exchange for 23,964 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

On February 27, 2013, the Company issued 34,468,085 Common Shares to an affiliate of Lehman Brothers Holdings Inc. as partial consideration for the acquisition of Archstone. The shares had a total value of $1.9 billion based on the February 27, 2013 closing price of EQR Common Shares of $55.99 per share. These shares were issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as this was a transaction by an issuer not involving a public offering.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits – See the Exhibit Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	May 9, 2013	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2013	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	May 9, 2013	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2013	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location

4.1	Form of 3.00% Note due April 15, 2023.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated April 3, 2013, filed on April 8, 2013.

10.1
Registration Rights Agreement, dated February 27, 2013, by and between Equity Residential, Archstone Enterprise LP (which subsequently changed its name to Jupiter Enterprise LP) and Lehman Brothers Holdings Inc.
Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.2
Shareholders Agreement, dated February 27, 2013, by and among Equity Residential, Archstone Enterprise LP (which subsequently changed its name to Jupiter Enterprise LP) and Lehman Brothers Holdings Inc.
Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.3	Archstone Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.4	Archstone Parallel Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.5	Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement.	Included as Exhibit 10.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.6	Legacy Holdings JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.6 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.7	Master Credit Facility Agreement, dated February 27, 2013, by and among Federal National Mortgage Association and ASN Santa Monica LLC, et al.	Included as Exhibit 10.7 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.8	Amended and Restated Fixed Loan Note (Collateral Pool 3), dated February 27, 2013, executed by ASN Santa Monica LLC, et al. in favor of Federal National Mortgage Association.	Included as Exhibit 10.8 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

Exhibit	Description	Location

10.9	Amended and Restated Fixed Loan Note (Collateral Pool 4), dated February 27, 2013, executed by Archstone Playa Del Rey LLC, et al. in favor of Federal National Mortgage Association.	Included as Exhibit 10.9 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

31.1	Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

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
Attached herein.

101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.