Form 10-Q
period 2013-06-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2013-08-08
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2013

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
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on August 2, 2013 was 360,334,578.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2013 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of June 30, 2013 owned an approximate 96.2% ownership interest in, ERPOP. The remaining 3.8% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Investment in real estate
Land	$6,264,787	$4,554,912
Depreciable property	19,568,973	15,711,944
Projects under development	585,749	387,750
Land held for development	569,398	353,823
Investment in real estate	26,988,907	21,008,429
Accumulated depreciation	(4,547,327)	(4,912,221)
Investment in real estate, net	22,441,580	16,096,208
Cash and cash equivalents	152,564	612,590
Investments in unconsolidated entities	188,582	17,877
Deposits – restricted	197,267	250,442
Escrow deposits – mortgage	41,357	9,129
Deferred financing costs, net	71,013	44,382
Other assets	390,020	170,372
Total assets	$23,482,383	$17,201,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$6,247,612	$3,898,369
Notes, net	5,475,954	4,630,875
Lines of credit	—	—
Accounts payable and accrued expenses	84,603	38,372
Accrued interest payable	86,083	76,223
Other liabilities	318,622	304,518
Security deposits	71,857	66,988
Distributions payable	150,846	260,176
Total liabilities	12,435,577	9,275,521

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	407,890	398,372
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2013 and December 31, 2012	50,000	50,000
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 360,312,049 shares issued and outstanding as of June 30, 2013 and 325,054,654 shares issued and outstanding as of December 31, 2012	3,603	3,251
Paid in capital	8,496,027	6,542,355
Retained earnings	1,939,598	887,355
Accumulated other comprehensive (loss)	(166,844)	(193,148)
Total shareholders’ equity	10,322,384	7,289,813
Noncontrolling Interests:
Operating Partnership	209,039	159,606
Partially Owned Properties	107,493	77,688
Total Noncontrolling Interests	316,532	237,294
Total equity	10,638,916	7,527,107
Total liabilities and equity	$23,482,383	$17,201,000

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per share data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2013	2012	2013	2012
REVENUES
Rental income	$1,151,918	$874,338	$632,405	$446,139
Fee and asset management	4,833	4,276	2,673	2,212
Total revenues	1,156,751	878,614	635,078	448,351

EXPENSES
Property and maintenance	220,417	173,819	117,819	85,423
Real estate taxes and insurance	145,400	104,268	78,547	53,422
Property management	44,520	44,276	22,031	20,937
Fee and asset management	3,223	2,487	1,577	1,180
Depreciation	528,328	289,273	327,985	145,438
General and administrative	32,582	27,079	16,086	13,391
Total expenses	974,470	641,202	564,045	319,791

Operating income	182,281	237,412	71,033	128,560

Interest and other income	504	427	249	258
Other expenses	(3,544)	(14,603)	(981)	(8,802)
Merger expenses	(19,559)	(1,834)	(467)	(685)
Interest:
Expense incurred, net	(317,417)	(232,254)	(122,950)	(114,627)
Amortization of deferred financing costs	(11,301)	(6,945)	(4,353)	(4,017)
(Loss) income before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of land parcels and discontinued operations	(169,036)	(17,797)	(57,469)	687
Income and other tax (expense) benefit	(833)	(380)	(428)	(213)
(Loss) from investments in unconsolidated entities due to operations	(1,530)	—	(1,175)	—
(Loss) from investments in unconsolidated entities due to merger expenses	(53,010)	—	(6,999)	—
Net gain on sales of land parcels	14,616	—	14,616	—
(Loss) income from continuing operations	(209,793)	(18,177)	(51,455)	474
Discontinued operations, net	1,607,559	278,659	388,187	107,841
Net income	1,397,766	260,482	336,732	108,315
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(56,111)	(11,150)	(12,788)	(4,732)
Partially Owned Properties	790	(769)	815	(319)
Net income attributable to controlling interests	1,342,445	248,563	324,759	103,264
Preferred distributions	(2,072)	(6,933)	(1,036)	(3,467)
Net income available to Common Shares	$1,340,373	$241,630	$323,723	$99,797

Earnings per share – basic:
(Loss) from continuing operations available to Common Shares	$(0.58)	$(0.08)	$(0.14)	$(0.01)
Net income available to Common Shares	$3.84	$0.81	$0.90	$0.33
Weighted average Common Shares outstanding	348,654	299,499	359,653	300,193

Earnings per share – diluted:
(Loss) from continuing operations available to Common Shares	$(0.58)	$(0.08)	$(0.14)	$(0.01)
Net income available to Common Shares	$3.84	$0.81	$0.90	$0.33
Weighted average Common Shares outstanding	348,654	299,499	359,653	300,193

Distributions declared per Common Share outstanding	$0.80	$0.6750	$0.40	$0.3375

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2013	2012	2013	2012
Comprehensive income:
Net income	$1,397,766	$260,482	$336,732	$108,315
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	12,337	(8,642)	9,523	(11,860)
Losses reclassified into earnings from other comprehensive income	12,098	7,203	3,826	3,640
Other comprehensive income – other instruments:
Unrealized holding gains arising during the period	928	82	501	118
Other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	941	—	1,814	—
Other comprehensive income (loss)	26,304	(1,357)	15,664	(8,102)
Comprehensive income	1,424,070	259,125	352,396	100,213
Comprehensive (income) attributable to Noncontrolling Interests	(55,321)	(11,919)	(11,973)	(5,051)
Comprehensive income attributable to controlling interests	$1,368,749	$247,206	$340,423	$95,162

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,397,766	$260,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	550,488	348,106
Amortization of deferred financing costs	11,529	7,037
Amortization of above/below market leases	1,216	—
Amortization of discounts and premiums on debt	(23,031)	(3,538)
Amortization of deferred settlements on derivative instruments	11,830	6,935
Write-off of pursuit costs	3,365	3,565
Loss from investments in unconsolidated entities	54,540	—
Distributions from unconsolidated entities – return on capital	588	240
Net (gain) on sales of land parcels	(14,616)	—
Net (gain) on sales of discontinued operations	(1,588,874)	(204,053)
Unrealized loss (gain) on derivative instruments	24	(1)
Compensation paid with Company Common Shares	22,089	16,878
Changes in assets and liabilities:
(Increase) in deposits – restricted	(12,220)	(1,330)
Decrease (increase) in mortgage deposits	789	(992)
(Increase) in other assets	(4,695)	(23,017)
Increase in accounts payable and accrued expenses	25,956	35,794
(Decrease) in accrued interest payable	(1,396)	(5,426)
(Decrease) increase in other liabilities	(11,449)	141,090
(Decrease) increase in security deposits	(6,080)	2,979
Net cash provided by operating activities	417,819	584,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	(4,000,875)	—
Investment in real estate – acquisitions	(108,308)	(520,775)
Investment in real estate – development/other	(154,576)	(78,210)
Improvements to real estate	(57,253)	(68,319)
Additions to non-real estate property	(2,801)	(4,700)
Interest capitalized for real estate and unconsolidated entities under development	(20,006)	(10,055)
Proceeds from disposition of real estate, net	3,764,000	333,015
Investments in unconsolidated entities	(53,687)	(5,420)
Decrease (increase) in deposits on real estate acquisitions and investments, net	65,869	(40,539)
Decrease in mortgage deposits	5,089	2,285
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(87)
Net cash (used for) investing activities	(562,548)	(392,805)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(18,006)	$(4,283)
Mortgage deposits	(2,208)	260
Mortgage notes payable:
Proceeds	683	—
Restricted cash	—	214
Lump sum payoffs	(697,897)	(198,763)
Scheduled principal repayments	(6,336)	(7,575)
Notes, net:
Proceeds	1,245,550	—
Lump sum payoffs	(400,000)	(253,858)
Lines of credit:
Proceeds	8,413,000	105,000
Repayments	(8,413,000)	(70,000)
(Payments on) settlement of derivative instruments	(44,013)	—
Proceeds from sale of Common Shares	—	152,058
Proceeds from Employee Share Purchase Plan (ESPP)	2,363	4,523
Proceeds from exercise of options	13,885	31,281
Payment of offering costs	(744)	(1,907)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	6,769	2,935
Contributions – Noncontrolling Interests – Operating Partnership	5	5
Distributions:
Common Shares	(393,347)	(269,755)
Preferred Shares	(1,036)	(6,933)
Noncontrolling Interests – Operating Partnership	(16,528)	(12,224)
Noncontrolling Interests – Partially Owned Properties	(4,404)	(2,225)
Net cash (used for) financing activities	(315,297)	(531,280)
Net (decrease) in cash and cash equivalents	(460,026)	(339,336)
Cash and cash equivalents, beginning of period	612,590	383,921
Cash and cash equivalents, end of period	$152,564	$44,585

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$319,992	$236,600
Net cash paid for income and other taxes	$1,028	$454
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$106,600
Valuation of OP Units issued	$—	$66,606
Amortization of deferred financing costs:
Investment in real estate, net	$(1)	$—
Deferred financing costs, net	$11,530	$7,037
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(24,083)	$(4,664)
Notes, net	$1,052	$1,126
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(268)	$(268)
Accumulated other comprehensive income	$12,098	$7,203
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$49,507	$—
Other liabilities	$5,033	$—
Unrealized loss (gain) on derivative instruments:
Other assets	$(10,753)	$4,663
Mortgage notes payable	$—	$(2,589)
Notes, net	$(1,523)	$(2,074)
Other liabilities	$(37)	$8,641
Accumulated other comprehensive income	$12,337	$(8,642)
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$(8,713,217)	$—
Investments in unconsolidated entities	$(214,677)	$—
Deposits – restricted	$(474)	$—
Escrow deposits – mortgage	$(35,898)	$—
Deferred financing costs, net	$(25,780)	$—
Other assets	$(203,008)	$—
Mortgage notes payable	$3,076,876	$—
Accounts payable and accrued expenses	$17,576	$—
Accrued interest payable	$11,256	$—
Other liabilities	$117,391	$—
Security deposits	$10,949	$—
Issuance of Common Shares	$1,929,868	$—
Noncontrolling Interests – Partially Owned Properties	$28,263	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(19,195)	$(9,676)
Investments in unconsolidated entities	$(811)	$(379)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(4,371)	$(5,420)
Other liabilities	$(49,316)	$—
Other:
Receivable on sale of Common Shares	$—	$28,457
Foreign currency translation adjustments	$(941)	$—

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2013
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$50,000
Balance, end of period	$50,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,251
Issuance of Common Shares	345
Exercise of share options	5
Share-based employee compensation expense:
Restricted shares	2
Balance, end of period	$3,603

PAID IN CAPITAL
Balance, beginning of year	$6,542,355
Common Share Issuance:
Conversion of OP Units into Common Shares	979
Issuance of Common Shares	1,929,523
Exercise of share options	13,880
Employee Share Purchase Plan (ESPP)	2,363
Share-based employee compensation expense:
Restricted shares	6,884
Share options	6,688
ESPP discount	449
Offering costs	(744)
Supplemental Executive Retirement Plan (SERP)	(671)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	33,039
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(38,718)
Balance, end of period	$8,496,027

RETAINED EARNINGS
Balance, beginning of year	$887,355
Net income attributable to controlling interests	1,342,445
Common Share distributions	(288,130)
Preferred Share distributions	(2,072)
Balance, end of period	$1,939,598

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2013
SHAREHOLDERS’ EQUITY (continued)
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(193,148)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	12,337
Losses reclassified into earnings from other comprehensive income	12,098
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the period	928
Accumulated other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	941
Balance, end of period	$(166,844)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$159,606
Issuance of LTIP Units to Noncontrolling Interests	5
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(979)
Equity compensation associated with Noncontrolling Interests	9,514
Net income attributable to Noncontrolling Interests	56,111
Distributions to Noncontrolling Interests	(11,379)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(42,557)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	38,718
Balance, end of period	$209,039

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$77,688
Net (loss) attributable to Noncontrolling Interests	(790)
Contributions by Noncontrolling Interests	6,769
Acquisition of Archstone	28,263
Distributions to Noncontrolling Interests	(4,437)
Balance, end of period	$107,493

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Investment in real estate
Land	$6,264,787	$4,554,912
Depreciable property	19,568,973	15,711,944
Projects under development	585,749	387,750
Land held for development	569,398	353,823
Investment in real estate	26,988,907	21,008,429
Accumulated depreciation	(4,547,327)	(4,912,221)
Investment in real estate, net	22,441,580	16,096,208
Cash and cash equivalents	152,564	612,590
Investments in unconsolidated entities	188,582	17,877
Deposits – restricted	197,267	250,442
Escrow deposits – mortgage	41,357	9,129
Deferred financing costs, net	71,013	44,382
Other assets	390,020	170,372
Total assets	$23,482,383	$17,201,000

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$6,247,612	$3,898,369
Notes, net	5,475,954	4,630,875
Lines of credit	—	—
Accounts payable and accrued expenses	84,603	38,372
Accrued interest payable	86,083	76,223
Other liabilities	318,622	304,518
Security deposits	71,857	66,988
Distributions payable	150,846	260,176
Total liabilities	12,435,577	9,275,521

Commitments and contingencies

Redeemable Limited Partners	407,890	398,372
Capital:
Partners' Capital:
Preference Units	50,000	50,000
General Partner	10,439,228	7,432,961
Limited Partners	209,039	159,606
Accumulated other comprehensive (loss)	(166,844)	(193,148)
Total partners' capital	10,531,423	7,449,419
Noncontrolling Interests – Partially Owned Properties	107,493	77,688
Total capital	10,638,916	7,527,107
Total liabilities and capital	$23,482,383	$17,201,000

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in thousands except per Unit data)(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2013	2012	2013	2012
REVENUES
Rental income	$1,151,918	$874,338	$632,405	$446,139
Fee and asset management	4,833	4,276	2,673	2,212
Total revenues	1,156,751	878,614	635,078	448,351

EXPENSES
Property and maintenance	220,417	173,819	117,819	85,423
Real estate taxes and insurance	145,400	104,268	78,547	53,422
Property management	44,520	44,276	22,031	20,937
Fee and asset management	3,223	2,487	1,577	1,180
Depreciation	528,328	289,273	327,985	145,438
General and administrative	32,582	27,079	16,086	13,391
Total expenses	974,470	641,202	564,045	319,791

Operating income	182,281	237,412	71,033	128,560

Interest and other income	504	427	249	258
Other expenses	(3,544)	(14,603)	(981)	(8,802)
Merger expenses	(19,559)	(1,834)	(467)	(685)
Interest:
Expense incurred, net	(317,417)	(232,254)	(122,950)	(114,627)
Amortization of deferred financing costs	(11,301)	(6,945)	(4,353)	(4,017)
(Loss) income before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of land parcels and discontinued operations	(169,036)	(17,797)	(57,469)	687
Income and other tax (expense) benefit	(833)	(380)	(428)	(213)
(Loss) from investments in unconsolidated entities due to operations	(1,530)	—	(1,175)	—
(Loss) from investments in unconsolidated entities due to merger expenses	(53,010)	—	(6,999)	—
Net gain on sales of land parcels	14,616	—	14,616	—
(Loss) income from continuing operations	(209,793)	(18,177)	(51,455)	474
Discontinued operations, net	1,607,559	278,659	388,187	107,841
Net income	1,397,766	260,482	336,732	108,315
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	790	(769)	815	(319)
Net income attributable to controlling interests	$1,398,556	$259,713	$337,547	$107,996

ALLOCATION OF NET INCOME:
Preference Units	$2,072	$6,933	$1,036	$3,467

General Partner	$1,340,373	$241,630	$323,723	$99,797
Limited Partners	56,111	11,150	12,788	4,732
Net income available to Units	$1,396,484	$252,780	$336,511	$104,529

Earnings per Unit – basic:
(Loss) from continuing operations available to Units	$(0.58)	$(0.08)	$(0.14)	$(0.01)
Net income available to Units	$3.84	$0.81	$0.90	$0.33
Weighted average Units outstanding	362,390	313,133	373,403	314,255

Earnings per Unit – diluted:
(Loss) from continuing operations available to Units	$(0.58)	$0.08	$(0.14)	$(0.01)
Net income available to Units	$3.84	$0.81	$0.90	$0.33
Weighted average Units outstanding	362,390	313,133	373,403	314,255

Distributions declared per Unit outstanding	$0.80	$0.6750	$0.40	$0.3375

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2013	2012	2013	2012
Comprehensive income:
Net income	$1,397,766	$260,482	$336,732	$108,315
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	12,337	(8,642)	9,523	(11,860)
Losses reclassified into earnings from other comprehensive income	12,098	7,203	3,826	3,640
Other comprehensive income – other instruments:
Unrealized holding gains arising during the period	928	82	501	118
Other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	941	—	1,814	—
Other comprehensive income (loss)	26,304	(1,357)	15,664	(8,102)
Comprehensive income	1,424,070	259,125	352,396	100,213
Comprehensive loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	790	(769)	815	(319)
Comprehensive income attributable to controlling interests	$1,424,860	$258,356	$353,211	$99,894

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,397,766	$260,482
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	550,488	348,106
Amortization of deferred financing costs	11,529	7,037
Amortization of above/below market leases	1,216	—
Amortization of discounts and premiums on debt	(23,031)	(3,538)
Amortization of deferred settlements on derivative instruments	11,830	6,935
Write-off of pursuit costs	3,365	3,565
Loss from investments in unconsolidated entities	54,540	—
Distributions from unconsolidated entities – return on capital	588	240
Net (gain) on sales of land parcels	(14,616)	—
Net (gain) on sales of discontinued operations	(1,588,874)	(204,053)
Unrealized loss (gain) on derivative instruments	24	(1)
Compensation paid with Company Common Shares	22,089	16,878
Changes in assets and liabilities:
(Increase) in deposits – restricted	(12,220)	(1,330)
Decrease (increase) in mortgage deposits	789	(992)
(Increase) in other assets	(4,695)	(23,017)
Increase in accounts payable and accrued expenses	25,956	35,794
(Decrease) in accrued interest payable	(1,396)	(5,426)
(Decrease) increase in other liabilities	(11,449)	141,090
(Decrease) increase in security deposits	(6,080)	2,979
Net cash provided by operating activities	417,819	584,749

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	(4,000,875)	—
Investment in real estate – acquisitions	(108,308)	(520,775)
Investment in real estate – development/other	(154,576)	(78,210)
Improvements to real estate	(57,253)	(68,319)
Additions to non-real estate property	(2,801)	(4,700)
Interest capitalized for real estate and unconsolidated entities under development	(20,006)	(10,055)
Proceeds from disposition of real estate, net	3,764,000	333,015
Investments in unconsolidated entities	(53,687)	(5,420)
Decrease (increase) in deposits on real estate acquisitions and investments, net	65,869	(40,539)
Decrease in mortgage deposits	5,089	2,285
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(87)
Net cash (used for) investing activities	(562,548)	(392,805)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(18,006)	$(4,283)
Mortgage deposits	(2,208)	260
Mortgage notes payable:
Proceeds	683	—
Restricted cash	—	214
Lump sum payoffs	(697,897)	(198,763)
Scheduled principal repayments	(6,336)	(7,575)
Notes, net:
Proceeds	1,245,550	—
Lump sum payoffs	(400,000)	(253,858)
Lines of credit:
Proceeds	8,413,000	105,000
Repayments	(8,413,000)	(70,000)
(Payments on) settlement of derivative instruments	(44,013)	—
Proceeds from sale of OP Units	—	152,058
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	2,363	4,523
Proceeds from exercise of EQR options	13,885	31,281
Payment of offering costs	(744)	(1,907)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	6,769	2,935
Contributions – Limited Partners	5	5
Distributions:
OP Units – General Partner	(393,347)	(269,755)
Preference Units	(1,036)	(6,933)
OP Units – Limited Partners	(16,528)	(12,224)
Noncontrolling Interests – Partially Owned Properties	(4,404)	(2,225)
Net cash (used for) financing activities	(315,297)	(531,280)
Net (decrease) in cash and cash equivalents	(460,026)	(339,336)
Cash and cash equivalents, beginning of period	612,590	383,921
Cash and cash equivalents, end of period	$152,564	$44,585

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$319,992	$236,600
Net cash paid for income and other taxes	$1,028	$454
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$106,600
Valuation of OP Units issued	$—	$66,606
Amortization of deferred financing costs:
Investment in real estate, net	$(1)	$—
Deferred financing costs, net	$11,530	$7,037
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(24,083)	$(4,664)
Notes, net	$1,052	$1,126
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(268)	$(268)
Accumulated other comprehensive income	$12,098	$7,203
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$49,507	$—
Other liabilities	$5,033	$—
Unrealized loss (gain) on derivative instruments:
Other assets	$(10,753)	$4,663
Mortgage notes payable	$—	$(2,589)
Notes, net	$(1,523)	$(2,074)
Other liabilities	$(37)	$8,641
Accumulated other comprehensive income	$12,337	$(8,642)
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$(8,713,217)	$—
Investments in unconsolidated entities	$(214,677)	$—
Deposits – restricted	$(474)	$—
Escrow deposits – mortgage	$(35,898)	$—
Deferred financing costs, net	$(25,780)	$—
Other assets	$(203,008)	$—
Mortgage notes payable	$3,076,876	$—
Accounts payable and accrued expenses	$17,576	$—
Accrued interest payable	$11,256	$—
Other liabilities	$117,391	$—
Security deposits	$10,949	$—
Issuance of OP Units	$1,929,868	$—
Noncontrolling Interests – Partially Owned Properties	$28,263	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(19,195)	$(9,676)
Investments in unconsolidated entities	$(811)	$(379)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(4,371)	$(5,420)
Other liabilities	$(49,316)	$—
Other:
Receivable on sale of OP Units	$—	$28,457
Foreign currency translation adjustments	$(941)	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2013
PARTNERS' CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$50,000
Balance, end of period	$50,000

GENERAL PARTNER
Balance, beginning of year	$7,432,961
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	979
Issuance of OP Units	1,929,868
Exercise of EQR share options	13,885
EQR's Employee Share Purchase Plan (ESPP)	2,363
Share-based employee compensation expense:
EQR restricted shares	6,886
EQR share options	6,688
EQR ESPP discount	449
Offering costs	(744)
Net income available to Units – General Partner	1,340,373
OP Units – General Partner distributions	(288,130)
Supplemental Executive Retirement Plan (SERP)	(671)
Change in market value of Redeemable Limited Partners	33,039
Adjustment for Limited Partners ownership in Operating Partnership	(38,718)
Balance, end of period	$10,439,228

LIMITED PARTNERS
Balance, beginning of year	$159,606
Issuance of LTIP Units to Limited Partners	5
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(979)
Equity compensation associated with Units – Limited Partners	9,514
Net income available to Units – Limited Partners	56,111
Units – Limited Partners distributions	(11,379)
Change in carrying value of Redeemable Limited Partners	(42,557)
Adjustment for Limited Partners ownership in Operating Partnership	38,718
Balance, end of period	$209,039

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(193,148)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	12,337
Losses reclassified into earnings from other comprehensive income	12,098
Accumulated other comprehensive income – other instruments:
Unrealized holding gains arising during the period	928
Accumulated other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	941
Balance, end of period	$(166,844)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2013
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$77,688
Net (loss) attributable to Noncontrolling Interests	(790)
Contributions by Noncontrolling Interests	6,769
Acquisition of Archstone	28,263
Distributions to Noncontrolling Interests	(4,437)
Balance, end of period	$107,493

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
EQR is the general partner of, and as of June 30, 2013 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of June 30, 2013, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 398 properties located in 12 states and the District of Columbia consisting of 113,388 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	373	103,322
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,752
Partially Owned Properties – Unconsolidated	1	336
Military Housing	2	5,125
	398	113,388

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

•
Lease Intangibles – The Company considers the value of acquired in-place leases and above/below market leases and the amortization period is the average remaining term of each respective acquired lease. In-place residential leases' average term at acquisition approximates six months. See Note 4 for more information on above and below market leases.

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
Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of June 30, 2013, the Company has recorded a deferred tax asset, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Other

The Company is the controlling partner in various consolidated partnerships owning 19 properties and 3,752 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $107.5 million at June 30, 2013. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $8.2 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of June 30, 2013, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $37.8 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on June 30, 2013 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

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

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the six months ended June 30, 2013:

2013
Common Shares
Common Shares outstanding at January 1,	325,054,654
Common Shares Issued:
Conversion of OP Units	36,262
Issuance of Common Shares	34,468,085
Exercise of share options	468,203
Employee Share Purchase Plan (ESPP)	50,148
Restricted share grants, net	234,697
Common Shares outstanding at June 30,	360,312,049
Units
Units outstanding at January 1,	13,968,758
LTIP Units, net	281,931
Conversion of OP Units to Common Shares	(36,262)
Units outstanding at June 30,	14,214,427
Total Common Shares and Units outstanding at June 30,	374,526,476
Units Ownership Interest in Operating Partnership	3.8%
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
The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at June 30, 2013 and December 31, 2012.
The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2013, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $407.9 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the change in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the six months ended June 30, 2013 (amounts in thousands):

2013
Balance at January 1,	$398,372
Change in market value	(33,039)
Change in carrying value	42,557
Balance at June 30,	$407,890
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
The following table presents the Company’s issued and outstanding Preferred Shares as of June 30, 2013 and December 31, 2012:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	June 30, 2013	December 31, 2012
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at June 30, 2013 and December 31, 2012	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

(1)
On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the six months ended June 30, 2013:

2013
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	339,023,412
Issued to General Partner:
Issuance of OP Units	34,468,085
Exercise of EQR share options	468,203
EQR’s Employee Share Purchase Plan (ESPP)	50,148
EQR's restricted share grants, net	234,697
Issued to Limited Partners:
LTIP Units, net	281,931
General and Limited Partner Units outstanding at June 30,	374,526,476
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,968,758
Limited Partner LTIP Units, net	281,931
Conversion of Limited Partner OP Units to EQR Common Shares	(36,262)
Limited Partner Units outstanding at June 30,	14,214,427
Limited Partner Units Ownership Interest in Operating Partnership	3.8%
The Limited Partners of the Operating Partnership as of June 30, 2013 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.
The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.
The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at June 30, 2013 and December 31, 2012.
The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2013, the Redeemable Limited Partner Units have a redemption value of approximately $407.9 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the change in the redemption value of the Redeemable Limited Partners for the six months ended June 30, 2013 (amounts in thousands):

2013
Balance at January 1,	$398,372
Change in market value	(33,039)
Change in carrying value	42,557
Balance at June 30,	$407,890
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
The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of June 30, 2013 and December 31, 2012:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	June 30, 2013	December 31, 2012
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at June 30, 2013 and December 31, 2012	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

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
On November 28, 2012, as a partial source of funding for the Archstone Acquisition (see definition below), EQR priced the issuance of 21,850,000 Common Shares at a price of $54.75 per share for total consideration of approximately $1.2 billion, after deducting underwriting commissions of $35.9 million. Concurrent with this transaction, ERPOP issued 21,850,000 OP Units to EQR.
In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years (later increased by 5.7 million Common Shares and extended to February 2014) into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR has not issued any shares under this program since September 14, 2012. EQR had 6.0 million Common Shares remaining available for issuance under the ATM program as of June 30, 2013. On July 30, 2013, the Company filed a new universal shelf registration statement to replace its existing universal shelf registration statement, which expires later this year. The Board of Trustees also approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. See Note 14 for further discussion.

EQR has a share repurchase program authorized by the Board of Trustees under which it had authorization to repurchase up to $464.6 million of its shares as of June 30, 2013. No shares were repurchased during the six months ended June 30, 2013. The Board of Trustees also approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million Common Shares. See Note 14 for further discussion.

See Note 6 for a discussion of the Noncontrolling Interests assumed in conjunction with the acquisition of Archstone.

4.	Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013	December 31, 2012
Land	$6,264,787	$4,554,912
Depreciable property:
Buildings and improvements	17,862,440	14,135,740
Furniture, fixtures and equipment	1,201,868	1,343,765
In-Place lease intangibles	504,665	232,439
Projects under development:
Land	224,561	210,632
Construction-in-progress	361,188	177,118
Land held for development:
Land	506,380	294,868
Construction-in-progress	63,018	58,955
Investment in real estate	26,988,907	21,008,429
Accumulated depreciation	(4,547,327)	(4,912,221)
Investment in real estate, net	$22,441,580	$16,096,208

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of June 30, 2013 (amounts in thousands):

Description	Balance Sheet Location	Fair Value
Assets
Ground lease intangibles – below market	Other Assets	$178,251
Retail lease intangibles – above market	Other Assets	2,310
Lease intangible assets		180,561
Accumulated amortization		(1,841)
Lease intangible assets, net		$178,720

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400
Retail lease intangibles – below market	Other Liabilities	7,790
Lease intangible liabilities		10,190
Accumulated amortization		(610)
Lease intangible liabilities, net		$9,580

During the six months and quarter ended June 30, 2013, the Company amortized approximately $1.4 million and $1.0 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and approximately $0.2 million and $0.1 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations.

The weighted average amortization period for above and below market ground lease intangibles and retail lease intangibles is 49.8 years and 5.3 years, respectively.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2013	2014	2015	2016	2017	2018

Ground lease intangibles	$2,161	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(300)	(1,144)	(1,150)	(1,042)	(674)	(205)
Total	$1,861	$3,177	$3,171	$3,279	$3,647	$4,116

Archstone Acquisition

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

The Company acquired assets representing approximately 60% of the Archstone Portfolio which consisted principally of high-quality apartment properties in major markets in the United States. The acquisition allowed the Company to accelerate the completion of its strategic shift into coastal apartment markets. Pursuant to the Archstone transaction, the Company acquired directly or indirectly, 71 wholly owned, stabilized properties consisting of 20,160 apartment units, one partially owned and consolidated stabilized property consisting of 432 apartment units, one partially owned and unconsolidated stabilized property consisting of 336 apartment units, three consolidated master-leased properties consisting of 853 apartment units, four projects in various stages of construction (two consolidated and two unconsolidated) for 964 apartment units and fourteen land sites for approximately $9.0 billion. During the six months ended June 30, 2013, the Company recorded revenues and net operating income ("NOI") of $204.5 million and $140.0 million, respectively, from the acquired assets. During the quarter ended June 30, 2013, the Company recorded revenues and NOI of $151.9 million and $103.9 million, respectively, from the acquired assets.

The consideration paid by the Company in connection with the Archstone Acquisition consisted of cash of approximately $4.0 billion (inclusive of $2.0 billion of Archstone secured mortgage principal paid off in conjunction with the closing), 34,468,085 Common Shares (which shares had a total value of $1.9 billion based on the February 27, 2013 closing price of EQR common shares of $55.99 per share) issued to the seller and the assumption of approximately $3.1 billion of mortgage debt (inclusive of a net mark-to-market premium of $127.9 million) and approximately 60% of all of the other assets and liabilities related to the Archstone Portfolio. The cash consideration was funded with proceeds from the November 2012 public equity offering, the asset sales discussed below, the Company's new $750.0 million senior unsecured delayed draw term loan facility and the Company's revolving credit facility.

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

Land	$2,239,000
Depreciable property:
Buildings and improvements	5,836,010
Furniture, fixtures and equipment	61,470
In-Place lease intangibles	304,830
Projects under development	36,583
Land held for development	239,418
Investments in unconsolidated entities	185,723
Other assets	196,310
Other liabilities	(112,369)
Net assets acquired	$8,986,975

The allocation of fair values of the assets acquired and liabilities assumed has changed from the allocation reported in “Note 4 – Real Estate” in the Notes to Consolidated Financial Statements included in Part I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed with the SEC on May 9, 2013. The changes to our valuation assumptions were based on more accurate information concerning the subject assets and liabilities. None of these changes had a material impact on our Consolidated Financial Statements. This allocation is subject to further adjustment due primarily to information not readily available at the acquisition date, final purchase price settlement with our partner in accordance with the terms of the purchase agreement, reclassification adjustments for presentation and adjustments to our valuation assumptions. The Company's assessment of the fair values and the allocation of the purchase price to the identified tangible and intangible assets is its current best estimate of fair value.

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

The following table summarizes the acquisition date fair values of the above and below market ground and retail lease intangibles, which we determined using Level 2 and Level 3 inputs (amounts in thousands):

Description	Balance Sheet Location	Fair Value
Ground lease intangibles – below market	Other Assets	$178,251
Retail lease intangibles – above market	Other Assets	2,310

Ground lease intangibles – above market	Other Liabilities	2,400
Retail lease intangibles – below market	Other Liabilities	8,040

As of June 30, 2013, the Company has incurred Archstone-related expenses of approximately $93.5 million, of which approximately $13.5 million of this total was financing-related and approximately $80.0 million was merger costs. During the six months ended June 30, 2013, the Company expensed $19.6 million of direct merger costs primarily related to investment banking and legal/accounting fees, which were included in merger expenses in the accompanying consolidated statements of operations, and $53.0 million of indirect merger costs related to severance obligations and retention bonuses through our 60% interest in an unconsolidated joint venture with AVB, which were included in (loss) from investments in unconsolidated entities due to merger expenses in the accompanying consolidated statements of operations. The Company also expensed $2.5 million of financing-related costs, which were included in interest expense in the accompanying consolidated statements of operations.

Unaudited Pro Forma Financial Information

Equity Residential

The following table illustrates the effect on net income, earnings per share – basic and earnings per share – diluted as if the Company had consummated the Archstone Acquisition as of January 1, 2012:

	Six Months Ended June 30,		Quarter Ended June 30,
	2013	2012	2013	2012
	(Amounts in thousands, except per share amounts)
Total revenues	$1,256,088	$1,158,374	$635,078	$589,929
Income (loss) from continuing operations (1)	60,541	(275,698)	96,585	(126,424)
Discontinued operations, net	1,608,374	277,844	389,329	107,841
Net income (loss)	1,668,915	(2,146)	485,914	(18,583)
Net income (loss) available to Common Shares	1,601,368	(2,989)	467,237	(20,191)
Earnings (loss) per share - basic:
Net income (loss) available to Common Shares	$4.45	$(0.01)	$1.30	$(0.06)
Weighted average Common Shares outstanding (2)	359,509	355,817	359,653	356,511
Earnings (loss) per share - diluted (1):
Net income (loss) available to Common Shares	$4.44	$(0.01)	$1.29	$(0.06)
Weighted average Common Shares outstanding (2)	375,722	355,817	375,910	356,511

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a pro forma loss from continuing operations for the six months and quarters ended June 30, 2012.

(2)
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

ERP Operating Limited Partnership

The following table illustrates the effect on net income, earnings per Unit – basic and earnings per Unit – diluted as if the Operating Partnership had consummated the Archstone Acquisition as of January 1, 2012:

	Six Months Ended June 30,		Quarter Ended June 30,
	2013	2012	2013	2012
	(Amounts in thousands, except per Unit amounts)
Total revenues	$1,256,088	$1,158,374	$635,078	$589,929
Income (loss) from continuing operations (1)	60,541	(275,698)	96,585	(126,424)
Discontinued operations, net	1,608,374	277,844	389,329	107,841
Net income (loss)	1,668,915	(2,146)	485,914	(18,583)
Net income (loss) available to Units	1,668,439	(3,127)	485,693	(21,149)
Earnings (loss) per Unit - basic:
Net income (loss) available to Units	$4.45	$(0.01)	$1.30	$(0.06)
Weighted average Units outstanding (2)	373,245	369,451	373,403	370,573
Earnings (loss) per Unit - diluted (1):
Net income (loss) available to Units	$4.44	$(0.01)	$1.29	$(0.06)
Weighted average Units outstanding (2)	375,722	369,451	375,910	370,573

(1)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a pro forma loss from continuing operations for the six months and quarters ended June 30, 2012.

(2)
Includes a weighted average adjustment for Common Shares issued to the public in December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the Archstone Acquisition. Concurrent with these transactions, ERPOP issued the same number of OP Units to EQR.

For the six months ended June 30, 2013 and 2012, acquisition costs of $19.6 million and $1.8 million, respectively, and severance/retention and other costs of $50.9 million and none, respectively, related to the Archstone Acquisition are not expected to have a continuing impact on the Company's financial results and therefore have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies or lower borrowing costs that the Company has or may achieve as a result of the acquisition or any strategies that management has or may consider in order to more efficiently manage the Company's operations, nor do they give pro forma effect to any other acquisitions, dispositions or capital markets transactions (excluding the equity offering in December 2012 which proceeds were used for the Archstone Acquisition) that the Company completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the Archstone Acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Other

In addition to the Archstone acquisition described above, during the six months ended June 30, 2013, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	1	322	$91,500
Land Parcel (one)	—	—	16,500
Total	1	322	$108,000

During the six months ended June 30, 2013, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	82	24,197	$3,705,082
Land Parcels (five)	—	—	59,750
Other (1)	—	—	30,734
Total	82	24,197	$3,795,566

(1) Represents a 97,000 square foot commercial building adjacent to our Harbor Steps apartment property in downtown Seattle that was acquired in 2011.

The Company recognized a net gain on sales of discontinued operations of approximately $1.6 billion and a net gain on sales of land parcels of approximately $14.6 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Land Parcels (two)	—	—	$39,300
Total	—	—	$39,300

In addition to the properties and land parcel that were subsequently disposed of as discussed in Note 14, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	2	688	$68,182
Land Parcel (one)	—	—	26,350
Total	2	688	$94,532

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of June 30, 2013 (amounts in thousands except for project and apartment unit amounts):

	Consolidated			Unconsolidated
	Development Projects			Development Projects
	Held for and/or Under Development	Operating	Total	Held for and/or Under Development	Operating	Total

Total projects (1)	—	19	19	—	1	1

Total apartment units (1)	—	3,752	3,752	—	336	336

Balance sheet information at 6/30/13 (at 100%):
ASSETS
Investment in real estate	$250,816	$671,667	$922,483	$304,921	$55,025	$359,946
Accumulated depreciation	—	(158,035)	(158,035)	—	(2,158)	(2,158)
Investment in real estate, net	250,816	513,632	764,448	304,921	52,867	357,788
Cash and cash equivalents	2,656	14,936	17,592	1,581	1,604	3,185
Investments in unconsolidated entities	—	55,858	55,858	—	—	—
Deposits – restricted	43,623	197	43,820	—	—	—
Deferred financing costs, net	—	2,606	2,606	62	5	67
Other assets	5,837	26,661	32,498	415	1,548	1,963
Total assets	$302,932	$613,890	$916,822	$306,979	$56,024	$363,003

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable (2)	$—	$358,632	$358,632	$145,767	$30,550	$176,317
Accounts payable & accrued expenses	4,329	1,592	5,921	8,423	(45)	8,378
Accrued interest payable	—	1,218	1,218	552	—	552
Other liabilities	1,003	1,363	2,366	230	1,817	2,047
Security deposits	—	1,809	1,809	79	—	79
Total liabilities	5,332	364,614	369,946	155,051	32,322	187,373

Noncontrolling Interests - Partially Owned Properties/Partners' equity	93,348	14,145	107,493	115,425	20,450	135,875
Company equity/General and Limited Partners' Capital	204,252	235,131	439,383	36,503	3,252	39,755
Total equity/capital	297,600	249,276	546,876	151,928	23,702	175,630
Total liabilities and equity/capital	$302,932	$613,890	$916,822	$306,979	$56,024	$363,003

	Consolidated			Unconsolidated
	Development Projects			Development Projects
	Held for and/or Under Development			Held for and/or Under Development	Operating

		Operating	Total			Total
Operating information for the six months ended 6/30/13 (at 100%):
Operating revenue	$—	$38,352	$38,352	$1,203	$1,610	$2,813
Operating expenses	179	12,293	12,472	1,091	671	1,762

Net operating (loss) income	(179)	26,059	25,880	112	939	1,051
Depreciation	—	17,056	17,056	—	2,158	2,158
General and administrative/other	503	31	534	11	—	11

Operating (loss) income	(682)	8,972	8,290	101	(1,219)	(1,118)
Interest and other income	1	3	4	—	2	2
Other expenses	(181)	(3)	(184)	—	—	—
Interest:
Expense incurred, net	—	(6,712)	(6,712)	(208)	(373)	(581)
Amortization of deferred financing costs	—	(131)	(131)	—	—	—

(Loss) income before income and other taxes, (loss) from investments in unconsolidated entities, net (loss) gain on sales of land parcels and discontinued operations	(862)	2,129	1,267	(107)	(1,590)	(1,697)
Income and other tax (expense) benefit	(11)	(56)	(67)	—	—	—
(Loss) from investments in unconsolidated entities	—	(342)	(342)	—	—	—
Net (loss) on sales of land parcels	(17)	—	(17)	—	—	—
Net gain on sales of discontinued operations	—	26,686	26,686	—	—	—

Net (loss) income	$(890)	$28,417	$27,527	$(107)	$(1,590)	$(1,697)

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company with the exception of 50% of the current $2.7 million outstanding debt balance on one unconsolidated development project.

Note:
The above tables exclude the Company's interests in unconsolidated joint ventures entered into with AVB in connection with the Archstone transaction. These ventures own certain non-core Archstone assets that are held for sale and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests have an aggregate liquidation value of $88.3 million at June 30, 2013. The ventures are owned 60% by the Company and 40% by AVB.

The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $107.5 million at June 30, 2013. The Company has identified one development partnership, consisting of a land parcel with a book value of $5.0 million, as a VIE. The Company does not have any unconsolidated VIEs.

On February 27, 2013, in conjunction with the Archstone Acquisition, the Company acquired interests in several joint ventures. Details of these interests follow by project:

Park Aire (formerly known as Enclave at Wellington) – This venture is currently developing certain land parcels into a 268 unit apartment building located in Wellington, Florida. The Company has a 95% equity interest with an initial basis of $26.2 million. Total project costs are expected to be approximately $50.0 million. The Company is the managing member, is responsible for constructing the project and its partner does not have substantive kick-out or participating rights. As a result, the entity is required to be consolidated on the Company's balance sheet.

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

Wisconsin Place – This venture was formed to develop and operate a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities. The Company has a 75% equity interest with an initial basis of $198.5 million in the 432 unit residential component. The Company is the managing member, was responsible for constructing the residential project and its partner does not have substantive kick-out or participating rights. As a result, the entity that owns the residential component of this mixed-use site is required to be consolidated on the Company's balance sheet. Such entity also retains an unconsolidated interest in an entity that owns the land underlying the project and owns and operates the parking facility. The initial fair value of this investment is $56.5 million. The Company does not have any ownership interest in the retail and office components.

San Norterra – This venture is currently developing certain land parcels into a 388 unit apartment building located in Phoenix, Arizona. The Company has an 85% equity interest with an initial basis of $16.9 million. Total project costs are approximately $56.3 million and construction is being partially funded with a construction loan that is guaranteed by the partner and non-recourse to the Company. The loan has a maximum debt commitment of $34.8 million and a current unconsolidated outstanding balance of $28.4 million; the loan bears interest at LIBOR plus 2.00% and matures January 6, 2015. The partner is the managing member and is developing the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

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

Mission Gorge – This venture was formed to ultimately develop a land parcel into a 444 unit apartment building located in San Diego, California. The Company currently has a 23.08% equity interest with an initial basis of $4.1 million. While the Company is the managing member of the joint venture and will be responsible for constructing the project, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing project. As a result, this entity is unconsolidated and recorded using the equity method of accounting.

Parkside at Emeryville – This venture is currently developing certain land parcels into a 180 unit apartment building located in Emeryville, California. The Company has a 5% equity interest with an initial obligation of approximately $2.1 million. Total project costs are expected to be approximately $75.0 million and construction is being partially funded with a construction loan. The loan has a maximum debt commitment of $39.5 million and a current unconsolidated outstanding balance of $2.7 million; the loan bears interest at LIBOR plus 2.25% and matures August 14, 2015. The Company has given a repayment guaranty on the construction loan of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees. The partner is the managing member and is developing the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

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

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the six months ended June 30, 2013, the Company purchased with AVB $65.0 million (of which the Company's 60% share was $39.0 million) of the preferred interests assumed by Legacy JV. At June 30, 2013, the remaining preferred interests have an aggregate liquidation value of $88.3 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the venture are borne 60% by the Company and 40% by AVB. The venture is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the venture is unconsolidated and recorded using the equity method of accounting.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-

out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of June 30, 2013, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $230.7 million, of which Toll Brothers' noncontrolling interest balance totaled $90.8 million.

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These land parcels are now unconsolidated. Total project costs are approximately $232.8 million and construction is being predominantly funded with two separate long-term, non-recourse secured loans from the partner. Nexus Sawgrass has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $42.6 million; the loan bears interest at 5.60% and matures January 1, 2021. Domain has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $72.1 million; the loan bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, is responsible for constructing both of the projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The Company currently has no further funding obligations related to these projects.

7.	Deposits – Restricted

The following table presents the Company’s restricted deposits as of June 30, 2013 and December 31, 2012 (amounts in thousands):

	June 30, 2013	December 31, 2012
Tax–deferred (1031) exchange proceeds	$82,029	$152,182
Earnest money on pending acquisitions	350	5,613
Restricted deposits on real estate investments	53,756	44,209
Resident security and utility deposits	59,773	44,199
Other	1,359	4,239
Totals	$197,267	$250,442

8.    Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s $750.0 million senior unsecured delayed draw term loan facility and also guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of June 30, 2013, the Company had outstanding mortgage debt of approximately $6.2 billion.

During the six months ended June 30, 2013, the Company:

▪	Repaid $704.2 million of mortgage loans;

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

The Company recorded approximately $71.4 million, $1.6 million and $3.3 million of prepayment penalties, write-offs of unamortized deferred financing costs and write-offs of unamortized discounts, respectively, during the six months ended June 30, 2013 as additional interest expense related to debt extinguishment of mortgages.

As of June 30, 2013, the Company had $700.5 million of secured debt subject to third party credit enhancement.

As of June 30, 2013, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 1, 2061. At June 30, 2013, the interest rate range on the Company’s mortgage debt was 0.05% to 7.25%. During the six months ended June 30, 2013, the weighted average interest rate on the Company’s mortgage debt was 4.37%.

Notes

As of June 30, 2013, the Company had outstanding unsecured notes of approximately $5.5 billion.

During the six months ended June 30, 2013, the Company:

▪	Repaid $400.0 million of 5.200% unsecured notes at maturity;

▪
Issued $500.0 million of ten-year 3.00% fixed rate public notes, receiving net proceeds of $495.6 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 3.998%; and

▪
Entered into a senior unsecured $750.0 million delayed draw term loan facility which was fully drawn on February 27, 2013 in connection with the Archstone acquisition. The maturity date of January 11, 2015 is subject to a one-year extension option exercisable by the Company. The interest rate on advances under the term loan facility will generally be LIBOR plus a spread (currently 1.20%), which is dependent on the credit rating of the Company's long-term debt.

In November 2012, the Company obtained a commitment for a senior unsecured bridge loan facility in an aggregate principal amount not to exceed $2.5 billion to finance the acquisition of Archstone and to pay fees and expenses relating to this transaction. On January 11, 2013, the Company terminated this $2.5 billion bridge loan facility in connection with the execution of the term loan facility discussed above and the new revolving credit facility discussed below. The Company wrote off approximately $2.5 million of unamortized deferred financing costs during the six months ended June 30, 2013 as additional interest expense.

As of June 30, 2013, scheduled maturities for the Company’s outstanding notes were at various dates through 2026. At June 30, 2013, the interest rate range on the Company’s notes was 1.36% to 7.57%. During the six months ended June 30, 2013, the weighted average interest rate on the Company’s notes was 5.15%.

Lines of Credit

On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.05%) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. The existing $1.75 billion facility was scheduled to mature in July 2014.

As of June 30, 2013, the amount available on the credit facility was $2.47 billion (net of $33.3 million which was restricted/dedicated to support letters of credit). During the six months ended June 30, 2013, the weighted average interest rate was 1.27%.

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

The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $6.2 billion and $5.5 billion, respectively, at June 30, 2013. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $6.4 billion (Level 2) and $5.8 billion (Level 2), respectively, at June 30, 2013. The carrying values of the Company's mortgage notes payable and unsecured notes were approximately $3.9 billion and $4.6 billion, respectively, at December 31, 2012. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion (Level 2) and $5.2 billion (Level 2), respectively, at December 31, 2012. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, derivative instruments and investment securities), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

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

The following table summarizes the Company’s consolidated derivative instruments at June 30, 2013 (dollar amounts are in thousands):

Forward Starting Swaps (1)
Current Notional Balance	$250,000
Lowest Possible Notional	$250,000
Highest Possible Notional	$250,000
Lowest Interest Rate	2.125%
Highest Interest Rate	2.674%
Earliest Maturity Date	2024
Latest Maturity Date	2024

(1)
Forward Starting Swaps – Designed to partially fix the interest rate in advance of a planned future debt issuance. These swaps have mandatory counterparty terminations in 2015, and are targeted to 2014 issuances.

In April 2013, the Company's remaining fair value hedges matured.

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

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	6/30/2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$12,276	$—	$12,276	$—
Supplemental Executive Retirement Plan	Other Assets	73,839	73,839	—	—
Available-for-Sale Investment Securities	Other Assets	3,142	3,142	—	—
Total		$89,257	$76,981	$12,276	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$73,839	$73,839	$—	$—
Total		$73,839	$73,839	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$407,890	$—	$407,890	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,524	$—	$1,524	$—
Supplemental Executive Retirement Plan	Other Assets	70,655	70,655	—	—
Available-for-Sale Investment Securities	Other Assets	2,214	2,214	—	—
Total		$74,393	$72,869	$1,524	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$44,050	$—	$44,050	$—
Supplemental Executive Retirement Plan	Other Liabilities	70,655	70,655	—	—
Total		$114,705	$70,655	$44,050	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$398,372	$—	$398,372	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations for the six months ended June 30, 2013 and 2012, respectively (amounts in thousands):

June 30, 2013 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,524)	Fixed rate debt	Interest expense	$1,524
Total		$(1,524)			$1,524

June 30, 2012 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(4,663)	Fixed rate debt	Interest expense	$4,663
Total		$(4,663)			$4,663

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations for the six months ended June 30, 2013 and 2012, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
June 30, 2013 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$12,337	Interest expense	$(12,098)	N/A	$—
Total	$12,337		$(12,098)		$—

	Effective Portion			Ineffective Portion
June 30, 2012 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(8,642)	Interest expense	$(7,203)	N/A	$—
Total	$(8,642)		$(7,203)		$—
As of June 30, 2013 and December 31, 2012, there were approximately $170.3 million and $194.7 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at June 30, 2013, the Company may recognize an estimated $21.6 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending June 30, 2014.
In April 2013, the Company paid approximately $44.7 million to settle three forward starting swaps in conjunction with the issuance of $500.0 million of ten-year fixed rate public notes. The accrued interest of $0.7 million was recorded as interest expense. The remaining amount of $44.0 million will be deferred as a component of accumulated other comprehensive (loss) and recognized as an increase to interest expense over the approximate term of the notes.
The following tables set forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of June 30, 2013 and December 31, 2012, respectively (amounts in thousands):

		Other Assets
June 30, 2013 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Available-for-Sale Investment Securities	N/A	$675	$2,467	$—	$3,142	$—
Total		$675	$2,467	$—	$3,142	$—

		Other Assets
December 31, 2012 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Available-for-Sale Investment Securities	N/A	$675	$1,539	$—	$2,214	$—
Total		$675	$1,539	$—	$2,214	$—

10.	Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2013	2012	2013	2012
Numerator for net income per share – basic and diluted (1):
(Loss) income from continuing operations	$(209,793)	$(18,177)	$(51,455)	$474
Allocation to Noncontrolling Interests – Operating Partnership, net	8,513	1,139	1,963	154
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	790	(769)	815	(319)
Preferred distributions	(2,072)	(6,933)	(1,036)	(3,467)
(Loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	(202,562)	(24,740)	(49,713)	(3,158)
Discontinued operations, net of Noncontrolling Interests	1,542,935	266,370	373,436	102,955
Numerator for net income per share – basic and diluted (1)	$1,340,373	$241,630	$323,723	$99,797
Denominator for net income per share – basic and diluted (1):
Denominator for net income per share – basic and diluted (1)	348,654	299,499	359,653	300,193
Net income per share – basic	$3.84	$0.81	$0.90	$0.33
Net income per share – diluted	$3.84	$0.81	$0.90	$0.33
Net income per share – basic:
(Loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	$(0.581)	$(0.082)	$(0.138)	$(0.011)
Discontinued operations, net of Noncontrolling Interests	4.425	0.889	1.038	0.343
Net income per share – basic	$3.844	$0.807	$0.900	$0.332
Net income per share – diluted (1):
(Loss) from continuing operations available to Common Shares	$(0.581)	$(0.082)	$(0.138)	$(0.011)
Discontinued operations, net	4.425	0.889	1.038	0.343
Net income per share – diluted	$3.844	$0.807	$0.900	$0.332

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the six months and quarters ended June 30, 2013 and 2012.

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2013	2012	2013	2012
Numerator for net income per Unit – basic and diluted (1):
(Loss) income from continuing operations	$(209,793)	$(18,177)	$(51,455)	$474
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	790	(769)	815	(319)
Allocation to Preference Units	(2,072)	(6,933)	(1,036)	(3,467)
(Loss) from continuing operations available to Units	(211,075)	(25,879)	(51,676)	(3,312)
Discontinued operations, net	1,607,559	278,659	388,187	107,841
Numerator for net income per Unit – basic and diluted (1)	$1,396,484	$252,780	$336,511	$104,529
Denominator for net income per Unit – basic and diluted (1):
Denominator for net income per Unit – basic and diluted (1)	362,390	313,133	373,403	314,255
Net income per Unit – basic	$3.84	$0.81	$0.90	$0.33
Net income per Unit – diluted	$3.84	$0.81	$0.90	$0.33
Net income per Unit – basic:
(Loss) from continuing operations available to Units	$(0.581)	$(0.082)	$(0.138)	$(0.011)
Discontinued operations, net	4.425	0.889	1.038	0.343
Net income per Unit – basic	$3.844	$0.807	$0.900	$0.332
Net income per Unit – diluted (1):
(Loss) from continuing operations available to Units	$(0.581)	$(0.082)	$(0.138)	$(0.011)
Discontinued operations, net	4.425	0.889	1.038	0.343
Net income per Unit – diluted	$3.844	$0.807	$0.900	$0.332

(1)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the six months and quarters ended June 30, 2013 and 2012.

11.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the six months and quarters ended June 30, 2013 and 2012 (amounts in thousands).

	Six Months Ended June 30,		Quarter Ended June 30,
	2013	2012	2013	2012
REVENUES
Rental income	$73,144	$198,955	$8,313	$98,628
Total revenues	73,144	198,955	8,313	98,628

EXPENSES (1)
Property and maintenance	23,062	47,382	6,707	22,977
Real estate taxes and insurance	7,304	15,420	468	10,029
Property management	1	141	—	71
Depreciation	22,160	58,833	2,465	27,560
General and administrative	71	43	64	39
Total expenses	52,598	121,819	9,704	60,676

Discontinued operating income (loss)	20,546	77,136	(1,391)	37,952

Interest and other income	91	47	38	19
Other expenses	(3)	(147)	(1)	(30)
Interest (2):
Expense incurred, net	(1,258)	(2,362)	(6)	(1,279)
Amortization of deferred financing costs	(228)	(92)	—	(46)
Income and other tax (expense) benefit	(463)	24	(405)	128

Discontinued operations	18,685	74,606	(1,765)	36,744
Net gain on sales of discontinued operations	1,588,874	204,053	389,952	71,097

Discontinued operations, net	$1,607,559	$278,659	$388,187	$107,841

(1)	Includes expenses paid in the current period for properties sold or held for sale in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold and/or held for sale.
For the properties sold during the six months ended June 30, 2013, the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2012 were $1.7 billion and $34.4 million, respectively.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at June 30, 2013. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of June 30, 2013, the Company has 11 consolidated projects (including 400 Park Avenue South in New York City which the Company is jointly developing with Toll Brothers that is discussed below and Park Aire in which the Company acquired a 95% interest in connection with the Archstone transaction that is discussed in Note 6) totaling 2,488 apartment units in various stages of development with commitments to fund of approximately $432.8 million and estimated completion dates ranging through June 30, 2015, as well as other completed development projects that are in various stages of lease up or are stabilized. Some of the projects are being developed solely by the Company, while others are being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company is the "general" or "managing" partner of the development venture.

As of June 30, 2013, the Company has four unconsolidated projects totaling 1,513 apartment units under development with estimated completion dates ranging through September 30, 2014. These projects are all being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company currently has no further funding obligations for Domain, Nexus Sawgrass and San Norterra. While the Company is the managing member of the Domain and Nexus Sawgrass joint ventures, is responsible for constructing both projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The Domain and Nexus Sawgrass buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements. The respective partner for San Norterra and Parkside at Emeryville is the “general” or “managing” partner of the development venture and the Company does not have substantive kick-out or participating rights. The Company has given a repayment guaranty on the construction loan for Parkside at Emeryville of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of June 30, 2013, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $230.7 million, of which Toll Brothers' noncontrolling interest balance totaled $90.8 million.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2013 and 2012, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2013 and 2012, respectively, as well as total assets and capital expenditures at June 30, 2013 (amounts in thousands):

	Six Months Ended June 30, 2013
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$367,912	$204,680	$120,456	$213,854	$—	$906,902
Non-same store/other (2) (3)	148,738	57,614	1,017	30,141	7,506	245,016
Total rental income	516,650	262,294	121,473	243,995	7,506	1,151,918
Operating expenses:
Same store (1)	132,525	69,442	45,190	70,167	—	317,324
Non-same store/other (2) (3)	48,299	19,942	406	12,956	11,410	93,013
Total operating expenses	180,824	89,384	45,596	83,123	11,410	410,337
NOI:
Same store (1)	235,387	135,238	75,266	143,687	—	589,578
Non-same store/other (2) (3)	100,439	37,672	611	17,185	(3,904)	152,003
Total NOI	$335,826	$172,910	$75,877	$160,872	$(3,904)	$741,581

Total assets	$11,418,096	$4,610,358	$1,576,965	$3,785,624	$2,091,340	$23,482,383

Capital expenditures	$21,826	$14,465	$8,276	$8,921	$3,765	$57,253

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2012, less properties subsequently sold, which represented 84,965 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2012, plus any properties in lease-up and not stabilized as of January 1, 2012.

(3)	Other includes development and other corporate operations.

	Six Months Ended June 30, 2012
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$353,749	$189,969	$114,924	$205,429	$—	$864,071
Non-same store/other (2) (3)	5,580	3,912	—	818	(43)	10,267
Total rental income	359,329	193,881	114,924	206,247	(43)	874,338
Operating expenses:
Same store (1)	127,586	67,360	44,249	67,791	—	306,986
Non-same store/other (2) (3)	2,806	1,388	—	299	10,884	15,377
Total operating expenses	130,392	68,748	44,249	68,090	10,884	322,363
NOI:
Same store (1)	226,163	122,609	70,675	137,638	—	557,085
Non-same store/other (2) (3)	2,774	2,524	—	519	(10,927)	(5,110)
Total NOI	$228,937	$125,133	$70,675	$138,157	$(10,927)	$551,975

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2012, less properties subsequently sold, which represented 84,965 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2012, plus any properties in lease-up and not stabilized as of January 1, 2012.

(3)	Other includes development and other corporate operations.

	Quarter Ended June 30, 2013
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$185,729	$106,008	$60,776	$108,682	$—	$461,195
Non-same store/other (2) (3)	105,007	38,541	760	21,296	5,606	171,210
Total rental income	290,736	144,549	61,536	129,978	5,606	632,405
Operating expenses:
Same store (1)	64,923	35,481	22,732	35,333	—	158,469
Non-same store/other (2) (3)	34,235	12,872	302	9,285	3,234	59,928
Total operating expenses	99,158	48,353	23,034	44,618	3,234	218,397
NOI:
Same store (1)	120,806	70,527	38,044	73,349	—	302,726
Non-same store/other (2) (3)	70,772	25,669	458	12,011	2,372	111,282
Total NOI	$191,578	$96,196	$38,502	$85,360	$2,372	$414,008

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to April 1, 2012, less properties subsequently sold, which represented 85,509 apartment units.

(2)	Non-same store primarily includes properties acquired after April 1, 2012, plus any properties in lease-up and not stabilized as of April 1, 2012.

(3)	Other includes development and other corporate operations.

	Quarter Ended June 30, 2012
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$179,400	$98,281	$57,953	$104,110	$—	$439,744
Non-same store/other (2) (3)	5,279	1,127	—	50	(61)	6,395
Total rental income	184,679	99,408	57,953	104,160	(61)	446,139
Operating expenses:
Same store (1)	62,557	34,254	22,352	33,846	—	153,009
Non-same store/other (2) (3)	1,903	350	—	2	4,518	6,773
Total operating expenses	64,460	34,604	22,352	33,848	4,518	159,782
NOI:
Same store (1)	116,843	64,027	35,601	70,264	—	286,735
Non-same store/other (2) (3)	3,376	777	—	48	(4,579)	(378)
Total NOI	$120,219	$64,804	$35,601	$70,312	$(4,579)	$286,357

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to April 1, 2012, less properties subsequently sold, which represented 85,509 apartment units.

(2)	Non-same store primarily includes properties acquired after April 1, 2012, plus any properties in lease-up and not stabilized as of April 1, 2012.

(3)	Other includes development and other corporate operations.

Note: Markets/Metro Areas included in the above geographic segments are as follows:

(a)	Northeast – New England (excluding Boston), Boston, New York and Washington DC.

(b)	Northwest – Denver, San Francisco, Seattle and Tacoma.

(c)	Southeast – Atlanta, Orlando and South Florida.

(d)	Southwest – Inland Empire, Los Angeles, Orange County, Phoenix and San Diego.
The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2013 and 2012, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2013	2012	2013	2012
Rental income	$1,151,918	$874,338	$632,405	$446,139
Property and maintenance expense	(220,417)	(173,819)	(117,819)	(85,423)
Real estate taxes and insurance expense	(145,400)	(104,268)	(78,547)	(53,422)
Property management expense	(44,520)	(44,276)	(22,031)	(20,937)
Total operating expenses	(410,337)	(322,363)	(218,397)	(159,782)
Net operating income	$741,581	$551,975	$414,008	$286,357

14.	Subsequent Events/Other

Subsequent Events

Subsequent to June 30, 2013, the Company:

•	Sold six properties consisting of 2,033 apartment units and one land parcel for $247.3 million;

•	Entered into $150.0 million of forward starting swaps to hedge changes in interest rates related to future secured or unsecured debt issuances; and

•
Filed a new universal shelf registration statement to replace its existing universal shelf registration statement, which expires later this year. The Board of Trustees also approved an increase to the amount of shares which may be offered under the ATM share offering program to 13.0 million Common Shares and an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million Common Shares.

Other

During the six months ended June 30, 2013 and 2012, the Company incurred charges of $0.1 million and $5.5 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties (excluding the Archstone transaction) and $3.4 million and $3.6 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $3.5 million and $9.1 million, respectively, are included in other expenses in the accompanying consolidated statements of operations. See Note 4 for details on the property acquisition costs related to the Archstone transaction.

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
EQR is the general partner of, and as of June 30, 2013 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of June 30, 2013, the Company had approximately 3,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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
We seek to maximize the income and capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property appreciation. We are focused primarily on the six core coastal, high barrier to entry markets of Boston, New York, Washington DC, Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle. These markets generally feature one or more of the following characteristics that allow us to increase rents:

▪	High barriers to entry where, because of land scarcity or government regulation, it is difficult or costly to build new apartment properties, creating limits on new supply;

▪	High home ownership costs;

▪	Strong economic growth leading to job growth and household formation, which in turn leads to high demand for our apartments;

▪	Urban core locations with an attractive quality of life and higher wage job categories leading to high resident demand and retention; and

▪	Favorable demographics contributing to a larger pool of target residents with a high propensity to rent apartments.
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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 157,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $14.8 billion, acquired over 66,000 apartment units primarily in its core markets for approximately $19.1 billion and began approximately $3.4 billion of development projects primarily in its core markets. We are currently seeking to acquire and develop assets primarily in the following six core coastal metropolitan areas: Boston, New York, Washington DC, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 11.2% of our NOI at June 30, 2013) in the two core markets of South Florida and Denver but do not currently intend to acquire or develop new assets in these markets. Further, we are in the process of exiting Atlanta, Phoenix, Orlando and Tacoma, WA and will use sales proceeds from theses markets to complete tax deferred exchanges, reduce debt assumed in conjunction with the Archstone transaction and for other corporate purposes.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties or land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of June 30, 2013, no single market/metropolitan area accounted for more than 19.4% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
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
Current Environment

On February 27, 2013, the Company, AvalonBay Communities, Inc. (“AVB”) and certain of their respective subsidiaries completed their previously-announced acquisition (the “Archstone Acquisition”) from Archstone Enterprise LP (“Enterprise”) (which subsequently changed its name to Jupiter Enterprise LP) and its affiliates, of all of the assets and liabilities of Enterprise (including interests in various entities affiliated with Enterprise), constituting a portfolio of apartment properties and other assets (the “Archstone Portfolio”). As a result of the Archstone Acquisition, the Company owns assets representing approximately 60% of the Archstone Portfolio. The consideration paid by the Company in connection with the Archstone Acquisition consisted of cash in the amount of approximately $4.0 billion (inclusive of $2.0 billion of Archstone secured mortgage principal paid off in conjunction with the closing), 34,468,085 Common Shares (which shares had a total value of $1.9 billion based on the acquisition date closing price of EQR's Common Shares of $55.99 per share) and the assumption of $3.1 billion of mortgage debt (inclusive of a net mark-to-market premium of $127.9 million) and approximately 60% of all of the other assets and liabilities related to the Archstone Portfolio.

During the six months ended June 30, 2013, the Company acquired 73 consolidated properties consisting of 20,914 apartment units, one unconsolidated property consisting of 336 apartment units, three consolidated master-leased properties consisting of 853 apartment units, four projects in various stages of development (two consolidated and two unconsolidated) and 15 land parcels for $9.1 billion. The majority of these properties and land parcels were acquired in conjunction with the Archstone transaction and the Company has substantially completed the integration of these properties and their operations. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage, which was demonstrated in the Archstone transaction.

The Company started construction on two projects representing 332 apartment units totaling approximately $132.2 million of development costs during the six months ended June 30, 2013. The Company currently has the potential to begin construction on up to $800.0 million of new developments in 2013 in addition to the $132.2 million already started.

The Company continues to sell non-core assets and reduce its exposure to non-core markets as we believe these assets will have lower long-term returns and we can sell them for prices that we believe are favorable. The Archstone transaction provided an opportunity to accelerate this strategy and do so efficiently through the use of Section 1031 tax deferred exchanges. The Company sold 82 consolidated properties consisting of 24,197 apartment units, five land parcels and one commercial building for $3.8 billion during the six months ended June 30, 2013. These dispositions combined with reinvestment of the cash proceeds in assets with lower cap rates (see definition below) were dilutive to our per share results. The Company defines dilution from transactions as the lost NOI from sales proceeds that were not reinvested in other apartment properties or were reinvested in properties with a lower cap rate. The Company anticipates consolidated dispositions of approximately $4.1 billion during the year ending December 31, 2013, most of which occurred in the first half of 2013. The Company funded a portion of the cash purchase price of the Archstone transaction with capital raised through these significant dispositions of assets and the Company expects to use future disposition proceeds to pay down debt and for other corporate purposes. While this accelerated disposition program is dilutive to our per share results, it also significantly mitigated the execution risk on the Archstone transaction.
As a result of the Archstone transaction and the property sales to help finance the transaction, the Company’s portfolio has changed significantly from the portfolio summary included in the Company's annual report on Form 10-K. The following table sets forth certain information by market relating to the Company's properties at June 30, 2013 as compared to December 31, 2012:

	Portfolio Summary as of December 31, 2012				Portfolio Summary as of June 30, 2013
			% of	Average			% of	Average
		Apartment	Stabilized	Rental		Apartment	Stabilized	Rental
Markets/Metro Areas	Properties	Units	NOI (1)	Rate (2)	Properties	Units	NOI (1)	Rate (2)

Core:
Washington DC	43	14,425	15.9%	$1,992	56	18,275	19.4%	$2,260
New York	30	8,047	13.9%	3,433	38	10,330	16.9%	3,687
San Francisco	40	9,094	8.6%	1,902	50	12,765	11.7%	2,115
Los Angeles	48	9,815	9.9%	1,879	57	11,960	11.2%	2,053
Boston	26	5,832	8.2%	2,560	34	7,816	10.2%	2,774
South Florida	36	12,253	9.0%	1,463	33	10,833	7.0%	1,525
Seattle	38	7,563	6.4%	1,627	40	7,896	5.9%	1,705
San Diego	14	4,963	5.0%	1,851	15	4,915	4.4%	1,892
Denver	24	8,144	5.5%	1,226	19	6,935	4.2%	1,292
Orange County, CA	11	3,490	3.3%	1,660	11	3,490	2.8%	1,689
Subtotal – Core	310	83,626	85.7%	1,941	353	95,215	93.7%	2,172
Non-Core:
Inland Empire, CA	10	3,081	2.4%	1,491	10	3,081	2.1%	1,515
Orlando	21	6,413	3.5%	1,086	10	3,383	1.7%	1,132
New England (excluding Boston)	14	2,611	1.3%	1,174	11	1,965	0.8%	1,226
Phoenix	25	7,400	3.4%	946	6	2,040	0.7%	900
Atlanta	12	3,616	2.0%	1,157	4	1,343	0.6%	1,268
Tacoma, WA	3	1,467	0.6%	951	2	1,236	0.4%	1,030
Jacksonville	6	2,117	1.1%	1,005	—	—	—	—
Subtotal – Non-Core	91	26,705	14.3%	1,099	43	13,048	6.3%	1,206
Total	401	110,331	100.0%	1,737	396	108,263	100.0%	2,055

Military Housing	2	5,039	—	—	2	5,125	—	—

Grand Total	403	115,370	100.0%	$1,737	398	113,388	100.0%	$2,055

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

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In April 2013, the Company completed a $500.0 million unsecured ten year note offering with a coupon of 3.00% and an all-in effective interest rate of approximately 4.0%. In February 2013, the Company issued 34,468,085 Common Shares with a value of $1.9 billion based on the February 27, 2013 closing price of EQR Common Shares of $55.99 per share to an affiliate of Lehman Brothers Holdings Inc. as partial consideration for the acquisition of the Archstone Portfolio. In December 2012, the Company raised $1.2 billion in equity in a public offering of 21,850,000 Common Shares priced at $54.75 per share. We also raised $192.3 million under our ATM program in 2012. On January 11, 2013, the Company replaced its existing $1.75 billion credit facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company believes that the new facility contains a diversified and strong bank group which increases its balance sheet flexibility going forward. On January 11, 2013, the Company also entered into a senior unsecured $750.0 million delayed draw term loan facility which was fully drawn on February 27, 2013 in connection with the Archstone acquisition.

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

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”). Through their lender originator networks, the GSEs are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, further reductions in their size or the scale of their activities or loss of key personnel could have a significant impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. Recently, the regulator of the GSEs required the GSEs to decrease their 2013 multifamily lending activities by 10% compared to 2012 levels. We expect the majority of the reduction in GSE lending activity to occur in the second half of 2013, which may pressure loan rates further and lead to less debt capital availability. The GSEs have also increased their credit spreads, which coupled with increases in long-term treasury rates, has caused a substantial increase in borrowing costs. By selling the assets required to pay for Archstone in the first half of 2013, the Company substantially mitigated the risk that changes in GSE activity would impact its Archstone-related disposition program. Reductions in GSE activity or increases in GSE loan pricing may also provide a competitive advantage to us by making the cost of financing multifamily properties more expensive for other multifamily owners while the Company continues to have access to cheaper capital in the public and private debt and equity markets. Over time, we expect that other lenders, including the commercial mortgage-backed securities market and life insurance companies, will become larger sources of debt capital to the multifamily market because multifamily properties are attractive to lenders due to their relatively stable cash flows.

We expect continued growth in 2013 same store revenue (anticipated increase ranging from 4.4% to 4.6%) and 2013 NOI (anticipated increase ranging from 5.0% to 5.25%) and are optimistic that the strength in fundamentals realized in the past several years and so far in 2013 will be sustained for the foreseeable future. We believe the key drivers behind the anticipated increase in revenue are base rent pricing for new residents, renewal pricing for existing residents, resident turnover and physical occupancy. During the peak leasing season, we achieved base rent increases averaging 3% - 4% while renewal rates remained strong, increasing approximately 5.5%. Occupancy for the second quarter improved as a result of healthy demand across all markets and reduced resident turnover. Move outs to buy homes increased modestly in the second quarter over the prior year period with this increase concentrated in Washington D.C., Seattle and Boston.

Our largest market, Washington D.C., continues to show signs of stress as new supply and the impact of sequestration and furloughs have dampened the metro area economy. However, there continues to be healthy demand for apartments in Washington D.C. even in the face of declining government payrolls and procurement. As the supply peaks in 2014, we would expect our Washington D.C. results to be weaker than they are today. Despite slow growth in the overall economy and the issues noted in Washington D.C., our business continues to perform well because of the combined forces of demographics, household formations and the continued moderation in overall home ownership levels, all of which should ensure a continued strong demand for rental housing.

The Company anticipates that 2013 same store expenses will increase 3.0% to 3.5% primarily due to increases in real estate taxes, which are expected to increase in excess of 7.0% in 2013. This is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment values and fundamentals. The other key driver of this increase is the burn off of 421a tax abatements in New York City. Expense growth in the core property level expenses (excluding real estate taxes and utilities) continues to be modest as the Company leverages technology to lower costs, which should partially offset the increase in real estate taxes and utilities.

We believe that the Company is well-positioned as of June 30, 2013 because our properties are geographically diverse, were approximately 94.9% occupied (95.9% on a same store basis) and the long-term demographic picture is positive. Certain market areas, especially the NOMA area of Washington D.C., downtown Seattle and the San Jose sub-market area of San Francisco, will see substantial near term multifamily supply yet total new supply levels for our core markets remain within historical ranges. We believe over the longer term that our core markets will absorb future supply without material marketwide disruption because of the high occupancy levels we currently experience and increasing household formations. We have seen evidence of this in Seattle and San Jose as supply has been easily absorbed and rental rates continue to grow. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the six months ended June 30, 2013 as follows:

▪
Acquired $8.5 billion of apartment properties consisting of 73 consolidated properties and 20,914 apartment units (inclusive of eight long-term ground leases) at a weighted average cap rate (see definition below) of 4.9% and 14 consolidated land parcels for $255.9 million, all of which we deem to be in our strategic targeted markets;

▪	Acquired three consolidated master-leased properties consisting of 853 apartment units (inclusive of one long-term ground lease) for $250.8 million at a weighted average cap rate of 5.6%;

▪	Acquired two consolidated uncompleted developments for $36.6 million;

▪	Acquired one unconsolidated apartment property consisting of 336 apartment units for $5.1 million at a weighted average cap rate of 5.8% and one unconsolidated land parcel for $4.1 million;

▪	Acquired two unconsolidated uncompleted developments for $14.9 million;

▪
Sold $3.7 billion of consolidated apartment properties consisting of 82 properties and 24,197 apartment units at a weighted average cap rate of 6.0% generating an unlevered internal rate of return (IRR), inclusive of management costs, of 9.7% (excluding the sale of two Archstone assets), the majority of which were in exit or less desirable markets; and

▪	Sold five consolidated land parcels and one consolidated commercial building for $90.5 million.
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

Properties that the Company owned and were stabilized (see definition below) for all of both of the six months ended June 30, 2013 and 2012 (the “Six-Month 2013 Same Store Properties”), which represented 84,965 apartment units, and properties that the Company owned and were stabilized for all of both of the quarters ended June 30, 2013 and 2012 (the "Second Quarter 2013 Same Store Properties"), which represented 85,509 apartment units, impacted the Company's results of operations. Both the Six-Month 2013 Same Store Properties and the Second Quarter 2013 Same Store Properties are discussed in the following paragraphs.
The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the six months and quarter ended June 30, 2013:

	Six Months Ended		Quarter Ended
	June 30, 2013		June 30, 2013
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	359	98,577	325	90,350

2011 acquisitions	21	6,198	—	—
2011 acquisitions not stabilized	(1)	(95)	—	—
2012 acquisitions	—	—	3	544
2013 dispositions	(82)	(24,197)	(19)	(5,745)
2013 dispositions not yet included in same store (1)	4	1,632	1	360
Lease-up properties stabilized	6	2,829	—	—
Other	—	21	—	—

Same Store Properties at June 30, 2013	307	84,965	310	85,509

	Six Months Ended		Quarter Ended
	June 30, 2013		June 30, 2013
	Properties	Apartment Units	Properties	Apartment Units
Same Store	307	84,965	310	85,509

Non-Same Store:
2013 acquisitions	77	22,103	77	22,103
2012 acquisitions	9	1,896	6	1,352
2013 dispositions not yet included in same store (1)	(2)	(1,272)	(2)	(1,272)
Lease-up properties not yet stabilized (2)	4	562	4	562
Other	1	9	1	9
Total Non-Same Store	89	23,298	86	22,754
Military Housing (not consolidated)	2	5,125	2	5,125

Total Properties and Apartment Units	398	113,388	398	113,388

Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)
Includes two properties containing 1,272 apartment units acquired on February 27, 2013 in conjunction with the acquisition of Archstone that were subsequently sold in 2013 and two properties containing 360 apartment units in lease-up properties that were sold in 2013.

(2)	Includes properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the six months and quarters ended June 30, 2013 and 2012. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the six months ended June 30, 2013 to the six months ended June 30, 2012

For the six months ended June 30, 2013, the Company reported diluted earnings per share of $3.84 compared to $0.81 per share in the same period of 2012. The difference is due primarily to higher gains from property sales in 2013 vs. 2012 and higher total property net operating income driven by the positive impact of the Company’s same store and stabilized Archstone properties, partially offset by $72.6 million of merger-related expenses incurred in connection with the acquisition of the Archstone Portfolio, $71.4 million in prepayment penalties incurred in connection with early debt extinguishment of existing mortgage notes payable to manage the Company's post Archstone 2017 maturities profile, higher depreciation as a direct result of the Archstone transaction and the issuance of Common Shares to the public in December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the acquisition of Archstone.

For the six months ended June 30, 2013, loss from continuing operations increased approximately $191.6 million when compared to the six months ended June 30, 2012. The decrease in continuing operations is discussed below.

Revenues from the Six-Month 2013 Same Store Properties increased $42.8 million primarily as a result of an increase in average rental rates charged to residents and slightly higher occupancy. Expenses from the Six-Month 2013 Same Store Properties increased $10.3 million primarily due to increases in real estate taxes, utilities and repairs and maintenance costs, partially offset by lower property management costs. The following tables provide comparative same store results and statistics for the Six-Month 2013 Same Store Properties:

June YTD 2013 vs. June YTD 2012
Same Store Results/Statistics for 84,965 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
YTD 2013	$906,902	$317,324	$589,578	$1,869	95.3%	27.2%
YTD 2012	$864,071	$306,986	$557,085	$1,787	95.0%	27.2%
Change	$42,831	$10,338	$32,493	$82	0.3%	0.0%
Change	5.0%	3.4%	5.8%	4.6%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Six-Month 2013 Same Store Properties:

June YTD 2013 vs. June YTD 2012
Same Store Operating Expenses for 84,965 Same Store Apartment Units
$ in thousands

	Actual YTD 2013	Actual YTD 2012	$ Change	% Change	% of Actual YTD 2013 Operating Expenses
Real estate taxes	$102,540	$95,786	$6,754	7.1%	32.3%
On-site payroll (1)	68,110	67,705	405	0.6%	21.5%
Utilities (2)	48,523	46,354	2,169	4.7%	15.3%
Repairs and maintenance (3)	42,778	40,663	2,115	5.2%	13.5%
Property management costs (4)	30,835	32,403	(1,568)	(4.8%)	9.7%
Insurance	10,167	9,559	608	6.4%	3.2%
Leasing and advertising	4,997	4,697	300	6.4%	1.6%
Other on-site operating expenses (5)	9,374	9,819	(445)	(4.5%)	2.9%
Same store operating expenses	$317,324	$306,986	$10,338	3.4%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Six-Month 2013 Same Store Properties:

	Six Months Ended June 30,
	2013	2012
	(Amounts in thousands)
Operating income	$182,281	$237,412
Adjustments:
Non-same store operating results	(152,003)	5,110
Fee and asset management revenue	(4,833)	(4,276)
Fee and asset management expense	3,223	2,487
Depreciation	528,328	289,273
General and administrative	32,582	27,079
Same store NOI	$589,578	$557,085
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

2013 Same Store Assumptions
Physical occupancy	95.3%
Revenue change	4.4% to 4.6%
Expense change	3.0% to 3.5%
NOI change	5.0% to 5.25%
The Company anticipates consolidated rental acquisitions of $100.0 million (exclusive of the Archstone Acquisition) and consolidated rental dispositions of $4.1 billion and expects that acquisitions will have a 1.10% lower cap rate than dispositions for the full year ending December 31, 2013.
These 2013 assumptions are based on current expectations and are forward-looking.
Non-same store operating results increased approximately $157.1 million and consist primarily of properties acquired in calendar years 2012 and 2013, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the six months ended June 30, 2013, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2012 and 2013 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2013 than 2012. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $2.4 million;

▪	Operating properties acquired in 2013 as part of the Archstone transaction of $137.3 million;

▪	Other properties acquired in 2012 and 2013 of $18.2 million;

▪	Newly stabilized development and other miscellaneous properties of $3.7 million; and

▪	Partially offset by an allocation of property management costs not included in same store results and operating activities from other miscellaneous operations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $0.2 million or 10.0% as a result of higher expenses, partially offset by fees earned on management of the Company's unconsolidated development joint ventures and revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base.
Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $0.2 million or 0.6%. This increase is primarily attributable to an increase in payroll-related costs and an increase in computer operations due to the modernization of employee technology, partially offset by the timing of education/conference expenses.
Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $239.1 million or 82.6% primarily as a result of additional depreciation expense on properties acquired in 2012 and 2013 (including the Archstone properties), development properties placed in service and capital expenditures for all properties owned. In-place residential lease intangibles are generally amortized over a six month period and can significantly elevate depreciation expense following an acquisition, especially during 2013 as a direct result of the Archstone Acquisition.
General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $5.5 million or 20.3% primarily due to an increase in payroll-related costs, which is largely a result of higher and accelerated long-term compensation expense for retirement eligible employees. The Company anticipates that general and administrative expenses will approximate $57.0 million to $58.0 million for the year ending December 31, 2013. The above assumption is based on current expectations and is forward-looking.
Interest and other income from continuing operations increased $0.1 million or 18.0% due to various items, including higher distributions from certain investments. The Company anticipates that interest and other income will approximate $0.8 million to $1.0 million for the year ending December 31, 2013. The above assumption is based on current expectations and is forward-looking.
Other expenses from continuing operations decreased approximately $11.1 million or 75.7% primarily due to the settlement of a dispute with the owners of a land parcel during the six months ended June 30, 2012 that did not reoccur in 2013 and lower property acquisition costs as the Company focused on its pursuit of the Archstone Acquisition.
Merger expenses from continuing operations, which includes direct costs incurred from the Archstone Acquisition such as investment banking and legal/accounting costs, increased approximately $17.7 million as a result of the closing of the Archstone Acquisition during the six months ended June 30, 2013.
Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $89.5 million or 37.4% primarily as a result of $71.4 million of prepayment penalties incurred on early debt extinguishments as well as write-offs of unamortized deferred financing costs and premiums/discounts of existing mortgage notes payable to manage the Company's post Archstone 2017 maturities profile, interest expense on two loan pools assumed in conjunction with the Archstone Acquisition and $500.0 million of unsecured notes that closed in April 2013, partially offset by higher capitalized interest in 2013 and the repayment of $253.9 million of 6.625% unsecured notes in March 2012, $221.1 million of 5.500% unsecured notes in October 2012, a $543.0 million mortgage pool in March 2013 and $400.0 million of 5.200% unsecured notes in April 2013. During the six months ended June 30, 2013, the Company capitalized interest costs of approximately $20.0 million as compared to $10.1 million for the six months ended June 30, 2012. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the six months ended June 30, 2013 was 5.03% (excluding prepayment penalties) as compared to 5.29% for the six months ended June 30, 2012. The Company anticipates that interest expense from continuing operations will approximate $482.2 million to $490.7 million (excluding debt extinguishment costs) for the year ending December 31, 2013. The above assumption is based on current expectations and is forward-looking.
Income and other tax expense from continuing operations increased approximately $0.5 million primarily due to increases in taxes related to land parcel sales owned by the Company's TRS. The Company anticipates that income and other tax expense will approximate $2.9 million to $3.1 million for the year ending December 31, 2013. The above assumption is based on current expectations and is forward-looking.
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

Net gain on sales of land parcels increased approximately $14.6 million due to the gain on sale of five land parcels during the six months ended June 30, 2013 as compared to no land sales during the six months ended June 30, 2012.
Discontinued operations, net increased approximately $1.3 billion between the periods under comparison. This increase is primarily due to higher gains on sales from dispositions during the six months ended June 30, 2013 compared to the same period in 2012, partially offset by properties sold in 2013 that reflect operations for a partial period in 2013 in contrast to a full period in 2012. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended June 30, 2013 to the quarter ended June 30, 2012

For the quarter ended June 30, 2013, the Company reported diluted earnings per share of $0.90 compared to $0.33 per share in the same period of 2012. The difference is due primarily to higher gains from property sales in the second quarter of 2013 vs. the second quarter of 2012 and higher total property net operating income driven by the positive impact of the Company’s same store and stabilized Archstone properties, partially offset by $7.5 million of merger-related expenses incurred in connection with the Archstone Acquisition, interest expense on two loan pools assumed in conjunction with the Archstone Acquisition and $500.0 million of unsecured notes that closed in April 2013, higher depreciation as a direct result of the Archstone Acquisition and the issuance of Common Shares to the public in December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the Archstone Acquisition.

For the quarter ended June 30, 2013, loss from continuing operations increased approximately $51.9 million when compared to the quarter ended June 30, 2012. The decrease in continuing operations is discussed below.

Revenues from the Second Quarter 2013 Same Store Properties increased $21.5 million primarily as a result of an increase in average rental rates charged to residents, slightly higher occupancy and a decrease in turnover. Expenses from the Second Quarter 2013 Same Store Properties increased $5.5 million primarily due to increases in real estate taxes and utilities. The following tables provide comparative same store results and statistics for the Second Quarter 2013 Same Store Properties:

Second Quarter 2013 vs. Second Quarter 2012
Same Store Results/Statistics for 85,509 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q2 2013	$461,195	$158,469	$302,726	$1,884	95.5%	14.9%
Q2 2012	$439,744	$153,009	$286,735	$1,803	95.2%	15.1%
Change	$21,451	$5,460	$15,991	$81	0.3%	(0.2%)
Change	4.9%	3.6%	5.6%	4.5%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Second Quarter 2013 Same Store Properties:

Second Quarter 2013 vs. Second Quarter 2012
Same Store Operating Expenses for 85,509 Same Store Apartment Units
$ in thousands

	Actual Q2 2013	Actual Q2 2012	$ Change	% Change	% of Actual Q2 2013 Operating Expenses
Real estate taxes	$51,875	$48,219	$3,656	7.6%	32.7%
On-site payroll (1)	34,134	33,537	597	1.8%	21.5%
Utilities (2)	23,199	22,182	1,017	4.6%	14.6%
Repairs and maintenance (3)	22,002	21,173	829	3.9%	13.9%
Property management costs (4)	15,681	16,490	(809)	(4.9%)	9.9%
Insurance	4,820	4,811	9	0.2%	3.1%
Leasing and advertising	2,614	2,426	188	7.7%	1.7%
Other on-site operating expenses (5)	4,144	4,171	(27)	(0.6%)	2.6%
Same store operating expenses	$158,469	$153,009	$5,460	3.6%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

The following table presents a reconciliation of operating income per the consolidated statements of operations to NOI for the Second Quarter 2013 Same Store Properties:

	Quarter Ended June 30,
	2013	2012
	(Amounts in thousands)
Operating income	$71,033	$128,560
Adjustments:
Non-same store operating results	(111,282)	378
Fee and asset management revenue	(2,673)	(2,212)
Fee and asset management expense	1,577	1,180
Depreciation	327,985	145,438
General and administrative	16,086	13,391
Same store NOI	$302,726	$286,735

Non-same store operating results increased approximately $111.7 million and consist primarily of properties acquired in calendar years 2012 and 2013, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the quarter ended June 30, 2013, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2012 and 2013 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2013 than 2012. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $1.6 million;

▪	Operating properties acquired in 2013 as part of the Archstone transaction of $103.1 million;

▪	Other properties acquired in 2012 and 2013 of $7.3 million;

▪	Newly stabilized development and other miscellaneous properties of $1.5 million; and

▪	Partially offset by an allocation of property management costs not included in same store results and operating activities from other miscellaneous operations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.1 million or 6.2% primarily due to fees earned on management of the Company’s unconsolidated development joint ventures and revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base, partially offset by higher expenses.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $1.1 million or 5.2%. This increase is primarily attributable to an increase in payroll-related costs, partially offset by the timing of education/conference expenses.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $182.5 million primarily as a result of additional depreciation expense on properties acquired in 2012 and 2013 (including the Archstone properties), development properties placed in service and capital expenditures for all properties owned. In-place residential lease intangibles are generally amortized over a six month period and can significantly elevate depreciation expense following an acquisition, especially during 2013 as a direct result of the Archstone Acquisition.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $2.7 million or 20.1% primarily due to an increase in payroll-related costs, which is largely a result of higher and accelerated long-term compensation expense for retirement eligible employees.

Interest and other income from continuing operations was consistent between the periods under comparison.

Other expenses from continuing operations decreased approximately $7.8 million or 88.9% primarily due to a decrease in the expensing of overhead (pursuit cost write-offs) and lower property acquisition costs as the Company focused on its pursuit of the Archstone Acquisition.

Merger expenses from continuing operations, which includes direct costs incurred from the Archstone acquisition such as investment banking and legal/accounting costs, decreased approximately $0.2 million or 31.8% as a result of the completion and closing of the Archstone acquisition prior to the current period.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $8.7 million or 7.3% primarily as a result of interest expense on two loan pools assumed in conjunction with the Archstone Acquisition and $500.0 million of unsecured notes that closed in April 2013, partially offset by higher capitalized interest in 2013 and the repayment of $221.1 million of 5.500% unsecured notes in October 2012, a $543.0 million mortgage pool in March 2013 and $400.0 million of 5.200% unsecured notes in April 2013. During the quarter ended June 30, 2013, the Company capitalized interest costs of approximately $11.6 million as compared to $5.1 million for the quarter ended June 30, 2012. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended June 30, 2013 was 4.65% as compared to 5.33% for the quarter ended June 30, 2012.

Income and other tax expense from continuing operations increased approximately $0.2 million primarily due to increases in all other taxes.
Loss from investments in unconsolidated entities due to operations increased as a result of the unconsolidated joint ventures acquired as part of the Archstone transaction.
Loss from investments in unconsolidated entities due to merger expenses, which includes indirect costs incurred from the Archstone Acquisition through the Company's joint ventures with AVB such as severance and retention bonuses, increased primarily as a result of severance obligations and retention bonuses in connection with the Archstone Acquisition through our 60% interest in an unconsolidated joint venture.

Net gain on sales of land parcels increased approximately $14.6 million due to the gain on sale of five land parcels during the quarter ended June 30, 2013 as compared to no land sales during the quarter ended June 30, 2012.

Discontinued operations, net increased approximately $280.3 million between the periods under comparison. This increase is primarily due to higher gains on sales from dispositions during the quarter ended June 30, 2013 compared to the same period in 2012, partially offset by properties sold in 2013 that reflect operations for a partial period in 2013 in contrast to a full period in 2012. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2013, the Company had approximately $612.6 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $152.2 million and it had $1.72 billion available under its revolving credit facility (net of $30.2 million which was restricted/dedicated to support letters of credit). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at June 30, 2013 was approximately $152.6 million, its restricted 1031 exchange proceeds totaled $82.0 million and the amount available on its revolving credit facility was $2.47 billion (net of $33.3 million which was restricted/dedicated to support letters of credit).
During the six months ended June 30, 2013, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of 82 consolidated properties, one commercial building and five land parcels, receiving net proceeds of approximately $3.8 billion;

▪	Obtained $750.0 million of proceeds from its senior unsecured delayed draw term loan facility that was drawn upon in connection with the Archstone Acquisition;

▪
Issued $500.0 million of ten-year 3.00% fixed rate public notes, receiving net proceeds of $495.6 million before underwriting fees and other expenses, at an all-in effective interest rate of 3.998%; and

▪
Issued approximately 0.5 million Common Shares and received net proceeds of $16.2 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the six months ended June 30, 2013, the above proceeds were primarily utilized to:

▪	Acquire the Archstone Portfolio for approximately $4.0 billion in cash (see Note 4 for details of the transaction);

▪	Acquire one additional rental property and one additional land parcel for approximately $108.3 million;

▪	Invest $154.6 million primarily in development projects; and

▪	Repay $704.2 million of mortgage loans and $400.0 million of unsecured notes.

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
On November 28, 2012, as a partial source of funding for the Archstone Acquisition, EQR priced the issuance of 21,850,000 Common Shares at a price of $54.75 per share for total consideration of approximately $1.2 billion, after deducting underwriting commissions of $35.9 million. Concurrent with this transaction, ERPOP issued 21,850,000 OP Units to EQR.
In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years (later increased by 5.7 million Common Shares and extended to February 2014) into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. EQR has not issued any shares under this program since September 14, 2012.  Through August 2, 2013, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million. On July 30, 2013, the Company filed a new universal shelf registration statement to ultimately replace its existing universal shelf registration statement, which expires later this year. The Board of Trustees also approved an increase to the amount of shares which be may offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. See Note 14 for further discussion.

EQR has a share repurchase program authorized by the Board of Trustees under which it had authorization to repurchase up to $464.6 million of its shares as of June 30, 2013. No shares were repurchased during the six months ended June 30, 2013 or at any time for open market repurchases since 2008. The Board of Trustees also approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million shares. See Note 14 for further discussion.
Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.
The Company’s total debt summary and debt maturity schedules as of June 30, 2013 are as follows:

Debt Summary as of June 30, 2013
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$6,247,612	53.3%	4.37%	7.0
Unsecured	5,475,954	46.7%	4.94%	5.0
Total	$11,723,566	100.0%	4.65%	6.1
Fixed Rate Debt:
Secured – Conventional	$5,565,166	47.5%	4.79%	5.5
Unsecured – Public/Private	4,725,954	40.3%	5.64%	5.6
Fixed Rate Debt	10,291,120	87.8%	5.19%	5.5
Floating Rate Debt:
Secured – Conventional	57,261	0.5%	2.34%	1.3
Secured – Tax Exempt	625,185	5.3%	0.60%	19.6
Unsecured – Public/Private	750,000	6.4%	1.81%	1.5
Unsecured – Revolving Credit Facility	—	—	1.27%	4.8
Floating Rate Debt	1,432,446	12.2%	1.30%	9.6
Total	$11,723,566	100.0%	4.65%	6.1

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the six months ended June 30, 2013.
Note: The Company capitalized interest of approximately $20.0 million and $10.1 million during the six months ended June 30, 2013 and 2012, respectively. The Company capitalized interest of approximately $11.6 million and $5.1 million during the quarters ended June 30, 2013 and 2012, respectively.

Debt Maturity Schedule as of June 30, 2013
(Amounts in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2013	$5,614		$259		$5,873	0.1%	5.47%	5.38%
2014	1,517,354		49,017		1,566,371	13.4%	5.67%	5.57%
2015	419,785		750,000	(2)	1,169,785	10.0%	6.29%	3.14%
2016	1,192,559		—		1,192,559	10.2%	5.34%	5.34%
2017	2,171,013	(3)	456		2,171,469	18.5%	6.20%	6.20%
2018	83,599		724		84,323	0.7%	5.63%	5.63%
2019	805,844		20,766		826,610	7.1%	5.48%	5.35%
2020	1,677,783		809		1,678,592	14.3%	5.49%	5.49%
2021	1,194,390		856		1,195,246	10.2%	4.64%	4.64%
2022	228,045		905		228,950	1.9%	3.17%	3.18%
2023+	806,868		675,944		1,482,812	12.6%	4.23%	2.51%
Premium/(Discount)	188,266		(67,290)		120,976	1.0%	N/A	N/A
Total	$10,291,120		$1,432,446		$11,723,566	100.0%	5.43%	4.86%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of June 30, 2013.

(2)	Includes the Company's senior unsecured $750.0 million delayed draw term loan facility that matures on January 11, 2015 and is subject to a one-year extension option exercisable by the Company.

(3)
Includes $1.27 billion in Archstone mortgage notes payable of which all or a portion of can be modified and extended to mature in 2023 under certain circumstances. The Company and the lender are in the process of modifying and extending this debt.

The following table provides a summary of the Company’s unsecured debt as of June 30, 2013:

Unsecured Debt Summary as of June 30, 2013
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	5.250%	09/15/14		$500,000	$(74)	$499,926
	6.584%	04/13/15		300,000	(193)	299,807
	5.125%	03/15/16		500,000	(144)	499,856
	5.375%	08/01/16		400,000	(572)	399,428
	5.750%	06/15/17		650,000	(2,034)	647,966
	7.125%	10/15/17		150,000	(278)	149,722
	4.750%	07/15/20		600,000	(3,205)	596,795
	4.625%	12/15/21		1,000,000	(3,207)	996,793
	3.000%	04/15/23		500,000	(4,339)	495,661
	7.570%	08/15/26		140,000	—	140,000
				4,740,000	(14,046)	4,725,954
Floating Rate Notes:
Delayed Draw Term Loan Facility	LIBOR+1.20%	01/11/15	(1)(2)	750,000	—	750,000
				750,000	—	750,000
Revolving Credit Facility:	LIBOR+1.05%	04/01/18	(1)(3)	—	—	—
Total Unsecured Debt				$5,490,000	$(14,046)	$5,475,954

(1)	Facilities are private. All other unsecured debt is public.

(2)
On January 11, 2013, the Company entered into a senior unsecured $750.0 million delayed draw term loan facility which was fully drawn on February 27, 2013 in connection with the Archstone Acquisition. The maturity date of January 11, 2015 is subject to a one-year extension option exercisable by the Company. The interest rate on advances under the term loan facility will generally be LIBOR plus a spread (currently 1.20%), which is dependent on the credit rating of the Company's long-term debt.

(3)
On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.05%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of June 30, 2013, there was approximately $2.47 billion available on the Company's unsecured revolving credit facility.

An unlimited amount of equity and debt securities remains available for issuance by EQR and ERPOP under a universal shelf registration statement that automatically became effective upon filing with the SEC on July 30, 2013 and expires on July 30, 2016. The Board of Trustees also approved an increase to the amount of shares which be may offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2013 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of June 30, 2013
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$6,247,612	53.3%
Unsecured Debt			5,475,954	46.7%
Total Debt			11,723,566	100.0%	35.0%
Common Shares (includes Restricted Shares)	360,312,049	96.2%
Units (includes OP Units and LTIP Units)	14,214,427	3.8%
Total Shares and Units	374,526,476	100.0%
Common Share Price at June 30, 2013	$58.06
			21,745,007	99.8%
Perpetual Preferred Equity (see below)			50,000	0.2%
Total Equity			21,795,007	100.0%	65.0%
Total Market Capitalization			$33,518,573		100.0%

Equity Residential
Perpetual Preferred Equity as of June 30, 2013
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preferred Equity		1,000,000	$50,000		$4,145

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2013 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of June 30, 2013
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$6,247,612	53.3%
Unsecured Debt		5,475,954	46.7%
Total Debt		11,723,566	100.0%	35.0%
Total outstanding Units	374,526,476
Common Share Price at June 30, 2013	$58.06
		21,745,007	99.8%
Perpetual Preference Units (see below)		50,000	0.2%
Total Equity		21,795,007	100.0%	65.0%
Total Market Capitalization		$33,518,573		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of June 30, 2013
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preference Units		1,000,000	$50,000		$4,145
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
The Company has a flexible dividend policy which it believes will generate payouts closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. The Company intends to pay an annual cash dividend equal to approximately 65% of Normalized FFO for the year. Subject to Board of Trustees approval, the Company anticipates the expected dividend payout will range from $1.82 to $1.85 per share/Unit ($0.40 per share/Unit for each of the first three quarters with the balance for the fourth quarter) for the year ending December 31, 2013 to bring the total payment for the year to approximately 65% of Normalized FFO for the year. The above assumption is based on current expectations and is forward-looking. While our dividend policy makes it less likely we will over distribute, it will also lead to a dividend reduction more quickly than a fixed dividend policy should operating results deteriorate. However, whether due to changes in the dividend policy or otherwise, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company’s financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company believes that its expected combined 2012 and 2013 operating cash flow will be sufficient to cover capital expenditures and distributions.
The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $27.0 billion in investment in real estate on the Company’s balance sheet at June 30, 2013, $16.8 billion or 62.2% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.
ERPOP’s credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt are BBB+, Baa1 and BBB+, respectively. EQR’s equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity are BBB+, Baa2 and BBB-, respectively.
The Archstone transaction, related financing activities and property sales have altered our unsecured public debt covenants. See the following table for a comparison of these covenants at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Total Debt to Adjusted Total Assets (not to exceed 60%)	42.9%	38.6%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	22.9%	17.6%
Consolidated Income Available for Debt Service to
Maximum Annual Service Charges
(must be at least 1.5 to 1)	2.68	3.00
Total Unsecured Assets to Unsecured Debt
(must be at least 150%)	315.4%	346.3%
On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 1.05%) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. As of August 2, 2013, there was available borrowings of $2.47 billion (net of $33.3 million which was restricted/dedicated to support letters of credit) on the revolving credit facility. This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.
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

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to June 30, 2013.

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
For the six months ended June 30, 2013, our actual improvements to real estate totaled approximately $57.3 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Six Months Ended June 30, 2013

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (3)	84,965	$23,154	$273	$22,522	$265	$45,676	$538
Non-Same Store Properties (4)	22,962	4,000	244	3,845	234	7,845	478
Other (5)	—	1,989		1,743		3,732
Total	107,927	$29,143		$28,110		$57,253

(1)
Total Apartment Units – Excludes 336 unconsolidated apartment units and 5,125 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $9.5 million spent during the six months ended June 30, 2013 on apartment unit renovations/rehabs (primarily kitchens and baths) on 1,256 apartment units (equating to about $7,600 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2012, less properties subsequently sold.

(4)
Non-Same Store Properties – Primarily includes all properties acquired during 2012 and 2013, plus any properties in lease-up and not stabilized as of January 1, 2012. Per apartment unit amounts are based on a weighted average of 16,416 apartment units. Includes approximately four months of activity for the Archstone properties.

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
During the six months ended June 30, 2013, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $2.8 million. The Company expects to fund approximately $1.4 million in total additions to non-real estate property for the remainder of 2013. The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2013.

Other

Total distributions paid in July 2013 amounted to $150.8 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the second quarter ended June 30, 2013.

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

San Norterra – This venture is currently developing certain land parcels into a 388 unit apartment building located in Phoenix, Arizona. The Company has an 85% equity interest with an initial basis of $16.9 million. Total project costs are approximately $56.3 million and construction is being partially funded with a construction loan that is guaranteed by the partner and non-recourse to the Company. The loan has a maximum debt commitment of $34.8 million and a current unconsolidated outstanding balance of $28.4 million; the loan bears interest at LIBOR plus 2.00% and matures January 6, 2015. The partner is the managing member and is developing the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

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

Mission Gorge – This venture was formed to ultimately develop a land parcel into a 444 unit apartment building located in San Diego, California. The Company currently has a 23.08% equity interest with an initial basis of $4.1 million. While the Company is the managing member of the joint venture and will be responsible for constructing the project, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing project. As a result, this entity is unconsolidated and recorded using the equity method of accounting.

Parkside at Emeryville – This venture is currently developing certain land parcels into a 180 unit apartment building located in Emeryville, California. The Company has a 5% equity interest with an initial obligation of approximately $2.1 million. Total project costs are expected to be approximately $75.0 million and construction is being partially funded with a construction loan. The loan has a maximum debt commitment of $39.5 million and a current unconsolidated outstanding balance of $2.7 million; the loan bears interest at LIBOR plus 2.25% and matures August 14, 2015. The Company has given a repayment guaranty on the construction loan of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees. The partner is the managing member and is developing the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

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

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the six months ended June 30, 2013, the Company purchased with AVB $65.0 million (of which the Company's 60% share was $39.0 million) of the preferred interests assumed by Legacy JV. At June 30, 2013, the remaining preferred interests have an aggregate liquidation value of $88.3 million. Obligations of the venture are borne 60% by the Company and 40% by AVB. The venture is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the venture is unconsolidated and recorded using the equity method of accounting.

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These land parcels are now unconsolidated. Total project costs are approximately $232.8 million and construction is being predominantly funded with two separate long-term, non-recourse secured loans from the partner. Nexus Sawgrass has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $42.6 million; the loan bears interest at 5.60% and matures January 1, 2021. Domain has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $72.1 million; the loan bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, is responsible for constructing both of the projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The Company currently has no further funding obligations related to these projects. The Company's strategy with respect to these ventures was to reduce its financial risk related to the development of the properties. However, management does not believe that these investments have a materially different impact upon the Company's liquidity, cash flows, capital resources, credit or market risk than its other consolidated development activities.

As of June 30, 2013, the Company has 11 consolidated projects (including 400 Park Avenue South in New York City which the Company is jointly developing with Toll Brothers and Park Aire in which the Company acquired a 95% interest in connection with the Archstone transaction – see Note 12 in the Notes to Consolidated Financial Statements for further discussion) totaling 2,488 apartment units and four unconsolidated projects totaling 1,513 apartment units in various stages of development with estimated completion dates ranging through June 30, 2015, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 12 of the Company’s Consolidated Financial Statements.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.
As a result of the Archstone transaction, the Company’s contractual obligations for the next five years and thereafter have changed materially from the amounts and disclosures included in the Company's annual report on Form 10-K and are summarized below as of June 30, 2013:

Payments Due by Year (in thousands)
	Remaining
Contractual Obligations	2013	2014	2015	2016	2017	2018	Thereafter	Total
Debt:
Principal (a)	$5,873	$1,566,371	$1,169,785	$1,192,559	$2,171,469	$84,323	$5,533,186	$11,723,566
Interest (b)	275,619	529,572	443,794	394,238	335,205	255,455	602,342	2,836,225
Operating Leases:
Minimum Rent Payments (c)	6,878	14,088	14,666	14,734	14,507	7,172	854,608	926,653
Other Long-Term Liabilities:
Deferred Compensation (d)	475	1,378	1,705	1,705	1,705	1,705	5,553	14,226
Total	$288,845	$2,111,409	$1,629,950	$1,603,236	$2,522,886	$348,655	$6,995,689	$15,500,670

(a)	Amounts include aggregate principal payments only.

(b)
Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at June 30, 2013 and inclusive of capitalized interest. For floating rate debt, the current rate in effect for the most recent payment through June 30, 2013 is assumed to be in effect through the respective maturity date of each instrument.

(c)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for 14 properties/parcels.

(d)	Estimated payments to the Company's Chairman, Vice Chairman and one former CEO based on actual and planned retirement dates.

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

During the six months ended June 30, 2013 and 2012, the Company capitalized $8.4 million and $7.3 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

For the six months ended June 30, 2013, Funds From Operations ("FFO") available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units decreased $39.1 million, or 10.0%, and increased $86.6 million, or 21.3%, respectively, as compared to the six months ended June 30, 2012.

For the quarter ended June 30, 2013, FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $70.1 million, or 34.3%, and $52.3 million, or 24.3%, respectively, as compared to the quarter ended June 30, 2012.

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2013 and 2012:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2013	2012	2013	2012
Net income	$1,397,766	$260,482	$336,732	$108,315
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	790	(769)	815	(319)
Preferred/preference distributions	(2,072)	(6,933)	(1,036)	(3,467)
Net income available to Common Shares and Units / Units	1,396,484	252,780	336,511	104,529

Adjustments:
Depreciation	528,328	289,273	327,985	145,438
Depreciation – Non-real estate additions	(2,473)	(2,781)	(1,257)	(1,427)
Depreciation – Partially Owned and Unconsolidated Properties	(2,508)	(1,597)	(1,493)	(797)
Discontinued operations:
Depreciation	22,160	58,833	2,465	27,560
Net (gain) on sales of discontinued operations	(1,588,874)	(204,053)	(389,952)	(71,097)
Net incremental gain on sales of condominium units	7	49	7	—
Gain on sale of Equity Corporate Housing (ECH)	601	350	351	350
FFO available to Common Shares and Units / Units (1) (3) (4)	353,725	392,854	274,617	204,556

Adjustments:
Asset impairment and valuation allowances	—	—	—	—
Property acquisition costs and write-off of pursuit costs	76,116	10,894	8,448	8,268
Debt extinguishment (gains) losses, including prepayment penalties preferred share/preference unit redemptions and non-cash convertible
debt discounts	78,820	1,377	(823)	1,418
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(15,224)	(491)	(14,974)	(487)
Other miscellaneous non-comparable items	—	2,223	—	1,249
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$493,437	$406,857	$267,268	$215,004

FFO (1) (3)	$355,797	$399,787	$275,653	$208,023
Preferred/preference distributions	(2,072)	(6,933)	(1,036)	(3,467)
FFO available to Common Shares and Units / Units (1) (3) (4)	$353,725	$392,854	$274,617	$204,556

Normalized FFO (2) (3)	$495,509	$413,790	$268,304	$218,471
Preferred/preference distributions	(2,072)	(6,933)	(1,036)	(3,467)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$493,437	$406,857	$267,268	$215,004

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
The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s mortgage notes payable and unsecured notes were approximately $6.4 billion and $5.8 billion, respectively, at June 30, 2013.
At June 30, 2013, the Company had total outstanding floating rate debt of approximately $1.4 billion, or 12.2% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 13 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $1.9 million. If market rates of interest on all of the floating rate debt permanently decreased by 13 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $1.9 million.

At June 30, 2013, the Company had total outstanding fixed rate debt of approximately $10.3 billion, or 87.8% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 52 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $9.4 billion. If market rates of interest permanently decreased by 52 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $11.4 billion.
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

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of June 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of June 30, 2013, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the second quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

(a) Unregistered Common Shares Issued in the Quarter Ended June 30, 2013 - Equity Residential

During the quarter ended June 30, 2013, EQR issued 36,262 Common Shares in exchange for 36,262 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits – See the Exhibit Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	August 8, 2013	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2013	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	August 8, 2013	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2013	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location

10.1	Second Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.

10.2	Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and BNY Mellon Capital Markets, LLC.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.

10.3	Second Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and J.P. Morgan Securities LLC.	Included as Exhibit 1.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.

10.4	Second Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and Morgan Stanley & Co. LLC.	Included as Exhibit 1.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.

10.5	Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and Scotia Capital (USA) Inc.	Included as Exhibit 1.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.

31.1	Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

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

101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.