Form 10-Q
period 2013-09-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2013-11-07
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2013

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
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 31, 2013 was 360,410,752.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2013 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of September 30, 2013 owned an approximate 96.2% ownership interest in, ERPOP. The remaining 3.8% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Investment in real estate
Land	$6,201,333	$4,554,912
Depreciable property	19,254,957	15,711,944
Projects under development	779,053	387,750
Land held for development	505,494	353,823
Investment in real estate	26,740,837	21,008,429
Accumulated depreciation	(4,654,594)	(4,912,221)
Investment in real estate, net	22,086,243	16,096,208
Cash and cash equivalents	972,761	612,590
Investments in unconsolidated entities	165,898	17,877
Deposits – restricted	98,874	250,442
Escrow deposits – mortgage	40,901	9,129
Deferred financing costs, net	66,775	44,382
Other assets	379,979	170,372
Total assets	$23,811,431	$17,201,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$6,230,675	$3,898,369
Notes, net	5,476,522	4,630,875
Lines of credit	—	—
Accounts payable and accrued expenses	166,939	38,372
Accrued interest payable	85,353	76,223
Other liabilities	331,797	304,518
Security deposits	71,462	66,988
Distributions payable	149,836	260,176
Total liabilities	12,512,584	9,275,521

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	376,057	398,372
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2013 and December 31, 2012	50,000	50,000
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 360,395,959 shares issued and outstanding as of September 30, 2013 and 325,054,654 shares issued and outstanding as of December 31, 2012	3,604	3,251
Paid in capital	8,542,822	6,542,355
Retained earnings	2,171,603	887,355
Accumulated other comprehensive (loss)	(169,392)	(193,148)
Total shareholders’ equity	10,598,637	7,289,813
Noncontrolling Interests:
Operating Partnership	213,518	159,606
Partially Owned Properties	110,635	77,688
Total Noncontrolling Interests	324,153	237,294
Total equity	10,922,790	7,527,107
Total liabilities and equity	$23,811,431	$17,201,000

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per share data)(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2013	2012	2013	2012
REVENUES
Rental income	$1,749,374	$1,295,431	$626,880	$448,647
Fee and asset management	7,399	7,328	2,566	3,052
Total revenues	1,756,773	1,302,759	629,446	451,699

EXPENSES
Property and maintenance	333,202	254,009	119,632	86,682
Real estate taxes and insurance	218,777	154,633	76,255	53,064
Property management	63,395	62,769	18,875	18,493
Fee and asset management	4,739	3,595	1,516	1,108
Depreciation	798,121	422,148	277,336	139,337
General and administrative	47,018	37,162	14,438	10,083
Total expenses	1,465,252	934,316	508,052	308,767

Operating income	291,521	368,443	121,394	142,932

Interest and other income	1,320	70,514	816	70,087
Other expenses	(7,530)	(18,587)	(3,986)	(3,984)
Merger expenses	(19,741)	(1,921)	(182)	(87)
Interest:
Expense incurred, net	(437,452)	(345,476)	(120,035)	(113,222)
Amortization of deferred financing costs	(15,636)	(10,265)	(4,335)	(3,320)
(Loss) income before income and other taxes, (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and land parcels and discontinued operations	(187,518)	62,708	(6,328)	92,406
Income and other tax (expense) benefit	(1,326)	(602)	(493)	(222)
(Loss) from investments in unconsolidated entities due to operations	(2,984)	(3)	(1,454)	(3)
(Loss) from investments in unconsolidated entities due to merger expenses	(54,781)	—	(1,771)	—
Net gain on sales of unconsolidated entities	16	—	16	—
Net gain (loss) on sales of land parcels	12,179	—	(2,437)	—
(Loss) income from continuing operations	(234,414)	62,103	(12,467)	92,181
Discontinued operations, net	2,023,897	434,702	404,184	144,142
Net income	1,789,483	496,805	391,717	236,323
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(70,947)	(21,646)	(14,836)	(10,496)
Partially Owned Properties	1,101	(457)	311	312
Net income attributable to controlling interests	1,719,637	474,702	377,192	226,139
Preferred distributions	(3,109)	(9,319)	(1,037)	(2,386)
Premium on redemption of Preferred Shares	—	(5,150)	—	(5,150)
Net income available to Common Shares	$1,716,528	$460,233	$376,155	$218,603

Earnings per share – basic:
(Loss) income from continuing operations available to Common Shares	$(0.64)	$0.15	$(0.04)	$0.27
Net income available to Common Shares	$4.87	$1.53	$1.05	$0.73
Weighted average Common Shares outstanding	352,414	300,116	359,811	301,336

Earnings per share – diluted:
(Loss) income from continuing operations available to Common Shares	$(0.64)	$0.15	$(0.04)	$0.27
Net income available to Common Shares	$4.87	$1.52	$1.05	$0.72
Weighted average Common Shares outstanding	352,414	317,265	359,811	318,773

Distributions declared per Common Share outstanding	$1.20	$1.0125	$0.40	$0.3375

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2013	2012	2013	2012
Comprehensive income:
Net income	$1,789,483	$496,805	$391,717	$236,323
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	8,737	(12,337)	(3,600)	(3,695)
Losses reclassified into earnings from other comprehensive income	16,084	10,907	3,986	3,704
Other comprehensive income (loss) – other instruments:
Unrealized holding gains (losses) arising during the period	554	394	(374)	312
(Gains) realized during the period	(830)	—	(830)	—
Other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(789)	—	(1,730)	—
Other comprehensive income (loss)	23,756	(1,036)	(2,548)	321
Comprehensive income	1,813,239	495,769	389,169	236,644
Comprehensive (income) attributable to Noncontrolling Interests	(69,846)	(22,103)	(14,525)	(10,184)
Comprehensive income attributable to controlling interests	$1,743,393	$473,666	$374,644	$226,460

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,789,483	$496,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	830,097	516,940
Amortization of deferred financing costs	15,864	10,384
Amortization of above/below market leases	2,214	—
Amortization of discounts and premiums on debt	(37,612)	(5,795)
Amortization of deferred settlements on derivative instruments	15,683	10,506
Write-off of pursuit costs	3,969	6,141
Loss from investments in unconsolidated entities	57,765	3
Distributions from unconsolidated entities – return on capital	1,519	454
Net (gain) on sales of investment securities	(830)	—
Net (gain) on sales of unconsolidated entities	(16)	—
Net (gain) on sales of land parcels	(12,179)	—
Net (gain) on sales of discontinued operations	(1,990,577)	(307,447)
Unrealized loss (gain) on derivative instruments	32	(1)
Compensation paid with Company Common Shares	29,019	20,836
Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	4,152	(2,250)
Decrease (increase) in mortgage deposits	271	(862)
Decrease (increase) in other assets	7,315	(14,039)
Increase in accounts payable and accrued expenses	65,001	67,479
(Decrease) in accrued interest payable	(2,175)	(9,252)
(Decrease) increase in other liabilities	(5,427)	68,492
(Decrease) increase in security deposits	(6,475)	3,472
Net cash provided by operating activities	767,093	861,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	(4,000,875)	—
Investment in real estate – acquisitions	(108,308)	(764,859)
Investment in real estate – development/other	(256,965)	(116,715)
Improvements to real estate	(96,866)	(114,535)
Additions to non-real estate property	(3,359)	(6,716)
Interest capitalized for real estate and unconsolidated entities under development	(32,946)	(15,776)
Proceeds from disposition of real estate, net	4,434,708	610,127
Investments in unconsolidated entities	(59,363)	(5,423)
Distributions from unconsolidated entities – return of capital	25,471	—
Proceeds from sale of investment securities	828	—
Decrease in deposits on real estate acquisitions and investments, net	147,890	31,677
Decrease in mortgage deposits	7,623	1,682
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(87)
Net cash provided by (used for) investing activities	57,838	(380,625)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(18,254)	$(4,599)
Mortgage deposits	(3,769)	(590)
Mortgage notes payable:
Proceeds	5,951	—
Restricted cash	—	2,370
Lump sum payoffs	(701,762)	(279,943)
Scheduled principal repayments	(9,527)	(11,022)
Notes, net:
Proceeds	1,245,550	—
Lump sum payoffs	(400,000)	(253,858)
Lines of credit:
Proceeds	8,413,000	392,000
Repayments	(8,413,000)	(385,000)
(Payments on) settlement of derivative instruments	(44,013)	—
Proceeds from sale of Common Shares	—	220,753
Proceeds from Employee Share Purchase Plan (ESPP)	2,973	4,944
Proceeds from exercise of options	16,044	46,781
Redemption of Preferred Shares	—	(150,000)
Premium on redemption of Preferred Shares	—	(21)
Payment of offering costs	(954)	(2,860)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	11,520	5,992
Contributions – Noncontrolling Interests – Operating Partnership	5	5
Distributions:
Common Shares	(537,464)	(371,319)
Preferred Shares	(3,109)	(11,344)
Noncontrolling Interests – Operating Partnership	(22,216)	(17,053)
Noncontrolling Interests – Partially Owned Properties	(5,702)	(4,742)
Net cash (used for) financing activities	(464,760)	(819,539)
Net increase (decrease) in cash and cash equivalents	360,171	(338,298)
Cash and cash equivalents, beginning of period	612,590	383,921
Cash and cash equivalents, end of period	$972,761	$45,623

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$451,495	$353,329
Net cash paid for income and other taxes	$1,064	$573
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$137,644
Valuation of OP Units issued	$—	$66,606
Amortization of deferred financing costs:
Investment in real estate, net	$(152)	$—
Deferred financing costs, net	$16,016	$10,384
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(39,232)	$(7,462)
Notes, net	$1,620	$1,667
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(401)	$(401)
Accumulated other comprehensive income	$16,084	$10,907
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$51,923	$3
Other liabilities	$5,842	$—
Unrealized loss (gain) on derivative instruments:
Other assets	$(10,609)	$5,934
Mortgage notes payable	$—	$(2,589)
Notes, net	$(1,523)	$(3,345)
Other liabilities	$3,427	$12,336
Accumulated other comprehensive income	$8,737	$(12,337)
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$(8,710,242)	$—
Investments in unconsolidated entities	$(217,092)	$—
Deposits – restricted	$(474)	$—
Escrow deposits – mortgage	$(35,897)	$—
Deferred financing costs, net	$(25,780)	$—
Other assets	$(203,295)	$—
Mortgage notes payable	$3,076,876	$—
Accounts payable and accrued expenses	$17,576	$—
Accrued interest payable	$11,305	$—
Other liabilities	$117,068	$—
Security deposits	$10,949	$—
Issuance of Common Shares	$1,929,868	$—
Noncontrolling Interests – Partially Owned Properties	$28,263	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(31,648)	$(15,163)
Investments in unconsolidated entities	$(1,298)	$(613)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(9,317)	$(5,423)
Other liabilities	$(50,046)	$—
Other:
Receivable on sale of Common Shares	$—	$28,457
Foreign currency translation adjustments	$789	$—

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2013
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$50,000
Balance, end of period	$50,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,251
Issuance of Common Shares	345
Exercise of share options	5
Employee Share Purchase Plan (ESPP)	1
Share-based employee compensation expense:
Restricted shares	2
Balance, end of period	$3,604

PAID IN CAPITAL
Balance, beginning of year	$6,542,355
Common Share Issuance:
Conversion of OP Units into Common Shares	1,203
Issuance of Common Shares	1,929,523
Exercise of share options	16,039
Employee Share Purchase Plan (ESPP)	2,972
Share-based employee compensation expense:
Restricted shares	10,248
Share options	8,684
ESPP discount	557
Offering costs	(954)
Supplemental Executive Retirement Plan (SERP)	(439)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	69,344
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(36,710)
Balance, end of period	$8,542,822

RETAINED EARNINGS
Balance, beginning of year	$887,355
Net income attributable to controlling interests	1,719,637
Common Share distributions	(432,280)
Preferred Share distributions	(3,109)
Balance, end of period	$2,171,603

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2013
SHAREHOLDERS’ EQUITY (continued)
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(193,148)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	8,737
Losses reclassified into earnings from other comprehensive income	16,084
Accumulated other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the period	554
(Gains) realized during the period	(830)
Accumulated other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(789)
Balance, end of period	$(169,392)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$159,606
Issuance of LTIP Units to Noncontrolling Interests	5
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(1,203)
Equity compensation associated with Noncontrolling Interests	11,542
Net income attributable to Noncontrolling Interests	70,947
Distributions to Noncontrolling Interests	(17,060)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(47,029)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	36,710
Balance, end of period	$213,518

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$77,688
Net (loss) attributable to Noncontrolling Interests	(1,101)
Contributions by Noncontrolling Interests	11,520
Acquisition of Archstone	28,263
Distributions to Noncontrolling Interests	(5,735)
Balance, end of period	$110,635

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Investment in real estate
Land	$6,201,333	$4,554,912
Depreciable property	19,254,957	15,711,944
Projects under development	779,053	387,750
Land held for development	505,494	353,823
Investment in real estate	26,740,837	21,008,429
Accumulated depreciation	(4,654,594)	(4,912,221)
Investment in real estate, net	22,086,243	16,096,208
Cash and cash equivalents	972,761	612,590
Investments in unconsolidated entities	165,898	17,877
Deposits – restricted	98,874	250,442
Escrow deposits – mortgage	40,901	9,129
Deferred financing costs, net	66,775	44,382
Other assets	379,979	170,372
Total assets	$23,811,431	$17,201,000

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$6,230,675	$3,898,369
Notes, net	5,476,522	4,630,875
Lines of credit	—	—
Accounts payable and accrued expenses	166,939	38,372
Accrued interest payable	85,353	76,223
Other liabilities	331,797	304,518
Security deposits	71,462	66,988
Distributions payable	149,836	260,176
Total liabilities	12,512,584	9,275,521

Commitments and contingencies

Redeemable Limited Partners	376,057	398,372
Capital:
Partners' Capital:
Preference Units	50,000	50,000
General Partner	10,718,029	7,432,961
Limited Partners	213,518	159,606
Accumulated other comprehensive (loss)	(169,392)	(193,148)
Total partners' capital	10,812,155	7,449,419
Noncontrolling Interests – Partially Owned Properties	110,635	77,688
Total capital	10,922,790	7,527,107
Total liabilities and capital	$23,811,431	$17,201,000

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per Unit data)(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2013	2012	2013	2012
REVENUES
Rental income	$1,749,374	$1,295,431	$626,880	$448,647
Fee and asset management	7,399	7,328	2,566	3,052
Total revenues	1,756,773	1,302,759	629,446	451,699

EXPENSES
Property and maintenance	333,202	254,009	119,632	86,682
Real estate taxes and insurance	218,777	154,633	76,255	53,064
Property management	63,395	62,769	18,875	18,493
Fee and asset management	4,739	3,595	1,516	1,108
Depreciation	798,121	422,148	277,336	139,337
General and administrative	47,018	37,162	14,438	10,083
Total expenses	1,465,252	934,316	508,052	308,767

Operating income	291,521	368,443	121,394	142,932

Interest and other income	1,320	70,514	816	70,087
Other expenses	(7,530)	(18,587)	(3,986)	(3,984)
Merger expenses	(19,741)	(1,921)	(182)	(87)
Interest:
Expense incurred, net	(437,452)	(345,476)	(120,035)	(113,222)
Amortization of deferred financing costs	(15,636)	(10,265)	(4,335)	(3,320)
(Loss) income before income and other taxes, (loss) from investments in unconsolidated entities, net gain (loss) on sales of unconsolidated entities and land parcels and discontinued operations	(187,518)	62,708	(6,328)	92,406
Income and other tax (expense) benefit	(1,326)	(602)	(493)	(222)
(Loss) from investments in unconsolidated entities due to operations	(2,984)	(3)	(1,454)	(3)
(Loss) from investments in unconsolidated entities due to merger expenses	(54,781)	—	(1,771)	—
Net gain on sales of unconsolidated entities	16	—	16	—
Net gain (loss) on sales of land parcels	12,179	—	(2,437)	—
(Loss) income from continuing operations	(234,414)	62,103	(12,467)	92,181
Discontinued operations, net	2,023,897	434,702	404,184	144,142
Net income	1,789,483	496,805	391,717	236,323
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	1,101	(457)	311	312
Net income attributable to controlling interests	$1,790,584	$496,348	$392,028	$236,635

ALLOCATION OF NET INCOME:
Preference Units	$3,109	$9,319	$1,037	$2,386
Premium on redemption of Preference Units	$—	$5,150	$—	$5,150

General Partner	$1,716,528	$460,233	$376,155	$218,603
Limited Partners	70,947	21,646	14,836	10,496
Net income available to Units	$1,787,475	$481,879	$390,991	$229,099

Earnings per Unit – basic:
(Loss) income from continuing operations available to Units	$(0.64)	$0.15	$(0.04)	$0.27
Net income available to Units	$4.87	$1.53	$1.05	$0.73
Weighted average Units outstanding	366,150	313,932	373,547	315,513

Earnings per Unit – diluted:
(Loss) income from continuing operations available to Units	$(0.64)	$0.15	$(0.04)	$0.27
Net income available to Units	$4.87	$1.52	$1.05	$0.72
Weighted average Units outstanding	366,150	317,265	373,547	318,773

Distributions declared per Unit outstanding	$1.20	$1.0125	$0.40	$0.3375

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2013	2012	2013	2012
Comprehensive income:
Net income	$1,789,483	$496,805	$391,717	$236,323
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	8,737	(12,337)	(3,600)	(3,695)
Losses reclassified into earnings from other comprehensive income	16,084	10,907	3,986	3,704
Other comprehensive income (loss) – other instruments:
Unrealized holding gains (losses) arising during the period	554	394	(374)	312
(Gains) realized during the period	(830)	—	(830)	—
Other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(789)	—	(1,730)	—
Other comprehensive income (loss)	23,756	(1,036)	(2,548)	321
Comprehensive income	1,813,239	495,769	389,169	236,644
Comprehensive loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	1,101	(457)	311	312
Comprehensive income attributable to controlling interests	$1,814,340	$495,312	$389,480	$236,956

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,789,483	$496,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	830,097	516,940
Amortization of deferred financing costs	15,864	10,384
Amortization of above/below market leases	2,214	—
Amortization of discounts and premiums on debt	(37,612)	(5,795)
Amortization of deferred settlements on derivative instruments	15,683	10,506
Write-off of pursuit costs	3,969	6,141
Loss from investments in unconsolidated entities	57,765	3
Distributions from unconsolidated entities – return on capital	1,519	454
Net (gain) sales of investment securities	(830)	—
Net (gain) on sales of unconsolidated entities	(16)	—
Net (gain) on sales of land parcels	(12,179)	—
Net (gain) on sales of discontinued operations	(1,990,577)	(307,447)
Unrealized loss (gain) on derivative instruments	32	(1)
Compensation paid with Company Common Shares	29,019	20,836
Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	4,152	(2,250)
Decrease (increase) in mortgage deposits	271	(862)
Decrease (increase) in other assets	7,315	(14,039)
Increase in accounts payable and accrued expenses	65,001	67,479
(Decrease) in accrued interest payable	(2,175)	(9,252)
(Decrease) increase in other liabilities	(5,427)	68,492
(Decrease) increase in security deposits	(6,475)	3,472
Net cash provided by operating activities	767,093	861,866

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	(4,000,875)	—
Investment in real estate – acquisitions	(108,308)	(764,859)
Investment in real estate – development/other	(256,965)	(116,715)
Improvements to real estate	(96,866)	(114,535)
Additions to non-real estate property	(3,359)	(6,716)
Interest capitalized for real estate and unconsolidated entities under development	(32,946)	(15,776)
Proceeds from disposition of real estate, net	4,434,708	610,127
Investments in unconsolidated entities	(59,363)	(5,423)
Distributions from unconsolidated entities – return of capital	25,471	—
Proceeds from sale of investment securities	828	—
Decrease in deposits on real estate acquisitions and investments, net	147,890	31,677
Decrease in mortgage deposits	7,623	1,682
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(87)
Net cash provided by (used for) investing activities	57,838	(380,625)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(18,254)	$(4,599)
Mortgage deposits	(3,769)	(590)
Mortgage notes payable:
Proceeds	5,951	—
Restricted cash	—	2,370
Lump sum payoffs	(701,762)	(279,943)
Scheduled principal repayments	(9,527)	(11,022)
Notes, net:
Proceeds	1,245,550	—
Lump sum payoffs	(400,000)	(253,858)
Lines of credit:
Proceeds	8,413,000	392,000
Repayments	(8,413,000)	(385,000)
(Payments on) settlement of derivative instruments	(44,013)	—
Proceeds from sale of OP Units	—	220,753
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	2,973	4,944
Proceeds from exercise of EQR options	16,044	46,781
Redemption of Preference Units	—	(150,000)
Premium on redemption of Preference Units	—	(21)
Payment of offering costs	(954)	(2,860)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	11,520	5,992
Contributions – Limited Partners	5	5
Distributions:
OP Units – General Partner	(537,464)	(371,319)
Preference Units	(3,109)	(11,344)
OP Units – Limited Partners	(22,216)	(17,053)
Noncontrolling Interests – Partially Owned Properties	(5,702)	(4,742)
Net cash (used for) financing activities	(464,760)	(819,539)
Net increase (decrease) in cash and cash equivalents	360,171	(338,298)
Cash and cash equivalents, beginning of period	612,590	383,921
Cash and cash equivalents, end of period	$972,761	$45,623

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$451,495	$353,329
Net cash paid for income and other taxes	$1,064	$573
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$137,644
Valuation of OP Units issued	$—	$66,606
Amortization of deferred financing costs:
Investment in real estate, net	$(152)	$—
Deferred financing costs, net	$16,016	$10,384
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(39,232)	$(7,462)
Notes, net	$1,620	$1,667
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(401)	$(401)
Accumulated other comprehensive income	$16,084	$10,907
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$51,923	$3
Other liabilities	$5,842	$—
Unrealized loss (gain) on derivative instruments:
Other assets	$(10,609)	$5,934
Mortgage notes payable	$—	$(2,589)
Notes, net	$(1,523)	$(3,345)
Other liabilities	$3,427	$12,336
Accumulated other comprehensive income	$8,737	$(12,337)
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$(8,710,242)	$—
Investments in unconsolidated entities	$(217,092)	$—
Deposits – restricted	$(474)	$—
Escrow deposits – mortgage	$(35,897)	$—
Deferred financing costs, net	$(25,780)	$—
Other assets	$(203,295)	$—
Mortgage notes payable	$3,076,876	$—
Accounts payable and accrued expenses	$17,576	$—
Accrued interest payable	$11,305	$—
Other liabilities	$117,068	$—
Security deposits	$10,949	$—
Issuance of OP Units	$1,929,868	$—
Noncontrolling Interests – Partially Owned Properties	$28,263	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(31,648)	$(15,163)
Investments in unconsolidated entities	$(1,298)	$(613)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(9,317)	$(5,423)
Other liabilities	$(50,046)	$—
Other:
Receivable on sale of OP Units	$—	$28,457
Foreign currency translation adjustments	$789	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2013
PARTNERS' CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$50,000
Balance, end of period	$50,000

GENERAL PARTNER
Balance, beginning of year	$7,432,961
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	1,203
Issuance of OP Units	1,929,868
Exercise of EQR share options	16,044
EQR's Employee Share Purchase Plan (ESPP)	2,973
Share-based employee compensation expense:
EQR restricted shares	10,250
EQR share options	8,684
EQR ESPP discount	557
Offering costs	(954)
Net income available to Units – General Partner	1,716,528
OP Units – General Partner distributions	(432,280)
Supplemental Executive Retirement Plan (SERP)	(439)
Change in market value of Redeemable Limited Partners	69,344
Adjustment for Limited Partners ownership in Operating Partnership	(36,710)
Balance, end of period	$10,718,029

LIMITED PARTNERS
Balance, beginning of year	$159,606
Issuance of LTIP Units to Limited Partners	5
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(1,203)
Equity compensation associated with Units – Limited Partners	11,542
Net income available to Units – Limited Partners	70,947
Units – Limited Partners distributions	(17,060)
Change in carrying value of Redeemable Limited Partners	(47,029)
Adjustment for Limited Partners ownership in Operating Partnership	36,710
Balance, end of period	$213,518

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(193,148)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	8,737
Losses reclassified into earnings from other comprehensive income	16,084
Accumulated other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the period	554
(Gains) realized during the period	(830)
Accumulated other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(789)
Balance, end of period	$(169,392)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2013
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$77,688
Net (loss) attributable to Noncontrolling Interests	(1,101)
Contributions by Noncontrolling Interests	11,520
Acquisition of Archstone	28,263
Distributions to Noncontrolling Interests	(5,735)
Balance, end of period	$110,635

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
EQR is the general partner of, and as of September 30, 2013 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of September 30, 2013, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 389 properties located in 12 states and the District of Columbia consisting of 109,795 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	363	99,192
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,752
Partially Owned Properties – Unconsolidated	2	837
Military Housing	2	5,161
	389	109,795

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

The Company allocates the purchase price of properties to net tangible and identified intangible assets acquired based on their fair values. In making estimates of fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets/liabilities acquired. The Company allocates the purchase price of acquired real estate to various components as follows:

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

•	Building – Based on the fair value determined on an “as-if vacant” basis. Depreciation is calculated on the straight-line method over an estimated useful life of thirty years.

•	Site Improvements – Based on replacement cost, which approximates fair value. Depreciation is calculated on the straight-line method over an estimated useful life of eight years.

•	Long-Term Debt – The Company calculates the fair value by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings.

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
Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected amortization of goodwill, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of September 30, 2013, the Company has recorded a deferred tax asset, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Other

The Company is the controlling partner in various consolidated partnerships owning 19 properties and 3,752 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $110.6 million at September 30, 2013. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $8.5 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of September 30, 2013, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $46.8 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on September 30, 2013 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

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

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the nine months ended September 30, 2013:

2013
Common Shares
Common Shares outstanding at January 1,	325,054,654
Common Shares Issued:
Conversion of OP Units	47,939
Issuance of Common Shares	34,468,085
Exercise of share options	530,847
Employee Share Purchase Plan (ESPP)	63,788
Restricted share grants, net	230,646
Common Shares outstanding at September 30,	360,395,959
Units
Units outstanding at January 1,	13,968,758
LTIP Units, net	279,557
Conversion of OP Units to Common Shares	(47,939)
Units outstanding at September 30,	14,200,376
Total Common Shares and Units outstanding at September 30,	374,596,335
Units Ownership Interest in Operating Partnership	3.8%
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
The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at September 30, 2013 and December 31, 2012.
The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2013, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $376.1 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the change in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the nine months ended September 30, 2013 (amounts in thousands):

2013
Balance at January 1,	$398,372
Change in market value	(69,344)
Change in carrying value	47,029
Balance at September 30,	$376,057
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
The following table presents the Company’s issued and outstanding Preferred Shares as of September 30, 2013 and December 31, 2012:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	September 30, 2013	December 31, 2012
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at September 30, 2013 and December 31, 2012	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

(1)
On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the nine months ended September 30, 2013:

2013
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	339,023,412
Issued to General Partner:
Issuance of OP Units	34,468,085
Exercise of EQR share options	530,847
EQR’s Employee Share Purchase Plan (ESPP)	63,788
EQR's restricted share grants, net	230,646
Issued to Limited Partners:
LTIP Units, net	279,557
General and Limited Partner Units outstanding at September 30,	374,596,335
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,968,758
Limited Partner LTIP Units, net	279,557
Conversion of Limited Partner OP Units to EQR Common Shares	(47,939)
Limited Partner Units outstanding at September 30,	14,200,376
Limited Partner Units Ownership Interest in Operating Partnership	3.8%
The Limited Partners of the Operating Partnership as of September 30, 2013 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.
The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.
The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at September 30, 2013 and December 31, 2012.
The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2013, the Redeemable Limited Partner Units have a redemption value of approximately $376.1 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the change in the redemption value of the Redeemable Limited Partners for the nine months ended September 30, 2013 (amounts in thousands):

2013
Balance at January 1,	$398,372
Change in market value	(69,344)
Change in carrying value	47,029
Balance at September 30,	$376,057
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
The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of September 30, 2013 and December 31, 2012:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	September 30, 2013	December 31, 2012
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at September 30, 2013 and December 31, 2012	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

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
In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years (later increased by 5.7 million Common Shares and extended to February 2014) into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR has not issued any shares under this program since September 14, 2012. On July 30, 2013, the Company filed a new universal shelf registration statement to replace its existing universal shelf registration statement, which expired October 15, 2013. The Board of Trustees also approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016.

EQR has a share repurchase program authorized by the Board of Trustees under which it previously had authorization to repurchase up to $464.6 million of its shares. Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million Common Shares. No shares were repurchased during the nine months ended September 30, 2013.

See Note 6 for a discussion of the Noncontrolling Interests assumed in conjunction with the acquisition of Archstone.

4.	Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	September 30, 2013	December 31, 2012
Land	$6,201,333	$4,554,912
Depreciable property:
Buildings and improvements	17,555,388	14,135,740
Furniture, fixtures and equipment	1,196,410	1,343,765
In-Place lease intangibles	503,159	232,439
Projects under development:
Land	280,718	210,632
Construction-in-progress	498,335	177,118
Land held for development:
Land	435,227	294,868
Construction-in-progress	70,267	58,955
Investment in real estate	26,740,837	21,008,429
Accumulated depreciation	(4,654,594)	(4,912,221)
Investment in real estate, net	$22,086,243	$16,096,208

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of September 30, 2013 (amounts in thousands):

Description	Balance Sheet Location	Value
Assets
Ground lease intangibles – below market	Other Assets	$178,251
Retail lease intangibles – above market	Other Assets	2,310
Lease intangible assets		180,561
Accumulated amortization		(3,221)
Lease intangible assets, net		$177,340

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400
Retail lease intangibles – below market	Other Liabilities	7,790
Lease intangible liabilities		10,190
Accumulated amortization		(993)
Lease intangible liabilities, net		$9,197

During the nine months and quarter ended September 30, 2013, the Company amortized approximately $2.5 million and $1.1 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.3 million and $0.1 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The weighted average amortization period for above and below market ground lease intangibles and retail lease intangibles is 49.8 years and 5.3 years, respectively.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2013	2014	2015	2016	2017	2018

Ground lease intangibles	$1,080	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(218)	(1,144)	(1,150)	(1,042)	(674)	(205)
Total	$862	$3,177	$3,171	$3,279	$3,647	$4,116

Archstone Acquisition

On February 27, 2013, the Company, AvalonBay Communities, Inc. (“AVB”) and certain of their respective subsidiaries completed their previously announced acquisition (the “Archstone Acquisition”) from Archstone Enterprise LP, an affiliate of Lehman Brothers Holdings, Inc. (“Enterprise”) (which subsequently changed its name to Jupiter Enterprise LP) and its affiliates, of all of the assets of Enterprise (including interests in various entities affiliated with Enterprise), constituting a portfolio of apartment properties and other assets (the “Archstone Portfolio”).

The Company acquired assets representing approximately 60% of the Archstone Portfolio which consisted principally of high-quality apartment properties in major markets in the United States. The acquisition allowed the Company to accelerate the completion of its strategic shift into coastal apartment markets. Pursuant to the Archstone transaction, the Company acquired directly or indirectly, 71 wholly owned, stabilized properties consisting of 20,160 apartment units, one partially owned and consolidated stabilized property consisting of 432 apartment units, one partially owned and unconsolidated stabilized property consisting of 336 apartment units, three consolidated master-leased properties consisting of 853 apartment units, four projects in various stages of construction (two consolidated and two unconsolidated) for 964 apartment units and fourteen land sites for approximately $9.0 billion. During the nine months ended September 30, 2013, the Company recorded revenues and net operating income ("NOI") of $358.0 million and $244.2 million, respectively, from the acquired assets. During the quarter ended September 30, 2013, the Company recorded revenues and NOI of $153.5 million and $104.2 million, respectively, from the acquired assets.

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

Land	$2,239,000
Depreciable property:
Buildings and improvements	5,832,554
Furniture, fixtures and equipment	61,470
In-Place lease intangibles	304,830
Projects under development	36,583
Land held for development	239,898
Investments in unconsolidated entities	188,139
Other assets	196,310
Other liabilities	(112,369)
Net assets acquired	$8,986,415

The allocation of fair values of the assets acquired and liabilities assumed has changed from the allocation reported in “Note 4 – Real Estate” in the Notes to Consolidated Financial Statements included in Part I of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed with the SEC on August 8, 2013. The changes to our valuation assumptions were based on more accurate information concerning the subject assets and liabilities. None of these changes had a material impact on our Consolidated Financial Statements. This allocation is subject to further adjustment due primarily to information not readily available at the acquisition date, final purchase price settlement with our partner in accordance with the terms of the purchase agreement, reclassification adjustments for presentation and adjustments to our valuation assumptions. The Company's assessment of the fair values and the allocation of the purchase price to the identified tangible and intangible assets/liabilities is its current best estimate of fair value.

The fair values of investment in real estate were determined using internally developed models that were based on market assumptions and comparable sales data as well as external valuations performed by unrelated third parties. The market assumptions used as inputs to the Company’s fair value model include construction costs, leasing assumptions, growth rates, discount rates, terminal capitalization rates and development yields. The Company uses data on its existing portfolio of properties and its recent acquisition and development properties, as well as similar market data from third party sources, when available, in determining these inputs (Level 2 and 3). The fair value of Noncontrolling Interests was calculated similar to the investment in real estate described above. The fair value of mortgage debt was calculated using indicative rates, leverage and coverage provided by lenders of similar loans (Level 2). The Common Shares issued to an affiliate of Lehman Brothers Holdings, Inc. were valued using the quoted market price of Common Shares (Level 1).

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

As of September 30, 2013, the Company has incurred Archstone-related expenses of approximately $95.4 million, of which approximately $13.5 million of this total was financing-related and approximately $81.9 million was merger costs. During the nine months ended September 30, 2013, the Company expensed $19.7 million of direct merger costs primarily related to investment banking and legal/accounting fees, which were included in merger expenses in the accompanying consolidated statements of operations and comprehensive income, and $54.8 million of indirect merger costs related to severance obligations and retention bonuses through our 60% interest in an unconsolidated joint venture with AVB, which were included in (loss) from investments in unconsolidated entities due to merger expenses in the accompanying consolidated statements of operations and comprehensive income. During the nine months ended September 30, 2013, the Company also expensed $2.5 million of financing-related costs, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive income.

Unaudited Pro Forma Financial Information

Equity Residential

The following table illustrates the effect on net income, earnings per share – basic and earnings per share – diluted as if the Company had consummated the Archstone Acquisition as of January 1, 2012:

	Nine Months Ended September 30,		Quarter Ended September 30,
	2013	2012	2013	2012
	(Amounts in thousands, except per share amounts)
Total revenues	$1,854,509	$1,726,304	$629,446	$596,734
Income (loss) from continuing operations (1)	132,592	(179,574)	84,978	107,024
Discontinued operations, net	2,024,346	434,253	403,181	145,145
Net income	2,156,938	254,679	488,159	252,169
Net income available to Common Shares	2,070,153	232,053	468,959	234,471
Earnings per share - basic:
Net income available to Common Shares	$5.76	$0.65	$1.30	$0.66
Weighted average Common Shares outstanding (2)	359,611	356,434	359,811	357,654
Earnings per share - diluted (1):
Net income available to Common Shares	$5.74	$0.65	$1.30	$0.66
Weighted average Common Shares outstanding (2)	375,808	356,434	375,883	375,091

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a pro forma loss from continuing operations for the nine months ended September 30, 2012.

(2)
Includes an adjustment for Common Shares issued to the public in December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the Archstone Acquisition.

ERP Operating Limited Partnership

The following table illustrates the effect on net income, earnings per Unit – basic and earnings per Unit – diluted as if the Operating Partnership had consummated the Archstone Acquisition as of January 1, 2012:

	Nine Months Ended September 30,		Quarter Ended September 30,
	2013	2012	2013	2012
	(Amounts in thousands, except per Unit amounts)
Total revenues	$1,854,509	$1,726,304	$629,446	$596,734
Income (loss) from continuing operations (1)	132,592	(179,574)	84,978	107,024
Discontinued operations, net	2,024,346	434,253	403,181	145,145
Net income	2,156,938	254,679	488,159	252,169
Net income available to Units	2,155,736	242,962	487,433	245,725
Earnings per Unit - basic:
Net income available to Units	$5.76	$0.65	$1.30	$0.66
Weighted average Units outstanding (2)	373,347	370,250	373,547	371,831
Earnings per Unit - diluted (1):
Net income available to Units	$5.74	$0.65	$1.30	$0.66
Weighted average Units outstanding (2)	375,808	370,250	375,883	375,091

(1)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a pro forma loss from continuing operations for the nine months ended September 30, 2012.

(2)
Includes an adjustment for Common Shares issued to the public in December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the Archstone Acquisition. Concurrent with these transactions, ERPOP issued the same number of OP Units to EQR.

For the nine months ended September 30, 2013 and 2012, acquisition costs of $19.7 million and $1.9 million, respectively, and severance/retention and other costs of $53.6 million and none, respectively, related to the Archstone Acquisition are not expected to have a continuing impact on the Company's financial results and therefore have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies or lower borrowing costs that the Company has or may achieve as a result of the acquisition or any strategies that management has or may consider in order to more efficiently manage the Company's operations, nor do they give pro forma effect to any other acquisitions, dispositions or capital markets transactions (excluding the equity offering in December 2012 which proceeds were used for the Archstone Acquisition) that the Company completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the Archstone Acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Other

In addition to the Archstone acquisition described above, during the nine months ended September 30, 2013, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	1	322	$91,500
Land Parcel (one)	—	—	16,500
Total	1	322	$108,000

During the nine months ended September 30, 2013, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Consolidated:
Rental Properties	92	28,328	$4,362,689
Land Parcels (six)	—	—	77,650
Other (1)	—	—	30,734
Unconsolidated:
Land Parcel (one) (2)	—	—	26,350
Total	92	28,328	$4,497,423

(1) Represents a 97,000 square foot commercial building adjacent to our Harbor Steps apartment property in downtown Seattle that was acquired in 2011.
(2) Sales price listed is the gross sales price. EQR's share of the net sales proceeds approximated 25%.

The Company recognized a net gain on sales of discontinued operations of approximately $2.0 billion and a net gain on sales of land parcels of approximately $12.2 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has entered into a separate agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Land Parcel (one)	—	—	$12,500
Total	—	—	$12,500

The Company has entered into a separate agreement to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Land Parcel (one)	—	—	$27,000
Total	—	—	$27,000

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of September 30, 2013 (amounts in thousands except for project and apartment unit amounts):

	Consolidated			Unconsolidated
	Development Projects			Development Projects
	Held for and/or Under Development	Operating	Total	Held for and/or Under Development	Completed, Not Stabilized (3)	Operating	Total

Total projects (1)	—	19	19	—	1	1	2

Total apartment units (1)	—	3,752	3,752	—	501	336	837

Balance sheet information at 9/30/13 (at 100%):
ASSETS
Investment in real estate	$308,893	$672,958	$981,851	$238,872	$77,292	$55,369	$371,533
Accumulated depreciation	—	(167,457)	(167,457)	(84)	—	(4,165)	(4,249)
Investment in real estate, net	308,893	505,501	814,394	238,788	77,292	51,204	367,284
Cash and cash equivalents	4,253	17,659	21,912	1,153	317	1,357	2,827
Investments in unconsolidated entities	—	55,040	55,040	—	—	—	—
Deposits – restricted	43,631	206	43,837	—	—	—	—
Deferred financing costs, net	—	2,521	2,521	—	5	5	10
Other assets	5,781	27,170	32,951	333	5	1,038	1,376
Total assets	$362,558	$608,097	$970,655	$240,274	$77,619	$53,604	$371,497

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable (2)	$—	$358,730	$358,730	$118,723	$45,217	$30,550	$194,490
Accounts payable & accrued expenses	27,052	2,495	29,547	13,781	2,864	(143)	16,502
Accrued interest payable	—	1,259	1,259	432	208	—	640
Other liabilities	1,045	1,254	2,299	365	156	1,345	1,866
Security deposits	1	1,821	1,822	94	75	18	187
Total liabilities	28,098	365,559	393,657	133,395	48,520	31,770	213,685

Noncontrolling Interests - Partially Owned Properties/Partners' equity	98,126	12,509	110,635	78,556	23,205	20,450	122,211
Company equity/General and Limited Partners' Capital	236,334	230,029	466,363	28,323	5,894	1,384	35,601
Total equity/capital	334,460	242,538	576,998	106,879	29,099	21,834	157,812
Total liabilities and equity/capital	$362,558	$608,097	$970,655	$240,274	$77,619	$53,604	$371,497

	Consolidated			Unconsolidated
	Development Projects			Development Projects
	Held for and/or Under Development			Held for and/or Under Development		Operating
					Completed, Not Stabilized (3)
		Operating	Total				Total
Operating information for the nine months ended 9/30/13 (at 100%):
Operating revenue	$12	$59,666	$59,678	$1,305	$1,861	$3,173	$6,339
Operating expenses	407	18,458	18,865	1,141	1,023	1,402	3,566

Net operating (loss) income	(395)	41,208	40,813	164	838	1,771	2,773
Depreciation	—	26,478	26,478	84	—	4,165	4,249
General and administrative/other	520	79	599	23	—	141	164

Operating (loss) income	(915)	14,651	13,736	57	838	(2,535)	(1,640)
Interest and other income	2	3	5	—	—	10	10
Other expenses	(334)	(4)	(338)	—	—	—	—
Interest:
Expense incurred, net	(2)	(10,615)	(10,617)	(152)	(501)	(658)	(1,311)
Amortization of deferred financing costs	—	(216)	(216)	—	—	(1)	(1)

(Loss) income before income and other taxes, (loss) from investments in unconsolidated entities, net (loss) gain on sales of land parcels and discontinued operations	(1,249)	3,819	2,570	(95)	337	(3,184)	(2,942)
Income and other tax (expense) benefit	(11)	(56)	(67)	—	—	—	—
(Loss) from investments in unconsolidated entities	—	(1,010)	(1,010)	—	—	—	—
Net (loss) on sales of land parcels	(17)	—	(17)	—	—	—	—
Net gain on sales of discontinued operations	—	26,673	26,673	—	—	—	—

Net (loss) income	$(1,277)	$29,426	$28,149	$(95)	$337	$(3,184)	$(2,942)

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company with the exception of 50% of the current $5.7 million outstanding debt balance on one unconsolidated development project.

(3)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.

Note:
The above tables exclude the Company's interests in unconsolidated joint ventures entered into with AVB in connection with the Archstone transaction. These ventures own certain non-core Archstone assets that are held for sale and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests have an aggregate liquidation value of $88.3 million at September 30, 2013. The ventures are owned 60% by the Company and 40% by AVB.

The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $110.6 million at September 30, 2013. The Company has identified one development partnership, consisting of a land parcel with a book value of $5.0 million, as a VIE. The Company does not have any unconsolidated VIEs.

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

San Norterra – This venture is currently developing certain land parcels into a 388 unit apartment building located in Phoenix, Arizona. The Company has an 85% equity interest with an initial basis of $16.9 million. Total project costs are approximately $56.3 million and construction is being partially funded with a construction loan that is guaranteed by the partner and non-recourse to the Company. The loan has a maximum debt commitment of $34.8 million and a current unconsolidated outstanding balance of $30.8 million; the loan bears interest at LIBOR plus 2.00% and matures January 6, 2015. The partner is the managing member and is developing the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

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

Parkside at Emeryville – This venture is currently developing certain land parcels into a 180 unit apartment building located in Emeryville, California. The Company has a 5% equity interest with an initial obligation of approximately $2.1 million. Total project costs are expected to be approximately $75.0 million and construction is being partially funded with a construction loan. The loan has a maximum debt commitment of $39.5 million and a current unconsolidated outstanding balance of $5.7 million; the loan bears interest at LIBOR plus 2.25% and matures August 14, 2015. The Company has given a repayment guaranty on the construction loan of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees. The partner is the managing member and is developing the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets that are held for sale, such as interests in a German portfolio of apartment buildings, and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $105.1 million. The venture is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the venture is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the nine months ended September 30, 2013, the Company purchased with AVB $65.0 million (of which the Company's 60% share was $39.0 million) of the preferred interests assumed by Legacy JV. At September 30, 2013, the remaining preferred interests have an aggregate liquidation value of $88.3 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the venture are borne 60% by the Company and 40% by AVB. The venture is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the venture is unconsolidated and recorded using the equity method of accounting.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of September 30, 2013, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $259.1 million, of which Toll Brothers' noncontrolling interest balance totaled $95.5 million.

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These projects are now unconsolidated. Details of these projects follow:

•
Nexus Sawgrass – This development project was substantially completed as of September 30, 2013. Total project costs are expected to be approximately $78.2 million and construction is being predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $45.2 million; the loan bears interest at 5.60% and matures January 1, 2021.

•
Domain – This project is currently under development. Total project costs are expected to be approximately $154.6 million and construction is being predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $82.2 million; the loan bears interest at 5.75% and matures January 1, 2022.

While the Company is the managing member of both of the joint ventures, was/is responsible for constructing both of the projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The Company currently has no further funding obligations related to these projects.

7.	Deposits – Restricted

The following table presents the Company’s restricted deposits as of September 30, 2013 and December 31, 2012 (amounts in thousands):

	September 30, 2013	December 31, 2012
Tax–deferred (1031) exchange proceeds	$—	$152,182
Earnest money on pending acquisitions	350	5,613
Restricted deposits on real estate investments	53,764	44,209
Resident security and utility deposits	44,255	44,199
Other	505	4,239
Totals	$98,874	$250,442

8.    Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s $750.0 million senior unsecured delayed draw term loan facility and also guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of September 30, 2013, the Company had outstanding mortgage debt of approximately $6.2 billion.

During the nine months ended September 30, 2013, the Company:

▪	Repaid $711.3 million of mortgage loans;

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

The Company recorded approximately $71.4 million, $1.6 million and $3.3 million of prepayment penalties, write-offs of unamortized deferred financing costs and write-offs of unamortized discounts, respectively, during the nine months ended September 30, 2013 as additional interest expense related to debt extinguishment of mortgages.

As of September 30, 2013, the Company had $700.5 million of secured debt subject to third party credit enhancement.

As of September 30, 2013, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 1, 2061. At September 30, 2013, the interest rate range on the Company’s mortgage debt was 0.05% to 7.25%. During the nine months ended September 30, 2013, the weighted average interest rate on the Company’s mortgage debt was 4.25%.

Notes

As of September 30, 2013, the Company had outstanding unsecured notes of approximately $5.5 billion.

During the nine months ended September 30, 2013, the Company:

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

In November 2012, the Company obtained a commitment for a senior unsecured bridge loan facility in an aggregate principal amount not to exceed $2.5 billion to finance the acquisition of Archstone and to pay fees and expenses relating to this transaction. On January 11, 2013, the Company terminated this $2.5 billion bridge loan facility in connection with the execution of the term loan facility discussed above and the new revolving credit facility discussed below. The Company wrote off approximately $2.5 million of unamortized deferred financing costs during the nine months ended September 30, 2013 as additional interest expense.

As of September 30, 2013, scheduled maturities for the Company’s outstanding notes were at various dates through 2026. At September 30, 2013, the interest rate range on the Company’s notes was 1.34% to 7.57%. During the nine months ended September 30, 2013, the weighted average interest rate on the Company’s notes was 5.06%.

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

As of September 30, 2013, the amount available on the credit facility was $2.47 billion (net of $34.9 million which was restricted/dedicated to support letters of credit). During the nine months ended September 30, 2013, the weighted average interest rate was 1.28%.

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

The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $6.2 billion and $5.5 billion, respectively, at September 30, 2013. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $6.4 billion (Level 2) and $5.8 billion (Level 2), respectively, at September 30, 2013. The carrying values of the Company's mortgage notes payable and unsecured notes were approximately $3.9 billion and $4.6 billion, respectively, at December 31, 2012. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion (Level 2) and $5.2 billion (Level 2), respectively, at December 31, 2012. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, derivative instruments and investment securities), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

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

The following table summarizes the Company’s consolidated derivative instruments at September 30, 2013 (dollar amounts are in thousands):

Forward Starting Swaps (1)
Current Notional Balance	$400,000
Lowest Possible Notional	$400,000
Highest Possible Notional	$400,000
Lowest Interest Rate	2.125%
Highest Interest Rate	3.230%
Earliest Maturity Date	2024
Latest Maturity Date	2024

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

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	9/30/2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$12,132	$—	$12,132	$—
Supplemental Executive Retirement Plan	Other Assets	78,629	78,629	—	—
Available-for-Sale Investment Securities	Other Assets	1,675	1,675	—	—
Total		$92,436	$80,304	$12,132	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$3,456	$—	$3,456	$—
Supplemental Executive Retirement Plan	Other Liabilities	78,629	78,629	—	—
Total		$82,085	$78,629	$3,456	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$376,057	$—	$376,057	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2012	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,524	$—	$1,524	$—
Supplemental Executive Retirement Plan	Other Assets	70,655	70,655	—	—
Available-for-Sale Investment Securities	Other Assets	2,214	2,214	—	—
Total		$74,393	$72,869	$1,524	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$44,050	$—	$44,050	$—
Supplemental Executive Retirement Plan	Other Liabilities	70,655	70,655	—	—
Total		$114,705	$70,655	$44,050	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$398,372	$—	$398,372	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2013 and 2012, respectively (amounts in thousands):

September 30, 2013 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,524)	Fixed rate debt	Interest expense	$1,524
Total		$(1,524)			$1,524

September 30, 2012 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(5,934)	Fixed rate debt	Interest expense	$5,934
Total		$(5,934)			$5,934

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying Consolidated Statements of Operations and Comprehensive Income for the nine months ended September 30, 2013 and 2012, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
September 30, 2013 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$8,737	Interest expense	$(16,084)	N/A	$—
Total	$8,737		$(16,084)		$—

	Effective Portion			Ineffective Portion
September 30, 2012 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(12,337)	Interest expense	$(10,907)	N/A	$—
Total	$(12,337)		$(10,907)		$—
As of September 30, 2013 and December 31, 2012, there were approximately $169.9 million and $194.7 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at September 30, 2013, the Company may recognize an estimated $21.7 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending September 30, 2014.
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
The following tables set forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of September 30, 2013 and December 31, 2012, respectively (amounts in thousands):

		Other Assets
September 30, 2013 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Available-for-Sale Investment Securities	N/A	$412	$1,263	$—	$1,675	$830
Total		$412	$1,263	$—	$1,675	$830

		Other Assets
December 31, 2012 Security	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Available-for-Sale Investment Securities	N/A	$675	$1,539	$—	$2,214	$—
Total		$675	$1,539	$—	$2,214	$—
During the nine months ended September 30, 2013, the Company sold certain investment securities, receiving proceeds of approximately $0.8 million (with an additional $0.3 million recorded as a receivable and received after quarter-end), and recorded a $0.8 million realized gain on sale (specific identification) which is included in interest and other income.

10.	Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2013	2012	2013	2012
Numerator for net income per share – basic:
(Loss) income from continuing operations	$(234,414)	$62,103	$(12,467)	$92,181
Allocation to Noncontrolling Interests – Operating Partnership, net	9,402	(2,128)	483	(3,895)
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	1,101	(457)	311	312
Preferred distributions	(3,109)	(9,319)	(1,037)	(2,386)
Premium on redemption of Preferred Shares	—	(5,150)	—	(5,150)
(Loss) income from continuing operations available to Common Shares, net of Noncontrolling Interests	(227,020)	45,049	(12,710)	81,062
Discontinued operations, net of Noncontrolling Interests	1,943,548	415,184	388,865	137,541
Numerator for net income per share – basic	$1,716,528	$460,233	$376,155	$218,603
Numerator for net income per share – diluted (1):
(Loss) income from continuing operations		$62,103		$92,181
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties		(457)		312
Preferred distributions		(9,319)		(2,386)
Premium on redemption of Preferred Shares		(5,150)		(5,150)
(Loss) income from continuing operations available to Common Shares		47,177		84,957
Discontinued operations, net		434,702		144,142
Numerator for net income per share – diluted (1)	$1,716,528	$481,879	$376,155	$229,099
Denominator for net income per share – basic and diluted (1):
Denominator for net income per share – basic	352,414	300,116	359,811	301,336
Effect of dilutive securities:
OP Units		13,816		14,177
Long-term compensation shares/units		3,333		3,260
Denominator for net income per share – diluted (1)	352,414	317,265	359,811	318,773
Net income per share – basic	$4.87	$1.53	$1.05	$0.73
Net income per share – diluted	$4.87	$1.52	$1.05	$0.72
Net income per share – basic:
(Loss) income from continuing operations available to Common Shares, net of Noncontrolling Interests	$(0.644)	$0.150	$(0.035)	$0.269
Discontinued operations, net of Noncontrolling Interests	5.515	1.384	1.080	0.456
Net income per share – basic	$4.871	$1.534	$1.045	$0.725
Net income per share – diluted (1):
(Loss) income from continuing operations available to Common Shares	$(0.644)	$0.149	$(0.035)	$0.267
Discontinued operations, net	5.515	1.370	1.080	0.452
Net income per share – diluted	$4.871	$1.519	$1.045	$0.719

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the nine months and quarters ended September 30, 2013.

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2013	2012	2013	2012
Numerator for net income per Unit – basic and diluted (1):
(Loss) income from continuing operations	$(234,414)	$62,103	$(12,467)	$92,181
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	1,101	(457)	311	312
Allocation to Preference Units	(3,109)	(9,319)	(1,037)	(2,386)
Allocation to premium on redemption of Preference Units	—	(5,150)	—	(5,150)
(Loss) income from continuing operations available to Units	(236,422)	47,177	(13,193)	84,957
Discontinued operations, net	2,023,897	434,702	404,184	144,142
Numerator for net income per Unit – basic and diluted (1)	$1,787,475	$481,879	$390,991	$229,099
Denominator for net income per Unit – basic and diluted (1):
Denominator for net income per Unit – basic	366,150	313,932	373,547	315,513
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company's long-term compensation shares/units		3,333		3,260
Denominator for net income per Unit – diluted (1)	366,150	317,265	373,547	318,773
Net income per Unit – basic	$4.87	$1.53	$1.05	$0.73
Net income per Unit – diluted	$4.87	$1.52	$1.05	$0.72
Net income per Unit – basic:
(Loss) income from continuing operations available to Units	$(0.644)	$0.150	$(0.035)	$0.269
Discontinued operations, net	5.515	1.384	1.080	0.456
Net income per Unit – basic	$4.871	$1.534	$1.045	$0.725
Net income per Unit – diluted (1):
(Loss) income from continuing operations available to Units	$(0.644)	$0.149	$(0.035)	$0.267
Discontinued operations, net	5.515	1.370	1.080	0.452
Net income per Unit – diluted	$4.871	$1.519	$1.045	$0.719

(1)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the nine months and quarters ended September 30, 2013.

11.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the nine months and quarters ended September 30, 2013 and 2012 (amounts in thousands).

	Nine Months Ended September 30,		Quarter Ended September 30,
	2013	2012	2013	2012
REVENUES
Rental income	$110,986	$334,968	$8,418	$108,459
Total revenues	110,986	334,968	8,418	108,459

EXPENSES (1)
Property and maintenance	33,181	79,482	3,272	25,608
Real estate taxes and insurance	10,578	29,599	396	11,480
Property management	1	211	—	70
Depreciation	31,976	94,792	2,273	29,497
General and administrative	76	87	3	44
Total expenses	75,812	204,171	5,944	66,699

Discontinued operating income	35,174	130,797	2,474	41,760

Interest and other income	156	81	65	34
Other expenses	(3)	(170)	—	(23)
Interest (2):
Expense incurred, net	(1,276)	(3,357)	(18)	(995)
Amortization of deferred financing costs	(228)	(119)	—	(27)
Income and other tax (expense) benefit	(503)	23	(40)	(1)

Discontinued operations	33,320	127,255	2,481	40,748
Net gain on sales of discontinued operations	1,990,577	307,447	401,703	103,394

Discontinued operations, net	$2,023,897	$434,702	$404,184	$144,142

(1)	Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold.
For the properties sold during the nine months ended September 30, 2013, the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2012 were $2.0 billion and $34.4 million, respectively.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at September 30, 2013. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of September 30, 2013, the Company has 13 consolidated projects (including 400 Park Avenue South in New York City which the Company is jointly developing with Toll Brothers that is discussed below and Park Aire in which the Company acquired a 95% interest in connection with the Archstone transaction that is discussed in Note 6) totaling 3,327 apartment units in various stages of development with commitments to fund of approximately $608.7 million and estimated completion dates ranging through June 30, 2016, as well as other completed development projects that are in various stages of lease up or are stabilized. Some of the projects are being developed solely by the Company, while others are being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company is the "general" or "managing" partner of the development venture.

As of September 30, 2013, the Company has three unconsolidated projects totaling 1,012 apartment units under development with estimated completion dates ranging through September 30, 2014, as well as one completed development project that is currently in lease up. These projects are all being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company currently has no further funding obligations for Domain,  Nexus Sawgrass and San Norterra. While the Company is the managing member of the Domain and Nexus Sawgrass joint ventures, is responsible for constructing both projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The Domain and Nexus Sawgrass buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements. The respective partner for San Norterra and Parkside at Emeryville is the “general” or “managing” partner of the development venture and the Company does not have substantive kick-out or participating rights. The Company has given a repayment guaranty on the construction loan for Parkside at Emeryville of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of September 30, 2013, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $259.1 million, of which Toll Brothers' noncontrolling interest balance totaled $95.5 million.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2013 and 2012, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations and comprehensive income). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2013 and 2012, respectively, as well as total assets and capital expenditures at September 30, 2013 (amounts in thousands):

	Nine Months Ended September 30, 2013
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$555,391	$303,680	$175,039	$295,216	$—	$1,329,326
Non-same store/other (2) (3)	263,745	99,689	1,785	51,492	3,337	420,048
Total rental income	819,136	403,369	176,824	346,708	3,337	1,749,374
Operating expenses:
Same store (1)	198,068	101,982	66,013	96,446	—	462,509
Non-same store/other (2) (3)	86,820	34,352	696	21,656	9,341	152,865
Total operating expenses	284,888	136,334	66,709	118,102	9,341	615,374
NOI:
Same store (1)	357,323	201,698	109,026	198,770	—	866,817
Non-same store/other (2) (3)	176,925	65,337	1,089	29,836	(6,004)	267,183
Total NOI	$534,248	$267,035	$110,115	$228,606	$(6,004)	$1,134,000

Total assets	$11,499,130	$4,540,404	$1,513,074	$3,578,742	$2,680,081	$23,811,431

Capital expenditures	$39,331	$23,793	$13,270	$15,360	$5,112	$96,866

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2012, less properties subsequently sold, which represented 81,099 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2012, plus any properties in lease-up and not stabilized as of January 1, 2012.

(3)	Other includes development and other corporate operations.

	Nine Months Ended September 30, 2012
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$535,830	$282,586	$167,561	$283,899	$—	$1,269,876
Non-same store/other (2) (3)	15,876	8,049	—	1,793	(163)	25,555
Total rental income	551,706	290,635	167,561	285,692	(163)	1,295,431
Operating expenses:
Same store (1)	190,979	98,616	64,878	93,127	—	447,600
Non-same store/other (2) (3)	6,170	2,581	—	617	14,443	23,811
Total operating expenses	197,149	101,197	64,878	93,744	14,443	471,411
NOI:
Same store (1)	344,851	183,970	102,683	190,772	—	822,276
Non-same store/other (2) (3)	9,706	5,468	—	1,176	(14,606)	1,744
Total NOI	$354,557	$189,438	$102,683	$191,948	$(14,606)	$824,020

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2012, less properties subsequently sold, which represented 81,099 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2012, plus any properties in lease-up and not stabilized as of January 1, 2012.

(3)	Other includes development and other corporate operations.

	Quarter Ended September 30, 2013
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$196,089	$107,340	$59,170	$101,008	$—	$463,607
Non-same store/other (2) (3)	101,001	38,862	768	21,470	1,172	163,273
Total rental income	297,090	146,202	59,938	122,478	1,172	626,880
Operating expenses:
Same store (1)	68,044	35,784	22,619	32,855	—	159,302
Non-same store/other (2) (3)	34,191	13,296	289	8,801	(1,117)	55,460
Total operating expenses	102,235	49,080	22,908	41,656	(1,117)	214,762
NOI:
Same store (1)	128,045	71,556	36,551	68,153	—	304,305
Non-same store/other (2) (3)	66,810	25,566	479	12,669	2,289	107,813
Total NOI	$194,855	$97,122	$37,030	$80,822	$2,289	$412,118

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to July 1, 2012, less properties subsequently sold, which represented 82,553 apartment units.

(2)	Non-same store primarily includes properties acquired after July 1, 2012, plus any properties in lease-up and not stabilized as of July 1, 2012.

(3)	Other includes development and other corporate operations.

	Quarter Ended September 30, 2012
	Northeast	Northwest	Southeast	Southwest	Other (3)	Total
Rental income:
Same store (1)	$190,648	$100,280	$56,987	$97,606	$—	$445,521
Non-same store/other (2) (3)	1,658	1,305	—	284	(121)	3,126
Total rental income	192,306	101,585	56,987	97,890	(121)	448,647
Operating expenses:
Same store (1)	65,758	34,443	22,435	31,814	—	154,450
Non-same store/other (2) (3)	994	235	—	52	2,508	3,789
Total operating expenses	66,752	34,678	22,435	31,866	2,508	158,239
NOI:
Same store (1)	124,890	65,837	34,552	65,792	—	291,071
Non-same store/other (2) (3)	664	1,070	—	232	(2,629)	(663)
Total NOI	$125,554	$66,907	$34,552	$66,024	$(2,629)	$290,408

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to July 1, 2012, less properties subsequently sold, which represented 82,553 apartment units.

(2)	Non-same store primarily includes properties acquired after July 1, 2012, plus any properties in lease-up and not stabilized as of July 1, 2012.

(3)	Other includes development and other corporate operations.

Note: Markets/Metro Areas included in the above geographic segments are as follows:

(a)	Northeast – New England (excluding Boston), Boston, New York and Washington DC.

(b)	Northwest – Denver, San Francisco, Seattle and Tacoma.

(c)	Southeast – Atlanta, Orlando and South Florida.

(d)	Southwest – Inland Empire, Los Angeles, Orange County, Phoenix and San Diego.
The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2013 and 2012, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2013	2012	2013	2012
Rental income	$1,749,374	$1,295,431	$626,880	$448,647
Property and maintenance expense	(333,202)	(254,009)	(119,632)	(86,682)
Real estate taxes and insurance expense	(218,777)	(154,633)	(76,255)	(53,064)
Property management expense	(63,395)	(62,769)	(18,875)	(18,493)
Total operating expenses	(615,374)	(471,411)	(214,762)	(158,239)
Net operating income	$1,134,000	$824,020	$412,118	$290,408

14.	Subsequent Events/Other

Subsequent Events

Subsequent to September 30, 2013, the Company:

•
Obtained $896.9 million of new mortgage loan proceeds, inclusive of an $800.0 million secured loan from a large insurance company which matures on November 10, 2023, is interest only and carries a fixed interest rate of 4.21%;

•	Repaid $963.5 million outstanding of 5.883% mortgage debt assumed as part of the Archstone transaction prior to the November 1, 2014 maturity date;

•
Repaid $825.0 million of $1.27 billion in mortgage debt assumed as part of the Archstone transaction, with the approximate $440.0 million balance remaining outstanding, continuing to mature in November 2017 and continuing to carry a fixed interest rate of 6.256%; and

•	Sold the remainder of its investment securities, receiving proceeds of approximately $1.7 million, and recorded a $1.3 million realized gain on sale.

In conjunction with the early debt extinguishment activity discussed above, the Company incurred cash prepayment costs of approximately $150.0 million and a net charge to earnings of approximately $43.0 million after consideration of the write-off of Archstone-related debt premiums.

Other

During the nine months ended September 30, 2013 and 2012, the Company incurred charges of $0.2 million and $6.9 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties (excluding the Archstone transaction) and $4.0 million and $6.1 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $4.2 million and $13.0 million, respectively, are included in other expenses in the accompanying consolidated statements of operations and comprehensive income. See Note 4 for details on the property acquisition costs related to the Archstone transaction.

During the nine months ended September 30, 2012, the Company settled a dispute with the owners of a land parcel for $4.2 million, which is included in other expenses in the accompanying consolidated statements of operations and comprehensive income.

In June 2012, the Company received $150.0 million in Archstone-related termination fees subject to certain contingencies. Consistent with the resolution of these contingencies, the Company recognized $70.0 million of these fees as interest and other income in July 2012 and recognized the remaining $80.0 million as interest and other income in October 2012.

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
EQR is the general partner of, and as of September 30, 2013 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of September 30, 2013, the Company had approximately 3,600 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 161,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $15.5 billion, acquired over 66,000 apartment units primarily in its core markets for approximately $19.1 billion and began approximately $3.7 billion of development projects primarily in its core markets. We are currently seeking to acquire and develop assets primarily in the following six core coastal metropolitan areas: Boston, New York, Washington DC, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 11.4% of our NOI at September 30, 2013) in the two core markets of South Florida and Denver but do not currently intend to acquire or develop new assets in these markets. Further, we are in the process of exiting Atlanta, Phoenix, Orlando and Tacoma, WA and will use sales proceeds from these markets to complete tax deferred exchanges, reduce debt assumed in conjunction with the Archstone transaction and for other corporate purposes.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties or land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of September 30, 2013, no single market/metropolitan area accounted for more than 19.9% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
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
Current Environment

On February 27, 2013, the Company, AvalonBay Communities, Inc. (“AVB”) and certain of their respective subsidiaries completed their previously-announced acquisition (the “Archstone Acquisition”) from Archstone Enterprise LP, an affiliate of Lehman Brothers Holdings, Inc. (“Enterprise”) (which subsequently changed its name to Jupiter Enterprise LP) and its affiliates, of all of the assets and liabilities of Enterprise (including interests in various entities affiliated with Enterprise), constituting a portfolio of apartment properties and other assets (the “Archstone Portfolio”). As a result of the Archstone Acquisition, the Company owns assets representing approximately 60% of the Archstone Portfolio. The consideration paid by the Company in connection with the Archstone Acquisition consisted of cash in the amount of approximately $4.0 billion (inclusive of $2.0 billion of Archstone secured mortgage principal paid off in conjunction with the closing), 34,468,085 Common Shares (which shares had a total value of $1.9 billion based on the acquisition date closing price of EQR's Common Shares of $55.99 per share) and the assumption of $3.1 billion of mortgage debt (inclusive of a net mark-to-market premium of $127.9 million) and approximately 60% of all of the other assets and liabilities related to the Archstone Portfolio.

During the nine months ended September 30, 2013, the Company acquired 73 consolidated properties consisting of 20,914 apartment units, one unconsolidated property consisting of 336 apartment units, three consolidated master-leased properties consisting of 853 apartment units, four projects in various stages of development (two consolidated and two unconsolidated) and 15 land parcels for $9.1 billion. The majority of these properties and land parcels were acquired in conjunction with the Archstone transaction and the Company has completed the integration of these properties and their operations. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage, which was demonstrated in the Archstone transaction.

The Company started construction on five projects representing 1,395 apartment units totaling approximately $498.5 million of development costs during the nine months ended September 30, 2013. The Company currently has the potential to begin construction on up to $800.0 million of new developments in the fourth quarter of 2013 in addition to the $498.5 million already started.

The Company continues to sell non-core assets and reduce its exposure to non-core markets as we believe these assets will have lower long-term returns and we can sell them for prices that we believe are favorable. The Archstone transaction provided an opportunity to accelerate this strategy and do so efficiently through the use of Section 1031 tax deferred exchanges. The Company sold 92 consolidated properties consisting of 28,328 apartment units, six consolidated land parcels and one commercial building for $4.5 billion and one unconsolidated land parcel for $26.4 million (sales price is the gross sales price and EQR's share of the net sales proceeds approximated 25%) during the nine months ended September 30, 2013. These dispositions combined with reinvestment of the cash proceeds in assets with lower cap rates (see definition below) were dilutive to our per share results. The Company defines dilution from transactions as the lost NOI from sales proceeds that were not reinvested in other apartment properties or were reinvested in properties with a lower cap rate. The Company anticipates consolidated rental property dispositions of approximately $4.4 billion during the year ending December 31, 2013, most of which occurred in the first half of 2013. The Company funded a portion of the cash purchase price of the Archstone transaction with capital raised through these significant dispositions of assets and the Company expects to use future disposition proceeds to pay down debt and for other corporate purposes. While this accelerated disposition program is dilutive to our per share results, it also significantly mitigated the execution risk on the Archstone transaction.
As a result of the Archstone transaction and the property sales to help finance the transaction, the Company’s portfolio has changed significantly from the portfolio summary included in the Company's annual report on Form 10-K. The following table sets forth certain information by market relating to the Company's properties at September 30, 2013 as compared to December 31, 2012:

	Portfolio Summary as of December 31, 2012				Portfolio Summary as of September 30, 2013
			% of	Average			% of	Average
		Apartment	Stabilized	Rental		Apartment	Stabilized	Rental
Markets/Metro Areas	Properties	Units	NOI (1)	Rate (2)	Properties	Units	NOI (1)	Rate (2)

Core:
Washington DC	43	14,425	15.9%	$1,992	56	18,275	19.9%	$2,249
New York	30	8,047	13.9%	3,433	38	10,330	17.3%	3,720
San Francisco	40	9,094	8.6%	1,902	50	12,766	12.0%	2,170
Los Angeles	48	9,815	9.9%	1,879	57	11,960	11.5%	2,071
Boston	26	5,832	8.2%	2,560	34	7,816	10.5%	2,780
South Florida	36	12,253	9.0%	1,463	34	11,334	7.2%	1,543
Seattle	38	7,563	6.4%	1,627	38	7,734	6.0%	1,741
Denver	24	8,144	5.5%	1,226	19	6,935	4.2%	1,309
San Diego	14	4,963	5.0%	1,851	13	3,505	3.2%	1,943
Orange County, CA	11	3,490	3.3%	1,660	11	3,490	2.9%	1,710
Subtotal – Core	310	83,626	85.7%	1,941	350	94,145	94.7%	2,195
Non-Core:
Inland Empire, CA	10	3,081	2.4%	1,491	10	3,081	2.1%	1,498
Orlando	21	6,413	3.5%	1,086	10	3,383	1.7%	1,131
New England (excluding Boston)	14	2,611	1.3%	1,174	11	1,965	0.9%	1,233
Phoenix	25	7,400	3.4%	946	3	872	0.2%	898
Atlanta	12	3,616	2.0%	1,157	2	666	0.2%	1,339
Tacoma, WA	3	1,467	0.6%	951	1	522	0.2%	1,016
Jacksonville	6	2,117	1.1%	1,005	—	—	—	—
Subtotal – Non-Core	91	26,705	14.3%	1,099	37	10,489	5.3%	1,247
Total	401	110,331	100.0%	1,737	387	104,634	100.0%	2,099

Military Housing	2	5,039	—	—	2	5,161	—	—

Grand Total	403	115,370	100.0%	$1,737	389	109,795	100.0%	$2,099

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

In October 2013, the Company used cash on hand from dispositions to repay $963.5 million outstanding of 5.883% mortgage debt assumed as part of the Archstone transaction prior to the November 1, 2014 maturity date. Also in October 2013, the Company closed a new $800.0 million mortgage loan from a large insurance company which matures on November 10, 2023, is interest only and carries a fixed interest rate of 4.21%. The Company used the loan proceeds from this new loan to simultaneously repay $825.0 million of a $1.27 billion mortgage loan assumed as part of the Archstone transaction. The approximately $440.0 million balance will remain outstanding, continue to mature in November 2017 and continue to carry a fixed interest rate of 6.256%. In conjunction with the early debt extinguishment activity discussed above, the Company incurred cash prepayment costs of approximately $150.0 million and a net charge to earnings of approximately $43.0 million after consideration of the write-off of the Archstone-related debt premium. The Company believes it has locked in an attractive piece of long term debt and substantially extended the duration of its debt maturities as well as reduced its 2014 and 2017 maturities as a percentage of outstanding debt.

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

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”). Through their lender originator networks, the GSEs are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, further reductions in their size or the scale of their activities or loss of key personnel could have a significant impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. During the first quarter of 2013, the regulator of the GSEs required the GSEs to decrease their 2013 multifamily lending activities by 10% compared to 2012 levels and we believe further reductions may be mandated in 2014. The GSEs have also increased their credit spreads, which coupled with increases in long-term treasury rates, has caused a substantial increase in borrowing costs. As a result, GSE multifamily lending activity has declined. By selling the assets required to pay for Archstone in the first half of 2013, the Company substantially mitigated the risk that changes in GSE activity would impact its Archstone-related disposition program. Reductions in GSE activity or increases in GSE loan pricing may also provide a competitive advantage to us by making the cost of financing multifamily properties more expensive for other multifamily owners while the Company continues to have access to cheaper capital in the public and private debt and equity markets (see examples of this access discussed above). Over time, we expect that other lenders, including the commercial mortgage-backed securities market and life insurance companies, will become larger sources of debt capital to the multifamily market because multifamily properties are attractive to lenders due to their relatively stable cash flows.

We expect 2013 same store revenue growth of 4.5% and 2013 same store NOI growth of 5.1%. We believe the key drivers behind the anticipated increase in revenue are base rent pricing for new residents, renewal pricing for existing residents, resident turnover and physical occupancy. During the third quarter of 2013, we achieved base rent increases approximating 2.1% while renewal rates remained strong, increasing approximately 5.4%. Occupancy for the third quarter improved as a result of healthy demand across most markets and reduced resident turnover. Move outs to buy homes increased modestly in the third quarter over the prior year period with this increase concentrated in Washington D.C., Seattle and Boston. Our largest market, Washington D.C., continues to show signs of stress as new supply and the impact of sequestration and furloughs have dampened the metro area economy. However, as evidenced by our continued high occupancy levels, there continues to be healthy demand for apartments in Washington D.C. even in the face of declining government payrolls and procurement. As the supply peaks in 2014, we would expect our Washington D.C. results to produce modest negative revenue growth. Despite slow growth in the overall economy and the issues noted in Washington D.C., our business continues to perform well because of the combined forces of demographics, household formations and the continued moderation in overall home ownership levels, all of which should ensure a continued strong demand for rental housing. Taking all of the above factors into account, the Company currently forecasts same store revenue growth of 3.0% to 4.0% in 2014.

The Company anticipates that 2013 same store expenses will increase 3.3% primarily due to increases in real estate taxes, which are expected to increase in excess of 7.5% in 2013. This is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment values and fundamentals. The other key driver of this increase is the burn off of 421a tax abatements in New York City. Expense growth in the core property level expenses (excluding real estate taxes and utilities) continues to be modest (year to date same store expenses increased 1.3% excluding real estate taxes) as the Company leverages technology to lower costs, which should partially offset the increase in real estate taxes and utilities.

We believe that the Company is well-positioned as of September 30, 2013 because our properties are geographically diverse, were approximately 94.4% occupied (96.1% on a same store basis) and the long-term demographic picture is positive. Certain market areas, especially the NOMA area of Washington D.C., downtown Boston, downtown Seattle and the San Jose sub-market area of San Francisco, will see substantial near term multifamily supply yet total new supply levels for our core markets remain within historical ranges. We believe over the longer term that our core markets will absorb future supply without material marketwide disruption because of the high occupancy levels we currently experience and increasing household formations. We have seen evidence of this in Seattle and San Jose as supply has been easily absorbed and rental rates continue to grow. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the nine months ended September 30, 2013 as follows:

▪
Acquired $8.5 billion of apartment properties consisting of 73 consolidated properties and 20,914 apartment units (inclusive of eight long-term ground leases) at a weighted average cap rate (see definition below) of 4.9% and 14 consolidated land parcels for $256.4 million, all of which we deem to be in our strategic targeted markets;

▪	Acquired three consolidated master-leased properties consisting of 853 apartment units (inclusive of one long-term ground lease) for $251.8 million at a weighted average cap rate of 5.6%;

▪	Acquired two consolidated uncompleted developments for $36.6 million;

▪	Acquired one unconsolidated apartment property consisting of 336 apartment units for $5.1 million at a weighted average cap rate of 5.8% and one unconsolidated land parcel for $6.6 million;

▪	Acquired two unconsolidated uncompleted developments for $14.9 million;

▪
Sold $4.4 billion of consolidated apartment properties consisting of 92 properties and 28,328 apartment units at a weighted average cap rate of 6.0% generating an unlevered internal rate of return (IRR), inclusive of management costs, of 10.0% (excluding the sale of three Archstone assets), the majority of which were in exit or less desirable markets;

▪	Sold six consolidated land parcels and one consolidated commercial building for $108.4 million; and

▪	Sold one unconsolidated land parcel for $26.4 million (sales price is the gross sales price and EQR's share of the net sales proceeds approximated 25%).
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

Properties that the Company owned and were stabilized (see definition below) for all of both of the nine months ended September 30, 2013 and 2012 (the “Nine-Month 2013 Same Store Properties”), which represented 81,099 apartment units, and properties that the Company owned and were stabilized for all of both of the quarters ended September 30, 2013 and 2012 (the "Third Quarter 2013 Same Store Properties"), which represented 82,553 apartment units, impacted the Company's results of operations. Both the Nine-Month 2013 Same Store Properties and the Third Quarter 2013 Same Store Properties are discussed in the following paragraphs.

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the nine months and quarter ended September 30, 2013:

	Nine Months Ended		Quarter Ended
	September 30, 2013		September 30, 2013
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	359	98,577	310	85,509

2011 acquisitions	21	6,198	—	—
2011 acquisitions not stabilized	(1)	(95)	—	—
2012 acquisitions	—	—	2	812
2013 dispositions	(92)	(28,328)	(10)	(4,131)
2013 dispositions not yet included in same store (1)	5	1,896	1	264
Lease-up properties stabilized	6	2,829	1	95
Other	—	22	—	4

Same Store Properties at September 30, 2013	298	81,099	304	82,553

	Nine Months Ended		Quarter Ended
	September 30, 2013		September 30, 2013
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at September 30, 2013	298	81,099	304	82,553

Non-Same Store:
2013 acquisitions	77	22,103	77	22,103
2012 acquisitions	9	1,896	4	540
2013 dispositions not yet included in same store (1)	(3)	(1,536)	(3)	(1,536)
Lease-up properties not yet stabilized (2)	5	1,063	4	968
Other	1	9	1	6
Total Non-Same Store	89	23,535	83	22,081
Military Housing (not consolidated)	2	5,161	2	5,161

Total Properties and Apartment Units at September 30, 2013	389	109,795	389	109,795

Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)
Includes three properties containing 1,536 apartment units acquired on February 27, 2013 in conjunction with the Archstone Acquisition that were subsequently sold in 2013 and two properties containing 360 apartment units in lease-up that were sold in 2013.

(2)	Includes properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the nine months and quarters ended September 30, 2013 and 2012. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the nine months ended September 30, 2013 to the nine months ended September 30, 2012

For the nine months ended September 30, 2013, the Company reported diluted earnings per share/unit of $4.87 compared to $1.52 per share/unit in the same period of 2012. The difference is due primarily to higher gains from property sales in 2013 vs. 2012 and higher total property net operating income driven by the positive impact of the Company's same store and stabilized Archstone properties, partially offset by $74.5 million of merger-related expenses incurred in connection with the acquisition of the Archstone Portfolio, $71.4 million in prepayment penalties incurred in connection with early debt extinguishment of existing mortgage notes payable to manage the Company's post Archstone 2017 maturities profile, higher depreciation as a direct result of the Archstone transaction, the issuance of Common Shares to the public in December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the Archstone Acquisition and the Company's recognition of $70.0 million of the $150.0 million in Archstone-related termination fees in 2012.

For the nine months ended September 30, 2013, loss from continuing operations increased approximately $296.5 million when compared to the nine months ended September 30, 2012. The decrease in continuing operations is discussed below.

Revenues from the Nine-Month 2013 Same Store Properties increased $59.5 million primarily as a result of an increase in average rental rates charged to residents, slightly higher occupancy and a decrease in turnover. Expenses from the Nine-Month 2013 Same Store Properties increased $14.9 million primarily due to increases in real estate taxes, utilities and repairs and maintenance costs, partially offset by lower property management costs. The following tables provide comparative same store results and statistics for the Nine-Month 2013 Same Store Properties:

September YTD 2013 vs. September YTD 2012
Same Store Results/Statistics for 81,099 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
YTD 2013	$1,329,326	$462,509	$866,817	$1,910	95.4%	43.8%
YTD 2012	$1,269,876	$447,600	$822,276	$1,827	95.3%	44.0%
Change	$59,450	$14,909	$44,541	$83	0.1%	(0.2%)
Change	4.7%	3.3%	5.4%	4.5%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Nine-Month 2013 Same Store Properties:

September YTD 2013 vs. September YTD 2012
Same Store Operating Expenses for 81,099 Same Store Apartment Units
$ in thousands

	Actual YTD 2013	Actual YTD 2012	$ Change	% Change	% of Actual YTD 2013 Operating Expenses
Real estate taxes	$150,852	$140,089	$10,763	7.7%	32.6%
On-site payroll (1)	99,109	97,775	1,334	1.4%	21.4%
Utilities (2)	69,474	66,885	2,589	3.9%	15.0%
Repairs and maintenance (3)	63,099	60,332	2,767	4.6%	13.7%
Property management costs (4)	44,532	47,620	(3,088)	(6.5%)	9.6%
Insurance	14,779	13,904	875	6.3%	3.2%
Leasing and advertising	7,150	6,952	198	2.8%	1.6%
Other on-site operating expenses (5)	13,514	14,043	(529)	(3.8%)	2.9%
Same store operating expenses	$462,509	$447,600	$14,909	3.3%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the Nine-Month 2013 Same Store Properties:

	Nine Months Ended September 30,
	2013	2012
	(Amounts in thousands)
Operating income	$291,521	$368,443
Adjustments:
Non-same store operating results	(267,183)	(1,744)
Fee and asset management revenue	(7,399)	(7,328)
Fee and asset management expense	4,739	3,595
Depreciation	798,121	422,148
General and administrative	47,018	37,162
Same store NOI	$866,817	$822,276
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

2013 Same Store Assumptions
Physical occupancy	95.4%
Revenue change	4.5%
Expense change	3.3%
NOI change	5.1%
The Company anticipates consolidated rental acquisitions of $100.0 million (exclusive of the Archstone Acquisition) and consolidated rental dispositions of $4.4 billion and expects that acquisitions will have a 1.10% lower cap rate than dispositions for the full year ending December 31, 2013.
These 2013 assumptions are based on current expectations and are forward-looking.
Non-same store operating results increased approximately $265.4 million and consist primarily of properties acquired in calendar years 2012 and 2013, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the nine months ended September 30, 2013, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2012 and 2013 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2013 than 2012. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $4.5 million;

▪	Operating properties acquired in 2013 as part of the Archstone transaction of $239.4 million;

▪	Other properties acquired in 2012 and 2013 of $21.6 million;

▪	Newly stabilized development and other miscellaneous properties of $4.3 million; and

▪	Partially offset by an allocation of property management costs not included in same store results and operating activities from other miscellaneous operations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $1.1 million or 28.7% as a result of higher expenses and lower revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base, partially offset by higher fees earned on management of the Company's unconsolidated development joint ventures.
Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $0.6 million or 1.0%. This increase is primarily attributable to an increase in payroll-related costs and an increase in computer operations due to the modernization of employee technology, partially offset by the timing of education/conference expenses and legal and professional fees.
Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $376.0 million or 89.1% primarily as a result of additional depreciation expense on properties acquired in 2013 (including the Archstone properties), development properties placed in service and capital expenditures for all properties owned. In-place residential lease intangibles are generally amortized over a six month period and can significantly elevate depreciation expense following an acquisition, especially during 2013 as a direct result of the Archstone Acquisition.
General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $9.9 million or 26.5% primarily due to an increase in payroll-related costs, which is largely a result of higher and accelerated long-term compensation expense for retirement eligible employees and higher compensation related to the Archstone transaction. The Company anticipates that general and administrative expenses will approximate $63.0 million for the year ending December 31, 2013. The above assumption is based on current expectations and is forward-looking.
Interest and other income from continuing operations decreased $69.2 million or 98.1% primarily due to the Company recognizing $70.0 million of the $150.0 million in Archstone-related termination fees during the nine months ended September 30, 2012.
Other expenses from continuing operations decreased approximately $11.1 million or 59.5% primarily due to the lower property pursuit costs as the Company focused on its pursuit of the Archstone Acquisition.
Merger expenses from continuing operations, which includes direct costs incurred from the Archstone Acquisition such as investment banking and legal/accounting costs, increased approximately $17.8 million as a result of the closing of the Archstone Acquisition during the nine months ended September 30, 2013.
Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $97.3 million or 27.4% primarily as a result of $71.4 million of prepayment penalties incurred on early debt extinguishments as well as write-offs of unamortized deferred financing costs and premiums/discounts of existing mortgage notes payable to manage the Company's post Archstone 2017 maturities profile, interest expense on two loan pools assumed in conjunction with the Archstone Acquisition and $500.0 million of unsecured notes that closed in April 2013, partially offset by higher capitalized interest in 2013 and the repayment of $253.9 million of 6.625% unsecured notes in March 2012, $221.1 million of 5.500% unsecured notes in October 2012, a $543.0 million mortgage pool in March 2013 and $400.0 million of 5.200% unsecured notes in April 2013. During the nine months ended September 30, 2013, the Company capitalized interest costs of approximately $32.9 million as compared to $15.8 million for the nine months ended September 30, 2012. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the nine months ended September 30, 2013 was 4.91% (excluding prepayment penalties) as compared to 5.28% for the nine months ended September 30, 2012. The Company anticipates that interest expense from continuing operations will approximate $472.6 million to $481.1 million (excluding debt extinguishment costs) for the year ending December 31, 2013. The above assumption is based on current expectations and is forward-looking.
Income and other tax expense from continuing operations increased approximately $0.7 million primarily due to increases in taxes related to land parcel sales owned by the Company's TRS. The Company anticipates that income and other tax expense will approximate $2.6 million for the year ending December 31, 2013. The above assumption is based on current expectations and is forward-looking.
Loss from investments in unconsolidated entities due to operations increased by $3.0 million as a result of the unconsolidated joint ventures acquired as part of the Archstone transaction.

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

Net gain on sales of unconsolidated entities increased due to the gain on sale of one unconsolidated land parcel during the nine months ended September 30, 2013 as compared to no sales during the nine months ended September 30, 2012.

Net gain on sales of land parcels increased approximately $12.2 million due to the gain on sale of six land parcels during the nine months ended September 30, 2013 as compared to no land sales during the nine months ended September 30, 2012.
Discontinued operations, net increased approximately $1.6 billion between the periods under comparison. This increase is primarily due to higher gains on sales from dispositions during the nine months ended September 30, 2013 compared to the same period in 2012, partially offset by properties sold in 2013 that reflect operations for a partial period in 2013 in contrast to a full period in 2012. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended September 30, 2013 to the quarter ended September 30, 2012

For the quarter ended September 30, 2013, the Company reported diluted earnings per share/unit of $1.05 compared to $0.72 per share/unit in the same period of 2012. The difference is due primarily to higher gains from property sales in the third quarter of 2013 vs. the third quarter of 2012 and higher total property net operating income driven by the positive impact of the Company's same store and stabilized Archstone properties, partially offset by $2.0 million of merger-related expenses incurred in connection with the Archstone Acquisition, interest expense on two loan pools assumed in conjunction with the Archstone Acquisition and $500.0 million of unsecured notes that closed in April 2013, higher depreciation as a direct result of the Archstone Acquisition, the issuance of Common Shares to the public in December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the Archstone Acquisition and the Company's recognition of $70.0 million of the $150.0 million in Archstone-related termination fees.

For the quarter ended September 30, 2013, loss from continuing operations increased approximately $104.6 million when compared to the quarter ended September 30, 2012. The decrease in continuing operations is discussed below.

Revenues from the Third Quarter 2013 Same Store Properties increased $18.1 million primarily as a result of an increase in average rental rates charged to residents and a decrease in turnover. Expenses from the Third Quarter 2013 Same Store Properties increased $4.9 million primarily due to increases in real estate taxes and on-site payroll costs, partially offset by lower property management costs. The following tables provide comparative same store results and statistics for the Third Quarter 2013 Same Store Properties:

Third Quarter 2013 vs. Third Quarter 2012
Same Store Results/Statistics for 82,553 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q3 2013	$463,607	$159,302	$304,305	$1,957	95.7%	16.9%
Q3 2012	$445,521	$154,450	$291,071	$1,878	95.9%	17.2%
Change	$18,086	$4,852	$13,234	$79	(0.2%)	(0.3%)
Change	4.1%	3.1%	4.5%	4.2%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Third Quarter 2013 Same Store Properties:

Third Quarter 2013 vs. Third Quarter 2012
Same Store Operating Expenses for 82,553 Same Store Apartment Units
$ in thousands

	Actual Q3 2013	Actual Q3 2012	$ Change	% Change	% of Actual Q3 2013 Operating Expenses
Real estate taxes	$51,834	$47,551	$4,283	9.0%	32.5%
On-site payroll (1)	34,266	33,351	915	2.7%	21.5%
Utilities (2)	23,658	23,058	600	2.6%	14.9%
Repairs and maintenance (3)	22,595	21,976	619	2.8%	14.2%
Property management costs (4)	15,067	16,707	(1,640)	(9.8%)	9.5%
Insurance	5,012	4,717	295	6.3%	3.1%
Leasing and advertising	2,462	2,536	(74)	(2.9%)	1.5%
Other on-site operating expenses (5)	4,408	4,554	(146)	(3.2%)	2.8%
Same store operating expenses	$159,302	$154,450	$4,852	3.1%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the Third Quarter 2013 Same Store Properties:

	Quarter Ended September 30,
	2013	2012
	(Amounts in thousands)
Operating income	$121,394	$142,932
Adjustments:
Non-same store operating results	(107,813)	663
Fee and asset management revenue	(2,566)	(3,052)
Fee and asset management expense	1,516	1,108
Depreciation	277,336	139,337
General and administrative	14,438	10,083
Same store NOI	$304,305	$291,071

Non-same store operating results increased approximately $108.5 million and consist primarily of properties acquired in calendar years 2012 and 2013, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the quarter ended September 30, 2013, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2012 and 2013 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2013 than 2012. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $2.1 million;

▪	Operating properties acquired in 2013 as part of the Archstone transaction of $102.6 million;

▪	Other properties acquired in 2012 and 2013 of $3.2 million;

▪	Newly stabilized development and other miscellaneous properties of $0.7 million; and

▪	Partially offset by an allocation of property management costs not included in same store results and operating activities from other miscellaneous operations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $0.9 million or 46.0% as a result of higher expenses and lower revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base, partially offset by higher fees earned on management of the Company's unconsolidated development joint ventures.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $0.4 million or 2.1%. This increase is primarily attributable to an increase in payroll-related costs, partially offset by the timing of legal and professional fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $138.0 million or 99.0% primarily as a result of additional depreciation expense on properties acquired in 2013 (including the Archstone properties), development properties placed in service and capital expenditures for all properties owned. In-place residential lease intangibles are generally amortized over a six month period and can significantly elevate depreciation expense following an acquisition, especially during 2013 as a direct result of the Archstone Acquisition.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $4.4 million or 43.2% primarily due to an increase in payroll-related costs, which is largely a result of higher and accelerated long-term compensation expense for retirement eligible employees and higher compensation related to the Archstone transaction.

Interest and other income from continuing operations decreased $69.3 million or 98.8% primarily due to the Company recognizing $70.0 million of the $150.0 million in Archstone-related termination fees during the quarter ended September 30, 2012.

Other expenses from continuing operations were consistent between the periods under comparison.

Merger expenses from continuing operations, which includes direct costs incurred from the Archstone Acquisition such as investment banking and legal/accounting costs, remained relatively consistent between the periods under comparison.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $7.8 million or 6.7% primarily as a result of interest expense on two loan pools assumed in conjunction with the Archstone Acquisition and $500.0 million of unsecured notes that closed in April 2013, partially offset by higher capitalized interest in 2013 and the repayment of $221.1 million of 5.500% unsecured notes in October 2012, a $543.0 million mortgage pool in March 2013 and $400.0 million of 5.200% unsecured notes in April 2013. During the quarter ended September 30, 2013, the Company capitalized interest costs of approximately $12.9 million as compared to $5.7 million for the quarter ended September 30, 2012. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended September 30, 2013 was 4.69% as compared to 5.27% for the quarter ended September 30, 2012.

Income and other tax expense from continuing operations increased approximately $0.3 million primarily due to increases in all other taxes.
Loss from investments in unconsolidated entities due to operations increased approximately $1.5 million as a result of the unconsolidated joint ventures acquired as part of the Archstone transaction.
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

Net gain on sales of unconsolidated entities increased due to the gain on sale of one unconsolidated land parcel during the quarter ended September 30, 2013 as compared to no sales during the quarter ended September 30, 2012.

Net loss on sales of land parcels increased approximately $2.4 million due to the loss on sale of one land parcel during the quarter ended September 30, 2013 as compared to no land sales during the quarter ended September 30, 2012.

Discontinued operations, net increased approximately $260.0 million between the periods under comparison. This increase is primarily due to higher gains on sales from dispositions during the quarter ended September 30, 2013 compared to the same period in 2012, partially offset by properties sold in 2013 that reflect operations for a partial period in 2013 in contrast to a full period in 2012. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2013, the Company had approximately $612.6 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $152.2 million and it had $1.72 billion available under its revolving credit facility (net of $30.2 million which was restricted/dedicated to support letters of credit). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at September 30, 2013 was approximately $972.8 million and the amount available on its revolving credit facility was $2.47 billion (net of $34.9 million which was restricted/dedicated to support letters of credit).
During the nine months ended September 30, 2013, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of 92 consolidated properties, one commercial building and six land parcels, receiving net proceeds of approximately $4.4 billion;

▪	Disposed of one unconsolidated land parcel and a portion of the Company's unconsolidated interest in German residential real estate, receiving net proceeds of $25.5 million;

▪	Obtained $750.0 million of proceeds from its senior unsecured delayed draw term loan facility that was drawn upon in connection with the Archstone Acquisition;

▪
Issued $500.0 million of ten-year 3.00% fixed rate public notes, receiving net proceeds of $495.6 million before underwriting fees and other expenses, at an all-in effective interest rate of 3.998%; and

▪
Issued approximately 0.6 million Common Shares and received net proceeds of $19.0 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the nine months ended September 30, 2013, the above proceeds were primarily utilized to:

▪	Acquire the Archstone Portfolio for approximately $4.0 billion in cash (see Note 4 for details of the transaction);

▪	Acquire one additional rental property and one additional land parcel for approximately $108.3 million;

▪	Invest $257.0 million primarily in development projects; and

▪	Repay $711.3 million of mortgage loans and $400.0 million of unsecured notes.

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
In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years (later increased by 5.7 million Common Shares and extended to February 2014) into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. EQR has not issued any shares under this program since September 14, 2012.  Through October 31, 2013, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million. On July 30, 2013, the Company filed a new universal shelf registration statement to replace its existing universal shelf registration statement, which expired October 15, 2013. The Board of Trustees also approved an increase to the amount of shares which be may offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016.

EQR has a share repurchase program authorized by the Board of Trustees under which it previously had authorization to repurchase up to $464.6 million of its shares. Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million shares. No shares were repurchased during 2013 through October 31, 2013 or at any time for open market repurchases since 2008.
Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.
The Company’s total debt summary and debt maturity schedules as of September 30, 2013 are as follows:

Debt Summary as of September 30, 2013
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$6,230,675	53.2%	4.25%	6.6
Unsecured	5,476,522	46.8%	4.93%	4.8
Total	$11,707,197	100.0%	4.58%	5.7
Fixed Rate Debt:
Secured – Conventional	$5,547,506	47.4%	4.67%	5.0
Unsecured – Public/Private	4,726,522	40.4%	5.57%	5.3
Fixed Rate Debt	10,274,028	87.8%	5.09%	5.2
Floating Rate Debt:
Secured – Conventional	57,133	0.5%	2.33%	1.0
Secured – Tax Exempt	626,036	5.3%	0.60%	19.4
Unsecured – Public/Private	750,000	6.4%	1.66%	1.3
Unsecured – Revolving Credit Facility	—	—	1.28%	4.5
Floating Rate Debt	1,433,169	12.2%	1.23%	9.4
Total	$11,707,197	100.0%	4.58%	5.7

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the nine months ended September 30, 2013.
Note: The Company capitalized interest of approximately $32.9 million and $15.8 million during the nine months ended September 30, 2013 and 2012, respectively. The Company capitalized interest of approximately $12.9 million and $5.7 million during the quarters ended September 30, 2013 and 2012, respectively.

Debt Maturity Schedule as of September 30, 2013
(Amounts in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2013	$3,004		$131		$3,135	0.0%	5.41%	5.32%
2014	1,517,991	(2)	49,017		1,567,008	13.4%	5.67%	5.57%
2015	420,449		750,000	(3)	1,170,449	10.0%	6.28%	3.12%
2016	1,193,251		—		1,193,251	10.2%	5.34%	5.34%
2017	2,171,735	(4)	456		2,172,191	18.6%	6.20%	6.20%
2018	84,355		724		85,079	0.7%	5.61%	5.61%
2019	806,634		20,766		827,400	7.1%	5.48%	5.35%
2020	1,678,601		809		1,679,410	14.3%	5.49%	5.49%
2021	1,195,243		856		1,196,099	10.2%	4.63%	4.64%
2022	228,933		905		229,838	2.0%	3.17%	3.18%
2023+	800,999		675,944		1,476,943	12.6%	4.22%	2.50%
Premium/(Discount)	172,833		(66,439)		106,394	0.9%	N/A	N/A
Total	$10,274,028		$1,433,169		$11,707,197	100.0%	5.43%	4.86%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of September 30, 2013.

(2)
On October 1, 2013, the Company paid off the $963.5 million outstanding of 5.883% mortgage debt assumed as a part of the Archstone transaction, prior to the November 1, 2014 maturity date. Following this payoff, remaining debt maturing in 2014 totals $603.5 million.

(3)	Includes the Company's senior unsecured $750.0 million delayed draw term loan facility that matures on January 11, 2015 and is subject to a one-year extension option exercisable by the Company.

(4)
Includes $1.27 billion in Archstone mortgage notes payable of which $825.0 million was paid off on October 31, 2013. The approximately $440.0 million balance remains outstanding and continues to mature in November 2017. The remaining debt maturing in 2017 totals $1.3 billion.

The following table provides a summary of the Company’s unsecured debt as of September 30, 2013:

Unsecured Debt Summary as of September 30, 2013
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	5.250%	09/15/14		$500,000	$(59)	$499,941
	6.584%	04/13/15		300,000	(165)	299,835
	5.125%	03/15/16		500,000	(130)	499,870
	5.375%	08/01/16		400,000	(526)	399,474
	5.750%	06/15/17		650,000	(1,907)	648,093
	7.125%	10/15/17		150,000	(262)	149,738
	4.750%	07/15/20		600,000	(3,090)	596,910
	4.625%	12/15/21		1,000,000	(3,112)	996,888
	3.000%	04/15/23		500,000	(4,227)	495,773
	7.570%	08/15/26		140,000	—	140,000
				4,740,000	(13,478)	4,726,522
Floating Rate Notes:
Delayed Draw Term Loan Facility	LIBOR+1.20%	01/11/15	(1)(2)	750,000	—	750,000
				750,000	—	750,000
Revolving Credit Facility:	LIBOR+1.05%	04/01/18	(1)(3)	—	—	—
Total Unsecured Debt				$5,490,000	$(13,478)	$5,476,522

(1)	Facilities are private. All other unsecured debt is public.

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

(3)
On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.05%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of September 30, 2013, there was approximately $2.47 billion available on the Company's unsecured revolving credit facility.

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
The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2013 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of September 30, 2013
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$6,230,675	53.2%
Unsecured Debt			5,476,522	46.8%
Total Debt			11,707,197	100.0%	36.8%
Common Shares (includes Restricted Shares)	360,395,959	96.2%
Units (includes OP Units and LTIP Units)	14,200,376	3.8%
Total Shares and Units	374,596,335	100.0%
Common Share Price at September 30, 2013	$53.57
			20,067,126	99.8%
Perpetual Preferred Equity (see below)			50,000	0.2%
Total Equity			20,117,126	100.0%	63.2%
Total Market Capitalization			$31,824,323		100.0%

Equity Residential
Perpetual Preferred Equity as of September 30, 2013
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preferred Equity		1,000,000	$50,000		$4,145

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2013 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of September 30, 2013
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$6,230,675	53.2%
Unsecured Debt		5,476,522	46.8%
Total Debt		11,707,197	100.0%	36.8%
Total outstanding Units	374,596,335
Common Share Price at September 30, 2013	$53.57
		20,067,126	99.8%
Perpetual Preference Units (see below)		50,000	0.2%
Total Equity		20,117,126	100.0%	63.2%
Total Market Capitalization		$31,824,323		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of September 30, 2013
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preference Units		1,000,000	$50,000		$4,145
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
The Company has a flexible dividend policy which it believes will generate payouts closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. The Company intends to pay an annual cash dividend equal to approximately 65% of Normalized FFO for the year. Subject to Board of Trustees approval, the Company anticipates the expected dividend payout will range from $1.84 to $1.85 per share/Unit ($0.40 per share/Unit for each of the first three quarters with the balance for the fourth quarter) for the year ending December 31, 2013 to bring the total payment to approximately 65% of Normalized FFO for the year. The above assumption is based on current expectations and is forward-looking. While our dividend policy makes it less likely we will over distribute, it will also lead to a dividend reduction more quickly than a fixed dividend policy should operating results deteriorate. However, whether due to changes in the dividend policy or otherwise, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company’s financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company believes that its expected combined 2012 and 2013 operating cash flow will be sufficient to cover capital expenditures and distributions.
The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities and capital improvements through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $26.7 billion in investment in real estate on the Company’s balance sheet at September 30, 2013, $16.6 billion or 62.0% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.
ERPOP’s credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt are BBB+, Baa1 and BBB+, respectively. EQR’s equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity are BBB+, Baa2 and BBB-, respectively.
The Archstone transaction, related financing activities and property sales have altered our unsecured public debt covenants. See the following table for a comparison of these covenants at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Total Debt to Adjusted Total Assets (not to exceed 60%)	42.2%	38.6%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	22.4%	17.6%
Consolidated Income Available for Debt Service to
Maximum Annual Service Charges
(must be at least 1.5 to 1)	2.65	3.00
Total Unsecured Assets to Unsecured Debt
(must be at least 150%)	324.6%	346.3%
On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 1.05%) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. As of October 31, 2013, there was available borrowings of $2.23 billion (net of $44.9 million which was restricted/dedicated to support letters of credit and net of $226.0 million outstanding) on the revolving credit facility. This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.
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

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to September 30, 2013.

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
For the nine months ended September 30, 2013, our actual improvements to real estate totaled approximately $96.9 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Nine Months Ended September 30, 2013

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (3)	81,099	$36,029	$444	$34,737	$429	$70,766	$873
Non-Same Store Properties (4)	22,698	11,230	610	9,758	530	20,988	1,140
Other (5)	—	2,899		2,213		5,112
Total	103,797	$50,158		$46,708		$96,866

(1)
Total Apartment Units – Excludes 837 unconsolidated apartment units and 5,161 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $15.2 million spent during the nine months ended September 30, 2013 on apartment unit renovations/rehabs (primarily kitchens and baths) on 2,046 apartment units (equating to about $7,400 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2012, less properties subsequently sold.

(4)
Non-Same Store Properties – Primarily includes all properties acquired during 2012 and 2013, plus any properties in lease-up and not stabilized as of January 1, 2012. Per apartment unit amounts are based on a weighted average of 18,413 apartment units. Includes approximately seven months of activity for the Archstone properties.

(5)	Other – Primarily includes expenditures for properties sold during the period.
For 2013, the Company estimates that it will spend approximately $1,200 per apartment unit of capital expenditures for the approximately 80,000 apartment units that the Company expects to have in its annual same store set, inclusive of apartment unit renovation/rehab costs, or $950 per apartment unit excluding apartment unit renovation/rehab costs. In 2013, the Company expects to spend approximately $30.0 million for all unit renovation/rehab costs, of which approximately $20.0 million will be spent on same store properties, at a weighted average cost of $7,000 to $8,000 per apartment unit rehabbed. The above assumptions are based on current expectations and are forward-looking.
During the nine months ended September 30, 2013, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $3.4 million. The Company expects to fund approximately $0.8 million in total additions to non-real estate property for the remainder of 2013. The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2013.

Other

Total distributions paid in October 2013 amounted to $149.8 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the third quarter ended September 30, 2013.

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

San Norterra – This venture is currently developing certain land parcels into a 388 unit apartment building located in Phoenix, Arizona. The Company has an 85% equity interest with an initial basis of $16.9 million. Total project costs are approximately $56.3 million and construction is being partially funded with a construction loan that is guaranteed by the partner and non-recourse to the Company. The loan has a maximum debt commitment of $34.8 million and a current unconsolidated outstanding balance of $30.8 million; the loan bears interest at LIBOR plus 2.00% and matures January 6, 2015. The partner is the managing member and is developing the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

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

Parkside at Emeryville – This venture is currently developing certain land parcels into a 180 unit apartment building located in Emeryville, California. The Company has a 5% equity interest with an initial obligation of approximately $2.1 million. Total project costs are expected to be approximately $75.0 million and construction is being partially funded with a construction loan. The loan has a maximum debt commitment of $39.5 million and a current unconsolidated outstanding balance of $5.7 million; the loan bears interest at LIBOR plus 2.25% and matures August 14, 2015. The Company has given a repayment guaranty on the construction loan of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees. The partner is the managing member and is developing the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets that are held for sale, such as interests in a German portfolio of apartment buildings, and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $105.1 million. The venture is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the venture is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the nine months ended September 30, 2013, the Company purchased with AVB $65.0 million (of which the Company's 60% share was $39.0 million) of the preferred interests assumed by Legacy JV. At September 30, 2013, the remaining preferred interests have an aggregate liquidation value of $88.3 million. Obligations of the venture are borne 60% by the Company and 40% by AVB. The venture is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the venture is unconsolidated and recorded using the equity method of accounting.

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These projects are now unconsolidated. Details of these projects follow:

•
Nexus Sawgrass – This development project was substantially completed as of September 30, 2013. Total project costs are expected to be approximately $78.2 million and construction is being predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $45.2 million; the loan bears interest at 5.60% and matures January 1, 2021.

•
Domain – This project is currently under development. Total project costs are expected to be approximately $154.6 million and construction is being predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $82.2 million; the loan bears interest at 5.75% and matures January 1, 2022.

While the Company is the managing member of both of the joint ventures, was/is responsible for constructing both of the projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The Company currently has no further funding obligations related to these projects. The Company's strategy with respect to these ventures was to reduce its financial risk related to the development of the properties. However, management does not believe that these investments have a materially different impact upon the Company's liquidity, cash flows, capital resources, credit or market risk than its other consolidated development activities.

As of September 30, 2013, the Company has 13 consolidated projects (including 400 Park Avenue South in New York City which the Company is jointly developing with Toll Brothers and Park Aire in which the Company acquired a 95% interest in connection with the Archstone transaction – see Note 12 in the Notes to Consolidated Financial Statements for further discussion) totaling 3,327 apartment units and three unconsolidated projects totaling 1,012 apartment units in various stages of development with estimated completion dates ranging through June 30, 2016, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 12 of the Company’s Consolidated Financial Statements.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.
As a result of the Archstone transaction, the Company’s contractual obligations for the next five years and thereafter have changed materially from the amounts and disclosures included in the Company's annual report on Form 10-K and are summarized below as of September 30, 2013:

Payments Due by Year (in thousands)
	Remaining
Contractual Obligations	2013	2014	2015	2016	2017	2018	Thereafter	Total
Debt:
Principal (a)	$3,135	$1,567,008	$1,170,449	$1,193,251	$2,172,191	$85,079	$5,516,084	$11,707,197
Interest (b)	138,980	533,680	447,883	398,298	339,227	259,443	690,966	2,808,477
Operating Leases:
Minimum Rent Payments (c)	3,578	14,088	14,666	14,734	14,507	10,771	851,009	923,353
Other Long-Term Liabilities:
Deferred Compensation (d)	180	1,378	1,705	1,705	1,705	1,705	5,596	13,974
Total	$145,873	$2,116,154	$1,634,703	$1,607,988	$2,527,630	$356,998	$7,063,655	$15,453,001

(a)	Amounts include aggregate principal payments only.

(b)
Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at September 30, 2013 and inclusive of capitalized interest. For floating rate debt, the current rate in effect for the most recent payment through September 30, 2013 is assumed to be in effect through the respective maturity date of each instrument.

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

During the nine months ended September 30, 2013 and 2012, the Company capitalized $12.5 million and $11.1 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

For the nine months ended September 30, 2013, Funds From Operations ("FFO") available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units decreased $64.2 million, or 9.4%, and increased $128.8 million, or 20.1%, respectively, as compared to the nine months ended September 30, 2012.

For the quarter ended September 30, 2013, FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units decreased $25.0 million, or 8.6%, and increased $42.2 million, or 18.1%, respectively, as compared to the quarter ended September 30, 2012.

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the nine months and quarters ended September 30, 2013 and 2012:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2013	2012	2013	2012
Net income	$1,789,483	$496,805	$391,717	$236,323
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	1,101	(457)	311	312
Preferred/preference distributions	(3,109)	(9,319)	(1,037)	(2,386)
Premium on redemption of Preferred Shares/Preference Units	—	(5,150)	—	(5,150)
Net income available to Common Shares and Units / Units	1,787,475	481,879	390,991	229,099

Adjustments:
Depreciation	798,121	422,148	277,336	139,337
Depreciation – Non-real estate additions	(3,626)	(4,211)	(1,153)	(1,430)
Depreciation – Partially Owned and Unconsolidated Properties	(3,074)	(2,395)	(566)	(798)
Net (gain) on sales of unconsolidated entities	(16)	—	(16)	—
Discontinued operations:
Depreciation	31,976	94,792	2,273	29,497
Net (gain) on sales of discontinued operations	(1,990,577)	(307,447)	(401,703)	(103,394)
Net incremental gain on sales of condominium units	7	49	—	—
Gain on sale of Equity Corporate Housing (ECH)	709	350	108	—
FFO available to Common Shares and Units / Units (1) (3) (4)	620,995	685,165	267,270	292,311

Adjustments:
Asset impairment and valuation allowances	—	—	—	—
Property acquisition costs and write-off of pursuit costs	78,694	14,898	2,578	4,004
Debt extinguishment (gains) losses, including prepayment penalties preferred share/preference unit redemptions and non-cash convertible
debt discounts	78,820	7,491	—	6,114
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(13,725)	(491)	1,499	—
Other miscellaneous non-comparable items	3,361	(67,687)	3,361	(69,910)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$768,145	$639,376	$274,708	$232,519

FFO (1) (3)	$624,104	$699,634	$268,307	$299,847
Preferred/preference distributions	(3,109)	(9,319)	(1,037)	(2,386)
Premium on redemption of Preferred Shares/Preference Units	—	(5,150)	—	(5,150)
FFO available to Common Shares and Units / Units (1) (3) (4)	$620,995	$685,165	$267,270	$292,311

Normalized FFO (2) (3)	$771,254	$648,695	$275,745	$234,905
Preferred/preference distributions	(3,109)	(9,319)	(1,037)	(2,386)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$768,145	$639,376	$274,708	$232,519

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
The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s mortgage notes payable and unsecured notes were approximately $6.4 billion and $5.8 billion, respectively, at September 30, 2013.
At September 30, 2013, the Company had total outstanding floating rate debt of approximately $1.4 billion, or 12.2% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 12 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $1.8 million. If market rates of interest on all of the floating rate debt permanently decreased by 12 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $1.8 million.
At September 30, 2013, the Company had total outstanding fixed rate debt of approximately $10.3 billion, or 87.8% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 51 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $9.3 billion. If market rates of interest permanently decreased by 51 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $11.4 billion.
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

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of September 30, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of September 30, 2013, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the third quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

(a) Unregistered Common Shares Issued in the Quarter Ended September 30, 2013 - Equity Residential

During the quarter ended September 30, 2013, EQR issued 11,677 Common Shares in exchange for 11,677 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits – See the Exhibit Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	November 7, 2013	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2013	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	November 7, 2013	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2013	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location

*10.1	Second Amendment to 2011 Share Incentive Plan.	Attached herein.

*10.2	Fourth Amendment to Second Restated 2002 Share Incentive Plan.	Attached herein.

31.1	Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

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
Attached herein.

101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.

*Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.