Form 10-K
period 2013-12-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2014-02-27
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended DECEMBER 31, 2013
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
The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $20.5 billion based upon the closing price on June 30, 2013 of $58.06 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of who may not be held to be affiliates upon judicial determination.
The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 21, 2014 was 361,079,202.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information that will be contained in Equity Residential's Proxy Statement relating to its 2013 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2013, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 96.2% owner of ERP Operating Limited Partnership.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2013 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of December 31, 2013 owned an approximate 96.2% ownership interest in ERPOP. The remaining 3.8% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

This report also includes separate Part II, Item 9A. Controls and Procedures sections and separate Exhibits 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934 and 18 U.S.C. §1350.

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

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

		PAGE
PART I.
Item 1.	Business	7
Item 1A.	Risk Factors	11
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	29
Item 3.	Legal Proceedings	32
Item 4.	Mine Safety Disclosures	32
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	63
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	65
Item 9A.	Controls and Procedures	65
Item 9B.	Other Information	66
PART III.
Item 10.	Trustees, Executive Officers and Corporate Governance	67
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
Item 13.	Certain Relationships and Related Transactions, and Trustee Independence	67
Item 14.	Principal Accounting Fees and Services	67
PART IV.
Item 15.	Exhibits and Financial Statement Schedules	68

EX-10.40
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
EQR is the general partner of, and as of December 31, 2013 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of December 31, 2013, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 390 properties located in 12 states and the District of Columbia consisting of 109,855 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	362	98,468
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,752
Partially Owned Properties – Unconsolidated	4	1,669
Military Housing	2	5,113
	390	109,855

The Company's corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of December 31, 2013, the Company had approximately 3,600 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.
Certain capitalized terms used herein are defined in the Notes to Consolidated Financial Statements. See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
Available Information
You may access our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports we file with the SEC free of charge at our website, www.equityresidential.com. These reports are made available at our website as soon as reasonably practicable after we file them with the SEC. The information contained on our website, including any information referred to in this report as being available on our website, is not a part of or incorporated into this report.
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
We use technology to engage our customers in the way that they want to be engaged. Many of our residents utilize our web-based resident portal which allows them to sign and renew their leases, review their accounts and make payments, provide feedback and make service requests on-line.
Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt, sales of properties and joint venture agreements. In addition, the Company may acquire properties in transactions that include the issuance of limited partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales. The Company may acquire land parcels to hold and/or sell based on market opportunities as well as options to buy more land in the future. The Company may also seek to acquire properties by purchasing defaulted or distressed debt that encumbers desirable properties in the hope of obtaining title to property through foreclosure or deed-in-lieu of foreclosure proceedings. The Company has also, in the past, converted some of its properties and sold them as condominiums but is not currently active in this line of business.
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 162,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $15.6 billion, acquired over 66,000 apartment units primarily in its core markets for approximately $19.0 billion and began approximately $4.1 billion of development projects primarily in its core markets. We are currently seeking to acquire and develop assets primarily in the following six core coastal metropolitan areas: Boston, New York, Washington DC, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 11.9% of our NOI at December 31, 2013) in the two core markets of South Florida and Denver but do not currently intend to acquire or develop new assets in these markets. Further, we are in the process of exiting Phoenix and Orlando and will use sales proceeds from these markets to acquire and/or develop new assets and for other corporate purposes.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties and takes options on land or acquires land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of December 31, 2013, no single market/metropolitan area accounted for more than 18.6% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
We endeavor to attract and retain the best employees by providing them with the education, resources and opportunities to succeed. We provide many classroom and on-line training courses to assist our employees in interacting with prospects and residents as well as extensively train our customer service specialists in maintaining our properties and improvements, equipment and appliances. We actively promote from within and many senior corporate and property leaders have risen from entry level or junior positions. We monitor our employees' engagement by surveying them annually and have consistently received high engagement scores.
We have a commitment to sustainability and consider the environmental impacts of our business activities. Sustainability and social responsibility are key drivers in our focus in creating the best apartment communities for residents to live, work and play. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. For additional information regarding our sustainability efforts, see our December 2013 Corporate Social Responsibility and Sustainability Report at our website, www.equityresidential.com.
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

Archstone Transaction

On February 27, 2013, the Company, AvalonBay Communities, Inc. (“AVB”) and certain of their respective subsidiaries completed their previously announced acquisition (the “Archstone Acquisition” or the "Archstone Transaction") from Archstone Enterprise LP (“Enterprise”) (which subsequently changed its name to Jupiter Enterprise LP), an affiliate of Lehman Brothers Holdings, Inc. (“Lehman”) and its affiliates, of all of the assets of Enterprise (including interests in various entities affiliated with Enterprise), constituting a portfolio of apartment properties and other assets (the “Archstone Portfolio”). As a result of the Archstone Acquisition, the Company owns assets representing approximately 60% of the Archstone Portfolio. The consideration paid by the Company in connection with the Archstone Acquisition consisted of cash of approximately $4.0 billion (inclusive of $2.0 billion of Archstone secured mortgage principal paid off in conjunction with the closing), 34,468,085 Common Shares (which shares had a total value of $1.9 billion based on the February 27, 2013 closing price of EQR common shares of $55.99 per share) issued to the seller and the assumption of approximately $3.1 billion of mortgage debt (inclusive of a net mark-to-market premium of $127.9 million) and approximately 60% of all of the other assets and liabilities related to the Archstone Portfolio. See Note 4 in the Notes to Consolidated Financial Statements for further discussion.
Debt and Equity Activity
EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. In addition, ERPOP issues OP Units and preference interests ("Preference Units") from time to time.
Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s and the Operating Partnership's Capital Structure charts as of December 31, 2013.

Major Debt and Equity Activities for the Years Ended December 31, 2013, 2012 and 2011
During 2013:

▪
The Company assumed as part of the Archstone Transaction $2.2 billion of mortgage debt held in two Fannie Mae loan pools, consisting of $1.2 billion collateralized by 16 properties with an interest rate of 6.256% and a maturity date of November 1, 2017 ("Pool 3") and $963.5 million collateralized by 15 properties with an interest rate of 5.883% and a maturity date of November 1, 2014 ("Pool 4").

▪	The Company paid down $825.0 million of Pool 3 mortgage debt and repaid $963.5 million of Pool 4 mortgage debt.

▪
The Company assumed as part of the Archstone Transaction $346.6 million of tax-exempt bonds on four properties with interest rates ranging from SIFMA plus 0.860% to SIFMA plus 1.402% and maturity dates through November 15, 2036.

▪
The Company assumed as part of the Archstone Transaction $339.0 million of other mortgage debt on three properties with fixed interest rates ranging from 0.100% to 5.240% and maturity dates through May 1, 2061.

▪	The Company assumed as part of the Archstone Transaction $34.1 million of other mortgage debt on one property with a variable rate of LIBOR plus 1.75% and a maturity date of September 1, 2014.

▪	The Company obtained an $800.0 million secured loan from a large insurance company which matures on November 10,

2023, is interest only and carries a fixed interest rate of 4.21% and was used in part to pay down Pool 3.

▪	The Company repaid $400.0 million of 5.200% unsecured notes at maturity.

▪
The Company issued $500.0 million of ten-year 3.00% fixed rate public notes, receiving net proceeds of $495.6 million before underwriting fees and other expenses, at an all-in effective interest rate of 3.998%.

▪
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

▪
The Company issued 34,468,085 Common Shares to an affiliate of Lehman having a value of $1.9 billion (based on the February 27, 2013 closing price of EQR Common Shares of $55.99 per share) as partial consideration for the portion of the Archstone Portfolio acquired by the Company. Lehman has since sold all of these Common Shares.

▪	The Company issued 586,017 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $17.3 million.

▪	The Company issued 73,468 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $3.4 million.
During 2012:

•	The Company repaid $253.9 million of 6.625% unsecured notes and $222.1 million of 5.500% unsecured notes, both at maturity.

•	The Company repaid its $500.0 million term loan at maturity.

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
An unspecified amount of equity and debt securities remains available for issuance by EQR and ERPOP under a universal shelf registration statement that automatically became effective upon filing with the SEC on July 30, 2013 and expires on July 30, 2016. In July 2013, the Board of Trustees also approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
On June 16, 2011, the shareholders of EQR approved the Company's 2011 Share Incentive Plan, as amended (the "2011 Plan"), and the Company filed a Form S-8 registration statement to register 12,980,741 Common Shares under this plan. As of December 31, 2013, 9,562,775 shares were available for future issuance. See Note 12 in the Notes to Consolidated Financial Statements for further discussion.
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

As of February 21, 2014, the amount available on the $2.5 billion credit facility was $2.1 billion (net of $34.9 million which was restricted/dedicated to support letters of credit and net of $360.0 million outstanding). As of December 31, 2013, the amount available on the $2.5 billion credit facility was $2.35 billion (net of $34.9 million which was restricted/dedicated to support letters of credit and net of $115.0 million outstanding). During the year ended December 31, 2013, the weighted average interest rate was 1.26%. As of December 31, 2012, the amount available on the $1.75 billion credit facility was $1.72 billion (net of $30.2 million which was restricted/dedicated to support letters of credit) and there was no amount outstanding. During the year ended December 31, 2012, the weighted average interest rate was 1.35%.
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
Our performance and securities value are subject to risks associated with the real estate industry.
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
We may be unable to renew leases or relet units as leases expire.
When our residents decide to leave our apartments, whether because they decide not to renew their leases or they leave prior to their lease expiration date, we may not be able to relet their apartment units. Even if the residents do renew or we can relet the apartment units, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. If residents do not experience increases in their income, we may be unable to increase rent and/or delinquencies may increase. Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily and single family housing, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, governmental regulations, slow or negative employment growth and household formation, the availability of low interest mortgages for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond the Company's control. In addition, various state and local municipalities are considering and may continue to consider rent control legislation or take other actions which could limit our ability to raise rents. Finally, the federal government's policies, many of which may encourage home ownership, can increase competition and possibly limit our ability to raise rents. Consequently, our cash flow and ability to service debt and make distributions to security holders could be reduced.
The retail/commercial space at our properties primarily serves as an additional amenity for our residents. The long term nature of our retail/commercial leases (generally five to ten years with market based renewal options) and the characteristics of many of our tenants (generally small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our existing retail/commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. Our properties compete with other properties with retail/commercial space. The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain. If our retail/commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations which could adversely impact our results of operations and financial condition. The revenues from our retail/commercial space represent approximately 4% of our total rental income.
We increased our concentration of properties in certain core markets as a result of the Archstone Transaction, which could have an adverse effect on our operations if a particular market is adversely affected by economic or other conditions.

As a result of the Archstone Transaction, we increased our concentration of properties in certain core markets as a result of our strategy to reposition our portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. If any one or more of such core markets, such as Washington D.C., Southern California, New York or San Francisco, is adversely affected by local or regional economic conditions (such as business layoffs, industry slowdowns, changing demographics and other factors) or local real estate conditions (such as oversupply of or reduced demand for multifamily properties), such conditions may have an increased adverse impact on our results of operations than if our portfolio was more geographically diverse.

Because real estate investments are illiquid, we may not be able to sell properties when appropriate.
Real estate investments generally cannot be sold quickly. We may not be able to reconfigure our portfolio promptly in response to economic or other conditions. This inability to reallocate our capital promptly could adversely affect our financial condition and ability to make distributions to our security holders.
New acquisitions, development projects and/or rehabs may fail to perform as expected and competition for acquisitions may result in increased prices for properties.
We intend to actively acquire, develop and rehab multifamily properties for rental operations as market conditions dictate. We may also acquire multifamily properties that are unoccupied or in the early stages of lease up. We may be unable to lease up these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rates as well as higher than expected concessions. We may not be able to achieve rents that are consistent with expectations for acquired, developed or rehabbed properties. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position, to complete a development property or to complete a rehab. Additionally, we expect that other real estate investors with capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts. This competition (or lack thereof) may increase (or depress) prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. We have acquired in the past and intend to continue to pursue the acquisition of properties and portfolios of properties, including large portfolios, that could increase our size and result in alterations to our capital structure. The total number of apartment units under development, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.
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
We currently do and may continue in the future to develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. A portion of the assets acquired in the Archstone Transaction were acquired through joint ventures with AVB that neither we nor AVB control solely. Joint venture investments, including the joint ventures with AVB, involve risks not present with respect to our wholly owned properties, including the following:

•
our joint venture partners might experience financial distress, become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a property or increase our financial commitment to the joint venture;

•	we may be responsible to our partners for indemnifiable losses;

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
Several of the assets we acquired in the Archstone Transaction along with certain preferred interests acquired in joint ventures with AVB as part of the Archstone Transaction are subject to tax protection agreements, which could limit our flexibility with respect to our ownership of such assets or cause us to incur material costs.

Several of the assets we acquired in the Archstone Transaction were contributed to Archstone subject to various agreements limiting the ability of the owner of the property to take actions that would trigger income tax liability for the contributing owner of the property, including a taxable disposition of the property. In addition, we will also be required to maintain a certain amount of qualified nonrecourse financing on the tax protected properties during their respective restricted periods. Our obligations relating to the tax protected properties may affect the way in which we conduct our business, including whether, when and under what circumstances we sell properties or interests therein and the timing and nature of our financings and refinancing transactions. As a result, we may not be able to dispose of or refinance the tax protected properties when to do so may have otherwise been favorable to us and our shareholders, which could have a material adverse effect on our results of operations and financial condition. Certain preferred interests acquired in joint ventures with AVB as part of the Archstone Transaction have complex tax requirements that, if violated, may cause us to be required to indemnify the preferred stockholders for certain tax protection costs.
Changes in market conditions and volatility of share prices could adversely affect the market price of our Common Shares.
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

We may not have sufficient cash flows from operations after capital expenditures to cover our distributions and our dividend policy may lead to quicker dividend reductions.
We generally consider our cash flows provided by operating activities after capital expenditures to be adequate to meet operating requirements and payment of distributions to our security holders. However, there may be times when we experience shortfalls in our coverage of distributions, which may cause us to consider reducing our distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, our financial condition may be adversely affected and we may not be able to maintain our current distribution levels. While our current dividend policy makes it less likely we will over distribute, it will also lead to a dividend reduction more quickly should operating results deteriorate. See Item 7 for additional discussion regarding our dividend policy.
The value of investment securities could result in losses to the Company.
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
Any weaknesses identified in our internal control over financial reporting could have an adverse effect on our share price.
Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting. If we identify one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have an adverse effect on our share price.
The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our reputation and business relationships, all of which could negatively impact our financial results.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced. Our primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our reputation, damage to our business relationships with our residents/tenants and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.
Changes in laws and litigation risk could affect our business.
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
Environmental problems are possible and can be costly.
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
Insurance policy deductibles, exclusions and counterparties

As of December 31, 2013, the Company's property insurance policies provide for a per occurrence deductible of $250,000 and a self-insured retention of $5.0 million per occurrence, subject to a maximum annual aggregate self-insured retention of $7.5 million for “all risk” losses. Any earthquake and named windstorm losses in critical areas are subject to a deductible of 5% of the values of the buildings involved in the losses and are not subject to the aggregate self-insured retention. The Company also typically self-insures a substantial portion of the first $50 million of a property loss in excess of these base deductibles and self-insured retentions. Should a claim exceed these amounts, it would be 100% covered by insurance. The Company's general liability and worker's compensation policies at December 31, 2013 provide for a $2.0 million and $1.0 million per occurrence deductible, respectively. These higher deductible and self-insured retention amounts do expose the Company to greater potential uninsured losses. The Company also has become more susceptible to large losses as it has transformed its portfolio, becoming more concentrated in fewer, more valuable assets over a smaller geographical footprint. Furthermore, the potential impact of climate change, increased severe weather or earthquakes could cause a significant increase in insurance premiums and deductibles, or a decrease in the availability of coverage, either of which could expose the Company to even greater uninsured losses which may adversely affect our financial condition or results of operations.

The Company also has $750.0 million in terrorism insurance coverage, with a $100,000 deductible. This coverage excludes losses from nuclear, biological and chemical attacks. In the event of a terrorist attack impacting one or more of our properties, we could lose the revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses.

As of December 31, 2013, the Company's cyber liability insurance policy provides for a per occurrence deductible of $250,000 and a $5.0 million general limit. Cyber liability insurance generally covers costs associated with the wrongful release, through inadvertent breach or network attack, of personally identifiable information such as social security or credit card numbers. This cyber policy would cover the cost of victim notification, credit monitoring and other crisis response expenses.

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

The inability of Lehman to fulfill its indemnification obligations to us under the purchase agreement for the Archstone Transaction could increase our liabilities and adversely affect our results of operations and financial condition.

In addition to certain indemnification obligations of each party to the purchase agreement for the Archstone Transaction relating to breaches of fundamental representations and warranties and breaches of covenants and certain other specified matters, we negotiated as a term in the purchase agreement that Lehman retain responsibility for and indemnify us against damages resulting from certain third-party claims or other liabilities. These third-party claims and other liabilities include, without limitation, costs associated with various litigation matters. Lehman filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in September 2008 and is currently in the process of post-petition liquidation. If Lehman completes its liquidation prior to the termination of their indemnity obligations to us under the purchase agreement, or otherwise distributes substantially all of its assets to its creditors prior to such time, Lehman may not be able to satisfy its obligations with respect to claims and retained liabilities covered by the purchase agreement. The failure of Lehman to satisfy such obligations could have a material adverse effect on our results of operations and financial condition because claimants may successfully assert that we are liable for those claims and/or retained liabilities. In addition, we expect that certain obligations of Lehman to indemnify us will terminate upon expiration of the applicable indemnification period (generally no more than three years following the closing). The assertion of third-party claims after the expiration of the applicable indemnification period, or the failure of Lehman to satisfy its indemnification obligations, could have a material adverse effect on our results of operations and financial condition.
Non-performance by our operating counterparties could adversely affect our performance.
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
Debt financing and preferred shares/preference units could adversely affect our performance.
General
Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for the Company's total debt and unsecured debt summaries as of December 31, 2013.
In addition to debt, we have a liquidation value of $50.0 million of outstanding preferred shares of beneficial interest/preference units with a dividend preference of 8.29% per annum as of December 31, 2013. Our use of debt and preferred equity financing creates certain risks, including the following:
Disruptions in the financial markets could adversely affect our ability to obtain debt financing and impact our acquisitions and dispositions.
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

Potential reforms to Fannie Mae and Freddie Mac could adversely affect our performance.

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”) and recent changes in leadership of the GSEs' regulator has heightened this uncertainty. Through their lender originator networks, the GSEs are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Should the GSEs have their mandates changed or reduced, materially change their lending terms, lose key personnel, be disbanded or reorganized by the government or otherwise discontinue providing liquidity to our sector, it would significantly reduce our access to secured debt capital and/or increase borrowing costs and would significantly reduce our sales of assets and/or the values realized upon sale. During the first quarter of 2013, the regulator of the GSEs required the GSEs to decrease their 2013 multifamily lending activities by 10% compared to 2012 levels and it is not clear if further reductions will be mandated. The GSEs' regulator may require the GSEs to focus more of their lending activities on properties that the regulator deems affordable, which may or may not include the Company's assets. Disruptions in the floating rate tax-exempt bond market (where interest rates reset weekly) and in the credit market's perception of the GSEs, which guarantee and provide liquidity for many of these bonds, have been experienced in the past and may be experienced in the future and could result in an increase in interest rates on these debt obligations. These bonds could also be put to our consolidated subsidiaries if the GSEs fail to satisfy their guaranty obligations. While this obligation is in almost all cases non-recourse to us, this could cause the Company to have to repay these obligations on short notice or risk foreclosure actions on the collateralized assets.

Non-performance by our financial counterparties could adversely affect our performance.
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
A significant downgrade in our credit ratings could adversely affect our performance.
A significant downgrade in our credit ratings, while not affecting our ability to draw proceeds under the revolving credit facility or requiring repayment of our delayed draw term loan facility, would cause our borrowing costs to increase under the revolving credit facility and also under our delayed draw term loan facility and impact our ability to borrow secured and unsecured debt, or otherwise limit our access to capital. In addition, a downgrade below investment grade would require us to post cash collateral and/or letters of credit in favor of some of our secured lenders to cover our self-insured property and liability insurance deductibles or to obtain lower deductible insurance compliant with the lenders' requirements at the lower ratings level.
Scheduled debt payments could adversely affect our financial condition.
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
Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for the

Company's debt maturity schedule as of December 31, 2013.
Financial covenants could adversely affect the Company's financial condition.
The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. In addition, our unsecured credit facilities contain certain restrictions, requirements and other limitations on our ability to incur debt. The indentures under which a substantial portion of our unsecured debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured debt (including acquisition financing), and to sell all or substantially all of our assets. Our credit facilities and indentures are cross-defaulted and also contain cross default provisions with other material debt. While the Company believes it was in compliance with its unsecured public debt covenants for both the years ended December 31, 2013 and 2012, should it fall out of compliance, it would likely have a negative impact on our financial condition and results of operations.
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
Our degree of leverage could limit our ability to obtain additional financing.
Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general. Our consolidated debt-to-total market capitalization ratio was 35.6% as of December 31, 2013. In addition, our most restrictive unsecured public debt covenants are as follows:

	December 31, 2013	December 31, 2012
Total Debt to Adjusted Total Assets (not to exceed 60%)	40.0%	38.6%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	19.2%	17.6%
Consolidated Income Available for Debt Service to
Maximum Annual Service Charges
(must be at least 1.5 to 1)	3.07	3.00
Total Unsecured Assets to Unsecured Debt
(must be at least 150%)	326.9%	346.3%
Rising interest rates could adversely affect cash flow.
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
Derivatives and hedging activity could adversely affect cash flow.
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
We depend on our key personnel.
We depend on the efforts of the Chairman of our Board of Trustees, Samuel Zell, and our executive officers, particularly David J. Neithercut, our President and Chief Executive Officer (“CEO”). If they resign or otherwise cease to be employed by us, our operations could be temporarily adversely affected. Mr. Zell has entered into retirement benefit and noncompetition agreements with the Company.
Control and influence by significant security holders could be exercised in a manner adverse to other security holders.
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
Shareholders' ability to effect changes in control of the Company is limited.
Provisions of our declaration of trust and bylaws could inhibit changes in control.
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
We have a share ownership limit for REIT tax purposes.
To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any year. To facilitate maintenance of our REIT qualification, our Declaration of Trust, subject to certain exceptions, prohibits ownership by any single shareholder of more than 5% of the lesser of the number or value of the outstanding class of common or preferred shares. We refer to this restriction as the “Ownership Limit.” Absent any exemption or waiver granted by our Board of Trustees, securities acquired or held in violation of the Ownership Limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the security holder's rights to distributions and to vote would terminate. A transfer of Shares may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our security holders' ability to realize a premium over the then-prevailing market price for their Shares. To reduce the ability of the Board to use the Ownership Limit as an anti-takeover device, the Company's Ownership Limit requires, rather than permits, the Board to grant a waiver of the Ownership Limit if the individual seeking a waiver demonstrates that such ownership would not jeopardize the Company's status as a REIT. We have issued several of these waivers in the past.
Our preferred shares may affect changes in control.
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

Inapplicability of Maryland law limiting certain changes in control.
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
Our success as a REIT is dependent on compliance with federal income tax requirements.
Our failure to qualify as a REIT would have serious adverse consequences to our security holders.
We believe that we have qualified for taxation as a REIT for federal income tax purposes since our taxable year ended December 31, 1992 based, in part, upon opinions of tax counsel received whenever we have issued equity securities or engaged in significant merger transactions. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify as a REIT in the future. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control. For example, to qualify as a REIT, our gross income must generally come from rental and other real estate or passive related sources that are itemized in the REIT tax laws. We are also required to distribute to security holders at least 90% of our REIT taxable income excluding net capital gains. The fact that we hold our assets through the Operating Partnership further complicates the application of the REIT requirements. Even a technical or inadvertent mistake could jeopardize our REIT status; however, the REIT qualification rules permit REITs in certain circumstances to pay a monetary penalty for inadvertent mistakes rather than lose REIT status. There is also risk that Congress and the IRS might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT. We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

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
We could be disqualified as a REIT or have to pay taxes if our merger partners did not qualify as REITs.
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

Compliance with REIT distribution requirements may affect our financial condition.
Distribution requirements may increase the indebtedness of the Company.
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
Tax elections regarding distributions may impact future liquidity of the Company.
In past years we have made, and under certain circumstances may consider making again in the future, a tax election to treat future distributions to shareholders as distributions in the current year. This election, which is provided for in the Internal Revenue Code, may allow us to avoid increasing our dividends or paying additional income taxes in the current year. However, this could result in a constraint on our ability to decrease our dividends in future years without creating risk of either violating the REIT distribution requirements or generating additional income tax liability.
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
Our taxation

We elected REIT status beginning with the year that ended December 31, 1992. In any year in which we qualify as a REIT, we generally will not be subject to federal income tax on the portion of our REIT taxable income or capital gain that we distribute to our shareholders. This treatment substantially eliminates the double taxation that applies to most corporations, which pay a tax on their income and then distribute dividends to shareholders who are in turn taxed on the amount they receive. We elected taxable REIT subsidiary status for certain of our corporate subsidiaries engaged in activities which cannot be performed directly by a REIT, such as condominium conversion and sale activities. As a result, we will be subject to federal income tax on the taxable income generated by these activities in our taxable REIT subsidiaries.

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

Certain U.S. shareholders that are taxed as individuals, estates or trusts may also be required to pay an additional 3.8% tax on, among other things, dividends on and capital gains from the sale or other disposition of shares.

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

Withholding on foreign financial institutions and non-U.S. shareholders

The Foreign Account Tax Compliance Act (“FATCA”) is contained in Sections 1471 through 1474 of the Internal Revenue Code (and the Treasury Regulations thereunder) and was originally enacted in 2010 as part of the Hiring Incentives to Restore Employment Act. FATCA will impose a U.S. withholding tax at a 30% rate on dividends paid after June 30, 2014 and on proceeds from the sale of our shares paid after December 31, 2016 to “foreign financial institutions” (as defined under FATCA) and certain other foreign entities if certain due diligence and disclosure requirements related to U.S. accounts with, or ownership of, such entities are not satisfied or an exemption does not apply. If FATCA withholding is imposed, non-U.S. beneficial owners that are otherwise eligible for an exemption from, or a reduction of, U.S. withholding tax with respect to such distributions and sale proceeds would be required to seek a refund from the Internal Revenue Service to obtain the benefit of such exemption or reduction. Any payment made by us that is subject to withholding under FATCA or otherwise will be net of the amount required to be withheld.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
As of December 31, 2013, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 390 properties located in 12 states and the District of Columbia consisting of 109,855 apartment units. The Company’s properties are summarized by building type in the following table:

Type	Properties	Apartment Units	Average Apartment Units
Garden	214	59,926	280
Mid/High-Rise	174	44,816	258
Military Housing	2	5,113	2,557
Total	390	109,855
The Company’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	362	98,468
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,752
Partially Owned Properties – Unconsolidated	4	1,669
Military Housing	2	5,113
	390	109,855
As a result of the Archstone Transaction and the property sales to help finance the transaction, the Company’s portfolio has changed significantly from the portfolio summary included in the Company's annual report on Form 10-K for the year ended December 31, 2012. The following table sets forth certain information by market relating to the Company's properties at December 31, 2013 as compared to December 31, 2012:

	Portfolio Summary as of December 31, 2012				Portfolio Summary as of December 31, 2013
Markets/Metro Areas	Properties	Apartment Units	% of Stabilized NOI (1)	Average Rental Rate (3)	Properties	Apartment Units	% of Stabilized NOI (2)	Average Rental Rate (3)
Core:
Washington DC	43	14,425	15.9%	$1,992	56	18,275	18.6%	$2,223
New York	30	8,047	13.9%	3,433	38	10,330	17.0%	3,727
San Francisco	40	9,094	8.6%	1,902	51	13,210	13.2%	2,227
Los Angeles	48	9,815	9.9%	1,879	57	11,960	11.3%	2,064
Boston	26	5,832	8.2%	2,560	34	7,816	10.3%	2,802
South Florida	36	12,253	9.0%	1,463	35	11,462	7.4%	1,547
Seattle	38	7,563	6.4%	1,627	38	7,734	6.4%	1,778
Denver	24	8,144	5.5%	1,226	19	6,935	4.5%	1,321
San Diego	14	4,963	5.0%	1,851	13	3,505	3.2%	1,906
Orange County, CA	11	3,490	3.3%	1,660	11	3,490	3.0%	1,723
Subtotal – Core	310	83,626	85.7%	1,941	352	94,717	94.9%	2,202
Non-Core:
Inland Empire, CA	10	3,081	2.4%	1,491	10	3,081	2.2%	1,514
Orlando	21	6,413	3.5%	1,086	10	3,383	1.7%	1,130
New England (excluding Boston)	14	2,611	1.3%	1,174	11	1,965	0.8%	1,212
Phoenix	25	7,400	3.4%	946	4	1,260	0.4%	952
Atlanta	12	3,616	2.0%	1,157	1	336	0.0%	1,301
Jacksonville	6	2,117	1.1%	1,005	—	—	—	—
Tacoma, WA	3	1,467	0.6%	951	—	—	—	—
Subtotal – Non-Core	91	26,705	14.3%	1,099	36	10,025	5.1%	1,248
Total	401	110,331	100.0%	1,737	388	104,742	100.0%	2,110
Military Housing	2	5,039	—	—	2	5,113	—	—
Grand Total	403	115,370	100.0%	$1,737	390	109,855	100.0%	$2,110

(1)
% of Stabilized NOI for the 12/31/12 Portfolio Summary includes budgeted 2013 NOI for stabilized properties, budgeted year one (March 2013 to February 2014) NOI for the Archstone properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(2)
% of Stabilized NOI for the 12/31/13 Portfolio Summary includes budgeted 2014 NOI for stabilized properties (including the Archstone properties) and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(3)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the last month of the period presented.
Note: Projects under development are not included in the Portfolio Summary until construction has been completed.
The Company’s properties had an average occupancy of approximately 93.8% (94.8% on a same store basis) at December 31, 2013. Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation. Resident leases are generally for twelve months in length and can require security deposits. The garden-style properties are generally defined as properties with two and/or three story buildings while the mid-rise/high-rise are defined as properties with greater than three story buildings. These two property types typically provide residents with amenities, which may include a clubhouse, swimming pool, laundry facilities and cable television access. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms or other amenities. In addition, many of our urban properties have parking garage and/or retail components. The military housing properties are defined as those properties located on military bases.
The distribution of the properties throughout the United States reflects the Company’s belief that geographic diversification helps insulate the portfolio from regional influences. At the same time, the Company has sought to create clusters of properties within each of its core markets in order to achieve economies of scale in management and operation. The Company may nevertheless acquire additional multifamily properties located anywhere in the United States and internationally.
The properties currently in various stages of development and lease-up at December 31, 2013 are included in the following tables:

Consolidated Development and Lease-Up Projects as of December 31, 2013
(Amounts in thousands except for project and apartment unit amounts)
Projects	Location	No. of Apartment Units	Total Capital Cost (1)	Total Book Value to Date	Total Book Value Not Placed in Service	Total Debt	Percentage Completed	Percentage Leased	Percentage Occupied	Estimated Completion Date	Estimated Stabilization Date

Projects Under Development - Wholly Owned:
1111 Belle Pre (formerly The Madison)	Alexandria, VA	360	$115,072	$102,310	$102,310	$—	92%	27%	17%	Q1 2014	Q2 2015
Jia (formerly Chinatown Gateway)	Los Angeles, CA	280	92,920	86,761	86,761	—	99%	4%	—	Q1 2014	Q3 2015
Urbana (formerly Market Street Landing)	Seattle, WA	287	90,024	77,522	77,522	—	88%	1%	—	Q1 2014	Q3 2015
Reserve at Town Center III	Mill Creek, WA	95	21,330	18,429	18,429	—	77%	10%	—	Q2 2014	Q4 2014
Residences at Westgate II (formerly Westgate III)	Pasadena, CA	88	54,037	31,246	31,246	—	36%	—	—	Q2 2014	Q1 2015
Residences at Westgate I (formerly Westgate II)	Pasadena, CA	252	125,293	101,569	101,569	—	71%	—	—	Q2 2014	Q2 2015
170 Amsterdam (2)	New York, NY	237	110,892	44,799	44,799	—	30%	—	—	Q1 2015	Q1 2016
Azure (at Mission Bay)	San Francisco, CA	273	189,090	66,268	66,268	—	21%	—	—	Q3 2015	Q4 2016
West Seattle	Seattle, WA	206	67,112	18,719	18,719	—	2%	—	—	Q4 2015	Q3 2016
Tallman	Seattle, WA	303	84,277	23,397	23,397	—	5%	—	—	Q4 2015	Q2 2017
VIllage at Howard Hughes	Los Angeles, CA	545	193,231	51,728	51,728	—	1%	—	—	Q2 2016	Q2 2017
Tasman	San Jose, CA	554	214,923	49,380	49,380	—	5%	—	—	Q2 2016	Q2 2018
Projects Under Development - Wholly Owned		3,480	1,358,201	672,128	672,128	—
Projects Under Development - Partially Owned:
Park Aire (formerly Enclave at Wellington) (3)	Wellington, FL	268	50,000	47,445	47,445	—	96%	32%	29%	Q1 2014	Q1 2015
400 Park Avenue South (4)	New York, NY	269	251,961	172,523	172,523	—	63%	—	—	Q2 2015	Q1 2016
Projects Under Development - Partially Owned		537	301,961	219,968	219,968	—

Projects Under Development		4,017	1,660,162	892,096	892,096	—
Completed Not Stabilized - Wholly Owned (5):
Gaithersburg Station (6) (7)	Gaithersburg, MD	389	93,000	92,177	—	89,462		91%	85%	Completed	Q2 2014
Breakwater at Marina Del Rey (2) (6) (8)	Marina Del Rey, CA	224	90,449	87,590	—	27,000		75%	70%	Completed	Q2 2014
Oasis at Delray Beach II (3)	Delray Beach, FL	128	23,739	21,330	—	—		47%	38%	Completed	Q2 2014
Projects Completed Not Stabilized - Wholly Owned		741	207,188	201,097	—	116,462

Projects Completed Not Stabilized		741	207,188	201,097	—	116,462

Total Consolidated Projects		4,758	$1,867,350	$1,093,193	$892,096	$116,462

Land Held for Development		N/A	N/A	$393,522	$393,522	$—

(1)
Total capital cost represents estimated cost for projects under development and/or developed and all capitalized costs incurred to date plus any estimates of costs remaining to be funded for all projects, all in accordance with GAAP.

(2)	The land under this development is subject to a long term ground lease.

(3)
The Company acquired this development project in connection with the Archstone Transaction and is continuing/has completed development activities. The Company owns 100% of Oasis at Delray Beach II and has a 95.0% ownership interest in Park Aire.

(4)
The Company is jointly developing with Toll Brothers (NYSE: TOL) a project at 400 Park Avenue South in New York City with the Company's rental portion on floors 2-22 and Toll's for sale portion on floors 23-40. The total capital cost and total book value to date represent only the Company's portion of the project. Toll Brothers has funded $96.8 million for their allocated share of the project.

(5)	Properties included here are substantially complete. However, they may still require additional exterior and interior work for all apartment units to be available for leasing.

(6)	Amounts have been adjusted to reflect Q2/Q3/Q4 2013 changes to the purchase price allocation for these projects which were acquired in the Archstone Transaction.

(7)
The Company acquired this completed development project prior to stabilization in connection with the Archstone Transaction and is continuing lease-up activities. This project has a non-recourse loan with a current outstanding balance of $89.5 million, bears interest at 5.24% and matures April 1, 2053.

(8)
The Company acquired this property in connection with the Archstone Transaction and has completed renovations. The non-recourse loan on this property has a current outstanding balance of $27.0 million, bears interest at LIBOR plus 1.75% and matures September 1, 2014.

Unconsolidated Development and Lease-Up Projects as of December 31, 2013
(Amounts in thousands except for project and apartment unit amounts)

Projects	Location	Percentage Ownership	No. of Apartment Units	Total Capital Cost (1)	Total Book Value to Date	Total Book Value Not Placed in Service	Total Debt	Percentage Completed	Percentage Leased	Percentage Occupied	Estimated Completion Date	Estimated Stabilization Date

Projects Under Development - Unconsolidated:

Parkside at Emeryville (2) (3)	Emeryville, CA	5.0%	176	$75,000	$45,123	$45,123	$11,379	50%	—	—	Q4 2014	Q4 2015
Projects Under Development - Unconsolidated			176	75,000	45,123	45,123	11,379

Projects Under Development			176	75,000	45,123	45,123	11,379

Completed Not Stabilized - Unconsolidated (4):
San Norterra (5)	Phoenix, AZ	85.0%	388	56,250	52,899	—	33,030		85%	78%	Completed	Q2 2014
Nexus Sawgrass (formerly Sunrise Village) (6)	Sunrise, FL	20.0%	501	80,000	78,271	—	47,616		69%	64%	Completed	Q3 2014
Domain (6)	San Jose, CA	20.0%	444	154,570	153,207	—	91,633		48%	44%	Completed	Q4 2015
Projects Completed Not Stabilized - Unconsolidated			1,333	290,820	284,377	—	172,279

Projects Completed Not Stabilized			1,333	290,820	284,377	—	172,279

Total Unconsolidated Projects			1,509	$365,820	$329,500	$45,123	$183,658

(1)
Total capital cost represents estimated cost for projects under development and/or developed and all capitalized costs incurred to date plus any estimates of costs remaining to be funded for all projects, all in accordance with GAAP.

(2)
The Company acquired this development project in connection with the Archstone Transaction. Total project costs are approximately $75.0 million and construction is being partially funded with a construction loan. Parkside at Emeryville has a maximum debt commitment of $39.5 million, the loan bears interest at LIBOR plus 2.25% and matures August 14, 2015. The Company has given a repayment guaranty on the construction loan of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees.

(3)	Amounts have been adjusted to reflect Q2/Q3/Q4 2013 changes to the purchase price allocation for this project which was acquired in the Archstone Transaction.

(4)	Properties included here are substantially complete. However, they may still require additional exterior and interior work for all apartment units to be available for leasing.

(5)
The Company acquired this development project in connection with the Archstone Transaction. Total project costs are approximately $56.3 million and construction was partially funded with a non-recourse construction loan. San Norterra has a maximum debt commitment of $34.8 million, the loan bears interest at LIBOR plus 2.00% and matures January 6, 2015.

(6)
These development projects are owned 20% by the Company and 80% by an institutional partner in two separate unconsolidated joint ventures. Total project costs are approximately $234.6 million and construction was predominantly funded with two separate long-term, non-recourse secured loans from the partner. The Company was responsible for constructing the projects and has given certain construction cost overrun guarantees but currently has no further funding obligations. Nexus Sawgrass has a maximum debt commitment of $48.7 million, the loan bears interest at 5.60% and matures January 1, 2021. Domain has a maximum debt commitment of $98.6 million, the loan bears interest at 5.75% and matures January 1, 2022.

Item 3. Legal Proceedings
The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at December 31, 2013. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.
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

	Sales Price
	High	Low	Closing	Distributions
2013
Fourth Quarter Ended December 31, 2013	$56.06	$50.08	$51.87	$0.6500
Third Quarter Ended September 30, 2013	$59.40	$50.24	$53.57	$0.4000
Second Quarter Ended June 30, 2013	$60.97	$52.71	$58.06	$0.4000
First Quarter Ended March 31, 2013	$58.81	$53.64	$55.06	$0.4000

2012
Fourth Quarter Ended December 31, 2012	$59.61	$53.25	$56.67	$0.7675
Third Quarter Ended September 30, 2012	$65.72	$56.76	$57.53	$0.3375
Second Quarter Ended June 30, 2012	$63.84	$58.67	$62.36	$0.3375
First Quarter Ended March 31, 2012	$62.79	$53.56	$62.62	$0.3375

The number of record holders of Common Shares at February 21, 2014 was approximately 3,500. The number of outstanding Common Shares as of February 21, 2014 was 361,079,202.
Unit Dividends (ERP Operating Limited Partnership)
There is no established public market for the Units (OP Units and LTIP Units).
The following table sets forth, for the years indicated, the distributions on the Operating Partnership's Units.

	Distributions
	2013	2012
Fourth Quarter Ended December 31,	$0.6500	$0.7675
Third Quarter Ended September 30,	$0.4000	$0.3375
Second Quarter Ended June 30,	$0.4000	$0.3375
First Quarter Ended March 31,	$0.4000	$0.3375
The number of record holders of Units in the Operating Partnership at February 21, 2014 was approximately 500. The number of outstanding Units as of February 21, 2014 was 375,458,545.
Unregistered Common Shares Issued in the Quarter Ended December 31, 2013 (Equity Residential)
During the quarter ended December 31, 2013, EQR issued 20,000 Common Shares in exchange for 20,000 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Equity Compensation Plan Information
The following table provides information as of December 31, 2013 with respect to the Company's Common Shares that may be issued under its existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Plan Category
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	8,470,532	$43.67	12,670,116
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)
The amounts shown in columns (a) and (b) of the above table do not include 500,234 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company's 2002 Share Incentive Plan, as restated (the “2002 Plan”) and the Company's 2011 Share Incentive Plan, as amended (the "2011 Plan") and outstanding Common Shares that have been purchased by employees and trustees under the Company's ESPP.

(2)
Includes 9,562,775 Common Shares that may be issued under the 2011 Plan, of which only 33% may be in the form of restricted shares, and 3,107,341 Common Shares that may be sold to employees and trustees under the ESPP.

On June 16, 2011, the shareholders of EQR approved the Company's 2011 Plan and the Company filed a Form S-8 registration statement to register 12,980,741 Common Shares under this plan. As of December 31, 2013, 9,562,775 shares were available for future issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Plan. The 2011 Plan expires on June 16, 2021.

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

Equity Residential
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(Financial information in thousands except for per share and property data)

	Year Ended December 31,
	2013	2012	2011	2010	2009
OPERATING DATA:
Total revenues from continuing operations	$2,387,702	$1,747,502	$1,525,220	$1,334,418	$1,211,141
Interest and other income	$4,656	$150,546	$7,963	$4,278	$16,515
(Loss) income from continuing operations	$(168,174)	$160,298	$(72,941)	$(204,152)	$(185,089)
Discontinued operations, net	$2,073,527	$720,906	$1,008,138	$500,135	$567,118
Net income	$1,905,353	$881,204	$935,197	$295,983	$382,029
Net income available to Common Shares	$1,826,468	$826,212	$879,720	$269,242	$347,794
Earnings per share – basic:
(Loss) income from continuing operations available to Common Shares	$(0.47)	$0.45	$(0.28)	$(0.73)	$(0.69)
Net income available to Common Shares	$5.16	$2.73	$2.98	$0.95	$1.27
Weighted average Common Shares outstanding	354,305	302,701	294,856	282,888	273,609
Earnings per share – diluted:
(Loss) income from continuing operations available to Common Shares	$(0.47)	$0.45	$(0.28)	$(0.73)	$(0.69)
Net income available to Common Shares	$5.16	$2.70	$2.98	$0.95	$1.27
Weighted average Common Shares outstanding	354,305	319,766	294,856	282,888	273,609
Distributions declared per Common Share outstanding	$1.85	$1.78	$1.58	$1.47	$1.64
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$26,800,948	$21,008,429	$20,407,946	$19,702,371	$18,465,144
Real estate, after accumulated depreciation	$21,993,239	$16,096,208	$15,868,363	$15,365,014	$14,587,580
Total assets	$22,834,545	$17,201,000	$16,659,303	$16,184,194	$15,417,515
Total debt	$10,766,254	$8,529,244	$9,721,061	$9,948,076	$9,392,570
Redeemable Noncontrolling Interests – Operating Partnership	$363,144	$398,372	$416,404	$383,540	$258,280
Total shareholders’ equity	$10,507,201	$7,289,813	$5,669,015	$5,090,186	$5,047,339
Total Noncontrolling Interests	$337,995	$237,294	$193,842	$118,390	$127,174
OTHER DATA:
Total properties (at end of period)	390	403	427	451	495
Total apartment units (at end of period)	109,855	115,370	121,974	129,604	137,007
Funds from operations available to Common Shares and Units – basic (1) (3) (4)	$872,421	$993,217	$752,153	$622,786	$615,505
Normalized funds from operations available to Common Shares and Units – basic (2) (3) (4)	$1,057,073	$883,269	$759,665	$682,422	$661,542
Cash flow provided by (used for):
Operating activities	$868,916	$1,046,155	$800,467	$726,037	$670,812
Investing activities	$(6,977)	$(261,168)	$(197,208)	$(639,458)	$105,229
Financing activities	$(1,420,995)	$(556,318)	$(650,746)	$151,541	$(1,473,547)

ERP Operating Limited Partnership
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(Financial information in thousands except for per Unit and property data)

	Year Ended December 31,
	2013	2012	2011	2010	2009
OPERATING DATA:
Total revenues from continuing operations	$2,387,702	$1,747,502	$1,525,220	$1,334,418	$1,211,141
Interest and other income	$4,656	$150,546	$7,963	$4,278	$16,515
(Loss) income from continuing operations	$(168,174)	$160,298	$(72,941)	$(204,152)	$(185,089)
Discontinued operations, net	$2,073,527	$720,906	$1,008,138	$500,135	$567,118
Net income	$1,905,353	$881,204	$935,197	$295,983	$382,029
Net income available to Units	$1,901,746	$864,853	$920,500	$282,341	$368,099
Earnings per Unit – basic:
(Loss) income from continuing operations available to Units	$(0.47)	$0.45	$(0.28)	$(0.73)	$(0.69)
Net income available to Units	$5.16	$2.73	$2.98	$0.95	$1.27
Weighted average Units outstanding	368,038	316,554	308,062	296,527	289,167
Earnings per Unit – diluted:
(Loss) income from continuing operations available to Units	$(0.47)	$0.45	$(0.28)	$(0.73)	$(0.69)
Net income available to Units	$5.16	$2.70	$2.98	$0.95	$1.27
Weighted average Units outstanding	368,038	319,766	308,062	296,527	289,167
Distributions declared per Unit outstanding	$1.85	$1.78	$1.58	$1.47	$1.64
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$26,800,948	$21,008,429	$20,407,946	$19,702,371	$18,465,144
Real estate, after accumulated depreciation	$21,993,239	$16,096,208	$15,868,363	$15,365,014	$14,587,580
Total assets	$22,834,545	$17,201,000	$16,659,303	$16,184,194	$15,417,515
Total debt	$10,766,254	$8,529,244	$9,721,061	$9,948,076	$9,392,570
Redeemable Limited Partners	$363,144	$398,372	$416,404	$383,540	$258,280
Total partners' capital	$10,718,613	$7,449,419	$5,788,551	$5,200,585	$5,163,459
Noncontrolling Interests – Partially Owned Properties	$126,583	$77,688	$74,306	$7,991	$11,054
OTHER DATA:
Total properties (at end of period)	390	403	427	451	495
Total apartment units (at end of period)	109,855	115,370	121,974	129,604	137,007
Funds from operations available to Units – basic (1) (3) (4)	$872,421	$993,217	$752,153	$622,786	$615,505
Normalized funds from operations available to Units – basic (2) (3) (4)	$1,057,073	$883,269	$759,665	$682,422	$661,542
Cash flow provided by (used for):
Operating activities	$868,916	$1,046,155	$800,467	$726,037	$670,812
Investing activities	$(6,977)	$(261,168)	$(197,208)	$(639,458)	$105,229
Financing activities	$(1,420,995)	$(556,318)	$(650,746)	$151,541	$(1,473,547)

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
The following discussion and analysis of the results of operations and financial condition of the Company and the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary entity has been consolidated with the Company for financial reporting purposes, except for one unconsolidated development property, four unconsolidated operating properties and our military housing properties. Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2013.

Forward-Looking Statements
Forward-looking statements in this Item 7 as well as elsewhere in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management's control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

▪
We intend to actively acquire, develop and rehab multifamily properties for rental operations as market conditions dictate. We may also acquire multifamily properties that are unoccupied or in the early stages of lease up. We may be unable to lease up these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rates as well as higher than expected concessions. We may not be able to achieve rents that are consistent with expectations for acquired, developed or rehabbed properties. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position, to complete a development property or to complete a rehab. Additionally, we expect that other real estate investors with capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts. This competition (or lack thereof) may increase (or depress) prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. We have acquired in the past and intend to continue to pursue the acquisition of properties and portfolios of properties, including large portfolios, that could increase our size and result in alterations to our capital structure. The total number of apartment units under development, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

▪	Debt financing and other capital required by the Company may not be available or may only be available on adverse terms;

▪	Labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated;

▪
Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily and single family housing, increasing portions of single family housing stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, governmental regulations, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond the Company's control; and

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

EQR is the general partner of, and as of December 31, 2013 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company's corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of December 31, 2013, the Company had approximately 3,600 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

We use technology to engage our customers in the way that they want to be engaged. Many of our residents utilize our web-based resident portal which allows them to sign and renew their leases, review their accounts and make payments, provide feedback and make service requests on-line.

Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt, sales of properties and joint venture agreements. In addition, the Company may acquire properties in transactions that include the issuance of limited partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales. The Company may acquire land parcels to hold and/or sell based on market opportunities as well as options to buy more land in the future. The Company may also seek to acquire properties by purchasing defaulted or distressed debt that encumbers desirable properties in the hope of obtaining title to property through foreclosure or deed-in-lieu of foreclosure proceedings. The Company has also, in the past, converted some of its properties and sold them as condominiums but is not currently active in this line of business.
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 162,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $15.6 billion, acquired over 66,000 apartment units primarily in its core markets for approximately $19.0 billion and began approximately $4.1 billion of development projects primarily in its core markets. We are currently seeking to acquire and develop assets primarily in the following six core coastal metropolitan areas: Boston, New York, Washington DC, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 11.9% of our NOI at December 31, 2013) in the two core markets of South Florida and Denver but do not currently intend to acquire or develop new assets in these markets. Further, we are in the process of exiting Phoenix and Orlando and will use sales proceeds from these markets to acquire and/or develop new assets and for other corporate purposes.

As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties and takes options on land or acquires land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of December 31, 2013, no single market/metropolitan area accounted for more than 18.6% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.

We endeavor to attract and retain the best employees by providing them with the education, resources and opportunities to succeed. We provide many classroom and on-line training courses to assist our employees in interacting with prospects and residents as well as extensively train our customer service specialists in maintaining our properties and improvements, equipment and appliances. We actively promote from within and many senior corporate and property leaders have risen from entry level or junior positions. We monitor our employees' engagement by surveying them annually and have consistently received high engagement scores.

We have a commitment to sustainability and consider the environmental impacts of our business activities. Sustainability and social responsibility are key drivers in our focus in creating the best apartment communities for residents to live, work and play. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. For additional information regarding our sustainability efforts, see our December 2013 Corporate Social Responsibility and Sustainability Report at our website, www.equityresidential.com.

Current Environment

On February 27, 2013, the Company, AvalonBay Communities, Inc. (“AVB”) and certain of their respective subsidiaries completed their previously-announced acquisition (the “Archstone Acquisition” or the “Archstone Transaction”) from Archstone Enterprise LP (“Enterprise”) (which subsequently changed its name to Jupiter Enterprise LP), an affiliate of Lehman Brothers Holdings, Inc. (“Lehman”) and its affiliates, of all of the assets and liabilities of Enterprise (including interests in various entities affiliated with Enterprise), constituting a portfolio of apartment properties and other assets (the “Archstone Portfolio”). As a result of the Archstone Acquisition, the Company owns assets representing approximately 60% of the Archstone Portfolio. The consideration paid by the Company in connection with the Archstone Acquisition consisted of cash in the amount of approximately $4.0 billion (inclusive of $2.0 billion of Archstone secured mortgage principal paid off in conjunction with the closing), 34,468,085 Common Shares (which shares had a total value of $1.9 billion based on the acquisition date closing price of EQR's Common Shares of $55.99 per share) and the assumption of $3.1 billion of mortgage debt (inclusive of a net mark-to-market premium of $127.9 million) and approximately 60% of all of the other assets and liabilities related to the Archstone Portfolio. On February 18, 2014, Lehman publicly announced that it had sold the remaining Common Shares issued by the Company as partial consideration for the portion of the Archstone Portfolio acquired by the Company.

During the year ended December 31, 2013, the Company acquired 73 consolidated properties consisting of 20,914 apartment units, one unconsolidated property consisting of 336 apartment units, three consolidated master-leased properties consisting of 853 apartment units, four projects in various stages of development (two consolidated and two unconsolidated) and 15 land parcels for $9.1 billion. All but one of these properties and all but one of these land parcels were acquired in conjunction with the Archstone Transaction and the Company has completed the integration of these properties and their operations. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage, which was demonstrated in the Archstone Transaction. The Company currently budgets consolidated acquisitions of approximately $500.0 million during the year ending December 31, 2014 to be funded with proceeds from dispositions (see discussion below).

The Company started construction on seven projects representing 2,213 apartment units totaling approximately $880.9 million of development costs during the year ended December 31, 2013. The Company expects to increase its development activity as compared to the past few years and has budgeted approximately $750.0 million of new apartment construction starts on land currently owned during each of the years ending December 31, 2014 and 2015. We currently budget spending approximately $575.0 million on development costs during the year ending December 31, 2014. This capital will be primarily sourced with excess operating cash flow and availability on our revolving credit facility.

The Company continues to sell non-core assets and reduce its exposure to non-core markets as we believe these assets will have lower long-term returns and we can sell them for prices that we believe are favorable. The Archstone Transaction provided an opportunity to accelerate this strategy and do so efficiently through the use of Section 1031 tax deferred exchanges. The Company sold 94 consolidated properties consisting of 29,180 apartment units, seven consolidated land parcels and one commercial building for $4.6 billion and one unconsolidated land parcel for $26.4 million (sales price for the unconsolidated land parcel is the gross sales price and EQR's share of the net sales proceeds approximated 25%) during the year ended December 31, 2013. These dispositions combined with reinvestment of the cash proceeds in assets with lower cap rates (see definition below) were dilutive to our earnings per share. The Company defines dilution from transactions as the lost NOI from sales proceeds that were not reinvested in other apartment properties or were reinvested in properties with a lower cap rate. The Company funded a significant portion of the cash purchase price of the Archstone Transaction with capital raised through these significant dispositions of assets. While this accelerated disposition program was dilutive to our per share results, it also significantly mitigated the execution risk on the Archstone Transaction. Beginning in 2014 and going forward, the Company expects a decrease in dilution due to our reduced disposition expectations and the locations of our planned dispositions. The Company currently budgets consolidated dispositions of approximately $500.0 million during the year ending December 31, 2014.

As a result of the Archstone Transaction and the property sales to help finance the transaction, the Company’s portfolio has changed significantly from the portfolio summary included in the Company's annual report on Form 10-K for the year ended December 31, 2012. The following table sets forth certain information by market relating to the Company's properties at December 31, 2013 as compared to December 31, 2012:

	Portfolio Summary as of December 31, 2012				Portfolio Summary as of December 31, 2013
Markets/Metro areas	Properties	Apartment Units	% of Stabilized NOI (1)	Average Rental Rate (3)	Properties	Apartment Units	% of Stabilized NOI (2)	Average Rental Rate (3)
Core:
Washington DC	43	14,425	15.9%	$1,992	56	18,275	18.6%	$2,223
New York	30	8,047	13.9%	3,433	38	10,330	17.0%	3,727
San Francisco	40	9,094	8.6%	1,902	51	13,210	13.2%	2,227
Los Angeles	48	9,815	9.9%	1,879	57	11,960	11.3%	2,064
Boston	26	5,832	8.2%	2,560	34	7,816	10.3%	2,802
South Florida	36	12,253	9.0%	1,463	35	11,462	7.4%	1,547
Seattle	38	7,563	6.4%	1,627	38	7,734	6.4%	1,778
Denver	24	8,144	5.5%	1,226	19	6,935	4.5%	1,321
San Diego	14	4,963	5.0%	1,851	13	3,505	3.2%	1,906
Orange County, CA	11	3,490	3.3%	1,660	11	3,490	3.0%	1,723
Subtotal – Core	310	83,626	85.7%	1,941	352	94,717	94.9%	2,202
Non-Core:
Inland Empire, CA	10	3,081	2.4%	1,491	10	3,081	2.2%	1,514
Orlando	21	6,413	3.5%	1,086	10	3,383	1.7%	1,130
New England (excluding Boston)	14	2,611	1.3%	1,174	11	1,965	0.8%	1,212
Phoenix	25	7,400	3.4%	946	4	1,260	0.4%	952
Atlanta	12	3,616	2.0%	1,157	1	336	0.0%	1,301
Jacksonville	6	2,117	1.1%	1,005	—	—	—	—
Tacoma, WA	3	1,467	0.6%	951	—	—	—	—
Subtotal – Non-Core	91	26,705	14.3%	1,099	36	10,025	5.1%	1,248
Total	401	110,331	100.0%	1,737	388	104,742	100.0%	2,110
Military Housing	2	5,039	—	—	2	5,113	—	—
Grand Total	403	115,370	100.0%	$1,737	390	109,855	100.0%	$2,110
Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

(1)
% of Stabilized NOI for the 12/31/12 Portfolio Summary includes budgeted 2013 NOI for stabilized properties, budgeted year one (March 2013 to February 2014) NOI for the Archstone properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(2)
% of Stabilized NOI for the 12/31/13 Portfolio Summary includes budgeted 2014 NOI for stabilized properties (including the Archstone properties) and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(3)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the last month of the period presented.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In April 2013, the Company completed a $500.0 million unsecured ten year note offering with a coupon of 3.00% and an all-in effective interest rate of approximately 4.0% including the effect of fees and the termination of certain interest rate hedges. In February 2013, the Company issued 34,468,085 Common Shares with a value of $1.9 billion based on the February 27, 2013 closing price of EQR Common Shares of $55.99 per share to an affiliate of Lehman Brothers Holdings Inc. as partial consideration for the acquisition of the Archstone Portfolio. In December 2012, the Company raised $1.2 billion in equity in a public offering of 21,850,000 Common Shares priced at $54.75 per share. On January 11, 2013, the Company replaced its existing $1.75 billion credit facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company believes that the new facility, provided by a diversified and strong bank group, increases its balance sheet flexibility going forward. On January 11, 2013, the Company also entered into a senior unsecured $750.0 million delayed draw term loan facility which was fully drawn on February 27, 2013 in connection with the Archstone Acquisition.

In October 2013, the Company used cash on hand from dispositions to repay $963.5 million outstanding of 5.883% mortgage debt assumed as part of the Archstone Transaction prior to the November 1, 2014 maturity date. Also in October 2013, the Company closed a new $800.0 million mortgage loan from a large insurance company which matures on November 10, 2023, is interest only and carries a fixed interest rate of 4.21%. The Company used the loan proceeds from this new loan to simultaneously repay $825.0 million of a $1.27 billion mortgage loan assumed as part of the Archstone Transaction. The approximately $440.0 million balance will remain outstanding, continue to mature in November 2017 and continue to carry a fixed interest rate of 6.256%. In conjunction with the early debt extinguishment activity discussed above, the Company incurred cash prepayment costs of approximately $151.0 million and a net charge to earnings of approximately $42.9 million after consideration of the write-off of the Archstone-related debt premium. The Company believes it has obtained favorable interest terms on this long term debt and has substantially extended the duration of its debt maturities as well as reduced its 2014 and 2017 maturities as a percentage of outstanding debt.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and disposition proceeds for 2014 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities and existing development projects through 2014. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances, property dispositions, joint ventures and cash generated from operations.

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”) and recent changes in leadership of the GSEs' regulator has heightened this uncertainty. Through their lender originator networks, the GSEs are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, further reductions in their size or the scale of their activities or loss of key personnel could have a significant impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. During the first quarter of 2013, the regulator of the GSEs required the GSEs to decrease their 2013 multifamily lending activities by 10% compared to 2012 levels and it is not clear if further reductions will be mandated. The GSEs' regulator may require the GSEs to focus more of their lending activities on properties that the regulator deems affordable, which may or may not include the Company's assets. By selling the assets required to pay for Archstone in the first half of 2013, the Company substantially mitigated the risk that changes in GSE activity would impact its Archstone-related disposition program. Reductions in GSE activity or increases in GSE loan pricing may also provide a competitive advantage to us by making the cost of financing multifamily properties more expensive for other multifamily owners while the Company continues to have access to cheaper capital in the public and private debt and equity markets (see examples of this access discussed above). Over time, we expect that other lenders, including the commercial mortgage-backed securities market and life insurance companies, will become larger sources of debt capital to the multifamily market because multifamily properties are attractive to lenders due to their relatively stable cash flows.

We expect continued growth in revenue (anticipated 2014 same store revenue increase ranging from 3.0% to 4.0%) and NOI (anticipated 2014 same store NOI increase ranging from 3.50% to 4.75%) and are optimistic that the continued strength in fundamentals across most of our markets will produce solid performance through 2014 and beyond. These same-store assumptions include the nearly 18,500 stabilized apartment units that we acquired in the Archstone Transaction. We believe the key drivers behind the anticipated increase in revenue are base rent pricing for new residents, renewal pricing for existing residents, resident turnover and physical occupancy. For 2014, we expect average base rent growth of 3.25%, an increase in renewal rates of 4.75%, occupancy of 95.4% and turnover at 51.5%. Our largest market, Washington D.C., continues to show signs of stress as new supply and the impact of sequestration and furloughs have dampened the metro area economy. However, as evidenced by our continued high occupancy levels, there continues to be healthy demand for apartments in Washington D.C. even in the face of declining government payrolls and procurement. As the supply peaks in 2014, we expect our Washington D.C. results to produce a 1% decline in same store revenues during 2014, which will likely reduce our expected Company-wide same store revenue growth by 1%. Despite slow growth in the overall economy and the issues noted in Washington D.C., our business continues to perform well because of the combined forces of demographics, household formations and increasing consumer preference for the flexibility of rental housing, all of which should ensure a continued strong demand for rental housing.

The Company anticipates that 2014 same store expenses will increase 2.0% to 3.0% primarily due to increases in real estate taxes, which are expected to increase 5.25%, and utilities, which are expected to increase in excess of 7.5%. The increase in real estate taxes is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment values and fundamentals as well as the continued burn off of 421a tax abatements in New York City. The increase in utilities is primarily due to a combination of increases in natural gas prices, increased consumption of gas and electric due to historically low temperatures and increases in water and sewer costs as many municipalities have antiquated systems with limited revenue for modernization. Expense growth in the core property level expenses (excluding real estate taxes and utilities) continues to be modest as the Company leverages the geographic locations of its new same-store portfolio and technology to lower costs, which should partially offset the increase in real estate taxes and utilities.

We believe that the Company is well-positioned as of December 31, 2013 because our properties are geographically diverse, were approximately 93.8% occupied (94.8% on a same store basis) and the long-term demographic picture is positive. We believe certain market areas, especially Washington D.C., downtown Boston and Cambridge and downtown Seattle, will see substantial near term multifamily supply yet total new supply levels for our core markets remain within historical ranges. We believe over the longer term that our core markets will absorb future supply without material marketwide disruption because of the high occupancy levels we currently experience and increasing household formations. We have seen evidence of this in Seattle as supply has been absorbed and rental rates continue to grow. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations
In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the years ended December 31, 2013 and December 31, 2012. In summary, we:
Year Ended December 31, 2013:

▪
Acquired $8.5 billion of apartment properties consisting of 73 consolidated properties and 20,914 apartment units (inclusive of eight long-term ground leases) at a weighted average cap rate (see definition below) of 4.9% and 14 consolidated land parcels for $260.6 million, all of which we deem to be in our strategic targeted markets;

▪	Acquired three consolidated master-leased properties consisting of 853 apartment units (inclusive of one long-term ground lease) for $250.9 million at a weighted average cap rate of 5.6%;

▪	Acquired two consolidated uncompleted developments for $36.6 million;

▪	Acquired one unconsolidated apartment property consisting of 336 apartment units for $5.1 million at a weighted average cap rate of 5.8% and one unconsolidated land parcel for $6.6 million;

▪	Acquired two unconsolidated uncompleted developments for $14.9 million;

▪
Sold $4.5 billion of consolidated apartment properties consisting of 94 properties and 29,180 apartment units at a weighted average cap rate of 6.0% generating an unlevered internal rate of return ("IRR"), inclusive of management costs, of 10.0% (excluding the sale of three Archstone assets), the majority of which were in exit or less desirable markets;

▪	Sold seven consolidated land parcels and one consolidated commercial building for $130.4 million; and

▪	Sold one unconsolidated land parcel for $26.4 million (sales price is the gross sales price and EQR's share of the net sales proceeds approximated 25%).
Year Ended December 31, 2012:

▪
Acquired $906.3 million of apartment properties consisting of nine consolidated properties and 1,896 apartment units at a weighted average cap rate (see definition below) of 4.7% and acquired six land parcels for $141.2 million, all of which we deem to be in our strategic targeted markets; and

▪
Sold $1.1 billion of consolidated apartment properties consisting of 35 properties and 9,012 apartment units at a weighted average cap rate of 6.2%, the majority of which were in exit or less desirable markets. These sales, excluding two leveraged partially-owned assets sold during the third quarter, generated an unlevered IRR, inclusive of management costs, of 10.6%.

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
Properties that the Company owned and were stabilized (see definition below) for all of both 2013 and 2012 (the “2013

Same Store Properties”), which represented 80,247 apartment units, impacted the Company's results of operations. Properties that the Company owned for all of both 2012 and 2011 (the “2012 Same Store Properties”), which represented 98,577 apartment units, also impacted the Company's results of operations. Both the 2013 Same Store Properties and 2012 Same Store Properties are discussed in the following paragraphs.
The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the year ended December 31, 2013:

	Year Ended
	December 31, 2013
	Properties	Apartment Units
Same Store Properties at December 31, 2012	359	98,577

2011 acquisitions	21	6,198
2011 acquisitions not stabilized	(1)	(95)
2013 dispositions	(94)	(29,180)
2013 dispositions not yet included in same store (1)	5	1,896
Lease-up properties stabilized	6	2,829
Other	—	22

Same Store Properties at December 31, 2013	296	80,247

	Year Ended
	December 31, 2013
	Properties	Apartment Units
Same Store	296	80,247

Non-Same Store:
2013 acquisitions	77	22,103
2012 acquisitions	9	1,896
2013 dispositions not yet included in same store (1)	(3)	(1,536)
Lease-up properties not yet stabilized (2)	8	2,023
Other	1	9
Total Non-Same Store	92	24,495
Military Housing (not consolidated)	2	5,113

Total Properties and Apartment Units	390	109,855

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
The Company's acquisition, disposition and completed development activities also impacted overall results of operations for the years ended December 31, 2013 and 2012. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the year ended December 31, 2013 to the year ended December 31, 2012

For the year ended December 31, 2013, the Company reported diluted earnings per share of $5.16 compared to $2.70 per share for the year ended December 31, 2012. The difference is primarily due to higher gains from property sales in 2013 vs. 2012 and higher total property net operating income driven by the positive impact of the Company's same store and stabilized Archstone properties, partially offset by $73.9 million of merger-related expenses incurred in connection with the Archstone Acquisition, $121.7 million of costs incurred in connection with early debt extinguishment of existing mortgage notes payable to manage the Company's post Archstone 2017 maturities profile, higher depreciation as a direct result of the Archstone Transaction, the issuance of Common Shares to the public in December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the Archstone Acquisition and the Company's recognition of $150.0 million in Archstone-related termination fees in 2012.

For the year ended December 31, 2013, loss from continuing operations increased approximately $328.5 million when compared to the year ended December 31, 2012. The decrease in continuing operations is discussed below.

Revenues from the 2013 Same Store Properties increased $76.0 million primarily as a result of an increase in average rental rates charged to residents, slightly higher occupancy and a decrease in turnover. Expenses from the 2013 Same Store Properties increased $20.2 million primarily due to increases in real estate taxes, utilities and repairs and maintenance costs, partially offset by lower property management costs. The following tables provide comparative same store results and statistics for the 2013 Same Store Properties:

2013 vs. 2012
Same Store Results/Statistics for 80,247 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
				Average Rental Rate (1)
Description	Revenues	Expenses	NOI		Occupancy	Turnover
2013	$1,769,280	$607,243	$1,162,037	$1,926	95.4%	55.6%
2012	$1,693,239	$587,037	$1,106,202	$1,846	95.3%	56.3%
Change	$76,041	$20,206	$55,835	$80	0.1%	(0.7%)
Change	4.5%	3.4%	5.0%	4.3%

(1)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.
The following table provides comparative same store operating expenses for the 2013 Same Store Properties:

2013 vs. 2012
Same Store Operating Expenses for 80,247 Same Store Apartment Units
$ in thousands
					% of Actual 2013 Operating Expenses

	Actual 2013	Actual 2012	$ Change	% Change

Real estate taxes	$200,315	$185,646	$14,669	7.9%	33.0%
On-site payroll (1)	129,543	127,198	2,345	1.8%	21.3%
Utilities (2)	89,941	86,326	3,615	4.2%	14.8%
Repairs and maintenance (3)	82,280	78,729	3,551	4.5%	13.6%
Property management costs (4)	58,386	63,496	(5,110)	(8.0%)	9.6%
Insurance	19,585	18,427	1,158	6.3%	3.2%
Leasing and advertising	9,486	9,225	261	2.8%	1.6%
Other on-site operating expenses (5)	17,707	17,990	(283)	(1.6%)	2.9%
Same store operating expenses	$607,243	$587,037	$20,206	3.4%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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
The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the 2013 Same Store Properties:

	Year Ended December 31,
	2013	2012
	(Amounts in thousands)
Operating income	$512,288	$514,122
Adjustments:
Non-same store operating results	(388,165)	(10,912)
Fee and asset management revenue	(9,698)	(9,573)
Fee and asset management expense	6,460	4,663
Depreciation	978,973	560,669
General and administrative	62,179	47,233
Same store NOI	$1,162,037	$1,106,202
For properties that the Company acquired prior to January 1, 2013 and expects to continue to own through December 31, 2014 as well as the stabilized apartment units acquired in the Archstone Acquisition, the Company anticipates the following same store results for the full year ending December 31, 2014:

2014 Same Store Assumptions
Physical occupancy	95.4%
Revenue change	3.0% to 4.0%
Expense change	2.0% to 3.0%
NOI change	3.50% to 4.75%
The Company anticipates consolidated rental acquisitions of $500.0 million and consolidated rental dispositions of $500.0 million and expects that acquisitions will have a 1.00% lower cap rate than dispositions for the full year ending December 31, 2014.

These 2014 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased approximately $377.3 million and consist primarily of properties acquired in calendar years 2012 and 2013, as well as operations from the Company’s completed development properties. Although the operations of both the non-same store assets and the same store assets have been positively impacted during the year ended December 31, 2013, the non-same store assets have contributed a greater percentage of total NOI to the Company’s overall operating results primarily due to 2012 and 2013 acquisitions, increasing occupancy for properties in lease-up and a longer ownership period in 2013 than 2012. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $7.2 million;

▪	Operating properties acquired in 2013 as part of the Archstone Transaction of $346.0 million;

▪	Other properties acquired in 2012 and 2013 of $23.7 million;

▪	Newly stabilized development and other miscellaneous properties of $5.5 million; and

▪	Partially offset by an allocation of property management costs not included in same store results and operating activities from other miscellaneous operations.

See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $1.7 million or 34.1% primarily as a result of higher expenses and lower revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force Base, partially offset by fees earned on management of the Company’s unconsolidated development joint ventures.
Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $2.4 million or 3.0%. This increase is primarily attributable to an increase in payroll-related costs and an increase in computer operations due to the modernization of employee technology, partially offset by the timing of legal and professional fees.
Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $418.3 million or 74.6% primarily as a result of additional depreciation expense on properties acquired in 2013 (including the Archstone properties), development properties placed in service and capital expenditures for all properties owned, partially offset by a decrease in the amortization of furniture, fixtures and equipment that were fully depreciated. In-place residential lease intangibles are generally amortized over a six month period and can significantly elevate depreciation expense following an acquisition, especially during 2013 as a direct result of the Archstone Acquisition.
General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $14.9 million or 31.6% primarily due to an increase in payroll-related costs, which is largely a result of higher and accelerated long-term compensation expense for retirement eligible employees and higher compensation related to the Archstone Transaction, as well as an increase in office rent. The Company anticipates that general and administrative expenses will approximate $50.0 million to $52.0 million for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.
Interest and other income from continuing operations decreased $145.9 million or 96.9% primarily due to the Company recognizing $150.0 million in Archstone-related termination fees during the year ended December 31, 2012, partially offset by proceeds received from the sale of investment securities and technology investments during the year ended December 31, 2013. The Company anticipates that interest and other income will approximate $0.5 million for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.
Other expenses from continuing operations decreased approximately $12.6 million or 58.0% primarily due to the lower property pursuit costs as the Company focused on its pursuit of the Archstone Acquisition.

Merger expenses from continuing operations, which includes direct costs incurred from the Archstone Acquisition such as investment banking and legal/accounting costs, increased approximately $14.2 million as a result of the closing of the Archstone Acquisition during the year ended December 31, 2013.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $132.5 million or 27.8% primarily as a result of the following:

▪	$121.7 million of costs incurred on early debt extinguishments in 2013 on existing mortgage notes payable to manage the Company's post Archstone 2017 maturities profile;

▪	Interest expense on the Company's $750.0 million delayed draw term loan facility which was fully drawn on February 27, 2013; and

▪	Interest expense on $500.0 million of unsecured notes that closed in April 2013.
The above increases to interest expense were partially offset by the following:

▪	Higher capitalized interest in 2013 (see below);

▪	The repayment of $253.9 million of 6.625% unsecured notes in March 2012;

▪	The repayment of $221.1 million of 5.500% unsecured notes in October 2012;

▪	The repayment of a $543.0 million mortgage pool in March 2013;

▪	The repayment of $400.0 million of 5.200% unsecured notes in April 2013;

▪	The repayment of $963.5 million of 5.883% Pool 4 mortgage debt in October 2013; and

▪	The partial paydown of $825.0 million of 6.256% Pool 3 mortgage debt in October 2013.

During the year ended December 31, 2013, the Company capitalized interest costs of approximately $47.3 million as compared to $22.5 million for the year ended December 31, 2012. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2013 was 4.91% (excluding $107.6 million in net debt extinguishment costs) as compared to 5.37% for the year ended December 31, 2012. The Company anticipates that interest expense from continuing operations will approximate $449.1 million to $461.4 million (excluding debt extinguishment costs) for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.

Income and other tax expense from continuing operations increased approximately $0.7 million primarily due to increases in taxes related to land parcel sales owned by the Company's TRS as well as increases in all other taxes. The Company anticipates that income and other tax expense will approximate $1.0 million to $2.0 million for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities due to operations increased by $4.1 million as a result of the unconsolidated joint ventures acquired as part of the Archstone Transaction.

Loss from investments in unconsolidated entities due to merger expenses, which includes indirect costs incurred from the Archstone Acquisition through the Company's joint ventures with AVB, increased primarily as a result of severance obligations and retention bonuses in connection with the Archstone Acquisition through our 60% interest in unconsolidated joint ventures.

Net gain on sales of unconsolidated entities increased due to the gain on sale of one unconsolidated land parcel during the year ended December 31, 2013 as compared to no sales during the year ended December 31, 2012.

Net gain on sales of land parcels increased approximately $12.2 million due to the gain on sale of seven land parcels during the year ended December 31, 2013 as compared to no land sales during the year ended December 31, 2012.

Discontinued operations, net increased approximately $1.4 billion between the periods under comparison. This increase is primarily due to higher gains on sales from dispositions during the year ended December 31, 2013 compared to the same period in 2012, partially offset by properties sold in 2013 that reflect operations for a partial period in 2013 in contrast to a full period in 2012. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.
Comparison of the year ended December 31, 2012 to the year ended December 31, 2011
For the year ended December 31, 2012, the Company reported diluted earnings per share of $2.70 compared to $2.98 per share for the year ended December 31, 2011. The difference is primarily due to higher gains from property sales in 2011 vs. 2012, partially offset by higher total property net operating income driven by the positive impact of the Company’s same store and lease-up activity and the Company's recognition of $150.0 million in termination fees related to our pursuit of Archstone.

For the year ended December 31, 2012, income from continuing operations increased approximately $233.2 million when compared to the year ended December 31, 2011. The increase in continuing operations is discussed below.

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

2012 vs. 2011
Same Store Results/Statistics for 98,577 Same Store Apartment Units
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
The following table provides comparative same store operating expenses for the 2012 Same Store Properties:

2012 vs. 2011
Same Store Operating Expenses for 98,577 Same Store Apartment Units
$ in thousands

	Actual 2012	Actual 2011	$ Change	% Change	% of Actual 2012 Operating Expenses
Real estate taxes	$197,316	$184,773	$12,543	6.8%	30.3%
On-site payroll (1)	146,637	145,979	658	0.5%	22.5%
Utilities (2)	97,313	98,572	(1,259)	(1.3%)	15.0%
Repairs and maintenance (3)	88,931	89,152	(221)	(0.2%)	13.7%
Property management costs (4)	70,084	70,858	(774)	(1.1%)	10.8%
Insurance	20,629	19,257	1,372	7.1%	3.2%
Leasing and advertising	10,812	11,798	(986)	(8.4%)	1.7%
Other on-site operating expenses (5)	18,192	18,282	(90)	(0.5%)	2.8%
Same store operating expenses	$649,914	$638,671	$11,243	1.8%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $54.5 million or 10.8% primarily as a result of additional depreciation expense on properties acquired in 2011 and 2012, development properties placed in service and capital expenditures for all properties owned, partially offset by a decrease in the amortization of both in-place leases and furniture, fixtures and equipment that were fully depreciated.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $3.6 million or 8.3% primarily due to an increase in payroll-related costs, which is largely a result of the acceleration of long-term compensation expense for retirement eligible employees, partially offset by a decrease in office rent.

Interest and other income from continuing operations increased approximately $142.6 million primarily due to the Company recognizing $150.0 million in termination fees related to our pursuit of the Archstone Acquisition during the year ended December 31, 2012, partially offset by lower interest earned on cash and cash equivalents due to lower overall cash invested during the year ended December 31, 2012 as well as forfeited deposits for terminated disposition transactions, proceeds received from the Company’s final royalty participation in LRO/Rainmaker (a revenue management system) and litigation settlement proceeds that all occurred during the year ended December 31, 2011 and did not reoccur during the year ended December 31, 2012.

Other expenses from continuing operations increased approximately $9.3 million or 74.9% primarily due to the settlement of a dispute with the owners of a land parcel, an increase in the expensing of overhead (pursuit costs write-offs) as a result of a more active focus on sourcing new development opportunities and an increase in property acquisition costs incurred in conjunction with the Company's 2012 acquisitions.

Merger expenses from continuing operations, which includes direct costs incurred from the Archstone Acquisition such as investment banking and legal/accounting costs, increased approximately $3.9 million as the Company focused on its pursuit of the Archstone Acquisition, which closed in the first quarter of 2013.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $0.3 million or 0.1% primarily as a result of lower interest expense on mortgage notes payable due to lower balances during the year ended December 31, 2012 as compared to the same period in 2011, higher capitalized interest in 2012, the redemption of the Company's $650.0 million of unsecured notes in August 2011 and the repayment of $253.9 million of 6.625% unsecured notes in March 2012, partially offset by interest expense on the $1.0 billion of unsecured notes that closed in December 2011. During the year ended December 31, 2012, the Company capitalized interest costs of approximately $22.5 million as compared to $9.1 million for the year ended December 31, 2011. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2012 was 5.37% as compared to 5.30% for the year ended December 31, 2011.

Income and other tax expense from continuing operations decreased approximately $0.2 million or 27.2% primarily due to decreases in all other taxes.

Loss from investments in unconsolidated entities due to operations increased as a result of the start of operations at one of the Company's unconsolidated development joint ventures.

Net gain on sales of land parcels decreased approximately $4.2 million due to the gain on sale of a land parcel located in suburban Washington, D.C. during the year ended December 31, 2011 as compared to no land sales during the year ended December 31, 2012.

Discontinued operations, net decreased approximately $287.2 million or 28.5% between the periods under comparison. This decrease is primarily due to higher gains on sales from dispositions during the year ended December 31, 2011 compared to the same period in 2012. Properties sold in 2012 reflect operations for a partial period in 2012 in contrast to a full period in 2011. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources
For the Year Ended December 31, 2013
EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2013, the Company had approximately $612.6 million of cash and cash equivalents, its restricted 1031 exchange proceeds totaled $152.2 million and it had $1.72 billion available under its revolving credit facility (net of $30.2 million which was restricted/dedicated to support letters of credit). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at December 31, 2013 was approximately $53.5 million and the amount available on its revolving credit facility was $2.35 billion (net of $34.9 million which was restricted/dedicated to support letters of credit and net of $115.0 million outstanding).

During the year ended December 31, 2013, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of 94 consolidated properties, one commercial building and seven land parcels, receiving net proceeds of approximately $4.6 billion;

▪	Disposed of one unconsolidated land parcel and a portion of the Company's unconsolidated interest in German residential real estate, receiving net proceeds of $25.5 million;

▪	Obtained $750.0 million of proceeds from its senior unsecured delayed draw term loan facility that was drawn upon in connection with the Archstone Acquisition;

▪	Issued $500.0 million of ten-year 3.00% fixed rate public notes, receiving net proceeds of $495.6 million before underwriting fees and other expenses, at an all-in effective interest rate of 3.998%;

▪	Obtained $800.0 million of proceeds in a secured loan pool from a large insurance company and $102.9 million in other new mortgage financings; and

▪
Issued approximately 0.7 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $20.7 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the year ended December 31, 2013, the above proceeds were primarily utilized to:

▪	Acquire the Archstone Portfolio for approximately $4.0 billion in cash (see Note 4 for details of the transaction);

▪	Acquire one additional rental property and one additional land parcel for approximately $108.3 million;

▪	Invest $377.4 million primarily in development projects; and

▪	Repay $2.5 billion of mortgage loans and $400.0 million of unsecured notes.

On February 27, 2013, the Company issued 34,468,085 Common Shares to an affiliate of Lehman Brothers Holdings Inc. as partial consideration for the portion of the Archstone Portfolio acquired by the Company. The shares had a total value of $1.9 billion based on the February 27, 2013 closing price of EQR Common Shares of $55.99 per share. Concurrent with this transaction, ERPOP issued 34,468,085 OP Units to EQR. On March 7, 2013, EQR filed a shelf registration statement relating to the resale of these shares by the selling shareholders. Lehman has since sold all of these Common Shares.

On November 28, 2012, as a partial source of funding for the Archstone Acquisition, EQR priced the issuance of 21,850,000 Common Shares at a price of $54.75 per share for total consideration of approximately $1.2 billion, after deducting underwriting commissions of $35.9 million. Concurrent with this transaction, ERPOP issued 21,850,000 OP Units to EQR.

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell up to 17.0 million Common Shares from time to time over the next three years (later increased by 5.7 million Common Shares and extended to February 2014) into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. On July 30, 2013, the Company filed a new universal shelf registration statement to replace its existing universal shelf registration statement, which expired October 15, 2013. The Board of Trustees also approved an increase to the amount of shares which be may offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. EQR has not issued any shares under this program since September 14, 2012.  Through February 21, 2014, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

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
Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million shares. No shares were repurchased during 2013 or at any time for open market repurchases since 2008. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.
Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.
The Company’s total debt summary and debt maturity schedules as of December 31, 2013 are as follows:
Debt Summary as of December 31, 2013
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$5,174,166	48.1%	4.23%	8.4
Unsecured	5,592,088	51.9%	4.91%	4.5
Total	$10,766,254	100.0%	4.56%	6.3
Fixed Rate Debt:
Secured – Conventional	$4,393,341	40.8%	4.68%	6.9
Unsecured – Public/Private	4,727,088	43.9%	5.55%	5.1
Fixed Rate Debt	9,120,429	84.7%	5.09%	5.9
Floating Rate Debt:
Secured – Conventional	57,002	0.6%	2.32%	0.8
Secured – Tax Exempt	723,823	6.7%	0.63%	17.2
Unsecured – Public/Private	750,000	6.9%	1.58%	1.0
Unsecured – Revolving Credit Facility	115,000	1.1%	1.26%	4.3
Floating Rate Debt	1,645,825	15.3%	1.20%	8.5
Total	$10,766,254	100.0%	4.56%	6.3

(1)
Net of the effect of any derivative instruments. Weighted average rates are for the year ended December 31, 2013 and do not include $113.6 million of write-offs of unamortized premiums related to the early repayment of $1.8 billion in mortgage notes payable during the quarter ended December 31, 2013.

Note: The Company capitalized interest of approximately $47.3 million and $22.5 million during the years ended December 31, 2013 and 2012, respectively.

Debt Maturity Schedule as of December 31, 2013
(Amounts in thousands)

	Fixed Rate (1)	Floating Rate (1)				Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
Year				Total	% of Total
2014	$512,067	$49,017		$561,084	5.2%	5.25%	5.03%
2015	420,448	750,000	(2)	1,170,448	10.9%	6.28%	3.13%
2016	1,193,251	—		1,193,251	11.1%	5.34%	5.34%
2017	1,346,735	456		1,347,191	12.5%	6.16%	6.16%
2018	84,357	212,659	(3)	297,016	2.8%	5.61%	2.37%
2019	806,639	20,766		827,405	7.7%	5.48%	5.35%
2020	1,678,601	809		1,679,410	15.6%	5.49%	5.49%
2021	1,195,242	856		1,196,098	11.1%	4.63%	4.64%
2022	228,933	905		229,838	2.1%	3.17%	3.18%
2023	1,303,079	956		1,304,035	12.1%	3.75%	3.75%
2024+	297,923	674,988		972,911	9.0%	6.25%	2.21%
Premium/(Discount)	53,154	(65,587)		(12,433)	(0.1)%	N/A	N/A

Total	$9,120,429	$1,645,825		$10,766,254	100.0%	5.20%	4.53%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of December 31, 2013.

(2)	Includes the Company's senior unsecured $750.0 million delayed draw term loan facility that matures on January 11, 2015 and is subject to a one-year extension option exercisable by the Company.

(3)	Includes $115.0 million outstanding on the Company's unsecured revolving credit facility. As of December 31, 2013, there was approximately $2.35 billion available on this facility.

The following table provides a summary of the Company’s unsecured debt as of December 31, 2013:

Unsecured Debt Summary as of December 31, 2013
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	5.250%	09/15/14		$500,000	$(44)	$499,956
	6.584%	04/13/15		300,000	(138)	299,862
	5.125%	03/15/16		500,000	(117)	499,883
	5.375%	08/01/16		400,000	(479)	399,521
	5.750%	06/15/17		650,000	(1,780)	648,220
	7.125%	10/15/17		150,000	(246)	149,754
	4.750%	07/15/20		600,000	(2,976)	597,024
	4.625%	12/15/21		1,000,000	(3,016)	996,984
	3.000%	04/15/23		500,000	(4,116)	495,884
	7.570%	08/15/26		140,000	—	140,000
				4,740,000	(12,912)	4,727,088
Floating Rate Notes:
Delayed Draw Term Loan Facility	LIBOR+1.20%	01/11/15	(1)(2)	750,000	—	750,000
				750,000	—	750,000
Revolving Credit Facility:	LIBOR+1.05%	04/01/18	(1)(3)	115,000	—	115,000
Total Unsecured Debt				$5,605,000	$(12,912)	$5,592,088

(1)	Facilities are private. All other unsecured debt is public.

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

(3)
On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.05%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of December 31, 2013, there was approximately $2.35 billion available on the Company's unsecured revolving credit facility.

An unspecified amount of equity and debt securities remains available for issuance by EQR and ERPOP under a universal shelf registration statement that automatically became effective upon filing with the SEC on July 30, 2013 and expires on July 30, 2016. In July 2013, the Board of Trustees also approved an increase to the amount of shares which be may offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2013 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of December 31, 2013
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$5,174,166	48.1%
Unsecured Debt			5,592,088	51.9%
Total Debt			10,766,254	100.0%	35.6%
Common Shares (includes Restricted Shares)	360,479,260	96.2%
Units (includes OP Units and LTIP Units)	14,180,376	3.8%
Total Shares and Units	374,659,636	100.0%
Common Share Price at December 31, 2013	$51.87
			19,433,595	99.7%
Perpetual Preferred Equity (see below)			50,000	0.3%
Total Equity			19,483,595	100.0%	64.4%
Total Market Capitalization			$30,249,849		100.0%

Equity Residential
Perpetual Preferred Equity as of December 31, 2013
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount

Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preferred Equity		1,000,000	$50,000		$4,145

On August 20, 2012, the Company redeemed its Series N Cumulative Redeemable Preferred Shares for cash consideration of $150.0 million plus accrued dividends through the redemption date. As a result of this redemption, the Company recorded the write-off of approximately $5.1 million in original issuance costs as a premium on the redemption of Preferred Shares.

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2013 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of December 31, 2013
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$5,174,166	48.1%
Unsecured Debt		5,592,088	51.9%
Total Debt		10,766,254	100.0%	35.6%
Total outstanding Units	374,659,636
Common Share Price at December 31, 2013	$51.87
		19,433,595	99.7%
Perpetual Preference Units (see below)		50,000	0.3%
Total Equity		19,483,595	100.0%	64.4%
Total Market Capitalization		$30,249,849		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of December 31, 2013
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount

Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preference Units		1,000,000	$50,000		$4,145

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
The Company has a flexible dividend policy which it believes will generate payouts closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. During the year ended December 31, 2013, the Company paid $0.40 per share for each of the first three quarters and $0.65 per share for the fourth quarter to bring the total payment for the year (an annual rate of $1.85 per share) to approximately 65% of Normalized FFO. Beginning in 2014, the Company's annual dividend will be paid based on 65% of the midpoint of the range of Normalized FFO guidance customarily provided as part of the Company's fourth quarter earnings release. The Company expects the annual dividend payout will be $2.00 per share and the Company intends to pay four quarterly dividends of $0.50 per share in 2014. All future dividends remain subject to the discretion of the Board of Trustees. The above assumption is based on current expectations and is forward-looking. While our current dividend policy makes it less likely we will over distribute, it will also lead to a dividend reduction more quickly should operating results deteriorate. However, whether due to changes in the dividend policy or otherwise, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company's financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company believes that its expected 2014 operating cash flow will be sufficient to cover capital expenditures and distributions.
The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $26.8 billion in investment in real estate on the Company’s balance sheet at December 31, 2013, $18.0 billion or 67.0% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.
ERPOP’s credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt are BBB+, Baa1 and BBB+, respectively. EQR’s equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity are BBB+, Baa2 and BBB-, respectively.

The Archstone Transaction, related financing activities and property sales adversely impacted our unsecured public debt covenants during the year ended December 31, 2013. However, certain debt repayment and refinancing activities during the quarter ended December 31, 2013 resulted in unsecured public debt covenants that are more consistent with those as of December 31, 2012. See the following table for a comparison of these covenants at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

Total Debt to Adjusted Total Assets (not to exceed 60%)	40.0%	38.6%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	19.2%	17.6%
Consolidated Income Available for Debt Service to
Maximum Annual Service Charges
(must be at least 1.5 to 1)	3.07	3.00
Total Unsecured Assets to Unsecured Debt
(must be at least 150%)	326.9%	346.3%

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

On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 1.05%) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. As of February 21, 2014, there was available borrowings of $2.1 billion (net of $34.9 million which was restricted/dedicated to support letters of credit and net of $360.0 million outstanding) on the revolving credit facility. This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

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
See Note 18 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to December 31, 2013.
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
For the year ended December 31, 2013, our actual improvements to real estate totaled approximately $135.8 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):
Capital Expenditures to Real Estate
For the Year Ended December 31, 2013

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (3)	80,247	$45,184	$563	$49,308	$615	$94,492	$1,178
Non-Same Store Properties (4)	22,826	16,668	855	19,246	988	35,914	1,843
Other (5)	—	3,197		2,213		5,410
Total	103,073	$65,049		$70,767		$135,816

(1)
Total Apartment Units – Excludes 1,669 unconsolidated apartment units and 5,113 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $19.5 million spent in 2013 on apartment unit renovations/rehabs (primarily kitchens and baths) on 2,560 same store apartment units (equating to about $7,600 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets. The Company also completed apartment unit renovations/rehabs (primarily kitchens and baths) on 1,200 non-same store apartment units (primarily Archstone properties), equating to a total cost of approximately $11.9 million.

(3)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2012, less properties subsequently sold.

(4)
Non-Same Store Properties – Primarily includes all properties acquired during 2012 and 2013, plus any properties in lease-up and not stabilized as of January 1, 2012. Per apartment unit amounts are based on a weighted average of 19,493 apartment units. Includes approximately ten months of activity for the Archstone properties.

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

For 2014, the Company estimates that it will spend approximately $1,700 per apartment unit of capital expenditures, inclusive of apartment unit renovation/rehab costs, or $1,250 per apartment unit excluding apartment unit renovation/rehab costs. In 2014, the Company expects to spend approximately $45.0 million for all unit renovation/rehab costs (primarily on same store properties) at a weighted average cost of $8,500 per apartment unit rehabbed. The anticipated increased capital expenditure cost per unit over 2013 is primarily driven by increases in building improvement costs (i.e. roofs, mechanical systems and siding) for the Archstone assets as well as certain large building improvement projects the Company had planned to complete in 2013 but will not finalize until 2014. The Company is also accelerating its rehab/renovation efforts in 2014 with plans to continue to create value from our properties by doing those rehabs that meet our investment parameters. The above assumptions are based on current expectations and are forward-looking.

During the year ended December 31, 2013, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $4.1 million. The Company expects to fund approximately $2.7 million in total additions to non-real estate property in 2014. The above assumption is based on current expectations and is forward-looking.
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
See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2013.
Other
Total distributions paid in January 2014 amounted to $243.5 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2013.

Off-Balance Sheet Arrangements and Contractual Obligations

Archstone Acquisition

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

San Norterra – This venture developed certain land parcels into a 388 unit apartment building located in Phoenix, Arizona. The Company has an 85% equity interest with an initial basis of $16.9 million. Total project costs are approximately $56.3 million and construction was partially funded with a construction loan that is guaranteed by the partner and non-recourse to the Company. The loan has a maximum debt commitment of $34.8 million and a current unconsolidated outstanding balance of $33.0 million; the loan bears interest at LIBOR plus 2.00% and matures January 6, 2015. The partner is the managing member and developed the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

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

Parkside at Emeryville – This venture is currently developing certain land parcels into a 176 unit apartment building located in Emeryville, California. The Company has a 5% equity interest with an initial obligation of approximately $2.1 million. Total project costs are expected to be approximately $75.0 million and construction is being partially funded with a construction loan. The loan has a maximum debt commitment of $39.5 million and a current unconsolidated outstanding balance of $11.4 million; the loan bears interest at LIBOR plus 2.25% and matures August 14, 2015. The Company has given a repayment guaranty on the construction loan of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees. The partner is the managing member and is developing the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets that are held for sale, such as interests in a German portfolio of apartment buildings, and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $113.6 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the year ended December 31, 2013, the Company purchased with AVB $65.0 million (of which the Company's 60% share was $39.0 million) of the preferred interests assumed by Legacy JV. At December 31, 2013, the remaining preferred interests have an aggregate liquidation value of $89.0 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

Other

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

are expected to be approximately $80.0 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $47.6 million; the loan bears interest at 5.60% and matures January 1, 2021.

•
Domain – This development project was substantially completed as of December 31, 2013. Total project costs are expected to be approximately $154.6 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $91.6 million; the loan bears interest at 5.75% and matures January 1, 2022.

While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The Company currently has no further funding obligations related to these projects. The Company's strategy with respect to these ventures was to reduce its financial risk related to the development of the properties. However, management does not believe that these investments have a materially different impact upon the Company's liquidity, cash flows, capital resources, credit or market risk than its other consolidated development activities.

As of December 31, 2013, the Company has 14 consolidated projects (including 400 Park Avenue South in New York City which the Company is jointly developing with Toll Brothers and Park Aire in which the Company acquired a 95% interest in connection with the Archstone Transaction – see Note 16 in the Notes to Consolidated Financial Statements for further discussion) totaling 4,017 apartment units and one unconsolidated project totaling 176 apartment units in various stages of development with estimated completion dates ranging through June 30, 2016, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 16 of the Company’s Consolidated Financial Statements.
See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.
The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2013:

Payments Due by Year (in thousands)
Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Debt:
Principal (a)	$561,084	$1,170,448	$1,193,251	$1,347,191	$297,016	$6,197,264	$10,766,254
Interest (b)	467,503	429,935	380,210	330,047	293,614	851,508	2,752,817
Operating Leases:
Minimum Rent Payments (c)	14,518	14,935	15,084	14,961	14,830	869,687	944,015
Other Long-Term Liabilities:
Deferred Compensation (d)	1,378	1,705	1,705	1,705	1,705	5,596	13,794
Total	$1,044,483	$1,617,023	$1,590,250	$1,693,904	$607,165	$7,924,055	$14,476,880

(a)	Amounts include aggregate principal payments only.

(b)
Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2013 and inclusive of capitalized interest. For floating rate debt, the current rate in effect for the most recent payment through December 31, 2013 is assumed to be in effect through the respective maturity date of each instrument.

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
The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements. These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2013 and are consistent with the year ended December 31, 2012.

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
Depreciation of Investment in Real Estate
The Company depreciates the building component of its investment in real estate over a 30-year estimated useful life, building improvements over a 5-year to 15-year estimated useful life and both the furniture, fixtures and equipment and replacement components over a 5-year to 10-year estimated useful life, all of which are judgmental determinations.
Cost Capitalization
See the Capitalization of Fixed Assets and Improvements to Real Estate section for a discussion of the Company’s policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs. In addition, the Company capitalizes an allocation of the payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of major capital and/or renovation projects. These costs are reflected on the balance sheets as increases to depreciable property.
For all development projects, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Company capitalizes interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend their time on development activities, with capitalization ceasing no later than 90 days following issuance of the certificate of occupancy. These costs are reflected on the balance sheets as construction-in-progress for each specific property. The Company expenses as incurred all payroll costs of on-site employees working directly at our properties, except as noted above on our development properties prior to certificate of occupancy issuance and on specific major renovations at selected properties when additional incremental employees are hired.
During the years ended December 31, 2013, 2012 and 2011, the Company capitalized $16.5 million, $14.3 million and $11.6 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.
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

Funds From Operations and Normalized Funds From Operations
For the year ended December 31, 2013, Funds From Operations (“FFO”) available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units decreased $120.8 million, or 12.2%, and increased $173.8 million, or 19.7%, respectively, as compared to the year ended December 31, 2012. For the year ended December 31, 2012, FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $241.1 million, or 32.0%, and $123.6 million, or 16.3%, respectively, as compared to the year ended December 31, 2011.
The following is the Company's and the Operating Partnership's reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for each of the five years ended December 31, 2013:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net income	$1,905,353	$881,204	$935,197	$295,983	$382,029
Net (income) loss attributable to Noncontrolling Interests:
Preference Interests and Units	—	—	—	—	(9)
Partially Owned Properties	538	(844)	(832)	726	558
Preferred/preference distributions	(4,145)	(10,355)	(13,865)	(14,368)	(14,479)
Premium on redemption of Preferred Shares/Preference Units	—	(5,152)	—	—	—
Net income available to Common Shares and Units / Units	1,901,746	864,853	920,500	282,341	368,099
Adjustments:
Depreciation	978,973	560,669	506,175	470,593	385,293
Depreciation – Non-real estate additions	(4,806)	(5,346)	(5,519)	(6,566)	(7,122)
Depreciation – Partially Owned and Unconsolidated Properties	(2,838)	(3,193)	(3,062)	(1,619)	759
Net (gain) on sales of unconsolidated entities	(7)	—	—	(28,101)	(10,689)
Discontinued operations:
Depreciation	34,380	124,323	157,353	202,588	214,849
Net (gain) on sales of discontinued operations	(2,036,505)	(548,278)	(826,489)	(297,956)	(335,299)
Net incremental gain (loss) on sales of condominium units	8	(11)	1,993	1,506	(385)
Gain on sale of Equity Corporate Housing (ECH)	1,470	200	1,202	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	872,421	993,217	752,153	622,786	615,505
Adjustments:
Asset impairment and valuation allowances	—	—	—	45,380	11,124
Property acquisition costs and write-off of pursuit costs	79,365	21,649	14,557	11,928	6,488
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/
preference unit redemptions and non-cash convertible debt discounts	121,730	16,293	12,300	8,594	34,333
(Gains) losses on sales of non-operating assets, net of income and other tax expense
(benefit)	(17,908)	(255)	(6,976)	(80)	(5,737)
Other miscellaneous non-comparable items	1,465	(147,635)	(12,369)	(6,186)	(171)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,057,073	$883,269	$759,665	$682,422	$661,542

FFO (1) (3)	$876,566	$1,008,724	$766,018	$637,154	$629,984
Preferred/preference distributions	(4,145)	(10,355)	(13,865)	(14,368)	(14,479)
Premium on redemption of Preferred Shares/Preference Units	—	(5,152)	—	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$872,421	$993,217	$752,153	$622,786	$615,505

Normalized FFO (2) (3)	$1,061,218	$893,624	$773,530	$696,790	$676,021
Preferred/preference distributions	(4,145)	(10,355)	(13,865)	(14,368)	(14,479)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,057,073	$883,269	$759,665	$682,422	$661,542

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
The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion and $5.9 billion, respectively, at December 31, 2013.
At December 31, 2013, the Company had total outstanding floating rate debt of approximately $1.6 billion, or 15.3% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 12 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $2.0 million. If market rates of interest on all of the floating rate debt permanently decreased by 12 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $2.0 million.
At December 31, 2013, the Company had total outstanding fixed rate debt of approximately $9.1 billion, or 84.7% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 51 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $8.3 billion. If market rates of interest permanently decreased by 51 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $10.1 billion.
At December 31, 2013, the Company’s derivative instruments had a net asset fair value of approximately $18.7 million. If market rates of interest permanently increased by 33 basis points (a 10% increase from the Company’s existing weighted average interest rates), the net asset fair value of the Company’s derivative instruments would be approximately $28.0 million. If market rates of interest permanently decreased by 33 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the net asset fair value of the Company’s derivative instruments would be approximately $9.4 million.

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

At December 31, 2012, the Company had total outstanding fixed rate debt of approximately $7.8 billion, or 92.0% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 56 basis points (a 10% increase from the Company's existing weighted average interest rates), the estimated fair value of the Company's fixed rate debt would be approximately $7.1 billion. If market rates of interest permanently decreased by 56 basis points (a 10% decrease from the Company's existing weighted average interest rates), the estimated fair value of the Company's fixed rate debt would be approximately $8.7 billion.

At December 31, 2012, the Company's derivative instruments had a net liability fair value of approximately $42.5 million. If market rates of interest permanently increased by 4 basis points (a 10% increase from the Company's existing weighted average interest rates), the net liability fair value of the Company's derivative instruments would be approximately $40.9 million. If market rates of interest permanently decreased by 4 basis points (a 10% decrease from the Company's existing weighted average interest rates), the net liability fair value of the Company's derivative instruments would be approximately $44.2 million.
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

    None.

Item 9A. Controls and Procedures

Equity Residential
(a)  Evaluation of Disclosure Controls and Procedures:
Effective as of December 31, 2013, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b)  Management’s Report on Internal Control over Financial Reporting:
Equity Residential’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.
Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2013. Our internal control over financial reporting has been audited as of December 31, 2013 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c)   Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership
(a)  Evaluation of Disclosure Controls and Procedures:
Effective as of December 31, 2013, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership's management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
(b)  Management’s Report on Internal Control over Financial Reporting:
ERP Operating Limited Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on the Operating Partnership's evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2013. Our internal control over financial reporting has been audited as of December 31, 2013 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)  Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership's evaluation referred to above that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Items 10, 11, 12, 13 and 14.
Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accounting Fees and Services.
The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, Equity Residential's Proxy Statement, which the Company intends to file no later than 120 days after the end of its fiscal year ended December 31, 2013, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 96.2% owner of ERP Operating Limited Partnership.

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

EQUITY RESIDENTIAL

By:	/s/ David J. Neithercut
David J. Neithercut, President and Chief Executive Officer (Principal Executive Officer)
Date:	February 27, 2014

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

By:	/s/ David J. Neithercut
David J. Neithercut, President and Chief Executive Officer (Principal Executive Officer)
Date:	February 27, 2014

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY
KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints David J. Neithercut, Mark J. Parrell and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2013, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ David J. Neithercut	President, Chief Executive Officer and Trustee	February 27, 2014
David J. Neithercut	(Principal Executive Officer)

/s/ Mark J. Parrell	Executive Vice President and Chief Financial Officer	February 27, 2014
Mark J. Parrell	(Principal Financial Officer)

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 27, 2014
Ian S. Kaufman	(Principal Accounting Officer)

/s/ John W. Alexander	Trustee	February 27, 2014
John W. Alexander

/s/ Charles L. Atwood	Trustee	February 27, 2014
Charles L. Atwood

/s/ Linda Walker Bynoe	Trustee	February 27, 2014
Linda Walker Bynoe

/s/ Mary Kay Haben	Trustee	February 27, 2014
Mary Kay Haben

/s/ Bradley A. Keywell	Trustee	February 27, 2014
Bradley A. Keywell

/s/ John E. Neal	Trustee	February 27, 2014
John E. Neal

/s/ Mark S. Shapiro	Trustee	February 27, 2014
Mark S. Shapiro

/s/ B. Joseph White	Trustee	February 27, 2014
B. Joseph White

/s/ Gerald A. Spector	Vice Chairman of the Board of Trustees	February 27, 2014
Gerald A. Spector

/s/ Samuel Zell	Chairman of the Board of Trustees	February 27, 2014
Samuel Zell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

PAGE
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm (Equity Residential)	F-2

Report of Independent Registered Public Accounting Firm (ERP Operating Limited Partnership)	F-3

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Equity Residential)	F-4

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (ERP Operating Limited Partnership)	F-5

Financial Statements of Equity Residential:

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-6

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	F-7 to F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F-9 to F-11

Consolidated Statements of Changes in Equity for the years ended December 31, 2013, 2012 and 2011	F-12 to F-13

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-14

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2013, 2012 and 2011	F-15 to F-16

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011	F-17 to F-19

Consolidated Statements of Changes in Capital for the years ended December 31, 2013, 2012 and 2011	F-20 to F-21

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	F-22 to F-67

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation of Equity Residential and ERP Operating Limited Partnership	S-1 to S-13

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders
Equity Residential
We have audited the accompanying consolidated balance sheets of Equity Residential (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the accompanying index to the consolidated financial statements and schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Residential’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
ERP Operating Limited Partnership
We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the “Operating Partnership”) as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the accompanying index to the consolidated financial statements and schedule. These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ERP Operating Limited Partnership's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Trustees and Shareholders
Equity Residential
We have audited Equity Residential’s (the “Company”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO Criteria”). Equity Residential’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Equity Residential maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity Residential as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2013 of Equity Residential and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Partners
ERP Operating Limited Partnership
We have audited ERP Operating Limited Partnership's (the “Operating Partnership”) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the “COSO Criteria”). ERP Operating Limited Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, ERP Operating Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERP Operating Limited Partnership as of December 31, 2013 and 2012 and the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2013 of ERP Operating Limited Partnership and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 27, 2014

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)

	December 31, 2013	December 31, 2012
ASSETS
Investment in real estate
Land	$6,192,512	$4,554,912
Depreciable property	19,226,047	15,711,944
Projects under development	988,867	387,750
Land held for development	393,522	353,823
Investment in real estate	26,800,948	21,008,429
Accumulated depreciation	(4,807,709)	(4,912,221)
Investment in real estate, net	21,993,239	16,096,208
Cash and cash equivalents	53,534	612,590
Investments in unconsolidated entities	178,526	17,877
Deposits – restricted	103,567	250,442
Escrow deposits – mortgage	42,636	9,129
Deferred financing costs, net	58,486	44,382
Other assets	404,557	170,372
Total assets	$22,834,545	$17,201,000

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$5,174,166	$3,898,369
Notes, net	5,477,088	4,630,875
Lines of credit	115,000	—
Accounts payable and accrued expenses	118,791	38,372
Accrued interest payable	78,309	76,223
Other liabilities	347,748	304,518
Security deposits	71,592	66,988
Distributions payable	243,511	260,176
Total liabilities	11,626,205	9,275,521

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	363,144	398,372
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value;
100,000,000 shares authorized; 1,000,000 shares issued and outstanding as of December 31, 2013 and December 31, 2012	50,000	50,000
Common Shares of beneficial interest, $0.01 par value;
1,000,000,000 shares authorized; 360,479,260 shares issued and outstanding as of December 31, 2013 and 325,054,654 shares issued and outstanding as of December 31, 2012	3,605	3,251
Paid in capital	8,561,500	6,542,355
Retained earnings	2,047,258	887,355
Accumulated other comprehensive (loss)	(155,162)	(193,148)
Total shareholders’ equity	10,507,201	7,289,813
Noncontrolling Interests:
Operating Partnership	211,412	159,606
Partially Owned Properties	126,583	77,688
Total Noncontrolling Interests	337,995	237,294
Total equity	10,845,196	7,527,107
Total liabilities and equity	$22,834,545	$17,201,000

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per share data)

	Year Ended December 31,
	2013	2012	2011
REVENUES
Rental income	$2,378,004	$1,737,929	$1,516,194
Fee and asset management	9,698	9,573	9,026
Total revenues	2,387,702	1,747,502	1,525,220

EXPENSES
Property and maintenance	449,461	332,190	304,380
Real estate taxes and insurance	293,999	206,723	178,406
Property management	84,342	81,902	81,867
Fee and asset management	6,460	4,663	4,279
Depreciation	978,973	560,669	506,175
General and administrative	62,179	47,233	43,604
Total expenses	1,875,414	1,233,380	1,118,711

Operating income	512,288	514,122	406,509

Interest and other income	4,656	150,546	7,963
Other expenses	(9,105)	(21,692)	(12,400)
Merger expenses	(19,864)	(5,619)	(1,736)
Interest:
Expense incurred, net	(586,854)	(455,236)	(460,172)
Amortization of deferred financing costs	(22,197)	(21,295)	(16,616)
(Loss) income before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities and land parcels and discontinued operations	(121,076)	160,826	(76,452)
Income and other tax (expense) benefit	(1,169)	(514)	(706)
(Loss) from investments in unconsolidated entities due to operations	(4,159)	(14)	—
(Loss) from investments in unconsolidated entities due to merger expenses	(54,004)	—	—
Net gain on sales of unconsolidated entities	7	—	—
Net gain on sales of land parcels	12,227	—	4,217
(Loss) income from continuing operations	(168,174)	160,298	(72,941)
Discontinued operations, net	2,073,527	720,906	1,008,138
Net income	1,905,353	881,204	935,197
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(75,278)	(38,641)	(40,780)
Partially Owned Properties	538	(844)	(832)
Net income attributable to controlling interests	1,830,613	841,719	893,585
Preferred distributions	(4,145)	(10,355)	(13,865)
Premium on redemption of Preferred Shares	—	(5,152)	—
Net income available to Common Shares	$1,826,468	$826,212	$879,720

Earnings per share – basic:
(Loss) income from continuing operations available to Common Shares	$(0.47)	$0.45	$(0.28)
Net income available to Common Shares	$5.16	$2.73	$2.98
Weighted average Common Shares outstanding	354,305	302,701	294,856

Earnings per share – diluted:
(Loss) income from continuing operations available to Common Shares	$(0.47)	$0.45	$(0.28)
Net income available to Common Shares	$5.16	$2.70	$2.98
Weighted average Common Shares outstanding	354,305	319,766	294,856

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per share data)

	Year Ended December 31,
	2013	2012	2011
Comprehensive income:
Net income	$1,905,353	$881,204	$935,197
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	18,771	(11,772)	(143,598)
Losses reclassified into earnings from other comprehensive income	20,141	14,678	4,343
Other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	583	664	355
(Gains) realized during the year	(2,122)	—	—
Other comprehensive income – foreign currency:
Currency translation adjustments arising during the year	613	—	—
Other comprehensive income (loss)	37,986	3,570	(138,900)
Comprehensive income	1,943,339	884,774	796,297
Comprehensive (income) attributable to Noncontrolling Interests	(74,740)	(39,485)	(41,612)
Comprehensive income attributable to controlling interests	$1,868,599	$845,289	$754,685

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,905,353	$881,204	$935,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,013,353	684,992	663,616
Amortization of deferred financing costs	22,425	21,435	17,846
Amortization of above/below market leases	898	—	—
Amortization of discounts and premiums on debt	(156,439)	(8,181)	(1,478)
Amortization of deferred settlements on derivative instruments	19,607	14,144	3,808
Write-off of pursuit costs	5,184	9,056	5,075
Loss from investments in unconsolidated entities	58,163	14	—
Distributions from unconsolidated entities – return on capital	2,481	575	319
Net (gain) on sales of investment securities/technology investments	(4,203)	—	(4,537)
Net (gain) on sales of unconsolidated entities	(7)	—	—
Net (gain) on sales of land parcels	(12,227)	—	(4,217)
Net (gain) on sales of discontinued operations	(2,036,505)	(548,278)	(826,489)
Unrealized loss (gain) on derivative instruments	70	(1)	186
Compensation paid with Company Common Shares	35,474	24,832	21,177
Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	3,684	(4,091)	4,523
Decrease in mortgage deposits	1,813	176	2,133
Decrease (increase) in other assets	3,742	(20,411)	(2,743)
Increase (decrease) in accounts payable and accrued expenses	6,229	(2,102)	332
(Decrease) in accrued interest payable	(9,219)	(11,898)	(10,510)
Increase (decrease) in other liabilities	15,401	2,987	(8,245)
(Decrease) increase in security deposits	(6,361)	1,702	4,474
Net cash provided by operating activities	868,916	1,046,155	800,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	(4,000,875)	—	—
Investment in real estate – acquisitions	(108,308)	(843,976)	(1,441,599)
Investment in real estate – development/other	(377,442)	(180,409)	(120,741)
Improvements to real estate	(135,816)	(152,828)	(144,452)
Additions to non-real estate property	(4,134)	(8,821)	(7,110)
Interest capitalized for real estate and unconsolidated entities under development	(47,321)	(22,509)	(9,108)
Proceeds from disposition of real estate, net	4,551,454	1,049,219	1,500,583
Investments in unconsolidated entities	(66,471)	(5,291)	(2,021)
Distributions from unconsolidated entities – return of capital	25,471	—	—
Proceeds from sale of investment securities/technology investments	4,878	—	4,537
Decrease (increase) in deposits on real estate acquisitions and investments, net	143,694	(97,984)	7,631
Decrease (increase) in mortgage deposits	7,893	1,444	(479)
Deconsolidation of previously consolidated properties	—	—	28,360
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(13)	(12,809)
Net cash (used for) investing activities	(6,977)	(261,168)	(197,208)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(16,526)	$(21,209)	$(20,421)
Mortgage deposits	(5,631)	(57)	247
Mortgage notes payable:
Proceeds	902,886	26,495	190,905
Restricted cash	—	2,370	16,596
Lump sum payoffs	(2,532,682)	(350,247)	(974,956)
Scheduled principal repayments	(12,658)	(14,088)	(16,726)
Notes, net:
Proceeds	1,245,550	—	996,190
Lump sum payoffs	(400,000)	(975,991)	(575,641)
Lines of credit:
Proceeds	9,832,000	5,876,000	1,455,000
Repayments	(9,717,000)	(5,876,000)	(1,455,000)
(Payments on) settlement of derivative instruments	(44,063)	—	(147,306)
Proceeds from sale of Common Shares	—	1,417,040	173,484
Proceeds from Employee Share Purchase Plan (ESPP)	3,401	5,399	5,262
Proceeds from exercise of options	17,252	49,039	95,322
Redemption of Preferred Shares	—	(150,000)	—
Premium on redemption of Preferred Shares	—	(23)	—
Payment of offering costs	(1,047)	(39,359)	(3,596)
Other financing activities, net	(48)	(48)	(48)
Contributions – Noncontrolling Interests – Partially Owned Properties	27,660	8,221	75,911
Contributions – Noncontrolling Interests – Operating Partnership	5	5	—
Distributions:
Common Shares	(681,610)	(473,451)	(432,023)
Preferred Shares	(4,145)	(13,416)	(12,829)
Noncontrolling Interests – Operating Partnership	(27,897)	(21,915)	(20,002)
Noncontrolling Interests – Partially Owned Properties	(6,442)	(5,083)	(1,115)
Net cash (used for) financing activities	(1,420,995)	(556,318)	(650,746)
Net (decrease) increase in cash and cash equivalents	(559,056)	228,669	(47,487)
Cash and cash equivalents, beginning of year	612,590	383,921	431,408
Cash and cash equivalents, end of year	$53,534	$612,590	$383,921

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$722,861	$464,937	$477,434
Net cash paid for income and other taxes	$1,152	$673	$645
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$137,644	$158,240
Valuation of OP Units issued	$—	$66,606	$—
Amortization of deferred financing costs:
Investment in real estate, net	$(152)	$—	$—
Deferred financing costs, net	$22,577	$21,435	$17,846
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(158,625)	$(10,333)	$(8,260)
Notes, net	$2,186	$2,152	$6,782
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(534)	$(534)	$(535)
Accumulated other comprehensive income	$20,141	$14,678	$4,343
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$53,073	$14	$—
Other liabilities	$5,090	$—	$—
Unrealized loss (gain) on derivative instruments:
Other assets	$(17,139)	$7,448	$6,826
Mortgage notes payable	$—	$(2,589)	$(612)
Notes, net	$(1,523)	$(4,860)	$(2,937)
Other liabilities	$(39)	$11,772	$140,507
Accumulated other comprehensive income	$18,771	$(11,772)	$(143,598)
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$(8,687,355)	$—	$—
Investments in unconsolidated entities	$(225,568)	$—	$—
Deposits – restricted	$(528)	$—	$—
Escrow deposits – mortgage	$(37,582)	$—	$—
Deferred financing costs, net	$(25,780)	$—	$—
Other assets	$(215,622)	$—	$—
Mortgage notes payable	$3,076,876	$—	$—
Accounts payable and accrued expenses	$16,984	$—	$—
Accrued interest payable	$11,305	$—	$—
Other liabilities	$117,299	$—	$—
Security deposits	$10,965	$—	$—
Issuance of Common Shares	$1,929,868	$—	$—
Noncontrolling Interests – Partially Owned Properties	$28,263	$—	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(45,533)	$(21,661)	$(8,785)
Investments in unconsolidated entities	$(1,788)	$(848)	$(323)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(13,656)	$(5,291)	$(2,021)
Other liabilities	$(52,815)	$—	$—
Deconsolidation of previously consolidated properties:
Investment in real estate, net	$—	$—	$35,495
Investments in unconsolidated entities	$—	$—	$(7,135)
(Payments on) settlement of derivative instruments:
Other assets	$(50)	$—	$—
Other liabilities	$(44,013)	$—	$(147,306)
Other:
Receivable on sale of Common Shares	$—	$28,457	$—
Foreign currency translation adjustments	$(613)	$—	$—

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Year Ended December 31,
SHAREHOLDERS’ EQUITY	2013	2012	2011

PREFERRED SHARES
Balance, beginning of year	$50,000	$200,000	$200,000
Redemption of 6.48% Series N Cumulative Redeemable	—	(150,000)	—
Balance, end of year	$50,000	$50,000	$200,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,251	$2,975	$2,902
Conversion of OP Units into Common Shares	1	7	3
Issuance of Common Shares	345	250	39
Exercise of share options	5	16	29
Employee Share Purchase Plan (ESPP)	1	1	1
Conversion of restricted shares to LTIP Units	—	—	(1)
Share-based employee compensation expense:
Restricted shares	2	2	2
Balance, end of year	$3,605	$3,251	$2,975

PAID IN CAPITAL
Balance, beginning of year	$6,542,355	$5,047,186	$4,741,521
Common Share Issuance:
Conversion of OP Units into Common Shares	1,698	18,922	8,577
Issuance of Common Shares	1,929,523	1,388,333	201,903
Exercise of share options	17,247	49,023	95,293
Employee Share Purchase Plan (ESPP)	3,400	5,398	5,261
Conversion of restricted shares to LTIP Units	—	—	(3,933)
Share-based employee compensation expense:
Restricted shares	13,262	8,934	9,100
Share options	10,514	11,752	9,545
ESPP discount	632	965	1,194
Offering costs	(1,047)	(39,359)	(3,596)
Premium on redemption of Preferred Shares – original issuance costs	—	5,129	—
Supplemental Executive Retirement Plan (SERP)	(422)	282	10,765
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	1,293	(4,784)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	79,667	38,734	(22,714)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(35,329)	5,763	(946)
Balance, end of year	$8,561,500	$6,542,355	$5,047,186

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)

	Year Ended December 31,
SHAREHOLDERS’ EQUITY (continued)	2013	2012	2011

RETAINED EARNINGS
Balance, beginning of year	$887,355	$615,572	$203,581
Net income attributable to controlling interests	1,830,613	841,719	893,585
Common Share distributions	(666,565)	(554,429)	(467,729)
Preferred Share distributions	(4,145)	(10,355)	(13,865)
Premium on redemption of Preferred Shares – cash charge	—	(23)	—
Premium on redemption of Preferred Shares – original issuance costs	—	(5,129)	—
Balance, end of year	$2,047,258	$887,355	$615,572

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(193,148)	$(196,718)	$(57,818)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	18,771	(11,772)	(143,598)
Losses reclassified into earnings from other comprehensive income	20,141	14,678	4,343
Accumulated other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	583	664	355
(Gains) realized during the year	(2,122)	—	—
Accumulated other comprehensive income – foreign currency:
Currency translation adjustments arising during the year	613	—	—
Balance, end of year	$(155,162)	$(193,148)	$(196,718)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$159,606	$119,536	$110,399
Issuance of OP Units to Noncontrolling Interests	—	66,606	—
Issuance of LTIP Units to Noncontrolling Interests	5	5	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(1,699)	(18,929)	(8,580)
Conversion of restricted shares to LTIP Units	—	—	3,934
Equity compensation associated with Noncontrolling Interests	13,609	5,307	3,641
Net income attributable to Noncontrolling Interests	75,278	38,641	40,780
Distributions to Noncontrolling Interests	(26,277)	(25,095)	(21,434)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(44,439)	(20,702)	(10,150)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	35,329	(5,763)	946
Balance, end of year	$211,412	$159,606	$119,536

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$77,688	$74,306	$7,991
Net (loss) income attributable to Noncontrolling Interests	(538)	844	832
Contributions by Noncontrolling Interests	27,660	8,221	75,911
Distributions to Noncontrolling Interests	(6,490)	(5,131)	(1,163)
Acquisition of Archstone	28,263	—	—
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(1,306)	(8,025)
Other	—	754	(1,240)
Balance, end of year	$126,583	$77,688	$74,306

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2013	December 31, 2012
ASSETS
Investment in real estate
Land	$6,192,512	$4,554,912
Depreciable property	19,226,047	15,711,944
Projects under development	988,867	387,750
Land held for development	393,522	353,823
Investment in real estate	26,800,948	21,008,429
Accumulated depreciation	(4,807,709)	(4,912,221)
Investment in real estate, net	21,993,239	16,096,208
Cash and cash equivalents	53,534	612,590
Investments in unconsolidated entities	178,526	17,877
Deposits – restricted	103,567	250,442
Escrow deposits – mortgage	42,636	9,129
Deferred financing costs, net	58,486	44,382
Other assets	404,557	170,372
Total assets	$22,834,545	$17,201,000

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$5,174,166	$3,898,369
Notes, net	5,477,088	4,630,875
Lines of credit	115,000	—
Accounts payable and accrued expenses	118,791	38,372
Accrued interest payable	78,309	76,223
Other liabilities	347,748	304,518
Security deposits	71,592	66,988
Distributions payable	243,511	260,176
Total liabilities	11,626,205	9,275,521

Commitments and contingencies

Redeemable Limited Partners	363,144	398,372
Capital:
Partners' Capital:
Preference Units	50,000	50,000
General Partner	10,612,363	7,432,961
Limited Partners	211,412	159,606
Accumulated other comprehensive (loss)	(155,162)	(193,148)
Total partners' capital	10,718,613	7,449,419
Noncontrolling Interests – Partially Owned Properties	126,583	77,688
Total capital	10,845,196	7,527,107
Total liabilities and capital	$22,834,545	$17,201,000

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2013	2012	2011
REVENUES
Rental income	$2,378,004	$1,737,929	$1,516,194
Fee and asset management	9,698	9,573	9,026
Total revenues	2,387,702	1,747,502	1,525,220

EXPENSES
Property and maintenance	449,461	332,190	304,380
Real estate taxes and insurance	293,999	206,723	178,406
Property management	84,342	81,902	81,867
Fee and asset management	6,460	4,663	4,279
Depreciation	978,973	560,669	506,175
General and administrative	62,179	47,233	43,604
Total expenses	1,875,414	1,233,380	1,118,711

Operating income	512,288	514,122	406,509

Interest and other income	4,656	150,546	7,963
Other expenses	(9,105)	(21,692)	(12,400)
Merger expenses	(19,864)	(5,619)	(1,736)
Interest:
Expense incurred, net	(586,854)	(455,236)	(460,172)
Amortization of deferred financing costs	(22,197)	(21,295)	(16,616)
(Loss) income before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of unconsolidated entities and land parcels and discontinued operations	(121,076)	160,826	(76,452)
Income and other tax (expense) benefit	(1,169)	(514)	(706)
(Loss) from investments in unconsolidated entities due to operations	(4,159)	(14)	—
(Loss) from investments in unconsolidated entities due to merger expenses	(54,004)	—	—
Net gain on sales of unconsolidated entities	7	—	—
Net gain on sales of land parcels	12,227	—	4,217
(Loss) income from continuing operations	(168,174)	160,298	(72,941)
Discontinued operations, net	2,073,527	720,906	1,008,138
Net income	1,905,353	881,204	935,197
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	538	(844)	(832)
Net income attributable to controlling interests	$1,905,891	$880,360	$934,365

ALLOCATION OF NET INCOME:
Preference Units	$4,145	$10,355	$13,865
Premium on redemption of Preference Units	$—	$5,152	$—

General Partner	$1,826,468	$826,212	$879,720
Limited Partners	75,278	38,641	40,780
Net income available to Units	$1,901,746	$864,853	$920,500

Earnings per Unit – basic:
(Loss) income from continuing operations available to Units	$(0.47)	$0.45	$(0.28)
Net income available to Units	$5.16	$2.73	$2.98
Weighted average Units outstanding	368,038	316,554	308,062

Earnings per Unit – diluted:
(Loss) income from continuing operations available to Units	$(0.47)	$0.45	$(0.28)
Net income available to Units	$5.16	$2.70	$2.98
Weighted average Units outstanding	368,038	319,766	308,062

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2013	2012	2011
Comprehensive income:
Net income	$1,905,353	$881,204	$935,197
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	18,771	(11,772)	(143,598)
Losses reclassified into earnings from other comprehensive income	20,141	14,678	4,343
Other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	583	664	355
(Gains) realized during the year	(2,122)	—	—
Other comprehensive income – foreign currency:
Currency translation adjustments arising during the year	613	—	—
Other comprehensive income (loss)	37,986	3,570	(138,900)
Comprehensive income	1,943,339	884,774	796,297
Comprehensive loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	538	(844)	(832)
Comprehensive income attributable to controlling interests	$1,943,877	$883,930	$795,465

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,905,353	$881,204	$935,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,013,353	684,992	663,616
Amortization of deferred financing costs	22,425	21,435	17,846
Amortization of above/below market leases	898	—	—
Amortization of discounts and premiums on debt	(156,439)	(8,181)	(1,478)
Amortization of deferred settlements on derivative instruments	19,607	14,144	3,808
Write-off of pursuit costs	5,184	9,056	5,075
Loss from investments in unconsolidated entities	58,163	14	—
Distributions from unconsolidated entities – return on capital	2,481	575	319
Net (gain) on sales of investment securities/technology investments	(4,203)	—	(4,537)
Net (gain) on sales of unconsolidated entities	(7)	—	—
Net (gain) on sales of land parcels	(12,227)	—	(4,217)
Net (gain) on sales of discontinued operations	(2,036,505)	(548,278)	(826,489)
Unrealized loss (gain) on derivative instruments	70	(1)	186
Compensation paid with Company Common Shares	35,474	24,832	21,177
Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	3,684	(4,091)	4,523
Decrease in mortgage deposits	1,813	176	2,133
Decrease (increase) in other assets	3,742	(20,411)	(2,743)
Increase (decrease) in accounts payable and accrued expenses	6,229	(2,102)	332
(Decrease) in accrued interest payable	(9,219)	(11,898)	(10,510)
Increase (decrease) in other liabilities	15,401	2,987	(8,245)
(Decrease) increase in security deposits	(6,361)	1,702	4,474
Net cash provided by operating activities	868,916	1,046,155	800,467

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	(4,000,875)	—	—
Investment in real estate – acquisitions	(108,308)	(843,976)	(1,441,599)
Investment in real estate – development/other	(377,442)	(180,409)	(120,741)
Improvements to real estate	(135,816)	(152,828)	(144,452)
Additions to non-real estate property	(4,134)	(8,821)	(7,110)
Interest capitalized for real estate and unconsolidated entities under development	(47,321)	(22,509)	(9,108)
Proceeds from disposition of real estate, net	4,551,454	1,049,219	1,500,583
Investments in unconsolidated entities	(66,471)	(5,291)	(2,021)
Distributions from unconsolidated entities – return of capital	25,471	—	—
Proceeds from sale of investment securities/technology investments	4,878	—	4,537
Decrease (increase) in deposits on real estate acquisitions and investments, net	143,694	(97,984)	7,631
Decrease (increase) in mortgage deposits	7,893	1,444	(479)
Deconsolidation of previously consolidated properties	—	—	28,360
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(13)	(12,809)
Net cash (used for) investing activities	(6,977)	(261,168)	(197,208)
See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(16,526)	$(21,209)	$(20,421)
Mortgage deposits	(5,631)	(57)	247
Mortgage notes payable:
Proceeds	902,886	26,495	190,905
Restricted cash	—	2,370	16,596
Lump sum payoffs	(2,532,682)	(350,247)	(974,956)
Scheduled principal repayments	(12,658)	(14,088)	(16,726)
Notes, net:
Proceeds	1,245,550	—	996,190
Lump sum payoffs	(400,000)	(975,991)	(575,641)
Lines of credit:
Proceeds	9,832,000	5,876,000	1,455,000
Repayments	(9,717,000)	(5,876,000)	(1,455,000)
(Payments on) settlement of derivative instruments	(44,063)	—	(147,306)
Proceeds from sale of OP Units	—	1,417,040	173,484
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	3,401	5,399	5,262
Proceeds from exercise of EQR options	17,252	49,039	95,322
Redemption of Preference Units	—	(150,000)	—
Premium on redemption of Preference Units	—	(23)	—
Payment of offering costs	(1,047)	(39,359)	(3,596)
Other financing activities, net	(48)	(48)	(48)
Contributions – Noncontrolling Interests – Partially Owned Properties	27,660	8,221	75,911
Contributions – Limited Partners	5	5	—
Distributions:
OP Units – General Partner	(681,610)	(473,451)	(432,023)
Preference Units	(4,145)	(13,416)	(12,829)
OP Units – Limited Partners	(27,897)	(21,915)	(20,002)
Noncontrolling Interests – Partially Owned Properties	(6,442)	(5,083)	(1,115)
Net cash (used for) financing activities	(1,420,995)	(556,318)	(650,746)
Net (decrease) increase in cash and cash equivalents	(559,056)	228,669	(47,487)
Cash and cash equivalents, beginning of year	612,590	383,921	431,408
Cash and cash equivalents, end of year	$53,534	$612,590	$383,921

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2013	2012	2011
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$722,861	$464,937	$477,434
Net cash paid for income and other taxes	$1,152	$673	$645
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$137,644	$158,240
Valuation of OP Units issued	$—	$66,606	$—
Amortization of deferred financing costs:
Investment in real estate, net	$(152)	$—	$—
Deferred financing costs, net	$22,577	$21,435	$17,846
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(158,625)	$(10,333)	$(8,260)
Notes, net	$2,186	$2,152	$6,782
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(534)	$(534)	$(535)
Accumulated other comprehensive income	$20,141	$14,678	$4,343
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$53,073	$14	$—
Other liabilities	$5,090	$—	$—
Unrealized loss (gain) on derivative instruments:
Other assets	$(17,139)	$7,448	$6,826
Mortgage notes payable	$—	$(2,589)	$(612)
Notes, net	$(1,523)	$(4,860)	$(2,937)
Other liabilities	$(39)	$11,772	$140,507
Accumulated other comprehensive income	$18,771	$(11,772)	$(143,598)
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$(8,687,355)	$—	$—
Investments in unconsolidated entities	$(225,568)	$—	$—
Deposits – restricted	$(528)	$—	$—
Escrow deposits – mortgage	$(37,582)	$—	$—
Deferred financing costs, net	$(25,780)	$—	$—
Other assets	$(215,622)	$—	$—
Mortgage notes payable	$3,076,876	$—	$—
Accounts payable and accrued expenses	$16,984	$—	$—
Accrued interest payable	$11,305	$—	$—
Other liabilities	$117,299	$—	$—
Security deposits	$10,965	$—	$—
Issuance of OP Units	$1,929,868	$—	$—
Noncontrolling Interests – Partially Owned Properties	$28,263	$—	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(45,533)	$(21,661)	$(8,785)
Investments in unconsolidated entities	$(1,788)	$(848)	$(323)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(13,656)	$(5,291)	$(2,021)
Other liabilities	$(52,815)	$—	$—
Deconsolidation of previously consolidated properties:
Investment in real estate, net	$—	$—	$35,495
Investments in unconsolidated entities	$—	$—	$(7,135)
(Payments on) settlement of derivative instruments:
Other assets	$(50)	$—	$—
Other liabilities	$(44,013)	$—	$(147,306)
Other:
Receivable on sale of OP Units	$—	$28,457	$—
Foreign currency translation adjustments	$(613)	$—	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Amounts in thousands)

	Year Ended December 31,
PARTNERS' CAPITAL	2013	2012	2011

PREFERENCE UNITS
Balance, beginning of year	$50,000	$200,000	$200,000
Redemption of 6.48% Series N Cumulative Redeemable	—	(150,000)	—
Balance, end of year	$50,000	$50,000	$200,000

GENERAL PARTNER
Balance, beginning of year	$7,432,961	$5,665,733	$4,948,004
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	1,699	18,929	8,580
Issuance of OP Units	1,929,868	1,388,583	201,942
Exercise of EQR share options	17,252	49,039	95,322
EQR's Employee Share Purchase Plan (ESPP)	3,401	5,399	5,262
Conversion of EQR restricted shares to LTIP Units	—	—	(3,934)
Share-based employee compensation expense:
EQR restricted shares	13,264	8,936	9,102
EQR share options	10,514	11,752	9,545
EQR ESPP discount	632	965	1,194
Offering costs	(1,047)	(39,359)	(3,596)
Premium on redemption of Preference Units – original issuance costs	—	5,129	—
Net income available to Units – General Partner	1,826,468	826,212	879,720
OP Units – General Partner distributions	(666,565)	(554,429)	(467,729)
Supplemental Executive Retirement Plan (SERP)	(422)	282	10,765
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	1,293	(4,784)
Change in market value of Redeemable Limited Partners	79,667	38,734	(22,714)
Adjustment for Limited Partners ownership in Operating Partnership	(35,329)	5,763	(946)
Balance, end of year	$10,612,363	$7,432,961	$5,665,733

LIMITED PARTNERS
Balance, beginning of year	$159,606	$119,536	$110,399
Issuance of OP Units to Limited Partners	—	66,606	—
Issuance of LTIP Units to Limited Partners	5	5	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(1,699)	(18,929)	(8,580)
Conversion of EQR restricted shares to LTIP Units	—	—	3,934
Equity compensation associated with Units – Limited Partners	13,609	5,307	3,641
Net income available to Units – Limited Partners	75,278	38,641	40,780
Units – Limited Partners distributions	(26,277)	(25,095)	(21,434)
Change in carrying value of Redeemable Limited Partners	(44,439)	(20,702)	(10,150)
Adjustment for Limited Partners ownership in Operating Partnership	35,329	(5,763)	946
Balance, end of year	$211,412	$159,606	$119,536

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)

	Year Ended December 31,
PARTNERS' CAPITAL (continued)	2013	2012	2011

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(193,148)	$(196,718)	$(57,818)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	18,771	(11,772)	(143,598)
Losses reclassified into earnings from other comprehensive income	20,141	14,678	4,343
Accumulated other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	583	664	355
(Gains) realized during the year	(2,122)	—	—
Accumulated other comprehensive income – foreign currency:
Currency translation adjustments arising during the year	613	—	—
Balance, end of year	$(155,162)	$(193,148)	$(196,718)

NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$77,688	$74,306	$7,991
Net (loss) income attributable to Noncontrolling Interests	(538)	844	832
Contributions by Noncontrolling Interests	27,660	8,221	75,911
Distributions to Noncontrolling Interests	(6,490)	(5,131)	(1,163)
Acquisition of Archstone	28,263	—	—
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(1,306)	(8,025)
Other	—	754	(1,240)
Balance, end of year	$126,583	$77,688	$74,306

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
EQR is the general partner of, and as of December 31, 2013 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of December 31, 2013, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 390 properties located in 12 states and the District of Columbia consisting of 109,855 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	362	98,468
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,752
Partially Owned Properties – Unconsolidated	4	1,669
Military Housing	2	5,113
	390	109,855
The “Wholly Owned Properties” are accounted for under the consolidation method of accounting. The "Master-Leased Properties – Consolidated" are wholly owned by the Company but the entire project is leased to a third party corporate housing provider. These properties are consolidated and reflected as real estate assets while the master leases are accounted for as operating leases. The “Partially Owned Properties – Consolidated” are controlled by the Company but have partners with noncontrolling interests and are accounted for under the consolidation method of accounting. The “Partially Owned Properties – Unconsolidated” are controlled by the Company's partners but the Company has noncontrolling interests and are accounted for under the equity method of accounting. The “Military Housing” properties consist of investments in limited liability companies that, as a result of the terms of the operating agreements, are accounted for as management contract rights with all fees recognized as fee and asset management revenue.

The Company maintains long-term ground leases for 13 operating properties and one of its wholly owned development properties and land parcels. The Company owns the building and improvements and leases the land underlying the improvements under long-term ground leases. The leases expire beginning in 2026 and running through 2110. These properties are consolidated and reflected as real estate assets while the ground leases are accounted for as operating leases.

2.	Summary of Significant Accounting Policies
Basis of Presentation
Due to the Company’s ability as general partner to control either through ownership or by contract the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary has been consolidated with the Company for financial reporting purposes, except for one unconsolidated development property, four unconsolidated operating properties and our military housing properties. The consolidated financial statements also include all variable interest entities for which the Company is the primary beneficiary.

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, including its investments in real estate, for indicators of impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns, as well as the Company’s ability to hold and its intent with regard to each asset. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. If impairment indicators exist, the Company performs the following:

▪
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

▪
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

Cost Capitalization
See the Real Estate Assets and Depreciation of Investment in Real Estate section for a discussion of the Company’s policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs. In addition, the Company capitalizes an allocation of the payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of major capital and/or renovation projects. These costs are reflected on the balance sheets as increases to depreciable property.
For all development projects, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Company capitalizes interest, real estate taxes and insurance and payroll and associated costs for those individuals directly responsible for and who spend their time on development activities, with capitalization ceasing no later than 90 days following issuance of the certificate of occupancy. These costs are reflected on the balance sheets as construction-in-progress for each specific property. The Company expenses as incurred all payroll costs of on-site employees working directly at our properties, except as noted above on our development properties prior to certificate of occupancy issuance and on specific major renovations at selected properties when additional incremental employees are hired.
During the years ended December 31, 2013, 2012 and 2011, the Company capitalized $16.5 million, $14.3 million and $11.6 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.
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
Investment Securities
Investment securities are included in other assets in the consolidated balance sheets. These securities are classified as held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Otherwise, the securities are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included in accumulated other comprehensive (loss), a separate component of shareholders’ equity/partners' capital. As of December 31, 2013, the Company did not hold any investment securities.
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain the Company’s lines of credit and long-term financings. These costs are amortized over the terms of the related debt. Unamortized financing costs are written off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $33.4 million and $32.2 million at December 31, 2013 and 2012, respectively.

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

Revenue Recognition
Rental income attributable to leases is recorded on a straight-line basis, which is not materially different than if it were recorded when due from residents and recognized monthly as it was earned. Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis. Retail/commercial leases generally have five to ten year lease terms with market based renewal options. Fee and asset management revenue and interest income are recorded on an accrual basis.
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
The fair value of the option grants are recognized over the requisite service/vesting period of the options. The fair value for the Company's share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the primary grant in each year having the following weighted average assumptions:

	2013	2012	2011
Expected volatility (1)	26.9%	27.4%	27.1%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	4.12%	4.35%	4.56%
Risk-free interest rate (4)	0.84%	0.71%	2.27%
Option valuation per share	$7.90	$8.54	$8.36

(1)	Expected volatility – Estimated based on the historical ten-year volatility of EQR’s share price measured on a monthly basis.

(2)	Expected life – Approximates the actual weighted average life of all share options granted since the Company went public in 1993.

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
Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of December 31, 2013, the Company has recorded a deferred tax asset of approximately $79.6 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.
The Company provided for income, franchise and excise taxes allocated as follows in the consolidated statements of operations and comprehensive income for the years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Income and other tax expense (benefit) (1)	$1,169	$514	$706
Discontinued operations, net (2)	449	34	(221)
Provision for income, franchise and excise taxes (3)	$1,618	$548	$485

(1)	Primarily includes state and local income, excise and franchise taxes.

(2)
Primarily represents federal income taxes (recovered) on the gains on sales of land parcels and condominium units owned by a TRS and included in discontinued operations. Also represents state and local income, excise and franchise taxes on operating properties sold and included in discontinued operations.

(3)	All provisions for income tax amounts are current and none are deferred.
The Company’s TRSs have approximately $63.1 million of NOL carryforwards available as of January 1, 2014 that will expire between 2028 and 2032.
During the years ended December 31, 2013, 2012 and 2011, the Company’s tax treatment of dividends and distributions were as follows:

	Year Ended December 31,
	2013	2012	2011
Tax treatment of dividends and distributions:
Ordinary dividends	$0.662	$1.375	$0.667
Qualified dividends	0.050	—	—
Long-term capital gain	0.870	0.253	0.629
Unrecaptured section 1250 gain	0.268	0.152	0.284
Dividends and distributions declared per
Common Share/Unit outstanding	$1.850	$1.780	$1.580
The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2013 and 2012 was approximately $15.2 billion and $11.2 billion, respectively.

Noncontrolling Interests
A noncontrolling interest in a subsidiary (minority interest) is in most cases an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and separate from the parent company's equity. In addition, consolidated net income is required to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and the amount of consolidated net income attributable to the parent and the noncontrolling interest are required to be disclosed on the face of the consolidated statements of operations and comprehensive income. See Note 3 for further discussion.
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
Partially Owned Properties: The Company reflects noncontrolling interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Company that are not wholly owned by the Company. The earnings or losses from those properties attributable to the noncontrolling interests are reflected as noncontrolling interests in partially owned properties in the consolidated statements of operations and comprehensive income.
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
Redeemable Noncontrolling Interests – Operating Partnership / Redeemable Limited Partners
The Company classifies Redeemable Noncontrolling Interests – Operating Partnership / Redeemable Limited Partners in the mezzanine section of the consolidated balance sheets for the portion of OP Units that EQR is required, either by contract or securities law, to deliver registered Common Shares to the exchanging OP Unit holder. The redeemable noncontrolling interest units / redeemable limited partner units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. See Note 3 for further discussion.
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
Other

The Company is the controlling partner in various consolidated partnerships owning 19 properties and 3,752 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $126.6 million at December 31, 2013. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $9.8 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of December 31, 2013, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $51.2 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2013 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.
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

Effective January 1, 2013, companies are required to report, in one place, information about reclassifications out of accumulated other comprehensive income ("AOCI"). Companies are also required to report changes in AOCI balances. For significant items reclassified out of AOCI to net income in their entirety in the same reporting period, reporting is required about the effect of the reclassifications on the respective line items in the statement where net income is presented. For items that are not reclassified to net income in their entirety in the same reporting period, a cross reference to other disclosures currently required under US GAAP is required in the notes. This does not have a material effect on the Company's consolidated results of operations or financial position. See Note 9 for further discussion.

Effective January 1, 2014, companies will be required to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount a company agreed to pay on the basis of its arrangement among its co-obligors and any additional amount a company expects to pay on behalf of its co-obligors. Companies will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. The Company does not expect that this will have a material effect on its consolidated results of operations or financial position.

Effective January 1, 2009, issuers of certain convertible debt instruments that may be settled in cash on conversion were required to separately account for the liability and equity components of the instrument in a manner that reflects each issuer's nonconvertible debt borrowing rate. As the Company was required to apply this retrospectively, the accounting for its $650.0 million 3.85% convertible unsecured notes that were issued in August 2006 with a final maturity in August 2026 was affected. On August 18, 2011, the Company redeemed these notes at par ($482.5 million was outstanding on August 18, 2011) and no premium was paid. The Company recognized $11.8 million in interest expense related to the stated coupon rate of 3.85% for the year ended December 31, 2011. The amount of the conversion option as of the date of issuance calculated by the Company using a 5.80% effective interest rate was $44.3 million and was amortized to interest expense over the expected life of the convertible notes (through the first put date on August 18, 2011). Total amortization of the cash discount and conversion option discount on the unsecured notes resulted in a reduction to earnings of approximately $5.0 million or $0.02 per share/Unit for the year ended December 31, 2011. In addition, the Company decreased the January 1, 2009 balance of retained earnings (included in general partner's capital in the Operating Partnership's financial statements) by $27.0 million, decreased the January 1, 2009 balance of notes by $17.3 million and increased the January 1, 2009 balance of paid in capital (included in general partner's capital in the Operating Partnership's financial statements) by $44.3 million.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential
The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
Common Shares
Common Shares outstanding at January 1,	325,054,654	297,508,185	290,197,242
Common Shares Issued:
Conversion of OP Units	67,939	675,817	341,594
Issuance of Common Shares	34,468,085	25,023,919	3,866,666
Exercise of share options	586,017	1,608,427	2,945,948
Employee Share Purchase Plan (ESPP)	73,468	110,054	113,107
Restricted share grants, net	229,097	128,252	145,616
Common Shares Other:
Conversion of restricted shares to LTIP Units	—	—	(101,988)
Common Shares outstanding at December 31,	360,479,260	325,054,654	297,508,185
Units
Units outstanding at January 1,	13,968,758	13,492,543	13,612,037
LTIP Units, net	279,557	70,235	120,112
OP Units issued through acquisitions	—	1,081,797	—
Conversion of restricted shares to LTIP Units	—	—	101,988
Conversion of OP Units to Common Shares	(67,939)	(675,817)	(341,594)
Units outstanding at December 31,	14,180,376	13,968,758	13,492,543
Total Common Shares and Units outstanding at December 31,	374,659,636	339,023,412	311,000,728
Units Ownership Interest in Operating Partnership	3.8%	4.1%	4.3%
OP Units Issued:
Acquisitions – per unit	—	$61.57	—
Acquisitions – valuation	—	$66.6 million	—
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
The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at December 31, 2013 and 2012.
The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2013, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $363.1 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.
The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the years ended December 31, 2013, 2012 and 2011, respectively (amounts in thousands):

	2013	2012	2011
Balance at January 1,	$398,372	$416,404	$383,540
Change in market value	(79,667)	(38,734)	22,714
Change in carrying value	44,439	20,702	10,150
Balance at December 31,	$363,144	$398,372	$416,404
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
The Company’s declaration of trust authorizes it to issue up to $100,000,000 preferred shares of beneficial interest, $0.01 par value per share (the “Preferred Shares”), with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s Common Shares.
The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2013 and 2012:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	December 31, 2013	December 31, 2012
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at December 31, 2013 and December 31, 2012	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

(1)
On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.
Capital and Redeemable Limited Partners of ERP Operating Limited Partnership
The following tables present the changes in the Operating Partnership's issued and outstanding Units and in the limited partners' Units for the years ended December 31, 2013, 2012 and 2011:

	2013	2012	2011
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	339,023,412	311,000,728	303,809,279
Issued to General Partner:
Issuance of OP Units	34,468,085	25,023,919	3,866,666
Exercise of EQR share options	586,017	1,608,427	2,945,948
EQR's Employee Share Purchase Plan (ESPP)	73,468	110,054	113,107
EQR's restricted share grants, net	229,097	128,252	145,616
Issued to Limited Partners:
LTIP Units, net	279,557	70,235	120,112
OP Units issued through acquisitions	—	1,081,797	—
General and Limited Partner Units outstanding at December 31,	374,659,636	339,023,412	311,000,728
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,968,758	13,492,543	13,612,037
Limited Partner LTIP Units, net	279,557	70,235	120,112
Limited Partner OP Units issued through acquisitions	—	1,081,797	—
Conversion of EQR restricted shares to LTIP Units	—	—	101,988
Conversion of Limited Partner OP Units to EQR Common Shares	(67,939)	(675,817)	(341,594)
Limited Partner Units outstanding at December 31,	14,180,376	13,968,758	13,492,543
Limited Partner Units Ownership Interest in Operating Partnership	3.8%	4.1%	4.3%
Limited Partner OP Units Issued:
Acquisitions – per unit	—	$61.57	—
Acquisitions – valuation	—	$66.6 million	—
The Limited Partners of the Operating Partnership as of December 31, 2013 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.
The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.
The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at December 31, 2013 and 2012.
The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2013, the Redeemable Limited Partner Units have a redemption value of approximately $363.1 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the changes in the redemption value of the Redeemable Limited Partners for the years ended December 31, 2013, 2012 and 2011, respectively (amounts in thousands):

	2013	2012	2011
Balance at January 1,	$398,372	$416,404	$383,540
Change in market value	(79,667)	(38,734)	22,714
Change in carrying value	44,439	20,702	10,150
Balance at December 31,	$363,144	$398,372	$416,404
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
The following table presents the Operating Partnership's issued and outstanding “Preference Units” as of December 31, 2013 and 2012:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	December 31, 2013	December 31, 2012
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2013 and December 31, 2012	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

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
Other
An unspecified amount of equity and debt securities remains available for issuance by EQR and ERPOP under a universal shelf registration statement that automatically became effective upon filing with the SEC on July 30, 2013 and expires on July 30, 2016. In July 2013, the Board of Trustees also approved an increase to the amount of shares which may be offered under the ATM (see definition below) program to 13.0 million Common Shares and extended the program maturity to July 2016. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

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
EQR has a share repurchase program authorized by the Board of Trustees under which it previously had authorization to repurchase up to $464.6 million of its shares. Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million Common Shares. No shares were repurchased during the years ended December 31, 2013, 2012 and 2011.

On August 20, 2012, the Company redeemed its Series N Cumulative Redeemable Preferred Shares for cash consideration of $150.0 million plus accrued dividends through the redemption date. Concurrent with this transaction, the Operating Partnership redeemed its corresponding Series N Preference Units. The Company recorded the write-off of approximately $5.1 million in original issuance costs as a premium on the redemption of Preferred Shares/Preference Units.
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
The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2013 and 2012 (amounts in thousands):

	2013	2012
Land	$6,192,512	$4,554,912
Depreciable property:
Buildings and improvements	17,509,609	14,135,740
Furniture, fixtures and equipment	1,214,220	1,343,765
In-Place lease intangibles	502,218	232,439
Projects under development:
Land	353,574	210,632
Construction-in-progress	635,293	177,118
Land held for development:
Land	341,389	294,868
Construction-in-progress	52,133	58,955
Investment in real estate	26,800,948	21,008,429
Accumulated depreciation	(4,807,709)	(4,912,221)
Investment in real estate, net	$21,993,239	$16,096,208

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of December 31, 2013 (amounts in thousands):

Description	Balance Sheet Location	Value
Assets
Ground lease intangibles – below market	Other Assets	$178,251
Retail lease intangibles – above market	Other Assets	1,260
Lease intangible assets		179,511
Accumulated amortization		(4,364)
Lease intangible assets, net		$175,147

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400
Retail lease intangibles – below market	Other Liabilities	5,500
Lease intangible liabilities		7,900
Accumulated amortization		(1,161)
Lease intangible liabilities, net		$6,739

During the year ended December 31, 2013, the Company amortized approximately $3.6 million of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $2.7 million of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The weighted average amortization period for above and below market ground lease intangibles and retail lease intangibles is 49.8 years and 2.8 years, respectively.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	2014	2015	2016	2017	2018

Ground lease intangibles	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(1,010)	(1,016)	(908)	(540)	(71)
Total	$3,311	$3,305	$3,413	$3,781	$4,250

Archstone Acquisition

On February 27, 2013, the Company, AvalonBay Communities, Inc. (“AVB”) and certain of their respective subsidiaries completed their previously announced acquisition (the “Archstone Acquisition” or the "Archstone Transaction") from Archstone Enterprise LP (“Enterprise”) (which subsequently changed its name to Jupiter Enterprise LP), an affiliate of Lehman Brothers Holdings, Inc. (“Lehman”) and its affiliates, of all of the assets of Enterprise (including interests in various entities affiliated with Enterprise), constituting a portfolio of apartment properties and other assets (the “Archstone Portfolio”).

The Company acquired assets representing approximately 60% of the Archstone Portfolio which consisted principally of high-quality apartment properties in major markets in the United States. The acquisition allowed the Company to accelerate the completion of its strategic shift into coastal apartment markets. Pursuant to the Archstone Transaction, the Company acquired directly or indirectly, 71 wholly owned, stabilized properties consisting of 20,160 apartment units, one partially owned and consolidated stabilized property consisting of 432 apartment units, one partially owned and unconsolidated stabilized property consisting of 336 apartment units, three consolidated master-leased properties consisting of 853 apartment units, four projects in various stages of construction (two consolidated and two unconsolidated) for 964 apartment units and fourteen land sites for approximately $9.0 billion. During the year ended December 31, 2013, the Company recorded revenues and net operating income ("NOI") of $514.7 million and $352.8 million, respectively, from the acquired assets.

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

Land	$2,239,000
Depreciable property:
Buildings and improvements	5,805,467
Furniture, fixtures and equipment	61,470
In-Place lease intangibles	304,830
Projects under development	36,583
Land held for development	244,097
Investments in unconsolidated entities	196,615
Other assets	195,260
Other liabilities	(112,107)
Net assets acquired	$8,971,215

The allocation of fair values of the assets acquired and liabilities assumed has changed from the allocation reported in “Note 4 – Real Estate and Lease Intangibles” in the Notes to Consolidated Financial Statements included in Part I of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed with the SEC on November 7, 2013. The changes to our valuation assumptions were based on more accurate information concerning the subject assets and liabilities. None of these changes had a material impact on our Consolidated Financial Statements. This allocation is subject to further adjustment due primarily to information not readily available at the acquisition date, final purchase price settlement with our partner in accordance with the terms of the purchase agreement, reclassification adjustments for presentation and adjustments to our valuation assumptions. The Company's assessment of the fair values and the allocation of the purchase price to the identified tangible and intangible assets/liabilities is its current best estimate of fair value.

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

The following table summarizes the acquisition date fair values of the above and below market ground and retail lease intangibles, which we determined using Level 2 and Level 3 inputs (amounts in thousands):

Description	Balance Sheet Location	Fair Value
Ground lease intangibles – below market	Other Assets	$178,251
Retail lease intangibles – above market	Other Assets	1,260

Ground lease intangibles – above market	Other Liabilities	2,400
Retail lease intangibles – below market	Other Liabilities	8,040

As of December 31, 2013, the Company has incurred Archstone-related expenses of approximately $94.7 million, of which approximately $13.5 million of this total was financing-related and approximately $81.2 million was merger costs. During the years ended December 31, 2013, 2012 and 2011, the Company expensed $19.9 million, $5.6 million and $1.7 million, respectively, of direct merger costs primarily related to investment banking and legal/accounting fees, which were included in merger expenses in the accompanying consolidated statements of operations and comprehensive income. During the year ended December 31, 2013, the Company also expensed $54.0 million of indirect merger costs related to severance obligations and retention bonuses through our 60% interest in an unconsolidated joint venture with AVB, which were included in (loss) from investments in unconsolidated entities due to merger expenses in the accompanying consolidated statements of operations and comprehensive income. In addition, during the years ended December 31, 2013, 2012 and 2011, the Company expensed $2.5 million, $8.4 million and $2.6 million, respectively, of financing-related costs, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive income.

Unaudited Pro Forma Financial Information

Equity Residential

The following table illustrates the effect on net income, earnings per share – basic and earnings per share – diluted as if the Company had consummated the Archstone Acquisition as of January 1, 2012:

	Year Ended December 31,
	2013	2012
	(Amounts in thousands, except per share amounts)
Total revenues	$2,485,438	$2,317,699
Income (loss) from continuing operations (1)	203,286	(54,940)
Discontinued operations, net	2,074,072	720,361
Net income	2,277,358	665,421
Net income available to Common Shares	2,183,756	622,424
Earnings per share - basic:
Net income available to Common Shares	$6.07	$1.74
Weighted average Common Shares outstanding (2)	359,688	356,984
Earnings per share - diluted (1):
Net income available to Common Shares	$6.05	$1.74
Weighted average Common Shares outstanding (2)	375,861	356,984

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a pro forma loss from continuing operations for the year ended December 31, 2012.

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

ERP Operating Limited Partnership

The following table illustrates the effect on net income, earnings per Unit – basic and earnings per Unit – diluted as if the Operating Partnership had consummated the Archstone Acquisition as of January 1, 2012:

	Year Ended December 31,
	2013	2012
	(Amounts in thousands, except per Unit amounts)
Total revenues	$2,485,438	$2,317,699
Income (loss) from continuing operations (1)	203,286	(54,940)
Discontinued operations, net	2,074,072	720,361
Net income	2,277,358	665,421
Net income available to Units	2,273,798	651,548
Earnings per Unit - basic:
Net income available to Units	$6.07	$1.74
Weighted average Units outstanding (2)	373,421	370,837
Earnings per Unit - diluted (1):
Net income available to Units	$6.05	$1.74
Weighted average Units outstanding (2)	375,861	370,837

(1)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a pro forma loss from continuing operations for the year ended December 31, 2012.

(2)
Includes an adjustment for Common Shares issued to the public in December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the Archstone Acquisition. Concurrent with these transactions, ERPOP issued the same number of OP Units to EQR.

For the years ended December 31, 2013 and 2012, acquisition costs of $19.9 million and $5.6 million, respectively, and severance/retention and other costs of $54.1 million and none, respectively, related to the Archstone Acquisition are not expected to have a continuing impact on the Company's financial results and therefore have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies or lower borrowing costs that the Company has or may achieve as a result of the acquisition or any strategies that management has or may consider in order to more efficiently manage the Company's operations, nor do they give pro forma effect to any other acquisitions, dispositions or capital markets transactions (excluding the equity offering in December 2012 which proceeds were used for the Archstone Acquisition) that the Company completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the Archstone Acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Other

In addition to the Archstone Acquisition described above, during the year ended December 31, 2013, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	1	322	$91,500
Land Parcel (one)	—	—	16,500
Total	1	322	$108,000

During the year ended December 31, 2012, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	9	1,896	$906,305
Land Parcel (six)	—	—	141,240
Total	9	1,896	$1,047,545

During the year ended December 31, 2013, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Consolidated:
Rental Properties	94	29,180	$4,459,339
Land Parcels (seven)	—	—	99,650
Other (1)	—	—	30,734
Unconsolidated:
Land Parcel (one) (2)	—	—	26,350
Total	94	29,180	$4,616,073

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

5.	Commitments to Acquire/Dispose of Real Estate
In addition to the property that was subsequently acquired as discussed in Note 18, the Company has entered into a separate agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Land Parcel (one)	—	—	$10,290
Total	—	—	$10,290
The Company has entered into a separate agreement to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Purchase Price
Land Parcel (one)	—	—	$40,300
Total	—	—	$40,300

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities
The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of December 31, 2013 (amounts in thousands except for project and apartment unit amounts):

	Consolidated			Unconsolidated
	Development Projects			Development Projects
	Held for and/or Under Development	Operating	Total	Held for and/or Under Development	Completed, Not Stabilized (3)	Operating	Total

Total projects (1)	—	19	19	—	3	1	4

Total apartment units (1)	—	3,752	3,752	—	1,333	336	1,669

Balance sheet information at 12/31/13 (at 100%):
ASSETS
Investment in real estate	$342,222	$673,957	$1,016,179	$45,123	$284,264	$55,545	$384,932
Accumulated depreciation	—	(172,802)	(172,802)	—	(1,887)	(4,605)	(6,492)
Investment in real estate, net	342,222	501,155	843,377	45,123	282,377	50,940	378,440
Cash and cash equivalents	4,704	22,792	27,496	262	1,505	1,377	3,144
Investments in unconsolidated entities	—	54,439	54,439	—	—	—	—
Deposits – restricted	43,654	220	43,874	—	95	47	142
Deferred financing costs, net	—	2,496	2,496	77	129	4	210
Other assets	5,841	26,899	32,740	—	355	871	1,226
Total assets	$396,421	$608,001	$1,004,422	$45,462	$284,461	$53,239	$383,162

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable (2)	$—	$360,130	$360,130	$11,379	$172,279	$30,550	$214,208
Accounts payable & accrued expenses	21,569	1,113	22,682	4,433	3,844	164	8,441
Accrued interest payable	—	1,283	1,283	23	693	—	716
Other liabilities	1,157	1,487	2,644	339	572	768	1,679
Security deposits	10	1,828	1,838	—	222	105	327
Total liabilities	22,736	365,841	388,577	16,174	177,610	31,587	225,371

Noncontrolling Interests – Partially Owned Properties/Partners' equity	114,245	12,338	126,583	27,858	73,902	20,450	122,210
Company equity/General and Limited Partners' Capital	259,440	229,822	489,262	1,430	32,949	1,202	35,581
Total equity/capital	373,685	242,160	615,845	29,288	106,851	21,652	157,791
Total liabilities and equity/capital	$396,421	$608,001	$1,004,422	$45,462	$284,461	$53,239	$383,162

	Consolidated			Unconsolidated
	Development Projects			Development Projects
	Held for and/or Under Development			Held for and/or Under Development		Operating
					Completed, Not Stabilized (3)
		Operating	Total				Total
Operating information for the year ended 12/31/13 (at 100%):
Operating revenue	$231	$80,968	$81,199	$—	$6,629	$4,597	$11,226
Operating expenses	741	24,888	25,629	135	3,554	1,949	5,638

Net operating (loss) income	(510)	56,080	55,570	(135)	3,075	2,648	5,588
Depreciation	—	31,824	31,824	—	1,887	4,605	6,492
General and administrative/other	882	93	975	—	53	201	254

Operating (loss) income	(1,392)	24,163	22,771	(135)	1,135	(2,158)	(1,158)
Interest and other income	2	3	5	—	—	10	10
Other expenses	(503)	(5)	(508)	—	—	—	—
Interest:
Expense incurred, net	(2)	(14,561)	(14,563)	—	(1,886)	(941)	(2,827)
Amortization of deferred financing costs	—	(301)	(301)	—	—	(1)	(1)

(Loss) income before income and other taxes, (loss) from investments in unconsolidated entities, net (loss) gain on sales of land parcels and discontinued operations	(1,895)	9,299	7,404	(135)	(751)	(3,090)	(3,976)
Income and other tax (expense) benefit	(11)	(56)	(67)	—	—	—	—
(Loss) from investments in unconsolidated entities	—	(1,387)	(1,387)	—	—	—	—
Net (loss) on sales of land parcels	(17)	—	(17)	—	—	—	—
Net gain on sales of discontinued operations	—	26,673	26,673	—	—	—	—

Net (loss) income	$(1,923)	$34,529	$32,606	$(135)	$(751)	$(3,090)	$(3,976)

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company with the exception of 50% of the current $11.4 million outstanding debt balance on one unconsolidated development project.

(3)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.

Note:
The above tables exclude the Company's interests in unconsolidated joint ventures entered into with AVB in connection with the Archstone Transaction. These ventures own certain non-core Archstone assets that are held for sale and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests have an aggregate liquidation value of $89.0 million at December 31, 2013. The ventures are owned 60% by the Company and 40% by AVB.

During the year ended December 31, 2012, the Company and its joint venture partner sold two consolidated partially owned properties consisting of 441 apartment units and recognized a net gain on the sales of approximately $21.3 million.

The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $126.6 million at December 31, 2013. The Company has identified one development partnership, consisting of a land parcel with a book value of $5.0 million, as a VIE. The Company does not have any unconsolidated VIEs.

Archstone Acquisition

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

Wisconsin Place – This project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities. The Company has a 75% equity interest with an initial basis of $198.5 million in the 432 unit residential component. The Company is the managing member, was responsible for constructing the residential project and its partner does not have substantive kick-out or participating rights. As a result, the entity that owns the residential component of this mixed-use site is required to be consolidated on the Company's balance sheet. Such entity also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility. The initial fair value of this investment is $56.5 million. The Company does not have any ownership interest in the retail and office components.

San Norterra – This venture developed certain land parcels into a 388 unit apartment building located in Phoenix, Arizona. The Company has an 85% equity interest with an initial basis of $16.9 million. Total project costs are approximately $56.3 million and construction was partially funded with a construction loan that is guaranteed by the partner and non-recourse to the Company. The loan has a maximum debt commitment of $34.8 million and a current unconsolidated outstanding balance of $33.0 million; the loan bears interest at LIBOR plus 2.00% and matures January 6, 2015. The partner is the managing member and developed the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

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

Parkside at Emeryville – This venture is currently developing certain land parcels into a 176 unit apartment building located in Emeryville, California. The Company has a 5% equity interest with an initial obligation of approximately $2.1 million. Total project costs are expected to be approximately $75.0 million and construction is being partially funded with a construction loan. The loan has a maximum debt commitment of $39.5 million and a current unconsolidated outstanding balance of $11.4 million; the loan bears interest at LIBOR plus 2.25% and matures August 14, 2015. The Company has given a repayment guaranty on the construction loan of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees. The partner is the managing member and is developing the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets that are held for sale, such as interests in a German portfolio of apartment buildings, and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $113.6 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the year ended December 31, 2013, the Company purchased with AVB $65.0 million (of which the Company's 60% share was $39.0 million) of the preferred interests assumed by Legacy JV. At December 31, 2013, the remaining preferred interests have an aggregate liquidation value of $89.0 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

Other

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of December 31, 2013, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $292.6 million, of which Toll Brothers' noncontrolling interest balance totaled $111.7 million.

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These projects are now unconsolidated. Details of these projects follow:

•
Nexus Sawgrass – This development project was substantially completed as of September 30, 2013. Total project costs are expected to be approximately $80.0 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $47.6 million; the loan bears interest at 5.60% and matures January 1, 2021.

•
Domain – This development project was substantially completed as of December 31, 2013. Total project costs are expected to be approximately $154.6 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $91.6 million; the loan bears interest at 5.75% and matures January 1, 2022.

While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The Company currently has no further funding obligations related to these projects.

7.	Deposits – Restricted
The following table presents the Company’s restricted deposits as of December 31, 2013 and 2012 (amounts in thousands):

	December 31, 2013	December 31, 2012
Tax – deferred (1031) exchange proceeds	$—	$152,182
Earnest money on pending acquisitions	4,514	5,613
Restricted deposits on real estate investments	53,771	44,209
Resident security and utility deposits	44,777	44,199
Other	505	4,239
Totals	$103,567	$250,442

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s $750.0 million senior unsecured delayed draw term loan facility and also guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of December 31, 2013, the Company had outstanding mortgage debt of approximately $5.2 billion.

During the year ended December 31, 2013, the Company:

▪
Assumed as part of the Archstone Transaction $2.2 billion of mortgage debt held in two Fannie Mae loan pools, consisting of $1.2 billion collateralized by 16 properties with an interest rate of 6.256% and a maturity date of November 1, 2017 ("Pool 3") and $963.5 million collateralized by 15 properties with an interest rate of 5.883% and a maturity date of November 1, 2014 ("Pool 4");

▪	Repaid $2.5 billion of mortgage loans, which includes the partial paydown of $825.0 million of Pool 3 mortgage debt and the payoff of $963.5 million of Pool 4 mortgage debt;

▪
Assumed as part of the Archstone Transaction $346.6 million of tax-exempt bonds on four properties with interest rates ranging from SIFMA plus 0.860% to SIFMA plus 1.402% and maturity dates through November 15, 2036;

▪	Assumed as part of the Archstone Transaction $339.0 million of other mortgage debt on three properties with fixed interest rates ranging from 0.100% to 5.240% and maturity dates through May 1, 2061;

▪	Assumed as part of the Archstone Transaction $34.1 million of other mortgage debt on one property with a variable rate of LIBOR plus 1.75% and a maturity date of September 1, 2014;

▪	Recorded $127.9 million of net mark-to-market premiums on the mortgage debt described in the bullets above; and

▪
Obtained $902.9 million of new mortgage loan proceeds, inclusive of an $800.0 million secured loan from a large insurance company which matures on November 10, 2023, is interest only and carries a fixed interest rate of 4.21%.

The Company recorded approximately $222.4 million and $7.4 million of prepayment penalties and write-offs of unamortized deferred financing costs, respectively, during the year ended December 31, 2013 as additional interest expense related to debt extinguishment of mortgages. The Company also recorded $110.5 million of write-offs of net unamortized premiums during the year ended December 31, 2013 as a reduction of interest expense related to debt extinguishment of mortgages.

As of December 31, 2013, the Company had $700.5 million of secured debt subject to third party credit enhancement.

As of December 31, 2013, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 1, 2061. At December 31, 2013, the interest rate range on the Company’s mortgage debt was 0.03% to 7.25%. During the year ended December 31, 2013, the weighted average interest rate on the Company’s mortgage debt was 4.23% (excludes $113.6 million of write-offs of unamortized premiums related to debt extinguishment of mortgages).

The historical cost, net of accumulated depreciation, of encumbered properties was $7.3 billion and $4.4 billion at December 31, 2013 and 2012, respectively.

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

Notes
The following tables summarize the Company’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2013 and 2012, respectively:

December 31, 2013 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public/Private Notes (1)	$4,727,088	3.00% - 7.57%	5.55%	2014 - 2026
Floating Rate Public/Private Notes (1)	750,000	(1) (2)	1.58%	2015
Totals	$5,477,088

December 31, 2012 (Amounts are in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public/Private Notes (1)	$4,329,352	4.625% - 7.57%	5.70%	2013 - 2026
Floating Rate Public/Private Notes (1)	301,523	(1)	1.83%	2013
Totals	$4,630,875

(1)
At December 31, 2012, $300.0 million in fair value interest rate swaps converts a portion of the $400.0 million face value 5.200% notes due April 1, 2013 to a floating interest rate. On April 1, 2013, the Company paid off the $400.0 million outstanding of its 5.200%  public notes at maturity and the related fair value interest rate swaps matured.

(2)
Includes the Company's senior unsecured $750.0 million delayed draw term loan facility that matures on January 11, 2015 and is subject to a one-year extension option exercisable by the Company. The interest rate on advances under the term loan facility will generally be LIBOR plus a spread (currently 1.20%), which is dependent on the credit rating of the Company's long-term debt.

The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2013 and 2012.

An unspecified amount of equity and debt securities remains available for issuance by EQR and ERPOP under a universal shelf registration statement that automatically became effective upon filing with the SEC on July 30, 2013 and expires on July 30, 2016. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

During the year ended December 31, 2013, the Company:

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

In November 2012, the Company obtained a commitment for a senior unsecured bridge loan facility in an aggregate principal amount not to exceed $2.5 billion to finance the acquisition of Archstone and to pay fees and expenses relating to this transaction. The Company incurred fees totaling $10.9 million to structure this facility, of which $8.4 million was written off in 2012 in conjunction with additional capital raising activities which curtailed amounts available on this facility. On January 11, 2013, the Company terminated this $2.5 billion bridge loan facility in connection with the execution of the term loan facility discussed above and the new revolving credit facility discussed below. The Company wrote off approximately $2.5 million of unamortized deferred financing costs during the year ended December 31, 2013 as additional interest expense.
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

As of December 31, 2013, the amount available on the credit facility was $2.35 billion (net of $34.9 million which was restricted/dedicated to support letters of credit and net of $115.0 million outstanding). During the year ended December 31, 2013, the weighted average interest rate was 1.26%. As of December 31, 2012, the amount available on the credit facility was $1.72 billion (net of $30.2 million which was restricted/dedicated to support letters of credit) and there was no amount outstanding. During the year ended December 31, 2012, the weighted average interest rate was 1.35%.

Other

The following table provides a summary of the aggregate payments of principal on all debt for each of the next five years and thereafter (amounts in thousands):

Year		Total (1)
2014		$561,084
2015		1,170,448
2016		1,193,251
2017		1,347,191
2018	—	297,016
Thereafter		6,209,697
Net Unamortized (Discount)		(12,433)
Total		$10,766,254

(1)	Premiums and discounts are amortized over the life of the debt.

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
The carrying values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.2 billion and $5.6 billion, respectively, at December 31, 2013. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion (Level 2) and $5.9 billion (Level 2), respectively, at December 31, 2013. The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $3.9 billion and $4.6 billion, respectively, at December 31, 2012. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion (Level 2) and $5.2 billion (Level 2), respectively, at December 31, 2012. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, lines of credit, derivative instruments and investment securities), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.
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
The following table summarizes the Company’s consolidated derivative instruments at December 31, 2013 (dollar amounts are in thousands):

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
The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at December 31, 2013 and 2012, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Balance Sheet		Identical Assets/Liabilities	Observable Inputs	Unobservable Inputs
Description	Location	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$18,712	$—	$18,712	$—
Supplemental Executive Retirement Plan	Other Assets	83,845	83,845	—	—
Total		$102,557	$83,845	$18,712	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$83,845	$83,845	$—	$—
Total		$83,845	$83,845	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$363,144	$—	$363,144	$—

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Balance Sheet		Identical Assets/Liabilities	Observable Inputs	Unobservable Inputs
Description	Location	12/31/2012	(Level 1)	(Level 2)	(Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,523	$—	$1,523	$—
Supplemental Executive Retirement Plan	Other Assets	70,655	70,655	—	—
Available-for-Sale Investment Securities	Other Assets	2,214	2,214	—	—
Total		$74,392	$72,869	$1,523	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$44,050	$—	$44,050	$—
Supplemental Executive Retirement Plan	Other Liabilities	70,655	70,655	—	—
Total		$114,705	$70,655	$44,050	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$398,372	$—	$398,372	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2013, 2012 and 2011, respectively (amounts in thousands):

December 31, 2013	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative		Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
Type of Fair Value Hedge			Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,523)	Fixed rate debt	Interest expense	$1,523
Total		$(1,523)			$1,523

December 31, 2012	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative		Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
Type of Fair Value Hedge			Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(7,448)	Fixed rate debt	Interest expense	$7,448
Total		$(7,448)			$7,448

December 31, 2011	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative		Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
Type of Fair Value Hedge			Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(3,549)	Fixed rate debt	Interest expense	$3,549
Total		$(3,549)			$3,549

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2013, 2012 and 2011, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
December 31, 2013	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Type of Cash Flow Hedge
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$18,771	Interest expense	$(20,141)	N/A	$—
Total	$18,771		$(20,141)		$—

	Effective Portion			Ineffective Portion
December 31, 2012	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Type of Cash Flow Hedge
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(11,772)	Interest expense	$(14,678)	N/A	$—
Total	$(11,772)		$(14,678)		$—

	Effective Portion			Ineffective Portion
December 31, 2011	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Type of Cash Flow Hedge
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(145,090)	Interest expense	$(4,343)	Interest expense	$(170)
Development Interest Rate Swaps/Caps	1,322	Interest expense	—	N/A	—
Total	$(143,768)		$(4,343)		$(170)
As of December 31, 2013 and 2012, there were approximately $155.8 million and $194.7 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at December 31, 2013, the Company may recognize an estimated $21.8 million of accumulated other comprehensive (loss) as additional interest expense during the year ending December 31, 2014.

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
The following tables set forth the maturity, amortized cost, gross unrealized gains and losses, book/fair value and interest and other income of the various investment securities held as of December 31, 2013 and 2012, respectively (amounts in thousands):

		Other Assets
December 31, 2013	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Security
Available-for-Sale Investment Securities	N/A	$—	$—	$—	$—	$2,122
Total		$—	$—	$—	$—	$2,122

		Other Assets
December 31, 2012	Maturity	Amortized Cost	Unrealized Gains	Unrealized Losses	Book/ Fair Value	Interest and Other Income
Security
Available-for-Sale Investment Securities	N/A	$675	$1,539	$—	$2,214	$—
Total		$675	$1,539	$—	$2,214	$—

During the year ended December 31, 2013, the Company sold all of its investment securities, receiving proceeds of approximately $2.8 million, and recorded a $2.1 million realized gain on sale (specific identification) which is included in interest and other income.

10.	Earnings Per Share and Earnings Per Unit

Equity Residential
The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator for net income per share – basic:
(Loss) income from continuing operations	$(168,174)	$160,298	$(72,941)
Allocation to Noncontrolling Interests – Operating Partnership, net	6,834	(6,417)	3,880
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	538	(844)	(832)
Preferred distributions	(4,145)	(10,355)	(13,865)
Premium on redemption of Preferred Shares	—	(5,152)	—
(Loss) income from continuing operations available to Common Shares, net of Noncontrolling Interests	(164,947)	137,530	(83,758)
Discontinued operations, net of Noncontrolling Interests	1,991,415	688,682	963,478
Numerator for net income per share – basic	$1,826,468	$826,212	$879,720
Numerator for net income per share – diluted (1):
Income from continuing operations		$160,298
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties		(844)
Preferred distributions		(10,355)
Premium on redemption of Preferred Shares		(5,152)
Income from continuing operations available to Common Shares		143,947
Discontinued operations, net		720,906
Numerator for net income per share – diluted (1)	$1,826,468	$864,853	$879,720
Denominator for net income per share – basic and diluted (1):
Denominator for net income per share – basic	354,305	302,701	294,856
Effect of dilutive securities:
OP Units		13,853
Long-term compensation shares/units		3,212
Denominator for net income per share – diluted (1)	354,305	319,766	294,856
Net income per share – basic	$5.16	$2.73	$2.98
Net income per share – diluted	$5.16	$2.70	$2.98
Net income per share – basic:
(Loss) income from continuing operations available to Common Shares, net of Noncontrolling Interests	$(0.466)	$0.454	$(0.284)
Discontinued operations, net of Noncontrolling Interests	5.621	2.275	3.268
Net income per share – basic	$5.155	$2.729	$2.984
Net income per share – diluted (1):
(Loss) income from continuing operations available to Common Shares	$(0.466)	$0.450	$(0.284)
Discontinued operations, net	5.621	2.255	3.268
Net income per share – diluted	$5.155	$2.705	$2.984
Distributions declared per Common Share outstanding	$1.85	$1.78	$1.58

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the years ended December 31, 2013 and 2011.

For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 12.
ERP Operating Limited Partnership
The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2013	2012	2011
Numerator for net income per Unit – basic and diluted (1):
(Loss) income from continuing operations	$(168,174)	$160,298	$(72,941)
Net loss (income) attributable to Noncontrolling Interests – Partially Owned Properties	538	(844)	(832)
Allocation to Preference Units	(4,145)	(10,355)	(13,865)
Allocation to premium on redemption of Preference Units	—	(5,152)	—
(Loss) income from continuing operations available to Units	(171,781)	143,947	(87,638)
Discontinued operations, net	2,073,527	720,906	1,008,138
Numerator for net income per Unit – basic and diluted (1)	$1,901,746	$864,853	$920,500
Denominator for net income per Unit – basic and diluted (1):
Denominator for net income per Unit – basic	368,038	316,554	308,062
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company's long-term compensation shares/units		3,212
Denominator for net income per Unit – diluted (1)	368,038	319,766	308,062
Net income per Unit – basic	$5.16	$2.73	$2.98
Net income per Unit – diluted	$5.16	$2.70	$2.98
Net income per Unit – basic:
(Loss) income from continuing operations available to Units	$(0.466)	$0.454	$(0.284)
Discontinued operations, net	5.621	2.275	3.268
Net income per Unit – basic	$5.155	$2.729	$2.984
Net income per Unit – diluted (1):
(Loss) income from continuing operations available to Units	$(0.466)	$0.450	$(0.284)
Discontinued operations, net	5.621	2.255	3.268
Net income per Unit – diluted	$5.155	$2.705	$2.984
Distributions declared per Unit outstanding	$1.85	$1.78	$1.58

(1)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the years ended December 31, 2013 and 2011.

For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 12.

11.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any.
The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during each of the years ended December 31, 2013, 2012 and 2011 (amounts in thousands).

	Year Ended December 31,
	2013	2012	2011
REVENUES
Rental income	$121,942	$445,832	$560,399
Total revenues	121,942	445,832	560,399

EXPENSES (1)
Property and maintenance	36,792	103,371	160,315
Real estate taxes and insurance	11,903	41,208	50,173
Property management	1	211	266
Depreciation	34,380	124,323	157,441
General and administrative	85	92	55
Total expenses	83,161	269,205	368,250

Discontinued operating income	38,781	176,627	192,149

Interest and other income	217	156	198
Other expenses	(3)	(170)	(421)
Interest (2):
Expense incurred, net	(1,296)	(3,811)	(9,268)
Amortization of deferred financing costs	(228)	(140)	(1,230)
Income and other tax (expense) benefit	(449)	(34)	221

Discontinued operations	37,022	172,628	181,649
Net gain on sales of discontinued operations	2,036,505	548,278	826,489

Discontinued operations, net	$2,073,527	$720,906	$1,008,138

(1)	Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold.
For the properties sold during 2013, the investment in real estate, net of accumulated depreciation, and the mortgage notes payable balances at December 31, 2012 were $2.0 billion and $34.4 million, respectively.

12.	Share Incentive Plans

Any Common Shares issued pursuant to EQR's incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.
On June 16, 2011, the shareholders of EQR approved the Company's 2011 Plan. The 2011 Plan reserved 12,980,741 Common Shares for issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan. The 2011 Plan expires on June 16, 2021. As of December 31, 2013, 9,562,775 shares were available for future issuance.
Pursuant to the 2011 Plan, the 2002 Share Incentive Plan, as restated, and the Amended and Restated 1993 Share Option and Share Award Plan, as amended (collectively the “Share Incentive Plans”), officers, trustees and key employees of the Company may be granted share options to acquire Common Shares (“Options”) including non-qualified share options (“NQSOs”), incentive share options (“ISOs”) and share appreciation rights (“SARs”), or may be granted restricted or non-restricted shares/units (including performance-based awards), subject to conditions and restrictions as described in the Share Incentive Plans. Options, SARs, restricted shares, performance shares and LTIP Units (see discussion below) are sometimes collectively referred to herein as “Awards”.
The Options are generally granted at the fair market value of the Company’s Common Shares at the date of grant, vest in three equal installments over a three-year period, are exercisable upon vesting and expire ten years from the date of grant (see additional valuation discussion in Note 2). The exercise price for all Options under the Share Incentive Plans is equal to the fair market value of the underlying Common Shares at the time the Option is granted. Options exercised result in new Common Shares being issued on the open market. The 2002 Share Incentive Plan, as amended, will terminate at such time as all outstanding Awards have expired or have been exercised/vested. The Amended and Restated 1993 Share Option and Share Award Plan, as amended, terminated in the first quarter of 2013 as all outstanding Awards have expired or have been exercised/vested. The Board of Trustees may at any time amend or terminate the Share Incentive Plans, but termination will not affect Awards previously granted. Any Options which had vested prior to such a termination would remain exercisable by the holder.
Restricted shares are generally granted at the fair market value of the Company's Common Shares at the date of grant. Restricted shares that have been awarded through December 31, 2013 generally vest three years from the award date. In addition, the Company’s unvested restricted shareholders have the same voting rights as any other Common Share holder. During the three-year period of restriction, the Company’s unvested restricted shareholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other Common Share holder. As a result, dividends paid on unvested restricted shares are included as a component of retained earnings (included in general partner's capital in the Operating Partnership's financial statements) and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation. If employment is terminated prior to the lapsing of the restriction, the shares are generally canceled.
In December 2008, the Company’s then existing 2002 Share Incentive Plan was amended to allow for the issuance of long-term incentive plan units (“LTIP Units”) to officers of the Company as an alternative to the Company’s restricted shares. The 2011 Plan also allows for the issuance of LTIP Units. LTIP Units are a class of partnership interests that under certain conditions, including vesting, are convertible by the holder into an equal number of OP Units, which are redeemable by the holder for Common Shares on a one-for-one basis or the cash value of such shares at the option of the Company. In connection with the grant of long-term incentive compensation for services provided during a year, officers of the Company are allowed to choose, on a one-for-one basis, between restricted shares and LTIP Units. In January 2011, certain holders of restricted shares converted these shares into LTIP Units. Similar to restricted shares, LTIP Units are generally granted at the fair market value of the Company's Common Shares at the date of grant and generally vest three years from the award date. In addition, LTIP Unit holders receive quarterly dividend payments on their LTIP Units at the same rate and on the same date as any other OP Unit holder. As a result, dividends paid on LTIP Units are included as a component of Noncontrolling Interests – Operating Partnership/Limited Partners' capital and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation. If employment is terminated prior to vesting, the LTIP Units are generally canceled. An LTIP Unit will automatically convert to an OP Unit when the capital account of each LTIP Unit increases (“books-up”) to a specified target. If the capital target is not attained within ten years following the date of issuance, the LTIP Unit will automatically be canceled and no compensation will be payable to the holder of such canceled LTIP Unit.
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
Under the Company's definitions of retirement, several of its executive officers, including its Chief Executive Officer, and its non-executive Chairman, are retirement eligible.
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
The following tables summarize compensation information regarding the restricted shares, LTIP Units, share options and

Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2013, 2012 and 2011 (amounts in thousands):

	Year Ended December 31, 2013
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Restricted shares	$12,185	$1,079	$13,264	$967
LTIP Units	13,108	501	13,609	520
Share options	9,569	945	10,514	—
ESPP discount	612	20	632	—
Total	$35,474	$2,545	$38,019	$1,487

	Year Ended December 31, 2012
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Restricted shares	$8,014	$922	$8,936	$949
LTIP Units	5,004	303	5,307	234
Share options	10,970	782	11,752	—
ESPP discount	844	121	965	—
Total	$24,832	$2,128	$26,960	$1,183

	Year Ended December 31, 2011
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Restricted shares	$8,041	$1,061	$9,102	$1,121
LTIP Units	3,344	297	3,641	199
Share options	8,711	834	9,545	—
ESPP discount	1,081	113	1,194	—
Total	$21,177	$2,305	$23,482	$1,320

Compensation expense is generally recognized for Awards as follows:

•	Restricted shares, LTIP Units and share options – Straight-line method over the vesting period of the options or shares regardless of cliff or ratable vesting distinctions.

•	ESPP discount – Immediately upon the purchase of common shares each quarter.
The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above. The total compensation expense related to Awards not yet vested at December 31, 2013 is $16.5 million (excluding the accelerated expenses for individuals approaching or meeting the retirement age criteria discussed above), which is expected to be recognized over a weighted average term of 1.45 years.
See Note 2 for additional information regarding the Company’s share-based compensation.
The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2013, 2012 and 2011:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	LTIP Units	Weighted Average Fair Value per LTIP Unit
Balance at December 31, 2010	10,106,488	$33.00	911,950	$32.05	247,508	$25.62
Awards granted (1)	1,491,311	$53.70	170,588	$53.99	223,452	$46.64
Awards exercised/vested (2) (3) (4)	(2,945,950)	$32.27	(258,068)	$38.32	(101,988)	$38.57
Awards forfeited	(41,559)	$35.14	(126,960)	$37.19	(1,352)	$27.79
Awards expired	(16,270)	$44.13	—	—	—	—
Balance at December 31, 2011	8,594,020	$36.81	697,510	$34.17	367,620	$34.80
Awards granted (1)	1,164,484	$60.22	140,980	$60.20	70,235	$57.24
Awards exercised/vested (2) (3) (4)	(1,608,425)	$30.87	(300,809)	$23.79	(152,821)	$21.11
Awards forfeited	(23,795)	$51.55	(12,728)	$46.25	—	—
Awards expired	(11,029)	$35.53	—	—	—	—
Balance at December 31, 2012	8,115,255	$41.31	524,953	$46.81	285,034	$48.41
Awards granted (1)	1,006,444	$55.07	246,731	$55.37	281,931	$52.73
Awards exercised/vested (2) (3) (4)	(586,017)	$29.34	(253,816)	$36.81	(93,335)	$32.97
Awards forfeited	(47,819)	$56.16	(17,634)	$55.74	(2,374)	$56.72
Awards expired	(17,331)	$47.51	—	—	—	—
Balance at December 31, 2013	8,470,532	$43.67	500,234	$55.79	471,256	$55.67

(1)	The weighted average grant date fair value for Options granted during the years ended December 31, 2013, 2012 and 2011 was $7.97 per share, $8.55 per share and $8.18 per share, respectively.

(2)
The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $16.7 million, $46.7 million and $74.8 million, respectively. These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

(3)	The fair value of restricted shares vested during the years ended December 31, 2013, 2012 and 2011 was $13.9 million, $18.0 million and $14.0 million, respectively.

(4)	The fair value of LTIP Units vested during the years ended December 31, 2013, 2012 and 2011 was $5.1 million, $9.1 million and $5.5 million, respectively.
The following table summarizes information regarding options outstanding and exercisable at December 31, 2013:

	Options Outstanding (1)			Options Exercisable (2)
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$18.70 to $24.93	1,235,980	5.08	$23.07	1,235,980	$23.07
$24.94 to $31.16	386,723	0.08	$29.25	386,723	$29.25
$31.17 to $37.39	1,332,280	4.58	$32.61	1,332,280	$32.61
$37.40 to $43.62	1,347,487	3.20	$40.46	1,347,487	$40.46
$43.63 to $49.86	61,187	6.55	$48.41	23,059	$48.06
$49.87 to $56.09	2,774,770	6.99	$53.91	1,226,038	$53.64
$56.10 to $62.32	1,332,105	8.20	$59.76	494,922	$59.98
$18.70 to $62.32	8,470,532	5.60	$43.67	6,046,489	$38.76
Vested and expected to vest as of December 31, 2013	8,293,422	5.55	$43.42

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of December 31, 2013 is $85.6 million.

(2)	The aggregate intrinsic value and weighted average remaining contractual life in years of options exercisable as of December 31, 2013 is $85.5 million and 4.5 years, respectively.
Note: The aggregate intrinsic values in Notes (1) and (2) above were both calculated as the excess, if any, between the Company’s closing share price of $51.87 per share on December 31, 2013 and the strike price of the underlying awards.

As of December 31, 2012 and 2011, 5,385,907 Options (with a weighted average exercise price of $35.40) and 5,415,550 Options (with a weighted average exercise price of $34.64) were exercisable, respectively.

13.	Employee Plans
The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of EQR. In 2003, EQR's shareholders approved an increase in the aggregate number of Common Shares available under the ESPP to 7,000,000 (from 2,000,000). The Company has 3,107,341 Common Shares available for purchase under the ESPP at December 31, 2013. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. The following table summarizes information regarding the Common Shares issued under the ESPP (the net proceeds noted below were contributed to ERPOP in exchange for OP Units):

	Year Ended December 31,
	2013	2012	2011
	(Amounts in thousands except share and per share amounts)
Shares issued	73,468	110,054	113,107
Issuance price ranges	$44.26 – $48.17	$46.33 – $51.78	$44.04 – $51.19
Issuance proceeds	$3,401	$5,399	$5,262

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria. The Company matches dollar for dollar up to the first 3% of eligible compensation that a participant contributes to the 401(k) Plan. Participants are vested in the Company’s contributions over five years. The Company recognized an expense in the amount of $4.2 million, $4.4 million and $3.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

14.	Distribution Reinvestment and Share Purchase Plan
On December 16, 2008, the Company filed with the SEC a Form S-3 Registration Statement to register 5,000,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan (the "DRIP Plan"). The registration statement was automatically declared effective the same day and was to expire at the earlier of the date on which all 5,000,000 shares had been issued or December 16, 2011. On November 18, 2011, the Company filed with the SEC a Form S-3 Registration Statement to register 4,850,000 Common Shares under the DRIP Plan, which included the remaining shares available for issuance under the 2008 registration, which terminated as of such date. The registration statement was automatically declared effective the same day and expires at the earlier of the date on which all 4,850,000 shares have been issued or November 18, 2014. The Company has 4,814,608 Common Shares available for issuance under the DRIP Plan at December 31, 2013.

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
Pursuant to the terms of the partnership agreement for the Operating Partnership, ERPOP is required to reimburse EQR for all expenses incurred by EQR in excess of income earned by EQR through its indirect 1% ownership of various entities. Amounts paid on behalf of EQR are reflected in the consolidated statements of operations and comprehensive income as general and administrative expenses.

The Company leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees. The lease terminates on January 31, 2022. Amounts incurred for such office space for the years ended December 31, 2013, 2012 and 2011, respectively, were approximately $1.7 million, $1.3 million and $2.2 million. The Company believes these amounts equal market rates for such rental space.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys' fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company's defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at December 31, 2013. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of December 31, 2013, the Company has 14 consolidated projects (including 400 Park Avenue South in New York City which the Company is jointly developing with Toll Brothers that is discussed below and Park Aire in which the Company acquired a 95% interest in connection with the Archstone Transaction that is discussed in Note 6) totaling 4,017 apartment units in various stages of development with commitments to fund of approximately $768.1 million and estimated completion dates ranging through June 30, 2016, as well as other completed development projects that are in various stages of lease up or are stabilized. Some of the projects are being developed solely by the Company, while others are being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company is the "general" or "managing" partner of the development ventures.

As of December 31, 2013, the Company has one unconsolidated project totaling 176 apartment units under development with an estimated completion date of December 31, 2014, as well as three completed development projects that are currently in lease up. These projects are all being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company currently has no further funding obligations for Domain, Nexus Sawgrass and San Norterra. While the Company is the managing member of the Domain and Nexus Sawgrass joint ventures, was responsible for constructing both projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The Domain and Nexus Sawgrass buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements. The respective partner for San Norterra and Parkside at Emeryville is the “general” or “managing” partner of the development venture and the Company does not have substantive kick-out or participating rights. The Company has given a repayment guaranty on the construction loan for Parkside at Emeryville of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of December 31, 2013, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $292.6 million, of which Toll Brothers' noncontrolling interest balance totaled $111.7 million.
During the years ended December 31, 2013, 2012 and 2011, total operating lease payments expensed for office space, including a portion of real estate taxes, insurance, repairs and utilities, and including rent due under 13 ground leases, aggregated $13.2 million, $8.1 million and $7.1 million, respectively.
The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with its Vice Chairman and two former chief executive officers (one of which was fully paid out in January 2013). During the years ended December 31, 2013, 2012 and 2011, the Company recognized compensation expense of $0.5 million, $1.0 million and $1.0 million, respectively, related to these agreements.
The following table summarizes the Company’s contractual obligations for minimum rent payments under operating leases and deferred compensation for the next five years and thereafter as of December 31, 2013:

Payments Due by Year (in thousands)
	2014	2015	2016	2017	2018	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$14,518	$14,935	$15,084	$14,961	$14,830	$869,687	$944,015
Other Long-Term Liabilities:
Deferred Compensation (b)	1,378	1,705	1,705	1,705	1,705	5,596	13,794

(a)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for 14 properties/parcels.

(b)	Estimated payments to the Company's Chairman, Vice Chairman and one former CEO based on actual and planned retirement dates.

17.	Reportable Segments
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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company's operating performance geographically by market and both on a same store and non-same store basis. The Company’s operating segments located in its core markets represent its reportable segments (with the aggregation of Los Angeles, Orange County and San Diego into the Southern California reportable segment). The Company's operating segments located in its non-core markets that are not material have also been aggregated in the tables presented below.

The Company’s fee and asset management and development (including its partially owned properties) activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the "Other" category in the tables presented below.
All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2013, 2012 or 2011.
The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations and comprehensive income). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the years ended December 31, 2013, 2012 and 2011, respectively, as well as total assets and capital expenditures at December 31, 2013 and 2012, respectively (amounts in thousands):

	Year Ended December 31, 2013			Year Ended December 31, 2012			Year Ended December 31, 2011
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Boston	$175,031	$57,261	$117,770	$168,063	$54,888	$113,175	$142,514	$49,317	$93,197
Denver	100,425	30,028	70,397	93,571	28,204	65,367	99,681	32,564	67,117
New York	286,345	114,587	171,758	274,683	109,667	165,016	254,441	104,492	149,949
San Francisco	173,011	59,104	113,907	159,535	57,373	102,162	126,951	43,627	83,324
Seattle	129,283	43,718	85,565	122,267	41,041	81,226	122,494	45,275	77,219
South Florida	185,361	69,891	115,470	177,675	67,811	109,864	174,417	66,838	107,579
Southern California	333,917	107,346	226,571	320,749	103,925	216,824	299,508	98,907	200,601
Washington DC	253,056	76,033	177,023	247,880	75,580	172,300	240,755	75,492	165,263
Non-core	132,851	49,275	83,576	128,816	48,548	80,268	310,688	122,159	188,529
Total same store	1,769,280	607,243	1,162,037	1,693,239	587,037	1,106,202	1,771,449	638,671	1,132,778

Non-same store/other (2) (3)
Boston	61,139	18,238	42,901	—	—	—	8,115	2,361	5,754
Denver	2,805	744	2,061	1,325	429	896	—	1	(1)
New York	136,182	43,055	93,127	14,611	5,988	8,623	6,794	366	6,428
San Francisco	119,749	42,851	76,898	7,268	3,022	4,246	3,889	1,796	2,093
Seattle	19,462	6,284	13,178	4,747	1,510	3,237	6,012	2,149	3,863
South Florida	2,653	1,031	1,622	—	—	—	14,488	5,165	9,323
Southern California	74,123	31,599	42,524	3,040	1,179	1,861	30,539	12,144	18,395
Washington DC	179,077	58,759	120,318	13,124	3,984	9,140	36,657	11,373	25,284
Other (3)	13,534	17,998	(4,464)	575	17,666	(17,091)	(3,477)	7,326	(10,803)
Properties sold in 2013 (4)	—	—	—	—	—	—	(358,272)	(116,699)	(241,573)
Total non-same store/other	608,724	220,559	388,165	44,690	33,778	10,912	(255,255)	(74,018)	(181,237)
Total	$2,378,004	$827,802	$1,550,202	$1,737,929	$620,815	$1,117,114	$1,516,194	$564,653	$951,541

(1)
For the years ended December 31, 2013 and 2012, same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2012, less properties subsequently sold, which represented 80,247 apartment units. For the year ended December 31, 2011, same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2011, less properties subsequently sold, which represented 98,577 apartment units.

(2)
For the years ended December 31, 2013 and 2012, non-same store primarily includes properties acquired after January 1, 2012, plus any properties in lease-up and not stabilized as of January 1, 2012 . For the year ended December 31, 2011, non-same store primarily includes properties acquired after January 1, 2011, plus any properties in lease-up and not stabilized as of January 1, 2011.

(3)	Other includes development and other corporate operations.

(4)	Reflects discontinued operations for properties sold during 2013.

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Total Assets	Capital Expenditures	Total Assets	Capital Expenditures
Same store (1)
Boston	$1,087,370	$15,630	$1,133,098	$22,592
Denver	520,999	5,330	542,243	4,593
New York	2,678,546	8,982	2,742,346	12,437
San Francisco	968,840	11,767	999,267	18,010
Seattle	835,584	6,398	865,068	6,892
South Florida	1,157,283	14,550	1,193,506	17,338
Southern California	2,177,336	16,580	2,250,301	17,747
Washington DC	1,873,897	10,069	1,941,446	15,426
Non-core	645,418	5,186	674,360	6,989
Total same store	11,945,273	94,492	12,341,635	122,024

Non-same store/other (2) (3)
Boston	946,747	2,097	—	—
Denver	20,481	54	20,974	5
New York	2,092,454	3,024	406,013	142
San Francisco	1,824,550	9,989	178,339	1,176
Seattle	312,240	1,598	90,205	67
South Florida	50,414	300	—	—
Southern California	1,078,038	3,975	70,389	141
Washington DC	2,664,702	14,877	276,901	1,062
Other (3)	1,899,646	5,410	3,816,544	28,211
Total non-same store/other	10,889,272	41,324	4,859,365	30,804
Total	$22,834,545	$135,816	$17,201,000	$152,828

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2012, less properties subsequently sold, which represented 80,247 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2012, plus any properties in lease-up and not stabilized as of January 1, 2012.

(3)	Other includes development and other corporate operations.

Note: Markets/Metro Areas included in the above Southern California and Non-core segments are as follows:
(a) Southern California – Los Angeles, Orange County and San Diego.
(b) Non-core – Inland Empire, CA, New England (excluding Boston), Orlando and Phoenix.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the years ended December 31, 2013, 2012 and 2011, respectively (amounts in thousands):

	Year Ended December 31,
	2013	2012	2011
Rental income	$2,378,004	$1,737,929	$1,516,194
Property and maintenance expense	(449,461)	(332,190)	(304,380)
Real estate taxes and insurance expense	(293,999)	(206,723)	(178,406)
Property management expense	(84,342)	(81,902)	(81,867)
Total operating expenses	(827,802)	(620,815)	(564,653)
Net operating income	$1,550,202	$1,117,114	$951,541

18.	Subsequent Events/Other
Subsequent Events
Subsequent to December 31, 2013, the Company:

•	Acquired one property consisting of 430 apartments units for $143.0 million.
Other
During the years ended December 31, 2013, 2012 and 2011, the Company incurred charges of $0.3 million, $7.0 million and $7.7 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties (excluding the Archstone Transaction) and $5.2 million, $9.0 million and $5.1 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $5.5 million, $16.0 million and $12.8 million, respectively, are included in other expenses in the accompanying consolidated statements of operations and comprehensive income. See Note 4 for details on the property acquisition costs related to the Archstone Transaction.

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

During the year ended December 31, 2013, the Company sold a technology investment it had previously written off, receiving proceeds of $2.1 million that were recorded as a realized gain on sale. During the year ended December 31, 2011, the Company received $4.5 million for the termination of its royalty participation in LRO/Rainmaker, a revenue management system. In addition, during 2011, the Company received $0.8 million for the settlement of various litigation/insurance claims. All of the above amounts are included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

During the year ended December 31, 2011, the Company disposed of its corporate housing business for a sales price of approximately $4.0 million, of which the Company provided $2.0 million of seller financing to the buyer. At the time of sale, the full amount of the seller financing was reserved against and the related gain was deferred. During the year ended December 31, 2013, the Company collected $1.5 million, which represented its final reimbursement of the $2.0 million of seller financing. During the years ended December 31, 2012 and 2011, the Company collected $0.3 million and $0.2 million, respectively, on the note receivable. The Company has recognized a cumulative net gain on the sale of approximately $2.9 million.

19.	Quarterly Financial Data (Unaudited)

Equity Residential
The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. All amounts have also been restated in accordance with the guidance on discontinued operations and reflect dispositions and/or properties held for sale through December 31, 2013. Amounts are in thousands, except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	3/31	6/30	9/30	12/31
Total revenues (1)	$504,722	$617,217	$626,629	$639,134
Operating income (1)	104,246	63,977	120,396	223,669
(Loss) income from continuing operations (1)	(165,339)	(58,511)	(13,465)	69,141
Discontinued operations, net (1)	1,226,373	395,243	405,182	46,729
Net income *	1,061,034	336,732	391,717	115,870
Net income available to Common Shares	1,016,650	323,723	376,155	109,940
Earnings per share – basic:
Net income available to Common Shares	$3.01	$0.90	$1.05	$0.31
Weighted average Common Shares outstanding	337,532	359,653	359,811	359,919
Earnings per share – diluted:
Net income available to Common Shares	$3.01	$0.90	$1.05	$0.30
Weighted average Common Shares outstanding	337,532	359,653	359,811	375,860

(1)
The amounts presented for the first three quarters of 2013 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2013. Below is a reconciliation to the amounts previously reported:

	First Quarter	Second Quarter	Third Quarter
2013	3/31	6/30	9/30
Total revenues previously reported in Form 10-Q	$539,162	$635,078	$629,446
Total revenues subsequently reclassified to discontinued operations	(34,440)	(17,861)	(2,817)
Total revenues disclosed in Form 10-K	$504,722	$617,217	$626,629

Operating income previously reported in Form 10-Q	$117,529	$71,033	$121,394
Operating income subsequently reclassified to discontinued operations	(13,283)	(7,056)	(998)
Operating income disclosed in Form 10-K	$104,246	$63,977	$120,396

(Loss) from continuing operations previously reported in Form 10-Q	$(153,352)	$(51,455)	$(12,467)
(Loss) from continuing operations subsequently reclassified to discontinued operations	(11,987)	(7,056)	(998)
(Loss) from continuing operations disclosed in Form 10-K	$(165,339)	$(58,511)	$(13,465)

Discontinued operations, net previously reported in Form 10-Q	$1,214,386	$388,187	$404,184
Discontinued operations, net from properties sold subsequent to the respective reporting period	11,987	7,056	998
Discontinued operations, net disclosed in Form 10-K	$1,226,373	$395,243	$405,182

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	3/31	6/30	9/30	12/31
Total revenues (2)	$414,037	$431,910	$449,072	$452,483
Operating income (2)	102,110	121,745	142,020	148,247
(Loss) income from continuing operations (2)	(25,394)	(6,340)	91,269	100,763
Discontinued operations, net (2)	177,561	114,655	145,054	283,636
Net income *	152,167	108,315	236,323	384,399
Net income available to Common Shares	141,833	99,797	218,603	365,979
Earnings per share – basic:
Net income available to Common Shares	$0.47	$0.33	$0.73	$1.18
Weighted average Common Shares outstanding	298,805	300,193	301,336	310,398
Earnings per share – diluted:
Net income available to Common Shares	$0.47	$0.33	$0.72	$1.17
Weighted average Common Shares outstanding	298,805	300,193	318,773	327,108

(2)
The amounts presented for the four quarters of 2012 are not equal to the same amounts previously reported in the Form 8-K filed with the SEC on June 17, 2013 (for the first and fourth quarters of 2012), the second quarter 2013 Form 10-Q filed with the SEC on August 8, 2013 (for the second quarter of 2012) and the third quarter 2013 Form 10-Q filed with the SEC on November 7, 2013 (for the third quarter of 2012) as a result of changes in discontinued operations due to additional property sales which occurred throughout 2013. Below is a reconciliation to the amounts previously reported:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	3/31	6/30	9/30	12/31
Total revenues previously reported in June 2013 Form 8-K/Form 10-Q	$446,448	$448,351	$451,699	$485,868
Total revenues subsequently reclassified to discontinued operations	(32,411)	(16,441)	(2,627)	(33,385)
Total revenues disclosed in Form 10-K	$414,037	$431,910	$449,072	$452,483

Operating income previously reported in June 2013 Form 8-K/Form 10-Q	$114,476	$128,560	$142,932	$162,109
Operating income subsequently reclassified to discontinued operations	(12,366)	(6,815)	(912)	(13,862)
Operating income disclosed in Form 10-K	$102,110	$121,745	$142,020	$148,247

(Loss) income from continuing operations previously reported in June 2013 Form 8-K/Form 10-Q	$(13,426)	$474	$92,181	$114,239
Income from continuing operations subsequently reclassified to discontinued operations	(11,968)	(6,814)	(912)	(13,476)
(Loss) income from continuing operations disclosed in Form 10-K	$(25,394)	$(6,340)	$91,269	$100,763

Discontinued operations, net previously reported in June 2013 Form 8-K/Form 10-Q	$165,593	$107,841	$144,142	$270,160
Discontinued operations, net from properties sold subsequent to the respective reporting period	11,968	6,814	912	13,476
Discontinued operations, net disclosed in Form 10-K	$177,561	$114,655	$145,054	$283,636
* The Company did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2013 and 2012. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

ERP Operating Limited Partnership

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. All amounts have also been restated in accordance with the guidance on discontinued operations and reflect dispositions and/or properties held for sale through December 31, 2013. Amounts are in thousands, except for per Unit amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	3/31	6/30	9/30	12/31
Total revenues (1)	$504,722	$617,217	$626,629	$639,134
Operating income (1)	104,246	63,977	120,396	223,669
(Loss) income from continuing operations (1)	(165,339)	(58,511)	(13,465)	69,141
Discontinued operations, net (1)	1,226,373	395,243	405,182	46,729
Net income *	1,061,034	336,732	391,717	115,870
Net income available to Units	1,059,973	336,511	390,991	114,271
Earnings per Unit – basic:
Net income available to Units	$3.01	$0.90	$1.05	$0.31
Weighted average Units outstanding	351,255	373,403	373,547	373,643
Earnings per Unit – diluted:
Net income available to Units	$3.01	$0.90	$1.05	$0.30
Weighted average Units outstanding	351,255	373,403	373,547	375,860

(1)
The amounts presented for the first three quarters of 2013 are not equal to the same amounts previously reported in the respective Form 10-Q’s filed with the SEC for each period as a result of changes in discontinued operations due to additional property sales which occurred throughout 2013. Below is a reconciliation to the amounts previously reported:

	First Quarter	Second Quarter	Third Quarter
2013	3/31	6/30	9/30
Total revenues previously reported in Form 10-Q	$539,162	$635,078	$629,446
Total revenues subsequently reclassified to discontinued operations	(34,440)	(17,861)	(2,817)
Total revenues disclosed in Form 10-K	$504,722	$617,217	$626,629

Operating income previously reported in Form 10-Q	$117,529	$71,033	$121,394
Operating income subsequently reclassified to discontinued operations	(13,283)	(7,056)	(998)
Operating income disclosed in Form 10-K	$104,246	$63,977	$120,396

(Loss) from continuing operations previously reported in Form 10-Q	$(153,352)	$(51,455)	$(12,467)
(Loss) from continuing operations subsequently reclassified to discontinued operations	(11,987)	(7,056)	(998)
(Loss) from continuing operations disclosed in Form 10-K	$(165,339)	$(58,511)	$(13,465)

Discontinued operations, net previously reported in Form 10-Q	$1,214,386	$388,187	$404,184
Discontinued operations, net from properties sold subsequent to the respective reporting period	11,987	7,056	998
Discontinued operations, net disclosed in Form 10-K	$1,226,373	$395,243	$405,182

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	3/31	6/30	9/30	12/31
Total revenues (2)	$414,037	$431,910	$449,072	$452,483
Operating income (2)	102,110	121,745	142,020	148,247
(Loss) income from continuing operations (2)	(25,394)	(6,340)	91,269	100,763
Discontinued operations, net (2)	177,561	114,655	145,054	283,636
Net income *	152,167	108,315	236,323	384,399
Net income available to Units	148,251	104,529	229,099	382,974
Earnings per Unit – basic:
Net income available to Units	$0.47	$0.33	$0.73	$1.18
Weighted average Units outstanding	312,011	314,255	315,513	324,364
Earnings per Unit – diluted:
Net income available to Units	$0.47	$0.33	$0.72	$1.17
Weighted average Units outstanding	312,011	314,255	318,773	327,108

(2)
The amounts presented for the four quarters of 2012 are not equal to the same amounts previously reported in the Form 8-K filed with the SEC on June 17, 2013 (for the first and fourth quarters of 2012), the second quarter 2013 Form 10-Q filed with the SEC on August 8, 2013 (for the second quarter of 2012) and the third quarter 2013 Form 10-Q filed with the SEC on November 7, 2013 (for the third quarter of 2012) as a result of changes in discontinued operations due to additional property sales which occurred throughout 2013. Below is a reconciliation to the amounts previously reported:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2012	3/31	6/30	9/30	12/31
Total revenues previously reported in June 2013 Form 8-K/Form 10-Q	$446,448	$448,351	$451,699	$485,868
Total revenues subsequently reclassified to discontinued operations	(32,411)	(16,441)	(2,627)	(33,385)
Total revenues disclosed in Form 10-K	$414,037	$431,910	$449,072	$452,483

Operating income previously reported in June 2013 Form 8-K/Form 10-Q	$114,476	$128,560	$142,932	$162,109
Operating income subsequently reclassified to discontinued operations	(12,366)	(6,815)	(912)	(13,862)
Operating income disclosed in Form 10-K	$102,110	$121,745	$142,020	$148,247

(Loss) income from continuing operations previously reported in June 2013 Form 8-K/Form 10-Q	$(13,426)	$474	$92,181	$114,239
Income from continuing operations subsequently reclassified to discontinued operations	(11,968)	(6,814)	(912)	(13,476)
(Loss) income from continuing operations disclosed in Form 10-K	$(25,394)	$(6,340)	$91,269	$100,763

Discontinued operations, net previously reported in June 2013 Form 8-K/Form 10-Q	$165,593	$107,841	$144,142	$270,160
Discontinued operations, net from properties sold subsequent to the respective reporting period	11,968	6,814	912	13,476
Discontinued operations, net disclosed in Form 10-K	$177,561	$114,655	$145,054	$283,636
* The Operating Partnership did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2013 and 2012. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
Overall Summary
December 31, 2013

	Properties (H)	Units (H)	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances
Wholly Owned Unencumbered	253	67,220	$17,386,901,834	$(3,177,396,618)	$14,209,505,216	$—
Wholly Owned Encumbered	112	32,101	8,397,867,526	(1,457,510,357)	6,940,357,169	2,703,534,549
Portfolio/Entity Encumbrances (1)	—	—	—	—	—	2,135,958,561
Wholly Owned Properties	365	99,321	25,784,769,360	(4,634,906,975)	21,149,862,385	4,839,493,110

Partially Owned Unencumbered	8	1,505	573,312,560	(69,955,775)	503,356,785	—
Partially Owned Encumbered	11	2,247	442,866,480	(102,846,572)	340,019,908	334,672,310
Partially Owned Properties	19	3,752	1,016,179,040	(172,802,347)	843,376,693	334,672,310

Total Unencumbered Properties	261	68,725	17,960,214,394	(3,247,352,393)	14,712,862,001	—
Total Encumbered Properties	123	34,348	8,840,734,006	(1,560,356,929)	7,280,377,077	5,174,165,420
Total Consolidated Investment in Real Estate	384	103,073	$26,800,948,400	$(4,807,709,322)	$21,993,239,078	$5,174,165,420

(1)	See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
Encumbrances Reconciliation
December 31, 2013

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Amount
EQR-Fanwell 2007 LP	6	I	$300,000,000
EQR-Wellfan 2008 LP (R)	14	J	550,000,000
ASN-Fannie Mae 3	5	K	485,958,561
Archstone Master Property Holdings LLC	13	L	800,000,000
Portfolio/Entity Encumbrances	38		2,135,958,561
Individual Property Encumbrances			3,038,206,859
Total Encumbrances per Financial Statements			$5,174,165,420

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation
(Amounts in thousands)
The changes in total real estate for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Balance, beginning of year	$21,008,429	$20,407,946	$19,702,371
Acquisitions and development	9,273,492	1,250,633	1,721,895
Improvements	139,950	161,460	151,476
Dispositions and other	(3,620,923)	(811,610)	(1,167,796)
Balance, end of year	$26,800,948	$21,008,429	$20,407,946

The changes in accumulated depreciation for the years ended December 31, 2013, 2012 and 2011 are as follows:

	2013	2012	2011
Balance, beginning of year	$4,912,221	$4,539,583	$4,337,357
Depreciation	1,013,353	684,992	663,616
Dispositions and other	(1,117,865)	(312,354)	(461,390)
Balance, end of year	$4,807,709	$4,912,221	$4,539,583

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/13
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/13 (B)	Encumbrances
Wholly Owned Unencumbered:
100 K Street	Washington, D.C.	(F)	—	$15,600,000	$912,267	$—	$15,600,000	$912,267	$16,512,267	$—	$16,512,267	$—
1111 Belle Pre (fka The Madison)	Alexandria, VA (G)	(F)	—	18,937,702	83,371,939	—	18,937,702	83,371,939	102,309,641	—	102,309,641	—
1210 Mass	Washington, D.C. (G)	2004	144	9,213,512	36,559,189	403,220	9,213,512	36,962,409	46,175,921	(11,445,278)	34,730,643	—
1500 Mass Ave	Washington, D.C. (G)	1951	556	54,638,298	40,361,702	12,040,625	54,638,298	52,402,327	107,040,625	(11,057,165)	95,983,460	—
170 Amsterdam	New York, NY	(F)	—	—	44,799,315	—	—	44,799,315	44,799,315	—	44,799,315	—
175 Kent	Brooklyn, NY (G)	2011	113	22,037,831	53,962,169	755,257	22,037,831	54,717,426	76,755,257	(6,257,548)	70,497,709	—
200 N Lemon Street	Anaheim, CA	(F)	—	5,865,235	1,823,393	—	5,865,235	1,823,393	7,688,628	—	7,688,628	—
204-206 Pine Street/1610 2nd Avenue	Seattle, WA	(F)	—	22,106,464	4,717,126	—	22,106,464	4,717,126	26,823,590	—	26,823,590	—
2201 Pershing Drive	Arlington, VA (G)	2012	188	11,321,198	49,615,688	338,120	11,321,198	49,953,808	61,275,006	(2,490,905)	58,784,101	—
2201 Wilson	Arlington, VA (G)	2000	219	21,900,000	79,242,161	490,601	21,900,000	79,732,762	101,632,762	(5,494,624)	96,138,138	—
2400 M St	Washington, D.C. (G)	2006	359	30,006,593	114,013,785	1,705,104	30,006,593	115,718,889	145,725,482	(33,461,838)	112,263,644	—
420 East 80th Street	New York, NY	1961	155	39,277,000	23,026,984	3,504,909	39,277,000	26,531,893	65,808,893	(9,519,405)	56,289,488	—
425 Mass	Washington, D.C. (G)	2009	559	28,150,000	138,600,000	2,871,585	28,150,000	141,471,585	169,621,585	(23,372,279)	146,249,306	—
600 Washington	New York, NY (G)	2004	135	32,852,000	43,140,551	286,906	32,852,000	43,427,457	76,279,457	(13,659,850)	62,619,607	—
70 Greene	Jersey City, NJ (G)	2010	480	28,108,899	236,965,215	471,854	28,108,899	237,437,069	265,545,968	(33,100,960)	232,445,008	—
71 Broadway	New York, NY (G)	1997	238	22,611,600	77,492,171	10,684,866	22,611,600	88,177,037	110,788,637	(28,276,895)	82,511,742	—
77 Bluxome	San Francisco, CA	2007	102	5,249,124	18,609,876	81,627	5,249,124	18,691,503	23,940,627	(1,887,319)	22,053,308	—
777 Sixth	New York, NY (G)	2002	294	65,352,706	65,747,294	1,095,560	65,352,706	66,842,854	132,195,560	(16,931,741)	115,263,819	—
801 Brannan	San Francisco, CA	(F)	—	42,367,171	3,280,863	—	42,367,171	3,280,863	45,648,034	—	45,648,034	—
88 Hillside	Daly City, CA (G)	2011	95	7,786,800	31,587,325	1,295,347	7,786,800	32,882,672	40,669,472	(3,123,822)	37,545,650	—
Abington Glen	Abington, MA	1968	90	553,105	3,697,396	2,493,689	553,105	6,191,085	6,744,190	(3,841,681)	2,902,509	—
Agoura Hills	Agoura Hills, CA	1985	178	16,700,000	30,344,413	118,825	16,700,000	30,463,238	47,163,238	(2,804,190)	44,359,048	—
Alban Towers	Washington, D.C.	1934	229	18,900,000	90,351,467	116,906	18,900,000	90,468,373	109,368,373	(6,685,386)	102,682,987	—
Arbor Terrace	Sunnyvale, CA	1979	175	9,057,300	18,483,642	2,487,094	9,057,300	20,970,736	30,028,036	(11,579,687)	18,448,349	—
Arboretum (MA)	Canton, MA	1989	156	4,685,900	10,992,751	2,600,866	4,685,900	13,593,617	18,279,517	(7,595,468)	10,684,049	—
Arden Villas	Orlando, FL	1999	336	5,500,000	28,600,796	3,810,685	5,500,000	32,411,481	37,911,481	(11,965,280)	25,946,201	—
Artisan on Second	Los Angeles, CA	2008	118	8,000,400	36,074,600	168,636	8,000,400	36,243,236	44,243,636	(4,986,340)	39,257,296	—
Ashton, The	Corona Hills, CA	1986	492	2,594,264	33,042,398	6,733,646	2,594,264	39,776,044	42,370,308	(23,448,187)	18,922,121	—
Auvers Village	Orlando, FL	1991	480	3,808,823	29,322,243	7,105,642	3,808,823	36,427,885	40,236,708	(20,581,844)	19,654,864	—
Avenue Two	Redwood City, CA	1972	123	7,995,000	18,005,000	956,348	7,995,000	18,961,348	26,956,348	(2,387,293)	24,569,055	—
Azure (fka Mission Bay-Block 13)	San Francisco, CA	(F)	—	32,855,115	33,412,715	—	32,855,115	33,412,715	66,267,830	—	66,267,830	—
Ball Park Lofts	Denver, CO (G)	2003	354	5,481,556	51,658,741	4,340,240	5,481,556	55,998,981	61,480,537	(19,343,578)	42,136,959	—
Barrington Place	Oviedo, FL	1998	233	6,990,000	15,740,825	2,889,445	6,990,000	18,630,270	25,620,270	(8,520,785)	17,099,485	—
Bay Hill	Long Beach, CA	2002	160	7,600,000	27,437,239	913,982	7,600,000	28,351,221	35,951,221	(10,003,163)	25,948,058	—
Beatrice, The	New York, NY	2010	302	114,351,405	165,648,595	124,512	114,351,405	165,773,107	280,124,512	(17,146,544)	262,977,968	—
Bella Terra I	Mukilteo, WA (G)	2002	235	5,686,861	26,070,540	942,474	5,686,861	27,013,014	32,699,875	(10,029,556)	22,670,319	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	2000	1	63,158	248,929	(5,320)	63,158	243,609	306,767	—	306,767	—
Belle Fontaine	Marina Del Ray, CA	2003	102	9,098,808	28,701,192	162,958	9,098,808	28,864,150	37,962,958	(3,227,931)	34,735,027	—
Bellevue	Bellevue, WA (G)	1998	191	15,100,000	42,169,280	761,135	15,100,000	42,930,415	58,030,415	(2,840,690)	55,189,725	—
Berkeley Land	Berkeley, CA	(F)	—	13,908,910	5,082,581	—	13,908,910	5,082,581	18,991,491	—	18,991,491	—
Boston Common	Boston, MA (G)	2006	420	106,100,000	167,711,384	190,386	106,100,000	167,901,770	274,001,770	(13,060,243)	260,941,527	—
Bradford Apartments	Newington, CT	1964	64	401,091	2,681,210	813,895	401,091	3,495,105	3,896,196	(1,738,035)	2,158,161	—
Briar Knoll Apts	Vernon, CT	1986	150	928,972	6,209,988	1,655,316	928,972	7,865,304	8,794,276	(4,017,041)	4,777,235	—
Briarwood (CA)	Sunnyvale, CA	1985	192	9,991,500	22,247,278	2,873,885	9,991,500	25,121,163	35,112,663	(12,928,298)	22,184,365	—
Bridford Lakes II	Greensboro, NC	(F)	—	1,100,564	792,508	—	1,100,564	792,508	1,893,072	—	1,893,072	—
Brooklyn Heights	Brooklyn, NY (G)	2000	193	32,400,000	93,317,261	79,289	32,400,000	93,396,550	125,796,550	(6,989,848)	118,806,702	—
Brooklyner (fka 111 Lawrence)	Brooklyn, NY (G)	2010	490	40,099,922	221,435,831	375,977	40,099,922	221,811,808	261,911,730	(23,147,254)	238,764,476	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/13
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/13 (B)	Encumbrances
Brookside (CO)	Boulder, CO	1993	144	3,600,400	10,211,159	2,563,906	3,600,400	12,775,065	16,375,465	(6,711,041)	9,664,424	—
Cambridge Park	Cambridge, MA (G)	2002	312	31,200,000	106,752,364	739,806	31,200,000	107,492,170	138,692,170	(7,705,656)	130,986,514	—
Carlyle Mill	Alexandria, VA	2002	317	10,000,000	51,367,913	4,358,788	10,000,000	55,726,701	65,726,701	(21,654,122)	44,072,579	—
Cascade	Seattle, WA	(F)	—	12,198,278	4,063,175	—	12,198,278	4,063,175	16,261,453	—	16,261,453	—
Cascade II	Seattle, WA	(F)	—	11,553,286	2,711,440	—	11,553,286	2,711,440	14,264,726	—	14,264,726	—
Centennial (fka Centennial Court & Centennial Tower)	Seattle, WA (G)	1991/2001	408	9,700,000	70,080,378	5,479,205	9,700,000	75,559,583	85,259,583	(24,644,073)	60,615,510	—
Centre Club	Ontario, CA	1994	312	5,616,000	23,485,891	3,045,795	5,616,000	26,531,686	32,147,686	(12,919,164)	19,228,522	—
Centre Club II	Ontario, CA	2002	100	1,820,000	9,528,898	689,904	1,820,000	10,218,802	12,038,802	(4,327,441)	7,711,361	—
Cierra Crest	Denver, CO	1996	480	4,803,100	34,894,898	5,106,249	4,803,100	40,001,147	44,804,247	(22,917,727)	21,886,520	—
Cleo, The	Los Angeles, CA	1989	92	6,615,467	14,829,335	3,750,349	6,615,467	18,579,684	25,195,151	(6,566,783)	18,628,368	—
Coconut Palm Club	Coconut Creek, FL	1992	301	3,001,700	17,678,928	3,775,228	3,001,700	21,454,156	24,455,856	(11,971,663)	12,484,193	—
Courthouse Plaza	Arlington, VA (G)	1990	396	—	87,821,045	1,017,095	—	88,838,140	88,838,140	(7,919,119)	80,919,021	—
Cove at Boynton Beach I	Boynton Beach, FL	1996	252	12,600,000	31,469,651	4,284,433	12,600,000	35,754,084	48,354,084	(13,936,676)	34,417,408	—
Cove at Boynton Beach II	Boynton Beach, FL	1998	296	14,800,000	37,874,719	—	14,800,000	37,874,719	52,674,719	(13,512,371)	39,162,348	—
Creekside (San Mateo)	San Mateo, CA	1985	192	9,606,600	21,193,232	3,381,227	9,606,600	24,574,459	34,181,059	(12,799,939)	21,381,120	—
Cronins Landing	Waltham, MA (G)	1998	281	32,300,000	85,723,236	203,018	32,300,000	85,926,254	118,226,254	(6,736,216)	111,490,038	—
Crowntree Lakes	Orlando, FL	2008	352	12,009,630	44,407,977	394,460	12,009,630	44,802,437	56,812,067	(10,871,421)	45,940,646	—
Crystal Place	Arlington, VA	1986	181	17,200,000	48,253,858	132,258	17,200,000	48,386,116	65,586,116	(3,700,423)	61,885,693	—
Cupertino	Cupertino, CA	1998	311	40,400,000	96,638,206	128,241	40,400,000	96,766,447	137,166,447	(7,012,730)	130,153,717	—
Cypress Lake at Waterford	Orlando, FL	2001	316	7,000,000	27,654,816	2,156,145	7,000,000	29,810,961	36,810,961	(11,172,993)	25,637,968	—
Dartmouth Woods	Lakewood, CO	1990	201	1,609,800	10,832,754	2,301,254	1,609,800	13,134,008	14,743,808	(7,965,913)	6,777,895	—
Dean Estates	Taunton, MA	1984	58	498,080	3,329,560	759,777	498,080	4,089,337	4,587,417	(2,124,869)	2,462,548	—
Deerwood (Corona)	Corona, CA	1992	316	4,742,200	20,272,892	4,232,556	4,742,200	24,505,448	29,247,648	(14,569,786)	14,677,862	—
Del Mar Heights	San Diego, CA	1986	168	15,100,000	41,147,185	141,192	15,100,000	41,288,377	56,388,377	(3,080,440)	53,307,937	—
DuPont Circle	Washington, D.C. (G)	1961	120	13,500,000	27,120,388	244,693	13,500,000	27,365,081	40,865,081	(2,700,714)	38,164,367	—
Eagle Canyon	Chino Hills, CA	1985	252	1,808,900	16,274,361	7,191,652	1,808,900	23,466,013	25,274,913	(14,038,267)	11,236,646	—
Edgemont at Bethesda Metro	Bethesda, MD	1989	122	13,092,552	43,907,448	261,029	13,092,552	44,168,477	57,261,029	(5,082,748)	52,178,281	—
Emerald Park	Dublin, CA	2000	324	25,900,000	84,551,331	128,390	25,900,000	84,679,721	110,579,721	(6,337,254)	104,242,467	—
Emerson Place	Boston, MA (G)	1962	444	14,855,000	57,566,636	16,265,605	14,855,000	73,832,241	88,687,241	(44,668,129)	44,019,112	—
Emeryville	Emeryville, CA	1994	261	12,300,000	61,845,626	419,601	12,300,000	62,265,227	74,565,227	(4,686,215)	69,879,012	—
Encinitas	Encinitas, CA (G)	2002	120	12,000,000	29,419,415	82,422	12,000,000	29,501,837	41,501,837	(2,385,500)	39,116,337	—
Enclave at Waterways	Deerfield Beach, FL	1998	300	15,000,000	33,194,576	1,855,969	15,000,000	35,050,545	50,050,545	(12,392,429)	37,658,116	—
Enclave at Winston Park	Coconut Creek, FL	1995	278	5,560,000	19,939,324	4,248,969	5,560,000	24,188,293	29,748,293	(10,417,597)	19,330,696	—
Encore at Sherman Oaks, The	Sherman Oaks, CA	1988	174	8,700,000	25,446,003	684,532	8,700,000	26,130,535	34,830,535	(3,889,921)	30,940,614	—
Estates at Wellington Green	Wellington, FL	2003	400	20,000,000	64,790,850	2,259,739	20,000,000	67,050,589	87,050,589	(22,638,702)	64,411,887	—
Eye Street	Washington, D.C.	(F)	—	11,771,446	6,095,393	—	11,771,446	6,095,393	17,866,839	—	17,866,839	—
Fox Hill Apartments	Enfield, CT	1974	168	1,129,018	7,547,256	1,859,467	1,129,018	9,406,723	10,535,741	(4,655,719)	5,880,022	—
Fremont Center	Fremont, CA (G)	2002	322	25,800,000	79,290,493	240,019	25,800,000	79,530,512	105,330,512	(5,413,886)	99,916,626	—
Gables Grand Plaza	Coral Gables, FL (G)	1998	195	—	44,601,000	7,018,667	—	51,619,667	51,619,667	(18,748,222)	32,871,445	—
Gallery, The	Hermosa Beach, CA	1971	169	18,144,000	46,567,941	2,098,129	18,144,000	48,666,070	66,810,070	(14,889,140)	51,920,930	—
Gatehouse at Pine Lake	Pembroke Pines, FL	1990	296	1,896,600	17,070,795	6,124,047	1,896,600	23,194,842	25,091,442	(13,330,823)	11,760,619	—
Gatehouse on the Green	Plantation, FL	1990	312	2,228,200	20,056,270	7,677,923	2,228,200	27,734,193	29,962,393	(16,357,389)	13,605,004	—
Gates of Redmond	Redmond, WA	1979	180	2,306,100	12,064,015	4,903,326	2,306,100	16,967,341	19,273,441	(9,870,573)	9,402,868	—
Geary Court Yard	San Francisco, CA	1990	164	1,722,400	15,471,429	2,672,731	1,722,400	18,144,160	19,866,560	(10,311,127)	9,555,433	—
Glen Meadow	Franklin, MA	1971	288	2,339,330	16,133,588	3,870,079	2,339,330	20,003,667	22,342,997	(10,599,550)	11,743,447	—
Glendale	Glendale, CA	1988	264	—	68,325,277	267,514	—	68,592,791	68,592,791	(4,938,308)	63,654,483	—
Governors Green	Bowie, MD	1999	478	19,845,000	73,335,916	1,157,259	19,845,000	74,493,175	94,338,175	(20,664,462)	73,673,713	—
Greenfield Village	Rocky Hill , CT	1965	151	911,534	6,093,418	723,069	911,534	6,816,487	7,728,021	(3,383,217)	4,344,804	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/13
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/13 (B)	Encumbrances
Greenwood Park	Centennial, CO	1994	291	4,365,000	38,372,440	1,900,765	4,365,000	40,273,205	44,638,205	(11,821,792)	32,816,413	—
Greenwood Plaza	Centennial, CO	1996	266	3,990,000	35,846,708	2,296,465	3,990,000	38,143,173	42,133,173	(11,411,269)	30,721,904	—
Hacienda	Pleasanton, CA	2000	540	43,200,000	129,637,659	203,048	43,200,000	129,840,707	173,040,707	(10,178,767)	162,861,940	—
Hamilton Villas	Beverly Hills, CA	1990	35	7,772,000	16,864,269	1,372,560	7,772,000	18,236,829	26,008,829	(4,434,046)	21,574,783	—
Hammocks Place	Miami, FL	1986	296	319,180	12,513,467	4,353,249	319,180	16,866,716	17,185,896	(11,895,336)	5,290,560	—
Hampshire Place	Los Angeles, CA	1989	259	10,806,000	30,335,330	3,107,298	10,806,000	33,442,628	44,248,628	(11,716,751)	32,531,877	—
Harbor Steps	Seattle, WA (G)	2000	758	59,390,179	158,829,432	12,492,799	59,390,179	171,322,231	230,712,410	(53,500,328)	177,212,082	—
Heritage Ridge	Lynwood, WA	1999	197	6,895,000	18,983,597	750,513	6,895,000	19,734,110	26,629,110	(7,407,674)	19,221,436	—
Heron Pointe	Boynton Beach, FL	1989	192	1,546,700	7,774,676	2,385,724	1,546,700	10,160,400	11,707,100	(6,263,951)	5,443,149	—
High Meadow	Ellington, CT	1975	100	583,679	3,901,774	1,148,051	583,679	5,049,825	5,633,504	(2,437,167)	3,196,337	—
Highland Glen	Westwood, MA	1979	180	2,229,095	16,828,153	2,709,281	2,229,095	19,537,434	21,766,529	(9,457,763)	12,308,766	—
Highland Glen II	Westwood, MA	2007	102	—	19,875,857	144,851	—	20,020,708	20,020,708	(5,078,255)	14,942,453	—
Highlands at Cherry Hill	Cherry Hills, NJ	2002	170	6,800,000	21,459,108	804,080	6,800,000	22,263,188	29,063,188	(7,214,459)	21,848,729	—
Highlands at South Plainfield	South Plainfield, NJ	2000	252	10,080,000	37,526,912	929,736	10,080,000	38,456,648	48,536,648	(11,862,100)	36,674,548	—
Hikari	Los Angeles, CA (G)	2007	128	9,435,760	32,564,240	153,706	9,435,760	32,717,946	42,153,706	(4,101,964)	38,051,742	—
Hudson Crossing	New York, NY (G)	2003	259	23,420,000	69,977,699	1,630,936	23,420,000	71,608,635	95,028,635	(23,456,649)	71,571,986	—
Hudson Pointe	Jersey City, NJ	2003	182	5,350,000	41,114,074	2,100,163	5,350,000	43,214,237	48,564,237	(15,065,373)	33,498,864	—
Hunt Club II	Charlotte, NC	(F)	—	100,000	—	—	100,000	—	100,000	—	100,000	—
Huntington Park	Everett, WA	1991	381	1,597,500	14,367,864	4,786,996	1,597,500	19,154,860	20,752,360	(13,271,353)	7,481,007	—
Jia (fka Chinatown Gateway)	Los Angeles, CA (G)	(F)	—	14,791,831	71,969,127	—	14,791,831	71,969,127	86,760,958	—	86,760,958	—
Kendall Square	Cambridge, MA	1998	186	23,300,000	78,968,911	579,275	23,300,000	79,548,186	102,848,186	(5,491,559)	97,356,627	—
Kenwood Mews	Burbank, CA	1991	141	14,100,000	24,662,883	2,620,056	14,100,000	27,282,939	41,382,939	(8,366,151)	33,016,788	—
Kings Colony (FL)	Miami, FL	1986	480	19,200,000	48,379,586	4,274,318	19,200,000	52,653,904	71,853,904	(18,372,874)	53,481,030	—
Lake Buena Vista Combined	Orlando, FL	2000/2002	672	23,520,000	75,068,206	4,640,640	23,520,000	79,708,846	103,228,846	(25,931,634)	77,297,212	—
Landings at Pembroke Lakes	Pembroke Pines, FL	1989	358	17,900,000	24,460,989	5,339,378	17,900,000	29,800,367	47,700,367	(11,826,369)	35,873,998	—
Landings at Port Imperial	W. New York, NJ	1999	276	27,246,045	37,741,050	7,207,921	27,246,045	44,948,971	72,195,016	(21,242,906)	50,952,110	—
Legacy at Highlands Ranch	Highlands Ranch, CO	1999	422	6,330,000	37,557,013	2,438,295	6,330,000	39,995,308	46,325,308	(14,087,855)	32,237,453	—
Lincoln Heights	Quincy, MA	1991	336	5,928,400	33,595,262	11,206,707	5,928,400	44,801,969	50,730,369	(25,653,015)	25,077,354	—
Lofts 590	Arlington, VA	2005	212	20,100,000	68,361,638	44,726	20,100,000	68,406,364	88,506,364	(4,729,574)	83,776,790	—
Longacre House	New York, NY (G)	2000	293	73,170,045	53,962,510	1,179,807	73,170,045	55,142,317	128,312,362	(14,874,367)	113,437,995	—
Longfellow Place	Boston, MA (G)	1975	710	53,164,160	185,928,608	77,215,801	53,164,160	263,144,409	316,308,569	(131,267,364)	185,041,205	—
Mantena	New York, NY (G)	2012	98	22,346,513	61,501,158	168,161	22,346,513	61,669,319	84,015,832	(4,731,391)	79,284,441	—
Marina Del Rey	Marina Del Rey, CA	1973	623	—	169,967,439	1,355,945	—	171,323,384	171,323,384	(14,625,920)	156,697,464	—
Marquessa	Corona Hills, CA	1992	336	6,888,500	21,604,584	3,037,350	6,888,500	24,641,934	31,530,434	(14,418,836)	17,111,598	—
Martine, The	Bellevue, WA	1984	67	3,200,000	9,616,264	2,722,147	3,200,000	12,338,411	15,538,411	(4,098,923)	11,439,488	—
Milano Lofts	Los Angeles, CA (G)	1925/2006	99	8,125,216	27,378,784	268,483	8,125,216	27,647,267	35,772,483	(2,394,637)	33,377,846	—
Millikan	Irvine, CA	(F)	—	10,743,027	6,214,141	—	10,743,027	6,214,141	16,957,168	—	16,957,168	—
Mission Verde, LLC	San Jose, CA	1986	108	5,190,700	9,679,109	3,349,695	5,190,700	13,028,804	18,219,504	(7,779,026)	10,440,478	—
Mosaic at Largo Station	Hyattsville, MD	2008	242	4,120,800	42,477,297	490,649	4,120,800	42,967,946	47,088,746	(9,970,232)	37,118,514	—
Mountain View	Mountain View, CA	1965	180	27,000,000	33,338,325	164,351	27,000,000	33,502,676	60,502,676	(3,080,868)	57,421,808	—
Mozaic at Union Station	Los Angeles, CA	2007	272	8,500,000	52,529,446	1,325,352	8,500,000	53,854,798	62,354,798	(14,841,048)	47,513,750	—
Murray Hill	New York, NY (G)	1974	270	75,800,000	103,623,712	579,164	75,800,000	104,202,876	180,002,876	(10,741,983)	169,260,893	—
Northglen	Valencia, CA	1988	234	9,360,000	20,778,553	1,969,605	9,360,000	22,748,158	32,108,158	(10,747,805)	21,360,353	—
Northlake (MD)	Germantown, MD	1985	304	15,000,000	23,142,302	10,244,672	15,000,000	33,386,974	48,386,974	(15,031,335)	33,355,639	—
Northridge	Pleasant Hill, CA	1974	221	5,527,800	14,691,705	9,851,592	5,527,800	24,543,297	30,071,097	(13,695,958)	16,375,139	—
Oak Mill I	Germantown, MD	1984	208	10,000,000	13,155,522	7,562,822	10,000,000	20,718,344	30,718,344	(9,644,381)	21,073,963	—
Oak Park North	Agoura Hills, CA	1990	220	1,706,900	15,362,666	4,040,864	1,706,900	19,403,530	21,110,430	(11,981,703)	9,128,727	—
Oak Park South	Agoura Hills, CA	1989	224	1,683,800	15,154,608	4,089,342	1,683,800	19,243,950	20,927,750	(11,943,140)	8,984,610	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/13
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/13 (B)	Encumbrances
Oaks at Falls Church	Falls Church, VA	1966	176	20,240,000	20,152,616	3,779,190	20,240,000	23,931,806	44,171,806	(8,672,588)	35,499,218	—
Oakwood Boston	Boston, MA (G)	1901	94	22,200,000	28,934,606	102,228	22,200,000	29,036,834	51,236,834	(1,901,519)	49,335,315	—
Oakwood Crystal City	Arlington, VA	1987	162	15,400,000	35,735,963	63,451	15,400,000	35,799,414	51,199,414	(2,172,022)	49,027,392	—
Oakwood Marina Del Rey	Marina Del Rey, CA	1969	597	—	121,554,078	597,665	—	122,151,743	122,151,743	(8,733,929)	113,417,814	—
Oasis at Delray Beach I	Delray Beach, FL	1999	196	5,900,000	25,310,444	298,806	5,900,000	25,609,250	31,509,250	(2,359,051)	29,150,199	—
Oasis at Delray Beach II	Delray Beach, FL	2013	128	3,840,000	17,490,066	1,190	3,840,000	17,491,256	21,331,256	—	21,331,256	—
Ocean Crest	Solana Beach, CA	1986	146	5,111,200	11,910,438	2,435,992	5,111,200	14,346,430	19,457,630	(8,131,799)	11,325,831	—
Ocean Walk	Key West, FL	1990	297	2,838,749	25,545,009	3,993,374	2,838,749	29,538,383	32,377,132	(16,842,336)	15,534,796	—
Olde Redmond Place	Redmond, WA	1986	192	4,807,100	14,126,038	4,373,660	4,807,100	18,499,698	23,306,798	(11,043,147)	12,263,651	—
One Henry Adams	San Francisco, CA	(F)	—	30,952,393	3,124,964	—	30,952,393	3,124,964	34,077,357	—	34,077,357	—
Orchard Ridge	Lynnwood, WA	1988	104	480,600	4,372,033	1,533,264	480,600	5,905,297	6,385,897	(3,964,230)	2,421,667	—
Palm Trace Landings	Davie, FL	1995	768	38,400,000	105,693,432	4,031,375	38,400,000	109,724,807	148,124,807	(36,189,802)	111,935,005	—
Parc 77	New York, NY (G)	1903	137	40,504,000	18,025,679	4,828,502	40,504,000	22,854,181	63,358,181	(8,404,862)	54,953,319	—
Parc Cameron	New York, NY (G)	1927	166	37,600,000	9,855,597	5,764,055	37,600,000	15,619,652	53,219,652	(7,133,172)	46,086,480	—
Parc Coliseum	New York, NY (G)	1910	177	52,654,000	23,045,751	7,619,769	52,654,000	30,665,520	83,319,520	(11,481,750)	71,837,770	—
Parc East Towers	New York, NY (G)	1977	324	102,163,000	108,989,402	6,956,519	102,163,000	115,945,921	218,108,921	(31,853,462)	186,255,459	—
Park at Turtle Run, The	Coral Springs, FL	2001	257	15,420,000	36,064,629	1,229,572	15,420,000	37,294,201	52,714,201	(13,204,540)	39,509,661	—
Park Connecticut	Washington, D.C.	2000	142	13,700,000	59,460,861	93,329	13,700,000	59,554,190	73,254,190	(3,914,535)	69,339,655	—
Park West (CA)	Los Angeles, CA	1987/1990	444	3,033,500	27,302,383	7,330,685	3,033,500	34,633,068	37,666,568	(21,889,796)	15,776,772	—
Parkfield	Denver, CO	2000	476	8,330,000	28,667,618	3,057,365	8,330,000	31,724,983	40,054,983	(14,820,148)	25,234,835	—
Parkside	Union City, CA	1979	208	6,246,700	11,827,453	3,833,813	6,246,700	15,661,266	21,907,966	(9,486,679)	12,421,287	—
Pegasus	Los Angeles, CA (G)	1949/2003	322	18,094,052	81,905,948	2,015,760	18,094,052	83,921,708	102,015,760	(12,457,511)	89,558,249	—
Pentagon City	Arlington, VA (G)	1990	298	28,300,000	79,387,601	145,906	28,300,000	79,533,507	107,833,507	(6,012,255)	101,821,252	—
Phillips Park	Wellesley, MA	1988	49	816,922	5,460,955	1,038,416	816,922	6,499,371	7,316,293	(3,280,138)	4,036,155	—
Playa Del Rey	Playa Del Rey, CA	2004	354	60,900,000	90,085,898	407,504	60,900,000	90,493,402	151,393,402	(7,145,468)	144,247,934	—
Playa Pacifica	Hermosa Beach, CA	1972	285	35,100,000	33,473,822	8,011,904	35,100,000	41,485,726	76,585,726	(16,371,788)	60,213,938	—
Portofino	Chino Hills, CA	1989	176	3,572,400	14,660,994	3,352,092	3,572,400	18,013,086	21,585,486	(9,926,077)	11,659,409	—
Portofino (Val)	Valencia, CA	1989	216	8,640,000	21,487,126	2,646,783	8,640,000	24,133,909	32,773,909	(11,529,488)	21,244,421	—
Portside Towers	Jersey City, NJ (G)	1992-1997	527	22,487,006	96,842,913	18,435,833	22,487,006	115,278,746	137,765,752	(61,617,346)	76,148,406	—
Potrero	San Francisco, CA	(F)	—	40,830,011	2,683,265	—	40,830,011	2,683,265	43,513,276	—	43,513,276	—
Preserve at Deer Creek	Deerfield Beach, FL	1997	540	13,500,000	60,011,208	9,643,309	13,500,000	69,654,517	83,154,517	(24,599,996)	58,554,521	—
Prime, The	Arlington, VA	2002	256	32,000,000	64,436,539	965,087	32,000,000	65,401,626	97,401,626	(19,038,929)	78,362,697	—
Promenade at Aventura	Aventura, FL	1995	296	13,320,000	30,353,748	6,552,908	13,320,000	36,906,656	50,226,656	(16,970,116)	33,256,540	—
Promenade at Town Center I	Valencia, CA	2001	294	14,700,000	35,390,279	2,206,279	14,700,000	37,596,558	52,296,558	(14,095,067)	38,201,491	—
Promenade at Town Center II	Valencia, CA	2001	270	13,500,000	34,405,636	1,985,501	13,500,000	36,391,137	49,891,137	(13,530,181)	36,360,956	—
Promenade at Wyndham Lakes	Coral Springs, FL	1998	332	6,640,000	26,743,760	5,005,200	6,640,000	31,748,960	38,388,960	(14,987,283)	23,401,677	—
Promenade Terrace	Corona, CA	1990	330	2,272,800	20,546,289	5,691,127	2,272,800	26,237,416	28,510,216	(16,670,485)	11,839,731	—
Quarry Hills	Quincy, MA	2006	316	26,900,000	84,983,599	140,458	26,900,000	85,124,057	112,024,057	(6,865,171)	105,158,886	—
Red 160 (fka Redmond Way)	Redmond , WA (G)	2011	250	15,546,376	65,320,010	504,378	15,546,376	65,824,388	81,370,764	(6,551,308)	74,819,456	—
Red Road Commons	Miami, FL (G)	2009	404	27,383,547	99,656,440	1,497,545	27,383,547	101,153,985	128,537,532	(14,269,702)	114,267,830	—
Redmond Court	Bellevue, WA	1977	206	10,300,000	33,713,933	294,313	10,300,000	34,008,246	44,308,246	(2,592,517)	41,715,729	—
Regency Palms	Huntington Beach, CA	1969	310	1,857,400	16,713,254	5,247,158	1,857,400	21,960,412	23,817,812	(14,160,070)	9,657,742	—
Renaissance Villas	Berkeley, CA (G)	1998	34	2,458,000	4,542,000	105,946	2,458,000	4,647,946	7,105,946	(1,193,952)	5,911,994	—
Reserve at Ashley Lake	Boynton Beach, FL	1990	440	3,520,400	23,332,494	6,605,628	3,520,400	29,938,122	33,458,522	(17,387,775)	16,070,747	—
Reserve at Town Center II (WA)	Mill Creek, WA	2009	100	4,310,417	17,165,142	64,229	4,310,417	17,229,371	21,539,788	(2,513,872)	19,025,916	—
Reserve at Town Center III	Mill Creek, WA	(F)	—	2,089,388	16,339,822	—	2,089,388	16,339,822	18,429,210	—	18,429,210	—
Residences at Bayview	Pompano Beach, FL (G)	2004	225	5,783,545	39,334,455	894,691	5,783,545	40,229,146	46,012,691	(7,182,488)	38,830,203	—
Residences at Westgate I (fka Westgate II)	Pasadena, CA	(F)	—	17,859,785	83,708,925	—	17,859,785	83,708,925	101,568,710	—	101,568,710	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/13
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/13 (B)	Encumbrances
Residences at Westgate II (fka Westgate III)	Pasadena, CA	(F)	—	12,118,061	19,127,918	—	12,118,061	19,127,918	31,245,979	—	31,245,979	—
Reunion at Redmond Ridge (fka Redmond Ridge)	Redmond, WA	2008	321	6,975,705	46,175,001	224,446	6,975,705	46,399,447	53,375,152	(9,881,175)	43,493,977	—
Rianna I	Seattle, WA (G)	2000	78	2,268,160	14,864,482	266,542	2,268,160	15,131,024	17,399,184	(3,207,605)	14,191,579	—
Ridgewood Village I&II	San Diego, CA	1997	408	11,809,500	34,004,048	4,287,842	11,809,500	38,291,890	50,101,390	(18,480,854)	31,620,536	—
Rincon Hill	San Francisco, CA	(F)	—	42,000,000	7,574,181	—	42,000,000	7,574,181	49,574,181	—	49,574,181	—
Riva Terra I	Redwood City, CA	1986	304	34,963,355	85,202,482	628,146	34,963,355	85,830,628	120,793,983	(6,684,339)	114,109,644	—
Riva Terra II	Redwood City, CA	1986	149	17,136,645	40,832,170	650,300	17,136,645	41,482,470	58,619,115	(3,089,614)	55,529,501	—
River Tower	New York, NY (G)	1982	323	118,669,441	98,880,559	4,123,564	118,669,441	103,004,123	221,673,564	(24,034,599)	197,638,965	—
Riverpark	Redmond, WA (G)	2009	319	14,355,000	80,894,049	129,922	14,355,000	81,023,971	95,378,971	(8,357,613)	87,021,358	—
Rivers Bend (CT)	Windsor, CT	1973	373	3,325,517	22,573,826	3,026,927	3,325,517	25,600,753	28,926,270	(12,625,301)	16,300,969	—
Riverview Condominiums	Norwalk, CT	1991	92	2,300,000	7,406,730	2,346,640	2,300,000	9,753,370	12,053,370	(5,182,720)	6,870,650	—
Rolling Green (Amherst)	Amherst, MA	1970	204	1,340,702	8,962,317	3,899,396	1,340,702	12,861,713	14,202,415	(7,180,118)	7,022,297	—
Rolling Green (Milford)	Milford, MA	1970	304	2,012,350	13,452,150	5,371,687	2,012,350	18,823,837	20,836,187	(9,832,847)	11,003,340	—
Rosecliff II	Quincy, MA	2005	130	4,922,840	30,202,160	376,039	4,922,840	30,578,199	35,501,039	(3,928,769)	31,572,270	—
Rosslyn	Arlington, VA (G)	2003	314	31,400,000	109,727,825	67,784	31,400,000	109,795,609	141,195,609	(7,664,303)	133,531,306	—
Sabal Palm at Lake Buena Vista	Orlando, FL	1988	400	2,800,000	23,687,893	6,932,172	2,800,000	30,620,065	33,420,065	(16,048,657)	17,371,408	—
Sabal Pointe	Coral Springs, FL	1995	275	1,951,600	17,570,508	6,418,274	1,951,600	23,988,782	25,940,382	(14,670,174)	11,270,208	—
Sage	Everett, WA	2002	123	2,500,000	12,021,256	567,364	2,500,000	12,588,620	15,088,620	(4,281,852)	10,806,768	—
Sakura Crossing	Los Angeles, CA (G)	2009	230	14,641,990	42,858,010	280,897	14,641,990	43,138,907	57,780,897	(6,186,384)	51,594,513	—
Sausalito	Sausalito, CA	1978	198	26,000,000	28,714,965	169,663	26,000,000	28,884,628	54,884,628	(3,138,534)	51,746,094	—
Savoy at Dayton Station I & II (fka Savoy I)	Aurora, CO	2001	444	5,450,295	38,765,670	3,156,829	5,450,295	41,922,499	47,372,794	(15,725,082)	31,647,712	—
Savoy at Dayton Station III (fka Savoy III)	Aurora, CO	2012	168	659,165	21,271,331	59,151	659,165	21,330,482	21,989,647	(1,512,605)	20,477,042	—
Scarborough Square	Rockville, MD	1967	121	1,815,000	7,608,126	2,828,563	1,815,000	10,436,689	12,251,689	(6,175,785)	6,075,904	—
Seventh & James	Seattle, WA	1992	96	663,800	5,974,803	3,562,306	663,800	9,537,109	10,200,909	(5,910,718)	4,290,191	—
Shadow Creek	Winter Springs, FL	2000	280	6,000,000	21,719,768	2,122,402	6,000,000	23,842,170	29,842,170	(9,008,244)	20,833,926	—
Sheffield Court	Arlington, VA	1986	597	3,342,381	31,337,332	12,888,683	3,342,381	44,226,015	47,568,396	(27,676,964)	19,891,432	—
Sheridan Lake Club	Dania Beach, FL	2001	240	12,000,000	23,170,580	1,772,157	12,000,000	24,942,737	36,942,737	(8,564,889)	28,377,848	—
Sheridan Ocean Club combined	Dania Beach, FL	1991	648	18,313,414	47,091,594	17,044,266	18,313,414	64,135,860	82,449,274	(30,116,438)	52,332,836	—
Skycrest	Valencia, CA	1999	264	10,560,000	25,574,457	2,239,072	10,560,000	27,813,529	38,373,529	(13,059,276)	25,314,253	—
Skylark	Union City, CA	1986	174	1,781,600	16,731,916	1,914,660	1,781,600	18,646,576	20,428,176	(10,171,464)	10,256,712	—
Skyline Terrace	Burlingame, CA	1967 & 1987	138	16,836,000	35,414,000	3,846,309	16,836,000	39,260,309	56,096,309	(6,410,921)	49,685,388	—
Skyline Towers	Falls Church, VA (G)	1971	939	78,278,200	91,485,591	30,593,973	78,278,200	122,079,564	200,357,764	(49,094,497)	151,263,267	—
Sonterra at Foothill Ranch	Foothill Ranch, CA	1997	300	7,503,400	24,048,507	1,897,617	7,503,400	25,946,124	33,449,524	(14,258,820)	19,190,704	—
South San Francisco	San Francisco, CA (G)	2007	360	68,900,000	80,240,812	413,552	68,900,000	80,654,364	149,554,364	(7,124,507)	142,429,857	—
Southwood	Palo Alto, CA	1985	100	6,936,600	14,324,069	2,992,190	6,936,600	17,316,259	24,252,859	(9,441,621)	14,811,238	—
Springbrook Estates	Riverside, CA	(F)	—	18,200,000	—	—	18,200,000	—	18,200,000	—	18,200,000	—
St. Andrews at Winston Park	Coconut Creek, FL	1997	284	5,680,000	19,812,090	4,291,946	5,680,000	24,104,036	29,784,036	(10,414,453)	19,369,583	—
Summerset Village II	Chatsworth, CA	(F)	—	260,646	—	—	260,646	—	260,646	—	260,646	—
Summit & Birch Hill	Farmington, CT	1967	186	1,757,438	11,748,112	3,297,807	1,757,438	15,045,919	16,803,357	(7,782,721)	9,020,636	—
Summit at Lake Union	Seattle, WA	1995 -1997	150	1,424,700	12,852,461	4,247,599	1,424,700	17,100,060	18,524,760	(9,836,580)	8,688,180	—
Tallman	Seattle, WA	(F)	—	16,807,519	6,589,411	—	16,807,519	6,589,411	23,396,930	—	23,396,930	—
Tasman (fka Vista Montana - Residential)	San Jose, CA	(F)	—	27,679,638	21,699,903	—	27,679,638	21,699,903	49,379,541	—	49,379,541	—
Ten23 (fka 500 West 23rd Street)	New York, NY (G)	2011	111	—	58,794,517	84,180	—	58,878,697	58,878,697	(3,920,806)	54,957,891	—
Terraces, The	San Francisco, CA (G)	1975	117	14,087,610	16,314,151	602,473	14,087,610	16,916,624	31,004,234	(2,524,529)	28,479,705	—
Third Square	Cambridge, MA (G)	2008/2009	471	26,767,171	218,770,581	2,768,015	26,767,171	221,538,596	248,305,767	(39,901,393)	208,404,374	—
Tortuga Bay	Orlando, FL	2004	314	6,280,000	32,121,779	1,291,995	6,280,000	33,413,774	39,693,774	(11,379,630)	28,314,144	—
Town Center South Commercial Tract	St. Charles, MD	(F)	—	1,500,000	3,896	—	1,500,000	3,896	1,503,896	—	1,503,896	—
Town Square at Mark Center Phase II	Alexandria, VA	2001	272	15,568,464	55,029,607	493,433	15,568,464	55,523,040	71,091,504	(10,475,335)	60,616,169	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/13
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/13 (B)	Encumbrances
Trump Place, 140 Riverside	New York, NY (G)	2003	354	103,539,100	94,082,725	3,132,394	103,539,100	97,215,119	200,754,219	(30,036,069)	170,718,150	—
Trump Place, 160 Riverside	New York, NY (G)	2001	455	139,933,500	190,964,745	8,737,813	139,933,500	199,702,558	339,636,058	(59,965,660)	279,670,398	—
Trump Place, 180 Riverside	New York, NY (G)	1998	516	144,968,250	138,346,681	7,605,676	144,968,250	145,952,357	290,920,607	(45,759,852)	245,160,755	—
Urbana (fka Market Street Landing)	Seattle, WA (G)	(F)	—	12,542,418	64,979,196	—	12,542,418	64,979,196	77,521,614	—	77,521,614	—
Uwajimaya Village	Seattle, WA	2002	176	8,800,000	22,188,288	394,029	8,800,000	22,582,317	31,382,317	(7,993,609)	23,388,708	—
Vantage Pointe	San Diego, CA (G)	2009	679	9,403,960	190,596,040	4,923,730	9,403,960	195,519,770	204,923,730	(28,370,366)	176,553,364	—
Veloce	Redmond, WA (G)	2009	322	15,322,724	76,176,594	55,022	15,322,724	76,231,616	91,554,340	(4,774,971)	86,779,369	—
Veridian (fka Silver Spring)	Silver Spring, MD (G)	2009	457	18,539,817	130,407,365	840,456	18,539,817	131,247,821	149,787,638	(20,852,761)	128,934,877	—
Villa Solana	Laguna Hills, CA	1984	272	1,665,100	14,985,678	8,837,465	1,665,100	23,823,143	25,488,243	(15,391,905)	10,096,338	—
Village at Bear Creek	Lakewood, CO	1987	472	4,519,700	40,676,390	5,372,025	4,519,700	46,048,415	50,568,115	(26,558,906)	24,009,209	—
Village at Howard Hughes, The	Los Angeles, CA	(F)	—	79,175,802	7,944,921	—	79,175,802	7,944,921	87,120,723	—	87,120,723	—
Virginia Square	Arlington, VA (G)	2002	231	—	86,431,862	782,084	—	87,213,946	87,213,946	(5,921,143)	81,292,803	—
Vista Del Lago	Mission Viejo, CA	1986-1988	608	4,525,800	40,736,293	15,232,854	4,525,800	55,969,147	60,494,947	(37,059,350)	23,435,597	—
Walden Park	Cambridge, MA	1966	232	12,448,888	52,044,448	2,469,745	12,448,888	54,514,193	66,963,081	(7,696,848)	59,266,233	—
Waterford Place (CO)	Thornton, CO	1998	336	5,040,000	29,946,419	1,737,955	5,040,000	31,684,374	36,724,374	(12,866,707)	23,857,667	—
Watertown Square	Watertown, MA (G)	2005	134	16,800,000	34,335,683	47,280	16,800,000	34,382,963	51,182,963	(2,762,709)	48,420,254	—
Webster Green	Needham, MA	1985	77	1,418,893	9,485,006	1,182,355	1,418,893	10,667,361	12,086,254	(5,110,126)	6,976,128	—
Welleby Lake Club	Sunrise, FL	1991	304	3,648,000	17,620,879	5,771,885	3,648,000	23,392,764	27,040,764	(12,645,731)	14,395,033	—
West 96th	New York, NY (G)	1987	207	84,800,000	67,824,685	556,573	84,800,000	68,381,258	153,181,258	(8,307,241)	144,874,017	—
West End Apartments (fka Emerson place/ CRP II)	Boston, MA (G)	2008	310	469,546	163,123,022	660,903	469,546	163,783,925	164,253,471	(33,407,167)	130,846,304	—
West Seattle	Seattle, WA	(F)	—	11,726,305	6,992,695	—	11,726,305	6,992,695	18,719,000	—	18,719,000	—
Westchester at Pavilions	Waldorf, MD (G)	2009	491	11,900,000	90,134,491	225,033	11,900,000	90,359,524	102,259,524	(5,417,460)	96,842,064	—
Westchester at Rockville	Rockville, MD	2009	192	10,600,000	44,416,692	113,249	10,600,000	44,529,941	55,129,941	(3,504,357)	51,625,584	—
Westmont	New York, NY (G)	1986	163	64,900,000	61,792,095	212,358	64,900,000	62,004,453	126,904,453	(6,001,580)	120,902,873	—
Westside	Los Angeles, CA	2004	204	34,200,000	57,431,465	363,066	34,200,000	57,794,531	91,994,531	(4,346,093)	87,648,438	—
Westside Villas I	Los Angeles, CA	1999	21	1,785,000	3,233,254	305,913	1,785,000	3,539,167	5,324,167	(1,688,575)	3,635,592	—
Westside Villas II	Los Angeles, CA	1999	23	1,955,000	3,541,435	194,242	1,955,000	3,735,677	5,690,677	(1,714,567)	3,976,110	—
Westside Villas III	Los Angeles, CA	1999	36	3,060,000	5,538,871	288,802	3,060,000	5,827,673	8,887,673	(2,668,163)	6,219,510	—
Westside Villas IV	Los Angeles, CA	1999	36	3,060,000	5,539,390	297,249	3,060,000	5,836,639	8,896,639	(2,674,400)	6,222,239	—
Westside Villas V	Los Angeles, CA	1999	60	5,100,000	9,224,485	510,334	5,100,000	9,734,819	14,834,819	(4,470,041)	10,364,778	—
Westside Villas VI	Los Angeles, CA	1989	18	1,530,000	3,023,523	274,577	1,530,000	3,298,100	4,828,100	(1,547,728)	3,280,372	—
Westside Villas VII	Los Angeles, CA	2001	53	4,505,000	10,758,900	486,606	4,505,000	11,245,506	15,750,506	(4,563,900)	11,186,606	—
Westwood Glen	Westwood, MA	1972	156	1,616,505	10,806,004	2,100,152	1,616,505	12,906,156	14,522,661	(6,122,453)	8,400,208	—
Windridge (CA)	Laguna Niguel, CA	1989	344	2,662,900	23,985,497	8,186,273	2,662,900	32,171,770	34,834,670	(20,278,246)	14,556,424	—
Winston, The (FL)	Pembroke Pines, FL	2001/2003	464	18,561,000	49,527,569	2,587,408	18,561,000	52,114,977	70,675,977	(16,723,548)	53,952,429	—
Wood Creek (CA)	Pleasant Hill, CA	1987	256	9,729,900	23,009,768	6,379,038	9,729,900	29,388,806	39,118,706	(16,514,665)	22,604,041	—
Woodbridge (CT)	Newington, CT	1968	73	498,377	3,331,548	1,162,730	498,377	4,494,278	4,992,655	(2,242,801)	2,749,854	—
Woodlake (WA)	Kirkland, WA	1984	288	6,631,400	16,735,484	3,227,436	6,631,400	19,962,920	26,594,320	(11,285,522)	15,308,798	—
Woodland Park	East Palo Alto, CA (G)	1953	1,811	72,627,418	57,608,771	6,957,995	72,627,418	64,566,766	137,194,184	(18,860,924)	118,333,260	—
Management Business	Chicago, IL	(D)	—	—	—	97,861,963	—	97,861,963	97,861,963	(74,865,128)	22,996,835	—
Operating Partnership	Chicago, IL	(F)	—	—	680,439	—	—	680,439	680,439	—	680,439	—
Wholly Owned Unencumbered			67,220	4,699,200,739	11,787,198,737	900,502,358	4,699,200,739	12,687,701,095	17,386,901,834	(3,177,396,618)	14,209,505,216	—
Wholly Owned Encumbered:
101 West End	New York, NY (G)	2000	506	190,600,000	133,101,447	561,190	190,600,000	133,662,637	324,262,637	(15,552,330)	308,710,307	103,482,569
1401 Joyce on Pentagon Row	Arlington, VA	2004	326	9,780,000	89,668,165	469,955	9,780,000	90,138,120	99,918,120	(18,835,680)	81,082,440	57,428,472
2501 Porter	Washington, D.C.	1988	202	13,000,000	75,723,794	580,537	13,000,000	76,304,331	89,304,331	(5,005,664)	84,298,667	(L)
4701 Willard Ave	Chevy Chase, MD (G)	1966	513	76,921,130	153,947,682	6,804,185	76,921,130	160,751,867	237,672,997	(17,490,985)	220,182,012	101,492,308
55 West Fifth I & II (fka Townhouse Plaza and Gardens)	San Mateo, CA	1964/1972	241	21,041,710	71,931,323	4,270,861	21,041,710	76,202,184	97,243,894	(6,417,972)	90,825,922	29,964,633

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/13
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/13 (B)	Encumbrances
929 House	Cambridge, MA (G)	1975	127	3,252,993	21,745,595	5,251,116	3,252,993	26,996,711	30,249,704	(12,478,794)	17,770,910	2,135,579
Academy Village	North Hollywood, CA	1989	248	25,000,000	23,593,194	6,920,021	25,000,000	30,513,215	55,513,215	(12,789,197)	42,724,018	20,000,000
Acappella	Pasadena, CA	2002	143	5,839,548	29,360,452	336,928	5,839,548	29,697,380	35,536,928	(5,125,356)	30,411,572	20,122,719
Acton Courtyard	Berkeley, CA (G)	2003	71	5,550,000	15,785,509	159,258	5,550,000	15,944,767	21,494,767	(4,558,047)	16,936,720	9,920,000
Alborada	Fremont, CA	1999	442	24,310,000	59,214,129	2,849,892	24,310,000	62,064,021	86,374,021	(29,612,754)	56,761,267	(I)
Arches, The	Sunnyvale, CA	1974	410	26,650,000	62,850,000	696,941	26,650,000	63,546,941	90,196,941	(9,829,040)	80,367,901	(J)
Artech Building	Berkeley, CA (G)	2002	21	1,642,000	9,152,518	114,811	1,642,000	9,267,329	10,909,329	(2,421,777)	8,487,552	3,200,000
Artisan Square	Northridge, CA	2002	140	7,000,000	20,537,359	977,155	7,000,000	21,514,514	28,514,514	(8,466,816)	20,047,698	22,779,715
Avanti	Anaheim, CA	1987	162	12,960,000	18,497,683	1,248,387	12,960,000	19,746,070	32,706,070	(6,504,421)	26,201,649	18,169,458
Avenir	Boston, MA (G)	2009	241	—	115,095,512	94,558	—	115,190,070	115,190,070	(8,460,359)	106,729,711	95,993,276
Bachenheimer Building	Berkeley, CA (G)	2004	44	3,439,000	13,866,379	115,944	3,439,000	13,982,323	17,421,323	(3,775,179)	13,646,144	8,585,000
Bella Vista I, II, III Combined	Woodland Hills, CA	2003-2007	579	31,682,754	121,095,786	2,565,629	31,682,754	123,661,415	155,344,169	(36,751,609)	118,592,560	58,055,099
Berkeleyan	Berkeley, CA (G)	1998	56	4,377,000	16,022,110	305,173	4,377,000	16,327,283	20,704,283	(4,544,908)	16,159,375	8,290,000
Breakwater at Marina Del Rey	Marina Del Rey, CA	1964-1969	224	—	72,690,403	49,738	—	72,740,141	72,740,141	(5,675,272)	67,064,869	27,000,000
Broadway	Santa Monica, CA (G)	2001	101	12,600,000	34,635,854	128,778	12,600,000	34,764,632	47,364,632	(2,310,263)	45,054,369	(L)
Calvert Woodley	Washington, D.C.	1962	136	12,600,000	43,815,169	110,763	12,600,000	43,925,932	56,525,932	(3,478,526)	53,047,406	(L)
Camargue	New York, NY (G)	1976	261	79,400,000	79,936,285	238,142	79,400,000	80,174,427	159,574,427	(8,175,241)	151,399,186	(L)
Canterbury	Germantown, MD	1986	544	2,781,300	32,942,531	14,871,303	2,781,300	47,813,834	50,595,134	(31,347,905)	19,247,229	31,680,000
Carmel Terrace	San Diego, CA	1988-1989	384	2,288,300	20,596,281	10,356,205	2,288,300	30,952,486	33,240,786	(21,171,170)	12,069,616	(J)
Chelsea	New York, NY (G)	2003	266	59,900,000	156,987,648	54,996	59,900,000	157,042,644	216,942,644	(11,425,444)	205,517,200	75,818,310
Chelsea Square	Redmond, WA	1991	113	3,397,100	9,289,074	1,706,006	3,397,100	10,995,080	14,392,180	(5,903,575)	8,488,605	9,270,000
Church Corner	Cambridge, MA (G)	1987	85	5,220,000	16,744,643	1,561,158	5,220,000	18,305,801	23,525,801	(6,372,695)	17,153,106	12,000,000
Citrus Suites	Santa Monica, CA	1978	70	9,000,000	17,083,391	34,231	9,000,000	17,117,622	26,117,622	(1,246,430)	24,871,192	(L)
City Pointe	Fullerton, CA (G)	2004	183	6,863,792	36,476,208	654,735	6,863,792	37,130,943	43,994,735	(7,526,423)	36,468,312	22,016,556
CityView at Longwood	Boston, MA (G)	1970	295	14,704,898	79,195,102	8,167,305	14,704,898	87,362,407	102,067,305	(13,768,517)	88,298,788	24,709,587
Clarendon, The	Arlington, VA (G)	2005	292	30,400,340	103,824,660	1,754,620	30,400,340	105,579,280	135,979,620	(14,363,043)	121,616,577	43,026,348
Cleveland House	Washington, D.C.	1953	214	18,300,000	66,826,715	171,023	18,300,000	66,997,738	85,297,738	(4,962,013)	80,335,725	(L)
Colorado Pointe	Denver, CO	2006	193	5,790,000	28,815,607	552,283	5,790,000	29,367,890	35,157,890	(9,575,767)	25,582,123	(J)
Columbia Crossing	Arlington, VA	1991	247	23,500,000	53,437,514	547,130	23,500,000	53,984,644	77,484,644	(4,430,068)	73,054,576	(L)
Connecticut Heights	Washington, D.C.	1974	518	27,600,000	114,728,311	303,660	27,600,000	115,031,971	142,631,971	(8,350,350)	134,281,621	(K)
Copper Canyon	Highlands Ranch, CO	1999	222	1,442,212	16,251,114	1,604,884	1,442,212	17,855,998	19,298,210	(9,313,767)	9,984,443	(J)
Deerwood (SD)	San Diego, CA	1990	316	2,082,095	18,739,815	13,788,977	2,082,095	32,528,792	34,610,887	(22,264,629)	12,346,258	(J)
Del Mar Ridge	San Diego, CA	1998	181	7,801,824	36,948,176	3,033,539	7,801,824	39,981,715	47,783,539	(8,503,934)	39,279,605	23,789,381
East 39th	New York, NY (G)	2001	254	48,900,000	96,938,591	208,601	48,900,000	97,147,192	146,047,192	(7,978,821)	138,068,371	58,822,321
Estates at Tanglewood	Westminster, CO	2003	504	7,560,000	51,256,538	2,577,858	7,560,000	53,834,396	61,394,396	(18,061,981)	43,332,415	(I)
Fairchase	Fairfax, VA	2007	392	23,500,000	88,292,669	75,367	23,500,000	88,368,036	111,868,036	(6,417,469)	105,450,567	(L)
Fairfield	Stamford, CT (G)	1996	263	6,510,200	39,690,120	6,195,719	6,510,200	45,885,839	52,396,039	(25,583,560)	26,812,479	34,595,000
Fine Arts Building	Berkeley, CA (G)	2004	100	7,817,000	26,462,772	199,005	7,817,000	26,661,777	34,478,777	(7,380,682)	27,098,095	16,215,000
Flats at DuPont Circle	Washington, D.C.	1967	306	35,200,000	109,508,602	182,015	35,200,000	109,690,617	144,890,617	(7,612,197)	137,278,420	(L)
Gaia Building	Berkeley, CA (G)	2000	91	7,113,000	25,623,826	208,640	7,113,000	25,832,466	32,945,466	(7,139,073)	25,806,393	14,630,000
Gaithersburg Station	Gaithersburg, MD (G)	2013	389	17,500,000	74,677,374	37,618	17,500,000	74,714,992	92,214,992	(4,245,768)	87,969,224	99,939,735
Gateway at Malden Center	Malden, MA (G)	1988	203	9,209,780	25,722,666	9,753,016	9,209,780	35,475,682	44,685,462	(15,740,054)	28,945,408	14,970,000
Glo	Los Angeles, CA (G)	2008	201	16,047,022	48,650,963	221,243	16,047,022	48,872,206	64,919,228	(5,955,017)	58,964,211	31,789,016
Hathaway	Long Beach, CA	1987	385	2,512,500	22,611,912	7,390,659	2,512,500	30,002,571	32,515,071	(19,468,132)	13,046,939	46,517,800
Heights on Capitol Hill	Seattle, WA (G)	2006	104	5,425,000	21,138,028	181,923	5,425,000	21,319,951	26,744,951	(6,240,631)	20,504,320	28,180,585
Heritage at Stone Ridge	Burlington, MA	2005	180	10,800,000	31,808,335	909,763	10,800,000	32,718,098	43,518,098	(10,781,687)	32,736,411	27,235,117
Heronfield	Kirkland, WA	1990	202	9,245,000	27,017,749	1,544,319	9,245,000	28,562,068	37,807,068	(8,710,641)	29,096,427	(J)
Hoboken	Hoboken, NJ	2000	301	27,900,000	170,002,320	166,997	27,900,000	170,169,317	198,069,317	(10,444,060)	187,625,257	(K)

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/13
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/13 (B)	Encumbrances
Ivory Wood	Bothell, WA	2000	144	2,732,800	13,888,282	679,844	2,732,800	14,568,126	17,300,926	(5,337,998)	11,962,928	8,020,000
Kelvin Court (fka Alta Pacific)	Irvine, CA	2008	132	10,752,145	34,649,929	163,968	10,752,145	34,813,897	45,566,042	(7,190,325)	38,375,717	26,495,000
La Terrazza at Colma Station	Colma, CA (G)	2005	153	—	41,251,044	615,479	—	41,866,523	41,866,523	(11,499,213)	30,367,310	25,175,000
Laguna Clara	Santa Clara, CA	1972	264	13,642,420	29,707,475	4,094,793	13,642,420	33,802,268	47,444,688	(13,238,970)	34,205,718	(J)
Liberty Park	Brain Tree, MA	2000	202	5,977,504	26,749,111	2,759,086	5,977,504	29,508,197	35,485,701	(11,871,567)	23,614,134	24,980,280
Liberty Tower	Arlington, VA (G)	2008	235	16,382,822	83,817,078	858,516	16,382,822	84,675,594	101,058,416	(14,112,008)	86,946,408	47,439,130
Lindley	Encino, CA	2004	129	5,805,000	25,705,000	599,231	5,805,000	26,304,231	32,109,231	(4,053,076)	28,056,155	21,088,981
Longview Place	Waltham, MA	2004	348	20,880,000	90,255,509	3,174,207	20,880,000	93,429,716	114,309,716	(28,207,183)	86,102,533	60,073,423
Market Street Village	San Diego, CA	2006	229	13,740,000	40,757,301	884,586	13,740,000	41,641,887	55,381,887	(12,253,028)	43,128,859	(J)
Marks	Englewood, CO (G)	1987	616	4,928,500	44,622,314	11,262,819	4,928,500	55,885,133	60,813,633	(31,863,973)	28,949,660	19,195,000
Metro on First	Seattle, WA (G)	2002	102	8,540,000	12,209,981	415,057	8,540,000	12,625,038	21,165,038	(4,042,522)	17,122,516	22,843,410
Midtown 24	Plantation, FL (G)	2010	247	10,129,900	58,770,100	1,225,984	10,129,900	59,996,084	70,125,984	(8,339,616)	61,786,368	(J)
Mill Creek	Milpitas, CA	1991	516	12,858,693	57,168,503	3,728,226	12,858,693	60,896,729	73,755,422	(23,694,689)	50,060,733	69,312,259
Miramar Lakes	Miramar, FL	2003	344	17,200,000	51,487,235	2,023,326	17,200,000	53,510,561	70,710,561	(17,652,020)	53,058,541	(M)
Moda	Seattle, WA (G)	2009	251	12,649,228	36,842,012	687,636	12,649,228	37,529,648	50,178,876	(6,097,337)	44,081,539	(N)
Monte Viejo	Phoenix, AZ	2004	480	12,700,000	45,926,784	1,259,854	12,700,000	47,186,638	59,886,638	(17,013,895)	42,872,743	39,539,109
Montierra (CA)	San Diego, CA	1990	272	8,160,000	29,360,938	7,185,662	8,160,000	36,546,600	44,706,600	(18,654,006)	26,052,594	(J)
Mosaic at Metro	Hyattsville, MD	2008	260	—	59,580,898	318,502	—	59,899,400	59,899,400	(11,320,611)	48,578,789	43,807,598
New River Cove	Davie, FL	1999	316	15,800,000	46,142,895	1,517,594	15,800,000	47,660,489	63,460,489	(15,794,393)	47,666,096	(J)
North Pier at Harborside	Jersey City, NJ	2003	297	4,000,159	94,290,590	2,379,299	4,000,159	96,669,889	100,670,048	(32,540,349)	68,129,699	(I)
Northpark	Burlingame, CA	1972	510	38,607,000	77,477,449	10,317,077	38,607,000	87,794,526	126,401,526	(16,582,733)	109,818,793	64,865,644
Oak Mill II	Germantown, MD	1985	192	854,133	10,233,947	6,491,391	854,133	16,725,338	17,579,471	(10,918,229)	6,661,242	9,600,000
Oaks	Santa Clarita, CA	2000	520	23,400,000	61,020,438	3,457,727	23,400,000	64,478,165	87,878,165	(24,819,377)	63,058,788	38,268,889
Olympus Towers	Seattle, WA (G)	2000	328	14,752,034	73,335,425	3,951,724	14,752,034	77,287,149	92,039,183	(27,657,976)	64,381,207	49,875,780
Promenade	Santa Monica, CA (G)	1934/2001	58	9,000,000	14,079,234	25,302	9,000,000	14,104,536	23,104,536	(1,450,445)	21,654,091	(L)
Providence	Bothell, WA	2000	200	3,573,621	19,055,505	719,661	3,573,621	19,775,166	23,348,787	(7,384,385)	15,964,402	(I)
Reserve at Clarendon Centre, The	Arlington, VA (G)	2003	252	10,500,000	52,812,935	3,634,286	10,500,000	56,447,221	66,947,221	(20,344,998)	46,602,223	(J)
Reserve at Eisenhower, The	Alexandria, VA	2002	226	6,500,000	34,585,060	1,325,152	6,500,000	35,910,212	42,410,212	(13,939,522)	28,470,690	(J)
Reserve at Empire Lakes	Rancho Cucamonga, CA	2005	467	16,345,000	73,080,670	1,922,681	16,345,000	75,003,351	91,348,351	(23,271,791)	68,076,560	(I)
Reserve at Fairfax Corner	Fairfax, VA	2001	652	15,804,057	63,129,050	4,057,506	15,804,057	67,186,556	82,990,613	(27,294,907)	55,695,706	84,778,876
Reserve at Potomac Yard	Alexandria, VA	2002	588	11,918,917	68,862,641	5,233,629	11,918,917	74,096,270	86,015,187	(26,089,157)	59,926,030	66,470,000
Reserve at Town Center (WA)	Mill Creek, WA	2001	389	10,369,400	41,172,081	2,154,112	10,369,400	43,326,193	53,695,593	(15,561,433)	38,134,160	29,160,000
Rianna II	Seattle, WA (G)	2002	78	2,161,840	14,433,614	73,166	2,161,840	14,506,780	16,668,620	(3,061,770)	13,606,850	9,889,090
Rockingham Glen	West Roxbury, MA	1974	143	1,124,217	7,515,160	2,012,885	1,124,217	9,528,045	10,652,262	(4,830,794)	5,821,468	927,712
San Mateo	San Mateo, CA (G)	2001	575	71,900,000	213,372,253	662,020	71,900,000	214,034,273	285,934,273	(14,976,876)	270,957,397	(L)
Santa Clara	Santa Clara, CA	2000	450	—	124,542,070	239,471	—	124,781,541	124,781,541	(8,966,799)	115,814,742	(L)
Siena Terrace	Lake Forest, CA	1988	356	8,900,000	24,083,024	5,585,518	8,900,000	29,668,542	38,568,542	(14,937,859)	23,630,683	38,440,808
Skyview	Rancho Santa Margarita, CA	1999	260	3,380,000	21,952,863	2,131,723	3,380,000	24,084,586	27,464,586	(12,416,719)	15,047,867	30,889,928
South Market	San Francisco, CA (G)	1986	410	79,900,000	178,635,578	1,278,976	79,900,000	179,914,554	259,814,554	(13,042,186)	246,772,368	(L)
South Winds	Fall River, MA	1971	404	2,481,821	16,780,359	4,774,276	2,481,821	21,554,635	24,036,456	(11,230,606)	12,805,850	3,092,625
Stonegate (CO)	Broomfield, CO	2003	350	8,750,000	32,950,375	3,114,108	8,750,000	36,064,483	44,814,483	(12,690,883)	32,123,600	(I)
Stoney Ridge	Dale City, VA	1985	264	8,000,000	24,147,091	5,705,255	8,000,000	29,852,346	37,852,346	(11,944,034)	25,908,312	13,886,034
Summerset Village	Chatsworth, CA	1985	280	2,629,804	23,670,889	6,252,474	2,629,804	29,923,363	32,553,167	(17,328,409)	15,224,758	38,039,912
Talleyrand	Tarrytown, NY	1997-1998	300	12,000,000	49,838,160	4,046,367	12,000,000	53,884,527	65,884,527	(23,842,054)	42,042,473	35,000,000
Teresina	Chula Vista, CA	2000	440	28,600,000	61,916,670	2,255,817	28,600,000	64,172,487	92,772,487	(20,981,272)	71,791,215	41,956,105
Toscana	Irvine, CA	1991/1993	563	39,410,000	50,806,072	7,547,102	39,410,000	58,353,174	97,763,174	(28,234,404)	69,528,770	71,243,194
Touriel Building	Berkeley, CA (G)	2004	35	2,736,000	7,810,027	170,436	2,736,000	7,980,463	10,716,463	(2,276,033)	8,440,430	5,050,000
Town Square at Mark Center I (fka Millbrook I)	Alexandria, VA	1996	406	24,360,000	86,178,714	2,852,824	24,360,000	89,031,538	113,391,538	(28,837,370)	84,554,168	77,353,222

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013

Description				Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/13
Apartment Name	Location	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/13 (B)	Encumbrances
Uptown Square	Denver, CO (G)	1999/2001	696	17,492,000	100,696,541	3,261,624	17,492,000	103,958,165	121,450,165	(35,022,638)	86,427,527	99,190,116
Van Ness	Washington, D.C.	1970	625	56,300,000	142,204,077	1,315,370	56,300,000	143,519,447	199,819,447	(11,899,235)	187,920,212	(K)
Versailles	Woodland Hills, CA	1991	253	12,650,000	33,656,292	4,979,374	12,650,000	38,635,666	51,285,666	(15,459,664)	35,826,002	30,372,953
Versailles (K-Town)	Los Angeles, CA	2008	225	10,590,975	44,409,025	291,622	10,590,975	44,700,647	55,291,622	(8,870,160)	46,421,462	29,826,475
Victor on Venice	Los Angeles, CA (G)	2006	115	10,350,000	35,433,437	261,071	10,350,000	35,694,508	46,044,508	(10,004,367)	36,040,141	(J)
Vintage	Ontario, CA	2005-2007	300	7,059,230	47,677,762	367,174	7,059,230	48,044,936	55,104,166	(14,167,823)	40,936,343	33,000,000
Vista on Courthouse	Arlington, VA	2008	220	15,550,260	69,449,740	643,404	15,550,260	70,093,144	85,643,404	(13,517,115)	72,126,289	31,380,000
Water Park Towers	Arlington, VA	1989	362	34,400,000	109,218,415	1,853,467	34,400,000	111,071,882	145,471,882	(8,181,264)	137,290,618	(K)
West 54th	New York, NY (G)	2001	222	60,900,000	48,772,556	134,368	60,900,000	48,906,924	109,806,924	(5,718,712)	104,088,212	46,390,558
Westgate (fka Westgate I)	Pasadena, CA	2010	480	22,898,848	133,553,242	278,435	22,898,848	133,831,677	156,730,525	(13,887,631)	142,842,894	96,935,000
Woodleaf	Campbell, CA	1984	178	8,550,600	16,988,182	3,978,891	8,550,600	20,967,073	29,517,673	(10,546,255)	18,971,418	17,858,854
Wholly Owned Encumbered			32,101	1,935,536,426	6,183,275,205	279,055,895	1,935,536,426	6,462,331,100	8,397,867,526	(1,457,510,357)	6,940,357,169	2,703,534,549
Partially Owned Unencumbered:
2300 Elliott	Seattle, WA	1992	92	796,800	7,173,725	6,169,587	796,800	13,343,312	14,140,112	(9,199,580)	4,940,532	—
400 Park Avenue South (EQR)	New York, NY	(F)	—	76,292,169	96,230,632	—	76,292,169	96,230,632	172,522,801	—	172,522,801	—
400 Park Avenue South (Toll)	New York, NY	(F)	—	58,090,357	38,681,373	—	58,090,357	38,681,373	96,771,730	—	96,771,730	—
Canyon Ridge	San Diego, CA	1989	162	4,869,448	11,955,063	1,979,252	4,869,448	13,934,315	18,803,763	(8,130,970)	10,672,793	—
Country Oaks	Agoura Hills, CA	1985	256	6,105,000	29,561,865	3,477,905	6,105,000	33,039,770	39,144,770	(14,454,678)	24,690,092	—
East Palmetto Park	Boca Raton, FL	(F)	—	20,200,000	281,641	—	20,200,000	281,641	20,481,641	—	20,481,641	—
Fox Ridge	Englewood, CO	1984	300	2,490,000	17,522,114	4,304,324	2,490,000	21,826,438	24,316,438	(10,802,571)	13,513,867	—
Hudson Crossing II	New York, NY	(F)	—	5,000,000	—	—	5,000,000	—	5,000,000	—	5,000,000	—
Monterra in Mill Creek	Mill Creek, WA	2003	139	2,800,000	13,255,122	554,347	2,800,000	13,809,469	16,609,469	(4,616,186)	11,993,283	—
Park Aire	Wellington, FL	(F)	—	8,000,000	39,445,363	—	8,000,000	39,445,363	47,445,363	—	47,445,363	—
Strayhorse at Arrowhead Ranch	Glendale, AZ	1998	136	4,400,000	12,968,002	377,633	4,400,000	13,345,635	17,745,635	(4,432,500)	13,313,135	—
Ventura	Ventura, CA	2002	192	8,600,000	44,580,294	121,646	8,600,000	44,701,940	53,301,940	(3,355,103)	49,946,837	—
Wood Creek II (fka Willow Brook)	Pleasant Hill, CA	1985	228	5,055,000	38,388,672	3,585,226	5,055,000	41,973,898	47,028,898	(14,964,187)	32,064,711	—
Partially Owned Unencumbered			1,505	202,698,774	350,043,866	20,569,920	202,698,774	370,613,786	573,312,560	(69,955,775)	503,356,785	—
Partially Owned Encumbered:
Bellevue Meadows	Bellevue, WA	1983	180	4,507,100	12,574,814	4,287,572	4,507,100	16,862,386	21,369,486	(9,678,161)	11,691,325	16,538,000
Canyon Creek (CA)	San Ramon, CA	1984	268	5,425,000	18,812,120	6,335,761	5,425,000	25,147,881	30,572,881	(11,655,149)	18,917,732	28,200,000
Elliot Bay	Seattle, WA (G)	1992	147	7,600,000	36,066,728	424,904	7,600,000	36,491,632	44,091,632	(2,384,136)	41,707,496	(K)
Isle at Arrowhead Ranch	Glendale, AZ	1996	256	1,650,237	19,593,123	1,988,568	1,650,237	21,581,691	23,231,928	(12,232,711)	10,999,217	17,700,000
Lantern Cove	Foster City, CA	1985	232	6,945,000	23,064,976	5,303,293	6,945,000	28,368,269	35,313,269	(12,461,380)	22,851,889	36,455,000
Rosecliff	Quincy, MA	1990	156	5,460,000	15,721,570	2,387,533	5,460,000	18,109,103	23,569,103	(9,071,317)	14,497,786	17,400,000
Schooner Bay I	Foster City, CA	1985	168	5,345,000	20,390,618	4,467,622	5,345,000	24,858,240	30,203,240	(10,916,753)	19,286,487	28,870,000
Schooner Bay II	Foster City, CA	1985	144	4,550,000	18,064,764	4,093,294	4,550,000	22,158,058	26,708,058	(9,848,801)	16,859,257	26,175,000
Surrey Downs	Bellevue, WA	1986	122	3,057,100	7,848,618	2,309,004	3,057,100	10,157,622	13,214,722	(5,582,575)	7,632,147	9,829,000
Virgil Square	Los Angeles, CA	1979	142	5,500,000	15,216,613	1,659,199	5,500,000	16,875,812	22,375,812	(5,932,912)	16,442,900	9,900,000
Wisconsin Place	Chevy Chase, MD	2009	432	—	172,089,355	126,994	—	172,216,349	172,216,349	(13,082,677)	159,133,672	143,605,310
Partially Owned Encumbered			2,247	50,039,437	359,443,299	33,383,744	50,039,437	392,827,043	442,866,480	(102,846,572)	340,019,908	334,672,310
Portfolio/Entity Encumbrances (1)												2,135,958,561
Total Consolidated Investment in Real Estate			103,073	$6,887,475,376	$18,679,961,107	$1,233,511,917	$6,887,475,376	$19,913,473,024	$26,800,948,400	$(4,807,709,322)	$21,993,239,078	$5,174,165,420

(1)	See attached Encumbrances Reconciliation

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2013
NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $1,214,220,221 as of December 31, 2013.

(B)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2013 was approximately $15.2 billion.

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

(E)	Primarily represents capital expenditures for major maintenance and replacements incurred subsequent to each property’s acquisition date.

(F)	Represents land and/or construction-in-progress on projects either held for future development or projects currently under development.

(G)	A portion or all of these properties includes commercial space (retail, parking and/or office space).

(H)	Total properties and units exclude four unconsolidated properties containing 1,669 apartment units and two Military Housing properties containing 5,113 units.

(I)	through (L) See Encumbrances Reconciliation schedule.

(M)	Boot property for Freddie Mac mortgage pool.

(N)	Boot Property for Bond Partnership mortgage pool.

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

Exhibit		Description	Location
3.1		Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to Equity Residential’s Form 10-K for the year ended December 31, 2004.
3.2		Seventh Amended and Restated Bylaws of Equity Residential, effective as of December 14, 2010.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on December 14, 2010.
3.3		Sixth Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership dated as of March 12, 2009.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 12, 2009, filed on March 18, 2009.
4.1		Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to ERP Operating Limited Partnership’s Form S-3 filed on October 7, 1994.
4.2		First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.
4.3		Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.
4.4		Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.
4.5		Fourth Supplemental Indenture to Indenture, dated as of December 12, 2011.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.
4.6		Form of 5.25% Note due September 15, 2014.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.
4.7		Terms Agreement regarding 6.63% (subsequently remarketed to a 6.584% fixed rate) Notes due April 13, 2015.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on April 13, 1998.
4.8		Terms Agreement regarding 5.125% Notes due March 15, 2016.	Included as Exhibit 1.1 to ERP Operating Limited Partnership’s Form 8-K, filed on September 13, 2005.
4.9		Form of 5.375% Note due August 1, 2016.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated January 11, 2006, filed on January 18, 2006.
4.10		Form of 5.75% Note due June 15, 2017.	Included as Exhibit 4.3 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.
4.11		Terms Agreement regarding 71/8% Notes due October 15, 2017.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on October 9, 1997.
4.12		Form of 4.75% Note due July 15, 2020.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated July 12, 2010, filed on July 15, 2010.
4.13		Form of 4.625% Note due December 15, 2021.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.
4.14		Form of 3.00% Note due April 15, 2023.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated April 3, 2013, filed on April 8, 2013.
4.15		Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on August 13, 1996.
10.1	*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.
10.2	*	Noncompetition Agreement (Spector).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.
10.3	*	Form of Noncompetition Agreement (other officers).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.

Exhibit	Description	Location
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
Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated January 11, 2013, filed January 15, 2013.
10.10	Guaranty of Payment made as of January 11, 2013 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Term Loan Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated January 11, 2013, filed January 15, 2013.
10.11	Master Credit Facility Agreement, dated February 27, 2013, by and among Federal National Mortgage Association and ASN Santa Monica LLC, et al.	Included as Exhibit 10.7 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.12	Amended and Restated Fixed Loan Note (Collateral Pool 3), dated February 27, 2013, executed by ASN Santa Monica LLC, et al. in favor of Federal National Mortgage Association.	Included as Exhibit 10.8 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.13	Amended and Restated Fixed Loan Note (Collateral Pool 4), dated February 27, 2013, executed by Archstone Playa Del Rey LLC, et al. in favor of Federal National Mortgage Association.	Included as Exhibit 10.9 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

Exhibit		Description	Location
10.14		Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential's Form 10-K for the year ended December 31, 1999.
10.15	*	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 16, 2011, filed on June 22, 2011.
10.16	*	First Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.
10.17	*	Second Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.
10.18	*	Equity Residential Second Restated 2002 Share Incentive Plan dated December 10, 2008.	Included as Exhibit 10.15 to Equity Residential's Form 10-K for the year ended December 31, 2008.
10.19	*	First Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2010.
10.20	*	Second Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2011.
10.21	*	Third Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.
10.22	*	Fourth Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.
10.23	*	Equity Residential Amended and Restated 1993 Share Option and Share Award Plan.	Included as Exhibit 10.11 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.24	*	First Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2003.
10.25	*	Second Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.20 to Equity Residential's Form 10-K for the year ended December 31, 2006.
10.26	*	Third Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2007.
10.27	*	Fourth Amendment to Equity Residential 1993 Share Option and Share Award Plan.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2008.
10.28	*	Fifth Amendment to Equity Residential 1993 Share Option and Share Award Plan dated December 10, 2008.	Included as Exhibit 10.21 to Equity Residential's Form 10-K for the year ended December 31, 2008.
10.29	*	Form of Change in Control Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.30	*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2009.
10.31	*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2003.
10.32	*	Form of Letter Agreement between Equity Residential and each of David J. Neithercut, Frederick C. Tuomi, Alan W. George and Bruce C. Strohm.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2008.
10.33	*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential's Form 10-K for the year ended December 31, 2006.
10.34	*	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.35	*	Amended and Restated Deferred Compensation Agreement between the Company and Gerald A. Spector dated January 1, 2002.	Included as Exhibit 10.17 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.36	*	Change in Control Agreement dated as of March 13, 2009 by and between Equity Residential and Mark J. Parrell, Executive Vice President and Chief Financial Officer.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 12, 2009, filed on March 18, 2009.
10.37	*	Separation Agreement, dated August 28, 2012, by and between Equity Residential and Frederick C. Tuomi.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2012.

Exhibit		Description	Location
10.38	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2012.	Included as Exhibit 10.31 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2011.
10.39	*	Amendment to the Equity Residential Supplemental Executive Retirement Plan.	Included as Exhibit 10.34 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2012.
10.40	*	Second Amendment to the Equity Residential Supplemental Executive Retirement Plan.	Attached herein.
10.41	*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2008.
10.42		Second Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.43		Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and BNY Mellon Capital Markets, LLC.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.44		Second Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and J.P. Morgan Securities LLC.	Included as Exhibit 1.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.45		Second Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and Morgan Stanley & Co. LLC.	Included as Exhibit 1.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.46		Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and Scotia Capital (USA) Inc.	Included as Exhibit 1.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.47
Asset Purchase Agreement, dated November 26, 2012, by and among ERP Operating Limited Partnership, Equity Residential, AvalonBay Communities, Inc., Lehman Brothers Holding Inc. and Archstone Enterprise LP.
Included as Exhibit 2.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on November 26, 2012.
10.48		Real Estate Sale Agreement, dated as of January 3, 2013 (executed January 4, 2013), by and among certain subsidiaries of ERP Operating Limited Partnership and GSG Residential Portfolio LLC.	Included as Exhibit 2.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated January 4, 2013, filed January 7, 2013.
10.49
Registration Rights Agreement, dated February 27, 2013, by and between Equity Residential, Archstone Enterprise LP (which subsequently changed its name to Jupiter Enterprise LP) and Lehman Brothers Holdings Inc.
Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.50
Shareholders Agreement, dated February 27, 2013, by and among Equity Residential, Archstone Enterprise LP (which subsequently changed its name to Jupiter Enterprise LP) and Lehman Brothers Holdings Inc.
Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.51		Archstone Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.52		Archstone Parallel Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.53		Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement.	Included as Exhibit 10.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.54		Legacy Holdings JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.6 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

Exhibit	Description	Location
12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.
21	List of Subsidiaries of Equity Residential and ERP Operating Limited Partnership.	Attached herein.
23.1	Consent of Ernst & Young LLP - Equity Residential.	Attached herein.
23.2	Consent of Ernst & Young LLP - ERP Operating Limited Partnership.	Attached herein.
24	Power of Attorney.	See the signature page to this report.
31.1	Equity Residential - Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.
31.2	Equity Residential - Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.
31.3	ERP Operating Limited Partnership - Certification of David J. Neithercut, Chief Executive Officer of Registrant's General Partner.	Attached herein.
31.4	ERP Operating Limited Partnership - Certification of Mark J. Parrell, Chief Financial Officer of Registrant's General Partner.	Attached herein.
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
Attached herein.
101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statements of changes in equity (Equity Residential), (v) consolidated statements of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.

*Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.