Form 10-Q
period 2014-03-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2014-05-08
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2014

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
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on May 2, 2014 was 361,203,075.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2014 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of March 31, 2014 owned an approximate 96.2% ownership interest in, ERPOP. The remaining 3.8% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Investment in real estate
Land	$6,281,124	$6,192,512
Depreciable property	19,623,472	19,226,047
Projects under development	865,177	988,867
Land held for development	295,357	393,522
Investment in real estate	27,065,130	26,800,948
Accumulated depreciation	(4,992,877)	(4,807,709)
Investment in real estate, net	22,072,253	21,993,239
Cash and cash equivalents	37,209	53,534
Investments in unconsolidated entities	205,068	178,526
Deposits – restricted	91,081	103,567
Escrow deposits – mortgage	43,995	42,636
Deferred financing costs, net	55,754	58,486
Other assets	384,271	404,557
Total assets	$22,889,631	$22,834,545

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$5,167,626	$5,174,166
Notes, net	5,477,656	5,477,088
Lines of credit	298,000	115,000
Accounts payable and accrued expenses	161,838	118,791
Accrued interest payable	78,140	78,309
Other liabilities	321,043	347,748
Security deposits	72,735	71,592
Distributions payable	187,759	243,511
Total liabilities	11,764,797	11,626,205

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	405,276	363,144
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value;
100,000,000 shares authorized; 1,000,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013	50,000	50,000
Common Shares of beneficial interest, $0.01 par value;
1,000,000,000 shares authorized; 361,148,189 shares issued and outstanding as of March 31, 2014 and 360,479,260 shares issued and outstanding as of December 31, 2013	3,611	3,605
Paid in capital	8,541,046	8,561,500
Retained earnings	1,944,798	2,047,258
Accumulated other comprehensive (loss)	(162,894)	(155,162)
Total shareholders’ equity	10,376,561	10,507,201
Noncontrolling Interests:
Operating Partnership	215,339	211,412
Partially Owned Properties	127,658	126,583
Total Noncontrolling Interests	342,997	337,995
Total equity	10,719,558	10,845,196
Total liabilities and equity	$22,889,631	$22,834,545

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per share data)
(Unaudited)

	Quarter Ended March 31,
	2014	2013
REVENUES
Rental income	$630,725	$502,562
Fee and asset management	2,717	2,160
Total revenues	633,442	504,722

EXPENSES
Property and maintenance	125,573	98,529
Real estate taxes and insurance	82,094	65,095
Property management	22,118	22,489
Fee and asset management	1,662	1,646
Depreciation	185,167	196,222
General and administrative	17,576	16,495
Total expenses	434,190	400,476

Operating income	199,252	104,246

Interest and other income	605	320
Other expenses	(657)	(21,719)
Interest:
Expense incurred, net	(113,049)	(194,467)
Amortization of deferred financing costs	(2,792)	(6,948)
Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net (loss) on sales of land parcels and discontinued operations	83,359	(118,568)
Income and other tax (expense) benefit	(222)	(405)
(Loss) from investments in unconsolidated entities	(1,409)	(46,366)
Net (loss) on sales of land parcels	(30)	—
Income (loss) from continuing operations	81,698	(165,339)
Discontinued operations, net	1,034	1,226,373
Net income	82,732	1,061,034
Net (income) attributable to Noncontrolling Interests:
Operating Partnership	(3,093)	(43,323)
Partially Owned Properties	(504)	(25)
Net income attributable to controlling interests	79,135	1,017,686
Preferred distributions	(1,036)	(1,036)
Net income available to Common Shares	$78,099	$1,016,650

Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$0.21	$(0.47)
Net income available to Common Shares	$0.22	$3.01
Weighted average Common Shares outstanding	360,470	337,532

Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$0.21	$(0.47)
Net income available to Common Shares	$0.22	$3.01
Weighted average Common Shares outstanding	376,384	337,532

Distributions declared per Common Share outstanding	$0.50	$0.40

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Quarter Ended March 31,
	2014	2013
Comprehensive income:
Net income	$82,732	$1,061,034
Other comprehensive (loss) income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the period	(11,952)	2,814
Losses reclassified into earnings from other comprehensive income	4,129	8,272
Other comprehensive income – other instruments:
Unrealized holding gains arising during the period	—	427
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the period	91	(873)
Other comprehensive (loss) income	(7,732)	10,640
Comprehensive income	75,000	1,071,674
Comprehensive (income) attributable to Noncontrolling Interests	(3,302)	(43,774)
Comprehensive income attributable to controlling interests	$71,698	$1,027,900

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,732	$1,061,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	185,167	220,038
Amortization of deferred financing costs	2,792	7,176
Amortization of above/below market leases	829	292
Amortization of discounts and premiums on debt	(2,938)	(7,071)
Amortization of deferred settlements on derivative instruments	3,996	8,139
Write-off of pursuit costs	452	2,533
Loss from investments in unconsolidated entities	1,409	46,366
Distributions from unconsolidated entities – return on capital	914	257
Net loss on sales of land parcels	30	—
Net (gain) on sales of discontinued operations	(71)	(1,198,922)
Unrealized (gain) on derivative instruments	(3)	—
Compensation paid with Company Common Shares	12,981	10,236
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(418)	1,733
Decrease in mortgage deposits	375	1,651
Decrease in other assets	18,613	15,220
Increase in accounts payable and accrued expenses	55,263	47,498
(Decrease) increase in accrued interest payable	(169)	1,039
(Decrease) in other liabilities	(26,194)	(18,437)
Increase (decrease) in security deposits	1,143	(5,268)
Net cash provided by operating activities	336,903	193,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	—	(4,000,643)
Investment in real estate – acquisitions	(148,535)	—
Investment in real estate – development/other	(122,340)	(65,232)
Improvements to real estate	(32,191)	(26,599)
Additions to non-real estate property	(159)	(1,942)
Interest capitalized for real estate and unconsolidated entities under development	(12,792)	(8,413)
Proceeds from disposition of real estate, net	—	2,955,398
Investments in unconsolidated entities	(6,254)	(283)
Distributions from unconsolidated entities – return of capital	7,680	—
Decrease in deposits on real estate acquisitions and investments, net	12,904	101,668
(Increase) decrease in mortgage deposits	(91)	4,473
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,501)	—
Net cash (used for) investing activities	(304,279)	(1,041,573)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(60)	$(13,869)
Mortgage deposits	(1,643)	(632)
Mortgage notes payable:
Lump sum payoffs	—	(584,020)
Scheduled principal repayments	(3,034)	(3,244)
Notes, net:
Proceeds	—	750,000
Lines of credit:
Proceeds	1,751,000	5,850,000
Repayments	(1,568,000)	(5,455,000)
Proceeds from Employee Share Purchase Plan (ESPP)	1,741	1,763
Proceeds from exercise of options	15,785	7,174
Common Shares repurchased and retired	(1,777)	—
Payment of offering costs	—	(406)
Contributions – Noncontrolling Interests – Partially Owned Properties	5,684	3,299
Contributions – Noncontrolling Interests – Operating Partnership	3	3
Distributions:
Common Shares	(234,282)	(249,330)
Preferred Shares	(1,036)	—
Noncontrolling Interests – Operating Partnership	(9,217)	(10,837)
Noncontrolling Interests – Partially Owned Properties	(4,113)	(3,345)
Net cash (used for) provided by financing activities	(48,949)	291,556
Net (decrease) in cash and cash equivalents	(16,325)	(556,503)
Cash and cash equivalents, beginning of period	53,534	612,590
Cash and cash equivalents, end of period	$37,209	$56,087

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2014	2013
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$112,152	$182,356
Net cash paid for income and other taxes	$596	$483
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(1)
Deferred financing costs, net	$2,792	$7,177
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(3,506)	$(7,557)
Notes, net	$568	$486
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(133)	$(133)
Accumulated other comprehensive income	$4,129	$8,272
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$472	$42,213
Other liabilities	$937	$4,153
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$862	$257
Other liabilities	$52	$—
Unrealized (gain) on derivative instruments:
Other assets	$7,279	$1,471
Notes, net	$—	$(1,471)
Other liabilities	$4,670	$(2,814)
Accumulated other comprehensive income	$(11,952)	$2,814
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$39,929	$(8,707,967)
Investments in unconsolidated entities	$(33,993)	$(218,197)
Deposits – restricted	$—	$(474)
Escrow deposits – mortgage	$—	$(35,898)
Deferred financing costs, net	$—	$(25,780)
Other assets	$(2,586)	$(204,523)
Mortgage notes payable	$—	$3,076,876
Accounts payable and accrued expenses	$(146)	$17,593
Accrued interest payable	$—	$11,256
Other liabilities	$(3,204)	$117,391
Security deposits	$—	$10,949
Issuance of Common Shares	$—	$1,929,868
Noncontrolling Interests – Partially Owned Properties	$—	$28,263
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(12,774)	$(8,089)
Investments in unconsolidated entities	$(18)	$(324)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(1,454)	$(283)
Other liabilities	$(4,800)	$—
Other:
Foreign currency translation adjustments	$(91)	$873

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2014
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$50,000
Balance, end of period	$50,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,605
Exercise of share options	5
Share-based employee compensation expense:
Restricted shares	1
Balance, end of period	$3,611

PAID IN CAPITAL
Balance, beginning of year	$8,561,500
Common Share Issuance:
Conversion of OP Units into Common Shares	480
Exercise of share options	15,780
Employee Share Purchase Plan (ESPP)	1,741
Conversion of restricted shares to LTIP Units	(278)
Share-based employee compensation expense:
Restricted shares	4,869
Share options	3,122
ESPP discount	477
Common Shares repurchased and retired	(1,777)
Supplemental Executive Retirement Plan (SERP)	848
Acquisition of Noncontrolling Interests – Partially Owned Properties	(553)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(44,530)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(633)
Balance, end of period	$8,541,046

RETAINED EARNINGS
Balance, beginning of year	$2,047,258
Net income attributable to controlling interests	79,135
Common Share distributions	(180,559)
Preferred Share distributions	(1,036)
Balance, end of period	$1,944,798

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2014
SHAREHOLDERS’ EQUITY (continued)
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(155,162)
Accumulated other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(11,952)
Losses reclassified into earnings from other comprehensive income	4,129
Accumulated other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	91
Balance, end of period	$(162,894)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$211,412
Issuance of LTIP Units to Noncontrolling Interests	3
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(480)
Conversion of restricted shares to LTIP Units	278
Equity compensation associated with Noncontrolling Interests	5,190
Net income attributable to Noncontrolling Interests	3,093
Distributions to Noncontrolling Interests	(7,188)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	2,398
Adjustment for Noncontrolling Interests ownership in Operating Partnership	633
Balance, end of period	$215,339

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$126,583
Net income attributable to Noncontrolling Interests	504
Contributions by Noncontrolling Interests	5,684
Distributions to Noncontrolling Interests	(4,113)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(1,000)
Balance, end of period	$127,658

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Investment in real estate
Land	$6,281,124	$6,192,512
Depreciable property	19,623,472	19,226,047
Projects under development	865,177	988,867
Land held for development	295,357	393,522
Investment in real estate	27,065,130	26,800,948
Accumulated depreciation	(4,992,877)	(4,807,709)
Investment in real estate, net	22,072,253	21,993,239
Cash and cash equivalents	37,209	53,534
Investments in unconsolidated entities	205,068	178,526
Deposits – restricted	91,081	103,567
Escrow deposits – mortgage	43,995	42,636
Deferred financing costs, net	55,754	58,486
Other assets	384,271	404,557
Total assets	$22,889,631	$22,834,545

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$5,167,626	$5,174,166
Notes, net	5,477,656	5,477,088
Lines of credit	298,000	115,000
Accounts payable and accrued expenses	161,838	118,791
Accrued interest payable	78,140	78,309
Other liabilities	321,043	347,748
Security deposits	72,735	71,592
Distributions payable	187,759	243,511
Total liabilities	11,764,797	11,626,205

Commitments and contingencies

Redeemable Limited Partners	405,276	363,144
Capital:
Partners' Capital:
Preference Units	50,000	50,000
General Partner	10,489,455	10,612,363
Limited Partners	215,339	211,412
Accumulated other comprehensive (loss)	(162,894)	(155,162)
Total partners' capital	10,591,900	10,718,613
Noncontrolling Interests – Partially Owned Properties	127,658	126,583
Total capital	10,719,558	10,845,196
Total liabilities and capital	$22,889,631	$22,834,545

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per Unit data)
(Unaudited)

	Quarter Ended March 31,
	2014	2013
REVENUES
Rental income	$630,725	$502,562
Fee and asset management	2,717	2,160
Total revenues	633,442	504,722

EXPENSES
Property and maintenance	125,573	98,529
Real estate taxes and insurance	82,094	65,095
Property management	22,118	22,489
Fee and asset management	1,662	1,646
Depreciation	185,167	196,222
General and administrative	17,576	16,495
Total expenses	434,190	400,476

Operating income	199,252	104,246

Interest and other income	605	320
Other expenses	(657)	(21,719)
Interest:
Expense incurred, net	(113,049)	(194,467)
Amortization of deferred financing costs	(2,792)	(6,948)
Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net (loss) on sales of land parcels and discontinued operations	83,359	(118,568)
Income and other tax (expense) benefit	(222)	(405)
(Loss) from investments in unconsolidated entities	(1,409)	(46,366)
Net (loss) on sales of land parcels	(30)	—
Income (loss) from continuing operations	81,698	(165,339)
Discontinued operations, net	1,034	1,226,373
Net income	82,732	1,061,034
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(504)	(25)
Net income attributable to controlling interests	$82,228	$1,061,009

ALLOCATION OF NET INCOME:
Preference Units	$1,036	$1,036

General Partner	$78,099	$1,016,650
Limited Partners	3,093	43,323
Net income available to Units	$81,192	$1,059,973

Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$0.21	$(0.47)
Net income available to Units	$0.22	$3.01
Weighted average Units outstanding	374,201	351,255

Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$0.21	$(0.47)
Net income available to Units	$0.22	$3.01
Weighted average Units outstanding	376,384	351,255

Distributions declared per Unit outstanding	$0.50	$0.40

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Quarter Ended March 31,
	2014	2013
Comprehensive income:
Net income	$82,732	$1,061,034
Other comprehensive (loss) income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the period	(11,952)	2,814
Losses reclassified into earnings from other comprehensive income	4,129	8,272
Other comprehensive income – other instruments:
Unrealized holding gains arising during the period	—	427
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the period	91	(873)
Other comprehensive (loss) income	(7,732)	10,640
Comprehensive income	75,000	1,071,674
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(504)	(25)
Comprehensive income attributable to controlling interests	$74,496	$1,071,649

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$82,732	$1,061,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	185,167	220,038
Amortization of deferred financing costs	2,792	7,176
Amortization of above/below market leases	829	292
Amortization of discounts and premiums on debt	(2,938)	(7,071)
Amortization of deferred settlements on derivative instruments	3,996	8,139
Write-off of pursuit costs	452	2,533
Loss from investments in unconsolidated entities	1,409	46,366
Distributions from unconsolidated entities – return on capital	914	257
Net loss on sales of land parcels	30	—
Net (gain) on sales of discontinued operations	(71)	(1,198,922)
Unrealized (gain) on derivative instruments	(3)	—
Compensation paid with Company Common Shares	12,981	10,236
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(418)	1,733
Decrease in mortgage deposits	375	1,651
Decrease in other assets	18,613	15,220
Increase in accounts payable and accrued expenses	55,263	47,498
(Decrease) increase in accrued interest payable	(169)	1,039
(Decrease) in other liabilities	(26,194)	(18,437)
Increase (decrease) in security deposits	1,143	(5,268)
Net cash provided by operating activities	336,903	193,514

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	—	(4,000,643)
Investment in real estate – acquisitions	(148,535)	—
Investment in real estate – development/other	(122,340)	(65,232)
Improvements to real estate	(32,191)	(26,599)
Additions to non-real estate property	(159)	(1,942)
Interest capitalized for real estate and unconsolidated entities under development	(12,792)	(8,413)
Proceeds from disposition of real estate, net	—	2,955,398
Investments in unconsolidated entities	(6,254)	(283)
Distributions from unconsolidated entities – return of capital	7,680	—
Decrease in deposits on real estate acquisitions and investments, net	12,904	101,668
(Increase) decrease in mortgage deposits	(91)	4,473
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,501)	—
Net cash (used for) investing activities	(304,279)	(1,041,573)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(60)	$(13,869)
Mortgage deposits	(1,643)	(632)
Mortgage notes payable:
Lump sum payoffs	—	(584,020)
Scheduled principal repayments	(3,034)	(3,244)
Notes, net:
Proceeds	—	750,000
Lines of credit:
Proceeds	1,751,000	5,850,000
Repayments	(1,568,000)	(5,455,000)
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	1,741	1,763
Proceeds from exercise of EQR options	15,785	7,174
OP Units repurchased and retired	(1,777)	—
Payment of offering costs	—	(406)
Contributions – Noncontrolling Interests – Partially Owned Properties	5,684	3,299
Contributions – Limited Partners	3	3
Distributions:
OP Units – General Partner	(234,282)	(249,330)
Preference Units	(1,036)	—
OP Units – Limited Partners	(9,217)	(10,837)
Noncontrolling Interests – Partially Owned Properties	(4,113)	(3,345)
Net cash (used for) provided by financing activities	(48,949)	291,556
Net (decrease) in cash and cash equivalents	(16,325)	(556,503)
Cash and cash equivalents, beginning of period	53,534	612,590
Cash and cash equivalents, end of period	$37,209	$56,087

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2014	2013
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$112,152	$182,356
Net cash paid for income and other taxes	$596	$483
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(1)
Deferred financing costs, net	$2,792	$7,177
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(3,506)	$(7,557)
Notes, net	$568	$486
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(133)	$(133)
Accumulated other comprehensive income	$4,129	$8,272
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$472	$42,213
Other liabilities	$937	$4,153
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$862	$257
Other liabilities	$52	$—
Unrealized (gain) on derivative instruments:
Other assets	$7,279	$1,471
Notes, net	$—	$(1,471)
Other liabilities	$4,670	$(2,814)
Accumulated other comprehensive income	$(11,952)	$2,814
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$39,929	$(8,707,967)
Investments in unconsolidated entities	$(33,993)	$(218,197)
Deposits – restricted	$—	$(474)
Escrow deposits – mortgage	$—	$(35,898)
Deferred financing costs, net	$—	$(25,780)
Other assets	$(2,586)	$(204,523)
Mortgage notes payable	$—	$3,076,876
Accounts payable and accrued expenses	$(146)	$17,593
Accrued interest payable	$—	$11,256
Other liabilities	$(3,204)	$117,391
Security deposits	$—	$10,949
Issuance of OP Units	$—	$1,929,868
Noncontrolling Interests – Partially Owned Properties	$—	$28,263
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(12,774)	$(8,089)
Investments in unconsolidated entities	$(18)	$(324)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(1,454)	$(283)
Other liabilities	$(4,800)	$—
Other:
Foreign currency translation adjustments	$(91)	$873

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2014
PARTNERS' CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$50,000
Balance, end of period	$50,000

GENERAL PARTNER
Balance, beginning of year	$10,612,363
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	480
Exercise of EQR share options	15,785
EQR's Employee Share Purchase Plan (ESPP)	1,741
Conversion of EQR restricted shares to LTIP Units	(278)
Share-based employee compensation expense:
EQR restricted shares	4,870
EQR share options	3,122
EQR ESPP discount	477
OP Units repurchased and retired	(1,777)
Net income available to Units – General Partner	78,099
OP Units – General Partner distributions	(180,559)
Supplemental Executive Retirement Plan (SERP)	848
Acquisition of Noncontrolling Interests – Partially Owned Properties	(553)
Change in market value of Redeemable Limited Partners	(44,530)
Adjustment for Limited Partners ownership in Operating Partnership	(633)
Balance, end of period	$10,489,455

LIMITED PARTNERS
Balance, beginning of year	$211,412
Issuance of LTIP Units to Limited Partners	3
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(480)
Conversion of EQR restricted shares to LTIP Units	278
Equity compensation associated with Units – Limited Partners	5,190
Net income available to Units – Limited Partners	3,093
Units – Limited Partners distributions	(7,188)
Change in carrying value of Redeemable Limited Partners	2,398
Adjustment for Limited Partners ownership in Operating Partnership	633
Balance, end of period	$215,339

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(155,162)
Accumulated other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(11,952)
Losses reclassified into earnings from other comprehensive income	4,129
Accumulated other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	91
Balance, end of period	$(162,894)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2014
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$126,583
Net income attributable to Noncontrolling Interests	504
Contributions by Noncontrolling Interests	5,684
Distributions to Noncontrolling Interests	(4,113)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(1,000)
Balance, end of period	$127,658

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
EQR is the general partner of, and as of March 31, 2014 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of March 31, 2014, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 396 properties located in 12 states and the District of Columbia consisting of 111,537 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	367	99,936
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	20	4,020
Partially Owned Properties – Unconsolidated	4	1,669
Military Housing	2	5,059
	396	111,537

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. Operating results for the quarter ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

The balance sheets at December 31, 2013 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2013.

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
Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of March 31, 2014, the Company has recorded a deferred tax asset, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Other

The Company is the controlling partner in various consolidated partnerships owning 20 properties and 4,020 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $127.7 million at March 31, 2014. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $10.0 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of March 31, 2014, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $52.5 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on March 31, 2014 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

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

Effective January 1, 2014, companies are required to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date as the sum of the amount a company agreed to pay on the basis of its arrangement among its co-obligors and any additional amount a company expects to pay on behalf of its co-obligors. Companies are required to disclose the nature and amount of the obligation as well as other information about those obligations. This does not have a material effect on the Company's consolidated results of operations or financial position.

Effective January 1, 2015, the criteria for reporting discontinued operations will change. Only disposals representing a strategic shift in operations that has a major effect on a company’s operations and financial results will be presented as discontinued operations. Companies will be required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the discontinued operations. Companies will also be required to disclose the pre-tax income attributable to a disposal of a significant part of a company that does not qualify for discontinued operations reporting. Application of this guidance is prospective from the date of adoption and early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The Company adopted this standard effective January 1, 2014 but did not have any dispositions in the first quarter of 2014. Adoption of this standard did not have a material effect on the Company's overall consolidated results of operations or financial position. However, adoption will result in substantially fewer of the Company's dispositions meeting the discontinued operations qualifications.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the quarter ended March 31, 2014:

2014
Common Shares
Common Shares outstanding at January 1,	360,479,260
Common Shares Issued:
Conversion of OP Units	18,043
Exercise of share options	493,995
Employee Share Purchase Plan (ESPP)	37,928
Restricted share grants, net	162,349
Common Shares Other:
Conversion of restricted shares to LTIP Units	(12,146)
Repurchased and retired	(31,240)
Common Shares outstanding at March 31,	361,148,189
Units
Units outstanding at January 1,	14,180,376
LTIP Units, net	200,840
Conversion of restricted shares to LTIP Units	12,146
Conversion of OP Units to Common Shares	(18,043)
Units outstanding at March 31,	14,375,319
Total Common Shares and Units outstanding at March 31,	375,523,508
Units Ownership Interest in Operating Partnership	3.8%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests –

Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at March 31, 2014 and December 31, 2013.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of March 31, 2014, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $405.3 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the quarter ended March 31, 2014 (amounts in thousands):

2014
Balance at January 1,	$363,144
Change in market value	44,530
Change in carrying value	(2,398)
Balance at March 31,	$405,276
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
The following table presents the Company’s issued and outstanding Preferred Shares as of March 31, 2014 and December 31, 2013:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	March 31, 2014	December 31, 2013
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at March 31, 2014 and December 31, 2013	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

(1)	On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the quarter ended March 31, 2014:

2014
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	374,659,636
Issued to General Partner:
Exercise of EQR share options	493,995
EQR’s Employee Share Purchase Plan (ESPP)	37,928
EQR's restricted share grants, net	162,349
Issued to Limited Partners:
LTIP Units, net	200,840
OP Units Other:
Repurchased and retired	(31,240)
General and Limited Partner Units outstanding at March 31,	375,523,508
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,180,376
Limited Partner LTIP Units, net	200,840
Conversion of EQR restricted shares to LTIP Units	12,146
Conversion of Limited Partner OP Units to EQR Common Shares	(18,043)
Limited Partner Units outstanding at March 31,	14,375,319
Limited Partner Units Ownership Interest in Operating Partnership	3.8%
The Limited Partners of the Operating Partnership as of March 31, 2014 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at March 31, 2014 and December 31, 2013.
The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of March 31, 2014, the Redeemable Limited Partner Units have a redemption value of approximately $405.3 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the changes in the redemption value of the Redeemable Limited Partners for the quarter ended March 31, 2014 (amounts in thousands):

2014
Balance at January 1,	$363,144
Change in market value	44,530
Change in carrying value	(2,398)
Balance at March 31,	$405,276

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of March 31, 2014 and December 31, 2013:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	March 31, 2014	December 31, 2013
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at March 31, 2014 and December 31, 2013	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

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

In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). On July 30, 2013, the Board of Trustees approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. EQR has not issued any shares under this program since September 14, 2012.

Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million Common Shares. Considering the repurchase activity for the quarter ended March 31, 2014 (see discussion below), EQR has remaining authorization to repurchase an additional 12,968,760 of its shares as of March 31, 2014.

During the quarter ended March 31, 2014, EQR repurchased 31,240 of its Common Shares at a price of $56.87 per share for total consideration of approximately $1.8 million. These shares were retired subsequent to the repurchases. Concurrent with these transactions, ERPOP repurchased and retired 31,240 OP Units previously issued to EQR. All of the shares repurchased during the quarter ended March 31, 2014 were repurchased from employees at the then current market price to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares.

During the quarter ended March 31, 2014, the Company acquired all of its partner's interest in one consolidated partially owned land parcel for $2.5 million. In conjunction with this transaction, the Company reduced paid in capital (included in general partner's capital in the Operating Partnership's financial statements) by $0.5 million, Noncontrolling Interests – Partially Owned Properties by $1.0 million and other liabilities by $1.0 million.

See Note 6 for a discussion of the Noncontrolling Interests assumed in conjunction with the acquisition of Archstone.

4.	Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014	December 31, 2013
Land	$6,281,124	$6,192,512
Depreciable property:
Buildings and improvements	17,843,201	17,509,609
Furniture, fixtures and equipment	1,273,171	1,214,220
In-Place lease intangibles	507,100	502,218
Projects under development:
Land	390,850	353,574
Construction-in-progress	474,327	635,293
Land held for development:
Land	253,350	341,389
Construction-in-progress	42,007	52,133
Investment in real estate	27,065,130	26,800,948
Accumulated depreciation	(4,992,877)	(4,807,709)
Investment in real estate, net	$22,072,253	$21,993,239

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of March 31, 2014 and December 31, 2013 (amounts in thousands):

Description	Balance Sheet Location	March 31, 2014	December 31, 2013
Assets
Ground lease intangibles – below market	Other Assets	$178,251	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		179,511	179,511
Accumulated amortization		(5,502)	(4,364)
Lease intangible assets, net		$174,009	$175,147

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,500	5,500
Lease intangible liabilities		7,900	7,900
Accumulated amortization		(1,471)	(1,161)
Lease intangible liabilities, net		$6,429	$6,739

During the quarters ended March 31, 2014 and 2013, the Company amortized approximately $1.1 million and $0.4 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.3 million and $0.1 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The weighted average amortization period for above and below market ground lease intangibles and retail lease intangibles is 49.8 years and 2.8 years, respectively.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2014	2015	2016	2017	2018	2019

Ground lease intangibles	$3,241	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(758)	(1,016)	(908)	(540)	(71)	(71)
Total	$2,483	$3,305	$3,413	$3,781	$4,250	$4,250

Archstone Acquisition

On February 27, 2013, the Company, AvalonBay Communities, Inc. (“AVB”) and certain of their respective subsidiaries completed their previously announced acquisition (the “Archstone Acquisition” or the “Archstone Transaction”) from Archstone Enterprise LP (“Enterprise”) (which subsequently changed its name to Jupiter Enterprise LP), an affiliate of Lehman Brothers Holdings, Inc. (“Lehman”) and its affiliates, of all of the assets of Enterprise (including interests in various entities affiliated with Enterprise), constituting a portfolio of apartment properties and other assets (the “Archstone Portfolio”).

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

The consideration paid by the Company in connection with the Archstone Acquisition consisted of cash of approximately $4.0 billion (inclusive of $2.0 billion of Archstone secured mortgage principal paid off in conjunction with the closing), 34,468,085 Common Shares (which shares had a total value of $1.9 billion based on the February 27, 2013 closing price of EQR common shares of $55.99 per share) issued to the seller and the assumption of approximately $3.1 billion of mortgage debt (inclusive of a net mark-to-market premium of $127.9 million) and approximately 60% of all of the other assets and liabilities related to the Archstone Portfolio. The cash consideration was funded with proceeds from the issuance of 21,850,000 Common Shares (which shares had a total value of approximately $1.2 billion based on a price of $54.75 per share) in the November/December 2012 public equity offering, asset sales of approximately $4.5 billion that were completed during the year ended December 31, 2013, the Company's $750.0 million unsecured term loan facility and the Company's revolving credit facility.

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

The Company accounted for the acquisition under the acquisition method in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations (“ASC 805”), and the accounting for this business combination is complete and final. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which the Company determined using Level 1, Level 2 and Level 3 inputs (amounts in thousands):

Land	$2,239,000
Depreciable property:
Buildings and improvements	5,765,538
Furniture, fixtures and equipment	61,470
In-Place lease intangibles	304,830
Projects under development	36,583
Land held for development	244,097
Investments in unconsolidated entities	230,608
Other assets	195,260
Other liabilities	(108,997)
Net assets acquired	$8,968,389

The allocation of fair values of the assets acquired and liabilities assumed has changed from the allocation reported in “Note 4 – Real Estate and Lease Intangibles” in the Notes to Consolidated Financial Statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014. The changes to our valuation assumptions were based on more accurate information concerning the subject assets and liabilities and resulted from information not readily available at the acquisition date, final purchase price settlement with our partner in accordance with the terms of the purchase agreement and reclassification adjustments for presentation. None of these changes had a material impact on our Consolidated Financial Statements. The Company's assessment of the fair values and the allocation of the purchase price to the identified tangible and intangible assets/liabilities is its final and best estimate of fair value.

The fair values of investment in real estate were determined using internally developed models that were based on market assumptions and comparable sales data as well as external valuations performed by unrelated third parties. The market assumptions used as inputs to the Company’s fair value model include construction costs, leasing assumptions, growth rates, discount rates, terminal capitalization rates and development yields. The Company used data on its existing portfolio of properties and its recent acquisition and development properties, as well as similar market data from third party sources, when available, in determining these inputs (Level 2 and 3). The fair value of Noncontrolling Interests was calculated similar to the investment in real estate described above. The fair value of mortgage debt was calculated using indicative rates, leverage and coverage provided by lenders of similar loans (Level 2). The Common Shares issued to an affiliate of Lehman Brothers Holdings, Inc. were valued using the quoted market price of Common Shares (Level 1).

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

As of March 31, 2014, the Company has incurred cumulative Archstone-related expenses of approximately $94.7 million, of which approximately $13.5 million of this total was financing-related and approximately $81.2 million was merger costs. During the quarter ended March 31, 2014, the Company expensed nominal amounts of direct and indirect merger costs. During the quarter ended March 31, 2013, the Company expensed $19.1 million of direct merger costs primarily related to investment banking and legal/accounting fees, which were included in other expenses in the accompanying consolidated statements of operations and comprehensive income. During the quarter ended March 31, 2013, the Company also expensed $46.0 million of indirect merger costs primarily related to severance and retention obligations through our 60% interest in an unconsolidated joint venture with AVB, which were included in (loss) from investments in unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income. Finally, during the quarter ended March 31, 2013, the Company also expensed $2.5 million of financing-related costs, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive income.

Unaudited Pro Forma Financial Information

Equity Residential

The following table illustrates the effect on net income, earnings per share – basic and earnings per share – diluted as if the Company had consummated the Archstone Acquisition as of January 1, 2012 (amounts in thousands, except per share amounts):

Quarter Ended
March 31, 2013

Total revenues	$638,499
(Loss) from continuing operations (1)	(34,473)
Discontinued operations, net	1,213,615
Net income	1,179,142
Net income available to Common Shares	1,130,671
Earnings per share - basic:
Net income available to Common Shares	$3.15
Weighted average Common Shares outstanding (2)	359,362
Earnings per share - diluted (1):
Net income available to Common Shares	$3.15
Weighted average Common Shares outstanding (2)	359,362

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a pro forma loss from continuing operations for the quarter ended March 31, 2013.

(2)
Includes an adjustment for Common Shares issued to the public in November/December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the Archstone Acquisition.

ERP Operating Limited Partnership

The following table illustrates the effect on net income, earnings per Unit – basic and earnings per Unit – diluted as if the Operating Partnership had consummated the Archstone Acquisition as of January 1, 2012 (amounts in thousands, except per Unit amounts):

Quarter Ended
March 31, 2013

Total revenues	$638,499
(Loss) from continuing operations (1)	(34,473)
Discontinued operations, net	1,213,615
Net income	1,179,142
Net income available to Units	1,178,887
Earnings per Unit - basic:
Net income available to Units	$3.15
Weighted average Units outstanding (2)	373,085
Earnings per Unit - diluted (1):
Net income available to Units	$3.15
Weighted average Units outstanding (2)	373,085

(1)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a pro forma loss from continuing operations for the quarter ended March 31, 2013.

(2)
Includes an adjustment for Common Shares issued to the public in November/December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the Archstone Acquisition. Concurrent with these transactions, ERPOP issued the same number of OP Units to EQR.

For the quarter ended March 31, 2013, acquisition costs of $19.1 million and severance/retention and other costs of $44.8 million related to the Archstone Acquisition are not expected to have a continuing impact on the Company's financial results and therefore have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies or lower borrowing costs that the Company has or may achieve as a result of the acquisition or any strategies that management has or may consider in order to more efficiently manage the Company's operations, nor do they give pro forma effect to any other acquisitions, dispositions or capital markets transactions (excluding the equity offering in November/December 2012 which proceeds were used for the Archstone Acquisition) that the Company completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the Archstone Acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Other

During the quarter ended March 31, 2014, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	1	430	$143,000
Land Parcel – Consolidated	—	—	5,500
Total	1	430	$148,500

During the quarter ended March 31, 2014, the Company did not dispose of any rental properties or land parcels.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has entered into a separate agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Land Parcel (one)	—	—	$16,300
Total	—	—	$16,300

In addition to the portion of the land parcel that was subsequently disposed of as discussed in Note 14, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	4	1,360	$192,050
Land Parcel	—	—	32,100
Total	4	1,360	$224,150

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of March 31, 2014 (amounts in thousands except for project and apartment unit amounts):

	Consolidated				Unconsolidated
	Development Projects				Development Projects
	Held for and/or Under Development	Completed, Not Stabilized (3)	Operating	Total	Held for and/or Under Development	Completed, Not Stabilized (3)	Operating	Total

Total projects (1)	—	1	19	20	—	3	1	4

Total apartment units (1)	—	268	3,752	4,020	—	1,333	336	1,669

Balance sheet information at 3/31/14 (at 100%):
ASSETS
Investment in real estate	$310,147	$48,319	$674,916	$1,033,382	$49,332	$285,191	$55,585	$390,108
Accumulated depreciation	—	—	(178,165)	(178,165)	—	(4,669)	(5,052)	(9,721)
Investment in real estate, net	310,147	48,319	496,751	855,217	49,332	280,522	50,533	380,387
Cash and cash equivalents	4,226	698	11,611	16,535	450	1,803	1,378	3,631
Investments in unconsolidated entities	—	—	53,844	53,844	—	—	—	—
Deposits – restricted	42,045	32	220	42,297	—	120	48	168
Deferred financing costs, net	—	—	2,407	2,407	65	126	4	195
Other assets	5,670	2	26,641	32,313	—	365	1,032	1,397
Total assets	$362,088	$49,051	$591,474	$1,002,613	$49,847	$282,936	$52,995	$385,778

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable (2)	$—	$—	$360,217	$360,217	$16,154	$176,232	$30,410	$222,796
Accounts payable & accrued expenses	17,438	1,413	2,806	21,657	4,078	915	210	5,203
Accrued interest payable	—	—	1,283	1,283	32	725	—	757
Other liabilities	120	49	1,114	1,283	339	867	863	2,069
Security deposits	—	21	1,839	1,860	—	258	109	367
Total liabilities	17,558	1,483	367,259	386,300	20,603	178,997	31,592	231,192

Noncontrolling Interests – Partially Owned Properties/ Partners' equity	117,689	1,244	8,725	127,658	27,858	73,412	20,450	121,720
Company equity/General and Limited Partners' Capital	226,841	46,324	215,490	488,655	1,386	30,527	953	32,866
Total equity/capital	344,530	47,568	224,215	616,313	29,244	103,939	21,403	154,586
Total liabilities and equity/capital	$362,088	$49,051	$591,474	$1,002,613	$49,847	$282,936	$52,995	$385,778

	Consolidated				Unconsolidated
	Development Projects				Development Projects
	Held for and/or Under Development				Held for and/or Under Development		Operating
		Completed, Not Stabilized (3)				Completed, Not Stabilized (3)
			Operating	Total				Total
Operating information for the quarter ended 3/31/14 (at 100%):
Operating revenue	$—	$468	$21,308	$21,776	$—	$4,528	$1,353	$5,881
Operating expenses	77	204	6,453	6,734	44	1,917	559	2,520

Net operating (loss) income	(77)	264	14,855	15,042	(44)	2,611	794	3,361
Depreciation	—	—	5,363	5,363	—	2,782	447	3,229
General and administrative/other	(9)	116	12	119	—	12	43	55

Operating (loss) income	(68)	148	9,480	9,560	(44)	(183)	304	77
Interest and other income	—	—	3	3	—	—	—	—
Other expenses	(42)	—	(7)	(49)	—	—	—	—
Interest:
Expense incurred, net	—	—	(3,887)	(3,887)	—	(1,992)	(279)	(2,271)
Amortization of deferred financing costs	—	—	(88)	(88)	—	(3)	—	(3)

(Loss) income before income and other taxes and (loss) from investments in unconsolidated entities	(110)	148	5,501	5,539	(44)	(2,178)	25	(2,197)
Income and other tax (expense) benefit	—	—	(36)	(36)	—	—	—	—
(Loss) from investments in unconsolidated entities	—	—	(419)	(419)	—	—	—	—

Net (loss) income	$(110)	$148	$5,046	$5,084	$(44)	$(2,178)	$25	$(2,197)

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company with the exception of 50% of the current $16.2 million outstanding debt balance on one unconsolidated development project.

(3)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.

Note:
The above tables exclude the Company's interests in unconsolidated joint ventures entered into with AVB in connection with the Archstone Transaction. These ventures own certain non-core Archstone assets that are held for sale and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests have an aggregate liquidation value of $79.3 million at March 31, 2014. The ventures are owned 60% by the Company and 40% by AVB.

The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $127.7 million at March 31, 2014. The Company does not have any VIEs.

Archstone Acquisition

On February 27, 2013, in conjunction with the Archstone Acquisition, the Company acquired interests in several joint ventures. Details of these interests follow by project:

Park Aire (formerly known as Enclave at Wellington) – This venture developed certain land parcels into a 268 unit apartment building located in Wellington, Florida. The Company has a 95% equity interest with an initial basis of $26.2 million. Total project costs are approximately $50.0 million. The Company is the managing member, was responsible for constructing the project and its partner does not have substantive kick-out or participating rights. As a result, the entity is required to be consolidated on the Company's balance sheet.

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

San Norterra – This venture developed certain land parcels into a 388 unit apartment building located in Phoenix, Arizona. The Company has an 85% equity interest with an initial basis of $16.9 million. Total project costs are approximately $53.3 million and construction was partially funded with a construction loan that is guaranteed by the partner and non-recourse to the Company. The loan has a maximum debt commitment of $34.8 million and a current unconsolidated outstanding balance of $33.0 million; the loan bears interest at LIBOR plus 2.00% and matures January 6, 2015. The partner is the managing member and developed the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

Waterton Tenside – This venture was formed to develop and operate a 336 unit apartment property located in Atlanta, Georgia. The Company has a 20% equity interest with an initial basis of $5.1 million. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $30.4 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

1333 Powell (formerly known as Parkside at Emeryville) – This venture is currently developing certain land parcels into a 176 unit apartment building located in Emeryville, California. The Company has a 5% equity interest with an initial obligation of approximately $2.1 million. Total project costs are expected to be approximately $75.0 million and construction is being partially funded with a construction loan. The loan has a maximum debt commitment of $39.5 million and a current unconsolidated outstanding balance of $16.2 million; the loan bears interest at LIBOR plus 2.25% and matures August 14, 2015. The Company has given a repayment guaranty on the construction loan of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees. The partner is the managing member. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets that are held for sale, such as interests in a German portfolio of apartment buildings (see Note 14 for further discussion on the German portfolio), and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $147.6 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the year ended December 31, 2013, the Company purchased with AVB $65.0 million (of which the Company's 60% share was $39.0 million) of the preferred interests assumed by Legacy JV. At March 31, 2014, the remaining preferred interests have an aggregate liquidation value of $79.3 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

Other

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of March 31, 2014, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $311.6 million, of which Toll Brothers' noncontrolling interest balance totaled $117.4 million.

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These projects are now unconsolidated. Details of these projects follow:

•
Nexus Sawgrass – This development project is substantially complete. Total project costs are expected to be approximately $79.0 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $48.2 million; the loan bears interest at 5.60% and matures January 1, 2021.

•
Domain – This development project is substantially complete. Total project costs are expected to be approximately $154.6 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $95.0 million; the loan bears interest at 5.75% and matures January 1, 2022.

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

7.	Deposits – Restricted

The following table presents the Company’s restricted deposits as of March 31, 2014 and December 31, 2013 (amounts in thousands):

	March 31, 2014	December 31, 2013
Earnest money on pending acquisitions	$1,344	$4,514
Restricted deposits on real estate investments	44,037	53,771
Resident security and utility deposits	45,195	44,777
Other	505	505
Totals	$91,081	$103,567

8.    Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s $750.0 million unsecured term loan facility and also guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of March 31, 2014, the Company had outstanding mortgage debt of approximately $5.2 billion.

During the quarter ended March 31, 2014, the Company:

▪	Repaid $3.0 million of mortgage loans.

As of March 31, 2014, the Company had $700.5 million of secured debt subject to third party credit enhancement.

As of March 31, 2014, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 1, 2061. At March 31, 2014, the interest rate range on the Company’s mortgage debt was 0.04% to 7.25%. During the quarter ended March 31, 2014, the weighted average interest rate on the Company’s mortgage debt was 4.22%.

Notes

As of March 31, 2014, the Company had outstanding unsecured notes of approximately $5.5 billion.

As of March 31, 2014, scheduled maturities for the Company’s outstanding notes were at various dates through 2026. At March 31, 2014, the interest rate range on the Company’s notes was 1.32% to 7.57%. During the quarter ended March 31, 2014, the weighted average interest rate on the Company’s notes was 4.92%.

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

As of March 31, 2014, the amount available on the credit facility was $2.17 billion (net of $34.7 million which was restricted/dedicated to support letters of credit and net of $298.0 million outstanding). During the quarter ended March 31, 2014, the weighted average interest rate was 0.98%.

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

The carrying values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.2 billion and $5.8 billion, respectively, at March 31, 2014. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion (Level 2) and $6.1 billion (Level 2), respectively, at March 31, 2014. The carrying values of the Company's mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.2 billion and $5.6 billion, respectively, at December 31, 2013. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion (Level 2) and $5.9 billion (Level 2), respectively, at December 31, 2013. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, lines of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

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

The following table summarizes the Company’s consolidated derivative instruments at March 31, 2014 (dollar amounts are in thousands):

Forward Starting Swaps (1)
Current Notional Balance	$450,000
Lowest Possible Notional	$450,000
Highest Possible Notional	$450,000
Lowest Interest Rate	2.125%
Highest Interest Rate	3.230%
Earliest Maturity Date	2024
Latest Maturity Date	2025

(1)
Forward Starting Swaps – Designed to partially fix interest rates in advance of planned future debt issuances. These swaps have mandatory counterparty terminations in 2015 and 2016, and are targeted to 2014 and 2015 issuances.

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

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	3/31/2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$11,428	$—	$11,428	$—
Supplemental Executive Retirement Plan	Other Assets	88,010	88,010	—	—
Total		$99,438	$88,010	$11,428	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$4,670	$—	$4,670	$—
Supplemental Executive Retirement Plan	Other Liabilities	88,010	88,010	—	—
Total		$92,680	$88,010	$4,670	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$405,276	$—	$405,276	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$18,710	$—	$18,710	$—
Supplemental Executive Retirement Plan	Other Assets	83,845	83,845	—	—
Total		$102,555	$83,845	$18,710	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$83,845	$83,845	$—	$—
Total		$83,845	$83,845	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$363,144	$—	$363,144	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2014 and 2013, respectively (amounts in thousands):

March 31, 2014 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	N/A	$—	N/A	N/A	$—
Total		$—			$—

March 31, 2013 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,471)	Fixed rate debt	Interest expense	$1,471
Total		$(1,471)			$1,471

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2014 and 2013, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
March 31, 2014 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(11,952)	Interest expense	$(4,129)	N/A	$—
Total	$(11,952)		$(4,129)		$—

	Effective Portion			Ineffective Portion
March 31, 2013 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$2,814	Interest expense	$(8,272)	N/A	$—
Total	$2,814		$(8,272)		$—
As of March 31, 2014 and December 31, 2013, there were approximately $163.6 million and $155.8 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at March 31, 2014, the Company may recognize an estimated $21.9 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending March 31, 2015.

10.	Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2014	2013
Numerator for net income per share – basic:
Income (loss) from continuing operations	$81,698	$(165,339)
Allocation to Noncontrolling Interests – Operating Partnership, net	(3,053)	6,836
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(504)	(25)
Preferred distributions	(1,036)	(1,036)
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	77,105	(159,564)
Discontinued operations, net of Noncontrolling Interests	994	1,176,214
Numerator for net income per share – basic	$78,099	$1,016,650
Numerator for net income per share – diluted (1):
Income from continuing operations	$81,698
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(504)
Preferred distributions	(1,036)
Income from continuing operations available to Common Shares	80,158
Discontinued operations, net	1,034
Numerator for net income per share – diluted (1)	$81,192	$1,016,650
Denominator for net income per share – basic and diluted (1):
Denominator for net income per share – basic	360,470	337,532
Effect of dilutive securities:
OP Units	13,731
Long-term compensation shares/units	2,183
Denominator for net income per share – diluted (1)	376,384	337,532
Net income per share – basic	$0.22	$3.01
Net income per share – diluted	$0.22	$3.01
Net income per share – basic:
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.214	$(0.473)
Discontinued operations, net of Noncontrolling Interests	0.003	3.485
Net income per share – basic	$0.217	$3.012
Net income per share – diluted (1):
Income (loss) from continuing operations available to Common Shares	$0.213	$(0.473)
Discontinued operations, net	0.003	3.485
Net income per share – diluted	$0.216	$3.012

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the quarter ended March 31, 2013.

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Quarter Ended March 31,
	2014	2013
Numerator for net income per Unit – basic and diluted (1):
Income (loss) from continuing operations	$81,698	$(165,339)
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(504)	(25)
Allocation to Preference Units	(1,036)	(1,036)
Income (loss) from continuing operations available to Units	80,158	(166,400)
Discontinued operations, net	1,034	1,226,373
Numerator for net income per Unit – basic and diluted (1)	$81,192	$1,059,973
Denominator for net income per Unit – basic and diluted (1):
Denominator for net income per Unit - basic	374,201	351,255
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,183
Denominator for net income per Unit – diluted (1)	376,384	351,255
Net income per Unit – basic	$0.22	$3.01
Net income per Unit – diluted	$0.22	$3.01
Net income per Unit – basic:
Income (loss) from continuing operations available to Units	$0.214	$(0.473)
Discontinued operations, net	0.003	3.485
Net income per Unit – basic	$0.217	$3.012
Net income per Unit – diluted (1):
Income (loss) from continuing operations available to Units	$0.213	$(0.473)
Discontinued operations, net	0.003	3.485
Net income per Unit – diluted	$0.216	$3.012

(1)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the quarter ended March 31, 2013.

11.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets during the quarters ended March 31, 2014 and 2013 (amounts in thousands).

	Quarter Ended March 31,
	2014	2013
REVENUES
Rental income	$1,023	$81,782
Total revenues	1,023	81,782

EXPENSES (1)
Property and maintenance	48	20,424
Real estate taxes and insurance	13	8,594
Property management	—	1
Depreciation	—	23,816
General and administrative	5	8
Total expenses	66	52,843

Discontinued operating income	957	28,939

Interest and other income	35	52
Other expenses	—	(2)
Interest (2):
Expense incurred, net	—	(1,252)
Amortization of deferred financing costs	—	(228)
Income and other tax (expense) benefit	(29)	(58)

Discontinued operations	963	27,451
Net gain on sales of discontinued operations	71	1,198,922

Discontinued operations, net	$1,034	$1,226,373

(1)	Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold.
During the quarter ended March 31, 2014, the Company did not dispose of any rental properties or land parcels. The amounts included in discontinued operations in the first quarter of 2014 represent trailing activity for properties sold in 2013 and prior years.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys' fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at March 31, 2014. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of March 31, 2014, the Company has 12 consolidated projects (including 400 Park Avenue South in New York City which the Company is jointly developing with Toll Brothers that is discussed below) totaling 3,871 apartment units in various stages of development with commitments to fund of approximately $1.1 billion and estimated completion dates ranging through

September 30, 2016, as well as other completed development projects that are in various stages of lease up or are stabilized. Some of the projects are being developed solely by the Company, while others are being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company is the "general" or "managing" partner of the development ventures.

As of March 31, 2014, the Company has one unconsolidated project totaling 176 apartment units under development with an estimated completion date of December 31, 2014, as well as three completed development projects that are currently in lease up. These projects are all being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company currently has no further funding obligations for Domain, Nexus Sawgrass and San Norterra. While the Company is the managing member of the Domain and Nexus Sawgrass joint ventures, was responsible for constructing both projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The Domain and Nexus Sawgrass buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements. The respective partner for San Norterra and 1333 Powell (formerly known as Parkside at Emeryville) is the “general” or “managing” partner of the development venture and the Company does not have substantive kick-out or participating rights. The Company has given a repayment guaranty on the construction loan for 1333 Powell of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of March 31, 2014, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $311.6 million, of which Toll Brothers' noncontrolling interest balance totaled $117.4 million.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2014 and 2013, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations and comprehensive income). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the quarters ended March 31, 2014 and 2013, respectively, as well as total assets and capital expenditures at March 31, 2014 (amounts in thousands):

	Quarter Ended March 31, 2014			Quarter Ended March 31, 2013
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Boston	$61,907	$22,154	$39,753	$59,054	$20,207	$38,847
Denver	26,611	7,449	19,162	24,970	7,217	17,753
New York	111,185	46,202	64,983	107,997	43,111	64,886
San Francisco	81,261	26,655	54,606	74,945	28,156	46,789
Seattle	37,725	12,768	24,957	35,372	12,237	23,135
South Florida	48,437	18,184	30,253	46,239	17,643	28,596
Southern California	102,665	34,347	68,318	98,210	34,587	63,623
Washington DC	110,396	37,396	73,000	110,993	35,884	75,109
Non-core	33,691	13,084	20,607	32,672	12,443	20,229
Total same store	613,878	218,239	395,639	590,452	211,485	378,967

Non-same store/other (2) (3)
Boston	1,028	211	817	256	53	203
Seattle	1,687	690	997	25	1	24
South Florida	800	466	334	14	78	(64)
Southern California	7,174	3,122	4,052	1,292	617	675
Washington DC	4,934	1,863	3,071	1,806	653	1,153
Other (3)	1,224	5,194	(3,970)	1,140	9,955	(8,815)
Total non-same store/other	16,847	11,546	5,301	4,533	11,357	(6,824)

Archstone pre-ownership (4)	—	—	—	(92,423)	(36,729)	(55,694)
Total	$630,725	$229,785	$400,940	$502,562	$186,113	$316,449

(1)
Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2013, less properties subsequently sold, which represented 100,984 apartment units. Also includes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(2)
Non-same store primarily includes properties acquired after January 1, 2013, plus any properties in lease-up and not stabilized as of January 1, 2013, but excludes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(3)	Other includes development and other corporate operations.

(4)	Represents pro forma Archstone pre-ownership results for the period January 1, 2013 to February 27, 2013 that is included in 2013 same store results.

	Quarter Ended March 31, 2014
	Total Assets	Capital Expenditures
Same store (1)
Boston	$1,968,613	$4,078
Denver	536,226	762
New York	4,727,805	3,051
San Francisco	2,769,826	5,716
Seattle	1,053,600	2,205
South Florida	1,178,426	3,119
Southern California	3,000,465	5,142
Washington DC	4,299,085	5,529
Non-core	640,141	1,544
Total same store	20,174,187	31,146

Non-same store/other (2) (3)
Boston	48,971	263
Seattle	190,041	160
South Florida	70,725	(1)
Southern California	446,912	173
Washington DC	305,668	449
Other (3)	1,653,127	1
Total non-same store/other	2,715,444	1,045
Total	$22,889,631	$32,191

(1)
Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2013, less properties subsequently sold, which represented 100,984 apartment units. Also includes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(2)
Non-same store primarily includes properties acquired after January 1, 2013, plus any properties in lease-up and not stabilized as of January 1, 2013, but excludes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(3)	Other includes development and other corporate operations.

Note: Markets/Metro Areas included in the above Southern California and Non-core segments are as follows:
(a) Southern California – Los Angeles, Orange County and San Diego.
(b) Non-core – Inland Empire, CA, New England (excluding Boston), Orlando and Phoenix.
The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the quarters ended March 31, 2014 and 2013, respectively (amounts in thousands):

	Quarter Ended March 31,
	2014	2013
Rental income	$630,725	$502,562
Property and maintenance expense	(125,573)	(98,529)
Real estate taxes and insurance expense	(82,094)	(65,095)
Property management expense	(22,118)	(22,489)
Total operating expenses	(229,785)	(186,113)
Net operating income	$400,940	$316,449

14.	Subsequent Events/Other

Subsequent Events

Subsequent to March 31, 2014, the Company:

•	Acquired one land parcel for $10.3 million;

•	Disposed of a portion of a land parcel for $8.2 million;

•	Repaid $3.1 million of mortgage loans;

•	Entered into $50.0 million of forward starting swaps to hedge changes in interest rates related to future secured or unsecured debt issuances; and

•
Closed on the sale of its unconsolidated interest in the German portfolio fund and the German management company, representing the sale of the majority of the remaining German assets that were acquired as part of the Archstone Acquisition.

Other

During the quarters ended March 31, 2014 and 2013, the Company incurred charges of $0.5 million and $2.6 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs are included in other expenses in the accompanying consolidated statements of operations and comprehensive income. See Note 4 for details on the property acquisition costs related to the Archstone Transaction.

During the quarter ended March 31, 2014, the Company settled a dispute with the seller/co-developer of a land parcel located in Florida and received $0.5 million, which is included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.

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
EQR is the general partner of, and as of March 31, 2014 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of March 31, 2014, the Company had approximately 3,600 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 162,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $15.6 billion, acquired over 66,000 apartment units primarily in its core markets for approximately $19.1 billion and began approximately $4.7 billion of development projects primarily in its core markets. We are currently seeking to acquire and develop assets primarily in the following six core coastal metropolitan areas: Boston, New York, Washington DC, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 11.8% of our NOI at March 31, 2014) in the two core markets of South Florida and Denver but do not currently intend to acquire or develop new assets in these markets. Further, we are in the process of exiting Phoenix and Orlando and will use sales proceeds from these markets to acquire and/or develop new assets and for other corporate purposes.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties and takes options on land or acquires land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of March 31, 2014, no single market/metropolitan area accounted for more than 18.6% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
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
We have a commitment to sustainability and consider the environmental impacts of our business activities. Sustainability and social responsibility are key drivers of our focus on creating the best apartment communities for residents to live, work and play. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. For additional information regarding our sustainability efforts, see our December 2013 Corporate Social Responsibility and Sustainability Report at our website, www.equityresidential.com.

Current Environment

During the quarter ended March 31, 2014, the Company acquired one consolidated property consisting of 430 apartment units and additional development rights at one of its existing land sites for $148.5 million. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage, which was demonstrated in the Archstone Transaction that closed in 2013. The Company currently budgets consolidated acquisitions of approximately $500.0 million during the year ending December 31, 2014 to be funded with proceeds from dispositions (see discussion below).

The Company started construction on three projects representing 1,145 apartment units totaling approximately $614.3 million of development costs during the quarter ended March 31, 2014. The Company expects to increase its development activity as compared to the past few years and has budgeted approximately $750.0 million of new apartment construction starts on land currently owned during each of the years ending December 31, 2014 and 2015. We currently budget spending approximately $575.0 million on development costs during the year ending December 31, 2014. This capital will be primarily sourced with excess operating cash flow and borrowings on our revolving credit facility, which was temporarily paid down using approximately $400.0 million in excess sale proceeds from fourth quarter 2013 dispositions.

The Company expects to continue to sell non-core assets and reduce its exposure to non-core markets as we believe these assets will have lower long-term returns and we can sell them for prices that we believe are favorable. The Archstone Transaction that closed in 2013 provided an opportunity to accelerate this strategy and do so efficiently through the use of Section 1031 tax deferred exchanges. Over the past several years, dispositions combined with reinvestment of the cash proceeds in assets with lower cap rates (see definition below) were dilutive to our earnings per share. The Company defines dilution from transactions as the lost NOI from sales proceeds that were not reinvested in other apartment properties or were reinvested in properties with a lower cap rate. Beginning in 2014 and going forward, the Company expects a decrease in dilution due to our reduced disposition expectations and the locations of our planned dispositions. The Company did not dispose of any rental properties or land parcels in the first quarter of 2014. The Company currently budgets consolidated dispositions of approximately $500.0 million during the year ending December 31, 2014.

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

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”) and recent changes in leadership of the GSEs' regulator as well as proposed congressional legislation has heightened this uncertainty. Through their lender originator networks, the GSEs are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, further reductions in their size or the scale of their activities or loss of key personnel could have a significant impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. The regulator of the GSEs required the GSEs to decrease their 2013 multifamily lending activities by 10% compared to 2012 levels. No such mandate has been announced for 2014, however, it remains unclear if further reductions or changes in lending activities may be required by the GSEs' regulator or by Congress. The GSEs' regulator may require the GSEs to focus more of their lending activities on properties that the regulator deems affordable, which may or may not include the Company's assets. Reductions in GSE activity or increases in GSE loan pricing may also provide a competitive advantage to us by making the cost of financing multifamily properties more expensive for other multifamily owners while the Company continues to have access to cheaper capital in the public and private debt and equity markets. Over time, we expect that other lenders, including the commercial mortgage-backed securities market and life insurance companies, will become larger sources of debt capital to the multifamily market because multifamily properties are attractive to lenders due to their relatively stable cash flows.

We expect continued growth in revenue (anticipated 2014 same store revenue increase ranging from 3.0% to 4.0%) and NOI (anticipated 2014 same store NOI increase ranging from 3.50% to 4.75%) and are optimistic that the continued strength in fundamentals across most of our markets will produce solid performance through 2014. These same-store assumptions include the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. During the first quarter of 2014, same store revenues increased 4.0% over the first quarter of 2013. We believe the key drivers behind the anticipated increase in revenue are base rent pricing for new residents, renewal pricing for existing residents, resident turnover and physical occupancy. For 2014, we expect average base rent growth of 3.25%, an increase in renewal rates of 4.75%, occupancy of 95.4% and turnover at 51.5%. Our largest market, Washington D.C., continues to show signs of stress as new supply and the impact of sequestration and furloughs have dampened the metro area economy. As the supply peaks in 2014, we expect our Washington D.C. results to produce a 1% decline in same store revenues during 2014, which will likely reduce our expected Company-wide same store revenue growth by 1%. Despite slow growth in the overall economy and the issues noted in Washington D.C., our business continues to perform well because of the combined forces of demographics, household formations and increasing consumer preference for the flexibility of rental housing, all of which should ensure a continued strong demand for rental housing.

The Company anticipates that 2014 same store expenses will increase 2.0% to 3.0% primarily due to increases in real estate taxes, which are now expected to increase 6.2%, and utilities, which are now expected to increase in excess of 8.0%. During the first quarter of 2014, same store expenses increased 3.2% over the first quarter of 2013, with real estate taxes up 6.2% and utilities up 14.5%. The increase in real estate taxes is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment values and fundamentals as well as the continued burn off of 421a tax abatements in New York City. The increase in utilities is primarily due to a combination of increases in natural gas prices, increased consumption of gas and electric due to historically low temperatures and increases in water and sewer costs as many municipalities have antiquated systems with limited revenue for modernization. Expense growth in the controllable property level expenses (excluding real estate taxes and utilities) declined 2.1% as the Company leverages the geographic locations of its new same-store portfolio (as a result of the Archstone Transaction and the 2013 disposition program) and technology to lower costs, which should partially offset the increase in real estate taxes and utilities. We expect that the beneficial impact resulting from Archstone synergies will diminish over the course of the year.

We believe that the Company is well-positioned as of March 31, 2014 because our properties are geographically diverse, were approximately 94.7% occupied (95.8% on a same store basis) and the long-term demographic picture is positive. We believe certain market areas, especially Washington D.C., downtown Boston and Cambridge and Seattle, will see substantial near term multifamily supply yet total new supply levels for our core markets remain within historical ranges. We believe over the longer term that our core markets will absorb future supply without material marketwide disruption because of the high occupancy levels we currently experience and increasing household formations. We have seen evidence of this in Seattle as supply has been absorbed and rental rates continue to grow. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the quarter ended March 31, 2014 as follows:

▪
Acquired one consolidated apartment property consisting of 430 apartment units for $143.0 million at a cap rate (see definition below) of 4.9% and additional development rights at one of its existing land sites for $5.5 million.

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

Properties that the Company owned and were stabilized (see definition below) for all of both of the quarters ended March 31, 2014 and 2013 as well as the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and manged by the Company (the “First Quarter 2014 Same Store Properties”), which represented 100,984 apartment units, impacted the Company's results of operations. The First Quarter 2014 Same Store Properties are discussed in the following paragraphs.
The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the quarter ended March 31, 2014:

	Quarter Ended
	March 31, 2014
	Properties	Apartment Units
Same Store Properties at December 31, 2013	296	80,247

2012 acquisitions	9	1,896
2013 acquisitions	77	22,103
2013 acquisitions not yet included in same store (1)	(1)	(322)
2013 acquisitions not yet stabilized (2)	(2)	(613)
2013 acquisitions not managed by the Company (3)	(3)	(853)
2013 acquisitions not consolidated	(1)	(336)
2013 acquisitions disposed of in 2013 (4)	(3)	(1,536)
Lease-up properties stabilized	3	374
Other	—	24

Same Store Properties at March 31, 2014	375	100,984

	Quarter Ended
	March 31, 2014
	Properties	Apartment Units
Same Store	375	100,984

Non-Same Store:
2014 acquisitions	1	430
2013 acquisitions not yet included in same store (1)	1	322
2013 acquisitions not yet stabilized (2)	2	613
2013 acquisitions not managed by the Company (3)	3	853
2013 acquisitions not consolidated	1	336
Lease-up properties not yet stabilized (2)	10	2,939
Other	1	1
Total Non-Same Store	19	5,494
Military Housing (not consolidated)	2	5,059

Total Properties and Apartment Units	396	111,537

Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented. Same store includes the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company, with pro forma pre-ownership results for the period January 1, 2013 to February 27, 2013.

(1)	Includes one property containing 322 apartment units acquired in 2013 separately from the Archstone Acquisition.

(2)	Includes properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

(3)
Includes three properties containing 853 apartments units acquired on February 27, 2013 in conjunction with the Archstone Acquisition that are owned by the Company but the entire projects are master leased to a third party corporate housing provider and the Company earns monthly net rental income.

(4)	Includes three properties containing 1,536 apartment units acquired on February 27, 2013 in conjunction with the Archstone Acquisition that were subsequently sold in 2013.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the quarters ended March 31, 2014 and 2013. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the quarter ended March 31, 2014 to the quarter ended March 31, 2013

For the quarter ended March 31, 2014, the Company reported diluted earnings per share/unit of $0.22 compared to $3.01 per share/unit in the same period of 2013. The difference is primarily due to approximately $1.2 billion in higher gains on property sales in 2013 vs. 2014, partially offset by $65.1 million of merger-related expenses incurred in 2013 in connection with the Archstone Acquisition, $71.4 million of prepayment penalties incurred in 2013 in connection with early debt extinguishment of existing mortgage notes payable to manage the Company's post Archstone 2017 maturities profile and higher depreciation in 2013 as a direct result of in-place residential lease intangibles acquired in the Archstone Transaction.

For the quarter ended March 31, 2014, income from continuing operations increased approximately $247.0 million when compared to the quarter ended March 31, 2013. The increase in continuing operations is discussed below.

Revenues from the First Quarter 2014 Same Store Properties increased $23.4 million primarily as a result of an increase in average rental rates charged to residents, slightly higher occupancy and a decrease in turnover. Expenses from the First Quarter 2014 Same Store Properties increased $6.8 million primarily due to increases in real estate taxes and utilities, partially offset by lower on-site payroll costs. The following tables provide comparative same store results and statistics for the First Quarter 2014 Same Store Properties:

First Quarter 2014 vs. First Quarter 2013
Same Store Results/Statistics for 100,984 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q1 2014	$613,878	$218,239	$395,639	$2,133	95.1%	11.3%
Q1 2013	$590,452	$211,485	$378,967	$2,053	95.0%	12.1%
Change	$23,426	$6,754	$16,672	$80	0.1%	(0.8%)
Change	4.0%	3.2%	4.4%	3.9%

Note: Same store results/statistics include 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the First Quarter 2014 Same Store Properties:

First Quarter 2014 vs. First Quarter 2013
Same Store Operating Expenses for 100,984 Same Store Apartment Units
$ in thousands

	Actual Q1 2014	Actual Q1 2013	$ Change	% Change	% of Actual Q1 2014 Operating Expenses
Real estate taxes	$72,828	$68,603	$4,225	6.2%	33.4%
On-site payroll (1)	43,674	45,499	(1,825)	(4.0%)	20.0%
Utilities (2)	38,262	33,414	4,848	14.5%	17.5%
Repairs and maintenance (3)	25,940	25,217	723	2.9%	11.9%
Property management costs (4)	19,030	19,485	(455)	(2.3%)	8.7%
Insurance	6,246	6,321	(75)	(1.2%)	2.9%
Leasing and advertising	2,568	3,030	(462)	(15.2%)	1.2%
Other on-site operating expenses (5)	9,691	9,916	(225)	(2.3%)	4.4%
Same store operating expenses	$218,239	$211,485	$6,754	3.2%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the First Quarter 2014 Same Store Properties:

	Quarter Ended March 31,
	2014	2013
	(Amounts in thousands)
Operating income	$199,252	$104,246
Adjustments:
Archstone pre-ownership operating results	—	55,694
Non-same store operating results	(5,301)	6,824
Fee and asset management revenue	(2,717)	(2,160)
Fee and asset management expense	1,662	1,646
Depreciation	185,167	196,222
General and administrative	17,576	16,495
Same store NOI	$395,639	$378,967

For properties that the Company acquired prior to January 1, 2013 and expects to continue to own through December 31, 2014 as well as the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and manged by the Company, the Company anticipates the following same store results for the full year ending December 31, 2014:

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

Non-same store operating results increased approximately $12.1 million and consist primarily of properties acquired in calendar years 2013 and 2014 as well as operations from the Company’s completed development properties, but exclude the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. This increase primarily resulted from:

▪	Development and other miscellaneous properties in lease-up of $0.6 million;

▪	Operating properties acquired in 2013 and 2014 of $2.7 million (excluding operating properties acquired in the Archstone Acquisition);

▪	Newly stabilized development and other miscellaneous properties of $4.4 million; and

▪	Operating activities from other miscellaneous operations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.
Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.5 million primarily as a result of the timing of receipt of an incentive management fee from the Company's military housing ventures at Fort Lewis and McChord Air Force base.
Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $0.4 million or 1.6%. This decrease is primarily attributable to a decrease in computer operations due to the modernization of employee technology in 2013 and a decrease in legal and professional fees.
Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, decreased approximately $11.1 million or 5.6% primarily as a result of in-place residential lease intangibles which are generally amortized over a six month period and can significantly elevate depreciation expense following an acquisition, especially during 2013 as a direct result of the Archstone Acquisition, partially offset by additional depreciation expense on properties acquired in 2013 and 2014, development properties placed in service and capital expenditures for all properties owned.
General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $1.1 million or 6.6% primarily due to an increase in payroll-related costs, which is largely a result of higher and accelerated long-term compensation expense for retirement eligible employees and higher compensation related to the Archstone Transaction as well as an increase in office rent. The Company anticipates that general and administrative expenses will approximate $50.0 million to $52.0 million for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.
Interest and other income from continuing operations increased approximately $0.3 million or 89.1% primarily due to the settlement of a dispute with the seller/co-developer of a land parcel during the quarter ended March 31, 2014. The Company anticipates that interest and other income, excluding the $0.5 million settlement discussed above, will approximate $0.5 million for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.
Other expenses from continuing operations decreased approximately $21.1 million or 97.0% primarily due to the closing of the Archstone Acquisition during the quarter ended March 31, 2013 and the significant decline in transaction activity during the quarter ended March 31, 2014.
Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $85.6 million or 42.5% primarily as a result of $79.6 million of debt extinguishment costs incurred on early debt prepayments and write-offs of unamortized deferred financing costs in 2013 on existing mortgage notes payable to manage the Company's post Archstone 2017 maturities profile and higher capitalized interest in 2014. During the quarter ended March 31, 2014, the Company capitalized interest costs of approximately $12.8 million as compared to $8.4 million for the quarter ended March 31, 2013. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended March 31, 2014 was 4.69% as compared to 5.46% (excluding prepayment penalties) for the quarter ended March 31, 2013. The Company anticipates that interest expense from continuing operations will approximate $449.1 million to $461.4 million for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.
Income and other tax expense from continuing operations decreased approximately $0.2 million or 45.2% primarily due to decreases and timing of all other taxes. The Company anticipates that income and other tax expense will approximate $1.0 million to $2.0 million for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.
Loss from investments in unconsolidated entities decreased by $45.0 million or 97.0% primarily due to indirect costs incurred in 2013 from the Archstone Acquisition through the Company's joint ventures with AVB such as severance and retention bonuses that did not reoccur in 2014.
Net loss on sales of land parcels was consistent between the periods under comparison.

Discontinued operations, net decreased approximately $1.2 billion between the periods under comparison. This decrease is primarily due to substantially higher sales volume during the quarter ended March 31, 2013 compared to the same period in 2014. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2014, the Company had approximately $53.5 million of cash and cash equivalents and it had $2.35 billion available under its revolving credit facility (net of $34.9 million which was restricted/dedicated to support letters of credit and net of $115.0 million outstanding). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at March 31, 2014 was approximately $37.2 million and the amount available on its revolving credit facility was $2.17 billion (net of $34.7 million which was restricted/dedicated to support letters of credit and net of $298.0 million outstanding).
During the quarter ended March 31, 2014, the Company generated proceeds from various transactions, which included the following:

▪
Issued approximately 0.5 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $17.5 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the quarter ended March 31, 2014, the above proceeds along with net cash flow from operations and availability on the Company's revolving line of credit were primarily utilized to:

▪	Acquire one rental property and additional development rights at one of its existing land sites for approximately $148.5 million;

▪	Invest $122.3 million primarily in development projects;

▪	Repay $3.0 million of mortgage loans; and

▪	Repurchase 31,240 Common Shares, utilizing cash of $1.8 million (See Note 3).

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

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. On July 30, 2013, the Board of Trustees approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. EQR has not issued any shares under this program since September 14, 2012. Through May 2, 2014, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million shares. EQR repurchased approximately $1.8 million (31,240 shares at a price of $56.87 per share) of its Common Shares (all related to the vesting of employees' restricted shares) during the quarter ended March 31, 2014. No open market repurchases have occurred since 2008. As of May 2, 2014, EQR has remaining authorization to repurchase an additional 12,968,760 of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of March 31, 2014 are as follows:

Debt Summary as of March 31, 2014
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$5,167,626	47.2%	4.22%	8.2
Unsecured	5,775,656	52.8%	4.70%	4.3
Total	$10,943,282	100.0%	4.47%	6.1
Fixed Rate Debt:
Secured – Conventional	$4,386,084	40.1%	4.84%	6.7
Unsecured – Public/Private	4,727,656	43.2%	5.49%	4.8
Fixed Rate Debt	9,113,740	83.3%	5.18%	5.7
Floating Rate Debt:
Secured – Conventional	56,868	0.5%	2.21%	0.5
Secured – Tax Exempt	724,674	6.6%	0.63%	17.0
Unsecured – Public/Private	750,000	6.9%	1.33%	0.8
Unsecured – Revolving Credit Facility	298,000	2.7%	0.98%	4.0
Floating Rate Debt	1,829,542	16.7%	1.02%	7.9
Total	$10,943,282	100.0%	4.47%	6.1

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the quarter ended March 31, 2014.
Note: The Company capitalized interest of approximately $12.8 million and $8.4 million during the quarters ended March 31, 2014 and 2013, respectively.

Debt Maturity Schedule as of March 31, 2014
(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2014	$509,160	$48,883		$558,043	5.1%	5.25%	5.02%
2015	420,448	750,000	(2)	1,170,448	10.7%	6.28%	3.11%
2016	1,193,250	—		1,193,250	10.9%	5.34%	5.34%
2017	1,346,734	456		1,347,190	12.3%	6.16%	6.16%
2018	84,359	395,659	(3)	480,018	4.4%	5.61%	1.75%
2019	806,644	20,766		827,410	7.6%	5.48%	5.35%
2020	1,678,601	809		1,679,410	15.3%	5.49%	5.49%
2021	1,195,242	856		1,196,098	10.9%	4.63%	4.64%
2022	228,933	905		229,838	2.1%	3.17%	3.18%
2023	1,303,079	956		1,304,035	11.9%	3.75%	3.75%
2024+	297,925	674,988		972,913	8.9%	6.25%	2.23%
Premium/(Discount)	49,365	(64,736)		(15,371)	(0.1%)	N/A	N/A
Total	$9,113,740	$1,829,542		$10,943,282	100.0%	5.20%	4.46%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of March 31, 2014.

(2)	Includes the Company's $750.0 million unsecured term loan facility that matures on January 11, 2015 and is subject to a one-year extension option exercisable by the Company.

(3)	Includes $298.0 million outstanding on the Company's unsecured revolving credit facility. As of March 31, 2014, there was approximately $2.17 billion available on this facility.

The following table provides a summary of the Company’s unsecured debt as of March 31, 2014:

Unsecured Debt Summary as of March 31, 2014
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	5.250%	09/15/14		$500,000	$(28)	$499,972
	6.584%	04/13/15		300,000	(110)	299,890
	5.125%	03/15/16		500,000	(103)	499,897
	5.375%	08/01/16		400,000	(433)	399,567
	5.750%	06/15/17		650,000	(1,653)	648,347
	7.125%	10/15/17		150,000	(230)	149,770
	4.750%	07/15/20		600,000	(2,861)	597,139
	4.625%	12/15/21		1,000,000	(2,921)	997,079
	3.000%	04/15/23		500,000	(4,005)	495,995
	7.570%	08/15/26		140,000	—	140,000
				4,740,000	(12,344)	4,727,656
Floating Rate Notes:
Term Loan Facility	LIBOR+1.20%	01/11/15	(1)(2)	750,000	—	750,000
				750,000	—	750,000
Revolving Credit Facility:	LIBOR+1.05%	04/01/18	(1)(3)	298,000	—	298,000
Total Unsecured Debt				$5,788,000	$(12,344)	$5,775,656

(1)	Facilities are private. All other unsecured debt is public.

(2)
Represents the Company's $750.0 million unsecured term loan facility. The maturity date of January 11, 2015 is subject to a one-year extension option exercisable by the Company. The interest rate on advances under the term loan facility will generally be LIBOR plus a spread (currently 1.20%), which is dependent on the credit rating of the Company's long-term debt.

(3)
Represents the Company's $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 1.05%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of March 31, 2014, there was approximately $2.17 billion available on the Company's unsecured revolving credit facility.

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

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2014 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of March 31, 2014
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$5,167,626	47.2%
Unsecured Debt			5,775,656	52.8%
Total Debt			10,943,282	100.0%	33.4%
Common Shares (includes Restricted Shares)	361,148,189	96.2%
Units (includes OP Units and LTIP Units)	14,375,319	3.8%
Total Shares and Units	375,523,508	100.0%
Common Share Price at March 31, 2014	$57.99
			21,776,608	99.8%
Perpetual Preferred Equity (see below)			50,000	0.2%
Total Equity			21,826,608	100.0%	66.6%
Total Market Capitalization			$32,769,890		100.0%

Equity Residential
Perpetual Preferred Equity as of March 31, 2014
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preferred Equity		1,000,000	$50,000		$4,145

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2014 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of March 31, 2014
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$5,167,626	47.2%
Unsecured Debt		5,775,656	52.8%
Total Debt		10,943,282	100.0%	33.4%
Total outstanding Units	375,523,508
Common Share Price at March 31, 2014	$57.99
		21,776,608	99.8%
Perpetual Preference Units (see below)		50,000	0.2%
Total Equity		21,826,608	100.0%	66.6%
Total Market Capitalization		$32,769,890		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of March 31, 2014
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preference Units		1,000,000	$50,000		$4,145
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
The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $27.1 billion in investment in real estate on the Company’s balance sheet at March 31, 2014, $18.3 billion or 67.8% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.
ERPOP’s credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt are BBB+, Baa1 and BBB+, respectively. EQR’s equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity are BBB+, Baa2 and BBB-, respectively.

On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 1.05%) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. As of May 2, 2014, there was available borrowings of $2.10 billion (net of $34.7 million which was restricted/dedicated to support letters of credit and net of $370.0 million outstanding) on the revolving credit facility. This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to March 31, 2014.

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
For the quarter ended March 31, 2014, our actual improvements to real estate totaled approximately $32.2 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Quarter Ended March 31, 2014

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (3)	100,984	$14,926	$148	$16,220	$160	$31,146	$308
Non-Same Store Properties (4)	3,825	45	17	999	370	1,044	387
Other (5)	—	1		—		1
Total	104,809	$14,972		$17,219		$32,191

(1)
Total Apartment Units – Excludes 1,669 unconsolidated apartment units and 5,059 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company's results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $7.9 million spent in the first quarter of 2014 on apartment unit renovations/rehabs (primarily kitchens and baths) on 980 same store apartment units (equating to about $8,100 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)
Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2013, less properties subsequently sold. Also includes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(4)
Non-Same Store Properties – Primarily includes all properties acquired during 2013 and 2014, plus any properties in lease-up and not stabilized as of January 1, 2013, but excludes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. Per apartment unit amounts are based on a weighted average of 2,698 apartment units.

(5)	Other – Primarily includes expenditures for properties sold.

For 2014, the Company estimates that it will spend approximately $1,700 per apartment unit of capital expenditures, inclusive of apartment unit renovation/rehab costs, or $1,250 per apartment unit excluding apartment unit renovation/rehab costs. In 2014, the Company expects to spend approximately $45.0 million for all unit renovation/rehab costs (primarily on same store properties) at a weighted average cost of $8,500 per apartment unit rehabbed. These anticipated amounts represent an increase in the cost per unit over 2013, which is primarily driven by increases in building improvement costs (i.e. roofs, mechanical systems and siding) for the Archstone assets as well as certain large building improvement projects the Company had planned to complete in 2013 but will not finalize until 2014. The Company is accelerating its rehab/renovation efforts in 2014 with plans to continue to create value from our properties by doing those rehabs that meet our investment parameters. The above assumptions are based on current expectations and are forward-looking.
During the quarter ended March 31, 2014, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $0.2 million. The Company expects to fund approximately $2.5 million in total additions to non-real estate property for the remainder of 2014. The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2014.

Other

Total distributions paid in April 2014 amounted to $187.8 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the first quarter ended March 31, 2014.

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

San Norterra – This venture developed certain land parcels into a 388 unit apartment building located in Phoenix, Arizona. The Company has an 85% equity interest with an initial basis of $16.9 million. Total project costs are approximately $53.3 million and construction was partially funded with a construction loan that is guaranteed by the partner and non-recourse to the Company. The loan has a maximum debt commitment of $34.8 million and a current unconsolidated outstanding balance of $33.0 million; the loan bears interest at LIBOR plus 2.00% and matures January 6, 2015. The partner is the managing member and developed the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

Waterton Tenside – This venture was formed to develop and operate a 336 unit apartment property located in Atlanta, Georgia. The Company has a 20% equity interest with an initial basis of $5.1 million. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $30.4 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

1333 Powell (formerly known as Parkside at Emeryville) – This venture is currently developing certain land parcels into a 176 unit apartment building located in Emeryville, California. The Company has a 5% equity interest with an initial obligation of approximately $2.1 million. Total project costs are expected to be approximately $75.0 million and construction is being partially funded with a construction loan. The loan has a maximum debt commitment of $39.5 million and a current unconsolidated outstanding balance of $16.2 million; the loan bears interest at LIBOR plus 2.25% and matures August 14, 2015. The Company has given a repayment guaranty on the construction loan of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees. The partner is the managing member. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets that are held for sale, such as interests in a German portfolio of apartment buildings (see Note 14 for further discussion on the German portfolio), and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $147.6 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the year ended December 31, 2013, the Company purchased with AVB $65.0 million (of which the Company's 60% share was $39.0 million) of the preferred interests assumed by Legacy JV. At March 31, 2014, the remaining preferred interests have an aggregate liquidation value of $79.3 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

Other

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These projects are now unconsolidated. Details of these projects follow:

•
Nexus Sawgrass – This development project is substantially complete. Total project costs are expected to be approximately $79.0 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $48.2 million; the loan bears interest at 5.60% and matures January 1, 2021.

•
Domain – This development project is substantially complete. Total project costs are expected to be approximately $154.6 million and construction is predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $95.0 million; the loan bears interest at 5.75% and matures January 1, 2022.

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

As of March 31, 2014, the Company has 12 consolidated projects (including 400 Park Avenue South in New York City which the Company is jointly developing with Toll Brothers – see Note 12 in the Notes to Consolidated Financial Statements for further discussion) totaling 3,871 apartment units and one unconsolidated project totaling 176 apartment units in various stages of development with estimated completion dates ranging through September 30, 2016, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 12 of the Company’s Consolidated Financial Statements.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.

The Company’s contractual obligations for the next five years and thereafter have not changed materially from the amounts and disclosures included in the Company’s annual report on Form 10-K. See the updated debt maturity schedule included in Liquidity and Capital Resources for further discussion.

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

During the quarters ended March 31, 2014 and 2013, the Company capitalized $5.6 million and $4.4 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

For the quarter ended March 31, 2014, Fund From Operations ("FFO") available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $186.5 million and increased $39.5 million, or 17.5%, respectively, as compared to the quarter ended March 31, 2013.

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the quarters ended March 31, 2014 and 2013:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Quarter Ended March 31,
	2014	2013
Net income	$82,732	$1,061,034
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(504)	(25)
Preferred distributions	(1,036)	(1,036)
Net income available to Common Shares and Units / Units	81,192	1,059,973

Adjustments:
Depreciation	185,167	196,222
Depreciation – Non-real estate additions	(1,188)	(1,216)
Depreciation – Partially Owned Properties	(1,068)	(1,275)
Depreciation – Unconsolidated Properties	1,603	260
Discontinued operations:
Depreciation	—	23,816
Net (gain) on sales of discontinued operations	(71)	(1,198,922)
Gain on sale of Equity Corporate Housing (ECH)	—	250
FFO available to Common Shares and Units / Units (1) (3) (4)	265,635	79,108

Adjustments:
Asset impairment and valuation allowances	—	—
Property acquisition costs and write-off of pursuit costs	474	67,668
Debt extinguishment (gains) losses, including prepayment penalties, preferred
share/preference unit redemptions and non-cash convertible debt discounts	—	79,643
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	9	(250)
Other miscellaneous non-comparable items	(463)	—
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$265,655	$226,169

FFO (1) (3)	$266,671	$80,144
Preferred/preference distributions	(1,036)	(1,036)
FFO available to Common Shares and Units / Units (1) (3) (4)	$265,635	$79,108

Normalized FFO (2) (3)	$266,691	$227,205
Preferred/preference distributions	(1,036)	(1,036)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$265,655	$226,169

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

The Company’s and the Operating Partnership's market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013. See the Current Environment section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to market risk and the current economic environment. See also Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative and other fair value instruments.

Item 4.	Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of March 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of March 31, 2014, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and the Operating Partnership do not believe that there have been any material developments in the legal proceedings that were discussed in Part I, Item 3 of the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended March 31, 2014 - Equity Residential

During the quarter ended March 31, 2014, EQR issued 18,043 Common Shares in exchange for 18,043 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

(c) Common Shares Repurchased in the Quarter Ended March 31, 2014 - Equity Residential

The Company repurchased the following Common Shares during the quarter ended March 31, 2014:

Period	Total Number of Common Shares Purchased (1)	Price Paid Per Share (1)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Common Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 2014	—	$—	—	13,000,000
February 2014	31,240	$56.87	31,240	12,968,760
March 2014	—	$—	—	12,968,760
First Quarter 2014	31,240	$56.87	31,240

(1)
The Common Shares repurchased during the quarter ended March 31, 2014 represent Common Shares repurchased under the Company’s publicly announced share repurchase program approved by its Board of Trustees. All of the shares repurchased during the quarter ended March 31, 2014 were repurchased from employees at a price of $56.87 per share to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares. EQR has authorization to repurchase an additional 12,968,760 of its shares as of March 31, 2014.

(c) OP Units Repurchased in the Quarter Ended March 31, 2014 - ERP Operating Limited Partnership

The Operating Partnership repurchased the following OP Units during the quarter ended March 31, 2014:

Period	Total Number of OP Units Purchased (1)	Price Paid Per Unit (1)	Total Number of OP Units Purchased as Part of Publicly Announced Plans or Programs (1)	OP Units that May Yet Be Purchased Under the Plans or Programs (1)
January 2014	—	$—	—	13,000,000
February 2014	31,240	$56.87	31,240	12,968,760
March 2014	—	$—	—	12,968,760
First Quarter 2014	31,240	$56.87	31,240

(1)
The OP Units repurchased during the quarter ended March 31, 2014 represent OP Units redeemed in response to repurchases of Common Shares under the Company’s publicly announced share repurchase program approved by its Board of Trustees. All of the shares repurchased during the quarter ended March 31, 2014 were repurchased from employees at a price of $56.87 per share to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares. EQR has authorization to repurchase an additional 12,968,760 of its shares as of March 31, 2014.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits – See the Exhibit Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	May 8, 2014	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2014	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	May 8, 2014	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 8, 2014	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location

*10.1	Third Amendment to 2011 Share Incentive Plan.	Attached herein.

12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

31.1	Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

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
Attached herein.

101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.

*Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.