Form 10-Q
period 2014-06-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2014-08-07
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2014

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
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 31, 2014 was 361,742,672.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2014 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of June 30, 2014 owned an approximate 96.2% ownership interest in, ERPOP. The remaining 3.8% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Investment in real estate
Land	$6,296,735	$6,192,512
Depreciable property	19,730,737	19,226,047
Projects under development	1,006,992	988,867
Land held for development	306,625	393,522
Investment in real estate	27,341,089	26,800,948
Accumulated depreciation	(5,170,438)	(4,807,709)
Investment in real estate, net	22,170,651	21,993,239
Cash and cash equivalents	76,132	53,534
Investments in unconsolidated entities	142,318	178,526
Deposits – restricted	84,408	103,567
Escrow deposits – mortgage	45,269	42,636
Deferred financing costs, net	63,441	58,486
Other assets	409,183	404,557
Total assets	$22,991,402	$22,834,545

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$5,158,091	$5,174,166
Notes, net	5,923,952	5,477,088
Lines of credit	—	115,000
Accounts payable and accrued expenses	168,225	118,791
Accrued interest payable	78,389	78,309
Other liabilities	331,662	347,748
Security deposits	74,508	71,592
Distributions payable	187,906	243,511
Total liabilities	11,922,733	11,626,205

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	440,050	363,144
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value;
100,000,000 shares authorized; 1,000,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013	50,000	50,000
Common Shares of beneficial interest, $0.01 par value;
1,000,000,000 shares authorized; 361,562,007 shares issued and outstanding as of June 30, 2014 and 360,479,260 shares issued and outstanding as of December 31, 2013	3,616	3,605
Paid in capital	8,527,380	8,561,500
Retained earnings	1,875,732	2,047,258
Accumulated other comprehensive (loss)	(166,990)	(155,162)
Total shareholders’ equity	10,289,738	10,507,201
Noncontrolling Interests:
Operating Partnership	213,038	211,412
Partially Owned Properties	125,843	126,583
Total Noncontrolling Interests	338,881	337,995
Total equity	10,628,619	10,845,196
Total liabilities and equity	$22,991,402	$22,834,545

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per share data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2014	2013	2014	2013
REVENUES
Rental income	$1,280,491	$1,117,106	$649,766	$614,544
Fee and asset management	5,519	4,833	2,802	2,673
Total revenues	1,286,010	1,121,939	652,568	617,217

EXPENSES
Property and maintenance	240,961	212,030	115,388	113,501
Real estate taxes and insurance	165,149	141,837	83,055	76,742
Property management	42,673	44,520	20,555	22,031
Fee and asset management	3,040	3,223	1,378	1,577
Depreciation	375,303	519,526	190,136	323,304
General and administrative	31,328	32,580	13,752	16,085
Total expenses	858,454	953,716	424,264	553,240

Operating income	427,556	168,223	228,304	63,977

Interest and other income	2,637	752	2,032	432
Other expenses	(2,190)	(23,350)	(1,533)	(1,631)
Interest:
Expense incurred, net	(228,973)	(317,417)	(115,924)	(122,950)
Amortization of deferred financing costs	(5,926)	(11,301)	(3,134)	(4,353)
Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of land parcels, discontinued operations and net gain on sales of real estate properties	193,104	(183,093)	109,745	(64,525)
Income and other tax (expense) benefit	(886)	(833)	(646)	(428)
(Loss) from investments in unconsolidated entities	(9,025)	(54,540)	(7,616)	(8,174)
Net gain on sales of land parcels	794	14,616	824	14,616
Income (loss) from continuing operations	183,987	(223,850)	102,307	(58,511)
Discontinued operations, net	1,562	1,621,616	510	395,243
Income before net gain on sales of real estate properties	185,549	1,397,766	102,817	336,732
Net gain on sales of real estate properties	14,903	—	14,903	—
Net income	200,452	1,397,766	117,720	336,732
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(7,535)	(56,111)	(4,442)	(12,788)
Partially Owned Properties	(1,092)	790	(588)	815
Net income attributable to controlling interests	191,825	1,342,445	112,690	324,759
Preferred distributions	(2,072)	(2,072)	(1,036)	(1,036)
Net income available to Common Shares	$189,753	$1,340,373	$111,654	$323,723

Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$0.52	$(0.62)	$0.31	$(0.16)
Net income available to Common Shares	$0.53	$3.84	$0.31	$0.90
Weighted average Common Shares outstanding	360,641	348,654	360,809	359,653

Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$0.52	$(0.62)	$0.31	$(0.16)
Net income available to Common Shares	$0.52	$3.84	$0.31	$0.90
Weighted average Common Shares outstanding	376,780	348,654	377,118	359,653

Distributions declared per Common Share outstanding	$1.00	$0.80	$0.50	$0.40

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2014	2013	2014	2013
Comprehensive income:
Net income	$200,452	$1,397,766	$117,720	$336,732
Other comprehensive (loss) income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the period	(21,881)	12,337	(9,929)	9,523
Losses reclassified into earnings from other comprehensive income	8,335	12,098	4,206	3,826
Other comprehensive income – other instruments:
Unrealized holding gains arising during the period	—	928	—	501
Other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	1,718	941	1,627	1,814
Other comprehensive (loss) income	(11,828)	26,304	(4,096)	15,664
Comprehensive income	188,624	1,424,070	113,624	352,396
Comprehensive (income) attributable to Noncontrolling Interests	(8,175)	(56,342)	(4,873)	(12,568)
Comprehensive income attributable to controlling interests	$180,449	$1,367,728	$108,751	$339,828

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$200,452	$1,397,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	375,303	550,488
Amortization of deferred financing costs	5,926	11,529
Amortization of above/below market leases	1,530	1,216
Amortization of discounts and premiums on debt	(5,876)	(23,031)
Amortization of deferred settlements on derivative instruments	8,068	11,830
Write-off of pursuit costs	1,492	3,365
Loss from investments in unconsolidated entities	9,025	54,540
Distributions from unconsolidated entities – return on capital	2,390	588
Net (gain) on sales of land parcels	(794)	(14,616)
Net (gain) on sales of discontinued operations	(224)	(1,588,874)
Net (gain) on sales of real estate properties	(14,903)	—
Unrealized (gain) loss on derivative instruments	(90)	24
Compensation paid with Company Common Shares	21,905	22,089
Changes in assets and liabilities:
(Increase) in deposits – restricted	(1,820)	(12,220)
Decrease in mortgage deposits	187	789
(Increase) in other assets	(7,745)	(4,695)
Increase in accounts payable and accrued expenses	38,951	25,956
Increase (decrease) in accrued interest payable	80	(1,396)
(Decrease) in other liabilities	(17,237)	(11,449)
Increase (decrease) in security deposits	2,916	(6,080)
Net cash provided by operating activities	619,536	417,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	—	(4,000,875)
Investment in real estate – acquisitions	(265,466)	(108,308)
Investment in real estate – development/other	(245,657)	(154,576)
Improvements to real estate	(76,912)	(57,253)
Additions to non-real estate property	(1,818)	(2,801)
Interest capitalized for real estate and unconsolidated entities under development	(25,037)	(20,006)
Proceeds from disposition of real estate, net	48,359	3,764,000
Investments in unconsolidated entities	(9,554)	(53,687)
Distributions from unconsolidated entities – return of capital	64,669	—
Decrease in deposits on real estate acquisitions and investments, net	20,979	65,869
Decrease in mortgage deposits	760	5,089
Acquisition of Noncontrolling Interests – Partially Owned Properties	(5,501)	—
Net cash (used for) investing activities	(495,178)	(562,548)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(10,881)	$(18,006)
Mortgage deposits	(3,580)	(2,208)
Mortgage notes payable:
Proceeds	—	683
Lump sum payoffs	(3,064)	(697,897)
Scheduled principal repayments	(6,000)	(6,336)
Notes, net:
Proceeds	1,194,277	1,245,550
Lump sum payoffs	(750,000)	(400,000)
Lines of credit:
Proceeds	3,374,000	8,413,000
Repayments	(3,489,000)	(8,413,000)
(Payments on) settlement of derivative instruments	(733)	(44,013)
Proceeds from Employee Share Purchase Plan (ESPP)	2,218	2,363
Proceeds from exercise of options	25,685	13,885
Common Shares repurchased and retired	(1,777)	—
Payment of offering costs	—	(744)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	5,684	6,769
Contributions – Noncontrolling Interests – Operating Partnership	3	5
Distributions:
Common Shares	(414,843)	(393,347)
Preferred Shares	(2,072)	(1,036)
Noncontrolling Interests – Operating Partnership	(16,405)	(16,528)
Noncontrolling Interests – Partially Owned Properties	(5,239)	(4,404)
Net cash (used for) financing activities	(101,760)	(315,297)
Net increase (decrease) in cash and cash equivalents	22,598	(460,026)
Cash and cash equivalents, beginning of period	53,534	612,590
Cash and cash equivalents, end of period	$76,132	$152,564

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$226,785	$319,992
Net cash paid for income and other taxes	$843	$1,028
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(1)
Deferred financing costs, net	$5,926	$11,530
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(7,011)	$(24,083)
Notes, net	$1,135	$1,052
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(267)	$(268)
Accumulated other comprehensive income	$8,335	$12,098
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$7,354	$49,507
Other liabilities	$1,671	$5,033
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$2,285	$588
Other liabilities	$105	$—
Unrealized (gain) loss on derivative instruments:
Other assets	$10,611	$(10,753)
Notes, net	$1,452	$(1,523)
Other liabilities	$9,728	$(37)
Accumulated other comprehensive income	$(21,881)	$12,337
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$39,929	$(8,713,217)
Investments in unconsolidated entities	$(33,993)	$(214,677)
Deposits – restricted	$—	$(474)
Escrow deposits – mortgage	$—	$(35,898)
Deferred financing costs, net	$—	$(25,780)
Other assets	$(2,586)	$(203,008)
Mortgage notes payable	$—	$3,076,876
Accounts payable and accrued expenses	$(146)	$17,576
Accrued interest payable	$—	$11,256
Other liabilities	$(3,204)	$117,391
Security deposits	$—	$10,949
Issuance of Common Shares	$—	$1,929,868
Noncontrolling Interests – Partially Owned Properties	$—	$28,263
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(25,002)	$(19,195)
Investments in unconsolidated entities	$(35)	$(811)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(2,354)	$(4,371)
Other liabilities	$(7,200)	$(49,316)
Other:
Foreign currency translation adjustments	$(1,718)	$(941)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2014
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$50,000
Balance, end of period	$50,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,605
Conversion of OP Units into Common Shares	1
Exercise of share options	8
Share-based employee compensation expense:
Restricted shares	2
Balance, end of period	$3,616

PAID IN CAPITAL
Balance, beginning of year	$8,561,500
Common Share Issuance:
Conversion of OP Units into Common Shares	1,429
Exercise of share options	25,677
Employee Share Purchase Plan (ESPP)	2,218
Share-based employee compensation expense:
Restricted shares	6,981
Share options	5,330
ESPP discount	587
Common Shares repurchased and retired	(1,777)
Supplemental Executive Retirement Plan (SERP)	4,212
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,308)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(80,615)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	4,146
Balance, end of period	$8,527,380

RETAINED EARNINGS
Balance, beginning of year	$2,047,258
Net income attributable to controlling interests	191,825
Common Share distributions	(361,279)
Preferred Share distributions	(2,072)
Balance, end of period	$1,875,732

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2014
SHAREHOLDERS’ EQUITY (continued)
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(155,162)
Accumulated other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(21,881)
Losses reclassified into earnings from other comprehensive income	8,335
Accumulated other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	1,718
Balance, end of period	$(166,990)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$211,412
Issuance of LTIP Units to Noncontrolling Interests	3
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(1,430)
Equity compensation associated with Noncontrolling Interests	10,319
Net income attributable to Noncontrolling Interests	7,535
Distributions to Noncontrolling Interests	(14,364)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	3,709
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(4,146)
Balance, end of period	$213,038

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$126,583
Net income attributable to Noncontrolling Interests	1,092
Contributions by Noncontrolling Interests	5,684
Distributions to Noncontrolling Interests	(5,272)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,244)
Balance, end of period	$125,843

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Investment in real estate
Land	$6,296,735	$6,192,512
Depreciable property	19,730,737	19,226,047
Projects under development	1,006,992	988,867
Land held for development	306,625	393,522
Investment in real estate	27,341,089	26,800,948
Accumulated depreciation	(5,170,438)	(4,807,709)
Investment in real estate, net	22,170,651	21,993,239
Cash and cash equivalents	76,132	53,534
Investments in unconsolidated entities	142,318	178,526
Deposits – restricted	84,408	103,567
Escrow deposits – mortgage	45,269	42,636
Deferred financing costs, net	63,441	58,486
Other assets	409,183	404,557
Total assets	$22,991,402	$22,834,545

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$5,158,091	$5,174,166
Notes, net	5,923,952	5,477,088
Lines of credit	—	115,000
Accounts payable and accrued expenses	168,225	118,791
Accrued interest payable	78,389	78,309
Other liabilities	331,662	347,748
Security deposits	74,508	71,592
Distributions payable	187,906	243,511
Total liabilities	11,922,733	11,626,205

Commitments and contingencies

Redeemable Limited Partners	440,050	363,144
Capital:
Partners' Capital:
Preference Units	50,000	50,000
General Partner	10,406,728	10,612,363
Limited Partners	213,038	211,412
Accumulated other comprehensive (loss)	(166,990)	(155,162)
Total partners' capital	10,502,776	10,718,613
Noncontrolling Interests – Partially Owned Properties	125,843	126,583
Total capital	10,628,619	10,845,196
Total liabilities and capital	$22,991,402	$22,834,545

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per Unit data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2014	2013	2014	2013
REVENUES
Rental income	$1,280,491	$1,117,106	$649,766	$614,544
Fee and asset management	5,519	4,833	2,802	2,673
Total revenues	1,286,010	1,121,939	652,568	617,217

EXPENSES
Property and maintenance	240,961	212,030	115,388	113,501
Real estate taxes and insurance	165,149	141,837	83,055	76,742
Property management	42,673	44,520	20,555	22,031
Fee and asset management	3,040	3,223	1,378	1,577
Depreciation	375,303	519,526	190,136	323,304
General and administrative	31,328	32,580	13,752	16,085
Total expenses	858,454	953,716	424,264	553,240

Operating income	427,556	168,223	228,304	63,977

Interest and other income	2,637	752	2,032	432
Other expenses	(2,190)	(23,350)	(1,533)	(1,631)
Interest:
Expense incurred, net	(228,973)	(317,417)	(115,924)	(122,950)
Amortization of deferred financing costs	(5,926)	(11,301)	(3,134)	(4,353)
Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of land parcels, discontinued operations and net gain on sales of real estate properties	193,104	(183,093)	109,745	(64,525)
Income and other tax (expense) benefit	(886)	(833)	(646)	(428)
(Loss) from investments in unconsolidated entities	(9,025)	(54,540)	(7,616)	(8,174)
Net gain on sales of land parcels	794	14,616	824	14,616
Income (loss) from continuing operations	183,987	(223,850)	102,307	(58,511)
Discontinued operations, net	1,562	1,621,616	510	395,243
Income before net gain on sales of real estate properties	185,549	1,397,766	102,817	336,732
Net gain on sales of real estate properties	14,903	—	14,903	—
Net income	200,452	1,397,766	117,720	336,732
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,092)	790	(588)	815
Net income attributable to controlling interests	$199,360	$1,398,556	$117,132	$337,547

ALLOCATION OF NET INCOME:
Preference Units	$2,072	$2,072	$1,036	$1,036

General Partner	$189,753	$1,340,373	$111,654	$323,723
Limited Partners	7,535	56,111	4,442	12,788
Net income available to Units	$197,288	$1,396,484	$116,096	$336,511

Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$0.52	$(0.62)	$0.31	$(0.16)
Net income available to Units	$0.53	$3.84	$0.31	$0.90
Weighted average Units outstanding	374,377	362,390	374,551	373,403

Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$0.52	$(0.62)	$0.31	$(0.16)
Net income available to Units	$0.52	$3.84	$0.31	$0.90
Weighted average Units outstanding	376,780	362,390	377,118	373,403

Distributions declared per Unit outstanding	$1.00	$0.80	$0.50	$0.40

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2014	2013	2014	2013
Comprehensive income:
Net income	$200,452	$1,397,766	$117,720	$336,732
Other comprehensive (loss) income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the period	(21,881)	12,337	(9,929)	9,523
Losses reclassified into earnings from other comprehensive income	8,335	12,098	4,206	3,826
Other comprehensive income – other instruments:
Unrealized holding gains arising during the period	—	928	—	501
Other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	1,718	941	1,627	1,814
Other comprehensive (loss) income	(11,828)	26,304	(4,096)	15,664
Comprehensive income	188,624	1,424,070	113,624	352,396
Comprehensive (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,092)	790	(588)	815
Comprehensive income attributable to controlling interests	$187,532	$1,424,860	$113,036	$353,211

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$200,452	$1,397,766
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	375,303	550,488
Amortization of deferred financing costs	5,926	11,529
Amortization of above/below market leases	1,530	1,216
Amortization of discounts and premiums on debt	(5,876)	(23,031)
Amortization of deferred settlements on derivative instruments	8,068	11,830
Write-off of pursuit costs	1,492	3,365
Loss from investments in unconsolidated entities	9,025	54,540
Distributions from unconsolidated entities – return on capital	2,390	588
Net (gain) on sales of land parcels	(794)	(14,616)
Net (gain) on sales of discontinued operations	(224)	(1,588,874)
Net (gain) on sales of real estate properties	(14,903)	—
Unrealized (gain) loss on derivative instruments	(90)	24
Compensation paid with Company Common Shares	21,905	22,089
Changes in assets and liabilities:
(Increase) in deposits – restricted	(1,820)	(12,220)
Decrease in mortgage deposits	187	789
(Increase) in other assets	(7,745)	(4,695)
Increase in accounts payable and accrued expenses	38,951	25,956
Increase (decrease) in accrued interest payable	80	(1,396)
(Decrease) in other liabilities	(17,237)	(11,449)
Increase (decrease) in security deposits	2,916	(6,080)
Net cash provided by operating activities	619,536	417,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	—	(4,000,875)
Investment in real estate – acquisitions	(265,466)	(108,308)
Investment in real estate – development/other	(245,657)	(154,576)
Improvements to real estate	(76,912)	(57,253)
Additions to non-real estate property	(1,818)	(2,801)
Interest capitalized for real estate and unconsolidated entities under development	(25,037)	(20,006)
Proceeds from disposition of real estate, net	48,359	3,764,000
Investments in unconsolidated entities	(9,554)	(53,687)
Distributions from unconsolidated entities – return of capital	64,669	—
Decrease in deposits on real estate acquisitions and investments, net	20,979	65,869
Decrease in mortgage deposits	760	5,089
Acquisition of Noncontrolling Interests – Partially Owned Properties	(5,501)	—
Net cash (used for) investing activities	(495,178)	(562,548)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Loan and bond acquisition costs	$(10,881)	$(18,006)
Mortgage deposits	(3,580)	(2,208)
Mortgage notes payable:
Proceeds	—	683
Lump sum payoffs	(3,064)	(697,897)
Scheduled principal repayments	(6,000)	(6,336)
Notes, net:
Proceeds	1,194,277	1,245,550
Lump sum payoffs	(750,000)	(400,000)
Lines of credit:
Proceeds	3,374,000	8,413,000
Repayments	(3,489,000)	(8,413,000)
(Payments on) settlement of derivative instruments	(733)	(44,013)
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	2,218	2,363
Proceeds from exercise of EQR options	25,685	13,885
OP Units repurchased and retired	(1,777)	—
Payment of offering costs	—	(744)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	5,684	6,769
Contributions – Limited Partners	3	5
Distributions:
OP Units – General Partner	(414,843)	(393,347)
Preference Units	(2,072)	(1,036)
OP Units – Limited Partners	(16,405)	(16,528)
Noncontrolling Interests – Partially Owned Properties	(5,239)	(4,404)
Net cash (used for) financing activities	(101,760)	(315,297)
Net increase (decrease) in cash and cash equivalents	22,598	(460,026)
Cash and cash equivalents, beginning of period	53,534	612,590
Cash and cash equivalents, end of period	$76,132	$152,564

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$226,785	$319,992
Net cash paid for income and other taxes	$843	$1,028
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(1)
Deferred financing costs, net	$5,926	$11,530
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(7,011)	$(24,083)
Notes, net	$1,135	$1,052
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(267)	$(268)
Accumulated other comprehensive income	$8,335	$12,098
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$7,354	$49,507
Other liabilities	$1,671	$5,033
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$2,285	$588
Other liabilities	$105	$—
Unrealized (gain) loss on derivative instruments:
Other assets	$10,611	$(10,753)
Notes, net	$1,452	$(1,523)
Other liabilities	$9,728	$(37)
Accumulated other comprehensive income	$(21,881)	$12,337
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$39,929	$(8,713,217)
Investments in unconsolidated entities	$(33,993)	$(214,677)
Deposits – restricted	$—	$(474)
Escrow deposits – mortgage	$—	$(35,898)
Deferred financing costs, net	$—	$(25,780)
Other assets	$(2,586)	$(203,008)
Mortgage notes payable	$—	$3,076,876
Accounts payable and accrued expenses	$(146)	$17,576
Accrued interest payable	$—	$11,256
Other liabilities	$(3,204)	$117,391
Security deposits	$—	$10,949
Issuance of OP Units	$—	$1,929,868
Noncontrolling Interests – Partially Owned Properties	$—	$28,263
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(25,002)	$(19,195)
Investments in unconsolidated entities	$(35)	$(811)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(2,354)	$(4,371)
Other liabilities	$(7,200)	$(49,316)
Other:
Foreign currency translation adjustments	$(1,718)	$(941)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2014
PARTNERS' CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$50,000
Balance, end of period	$50,000

GENERAL PARTNER
Balance, beginning of year	$10,612,363
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	1,430
Exercise of EQR share options	25,685
EQR's Employee Share Purchase Plan (ESPP)	2,218
Share-based employee compensation expense:
EQR restricted shares	6,983
EQR share options	5,330
EQR ESPP discount	587
OP Units repurchased and retired	(1,777)
Net income available to Units – General Partner	189,753
OP Units – General Partner distributions	(361,279)
Supplemental Executive Retirement Plan (SERP)	4,212
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,308)
Change in market value of Redeemable Limited Partners	(80,615)
Adjustment for Limited Partners ownership in Operating Partnership	4,146
Balance, end of period	$10,406,728

LIMITED PARTNERS
Balance, beginning of year	$211,412
Issuance of LTIP Units to Limited Partners	3
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(1,430)
Equity compensation associated with Units – Limited Partners	10,319
Net income available to Units – Limited Partners	7,535
Units – Limited Partners distributions	(14,364)
Change in carrying value of Redeemable Limited Partners	3,709
Adjustment for Limited Partners ownership in Operating Partnership	(4,146)
Balance, end of period	$213,038

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(155,162)
Accumulated other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(21,881)
Losses reclassified into earnings from other comprehensive income	8,335
Accumulated other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	1,718
Balance, end of period	$(166,990)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2014
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$126,583
Net income attributable to Noncontrolling Interests	1,092
Contributions by Noncontrolling Interests	5,684
Distributions to Noncontrolling Interests	(5,272)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,244)
Balance, end of period	$125,843

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
EQR is the general partner of, and as of June 30, 2014 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of June 30, 2014, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 397 properties located in 12 states and the District of Columbia consisting of 111,491 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	369	100,210
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,752
Partially Owned Properties – Unconsolidated	4	1,669
Military Housing	2	5,007
	397	111,491

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications did not have an impact on net income previously reported. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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
Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of June 30, 2014, the Company has recorded a deferred tax asset, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Other

The Company is the controlling partner in various consolidated partnerships owning 19 properties and 3,752 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $125.8 million at June 30, 2014. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $10.2 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of June 30, 2014, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $53.2 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on June 30, 2014 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

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

In April 2014, the Financial Accounting Standards Board (the "FASB") issued new guidance for reporting discontinued operations. Only disposals representing a strategic shift in operations that has a major effect on a company’s operations and financial results will be presented as discontinued operations. Companies will be required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the discontinued operations. Companies will also be required to disclose the pre-tax income attributable to a disposal of a significant part of a company that does not qualify for discontinued operations reporting. Application of this guidance is prospective from the date of adoption and early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The new standard is effective January 1, 2015 but the Company early adopted it as allowed effective January 1, 2014. Adoption of this standard did not have a material effect on the Company's overall consolidated results of operations or financial position. However, adoption will result in substantially fewer of the Company's dispositions meeting the discontinued operations qualifications. See Note 11 for further discussion.

In May 2014, the FASB issued a comprehensive new revenue recognition standard entitled Revenue from Contracts with Customers that will supersede nearly all existing revenue recognition guidance. The new standard specifically excludes lease contracts. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Companies will likely need to use more judgment and make more estimates than under current revenue recognition guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard will be effective for the Company beginning on January 1, 2017 and early adoption is not permitted. The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the six months ended June 30, 2014:

2014
Common Shares
Common Shares outstanding at January 1,	360,479,260
Common Shares Issued:
Conversion of OP Units	56,536
Exercise of share options	851,514
Employee Share Purchase Plan (ESPP)	47,457
Restricted share grants, net	170,626
Common Shares Other:
Conversion of restricted shares to LTIP Units	(12,146)
Repurchased and retired	(31,240)
Common Shares outstanding at June 30,	361,562,007
Units
Units outstanding at January 1,	14,180,376
LTIP Units, net	200,840
Conversion of restricted shares to LTIP Units	12,146
Conversion of OP Units to Common Shares	(56,536)
Units outstanding at June 30,	14,336,826
Total Common Shares and Units outstanding at June 30,	375,898,833
Units Ownership Interest in Operating Partnership	3.8%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at June 30, 2014 and December 31, 2013.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2014, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $440.1 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the six months ended June 30, 2014 (amounts in thousands):

2014
Balance at January 1,	$363,144
Change in market value	80,615
Change in carrying value	(3,709)
Balance at June 30,	$440,050
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
The following table presents the Company’s issued and outstanding Preferred Shares as of June 30, 2014 and December 31, 2013:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	June 30, 2014	December 31, 2013
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at June 30, 2014 and December 31, 2013	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

(1)	On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the six months ended June 30, 2014:

2014
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	374,659,636
Issued to General Partner:
Exercise of EQR share options	851,514
EQR’s Employee Share Purchase Plan (ESPP)	47,457
EQR's restricted share grants, net	170,626
Issued to Limited Partners:
LTIP Units, net	200,840
OP Units Other:
Repurchased and retired	(31,240)
General and Limited Partner Units outstanding at June 30,	375,898,833
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,180,376
Limited Partner LTIP Units, net	200,840
Conversion of EQR restricted shares to LTIP Units	12,146
Conversion of Limited Partner OP Units to EQR Common Shares	(56,536)
Limited Partner Units outstanding at June 30,	14,336,826
Limited Partner Units Ownership Interest in Operating Partnership	3.8%
The Limited Partners of the Operating Partnership as of June 30, 2014 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at June 30, 2014 and December 31, 2013.
The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2014, the Redeemable Limited Partner Units have a redemption value of approximately $440.1 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the changes in the redemption value of the Redeemable Limited Partners for the six months ended June 30, 2014 (amounts in thousands):

2014
Balance at January 1,	$363,144
Change in market value	80,615
Change in carrying value	(3,709)
Balance at June 30,	$440,050

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of June 30, 2014 and December 31, 2013:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	June 30, 2014	December 31, 2013
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at June 30, 2014 and December 31, 2013	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

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

Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million Common Shares. Considering the repurchase activity for the six months ended June 30, 2014 (see discussion below), EQR has remaining authorization to repurchase an additional 12,968,760 of its shares as of June 30, 2014.

During the six months ended June 30, 2014, EQR repurchased 31,240 of its Common Shares at a price of $56.87 per share for total consideration of approximately $1.8 million. These shares were retired subsequent to the repurchases. Concurrent with these transactions, ERPOP repurchased and retired 31,240 OP Units previously issued to EQR. All of the shares repurchased during the six months ended June 30, 2014 were repurchased from employees at the then current market price to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares.

During the six months ended June 30, 2014, the Company acquired all of its partners' interests in one consolidated partially owned property consisting of 268 apartment units and one consolidated partially owned land parcel for $5.5 million. In conjunction with these transactions, the Company reduced paid in capital (included in general partner's capital in the Operating Partnership's financial statements) by $2.3 million, Noncontrolling Interests – Partially Owned Properties by $2.2 million and other liabilities by $1.0 million.

See Note 6 for a discussion of the Noncontrolling Interests assumed in conjunction with the acquisition of Archstone.

4.	Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014	December 31, 2013
Land	$6,296,735	$6,192,512
Depreciable property:
Buildings and improvements	17,920,222	17,509,609
Furniture, fixtures and equipment	1,302,882	1,214,220
In-Place lease intangibles	507,633	502,218
Projects under development:
Land	391,156	353,574
Construction-in-progress	615,836	635,293
Land held for development:
Land	256,536	341,389
Construction-in-progress	50,089	52,133
Investment in real estate	27,341,089	26,800,948
Accumulated depreciation	(5,170,438)	(4,807,709)
Investment in real estate, net	$22,170,651	$21,993,239

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of June 30, 2014 and December 31, 2013 (amounts in thousands):

Description	Balance Sheet Location	June 30, 2014	December 31, 2013
Assets
Ground lease intangibles – below market	Other Assets	$178,251	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		179,511	179,511
Accumulated amortization		(6,641)	(4,364)
Lease intangible assets, net		$172,870	$175,147

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,500
Lease intangible liabilities		7,670	7,900
Accumulated amortization		(1,678)	(1,161)
Lease intangible liabilities, net		$5,992	$6,739

During the six months ended June 30, 2014 and 2013, the Company amortized approximately $2.2 million and $1.4 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.6 million and $0.2 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income. During the quarters ended June 30, 2014 and 2013, the Company amortized approximately $1.1 million and $1.0 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.3 million and $0.1 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The weighted average amortization period for above and below market ground lease intangibles and retail lease intangibles is 49.8 years and 2.8 years, respectively.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2014	2015	2016	2017	2018	2019

Ground lease intangibles	$2,161	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(469)	(939)	(896)	(540)	(71)	(71)
Total	$1,692	$3,382	$3,425	$3,781	$4,250	$4,250

Archstone Acquisition

On February 27, 2013, the Company, AvalonBay Communities, Inc. (“AVB”) and certain of their respective subsidiaries completed their previously announced acquisition (the “Archstone Acquisition” or the “Archstone Transaction”) from Archstone Enterprise LP (“Enterprise”) (which subsequently changed its name to Jupiter Enterprise LP), an affiliate of Lehman Brothers Holdings Inc. (“Lehman”) and its affiliates, of all of the assets of Enterprise (including interests in various entities affiliated with Enterprise), constituting a portfolio of apartment properties and other assets (the “Archstone Portfolio”).

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

The consideration paid by the Company in connection with the Archstone Acquisition consisted of cash of approximately $4.0 billion (inclusive of $2.0 billion of Archstone secured mortgage principal paid off in conjunction with the closing), 34,468,085 Common Shares (which shares had a total value of $1.9 billion based on the February 27, 2013 closing price of EQR common shares of $55.99 per share) issued to the seller and the assumption of approximately $3.1 billion of mortgage debt (inclusive of a net mark-to-market premium of $127.9 million) and approximately 60% of all of the other assets and liabilities related to the Archstone Portfolio. The cash consideration was funded with proceeds from the issuance of 21,850,000 Common Shares (which shares had a total value of approximately $1.2 billion based on a price of $54.75 per share) in the November/December 2012 public equity offering, asset sales of approximately $4.5 billion that were completed during the year ended December 31, 2013, the Company's $750.0 million unsecured term loan facility (which was subsequently paid off in the second quarter of 2014) and the Company's revolving credit facility.

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

The allocation of fair values of the assets acquired and liabilities assumed has changed from the allocation reported in “Note 4 – Real Estate and Lease Intangibles” in the Notes to Consolidated Financial Statements included in Part II of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 27, 2014. The changes to our valuation assumptions were based on more accurate information concerning the subject assets and liabilities and resulted from information not readily available at the acquisition date, final purchase price settlement with our partner in accordance with the terms of the purchase agreement and reclassification adjustments for presentation. None of these changes had a material impact on our Consolidated Financial Statements. The Company's assessment of the fair values and the allocation of the purchase price to the identified tangible and intangible assets/liabilities at March 31, 2014 was its final and best estimate of fair value. As a result, the Company did not make any changes to its allocation of fair values of the assets acquired and liabilities assumed subsequent to the allocation reported in "Note 4 – Real Estate and Lease Intangibles" in the Notes to Consolidated Financial Statements included in Part I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on May 8, 2014.

The fair values of investment in real estate were determined using internally developed models that were based on market assumptions and comparable sales data as well as external valuations performed by unrelated third parties. The market assumptions used as inputs to the Company’s fair value model include construction costs, leasing assumptions, growth rates, discount rates, terminal capitalization rates and development yields. The Company used data on its existing portfolio of properties and its recent acquisition and development properties, as well as similar market data from third party sources, when available, in determining these inputs (Level 2 and 3). The fair value of Noncontrolling Interests was calculated similar to the investment in real estate described above. The fair value of mortgage debt was calculated using indicative rates, leverage and coverage provided by lenders of similar loans (Level 2). The Common Shares issued to an affiliate of Lehman Brothers Holdings Inc. were valued using the quoted market price of Common Shares (Level 1).

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

As of June 30, 2014, the Company has incurred cumulative Archstone-related expenses of approximately $100.9 million, of which approximately $13.5 million of this total was financing-related and approximately $87.4 million was merger costs. During the six months ended June 30, 2014, the Company expensed nominal amounts of direct merger costs. During the six months ended June 30, 2013, the Company expensed $19.6 million of direct merger costs primarily related to investment banking and legal/accounting fees, which were included in other expenses in the accompanying consolidated statements of operations and comprehensive income. During the six months ended June 30, 2014 and 2013, the Company also expensed $6.2 million and $53.0 million, respectively, of indirect merger costs primarily related to severance and retention obligations, office leases and German operations/sales that were incurred through our 60% interest in unconsolidated joint ventures with AVB, which were included in (loss) from investments in unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income. Finally, during the six months ended June 30, 2013, the Company also expensed $2.5 million of financing-related costs, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive income.

Unaudited Pro Forma Financial Information

Equity Residential

The following table illustrates the effect on net income, earnings per share – basic and earnings per share – diluted as if the Company had consummated the Archstone Acquisition as of January 1, 2012 (amounts in thousands, except per share amounts):

	Six Months Ended	Quarter Ended
	June 30, 2013	June 30, 2013

Total revenues	$1,256,088	$635,078
Income from continuing operations	60,541	96,585
Discontinued operations, net	1,608,374	389,329
Net income	1,668,915	485,914
Net income available to Common Shares	1,601,368	467,237
Earnings per share - basic:
Net income available to Common Shares	$4.45	$1.30
Weighted average Common Shares outstanding (1)	359,509	359,653
Earnings per share - diluted:
Net income available to Common Shares	$4.44	$1.29
Weighted average Common Shares outstanding (1)	375,722	375,910

(1)
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

ERP Operating Limited Partnership

The following table illustrates the effect on net income, earnings per Unit – basic and earnings per Unit – diluted as if the Operating Partnership had consummated the Archstone Acquisition as of January 1, 2012 (amounts in thousands, except per Unit amounts):

	Six Months Ended	Quarter Ended
	June 30, 2013	June 30, 2013

Total revenues	$1,256,088	$635,078
Income from continuing operations	60,541	96,585
Discontinued operations, net	1,608,374	389,329
Net income	1,668,915	485,914
Net income available to Units	1,668,439	485,693
Earnings per Unit - basic:
Net income available to Units	$4.45	$1.30
Weighted average Units outstanding (1)	373,245	373,403
Earnings per Unit - diluted:
Net income available to Units	$4.44	$1.29
Weighted average Units outstanding (1)	375,722	375,910

(1)
Includes an adjustment for Common Shares issued to the public in November/December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the Archstone Acquisition. Concurrent with these transactions, ERPOP issued the same number of OP Units to EQR.

For the six months ended June 30, 2013, acquisition costs of $19.6 million and severance/retention and other costs of $50.9 million related to the Archstone Acquisition are not expected to have a continuing impact on the Company's financial results and therefore have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies or lower borrowing costs that the Company has or may achieve as a result of the acquisition or any strategies that management has or may consider in order to more efficiently manage the Company's operations, nor do they give pro forma effect to any other acquisitions, dispositions or capital markets transactions (excluding the equity offering in November/December 2012 which proceeds were used for the Archstone Acquisition) that the Company completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the Archstone Acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Other

During the six months ended June 30, 2014, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	3	772	$249,610
Land Parcels – Consolidated	—	—	15,790
Total	3	772	$265,400

During the six months ended June 30, 2014, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	1	336	$40,850
Land Parcel	—	—	8,200
Total	1	336	$49,050

The Company recognized a net gain on sales of real estate properties of approximately $14.9 million and a net gain on sales of land parcels of approximately $0.8 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

In addition to the land parcel that was subsequently acquired as discussed in Note 14, the Company has entered into a separate agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Land Parcel	—	—	$3,300
Total	—	—	$3,300

The Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	6	2,005	$306,350
Land Parcel	—	—	54,402
Total	6	2,005	$360,752

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of June 30, 2014 (amounts in thousands except for project and apartment unit amounts):

	Consolidated			Unconsolidated
	Development Projects			Development Projects
	Held for and/or Under Development	Operating	Total	Held for and/or Under Development	Completed, Not Stabilized (3)	Operating	Total

Total projects (1)	—	19	19	—	2	2	4

Total apartment units (1)	—	3,752	3,752	—	945	724	1,669

Balance sheet information at 6/30/14 (at 100%):
ASSETS
Investment in real estate	$329,668	$676,848	$1,006,516	$55,998	$233,411	$108,164	$397,573
Accumulated depreciation	—	(183,571)	(183,571)	—	(6,693)	(7,136)	(13,829)
Investment in real estate, net	329,668	493,277	822,945	55,998	226,718	101,028	383,744
Cash and cash equivalents	4,488	14,125	18,613	454	2,830	1,582	4,866
Investments in unconsolidated entities	—	53,209	53,209	—	—	—	—
Deposits – restricted	34,761	250	35,011	—	130	47	177
Deferred financing costs, net	—	2,318	2,318	53	4	122	179
Other assets	6,679	26,176	32,855	14	41	1,250	1,305
Total assets	$375,596	$589,355	$964,951	$56,519	$229,723	$104,029	$390,271

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable (2)	$—	$360,305	$360,305	$21,982	$145,016	$63,305	$230,303
Accounts payable & accrued expenses	12,313	1,730	14,043	5,095	955	350	6,400
Accrued interest payable	—	1,265	1,265	43	687	42	772
Other liabilities	140	1,252	1,392	—	244	1,046	1,290
Security deposits	—	1,916	1,916	—	279	140	419
Total liabilities	12,453	366,468	378,921	27,120	147,181	64,883	239,184

Noncontrolling Interests – Partially Owned Properties/Partners' equity	117,677	8,166	125,843	27,858	70,428	23,434	121,720
Company equity/General and Limited Partners' Capital	245,466	214,721	460,187	1,541	12,114	15,712	29,367
Total equity/capital	363,143	222,887	586,030	29,399	82,542	39,146	151,087
Total liabilities and equity/capital	$375,596	$589,355	$964,951	$56,519	$229,723	$104,029	$390,271

	Consolidated			Unconsolidated
	Development Projects			Development Projects
	Held for and/or Under Development			Held for and/or Under Development		Operating
					Completed, Not Stabilized (3)
		Operating	Total				Total
Operating information for the six months ended 6/30/14 (at 100%):
Operating revenue	$—	$43,110	$43,110	$—	$7,958	$5,060	$13,018
Operating expenses	154	12,825	12,979	132	3,287	1,856	5,275

Net operating (loss) income	(154)	30,285	30,131	(132)	4,671	3,204	7,743
Depreciation	—	10,768	10,768	—	5,299	2,039	7,338
General and administrative/other	(3)	26	23	—	1	122	123

Operating (loss) income	(151)	19,491	19,340	(132)	(629)	1,043	282
Interest and other income	—	3	3	—	—	—	—
Other expenses	(76)	(32)	(108)	—	—	—	—
Interest:
Expense incurred, net	—	(7,788)	(7,788)	—	(3,864)	(926)	(4,790)
Amortization of deferred financing costs	—	(177)	(177)	—	—	(7)	(7)

(Loss) income before income and other taxes and (loss) from investments in unconsolidated entities	(227)	11,497	11,270	(132)	(4,493)	110	(4,515)
Income and other tax (expense) benefit	—	(45)	(45)	—	(7)	—	(7)
(Loss) from investments in unconsolidated entities	—	(879)	(879)	—	—	—	—

Net (loss) income	$(227)	$10,573	$10,346	$(132)	$(4,500)	$110	$(4,522)

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company with the exception of 50% of the current $22.0 million outstanding debt balance on one unconsolidated development project.

(3)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.

Note:
The above tables exclude the Company's interests in unconsolidated joint ventures entered into with AVB in connection with the Archstone Transaction. These ventures own certain non-core Archstone assets that are held for sale and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests have an aggregate liquidation value of $76.8 million at June 30, 2014. The ventures are owned 60% by the Company and 40% by AVB.

The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $125.8 million at June 30, 2014. The Company does not have any VIEs.

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

San Norterra – This venture developed certain land parcels into a 388 unit apartment building located in Phoenix, Arizona and was completed and stabilized during the quarter ended June 30, 2014. The Company has an 85% equity interest with an initial basis of $16.9 million. Total project costs were approximately $52.8 million and construction was partially funded with a construction loan that was guaranteed by the partner and non-recourse to the Company. The loan has a maximum debt commitment of $34.8 million and a current unconsolidated outstanding balance of $33.0 million; the loan bears interest at LIBOR plus 2.00% and matures January 6, 2015. The partner is the managing member and developed the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

Waterton Tenside – This venture was formed to develop and operate a 336 unit apartment property located in Atlanta, Georgia. The Company has a 20% equity interest with an initial basis of $5.1 million. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $30.3 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

Parc on Powell (formerly known as 1333 Powell) – This venture is currently developing certain land parcels into a 176 unit apartment building located in Emeryville, California. The Company has a 5% equity interest with an initial obligation of approximately $2.1 million. Total project costs are expected to be approximately $75.0 million and construction is being partially funded with a construction loan. The loan has a maximum debt commitment of $39.5 million and a current unconsolidated outstanding balance of $22.0 million; the loan bears interest at LIBOR plus 2.25% and matures August 14, 2015. The Company has given a repayment guaranty on the construction loan of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees. The partner is the managing member. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets, such as interests in a six property portfolio of apartment buildings and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $147.6 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

During the six months ended June 30, 2014, the Company closed on the sale of its unconsolidated interest in the German portfolio fund and the German management company, representing the sale of the majority of the remaining German real estate assets that were acquired by the Residual JV as part of the Archstone Acquisition. The Company's pro rata share of the proceeds/distributions that have been repatriated to the Residual JV and received by the Company as a result of the German dispositions was approximately $64.7 million during the six months ended June 30, 2014 and $83.6 million cumulatively since the closing of the Archstone Acquisition.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the year ended December 31, 2013, the Company purchased with AVB $65.0 million (of which the Company's 60% share was $39.0 million) of the preferred interests assumed by Legacy JV. At June 30, 2014, the remaining preferred interests have an aggregate liquidation value of $76.8 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

Other

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of June 30, 2014, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $327.9 million, of which Toll Brothers' noncontrolling interest balance totaled $117.4 million.

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These projects are now unconsolidated. Details of these projects follow:

•
Nexus Sawgrass – This development project is substantially complete. Total project costs are expected to be approximately $79.0 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $48.6 million; the loan bears interest at 5.60% and matures January 1, 2021.

•
Domain – This development project is substantially complete. Total project costs are expected to be approximately $155.8 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $96.4 million; the loan bears interest at 5.75% and matures January 1, 2022.

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

7.	Deposits – Restricted and Escrow Deposits – Mortgage

The following table presents the Company’s restricted deposits as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014	December 31, 2013
Earnest money on pending acquisitions	$830	$4,514
Restricted deposits on real estate investments	36,476	53,771
Resident security and utility deposits	46,597	44,777
Other	505	505
Totals	$84,408	$103,567

The following table presents the Company’s escrow deposits as of June 30, 2014 and December 31, 2013 (amounts in thousands):

	June 30, 2014	December 31, 2013
Real estate taxes and insurance	$3,500	$3,687
Replacement reserves	3,469	4,229
Mortgage principal reserves/sinking funds	37,448	33,868
Other	852	852
Totals	$45,269	$42,636

8.    Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of June 30, 2014, the Company had outstanding mortgage debt of approximately $5.2 billion.

During the six months ended June 30, 2014, the Company:

▪	Repaid $9.1 million of mortgage loans.

As of June 30, 2014, the Company had $700.5 million of secured debt subject to third party credit enhancement.

As of June 30, 2014, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 1, 2061. At June 30, 2014, the interest rate range on the Company’s mortgage debt was 0.03% to 7.25%. During the six months ended June 30, 2014, the weighted average interest rate on the Company’s mortgage debt was 4.23%.

Notes

As of June 30, 2014, the Company had outstanding unsecured notes of approximately $5.9 billion.

During the six months ended June 30, 2014, the Company:

▪	Repaid its $750.0 million unsecured term loan facility in conjunction with the note issuances discussed below;

▪
Issued $450.0 million of five-year 2.375% fixed rate public notes, receiving net proceeds of $449.6 million before underwriting fees and other expenses, at an all-in effective interest rate of 2.52% and swapped the notes to a floating interest rate in conjunction with the issuance (see Note 9 for further discussion); and

▪
Issued $750.0 million of thirty-year 4.50% fixed rate public notes, receiving net proceeds of $744.7 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 4.57% after termination of various forward starting swaps in conjunction with the issuance (see Note 9 for further discussion).

As of June 30, 2014, scheduled maturities for the Company’s outstanding notes were at various dates through 2044. At June 30, 2014, the interest rate range on the Company’s notes was 2.375% to 7.57%. During the six months ended June 30, 2014, the weighted average interest rate on the Company’s notes was 4.97%.

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

As of June 30, 2014, the amount available on the credit facility was $2.47 billion (net of $34.8 million which was restricted/dedicated to support letters of credit). During the six months ended June 30, 2014, the weighted average interest rate was 0.96%.

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

The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $5.2 billion and $5.9 billion, respectively, at June 30, 2014. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $5.2 billion (Level 2) and $6.4 billion (Level 2), respectively, at June 30, 2014. The carrying values of the Company's mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.2 billion and $5.6 billion, respectively, at December 31, 2013. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion (Level 2) and $5.9 billion (Level 2), respectively, at December 31, 2013. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, lines of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

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

The following table summarizes the Company’s consolidated derivative instruments at June 30, 2014 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$450,000	$100,000
Lowest Possible Notional	$450,000	$100,000
Highest Possible Notional	$450,000	$100,000
Lowest Interest Rate	2.375%	3.140%
Highest Interest Rate	2.375%	3.191%
Earliest Maturity Date	2019	2025
Latest Maturity Date	2019	2025

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375%notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)
Forward Starting Swaps – Designed to partially fix interest rates in advance of a planned future debt issuance. These swaps have mandatory counterparty terminations in 2016, and are targeted to 2015 issuances.

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). Employee holdings other than Common Shares within the supplemental executive retirement plan (the “SERP”) are valued using quoted market prices for identical assets and are included in other assets and other liabilities on the consolidated balance sheets. Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are valued using the quoted market price of Common Shares. The fair values disclosed for mortgage notes payable and unsecured debt (including its line of credit) were calculated using indicative rates provided by lenders of similar loans in the case of mortgage notes payable and the private unsecured debt (including its line of credit) and quoted market prices for each underlying issuance in the case of the public unsecured notes.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	6/30/2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,452	$—	$1,452	$—
Supplemental Executive Retirement Plan	Other Assets	97,543	97,543	—	—
Total		$98,995	$97,543	$1,452	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$2,346	$—	$2,346	$—
Supplemental Executive Retirement Plan	Other Liabilities	97,543	97,543	—	—
Total		$99,889	$97,543	$2,346	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$440,050	$—	$440,050	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$18,710	$—	$18,710	$—
Supplemental Executive Retirement Plan	Other Assets	83,845	83,845	—	—
Total		$102,555	$83,845	$18,710	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$83,845	$83,845	$—	$—
Total		$83,845	$83,845	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$363,144	$—	$363,144	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2014 and 2013, respectively (amounts in thousands):

June 30, 2014 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$1,452	Fixed rate debt	Interest expense	$(1,452)
Total		$1,452			$(1,452)

June 30, 2013 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,524)	Fixed rate debt	Interest expense	$1,524
Total		$(1,524)			$1,524

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2014 and 2013, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
June 30, 2014 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(21,790)	Interest expense	$(8,335)	Interest expense	$91
Total	$(21,790)		$(8,335)		$91

	Effective Portion			Ineffective Portion
June 30, 2013 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$12,337	Interest expense	$(12,098)	N/A	$—
Total	$12,337		$(12,098)		$—
As of June 30, 2014 and December 31, 2013, there were approximately $169.3 million and $155.8 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at June 30, 2014, the Company may recognize an estimated $22.0 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending June 30, 2015.

In June 2014, the Company paid a net $2.0 million to settle seven forward starting ten-year swaps in conjunction with the issuance of $750.0 million of thirty-year fixed rate public notes. The ineffective portion of approximately $0.1 million was recorded as a decrease to interest expense and accrued interest of approximately $1.3 million was recorded as an increase to interest expense. The remaining amount of approximately $0.8 million will be deferred as a component of accumulated other comprehensive (loss) and recognized as an increase to interest expense over the first nine years and ten months of the notes.

10.    Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2014	2013	2014	2013
Numerator for net income per share – basic:
Income (loss) from continuing operations	$183,987	$(223,850)	$102,307	$(58,511)
Allocation to Noncontrolling Interests – Operating Partnership, net	(7,475)	9,078	(4,422)	2,231
Net gain on sales of real estate properties	14,903	—	14,903	—
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,092)	790	(588)	815
Preferred distributions	(2,072)	(2,072)	(1,036)	(1,036)
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	188,251	(216,054)	111,164	(56,501)
Discontinued operations, net of Noncontrolling Interests	1,502	1,556,427	490	380,224
Numerator for net income per share – basic	$189,753	$1,340,373	$111,654	$323,723
Numerator for net income per share – diluted (1):
Income from continuing operations	$183,987		$102,307
Net gain on sales of real estate properties	14,903		14,903
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,092)		(588)
Preferred distributions	(2,072)		(1,036)
Income from continuing operations available to Common Shares	195,726		115,586
Discontinued operations, net	1,562		510
Numerator for net income per share – diluted (1)	$197,288	$1,340,373	$116,096	$323,723
Denominator for net income per share – basic and diluted (1):
Denominator for net income per share – basic	360,641	348,654	360,809	359,653
Effect of dilutive securities:
OP Units	13,736		13,742
Long-term compensation shares/units	2,403		2,567
Denominator for net income per share – diluted (1)	376,780	348,654	377,118	359,653
Net income per share – basic	$0.53	$3.84	$0.31	$0.90
Net income per share – diluted	$0.52	$3.84	$0.31	$0.90
Net income per share – basic:
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.522	$(0.620)	$0.308	$(0.157)
Discontinued operations, net of Noncontrolling Interests	0.004	4.464	0.001	1.057
Net income per share – basic	$0.526	$3.844	$0.309	$0.900
Net income per share – diluted (1):
Income (loss) from continuing operations available to Common Shares	$0.520	$(0.620)	$0.307	$(0.157)
Discontinued operations, net	0.004	4.464	0.001	1.057
Net income per share – diluted	$0.524	$3.844	$0.308	$0.900

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the six months and quarter ended June 30, 2013.

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2014	2013	2014	2013
Numerator for net income per Unit – basic and diluted (1):
Income (loss) from continuing operations	$183,987	$(223,850)	$102,307	$(58,511)
Net gain on sales of real estate properties	14,903	—	14,903	—
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,092)	790	(588)	815
Allocation to Preference Units	(2,072)	(2,072)	(1,036)	(1,036)
Income (loss) from continuing operations available to Units	195,726	(225,132)	115,586	(58,732)
Discontinued operations, net	1,562	1,621,616	510	395,243
Numerator for net income per Unit – basic and diluted (1)	$197,288	$1,396,484	$116,096	$336,511
Denominator for net income per Unit – basic and diluted (1):
Denominator for net income per Unit - basic	374,377	362,390	374,551	373,403
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,403		2,567
Denominator for net income per Unit – diluted (1)	376,780	362,390	377,118	373,403
Net income per Unit – basic	$0.53	$3.84	$0.31	$0.90
Net income per Unit – diluted	$0.52	$3.84	$0.31	$0.90
Net income per Unit – basic:
Income (loss) from continuing operations available to Units	$0.522	$(0.620)	$0.308	$(0.157)
Discontinued operations, net	0.004	4.464	0.001	1.057
Net income per Unit – basic	$0.526	$3.844	$0.309	$0.900
Net income per Unit – diluted (1):
Income (loss) from continuing operations available to Units	$0.520	$(0.620)	$0.307	$(0.157)
Discontinued operations, net	0.004	4.464	0.001	1.057
Net income per Unit – diluted	$0.524	$3.844	$0.308	$0.900

(1)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the six months and quarter ended June 30, 2013.

11.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any, for properties sold in 2013 and prior years. The amounts included in discontinued operations for the six months and quarter ended June 30, 2014 represent trailing activity for properties sold in 2013 and prior years. None of the properties sold during the six months and quarter ended June 30, 2014 met the new criteria for reporting discontinued operations. See Note 2 for further discussion.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets for properties sold in 2013 and prior years during the six months and quarters ended June 30, 2014 and 2013 (amounts in thousands).

	Six Months Ended June 30,		Quarter Ended June 30,
	2014	2013	2014	2013
REVENUES
Rental income	$1,275	$107,956	$252	$26,174
Total revenues	1,275	107,956	252	26,174

EXPENSES (1)
Property and maintenance	(41)	31,449	(89)	11,025
Real estate taxes and insurance	(6)	10,867	(19)	2,273
Property management	—	1	—	—
Depreciation	—	30,962	—	7,146
General and administrative	51	73	46	65
Total expenses	4	73,352	(62)	20,509

Discontinued operating income	1,271	34,604	314	5,665

Interest and other income	80	90	45	38
Other expenses	—	(3)	—	(1)
Interest (2):
Expense incurred, net	—	(1,258)	—	(6)
Amortization of deferred financing costs	—	(228)	—	—
Income and other tax (expense) benefit	(13)	(463)	(2)	(405)

Discontinued operations	1,338	32,742	357	5,291
Net gain on sales of discontinued operations	224	1,588,874	153	389,952

Discontinued operations, net	$1,562	$1,621,616	$510	$395,243

(1)	Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold.

12.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws. Compliance by the Company with existing laws has not had a material adverse effect on the Company. However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys' fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at June 30, 2014. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of June 30, 2014, the Company has 12 consolidated projects (including Prism at Park Avenue South in New York City which the Company is jointly developing with Toll Brothers that is discussed below) totaling 3,871 apartment units in various stages of development with commitments to fund of approximately $1.0 billion and estimated completion dates ranging through September 30, 2016, as well as other completed development projects that are in various stages of lease up or are stabilized. Some of the projects are being developed solely by the Company, while others are being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company is the "general" or "managing" partner of the development ventures.

As of June 30, 2014, the Company has one unconsolidated project totaling 176 apartment units under development with an estimated completion date of December 31, 2014, as well as other completed development projects that are in various stages of lease up or are stabilized. These projects are all being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company currently has no further funding obligations for Domain, Nexus Sawgrass and San Norterra. While the Company is the managing member of the Domain and Nexus Sawgrass joint ventures, was responsible for constructing both projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The Domain and Nexus Sawgrass buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements. The respective partner for San Norterra and Parc on Powell (formerly known as 1333 Powell) is the “general” or “managing” partner of the development venture and the Company does not have substantive kick-out or participating rights. The Company has given a repayment guaranty on the construction loan for Parc on Powell of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of June 30, 2014, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $327.9 million, of which Toll Brothers' noncontrolling interest balance totaled $117.4 million.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2014 and 2013, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations and comprehensive income). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2014 and 2013, respectively, as well as total assets and capital expenditures at June 30, 2014 (amounts in thousands):

	Six Months Ended June 30, 2014			Six Months Ended June 30, 2013
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Boston	$125,024	$41,414	$83,610	$120,455	$39,651	$80,804
Denver	54,123	15,098	39,025	50,494	14,987	35,507
New York	225,407	88,102	137,305	217,297	83,745	133,552
San Francisco	165,343	52,960	112,383	152,459	54,109	98,350
Seattle	76,702	25,805	50,897	71,548	24,553	46,995
South Florida	97,893	36,404	61,489	93,289	35,417	57,872
Southern California	207,272	69,450	137,822	198,366	69,149	129,217
Washington DC	222,135	72,499	149,636	223,807	71,049	152,758
Non-core	65,607	24,495	41,112	63,715	23,931	39,784
Total same store	1,239,506	426,227	813,279	1,191,430	416,591	774,839

Non-same store/other (2) (3)
Boston	1,817	413	1,404	1,154	255	899
Seattle	4,444	1,779	2,665	1,303	374	929
South Florida	2,041	1,301	740	24	146	(122)
Southern California	15,623	7,452	8,171	5,397	2,593	2,804
Washington DC	10,840	3,857	6,983	5,320	1,862	3,458
Other (3)	6,220	7,754	(1,534)	4,901	13,295	(8,394)
Total non-same store/other	40,985	22,556	18,429	18,099	18,525	(426)

Archstone pre-ownership (4)	—	—	—	(92,423)	(36,729)	(55,694)
Total	$1,280,491	$448,783	$831,708	$1,117,106	$398,387	$718,719

(1)
Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2013, less properties subsequently sold, which represented 100,648 apartment units. Also includes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(2)
Non-same store primarily includes properties acquired after January 1, 2013, plus any properties in lease-up and not stabilized as of January 1, 2013, but excludes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold in 2014 that do not meet the new discontinued operations criteria.

(4)	Represents pro forma Archstone pre-ownership results for the period January 1, 2013 to February 27, 2013 that is included in 2013 same store results.

	Quarter Ended June 30, 2014			Quarter Ended June 30, 2013
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Boston	$63,117	$19,259	$43,858	$61,401	$19,444	$41,957
Denver	27,511	7,648	19,863	25,524	7,770	17,754
New York	114,221	41,898	72,323	109,299	40,634	68,665
San Francisco	84,082	26,305	57,777	77,514	25,955	51,559
Seattle	38,977	13,037	25,940	36,176	12,316	23,860
South Florida	49,456	18,220	31,236	47,051	17,774	29,277
Southern California	104,608	34,811	69,797	100,156	34,275	65,881
Washington DC	111,739	35,102	76,637	112,815	35,165	77,650
Non-core	33,035	11,806	21,229	32,110	11,880	20,230
Total same store	626,746	208,086	418,660	602,046	205,213	396,833

Non-same store/other (2) (3)
Boston	790	202	588	898	201	697
Seattle	2,756	1,042	1,714	1,271	373	898
South Florida	1,241	760	481	14	68	(54)
Southern California	8,446	4,261	4,185	4,106	1,976	2,130
Washington DC	5,906	1,954	3,952	3,512	1,209	2,303
Other (3)	3,881	2,693	1,188	2,697	3,234	(537)
Total non-same store/other	23,020	10,912	12,108	12,498	7,061	5,437

Total	$649,766	$218,998	$430,768	$614,544	$212,274	$402,270

(1)
Same store primarily includes all properties acquired or completed and stabilized prior to April 1, 2013, less properties subsequently sold, which represented 100,648 apartment units. Also includes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(2)
Non-same store primarily includes properties acquired after April 1, 2013, plus any properties in lease-up and not stabilized as of April 1, 2013, but excludes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold in 2014 that do not meet the new discontinued operations criteria.

	Six Months Ended June 30, 2014
	Total Assets	Capital Expenditures
Same store (1)
Boston	$1,953,627	$8,814
Denver	530,832	1,904
New York	4,720,592	8,202
San Francisco	2,753,902	12,704
Seattle	1,046,051	5,264
South Florida	1,170,295	7,600
Southern California	2,978,750	11,953
Washington DC	4,270,418	14,834
Non-core	605,225	3,123
Total same store	20,029,692	74,398

Non-same store/other (2) (3)
Boston	48,830	630
Seattle	226,604	281
South Florida	70,896	16
Southern California	511,343	645
Washington DC	306,594	852
Other (3)	1,797,443	90
Total non-same store/other	2,961,710	2,514
Total	$22,991,402	$76,912

(1)
Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2013, less properties subsequently sold, which represented 100,648 apartment units. Also includes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(2)
Non-same store primarily includes properties acquired after January 1, 2013, plus any properties in lease-up and not stabilized as of January 1, 2013, but excludes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(3)	Other includes development, other corporate operations and capital expenditures for properties sold.

Note: Markets/Metro Areas aggregated in the above Southern California and Non-core segments are as follows:
(a) Southern California – Los Angeles, Orange County and San Diego.
(b) Non-core – Inland Empire, CA, New England (excluding Boston), Orlando and Phoenix.
The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2014 and 2013, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2014	2013	2014	2013
Rental income	$1,280,491	$1,117,106	$649,766	$614,544
Property and maintenance expense	(240,961)	(212,030)	(115,388)	(113,501)
Real estate taxes and insurance expense	(165,149)	(141,837)	(83,055)	(76,742)
Property management expense	(42,673)	(44,520)	(20,555)	(22,031)
Total operating expenses	(448,783)	(398,387)	(218,998)	(212,274)
Net operating income	$831,708	$718,719	$430,768	$402,270

14.	Subsequent Events/Other

Subsequent Events

Subsequent to June 30, 2014, the Company:

•	Acquired one land parcel for $13.0 million;

•	Repaid $60.7 million in mortgage loans; and

•
Closed on the sale of its unconsolidated interest in the remaining Residual JV wholly-owned German real estate assets that were acquired as part of the Archstone Acquisition. With this sale, all German real estate assets have now been sold.

Other

During the six months ended June 30, 2014 and 2013, the Company incurred charges of $0.1 million and $0.1 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties (excluding the Archstone Transaction) and $1.5 million and $3.4 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $1.6 million and $3.5 million, respectively, are included in other expenses in the accompanying consolidated statements of operations and comprehensive income. See Note 4 for details on the property acquisition costs related to the Archstone Transaction.

During the six months ended June 30, 2014, the Company received $2.3 million for the settlement of various litigation/insurance claims, which are included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

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
EQR is the general partner of, and as of June 30, 2014 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its core markets. As of June 30, 2014, the Company had approximately 3,600 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 162,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $15.6 billion, acquired over 67,000 apartment units primarily in its core markets for approximately $19.2 billion and began approximately $4.7 billion of development projects primarily in its core markets. We are currently seeking to acquire and develop assets primarily in the following six core coastal metropolitan areas: Boston, New York, Washington DC, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 11.9% of our NOI at June 30, 2014) in the two core markets of South Florida and Denver but do not currently intend to acquire or develop new assets in these markets. Further, we are in the process of exiting Phoenix and Orlando and will use sales proceeds from these markets to acquire and/or develop new assets and for other corporate purposes.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties and takes options on land or acquires land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of June 30, 2014, no single market/metropolitan area accounted for more than 18.6% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
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

Current Environment

During the six months ended June 30, 2014, the Company acquired three consolidated rental properties consisting of 772 apartment units for $249.6 million and one land parcel and development rights at one of its existing land sites for $15.8 million. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage, which was demonstrated in the Archstone Transaction that closed in 2013. The Company currently budgets consolidated rental acquisitions of approximately $500.0 million during the year ending December 31, 2014 to be funded with proceeds from rental dispositions (see discussion below).

The Company started construction on three projects representing 1,145 apartment units totaling approximately $614.3 million of development costs during the six months ended June 30, 2014. The Company expects to increase its development activity as compared to the past few years and has budgeted up to $1.6 billion combined of new apartment construction starts on land currently owned during the years ending December 31, 2014 and 2015, with up to $1.0 billion occurring in 2014 and the balance occurring in 2015. We currently budget spending approximately $500.0 million on development costs during the year ending December 31, 2014. This capital will be primarily sourced with excess operating cash flow and borrowings on our revolving credit facility.

The Company expects to continue to sell non-core assets and reduce its exposure to non-core markets as we believe these assets will have lower long-term returns and we can sell them for prices that we believe are favorable. The Archstone Transaction that closed in 2013 provided an opportunity to accelerate this strategy and do so efficiently through the use of Section 1031 tax deferred exchanges. Over the past several years, dispositions combined with reinvestment of the cash proceeds in assets with lower cap rates (see definition below) were dilutive to our earnings per share. The Company defines dilution from transactions as the lost NOI from sales proceeds that were not reinvested in other apartment properties or were reinvested in properties with a lower cap rate. Beginning in 2014 and going forward, the Company expects a decrease in dilution due to our reduced disposition expectations and the locations of our planned dispositions. The Company sold one consolidated rental property consisting of 336 apartment units for $40.9 million and a land parcel for $8.2 million during the six months ended June 30, 2014. The Company currently budgets consolidated rental dispositions of approximately $500.0 million during the year ending December 31, 2014.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In June 2014, the Company completed a $450.0 million unsecured five year note offering with a coupon of 2.375% and an all-in effective interest rate of approximately 2.52% as well as a $750.0 million unsecured thirty year note offering with a coupon of 4.5% and an all-in effective interest rate of approximately 4.57%. The Company used the proceeds from these offerings to repay its $750.0 million unsecured term loan facility that was scheduled to mature on January 11, 2015 and to repay the outstanding balance on its revolving credit facility. In October 2013, the Company used cash on hand from dispositions to repay $963.5 million outstanding of 5.883% mortgage debt assumed as part of the Archstone Transaction prior to the November 1, 2014 maturity date. Also in October 2013, the Company closed a new $800.0 million mortgage loan from a large insurance company which matures on November 10, 2023, is interest only and carries a fixed interest rate of 4.21%. The Company used the loan proceeds from this new loan to simultaneously repay $825.0 million of a $1.27 billion mortgage loan assumed as part of the Archstone Transaction. The approximately $440.0 million balance will remain outstanding, continue to mature in November 2017 and continue to carry a fixed interest rate of 6.256%. The Company believes it has obtained favorable interest terms on all of this long term debt and has substantially extended the duration of its debt maturities as well as reduced its 2014, 2015 and 2017 maturities as a percentage of outstanding debt.

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

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”). Through their lender originator networks, the GSEs are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, further reductions in their size or the scale of their activities or loss of key personnel could have a significant impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. The regulator of the GSEs required the GSEs to decrease their 2013 multifamily lending activities by 10% compared to 2012 levels. No such mandate is expected to be announced for 2014, however, it remains unclear if future reductions or changes could be mandated. The GSEs' regulator may require the GSEs to focus more of their lending activities on properties that the regulator deems affordable, which may or may not include the Company's assets. Reductions in GSE activity or increases in GSE loan pricing may also provide a competitive advantage to us by making the cost of financing multifamily properties more expensive for other multifamily owners while the Company continues to have access to cheaper capital in the public and private debt and equity markets. Over time, we expect that other lenders, including the commercial mortgage-backed securities market and life insurance companies, will become larger sources of debt capital to the multifamily market because multifamily properties are attractive to lenders due to their relatively stable cash flows.

We expect continued growth in revenue (anticipated 2014 same store revenue increase ranging from 3.9% to 4.1%) and NOI (anticipated 2014 same store NOI increase ranging from 4.5% to 5.0%) and are optimistic that the continued strength in fundamentals across most of our markets will produce solid performance through 2014. These same store revenue and NOI growth assumptions are both towards the high end of the Company's original projections budgeted in February 2014. These same-store assumptions include the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. During the first half of 2014, same store revenues increased 4.0% over the first half of 2013. We believe the key drivers behind the anticipated increase in revenue are base rent pricing for new residents, renewal pricing for existing residents, resident turnover and physical occupancy. For 2014, we now expect average base rent growth of 3.5% (vs. original guidance of 3.25%), an increase in renewal rates of 5.0% (vs. original guidance of 4.75%), occupancy of 95.5% (vs. original guidance of 95.4%) and turnover at 51.0% (vs. original guidance of 51.5%).

With the exception of Washington, D.C., all of our other markets are generally performing better than original expectations back in February 2014. As noted above, demand for our apartments has been stronger than expected, with higher occupancy and lower turnover due in part to declines in move outs to buy new homes. In general, new supply continues to be absorbed in an orderly fashion with lease-ups occurring faster than expected with only minimal impact on rents at nearby stabilized assets. However, Washington D.C. continues to show signs of stress as substantial new supply and the impact of sequestration and furloughs have dampened the metro area economy. We expect our Washington D.C. results to produce a 1% decline in same store revenues during 2014, which will likely reduce our expected Company-wide same store revenue growth by 1%. Despite slow growth in the overall economy and the issues noted in Washington D.C., our business continues to perform well because of the combined forces of demographics, household formations and increasing consumer preference for the flexibility of rental housing, all of which should ensure a continued strong demand for rental housing.

The Company anticipates that 2014 same store expenses will increase 2.25% to 2.75%, in line with previous expectations, primarily due to increases in real estate taxes, which are now expected to increase 6.2%, and utilities, which are now expected to increase between 6% and 7%. During the first half of 2014, same store expenses increased 2.3% over the first half of 2013, with real estate taxes up 6.2% and utilities up 8.0%. The increase in real estate taxes is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment values and fundamentals as well as the continued burn off of 421a tax abatements in New York City. The increase in utilities is primarily due to a combination of increases in natural gas prices, increased consumption of gas and electric due to historically low temperatures and increases in water and sewer costs as many municipalities have antiquated systems with limited revenue for modernization. Expense growth in the controllable property level expenses (excluding real estate taxes and utilities) declined 1.8% as the Company leverages the geographic locations of its new same-store portfolio (as a result of the Archstone Transaction and the 2013 disposition program) and technology to lower costs, which should partially offset the increase in real estate taxes and utilities. We expect that the beneficial impact resulting from Archstone synergies will continue to diminish over the remainder of the year.

We believe that the Company is well-positioned as of June 30, 2014 because our properties are geographically diverse, were approximately 95.3% occupied (96.1% on a same store basis) and the long-term demographic picture is positive. We believe certain market areas, especially Washington D.C., downtown Boston and Cambridge and Seattle, will see substantial near term multifamily supply yet total new supply levels for our core markets remain within historical ranges. We believe over the longer term that our core markets will absorb future supply without material marketwide disruption because of the high occupancy levels we currently experience and increasing household formations. We have seen evidence of this in Seattle as supply has been absorbed and rental rates continue to grow. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the six months ended June 30, 2014 as follows:

▪
Acquired one consolidated apartment property consisting of 430 apartment units for $143.0 million at a cap rate (see definition below) of 4.9%, one land parcel for $10.3 million and additional development rights at one of its existing land sites for $5.5 million;

▪
Acquired two consolidated apartment properties, one that just completed lease up and the other which is still in lease up, consisting of 342 apartment units for $106.6 million and are expected to stabilize at a 6.4% yield on cost and a 4.9% yield on cost, respectively; and

▪
Sold one consolidated apartment property consisting of 336 apartments units for $40.9 million at a cap rate of 6.7% generating an unlevered internal rate of return ("IRR"), inclusive of management costs, of 7.9%, and a land parcel for $8.2 million.

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

Properties that the Company owned and were stabilized (see definition below) for all of both of the six months ended June 30, 2014 and 2013 as well as the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company (the “Six-Month 2014 Same Store Properties”), which represented 100,648 apartment units, and properties that the Company owned and were stabilized for all of both of the quarters ended June 30, 2014 and 2013 (the "Second Quarter 2014 Same Store Properties"), which represented 100,648 apartment units, impacted the Company's results of operations. Both the Six-Month 2014 Same Store Properties and the Second Quarter 2014 Same Store Properties are discussed in the following paragraphs.

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the six months and quarter ended June 30, 2014:

	Six Months Ended		Quarter Ended
	June 30, 2014		June 30, 2014
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	296	80,247	375	100,984

2012 acquisitions	9	1,896	—	—
2013 acquisitions	77	22,103	—	—
2013 acquisitions not yet included in same store (1)	(1)	(322)	—	—
2013 acquisitions not yet stabilized (2)	(2)	(613)	—	—
2013 acquisitions not managed by the Company (3)	(3)	(853)	—	—
2013 acquisitions not consolidated	(1)	(336)	—	—
2013 acquisitions disposed of in 2013 (4)	(3)	(1,536)	—	—
2014 dispositions	(1)	(336)	(1)	(336)
Lease-up properties stabilized	3	374	—	—
Other	—	24	—	—
Same Store Properties at June 30, 2014	374	100,648	374	100,648

	Six Months Ended		Quarter Ended
	June 30, 2014		June 30, 2014
	Properties	Apartment Units	Properties	Apartment Units
Same Store	374	100,648	374	100,648

Non-Same Store:
2014 acquisitions	1	430	1	430
2014 acquisitions not yet stabilized (2)	2	342	2	342
2013 acquisitions not yet included in same store (1)	1	322	1	322
2013 acquisitions not yet stabilized (2)	2	613	2	613
2013 acquisitions not managed by the Company (3)	3	853	3	853
2013 acquisitions not consolidated	1	336	1	336
Lease-up properties not yet stabilized (2)	10	2,939	10	2,939
Other	1	1	1	1
Total Non-Same Store	21	5,836	21	5,836
Military Housing (not consolidated)	2	5,007	2	5,007
Total Properties and Apartment Units	397	111,491	397	111,491

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

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the six months and quarters ended June 30, 2014 and 2013. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the six months ended June 30, 2014 to the six months ended June 30, 2013

For the six months ended June 30, 2014, the Company reported diluted earnings per share/unit of $0.52 compared to $3.84 per share/unit in the same period of 2013. The difference is primarily due to approximately $1.6 billion in higher gains on property sales in 2013 vs. 2014, partially offset by $66.3 million of higher merger-related expenses incurred in 2013 vs. 2014 in connection with the Archstone Acquisition, $71.4 million of prepayment penalties incurred in 2013 in connection with early debt extinguishment of existing mortgage notes payable to manage the Company's post Archstone 2017 maturities profile and higher depreciation in 2013 as a direct result of in-place residential lease intangibles acquired in the Archstone Transaction.

For the six months ended June 30, 2014, income from continuing operations increased approximately $407.8 million when compared to the six months ended June 30, 2013. The increase in continuing operations is discussed below.

Revenues from the Six-Month 2014 Same Store Properties increased $48.1 million primarily as a result of an increase in average rental rates charged to residents, slightly higher occupancy and a decrease in turnover. Expenses from the Six-Month 2014 Same Store Properties increased $9.6 million primarily due to increases in real estate taxes and utilities, partially offset by lower on-site payroll and property management costs. The following tables provide comparative same store results and statistics for the Six-Month 2014 Same Store Properties:

June YTD 2014 vs. June YTD 2013
Same Store Results/Statistics for 100,648 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
YTD 2014	$1,239,506	$426,227	$813,279	$2,152	95.4%	25.6%
YTD 2013	$1,191,430	$416,591	$774,839	$2,072	95.3%	26.5%
Change	$48,076	$9,636	$38,440	$80	0.1%	(0.9%)
Change	4.0%	2.3%	5.0%	3.9%

Note: Same store results/statistics include 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Six-Month 2014 Same Store Properties:

June YTD 2014 vs. June YTD 2013
Same Store Operating Expenses for 100,648 Same Store Apartment Units
$ in thousands

	Actual YTD 2014	Actual YTD 2013	$ Change	% Change	% of Actual YTD 2014 Operating Expenses
Real estate taxes	$146,077	$137,553	$8,524	6.2%	34.3%
On-site payroll (1)	87,506	88,704	(1,198)	(1.4%)	20.5%
Utilities (2)	66,708	61,768	4,940	8.0%	15.7%
Repairs and maintenance (3)	52,991	51,945	1,046	2.0%	12.4%
Property management costs (4)	37,805	39,317	(1,512)	(3.8%)	8.9%
Insurance	12,459	12,609	(150)	(1.2%)	2.9%
Leasing and advertising	5,063	6,135	(1,072)	(17.5%)	1.2%
Other on-site operating expenses (5)	17,618	18,560	(942)	(5.1%)	4.1%
Same store operating expenses	$426,227	$416,591	$9,636	2.3%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the Six-Month 2014 Same Store Properties:

	Six Months Ended June 30,
	2014	2013
	(Amounts in thousands)
Operating income	$427,556	$168,223
Adjustments:
Archstone pre-ownership operating results	—	55,694
Non-same store operating results	(18,429)	426
Fee and asset management revenue	(5,519)	(4,833)
Fee and asset management expense	3,040	3,223
Depreciation	375,303	519,526
General and administrative	31,328	32,580
Same store NOI	$813,279	$774,839

For properties that the Company acquired prior to January 1, 2013 and expects to continue to own through December 31, 2014 as well as the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company, the Company anticipates the following same store results for the full year ending December 31, 2014:

2014 Same Store Assumptions
Physical occupancy	95.5%
Revenue change	3.9% to 4.1%
Expense change	2.25% to 2.75%
NOI change	4.5% to 5.0%
The Company anticipates consolidated rental acquisitions of $500.0 million and consolidated rental dispositions of $500.0 million and expects that acquisitions will have a 1.00% lower cap rate than dispositions for the full year ending December 31, 2014.

These 2014 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased approximately $18.9 million and consist primarily of properties acquired in calendar years 2013 and 2014 as well as operations from the Company’s completed development properties, but exclude the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. This increase primarily resulted from:

▪	Development and newly stabilized development properties in lease-up of $6.1 million;

▪	Operating properties acquired in 2013 and 2014 of $4.9 million (excluding operating properties acquired in the Archstone Acquisition);

▪	Other miscellaneous properties (including three master-leased properties acquired in the Archstone Acquisition) of $2.2 million; and

▪	Operating activities from other miscellaneous operations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.9 million or 54.0% primarily as a result of higher revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base and higher fees earned on management of the Company's unconsolidated development joint ventures.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $1.8 million or 4.1%. This decrease is primarily attributable to a decrease in payroll-related costs, a decrease in computer operations due to the modernization of employee technology in 2013 and a decrease in office rent.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, decreased approximately $144.2 million or 27.8% primarily as a result of in-place residential lease intangibles which are generally amortized over a six month period and can significantly elevate depreciation expense following an acquisition, especially during 2013 as a direct result of the Archstone Acquisition, partially offset by additional depreciation expense on properties acquired in 2014, development properties placed in service and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $1.3 million or 3.8% primarily due to a decrease in payroll-related costs, partially offset by an increase in office rent. The Company anticipates that general and administrative expenses will approximate $50.0 million to $52.0 million for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.

Interest and other income from continuing operations increased approximately $1.9 million primarily due to the settlement of various litigation/insurance claims totaling $2.3 million during the six months ended June 30, 2014 that did not occur in 2013. The Company anticipates that interest and other income, excluding the $2.3 million in settlements discussed above, will approximate $0.5 million for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.

Other expenses from continuing operations decreased approximately $21.2 million or 90.6% primarily due to the closing of the Archstone Acquisition during the six months ended June 30, 2013 and the significant decline in transaction activity during the six months ended June 30, 2014.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $93.8 million or 28.5% primarily as a result of $78.8 million of debt extinguishment costs incurred on early debt prepayments and write-offs of unamortized deferred financing costs in 2013 on existing mortgage notes payable to manage the Company's post Archstone 2017 maturities profile and higher capitalized interest in 2014. During the six months ended June 30, 2014, the Company capitalized interest costs of approximately $25.0 million as compared to $20.0 million for the six months ended June 30, 2013. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the six months ended June 30, 2014 was 4.72% as compared to 5.03% (excluding prepayment penalties) for the six months ended June 30, 2013. The Company anticipates that interest expense from continuing operations will approximate $456.7 million to $465.1 million for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.

Income and other tax expense from continuing operations increased approximately $0.1 million or 6.4% primarily due to increases and timing of all other taxes. The Company anticipates that income and other tax expense will approximate $1.0 million to $2.0 million for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.
Loss from investments in unconsolidated entities decreased by $45.5 million or 83.5% primarily due to indirect costs incurred in 2013 from the Archstone Acquisition through the Company's joint ventures with AVB such as severance and retention bonuses that did not reoccur in 2014.

Net gain on sales of land parcels decreased approximately $13.8 million or 94.6% due to the gain on sale of five land parcels during the six months ended June 30, 2013 as compared to one land sale during the six months ended June 30, 2014.

Discontinued operations, net decreased approximately $1.6 billion between the periods under comparison. This decrease is primarily due to substantially higher sales volume during the six months ended June 30, 2013 compared to the same period in 2014. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of real estate properties increased $14.9 million as a result of the sale of one consolidated apartment property during the six months ended June 30, 2014 that did not meet the new criteria for reporting discontinued operations. See Notes 2 and 11 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended June 30, 2014 to the quarter ended June 30, 2013

For the quarter ended June 30, 2014, the Company reported diluted earnings per share/unit of $0.31 compared to $0.90 per share/unit in the same period of 2013. The difference is primarily due to approximately $374.9 million in higher gains on property sales in 2013 vs. 2014, partially offset by higher depreciation in 2013 as a direct result of in-place residential lease intangibles acquired in the Archstone Transaction.

For the quarter ended June 30, 2014, income from continuing operations increased approximately $160.8 million when compared to the quarter ended June 30, 2013. The increase in continuing operations is discussed below.

Revenues from the Second Quarter 2014 Same Store Properties increased $24.7 million primarily as a result of an increase in average rental rates charged to residents, slightly higher occupancy and a decrease in turnover. Expenses from the Second Quarter 2014 Same Store Properties increased $2.9 million primarily due to an increase in real estate taxes, partially offset by lower property management costs. The following tables provide comparative same store results and statistics for the Second Quarter 2014 Same Store Properties:

Second Quarter 2014 vs. Second Quarter 2013
Same Store Results/Statistics for 100,648 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q2 2014	$626,746	$208,086	$418,660	$2,168	95.8%	14.2%
Q2 2013	$602,046	$205,213	$396,833	$2,088	95.6%	14.4%
Change	$24,700	$2,873	$21,827	$80	0.2%	(0.2%)
Change	4.1%	1.4%	5.5%	3.8%

Note: Same store results/statistics include 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Second Quarter 2014 Same Store Properties:

Second Quarter 2014 vs. Second Quarter 2013
Same Store Operating Expenses for 100,648 Same Store Apartment Units
$ in thousands

	Actual Q2 2014	Actual Q2 2013	$ Change	% Change	% of Actual Q2 2014 Operating Expenses
Real estate taxes	$73,076	$68,776	$4,300	6.3%	35.1%
On-site payroll (1)	43,933	43,313	620	1.4%	21.1%
Utilities (2)	28,495	28,403	92	0.3%	13.7%
Repairs and maintenance (3)	27,116	26,787	329	1.2%	13.0%
Property management costs (4)	18,802	19,867	(1,065)	(5.4%)	9.1%
Insurance	6,230	6,305	(75)	(1.2%)	3.0%
Leasing and advertising	2,500	3,110	(610)	(19.6%)	1.2%
Other on-site operating expenses (5)	7,934	8,652	(718)	(8.3%)	3.8%
Same store operating expenses	$208,086	$205,213	$2,873	1.4%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the Second Quarter 2014 Same Store Properties:

	Quarter Ended June 30,
	2014	2013
	(Amounts in thousands)
Operating income	$228,304	$63,977
Adjustments:
Non-same store operating results	(12,108)	(5,437)
Fee and asset management revenue	(2,802)	(2,673)
Fee and asset management expense	1,378	1,577
Depreciation	190,136	323,304
General and administrative	13,752	16,085
Same store NOI	$418,660	$396,833

Non-same store operating results increased approximately $6.7 million and consist primarily of properties acquired in calendar years 2013 and 2014 as well as operations from the Company’s completed development properties, but exclude the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. This increase primarily resulted from:

▪	Development and newly stabilized development properties in lease-up of $3.6 million;

▪	Operating properties acquired in 2013 and 2014 of $2.3 million (excluding operating properties acquired in the Archstone Acquisition);

▪	Operating activities from other miscellaneous operations; and

▪	Partially offset by a decrease in other miscellaneous properties (including three master-leased properties acquired in the Archstone Acquisition) of $0.4 million.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.3 million or 29.9% primarily as a result of higher fees earned on management of the Company's unconsolidated joint ventures.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $1.5 million or 6.7%. This decrease is primarily attributable to a decrease in payroll-related costs and a decrease in office rent.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, decreased approximately $133.2 million or 41.2% primarily as a result of in-place residential lease intangibles which are generally amortized over a six month period and can significantly elevate depreciation expense following an acquisition, especially during 2013 as a direct result of the Archstone Acquisition, partially offset by additional depreciation expense on properties acquired in 2014, development properties placed in service and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $2.3 million or 14.5% primarily due to a decrease in payroll-related costs, partially offset by an increase in office rent.

Interest and other income from continuing operations increased approximately $1.6 million primarily due to the settlement of various litigation/insurance claims during the quarter ended June 30, 2014 that did not occur in 2013.

Other expenses from continuing operations decreased approximately $0.1 million or 6.0% primarily due to the closing of the Archstone Acquisition during 2013, partially offset by an increased focus on sourcing new development activities during 2014.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $8.2 million or 6.5% primarily as a result of the repayment of the Company's $750.0 million unsecured term loan facility in June 2014, the repayment of $963.5 million of 5.883% mortgage debt (which was assumed as part of the Archstone Transaction) in October 2013 and the partial paydown of $825.0 million of 6.256% mortgage debt (which was assumed as part of the Archstone Transaction) in October 2013 as well as higher capitalized interest in 2014, partially offset by interest expense on $1.2 billion of unsecured notes that closed in June 2014 and an $800.0 million loan pool that closed in October 2013. During the quarter ended June 30, 2014, the Company capitalized interest costs of approximately $12.2 million as compared to $11.6 million for the quarter ended June 30, 2013. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended June 30, 2014 was 4.75% as compared to 4.65% for the quarter ended June 30, 2013.

Income and other tax expense from continuing operations increased approximately $0.2 million or 50.9% primarily due to increases and timing of all other taxes.

Loss from investments in unconsolidated entities decreased by $0.6 million or 6.8% primarily due to indirect costs incurred in 2013 from the Archstone Acquisition through the Company's joint ventures with AVB such as severance and retention bonuses that have significantly decreased in 2014.

Net gain on sales of land parcels decreased approximately $13.8 million or 94.4% due to the gain on sale of five land parcels during the quarter ended June 30, 2013 as compared to one land sale during the quarter ended June 30, 2014.

Discontinued operations, net decreased approximately $394.7 million between the periods under comparison. This decrease is primarily due to substantially higher sales volume during the quarter ended June 30, 2013 compared to the same period in 2014. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of real estate properties increased $14.9 million as a result of the sale of one consolidated apartment property during the quarter ended June 30, 2014 that did not meet the new criteria for reporting discontinued operations. See Notes 2 and 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2014, the Company had approximately $53.5 million of cash and cash equivalents and it had $2.35 billion available under its revolving credit facility (net of $34.9 million which was restricted/dedicated to support letters of credit and net of $115.0 million outstanding). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at June 30, 2014 was approximately $76.1 million and the amount available on its revolving credit facility was $2.47 billion (net of $34.8 million which was restricted/dedicated to support letters of credit).
During the six months ended June 30, 2014, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of one consolidated property and a portion of a land parcel, receiving net proceeds of approximately $48.4 million;

▪	Issued $450.0 million of five-year 2.375% fixed rate public notes, receiving net proceeds of $449.6 million before underwriting fees and other expenses, at an all-in effective interest rate of 2.52%;

▪
Issued $750.0 million of thirty-year 4.50% fixed rate public notes, receiving net proceeds of $744.7 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 4.57%;

▪
Received approximately $64.7 million representing the Company's pro rata share of the proceeds/distributions that have been repatriated to the Residual JV as a result of the disposition of the majority of the remaining German real estate assets that were acquired by the Residual JV as part of the Archstone Acquisition (see Note 6); and

▪
Issued approximately 0.9 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $27.9 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the six months ended June 30, 2014, the above proceeds along with net cash flow from operations and availability on the Company's revolving line of credit were primarily utilized to:

▪	Acquire three rental properties, one land parcel and additional development rights at one of its existing land sites for approximately $265.5 million;

▪	Invest $245.7 million primarily in development projects;

▪	Repay $9.1 million of mortgage loans;

▪	Repay its $750.0 million unsecured term loan facility in conjunction with the note issuances discussed above; and

▪	Repurchase 31,240 Common Shares, utilizing cash of $1.8 million (See Note 3).

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

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. On July 30, 2013, the Board of Trustees approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. EQR has not issued any shares under this program since September 14, 2012. Through July 31, 2014, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million shares. EQR repurchased approximately $1.8 million (31,240 shares at a price of $56.87 per share) of its Common Shares (all related to the vesting of employees' restricted shares) during the six months ended June 30, 2014. No open market repurchases have occurred since 2008. As of July 31, 2014, EQR has remaining authorization to repurchase an additional 12,968,760 of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of June 30, 2014 are as follows:

Debt Summary as of June 30, 2014
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$5,158,091	46.5%	4.23%	7.9
Unsecured	5,923,952	53.5%	4.74%	7.8
Total	$11,082,043	100.0%	4.50%	7.9
Fixed Rate Debt:
Secured – Conventional	$4,375,827	39.5%	4.85%	6.4
Unsecured – Public	5,472,950	49.4%	5.53%	8.0
Fixed Rate Debt	9,848,777	88.9%	5.20%	7.4
Floating Rate Debt:
Secured – Conventional	56,738	0.5%	2.25%	0.3
Secured – Tax Exempt	725,526	6.5%	0.66%	16.7
Unsecured – Public (2)	451,002	4.1%	1.32%	5.0
Unsecured – Revolving Credit Facility	—	—	0.96%	3.8
Floating Rate Debt	1,233,266	11.1%	1.02%	11.8
Total	$11,082,043	100.0%	4.50%	7.9

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the six months ended June 30, 2014.

(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.
Note: The Company capitalized interest of approximately $25.0 million and $20.0 million during the six months ended June 30, 2014 and 2013, respectively. The Company capitalized interest of approximately $12.2 million and $11.6 million during the quarters ended June 30, 2014 and 2013, respectively.

Debt Maturity Schedule as of June 30, 2014
(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2014	$505,831	$48,753	$554,584	5.0%	5.25%	5.02%
2015	420,712	—	420,712	3.8%	6.28%	6.28%
2016	1,193,107	—	1,193,107	10.8%	5.34%	5.34%
2017	1,346,581	456	1,347,037	12.1%	6.16%	6.16%
2018	84,196	97,659	181,855	1.6%	5.61%	3.13%
2019	806,469	472,218	1,278,687	11.5%	5.48%	3.76%
2020	1,678,413	809	1,679,222	15.2%	5.49%	5.49%
2021	1,195,041	856	1,195,897	10.8%	4.63%	4.64%
2022	228,716	905	229,621	2.1%	3.17%	3.18%
2023	1,302,847	956	1,303,803	11.8%	3.75%	3.75%
2024+	1,046,561	674,988	1,721,549	15.5%	4.99%	3.21%
Premium/(Discount)	40,303	(64,334)	(24,031)	(0.2%)	N/A	N/A
Total	$9,848,777	$1,233,266	$11,082,043	100.0%	5.14%	4.63%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of June 30, 2014.
The following table provides a summary of the Company’s unsecured debt as of June 30, 2014:

Unsecured Debt Summary as of June 30, 2014
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	5.250%	09/15/14		$500,000	$(13)	$499,987
	6.584%	04/13/15		300,000	(83)	299,917
	5.125%	03/15/16		500,000	(90)	499,910
	5.375%	08/01/16		400,000	(386)	399,614
	5.750%	06/15/17		650,000	(1,526)	648,474
	7.125%	10/15/17		150,000	(213)	149,787
	2.375%	07/01/19	(1)	450,000	(450)	449,550
Fair Value Derivative Adjustments			(1)	(450,000)	450	(449,550)
	4.750%	07/15/20		600,000	(2,747)	597,253
	4.625%	12/15/21		1,000,000	(2,826)	997,174
	3.000%	04/15/23		500,000	(3,894)	496,106
	7.570%	08/15/26		140,000	—	140,000
	4.500%	07/01/44		750,000	(5,272)	744,728
				5,490,000	(17,050)	5,472,950
Floating Rate Notes:
		07/01/19	(1)	450,000	(450)	449,550
Fair Value Derivative Adjustments		07/01/19	(1)	1,452	—	1,452
				451,452	(450)	451,002
Revolving Credit Facility:	LIBOR+1.05%	04/01/18	(2)(3)	—	—	—
Total Unsecured Debt				$5,941,452	$(17,500)	$5,923,952

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)	Facility is private. All other unsecured debt is public.

(3)
Represents the Company's $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The interest rate on advances under the credit facility will generally be LIBOR plus a spread (currently 1.05%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of June 30, 2014, there was approximately $2.47 billion available on the Company's unsecured revolving credit facility.

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

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2014 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of June 30, 2014
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$5,158,091	46.5%
Unsecured Debt			5,923,952	53.5%
Total Debt			11,082,043	100.0%	31.8%
Common Shares (includes Restricted Shares)	361,562,007	96.2%
Units (includes OP Units and LTIP Units)	14,336,826	3.8%
Total Shares and Units	375,898,833	100.0%
Common Share Price at June 30, 2014	$63.00
			23,681,626	99.8%
Perpetual Preferred Equity (see below)			50,000	0.2%
Total Equity			23,731,626	100.0%	68.2%
Total Market Capitalization			$34,813,669		100.0%

Equity Residential
Perpetual Preferred Equity as of June 30, 2014
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preferred Equity		1,000,000	$50,000		$4,145

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2014 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of June 30, 2014
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$5,158,091	46.5%
Unsecured Debt		5,923,952	53.5%
Total Debt		11,082,043	100.0%	31.8%
Total outstanding Units	375,898,833
Common Share Price at June 30, 2014	$63.00
		23,681,626	99.8%
Perpetual Preference Units (see below)		50,000	0.2%
Total Equity		23,731,626	100.0%	68.2%
Total Market Capitalization		$34,813,669		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of June 30, 2014
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preference Units		1,000,000	$50,000		$4,145

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

The Company also expects to meet its long-term liquidity requirements, such as scheduled unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $27.3 billion in investment in real estate on the Company’s balance sheet at June 30, 2014, $18.6 billion or 68.1% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

ERPOP’s credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt are BBB+ (positive outlook), Baa1 and BBB+, respectively. EQR’s equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity are BBB+ (positive outlook), Baa2 and BBB-, respectively.

On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 1.05%) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. As of July 31, 2014, there was available borrowings of $2.34 billion (net of $34.8 million which was restricted/dedicated to support letters of credit and net of $126.0 million outstanding) on the revolving credit facility. This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to June 30, 2014.

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
For the six months ended June 30, 2014, our actual improvements to real estate totaled approximately $76.9 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Six Months Ended June 30, 2014

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (3)	100,648	$34,742	$345	$39,656	$394	$74,398	$739
Non-Same Store Properties (4)	4,167	112	34	2,312	698	2,424	732
Other (5)	—	86		4		90
Total	104,815	$34,940		$41,972		$76,912

(1)
Total Apartment Units – Excludes 1,669 unconsolidated apartment units and 5,007 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company's results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $19.6 million spent during the six months ended June 30, 2014 on apartment unit renovations/rehabs (primarily kitchens and baths) on 2,253 same store apartment units (equating to about $8,700 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)
Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2013, less properties subsequently sold. Also includes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(4)
Non-Same Store Properties – Primarily includes all properties acquired during 2013 and 2014, plus any properties in lease-up and not stabilized as of January 1, 2013, but excludes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. Per apartment unit amounts are based on a weighted average of 3,313 apartment units.

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

During the six months ended June 30, 2014, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $1.8 million. The Company expects to fund approximately $0.9 million in total additions to non-real estate property for the remainder of 2014. The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2014.

Other

Total distributions paid in July 2014 amounted to $187.9 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the second quarter ended June 30, 2014.

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

San Norterra – This venture developed certain land parcels into a 388 unit apartment building located in Phoenix, Arizona and was completed and stabilized during the quarter ended June 30, 2014. The Company has an 85% equity interest with an initial basis of $16.9 million. Total project costs were approximately $52.8 million and construction was partially funded with a construction loan that was guaranteed by the partner and non-recourse to the Company. The loan has a maximum debt commitment of $34.8 million and a current unconsolidated outstanding balance of $33.0 million; the loan bears interest at LIBOR plus 2.00% and matures January 6, 2015. The partner is the managing member and developed the project. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

Waterton Tenside – This venture was formed to develop and operate a 336 unit apartment property located in Atlanta, Georgia. The Company has a 20% equity interest with an initial basis of $5.1 million. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $30.3 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

Parc on Powell (formerly known as 1333 Powell) – This venture is currently developing certain land parcels into a 176 unit apartment building located in Emeryville, California. The Company has a 5% equity interest with an initial obligation of approximately $2.1 million. Total project costs are expected to be approximately $75.0 million and construction is being partially funded with a construction loan. The loan has a maximum debt commitment of $39.5 million and a current unconsolidated outstanding balance of $22.0 million; the loan bears interest at LIBOR plus 2.25% and matures August 14, 2015. The Company has given a repayment guaranty on the construction loan of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees. The partner is the managing member. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets, such as interests in a six property portfolio of apartment buildings and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $147.6 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

During the six months ended June 30, 2014, the Company closed on the sale of its unconsolidated interest in the German portfolio fund and the German management company, representing the sale of the majority of the remaining German real estate assets that were acquired by the Residual JV as part of the Archstone Acquisition. The Company's pro rata share of the proceeds/distributions that have been repatriated to the Residual JV and received by the Company as a result of the German dispositions was approximately $64.7 million during the six months ended June 30, 2014 and $83.6 million cumulatively since the closing of the Archstone Acquisition.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the year ended December 31, 2013, the Company purchased with AVB $65.0 million (of which the Company's 60% share was $39.0 million) of the preferred interests assumed by Legacy JV. At June 30, 2014, the remaining preferred interests have an aggregate liquidation value of $76.8 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

Other

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These projects are now unconsolidated. Details of these projects follow:

•
Nexus Sawgrass – This development project is substantially complete. Total project costs are expected to be approximately $79.0 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $48.6 million; the loan bears interest at 5.60% and matures January 1, 2021.

•
Domain – This development project is substantially complete. Total project costs are expected to be approximately $155.8 million and construction is predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $96.4 million; the loan bears interest at 5.75% and matures January 1, 2022.

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

As of June 30, 2014, the Company has 12 consolidated projects (including Prism at Park Avenue South in New York City which the Company is jointly developing with Toll Brothers – see Note 12 in the Notes to Consolidated Financial Statements for further discussion) totaling 3,871 apartment units and one unconsolidated project totaling 176 apartment units in various stages of development with estimated completion dates ranging through September 30, 2016, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 12 of the Company’s Consolidated Financial Statements.

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

During the six months ended June 30, 2014 and 2013, the Company capitalized $10.3 million and $8.4 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

For the six months ended June 30, 2014, Funds From Operations ("FFO") available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $202.7 million, or 57.3%, and $68.1 million, or 13.8%, respectively, as compared to the six months ended June 30, 2013.

For the quarter ended June 30, 2014, FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $16.2 million, or 5.9% and $28.6 million, or 10.7%, respectively, as compared to the quarter ended June 30, 2013.

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2014 and 2013:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2014	2013	2014	2013
Net income	$200,452	$1,397,766	$117,720	$336,732
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,092)	790	(588)	815
Preferred distributions	(2,072)	(2,072)	(1,036)	(1,036)
Net income available to Common Shares and Units / Units	197,288	1,396,484	116,096	336,511

Adjustments:
Depreciation	375,303	519,526	190,136	323,304
Depreciation – Non-real estate additions	(2,348)	(2,473)	(1,160)	(1,257)
Depreciation – Partially Owned Properties	(2,140)	(3,550)	(1,072)	(2,275)
Depreciation – Unconsolidated Properties	3,436	1,042	1,833	782
Net (gain) on sales of real estate properties	(14,903)	—	(14,903)	—
Discontinued operations:
Depreciation	—	30,962	—	7,146
Net (gain) on sales of discontinued operations	(224)	(1,588,874)	(153)	(389,952)
Net incremental gain on sales of condominium units	—	7	—	7
Gain on sale of Equity Corporate Housing (ECH)	—	601	—	351
FFO available to Common Shares and Units / Units (1) (3) (4)	556,412	353,725	290,777	274,617
Adjustments:
Asset impairment and valuation allowances	—	—	—	—
Property acquisition costs and write-off of pursuit costs	7,877	76,116	7,403	8,448
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/preference unit redemptions and non-cash convertible
debt discounts	491	78,820	491	(823)
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(851)	(15,224)	(860)	(14,974)
Other miscellaneous non-comparable items	(2,390)	—	(1,927)	—
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$561,539	$493,437	$295,884	$267,268

FFO (1) (3)	$558,484	$355,797	$291,813	$275,653
Preferred/preference distributions	(2,072)	(2,072)	(1,036)	(1,036)
FFO available to Common Shares and Units / Units (1) (3) (4)	$556,412	$353,725	$290,777	$274,617

Normalized FFO (2) (3)	$563,611	$495,509	$296,920	$268,304
Preferred/preference distributions	(2,072)	(2,072)	(1,036)	(1,036)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$561,539	$493,437	$295,884	$267,268

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

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of June 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of June 30, 2014, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the second quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

(a) Unregistered Common Shares Issued in the Quarter Ended June 30, 2014 - Equity Residential

During the quarter ended June 30, 2014, EQR issued 38,493 Common Shares in exchange for 38,493 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits – See the Exhibit Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	August 7, 2014	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2014	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	August 7, 2014	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 7, 2014	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location

4.1	Form of 2.375% Note due July 1, 2019.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.

4.2	Form of 4.500% Note due July 1, 2044.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.

12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

31.1	Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

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
Attached herein.

101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.