Form 10-Q
period 2014-09-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2014-11-06
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2014

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
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 31, 2014 was 362,363,189.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2014 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of September 30, 2014 owned an approximate 96.2% ownership interest in, ERPOP. The remaining 3.8% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Investment in real estate
Land	$6,329,907	$6,192,512
Depreciable property	19,919,609	19,226,047
Projects under development	1,046,210	988,867
Land held for development	279,139	393,522
Investment in real estate	27,574,865	26,800,948
Accumulated depreciation	(5,314,260)	(4,807,709)
Investment in real estate, net	22,260,605	21,993,239
Cash and cash equivalents	31,478	53,534
Investments in unconsolidated entities	128,100	178,526
Deposits – restricted	84,945	103,567
Escrow deposits – mortgage	45,995	42,636
Deferred financing costs, net	60,530	58,486
Other assets	396,441	404,557
Total assets	$23,008,094	$22,834,545

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$5,090,960	$5,174,166
Notes, net	5,420,646	5,477,088
Lines of credit	446,000	115,000
Accounts payable and accrued expenses	203,070	118,791
Accrued interest payable	86,472	78,309
Other liabilities	349,371	347,748
Security deposits	75,738	71,592
Distributions payable	188,266	243,511
Total liabilities	11,860,523	11,626,205

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	430,149	363,144
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value;
100,000,000 shares authorized; 1,000,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	50,000	50,000
Common Shares of beneficial interest, $0.01 par value;
1,000,000,000 shares authorized; 362,208,087 shares issued and outstanding as of September 30, 2014 and 360,479,260 shares issued and outstanding as of December 31, 2013	3,622	3,605
Paid in capital	8,574,176	8,561,500
Retained earnings	1,915,344	2,047,258
Accumulated other comprehensive (loss)	(164,806)	(155,162)
Total shareholders’ equity	10,378,336	10,507,201
Noncontrolling Interests:
Operating Partnership	213,889	211,412
Partially Owned Properties	125,197	126,583
Total Noncontrolling Interests	339,086	337,995
Total equity	10,717,422	10,845,196
Total liabilities and equity	$23,008,094	$22,834,545

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2014	2013	2014	2013
REVENUES
Rental income	$1,942,492	$1,741,169	$662,001	$624,063
Fee and asset management	7,596	7,399	2,077	2,566
Total revenues	1,950,088	1,748,568	664,078	626,629

EXPENSES
Property and maintenance	361,105	330,812	120,144	118,782
Real estate taxes and insurance	245,717	217,753	80,568	75,916
Property management	61,080	63,395	18,407	18,875
Fee and asset management	4,293	4,739	1,253	1,516
Depreciation	565,772	796,233	190,469	276,707
General and administrative	41,296	47,017	9,968	14,437
Total expenses	1,279,263	1,459,949	420,809	506,233

Operating income	670,825	288,619	243,269	120,396

Interest and other income	3,213	1,767	576	1,015
Other expenses	(7,161)	(27,718)	(4,971)	(4,368)
Interest:
Expense incurred, net	(347,224)	(437,452)	(118,251)	(120,035)
Amortization of deferred financing costs	(8,554)	(15,636)	(2,628)	(4,335)
Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain (loss) on sales of land parcels, discontinued operations and net gain on sales of real estate properties	311,099	(190,420)	117,995	(7,327)
Income and other tax (expense) benefit	(1,146)	(1,325)	(260)	(492)
(Loss) from investments in unconsolidated entities	(10,201)	(57,749)	(1,176)	(3,209)
Net gain (loss) on sales of land parcels	1,846	12,179	1,052	(2,437)
Income (loss) from continuing operations	301,598	(237,315)	117,611	(13,465)
Discontinued operations, net	1,500	2,026,798	(62)	405,182
Income before net gain on sales of real estate properties	303,098	1,789,483	117,549	391,717
Net gain on sales of real estate properties	128,544	—	113,641	—
Net income	431,642	1,789,483	231,190	391,717
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(16,273)	(70,947)	(8,738)	(14,836)
Partially Owned Properties	(1,800)	1,101	(708)	311
Net income attributable to controlling interests	413,569	1,719,637	221,744	377,192
Preferred distributions	(3,109)	(3,109)	(1,037)	(1,037)
Net income available to Common Shares	$410,460	$1,716,528	$220,707	$376,155

Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$1.13	$(0.65)	$0.61	$(0.04)
Net income available to Common Shares	$1.14	$4.87	$0.61	$1.05
Weighted average Common Shares outstanding	360,900	352,414	361,409	359,811

Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$1.13	$(0.65)	$0.61	$(0.04)
Net income available to Common Shares	$1.13	$4.87	$0.61	$1.05
Weighted average Common Shares outstanding	377,228	352,414	377,954	359,811

Distributions declared per Common Share outstanding	$1.50	$1.20	$0.50	$0.40

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2014	2013	2014	2013
Comprehensive income:
Net income	$431,642	$1,789,483	$231,190	$391,717
Other comprehensive (loss) income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the period	(21,784)	8,737	97	(3,600)
Losses reclassified into earnings from other comprehensive income	12,606	16,084	4,271	3,986
Other comprehensive income (loss) – other instruments:
Unrealized holding gains (losses) arising during the period	—	554	—	(374)
(Gains) realized during the period	—	(830)	—	(830)
Other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(466)	(789)	(2,184)	(1,730)
Other comprehensive (loss) income	(9,644)	23,756	2,184	(2,548)
Comprehensive income	421,998	1,813,239	233,374	389,169
Comprehensive (income) attributable to Noncontrolling Interests	(17,705)	(70,770)	(9,530)	(14,428)
Comprehensive income attributable to controlling interests	$404,293	$1,742,469	$223,844	$374,741

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$431,642	$1,789,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	565,772	830,097
Amortization of deferred financing costs	8,554	15,864
Amortization of above/below market leases	2,376	2,214
Amortization of discounts and premiums on debt	(8,750)	(37,612)
Amortization of deferred settlements on derivative instruments	12,205	15,683
Write-off of pursuit costs	2,067	3,969
Loss from investments in unconsolidated entities	10,201	57,749
Distributions from unconsolidated entities – return on capital	4,557	1,519
Net (gain) on sales of investment securities	(57)	(830)
Net (gain) on sales of land parcels	(1,846)	(12,179)
Net (gain) on sales of discontinued operations	(223)	(1,990,577)
Net (gain) on sales of real estate properties	(128,544)	—
Unrealized (gain) loss on derivative instruments	(66)	32
Compensation paid with Company Common Shares	24,647	29,019
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(2,223)	4,152
Decrease in mortgage deposits	1,638	271
Decrease in other assets	3,854	7,315
Increase in accounts payable and accrued expenses	76,331	65,001
Increase (decrease) in accrued interest payable	8,163	(2,175)
(Decrease) in other liabilities	(173)	(5,427)
Increase (decrease) in security deposits	4,146	(6,475)
Net cash provided by operating activities	1,014,271	767,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	—	(4,000,875)
Investment in real estate – acquisitions	(404,658)	(108,308)
Investment in real estate – development/other	(380,691)	(256,965)
Capital expenditures to real estate	(133,181)	(96,866)
Non-real estate capital additions	(2,446)	(3,359)
Interest capitalized for real estate and unconsolidated entities under development	(38,140)	(32,946)
Proceeds from disposition of real estate, net	224,538	4,434,708
Investments in unconsolidated entities	(14,568)	(59,363)
Distributions from unconsolidated entities – return of capital	77,042	25,471
Proceeds from sale of investment securities	57	828
Decrease in deposits on real estate acquisitions and investments, net	20,845	147,890
Decrease in mortgage deposits	560	7,623
Acquisition of Noncontrolling Interests – Partially Owned Properties	(5,501)	—
Net cash (used for) provided by investing activities	(656,143)	57,838

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(10,598)	$(18,254)
Mortgage deposits	(5,557)	(3,769)
Mortgage notes payable:
Proceeds	—	5,951
Lump sum payoffs	(63,772)	(701,762)
Scheduled principal repayments	(8,919)	(9,527)
Notes, net:
Proceeds	1,194,278	1,245,550
Lump sum payoffs	(1,250,000)	(400,000)
Lines of credit:
Proceeds	5,324,000	8,413,000
Repayments	(4,993,000)	(8,413,000)
(Payments on) settlement of derivative instruments	(758)	(44,013)
Proceeds from Employee Share Purchase Plan (ESPP)	2,728	2,973
Proceeds from exercise of options	56,554	16,044
Common Shares repurchased and retired	(1,777)	—
Payment of offering costs	—	(954)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	5,684	11,520
Contributions – Noncontrolling Interests – Operating Partnership	3	5
Distributions:
Common Shares	(595,564)	(537,464)
Preferred Shares	(3,109)	(3,109)
Noncontrolling Interests – Operating Partnership	(23,582)	(22,216)
Noncontrolling Interests – Partially Owned Properties	(6,762)	(5,702)
Net cash (used for) financing activities	(380,184)	(464,760)
Net (decrease) increase in cash and cash equivalents	(22,056)	360,171
Cash and cash equivalents, beginning of period	53,534	612,590
Cash and cash equivalents, end of period	$31,478	$972,761

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$335,646	$451,495
Net cash paid for income and other taxes	$866	$1,064
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(152)
Deferred financing costs, net	$8,554	$16,016
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(10,515)	$(39,232)
Notes, net	$1,765	$1,620
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(401)	$(401)
Accumulated other comprehensive income	$12,606	$16,084
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$7,684	$51,907
Other liabilities	$2,517	$5,842
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$4,399	$1,519
Other liabilities	$158	$—
Unrealized (gain) loss on derivative instruments:
Other assets	$11,409	$(10,609)
Notes, net	$(2,485)	$(1,523)
Other liabilities	$12,794	$3,427
Accumulated other comprehensive income	$(21,784)	$8,737
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$39,929	$(8,710,242)
Investments in unconsolidated entities	$(33,993)	$(217,092)
Deposits – restricted	$—	$(474)
Escrow deposits – mortgage	$—	$(35,897)
Deferred financing costs, net	$—	$(25,780)
Other assets	$(2,586)	$(203,295)
Mortgage notes payable	$—	$3,076,876
Accounts payable and accrued expenses	$(146)	$17,576
Accrued interest payable	$—	$11,305
Other liabilities	$(3,204)	$117,068
Security deposits	$—	$10,949
Issuance of Common Shares	$—	$1,929,868
Noncontrolling Interests – Partially Owned Properties	$—	$28,263
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(38,086)	$(31,648)
Investments in unconsolidated entities	$(54)	$(1,298)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(5,118)	$(9,317)
Other liabilities	$(9,450)	$(50,046)
Other:
Foreign currency translation adjustments	$466	$789

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2014
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$50,000
Balance, end of period	$50,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,605
Conversion of OP Units into Common Shares	1
Exercise of share options	14
Share-based employee compensation expense:
Restricted shares	2
Balance, end of period	$3,622

PAID IN CAPITAL
Balance, beginning of year	$8,561,500
Common Share Issuance:
Conversion of OP Units into Common Shares	1,717
Exercise of share options	56,540
Employee Share Purchase Plan (ESPP)	2,728
Share-based employee compensation expense:
Restricted shares	8,392
Share options	6,326
ESPP discount	701
Common Shares repurchased and retired	(1,777)
Supplemental Executive Retirement Plan (SERP)	5,664
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,308)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(69,579)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	4,272
Balance, end of period	$8,574,176

RETAINED EARNINGS
Balance, beginning of year	$2,047,258
Net income attributable to controlling interests	413,569
Common Share distributions	(542,374)
Preferred Share distributions	(3,109)
Balance, end of period	$1,915,344

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2014
SHAREHOLDERS’ EQUITY (continued)
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(155,162)
Accumulated other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(21,784)
Losses reclassified into earnings from other comprehensive income	12,606
Accumulated other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(466)
Balance, end of period	$(164,806)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$211,412
Issuance of LTIP Units to Noncontrolling Interests	3
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(1,718)
Equity compensation associated with Noncontrolling Interests	11,144
Net income attributable to Noncontrolling Interests	16,273
Distributions to Noncontrolling Interests	(21,527)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	2,574
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(4,272)
Balance, end of period	$213,889

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$126,583
Net income attributable to Noncontrolling Interests	1,800
Contributions by Noncontrolling Interests	5,684
Distributions to Noncontrolling Interests	(6,795)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,244)
Other	169
Balance, end of period	$125,197

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Investment in real estate
Land	$6,329,907	$6,192,512
Depreciable property	19,919,609	19,226,047
Projects under development	1,046,210	988,867
Land held for development	279,139	393,522
Investment in real estate	27,574,865	26,800,948
Accumulated depreciation	(5,314,260)	(4,807,709)
Investment in real estate, net	22,260,605	21,993,239
Cash and cash equivalents	31,478	53,534
Investments in unconsolidated entities	128,100	178,526
Deposits – restricted	84,945	103,567
Escrow deposits – mortgage	45,995	42,636
Deferred financing costs, net	60,530	58,486
Other assets	396,441	404,557
Total assets	$23,008,094	$22,834,545

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$5,090,960	$5,174,166
Notes, net	5,420,646	5,477,088
Lines of credit	446,000	115,000
Accounts payable and accrued expenses	203,070	118,791
Accrued interest payable	86,472	78,309
Other liabilities	349,371	347,748
Security deposits	75,738	71,592
Distributions payable	188,266	243,511
Total liabilities	11,860,523	11,626,205

Commitments and contingencies

Redeemable Limited Partners	430,149	363,144
Capital:
Partners' Capital:
Preference Units	50,000	50,000
General Partner	10,493,142	10,612,363
Limited Partners	213,889	211,412
Accumulated other comprehensive (loss)	(164,806)	(155,162)
Total partners' capital	10,592,225	10,718,613
Noncontrolling Interests – Partially Owned Properties	125,197	126,583
Total capital	10,717,422	10,845,196
Total liabilities and capital	$23,008,094	$22,834,545

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per Unit data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2014	2013	2014	2013
REVENUES
Rental income	$1,942,492	$1,741,169	$662,001	$624,063
Fee and asset management	7,596	7,399	2,077	2,566
Total revenues	1,950,088	1,748,568	664,078	626,629

EXPENSES
Property and maintenance	361,105	330,812	120,144	118,782
Real estate taxes and insurance	245,717	217,753	80,568	75,916
Property management	61,080	63,395	18,407	18,875
Fee and asset management	4,293	4,739	1,253	1,516
Depreciation	565,772	796,233	190,469	276,707
General and administrative	41,296	47,017	9,968	14,437
Total expenses	1,279,263	1,459,949	420,809	506,233

Operating income	670,825	288,619	243,269	120,396

Interest and other income	3,213	1,767	576	1,015
Other expenses	(7,161)	(27,718)	(4,971)	(4,368)
Interest:
Expense incurred, net	(347,224)	(437,452)	(118,251)	(120,035)
Amortization of deferred financing costs	(8,554)	(15,636)	(2,628)	(4,335)
Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain (loss) on sales of land parcels, discontinued operations and net gain on sales of real estate properties	311,099	(190,420)	117,995	(7,327)
Income and other tax (expense) benefit	(1,146)	(1,325)	(260)	(492)
(Loss) from investments in unconsolidated entities	(10,201)	(57,749)	(1,176)	(3,209)
Net gain (loss) on sales of land parcels	1,846	12,179	1,052	(2,437)
Income (loss) from continuing operations	301,598	(237,315)	117,611	(13,465)
Discontinued operations, net	1,500	2,026,798	(62)	405,182
Income before net gain on sales of real estate properties	303,098	1,789,483	117,549	391,717
Net gain on sales of real estate properties	128,544	—	113,641	—
Net income	431,642	1,789,483	231,190	391,717
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,800)	1,101	(708)	311
Net income attributable to controlling interests	$429,842	$1,790,584	$230,482	$392,028

ALLOCATION OF NET INCOME:
Preference Units	$3,109	$3,109	$1,037	$1,037

General Partner	$410,460	$1,716,528	$220,707	$376,155
Limited Partners	16,273	70,947	8,738	14,836
Net income available to Units	$426,733	$1,787,475	$229,445	$390,991

Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$1.13	$(0.65)	$0.61	$(0.04)
Net income available to Units	$1.14	$4.87	$0.61	$1.05
Weighted average Units outstanding	374,626	366,150	375,116	373,547

Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$1.13	$(0.65)	$0.61	$(0.04)
Net income available to Units	$1.13	$4.87	$0.61	$1.05
Weighted average Units outstanding	377,228	366,150	377,954	373,547

Distributions declared per Unit outstanding	$1.50	$1.20	$0.50	$0.40

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2014	2013	2014	2013
Comprehensive income:
Net income	$431,642	$1,789,483	$231,190	$391,717
Other comprehensive (loss) income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the period	(21,784)	8,737	97	(3,600)
Losses reclassified into earnings from other comprehensive income	12,606	16,084	4,271	3,986
Other comprehensive income (loss) – other instruments:
Unrealized holding gains (losses) arising during the period	—	554	—	(374)
(Gains) realized during the period	—	(830)	—	(830)
Other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(466)	(789)	(2,184)	(1,730)
Other comprehensive (loss) income	(9,644)	23,756	2,184	(2,548)
Comprehensive income	421,998	1,813,239	233,374	389,169
Comprehensive (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,800)	1,101	(708)	311
Comprehensive income attributable to controlling interests	$420,198	$1,814,340	$232,666	$389,480

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$431,642	$1,789,483
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	565,772	830,097
Amortization of deferred financing costs	8,554	15,864
Amortization of above/below market leases	2,376	2,214
Amortization of discounts and premiums on debt	(8,750)	(37,612)
Amortization of deferred settlements on derivative instruments	12,205	15,683
Write-off of pursuit costs	2,067	3,969
Loss from investments in unconsolidated entities	10,201	57,749
Distributions from unconsolidated entities – return on capital	4,557	1,519
Net (gain) on sales of investment securities	(57)	(830)
Net (gain) on sales of land parcels	(1,846)	(12,179)
Net (gain) on sales of discontinued operations	(223)	(1,990,577)
Net (gain) on sales of real estate properties	(128,544)	—
Unrealized (gain) loss on derivative instruments	(66)	32
Compensation paid with Company Common Shares	24,647	29,019
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(2,223)	4,152
Decrease in mortgage deposits	1,638	271
Decrease in other assets	3,854	7,315
Increase in accounts payable and accrued expenses	76,331	65,001
Increase (decrease) in accrued interest payable	8,163	(2,175)
(Decrease) in other liabilities	(173)	(5,427)
Increase (decrease) in security deposits	4,146	(6,475)
Net cash provided by operating activities	1,014,271	767,093

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	—	(4,000,875)
Investment in real estate – acquisitions	(404,658)	(108,308)
Investment in real estate – development/other	(380,691)	(256,965)
Capital expenditures to real estate	(133,181)	(96,866)
Non-real estate capital additions	(2,446)	(3,359)
Interest capitalized for real estate and unconsolidated entities under development	(38,140)	(32,946)
Proceeds from disposition of real estate, net	224,538	4,434,708
Investments in unconsolidated entities	(14,568)	(59,363)
Distributions from unconsolidated entities – return of capital	77,042	25,471
Proceeds from sale of investment securities	57	828
Decrease in deposits on real estate acquisitions and investments, net	20,845	147,890
Decrease in mortgage deposits	560	7,623
Acquisition of Noncontrolling Interests – Partially Owned Properties	(5,501)	—
Net cash (used for) provided by investing activities	(656,143)	57,838

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(10,598)	$(18,254)
Mortgage deposits	(5,557)	(3,769)
Mortgage notes payable:
Proceeds	—	5,951
Lump sum payoffs	(63,772)	(701,762)
Scheduled principal repayments	(8,919)	(9,527)
Notes, net:
Proceeds	1,194,278	1,245,550
Lump sum payoffs	(1,250,000)	(400,000)
Lines of credit:
Proceeds	5,324,000	8,413,000
Repayments	(4,993,000)	(8,413,000)
(Payments on) settlement of derivative instruments	(758)	(44,013)
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	2,728	2,973
Proceeds from exercise of EQR options	56,554	16,044
OP Units repurchased and retired	(1,777)	—
Payment of offering costs	—	(954)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	5,684	11,520
Contributions – Limited Partners	3	5
Distributions:
OP Units – General Partner	(595,564)	(537,464)
Preference Units	(3,109)	(3,109)
OP Units – Limited Partners	(23,582)	(22,216)
Noncontrolling Interests – Partially Owned Properties	(6,762)	(5,702)
Net cash (used for) financing activities	(380,184)	(464,760)
Net (decrease) increase in cash and cash equivalents	(22,056)	360,171
Cash and cash equivalents, beginning of period	53,534	612,590
Cash and cash equivalents, end of period	$31,478	$972,761

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$335,646	$451,495
Net cash paid for income and other taxes	$866	$1,064
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(152)
Deferred financing costs, net	$8,554	$16,016
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(10,515)	$(39,232)
Notes, net	$1,765	$1,620
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(401)	$(401)
Accumulated other comprehensive income	$12,606	$16,084
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$7,684	$51,907
Other liabilities	$2,517	$5,842
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$4,399	$1,519
Other liabilities	$158	$—
Unrealized (gain) loss on derivative instruments:
Other assets	$11,409	$(10,609)
Notes, net	$(2,485)	$(1,523)
Other liabilities	$12,794	$3,427
Accumulated other comprehensive income	$(21,784)	$8,737
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$39,929	$(8,710,242)
Investments in unconsolidated entities	$(33,993)	$(217,092)
Deposits – restricted	$—	$(474)
Escrow deposits – mortgage	$—	$(35,897)
Deferred financing costs, net	$—	$(25,780)
Other assets	$(2,586)	$(203,295)
Mortgage notes payable	$—	$3,076,876
Accounts payable and accrued expenses	$(146)	$17,576
Accrued interest payable	$—	$11,305
Other liabilities	$(3,204)	$117,068
Security deposits	$—	$10,949
Issuance of OP Units	$—	$1,929,868
Noncontrolling Interests – Partially Owned Properties	$—	$28,263
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(38,086)	$(31,648)
Investments in unconsolidated entities	$(54)	$(1,298)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(5,118)	$(9,317)
Other liabilities	$(9,450)	$(50,046)
Other:
Foreign currency translation adjustments	$466	$789

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2014
PARTNERS' CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$50,000
Balance, end of period	$50,000

GENERAL PARTNER
Balance, beginning of year	$10,612,363
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	1,718
Exercise of EQR share options	56,554
EQR's Employee Share Purchase Plan (ESPP)	2,728
Share-based employee compensation expense:
EQR restricted shares	8,394
EQR share options	6,326
EQR ESPP discount	701
OP Units repurchased and retired	(1,777)
Net income available to Units – General Partner	410,460
OP Units – General Partner distributions	(542,374)
Supplemental Executive Retirement Plan (SERP)	5,664
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,308)
Change in market value of Redeemable Limited Partners	(69,579)
Adjustment for Limited Partners ownership in Operating Partnership	4,272
Balance, end of period	$10,493,142

LIMITED PARTNERS
Balance, beginning of year	$211,412
Issuance of LTIP Units to Limited Partners	3
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(1,718)
Equity compensation associated with Units – Limited Partners	11,144
Net income available to Units – Limited Partners	16,273
Units – Limited Partners distributions	(21,527)
Change in carrying value of Redeemable Limited Partners	2,574
Adjustment for Limited Partners ownership in Operating Partnership	(4,272)
Balance, end of period	$213,889

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(155,162)
Accumulated other comprehensive (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(21,784)
Losses reclassified into earnings from other comprehensive income	12,606
Accumulated other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(466)
Balance, end of period	$(164,806)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2014
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$126,583
Net income attributable to Noncontrolling Interests	1,800
Contributions by Noncontrolling Interests	5,684
Distributions to Noncontrolling Interests	(6,795)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,244)
Other	169
Balance, end of period	$125,197

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
EQR is the general partner of, and as of September 30, 2014 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of September 30, 2014, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 396 properties located in 12 states and the District of Columbia consisting of 111,087 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	368	99,789
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,771
Partially Owned Properties – Unconsolidated	4	1,669
Military Housing	2	5,005
	396	111,087

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications did not have an impact on net income previously reported. Operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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
Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of September 30, 2014, the Company has recorded a deferred tax asset, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Other

The Company is the controlling partner in various consolidated partnerships owning 19 properties and 3,771 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $125.2 million at September 30, 2014. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $10.2 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of September 30, 2014, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $60.2 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on September 30, 2014 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

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

In April 2014, the Financial Accounting Standards Board (the "FASB") issued new guidance for reporting discontinued operations. Only disposals representing a strategic shift in operations that has a major effect on a company’s operations and financial results will be presented as discontinued operations. Companies will be required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the discontinued operations. Companies will also be required to disclose the pre-tax income attributable to a disposal of a significant part of a company that does not qualify for discontinued operations reporting. Application of this guidance is prospective from the date of adoption and early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The new standard is effective January 1, 2015, but the Company early adopted it as allowed effective January 1, 2014. Adoption of this standard did not have a material effect on the Company's overall consolidated results of operations or financial position. However, adoption will result in substantially fewer of the Company's dispositions meeting the discontinued operations qualifications. See Note 11 for further discussion.

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

In August 2014, the FASB issued a new standard that will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt, however to determine the specific disclosures, management will need to assess whether its plans will alleviate substantial doubt. The new standard is effective for the annual period ending after December 15, 2016. The Company does not expect that this will have a material effect on its consolidated results of operations or financial position.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and Long-Term Incentive Plan (“LTIP”) Units) for the nine months ended September 30, 2014:

2014
Common Shares
Common Shares outstanding at January 1,	360,479,260
Common Shares Issued:
Conversion of OP Units	68,296
Exercise of share options	1,476,512
Employee Share Purchase Plan (ESPP)	56,945
Restricted share grants, net	170,460
Common Shares Other:
Conversion of restricted shares to LTIP Units	(12,146)
Repurchased and retired	(31,240)
Common Shares outstanding at September 30,	362,208,087
Units
Units outstanding at January 1,	14,180,376
LTIP Units, net	200,840
Conversion of restricted shares to LTIP Units	12,146
Conversion of OP Units to Common Shares	(68,296)
Units outstanding at September 30,	14,325,066
Total Common Shares and Units outstanding at September 30,	376,533,153
Units Ownership Interest in Operating Partnership	3.8%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at September 30, 2014 and December 31, 2013.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2014, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $430.1 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the nine months ended September 30, 2014 (amounts in thousands):

2014
Balance at January 1,	$363,144
Change in market value	69,579
Change in carrying value	(2,574)
Balance at September 30,	$430,149
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
The following table presents the Company’s issued and outstanding Preferred Shares as of September 30, 2014 and December 31, 2013:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	September 30, 2014	December 31, 2013
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at September 30, 2014 and December 31, 2013	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

(1)	On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the nine months ended September 30, 2014:

2014
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	374,659,636
Issued to General Partner:
Exercise of EQR share options	1,476,512
EQR’s Employee Share Purchase Plan (ESPP)	56,945
EQR's restricted share grants, net	170,460
Issued to Limited Partners:
LTIP Units, net	200,840
OP Units Other:
Repurchased and retired	(31,240)
General and Limited Partner Units outstanding at September 30,	376,533,153
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,180,376
Limited Partner LTIP Units, net	200,840
Conversion of EQR restricted shares to LTIP Units	12,146
Conversion of Limited Partner OP Units to EQR Common Shares	(68,296)
Limited Partner Units outstanding at September 30,	14,325,066
Limited Partner Units Ownership Interest in Operating Partnership	3.8%
The Limited Partners of the Operating Partnership as of September 30, 2014 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of LTIP Units. Subject to certain exceptions (including the “book-up” requirements of LTIP Units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at September 30, 2014 and December 31, 2013.
The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2014, the Redeemable Limited Partner Units have a redemption value of approximately $430.1 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the changes in the redemption value of the Redeemable Limited Partners for the nine months ended September 30, 2014 (amounts in thousands):

2014
Balance at January 1,	$363,144
Change in market value	69,579
Change in carrying value	(2,574)
Balance at September 30,	$430,149

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of September 30, 2014 and December 31, 2013:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	September 30, 2014	December 31, 2013
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at September 30, 2014 and December 31, 2013	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

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

Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million Common Shares. Considering the repurchase activity for the nine months ended September 30, 2014 (see discussion below), EQR has remaining authorization to repurchase an additional 12,968,760 of its shares as of September 30, 2014.

During the nine months ended September 30, 2014, EQR repurchased 31,240 of its Common Shares at a price of $56.87 per share for total consideration of approximately $1.8 million. These shares were retired subsequent to the repurchases. Concurrent with these transactions, ERPOP repurchased and retired 31,240 OP Units previously issued to EQR. All of the shares repurchased during the nine months ended September 30, 2014 were repurchased from employees at the then current market price to cover the minimum statutory tax withholding obligations related to the vesting of employees’ restricted shares.

During the nine months ended September 30, 2014, the Company acquired all of its partners' interests in one consolidated partially owned property consisting of 268 apartment units and one consolidated partially owned land parcel for $5.5 million. In conjunction with these transactions, the Company reduced paid in capital (included in general partner's capital in the Operating

Partnership's financial statements) by $2.3 million, Noncontrolling Interests – Partially Owned Properties by $2.2 million and other liabilities by $1.0 million.

See Note 6 for a discussion of the Noncontrolling Interests assumed in conjunction with the acquisition of Archstone.

4.	Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014	December 31, 2013
Land	$6,329,907	$6,192,512
Depreciable property:
Buildings and improvements	18,064,739	17,509,609
Furniture, fixtures and equipment	1,345,371	1,214,220
In-Place lease intangibles	509,499	502,218
Projects under development:
Land	395,402	353,574
Construction-in-progress	650,808	635,293
Land held for development:
Land	228,261	341,389
Construction-in-progress	50,878	52,133
Investment in real estate	27,574,865	26,800,948
Accumulated depreciation	(5,314,260)	(4,807,709)
Investment in real estate, net	$22,260,605	$21,993,239

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of September 30, 2014 and December 31, 2013 (amounts in thousands):

Description	Balance Sheet Location	September 30, 2014	December 31, 2013
Assets
Ground lease intangibles – below market	Other Assets	$178,251	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		179,511	179,511
Accumulated amortization		(7,777)	(4,364)
Lease intangible assets, net		$171,734	$175,147

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,500
Lease intangible liabilities		7,670	7,900
Accumulated amortization		(1,968)	(1,161)
Lease intangible liabilities, net		$5,702	$6,739

During the nine months ended September 30, 2014 and 2013, the Company amortized approximately $3.2 million and $2.5 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.9 million and $0.3 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income. During the quarters ended September 30, 2014 and 2013, the Company amortized approximately $1.0 million and $1.1 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.3 million and $0.1 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The weighted average amortization period for above and below market ground lease intangibles and retail lease intangibles is 49.8 years and 2.8 years, respectively.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2014	2015	2016	2017	2018	2019

Ground lease intangibles	$1,080	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(234)	(939)	(896)	(540)	(71)	(71)
Total	$846	$3,382	$3,425	$3,781	$4,250	$4,250

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

As of September 30, 2014, the Company has incurred cumulative Archstone-related expenses of approximately $101.1 million, of which approximately $13.5 million of this total was financing-related and approximately $87.6 million was merger costs. During the nine months ended September 30, 2014, the Company expensed nominal amounts of direct merger costs. During the nine months ended September 30, 2013, the Company expensed $19.7 million of direct merger costs primarily related to investment banking and legal/accounting fees, which were included in other expenses in the accompanying consolidated statements of operations and comprehensive income. During the nine months ended September 30, 2014 and 2013, the Company also expensed $6.4 million and $54.8 million, respectively, of indirect merger costs primarily related to severance and retention obligations, office leases and German operations/sales that were incurred through our 60% interest in unconsolidated joint ventures with AVB, which were included in (loss) from investments in unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income. Finally, during the nine months ended September 30, 2013, the Company also expensed $2.5 million of financing-related costs, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive income.

Unaudited Pro Forma Financial Information

Equity Residential

The following table illustrates the effect on net income, earnings per share – basic and earnings per share – diluted as if the Company had consummated the Archstone Acquisition as of January 1, 2012 (amounts in thousands, except per share amounts):

	Nine Months Ended	Quarter Ended
	September 30, 2013	September 30, 2013

Total revenues	$1,854,509	$629,446
Income from continuing operations	132,592	84,978
Discontinued operations, net	2,024,346	403,181
Net income	2,156,938	488,159
Net income available to Common Shares	2,070,153	468,959
Earnings per share - basic:
Net income available to Common Shares	$5.76	$1.30
Weighted average Common Shares outstanding (1)	359,611	359,811
Earnings per share - diluted:
Net income available to Common Shares	$5.74	$1.30
Weighted average Common Shares outstanding (1)	375,808	375,883

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

ERP Operating Limited Partnership

The following table illustrates the effect on net income, earnings per Unit – basic and earnings per Unit – diluted as if the Operating Partnership had consummated the Archstone Acquisition as of January 1, 2012 (amounts in thousands, except per Unit amounts):

	Nine Months Ended	Quarter Ended
	September 30, 2013	September 30, 2013

Total revenues	$1,854,509	$629,446
Income from continuing operations	132,592	84,978
Discontinued operations, net	2,024,346	403,181
Net income	2,156,938	488,159
Net income available to Units	2,155,736	487,433
Earnings per Unit - basic:
Net income available to Units	$5.76	$1.30
Weighted average Units outstanding (1)	373,347	373,547
Earnings per Unit - diluted:
Net income available to Units	$5.74	$1.30
Weighted average Units outstanding (1)	375,808	375,883

(1)
Includes an adjustment for Common Shares issued to the public in November/December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the Archstone Acquisition. Concurrent with these transactions, ERPOP issued the same number of OP Units to EQR.

For the nine months ended September 30, 2013, acquisition costs of $19.7 million and severance/retention and other costs of $53.6 million related to the Archstone Acquisition are not expected to have a continuing impact on the Company's financial results and therefore have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies or lower borrowing costs that the Company has or may achieve as a result of the acquisition or any strategies that management has or may consider in order to more efficiently manage the Company's operations, nor do they give pro forma effect to any other acquisitions, dispositions or capital markets transactions (excluding the equity offering in November/December 2012 which proceeds were used for the Archstone Acquisition) that the Company completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the Archstone Acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Other

During the nine months ended September 30, 2014, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	4	1,080	$375,610
Land Parcels (two)	—	—	28,790
Total	4	1,080	$404,400

During the nine months ended September 30, 2014, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	4	1,317	$197,100
Land Parcels (two)	—	—	30,502
Total	4	1,317	$227,602

The Company recognized a net gain on sales of real estate properties of approximately $128.5 million and a net gain on sales of land parcels of approximately $1.8 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	1	161	$61,000
Land Parcel	—	—	3,300
Total	1	161	$64,300

In addition to the properties that were subsequently disposed of as discussed in Note 14, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	3	529	$124,400
Land Parcel	—	—	32,100
Total	3	529	$156,500

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of September 30, 2014 (amounts in thousands except for project and apartment unit amounts):

	Consolidated			Unconsolidated
	Development Projects			Development Projects
	Held for and/or Under Development	Operating	Total	Held for and/or Under Development	Completed, Not Stabilized (3)	Operating	Total

Total projects (1)	—	19	19	—	1	3	4

Total apartment units (1)	—	3,771	3,771	—	444	1,225	1,669

Balance sheet information at 9/30/14 (at 100%):
ASSETS
Investment in real estate	$324,997	$679,956	$1,004,953	$61,037	$155,413	$186,779	$403,229
Accumulated depreciation	—	(189,005)	(189,005)	—	(5,313)	(12,185)	(17,498)
Investment in real estate, net	324,997	490,951	815,948	61,037	150,100	174,594	385,731
Cash and cash equivalents	2,953	15,820	18,773	66	1,975	4,486	6,527
Investments in unconsolidated entities	—	52,641	52,641	—	—	—	—
Deposits – restricted	31,236	300	31,536	—	—	189	189
Deferred financing costs, net	—	2,229	2,229	41	—	158	199
Other assets	6,679	26,927	33,606	—	50	1,039	1,089
Total assets	$365,865	$588,868	$954,733	$61,144	$152,125	$180,466	$393,735

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable (2)	$—	$360,392	$360,392	$25,631	$96,793	$111,800	$234,224
Accounts payable & accrued expenses	16,707	3,217	19,924	5,730	456	1,467	7,653
Accrued interest payable	—	1,266	1,266	51	464	269	784
Other liabilities	—	1,230	1,230	3	88	986	1,077
Security deposits	—	1,975	1,975	—	161	296	457
Total liabilities	16,707	368,080	384,787	31,415	97,962	114,818	244,195

Noncontrolling Interests – Partially Owned Properties/Partners' equity	117,351	7,846	125,197	27,858	47,223	46,639	121,720
Company equity/General and Limited Partners' Capital	231,807	212,942	444,749	1,871	6,940	19,009	27,820
Total equity/capital	349,158	220,788	569,946	29,729	54,163	65,648	149,540
Total liabilities and equity/capital	$365,865	$588,868	$954,733	$61,144	$152,125	$180,466	$393,735

	Consolidated			Unconsolidated
	Development Projects			Development Projects
	Held for and/or Under Development			Held for and/or Under Development		Operating
					Completed, Not Stabilized (3)
		Operating	Total				Total
Operating information for the nine months ended 9/30/14 (at 100%):
Operating revenue	$—	$65,565	$65,565	$—	$6,874	$14,499	$21,373
Operating expenses	—	19,390	19,390	159	2,486	5,442	8,087

Net operating income (loss)	—	46,175	46,175	(159)	4,388	9,057	13,286
Depreciation	—	16,202	16,202	—	4,903	6,102	11,005
General and administrative/other	1	34	35	—	1	205	206

Operating (loss) income	(1)	29,939	29,938	(159)	(516)	2,750	2,075
Interest and other income	—	10	10	—	—	—	—
Other expenses	—	(54)	(54)	—	—	—	—
Interest:
Expense incurred, net	—	(11,708)	(11,708)	—	(3,905)	(3,422)	(7,327)
Amortization of deferred financing costs	—	(266)	(266)	—	—	(81)	(81)

(Loss) income before income and other taxes and (loss) from investments in unconsolidated entities	(1)	17,921	17,920	(159)	(4,421)	(753)	(5,333)
Income and other tax (expense) benefit	—	(45)	(45)	—	(7)	—	(7)
(Loss) from investments in unconsolidated entities	—	(1,273)	(1,273)	—	—	—	—

Net (loss) income	$(1)	$16,603	$16,602	$(159)	$(4,428)	$(753)	$(5,340)

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company with the exception of 50% of the current $25.6 million outstanding debt balance on one unconsolidated development project.

(3)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.

Note:
The above tables exclude the Company's interests in unconsolidated joint ventures entered into with AVB in connection with the Archstone Transaction. These ventures own certain non-core Archstone assets that are held for sale and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests have an aggregate liquidation value of $73.5 million at September 30, 2014. The ventures are owned 60% by the Company and 40% by AVB.

During the nine months ended September 30, 2014, the Company and its joint venture partner sold one consolidated partially owned land parcel and recognized a net gain on the sale of approximately $1.1 million.

The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $125.2 million at September 30, 2014. The Company does not have any VIEs.

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

Waterton Tenside – This venture was formed to develop and operate a 336 unit apartment property located in Atlanta, Georgia. The Company has a 20% equity interest with an initial basis of $5.1 million. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $30.1 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

Parc on Powell (formerly known as 1333 Powell) – This venture is currently developing certain land parcels into a 176 unit apartment building located in Emeryville, California. The Company has a 5% equity interest with an initial obligation of approximately $2.1 million. Total project costs are expected to be approximately $75.0 million and construction is being partially funded with a construction loan. The loan has a maximum debt commitment of $39.5 million and a current unconsolidated outstanding balance of $25.6 million; the loan bears interest at LIBOR plus 2.25% and matures August 14, 2015. The Company has given a repayment guaranty on the construction loan of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees. The partner is the managing member. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

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

During the nine months ended September 30, 2014, the Company closed on the sale of its unconsolidated interest in the German portfolio fund, the German management company and the remaining wholly-owned German real estate assets. With these sales, all German real estate assets that were acquired by the Residual JV as part of the Archstone Acquisition have now been sold. The Company's pro rata share of the proceeds/distributions that have been repatriated to the Residual JV and received by the Company as a result of the German dispositions was approximately $77.0 million during the nine months ended September 30, 2014 and $95.9 million cumulatively since the closing of the Archstone Acquisition.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the year ended December 31, 2013, the Company purchased with AVB $65.0 million (of which the Company's 60% share was $39.0 million) of the preferred interests assumed by the Legacy JV. At September 30, 2014, the remaining preferred interests have an aggregate liquidation value of $73.5 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

Other

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of September 30, 2014, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $331.8 million, of which Toll Brothers' noncontrolling interest balance totaled $117.4 million.

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These projects are now unconsolidated. Details of these projects follow:

•
Nexus Sawgrass – This development project was completed and stabilized during the quarter ended September 30, 2014. Total project costs were approximately $78.6 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $48.6 million; the loan bears interest at 5.60% and matures January 1, 2021.

•
Domain – This development project is substantially complete. Total project costs are expected to be approximately $155.8 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $96.8 million; the loan bears interest at 5.75% and matures January 1, 2022.

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

7.	Deposits – Restricted and Escrow Deposits – Mortgage

The following table presents the Company’s restricted deposits as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014	December 31, 2013
Tax-deferred (1031) exchange proceeds	$3,909	$—
Earnest money on pending acquisitions	330	4,514
Restricted deposits on real estate investments	33,201	53,771
Resident security and utility deposits	47,000	44,777
Other	505	505
Totals	$84,945	$103,567

The following table presents the Company’s escrow deposits as of September 30, 2014 and December 31, 2013 (amounts in thousands):

	September 30, 2014	December 31, 2013
Real estate taxes and insurance	$2,049	$3,687
Replacement reserves	3,669	4,229
Mortgage principal reserves/sinking funds	39,425	33,868
Other	852	852
Totals	$45,995	$42,636

8.    Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of September 30, 2014, the Company had outstanding mortgage debt of approximately $5.1 billion.

During the nine months ended September 30, 2014, the Company:

▪	Repaid $72.7 million of mortgage loans.

As of September 30, 2014, the Company had $700.5 million of secured debt subject to third party credit enhancement.

As of September 30, 2014, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 1, 2061. At September 30, 2014, the interest rate range on the Company’s mortgage debt was 0.03% to 7.25%. During the nine months ended September 30, 2014, the weighted average interest rate on the Company’s mortgage debt was 4.24%.

Notes

As of September 30, 2014, the Company had outstanding unsecured notes of approximately $5.4 billion.

During the nine months ended September 30, 2014, the Company:

▪	Repaid $500.0 million of 5.250% unsecured notes at maturity;

▪	Repaid its $750.0 million unsecured term loan facility in conjunction with the note issuances discussed below;

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

As of September 30, 2014, scheduled maturities for the Company’s outstanding notes were at various dates through 2044. At September 30, 2014, the interest rate range on the Company’s notes was 2.375% to 7.57%. During the nine months ended September 30, 2014, the weighted average interest rate on the Company’s notes was 4.99%.

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

As of September 30, 2014, the amount available on the credit facility was $2.01 billion (net of $44.0 million which was restricted/dedicated to support letters of credit and net of $446.0 million outstanding). During the nine months ended September 30, 2014, the weighted average interest rate was 0.99%.

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

The carrying values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion and $5.9 billion, respectively, at September 30, 2014. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion (Level 2) and $6.2 billion (Level 2), respectively, at September 30, 2014. The carrying values of the Company's mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.2 billion and $5.6 billion, respectively, at December 31, 2013. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion (Level 2) and $5.9 billion (Level 2), respectively, at December 31, 2013. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, lines of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

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

The following table summarizes the Company’s consolidated derivative instruments at September 30, 2014 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$450,000	$200,000
Lowest Possible Notional	$450,000	$200,000
Highest Possible Notional	$450,000	$200,000
Lowest Interest Rate	2.375%	2.689%
Highest Interest Rate	2.375%	3.191%
Earliest Maturity Date	2019	2025
Latest Maturity Date	2019	2025

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.

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

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at September 30, 2014 and December 31, 2013, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	9/30/2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$678	$—	$678	$—
Supplemental Executive Retirement Plan	Other Assets	98,350	98,350	—	—
Total		$99,028	$98,350	$678	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$2,485	$—	$2,485	$—
Forward Starting Swaps	Other Liabilities	2,927	—	2,927	—
Supplemental Executive Retirement Plan	Other Liabilities	98,350	98,350	—	—
Total		$103,762	$98,350	$5,412	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$430,149	$—	$430,149	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2013	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$18,710	$—	$18,710	$—
Supplemental Executive Retirement Plan	Other Assets	83,845	83,845	—	—
Total		$102,555	$83,845	$18,710	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$83,845	$83,845	$—	$—
Total		$83,845	$83,845	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$363,144	$—	$363,144	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2014 and 2013, respectively (amounts in thousands):

September 30, 2014 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(2,485)	Fixed rate debt	Interest expense	$2,485
Total		$(2,485)			$2,485

September 30, 2013 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,524)	Fixed rate debt	Interest expense	$1,524
Total		$(1,524)			$1,524

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2014 and 2013, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
September 30, 2014 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(21,693)	Interest expense	$(12,606)	Interest expense	$91
Total	$(21,693)		$(12,606)		$91

	Effective Portion			Ineffective Portion
September 30, 2013 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$8,737	Interest expense	$(16,084)	N/A	$—
Total	$8,737		$(16,084)		$—
As of September 30, 2014 and December 31, 2013, there were approximately $165.0 million and $155.8 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at September 30, 2014, the Company may recognize an estimated $22.0 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending September 30, 2015.

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

10.    Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2014	2013	2014	2013
Numerator for net income per share – basic:
Income (loss) from continuing operations	$301,598	$(237,315)	$117,611	$(13,465)
Allocation to Noncontrolling Interests – Operating Partnership, net	(16,216)	9,517	(8,740)	521
Net gain on sales of real estate properties	128,544	—	113,641	—
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,800)	1,101	(708)	311
Preferred distributions	(3,109)	(3,109)	(1,037)	(1,037)
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	409,017	(229,806)	220,767	(13,670)
Discontinued operations, net of Noncontrolling Interests	1,443	1,946,334	(60)	389,825
Numerator for net income per share – basic	$410,460	$1,716,528	$220,707	$376,155
Numerator for net income per share – diluted (1):
Income from continuing operations	$301,598		$117,611
Net gain on sales of real estate properties	128,544		113,641
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,800)		(708)
Preferred distributions	(3,109)		(1,037)
Income from continuing operations available to Common Shares	425,233		229,507
Discontinued operations, net	1,500		(62)
Numerator for net income per share – diluted (1)	$426,733	$1,716,528	$229,445	$376,155
Denominator for net income per share – basic and diluted (1):
Denominator for net income per share – basic	360,900	352,414	361,409	359,811
Effect of dilutive securities:
OP Units	13,726		13,707
Long-term compensation shares/units	2,602		2,838
Denominator for net income per share – diluted (1)	377,228	352,414	377,954	359,811
Net income per share – basic	$1.14	$4.87	$0.61	$1.05
Net income per share – diluted	$1.13	$4.87	$0.61	$1.05
Net income per share – basic:
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	$1.133	$(0.652)	$0.611	$(0.038)
Discontinued operations, net of Noncontrolling Interests	0.004	5.523	—	1.083
Net income per share – basic	$1.137	$4.871	$0.611	$1.045
Net income per share – diluted (1):
Income (loss) from continuing operations available to Common Shares	$1.127	$(0.652)	$0.607	$(0.038)
Discontinued operations, net	0.004	5.523	—	1.083
Net income per share – diluted	$1.131	$4.871	$0.607	$1.045

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the nine months and quarter ended September 30, 2013.

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2014	2013	2014	2013
Numerator for net income per Unit – basic and diluted (1):
Income (loss) from continuing operations	$301,598	$(237,315)	$117,611	$(13,465)
Net gain on sales of real estate properties	128,544	—	113,641	—
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,800)	1,101	(708)	311
Allocation to Preference Units	(3,109)	(3,109)	(1,037)	(1,037)
Income (loss) from continuing operations available to Units	425,233	(239,323)	229,507	(14,191)
Discontinued operations, net	1,500	2,026,798	(62)	405,182
Numerator for net income per Unit – basic and diluted (1)	$426,733	$1,787,475	$229,445	$390,991
Denominator for net income per Unit – basic and diluted (1):
Denominator for net income per Unit – basic	374,626	366,150	375,116	373,547
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,602		2,838
Denominator for net income per Unit – diluted (1)	377,228	366,150	377,954	373,547
Net income per Unit – basic	$1.14	$4.87	$0.61	$1.05
Net income per Unit – diluted	$1.13	$4.87	$0.61	$1.05
Net income per Unit – basic:
Income (loss) from continuing operations available to Units	$1.133	$(0.652)	$0.611	$(0.038)
Discontinued operations, net	0.004	5.523	—	1.083
Net income per Unit – basic	$1.137	$4.871	$0.611	$1.045
Net income per Unit – diluted (1):
Income (loss) from continuing operations available to Units	$1.127	$(0.652)	$0.607	$(0.038)
Discontinued operations, net	0.004	5.523	—	1.083
Net income per Unit – diluted	$1.131	$4.871	$0.607	$1.045

(1)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the nine months and quarter ended September 30, 2013.

11.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any, for properties sold in 2013 and prior years. The amounts included in discontinued operations for the nine months and quarter ended September 30, 2014 represent trailing activity for properties sold in 2013 and prior years. None of the properties sold during the nine months and quarter ended September 30, 2014 met the new criteria for reporting discontinued operations. See Note 2 for further discussion.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets for properties sold in 2013 and prior years during the nine months and quarters ended September 30, 2014 and 2013 (amounts in thousands).

	Nine Months Ended September 30,		Quarter Ended September 30,
	2014	2013	2014	2013
REVENUES
Rental income	$1,218	$119,191	$(57)	$11,235
Total revenues	1,218	119,191	(57)	11,235

EXPENSES (1)
Property and maintenance	(125)	35,571	(84)	4,122
Real estate taxes and insurance	146	11,602	152	735
Property management	—	1	—	—
Depreciation	—	33,864	—	2,902
General and administrative	59	77	8	4
Total expenses	80	81,115	76	7,763

Discontinued operating income (loss)	1,138	38,076	(133)	3,472

Interest and other income	152	156	72	66
Other expenses	—	(3)	—	—
Interest (2):
Expense incurred, net	—	(1,276)	—	(18)
Amortization of deferred financing costs	—	(228)	—	—
Income and other tax (expense) benefit	(13)	(504)	—	(41)

Discontinued operations	1,277	36,221	(61)	3,479
Net gain on sales of discontinued operations	223	1,990,577	(1)	401,703

Discontinued operations, net	$1,500	$2,026,798	$(62)	$405,182

(1)	Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold.

12.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws. Compliance by the Company with existing laws has not had a material adverse effect on the Company. However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys' fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at September 30, 2014. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company has established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the nine months ended September 30, 2014, the Company recorded additional reserves relating to these matters of approximately $4.0 million, resulting in total reserves of approximately $6.0 million at September 30, 2014. While no assurances can be given, the Company does not believe that the ultimate resolution of these litigation matters, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of September 30, 2014, the Company has 12 consolidated projects (including Prism at Park Avenue South in New York City, which the Company is jointly developing with Toll Brothers as discussed below) totaling 4,017 apartment units in various stages of development with commitments to fund of approximately $1.1 billion and estimated completion dates ranging through September 30, 2017, as well as other completed development projects that are in various stages of lease up or are stabilized. Some of the projects are being developed solely by the Company, while others are being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company is the "general" or "managing" partner of the development ventures.

As of September 30, 2014, the Company has one unconsolidated project totaling 176 apartment units under development with an estimated completion date of March 31, 2015, as well as other completed development projects that are in various stages of lease up or are stabilized. These projects are all being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company currently has no further funding obligations for Domain, Nexus Sawgrass and San Norterra. While the Company is the managing member of the Domain and Nexus Sawgrass joint ventures, was responsible for constructing both projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The Domain and Nexus Sawgrass buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements. The respective partner for San Norterra and Parc on Powell (formerly known as 1333 Powell) is the “general” or “managing” partner of the development venture, and the Company does not have substantive kick-out or participating rights. The Company has given a repayment guaranty on the construction loan for Parc on Powell of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of September 30, 2014, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $331.8 million, of which Toll Brothers' noncontrolling interest balance totaled $117.4 million.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2014 and 2013, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations and comprehensive income). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2014 and 2013, respectively, as well as total assets and capital expenditures at September 30, 2014 (amounts in thousands):

	Nine Months Ended September 30, 2014			Nine Months Ended September 30, 2013
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Boston	$188,509	$61,195	$127,314	$182,143	$59,373	$122,770
Denver	82,392	23,263	59,129	76,796	23,095	53,701
New York	340,374	129,561	210,813	327,884	124,960	202,924
San Francisco	251,812	79,898	171,914	232,062	81,417	150,645
Seattle	116,581	38,649	77,932	108,789	37,108	71,681
South Florida	143,000	53,347	89,653	136,599	52,238	84,361
Southern California	314,247	104,996	209,251	300,788	104,211	196,577
Washington DC	335,154	108,931	226,223	337,270	107,547	229,723
Non-core	92,660	34,236	58,424	89,791	33,349	56,442
Total same store	1,864,729	634,076	1,230,653	1,792,122	623,298	1,168,824

Non-same store/other (2) (3)
Boston	2,749	639	2,110	1,900	430	1,470
Seattle	8,608	3,014	5,594	2,855	813	2,042
South Florida	3,687	2,113	1,574	44	364	(320)
Southern California	28,005	12,737	15,268	9,824	4,554	5,270
Washington DC	17,324	6,005	11,319	9,109	3,276	5,833
Other (3)	17,390	9,318	8,072	17,738	15,954	1,784
Total non-same store/other	77,763	33,826	43,937	41,470	25,391	16,079

Archstone pre-ownership (4)	—	—	—	(92,423)	(36,729)	(55,694)
Total	$1,942,492	$667,902	$1,274,590	$1,741,169	$611,960	$1,129,209

(1)
Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2013, less properties subsequently sold, which represented 99,686 apartment units. Also includes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(2)
Non-same store primarily includes properties acquired after January 1, 2013, plus any properties in lease-up and not stabilized as of January 1, 2013, but excludes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold in 2014 that do not meet the new discontinued operations criteria.

(4)	Represents pro forma Archstone pre-ownership results for the period January 1, 2013 to February 27, 2013 that is included in 2013 same store results.

	Quarter Ended September 30, 2014			Quarter Ended September 30, 2013
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Boston	$63,485	$19,781	$43,704	$61,687	$19,721	$41,966
Denver	28,269	8,164	20,105	26,303	8,109	18,194
New York	114,968	41,457	73,511	110,588	41,215	69,373
San Francisco	86,468	26,938	59,530	79,602	27,312	52,290
Seattle	41,575	13,428	28,147	38,786	12,992	25,794
South Florida	48,245	17,805	30,440	46,135	17,673	28,462
Southern California	106,974	35,543	71,431	102,422	35,062	67,360
Washington DC	114,478	36,841	77,637	114,793	36,905	77,888
Non-core	31,391	11,387	20,004	30,294	11,092	19,202
Total same store	635,853	211,344	424,509	610,610	210,081	400,529

Non-same store/other (2) (3)
Boston	931	215	716	747	176	571
Seattle	2,464	645	1,819	—	—	—
South Florida	1,645	736	909	21	218	(197)
Southern California	11,889	4,653	7,236	4,413	1,962	2,451
Washington DC	4,899	1,654	3,245	2,458	1,003	1,455
Other (3)	4,320	(128)	4,448	5,814	133	5,681
Total non-same store/other	26,148	7,775	18,373	13,453	3,492	9,961

Total	$662,001	$219,119	$442,882	$624,063	$213,573	$410,490

(1)
Same store primarily includes all properties acquired or completed and stabilized prior to July 1, 2013, less properties subsequently sold, which represented 100,196 apartment units. Also includes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(2)
Non-same store primarily includes properties acquired after July 1, 2013, plus any properties in lease-up and not stabilized as of July 1, 2013, but excludes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold in 2014 that do not meet the new discontinued operations criteria.

	Nine Months Ended September 30, 2014
	Total Assets	Capital Expenditures
Same store (1)
Boston	$1,939,055	$14,656
Denver	525,685	3,900
New York	4,683,104	14,802
San Francisco	2,736,460	20,234
Seattle	1,039,100	9,699
South Florida	1,145,788	11,377
Southern California	2,955,062	19,125
Washington DC	4,252,450	30,477
Non-core	575,000	4,967
Total same store	19,851,704	129,237

Non-same store/other (2) (3)
Boston	48,570	690
Seattle	226,023	396
South Florida	68,528	—
Southern California	754,384	971
Washington DC	303,871	1,290
Other (3)	1,755,014	597
Total non-same store/other	3,156,390	3,944
Total	$23,008,094	$133,181

(1)
Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2013, less properties subsequently sold, which represented 99,686 apartment units. Also includes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

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

Note: Markets/Metro Areas aggregated in the above Southern California and Non-core segments are as follows:
(a) Southern California – Los Angeles, Orange County and San Diego.
(b) Non-core – Inland Empire, CA, New England (excluding Boston), Orlando and Phoenix.
The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2014 and 2013, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2014	2013	2014	2013
Rental income	$1,942,492	$1,741,169	$662,001	$624,063
Property and maintenance expense	(361,105)	(330,812)	(120,144)	(118,782)
Real estate taxes and insurance expense	(245,717)	(217,753)	(80,568)	(75,916)
Property management expense	(61,080)	(63,395)	(18,407)	(18,875)
Total operating expenses	(667,902)	(611,960)	(219,119)	(213,573)
Net operating income	$1,274,590	$1,129,209	$442,882	$410,490

14.	Subsequent Events/Other

Subsequent Events

Subsequent to September 30, 2014, the Company:

•	Sold four properties consisting of 1,424 apartment units for $199.5 million; and

•	Entered into $100.0 million of forward starting swaps to hedge changes in interest rates related to future secured or unsecured debt issuances.

Other

During the nine months ended September 30, 2014 and 2013, the Company incurred charges of $0.3 million and $0.2 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties (excluding the Archstone Transaction) and $2.1 million and $4.0 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $2.4 million and $4.2 million, respectively, are included in other expenses in the accompanying consolidated statements of operations and comprehensive income. See Note 4 for details on the property acquisition costs related to the Archstone Transaction.

During the nine months ended September 30, 2014, the Company received $2.8 million for the settlement of various litigation/insurance claims, which are included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

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
EQR is the general partner of, and as of September 30, 2014 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its core markets. As of September 30, 2014, the Company had approximately 3,500 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 163,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $15.8 billion, acquired over 67,000 apartment units primarily in its core markets for approximately $19.4 billion and began approximately $4.9 billion of development projects primarily in its core markets. We are currently seeking to acquire and develop assets primarily in the following six core coastal metropolitan areas: Boston, New York, Washington DC, Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 11.6% of our NOI at September 30, 2014) in the two core markets of South Florida and Denver but do not currently intend to acquire or develop new assets in these markets. Further, we are in the process of exiting Phoenix and Orlando and will use sales proceeds from these markets to acquire and/or develop new assets and for other corporate purposes.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties and takes options on land or acquires land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of September 30, 2014, no single market/metropolitan area accounted for more than 18.6% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.
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
We have a commitment to sustainability and consider the environmental impacts of our business activities. Sustainability and social responsibility are key drivers of our focus on creating the best apartment communities for residents to live, work and play. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. The Company was recently named as the 2014 North American Residential – Large Cap Sector Leader by the Global Real Estate Sustainability Benchmark ("GRESB") survey, a globally recognized analysis of the sustainability indicators of approximately 650 real estate portfolios worldwide. For additional information regarding our sustainability efforts, see our December 2013 Corporate Social Responsibility and Sustainability Report at our website, www.equityresidential.com.

Current Environment

During the nine months ended September 30, 2014, the Company acquired four consolidated rental properties consisting of 1,080 apartment units for $375.6 million and two land parcels for $28.8 million. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage, which was demonstrated in the Archstone Transaction that closed in 2013. The Company currently budgets consolidated rental acquisitions of approximately $500.0 million during the year ending December 31, 2014 to be funded with proceeds from rental dispositions (see discussion below).

The Company started construction on four projects representing 1,543 apartment units totaling approximately $829.0 million of development costs during the nine months ended September 30, 2014. The Company expects to increase its development activity as compared to the past few years and has budgeted up to $1.6 billion combined of new apartment construction starts on land currently owned during the years ending December 31, 2014 and 2015, with up to $1.1 billion occurring in 2014 and the balance occurring in 2015. We currently budget spending approximately $500.0 million and $700.0 million on development costs during the years ending December 31, 2014 and 2015, respectively. This capital will be primarily sourced with excess operating cash flow and borrowings on our revolving credit facility.

The Company expects to continue to sell non-core assets and reduce its exposure to non-core markets as we believe these assets will have lower long-term returns and we can sell them for prices that we believe are favorable. The Archstone Transaction that closed in 2013 provided an opportunity to accelerate this strategy and do so efficiently through the use of Section 1031 tax deferred exchanges. Over the past several years, dispositions combined with reinvestment of the cash proceeds in assets with lower cap rates (see definition below) were dilutive to our earnings per share. The Company defines dilution from transactions as the lost NOI from sales proceeds that were not reinvested in other apartment properties or were reinvested in properties with a lower cap rate. Beginning in 2014 and going forward, the Company expects a decrease in dilution due to our reduced disposition volume and less lost NOI due to the locations of our planned dispositions. The Company sold four consolidated rental properties consisting of 1,317 apartment units for $197.1 million and two land parcels for $30.5 million during the nine months ended September 30, 2014. The Company currently budgets consolidated rental dispositions of approximately $500.0 million during the year ending December 31, 2014.

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

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”). Through their lender originator networks, the GSEs are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, further reductions in their size or the scale of their activities or loss of key personnel could have a significant impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. The regulator of the GSEs required the GSEs to decrease their 2013 multifamily lending activities by 10% compared to 2012 levels. While the regulator's mandate for 2014 multifamily activity remains the same as 2013, it is unclear if future reductions or changes could be mandated. The GSEs' regulator has proposed 2015-2017 affordability targets for the GSEs. These targets are generally consistent with historical requirements and are not anticipated to materially impact the GSE's overall multifamily lending activity. However, going forward the regulator could require the GSEs to focus more of their lending activities on small borrowers or properties that the regulator deems affordable, which may or may not include the Company's assets. Reductions in GSE activity or increases in GSE loan pricing may also provide a competitive advantage to us by making the cost of financing multifamily properties more expensive for other multifamily owners while the Company continues to have access to cheaper capital in the public and private debt and equity markets. Over time, we expect that other lenders, including banks, the commercial mortgage-backed securities market and life insurance companies, will become larger sources of debt capital to the multifamily market because multifamily properties are attractive to lenders due to their relatively stable cash flows.

We expect continued growth in revenue (anticipated 2014 same store revenue increase of 4.1%) and NOI (anticipated 2014 same store NOI increase of 5.1%) and are optimistic that the continued strength in fundamentals across most of our markets will continue to produce solid performance for the remainder of 2014. These same store revenue and NOI growth assumptions are both above the high end of the Company's original projections budgeted in February 2014. These same-store assumptions include the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. Same store revenues increased 4.1% during the nine months ended September 30, 2014 as compared to the same period in 2013. We believe the key drivers behind the anticipated increase in revenue are base rent pricing for new residents, renewal pricing for existing residents, resident turnover and physical occupancy. For 2014, we now expect average base rent growth of 3.5% (vs.

original guidance of 3.25%), an increase in renewal rates of 5.5% (vs. original guidance of 4.75%), occupancy of 95.6% (vs. original guidance of 95.4%) and turnover at 51.0% (vs. original guidance of 51.5%).

All of our markets are generally performing better than original expectations back in February 2014. As noted above, demand for our apartments has been stronger than expected, with higher occupancy and lower turnover due in part to declines in move outs to buy new homes. In general, new supply continues to be absorbed in an orderly fashion with lease-ups occurring faster than expected and only minimal impact on rents at nearby stabilized assets. However, Washington D.C. continues to show signs of stress as substantial new supply and the impact of sequestration and furloughs have dampened the metro area economy. We expect our Washington D.C. results to produce a slightly better than 1% decline in same store revenues during 2014, which will likely reduce our expected Company-wide same store revenue growth by 1%. Despite slow growth in the overall economy and the issues noted in Washington D.C., our business continues to perform well because of the combined forces of demographics, household formations and increasing consumer preference for the flexibility of rental housing, all of which should ensure a continued strong demand for rental housing. Taking all of the above factors into account, the Company currently forecasts same store revenue growth of 3.5% to 4.5% in 2015.

The Company anticipates that 2014 same store expenses will increase 2.2%, at the low end of original expectations, with increases in real estate taxes expected to approximate 5.7% and utilities expected to approximate 5% to 6% for the full year 2014. Same store expenses increased 1.7% during the nine months ended September 30, 2014 as compared to the same period in 2013, with real estate taxes up 5.7% and utilities up 4.9%. The increase in real estate taxes is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment values and fundamentals as well as the continued burn off of 421a tax abatements in New York City. The increase in utilities is primarily due to a combination of increases in natural gas prices, increased consumption of gas and electric due to historically low temperatures and increases in water and sewer costs as many municipalities have antiquated systems with limited revenue for modernization. Expense growth in the controllable property level expenses (excluding real estate taxes and utilities) declined 1.7% as the Company leverages the geographic locations of its new same-store portfolio (as a result of the Archstone Transaction and the 2013 disposition program) and technology to lower costs, which should partially offset the increase in real estate taxes and utilities. We expect that the beneficial impact resulting from Archstone synergies will continue to diminish in the remainder of the year.

We believe that the Company is well-positioned as of September 30, 2014 because our properties are geographically diverse, were approximately 95.9% occupied (96.2% on a same store basis) and the long-term demographic picture is positive. We believe certain market areas, especially Washington D.C., downtown Boston and Cambridge and Seattle, will see substantial near term multifamily supply; yet total new supply levels for our core markets remain within historical ranges. We believe over the longer term that our core markets will absorb future supply without material marketwide disruption because of the high occupancy levels we currently experience and increasing household formations. We have seen evidence of this in Seattle as supply has been absorbed and rental rates continue to grow. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in strategically targeted markets during the nine months ended September 30, 2014 as follows:

▪	Acquired two consolidated apartment properties consisting of 738 apartment units for $269.0 million at a weighted cap rate (see definition below) of 4.8% and two land parcels for $28.8 million;

▪
Acquired two consolidated apartment properties, one that had just completed lease up and the other which was still in lease up, consisting of 342 apartment units for $106.6 million and are expected to stabilize at a 6.4% yield on cost and a 4.9% yield on cost, respectively; and

▪
Sold four consolidated apartment properties consisting of 1,317 apartments units for $197.1 million at a weighted average cap rate of 6.4% generating an unlevered internal rate of return ("IRR"), inclusive of management costs, of 11.3% and two land parcels for $30.5 million.

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

Properties that the Company owned and were stabilized (see definition below) for all of both of the nine months ended September 30, 2014 and 2013 as well as the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company (the “Nine-Month 2014 Same Store Properties”), which represented 99,686 apartment units, impacted the Company's results of operations. Properties that the Company owned and were stabilized for all of both of the quarters ended September 30, 2014 and 2013 (the "Third Quarter 2014 Same Store Properties"), which represented 100,196 apartment units, also impacted the Company's results of operations. Both the Nine-Month 2014 Same Store Properties and the Third Quarter 2014 Same Store Properties are discussed in the following paragraphs.

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the nine months and quarter ended September 30, 2014:

	Nine Months Ended		Quarter Ended
	September 30, 2014		September 30, 2014
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	296	80,247	374	100,648

2012 acquisitions	9	1,896	—	—
2013 acquisitions	77	22,103	1	322
2013 acquisitions not yet included in same store (1)	(1)	(322)	—	—
2013 acquisitions not yet stabilized (2)	(2)	(613)	—	—
2013 acquisitions not managed by the Company (3)	(3)	(853)	—	—
2013 acquisitions not consolidated	(1)	(336)	—	—
2013 acquisitions disposed of in 2013 (4)	(3)	(1,536)	—	—
2014 dispositions	(4)	(1,317)	(3)	(981)
Lease-up properties stabilized	3	374	1	188
Other	—	43	—	19
Same Store Properties at September 30, 2014	371	99,686	373	100,196

	Nine Months Ended		Quarter Ended
	September 30, 2014		September 30, 2014
	Properties	Apartment Units	Properties	Apartment Units
Same Store	371	99,686	373	100,196

Non-Same Store:
2014 acquisitions	2	738	2	738
2014 acquisitions not yet stabilized (2)	2	342	2	342
2013 acquisitions not yet included in same store (1)	1	322	—	—
2013 acquisitions not yet stabilized (2)	2	613	2	613
2013 acquisitions not managed by the Company (3)	3	853	3	853
2013 acquisitions not consolidated	1	336	1	336
Lease-up properties not yet stabilized (2)	11	3,191	10	3,003
Other	1	1	1	1
Total Non-Same Store	23	6,396	21	5,886
Military Housing (not consolidated)	2	5,005	2	5,005
Total Properties and Apartment Units	396	111,087	396	111,087

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

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the nine months and quarters ended September 30, 2014 and 2013. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the nine months ended September 30, 2014 to the nine months ended September 30, 2013

For the nine months ended September 30, 2014, the Company reported diluted earnings per share/unit of $1.13 compared to $4.87 per share/unit in the same period of 2013. The difference is primarily due to approximately $1.9 billion in higher gains on property sales in 2013 vs. 2014, partially offset by $68.2 million of higher merger-related expenses incurred in 2013 vs. 2014 in connection with the Archstone Acquisition, $71.4 million of prepayment penalties incurred in 2013 in connection with early debt extinguishment of existing mortgage notes payable to manage the Company's post Archstone 2017 maturities profile and higher depreciation in 2013 as a direct result of in-place residential lease intangibles acquired in the Archstone Transaction.

For the nine months ended September 30, 2014, income from continuing operations increased approximately $538.9 million when compared to the nine months ended September 30, 2013. The increase in continuing operations is discussed below.

Revenues from the Nine-Month 2014 Same Store Properties increased $72.6 million primarily as a result of an increase in average rental rates charged to residents, higher occupancy and a decrease in turnover. Expenses from the Nine-Month 2014 Same Store Properties increased $10.8 million primarily due to increases in real estate taxes and utilities, partially offset by lower property management costs. The following tables provide comparative same store results and statistics for the Nine-Month 2014 Same Store Properties:

September YTD 2014 vs. September YTD 2013
Same Store Results/Statistics for 99,686 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
YTD 2014	$1,864,729	$634,076	$1,230,653	$2,174	95.7%	42.8%
YTD 2013	$1,792,122	$623,298	$1,168,824	$2,094	95.4%	43.5%
Change	$72,607	$10,778	$61,829	$80	0.3%	(0.7%)
Change	4.1%	1.7%	5.3%	3.8%

Note: Same store results/statistics include the stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Nine-Month 2014 Same Store Properties:

September YTD 2014 vs. September YTD 2013
Same Store Operating Expenses for 99,686 Same Store Apartment Units
$ in thousands

	Actual YTD 2014	Actual YTD 2013	$ Change	% Change	% of Actual YTD 2014 Operating Expenses
Real estate taxes	$217,227	$205,572	$11,655	5.7%	34.3%
On-site payroll (1)	134,810	134,225	585	0.4%	21.3%
Utilities (2)	96,469	91,946	4,523	4.9%	15.2%
Repairs and maintenance (3)	77,368	77,320	48	0.1%	12.2%
Property management costs (4)	55,942	59,140	(3,198)	(5.4%)	8.8%
Insurance	18,532	18,741	(209)	(1.1%)	2.9%
Leasing and advertising	7,862	9,142	(1,280)	(14.0%)	1.2%
Other on-site operating expenses (5)	25,866	27,212	(1,346)	(4.9%)	4.1%
Same store operating expenses	$634,076	$623,298	$10,778	1.7%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the Nine-Month 2014 Same Store Properties:

	Nine Months Ended September 30,
	2014	2013
	(Amounts in thousands)
Operating income	$670,825	$288,619
Adjustments:
Archstone pre-ownership operating results	—	55,694
Non-same store operating results	(43,937)	(16,079)
Fee and asset management revenue	(7,596)	(7,399)
Fee and asset management expense	4,293	4,739
Depreciation	565,772	796,233
General and administrative	41,296	47,017
Same store NOI	$1,230,653	$1,168,824

For properties that the Company acquired prior to January 1, 2013 and expects to continue to own through December 31, 2014 as well as the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company, the Company anticipates the following same store results for the full year ending December 31, 2014:

2014 Same Store Assumptions
Physical occupancy	95.6%
Revenue change	4.1%
Expense change	2.2%
NOI change	5.1%
The Company anticipates consolidated rental acquisitions of $500.0 million and consolidated rental dispositions of $500.0 million and expects that acquisitions will have a 1.00% lower cap rate than dispositions for the full year ending December 31, 2014.

These 2014 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased approximately $27.9 million and consist primarily of properties acquired in calendar years 2013 and 2014 as well as operations from the Company’s completed development properties, but exclude the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. This increase primarily resulted from:

▪	Development and newly stabilized development properties in lease-up of $12.5 million;

▪	Operating properties acquired in 2013 and 2014 of $8.5 million (excluding operating properties acquired in the Archstone Acquisition);

▪	Other miscellaneous properties (including three master-leased properties acquired in the Archstone Acquisition) of $2.1 million; and

▪	Operating activities from other miscellaneous operations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.6 million or 24.2% primarily as a result of higher revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base and lower expenses, partially offset by lower fees earned on management of the Company's unconsolidated development joint ventures.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $2.3 million or 3.7%. This decrease is primarily attributable to a decrease in payroll-related costs, a decrease in office rent and a decrease in legal and professional fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, decreased approximately $230.5 million or 28.9% primarily as a result of in-place residential lease intangibles which are generally amortized over a six month period and can significantly elevate depreciation expense following an acquisition, especially during 2013 as a direct result of the Archstone Acquisition, partially offset by additional depreciation expense on properties acquired in 2014, development properties placed in service and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $5.7 million or 12.2% primarily due to a decrease in payroll-related costs, partially offset by an increase in office rent. The Company anticipates that general and administrative expenses will approximate $51.0 million for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.

Interest and other income from continuing operations increased approximately $1.4 million or 81.8% primarily due to proceeds received from various insurance/litigation settlements totaling $2.8 million during the nine months ended September 30, 2014 that did not occur in 2013, partially offset by proceeds received from the sale of certain investment securities during the nine months ended September 30, 2013 that did not reoccur in 2014. The Company anticipates that interest and other income, excluding the $2.8 million in settlements discussed above, will approximate $0.7 million for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.

Other expenses from continuing operations decreased approximately $20.6 million or 74.2% primarily due to the closing of the Archstone Acquisition during the nine months ended September 30, 2013 and the significant decline in transaction activity during the nine months ended September 30, 2014.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $97.3 million or 21.5% primarily as a result of $78.8 million of debt extinguishment costs incurred on early debt prepayments and write-offs of unamortized deferred financing costs in 2013 on existing mortgage notes payable to manage the Company's post Archstone 2017 maturities profile and higher capitalized interest in 2014. During the nine months ended September 30, 2014, the Company capitalized interest costs of approximately $38.1 million as compared to $32.9 million for the nine months ended September 30, 2013. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the nine months ended September 30, 2014 was 4.76% as compared to 4.91% (excluding prepayment penalties) for the nine months ended September 30, 2013. The Company anticipates that interest expense from continuing operations will approximate $460 million for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.

Income and other tax expense from continuing operations decreased approximately $0.2 million or 13.5% primarily due to decreases and timing of all other taxes, partially offset by an increase in estimated taxes related to properties that may be sold by the Company's TRS. The Company anticipates that income and other tax expense will approximate $2.0 million for the year ending December 31, 2014. The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities decreased by $47.5 million or 82.3% primarily due to indirect costs incurred in 2013 from the Archstone Acquisition through the Company's joint ventures with AVB such as severance and retention bonuses that have significantly decreased in 2014.

Net gain on sales of land parcels decreased approximately $10.3 million or 84.8% due to the gain on sale of six land parcels during the nine months ended September 30, 2013 as compared to two land sales during the nine months ended September 30, 2014.

Discontinued operations, net decreased approximately $2.0 billion or 99.9% between the periods under comparison. This decrease is primarily due to substantially higher sales volume during the nine months ended September 30, 2013 compared to the same period in 2014. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of real estate properties increased $128.5 million as a result of the sale of four consolidated apartment properties during the nine months ended September 30, 2014 that did not meet the new criteria for reporting discontinued operations. See Notes 2 and 11 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended September 30, 2014 to the quarter ended September 30, 2013

For the quarter ended September 30, 2014, the Company reported diluted earnings per share/unit of $0.61 compared to $1.05 per share/unit in the same period of 2013. The difference is primarily due to approximately $288.1 million in higher gains on property sales in 2013 vs. 2014, partially offset by higher depreciation in 2013 as a direct result of in-place residential lease intangibles acquired in the Archstone Transaction.

For the quarter ended September 30, 2014, income from continuing operations increased approximately $131.1 million when compared to the quarter ended September 30, 2013. The increase in continuing operations is discussed below.

Revenues from the Third Quarter 2014 Same Store Properties increased $25.2 million primarily as a result of an increase in average rental rates charged to residents and higher occupancy, partially offset by an increase in turnover. Expenses from the Third Quarter 2014 Same Store Properties increased $1.3 million primarily due to an increase in real estate taxes, partially offset by lower property management costs. The following tables provide comparative same store results and statistics for the Third Quarter 2014 Same Store Properties:

Third Quarter 2014 vs. Third Quarter 2013
Same Store Results/Statistics for 100,196 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q3 2014	$635,853	$211,344	$424,509	$2,203	96.1%	17.3%
Q3 2013	$610,610	$210,081	$400,529	$2,123	95.7%	17.0%
Change	$25,243	$1,263	$23,980	$80	0.4%	0.3%
Change	4.1%	0.6%	6.0%	3.8%

Note: Same store results/statistics include the stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Third Quarter 2014 Same Store Properties:

Third Quarter 2014 vs. Third Quarter 2013
Same Store Operating Expenses for 100,196 Same Store Apartment Units
$ in thousands

	Actual Q3 2014	Actual Q3 2013	$ Change	% Change	% of Actual Q3 2014 Operating Expenses
Real estate taxes	$72,075	$68,851	$3,224	4.7%	34.1%
On-site payroll (1)	46,022	44,860	1,162	2.6%	21.8%
Utilities (2)	30,377	30,778	(401)	(1.3%)	14.4%
Repairs and maintenance (3)	27,075	27,393	(318)	(1.2%)	12.8%
Property management costs (4)	18,440	20,150	(1,710)	(8.5%)	8.7%
Insurance	6,199	6,271	(72)	(1.1%)	2.9%
Leasing and advertising	2,861	3,070	(209)	(6.8%)	1.4%
Other on-site operating expenses (5)	8,295	8,708	(413)	(4.7%)	3.9%
Same store operating expenses	$211,344	$210,081	$1,263	0.6%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the Third Quarter 2014 Same Store Properties:

	Quarter Ended September 30,
	2014	2013
	(Amounts in thousands)
Operating income	$243,269	$120,396
Adjustments:
Non-same store operating results	(18,373)	(9,961)
Fee and asset management revenue	(2,077)	(2,566)
Fee and asset management expense	1,253	1,516
Depreciation	190,469	276,707
General and administrative	9,968	14,437
Same store NOI	$424,509	$400,529

Non-same store operating results increased approximately $8.4 million and consist primarily of properties acquired in calendar years 2013 and 2014 as well as operations from the Company’s completed development properties, but exclude the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. This increase primarily resulted from:

▪	Development and newly stabilized development properties in lease-up of $6.2 million;

▪	Operating properties acquired in 2013 and 2014 of $3.5 million (excluding operating properties acquired in the Archstone Acquisition);

▪
Partially offset by a decrease in other miscellaneous properties (including three master-leased properties acquired in the Archstone Acquisition) of $0.1 million and a decrease in operating activities from other miscellaneous operations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $0.2 million or 21.5% primarily as a result of lower fees earned on management of the Company's unconsolidated development joint ventures, partially offset by lower expenses.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $0.5 million or 2.5%. This decrease is primarily attributable to a decrease in payroll-related costs, a decrease in office rent and a decrease in legal and professional fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, decreased approximately $86.2 million or 31.2% primarily as a result of in-place residential lease intangibles which are generally amortized over a six month period and can significantly elevate depreciation expense following an acquisition, especially during 2013 as a direct result of the Archstone Acquisition, partially offset by additional depreciation expense on properties acquired in 2014, development properties placed in service and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $4.5 million or 31.0% primarily due to a decrease in payroll-related costs.

Interest and other income from continuing operations decreased approximately $0.4 million or 43.3% primarily due to proceeds received from the sale of certain investment securities during the quarter ended September 30, 2013 that did not reoccur in 2014, partially offset by proceeds received from a litigation settlement during the quarter ended September 30, 2014 that did not occur in 2013.

Other expenses from continuing operations increased approximately $0.6 million or 13.8% primarily due to an increase in litigation settlement costs.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $3.5 million or 2.8% primarily as a result of the repayment of $500.0 million of 5.250% unsecured notes in September 2014, the repayment of the Company's $750.0 million unsecured term loan facility in June 2014, the repayment of $963.5 million of 5.883% mortgage debt (which was assumed as part of the Archstone Transaction) in October 2013 and the partial paydown of $825.0 million of 6.256% mortgage debt (which was assumed as part of the Archstone Transaction) in October 2013, partially offset by interest expense on $1.2 billion of unsecured notes that closed in June 2014 and an $800.0 million loan pool that closed in October 2013. During the quarter ended September 30, 2014, the Company capitalized interest costs of approximately $13.1 million as compared to $12.9 million for the quarter ended September 30, 2013. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended September 30, 2014 was 4.84% as compared to 4.69% for the quarter ended September 30, 2013.

Income and other tax expense from continuing operations decreased approximately $0.2 million or 47.2% primarily due to decreases and timing of all other taxes, partially offset by an increase in estimated taxes related to properties that may be sold by the Company's TRS.

Loss from investments in unconsolidated entities decreased by $2.0 million or 63.4% primarily due to indirect costs incurred in 2013 from the Archstone Acquisition through the Company's joint ventures with AVB such as severance and retention bonuses that have significantly decreased in 2014.

Net gain on sales of land parcels increased approximately $3.5 million due to the gain on sale of one land parcel during the quarter ended September 30, 2014 as compared to the loss on sale of one land parcel during the quarter ended September 30, 2013.

Discontinued operations, net decreased approximately $405.2 million between the periods under comparison. This decrease is primarily due to substantially higher sales volume during the quarter ended September 30, 2013 compared to the same period in 2014. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of real estate properties increased $113.6 million as a result of the sale of three consolidated apartment properties during the quarter ended September 30, 2014 that did not meet the new criteria for reporting discontinued operations. See Notes 2 and 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2014, the Company had approximately $53.5 million of cash and cash equivalents and it had $2.35 billion available under its revolving credit facility (net of $34.9 million which was restricted/dedicated to support letters of credit and net of $115.0 million outstanding). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at September 30, 2014 was approximately $31.5 million and the amount available on its revolving credit facility was $2.01 billion (net of $44.0 million which was restricted/dedicated to support letters of credit and net of $446.0 million outstanding).
During the nine months ended September 30, 2014, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of four consolidated properties and two land parcels, receiving net proceeds of approximately $224.5 million;

▪	Issued $450.0 million of five-year 2.375% fixed rate public notes, receiving net proceeds of $449.6 million before underwriting fees and other expenses, at an all-in effective interest rate of 2.52%;

▪
Issued $750.0 million of thirty-year 4.50% fixed rate public notes, receiving net proceeds of $744.7 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 4.57%;

▪
Received approximately $77.0 million representing the Company's pro rata share of the proceeds/distributions that have been repatriated to the Residual JV as a result of the disposition of the German portfolio fund, the German management company and the remaining wholly-owned German real estate assets that were acquired by the Residual JV as part of the Archstone Acquisition (see Note 6); and

▪
Issued approximately 1.5 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $59.3 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the nine months ended September 30, 2014, the above proceeds along with net cash flow from operations and availability on the Company's revolving line of credit were primarily utilized to:

▪	Acquire four rental properties, two land parcels and additional development rights at one of its existing land sites for approximately $404.7 million;

▪	Invest $380.7 million primarily in development projects;

▪	Repay $72.7 million of mortgage loans;

▪	Repay its $750.0 million unsecured term loan facility in conjunction with the note issuances discussed above;

▪	Repay $500.0 million of 5.250% unsecured notes at maturity; and

▪	Repurchase 31,240 Common Shares, utilizing cash of $1.8 million (See Note 3).

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

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. On July 30, 2013, the Board of Trustees approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. EQR has not issued any shares under this program since September 14, 2012. Through October 31, 2014, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million shares. EQR repurchased approximately $1.8 million (31,240 shares at a price of $56.87 per share) of its Common Shares (all related to the vesting of employees' restricted shares) during the nine months ended September 30, 2014. No open market repurchases have occurred since 2008. As of October 31, 2014, EQR has remaining authorization to repurchase an additional 12,968,760 of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of September 30, 2014 are as follows:

Debt Summary as of September 30, 2014
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$5,090,960	46.5%	4.24%	7.8
Unsecured	5,866,646	53.5%	4.81%	7.9
Total	$10,957,606	100.0%	4.55%	7.8
Fixed Rate Debt:
Secured – Conventional	$4,356,597	39.8%	4.86%	6.2
Unsecured – Public	4,973,559	45.3%	5.47%	8.6
Fixed Rate Debt	9,330,156	85.1%	5.18%	7.5
Floating Rate Debt:
Secured – Conventional	7,985	0.1%	2.19%	19.3
Secured – Tax Exempt	726,378	6.6%	0.66%	16.5
Unsecured – Public (2)	447,087	4.1%	1.22%	4.8
Unsecured – Revolving Credit Facility	446,000	4.1%	0.99%	3.5
Floating Rate Debt	1,627,450	14.9%	0.97%	9.7
Total	$10,957,606	100.0%	4.55%	7.8

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the nine months ended September 30, 2014.

(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.
Note: The Company capitalized interest of approximately $38.1 million and $32.9 million during the nine months ended September 30, 2014 and 2013, respectively. The Company capitalized interest of approximately $13.1 million and $12.9 million during the quarters ended September 30, 2014 and 2013, respectively.

Debt Maturity Schedule as of September 30, 2014
(Amounts in thousands)

Year	Fixed Rate (1)	Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2014	$2,956	$—		$2,956	0.0%	5.39%	5.39%
2015	408,712	—		408,712	3.7%	6.32%	6.32%
2016	1,193,107	—		1,193,107	10.9%	5.34%	5.34%
2017	1,346,581	456		1,347,037	12.3%	6.16%	6.16%
2018	84,197	543,659	(2)	627,856	5.7%	5.61%	1.59%
2019	806,471	468,281		1,274,752	11.7%	5.48%	3.76%
2020	1,678,413	809		1,679,222	15.3%	5.49%	5.49%
2021	1,195,041	856		1,195,897	10.9%	4.63%	4.64%
2022	228,716	905		229,621	2.1%	3.17%	3.18%
2023	1,302,847	956		1,303,803	11.9%	3.75%	3.75%
2024+	1,046,561	674,988		1,721,549	15.7%	4.99%	3.22%
Premium/(Discount)	36,554	(63,460)		(26,906)	(0.2%)	N/A	N/A
Total	$9,330,156	$1,627,450		$10,957,606	100.0%	5.14%	4.46%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of September 30, 2014.

(2)	Includes $446.0 million outstanding on the Company's unsecured revolving credit facility. As of September 30, 2014, there was approximately $2.01 billion available on this facility.
The following table provides a summary of the Company’s unsecured debt as of September 30, 2014:

Unsecured Debt Summary as of September 30, 2014
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	6.584%	04/13/15		$300,000	$(55)	$299,945
	5.125%	03/15/16		500,000	(76)	499,924
	5.375%	08/01/16		400,000	(340)	399,660
	5.750%	06/15/17		650,000	(1,399)	648,601
	7.125%	10/15/17		150,000	(197)	149,803
	2.375%	07/01/19	(1)	450,000	(428)	449,572
Fair Value Derivative Adjustments			(1)	(450,000)	428	(449,572)
	4.750%	07/15/20		600,000	(2,632)	597,368
	4.625%	12/15/21		1,000,000	(2,731)	997,269
	3.000%	04/15/23		500,000	(3,782)	496,218
	7.570%	08/15/26		140,000	—	140,000
	4.500%	07/01/44		750,000	(5,229)	744,771
				4,990,000	(16,441)	4,973,559
Floating Rate Notes:
		07/01/19	(1)	450,000	(428)	449,572
Fair Value Derivative Adjustments		07/01/19	(1)	(2,485)	—	(2,485)
				447,515	(428)	447,087
Revolving Credit Facility:	LIBOR+1.05%	04/01/18	(2)(3)	446,000	—	446,000
Total Unsecured Debt				$5,883,515	$(16,869)	$5,866,646

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)	Facility is private. All other unsecured debt is public.

(3)
Represents the Company's $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The interest rate on advances under the credit facility will generally be LIBOR plus a spread (currently 1.05%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of September 30, 2014, there was approximately $2.01 billion available on this facility.

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

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2014 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of September 30, 2014
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$5,090,960	46.5%
Unsecured Debt			5,866,646	53.5%
Total Debt			10,957,606	100.0%	32.0%
Common Shares (includes Restricted Shares)	362,208,087	96.2%
Units (includes OP Units and LTIP Units)	14,325,066	3.8%
Total Shares and Units	376,533,153	100.0%
Common Share Price at September 30, 2014	$61.58
			23,186,912	99.8%
Perpetual Preferred Equity (see below)			50,000	0.2%
Total Equity			23,236,912	100.0%	68.0%
Total Market Capitalization			$34,194,518		100.0%

Equity Residential
Perpetual Preferred Equity as of September 30, 2014
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount
Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preferred Equity		1,000,000	$50,000		$4,145

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2014 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of September 30, 2014
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$5,090,960	46.5%
Unsecured Debt		5,866,646	53.5%
Total Debt		10,957,606	100.0%	32.0%
Total outstanding Units	376,533,153
Common Share Price at September 30, 2014	$61.58
		23,186,912	99.8%
Perpetual Preference Units (see below)		50,000	0.2%
Total Equity		23,236,912	100.0%	68.0%
Total Market Capitalization		$34,194,518		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of September 30, 2014
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount
Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preference Units		1,000,000	$50,000		$4,145

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

The Company also expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $27.6 billion in investment in real estate on the Company’s balance sheet at September 30, 2014, $19.1 billion or 69.1% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

ERPOP’s credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt are BBB+ (positive outlook), Baa1 and BBB+, respectively. EQR’s equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity are BBB+ (positive outlook), Baa2 and BBB-, respectively.

On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 1.05%) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. As of October 31, 2014, there was available borrowings of $1.99 billion (net of $44.0 million which was restricted/dedicated to support letters of credit and net of $465.0 million outstanding) on the revolving credit facility. This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to September 30, 2014.

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
For the nine months ended September 30, 2014, our actual improvements to real estate totaled approximately $133.2 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Nine Months Ended September 30, 2014

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (3)	99,686	$63,691	$639	$65,546	$658	$129,237	$1,297
Non-Same Store Properties (4)	4,727	182	50	3,165	875	3,347	925
Other (5)	—	408		189		597
Total	104,413	$64,281		$68,900		$133,181

(1)
Total Apartment Units – Excludes 1,669 unconsolidated apartment units and 5,005 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company's results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $37.5 million spent during the nine months ended September 30, 2014 on apartment unit renovations/rehabs (primarily kitchens and baths) on 4,416 same store apartment units (equating to about $8,500 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)
Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2013, less properties subsequently sold. Also includes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(4)
Non-Same Store Properties – Primarily includes all properties acquired during 2013 and 2014, plus any properties in lease-up and not stabilized as of January 1, 2013, but excludes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. Per apartment unit amounts are based on a weighted average of 3,618 apartment units.

(5)	Other – Primarily includes expenditures for properties sold.

For 2014, the Company estimates that it will spend approximately $1,700 per apartment unit of capital expenditures, inclusive of apartment unit renovation/rehab costs, or $1,200 per apartment unit excluding apartment unit renovation/rehab costs. In 2014, the Company expects to spend approximately $50.0 million for all unit renovation/rehab costs (primarily on same store properties) at a weighted average cost of $8,500 per apartment unit rehabbed. These anticipated amounts represent an increase in the cost per unit over 2013, which is primarily driven by increases in building improvement costs (i.e. roofs, mechanical systems and siding) for the Archstone assets as well as certain large building improvement projects the Company had planned to complete in 2013 but will not finalize until 2014. The Company is also accelerating its rehab/renovation efforts in 2014 with plans to continue to create value from our properties by doing those rehabs that meet our investment parameters. The above assumptions are based on current expectations and are forward-looking.

During the nine months ended September 30, 2014, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $2.5 million. The Company expects to fund approximately $0.2 million in total additions to non-real estate property for the remainder of 2014. The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2014.

Other

Total distributions paid in October 2014 amounted to $188.3 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the third quarter ended September 30, 2014.

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

Waterton Tenside – This venture was formed to develop and operate a 336 unit apartment property located in Atlanta, Georgia. The Company has a 20% equity interest with an initial basis of $5.1 million. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $30.1 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

Parc on Powell (formerly known as 1333 Powell) – This venture is currently developing certain land parcels into a 176 unit apartment building located in Emeryville, California. The Company has a 5% equity interest with an initial obligation of approximately $2.1 million. Total project costs are expected to be approximately $75.0 million and construction is being partially funded with a construction loan. The loan has a maximum debt commitment of $39.5 million and a current unconsolidated outstanding balance of $25.6 million; the loan bears interest at LIBOR plus 2.25% and matures August 14, 2015. The Company has given a repayment guaranty on the construction loan of 50% of the outstanding balance, up to a maximum of $19.7 million, and has given certain construction cost overrun guarantees. The partner is the managing member. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

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

During the nine months ended September 30, 2014, the Company closed on the sale of its unconsolidated interest in the German portfolio fund, the German management company and the remaining wholly-owned German real estate assets. With these sales, all German real estate assets that were acquired by the Residual JV as part of the Archstone Acquisition have now been sold. The Company's pro rata share of the proceeds/distributions that have been repatriated to the Residual JV and received by the Company as a result of the German dispositions was approximately $77.0 million during the nine months ended September 30, 2014 and $95.9 million cumulatively since the closing of the Archstone Acquisition.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the year ended December 31, 2013, the Company purchased with AVB $65.0 million (of which the Company's 60% share was $39.0 million) of the preferred interests assumed by the Legacy JV. At September 30, 2014, the remaining preferred interests have an aggregate liquidation value of $73.5 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

Other

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These projects are now unconsolidated. Details of these projects follow:

•
Nexus Sawgrass – This development project was completed and stabilized during the quarter ended September 30, 2014. Total project costs were approximately $78.6 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $48.6 million; the loan bears interest at 5.60% and matures January 1, 2021.

•
Domain – This development project is substantially complete. Total project costs are expected to be approximately $155.8 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $98.6 million and a current unconsolidated outstanding balance of $96.8 million; the loan bears interest at 5.75% and matures January 1, 2022.

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

As of September 30, 2014, the Company has 12 consolidated projects (including Prism at Park Avenue South in New York City which the Company is jointly developing with Toll Brothers – see Note 12 in the Notes to Consolidated Financial Statements for further discussion) totaling 4,017 apartment units and one unconsolidated project totaling 176 apartment units in various stages of development with estimated completion dates ranging through September 30, 2017, as well as other completed development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 12 of the Company’s Consolidated Financial Statements.

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

During the nine months ended September 30, 2014 and 2013, the Company capitalized $15.5 million and $12.5 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

For the nine months ended September 30, 2014, Funds From Operations ("FFO") available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $241.2 million, or 38.8%, and $102.6 million, or 13.4%, respectively, as compared to the nine months ended September 30, 2013.

For the quarter ended September 30, 2014, FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $38.5 million, or 14.4%, and $34.5 million, or 12.6%, respectively, as compared to the quarter ended September 30, 2013.

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the nine months and quarters ended September 30, 2014 and 2013:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2014	2013	2014	2013
Net income	$431,642	$1,789,483	$231,190	$391,717
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,800)	1,101	(708)	311
Preferred distributions	(3,109)	(3,109)	(1,037)	(1,037)
Net income available to Common Shares and Units / Units	426,733	1,787,475	229,445	390,991

Adjustments:
Depreciation	565,772	796,233	190,469	276,707
Depreciation – Non-real estate additions	(3,485)	(3,626)	(1,137)	(1,153)
Depreciation – Partially Owned Properties	(3,211)	(5,405)	(1,071)	(1,855)
Depreciation – Unconsolidated Properties	5,182	2,331	1,746	1,289
Net (gain) on sales of unconsolidated entities	—	(16)	—	(16)
Net (gain) on sales of real estate properties	(128,544)	—	(113,641)	—
Discontinued operations:
Depreciation	—	33,864	—	2,902
Net (gain) on sales of discontinued operations	(223)	(1,990,577)	1	(401,703)
Net incremental gain on sales of condominium units	—	7	—	—
Gain on sale of Equity Corporate Housing (ECH)	—	709	—	108
FFO available to Common Shares and Units / Units (1) (3) (4)	862,224	620,995	305,812	267,270
Adjustments:
Asset impairment and valuation allowances	—	—	—	—
Property acquisition costs and write-off of pursuit costs	8,714	78,694	837	2,578
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/preference unit redemptions and non-cash convertible
debt discounts	513	78,820	22	—
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(1,903)	(13,725)	(1,052)	1,499
Other miscellaneous non-comparable items	1,191	3,361	3,581	3,361
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$870,739	$768,145	$309,200	$274,708

FFO (1) (3)	$865,333	$624,104	$306,849	$268,307
Preferred/preference distributions	(3,109)	(3,109)	(1,037)	(1,037)
FFO available to Common Shares and Units / Units (1) (3) (4)	$862,224	$620,995	$305,812	$267,270

Normalized FFO (2) (3)	$873,848	$771,254	$310,237	$275,745
Preferred/preference distributions	(3,109)	(3,109)	(1,037)	(1,037)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$870,739	$768,145	$309,200	$274,708

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

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of September 30, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of September 30, 2014, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the third quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

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

(a) Unregistered Common Shares Issued in the Quarter Ended September 30, 2014 - Equity Residential

During the quarter ended September 30, 2014, EQR issued 11,760 Common Shares in exchange for 11,760 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits – See the Exhibit Index

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	November 6, 2014	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2014	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	November 6, 2014	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 6, 2014	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location

10.1*	Fourth Amendment to 2011 Share Incentive Plan.	Attached herein.

10.2*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective July 1, 2014.	Attached herein.

12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

31.1	Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

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
Attached herein.

101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.

*Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.