Form 10-K
period 2014-12-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2015-02-26
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended DECEMBER 31, 2014
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
The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $22.3 billion based upon the closing price on June 30, 2014 of $63.00 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of who may not be held to be affiliates upon judicial determination.
The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 20, 2015 was 363,798,297.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information that will be contained in Equity Residential's Proxy Statement relating to its 2015 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2014, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 96.2% owner of ERP Operating Limited Partnership.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2014 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of December 31, 2014 owned an approximate 96.2% ownership interest in, ERPOP. The remaining 3.8% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

		PAGE
PART I.
Item 1.	Business	7
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	30
Item 3.	Legal Proceedings	32
Item 4.	Mine Safety Disclosures	32
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	33
Item 6.	Selected Financial Data	34
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	62
Item 8.	Financial Statements and Supplementary Data	63
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A.	Controls and Procedures	64
Item 9B.	Other Information	65
PART III.
Item 10.	Trustees, Executive Officers and Corporate Governance	66
Item 11.	Executive Compensation	66
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	66
Item 13.	Certain Relationships and Related Transactions, and Trustee Independence	66
Item 14.	Principal Accounting Fees and Services	66
PART IV.
Item 15.	Exhibits and Financial Statement Schedules	67

EX-10.6
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

EQR is the general partner of, and as of December 31, 2014 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of December 31, 2014, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 391 properties located in 12 states and the District of Columbia consisting of 109,225 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	364	98,287
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,771
Partially Owned Properties – Unconsolidated	3	1,281
Military Housing	2	5,033
	391	109,225

The Company's corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its core markets. As of December 31, 2014, the Company had approximately 3,500 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

We seek to maximize the income and capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property operations and appreciation. We are focused primarily on the six core coastal, high barrier to entry markets of Boston, New York, Washington DC, Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle. These markets generally feature one or more of the following characteristics that allow us to increase rents:

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

Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 166,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $16.1 billion, acquired over 67,000 apartment units primarily in its core markets for approximately $19.5 billion and began approximately $5.3 billion of development projects primarily in its core markets. We are currently seeking to acquire and develop assets primarily in the following six core coastal metropolitan areas: Boston, New York, Washington D.C., Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 12.1% of our NOI at December 31, 2014) in the two core markets of South Florida and Denver but do not currently intend to acquire or develop new assets in these markets. Further, we are in the process of exiting Phoenix and Orlando and will use sales proceeds from these markets to acquire and/or develop new assets and for other corporate purposes.

As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties and takes options on land or acquires land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of December 31, 2014, no single market/metropolitan area accounted for more than 17.5% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.

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

We have a commitment to sustainability and consider the environmental impacts of our business activities. Sustainability and social responsibility are key drivers of our focus on creating the best apartment communities for residents to live, work and play. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. The Company was recently named as the 2014 North American Residential – Large Cap Sector Leader by the Global Real Estate Sustainability Benchmark ("GRESB") survey, a globally recognized analysis of the sustainability indicators of approximately 650 real estate portfolios worldwide. For additional information regarding our sustainability efforts, see our December 2014 Corporate Social Responsibility and Sustainability Report at our website, www.equityresidential.com.

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

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s and the Operating Partnership's Capital Structure charts as of December 31, 2014.

Major Debt and Equity Activities for the Years Ended December 31, 2014, 2013 and 2012
During 2014:

▪	The Company assumed $28.9 million of mortgage debt on one property.

▪	The Company repaid $100.7 million of mortgage debt.

▪	The Company repaid $500.0 million of 5.250% unsecured notes at maturity.

▪	The Company repaid its $750.0 million unsecured term loan facility in conjunction with the note issuances discussed below.

▪
The Company issued $450.0 million of five-year 2.375% fixed rate public notes, receiving net proceeds of $449.6 million before underwriting fees and other expenses, at an all-in effective interest rate of 2.52% and swapped the notes to a floating interest rate in conjunction with the issuance (see Note 9 in the Notes to Consolidated Financial Statements for further discussion).

▪
The Company issued $750.0 million of thirty-year 4.50% fixed rate public notes, receiving net proceeds of $744.7 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 4.57% after termination of various forward starting swaps in conjunction with the issuance (see Note 9 in the Notes to Consolidated Financial Statements for further discussion).

▪	The Company issued 2,086,380 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $82.6 million.

▪	The Company issued 68,807 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $3.4 million.

▪
The Company repurchased and retired 31,240 of its Common Shares at a price of $56.87 per share for total consideration of $1.8 million (all related to the vesting of employee restricted shares). See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

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

▪
The Company entered into a senior unsecured $750.0 million delayed draw term loan facility which was fully drawn on February 27, 2013 in connection with the Archstone Acquisition. The maturity date of January 11, 2015 was subject to a one-year extension option exercisable by the Company. The interest rate on advances under the term loan facility generally was LIBOR plus a spread (1.20%), which was dependent on the credit rating of the Company's long-term debt. The facility was paid off in the second quarter of 2014.

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

•
In connection with the Archstone Transaction, the Company issued 21,850,000 Common Shares at a price of $54.75 per share for total consideration of approximately $1.2 billion, after deducting underwriting commissions of $35.9 million. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

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

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC on July 30, 2013 and expires on July 30, 2016. In July 2013, the Board of Trustees also approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
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

As of February 20, 2015, the amount available on the credit facility was $1.94 billion (net of $43.8 million which was restricted/dedicated to support letters of credit, net of $300.0 million outstanding on the credit facility and net of $220.0 million outstanding on the commercial paper program) (see Note 18 in the Notes to Consolidated Financial Statements for additional discussion of the commercial paper program). As of December 31, 2014, the amount available on the credit facility was $2.12 billion (net of $43.8 million which was restricted/dedicated to support letters of credit and net of $333.0 million outstanding). During the year ended December 31, 2014, the weighted average interest rate was 0.95%. As of December 31, 2013, the amount available on the credit facility was $2.35 billion (net of $34.9 million which was restricted/dedicated to support letters of credit and net of $115.0 million outstanding). During the year ended December 31, 2013, the weighted average interest rate was 1.26%.
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
The occurrence of the events discussed in the following risk factors could adversely affect, possibly in a material manner, our business, financial condition or results of operations, which could adversely affect the value of our common shares of beneficial interest or preferred shares of beneficial interest (which we refer to collectively as “Shares”), Preference Units, OP Units, restricted units (formerly known as Long-Term Incentive Plan ("LTIP") Units) and our public unsecured debt. In this section, we refer to the Shares, Preference Units, OP Units, restricted units and public unsecured debt together as our “securities” and the investors who own such securities as our “security holders”.
Our performance and securities value are subject to risks associated with the real estate industry.
General
Real property investments are subject to varying degrees of risk and are relatively illiquid. Numerous factors may adversely affect the economic performance and value of our properties and the ability to realize that value. These factors include changes in the global, national, regional and local economic climates, local conditions such as an oversupply of multifamily properties or a reduction in demand for our multifamily properties, the attractiveness of our properties to residents, competition from other multifamily properties and single family homes and changes in market rental rates. Our performance also depends on our ability to collect rent from residents and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, all of which could increase over time. These operating expenses could rise faster than our revenues causing our income to decline. Sources of labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.
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
We have increased our concentration of properties in certain core markets, which could have an adverse effect on our operations if a particular market is adversely affected by economic or other conditions.

We have increased our concentration of properties in certain core markets as a result of our strategy to reposition our portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. If any one or more of our core markets (Boston, New York, Washington D.C., Southern California, San Francisco, Seattle, South Florida and Denver) is adversely affected by local or regional economic conditions (such as business layoffs, industry slowdowns, changing demographics and other factors) or local real estate conditions (such as oversupply of or reduced demand for multifamily properties), such conditions may have an increased adverse impact on our results of operations than if our portfolio was more geographically diverse.
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
We intend to actively acquire, develop and rehab multifamily properties for rental operations as market conditions dictate. We may also acquire multifamily properties that are unoccupied or in the early stages of lease up. We may be unable to lease up these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rates as well as higher than expected concessions or higher than expected operating expenses. We may not be able to achieve rents that are consistent with expectations for acquired, developed or rehabbed properties. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position, to complete a development property or to complete a rehab. Additionally, we expect that other real estate investors with capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts. This competition (or lack thereof) may increase (or depress) prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. We have acquired in the past and intend to continue to pursue the acquisition of properties and portfolios of properties, including large portfolios, that could increase our size and result in alterations to our capital structure. The total number of apartment units under development, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.
In connection with such government regulation, we may incur liability if our properties are not constructed and operated in compliance with the accessibility provisions of the Americans with Disabilities Act, the Fair Housing Act or other federal, state or local requirements. Noncompliance could result in fines, subject us to lawsuits and require us to remediate or repair the noncompliance.
Development and construction risks could affect our profitability.
We intend to continue to develop multifamily properties. These activities can include long planning and entitlement timelines and can involve complex and costly activities, including significant environmental remediation or construction work in high-density urban areas. We may abandon opportunities that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses already incurred in exploring those opportunities. The occupancy rates and rents at a property may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing properties. We may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities.

Our investments in joint ventures could be adversely affected by our lack of sole decision-making authority regarding major decisions, our reliance on our joint venture partners' financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.
We currently do and may continue in the future to develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. A portion of the assets acquired in the Archstone Transaction were acquired through joint ventures with AVB that neither we nor AVB control solely. We have several joint ventures with other real estate investors. Joint venture investments, including the joint ventures with AVB, involve risks not present with respect to our wholly owned properties, including the following:

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

•
we may disagree with our joint venture partners about decisions affecting a property or the joint venture, which could result in litigation or arbitration that increases our expenses, distracts our officers and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and

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
The stock markets, including the New York Stock Exchange, on which we list our Common Shares, have experienced significant price and volume fluctuations over time. As a result, the market price of our Common Shares could be similarly volatile, and investors in our Common Shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The market price of our Common Shares may decline or fluctuate significantly in response to many factors, including but not limited to the following:

•	general market and economic conditions;

•	actual or anticipated variations in our guidance, quarterly operating results or dividends;

•	changes in our funds from operations, normalized funds from operations or earnings estimates;

•	difficulties or inability to access capital or extend or refinance debt;

•	large portfolio acquisitions or dispositions;

•	decreasing (or uncertainty in) real estate valuations;

•	rising crime rates in markets where our increasingly urban portfolio is concentrated;

•	a change in analyst and/or credit ratings;

•	adverse market reaction to any additional debt we incur in the future;

•	governmental regulatory action, including changes or proposed changes to the mandates of Fannie Mae or Freddie Mac, and changes in tax laws;

•	the issuance of additional Common Shares, or the perception that such issuances might occur, including under EQR's ATM program; and

•	the resale of substantial amounts of our common shares, or the anticipation of the resale of such shares, by large holders of our securities.
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
From time to time, the Company holds investment securities and/or cash investments that have various levels of repayment and liquidity risk, including government obligations and bond funds, money market funds or bank deposits. On occasion we also may purchase securities of companies in our own industry as a means to invest funds. There may be times when we experience declines in the value of these investment securities, which may result in losses to the Company and our financial condition or results of operations could be adversely affected. Sometimes the cash we deposit at a bank substantially exceeds the FDIC insurance limit or we invest cash in money market or similar type funds with investment management institutions that may be subject to, now or in the future, liquidity restrictions, resulting in risk to the Company of loss or lack of immediate availability of funds if these banks or institutions fail to meet their obligations.
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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information, including information regarding our residents and employees. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced to third party service providers. In addition, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks. Our primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our reputation, damage to our business relationships with our residents/tenants and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.
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
We are aware that some of our properties have lead paint and have implemented an operations and maintenance program at each of those properties. While we do not currently anticipate that we will incur any material liabilities as a result of the presence of lead paint at our properties, there can be no assurance that we will not incur such liabilities in the future.
There have been a number of lawsuits against owners and managers of multifamily properties alleging personal injury and property damage caused by the presence of mold in residential real estate. While we have adopted programs designed to minimize the existence of mold in any of our properties as well as guidelines for promptly addressing and resolving reports of mold to minimize any impact mold might have on our residents or the property, should mold become an issue in the future, our financial condition or results of operations may be adversely affected.
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
Insurance policy deductibles, exclusions and counterparties

As of December 31, 2014, the Company's property insurance policies provide for a per occurrence deductible of $250,000. Any earthquake and named windstorm losses in critical areas are subject to a deductible of 5% of the values of the buildings involved in the losses. The Company also typically self-insures a substantial portion of the first $50 million of a property loss in excess of these base deductibles. Should a claim exceed these amounts, it would be 100% covered by insurance. Furthermore, the Company purchased additional coverage in the event that the Company suffers multiple non-catastrophic occurrences with losses from $25 million to $50 million within the same policy year. The Company's general liability and worker's compensation policies at December 31, 2014 provide for a $2.0 million and $1.0 million per occurrence deductible, respectively. These higher deductible and self-insured retention amounts do expose the Company to greater potential for uninsured losses. The Company also has become more susceptible to large losses as it has transformed its portfolio, becoming more concentrated in fewer, more valuable assets over a smaller geographical footprint. Furthermore, the potential impact of climate change, increased severe weather or earthquakes could cause a significant increase in insurance premiums and deductibles, or a decrease in the availability of coverage, either of which could expose the Company to even greater uninsured losses which may adversely affect our financial condition or results of operations.

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

As of December 31, 2014, the Company's cyber liability insurance policy provides for a $5.0 million general limit and a per occurrence deductible of $250,000. Cyber liability insurance generally covers costs associated with the wrongful release, through inadvertent breach or network attack, of personally identifiable information such as social security or credit card numbers. This cyber policy would cover the cost of victim notification, credit monitoring and other crisis response expenses.

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
General
Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for the Company's total debt and unsecured debt summaries as of December 31, 2014.
In addition to debt, we have a liquidation value of $50.0 million of outstanding preferred shares of beneficial interest/preference units with a dividend preference of 8.29% per annum as of December 31, 2014. Our use of debt and preferred equity financing creates certain risks, including the following:
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

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”). Through their lender originator networks, the GSEs are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, further reductions in their size or the scale of their activities or loss of key personnel could have a significant impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. The GSE's regulator has set overall volume limits on most of the lending activities of the GSEs. For 2015, these activities are generally consistent with historical requirements and are not anticipated to materially impact the GSEs' overall multifamily lending activity. However, going forward the regulator could require the GSEs to focus more of their lending activities on small borrowers or properties that the regulator deems affordable, which may or may not include the Company's assets. Disruptions in the floating rate tax-exempt bond market (where interest rates reset weekly) and in the credit market's perception of the GSEs, which guarantee and provide liquidity for many of these bonds, have been experienced in the past and may be experienced in the future and could result in an increase in interest rates on these debt obligations. These bonds could also be put to our consolidated subsidiaries if the GSEs fail to satisfy their guaranty obligations. While this obligation is in almost all cases non-recourse to us, this could cause the Company to have to repay these obligations on short notice or risk foreclosure actions on the collateralized assets.

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
A significant downgrade in our credit ratings, while not affecting our ability to draw proceeds under the revolving credit facility, would cause our borrowing costs to increase under the revolving credit facility, impact our ability to borrow secured and unsecured debt, impair our ability to access the commercial paper market or otherwise limit our access to capital. In addition, a downgrade below investment grade would require us to post cash collateral and/or letters of credit in favor of some of our secured lenders to cover our self-insured property and liability insurance deductibles or to obtain lower deductible insurance compliant with the lenders' requirements at the lower ratings level.
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
Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for the Company's debt maturity schedule as of December 31, 2014.
Financial covenants could adversely affect the Company's financial condition.
The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. In addition, our unsecured credit facility contains certain restrictions, requirements and other limitations on our ability to incur debt. The indentures under which a substantial portion of our unsecured debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured debt (including acquisition financing), and to sell all or substantially all of our assets. Our credit facility and indentures are cross-defaulted and also contain cross default provisions with other material debt. While the Company believes it was in compliance with its unsecured public debt covenants for both the years ended December 31, 2014 and 2013, should it fall out of compliance, it would likely have a negative impact on our financial condition and results of operations.
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
Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general. Our consolidated debt-to-total market capitalization ratio was 28.5% as of December 31, 2014. In addition, our most restrictive unsecured public debt covenants are as follows:

	December 31, 2014	December 31, 2013
Total Debt to Adjusted Total Assets (not to exceed 60%)	39.2%	40.0%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	18.4%	19.2%
Consolidated Income Available for Debt Service to
Maximum Annual Service Charges
(must be at least 1.5 to 1)	3.38	3.07
Total Unsecured Assets to Unsecured Debt
(must be at least 150%)	336.5%	326.9%

Rising interest rates could adversely affect cash flow.
Advances under our credit facility bears interest at a variable rate based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership's credit rating, or based upon bids received from the lending group. Certain public issuances of our senior unsecured debt instruments may also, from time to time, bear interest at floating rates or be swapped to a floating rate of interest. We may also borrow additional money with variable interest rates in the future. Increases in interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing debt and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and make distributions to security holders.
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
To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any year. To facilitate maintenance of our REIT qualification, our Declaration of Trust, subject to certain exceptions, prohibits ownership by any single shareholder of more than 5% of the lesser of the number or value of any outstanding class of common or preferred shares. We refer to this restriction as the “Ownership Limit.” Absent any exemption or waiver granted by our Board of Trustees, securities acquired or held in violation of the Ownership Limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the security holder's rights to distributions and to vote would terminate. A transfer of Shares may be void if it causes a person to violate the Ownership Limit. The Ownership Limit could delay or prevent a change in control and, therefore, could adversely affect our security holders' ability to realize a premium over the then-prevailing market price for their Shares. To reduce the ability of the Board to use the Ownership Limit as an anti-takeover device, the Company's Ownership Limit requires, rather than permits, the Board to grant a waiver of the Ownership Limit if the individual seeking a waiver demonstrates that such ownership would not jeopardize the Company's status as a REIT. We have issued several of these waivers in the past.
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

Generally, our designated capital gain dividends will be broken out into net capital gains distributions (which are taxable to taxable domestic shareholders that are individuals, estates or trusts at a maximum rate of 20% for individual taxpayers in the highest tax bracket) and unrecaptured Section 1250 gain distributions (which are taxable to taxable domestic shareholders that are individuals, estates or trusts at a maximum rate of 25%).

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
As of December 31, 2014, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 391 properties located in 12 states and the District of Columbia consisting of 109,225 apartment units. The Company’s properties are summarized by building type in the following table:

Type	Properties	Apartment Units	Average Apartment Units
Garden	207	57,140	276
Mid/High-Rise	182	47,052	259
Military Housing	2	5,033	2,517
Total	391	109,225
The Company’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	364	98,287
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,771
Partially Owned Properties – Unconsolidated	3	1,281
Military Housing	2	5,033
	391	109,225
The following table sets forth certain information by market relating to the Company's properties at December 31, 2014:

PORTFOLIO SUMMARY

Markets/Metro Areas	Properties	Apartment Units	% of Stabilized NOI (1)	Average Rental Rate (2)
Core:
Washington DC	57	18,652	17.5%	$2,196
New York	38	10,330	16.3%	3,863
San Francisco	51	13,208	14.3%	2,403
Los Angeles	61	13,403	13.0%	2,208
Boston	34	7,816	10.1%	2,889
South Florida	35	11,434	7.4%	1,629
Seattle	43	8,542	7.2%	1,896
Denver	19	6,935	4.7%	1,438
San Diego	13	3,505	3.1%	1,982
Orange County, CA	11	3,490	2.9%	1,790
Subtotal – Core	362	97,315	96.5%	2,291
Non-Core:
Inland Empire, CA	10	3,081	2.1%	1,570
Orlando	3	827	0.4%	1,218
All Other Markets	14	2,969	1.0%	1,178
Subtotal – Non-Core	27	6,877	3.5%	1,357
Total	389	104,192	100.0%	2,229
Military Housing	2	5,033	—	—
Grand Total	391	109,225	100.0%	$2,229

(1)
% of Stabilized NOI includes budgeted 2015 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(2)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the last month of the period presented.
Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

The Company’s properties had an average occupancy of approximately 95.1% (95.7% on a same store basis) at December 31, 2014. Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation. Resident leases are generally for twelve months in length and can require security deposits. The garden-style properties are generally defined as properties with two and/or three story buildings while the mid-rise/high-rise are defined as properties with greater than three story buildings. These two property types typically provide residents with amenities, such as a clubhouse and swimming pool. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms or other amenities. In addition, many of our urban properties have parking garage and/or retail components. The military housing properties are defined as those properties located on military bases.
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
The properties currently in various stages of development and lease-up at December 31, 2014 are included in the following tables:

Consolidated Development and Lease-Up Projects as of December 31, 2014
(Amounts in thousands except for project and apartment unit amounts)
Projects	Location	No. of Apartment Units	Total Capital Cost (1)	Total Book Value to Date	Total Book Value Not Placed in Service	Total Debt	Percentage Completed	Percentage Leased	Percentage Occupied	Estimated Completion Date	Estimated Stabilization Date

Projects Under Development - Wholly Owned:
Residences at Westgate II (formerly Westgate III)	Pasadena, CA	88	$55,037	$45,661	$45,661	$—	86%	—	—	Q1 2015	Q3 2015
170 Amsterdam (2)	New York, NY	236	110,892	97,372	97,372	—	88%	—	—	Q1 2015	Q1 2016
Parc on Powell (formerly 1333 Powell) (3)	Emeryville, CA	176	87,500	71,765	71,765	—	85%	13%	—	Q2 2015	Q4 2015
Azure (at Mission Bay)	San Francisco, CA	273	189,090	146,609	146,609	—	75%	—	—	Q3 2015	Q4 2016
Junction 47 (formerly West Seattle)	Seattle, WA	206	67,112	44,514	44,514	—	62%	—	—	Q4 2015	Q3 2016
Tallman	Seattle, WA	303	84,277	55,794	55,794	—	62%	—	—	Q4 2015	Q2 2017
Village at Howard Hughes	Los Angeles, CA	545	193,231	86,642	86,642	—	26%	—	—	Q2 2016	Q2 2017
Potrero	San Francisco, CA	453	224,474	72,354	72,354	—	14%	—	—	Q2 2016	Q3 2017
Millikan	Irvine, CA	344	102,331	41,367	41,367	—	13%	—	—	Q2 2016	Q3 2017
Tasman	San Jose, CA	554	214,923	119,554	119,554	—	46%	—	—	Q2 2016	Q2 2018
340 Fremont (formerly Rincon Hill)	San Francisco, CA	348	287,454	106,972	106,972	—	24%	—	—	Q3 2016	Q1 2018
One Henry Adams	San Francisco, CA	241	164,434	39,923	39,923	—	1%	—	—	Q4 2016	Q4 2017
Cascade	Seattle, WA	483	158,494	34,543	34,543	—	1%	—	—	Q2 2017	Q1 2019
2nd & Pine (4)	Seattle, WA	398	214,742	40,122	40,122	—	4%	—	—	Q3 2017	Q2 2019
Projects Under Development - Wholly Owned		4,648	2,153,991	1,003,192	1,003,192	—
Projects Under Development - Partially Owned:
Prism at Park Avenue South (5)	New York, NY	269	251,961	226,959	226,959	—	91%	5%	3%	Q2 2015	Q1 2016
Projects Under Development - Partially Owned		269	251,961	226,959	226,959	—

Projects Under Development		4,917	2,405,952	1,230,151	1,230,151	—
Completed Not Stabilized - Wholly Owned (6):
Jia (formerly Chinatown Gateway)	Los Angeles, CA	280	92,920	89,611	—	—		98%	97%	Completed	Q1 2015
1111 Belle Pre (formerly The Madison)	Alexandria, VA	360	112,072	111,433	—	—		97%	96%	Completed	Q1 2015
Park Aire (formerly Enclave at Wellington)	Wellington, FL	268	49,000	48,917	—	—		95%	93%	Completed	Q1 2015
Urbana (formerly Market Street Landing)	Seattle, WA	287	88,774	86,789	—	—		90%	86%	Completed	Q2 2015
Residences at Westgate I (formerly Westgate II)	Pasadena, CA	252	127,292	124,606	—	—		68%	67%	Completed	Q2 2015
Projects Completed Not Stabilized - Wholly Owned		1,447	470,058	461,356	—	—

Projects Completed Not Stabilized		1,447	470,058	461,356	—	—
Completed and Stabilized During the Quarter - Wholly Owned:
Elevé (7)	Glendale, CA	208	70,500	70,500	—	—		99%	96%	Completed	Stabilized
Reserve at Town Center III	Mill Creek, WA	95	21,280	21,264	—	—		95%	94%	Completed	Stabilized
Projects Completed and Stabilized During the Quarter - Wholly Owned		303	91,780	91,764	—	—

Projects Completed and Stabilized During the Quarter		303	91,780	91,764	—	—

Total Consolidated Projects		6,667	$2,967,790	$1,783,271	$1,230,151	$—

Land Held for Development		N/A	N/A	$184,556	$184,556	$—

(1)
Total capital cost represents estimated cost for projects under development and/or developed and all capitalized costs incurred to date plus any estimates of costs remaining to be funded for all projects, all in accordance with GAAP.

(2)	170 Amsterdam – The land under this project is subject to a long term ground lease.

(3)
Parc on Powell – During the fourth quarter of 2014, the Company acquired its partner's 95% interest in this unconsolidated development project which was valued at $87.5 million  In conjunction with the buyout, the outstanding construction loan of $27.2 million was paid off. The project is now wholly-owned.

(4)
2nd & Pine – Includes an adjacent land parcel on which certain improvements including a portion of a parking structure will be constructed as part of the development of this project. The Company may eventually construct an additional apartment tower on this site or sell a portion of the garage and the related air rights.

(5)
Prism at Park Avenue South – The Company is jointly developing with Toll Brothers (NYSE: TOL) a project at 400 Park Avenue South in New York City with the Company's rental portion on floors 2-22 and Toll's for sale portion on floors 23-40.The total capital cost and total book value to date represent only the Company's portion of the project. Toll Brothers has funded $113.8 million for their allocated share of the project.

(6)	Properties included here are substantially complete. However, they may still require additional exterior and interior work for all apartment units to be available for leasing.

(7)	Elevé – The Company acquired this project during the second quarter of 2014, prior to stabilization, and has completed lease-up activities.

Unconsolidated Development and Lease-Up Projects as of December 31, 2014
(Amounts in thousands except for project and apartment unit amounts)

Projects	Location	Percentage Ownership	No. of Apartment Units	Total Capital Cost (1)	Total Book Value to Date	Total Book Value Not Placed in Service	Total Debt	Percentage Completed	Percentage Leased	Percentage Occupied	Estimated Completion Date	Estimated Stabilization Date

Completed Not Stabilized - Unconsolidated (2):
Domain (3)	San Jose, CA	20.0%	444	$155,820	$155,274	$—	$96,793		93%	91%	Completed	Q1 2015
Projects Completed Not Stabilized - Unconsolidated			444	155,820	155,274	—	96,793

Projects Completed Not Stabilized			444	155,820	155,274	—	96,793

Total Unconsolidated Projects			444	$155,820	$155,274	$—	$96,793

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

(3)
Domain – This development project is owned 20% by the Company and 80% by an institutional partner in an unconsolidated joint venture. Total project cost is approximately $155.8 million and construction was predominantly funded with a long-term, non-recourse secured loan from the partner. The Company was responsible for constructing the project and had given certain construction cost overrun guarantees but currently has no further funding obligations. Domain has a maximum debt commitment of $98.6 million, the loan bears interest at 5.75% and matures January 1, 2022.

Item 3. Legal Proceedings
The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at December 31, 2014. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.
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

	Sales Price
	High	Low	Closing	Distributions
2014
Fourth Quarter Ended December 31, 2014	$74.72	$61.47	$71.84	$0.5000
Third Quarter Ended September 30, 2014	$67.91	$60.44	$61.58	$0.5000
Second Quarter Ended June 30, 2014	$63.54	$57.19	$63.00	$0.5000
First Quarter Ended March 31, 2014	$59.41	$51.55	$57.99	$0.5000

2013
Fourth Quarter Ended December 31, 2013	$56.06	$50.08	$51.87	$0.6500
Third Quarter Ended September 30, 2013	$59.40	$50.24	$53.57	$0.4000
Second Quarter Ended June 30, 2013	$60.97	$52.71	$58.06	$0.4000
First Quarter Ended March 31, 2013	$58.81	$53.64	$55.06	$0.4000

The number of record holders of Common Shares at February 20, 2015 was approximately 2,700. The number of outstanding Common Shares as of February 20, 2015 was 363,798,297.
Unit Dividends (ERP Operating Limited Partnership)
There is no established public market for the Units (OP Units and restricted units).
The following table sets forth, for the years indicated, the distributions on the Operating Partnership's Units.

	Distributions
	2014	2013
Fourth Quarter Ended December 31,	$0.5000	$0.6500
Third Quarter Ended September 30,	$0.5000	$0.4000
Second Quarter Ended June 30,	$0.5000	$0.4000
First Quarter Ended March 31,	$0.5000	$0.4000
The number of record holders of Units in the Operating Partnership at February 20, 2015 was approximately 500. The number of outstanding Units as of February 20, 2015 was 378,285,425.
Unregistered Common Shares Issued in the Quarter Ended December 31, 2014 (Equity Residential)
During the quarter ended December 31, 2014, EQR issued 26,375 Common Shares in exchange for 26,375 OP Units held by various limited partners of the Operating Partnership. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of the Operating Partnership, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Equity Compensation Plan Information
The following table provides information as of December 31, 2014 with respect to the Company's Common Shares that may be issued under its existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Plan Category
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	7,030,620	$46.16	11,555,468
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)
The amounts shown in columns (a) and (b) of the above table do not include 482,466 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company's 2011 Share Incentive Plan, as amended (the "2011 Plan") and outstanding Common Shares that have been purchased by employees and trustees under the Company's ESPP.

(2)
Includes 8,516,934 Common Shares that may be issued under the 2011 Plan, of which only 33% may be in the form of restricted shares, and 3,038,534 Common Shares that may be sold to employees and trustees under the ESPP.

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

EQUITY RESIDENTIAL
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(Financial information in thousands except for per share and property data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
OPERATING DATA:
Total revenues from continuing operations	$2,614,748	$2,387,702	$1,747,502	$1,525,220	$1,334,418
Interest and other income	$4,462	$5,283	$151,060	$8,413	$4,877
Net gain on sales of real estate properties	$212,685	$—	$—	$—	$—
Income (loss) from continuing operations	$657,101	$(168,174)	$160,298	$(72,941)	$(204,152)
Discontinued operations, net	$1,582	$2,073,527	$720,906	$1,008,138	$500,135
Net income	$658,683	$1,905,353	$881,204	$935,197	$295,983
Net income available to Common Shares	$627,163	$1,826,468	$826,212	$879,720	$269,242
Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$1.73	$(0.47)	$0.45	$(0.28)	$(0.73)
Net income available to Common Shares	$1.74	$5.16	$2.73	$2.98	$0.95
Weighted average Common Shares outstanding	361,181	354,305	302,701	294,856	282,888
Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$1.72	$(0.47)	$0.45	$(0.28)	$(0.73)
Net income available to Common Shares	$1.73	$5.16	$2.70	$2.98	$0.95
Weighted average Common Shares outstanding	377,735	354,305	319,766	294,856	282,888
Distributions declared per Common Share outstanding	$2.00	$1.85	$1.78	$1.58	$1.47
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$27,675,383	$26,800,948	$21,008,429	$20,407,946	$19,702,371
Real estate, after accumulated depreciation	$22,242,578	$21,993,239	$16,096,208	$15,868,363	$15,365,014
Total assets	$22,950,614	$22,834,545	$17,201,000	$16,659,303	$16,184,194
Total debt	$10,844,861	$10,766,254	$8,529,244	$9,721,061	$9,948,076
Redeemable Noncontrolling Interests – Operating Partnership	$500,733	$363,144	$398,372	$416,404	$383,540
Total shareholders’ equity	$10,368,456	$10,507,201	$7,289,813	$5,669,015	$5,090,186
Total Noncontrolling Interests	$339,320	$337,995	$237,294	$193,842	$118,390
OTHER DATA:
Total properties (at end of period)	391	390	403	427	451
Total apartment units (at end of period)	109,225	109,855	115,370	121,974	129,604
Funds from operations available to Common Shares and Units – basic (1) (3) (4)	$1,190,915	$872,421	$993,217	$752,153	$622,786
Normalized funds from operations available to Common Shares and Units – basic (2) (3) (4)	$1,196,446	$1,057,073	$883,269	$759,665	$682,422
Cash flow provided by (used for):
Operating activities	$1,324,073	$868,916	$1,046,155	$800,467	$726,037
Investing activities	$(644,666)	$(6,977)	$(261,155)	$(197,208)	$(639,458)
Financing activities	$(692,861)	$(1,420,995)	$(556,331)	$(650,746)	$151,541

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(Financial information in thousands except for per Unit and property data)

	Year Ended December 31,
	2014	2013	2012	2011	2010
OPERATING DATA:
Total revenues from continuing operations	$2,614,748	$2,387,702	$1,747,502	$1,525,220	$1,334,418
Interest and other income	$4,462	$5,283	$151,060	$8,413	$4,877
Net gain on sales of real estate properties	$212,685	$—	$—	$—	$—
Income (loss) from continuing operations	$657,101	$(168,174)	$160,298	$(72,941)	$(204,152)
Discontinued operations, net	$1,582	$2,073,527	$720,906	$1,008,138	$500,135
Net income	$658,683	$1,905,353	$881,204	$935,197	$295,983
Net income available to Units	$651,994	$1,901,746	$864,853	$920,500	$282,341
Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$1.73	$(0.47)	$0.45	$(0.28)	$(0.73)
Net income available to Units	$1.74	$5.16	$2.73	$2.98	$0.95
Weighted average Units outstanding	374,899	368,038	316,554	308,062	296,527
Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$1.72	$(0.47)	$0.45	$(0.28)	$(0.73)
Net income available to Units	$1.73	$5.16	$2.70	$2.98	$0.95
Weighted average Units outstanding	377,735	368,038	319,766	308,062	296,527
Distributions declared per Unit outstanding	$2.00	$1.85	$1.78	$1.58	$1.47
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$27,675,383	$26,800,948	$21,008,429	$20,407,946	$19,702,371
Real estate, after accumulated depreciation	$22,242,578	$21,993,239	$16,096,208	$15,868,363	$15,365,014
Total assets	$22,950,614	$22,834,545	$17,201,000	$16,659,303	$16,184,194
Total debt	$10,844,861	$10,766,254	$8,529,244	$9,721,061	$9,948,076
Redeemable Limited Partners	$500,733	$363,144	$398,372	$416,404	$383,540
Total partners' capital	$10,582,867	$10,718,613	$7,449,419	$5,788,551	$5,200,585
Noncontrolling Interests – Partially Owned Properties	$124,909	$126,583	$77,688	$74,306	$7,991
OTHER DATA:
Total properties (at end of period)	391	390	403	427	451
Total apartment units (at end of period)	109,225	109,855	115,370	121,974	129,604
Funds from operations available to Units – basic (1) (3) (4)	$1,190,915	$872,421	$993,217	$752,153	$622,786
Normalized funds from operations available to Units – basic (2) (3) (4)	$1,196,446	$1,057,073	$883,269	$759,665	$682,422
Cash flow provided by (used for):
Operating activities	$1,324,073	$868,916	$1,046,155	$800,467	$726,037
Investing activities	$(644,666)	$(6,977)	$(261,155)	$(197,208)	$(639,458)
Financing activities	$(692,861)	$(1,420,995)	$(556,331)	$(650,746)	$151,541

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
The following discussion and analysis of the results of operations and financial condition of the Company and the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary entity has been consolidated with the Company for financial reporting purposes, except for three unconsolidated operating properties and our military housing properties. Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2014.

Forward-Looking Statements
Forward-looking statements in this Item 7 as well as elsewhere in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management's control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

▪
We intend to actively acquire, develop and rehab multifamily properties for rental operations as market conditions dictate. We may also acquire multifamily properties that are unoccupied or in the early stages of lease up. We may be unable to lease up these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rates as well as higher than expected concessions or higher than expected operating expenses. We may not be able to achieve rents that are consistent with expectations for acquired, developed or rehabbed properties. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position, to complete a development property or to complete a rehab. Additionally, we expect that other real estate investors with capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts. This competition (or lack thereof) may increase (or depress) prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. We have acquired in the past and intend to continue to pursue the acquisition of properties and portfolios of properties, including large portfolios, that could increase our size and result in alterations to our capital structure. The total number of apartment units under development, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

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

EQR is the general partner of, and as of December 31, 2014 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company's corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its markets. As of December 31, 2014, the Company had approximately 3,500 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

Business Objectives and Operating and Investing Strategies

The Company invests in high quality apartment communities located in strategically targeted markets with the goal of maximizing our risk adjusted total return (operating income plus capital appreciation) on invested capital.

We seek to maximize the income and capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property operations and appreciation. We are focused primarily on the six core coastal, high barrier to entry markets of Boston, New York, Washington DC, Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle. These markets generally feature one or more of the following characteristics that allow us to increase rents:

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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 166,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $16.1 billion, acquired over 67,000 apartment units primarily in its core markets for approximately $19.5 billion and began approximately $5.3 billion of development projects primarily in its core markets. We are currently seeking to acquire and develop assets primarily in the following six core coastal metropolitan areas: Boston, New York, Washington D.C., Southern California, San Francisco and Seattle. We also have investments (in the aggregate about 12.1% of our NOI at December 31, 2014) in the two core markets of South Florida and Denver but do not currently intend to acquire or develop new assets in these markets. Further, we are in the process of exiting Phoenix and Orlando and will use sales proceeds from these markets to acquire and/or develop new assets and for other corporate purposes.

As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties and takes options on land or acquires land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of December 31, 2014, no single market/metropolitan area accounted for more than 17.5% of our NOI, though no guarantee can be made that NOI concentration may not increase in the future.

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

We have a commitment to sustainability and consider the environmental impacts of our business activities. Sustainability and social responsibility are key drivers of our focus on creating the best apartment communities for residents to live, work and play. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. The Company was recently named as the 2014 North American Residential – Large Cap Sector Leader by the Global Real Estate Sustainability Benchmark ("GRESB") survey, a globally recognized analysis of the sustainability indicators of approximately 650 real estate portfolios worldwide. For additional information regarding our sustainability efforts, see our December 2014 Corporate Social Responsibility and Sustainability Report at our website, www.equityresidential.com.

Current Environment

During the year ended December 31, 2014, the Company acquired six consolidated rental properties consisting of 1,353 apartment units for $469.9 million and two land parcels for $28.8 million. We believe our access to capital, our ability to execute large, complex transactions and our ability to efficiently stabilize large scale lease up properties provide us with a competitive advantage, which was demonstrated in the Archstone Transaction that closed in 2013. The Company currently budgets consolidated rental acquisitions of approximately $500.0 million during the year ending December 31, 2015 to be funded with proceeds from rental dispositions (see discussion below).

The Company started construction on six projects representing 2,267 apartment units totaling approximately $1.2 billion of development costs during the year ended December 31, 2014. The Company significantly increased its development starts in 2014 as compared to the past few years and while construction activity will remain elevated in 2015, starts should return to more normalized levels. The Company has budgeted approximately $1.0 billion of combined new apartment construction starts on land currently owned during the years ending December 31, 2015 and 2016, with approximately $400.0 million occurring in 2015 and the balance occurring in 2016. We currently budget spending approximately $700.0 million on development costs during the year ending December 31, 2015. This capital will be primarily sourced with excess operating cash flow, expected debt offerings in 2015 and borrowings on our revolving credit facility and/or commercial paper program.

The Company expects to continue to sell non-core assets and reduce its exposure to non-core markets as we believe these assets will have lower long-term returns and we can sell them for prices that we believe are favorable. The Company sold ten consolidated rental properties consisting of 3,092 apartment units for $467.0 million, one unconsolidated rental property consisting of 388 apartment units for $62.5 million (sales price for the unconsolidated rental property is the gross sales price and EQR owned an 85% interest) and three land parcels for $62.6 million during the year ended December 31, 2014. The Company currently budgets consolidated rental dispositions of approximately $500.0 million during the year ending December 31, 2015, which includes the Company's three remaining properties in the Orlando market.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In June 2014, the Company completed a $450.0 million unsecured five year note offering with a coupon of 2.375% and an all-in effective interest rate of approximately 2.52% as well as a $750.0 million unsecured thirty year note offering with a coupon of 4.5% and an all-in effective interest rate of approximately 4.57%. The Company used the proceeds from these offerings to repay its $750.0 million unsecured term loan facility that was scheduled to mature on January 11, 2015 and to repay the outstanding balance on its revolving credit facility. In February 2015, the Company entered into a $500.0 million commercial paper program, which will allow for daily, weekly, or monthly borrowing at low floating rates of interest. We believe this commercial paper program will allow the Company to continue to reduce its already low cost of capital and expect to use the program to replace a portion of the amount that we would otherwise have outstanding under our revolving line of credit. The Company has budgeted $950.0 million of secured or unsecured debt offerings during 2015, excluding usage of the commercial paper program.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and commercial paper program, expected debt offerings and disposition proceeds for 2015 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities and existing development projects through 2015. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances, property dispositions, joint ventures and cash generated from operations.

There is significant uncertainty surrounding the futures of Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”). Through their lender originator networks, the GSEs are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, further reductions in their size or the scale of their activities or loss of key personnel could have a significant impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. The GSE's regulator has set overall volume limits on most of the lending activities of the GSEs. For 2015, these activities are generally consistent with historical requirements and are not anticipated to materially impact the GSEs' overall multifamily lending activity. However, going forward the regulator could require the GSEs to focus more of their lending activities on small borrowers or properties that the regulator deems affordable, which may or may not include the Company's assets. For 2015, the GSE’s regulator imposed a limit of $60 billion in multifamily lending volume which excluded certain affordable housing loans, loans to small multifamily properties, and loans to manufactured housing communities. This limit along with the exclusion of certain types of lending activity reflects a modest increase to 2014 levels. While no reductions are currently anticipated, there can be no assurances that the GSEs regulator does not mandate reductions or increases in loan pricing in the future. Such reductions in GSE activity or increases in GSE loan pricing could provide a competitive advantage to us by making the cost of financing multifamily properties more expensive for other multifamily owners while the Company continues to have access to cheaper capital in the public and private debt and equity markets. Over time, we expect that other lenders, including banks, the commercial mortgage-backed securities market and life insurance companies, will become larger sources of debt capital to the multifamily market because multifamily properties are attractive to lenders due to their relatively stable cash flows.
Same store revenues increased 4.3% during the year ended December 31, 2014 as compared to the same period in 2013, which was above the high end of our original guidance range of 3.0% to 4.0% that we provided in February 2014. Strong demand and continued strength in occupancy levels drove the outperformance during 2014, which should continue into 2015. In addition, improving labor markets, robust household formation and declining single family home ownership levels should keep demand for rental housing high and produce above trend growth for 2015. We anticipate same store revenue increases ranging from 3.75% to 4.50% and same store NOI increases ranging from 4.0% to 5.5% for 2015 as compared to 2014.

All of our markets are generally performing well, except for Washington D.C. As noted above, demand for our apartments has been strong, with high occupancy and low turnover due in part to declines in move outs to buy new homes. In general, new supply continues to be absorbed in an orderly fashion with lease-ups occurring faster than expected and only minimal impact on rents at nearby stabilized assets. During 2015, we currently anticipate three groupings of same store revenue growth, with San Francisco, Seattle, Denver and Orange County producing 5% or higher, New York, Los Angeles, San Diego, South Florida and Boston producing 3% to 5% (although Boston might be in the high 2% range) and Washington D.C. producing flat to slightly positive growth. Washington D.C., which is our largest market, has seen record absorption despite anemic job growth in 2014. However, Washington D.C. continues to show signs of stress as substantial new supply and the impact of government budget constraints and cutbacks have dampened the metro area economy. Despite slow growth in the overall economy and the issues noted in Washington D.C., our business continues to perform well because of the combined forces of demographics, household formations and increasing consumer preference for the flexibility of rental housing, all of which should ensure a continued strong demand for rental housing.

Same store expenses increased 1.8% during the year ended December 31, 2014 as compared to the same period in 2013, which was below the low end of our original guidance range of 2.0% to 3.0% that we provided in February 2014. By leveraging the integration of the Archstone Portfolio through lower onsite payroll and a more efficient property management company, we were able to offset 5.6% and 5.0% increases in same store real estate taxes and utilities, respectively. Same store expense growth in the controllable property level expenses (excluding real estate taxes and utilities) declined 1.5% during 2014 as compared to 2013. The Company anticipates that 2015 same store expenses will increase 2.5% to 3.5%, with increases in real estate taxes expected to approximate 5.0% for the full year 2015. The increase in real estate taxes is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment values and fundamentals as well as the continued burn off of 421a tax abatements in New York City. We expect full year utility costs to decline approximately 1.0% due to significant declines in natural gas and heating oil, partially offset by higher costs for electricity, water, sewer and trash. With an improving labor market and the Archstone Portfolio staffing fully optimized, we anticipate same store payroll costs to grow 2.0% to 3.0% in 2015 over 2014.

We believe that the Company is well-positioned as of December 31, 2014 because our properties are geographically diverse, were approximately 95.1% occupied (95.7% on a same store basis) and the long-term demographic picture is positive. We believe certain market areas, especially Washington D.C., downtown Boston and Cambridge and Seattle, will see substantial near term multifamily supply; yet total new supply levels for our core markets remain within historical ranges. We believe over the longer term that our core markets will absorb future supply without material marketwide disruption because of the high occupancy levels we currently experience and increasing household formations. We have seen evidence of this in Seattle as supply has been absorbed and rental rates continue to grow. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term, and should also allow us to take advantage of investment opportunities in the future.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations
In conjunction with our business objectives and operating strategy, the Company continued to invest primarily in apartment properties located in our high barrier to entry/core markets and primarily sell properties in our low barrier to entry/non-core markets during the years ended December 31, 2014 and December 31, 2013. In summary, we:
Year Ended December 31, 2014:

▪	Acquired four consolidated apartment properties consisting of 1,011 apartment units for $363.2 million at a weighted cap rate (see definition below) of 4.8% and two land parcels for $28.8 million;

▪
Acquired two consolidated apartment properties, one that had just completed lease up and the other which was still in lease up, consisting of 342 apartment units for $106.6 million and are expected to stabilize at a 6.4% yield on cost and a 4.9% yield on cost, respectively;

▪
Acquired the 95% equity interest it did not own in one previously unconsolidated development project with an anticipated stabilized real estate value of $87.5 million at completion and an adjusted purchase price of $64.2 million;

▪
Sold ten consolidated apartment properties consisting of 3,092 apartments units for $467.0 million at a weighted average cap rate of 6.1% generating an unlevered internal rate of return ("IRR"), inclusive of management costs, of 8.9% and three land parcels for $62.6 million; and

▪	Sold one unconsolidated property for $62.5 million (sales price listed is the gross sales price and EQR owned an 85% interest).
Year Ended December 31, 2013:

▪
Acquired $8.5 billion of apartment properties consisting of 73 consolidated properties and 20,914 apartment units (inclusive of eight long-term ground leases) at a weighted average cap rate (see definition below) of 4.9% and 14 consolidated land parcels for $260.6 million, all of which we deem to be in our strategic targeted markets;

▪	Acquired three consolidated master-leased properties consisting of 853 apartment units (inclusive of one long-term ground lease) for $249.6 million at a weighted average cap rate of 5.6%;

▪	Acquired two consolidated uncompleted developments for $36.6 million;

▪	Acquired one unconsolidated apartment property consisting of 336 apartment units for $5.1 million at a weighted average cap rate of 5.8% and one unconsolidated land parcel for $6.6 million;

▪	Acquired two unconsolidated uncompleted developments for $14.9 million;

▪
Sold $4.5 billion of consolidated apartment properties consisting of 94 properties and 29,180 apartment units at a weighted average cap rate of 6.0% generating an unlevered IRR, inclusive of management costs, of 10.0% (excluding the sale of three Archstone assets), the majority of which were in exit or less desirable markets;

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

Properties that the Company owned and were stabilized (see definition below) for all of both 2014 and 2013 as well as the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company (the “2014 Same Store Properties”), which represented 97,911 apartment units, impacted the Company's results of operations. Properties that the Company owned for all of both 2013 and 2012 (the “2013 Same Store Properties”), which represented 80,247 apartment units, also impacted the Company's results of operations. Both the 2014 Same Store Properties and 2013 Same Store Properties are discussed in the following paragraphs.
The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the year ended December 31, 2014:

	Year Ended
	December 31, 2014
	Properties	Apartment Units
Same Store Properties at December 31, 2013	296	80,247

2012 acquisitions	9	1,896
2013 acquisitions	77	22,103
2013 acquisitions not yet included in same store (1)	(1)	(322)
2013 acquisitions not yet stabilized (2)	(2)	(613)
2013 acquisitions not managed by the Company (3)	(3)	(853)
2013 acquisitions not consolidated	(1)	(336)
2013 acquisitions disposed of in 2013 (4)	(3)	(1,536)
2014 dispositions	(10)	(3,092)
Lease-up properties stabilized	3	374
Other	—	43
Same Store Properties at December 31, 2014	365	97,911

	Year Ended
	December 31, 2014
	Properties	Apartment Units
Same Store	365	97,911

Non-Same Store:
2014 acquisitions	4	1,011
2014 acquisitions not yet stabilized (2)	2	342
2013 acquisitions not yet included in same store (1)	1	322
2013 acquisitions not yet stabilized (2)	2	613
2013 acquisitions not managed by the Company (3)	3	853
2013 acquisitions not consolidated	1	336
Lease-up properties not yet stabilized (2)	10	2,803
Other	1	1
Total Non-Same Store	24	6,281
Military Housing (not consolidated)	2	5,033
Total Properties and Apartment Units	391	109,225

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
The Company's acquisition, disposition and completed development activities also impacted overall results of operations for the years ended December 31, 2014 and 2013. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the year ended December 31, 2014 to the year ended December 31, 2013

For the year ended December 31, 2014, the Company reported diluted earnings per share/unit of $1.73 compared to $5.16 per share/unit for the year ended December 31, 2013. The difference is primarily due to approximately $1.8 billion in higher gains on property sales in 2013 vs. 2014, partially offset by $69.6 million of higher merger-related expenses incurred in 2013 vs. 2014 in connection with the Archstone Acquisition, $122.8 million of higher debt extinguishment costs incurred in 2013 vs. 2014 in connection with early debt extinguishment of existing mortgage notes payable to manage the Company's post Archstone 2017 maturities profile and higher depreciation in 2013 as a direct result of in-place residential lease intangibles acquired in the Archstone Transaction.

For the year ended December 31, 2014, income from continuing operations increased approximately $825.3 million when compared to the year ended December 31, 2013. The increase in continuing operations is discussed below.

Revenues from the 2014 Same Store Properties increased $101.6 million primarily as a result of an increase in average rental rates charged to residents, higher occupancy and a decrease in turnover. Expenses from the 2014 Same Store Properties increased $14.8 million primarily due to increases in real estate taxes and utilities, partially offset by lower property management costs. The following tables provide comparative same store results and statistics for the 2014 Same Store Properties:

2014 vs. 2013
Same Store Results/Statistics for 97,911 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
				Average Rental Rate (1)
Description	Revenues	Expenses	NOI		Occupancy	Turnover
2014	$2,475,933	$830,697	$1,645,236	$2,202	95.8%	55.0%
2013	$2,374,350	$815,865	$1,558,485	$2,119	95.4%	55.5%
Change	$101,583	$14,832	$86,751	$83	0.4%	(0.5%)
Change	4.3%	1.8%	5.6%	3.9%

Note: Same store results/statistics include the stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(1)Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.
The following table provides comparative same store operating expenses for the 2014 Same Store Properties:

2014 vs. 2013
Same Store Operating Expenses for 97,911 Same Store Apartment Units
$ in thousands
					% of Actual 2014 Operating Expenses

	Actual 2014	Actual 2013	$ Change	% Change

Real estate taxes	$287,214	$271,888	$15,326	5.6%	34.6%
On-site payroll (1)	174,273	174,589	(316)	(0.2%)	21.0%
Utilities (2)	125,235	119,253	5,982	5.0%	15.1%
Repairs and maintenance (3)	100,496	100,319	177	0.2%	12.1%
Property management costs (4)	74,278	78,354	(4,076)	(5.2%)	8.9%
Insurance	24,354	24,626	(272)	(1.1%)	2.9%
Leasing and advertising	10,802	12,072	(1,270)	(10.5%)	1.3%
Other on-site operating expenses (5)	34,045	34,764	(719)	(2.1%)	4.1%
Same store operating expenses	$830,697	$815,865	$14,832	1.8%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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
The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the 2014 Same Store Properties:

	Year Ended December 31,
	2014	2013
	(Amounts in thousands)
Operating income	$921,375	$512,322
Adjustments:
Archstone pre-ownership operating results	—	55,694
Non-same store operating results	(81,940)	(47,445)
Fee and asset management revenue	(9,437)	(9,698)
Fee and asset management expense	5,429	6,460
Depreciation	758,861	978,973
General and administrative	50,948	62,179
Same store NOI	$1,645,236	$1,558,485

For properties that the Company acquired prior to January 1, 2014 and expects to continue to own through December 31, 2015, the Company anticipates the following same store results for the full year ending December 31, 2015:

2015 Same Store Assumptions
Physical occupancy	95.8%
Revenue change	3.75% to 4.5%
Expense change	2.5% to 3.5%
NOI change	4.0% to 5.5%
The Company anticipates consolidated rental acquisitions of $500.0 million and consolidated rental dispositions of $500.0 million and expects that acquisitions will have a 1.00% lower cap rate than dispositions for the full year ending December 31, 2015.

These 2015 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased approximately $34.5 million and consist primarily of properties acquired in calendar years 2013 and 2014 as well as operations from the Company’s completed development properties, but exclude the 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. This increase primarily resulted from:

▪	Development and newly stabilized development properties in lease-up of $20.6 million;

▪	Operating properties acquired in 2013 and 2014 of $13.8 million (excluding operating properties acquired in the Archstone Acquisition);

▪	Other miscellaneous properties (including three master-leased properties acquired in the Archstone Acquisition) of $1.7 million; and

▪	Partially offset by a decrease in operating activities from other miscellaneous operations.

See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.8 million or 23.8% primarily as a result of higher revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base and lower expenses, partially offset by lower fees earned on management of the Company’s unconsolidated development joint ventures.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $4.7 million or 5.6%. This decrease is primarily attributable to a decrease in payroll-related costs, office rent, education/conferences and legal and professional fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, decreased approximately $220.1 million or 22.5% primarily as a result of in-place residential lease intangibles which are generally amortized over a six month period and can significantly elevate depreciation expense following an acquisition, especially during 2013 as a direct result of the Archstone Acquisition, partially offset by additional depreciation expense on properties acquired in 2014, development properties placed in service and capital expenditures for all properties owned.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $11.2 million or 18.1% primarily due to a decrease in payroll-related costs and office rent. The Company anticipates that general and administrative expenses will approximate $51.0 million to $53.0 million for the year ending December 31, 2015, excluding approximately $9.7 million in duplicative costs related to the Company's revised executive compensation program. The above assumption is based on current expectations and is forward-looking.

Interest and other income from continuing operations decreased approximately $0.8 million or 15.5% primarily due to proceeds received from the sale of certain investment securities during the year ended December 31, 2013 that did not reoccur in 2014, partially offset by proceeds received from various insurance/litigation settlements totaling $2.8 million during the year ended December 31, 2014 that did not occur in 2013. The Company anticipates that interest and other income will approximate $0.5 million for the year ending December 31, 2015. The above assumption is based on current expectations and is forward-looking.

Other expenses from continuing operations decreased approximately $20.6 million or 69.4% primarily due to the closing of the Archstone Acquisition during the year ended December 31, 2013 and the significant decline in transaction activity during the year ended December 31, 2014.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $140.8 million or 23.1% primarily as a result of $122.8 million of higher debt extinguishment costs incurred on early debt prepayments and write-offs of unamortized deferred financing costs in 2013 vs. 2014 related to managing the Company's post Archstone 2017 maturities profile and higher capitalized interest in 2014. During the year ended December 31, 2014, the Company capitalized interest costs of approximately $52.8 million as compared to $47.3 million for the year ended December 31, 2013. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2014 was 4.74% as compared to 4.91% (excluding $107.6 million in net debt extinguishment costs) for the year ended December 31, 2013. The Company anticipates that interest expense from continuing operations will approximate $442.8 million to $455.1 million (excluding debt extinguishment costs) for the year ending December 31, 2015. The above assumption is based on current expectations and is forward-looking.

Income and other tax expense from continuing operations increased approximately $0.2 million or 19.2% primarily due to increases in estimated taxes related to properties sold by the Company's TRS in 2014 vs. 2013, partially offset by a reduction and timing of all other taxes. The Company anticipates that income and other tax expense will approximate $1.0 million to $1.5 million for the year ending December 31, 2015. The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities decreased by $50.2 million or 86.3% primarily due to indirect costs incurred in 2013 from the Archstone Acquisition through the Company's joint ventures with AVB such as severance and retention bonuses that have significantly decreased in 2014.

Net gain on sales of real estate properties increased $212.7 million as a result of the sale of ten consolidated apartment properties during the year ended December 31, 2014 that did not meet the new criteria for reporting discontinued operations. See Notes 2 and 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels decreased approximately $7.0 million or 56.8% due to the gain on sale of three land parcels during the year ended December 31, 2014 as compared to seven land sales during the year ended December 31, 2013.

Discontinued operations, net decreased approximately $2.1 billion or 99.9% between the periods under comparison. This decrease is primarily due to substantially higher sales volume during the year ended December 31, 2013 compared to the same period in 2014 and due to the Company's adoption of the new discontinued operations standard effective January 1, 2014. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.
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

Interest and other income from continuing operations decreased $145.8 million or 96.5% primarily due to the Company recognizing $150.0 million in Archstone-related termination fees during the year ended December 31, 2012, partially offset by proceeds received from the sale of investment securities and technology investments during the year ended December 31, 2013.

Other expenses from continuing operations, which includes direct costs incurred from the Archstone Acquisition such as investment banking and legal/accounting costs, increased approximately $1.8 million or 6.6% as a result of the closing of the Archstone Acquisition during the year ended December 31, 2013, partially offset by lower property pursuit costs as the Company focused on its pursuit of Archstone.

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

Loss from investments in unconsolidated entities, which includes indirect costs incurred from the Archstone Acquisition through the Company's joint ventures with AVB, increased by $58.1 million primarily as a result of severance obligations and retention bonuses in connection with the Archstone Acquisition through our 60% interest in unconsolidated joint ventures as well as the gain on sale of one unconsolidated land parcel during the year ended December 31, 2013 as compared to no sales during the year ended December 31, 2012.

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
As of January 1, 2014, the Company had approximately $53.5 million of cash and cash equivalents and it had $2.35 billion available under its revolving credit facility (net of $34.9 million which was restricted/dedicated to support letters of credit and net of $115.0 million outstanding). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at December 31, 2014 was approximately $40.1 million and the amount available on its revolving credit facility was $2.12 billion (net of $43.8 million which was restricted/dedicated to support letters of credit and net of $333.0 million outstanding).

During the year ended December 31, 2014, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of ten consolidated properties and three land parcels, receiving net proceeds of approximately $522.6 million;

▪	Issued $450.0 million of five-year 2.375% fixed rate public notes, receiving net proceeds of $449.6 million before underwriting fees and other expenses, at an all-in effective interest rate of 2.52%;

▪
Issued $750.0 million of thirty-year 4.50% fixed rate public notes, receiving net proceeds of $744.7 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 4.57%;

▪
Received approximately $79.6 million representing the Company's pro rata share of the proceeds/distributions that have been repatriated to the Residual JV as a result of the disposition of the German portfolio fund, the German management company and the remaining wholly-owned German real estate assets that were acquired by the Residual JV as part of the Archstone Acquisition (see Note 6);

▪	Received approximately $20.3 million for the sale of one unconsolidated property in which the Company had an 85% interest; and

▪
Issued approximately 2.2 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $86.0 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the year ended December 31, 2014, the above proceeds along with net cash flow from operations and availability on the Company's revolving line of credit were primarily utilized to:

▪	Acquire six rental properties, two land parcels and additional development rights at one of its existing land sites for approximately $470.0 million;

▪	Acquire its partner's 95% interest in one previously unconsolidated property for cash consideration of approximately $44.8 million;

▪	Invest $530.4 million primarily in development projects;

▪	Repay $100.7 million of mortgage loans;

▪	Repay its $750.0 million unsecured term loan facility in conjunction with the note issuances discussed above;

▪	Repay $500.0 million of 5.250% unsecured notes at maturity; and

▪	Repurchase 31,240 Common Shares, utilizing cash of $1.8 million (see Note 3).

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

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. On July 30, 2013, the Board of Trustees approved an increase to the amount of shares which be may offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. EQR has not issued any shares under this program since September 14, 2012.  Through February 20, 2015, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million shares. EQR repurchased approximately $1.8 million (31,240 shares at a price of $56.87 per share) of its Common Shares (all related to the vesting of employees' restricted shares) during the year ended December 31, 2014. No open market repurchases have occurred since 2008. As of February 20, 2015, EQR has remaining authorization to repurchase an additional 12,968,760 of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of December 31, 2014 are as follows:

Debt Summary as of December 31, 2014
(Amounts in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$5,086,515	46.9%	4.21%	7.5
Unsecured	5,758,346	53.1%	4.79%	7.7
Total	$10,844,861	100.0%	4.52%	7.6
Fixed Rate Debt:
Secured – Conventional	$4,351,301	40.1%	4.82%	5.9
Unsecured – Public	4,974,154	45.9%	5.45%	8.3
Fixed Rate Debt	9,325,455	86.0%	5.15%	7.2
Floating Rate Debt:
Secured – Conventional	7,985	0.1%	2.08%	19.1
Secured – Tax Exempt	727,229	6.7%	0.66%	16.2
Unsecured – Public (2)	451,192	4.1%	1.15%	4.5
Unsecured – Revolving Credit Facility	333,000	3.1%	0.95%	3.3
Floating Rate Debt	1,519,406	14.0%	0.92%	9.9
Total	$10,844,861	100.0%	4.52%	7.6

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the year ended December 31, 2014.

(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.
Note: The Company capitalized interest of approximately $52.8 million and $47.3 million during the years ended December 31, 2014 and 2013, respectively.

Debt Maturity Schedule as of December 31, 2014
(Amounts in thousands)

	Fixed Rate (1)	Floating Rate (1)				Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
Year				Total	% of Total
2015	$408,420	$—		$408,420	3.8%	6.32%	6.32%
2016	1,192,798	—		1,192,798	11.0%	5.34%	5.34%
2017	1,346,252	456		1,346,708	12.4%	6.16%	6.16%
2018	83,851	430,659	(2)	514,510	4.7%	5.61%	1.72%
2019	806,106	472,363		1,278,469	11.8%	5.48%	3.76%
2020	1,678,020	809		1,678,829	15.5%	5.49%	5.49%
2021	1,194,624	856		1,195,480	11.0%	4.63%	4.63%
2022	228,273	905		229,178	2.1%	3.16%	3.17%
2023	1,331,497	956		1,332,453	12.3%	3.74%	3.74%
2024	2,497	1,011		3,508	—	4.97%	5.14%
2025+	1,022,417	673,977		1,696,394	15.7%	4.97%	3.17%
Premium/(Discount)	30,700	(62,586)		(31,886)	(0.3%)	N/A	N/A

Total	$9,325,455	$1,519,406		$10,844,861	100.0%	5.13%	4.49%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of December 31, 2014.

(2)	Includes $333.0 million outstanding on the Company's unsecured revolving credit facility. As of December 31, 2014, there was approximately $2.12 billion available on this facility.
The following table provides a summary of the Company’s unsecured debt as of December 31, 2014:

Unsecured Debt Summary as of December 31, 2014
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	6.584%	04/13/15		$300,000	$(27)	$299,973
	5.125%	03/15/16		500,000	(63)	499,937
	5.375%	08/01/16		400,000	(294)	399,706
	5.750%	06/15/17		650,000	(1,272)	648,728
	7.125%	10/15/17		150,000	(181)	149,819
	2.375%	07/01/19	(1)	450,000	(405)	449,595
Fair Value Derivative Adjustments			(1)	(450,000)	405	(449,595)
	4.750%	07/15/20		600,000	(2,518)	597,482
	4.625%	12/15/21		1,000,000	(2,635)	997,365
	3.000%	04/15/23		500,000	(3,671)	496,329
	7.570%	08/15/26		140,000	—	140,000
	4.500%	07/01/44		750,000	(5,185)	744,815
				4,990,000	(15,846)	4,974,154
Floating Rate Notes:
		07/01/19	(1)	450,000	(405)	449,595
Fair Value Derivative Adjustments		07/01/19	(1)	1,597	—	1,597
				451,597	(405)	451,192
Revolving Credit Facility:	LIBOR+1.05%	04/01/18	(2)(3)	333,000	—	333,000
Total Unsecured Debt				$5,774,597	$(16,251)	$5,758,346

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)	Facility is private. All other unsecured debt is public.

(3)
Represents the Company's $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The interest rate on advances under the credit facility will generally be LIBOR plus a spread (currently 1.05%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of December 31, 2014, there was approximately $2.12 billion available on this facility.

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC on July 30, 2013 and expires on July 30, 2016. In July 2013, the Board of Trustees also approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).
The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2014 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of December 31, 2014
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$5,086,515	46.9%
Unsecured Debt			5,758,346	53.1%
Total Debt			10,844,861	100.0%	28.5%
Common Shares (includes Restricted Shares)	362,855,454	96.2%
Units (includes OP Units and restricted units)	14,298,691	3.8%
Total Shares and Units	377,154,145	100.0%
Common Share Price at December 31, 2014	$71.84
			27,094,754	99.8%
Perpetual Preferred Equity (see below)			50,000	0.2%
Total Equity			27,144,754	100.0%	71.5%
Total Market Capitalization			$37,989,615		100.0%

Equity Residential
Perpetual Preferred Equity as of December 31, 2014
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount

Preferred Shares:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preferred Equity		1,000,000	$50,000		$4,145

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2014 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of December 31, 2014
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$5,086,515	46.9%
Unsecured Debt		5,758,346	53.1%
Total Debt		10,844,861	100.0%	28.5%
Total outstanding Units	377,154,145
Common Share Price at December 31, 2014	$71.84
		27,094,754	99.8%
Perpetual Preference Units (see below)		50,000	0.2%
Total Equity		27,144,754	100.0%	71.5%
Total Market Capitalization		$37,989,615		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of December 31, 2014
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount

Preference Units:
8.29% Series K	12/10/26	1,000,000	$50,000	$4.145	$4,145
Total Perpetual Preference Units		1,000,000	$50,000		$4,145

The Company generally expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and scheduled unsecured note and mortgage note repayments, through its working capital, net cash provided by operating activities and borrowings under the Company’s revolving credit facility and commercial paper program. Under normal operating conditions, the Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.

The Company has a flexible dividend policy which it believes will generate payouts closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. Beginning in 2014, the Company began paying its annual dividend based on 65% of the midpoint of the range of Normalized FFO guidance customarily provided as part of the Company's fourth quarter earnings release. The Company's 2014 annual dividend payout was $2.00 per share and the Company paid four quarterly dividends of $0.50 per share in 2014. The Company expects the 2015 annual dividend payout will be $2.21 per share and the Company intends to pay four quarterly dividends of $0.5525 per share in 2015. All future dividends remain subject to the discretion of the Board of Trustees. The above assumption is based on current expectations and is forward-looking. While our current dividend policy makes it less likely we will over distribute, it will also lead to a dividend reduction more quickly should operating results deteriorate. However, whether due to changes in the dividend policy or otherwise, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company's financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company believes that its expected 2015 operating cash flow will be sufficient to cover capital expenditures and distributions.

The Company also expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $27.7 billion in investment in real estate on the Company’s balance sheet at December 31, 2014, $19.1 billion or 69.1% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

As of February 20, 2015, ERPOP’s long-term credit ratings from Standard & Poor’s (“S&P”), Moody’s and Fitch for its outstanding senior debt was BBB+ (positive outlook), Baa1 (positive outlook) and BBB+, respectively. As of February 20, 2015, EQR’s long-term equity ratings from S&P, Moody’s and Fitch for its outstanding preferred equity was BBB+ (positive outlook), Baa2 (positive outlook) and BBB-, respectively. As of February 20, 2015, ERPOP's short-term credit ratings from S&P, Moody's and Fitch for its outstanding commercial paper was A-2, P-2 and F-2, respectively. EQR does not have short-term credit ratings.

On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 1.05%) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt. As of February 20, 2015, there was available borrowings of $1.94 billion on the revolving credit facility (net of $43.8 million which was restricted/dedicated to support letters of credit, net of $300.0 million outstanding on the credit facility and net of $220.0 million outstanding on the commercial paper program) (see Note 18 in the Notes to Consolidated Financial Statements for additional discussion of the commercial paper program). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

See Note 18 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to December 31, 2014.
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

For the year ended December 31, 2014, our actual improvements to real estate totaled approximately $186.0 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Year Ended December 31, 2014

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (3)	97,911	$85,045	$869	$93,988	$960	$179,033	$1,829
Non-Same Store Properties (4)	5,000	236	60	5,513	1,410	5,749	1,470
Other (5)	—	920		255		1,175
Total	102,911	$86,201		$99,756		$185,957

(1)
Total Apartment Units – Excludes 1,281 unconsolidated apartment units and 5,033 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $51.4 million spent in 2014 on apartment unit renovations/rehabs (primarily kitchens and baths) on 6,111 same store apartment units (equating to about $8,400 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)
Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2013, less properties subsequently sold. Also includes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(4)
Non-Same Store Properties – Primarily includes all properties acquired during 2013 and 2014, plus any properties in lease-up and not stabilized as of January 1, 2013, but excludes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. Per apartment unit amounts are based on a weighted average of 3,911 apartment units.

(5)	Other – Primarily includes expenditures for properties sold.
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

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $19.5 million spent in 2013 on apartment unit renovations/rehabs (primarily kitchens and baths) on 2,560 same store apartment units (equating to about $7,600 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets. The Company also completed apartment unit renovations/ rehabs (primarily kitchens and baths) on 1,200 non-same store apartment units (primarily Archstone properties), equating to a total cost of approximately $11.9 million.

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

(5)	Other – Primarily includes expenditures for properties sold.

In 2014, the Company spent $1,829 per apartment unit of capital expenditures, inclusive of apartment unit renovation/rehab costs, or $1,304 per apartment unit excluding apartment unit renovation/rehab costs on its same store properties. These amounts represented an increase in the cost per unit over 2013, which was primarily driven by increases in building improvement costs (i.e roofs, mechanical systems and siding) for the Archstone assets as well as certain large building improvement projects the Company had planned to complete in 2013 but were delayed and instead completed in 2014. The Company also accelerated its renovation/rehab efforts in 2014.

In 2015, the Company estimates that it will spend approximately $1,850 per apartment unit of capital expenditures, inclusive of apartment unit renovation/rehab costs, or $1,250 per apartment unit excluding apartment unit renovation/rehab costs on its same store properties. In 2015, the Company expects to spend approximately $60.0 million for all unit renovation/rehab costs (primarily on same store properties) at a weighted average cost of $9,000 per apartment unit rehabbed. These anticipated amounts represent an increase in the cost per unit over 2014, which is primarily driven by increases in planned renovation/rehab efforts in 2015 with plans to continue to create value from our properties by doing those rehabs that meet our investment parameters. The above assumptions are based on current expectations and are forward-looking.

During the year ended December 31, 2014, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $5.3 million. The Company expects to fund approximately $4.8 million in total non-real estate capital additions in 2015. The above assumption is based on current expectations and is forward-looking.
Capital expenditures to real estate and non-real estate capital additions are generally funded from net cash provided by operating activities and from investment cash flow.
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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2014.
Other
Total distributions paid in January 2015 amounted to $188.6 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2014.

Off-Balance Sheet Arrangements and Contractual Obligations

Archstone Acquisition

On February 27, 2013, in conjunction with the Archstone Acquisition, the Company acquired unconsolidated interests in certain joint ventures. The Company does not believe that these investments have a materially different impact upon its liquidity, cash flows, capital resources, credit or market risk than its other consolidated operating and/or development activities. Details of these interests follow by project:

Waterton Tenside – This venture was formed to develop and operate a 336 unit apartment property located in Atlanta, Georgia. The Company has a 20% equity interest with an initial basis of $5.1 million. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $30.0 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets, such as interests in a four property portfolio of apartment buildings and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $147.6 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

During the year ended December 31, 2014, the Company closed on the sale of its unconsolidated interest in the German portfolio fund, the German management company and the remaining wholly-owned German real estate assets. With these sales, all German real estate assets that were acquired by the Residual JV as part of the Archstone Acquisition have now been sold. The Company's pro rata share of the proceeds/distributions that have been repatriated to the Residual JV and received by the Company as a result of the German dispositions was approximately $79.6 million during the year ended December 31, 2014 and $98.5 million cumulatively since the closing of the Archstone Acquisition.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the year ended December 31, 2013, the Company purchased with AVB $65.0 million (of which the Company's 60% share was $39.0 million) of the preferred interests assumed by the Legacy JV. At December 31, 2014, the remaining preferred interests have an aggregate liquidation value of $74.6 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

Other

The Company admitted an 80% institutional partner to two separate entities/transactions (Nexus Sawgrass in December 2010 and Domain in August 2011), each owning a developable land parcel, in exchange for $40.1 million in cash and retained a 20% equity interest in both of these entities. These projects are now unconsolidated. Details of these projects follow:

•
Nexus Sawgrass – This development project was completed and stabilized during the quarter ended September 30, 2014. Total project costs were approximately $78.6 million and construction was predominantly funded with a long-term, non-

recourse secured loan from the partner. The mortgage loan has a maximum debt commitment of $48.7 million and a current unconsolidated outstanding balance of $48.6 million; the loan bears interest at 5.60% and matures January 1, 2021.

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

As of December 31, 2014, the Company has 15 consolidated projects (including Prism at Park Avenue South in New York City, which the Company is jointly developing with Toll Brothers – see Note 16 in the Notes to Consolidated Financial Statements for further discussion) totaling 4,917 apartment units in various stages of development with estimated completion dates ranging through September 30, 2017, as well as other completed consolidated and unconsolidated development projects that are in various stages of lease up or are stabilized. The development agreements currently in place are discussed in detail in Note 16 of the Company’s Consolidated Financial Statements.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2014:

Payments Due by Year (in thousands)
Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Debt:
Principal (a)	$408,420	$1,192,798	$1,346,708	$514,510	$1,278,469	$6,103,956	$10,844,861
Interest (b)	473,737	424,032	373,894	337,493	286,335	1,410,656	3,306,147
Operating Leases:
Minimum Rent Payments (c)	15,268	15,385	15,318	15,298	15,224	860,071	936,564
Other Long-Term Liabilities:
Deferred Compensation (d)	1,382	1,714	1,714	1,714	1,120	5,149	12,793
Total	$898,807	$1,633,929	$1,737,634	$869,015	$1,581,148	$8,379,832	$15,100,365

(a)	Amounts include aggregate principal payments only.

(b)
Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2014 and inclusive of capitalized interest. For floating rate debt, the current rate in effect for the most recent payment through December 31, 2014 is assumed to be in effect through the respective maturity date of each instrument.

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
The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements. These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2014 and are consistent with the year ended December 31, 2013.

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

During the years ended December 31, 2014, 2013 and 2012, the Company capitalized $22.4 million, $16.5 million and $14.3 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.
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

Funds From Operations and Normalized Funds From Operations
For the year ended December 31, 2014, Funds From Operations (“FFO”) available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $318.5 million, or 36.5%, and increased $139.4 million, or 13.2%, respectively, as compared to the year ended December 31, 2013. For the year ended December 31, 2013, FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units decreased $120.8 million, or 12.2%, and increased $173.8 million, or 19.7%, respectively, as compared to the year ended December 31, 2012.
The following is the Company's and the Operating Partnership's reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for each of the five years ended December 31, 2014:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012	2011	2010
Net income	$658,683	$1,905,353	$881,204	$935,197	$295,983
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,544)	538	(844)	(832)	726
Preferred/preference distributions	(4,145)	(4,145)	(10,355)	(13,865)	(14,368)
Premium on redemption of Preferred Shares/Preference Units	—	—	(5,152)	—	—
Net income available to Common Shares and Units / Units	651,994	1,901,746	864,853	920,500	282,341
Adjustments:
Depreciation	758,861	978,973	560,669	506,175	470,593
Depreciation – Non-real estate additions	(4,643)	(4,806)	(5,346)	(5,519)	(6,566)
Depreciation – Partially Owned Properties	(4,285)	(6,499)	(3,193)	(3,062)	(3,532)
Depreciation – Unconsolidated Properties	6,754	3,661	—	—	1,913
Net (gain) on sales of unconsolidated entities – operating assets	(4,902)	(7)	—	—	(28,101)
Net (gain) on sales of real estate properties	(212,685)	—	—	—	—
Discontinued operations:
Depreciation	—	34,380	124,323	157,353	202,588
Net (gain) on sales of discontinued operations	(179)	(2,036,505)	(548,278)	(826,489)	(297,956)
Net incremental gain (loss) on sales of condominium units	—	8	(11)	1,993	1,506
Gain on sale of Equity Corporate Housing (ECH)	—	1,470	200	1,202	—
FFO available to Common Shares and Units / Units (1) (3) (4)	1,190,915	872,421	993,217	752,153	622,786
Adjustments:
Asset impairment and valuation allowances	—	—	—	—	45,380
Property acquisition costs and write-off of pursuit costs	8,248	79,365	21,649	14,557	11,928
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/
preference unit redemptions and non-cash convertible debt discounts	(1,110)	121,730	16,293	12,300	8,594
(Gains) losses on sales of non-operating assets, net of income and other tax expense
(benefit)	(1,866)	(17,908)	(255)	(6,976)	(80)
Other miscellaneous non-comparable items	259	1,465	(147,635)	(12,369)	(6,186)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,196,446	$1,057,073	$883,269	$759,665	$682,422

FFO (1) (3)	$1,195,060	$876,566	$1,008,724	$766,018	$637,154
Preferred/preference distributions	(4,145)	(4,145)	(10,355)	(13,865)	(14,368)
Premium on redemption of Preferred Shares/Preference Units	—	—	(5,152)	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$1,190,915	$872,421	$993,217	$752,153	$622,786

Normalized FFO (2) (3)	$1,200,591	$1,061,218	$893,624	$773,530	$696,790
Preferred/preference distributions	(4,145)	(4,145)	(10,355)	(13,865)	(14,368)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,196,446	$1,057,073	$883,269	$759,665	$682,422

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risks relating to the Company’s financial instruments result primarily from changes in short-term LIBOR interest rates and changes in the Securities Industry and Financial Markets Association ("SIFMA") index for tax-exempt debt. The Company also has foreign exchange exposure related to undistributed cash remaining after the sale of its interests in German residential real estate that were acquired as part of the Archstone Transaction.

The Company’s exposure to market risk for changes in interest rates relates primarily to the unsecured revolving credit facility as well as floating rate tax-exempt debt. The Company typically incurs fixed rate debt obligations to finance acquisitions while it typically incurs floating rate debt obligations to finance working capital needs and as a temporary measure in advance of securing long-term fixed rate financing. The Company continuously evaluates its level of floating rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment. To the extent the Company carries substantial cash balances, this will tend to partially counterbalance any increase or decrease in interest rates.

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

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion and $6.1 billion, respectively, at December 31, 2014.

At December 31, 2014, the Company had total outstanding floating rate debt of approximately $1.5 billion, or 14.0% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 9 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $1.4 million. If market rates of interest on all of the floating rate debt permanently decreased by 9 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $1.4 million.

At December 31, 2014, the Company had total outstanding fixed rate debt of approximately $9.3 billion, or 86.0% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 52 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $8.5 billion. If market rates of interest permanently decreased by 52 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $10.4 billion.

At December 31, 2014, the Company’s derivative instruments had a net liability fair value of approximately $12.2 million. If market rates of interest permanently increased by 24 basis points (a 10% increase from the Company’s existing weighted average interest rates), the net liability fair value of the Company’s derivative instruments would be approximately $7.2 million. If market rates of interest permanently decreased by 24 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the net liability fair value of the Company’s derivative instruments would be approximately $17.4 million.

At December 31, 2013, the Company had total outstanding floating rate debt of approximately $1.6 billion, or 15.3% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 12 basis points (a 10% increase from the Company's existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $2.0 million. If market rates of interest on all of the floating rate debt permanently decreased by 12 basis points (a 10% decrease from the Company's existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $2.0 million.

At December 31, 2013, the Company had total outstanding fixed rate debt of approximately $9.1 billion, or 84.7% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 51 basis points (a 10% increase from the Company's existing weighted average interest rates), the estimated fair value of the Company's fixed rate debt would be approximately $8.3 billion. If market rates of interest permanently decreased by 51 basis points (a 10% decrease from the Company's existing weighted average interest rates), the estimated fair value of the Company's fixed rate debt would be approximately $10.1 billion.

At December 31, 2013, the Company's derivative instruments had a net asset fair value of approximately $18.7 million. If market rates of interest permanently increased by 33 basis points (a 10% increase from the Company's existing weighted average interest rates), the net asset fair value of the Company's derivative instruments would be approximately $28.0 million. If market rates of interest permanently decreased by 33 basis points (a 10% decrease from the Company's existing weighted average interest rates), the net asset fair value of the Company's derivative instruments would be approximately $9.4 million.

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
    None.
Item 9A. Controls and Procedures
Equity Residential
(a)  Evaluation of Disclosure Controls and Procedures:
Effective as of December 31, 2014, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
(b)  Management’s Report on Internal Control over Financial Reporting:
Equity Residential’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.
Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2014. Our internal control over financial reporting has been audited as of December 31, 2014 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.
(c)   Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership
(a)  Evaluation of Disclosure Controls and Procedures:
Effective as of December 31, 2014, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership's management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.
(b)  Management’s Report on Internal Control over Financial Reporting:
ERP Operating Limited Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of the Operating Partnership's general partner, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on the Operating Partnership's evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2014. Our internal control over financial reporting has been audited as of December 31, 2014 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)  Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership's evaluation referred to above that occurred during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Item 9B. Other Information
None.

PART III

Items 10, 11, 12, 13 and 14.
Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accounting Fees and Services.
The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, Equity Residential's Proxy Statement, which the Company intends to file no later than 120 days after the end of its fiscal year ended December 31, 2014, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 96.2% owner of ERP Operating Limited Partnership.

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

EQUITY RESIDENTIAL

By:	/s/ David J. Neithercut
David J. Neithercut President and Chief Executive Officer (Principal Executive Officer)
Date:	February 26, 2015

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

By:	/s/ David J. Neithercut
David J. Neithercut President and Chief Executive Officer (Principal Executive Officer)
Date:	February 26, 2015

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY
KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints David J. Neithercut, Mark J. Parrell and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2014, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ David J. Neithercut	President, Chief Executive Officer and Trustee	February 26, 2015
David J. Neithercut	(Principal Executive Officer)

/s/ Mark J. Parrell	Executive Vice President and Chief Financial Officer	February 26, 2015
Mark J. Parrell	(Principal Financial Officer)

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 26, 2015
Ian S. Kaufman	(Principal Accounting Officer)

/s/ John W. Alexander	Trustee	February 26, 2015
John W. Alexander

/s/ Charles L. Atwood	Trustee	February 26, 2015
Charles L. Atwood

/s/ Linda Walker Bynoe	Trustee	February 26, 2015
Linda Walker Bynoe

/s/ Mary Kay Haben	Trustee	February 26, 2015
Mary Kay Haben

/s/ Bradley A. Keywell	Trustee	February 26, 2015
Bradley A. Keywell

/s/ John E. Neal	Trustee	February 26, 2015
John E. Neal

/s/ Mark S. Shapiro	Trustee	February 26, 2015
Mark S. Shapiro

/s/ Stephen E. Sterrett	Trustee	February 26, 2015
Stephen E. Sterrett

/s/ B. Joseph White	Trustee	February 26, 2015
B. Joseph White

/s/ Gerald A. Spector	Vice Chairman of the Board of Trustees	February 26, 2015
Gerald A. Spector

/s/ Samuel Zell	Chairman of the Board of Trustees	February 26, 2015
Samuel Zell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

PAGE
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm (Equity Residential)	F-2

Report of Independent Registered Public Accounting Firm (ERP Operating Limited Partnership)	F-3

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Equity Residential)	F-4

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (ERP Operating Limited Partnership)	F-5

Financial Statements of Equity Residential:

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-6

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	F-7 to F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F-9 to F-12

Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012	F-13 to F-14

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of December 31, 2014 and 2013	F-15

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2014, 2013 and 2012	F-16 to F-17

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012	F-18 to F-21

Consolidated Statements of Changes in Capital for the years ended December 31, 2014, 2013 and 2012	F-22 to F-23

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	F-24 to F-66

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation of Equity Residential and ERP Operating Limited Partnership	S-1 to S-13

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Trustees and Shareholders
Equity Residential
We have audited the accompanying consolidated balance sheets of Equity Residential (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the accompanying index to the consolidated financial statements and schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential at December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method for reporting discontinued operations as a result of the adoption of Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Residential’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Partners
ERP Operating Limited Partnership
We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the “Operating Partnership”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the accompanying index to the consolidated financial statements and schedule. These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 2014 and 2013 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed its method for reporting discontinued operations as a result of the adoption of Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," effective January 1, 2014.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ERP Operating Limited Partnership's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Trustees and Shareholders
Equity Residential
We have audited Equity Residential’s (the “Company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO Criteria”). Equity Residential’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Equity Residential maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity Residential as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014 of Equity Residential and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 26, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Partners
ERP Operating Limited Partnership
We have audited ERP Operating Limited Partnership's (the “Operating Partnership”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO Criteria”). ERP Operating Limited Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit.
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
In our opinion, ERP Operating Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO Criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERP Operating Limited Partnership as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2014 of ERP Operating Limited Partnership and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 26, 2015

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)

	December 31, 2014	December 31, 2013
ASSETS
Investment in real estate
Land	$6,295,404	$6,192,512
Depreciable property	19,851,504	19,226,047
Projects under development	1,343,919	988,867
Land held for development	184,556	393,522
Investment in real estate	27,675,383	26,800,948
Accumulated depreciation	(5,432,805)	(4,807,709)
Investment in real estate, net	22,242,578	21,993,239
Cash and cash equivalents	40,080	53,534
Investments in unconsolidated entities	105,434	178,526
Deposits – restricted	72,303	103,567
Escrow deposits – mortgage	48,085	42,636
Deferred financing costs, net	58,380	58,486
Other assets	383,754	404,557
Total assets	$22,950,614	$22,834,545

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$5,086,515	$5,174,166
Notes, net	5,425,346	5,477,088
Lines of credit	333,000	115,000
Accounts payable and accrued expenses	153,590	118,791
Accrued interest payable	89,540	78,309
Other liabilities	389,915	347,748
Security deposits	75,633	71,592
Distributions payable	188,566	243,511
Total liabilities	11,742,105	11,626,205

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	500,733	363,144
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value;
100,000,000 shares authorized; 1,000,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013	50,000	50,000
Common Shares of beneficial interest, $0.01 par value;
1,000,000,000 shares authorized; 362,855,454 shares issued and outstanding as of December 31, 2014 and 360,479,260 shares issued and outstanding as of December 31, 2013	3,629	3,605
Paid in capital	8,536,340	8,561,500
Retained earnings	1,950,639	2,047,258
Accumulated other comprehensive (loss)	(172,152)	(155,162)
Total shareholders’ equity	10,368,456	10,507,201
Noncontrolling Interests:
Operating Partnership	214,411	211,412
Partially Owned Properties	124,909	126,583
Total Noncontrolling Interests	339,320	337,995
Total equity	10,707,776	10,845,196
Total liabilities and equity	$22,950,614	$22,834,545

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per share data)

	Year Ended December 31,
	2014	2013	2012
REVENUES
Rental income	$2,605,311	$2,378,004	$1,737,929
Fee and asset management	9,437	9,698	9,573
Total revenues	2,614,748	2,387,702	1,747,502

EXPENSES
Property and maintenance	473,098	449,427	332,219
Real estate taxes and insurance	325,401	293,999	206,723
Property management	79,636	84,342	81,902
Fee and asset management	5,429	6,460	4,663
Depreciation	758,861	978,973	560,669
General and administrative	50,948	62,179	47,233
Total expenses	1,693,373	1,875,380	1,233,409

Operating income	921,375	512,322	514,093

Interest and other income	4,462	5,283	151,060
Other expenses	(9,073)	(29,630)	(27,796)
Interest:
Expense incurred, net	(457,191)	(586,854)	(455,236)
Amortization of deferred financing costs	(11,088)	(22,197)	(21,295)
Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of real estate properties and land parcels and discontinued operations	448,485	(121,076)	160,826
Income and other tax (expense) benefit	(1,394)	(1,169)	(514)
(Loss) from investments in unconsolidated entities	(7,952)	(58,156)	(14)
Net gain on sales of real estate properties	212,685	—	—
Net gain on sales of land parcels	5,277	12,227	—
Income (loss) from continuing operations	657,101	(168,174)	160,298
Discontinued operations, net	1,582	2,073,527	720,906
Net income	658,683	1,905,353	881,204
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(24,831)	(75,278)	(38,641)
Partially Owned Properties	(2,544)	538	(844)
Net income attributable to controlling interests	631,308	1,830,613	841,719
Preferred distributions	(4,145)	(4,145)	(10,355)
Premium on redemption of Preferred Shares	—	—	(5,152)
Net income available to Common Shares	$627,163	$1,826,468	$826,212

Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$1.73	$(0.47)	$0.45
Net income available to Common Shares	$1.74	$5.16	$2.73
Weighted average Common Shares outstanding	361,181	354,305	302,701

Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$1.72	$(0.47)	$0.45
Net income available to Common Shares	$1.73	$5.16	$2.70
Weighted average Common Shares outstanding	377,735	354,305	319,766

Distributions declared per Common Share outstanding	$2.00	$1.85	$1.78

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per share data)

	Year Ended December 31,
	2014	2013	2012
Comprehensive income:
Net income	$658,683	$1,905,353	$881,204
Other comprehensive (loss) income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the year	(33,306)	18,771	(11,772)
Losses reclassified into earnings from other comprehensive income	16,868	20,141	14,678
Other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	—	583	664
(Gains) realized during the year	—	(2,122)	—
Other comprehensive (loss) income – foreign currency:
Currency translation adjustments arising during the year	(552)	613	—
Other comprehensive (loss) income	(16,990)	37,986	3,570
Comprehensive income	641,693	1,943,339	884,774
Comprehensive (income) attributable to Noncontrolling Interests	(26,728)	(76,204)	(39,624)
Comprehensive income attributable to controlling interests	$614,965	$1,867,135	$845,150

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$658,683	$1,905,353	$881,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	758,861	1,013,353	684,992
Amortization of deferred financing costs	11,088	22,425	21,435
Amortization of above/below market leases	3,222	898	—
Amortization of discounts and premiums on debt	(13,520)	(156,439)	(8,181)
Amortization of deferred settlements on derivative instruments	16,334	19,607	14,144
Write-off of pursuit costs	3,607	5,184	9,056
Loss from investments in unconsolidated entities	7,952	58,156	14
Distributions from unconsolidated entities – return on capital	5,570	2,481	575
Net (gain) on sales of investment securities	(57)	(4,203)	—
Net (gain) on sales of real estate properties	(212,685)	—	—
Net (gain) on sales of land parcels	(5,277)	(12,227)	—
Net (gain) on sales of discontinued operations	(179)	(2,036,505)	(548,278)
Unrealized (gain) loss on derivative instruments	(60)	70	(1)
Compensation paid with Company Common Shares	27,543	35,474	24,832
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(1,740)	3,684	(4,091)
Decrease in mortgage deposits	1,452	1,813	176
Decrease (increase) in other assets	21,773	3,742	(20,411)
Increase (decrease) in accounts payable and accrued expenses	17,797	6,229	(2,102)
Increase (decrease) in accrued interest payable	11,231	(9,219)	(11,898)
Increase in other liabilities	8,437	15,401	2,987
Increase (decrease) in security deposits	4,041	(6,361)	1,702
Net cash provided by operating activities	1,324,073	868,916	1,046,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	—	(4,000,875)	—
Investment in real estate – acquisitions	(469,989)	(108,308)	(843,976)
Investment in real estate – development/other	(530,387)	(377,442)	(180,409)
Capital expenditures to real estate	(185,957)	(135,816)	(152,828)
Non-real estate capital additions	(5,286)	(4,134)	(8,821)
Interest capitalized for real estate and unconsolidated entities under development	(52,782)	(47,321)	(22,509)
Proceeds from disposition of real estate, net	522,647	4,551,454	1,049,219
Investments in unconsolidated entities	(15,768)	(66,471)	(5,291)
Distributions from unconsolidated entities – return of capital	103,793	25,471	—
Proceeds from sale of investment securities	57	4,878	—
Decrease (increase) in deposits on real estate acquisitions and investments, net	33,004	143,694	(97,984)
Decrease in mortgage deposits	798	7,893	1,444
Consolidation of previously unconsolidated properties	(44,796)	—	—
Net cash (used for) investing activities	(644,666)	(6,977)	(261,155)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(10,982)	$(16,526)	$(21,209)
Mortgage deposits	(7,699)	(5,631)	(57)
Mortgage notes payable:
Proceeds	—	902,886	26,495
Restricted cash	—	—	2,370
Lump sum payoffs	(88,788)	(2,532,682)	(350,247)
Scheduled principal repayments	(11,869)	(12,658)	(14,088)
Notes, net:
Proceeds	1,194,277	1,245,550	—
Lump sum payoffs	(1,250,000)	(400,000)	(975,991)
Lines of credit:
Proceeds	7,167,000	9,832,000	5,876,000
Repayments	(6,949,000)	(9,717,000)	(5,876,000)
(Payments on) settlement of derivative instruments	(758)	(44,063)	—
Proceeds from sale of Common Shares	—	—	1,417,040
Proceeds from Employee Share Purchase Plan (ESPP)	3,392	3,401	5,399
Proceeds from exercise of options	82,573	17,252	49,039
Common Shares repurchased and retired	(1,777)	—	—
Redemption of Preferred Shares	—	—	(150,000)
Premium on redemption of Preferred Shares	—	—	(23)
Payment of offering costs	(41)	(1,047)	(39,359)
Other financing activities, net	(49)	(48)	(48)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(5,501)	—	(13)
Contributions – Noncontrolling Interests – Partially Owned Properties	5,684	27,660	8,221
Contributions – Noncontrolling Interests – Operating Partnership	3	5	5
Distributions:
Common Shares	(776,659)	(681,610)	(473,451)
Preferred Shares	(4,145)	(4,145)	(13,416)
Noncontrolling Interests – Operating Partnership	(30,744)	(27,897)	(21,915)
Noncontrolling Interests – Partially Owned Properties	(7,778)	(6,442)	(5,083)
Net cash (used for) financing activities	(692,861)	(1,420,995)	(556,331)
Net (decrease) increase in cash and cash equivalents	(13,454)	(559,056)	228,669
Cash and cash equivalents, beginning of year	53,534	612,590	383,921
Cash and cash equivalents, end of year	$40,080	$53,534	$612,590

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$443,125	$722,963	$464,785
Net cash paid for income and other taxes	$1,517	$1,152	$673
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$28,910	$—	$137,644
Valuation of OP Units issued	$—	$—	$66,606
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(152)	$—
Deferred financing costs, net	$11,088	$22,577	$21,435
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(15,904)	$(158,625)	$(10,333)
Notes, net	$2,384	$2,186	$2,152
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(534)	$(534)	$(534)
Accumulated other comprehensive income	$16,868	$20,141	$14,678
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$4,610	$53,066	$14
Other liabilities	$3,342	$5,090	$—
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$5,360	$2,448	$575
Other liabilities	$210	$33	$—
Unrealized (gain) loss on derivative instruments:
Other assets	$10,160	$(17,139)	$7,448
Mortgage notes payable	$—	$—	$(2,589)
Notes, net	$1,597	$(1,523)	$(4,860)
Other liabilities	$21,489	$(39)	$11,772
Accumulated other comprehensive income	$(33,306)	$18,771	$(11,772)
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$39,929	$(8,687,355)	$—
Investments in unconsolidated entities	$(33,993)	$(225,568)	$—
Deposits – restricted	$—	$(528)	$—
Escrow deposits – mortgage	$—	$(37,582)	$—
Deferred financing costs, net	$—	$(25,780)	$—
Other assets	$(2,586)	$(215,622)	$—
Mortgage notes payable	$—	$3,076,876	$—
Accounts payable and accrued expenses	$(146)	$16,984	$—
Accrued interest payable	$—	$11,305	$—
Other liabilities	$(3,204)	$117,299	$—
Security deposits	$—	$10,965	$—
Issuance of Common Shares	$—	$1,929,868	$—
Noncontrolling Interests – Partially Owned Properties	$—	$28,263	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(52,717)	$(45,533)	$(21,661)
Investments in unconsolidated entities	$(65)	$(1,788)	$(848)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(6,318)	$(13,656)	$(5,291)
Other liabilities	$(9,450)	$(52,815)	$—
Consolidation of previously unconsolidated properties:
Investment in real estate, net	$(64,319)	$—	$—
Investments in unconsolidated entities	$(847)	$—	$—
Accounts payable and accrued expenses	$1,987	$—	$—
Other liabilities	$18,383	$—	$—

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
SUPPLEMENTAL INFORMATION (continued):
(Payments on) settlement of derivative instruments:
Other assets	$6,623	$(50)	$—
Other liabilities	$(7,381)	$(44,013)	$—
Other:
Receivable on sale of Common Shares	$—	$—	$28,457
Foreign currency translation adjustments	$552	$(613)	$—

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Year Ended December 31,
SHAREHOLDERS’ EQUITY	2014	2013	2012

PREFERRED SHARES
Balance, beginning of year	$50,000	$50,000	$200,000
Redemption of 6.48% Series N Cumulative Redeemable	—	—	(150,000)
Balance, end of year	$50,000	$50,000	$50,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,605	$3,251	$2,975
Conversion of OP Units into Common Shares	1	1	7
Issuance of Common Shares	—	345	250
Exercise of share options	21	5	16
Employee Share Purchase Plan (ESPP)	—	1	1
Share-based employee compensation expense:
Restricted shares	2	2	2
Balance, end of year	$3,629	$3,605	$3,251

PAID IN CAPITAL
Balance, beginning of year	$8,561,500	$6,542,355	$5,047,186
Common Share Issuance:
Conversion of OP Units into Common Shares	2,364	1,698	18,922
Issuance of Common Shares	—	1,929,523	1,388,333
Exercise of share options	82,552	17,247	49,023
Employee Share Purchase Plan (ESPP)	3,392	3,400	5,398
Share-based employee compensation expense:
Restricted shares	9,902	13,262	8,934
Share options	7,349	10,514	11,752
ESPP discount	859	632	965
Common Shares repurchased and retired	(1,777)	—	—
Offering costs	(41)	(1,047)	(39,359)
Premium on redemption of Preferred Shares – original issuance costs	—	—	5,129
Supplemental Executive Retirement Plan (SERP)	7,374	(422)	282
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,308)	—	1,293
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(139,818)	79,667	38,734
Adjustment for Noncontrolling Interests ownership in Operating Partnership	4,992	(35,329)	5,763
Balance, end of year	$8,536,340	$8,561,500	$6,542,355

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)

	Year Ended December 31,
SHAREHOLDERS’ EQUITY (continued)	2014	2013	2012

RETAINED EARNINGS
Balance, beginning of year	$2,047,258	$887,355	$615,572
Net income attributable to controlling interests	631,308	1,830,613	841,719
Common Share distributions	(723,782)	(666,565)	(554,429)
Preferred Share distributions	(4,145)	(4,145)	(10,355)
Premium on redemption of Preferred Shares – cash charge	—	—	(23)
Premium on redemption of Preferred Shares – original issuance costs	—	—	(5,129)
Balance, end of year	$1,950,639	$2,047,258	$887,355

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(155,162)	$(193,148)	$(196,718)
Accumulated other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the year	(33,306)	18,771	(11,772)
Losses reclassified into earnings from other comprehensive income	16,868	20,141	14,678
Accumulated other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	—	583	664
(Gains) realized during the year	—	(2,122)	—
Accumulated other comprehensive (loss) income – foreign currency:
Currency translation adjustments arising during the year	(552)	613	—
Balance, end of year	$(172,152)	$(155,162)	$(193,148)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$211,412	$159,606	$119,536
Issuance of OP Units to Noncontrolling Interests	—	—	66,606
Issuance of restricted units to Noncontrolling Interests	3	5	5
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(2,365)	(1,699)	(18,929)
Equity compensation associated with Noncontrolling Interests	11,969	13,609	5,307
Net income attributable to Noncontrolling Interests	24,831	75,278	38,641
Distributions to Noncontrolling Interests	(28,676)	(26,277)	(25,095)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	2,229	(44,439)	(20,702)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(4,992)	35,329	(5,763)
Balance, end of year	$214,411	$211,412	$159,606

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$126,583	$77,688	$74,306
Net income (loss) attributable to Noncontrolling Interests	2,544	(538)	844
Contributions by Noncontrolling Interests	5,684	27,660	8,221
Distributions to Noncontrolling Interests	(7,827)	(6,490)	(5,131)
Acquisition of Archstone	—	28,263	—
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,244)	—	(1,306)
Other	169	—	754
Balance, end of year	$124,909	$126,583	$77,688

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2014	December 31, 2013
ASSETS
Investment in real estate
Land	$6,295,404	$6,192,512
Depreciable property	19,851,504	19,226,047
Projects under development	1,343,919	988,867
Land held for development	184,556	393,522
Investment in real estate	27,675,383	26,800,948
Accumulated depreciation	(5,432,805)	(4,807,709)
Investment in real estate, net	22,242,578	21,993,239
Cash and cash equivalents	40,080	53,534
Investments in unconsolidated entities	105,434	178,526
Deposits – restricted	72,303	103,567
Escrow deposits – mortgage	48,085	42,636
Deferred financing costs, net	58,380	58,486
Other assets	383,754	404,557
Total assets	$22,950,614	$22,834,545

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$5,086,515	$5,174,166
Notes, net	5,425,346	5,477,088
Lines of credit	333,000	115,000
Accounts payable and accrued expenses	153,590	118,791
Accrued interest payable	89,540	78,309
Other liabilities	389,915	347,748
Security deposits	75,633	71,592
Distributions payable	188,566	243,511
Total liabilities	11,742,105	11,626,205

Commitments and contingencies

Redeemable Limited Partners	500,733	363,144
Capital:
Partners' Capital:
Preference Units	50,000	50,000
General Partner	10,490,608	10,612,363
Limited Partners	214,411	211,412
Accumulated other comprehensive (loss)	(172,152)	(155,162)
Total partners' capital	10,582,867	10,718,613
Noncontrolling Interests – Partially Owned Properties	124,909	126,583
Total capital	10,707,776	10,845,196
Total liabilities and capital	$22,950,614	$22,834,545

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2014	2013	2012
REVENUES
Rental income	$2,605,311	$2,378,004	$1,737,929
Fee and asset management	9,437	9,698	9,573
Total revenues	2,614,748	2,387,702	1,747,502

EXPENSES
Property and maintenance	473,098	449,427	332,219
Real estate taxes and insurance	325,401	293,999	206,723
Property management	79,636	84,342	81,902
Fee and asset management	5,429	6,460	4,663
Depreciation	758,861	978,973	560,669
General and administrative	50,948	62,179	47,233
Total expenses	1,693,373	1,875,380	1,233,409

Operating income	921,375	512,322	514,093

Interest and other income	4,462	5,283	151,060
Other expenses	(9,073)	(29,630)	(27,796)
Interest:
Expense incurred, net	(457,191)	(586,854)	(455,236)
Amortization of deferred financing costs	(11,088)	(22,197)	(21,295)
Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of real estate properties and land parcels and discontinued operations	448,485	(121,076)	160,826
Income and other tax (expense) benefit	(1,394)	(1,169)	(514)
(Loss) from investments in unconsolidated entities	(7,952)	(58,156)	(14)
Net gain on sales of real estate properties	212,685	—	—
Net gain on sales of land parcels	5,277	12,227	—
Income (loss) from continuing operations	657,101	(168,174)	160,298
Discontinued operations, net	1,582	2,073,527	720,906
Net income	658,683	1,905,353	881,204
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,544)	538	(844)
Net income attributable to controlling interests	$656,139	$1,905,891	$880,360

ALLOCATION OF NET INCOME:
Preference Units	$4,145	$4,145	$10,355
Premium on redemption of Preference Units	$—	$—	$5,152

General Partner	$627,163	$1,826,468	$826,212
Limited Partners	24,831	75,278	38,641
Net income available to Units	$651,994	$1,901,746	$864,853

Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$1.73	$(0.47)	$0.45
Net income available to Units	$1.74	$5.16	$2.73
Weighted average Units outstanding	374,899	368,038	316,554

Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$1.72	$(0.47)	$0.45
Net income available to Units	$1.73	$5.16	$2.70
Weighted average Units outstanding	377,735	368,038	319,766

Distributions declared per Unit outstanding	$2.00	$1.85	$1.78

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2014	2013	2012
Comprehensive income:
Net income	$658,683	$1,905,353	$881,204
Other comprehensive (loss) income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the year	(33,306)	18,771	(11,772)
Losses reclassified into earnings from other comprehensive income	16,868	20,141	14,678
Other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	—	583	664
(Gains) realized during the year	—	(2,122)	—
Other comprehensive (loss) income – foreign currency:
Currency translation adjustments arising during the year	(552)	613	—
Other comprehensive (loss) income	(16,990)	37,986	3,570
Comprehensive income	641,693	1,943,339	884,774
Comprehensive (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,544)	538	(844)
Comprehensive income attributable to controlling interests	$639,149	$1,943,877	$883,930

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$658,683	$1,905,353	$881,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	758,861	1,013,353	684,992
Amortization of deferred financing costs	11,088	22,425	21,435
Amortization of above/below market leases	3,222	898	—
Amortization of discounts and premiums on debt	(13,520)	(156,439)	(8,181)
Amortization of deferred settlements on derivative instruments	16,334	19,607	14,144
Write-off of pursuit costs	3,607	5,184	9,056
Loss from investments in unconsolidated entities	7,952	58,156	14
Distributions from unconsolidated entities – return on capital	5,570	2,481	575
Net (gain) on sales of investment securities	(57)	(4,203)	—
Net (gain) on sales of real estate properties	(212,685)	—	—
Net (gain) on sales of land parcels	(5,277)	(12,227)	—
Net (gain) on sales of discontinued operations	(179)	(2,036,505)	(548,278)
Unrealized (gain) loss on derivative instruments	(60)	70	(1)
Compensation paid with Company Common Shares	27,543	35,474	24,832
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(1,740)	3,684	(4,091)
Decrease in mortgage deposits	1,452	1,813	176
Decrease (increase) in other assets	21,773	3,742	(20,411)
Increase (decrease) in accounts payable and accrued expenses	17,797	6,229	(2,102)
Increase (decrease) in accrued interest payable	11,231	(9,219)	(11,898)
Increase in other liabilities	8,437	15,401	2,987
Increase (decrease) in security deposits	4,041	(6,361)	1,702
Net cash provided by operating activities	1,324,073	868,916	1,046,155

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	—	(4,000,875)	—
Investment in real estate – acquisitions	(469,989)	(108,308)	(843,976)
Investment in real estate – development/other	(530,387)	(377,442)	(180,409)
Capital expenditures to real estate	(185,957)	(135,816)	(152,828)
Non-real estate capital additions	(5,286)	(4,134)	(8,821)
Interest capitalized for real estate and unconsolidated entities under development	(52,782)	(47,321)	(22,509)
Proceeds from disposition of real estate, net	522,647	4,551,454	1,049,219
Investments in unconsolidated entities	(15,768)	(66,471)	(5,291)
Distributions from unconsolidated entities – return of capital	103,793	25,471	—
Proceeds from sale of investment securities	57	4,878	—
Decrease (increase) in deposits on real estate acquisitions and investments, net	33,004	143,694	(97,984)
Decrease in mortgage deposits	798	7,893	1,444
Consolidation of previously unconsolidated properties	(44,796)	—	—
Net cash (used for) investing activities	(644,666)	(6,977)	(261,155)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(10,982)	$(16,526)	$(21,209)
Mortgage deposits	(7,699)	(5,631)	(57)
Mortgage notes payable:
Proceeds	—	902,886	26,495
Restricted cash	—	—	2,370
Lump sum payoffs	(88,788)	(2,532,682)	(350,247)
Scheduled principal repayments	(11,869)	(12,658)	(14,088)
Notes, net:
Proceeds	1,194,277	1,245,550	—
Lump sum payoffs	(1,250,000)	(400,000)	(975,991)
Lines of credit:
Proceeds	7,167,000	9,832,000	5,876,000
Repayments	(6,949,000)	(9,717,000)	(5,876,000)
(Payments on) settlement of derivative instruments	(758)	(44,063)	—
Proceeds from sale of OP Units	—	—	1,417,040
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	3,392	3,401	5,399
Proceeds from exercise of EQR options	82,573	17,252	49,039
OP units repurchased and retired	(1,777)	—	—
Redemption of Preference Units	—	—	(150,000)
Premium on redemption of Preference Units	—	—	(23)
Payment of offering costs	(41)	(1,047)	(39,359)
Other financing activities, net	(49)	(48)	(48)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(5,501)	—	(13)
Contributions – Noncontrolling Interests – Partially Owned Properties	5,684	27,660	8,221
Contributions – Limited Partners	3	5	5
Distributions:
OP Units – General Partner	(776,659)	(681,610)	(473,451)
Preference Units	(4,145)	(4,145)	(13,416)
OP Units – Limited Partners	(30,744)	(27,897)	(21,915)
Noncontrolling Interests – Partially Owned Properties	(7,778)	(6,442)	(5,083)
Net cash (used for) financing activities	(692,861)	(1,420,995)	(556,331)
Net (decrease) increase in cash and cash equivalents	(13,454)	(559,056)	228,669
Cash and cash equivalents, beginning of year	53,534	612,590	383,921
Cash and cash equivalents, end of year	$40,080	$53,534	$612,590
See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$443,125	$722,963	$464,785
Net cash paid for income and other taxes	$1,517	$1,152	$673
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$28,910	$—	$137,644
Valuation of OP Units issued	$—	$—	$66,606
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(152)	$—
Deferred financing costs, net	$11,088	$22,577	$21,435
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(15,904)	$(158,625)	$(10,333)
Notes, net	$2,384	$2,186	$2,152
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(534)	$(534)	$(534)
Accumulated other comprehensive income	$16,868	$20,141	$14,678
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$4,610	$53,066	$14
Other liabilities	$3,342	$5,090	$—
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$5,360	$2,448	$575
Other liabilities	$210	$33	$—
Unrealized (gain) loss on derivative instruments:
Other assets	$10,160	$(17,139)	$7,448
Mortgage notes payable	$—	$—	$(2,589)
Notes, net	$1,597	$(1,523)	$(4,860)
Other liabilities	$21,489	$(39)	$11,772
Accumulated other comprehensive income	$(33,306)	$18,771	$(11,772)
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$39,929	$(8,687,355)	$—
Investments in unconsolidated entities	$(33,993)	$(225,568)	$—
Deposits – restricted	$—	$(528)	$—
Escrow deposits – mortgage	$—	$(37,582)	$—
Deferred financing costs, net	$—	$(25,780)	$—
Other assets	$(2,586)	$(215,622)	$—
Mortgage notes payable	$—	$3,076,876	$—
Accounts payable and accrued expenses	$(146)	$16,984	$—
Accrued interest payable	$—	$11,305	$—
Other liabilities	$(3,204)	$117,299	$—
Security deposits	$—	$10,965	$—
Issuance of OP Units	$—	$1,929,868	$—
Noncontrolling Interests – Partially Owned Properties	$—	$28,263	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(52,717)	$(45,533)	$(21,661)
Investments in unconsolidated entities	$(65)	$(1,788)	$(848)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(6,318)	$(13,656)	$(5,291)
Other liabilities	$(9,450)	$(52,815)	$—
Consolidation of previously unconsolidated properties:
Investment in real estate, net	$(64,319)	$—	$—
Investments in unconsolidated entities	$(847)	$—	$—
Accounts payable and accrued expenses	$1,987	$—	$—
Other liabilities	$18,383	$—	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2014	2013	2012
SUPPLEMENTAL INFORMATION (continued):
(Payments on) settlement of derivative instruments:
Other assets	$6,623	$(50)	$—
Other liabilities	$(7,381)	$(44,013)	$—
Other:
Receivable on sale of OP Units	$—	$—	$28,457
Foreign currency translation adjustments	$552	$(613)	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Amounts in thousands)

	Year Ended December 31,
PARTNERS' CAPITAL	2014	2013	2012

PREFERENCE UNITS
Balance, beginning of year	$50,000	$50,000	$200,000
Redemption of 6.48% Series N Cumulative Redeemable	—	—	(150,000)
Balance, end of year	$50,000	$50,000	$50,000

GENERAL PARTNER
Balance, beginning of year	$10,612,363	$7,432,961	$5,665,733
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	2,365	1,699	18,929
Issuance of OP Units	—	1,929,868	1,388,583
Exercise of EQR share options	82,573	17,252	49,039
EQR's Employee Share Purchase Plan (ESPP)	3,392	3,401	5,399
Share-based employee compensation expense:
EQR restricted shares	9,904	13,264	8,936
EQR share options	7,349	10,514	11,752
EQR ESPP discount	859	632	965
OP Units repurchased and retired	(1,777)	—	—
Offering costs	(41)	(1,047)	(39,359)
Premium on redemption of Preference Units – original issuance costs	—	—	5,129
Net income available to Units – General Partner	627,163	1,826,468	826,212
OP Units – General Partner distributions	(723,782)	(666,565)	(554,429)
Supplemental Executive Retirement Plan (SERP)	7,374	(422)	282
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,308)	—	1,293
Change in market value of Redeemable Limited Partners	(139,818)	79,667	38,734
Adjustment for Limited Partners ownership in Operating Partnership	4,992	(35,329)	5,763
Balance, end of year	$10,490,608	$10,612,363	$7,432,961

LIMITED PARTNERS
Balance, beginning of year	$211,412	$159,606	$119,536
Issuance of OP Units to Limited Partners	—	—	66,606
Issuance of restricted units to Limited Partners	3	5	5
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(2,365)	(1,699)	(18,929)
Equity compensation associated with Units – Limited Partners	11,969	13,609	5,307
Net income available to Units – Limited Partners	24,831	75,278	38,641
Units – Limited Partners distributions	(28,676)	(26,277)	(25,095)
Change in carrying value of Redeemable Limited Partners	2,229	(44,439)	(20,702)
Adjustment for Limited Partners ownership in Operating Partnership	(4,992)	35,329	(5,763)
Balance, end of year	$214,411	$211,412	$159,606

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)

	Year Ended December 31,
PARTNERS' CAPITAL (continued)	2014	2013	2012

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(155,162)	$(193,148)	$(196,718)
Accumulated other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the year	(33,306)	18,771	(11,772)
Losses reclassified into earnings from other comprehensive income	16,868	20,141	14,678
Accumulated other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	—	583	664
(Gains) realized during the year	—	(2,122)	—
Accumulated other comprehensive (loss) income – foreign currency:
Currency translation adjustments arising during the year	(552)	613	—
Balance, end of year	$(172,152)	$(155,162)	$(193,148)

NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$126,583	$77,688	$74,306
Net income (loss) attributable to Noncontrolling Interests	2,544	(538)	844
Contributions by Noncontrolling Interests	5,684	27,660	8,221
Distributions to Noncontrolling Interests	(7,827)	(6,490)	(5,131)
Acquisition of Archstone	—	28,263	—
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,244)	—	(1,306)
Other	169	—	754
Balance, end of year	$124,909	$126,583	$77,688

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
EQR is the general partner of, and as of December 31, 2014 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of December 31, 2014, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 391 properties located in 12 states and the District of Columbia consisting of 109,225 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	364	98,287
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,771
Partially Owned Properties – Unconsolidated	3	1,281
Military Housing	2	5,033
	391	109,225
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

2.	Summary of Significant Accounting Policies
Basis of Presentation
Due to the Company’s ability as general partner to control either through ownership or by contract the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary has been consolidated with the Company for financial reporting purposes, except for three unconsolidated operating properties and our military housing properties.

Real Estate Assets and Depreciation of Investment in Real Estate

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
During the years ended December 31, 2014, 2013 and 2012, the Company capitalized $22.4 million, $16.5 million and $14.3 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.
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
Investment Securities
Investment securities are included in other assets in the consolidated balance sheets. These securities are classified as held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Otherwise, the securities are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included in accumulated other comprehensive (loss), a separate component of shareholders’ equity/partners' capital. As of December 31, 2014 and 2013, the Company did not hold any investment securities.
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain the Company’s lines of credit and long-term financings. These costs are amortized over the terms of the related debt. Unamortized financing costs are written off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $37.7 million and $33.4 million at December 31, 2014 and 2013, respectively.
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
Share-Based Compensation
The Company expenses share-based compensation such as restricted shares, restricted units and share options. Any common share of beneficial interest, $0.01 par value per share (the "Common Shares") issued pursuant to EQR's incentive equity compensation and employee share purchase plans will result in ERPOP issuing units of limited partnership interest ("OP Units") to EQR on a one-for-one basis, with ERPOP receiving the net cash proceeds of such issuances.
The fair value of the option grants are recognized over the requisite service/vesting period of the options. The fair value for the Company's share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the primary grant in each year having the following weighted average assumptions:

	2014	2013	2012
Expected volatility (1)	27.0%	26.9%	27.4%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	3.78%	4.12%	4.35%
Risk-free interest rate (4)	1.50%	0.84%	0.71%
Option valuation per share	$9.12	$7.90	$8.54

(1)	Expected volatility – Estimated based on the historical ten-year volatility of EQR’s share price measured on a monthly basis.

(2)	Expected life – Approximates the actual weighted average life of all share options granted since the Company went public in 1993.

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
Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of December 31, 2014, the Company has recorded a deferred tax asset of approximately $46.7 million, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.
The Company provided for income, franchise and excise taxes allocated as follows in the consolidated statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Income and other tax expense (benefit) (1)	$1,394	$1,169	$514
Discontinued operations, net (2)	8	449	34
Provision for income, franchise and excise taxes (3)	$1,402	$1,618	$548

(1)	Primarily includes state and local income, excise and franchise taxes.

(2)
Primarily represents state and local income, excise and franchise taxes on operating properties sold prior to January 1, 2014 and included in discontinued operations. The amounts included in discontinued operations for the year ending December 31, 2014 represent trailing activity for properties sold in 2013 and prior years. None of the properties sold during the year ended December 31, 2014 met the new criteria for reporting discontinued operations.

(3)	All provisions for income tax amounts are current and none are deferred.
The Company’s TRSs have approximately $35.1 million of net operating loss ("NOL") carryforwards available as of January 1, 2015 that will expire between 2029 and 2032.
During the years ended December 31, 2014, 2013 and 2012, the Company’s tax treatment of dividends and distributions were as follows:

	Year Ended December 31,
	2014	2013	2012
Tax treatment of dividends and distributions:
Ordinary dividends	$1.475	$0.662	$1.375
Qualified dividends	0.088	0.050	—
Long-term capital gain	0.280	0.870	0.253
Unrecaptured section 1250 gain	0.157	0.268	0.152
Dividends and distributions declared per
Common Share/Unit outstanding	$2.000	$1.850	$1.780

The cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2014 and 2013 was approximately $16.7 billion and $15.2 billion, respectively.

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
Other

The Company is the controlling partner in various consolidated partnerships owning 19 properties and 3,771 apartment units and various completed and uncompleted development properties having a noncontrolling interest book value of $124.9 million at December 31, 2014. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $10.9 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of December 31, 2014, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $62.9 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2014 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

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

In April 2014, the Financial Accounting Standards Board (the "FASB") issued new guidance for reporting discontinued operations. Only disposals representing a strategic shift in operations that has a major effect on a company’s operations and financial results will be presented as discontinued operations. Companies will be required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the discontinued operations. Companies will also be required to disclose the pre-tax income attributable to a disposal of a significant part of a company that does not qualify for discontinued operations reporting. Application of this guidance is prospective from the date of adoption and early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued. The new standard is effective January 1, 2015, but the Company early adopted it as allowed effective January 1, 2014. Adoption of this standard resulted in and will likely continue to result in substantially fewer of the Company's dispositions meeting the discontinued operations qualifications. See Note 11 for further discussion.

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

In February 2015, the FASB issued new consolidation guidance which makes changes to both the variable interest model and the voting model. Among other changes, the new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate. The new standard will be effective for the Company beginning on January 1, 2016 and early adoption is permitted, including adoption in an interim period. The new standard must be applied using a modified retrospective approach by recording a cumulative-effect adjustment to equity/capital as of the beginning of the period of adoption or retrospectively to each period presented. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential
The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units (formerly known as Long-Term Incentive Plan ("LTIP") Units)) for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
Common Shares
Common Shares outstanding at January 1,	360,479,260	325,054,654	297,508,185
Common Shares Issued:
Conversion of OP Units	94,671	67,939	675,817
Issuance of Common Shares	—	34,468,085	25,023,919
Exercise of share options	2,086,380	586,017	1,608,427
Employee Share Purchase Plan (ESPP)	68,807	73,468	110,054
Restricted share grants, net	169,722	229,097	128,252
Common Shares Other:
Conversion of restricted shares to restricted units	(12,146)	—	—
Repurchased and retired	(31,240)	—	—
Common Shares outstanding at December 31,	362,855,454	360,479,260	325,054,654
Units
Units outstanding at January 1,	14,180,376	13,968,758	13,492,543
Restricted units, net	200,840	279,557	70,235
OP Units issued through acquisitions	—	—	1,081,797
Conversion of restricted shares to restricted units	12,146	—	—
Conversion of OP Units to Common Shares	(94,671)	(67,939)	(675,817)
Units outstanding at December 31,	14,298,691	14,180,376	13,968,758
Total Common Shares and Units outstanding at December 31,	377,154,145	374,659,636	339,023,412
Units Ownership Interest in Operating Partnership	3.8%	3.8%	4.1%
OP Units Issued:
Acquisitions – per unit	—	—	$61.57
Acquisitions – valuation	—	—	$66.6 million

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units, are collectively referred to as the “Noncontrolling Interests – Operating Partnership”. Subject to certain exceptions (including the “book-up” requirements of restricted units), the Noncontrolling Interests – Operating Partnership may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Noncontrolling Interests – Operating Partnership (including redeemable interests) is allocated based on the number of Noncontrolling Interests – Operating Partnership Units in total in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total plus the number of Common Shares. Net income is allocated to the Noncontrolling Interests – Operating Partnership based on the weighted average ownership percentage during the period.
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
The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at December 31, 2014 and 2013.
The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2014, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $500.7 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.
The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the years ended December 31, 2014, 2013 and 2012, respectively (amounts in thousands):

	2014	2013	2012
Balance at January 1,	$363,144	$398,372	$416,404
Change in market value	139,818	(79,667)	(38,734)
Change in carrying value	(2,229)	44,439	20,702
Balance at December 31,	$500,733	$363,144	$398,372
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
The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2014 and 2013:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	December 31, 2014	December 31, 2013
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 1,000,000 shares issued and outstanding at December 31, 2014 and December 31, 2013	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

(1)
On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.
Capital and Redeemable Limited Partners of ERP Operating Limited Partnership
The following tables present the changes in the Operating Partnership's issued and outstanding Units and in the limited partners' Units for the years ended December 31, 2014, 2013 and 2012:

	2014	2013	2012
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	374,659,636	339,023,412	311,000,728
Issued to General Partner:
Issuance of OP Units	—	34,468,085	25,023,919
Exercise of EQR share options	2,086,380	586,017	1,608,427
EQR's Employee Share Purchase Plan (ESPP)	68,807	73,468	110,054
EQR's restricted share grants, net	169,722	229,097	128,252
Issued to Limited Partners:
Restricted units, net	200,840	279,557	70,235
OP Units issued through acquisitions	—	—	1,081,797
OP Units Other:
Repurchased and retired	(31,240)	—	—
General and Limited Partner Units outstanding at December 31,	377,154,145	374,659,636	339,023,412
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,180,376	13,968,758	13,492,543
Limited Partner restricted units, net	200,840	279,557	70,235
Limited Partner OP Units issued through acquisitions	—	—	1,081,797
Conversion of EQR restricted shares to restricted units	12,146	—	—
Conversion of Limited Partner OP Units to EQR Common Shares	(94,671)	(67,939)	(675,817)
Limited Partner Units outstanding at December 31,	14,298,691	14,180,376	13,968,758
Limited Partner Units Ownership Interest in Operating Partnership	3.8%	3.8%	4.1%
Limited Partner OP Units Issued:
Acquisitions – per unit	—	—	$61.57
Acquisitions – valuation	—	—	$66.6 million

The Limited Partners of the Operating Partnership as of December 31, 2014 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units. Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at December 31, 2014 and 2013.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2014, the Redeemable Limited Partner Units have a redemption value of approximately $500.7 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the changes in the redemption value of the Redeemable Limited Partners for the years ended December 31, 2014, 2013 and 2012, respectively (amounts in thousands):

	2014	2013	2012
Balance at January 1,	$363,144	$398,372	$416,404
Change in market value	139,818	(79,667)	(38,734)
Change in carrying value	(2,229)	44,439	20,702
Balance at December 31,	$500,733	$363,144	$398,372
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
The following table presents the Operating Partnership's issued and outstanding “Preference Units” as of December 31, 2014 and 2013:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	December 31, 2014	December 31, 2013
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 1,000,000 units issued and outstanding at December 31, 2014 and December 31, 2013	12/10/26	$4.145	$50,000	$50,000
			$50,000	$50,000

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
Other
EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC on July 30, 2013 and expires on July 30, 2016. In July 2013, the Board of Trustees also approved an increase to the amount of shares which may be offered under the ATM (see definition below) program to 13.0 million Common Shares and extended the program maturity to July 2016. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

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

Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million Common Shares. Considering the repurchase activity for the year ended December 31, 2014 (see discussion below), EQR has remaining authorization to repurchase an additional 12,968,760 of its shares as of December 31, 2014.

During the year ended December 31, 2014, EQR repurchased 31,240 of its Common Shares at an average price of $56.87 per share for total consideration of $1.8 million. These shares were retired subsequent to the repurchases. Concurrent with these transactions, ERPOP repurchased and retired 31,240 OP Units previously issued to EQR. All of the shares repurchased during the year ended December 31, 2014 were repurchased from employees at the then current market prices to cover the minimum statutory tax withholding obligations related to the vesting of employees' restricted shares. No shares were repurchased during the years ended December 31, 2013 and 2012.

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

During the year ended December 31, 2014, the Company acquired all of its partners' interests in one consolidated partially owned property consisting of 268 apartment units and one consolidated partially owned land parcel for $5.5 million. In conjunction with these transactions, the Company reduced paid in capital (included in general partner's capital in the Operating Partnership's financial statements) by $2.3 million, Noncontrolling Interests – Partially Owned Properties by $2.2 million and other liabilities by $1.0 million.

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

During the year ended December 31, 2014, the Operating Partnership issued the 3.00% Series P Cumulative Redeemable

Preference Units with a liquidation value of approximately $18.4 million in conjunction with the buyout of its partner's 95% interest in a previously unconsolidated development property. The Series P Preference Units are classified as a liability due in part to the fact that the holder can put the units back to the Operating Partnership for cash. Dividends are paid quarterly on the Series P Preference Units. See Note 4 for further discussion of the buyout.

See Note 6 for a discussion of the Noncontrolling Interests assumed in conjunction with the acquisition of Archstone.

4.	Real Estate and Lease Intangibles
The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2014 and 2013 (amounts in thousands):

	2014	2013
Land	$6,295,404	$6,192,512
Depreciable property:
Buildings and improvements	17,974,337	17,509,609
Furniture, fixtures and equipment	1,365,276	1,214,220
In-Place lease intangibles	511,891	502,218
Projects under development:
Land	466,764	353,574
Construction-in-progress	877,155	635,293
Land held for development:
Land	145,366	341,389
Construction-in-progress	39,190	52,133
Investment in real estate	27,675,383	26,800,948
Accumulated depreciation	(5,432,805)	(4,807,709)
Investment in real estate, net	$22,242,578	$21,993,239

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of December 31, 2014 and 2013 (amounts in thousands):

Description	Balance Sheet Location	2014	2013
Assets
Ground lease intangibles – below market	Other Assets	$178,251	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		179,511	179,511
Accumulated amortization		(8,913)	(4,364)
Lease intangible assets, net		$170,598	$175,147

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,500
Lease intangible liabilities		7,670	7,900
Accumulated amortization		(2,258)	(1,161)
Lease intangible liabilities, net		$5,412	$6,739

During the years ended December 31, 2014 and 2013, the Company amortized approximately $4.3 million and $3.6 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $1.1 million and $2.7 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The weighted average amortization period for above and below market ground lease intangibles and retail lease intangibles is 49.8 years and 2.8 years, respectively.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	2015	2016	2017	2018	2019

Ground lease intangibles	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(939)	(896)	(540)	(71)	(71)
Total	$3,382	$3,425	$3,781	$4,250	$4,250

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

As of December 31, 2014, the Company has incurred cumulative Archstone-related expenses of approximately $99.0 million, of which approximately $13.5 million of this total was financing-related and approximately $85.5 million was merger costs. During the year ended December 31, 2014, the Company expensed nominal amounts of direct merger costs. During the years ended December 31, 2013 and 2012, the Company expensed $19.9 million and $5.6 million, respectively, of direct merger costs primarily related to investment banking and legal/accounting fees, which were included in other expenses in the accompanying consolidated statements of operations and comprehensive income. During the years ended December 31, 2014 and 2013, the Company also expensed $4.3 million and $54.0 million, respectively, of indirect merger costs primarily related to severance and retention obligations, office leases and German operations/sales that were incurred through our 60% interest in unconsolidated joint ventures with AVB, which were included in (loss) from investments in unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income. Finally, during the years ended December 31, 2013 and 2012, the Company expensed $2.5 million and $8.4 million, respectively, of financing-related costs, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive income.

Unaudited Pro Forma Financial Information

Equity Residential

The following table illustrates the effect on net income, earnings per share – basic and earnings per share – diluted as if the Company had consummated the Archstone Acquisition as of January 1, 2012 (amounts in thousands, except per share amounts):

	Year Ended December 31,
	2013	2012

Total revenues	$2,485,438	$2,317,699
Income (loss) from continuing operations (1)	203,286	(54,940)
Discontinued operations, net	2,074,072	720,361
Net income	2,277,358	665,421
Net income available to Common Shares	2,183,756	622,424
Earnings per share - basic:
Net income available to Common Shares	$6.07	$1.74
Weighted average Common Shares outstanding (2)	359,688	356,984
Earnings per share - diluted (1):
Net income available to Common Shares	$6.05	$1.74
Weighted average Common Shares outstanding (2)	375,861	356,984

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

ERP Operating Limited Partnership

The following table illustrates the effect on net income, earnings per Unit – basic and earnings per Unit – diluted as if the Operating Partnership had consummated the Archstone Acquisition as of January 1, 2012 (amounts in thousands, except per Unit amounts):

	Year Ended December 31,
	2013	2012

Total revenues	$2,485,438	$2,317,699
Income (loss) from continuing operations (1)	203,286	(54,940)
Discontinued operations, net	2,074,072	720,361
Net income	2,277,358	665,421
Net income available to Units	2,273,798	651,548
Earnings per Unit - basic:
Net income available to Units	$6.07	$1.74
Weighted average Units outstanding (2)	373,421	370,837
Earnings per Unit - diluted (1):
Net income available to Units	$6.05	$1.74
Weighted average Units outstanding (2)	375,861	370,837

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

For the years ended December 2013 and 2012, acquisition costs of $19.9 million and $5.6 million, respectively, and severance/retention and other costs of $54.1 million and none, respectively, related to the Archstone Acquisition are not expected to have a continuing impact on the Company's financial results and therefore have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies or lower borrowing costs that the Company has or may achieve as a result of the acquisition or any strategies that management has or may consider in order to more efficiently manage the Company's operations, nor do they give pro forma effect to any other acquisitions, dispositions or capital markets transactions (excluding the equity offering in November/December 2012 which proceeds were used for the Archstone Acquisition) that the Company completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the Archstone Acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Other

During the year ended December 31, 2014, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	6	1,353	$469,850
Land Parcels (two)	—	—	28,790
Total	6	1,353	$498,640

The Company also acquired the 95% equity interest it did not previously own in one unconsolidated development project with an anticipated stabilized real estate value of $87.5 million at completion and an adjusted purchase price of $64.2 million. The Company paid cash of approximately $44.8 million and issued the Series P Preference Units with a liquidation value of approximately $18.4 million to complete the buyout (see Note 3). The Company recognized a revaluation loss of approximately $3.5 million, which is included in loss from investments in unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income, in conjunction with this buyout.

In addition to the Archstone Acquisition described above, during the year ended December 31, 2013, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	1	322	$91,500
Land Parcel (one)	—	—	16,500
Total	1	322	$108,000

During the year ended December 31, 2014, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Consolidated:
Rental Properties	10	3,092	$466,968
Land Parcels (three)	—	—	62,602
Unconsolidated:
Rental Properties (1)	1	388	62,500
Total	11	3,480	$592,070

(1) The Company owned an 85% interest in this unconsolidated rental property. Sale price listed is the gross sale price.

The Company recognized a net gain on sales of real estate properties of approximately $212.7 million, a net gain on sales of unconsolidated entities of approximately $4.9 million (included in loss from investments in unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income) and a net gain on sales of land parcels of approximately $5.3 million on the above sales.

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

5.	Commitments to Acquire/Dispose of Real Estate
The Company has entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	1	202	$131,250
Land Parcels (four)	—	—	31,100
Total	1	202	$162,350
In addition to the properties that were subsequently disposed of as discussed in Note 18, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties (1)	1	150	$169,800
Total	1	150	$169,800

(1) Includes a 193,230 square foot office building under contract to be sold for approximately $123.3 million which is adjacent to our Longfellow Place property located in Boston and acquired in 1999.

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities
The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of December 31, 2014 (amounts in thousands except for project and apartment unit amounts):

	Consolidated			Unconsolidated
	Development Projects			Development Projects
	Held for and/or Under Development	Operating	Total	Completed, Not Stabilized (3)	Operating	Total

Total projects (1)	—	19	19	1	2	3

Total apartment units (1)	—	3,771	3,771	444	837	1,281

Balance sheet information at 12/31/14 (at 100%):
ASSETS
Investment in real estate	$340,740	$682,374	$1,023,114	$155,376	$134,669	$290,045
Accumulated depreciation	—	(194,481)	(194,481)	(6,921)	(11,391)	(18,312)
Investment in real estate, net	340,740	487,893	828,633	148,455	123,278	271,733
Cash and cash equivalents	—	19,338	19,338	2,684	3,172	5,856
Investments in unconsolidated entities	—	51,979	51,979	—	—	—
Deposits – restricted	22,706	300	23,006	—	214	214
Deferred financing costs, net	—	2,141	2,141	—	8	8
Other assets	6,658	26,609	33,267	529	691	1,220
Total assets	$370,104	$588,260	$958,364	$151,668	$127,363	$279,031

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable (2)	$—	$360,479	$360,479	$96,793	$78,628	$175,421
Accounts payable & accrued expenses	13,307	1,611	14,918	769	259	1,028
Accrued interest payable	—	1,283	1,283	464	227	691
Other liabilities	69	885	954	294	671	965
Security deposits	25	1,954	1,979	173	300	473
Total liabilities	13,401	366,212	379,613	98,493	80,085	178,578

Noncontrolling Interests – Partially Owned Properties/Partners' equity	117,350	7,559	124,909	47,223	43,655	90,878
Company equity/General and Limited Partners' Capital	239,353	214,489	453,842	5,952	3,623	9,575
Total equity/capital	356,703	222,048	578,751	53,175	47,278	100,453
Total liabilities and equity/capital	$370,104	$588,260	$958,364	$151,668	$127,363	$279,031

	Consolidated			Unconsolidated
	Development Projects			Development Projects
	Held for and/or Under Development				Operating
				Completed, Not Stabilized (3)
		Operating	Total			Total
Operating information for the year ended 12/31/14 (at 100%):
Operating revenue	$22	$88,157	$88,179	$10,182	$15,160	$25,342
Operating expenses	91	25,674	25,765	3,781	6,818	10,599

Net operating (loss) income	(69)	62,483	62,414	6,401	8,342	14,743
Depreciation	—	21,679	21,679	6,512	5,800	12,312
General and administrative/other	1	116	117	1	209	210

Operating (loss) income	(70)	40,688	40,618	(112)	2,333	2,221
Interest and other income	—	11	11	—	—	—
Other expenses	—	(54)	(54)	—	—	—
Interest:
Expense incurred, net	—	(15,626)	(15,626)	(5,296)	(3,831)	(9,127)
Amortization of deferred financing costs	—	(355)	(355)	—	(2)	(2)

(Loss) income before income and other taxes and (loss) from investments in unconsolidated entities	(70)	24,664	24,594	(5,408)	(1,500)	(6,908)
Income and other tax (expense) benefit	—	(36)	(36)	(7)	—	(7)
(Loss) from investments in unconsolidated entities	—	(1,593)	(1,593)	—	—	—

Net (loss) income	$(70)	$23,035	$22,965	$(5,415)	$(1,500)	$(6,915)

(1)	Project and apartment unit counts exclude all uncompleted development projects until those projects are substantially completed.

(2)	All debt is non-recourse to the Company.

(3)	Projects included here are substantially complete. However, they may still require additional exterior and interior work for all units to be available for leasing.

Note:
The above tables exclude the Company's interests in unconsolidated joint ventures entered into with AVB in connection with the Archstone Transaction. These ventures own certain non-core Archstone assets that are held for sale and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests have an aggregate liquidation value of $74.6 million at December 31, 2014. The ventures are owned 60% by the Company and 40% by AVB.

During the year ended December 31, 2014, the Company and its joint venture partners sold one consolidated partially owned land parcel and recognized a net gain on the sale of approximately $1.1 million as well as one unconsolidated partially owned property consisting of 388 apartment units and recognized a net gain on the sale of approximately $4.9 million.

During the year ended December 31, 2012, the Company and its joint venture partner sold two consolidated partially owned properties consisting of 441 apartment units and recognized a net gain on the sales of approximately $21.3 million.

The Company is the controlling partner in various consolidated partnership properties and development properties having a noncontrolling interest book value of $124.9 million at December 31, 2014. The Company does not have any VIEs.

Archstone Acquisition

On February 27, 2013, in conjunction with the Archstone Acquisition, the Company acquired interests in certain joint ventures. Details of these interests follow by project:

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

Waterton Tenside – This venture was formed to develop and operate a 336 unit apartment property located in Atlanta, Georgia. The Company has a 20% equity interest with an initial basis of $5.1 million. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $30.0 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

On February 27, 2013, in connection with the Archstone Acquisition, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets, such as interests in a four property portfolio of apartment buildings and succeeded to certain residual Archstone liabilities, such as liability for various employment-related matters. The Residual JV is owned 60% by the Company and 40% by AVB and the Company's initial investment was $147.6 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

During the year ended December 31, 2014, the Company closed on the sale of its unconsolidated interest in the German portfolio fund, the German management company and the remaining wholly-owned German real estate assets. With these sales, all German real estate assets that were acquired by the Residual JV as part of the Archstone Acquisition have now been sold. The Company's pro rata share of the proceeds/distributions that have been repatriated to the Residual JV and received by the Company as a result of the German dispositions was approximately $79.6 million during the year ended December 31, 2014 and $98.5 million cumulatively since the closing of the Archstone Acquisition.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the year ended December 31, 2013, the Company purchased with AVB $65.0 million (of which the Company's 60% share was $39.0 million) of the preferred interests assumed by the Legacy JV. At December 31, 2014, the remaining preferred interests have an aggregate liquidation value of $74.6 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

Other

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of December 31, 2014, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $336.9 million, of which Toll Brothers' noncontrolling interest balance totaled $117.4 million.

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

7.	Deposits – Restricted and Escrow Deposits – Mortgage
The following table presents the Company’s restricted deposits as of December 31, 2014 and 2013 (amounts in thousands):

	December 31, 2014	December 31, 2013
Earnest money on pending acquisitions	$580	$4,514
Restricted deposits on real estate investments	24,701	53,771
Resident security and utility deposits	46,516	44,777
Other	506	505
Totals	$72,303	$103,567
The following table presents the Company’s escrow deposits as of December 31, 2014 and 2013 (amounts in thousands):

	December 31, 2014	December 31, 2013
Real estate taxes and insurance	$2,235	$3,687
Replacement reserves	3,431	4,229
Mortgage principal reserves/sinking funds	41,567	33,868
Other	852	852
Totals	$48,085	$42,636

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of December 31, 2014, the Company had outstanding mortgage debt of approximately $5.1 billion.

During the year ended December 31, 2014, the Company:

▪	Repaid $100.7 million of mortgage loans; and

▪	Assumed $28.9 million of mortgage debt on one acquired property.

The Company recorded approximately $0.3 million of prepayment penalties during the year ended December 31, 2014 as additional interest expense related to debt extinguishment of mortgages. The Company also recorded $1.9 million of write-offs of net unamortized premiums during the year ended December 31, 2014 as a reduction of interest expense related to debt extinguishment of mortgages.

As of December 31, 2014, the Company had $700.5 million of secured debt subject to third party credit enhancement.

As of December 31, 2014, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 1, 2061. At December 31, 2014, the interest rate range on the Company’s mortgage debt was 0.03% to 7.25% . During the year ended December 31, 2014, the weighted average interest rate on the Company’s mortgage debt was 4.21% .

The historical cost, net of accumulated depreciation, of encumbered properties was $6.9 billion and $7.3 billion at December 31, 2014 and 2013, respectively.

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

▪	Assumed as part of the Archstone Transaction $339.0 million of other mortgage debt on three properties with fixed interest rates ranging from 0.100% to 5.240% and maturity dates through May 1, 2061;

▪	Assumed as part of the Archstone Transaction $34.1 million of other mortgage debt on one property with a variable rate of LIBOR plus 1.75% and a maturity date of September 1, 2014;

▪	Recorded $127.9 million of net mark-to-market premiums on the Archstone Transaction mortgage debt described above; and

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

Notes
The following tables summarize the Company’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2014 and 2013, respectively:

December 31, 2014 (Amounts in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public Notes (1)	$4,974,154	3.00% - 7.57%	5.45%	2015 - 2044
Floating Rate Public Notes (1)	451,192	(1)	1.15%	2019
Totals	$5,425,346

December 31, 2013 (Amounts in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public/Private Notes	$4,727,088	3.00% - 7.57%	5.55%	2014 - 2026
Floating Rate Public/Private Notes (2)	750,000	(2)	1.58%	2015
Totals	$5,477,088

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)
Includes the Company's senior unsecured $750.0 million term loan facility that was to mature on January 11, 2015 and was paid off in the second quarter of 2014. The interest rate on advances under the term loan facility was generally LIBOR plus a spread (1.20%), which was dependent on the credit rating of the Company's long-term debt.

The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2014 and 2013.

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC on July 30, 2013 and expires on July 30, 2016. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

During the year ended December 31, 2014, the Company:

▪	Repaid $500.0 million of 5.250% unsecured notes at maturity;

▪
Repaid its $750.0 million unsecured term loan facility in conjunction with the note issuances discussed below and wrote-off approximately $0.6 million of unamortized deferred financing costs as additional interest expense;

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

▪
Issued $500.0 million of ten-year 3.00% fixed rate public notes, receiving net proceeds of $495.6 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 3.998%; and

▪
Entered into a senior unsecured $750.0 million delayed draw term loan facility which was fully drawn on February 27, 2013 in connection with the Archstone Acquisition. The maturity date of January 11, 2015 was subject to a one-year extension option exercisable by the Company. The interest rate on advances under the term loan facility was generally LIBOR plus a spread (1.20%), which was dependent on the credit rating of the Company's long-term debt. This facility was paid off in the second quarter of 2014.

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

As of December 31, 2014, the amount available on the credit facility was $2.12 billion (net of $43.8 million which was restricted/dedicated to support letters of credit and net of $333.0 million outstanding). During the year ended December 31, 2014, the weighted average interest rate was 0.95%. As of December 31, 2013, the amount available on the credit facility was $2.35 billion (net of $34.9 million which was restricted/dedicated to support letters of credit and net of $115.0 million outstanding). During the year ended December 31, 2013, the weighted average interest rate was 1.26%.

Other

The following table provides a summary of the aggregate payments of principal on all debt for each of the next five years and thereafter (amounts in thousands):

Year	Total (1)
2015	$408,420
2016	1,192,798
2017	1,346,708
2018	514,510
2019	1,278,469
Thereafter	6,135,842
Net Unamortized (Discount)	(31,886)
Total	$10,844,861

(1)	Premiums and discounts are amortized over the life of the debt.

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

The carrying values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion and $5.8 billion, respectively, at December 31, 2014. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion (Level 2) and $6.1 billion (Level 2), respectively, at December 31, 2014. The carrying values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.2 billion and $5.6 billion, respectively, at December 31, 2013. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion (Level 2) and $5.9 billion (Level 2), respectively, at December 31, 2013. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, lines of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

The following table summarizes the Company’s consolidated derivative instruments at December 31, 2014 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$450,000	$400,000
Lowest Possible Notional	$450,000	$400,000
Highest Possible Notional	$450,000	$400,000
Lowest Interest Rate	2.375%	2.274%
Highest Interest Rate	2.375%	3.191%
Earliest Maturity Date	2019	2025
Latest Maturity Date	2019	2025

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)
Forward Starting Swaps – Designed to partially fix interest rates in advance of a planned future debt issuance. These swaps have mandatory counterparty terminations in 2016, and are targeted to 2015 issuances.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at December 31, 2014 and 2013, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Balance Sheet		Identical Assets/Liabilities	Observable Inputs	Unobservable Inputs
Description	Location	12/31/2014	(Level 1)	(Level 2)	(Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,597	$—	$1,597	$—
Forward Starting Swaps	Other Assets	332	—	332	—
Supplemental Executive Retirement Plan	Other Assets	104,463	104,463	—	—
Total		$106,392	$104,463	$1,929	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$14,104	$—	$14,104	$—
Supplemental Executive Retirement Plan	Other Liabilities	104,463	104,463	—	—
Total		$118,567	$104,463	$14,104	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$500,733	$—	$500,733	$—

			Fair Value Measurements at Reporting Date Using
			Quoted Prices in
			Active Markets for	Significant Other	Significant
	Balance Sheet		Identical Assets/Liabilities	Observable Inputs	Unobservable Inputs
Description	Location	12/31/2013	(Level 1)	(Level 2)	(Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$18,710	$—	$18,710	$—
Supplemental Executive Retirement Plan	Other Assets	83,845	83,845	—	—
Total		$102,555	$83,845	$18,710	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$83,845	$83,845	$—	$—
Total		$83,845	$83,845	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$363,144	$—	$363,144	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively (amounts in thousands):

December 31, 2014	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative		Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
Type of Fair Value Hedge			Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$1,597	Fixed rate debt	Interest expense	$(1,597)
Total		$1,597			$(1,597)

December 31, 2013	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative		Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
Type of Fair Value Hedge			Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,523)	Fixed rate debt	Interest expense	$1,523
Total		$(1,523)			$1,523

December 31, 2012	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative		Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
Type of Fair Value Hedge			Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(7,448)	Fixed rate debt	Interest expense	$7,448
Total		$(7,448)			$7,448

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2014, 2013 and 2012, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
December 31, 2014	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Type of Cash Flow Hedge
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(33,215)	Interest expense	$(16,868)	Interest expense	$91
Total	$(33,215)		$(16,868)		$91

	Effective Portion			Ineffective Portion
December 31, 2013	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Type of Cash Flow Hedge
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$18,771	Interest expense	$(20,141)	N/A	$—
Total	$18,771		$(20,141)		$—

	Effective Portion			Ineffective Portion
December 31, 2012	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Type of Cash Flow Hedge
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$(11,772)	Interest expense	$(14,678)	N/A	$—
Total	$(11,772)		$(14,678)		$—
As of December 31, 2014 and 2013, there were approximately $172.2 million and $155.8 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at December 31, 2014, the Company may recognize an estimated $22.0 million of accumulated other comprehensive (loss) as additional interest expense during the year ending December 31, 2015.

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

Equity Residential
The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator for net income per share – basic:
Income (loss) from continuing operations	$657,101	$(168,174)	$160,298
Allocation to Noncontrolling Interests – Operating Partnership, net	(24,771)	6,834	(6,417)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,544)	538	(844)
Preferred distributions	(4,145)	(4,145)	(10,355)
Premium on redemption of Preferred Shares	—	—	(5,152)
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	625,641	(164,947)	137,530
Discontinued operations, net of Noncontrolling Interests	1,522	1,991,415	688,682
Numerator for net income per share – basic	$627,163	$1,826,468	$826,212
Numerator for net income per share – diluted (1):
Income from continuing operations	$657,101		$160,298
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,544)		(844)
Preferred distributions	(4,145)		(10,355)
Premium on redemption of Preferred Shares	—		(5,152)
Income from continuing operations available to Common Shares	650,412		143,947
Discontinued operations, net	1,582		720,906
Numerator for net income per share – diluted (1)	$651,994	$1,826,468	$864,853
Denominator for net income per share – basic and diluted (1):
Denominator for net income per share – basic	361,181	354,305	302,701
Effect of dilutive securities:
OP Units	13,718		13,853
Long-term compensation shares/units	2,836		3,212
Denominator for net income per share – diluted (1)	377,735	354,305	319,766
Net income per share – basic	$1.74	$5.16	$2.73
Net income per share – diluted	$1.73	$5.16	$2.70
Net income per share – basic:
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	$1.732	$(0.466)	$0.454
Discontinued operations, net of Noncontrolling Interests	0.004	5.621	2.275
Net income per share – basic	$1.736	$5.155	$2.729
Net income per share – diluted (1):
Income (loss) from continuing operations available to Common Shares	$1.722	$(0.466)	$0.450
Discontinued operations, net	0.004	5.621	2.255
Net income per share – diluted	$1.726	$5.155	$2.705

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the year ended December 31, 2013.

For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 12.
ERP Operating Limited Partnership
The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2014	2013	2012
Numerator for net income per Unit – basic and diluted (1):
Income (loss) from continuing operations	$657,101	$(168,174)	$160,298
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,544)	538	(844)
Allocation to Preference Units	(4,145)	(4,145)	(10,355)
Allocation to premium on redemption of Preference Units	—	—	(5,152)
Income (loss) from continuing operations available to Units	650,412	(171,781)	143,947
Discontinued operations, net	1,582	2,073,527	720,906
Numerator for net income per Unit – basic and diluted (1)	$651,994	$1,901,746	$864,853
Denominator for net income per Unit – basic and diluted (1):
Denominator for net income per Unit – basic	374,899	368,038	316,554
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company's long-term compensation shares/units	2,836		3,212
Denominator for net income per Unit – diluted (1)	377,735	368,038	319,766
Net income per Unit – basic	$1.74	$5.16	$2.73
Net income per Unit – diluted	$1.73	$5.16	$2.70
Net income per Unit – basic:
Income (loss) from continuing operations available to Units	$1.732	$(0.466)	$0.454
Discontinued operations, net	0.004	5.621	2.275
Net income per Unit – basic	$1.736	$5.155	$2.729
Net income per Unit – diluted (1):
Income (loss) from continuing operations available to Units	$1.722	$(0.466)	$0.450
Discontinued operations, net	0.004	5.621	2.255
Net income per Unit – diluted	$1.726	$5.155	$2.705

(1)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the year ended December 31, 2013.

For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 12.

11.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any, for properties sold in 2013 and prior years. The amounts included in discontinued operations for the year ended December 31, 2014 represent trailing activity for properties sold in 2013 and prior years. None of the properties sold during the year ended December 31, 2014 met the new criteria for reporting discontinued operations. See Note 2 for further discussion.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets for properties sold in 2013 and prior years during each of the years ended December 31, 2014, 2013 and 2012 (amounts in thousands).

	Year Ended December 31,
	2014	2013	2012
REVENUES
Rental income	$1,309	$121,942	$445,832
Total revenues	1,309	121,942	445,832

EXPENSES (1)
Property and maintenance	(141)	36,792	103,371
Real estate taxes and insurance	267	11,903	41,208
Property management	—	1	211
Depreciation	—	34,380	124,323
General and administrative	89	85	92
Total expenses	215	83,161	269,205

Discontinued operating income	1,094	38,781	176,627

Interest and other income	317	217	156
Other expenses	—	(3)	(170)
Interest (2):
Expense incurred, net	—	(1,296)	(3,811)
Amortization of deferred financing costs	—	(228)	(140)
Income and other tax (expense) benefit	(8)	(449)	(34)

Discontinued operations	1,403	37,022	172,628
Net gain on sales of discontinued operations	179	2,036,505	548,278

Discontinued operations, net	$1,582	$2,073,527	$720,906

(1)	Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold.

11.

12.	Share Incentive Plans

Any Common Shares issued pursuant to EQR's incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.

On June 16, 2011, the shareholders of EQR approved the Company's 2011 Share Incentive Plan, as amended (the "2011 Plan"). The 2011 Plan reserved 12,980,741 Common Shares for issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan. The 2011 Plan expires on June 16, 2021. As of December 31, 2014, 8,516,934 shares were available for future issuance.

Pursuant to the 2011 Plan and the 2002 Share Incentive Plan, as restated and amended (collectively the “Share Incentive Plans”), officers, trustees and key employees of the Company may be granted share options to acquire Common Shares (“Options”) including non-qualified share options (“NQSOs”), incentive share options (“ISOs”) and share appreciation rights (“SARs”), or may be granted restricted or non-restricted shares/units (including performance-based awards), subject to conditions and restrictions as described in the Share Incentive Plans. Options, SARs, restricted shares, restricted units and performance shares are sometimes collectively referred to herein as “Awards”.

The Options are generally granted at the fair market value of the Company’s Common Shares at the date of grant, vest in three equal installments over a three-year period, are exercisable upon vesting and expire ten years from the date of grant (see additional valuation discussion in Note 2). The exercise price for all Options under the Share Incentive Plans is equal to the fair market value of the underlying Common Shares at the time the Option is granted. Options exercised result in new Common Shares being issued on the open market. The 2002 Share Incentive Plan, as restated and amended, will terminate at such time as all outstanding Awards have expired or have been exercised/vested. The Board of Trustees may at any time amend or terminate the Share Incentive Plans, but termination will not affect Awards previously granted. Any Options which had vested prior to such a termination would remain exercisable by the holder.

Restricted shares are generally granted at the fair market value of the Company's Common Shares at the date of grant. Restricted shares that have been awarded through December 31, 2014 generally vest three years from the award date. In addition, the Company’s unvested restricted shareholders have the same voting rights as any other Common Share holder. During the three-year period of restriction, the Company’s unvested restricted shareholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other Common Share holder. As a result, dividends paid on unvested restricted shares are included as a component of retained earnings (included in general partner's capital in the Operating Partnership's financial statements) and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation. If employment is terminated prior to the lapsing of the restriction, the shares are generally canceled.

In December 2008, the Company’s then existing 2002 Share Incentive Plan was amended to allow for the issuance of restricted units (formerly known as long-term incentive plan units) to officers of the Company as an alternative to the Company’s restricted shares. The 2011 Plan also allows for the issuance of restricted units. Restricted units are a class of partnership interests that under certain conditions, including vesting, are convertible by the holder into an equal number of OP Units, which are redeemable by the holder for Common Shares on a one-for-one basis or the cash value of such shares at the option of the Company. In connection with the grant of long-term incentive compensation for services provided during a year, officers of the Company are allowed to choose, on a one-for-one basis, between restricted shares and restricted units. In January 2011 and March 2014, certain holders of restricted shares converted these shares into restricted units. Similar to restricted shares, restricted units are generally granted at the fair market value of the Company's Common Shares at the date of grant and generally vest three years from the award date. In addition, restricted unit holders receive quarterly dividend payments on their restricted units at the same rate and on the same date as any other OP Unit holder. As a result, dividends paid on restricted units are included as a component of Noncontrolling Interests – Operating Partnership/Limited Partners' capital and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation. If employment is terminated prior to vesting, the restricted units are generally canceled. A restricted unit will automatically convert to an OP Unit when the capital account of each restricted unit increases (“books-up”) to a specified target. If the capital target is not attained within ten years following the date of issuance, the restricted unit will automatically be canceled and no compensation will be payable to the holder of such canceled restricted unit.

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

For employees hired prior to January 1, 2009 who retire at or after age 62 or for Trustees who retire at or after age 72, such employee’s or Trustee's unvested restricted shares, restricted units and share options would immediately vest, and share options would continue to be exercisable for the balance of the applicable ten-year option period, as is provided under the Share Incentive Plans. For all other employees (those hired after January 1, 2009 and those hired before such date who choose to retire prior to age 62), upon such retirement under the Rule of 70 definition of retirement of employees, such employee’s unvested restricted shares, restricted units and share options would continue to vest per the original vesting schedule (subject to immediate vesting upon the occurrence of a subsequent change in control of the Company or the employee’s death), and options would continue to be exercisable for the balance of the applicable ten-year option period, subject to the employee’s compliance with the non-competition and employee non-solicitation provisions. If an employee violates these provisions after such retirement, all unvested restricted shares, unvested restricted units and unvested and vested share options at the time of the violation would be void, unless otherwise determined by the Compensation Committee of the Board of Trustees.

The following tables summarize compensation information regarding the restricted shares, restricted units, share options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2014, 2013 and 2012 (amounts in thousands):

	Year Ended December 31, 2014
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Restricted shares	$9,244	$660	$9,904	$1,012
Restricted units	11,049	920	11,969	1,248
Share options	6,453	896	7,349	—
ESPP discount	797	62	859	—
Total	$27,543	$2,538	$30,081	$2,260

	Year Ended December 31, 2013
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Restricted shares	$12,185	$1,079	$13,264	$967
Restricted units	13,108	501	13,609	520
Share options	9,569	945	10,514	—
ESPP discount	612	20	632	—
Total	$35,474	$2,545	$38,019	$1,487

	Year Ended December 31, 2012
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Restricted shares	$8,014	$922	$8,936	$949
Restricted units	5,004	303	5,307	234
Share options	10,970	782	11,752	—
ESPP discount	844	121	965	—
Total	$24,832	$2,128	$26,960	$1,183

Compensation expense is generally recognized for Awards as follows:

•	Restricted shares, restricted units and share options – Straight-line method over the vesting period of the options or shares regardless of cliff or ratable vesting distinctions.

•	ESPP discount – Immediately upon the purchase of common shares each quarter.

The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above. The total compensation expense related to Awards not yet vested at December 31, 2014 is $13.5 million (excluding the accelerated expenses for individuals approaching or meeting the retirement age criteria discussed above), which is expected to be recognized over a weighted average term of 1.31 years.

See Note 2 for additional information regarding the Company’s share-based compensation.

The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2014, 2013 and 2012:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	Restricted Units	Weighted Average Fair Value per Restricted Unit
Balance at December 31, 2011	8,594,020	$36.81	697,510	$34.17	367,620	$34.80
Awards granted (1)	1,164,484	$60.22	140,980	$60.20	70,235	$57.24
Awards exercised/vested (2) (3) (4)	(1,608,425)	$30.87	(300,809)	$23.79	(152,821)	$21.11
Awards forfeited	(23,795)	$51.55	(12,728)	$46.25	—	—
Awards expired	(11,029)	$35.53	—	—	—	—
Balance at December 31, 2012	8,115,255	$41.31	524,953	$46.81	285,034	$48.41
Awards granted (1)	1,006,444	$55.07	246,731	$55.37	281,931	$52.73
Awards exercised/vested (2) (3) (4)	(586,017)	$29.34	(253,816)	$36.81	(93,335)	$32.97
Awards forfeited	(47,819)	$56.16	(17,634)	$55.74	(2,374)	$56.72
Awards expired	(17,331)	$47.51	—	—	—	—
Balance at December 31, 2013	8,470,532	$43.67	500,234	$55.79	471,256	$55.67
Awards granted (1)	667,877	$56.72	176,457	$56.56	201,507	$53.82
Awards exercised/vested (2) (3) (4)	(2,086,380)	$39.34	(175,344)	$53.44	(60,294)	$53.71
Awards forfeited	(19,022)	$56.32	(6,735)	$56.57	(667)	$52.08
Awards expired	(2,387)	$55.24	—	—	—	—
Conversion of restricted shares to restricted units	—	—	(12,146)	—	12,146	—
Balance at December 31, 2014	7,030,620	$46.16	482,466	$56.89	623,948	$53.38

(1)	The weighted average grant date fair value for Options granted during the years ended December 31, 2014, 2013 and 2012 was $9.21 per share, $7.97 per share and $8.55 per share, respectively.

(2)
The aggregate intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $50.8 million, $16.7 million and $46.7 million, respectively. These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

(3)	The fair value of restricted shares vested during the years ended December 31, 2014, 2013 and 2012 was $10.2 million, $13.9 million and $18.0 million, respectively.

(4)	The fair value of restricted units vested during the years ended December 31, 2014, 2013 and 2012 was $3.2 million, $5.1 million and $9.1 million, respectively.
The following table summarizes information regarding options outstanding and exercisable at December 31, 2014:

	Options Outstanding (1)			Options Exercisable (2)
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$18.70 to $24.93	988,826	4.09	$23.07	988,826	$23.07
$31.17 to $37.39	1,091,358	3.61	$32.61	1,091,358	$32.61
$37.40 to $43.62	702,568	2.36	$40.12	702,568	$40.12
$43.63 to $49.86	24,628	5.83	$48.63	24,628	$48.63
$49.87 to $56.09	2,343,836	6.21	$53.93	1,387,110	$53.85
$56.10 to $62.32	1,879,404	7.87	$58.72	817,294	$59.84
$18.70 to $62.32	7,030,620	5.57	$46.16	5,011,784	$42.18
Vested and expected to vest as of December 31, 2014	6,590,486	5.34	$45.50

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of December 31, 2014 is $180.5 million.

(2)	The aggregate intrinsic value and weighted average remaining contractual life in years of options exercisable as of December 31, 2014 is $148.7 million and 4.6 years, respectively.
Note: The aggregate intrinsic values in Notes (1) and (2) above were both calculated as the excess, if any, between the Company’s closing share price of $71.84 per share on December 31, 2014 and the strike price of the underlying awards.

As of December 31, 2013 and 2012, 6,046,489 Options (with a weighted average exercise price of $38.76) and 5,385,907 Options (with a weighted average exercise price of $35.40) were exercisable, respectively.

13.	Employee Plans
The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of EQR. In 2003, EQR's shareholders approved an increase in the aggregate number of Common Shares available under the ESPP to 7,000,000 (from 2,000,000). The Company has 3,038,534 Common Shares available for purchase under the ESPP at December 31, 2014. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. The following table summarizes information regarding the Common Shares issued under the ESPP (the net proceeds noted below were contributed to ERPOP in exchange for OP Units):

	Year Ended December 31,
	2014	2013	2012
	(Amounts in thousands except share and per share amounts)
Shares issued	68,807	73,468	110,054
Issuance price ranges	$45.90 – $55.95	$44.26 – $48.17	$46.33 – $51.78
Issuance proceeds	$3,392	$3,401	$5,399

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria. Prior to 2014, the Company matched dollar for dollar up to the first 3% of eligible compensation that a participant contributed to the 401(k) Plan. Beginning January 1, 2014, the Company increased its match to 4% of eligible compensation that a participant contributes to the 401(k) Plan for all employees except those defined as highly compensated employees, whose match remains at 3%. Participants are vested in the Company’s contributions over five years. The Company recognized an expense in the amount of $5.2 million, $4.2 million and $4.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

14.	Distribution Reinvestment Plan
On November 18, 2011, the Company filed with the SEC a Form S-3 Registration Statement to register 4,850,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan (the "2011 DRIP"), which included the remaining shares available for issuance under a 2008 registration, which terminated as of such date. The registration statement was automatically declared effective the same day and was to expire at the earlier of the date on which all 4,850,000 shares have been issued or November 18, 2014. On September 30, 2014, the Company filed with the SEC a Form S-3 Registration Statement to register 4,790,000 Common Shares under an amended Distribution Reinvestment Plan (the "2014 DRIP"), which included the remaining shares available for issuance under the 2011 DRIP, which terminated as of such date. The registration was automatically declared effective the same day and will expire when all 4,790,000 shares have been issued. The Company has 4,786,788 Common Shares available for issuance under the 2014 DRIP at December 31, 2014.

The 2014 DRIP provides holders of record and beneficial owners of Common Shares and Preferred Shares with a simple and convenient method of reinvesting cash dividends/distributions in additional Common Shares. Common Shares purchased under the 2014 DRIP may, at the option of EQR, be directly issued by EQR or purchased by EQR's transfer agent in the open market using participants' funds. The net proceeds from any Common Share issuances are contributed to ERPOP in exchange for OP Units.

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

The Company leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees. The lease terminates on January 31, 2022. Amounts incurred for such office space for the years ended December 31, 2014, 2013 and 2012, respectively, were approximately $2.5 million, $1.7 million and $1.3 million. The Company believes these amounts equal market rates for such rental space.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys' fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company's defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at December 31, 2014. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company has established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the year ended December 31, 2014, the Company recorded additional reserves relating to these matters of approximately $4.0 million, resulting in total reserves of approximately $6.0 million at December 31, 2014. While no assurances can be given, the Company does not believe that the ultimate resolution of these litigation matters, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of December 31, 2014, the Company has 15 consolidated projects (including Prism at Park Avenue South in New York City, which the Company is jointly developing with Toll Brothers as discussed below) totaling 4,917 apartment units in various stages of development with commitments to fund of approximately $1.2 billion and estimated completion dates ranging through September 30, 2017, as well as other completed development projects that are in various stages of lease up or are stabilized. Some of the projects are being developed solely by the Company, while others are being co-developed with various third party development partners. The development venture agreements with these partners are primarily deal-specific, with differing terms regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company is the "general" or "managing" partner of the development ventures.

As of December 31, 2014, the Company has one completed unconsolidated development project that is currently in lease up as well as one other completed development project that is stabilized. Both projects were co-developed with the same third party development partner in different ventures. The development venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company currently has no further funding obligations related to these projects. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements.

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The Company is the managing member and Toll Brothers does not have substantive kick-out or participating rights. Until the core and shell of the building is complete, the building and land will be owned jointly and are required to be consolidated on the Company's balance sheet. Thereafter, the Company will solely own and control the rental portion of the building (floors 2-22) and Toll Brothers will solely own and control the for sale portion of the building (floors 23-40). Once the core and shell are complete, the Toll Brothers' portion of the property will be deconsolidated from the Company's balance sheet. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. As of December 31, 2014, the Company's and Toll Brothers' consolidated contributions to the joint venture were approximately $336.9 million, of which Toll Brothers' noncontrolling interest balance totaled $117.4 million.

During the years ended December 31, 2014, 2013 and 2012, total operating lease payments expensed for office space, including a portion of real estate taxes, insurance, repairs and utilities, and including rent due under 13 ground leases, aggregated $14.7 million, $13.2 million and $8.1 million, respectively.

The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with its Vice Chairman and two former chief executive officers (one of which was fully paid out in January 2013). During the years ended December 31, 2014, 2013 and 2012, the Company recognized compensation expense of $0.5 million, $0.5 million and $1.0 million, respectively, related to these agreements.

The following table summarizes the Company’s contractual obligations for minimum rent payments under operating leases and deferred compensation for the next five years and thereafter as of December 31, 2014:

(Payments)/Receipts Due by Year (in thousands)
	2015	2016	2017	2018	2019	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$(15,268)	$(15,385)	$(15,318)	$(15,298)	$(15,224)	$(860,071)	$(936,564)
Minimum Rent Receipts (b)	65,087	58,860	53,448	43,987	37,545	192,455	451,382
Other Long-Term Liabilities:
Deferred Compensation (c)	(1,382)	(1,714)	(1,714)	(1,714)	(1,120)	(5,149)	(12,793)

(a)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for 14 properties/parcels.

(b)	Minimum basic rent receipts due for various retail/commercial space where the Company is the lessor.

(c)	Estimated payments to the Company's Chairman, Vice Chairman and one former CEO based on actual and planned retirement dates.

17.	Reportable Segments
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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2014, 2013 or 2012.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense; 2) real estate taxes and insurance expense; and 3) property management expense (all as reflected in the accompanying consolidated statements of operations and comprehensive income). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment communities. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance. The following tables present NOI for each segment from our rental real estate specific to continuing operations for the years ended December 31, 2014, 2013 and 2012, respectively, as well as total assets and capital expenditures at December 31, 2014 and 2013, respectively (amounts in thousands):

	Year Ended December 31, 2014			Year Ended December 31, 2013			Year Ended December 31, 2012
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Boston	$253,032	$80,680	$172,352	$244,370	$78,249	$166,121	$168,063	$54,888	$113,175
Denver	111,190	30,812	80,378	103,124	30,567	72,557	93,571	28,204	65,367
New York	455,598	171,336	284,262	438,366	165,329	273,037	274,683	109,667	165,016
San Francisco	340,251	106,424	233,827	312,345	108,218	204,127	159,535	57,373	102,162
Seattle	156,714	51,293	105,421	146,109	49,169	96,940	122,267	41,041	81,226
South Florida	191,729	70,296	121,433	182,620	69,475	113,145	177,675	67,811	109,864
Southern California	420,565	138,605	281,960	401,516	137,667	263,849	320,749	103,925	216,824
Washington DC	446,122	143,800	302,322	448,520	140,708	307,812	247,880	75,580	172,300
Non-core	100,732	37,451	63,281	97,380	36,483	60,897	128,816	48,548	80,268
Total same store	2,475,933	830,697	1,645,236	2,374,350	815,865	1,558,485	1,693,239	587,037	1,106,202

Non-same store/other (2) (3)
Boston	3,635	848	2,787	2,728	651	2,077	—	—	—
Denver	—	—	—	—	—	—	1,325	429	896
New York	—	—	—	—	—	—	14,611	5,988	8,623
San Francisco	—	—	—	—	—	—	7,268	3,022	4,246
Seattle	13,507	4,421	9,086	4,387	1,336	3,051	4,747	1,510	3,237
South Florida	5,475	2,743	2,732	390	810	(420)	—	—	—
Southern California	43,118	17,755	25,363	15,016	6,846	8,170	3,040	1,179	1,861
Washington DC	24,193	7,936	16,257	13,562	4,086	9,476	13,124	3,984	9,140
Other (3)	39,450	13,735	25,715	59,994	34,903	25,091	575	17,695	(17,120)
Total non-same store/ other	129,378	47,438	81,940	96,077	48,632	47,445	44,690	33,807	10,883

Archstone pre- ownership (4)	—	—	—	(92,423)	(36,729)	(55,694)	—	—	—
Total	$2,605,311	$878,135	$1,727,176	$2,378,004	$827,768	$1,550,236	$1,737,929	$620,844	$1,117,085

(1)
For the years ended December 31, 2014 and 2013, same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2013, less properties subsequently sold, which represented 97,911 apartment units. Also includes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. For the year ended December 31, 2012, same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2012, less properties subsequently sold, which represented 80,247 apartment units.

(2)
For the years ended December 31, 2014 and 2013, non-same store primarily includes properties acquired after January 1, 2013, plus any properties in lease-up and not stabilized as of January 1, 2013, but excludes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. For the year December 31, 2012, non-same store primarily includes properties acquired after January 1, 2012, plus any properties in lease-up and not stabilized as of January 1, 2012.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold in 2014 that do not meet the new discontinued operations criteria.

(4)	Represents pro forma Archstone pre-ownership results for the period January 1, 2013 to February 27, 2013 that is included in 2013 same store results.

	Year Ended December 31, 2014		Year Ended December 31, 2013
	Total Assets	Capital Expenditures	Total Assets	Capital Expenditures
Same store (1)
Boston	$1,923,540	$19,575	$1,984,745	$17,625
Denver	520,537	5,863	541,480	5,384
New York	4,647,269	22,118	4,771,001	12,006
San Francisco	2,718,174	26,995	2,793,390	21,756
Seattle	1,032,140	14,570	1,061,118	7,940
South Florida	1,135,552	14,335	1,170,931	14,351
Southern California	2,910,934	26,975	3,010,786	19,852
Washington DC	4,223,590	42,927	4,339,246	24,506
Non-core	408,486	5,675	427,108	3,528
Total same store	19,520,222	179,033	20,099,805	126,948

Non-same store/other (2) (3)
Boston	48,323	699	49,372	102
Seattle	318,488	1,115	182,745	55
South Florida	67,833	8	68,987	1
Southern California	747,438	1,780	411,302	648
Washington DC	301,902	2,147	301,623	439
Other (3)	1,946,408	1,175	1,720,711	7,623
Total non-same store/other	3,430,392	6,924	2,734,740	8,868
Total	$22,950,614	$185,957	$22,834,545	$135,816

(1)
Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2013, less properties subsequently sold, which represented 97,911 apartment units. Also includes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

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

Note: Markets/Metro Areas included in the above Southern California and Non-core segments are as follows:
(a) Southern California – Los Angeles, Orange County and San Diego.
(b) Non-core – Inland Empire, CA, New England (excluding Boston), Orlando and Phoenix.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the years ended December 31, 2014, 2013 and 2012, respectively (amounts in thousands):

	Year Ended December 31,
	2014	2013	2012
Rental income	$2,605,311	$2,378,004	$1,737,929
Property and maintenance expense	(473,098)	(449,427)	(332,219)
Real estate taxes and insurance expense	(325,401)	(293,999)	(206,723)
Property management expense	(79,636)	(84,342)	(81,902)
Total operating expenses	(878,135)	(827,768)	(620,844)
Net operating income	$1,727,176	$1,550,236	$1,117,085

18.	Subsequent Events/Other
Subsequent Events
Subsequent to December 31, 2014, the Company:

•	Sold three properties consisting of 550 apartment units for $145.4 million;

•	Repaid $61.5 million in mortgage loans;

•	Entered into $50.0 million of forward starting swaps to hedge changes in interest rates related to future secured or unsecured debt issuances; and

•
Repurchased and retired 196,400 Series K Preferred Shares with a par value of $9.82 million for total cash consideration of approximately $12.7 million, incurring a cash charge of approximately $2.8 million which will be recorded as a premium on the redemption of preferred shares.

On February 2, 2015, the Operating Partnership entered into an unsecured commercial paper note program in the United States. Under the terms of this program, the Operating Partnership may issue, from time to time, unsecured commercial paper notes up to a maximum aggregate outstanding of $500.0 million. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Operating Partnership's other unsecured senior indebtedness.
Other
During the years ended December 31, 2014, 2013 and 2012, the Company incurred charges of $0.4 million, $0.3 million and $7.0 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties (excluding the Archstone Transaction) and $3.6 million, $5.2 million and $9.0 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $4.0 million, $5.5 million and $16.0 million, respectively, are included in other expenses in the accompanying consolidated statements of operations and comprehensive income. See Note 4 for details on the property acquisition costs related to the Archstone Transaction.

During the year ended December 31, 2014, the Company received $2.8 million for the settlement of various litigation/insurance claims, which are included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

During the year ended December 31, 2013, the Company sold a technology investment it had previously written off, receiving proceeds of $2.1 million that were recorded as a realized gain on sale and are included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

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

During the year ended December 31, 2011, the Company disposed of its corporate housing business for a sales price of approximately $4.0 million, of which the Company provided $2.0 million of seller financing to the buyer. At the time of sale, the full amount of the seller financing was reserved against and the related gain was deferred. During the year ended December 31, 2013, the Company collected $1.5 million, which represented its final reimbursement of the $2.0 million of seller financing. During the year ended December 31, 2012, the Company collected $0.3 million on the note receivable. The Company has recognized a cumulative net gain on the sale of approximately $2.9 million.

19.	Quarterly Financial Data (Unaudited)

Equity Residential
The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014	3/31	6/30	9/30	12/31
Total revenues	$633,442	$652,568	$664,078	$664,660
Operating income	199,259	228,310	243,274	250,532
Income from continuing operations	81,680	117,210	231,252	226,959
Discontinued operations, net	1,052	510	(62)	82
Net income *	82,732	117,720	231,190	227,041
Net income available to Common Shares	78,099	111,654	220,707	216,703
Earnings per share – basic:
Net income available to Common Shares	$0.22	$0.31	$0.61	$0.60
Weighted average Common Shares outstanding	360,470	360,809	361,409	362,018
Earnings per share – diluted:
Net income available to Common Shares	$0.22	$0.31	$0.61	$0.59
Weighted average Common Shares outstanding	376,384	377,118	377,954	378,886

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	3/31	6/30	9/30	12/31
Total revenues	$504,722	$617,217	$626,629	$639,134
Operating income	104,254	63,986	120,405	223,677
(Loss) income from continuing operations	(165,339)	(58,511)	(13,465)	69,141
Discontinued operations, net	1,226,373	395,243	405,182	46,729
Net income *	1,061,034	336,732	391,717	115,870
Net income available to Common Shares	1,016,650	323,723	376,155	109,940
Earnings per share – basic:
Net income available to Common Shares	$3.01	$0.90	$1.05	$0.31
Weighted average Common Shares outstanding	337,532	359,653	359,811	359,919
Earnings per share – diluted:
Net income available to Common Shares	$3.01	$0.90	$1.05	$0.30
Weighted average Common Shares outstanding	337,532	359,653	359,811	375,860
* The Company did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2014 and 2013. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

ERP Operating Limited Partnership

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for per Unit amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014	3/31	6/30	9/30	12/31
Total revenues	$633,442	$652,568	$664,078	$664,660
Operating income	199,259	228,310	243,274	250,532
Income from continuing operations	81,680	117,210	231,252	226,959
Discontinued operations, net	1,052	510	(62)	82
Net income *	82,732	117,720	231,190	227,041
Net income available to Units	81,192	116,096	229,445	225,261
Earnings per Unit – basic:
Net income available to Units	$0.22	$0.31	$0.61	$0.60
Weighted average Units outstanding	374,201	374,551	375,116	375,711
Earnings per Unit – diluted:
Net income available to Units	$0.22	$0.31	$0.61	$0.59
Weighted average Units outstanding	376,384	377,118	377,954	378,886

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2013	3/31	6/30	9/30	12/31
Total revenues	$504,722	$617,217	$626,629	$639,134
Operating income	104,254	63,986	120,405	223,677
(Loss) income from continuing operations	(165,339)	(58,511)	(13,465)	69,141
Discontinued operations, net	1,226,373	395,243	405,182	46,729
Net income *	1,061,034	336,732	391,717	115,870
Net income available to Units	1,059,973	336,511	390,991	114,271
Earnings per Unit – basic:
Net income available to Units	$3.01	$0.90	$1.05	$0.31
Weighted average Units outstanding	351,255	373,403	373,547	373,643
Earnings per Unit – diluted:
Net income available to Units	$3.01	$0.90	$1.05	$0.30
Weighted average Units outstanding	351,255	373,403	373,547	375,860
* The Operating Partnership did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2014 and 2013. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
Overall Summary
December 31, 2014

	Properties (H)	Units (H)	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances (1)
Wholly Owned Unencumbered	263	69,217	$18,538,492,146	$(3,650,524,741)	$14,887,967,405	$—
Wholly Owned Encumbered	104	29,923	8,113,776,123	(1,587,799,207)	6,525,976,916	4,726,035,749
Wholly Owned Properties	367	99,140	26,652,268,269	(5,238,323,948)	21,413,944,321	4,726,035,749

Partially Owned Unencumbered	8	1,505	575,092,221	(77,534,358)	497,557,863	—
Partially Owned Encumbered	11	2,266	448,022,434	(116,947,029)	331,075,405	360,479,262
Partially Owned Properties	19	3,771	1,023,114,655	(194,481,387)	828,633,268	360,479,262

Total Unencumbered Properties	271	70,722	19,113,584,367	(3,728,059,099)	15,385,525,268	—
Total Encumbered Properties	115	32,189	8,561,798,557	(1,704,746,236)	6,857,052,321	5,086,515,011
Total Consolidated Investment in Real Estate	386	102,911	$27,675,382,924	$(5,432,805,335)	$22,242,577,589	$5,086,515,011

(1)	See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
Encumbrances Reconciliation
December 31, 2014

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Partially Owned Encumbrances	Wholly Owned Encumbrances	Total Amount
EQR-Fanwell 2007 LP	5	I	$—	$300,000,000	$300,000,000
EQR-Wellfan 2008 LP (R)	12	J	—	550,000,000	550,000,000
ASN-Fannie Mae 3	5	K	24,840,581	449,338,962	474,179,543
Archstone Master Property Holdings LLC	13	L	—	800,000,000	800,000,000
Portfolio/Entity Encumbrances	35		24,840,581	2,099,338,962	2,124,179,543
Individual Property Encumbrances			335,638,681	2,626,696,787	2,962,335,468
Total Encumbrances per Financial Statements			$360,479,262	$4,726,035,749	$5,086,515,011

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation
(Amounts in thousands)
The changes in total real estate for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$26,800,948	$21,008,429	$20,407,946
Acquisitions and development	1,121,423	9,273,492	1,250,633
Improvements	191,243	139,950	161,460
Dispositions and other	(438,231)	(3,620,923)	(811,610)
Balance, end of year	$27,675,383	$26,800,948	$21,008,429

The changes in accumulated depreciation for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Balance, beginning of year	$4,807,709	$4,912,221	$4,539,583
Depreciation	758,861	1,013,353	684,992
Dispositions and other	(133,765)	(1,117,865)	(312,354)
Balance, end of year	$5,432,805	$4,807,709	$4,912,221

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/14
Apartment Name	Location	Retail/Commercial Space (G)	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/14 (B)	Encumbrances
Wholly Owned Unencumbered:
100 K Street	Washington, D.C.	—	(F)	—	$15,600,000	$1,949,701	$—	$15,600,000	$1,949,701	$17,549,701	$—	$17,549,701	$—
1111 Belle Pre (fka The Madison)	Alexandria, VA	Y	2014	360	18,937,702	92,495,595	17,838	18,937,702	92,513,433	111,451,135	(3,422,538)	108,028,597	—
1210 Mass	Washington, D.C.	Y	2004	144	9,213,512	36,559,189	610,534	9,213,512	37,169,723	46,383,235	(12,689,430)	33,693,805	—
1401 E. Madison	Seattle, WA	—	(F)	—	10,322,187	1,019,404	—	10,322,187	1,019,404	11,341,591	—	11,341,591	—
1500 Mass Ave	Washington, D.C.	Y	1951	556	54,638,298	40,361,702	13,296,439	54,638,298	53,658,141	108,296,439	(14,670,887)	93,625,552	—
170 Amsterdam	New York, NY	Y	(F)	—	—	97,371,663	—	—	97,371,663	97,371,663	—	97,371,663	—
175 Kent	Brooklyn, NY	Y	2011	113	22,037,831	53,962,169	1,072,648	22,037,831	55,034,817	77,072,648	(8,337,345)	68,735,303	—
180 Montague (fka Brooklyn Heights)	Brooklyn, NY	Y	2000	193	32,400,000	92,675,228	946,790	32,400,000	93,622,018	126,022,018	(10,067,159)	115,954,859	—
1800 Oak (fka Rosslyn)	Arlington, VA	Y	2003	314	31,400,000	109,005,734	1,424,829	31,400,000	110,430,563	141,830,563	(11,550,245)	130,280,318	—
200 N Lemon Street	Anaheim, CA	—	(F)	—	5,865,235	2,802,003	—	5,865,235	2,802,003	8,667,238	—	8,667,238	—
204-206 Pine Street/1610 2nd Avenue	Seattle, WA	—	(F)	—	22,106,465	18,015,203	—	22,106,465	18,015,203	40,121,668	—	40,121,668	—
2201 Pershing Drive	Arlington, VA	Y	2012	188	11,321,198	49,316,482	2,018,023	11,321,198	51,334,505	62,655,703	(4,704,104)	57,951,599	—
2201 Wilson	Arlington, VA	Y	2000	219	21,900,000	78,724,663	1,155,814	21,900,000	79,880,477	101,780,477	(8,243,035)	93,537,442	—
2400 M St	Washington, D.C.	Y	2006	359	30,006,593	114,013,785	3,170,237	30,006,593	117,184,022	147,190,615	(37,361,925)	109,828,690	—
340 Fremont (fka Rincon Hill)	San Francisco, CA	—	(F)	—	42,000,000	64,972,143	—	42,000,000	64,972,143	106,972,143	—	106,972,143	—
420 East 80th Street	New York, NY	—	1961	155	39,277,000	23,026,984	3,746,938	39,277,000	26,773,922	66,050,922	(10,547,486)	55,503,436	—
425 Mass	Washington, D.C.	Y	2009	559	28,150,000	138,600,000	3,341,423	28,150,000	141,941,423	170,091,423	(29,744,846)	140,346,577	—
443 - 459 Eye Street	Washington, D.C.	—	(F)	—	12,671,446	7,660,628	—	12,671,446	7,660,628	20,332,074	—	20,332,074	—
4885 Edgemoor Lane	Bethesda, MD	—	(F)	—	—	520,879	—	—	520,879	520,879	—	520,879	—
4th and Hill	Los Angeles, CA	—	(F)	—	13,131,456	1,242,358	—	13,131,456	1,242,358	14,373,814	—	14,373,814	—
600 Washington	New York, NY	Y	2004	135	32,852,000	43,140,551	394,984	32,852,000	43,535,535	76,387,535	(15,049,427)	61,338,108	—
660 Washington (fka Boston Common)	Boston, MA	Y	2006	420	106,100,000	166,311,679	785,303	106,100,000	167,096,982	273,196,982	(18,440,877)	254,756,105	—
70 Greene	Jersey City, NJ	Y	2010	480	28,108,899	236,941,402	648,362	28,108,899	237,589,764	265,698,663	(41,945,093)	223,753,570	—
71 Broadway	New York, NY	Y	1997	238	22,611,600	77,492,171	11,705,700	22,611,600	89,197,871	111,809,471	(32,081,951)	79,727,520	—
77 Bluxome	San Francisco, CA	—	2007	102	5,249,124	18,609,876	91,584	5,249,124	18,701,460	23,950,584	(2,715,377)	21,235,207	—
777 Sixth	New York, NY	Y	2002	294	65,352,706	65,747,294	1,569,464	65,352,706	67,316,758	132,669,464	(19,832,874)	112,836,590	—
801 Brannan	San Francisco, CA	—	(F)	—	42,367,171	10,605,097	—	42,367,171	10,605,097	52,972,268	—	52,972,268	—
88 Hillside	Daly City, CA	Y	2011	95	7,786,800	31,587,325	1,440,789	7,786,800	33,028,114	40,814,914	(4,524,720)	36,290,194	—
Abington Glen	Abington, MA	—	1968	90	553,105	3,697,396	2,640,482	553,105	6,337,878	6,890,983	(4,166,796)	2,724,187	—
Agoura Hills	Agoura Hills, CA	—	1985	178	16,700,000	30,103,716	199,116	16,700,000	30,302,832	47,002,832	(4,124,770)	42,878,062	—
Alban Towers	Washington, D.C.	—	1934	229	18,900,000	89,794,201	209,270	18,900,000	90,003,471	108,903,471	(9,591,406)	99,312,065	—
Arbor Terrace	Sunnyvale, CA	—	1979	175	9,057,300	18,483,642	2,555,686	9,057,300	21,039,328	30,096,628	(12,373,084)	17,723,544	—
Arboretum (MA)	Canton, MA	—	1989	156	4,685,900	10,992,751	3,419,397	4,685,900	14,412,148	19,098,048	(8,193,657)	10,904,391	—
Artisan on Second	Los Angeles, CA	—	2008	118	8,000,400	36,074,600	389,768	8,000,400	36,464,368	44,464,768	(6,430,450)	38,034,318	—
Artistry Emeryville (fka Emeryville)	Emeryville, CA	—	1994	261	12,300,000	61,466,267	1,320,923	12,300,000	62,787,190	75,087,190	(7,113,391)	67,973,799	—
Ashton, The	Corona Hills, CA	—	1986	492	2,594,264	33,042,397	6,987,399	2,594,264	40,029,796	42,624,060	(24,912,155)	17,711,905	—
Avenue Two	Redwood City, CA	—	1972	123	7,995,000	18,005,000	1,462,589	7,995,000	19,467,589	27,462,589	(3,258,935)	24,203,654	—
Azure (fka Mission Bay-Block 13)	San Francisco, CA	—	(F)	—	32,855,115	113,753,727	—	32,855,115	113,753,727	146,608,842	—	146,608,842	—
Ball Park Lofts	Denver, CO	Y	2003	354	5,481,556	51,658,741	4,682,528	5,481,556	56,341,269	61,822,825	(21,540,968)	40,281,857	—
Barrington Place	Oviedo, FL	—	1998	233	6,990,000	15,740,825	3,018,496	6,990,000	18,759,321	25,749,321	(9,212,819)	16,536,502	—
Bay Hill	Long Beach, CA	—	2002	160	7,600,000	27,437,239	963,706	7,600,000	28,400,945	36,000,945	(10,977,611)	25,023,334	—
Beatrice, The	New York, NY	—	2010	302	114,351,405	165,648,595	593,292	114,351,405	166,241,887	280,593,292	(23,101,995)	257,491,297	—
Bella Terra	Mukilteo, WA	Y	2002	235	5,686,861	26,070,540	1,142,423	5,686,861	27,212,963	32,899,824	(10,954,172)	21,945,652	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	—	2000	1	63,158	248,929	(5,320)	63,158	243,609	306,767	—	306,767	—
Belle Fontaine	Marina Del Rey, CA	—	2003	102	9,098,808	28,701,192	236,115	9,098,808	28,937,307	38,036,115	(4,398,214)	33,637,901	—
Berkeley Land	Berkeley, CA	—	(F)	—	13,908,910	8,409,958	—	13,908,910	8,409,958	22,318,868	—	22,318,868	—
Bradford Apartments	Newington, CT	—	1964	64	401,091	2,681,210	904,877	401,091	3,586,087	3,987,178	(1,902,145)	2,085,033	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/14
Apartment Name	Location	Retail/Commercial Space (G)	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/14 (B)	Encumbrances
Breakwater at Marina Del Rey	Marina Del Rey, CA	—	1964/2013	224	—	73,040,897	390,829	—	73,431,726	73,431,726	(8,397,690)	65,034,036	—
Briar Knoll Apts	Vernon, CT	—	1986	150	928,972	6,209,988	2,440,679	928,972	8,650,667	9,579,639	(4,376,105)	5,203,534	—
Briarwood (CA)	Sunnyvale, CA	—	1985	192	9,991,500	22,247,278	3,407,674	9,991,500	25,654,952	35,646,452	(13,931,009)	21,715,443	—
Bridford Lakes II	Greensboro, NC	—	(F)	—	1,100,564	792,508	—	1,100,564	792,508	1,893,072	—	1,893,072	—
Brooklyner (fka 111 Lawrence)	Brooklyn, NY	Y	2010	490	40,099,922	221,438,631	785,785	40,099,922	222,224,416	262,324,338	(30,934,466)	231,389,872	—
Brookside (CO)	Boulder, CO	—	1993	144	3,600,400	10,211,159	2,708,411	3,600,400	12,919,570	16,519,970	(7,278,630)	9,241,340	—
Cambridge Park	Cambridge, MA	Y	2002	312	31,200,000	106,048,587	1,280,508	31,200,000	107,329,095	138,529,095	(11,557,359)	126,971,736	—
Carlyle Mill	Alexandria, VA	—	2002	317	10,000,000	51,367,913	5,851,009	10,000,000	57,218,922	67,218,922	(23,791,982)	43,426,940	—
Cascade	Seattle, WA	—	(F)	—	23,751,564	10,791,356	—	23,751,564	10,791,356	34,542,920	—	34,542,920	—
Centennial (fka Centennial Court & Centennial Tower)	Seattle, WA	Y	1991/2001	408	9,700,000	70,080,378	6,937,805	9,700,000	77,018,183	86,718,183	(27,564,879)	59,153,304	—
Centre Club	Ontario, CA	—	1994	312	5,616,000	23,485,891	3,450,905	5,616,000	26,936,796	32,552,796	(13,897,951)	18,654,845	—
Centre Club II	Ontario, CA	—	2002	100	1,820,000	9,528,898	819,747	1,820,000	10,348,645	12,168,645	(4,700,524)	7,468,121	—
Church Corner	Cambridge, MA	Y	1987	85	5,220,000	16,744,643	1,800,805	5,220,000	18,545,448	23,765,448	(7,065,181)	16,700,267	—
Cierra Crest	Denver, CO	—	1996	480	4,803,100	34,894,898	5,414,548	4,803,100	40,309,446	45,112,546	(24,419,410)	20,693,136	—
City Gate at Cupertino (fka Cupertino)	Cupertino, CA	—	1998	311	40,400,000	95,937,046	1,779,973	40,400,000	97,717,019	138,117,019	(10,309,105)	127,807,914	—
City Pointe	Fullerton, CA	Y	2004	183	6,863,792	36,476,208	721,681	6,863,792	37,197,889	44,061,681	(9,178,639)	34,883,042	—
City Square Bellevue (fka Bellevue)	Bellevue, WA	Y	1998	191	15,100,000	41,876,257	2,050,569	15,100,000	43,926,826	59,026,826	(4,422,723)	54,604,103	—
Cleo, The	Los Angeles, CA	—	1989	92	6,615,467	14,829,335	3,773,750	6,615,467	18,603,085	25,218,552	(7,103,987)	18,114,565	—
Coconut Palm Club	Coconut Creek, FL	—	1992	301	3,001,700	17,678,928	4,041,006	3,001,700	21,719,934	24,721,634	(12,873,552)	11,848,082	—
Colorado Pointe	Denver, CO	—	2006	193	5,790,000	28,815,607	752,433	5,790,000	29,568,040	35,358,040	(10,517,365)	24,840,675	—
Copper Canyon	Highlands Ranch, CO	—	1999	222	1,442,212	16,251,114	1,772,671	1,442,212	18,023,785	19,465,997	(9,990,871)	9,475,126	—
Corcoran House at DuPont Circle (fka DuPont Circle)	Washington, D.C.	Y	1961	137	13,500,000	26,913,113	791,502	13,500,000	27,704,615	41,204,615	(3,669,329)	37,535,286	—
Courthouse Plaza	Arlington, VA	Y	1990	396	—	87,386,024	3,025,937	—	90,411,961	90,411,961	(11,097,765)	79,314,196	—
Cove at Boynton Beach I	Boynton Beach, FL	—	1996	252	12,600,000	31,469,651	4,584,960	12,600,000	36,054,611	48,654,611	(15,408,055)	33,246,556	—
Cove at Boynton Beach II	Boynton Beach, FL	—	1998	296	14,800,000	37,874,719	—	14,800,000	37,874,719	52,674,719	(14,615,674)	38,059,045	—
Creekside (San Mateo)	San Mateo, CA	—	1985	192	9,606,600	21,193,232	3,609,414	9,606,600	24,802,646	34,409,246	(13,787,401)	20,621,845	—
Cronins Landing	Waltham, MA	Y	1998	281	32,300,000	85,119,324	1,108,920	32,300,000	86,228,244	118,528,244	(9,629,005)	108,899,239	—
Crystal Place	Arlington, VA	—	1986	181	17,200,000	47,918,975	822,173	17,200,000	48,741,148	65,941,148	(5,368,053)	60,573,095	—
Dartmouth Woods	Lakewood, CO	—	1990	201	1,609,800	10,832,754	2,497,430	1,609,800	13,330,184	14,939,984	(8,473,402)	6,466,582	—
Dean Estates	Taunton, MA	—	1984	58	498,080	3,329,560	809,096	498,080	4,138,656	4,636,736	(2,275,545)	2,361,191	—
Deerwood (Corona)	Corona, CA	—	1992	316	4,742,200	20,272,892	4,430,978	4,742,200	24,703,870	29,446,070	(15,468,543)	13,977,527	—
Eagle Canyon	Chino Hills, CA	—	1985	252	1,808,900	16,274,361	7,553,015	1,808,900	23,827,376	25,636,276	(15,121,257)	10,515,019	—
Edgemont at Bethesda Metro	Bethesda, MD	—	1989	122	13,092,552	43,907,448	525,086	13,092,552	44,432,534	57,525,086	(6,807,362)	50,717,724	—
Elevé	Glendale, CA	Y	2013	208	14,080,560	56,419,440	79,091	14,080,560	56,498,531	70,579,091	(2,964,122)	67,614,969	—
Emerson Place	Boston, MA	Y	1962	444	14,855,000	57,566,636	16,797,224	14,855,000	74,363,860	89,218,860	(47,115,657)	42,103,203	—
Encinitas Heights (fka Encinitas)	Encinitas, CA	Y	2002	120	12,000,000	29,207,497	211,769	12,000,000	29,419,266	41,419,266	(3,528,264)	37,891,002	—
Enclave at Waterways	Deerfield Beach, FL	—	1998	300	15,000,000	33,194,576	2,023,348	15,000,000	35,217,924	50,217,924	(13,576,836)	36,641,088	—
Enclave at Winston Park	Coconut Creek, FL	—	1995	278	5,560,000	19,939,324	5,124,830	5,560,000	25,064,154	30,624,154	(11,489,835)	19,134,319	—
Encore at Sherman Oaks, The	Sherman Oaks, CA	—	1988	174	8,700,000	25,446,003	985,534	8,700,000	26,431,537	35,131,537	(5,201,465)	29,930,072	—
Estates at Tanglewood	Westminster, CO	—	2003	504	7,560,000	51,256,538	2,870,210	7,560,000	54,126,748	61,686,748	(20,000,446)	41,686,302	—
Estates at Wellington Green	Wellington, FL	—	2003	400	20,000,000	64,790,850	2,415,710	20,000,000	67,206,560	87,206,560	(24,828,948)	62,377,612	—
Fountains at Emerald Park (fka Emerald Park)	Dublin, CA	—	2000	324	25,900,000	83,986,217	329,083	25,900,000	84,315,300	110,215,300	(9,418,800)	100,796,500	—
Fox Hill Apartments	Enfield, CT	—	1974	168	1,129,018	7,547,256	2,038,591	1,129,018	9,585,847	10,714,865	(5,061,024)	5,653,841	—
Fremont Center	Fremont, CA	Y	2002	322	25,800,000	78,753,114	1,138,054	25,800,000	79,891,168	105,691,168	(8,436,511)	97,254,657	—
Gables Grand Plaza	Coral Gables, FL	Y	1998	195	—	44,601,000	7,243,495	—	51,844,495	51,844,495	(20,895,735)	30,948,760	—
Gallery, The	Hermosa Beach, CA	—	1971	169	18,144,000	46,567,941	2,170,023	18,144,000	48,737,964	66,881,964	(16,524,852)	50,357,112	—
Gatehouse at Pine Lake	Pembroke Pines, FL	—	1990	296	1,896,600	17,070,795	7,050,209	1,896,600	24,121,004	26,017,604	(14,398,441)	11,619,163	—
Gatehouse on the Green	Plantation, FL	—	1990	312	2,228,200	20,056,270	8,529,397	2,228,200	28,585,667	30,813,867	(17,655,268)	13,158,599	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/14
Apartment Name	Location	Retail/Commercial Space (G)	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/14 (B)	Encumbrances
Gates of Redmond	Redmond, WA	—	1979	180	2,306,100	12,064,015	5,008,026	2,306,100	17,072,041	19,378,141	(10,668,500)	8,709,641	—
Geary Court Yard	San Francisco, CA	—	1990	164	1,722,400	15,471,429	3,464,405	1,722,400	18,935,834	20,658,234	(11,005,136)	9,653,098	—
Glen Meadow	Franklin, MA	—	1971	288	2,339,330	16,133,588	3,991,967	2,339,330	20,125,555	22,464,885	(11,374,011)	11,090,874	—
Governors Green	Bowie, MD	—	1999	478	19,845,000	73,335,916	1,412,260	19,845,000	74,748,176	94,593,176	(23,032,994)	71,560,182	—
Greenfield Village	Rocky Hill , CT	—	1965	151	911,534	6,093,418	773,225	911,534	6,866,643	7,778,177	(3,622,365)	4,155,812	—
Greenwood Park	Centennial, CO	—	1994	291	4,365,000	38,372,440	2,833,754	4,365,000	41,206,194	45,571,194	(13,229,764)	32,341,430	—
Greenwood Plaza	Centennial, CO	—	1996	266	3,990,000	35,846,708	2,744,839	3,990,000	38,591,547	42,581,547	(12,762,175)	29,819,372	—
Hammocks Place	Miami, FL	—	1986	296	319,180	12,513,467	5,338,503	319,180	17,851,970	18,171,150	(12,636,539)	5,534,611	—
Hampshire Place	Los Angeles, CA	—	1989	259	10,806,000	30,335,330	3,447,199	10,806,000	33,782,529	44,588,529	(12,995,633)	31,592,896	—
Harbor Steps	Seattle, WA	Y	2000	758	59,387,158	158,829,432	14,399,390	59,387,158	173,228,822	232,615,980	(59,958,870)	172,657,110	—
Heritage at Stone Ridge	Burlington, MA	—	2005	180	10,800,000	31,808,335	1,240,736	10,800,000	33,049,071	43,849,071	(11,857,633)	31,991,438	—
Heritage Ridge	Lynwood, WA	—	1999	197	6,895,000	18,983,597	885,040	6,895,000	19,868,637	26,763,637	(8,025,318)	18,738,319	—
Heron Pointe	Boynton Beach, FL	—	1989	192	1,546,700	7,774,676	2,523,556	1,546,700	10,298,232	11,844,932	(6,663,332)	5,181,600	—
Hesby	North Hollywood, CA	—	2013	308	23,299,892	102,700,108	53,278	23,299,892	102,753,386	126,053,278	(3,116,198)	122,937,080	—
High Meadow	Ellington, CT	—	1975	100	583,679	3,901,774	1,204,674	583,679	5,106,448	5,690,127	(2,657,575)	3,032,552	—
Highland Glen	Westwood, MA	—	1979	180	2,229,095	16,828,153	2,784,639	2,229,095	19,612,792	21,841,887	(10,224,890)	11,616,997	—
Highland Glen II	Westwood, MA	—	2007	102	—	19,875,857	168,257	—	20,044,114	20,044,114	(5,731,936)	14,312,178	—
Highlands at Cherry Hill	Cherry Hills, NJ	—	2002	170	6,800,000	21,459,108	908,619	6,800,000	22,367,727	29,167,727	(8,000,482)	21,167,245	—
Highlands at South Plainfield	South Plainfield, NJ	—	2000	252	10,080,000	37,526,912	1,066,617	10,080,000	38,593,529	48,673,529	(13,169,823)	35,503,706	—
Hikari	Los Angeles, CA	Y	2007	128	9,435,760	32,564,240	226,353	9,435,760	32,790,593	42,226,353	(5,483,065)	36,743,288	—
Hudson Crossing	New York, NY	Y	2003	259	23,420,000	69,977,699	1,911,448	23,420,000	71,889,147	95,309,147	(25,933,022)	69,376,125	—
Hudson Crossing II	New York, NY	—	(F)	—	10,599,286	361,404	—	10,599,286	361,404	10,960,690	—	10,960,690	—
Hudson Pointe	Jersey City, NJ	—	2003	182	5,350,000	41,114,074	2,675,247	5,350,000	43,789,321	49,139,321	(16,766,304)	32,373,017	—
Hunt Club II	Charlotte, NC	—	(F)	—	100,000	—	—	100,000	—	100,000	—	100,000	—
Huntington Park	Everett, WA	—	1991	381	1,597,500	14,367,864	5,321,606	1,597,500	19,689,470	21,286,970	(14,109,888)	7,177,082	—
Jia (fka Chinatown Gateway)	Los Angeles, CA	Y	2014	280	14,791,831	74,818,783	92,185	14,791,831	74,910,968	89,702,799	(3,493,876)	86,208,923	—
Junction 47 (fka West Seattle)	Seattle, WA	Y	(F)	—	11,726,305	32,787,325	—	11,726,305	32,787,325	44,513,630	—	44,513,630	—
Kenwood Mews	Burbank, CA	—	1991	141	14,100,000	24,662,883	3,139,424	14,100,000	27,802,307	41,902,307	(9,416,490)	32,485,817	—
Kings Colony (FL)	Miami, FL	—	1986	480	19,200,000	48,379,586	5,959,307	19,200,000	54,338,893	73,538,893	(20,308,990)	53,229,903	—
Landings at Pembroke Lakes	Pembroke Pines, FL	—	1989	358	17,900,000	24,460,989	5,417,847	17,900,000	29,878,836	47,778,836	(13,049,614)	34,729,222	—
Landings at Port Imperial	W. New York, NJ	—	1999	276	27,246,045	37,741,050	7,383,017	27,246,045	45,124,067	72,370,112	(23,206,569)	49,163,543	—
Legacy at Highlands Ranch	Highlands Ranch, CO	—	1999	422	6,330,000	37,557,013	2,638,356	6,330,000	40,195,369	46,525,369	(15,555,886)	30,969,483	—
Lincoln Heights	Quincy, MA	—	1991	336	5,928,400	33,595,262	11,650,955	5,928,400	45,246,217	51,174,617	(27,775,700)	23,398,917	—
Lofts 590	Arlington, VA	—	2005	212	20,100,000	67,909,023	103,786	20,100,000	68,012,809	88,112,809	(6,942,600)	81,170,209	—
Lofts at Kendall Square (fka Kendall Square)	Cambridge, MA	—	1998	186	23,300,000	78,445,657	2,018,131	23,300,000	80,463,788	103,763,788	(8,212,576)	95,551,212	—
Longacre House	New York, NY	Y	2000	293	73,170,045	53,962,510	1,359,584	73,170,045	55,322,094	128,492,139	(17,329,569)	111,162,570	—
Longfellow Place	Boston, MA	Y	1975	710	53,164,160	186,182,421	79,837,257	53,164,160	266,019,678	319,183,838	(143,763,840)	175,419,998	—
Mantena	New York, NY	Y	2012	98	22,346,513	61,501,158	261,029	22,346,513	61,762,187	84,108,700	(6,972,870)	77,135,830	—
Marina 41 (fka Marina Del Rey)	Marina Del Rey, CA	—	1973	623	—	168,842,442	3,512,278	—	172,354,720	172,354,720	(20,885,949)	151,468,771	—
Mariposa at Playa Del Rey (fka Playa Del Rey)	Playa Del Rey, CA	—	2004	354	60,900,000	89,311,482	2,751,781	60,900,000	92,063,263	152,963,263	(10,307,910)	142,655,353	—
Marquessa	Corona Hills, CA	—	1992	336	6,888,500	21,604,584	3,638,093	6,888,500	25,242,677	32,131,177	(15,261,218)	16,869,959	—
Martine, The	Bellevue, WA	—	1984	67	3,200,000	9,616,264	3,168,293	3,200,000	12,784,557	15,984,557	(4,645,681)	11,338,876	—
Milano Lofts	Los Angeles, CA	Y	1925/2006	99	8,125,216	27,378,784	337,583	8,125,216	27,716,367	35,841,583	(3,549,329)	32,292,254	—
Millikan	Irvine, CA	—	(F)	—	11,049,027	30,318,032	—	11,049,027	30,318,032	41,367,059	—	41,367,059	—
Miramar Lakes	Miramar, FL	—	2003	344	17,200,000	51,487,235	2,246,702	17,200,000	53,733,937	70,933,937	(19,418,255)	51,515,682	—
Mosaic at Largo Station	Hyattsville, MD	—	2008	242	4,120,800	42,477,297	543,227	4,120,800	43,020,524	47,141,324	(11,883,141)	35,258,183	—
Mozaic at Union Station	Los Angeles, CA	—	2007	272	8,500,000	52,529,446	1,415,603	8,500,000	53,945,049	62,445,049	(16,666,145)	45,778,904	—
Murray Hill Tower (fka Murray Hill)	New York, NY	Y	1974	270	75,800,000	102,705,401	2,298,858	75,800,000	105,004,259	180,804,259	(14,081,429)	166,722,830	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/14
Apartment Name	Location	Retail/Commercial Space (G)	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/14 (B)	Encumbrances
Northglen	Valencia, CA	—	1988	234	9,360,000	20,778,553	2,130,660	9,360,000	22,909,213	32,269,213	(11,564,178)	20,705,035	—
Northlake (MD)	Germantown, MD	—	1985	304	15,000,000	23,142,302	10,324,900	15,000,000	33,467,202	48,467,202	(16,634,313)	31,832,889	—
Northridge	Pleasant Hill, CA	—	1974	221	5,527,800	14,691,705	10,017,139	5,527,800	24,708,844	30,236,644	(14,954,766)	15,281,878	—
Oak Mill I	Germantown, MD	—	1984	208	10,000,000	13,155,522	7,666,964	10,000,000	20,822,486	30,822,486	(10,690,161)	20,132,325	—
Oak Park North	Agoura Hills, CA	—	1990	220	1,706,900	15,362,666	4,313,705	1,706,900	19,676,371	21,383,271	(12,773,791)	8,609,480	—
Oak Park South	Agoura Hills, CA	—	1989	224	1,683,800	15,154,608	4,367,145	1,683,800	19,521,753	21,205,553	(12,723,696)	8,481,857	—
Oaks at Falls Church	Falls Church, VA	—	1966	176	20,240,000	20,152,616	3,918,112	20,240,000	24,070,728	44,310,728	(9,576,777)	34,733,951	—
Oakwood Boston	Boston, MA	Y	1901	94	22,200,000	28,672,979	803,040	22,200,000	29,476,019	51,676,019	(3,687,255)	47,988,764	—
Oakwood Crystal City	Arlington, VA	—	1987	162	15,400,000	35,474,336	320,085	15,400,000	35,794,421	51,194,421	(4,189,805)	47,004,616	—
Oakwood Marina Del Rey	Marina Del Rey, CA	—	1969	597	—	120,795,359	1,287,912	—	122,083,271	122,083,271	(14,413,937)	107,669,334	—
Oasis at Delray Beach I	Delray Beach, FL	—	1999	196	5,900,000	25,150,766	793,145	5,900,000	25,943,911	31,843,911	(3,587,721)	28,256,190	—
Oasis at Delray Beach II	Delray Beach, FL	—	2013	128	3,840,000	18,144,377	1,844	3,840,000	18,146,221	21,986,221	(1,077,031)	20,909,190	—
Ocean Crest	Solana Beach, CA	—	1986	146	5,111,200	11,910,438	2,935,597	5,111,200	14,846,035	19,957,235	(8,670,106)	11,287,129	—
Olde Redmond Place	Redmond, WA	—	1986	192	4,807,100	14,126,038	4,477,139	4,807,100	18,603,177	23,410,277	(11,824,788)	11,585,489	—
One Henry Adams	San Francisco, CA	—	(F)	—	30,952,393	8,970,233	—	30,952,393	8,970,233	39,922,626	—	39,922,626	—
Orchard Ridge	Lynnwood, WA	—	1988	104	480,600	4,372,033	1,640,650	480,600	6,012,683	6,493,283	(4,200,950)	2,292,333	—
Pacific Place	Los Angeles, CA	—	2008	430	32,250,000	110,750,000	572,991	32,250,000	111,322,991	143,572,991	(9,391,616)	134,181,375	—
Palm Trace Landings	Davie, FL	—	1995	768	38,400,000	105,693,432	4,412,321	38,400,000	110,105,753	148,505,753	(39,754,320)	108,751,433	—
Parc 77	New York, NY	Y	1903	137	40,504,000	18,025,679	5,211,253	40,504,000	23,236,932	63,740,932	(9,380,110)	54,360,822	—
Parc Cameron	New York, NY	Y	1927	166	37,600,000	9,855,597	6,069,564	37,600,000	15,925,161	53,525,161	(7,957,659)	45,567,502	—
Parc Coliseum	New York, NY	Y	1910	177	52,654,000	23,045,751	7,981,026	52,654,000	31,026,777	83,680,777	(12,833,483)	70,847,294	—
Parc East Towers	New York, NY	Y	1977	324	102,163,000	108,989,402	7,888,302	102,163,000	116,877,704	219,040,704	(35,905,223)	183,135,481	—
Parc on Powell (fka Parkside at Emeryville)	Emeryville, CA	Y	(F)	—	16,657,467	55,107,488	—	16,657,467	55,107,488	71,764,955	—	71,764,955	—
Park Aire	Wellington, FL	—	2014	268	8,000,000	40,917,239	7,790	8,000,000	40,925,029	48,925,029	(1,877,464)	47,047,565	—
Park at Pentagon Row (fka Pentagon City)	Arlington, VA	Y	1990	298	28,300,000	78,838,184	313,935	28,300,000	79,152,119	107,452,119	(8,734,530)	98,717,589	—
Park at Turtle Run, The	Coral Springs, FL	—	2001	257	15,420,000	36,064,629	1,328,323	15,420,000	37,392,952	52,812,952	(14,395,758)	38,417,194	—
Park Connecticut	Washington, D.C.	—	2000	142	13,700,000	59,087,519	438,263	13,700,000	59,525,782	73,225,782	(5,926,288)	67,299,494	—
Park Hacienda (fka Hacienda)	Pleasanton, CA	—	2000	540	43,200,000	128,753,359	418,551	43,200,000	129,171,910	172,371,910	(15,002,224)	157,369,686	—
Park West (CA)	Los Angeles, CA	—	1987/1990	444	3,033,500	27,302,383	8,693,445	3,033,500	35,995,828	39,029,328	(23,298,739)	15,730,589	—
Parkfield	Denver, CO	—	2000	476	8,330,000	28,667,618	3,305,900	8,330,000	31,973,518	40,303,518	(16,037,171)	24,266,347	—
Parkside	Union City, CA	—	1979	208	6,246,700	11,827,453	3,900,616	6,246,700	15,728,069	21,974,769	(10,008,760)	11,966,009	—
Pegasus	Los Angeles, CA	Y	1949/2003	322	18,094,052	81,905,948	2,301,007	18,094,052	84,206,955	102,301,007	(16,114,037)	86,186,970	—
Phillips Park	Wellesley, MA	—	1988	49	816,922	5,460,955	1,092,085	816,922	6,553,040	7,369,962	(3,527,505)	3,842,457	—
Playa Pacifica	Hermosa Beach, CA	—	1972	285	35,100,000	33,473,822	8,205,881	35,100,000	41,679,703	76,779,703	(18,071,577)	58,708,126	—
Portofino	Chino Hills, CA	—	1989	176	3,572,400	14,660,994	3,469,722	3,572,400	18,130,716	21,703,116	(10,641,056)	11,062,060	—
Portofino (Val)	Valencia, CA	—	1989	216	8,640,000	21,487,126	2,770,117	8,640,000	24,257,243	32,897,243	(12,417,735)	20,479,508	—
Portside Towers	Jersey City, NJ	Y	1992-1997	527	22,487,006	96,842,913	19,411,866	22,487,006	116,254,779	138,741,785	(66,421,447)	72,320,338	—
Potrero	San Francisco, CA	Y	(F)	—	40,830,011	31,523,663	—	40,830,011	31,523,663	72,353,674	—	72,353,674	—
Prado (fka Glendale)	Glendale, CA	—	1988	264	—	67,977,313	1,102,967	—	69,080,280	69,080,280	(7,364,217)	61,716,063	—
Preserve at Deer Creek	Deerfield Beach, FL	—	1997	540	13,500,000	60,011,208	11,156,351	13,500,000	71,167,559	84,667,559	(27,613,392)	57,054,167	—
Prime, The	Arlington, VA	—	2002	256	32,000,000	64,436,539	1,229,561	32,000,000	65,666,100	97,666,100	(21,188,390)	76,477,710	—
Promenade at Aventura	Aventura, FL	—	1995	296	13,320,000	30,353,748	6,987,572	13,320,000	37,341,320	50,661,320	(18,578,470)	32,082,850	—
Promenade at Town Center I	Valencia, CA	—	2001	294	14,700,000	35,390,279	2,630,025	14,700,000	38,020,304	52,720,304	(15,471,823)	37,248,481	—
Promenade at Town Center II	Valencia, CA	—	2001	270	13,500,000	34,405,636	2,374,656	13,500,000	36,780,292	50,280,292	(14,862,278)	35,418,014	—
Promenade at Wyndham Lakes	Coral Springs, FL	—	1998	332	6,640,000	26,743,760	5,169,866	6,640,000	31,913,626	38,553,626	(16,302,998)	22,250,628	—
Promenade Terrace	Corona, CA	—	1990	330	2,272,800	20,546,289	5,975,907	2,272,800	26,522,196	28,794,996	(17,641,430)	11,153,566	—
Quarry Hills	Quincy, MA	—	2006	316	26,900,000	84,411,162	417,784	26,900,000	84,828,946	111,728,946	(9,818,230)	101,910,716	—
Red 160 (fka Redmond Way)	Redmond, WA	Y	2011	250	15,546,376	65,320,010	761,676	15,546,376	66,081,686	81,628,062	(8,975,666)	72,652,396	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/14
Apartment Name	Location	Retail/Commercial Space (G)	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/14 (B)	Encumbrances
Red Road Commons	Miami, FL	Y	2009	404	27,383,547	99,656,440	2,120,113	27,383,547	101,776,553	129,160,100	(18,087,040)	111,073,060	—
Redmond Court	Bellevue, WA	—	1977	206	10,300,000	33,488,745	607,648	10,300,000	34,096,393	44,396,393	(3,981,275)	40,415,118	—
Regency Palms	Huntington Beach, CA	—	1969	310	1,857,400	16,713,254	5,435,303	1,857,400	22,148,557	24,005,957	(15,007,785)	8,998,172	—
Renaissance Villas	Berkeley, CA	Y	1998	34	2,458,000	4,542,000	140,950	2,458,000	4,682,950	7,140,950	(1,389,449)	5,751,501	—
Reserve at Ashley Lake	Boynton Beach, FL	—	1990	440	3,520,400	23,332,494	6,923,362	3,520,400	30,255,856	33,776,256	(18,742,933)	15,033,323	—
Reserve at Mountain View (fka Mountian View)	Mountain View, CA	—	1965	180	27,000,000	33,029,605	242,910	27,000,000	33,272,515	60,272,515	(4,243,783)	56,028,732	—
Reserve at Town Center II (WA)	Mill Creek, WA	—	2009	100	4,310,417	17,165,142	84,183	4,310,417	17,249,325	21,559,742	(3,154,760)	18,404,982	—
Reserve at Town Center III	Mill Creek, WA	Y	2014	95	2,089,388	19,174,300	1,431	2,089,388	19,175,731	21,265,119	(736,100)	20,529,019	—
Residences at Bayview	Pompano Beach, FL	Y	2004	225	5,783,545	39,334,455	1,213,792	5,783,545	40,548,247	46,331,792	(9,079,046)	37,252,746	—
Residences at Westgate I (fka Westgate II)	Pasadena, CA	Y	2014	252	17,859,785	106,746,558	—	17,859,785	106,746,558	124,606,343	(1,278,424)	123,327,919	—
Residences at Westgate II (fka Westgate III)	Pasadena, CA	Y	(F)	—	12,118,061	33,542,963	—	12,118,061	33,542,963	45,661,024	—	45,661,024	—
Reunion at Redmond Ridge (fka Redmond Ridge)	Redmond, WA	—	2008	321	6,975,705	46,175,001	300,070	6,975,705	46,475,071	53,450,776	(11,417,545)	42,033,231	—
Rianna I	Seattle, WA	Y	2000	78	2,268,160	14,864,482	425,331	2,268,160	15,289,813	17,557,973	(3,897,325)	13,660,648	—
Ridgewood Village I&II	San Diego, CA	—	1997	408	11,809,500	34,004,048	4,650,898	11,809,500	38,654,946	50,464,446	(19,997,912)	30,466,534	—
Riva Terra I (fka Redwood Shores)	Redwood City, CA	—	1986	304	34,963,355	84,587,658	957,762	34,963,355	85,545,420	120,508,775	(9,986,376)	110,522,399	—
Riva Terra II (fka Harborside)	Redwood City, CA	—	1986	149	17,136,645	40,536,531	1,331,562	17,136,645	41,868,093	59,004,738	(4,516,747)	54,487,991	—
River Tower	New York, NY	Y	1982	323	118,669,441	98,880,559	5,781,678	118,669,441	104,662,237	223,331,678	(28,053,948)	195,277,730	—
Riverpark	Redmond, WA	Y	2009	319	14,355,000	80,894,049	625,094	14,355,000	81,519,143	95,874,143	(11,733,102)	84,141,041	—
Rivers Bend (CT)	Windsor, CT	—	1973	373	3,325,517	22,573,826	3,186,964	3,325,517	25,760,790	29,086,307	(13,537,132)	15,549,175	—
Riverview Condominiums	Norwalk, CT	—	1991	92	2,300,000	7,406,730	2,467,328	2,300,000	9,874,058	12,174,058	(5,541,526)	6,632,532	—
Rolling Green (Milford)	Milford, MA	—	1970	304	2,012,350	13,452,150	5,922,309	2,012,350	19,374,459	21,386,809	(10,707,965)	10,678,844	—
Rosecliff II	Quincy, MA	—	2005	130	4,922,840	30,202,160	477,564	4,922,840	30,679,724	35,602,564	(5,256,770)	30,345,794	—
Sabal Pointe	Coral Springs, FL	—	1995	276	1,951,600	17,570,508	7,140,842	1,951,600	24,711,350	26,662,950	(15,728,545)	10,934,405	—
Sage	Everett, WA	—	2002	123	2,500,000	12,021,256	632,845	2,500,000	12,654,101	15,154,101	(4,686,644)	10,467,457	—
Sakura Crossing	Los Angeles, CA	Y	2009	230	14,641,990	42,858,010	445,099	14,641,990	43,303,109	57,945,099	(8,084,997)	49,860,102	—
Savoy at Dayton Station I & II (fka Savoy I)	Aurora, CO	—	2001	444	5,450,295	38,765,670	3,405,215	5,450,295	42,170,885	47,621,180	(17,320,767)	30,300,413	—
Savoy at Dayton Station III (fka Savoy III)	Aurora, CO	—	2012	168	659,165	21,274,302	79,142	659,165	21,353,444	22,012,609	(2,539,418)	19,473,191	—
Scarborough Square	Rockville, MD	—	1967	121	1,815,000	7,608,126	2,968,824	1,815,000	10,576,950	12,391,950	(6,577,786)	5,814,164	—
Seventh & James	Seattle, WA	—	1992	96	663,800	5,974,803	3,665,212	663,800	9,640,015	10,303,815	(6,286,805)	4,017,010	—
Shadow Creek	Winter Springs, FL	—	2000	280	6,000,000	21,719,768	2,299,111	6,000,000	24,018,879	30,018,879	(9,913,377)	20,105,502	—
Sheffield Court	Arlington, VA	—	1986	597	3,342,381	31,337,332	13,400,936	3,342,381	44,738,268	48,080,649	(29,786,965)	18,293,684	—
Sheridan Lake Club	Dania Beach, FL	—	2001	240	12,000,000	23,170,580	1,964,151	12,000,000	25,134,731	37,134,731	(9,437,897)	27,696,834	—
Sheridan Ocean Club Combined	Dania Beach, FL	—	1991	648	18,313,414	47,091,594	17,651,928	18,313,414	64,743,522	83,056,936	(32,954,888)	50,102,048	—
Skycrest	Valencia, CA	—	1999	264	10,560,000	25,574,457	2,362,878	10,560,000	27,937,335	38,497,335	(14,051,911)	24,445,424	—
Skylark	Union City, CA	—	1986	174	1,781,600	16,731,916	2,659,208	1,781,600	19,391,124	21,172,724	(10,873,674)	10,299,050	—
Skyline Terrace	Burlingame, CA	—	1967 & 1987	138	16,836,000	35,414,000	4,187,335	16,836,000	39,601,335	56,437,335	(8,225,224)	48,212,111	—
Skyline Towers	Falls Church, VA	Y	1971	939	78,278,200	91,485,591	32,273,806	78,278,200	123,759,397	202,037,597	(54,795,726)	147,241,871	—
Sonterra at Foothill Ranch	Foothill Ranch, CA	—	1997	300	7,503,400	24,048,507	2,564,362	7,503,400	26,612,869	34,116,269	(15,189,055)	18,927,214	—
South City Station (fka South San Francisco)	San Francisco, CA	Y	2007	360	68,900,000	79,476,861	1,392,508	68,900,000	80,869,369	149,769,369	(9,849,234)	139,920,135	—
South Winds	Fall River, MA	—	1971	404	2,481,821	16,780,359	5,195,897	2,481,821	21,976,256	24,458,077	(12,085,135)	12,372,942	—
Southwood	Palo Alto, CA	—	1985	100	6,936,600	14,324,069	3,085,293	6,936,600	17,409,362	24,345,962	(10,084,791)	14,261,171	—
Springbrook Estates	Riverside, CA	—	(F)	—	18,200,000	—	—	18,200,000	—	18,200,000	—	18,200,000	—
Square One	Seattle, WA	—	2014	112	7,222,544	26,277,456	(4)	7,222,544	26,277,452	33,499,996	(93,215)	33,406,781	—
St. Andrews at Winston Park	Coconut Creek, FL	—	1997	284	5,680,000	19,812,090	5,167,806	5,680,000	24,979,896	30,659,896	(11,483,152)	19,176,744	—
Summerset Village II	Chatsworth, CA	—	(F)	—	260,646	—	—	260,646	—	260,646	—	260,646	—
Summit & Birch Hill	Farmington, CT	—	1967	186	1,757,438	11,748,112	3,477,936	1,757,438	15,226,048	16,983,486	(8,409,730)	8,573,756	—
Summit at Lake Union	Seattle, WA	—	1995 -1997	150	1,424,700	12,852,461	4,489,502	1,424,700	17,341,963	18,766,663	(10,565,888)	8,200,775	—
Summit at Sausalito (fka Sausalito)	Sausalito, CA	—	1978	198	26,000,000	28,435,024	1,373,534	26,000,000	29,808,558	55,808,558	(4,476,616)	51,331,942	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/14
Apartment Name	Location	Retail/Commercial Space (G)	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/14 (B)	Encumbrances
Tallman	Seattle, WA	—	(F)	—	16,842,249	38,951,437	—	16,842,249	38,951,437	55,793,686	—	55,793,686	—
Tasman (fka Vista Montana - Residential)	San Jose, CA	—	(F)	—	27,709,329	91,844,910	—	27,709,329	91,844,910	119,554,239	—	119,554,239	—
Ten23 (fka 500 West 23rd Street)	New York, NY	Y	2011	111	—	58,856,293	109,788	—	58,966,081	58,966,081	(6,036,550)	52,929,531	—
Terraces, The	San Francisco, CA	Y	1975	117	14,087,610	16,314,151	698,702	14,087,610	17,012,853	31,100,463	(3,403,077)	27,697,386	—
Third Square	Cambridge, MA	Y	2008/2009	471	26,767,171	218,822,728	3,859,006	26,767,171	222,681,734	249,448,905	(46,866,757)	202,582,148	—
Three20	Seattle, WA	Y	2013	134	7,030,766	29,078,811	324,200	7,030,766	29,403,011	36,433,777	(1,679,563)	34,754,214	—
Tortuga Bay	Orlando, FL	—	2004	314	6,280,000	32,121,779	1,652,231	6,280,000	33,774,010	40,054,010	(12,539,818)	27,514,192	—
Town Center South Commercial Tract	St. Charles, MD	—	(F)	—	1,500,000	5,499	—	1,500,000	5,499	1,505,499	—	1,505,499	—
Town Square at Mark Center II	Alexandria, VA	—	2001	272	15,568,464	55,029,607	674,851	15,568,464	55,704,458	71,272,922	(12,914,649)	58,358,273	—
Trump Place, 140 Riverside	New York, NY	Y	2003	354	103,539,100	94,082,725	4,343,151	103,539,100	98,425,876	201,964,976	(33,587,819)	168,377,157	—
Trump Place, 160 Riverside	New York, NY	Y	2001	455	139,933,500	190,964,745	10,315,504	139,933,500	201,280,249	341,213,749	(67,180,501)	274,033,248	—
Trump Place, 180 Riverside	New York, NY	Y	1998	516	144,968,250	138,346,681	8,758,301	144,968,250	147,104,982	292,073,232	(50,963,924)	241,109,308	—
Urbana (fka Market Street Landing)	Seattle, WA	Y	2014	287	12,542,418	74,247,060	592,913	12,542,418	74,839,973	87,382,391	(2,706,973)	84,675,418	—
Uwajimaya Village	Seattle, WA	—	2002	176	8,800,000	22,188,288	463,663	8,800,000	22,651,951	31,451,951	(8,690,210)	22,761,741	—
Vantage Pointe	San Diego, CA	Y	2009	679	9,403,960	190,596,040	6,068,618	9,403,960	196,664,658	206,068,618	(37,027,336)	169,041,282	—
Veloce	Redmond, WA	Y	2009	322	15,322,724	76,176,594	253,112	15,322,724	76,429,706	91,752,430	(7,951,300)	83,801,130	—
Verde Condominium Homes (fka Mission Verde, LLC)	San Jose, CA	—	1986	108	5,190,700	9,679,109	3,659,737	5,190,700	13,338,846	18,529,546	(8,271,659)	10,257,887	—
Veridian (fka Silver Spring)	Silver Spring, MD	Y	2009	457	18,539,817	130,407,365	1,187,628	18,539,817	131,594,993	150,134,810	(25,425,869)	124,708,941	—
Villa Solana	Laguna Hills, CA	—	1984	272	1,665,100	14,985,678	9,004,790	1,665,100	23,990,468	25,655,568	(16,477,170)	9,178,398	—
Village at Bear Creek	Lakewood, CO	—	1987	472	4,519,700	40,676,390	5,730,669	4,519,700	46,407,059	50,926,759	(28,337,074)	22,589,685	—
Village at Del Mar Heights, The (fka Del Mar Heights)	San Diego, CA	—	1986	168	15,100,000	40,859,396	252,027	15,100,000	41,111,423	56,211,423	(4,661,947)	51,549,476	—
Village at Howard Hughes, The (Lots 1 & 2)	Los Angeles, CA	—	(F)	—	43,783,485	42,858,234	—	43,783,485	42,858,234	86,641,719	—	86,641,719	—
Virginia Square	Arlington, VA	Y	2002	231	—	85,940,003	1,862,631	—	87,802,634	87,802,634	(9,021,044)	78,781,590	—
Vista Del Lago	Mission Viejo, CA	—	1986-1988	608	4,525,800	40,736,293	15,509,600	4,525,800	56,245,893	60,771,693	(39,353,877)	21,417,816	—
Walden Park	Cambridge, MA	—	1966	232	12,448,888	52,044,448	3,585,931	12,448,888	55,630,379	68,079,267	(10,279,717)	57,799,550	—
Waterford Place (CO)	Thornton, CO	—	1998	336	5,040,000	29,946,419	1,892,852	5,040,000	31,839,271	36,879,271	(13,850,610)	23,028,661	—
Watertown Square	Watertown, MA	Y	2005	134	16,800,000	34,074,056	273,661	16,800,000	34,347,717	51,147,717	(3,888,131)	47,259,586	—
Webster Green	Needham, MA	—	1985	77	1,418,893	9,485,006	1,311,268	1,418,893	10,796,274	12,215,167	(5,513,744)	6,701,423	—
Welleby Lake Club	Sunrise, FL	—	1991	304	3,648,000	17,620,879	6,006,733	3,648,000	23,627,612	27,275,612	(13,651,141)	13,624,471	—
West 96th	New York, NY	Y	1987	207	84,800,000	67,055,502	1,691,019	84,800,000	68,746,521	153,546,521	(10,502,306)	143,044,215	—
West End Apartments (fka Emerson Place/ CRP II)	Boston, MA	Y	2008	310	469,546	163,123,022	1,657,912	469,546	164,780,934	165,250,480	(38,899,184)	126,351,296	—
Westchester at Pavilions	Waldorf, MD	Y	2009	491	11,900,000	89,612,465	454,376	11,900,000	90,066,841	101,966,841	(8,949,050)	93,017,791	—
Westchester at Rockville	Rockville, MD	—	2009	192	10,600,000	44,135,207	277,296	10,600,000	44,412,503	55,012,503	(5,009,486)	50,003,017	—
Westmont	New York, NY	Y	1986	163	64,900,000	61,143,259	761,971	64,900,000	61,905,230	126,805,230	(7,967,408)	118,837,822	—
Westside	Los Angeles, CA	—	2004	204	34,200,000	56,962,630	1,269,381	34,200,000	58,232,011	92,432,011	(6,264,171)	86,167,840	—
Westside Villas I	Los Angeles, CA	—	1999	21	1,785,000	3,233,254	357,453	1,785,000	3,590,707	5,375,707	(1,813,481)	3,562,226	—
Westside Villas II	Los Angeles, CA	—	1999	23	1,955,000	3,541,435	250,691	1,955,000	3,792,126	5,747,126	(1,850,426)	3,896,700	—
Westside Villas III	Los Angeles, CA	—	1999	36	3,060,000	5,538,871	377,157	3,060,000	5,916,028	8,976,028	(2,880,318)	6,095,710	—
Westside Villas IV	Los Angeles, CA	—	1999	36	3,060,000	5,539,390	385,604	3,060,000	5,924,994	8,984,994	(2,887,551)	6,097,443	—
Westside Villas V	Los Angeles, CA	—	1999	60	5,100,000	9,224,485	657,592	5,100,000	9,882,077	14,982,077	(4,823,944)	10,158,133	—
Westside Villas VI	Los Angeles, CA	—	1989	18	1,530,000	3,023,523	318,754	1,530,000	3,342,277	4,872,277	(1,665,408)	3,206,869	—
Westside Villas VII	Los Angeles, CA	—	2001	53	4,505,000	10,758,900	616,684	4,505,000	11,375,584	15,880,584	(4,960,551)	10,920,033	—
Westwood Glen	Westwood, MA	—	1972	156	1,616,505	10,806,004	2,225,649	1,616,505	13,031,653	14,648,158	(6,710,710)	7,937,448	—
Windridge (CA)	Laguna Niguel, CA	—	1989	344	2,662,900	23,985,497	8,684,076	2,662,900	32,669,573	35,332,473	(21,637,211)	13,695,262	—
Winston, The (FL)	Pembroke Pines, FL	—	2001/2003	464	18,561,000	49,527,569	2,852,872	18,561,000	52,380,441	70,941,441	(18,475,139)	52,466,302	—
Wood Creek I	Pleasant Hill, CA	—	1987	256	9,729,900	23,009,768	6,555,668	9,729,900	29,565,436	39,295,336	(17,862,164)	21,433,172	—
Woodbridge (CT)	Newington, CT	—	1968	73	498,377	3,331,548	1,266,343	498,377	4,597,891	5,096,268	(2,465,999)	2,630,269	—
Woodlake (WA)	Kirkland, WA	—	1984	288	6,631,400	16,735,484	3,790,078	6,631,400	20,525,562	27,156,962	(12,057,883)	15,099,079	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/14
Apartment Name	Location	Retail/Commercial Space (G)	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/14 (B)	Encumbrances
Woodland Park	East Palo Alto, CA	Y	1953	1,809	72,627,418	57,649,069	9,382,472	72,627,418	67,031,541	139,658,959	(24,058,784)	115,600,175	—
Management Business	Chicago, IL	—	(D)	—	—	—	103,392,322	—	103,392,322	103,392,322	(79,507,853)	23,884,469	—
Operating Partnership	Chicago, IL	—	(F)	—	—	1,434,910	—	—	1,434,910	1,434,910	—	1,434,910	—
EQR Wholly Owned Unencumbered				69,217	4,798,437,902	12,737,799,082	1,002,255,162	4,798,437,902	13,740,054,244	18,538,492,146	(3,650,524,741)	14,887,967,405	—
EQR Wholly Owned Encumbered:
101 West End	New York, NY	Y	2000	506	190,600,000	131,374,708	1,868,722	190,600,000	133,243,430	323,843,430	(19,903,961)	303,939,469	104,781,651
1401 Joyce on Pentagon Row	Arlington, VA	—	2004	326	9,780,000	89,668,165	793,393	9,780,000	90,461,558	100,241,558	(22,366,104)	77,875,454	57,428,472
2501 Porter	Washington, D.C.	—	1988	202	13,000,000	75,271,179	1,555,253	13,000,000	76,826,432	89,826,432	(7,789,697)	82,036,735	(L)
300 East 39th (fka East 39th)	New York, NY	Y	2001	254	48,900,000	96,174,639	868,920	48,900,000	97,043,559	145,943,559	(11,236,211)	134,707,348	59,449,107
3003 Van Ness (fka Van Ness)	Washington, D.C.	—	1970	625	56,300,000	141,191,580	2,514,645	56,300,000	143,706,225	200,006,225	(16,968,210)	183,038,015	(K)
303 East 83rd (fka Camargue)	New York, NY	Y	1976	261	79,400,000	79,122,624	738,175	79,400,000	79,860,799	159,260,799	(10,706,970)	148,553,829	(L)
425 Broadway	Santa Monica, CA	Y	2001	101	12,600,000	34,394,772	680,943	12,600,000	35,075,715	47,675,715	(3,569,288)	44,106,427	(L)
4701 Willard	Chevy Chase, MD	Y	1966	513	76,921,130	153,947,682	20,688,968	76,921,130	174,636,650	251,557,780	(24,386,428)	227,171,352	98,427,692
55 West Fifth I & II (fka Townhouse Plaza and Gardens)	San Mateo, CA	—	1964/1972	241	21,041,710	71,931,323	8,114,511	21,041,710	80,045,834	101,087,544	(9,767,221)	91,320,323	29,128,487
77 Park Avenue (fka Hoboken)	Hoboken, NJ	Y	2000	301	27,900,000	168,992,440	1,559,417	27,900,000	170,551,857	198,451,857	(16,271,604)	182,180,253	(K)
800 Sixth Ave (fka Chelsea)	New York, NY	Y	2003	266	59,900,000	155,861,605	218,240	59,900,000	156,079,845	215,979,845	(16,645,847)	199,333,998	76,680,282
929 House	Cambridge, MA	Y	1975	127	3,252,993	21,745,595	5,861,409	3,252,993	27,607,004	30,859,997	(13,677,315)	17,182,682	1,784,337
Academy Village	North Hollywood, CA	—	1989	248	25,000,000	23,593,194	7,244,947	25,000,000	30,838,141	55,838,141	(14,131,888)	41,706,253	20,000,000
Acappella	Pasadena, CA	—	2002	143	5,839,548	29,360,452	902,132	5,839,548	30,262,584	36,102,132	(6,456,855)	29,645,277	19,842,607
Acton Courtyard	Berkeley, CA	Y	2003	71	5,550,000	15,785,509	174,547	5,550,000	15,960,056	21,510,056	(5,066,680)	16,443,376	9,920,000
Alborada	Fremont, CA	—	1999	442	24,310,000	59,214,129	3,040,631	24,310,000	62,254,760	86,564,760	(31,791,543)	54,773,217	(I)
Alcyone	Seattle, WA	Y	2004	161	11,379,497	49,360,503	(9)	11,379,497	49,360,494	60,739,991	—	60,739,991	28,910,000
Arches, The	Sunnyvale, CA	—	1974	410	26,650,000	62,850,000	851,025	26,650,000	63,701,025	90,351,025	(12,837,616)	77,513,409	(J)
Artech Building	Berkeley, CA	Y	2002	21	1,642,000	9,152,518	260,646	1,642,000	9,413,164	11,055,164	(2,729,697)	8,325,467	3,200,000
Artisan Square	Northridge, CA	—	2002	140	7,000,000	20,537,359	1,064,325	7,000,000	21,601,684	28,601,684	(9,217,575)	19,384,109	22,779,715
Avanti	Anaheim, CA	—	1987	162	12,960,000	18,497,683	1,314,548	12,960,000	19,812,231	32,772,231	(7,174,217)	25,598,014	18,169,458
Avenir	Boston, MA	Y	2009	241	—	114,321,619	551,758	—	114,873,377	114,873,377	(12,259,457)	102,613,920	94,465,696
Bachenheimer Building	Berkeley, CA	Y	2004	44	3,439,000	13,866,379	124,166	3,439,000	13,990,545	17,429,545	(4,228,536)	13,201,009	8,585,000
Bella Vista I, II, III Combined	Woodland Hills, CA	—	2003-2007	579	31,682,754	121,095,786	2,885,108	31,682,754	123,980,894	155,663,648	(40,957,341)	114,706,307	58,055,099
Berkeleyan	Berkeley, CA	Y	1998	56	4,377,000	16,022,110	321,597	4,377,000	16,343,707	20,720,707	(5,080,620)	15,640,087	8,290,000
Calvert Woodley	Washington, D.C.	—	1962	136	12,600,000	43,527,379	733,195	12,600,000	44,260,574	56,860,574	(5,010,638)	51,849,936	(L)
Canterbury	Germantown, MD	—	1986	544	2,781,300	32,942,531	15,098,222	2,781,300	48,040,753	50,822,053	(33,408,506)	17,413,547	31,680,000
Carmel Terrace	San Diego, CA	—	1988-1989	384	2,288,300	20,596,281	10,568,110	2,288,300	31,164,391	33,452,691	(22,658,333)	10,794,358	(J)
Chelsea Square	Redmond, WA	—	1991	113	3,397,100	9,289,074	1,788,938	3,397,100	11,078,012	14,475,112	(6,337,147)	8,137,965	9,270,000
Citrus Suites	Santa Monica, CA	—	1978	70	9,000,000	16,950,326	123,388	9,000,000	17,073,714	26,073,714	(1,867,465)	24,206,249	(L)
CityView at Longwood	Boston, MA	Y	1970	295	14,704,898	79,195,102	9,272,973	14,704,898	88,468,075	103,172,973	(17,874,351)	85,298,622	23,780,076
Clarendon, The	Arlington, VA	Y	2005	292	30,400,340	103,824,660	1,980,446	30,400,340	105,805,106	136,205,446	(18,582,643)	117,622,803	40,376,421
Cleveland House	Washington, D.C.	—	1953	214	18,300,000	66,392,414	1,085,128	18,300,000	67,477,542	85,777,542	(7,336,935)	78,440,607	(L)
Columbia Crossing	Arlington, VA	—	1991	247	23,500,000	53,045,073	1,524,626	23,500,000	54,569,699	78,069,699	(6,390,653)	71,679,046	(L)
Connecticut Heights	Washington, D.C.	—	1974	518	27,600,000	114,002,295	523,868	27,600,000	114,526,163	142,126,163	(12,120,961)	130,005,202	(K)
Deerwood (SD)	San Diego, CA	—	1990	316	2,082,095	18,739,815	14,095,827	2,082,095	32,835,642	34,917,737	(23,757,806)	11,159,931	(J)
Del Mar Ridge	San Diego, CA	—	1998	181	7,801,824	36,948,176	3,108,004	7,801,824	40,056,180	47,858,004	(10,328,077)	37,529,927	23,789,381
Estancia at Santa Clara (fka Santa Clara)	Santa Clara, CA	—	2000	450	—	123,759,804	526,676	—	124,286,480	124,286,480	(13,537,262)	110,749,218	(L)
Fairchase	Fairfax, VA	—	2007	392	23,500,000	87,722,321	269,692	23,500,000	87,992,013	111,492,013	(9,395,216)	102,096,797	(L)
Fairfield	Stamford, CT	Y	1996	263	6,510,200	39,690,120	6,459,297	6,510,200	46,149,417	52,659,617	(27,466,826)	25,192,791	34,595,000
Fine Arts Building	Berkeley, CA	Y	2004	100	7,817,000	26,462,772	302,689	7,817,000	26,765,461	34,582,461	(8,237,485)	26,344,976	16,215,000
Flats at DuPont Circle	Washington, D.C.	—	1967	306	35,200,000	108,768,198	504,057	35,200,000	109,272,255	144,472,255	(11,204,638)	133,267,617	(L)
Gaia Building	Berkeley, CA	Y	2000	91	7,113,000	25,623,826	225,339	7,113,000	25,849,165	32,962,165	(7,962,885)	24,999,280	14,630,000

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/14
Apartment Name	Location	Retail/Commercial Space (G)	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/14 (B)	Encumbrances
Gaithersburg Station	Gaithersburg, MD	Y	2013	389	17,500,000	74,556,144	231,854	17,500,000	74,787,998	92,287,998	(6,934,203)	85,353,795	98,884,291
Gateway at Malden Center	Malden, MA	Y	1988	203	9,209,780	25,722,666	12,495,969	9,209,780	38,218,635	47,428,415	(17,530,227)	29,898,188	14,970,000
Glo	Los Angeles, CA	Y	2008	201	16,047,023	48,650,963	394,064	16,047,023	49,045,027	65,092,050	(8,010,461)	57,081,589	31,938,525
Hathaway	Long Beach, CA	—	1987	385	2,512,500	22,611,912	7,849,296	2,512,500	30,461,208	32,973,708	(20,670,436)	12,303,272	46,517,800
Heights on Capitol Hill	Seattle, WA	Y	2006	104	5,425,000	21,138,028	265,813	5,425,000	21,403,841	26,828,841	(6,924,808)	19,904,033	28,180,585
Heronfield	Kirkland, WA	—	1990	202	9,245,000	27,017,749	2,262,931	9,245,000	29,280,680	38,525,680	(9,728,197)	28,797,483	(J)
Ivory Wood	Bothell, WA	—	2000	144	2,732,800	13,888,282	751,887	2,732,800	14,640,169	17,372,969	(5,844,211)	11,528,758	8,020,000
Kelvin Court (fka Alta Pacific)	Irvine, CA	—	2008	132	10,752,145	34,649,929	248,840	10,752,145	34,898,769	45,650,914	(8,359,653)	37,291,261	26,495,000
La Terrazza at Colma Station	Colma, CA	Y	2005	153	—	41,251,044	642,535	—	41,893,579	41,893,579	(12,830,190)	29,063,389	25,175,000
Laguna Clara	Santa Clara, CA	—	1972	264	13,642,420	29,707,475	4,256,707	13,642,420	33,964,182	47,606,602	(14,568,252)	33,038,350	(J)
Liberty Park	Braintree, MA	—	2000	202	5,977,504	26,749,111	3,730,323	5,977,504	30,479,434	36,456,938	(13,021,186)	23,435,752	24,980,280
Liberty Tower	Arlington, VA	Y	2008	235	16,382,822	83,817,078	1,124,478	16,382,822	84,941,556	101,324,378	(17,478,810)	83,845,568	46,865,218
Lindley Apartments	Encino, CA	—	2004	129	5,805,000	25,705,000	681,636	5,805,000	26,386,636	32,191,636	(5,246,707)	26,944,929	20,382,643
Longview Place	Waltham, MA	—	2004	348	20,880,000	90,255,509	3,770,380	20,880,000	94,025,889	114,905,889	(31,602,144)	83,303,745	60,073,423
Market Street Village	San Diego, CA	—	2006	229	13,740,000	40,757,301	1,480,272	13,740,000	42,237,573	55,977,573	(13,620,631)	42,356,942	(J)
Marks	Englewood, CO	Y	1987	616	4,928,500	44,622,314	11,548,101	4,928,500	56,170,415	61,098,915	(34,206,804)	26,892,111	19,195,000
Metro on First	Seattle, WA	Y	2002	102	8,540,000	12,209,981	452,229	8,540,000	12,662,210	21,202,210	(4,480,929)	16,721,281	22,843,410
Midtown 24	Plantation, FL	Y	2010	247	10,129,900	58,770,100	1,401,853	10,129,900	60,171,953	70,301,853	(10,913,036)	59,388,817	(J)
Mill Creek	Milpitas, CA	—	1991	516	12,858,693	57,168,503	5,442,026	12,858,693	62,610,529	75,469,222	(25,958,217)	49,511,005	69,312,259
Moda	Seattle, WA	Y	2009	251	12,649,228	36,842,012	751,889	12,649,228	37,593,901	50,243,129	(7,947,470)	42,295,659	(M)
Monte Viejo	Phoenix, AZ	—	2004	480	12,700,000	45,926,784	1,356,649	12,700,000	47,283,433	59,983,433	(18,448,547)	41,534,886	38,998,007
Montierra (CA)	San Diego, CA	—	1990	272	8,160,000	29,360,938	7,349,217	8,160,000	36,710,155	44,870,155	(20,207,547)	24,662,608	(J)
Mosaic at Metro	Hyattsville, MD	—	2009	260	—	59,580,898	396,392	—	59,977,290	59,977,290	(13,426,350)	46,550,940	43,349,098
New River Cove	Davie, FL	—	1999	316	15,800,000	46,142,895	2,112,295	15,800,000	48,255,190	64,055,190	(17,348,296)	46,706,894	(J)
North Pier at Harborside	Jersey City, NJ	—	2003	297	4,000,159	94,290,590	2,508,073	4,000,159	96,798,663	100,798,822	(35,934,228)	64,864,594	(I)
Northpark	Burlingame, CA	—	1972	510	38,607,000	77,477,449	11,535,799	38,607,000	89,013,248	127,620,248	(21,086,248)	106,534,000	62,833,873
Oak Mill II	Germantown, MD	—	1985	192	854,133	10,233,947	6,614,557	854,133	16,848,504	17,702,637	(11,657,281)	6,045,356	9,600,000
Oaks	Santa Clarita, CA	—	2000	520	23,400,000	61,020,438	4,140,268	23,400,000	65,160,706	88,560,706	(27,139,584)	61,421,122	37,159,525
Olympus Towers	Seattle, WA	Y	2000	328	14,752,034	73,335,425	5,446,206	14,752,034	78,781,631	93,533,665	(30,519,078)	63,014,587	49,875,780
Park Place at San Mateo (fka San Mateo)	San Mateo, CA	Y	2001	575	71,900,000	211,907,141	2,736,590	71,900,000	214,643,731	286,543,731	(22,552,999)	263,990,732	(L)
Providence	Bothell, WA	—	2000	200	3,573,621	19,055,505	908,245	3,573,621	19,963,750	23,537,371	(8,060,429)	15,476,942	(I)
Reserve at Clarendon Centre, The	Arlington, VA	Y	2003	252	10,500,000	52,812,935	3,852,271	10,500,000	56,665,206	67,165,206	(22,423,199)	44,742,007	(J)
Reserve at Eisenhower, The	Alexandria, VA	—	2002	226	6,500,000	34,585,060	1,407,205	6,500,000	35,992,265	42,492,265	(15,227,463)	27,264,802	(J)
Reserve at Empire Lakes	Rancho Cucamonga, CA	—	2005	467	16,345,000	73,080,670	2,097,816	16,345,000	75,178,486	91,523,486	(25,847,398)	65,676,088	(I)
Reserve at Fairfax Corner	Fairfax, VA	—	2001	652	15,804,057	63,129,050	6,733,306	15,804,057	69,862,356	85,666,413	(29,870,640)	55,795,773	84,778,876
Reserve at Potomac Yard	Alexandria, VA	—	2002	588	11,918,917	68,862,641	6,341,718	11,918,917	75,204,359	87,123,276	(28,902,316)	58,220,960	66,470,000
Reserve at Town Center (WA)	Mill Creek, WA	—	2001	389	10,369,400	41,172,081	2,404,316	10,369,400	43,576,397	53,945,797	(17,140,399)	36,805,398	29,160,000
Rianna II	Seattle, WA	Y	2002	78	2,161,840	14,433,614	219,336	2,161,840	14,652,950	16,814,790	(3,719,806)	13,094,984	9,664,461
Rockingham Glen	West Roxbury, MA	—	1974	143	1,124,217	7,515,160	2,127,798	1,124,217	9,642,958	10,767,175	(5,189,711)	5,577,464	732,326
Siena Terrace	Lake Forest, CA	—	1988	356	8,900,000	24,083,024	6,513,124	8,900,000	30,596,148	39,496,148	(16,196,382)	23,299,766	38,440,808
Skyview	Rancho Santa Margarita, CA	—	1999	260	3,380,000	21,952,863	2,762,747	3,380,000	24,715,610	28,095,610	(13,314,866)	14,780,744	30,889,928
SoMa Square Apartments (fka South Market)	San Francisco, CA	Y	1986	410	79,900,000	177,316,977	2,711,818	79,900,000	180,028,795	259,928,795	(19,032,108)	240,896,687	(L)
Stonegate (CO)	Broomfield, CO	—	2003	350	8,750,000	32,950,375	3,208,246	8,750,000	36,158,621	44,908,621	(13,931,379)	30,977,242	(I)
Stoney Ridge	Dale City, VA	—	1985	264	8,000,000	24,147,091	5,813,599	8,000,000	29,960,690	37,960,690	(13,117,254)	24,843,436	13,414,254
Summerset Village	Chatsworth, CA	—	1985	280	2,629,804	23,670,889	6,735,640	2,629,804	30,406,529	33,036,333	(18,638,374)	14,397,959	38,039,912
Talleyrand	Tarrytown, NY	—	1997-1998	300	12,000,000	49,838,160	4,373,570	12,000,000	54,211,730	66,211,730	(25,824,997)	40,386,733	35,000,000
Teresina	Chula Vista, CA	—	2000	440	28,600,000	61,916,670	2,524,216	28,600,000	64,440,886	93,040,886	(23,028,983)	70,011,903	41,153,983
Toscana	Irvine, CA	—	1991/1993	563	39,410,000	50,806,072	8,065,576	39,410,000	58,871,648	98,281,648	(30,358,453)	67,923,195	71,243,194

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/14
Apartment Name	Location	Retail/Commercial Space (G)	Date of Construction	Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/14 (B)	Encumbrances
Touriel Building	Berkeley, CA	Y	2004	35	2,736,000	7,810,027	173,049	2,736,000	7,983,076	10,719,076	(2,537,090)	8,181,986	5,050,000
Town Square at Mark Center I (fka Millbrook I)	Alexandria, VA	—	1996	406	24,360,000	86,178,714	3,101,186	24,360,000	89,279,900	113,639,900	(31,779,511)	81,860,389	77,353,222
Uptown Square	Denver, CO	Y	1999/2001	696	17,492,000	100,696,541	4,323,125	17,492,000	105,019,666	122,511,666	(38,387,874)	84,123,792	99,190,116
Versailles	Woodland Hills, CA	—	1991	253	12,650,000	33,656,292	5,439,447	12,650,000	39,095,739	51,745,739	(16,887,476)	34,858,263	30,372,953
Versailles (K-Town)	Los Angeles, CA	—	2008	225	10,590,975	44,409,025	1,089,480	10,590,975	45,498,505	56,089,480	(10,851,277)	45,238,203	29,826,475
Victor on Venice	Los Angeles, CA	Y	2006	115	10,350,000	35,433,437	493,945	10,350,000	35,927,382	46,277,382	(11,164,686)	35,112,696	(J)
Vintage	Ontario, CA	—	2005-2007	300	7,059,230	47,677,762	418,205	7,059,230	48,095,967	55,155,197	(15,673,129)	39,482,068	33,000,000
Vintage at 425 Broadway (fka Promenade)	Santa Monica, CA	Y	1934/2001	58	9,000,000	13,961,523	354,858	9,000,000	14,316,381	23,316,381	(1,915,005)	21,401,376	(L)
Vista on Courthouse	Arlington, VA	—	2008	220	15,550,260	69,449,740	1,100,172	15,550,260	70,549,912	86,100,172	(16,370,415)	69,729,757	31,380,000
Water Park Towers	Arlington, VA	—	1989	362	34,400,000	108,485,859	3,570,221	34,400,000	112,056,080	146,456,080	(12,141,171)	134,314,909	(K)
West 54th	New York, NY	Y	2001	222	60,900,000	48,193,837	320,475	60,900,000	48,514,312	109,414,312	(7,362,247)	102,052,065	46,859,227
Westgate (fka Westgate I)	Pasadena, CA	—	2010	480	22,898,848	133,553,692	348,871	22,898,848	133,902,563	156,801,411	(18,556,819)	138,244,592	96,935,000
Woodleaf	Campbell, CA	—	1984	178	8,550,600	16,988,183	4,312,027	8,550,600	21,300,210	29,850,810	(11,452,912)	18,397,898	17,858,854
Portfolio/Entity Encumbrances (1)													2,099,338,962
EQR Wholly Owned Encumbered				29,923	1,889,558,099	5,894,004,795	330,213,229	1,889,558,099	6,224,218,024	8,113,776,123	(1,587,799,207)	6,525,976,916	4,726,035,749
EQR Partially Owned Unencumbered:
2300 Elliott	Seattle, WA	—	1992	92	796,800	7,173,725	6,244,167	796,800	13,417,892	14,214,692	(9,635,532)	4,579,160	—
400 Park Avenue South (Toll)	New York, NY	—	(F)	—	58,090,357	55,679,496	—	58,090,357	55,679,496	113,769,853	—	113,769,853	—
Canyon Ridge	San Diego, CA	—	1989	162	4,869,448	11,955,064	2,794,600	4,869,448	14,749,664	19,619,112	(8,662,269)	10,956,843	—
Country Oaks	Agoura Hills, CA	—	1985	256	6,105,000	29,561,865	4,053,877	6,105,000	33,615,742	39,720,742	(15,662,969)	24,057,773	—
Fox Ridge	Englewood, CO	—	1984	300	2,490,000	17,522,114	4,601,407	2,490,000	22,123,521	24,613,521	(11,718,055)	12,895,466	—
Monterra in Mill Creek	Mill Creek, WA	—	2003	139	2,800,000	13,255,123	670,037	2,800,000	13,925,160	16,725,160	(5,104,802)	11,620,358	—
Prism at Park Avenue South (fka 400 Park Avenue South (EQR))	New York, NY	Y	(F)	—	76,292,169	150,666,648	11,603	76,292,169	150,678,251	226,970,420	—	226,970,420	—
Strayhorse at Arrowhead Ranch	Glendale, AZ	—	1998	136	4,400,000	12,968,002	443,437	4,400,000	13,411,439	17,811,439	(4,853,154)	12,958,285	—
Via Ventura (CA) (fka Ventura)	Ventura, CA	—	2002	192	8,600,000	44,308,202	406,230	8,600,000	44,714,432	53,314,432	(5,214,735)	48,099,697	—
Wood Creek II (fka Willow Brook (CA))	Pleasant Hill, CA	—	1985	228	5,055,000	38,388,672	4,889,178	5,055,000	43,277,850	48,332,850	(16,682,842)	31,650,008	—
EQR Partially Owned Unencumbered				1,505	169,498,774	381,478,911	24,114,536	169,498,774	405,593,447	575,092,221	(77,534,358)	497,557,863	—
EQR Partially Owned Encumbered:
Bellevue Meadows	Bellevue, WA	—	1983	180	4,507,100	12,574,814	4,524,770	4,507,100	17,099,584	21,606,684	(10,473,761)	11,132,923	16,538,000
Canyon Creek (CA)	San Ramon, CA	—	1984	268	5,425,000	18,812,121	6,427,590	5,425,000	25,239,711	30,664,711	(12,764,001)	17,900,710	28,200,000
Harrison Square (fka Elliot Bay)	Seattle, WA	Y	1992	166	7,600,000	35,844,345	3,159,773	7,600,000	39,004,118	46,604,118	(3,837,725)	42,766,393	(K)
Isle at Arrowhead Ranch	Glendale, AZ	—	1996	256	1,650,237	19,593,123	2,216,333	1,650,237	21,809,456	23,459,693	(13,005,000)	10,454,693	17,700,000
Lantern Cove	Foster City, CA	—	1985	232	6,945,000	23,064,976	5,705,946	6,945,000	28,770,922	35,715,922	(13,736,832)	21,979,090	36,455,000
Rosecliff	Quincy, MA	—	1990	156	5,460,000	15,721,570	2,561,718	5,460,000	18,283,288	23,743,288	(9,854,030)	13,889,258	17,400,000
Schooner Bay I	Foster City, CA	—	1985	168	5,345,000	20,390,618	4,756,784	5,345,000	25,147,402	30,492,402	(12,000,181)	18,492,221	28,870,000
Schooner Bay II	Foster City, CA	—	1985	144	4,550,000	18,064,764	4,275,408	4,550,000	22,340,172	26,890,172	(10,806,797)	16,083,375	26,175,000
Surrey Downs	Bellevue, WA	—	1986	122	3,057,100	7,848,618	2,407,669	3,057,100	10,256,287	13,313,387	(6,009,471)	7,303,916	9,829,000
Virgil Square	Los Angeles, CA	—	1979	142	5,500,000	15,216,613	2,175,257	5,500,000	17,391,870	22,891,870	(6,559,144)	16,332,726	9,900,000
Wisconsin Place	Chevy Chase, MD	—	2009	432	—	172,089,355	550,832	—	172,640,187	172,640,187	(17,900,087)	154,740,100	144,571,681
Portfolio/Entity Encumbrances (1)													24,840,581
EQR Partially Owned Encumbered				2,266	50,039,437	359,220,917	38,762,080	50,039,437	397,982,997	448,022,434	(116,947,029)	331,075,405	360,479,262

Total Consolidated Investment in Real Estate				102,911	$6,907,534,212	$19,372,503,705	$1,395,345,007	$6,907,534,212	$20,767,848,712	$27,675,382,924	$(5,432,805,335)	$22,242,577,589	$5,086,515,011

(1)	See attached Encumbrances Reconciliation

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2014
NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $1,365,276,528 as of December 31, 2014.

(B)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2014 was approximately $16.7 billion.

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

(E)	Primarily represents capital expenditures for major maintenance and replacements incurred subsequent to each property’s acquisition date.

(F)	Represents land and/or construction-in-progress on projects either held for future development or projects currently under development.

(G)	A portion of these properties includes and/or will include retail/commercial space.

(H)	Total properties and units exclude three unconsolidated properties containing 1,281 apartment units and two Military Housing properties containing 5,033 units.

(I)	through (L) See Encumbrances Reconciliation schedule.

(M)	Boot Property for Bond Partnership mortgage pool.

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

Exhibit	Description	Location
3.1	Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to Equity Residential’s Form 10-K for the year ended December 31, 2004.
3.2	Seventh Amended and Restated Bylaws of Equity Residential, effective as of December 14, 2010.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on December 14, 2010.
3.3	Sixth Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership dated as of March 12, 2009.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 12, 2009, filed on March 18, 2009.
3.4	Form of Preference Units Term Sheet for 3.00% Series P Cumulative Redeemable Preference Units.	Included as Exhibit 3.1 to ERP Operating Limited Partnership's Form 8-K dated November 26, 2014, filed on December 2, 2014.
4.1	Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to ERP Operating Limited Partnership’s Form S-3 filed on October 7, 1994.
4.2	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.
4.3	Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.
4.4	Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.
4.5	Fourth Supplemental Indenture to Indenture, dated as of December 12, 2011.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.
4.6	Terms Agreement regarding 6.63% (subsequently remarketed to a 6.584% fixed rate) Notes due April 13, 2015.	Included as Exhibit 1 to ERP Operating Limited Partnership's Form 8-K, filed on April 13, 1998.
4.7	Terms Agreement regarding 5.125% Notes due March 15, 2016.	Included as Exhibit 1.1 to ERP Operating Limited Partnership’s Form 8-K, filed on September 13, 2005.
4.8	Form of 5.375% Note due August 1, 2016.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated January 11, 2006, filed on January 18, 2006.
4.9	Form of 5.75% Note due June 15, 2017.	Included as Exhibit 4.3 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.
4.10	Terms Agreement regarding 71/8% Notes due October 15, 2017.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on October 9, 1997.
4.11	Form of 2.375% Note due July 1, 2019.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.
4.12	Form of 4.75% Note due July 15, 2020.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated July 12, 2010, filed on July 15, 2010.
4.13	Form of 4.625% Note due December 15, 2021.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.
4.14	Form of 3.00% Note due April 15, 2023.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated April 3, 2013, filed on April 8, 2013.
4.15	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on August 13, 1996.
4.16	Form of 4.500% Note due July 1, 2044.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.

Exhibit		Description	Location
10.1	*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.
10.2	*	Noncompetition Agreement (Spector).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.
10.3	*	Form of Noncompetition Agreement (other officers).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.
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
10.6
Amendment No. 1 to Revolving Credit Agreement dated as of January 16, 2015 among ERP Operating Limited Partnership, the Banks party thereto, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents, and the other Agents named therein.
Attached herein.
10.7
Term Loan Agreement dated as of January 11, 2013 among ERP Operating Limited Partnership, Bank of America, N.A., as Administrative Agent, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association as Co-Syndication Agents, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Wells Fargo Securities, LLC and J.P.Morgan Securities LLC, as Joint Lead Arrangers and Joint Book Runners, and a syndicate of other banks (the "Term Loan Agreement").
Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated January 11, 2013, filed January 15, 2013.
10.8		Guaranty of Payment made as of January 11, 2013 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Term Loan Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated January 11, 2013, filed January 15, 2013.
10.9		Master Credit Facility Agreement, dated February 27, 2013, by and among Federal National Mortgage Association and ASN Santa Monica LLC, et al.	Included as Exhibit 10.7 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.10		Amended and Restated Fixed Loan Note (Collateral Pool 3), dated February 27, 2013, executed by ASN Santa Monica LLC, et al. in favor of Federal National Mortgage Association.	Included as Exhibit 10.8 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.11		Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential's Form 10-K for the year ended December 31, 1999.
10.12	*	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 16, 2011, filed on June 22, 2011.
10.13	*	First Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.
10.14	*	Second Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.
10.15	*	Third Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2014.
10.16	*	Fourth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2014.

Exhibit		Description	Location
10.17	*	Equity Residential Second Restated 2002 Share Incentive Plan dated December 10, 2008.	Included as Exhibit 10.15 to Equity Residential's Form 10-K for the year ended December 31, 2008.
10.18	*	First Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2010.
10.19	*	Second Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2011.
10.20	*	Third Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.
10.21	*	Fourth Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.
10.22	*	Form of Change in Control Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.23	*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2009.
10.24	*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2003.
10.25	*	Form of Letter Agreement between Equity Residential and each of David J. Neithercut, Alan W. George and Bruce C. Strohm.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2008.
10.26	*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential's Form 10-K for the year ended December 31, 2006.
10.27	*	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.28	*	Amended and Restated Deferred Compensation Agreement between the Company and Gerald A. Spector dated January 1, 2002.	Included as Exhibit 10.17 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.29	*	Change in Control Agreement dated as of March 13, 2009 by and between Equity Residential and Mark J. Parrell, Executive Vice President and Chief Financial Officer.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 12, 2009, filed on March 18, 2009.
10.30	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective July 1, 2014.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2014.
10.31	*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2008.
10.32		Second Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.33		Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and BNY Mellon Capital Markets, LLC.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.34		Second Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and J.P. Morgan Securities LLC.	Included as Exhibit 1.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.35		Second Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and Morgan Stanley & Co. LLC.	Included as Exhibit 1.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.36		Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and Scotia Capital (USA) Inc.	Included as Exhibit 1.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.37
Registration Rights Agreement, dated February 27, 2013, by and between Equity Residential, Archstone Enterprise LP (which subsequently changed its name to Jupiter Enterprise LP) and Lehman Brothers Holdings Inc.
Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

Exhibit	Description	Location
10.38
Shareholders Agreement, dated February 27, 2013, by and among Equity Residential, Archstone Enterprise LP (which subsequently changed its name to Jupiter Enterprise LP) and Lehman Brothers Holdings Inc.
Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.39	Archstone Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.40	Archstone Parallel Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.41	Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement.	Included as Exhibit 10.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.42	Legacy Holdings JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.6 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.
21	List of Subsidiaries of Equity Residential and ERP Operating Limited Partnership.	Attached herein.
23.1	Consent of Ernst & Young LLP - Equity Residential.	Attached herein.
23.2	Consent of Ernst & Young LLP - ERP Operating Limited Partnership.	Attached herein.
24	Power of Attorney.	See the signature page to this report.
31.1	Equity Residential - Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.
31.2	Equity Residential - Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.
31.3	ERP Operating Limited Partnership - Certification of David J. Neithercut, Chief Executive Officer of Registrant's General Partner.	Attached herein.
31.4	ERP Operating Limited Partnership - Certification of Mark J. Parrell, Chief Financial Officer of Registrant's General Partner.	Attached herein.
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
Attached herein.
101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership's Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statements of changes in equity (Equity Residential), (v) consolidated statements of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.

*Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.