Form 10-Q
period 2015-09-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2015-11-05
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2015

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
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 30, 2015 was 364,261,854.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2015 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of September 30, 2015 owned an approximate 96.2% ownership interest in, ERPOP. The remaining 3.8% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

The Company is structured as an umbrella partnership REIT (“UPREIT”) and EQR contributes all net proceeds from its various equity offerings to ERPOP. In return for those contributions, EQR receives a number of OP Units (see definition below) in ERPOP equal to the number of Common Shares it has issued in the equity offering. Contributions of properties to the Company can be structured as tax-deferred transactions through the issuance of OP Units in ERPOP, which is one of the reasons why the Company is structured in the manner shown above. Based on the terms of ERPOP's partnership agreement, OP Units can be exchanged with Common Shares on a one-for-one basis. The Company maintains a one-for-one relationship between the OP Units of ERPOP issued to EQR and the Common Shares.

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

The Company believes it is important to understand the few differences between EQR and ERPOP in the context of how EQR and ERPOP operate as a consolidated company. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR's primary function is acting as the general partner of ERPOP. EQR also issues equity from time to time and guarantees certain debt of ERPOP, as disclosed in this report. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by EQR, which are contributed to the capital of ERPOP in exchange for additional limited partnership interests in ERPOP (“OP Units”) (on a one-for-one Common Share per OP Unit basis), the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's working capital, net cash provided by operating activities, borrowings under its revolving credit facility and/or commercial paper program, the issuance of secured and unsecured debt and equity securities and proceeds received from disposition of certain properties and joint ventures.

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

To help investors understand the differences between the Company and the Operating Partnership, this report provides separate consolidated financial statements for the Company and the Operating Partnership; a single set of consolidated notes to such financial statements that includes separate discussions of each entity's debt, noncontrolling interests and shareholders' equity or partners' capital, as applicable; and a combined Management's Discussion and Analysis of Financial Condition and Results of Operations section that includes discrete information related to each entity.

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

As general partner with control of ERPOP, EQR consolidates ERPOP for financial reporting purposes, and EQR essentially has no assets or liabilities other than its investment in ERPOP. Therefore, the assets and liabilities of the Company and the Operating Partnership are the same on their respective financial statements. The separate discussions of the Company and the Operating Partnership in this report should be read in conjunction with each other to understand the results of the Company on a consolidated basis and how management operates the Company.

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Investment in real estate
Land	$6,424,887	$6,295,404
Depreciable property	20,540,247	19,851,504
Projects under development	1,039,657	1,343,919
Land held for development	154,690	184,556
Investment in real estate	28,159,481	27,675,383
Accumulated depreciation	(5,914,695)	(5,432,805)
Investment in real estate, net	22,244,786	22,242,578
Cash and cash equivalents	37,366	40,080
Investments in unconsolidated entities	74,108	105,434
Deposits – restricted	135,674	72,303
Escrow deposits – mortgage	54,071	48,085
Deferred financing costs, net	57,001	58,380
Other assets	405,798	383,754
Total assets	$23,008,804	$22,950,614

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,891,529	$5,086,515
Notes, net	5,881,794	5,425,346
Line of credit and commercial paper	29,996	333,000
Accounts payable and accrued expenses	253,027	153,590
Accrued interest payable	86,083	89,540
Other liabilities	353,106	389,915
Security deposits	76,934	75,633
Distributions payable	209,086	188,566
Total liabilities	11,781,555	11,742,105

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	522,585	500,733
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 803,600 shares issued and outstanding as of September 30, 2015 and 1,000,000 shares issued and outstanding as of December 31, 2014	40,180	50,000
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 364,140,040 shares issued and outstanding as of September 30, 2015 and 362,855,454 shares issued and outstanding as of December 31, 2014	3,641	3,629
Paid in capital	8,584,143	8,536,340
Retained earnings	2,007,590	1,950,639
Accumulated other comprehensive (loss)	(157,020)	(172,152)
Total shareholders’ equity	10,478,534	10,368,456
Noncontrolling Interests:
Operating Partnership	221,487	214,411
Partially Owned Properties	4,643	124,909
Total Noncontrolling Interests	226,130	339,320
Total equity	10,704,664	10,707,776
Total liabilities and equity	$23,008,804	$22,950,614

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2015	2014	2015	2014
REVENUES
Rental income	$2,035,359	$1,942,492	$694,245	$662,001
Fee and asset management	6,413	7,596	2,044	2,077
Total revenues	2,041,772	1,950,088	696,289	664,078

EXPENSES
Property and maintenance	364,948	361,087	122,383	120,139
Real estate taxes and insurance	254,513	245,717	84,962	80,568
Property management	60,887	61,080	18,925	18,407
Fee and asset management	3,764	4,293	1,169	1,253
Depreciation	584,862	565,772	196,059	190,469
General and administrative	50,942	41,296	15,290	9,968
Total expenses	1,319,916	1,279,245	438,788	420,804

Operating income	721,856	670,843	257,501	243,274

Interest and other income	6,906	3,213	256	576
Other expenses	(2,839)	(7,179)	(1,139)	(4,976)
Interest:
Expense incurred, net	(333,622)	(347,224)	(114,205)	(118,251)
Amortization of deferred financing costs	(7,734)	(8,554)	(2,607)	(2,628)
Income before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	384,567	311,099	139,806	117,995
Income and other tax (expense) benefit	(698)	(1,146)	(329)	(260)
Income (loss) from investments in unconsolidated entities	14,388	(10,201)	(1,041)	(1,176)
Net gain on sales of real estate properties	295,692	128,544	66,939	113,641
Net (loss) gain on sales of land parcels	(1)	1,846	—	1,052
Income from continuing operations	693,948	430,142	205,375	231,252
Discontinued operations, net	350	1,500	81	(62)
Net income	694,298	431,642	205,456	231,190
Net (income) attributable to Noncontrolling Interests:
Operating Partnership	(26,191)	(16,273)	(7,778)	(8,738)
Partially Owned Properties	(2,473)	(1,800)	(986)	(708)
Net income attributable to controlling interests	665,634	413,569	196,692	221,744
Preferred distributions	(2,557)	(3,109)	(833)	(1,037)
Premium on redemption of Preferred Shares	(2,789)	—	—	—
Net income available to Common Shares	$660,288	$410,460	$195,859	$220,707

Earnings per share – basic:
Income from continuing operations available to Common Shares	$1.82	$1.13	$0.54	$0.61
Net income available to Common Shares	$1.82	$1.14	$0.54	$0.61
Weighted average Common Shares outstanding	363,386	360,900	363,579	361,409

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$1.80	$1.13	$0.53	$0.61
Net income available to Common Shares	$1.80	$1.13	$0.53	$0.61
Weighted average Common Shares outstanding	380,423	377,228	380,663	377,954

Distributions declared per Common Share outstanding	$1.6575	$1.50	$0.5525	$0.50

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2015	2014	2015	2014
Comprehensive income:
Net income	$694,298	$431,642	$205,456	$231,190
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	1,796	(21,784)	1,908	97
Losses reclassified into earnings from other comprehensive income	13,647	12,606	4,736	4,271
Other comprehensive (loss) income – foreign currency:
Currency translation adjustments arising during the period	(311)	(466)	191	(2,184)
Other comprehensive income (loss)	15,132	(9,644)	6,835	2,184
Comprehensive income	709,430	421,998	212,291	233,374
Comprehensive (income) attributable to Noncontrolling Interests	(29,244)	(17,705)	(9,025)	(9,530)
Comprehensive income attributable to controlling interests	$680,186	$404,293	$203,266	$223,844

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$694,298	$431,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	584,862	565,772
Amortization of deferred financing costs	7,734	8,554
Amortization of above/below market leases	2,534	2,376
Amortization of discounts and premiums on debt	(7,718)	(8,750)
Amortization of deferred settlements on derivative instruments	13,483	12,205
Write-off of pursuit costs	2,322	2,067
(Income) loss from investments in unconsolidated entities	(14,388)	10,201
Distributions from unconsolidated entities – return on capital	3,564	4,557
Net (gain) on sale of investment securities	(387)	(57)
Net (gain) on sales of real estate properties	(295,692)	(128,544)
Net loss (gain) on sales of land parcels	1	(1,846)
Net (gain) on sales of discontinued operations	—	(223)
Realized/unrealized loss (gain) on derivative instruments	3,055	(66)
Compensation paid with Company Common Shares	29,269	24,647
Changes in assets and liabilities:
(Increase) in deposits – restricted	(1,268)	(2,223)
Decrease in mortgage deposits	756	1,638
(Increase) decrease in other assets	(25,428)	3,854
Increase in accounts payable and accrued expenses	63,385	76,331
(Decrease) increase in accrued interest payable	(3,457)	8,163
Increase (decrease) in other liabilities	5,120	(173)
Increase in security deposits	1,301	4,146
Net cash provided by operating activities	1,063,346	1,014,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(159,575)	(404,658)
Investment in real estate – development/other	(485,758)	(380,691)
Capital expenditures to real estate	(134,438)	(133,181)
Non-real estate capital additions	(2,384)	(2,446)
Interest capitalized for real estate and unconsolidated entities under development	(45,850)	(38,140)
Proceeds from disposition of real estate, net	457,499	224,538
Investments in unconsolidated entities	(22,998)	(14,568)
Distributions from unconsolidated entities – return of capital	45,245	77,042
Proceeds from sale of investment securities	387	57
(Increase) decrease in deposits on real estate acquisitions and investments, net	(62,433)	20,845
(Increase) decrease in mortgage deposits	(407)	560
Net cash (used for) investing activities	(410,712)	(650,642)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,355)	$(10,598)
Mortgage deposits	(6,335)	(5,557)
Mortgage notes payable:
Lump sum payoffs	(177,564)	(63,772)
Scheduled principal repayments	(7,161)	(8,919)
Notes, net:
Proceeds	746,391	1,194,278
Lump sum payoffs	(300,000)	(1,250,000)
Line of credit and commercial paper:
Line of credit proceeds	3,569,000	5,324,000
Line of credit repayments	(3,902,000)	(4,993,000)
Commercial paper proceeds	2,491,848	—
Commercial paper repayments	(2,462,500)	—
(Payments on) settlement of derivative instruments	(13,938)	(758)
Proceeds from Employee Share Purchase Plan (ESPP)	3,376	2,728
Proceeds from exercise of options	37,047	56,554
Common Shares repurchased and retired	—	(1,777)
Redemption of Preferred Shares	(9,820)	—
Premium on redemption of Preferred Shares	(2,789)	—
Payment of offering costs	(69)	—
Other financing activities, net	(33)	(33)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(5,501)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	5,684
Contributions – Noncontrolling Interests – Operating Partnership	3	3
Distributions:
Common Shares	(583,568)	(595,564)
Preferred Shares	(2,557)	(3,109)
Noncontrolling Interests – Operating Partnership	(22,968)	(23,582)
Noncontrolling Interests – Partially Owned Properties	(5,356)	(6,762)
Net cash (used for) financing activities	(655,348)	(385,685)
Net (decrease) in cash and cash equivalents	(2,714)	(22,056)
Cash and cash equivalents, beginning of period	40,080	53,534
Cash and cash equivalents, end of period	$37,366	$31,478

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$328,400	$335,646
Net cash paid for income and other taxes	$1,052	$866
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(10,261)	$(10,515)
Notes, net	$1,895	$1,765
Line of credit and commercial paper	$648	$—
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(164)	$(401)
Accumulated other comprehensive income	$13,647	$12,606
Write-off of pursuit costs:
Investment in real estate, net	$1,929	$1,965
Deposits – restricted	$330	$—
Other assets	$63	$102
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(16,309)	$7,684
Other liabilities	$1,921	$2,517
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$3,462	$4,399
Other liabilities	$102	$158
Realized/unrealized loss (gain) on derivative instruments:
Other assets	$(9,677)	$11,409
Notes, net	$8,162	$(2,485)
Other liabilities	$2,774	$12,794
Accumulated other comprehensive income	$1,796	$(21,784)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(45,850)	$(38,086)
Investments in unconsolidated entities	$—	$(54)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(1,383)	$(5,118)
Other liabilities	$(21,615)	$(9,450)
Other:
Foreign currency translation adjustments	$311	$466

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2015
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$50,000
Partial redemption of 8.29% Series K Cumulative Redeemable	(9,820)
Balance, end of period	$40,180

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,629
Conversion of OP Units into Common Shares	2
Exercise of share options	8
Share-based employee compensation expense:
Restricted shares	2
Balance, end of period	$3,641

PAID IN CAPITAL
Balance, beginning of year	$8,536,340
Common Share Issuance:
Conversion of OP Units into Common Shares	4,376
Exercise of share options	37,039
Employee Share Purchase Plan (ESPP)	3,376
Conversion of restricted shares to restricted units	(70)
Share-based employee compensation expense:
Restricted shares	12,689
Share options	2,887
ESPP discount	692
Offering costs	(69)
Supplemental Executive Retirement Plan (SERP)	(1,325)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(20,262)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	8,470
Balance, end of period	$8,584,143

RETAINED EARNINGS
Balance, beginning of year	$1,950,639
Net income attributable to controlling interests	665,634
Common Share distributions	(603,337)
Preferred Share distributions	(2,557)
Premium on redemption of Preferred Shares – cash charge	(2,789)
Balance, end of period	$2,007,590

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2015
SHAREHOLDERS’ EQUITY (continued)
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(172,152)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	1,796
Losses reclassified into earnings from other comprehensive income	13,647
Accumulated other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(311)
Balance, end of period	$(157,020)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$214,411
Issuance of restricted units to Noncontrolling Interests	3
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(4,378)
Conversion of restricted shares to restricted units	70
Equity compensation associated with Noncontrolling Interests	18,969
Net income attributable to Noncontrolling Interests	26,191
Distributions to Noncontrolling Interests	(23,719)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(1,590)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(8,470)
Balance, end of period	$221,487

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$124,909
Net income attributable to Noncontrolling Interests	2,473
Distributions to Noncontrolling Interests	(5,389)
Deconsolidation of previously consolidated Noncontrolling Interests	(117,350)
Balance, end of period	$4,643

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
Investment in real estate
Land	$6,424,887	$6,295,404
Depreciable property	20,540,247	19,851,504
Projects under development	1,039,657	1,343,919
Land held for development	154,690	184,556
Investment in real estate	28,159,481	27,675,383
Accumulated depreciation	(5,914,695)	(5,432,805)
Investment in real estate, net	22,244,786	22,242,578
Cash and cash equivalents	37,366	40,080
Investments in unconsolidated entities	74,108	105,434
Deposits – restricted	135,674	72,303
Escrow deposits – mortgage	54,071	48,085
Deferred financing costs, net	57,001	58,380
Other assets	405,798	383,754
Total assets	$23,008,804	$22,950,614

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,891,529	$5,086,515
Notes, net	5,881,794	5,425,346
Line of credit and commercial paper	29,996	333,000
Accounts payable and accrued expenses	253,027	153,590
Accrued interest payable	86,083	89,540
Other liabilities	353,106	389,915
Security deposits	76,934	75,633
Distributions payable	209,086	188,566
Total liabilities	11,781,555	11,742,105

Commitments and contingencies

Redeemable Limited Partners	522,585	500,733
Capital:
Partners' Capital:
Preference Units	40,180	50,000
General Partner	10,595,374	10,490,608
Limited Partners	221,487	214,411
Accumulated other comprehensive (loss)	(157,020)	(172,152)
Total partners' capital	10,700,021	10,582,867
Noncontrolling Interests – Partially Owned Properties	4,643	124,909
Total capital	10,704,664	10,707,776
Total liabilities and capital	$23,008,804	$22,950,614

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per Unit data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2015	2014	2015	2014
REVENUES
Rental income	$2,035,359	$1,942,492	$694,245	$662,001
Fee and asset management	6,413	7,596	2,044	2,077
Total revenues	2,041,772	1,950,088	696,289	664,078

EXPENSES
Property and maintenance	364,948	361,087	122,383	120,139
Real estate taxes and insurance	254,513	245,717	84,962	80,568
Property management	60,887	61,080	18,925	18,407
Fee and asset management	3,764	4,293	1,169	1,253
Depreciation	584,862	565,772	196,059	190,469
General and administrative	50,942	41,296	15,290	9,968
Total expenses	1,319,916	1,279,245	438,788	420,804

Operating income	721,856	670,843	257,501	243,274

Interest and other income	6,906	3,213	256	576
Other expenses	(2,839)	(7,179)	(1,139)	(4,976)
Interest:
Expense incurred, net	(333,622)	(347,224)	(114,205)	(118,251)
Amortization of deferred financing costs	(7,734)	(8,554)	(2,607)	(2,628)
Income before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	384,567	311,099	139,806	117,995
Income and other tax (expense) benefit	(698)	(1,146)	(329)	(260)
Income (loss) from investments in unconsolidated entities	14,388	(10,201)	(1,041)	(1,176)
Net gain on sales of real estate properties	295,692	128,544	66,939	113,641
Net (loss) gain on sales of land parcels	(1)	1,846	—	1,052
Income from continuing operations	693,948	430,142	205,375	231,252
Discontinued operations, net	350	1,500	81	(62)
Net income	694,298	431,642	205,456	231,190
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,473)	(1,800)	(986)	(708)
Net income attributable to controlling interests	$691,825	$429,842	$204,470	$230,482

ALLOCATION OF NET INCOME:
Preference Units	$2,557	$3,109	$833	$1,037
Premium on redemption of Preference Units	$2,789	$—	$—	$—

General Partner	$660,288	$410,460	$195,859	$220,707
Limited Partners	26,191	16,273	7,778	8,738
Net income available to Units	$686,479	$426,733	$203,637	$229,445

Earnings per Unit – basic:
Income from continuing operations available to Units	$1.82	$1.13	$0.54	$0.61
Net income available to Units	$1.82	$1.14	$0.54	$0.61
Weighted average Units outstanding	376,970	374,626	377,147	375,116

Earnings per Unit – diluted:
Income from continuing operations available to Units	$1.80	$1.13	$0.53	$0.61
Net income available to Units	$1.80	$1.13	$0.53	$0.61
Weighted average Units outstanding	380,423	377,228	380,663	377,954

Distributions declared per Unit outstanding	$1.6575	$1.50	$0.5525	$0.50

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2015	2014	2015	2014
Comprehensive income:
Net income	$694,298	$431,642	$205,456	$231,190
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	1,796	(21,784)	1,908	97
Losses reclassified into earnings from other comprehensive income	13,647	12,606	4,736	4,271
Other comprehensive (loss) income – foreign currency:
Currency translation adjustments arising during the period	(311)	(466)	191	(2,184)
Other comprehensive income (loss)	15,132	(9,644)	6,835	2,184
Comprehensive income	709,430	421,998	212,291	233,374
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,473)	(1,800)	(986)	(708)
Comprehensive income attributable to controlling interests	$706,957	$420,198	$211,305	$232,666

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$694,298	$431,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	584,862	565,772
Amortization of deferred financing costs	7,734	8,554
Amortization of above/below market leases	2,534	2,376
Amortization of discounts and premiums on debt	(7,718)	(8,750)
Amortization of deferred settlements on derivative instruments	13,483	12,205
Write-off of pursuit costs	2,322	2,067
(Income) loss from investments in unconsolidated entities	(14,388)	10,201
Distributions from unconsolidated entities – return on capital	3,564	4,557
Net (gain) on sale of investment securities	(387)	(57)
Net (gain) on sales of real estate properties	(295,692)	(128,544)
Net loss (gain) on sales of land parcels	1	(1,846)
Net (gain) on sales of discontinued operations	—	(223)
Realized/unrealized loss (gain) on derivative instruments	3,055	(66)
Compensation paid with Company Common Shares	29,269	24,647
Changes in assets and liabilities:
(Increase) in deposits – restricted	(1,268)	(2,223)
Decrease in mortgage deposits	756	1,638
(Increase) decrease in other assets	(25,428)	3,854
Increase in accounts payable and accrued expenses	63,385	76,331
(Decrease) increase in accrued interest payable	(3,457)	8,163
Increase (decrease) in other liabilities	5,120	(173)
Increase in security deposits	1,301	4,146
Net cash provided by operating activities	1,063,346	1,014,271

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(159,575)	(404,658)
Investment in real estate – development/other	(485,758)	(380,691)
Capital expenditures to real estate	(134,438)	(133,181)
Non-real estate capital additions	(2,384)	(2,446)
Interest capitalized for real estate and unconsolidated entities under development	(45,850)	(38,140)
Proceeds from disposition of real estate, net	457,499	224,538
Investments in unconsolidated entities	(22,998)	(14,568)
Distributions from unconsolidated entities – return of capital	45,245	77,042
Proceeds from sale of investment securities	387	57
(Increase) decrease in deposits on real estate acquisitions and investments, net	(62,433)	20,845
(Increase) decrease in mortgage deposits	(407)	560
Net cash (used for) investing activities	(410,712)	(650,642)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,355)	$(10,598)
Mortgage deposits	(6,335)	(5,557)
Mortgage notes payable:
Lump sum payoffs	(177,564)	(63,772)
Scheduled principal repayments	(7,161)	(8,919)
Notes, net:
Proceeds	746,391	1,194,278
Lump sum payoffs	(300,000)	(1,250,000)
Line of credit and commercial paper:
Line of credit proceeds	3,569,000	5,324,000
Line of credit repayments	(3,902,000)	(4,993,000)
Commercial paper proceeds	2,491,848	—
Commercial paper repayments	(2,462,500)	—
(Payments on) settlement of derivative instruments	(13,938)	(758)
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	3,376	2,728
Proceeds from exercise of EQR options	37,047	56,554
OP Units repurchased and retired	—	(1,777)
Redemption of Preference Units	(9,820)	—
Premium on redemption of Preference Units	(2,789)	—
Payment of offering costs	(69)	—
Other financing activities, net	(33)	(33)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(5,501)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	5,684
Contributions – Limited Partners	3	3
Distributions:
OP Units – General Partner	(583,568)	(595,564)
Preference Units	(2,557)	(3,109)
OP Units – Limited Partners	(22,968)	(23,582)
Noncontrolling Interests – Partially Owned Properties	(5,356)	(6,762)
Net cash (used for) financing activities	(655,348)	(385,685)
Net (decrease) in cash and cash equivalents	(2,714)	(22,056)
Cash and cash equivalents, beginning of period	40,080	53,534
Cash and cash equivalents, end of period	$37,366	$31,478

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$328,400	$335,646
Net cash paid for income and other taxes	$1,052	$866
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(10,261)	$(10,515)
Notes, net	$1,895	$1,765
Line of credit and commercial paper	$648	$—
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(164)	$(401)
Accumulated other comprehensive income	$13,647	$12,606
Write-off of pursuit costs:
Investment in real estate, net	$1,929	$1,965
Deposits – restricted	$330	$—
Other assets	$63	$102
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(16,309)	$7,684
Other liabilities	$1,921	$2,517
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$3,462	$4,399
Other liabilities	$102	$158
Realized/unrealized loss (gain) on derivative instruments:
Other assets	$(9,677)	$11,409
Notes, net	$8,162	$(2,485)
Other liabilities	$2,774	$12,794
Accumulated other comprehensive income	$1,796	$(21,784)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(45,850)	$(38,086)
Investments in unconsolidated entities	$—	$(54)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(1,383)	$(5,118)
Other liabilities	$(21,615)	$(9,450)
Other:
Foreign currency translation adjustments	$311	$466

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2015
PARTNERS' CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$50,000
Partial redemption of 8.29% Series K Cumulative Redeemable	(9,820)
Balance, end of period	$40,180

GENERAL PARTNER
Balance, beginning of year	$10,490,608
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	4,378
Exercise of EQR share options	37,047
EQR's Employee Share Purchase Plan (ESPP)	3,376
Conversion of EQR restricted shares to restricted units	(70)
Share-based employee compensation expense:
EQR restricted shares	12,691
EQR share options	2,887
EQR ESPP discount	692
Net income available to Units – General Partner	660,288
OP Units – General Partner distributions	(603,337)
Offering costs	(69)
Supplemental Executive Retirement Plan (SERP)	(1,325)
Change in market value of Redeemable Limited Partners	(20,262)
Adjustment for Limited Partners ownership in Operating Partnership	8,470
Balance, end of period	$10,595,374

LIMITED PARTNERS
Balance, beginning of year	$214,411
Issuance of restricted units to Limited Partners	3
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(4,378)
Conversion of EQR restricted shares to restricted units	70
Equity compensation associated with Units – Limited Partners	18,969
Net income available to Units – Limited Partners	26,191
Units – Limited Partners distributions	(23,719)
Change in carrying value of Redeemable Limited Partners	(1,590)
Adjustment for Limited Partners ownership in Operating Partnership	(8,470)
Balance, end of period	$221,487

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(172,152)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	1,796
Losses reclassified into earnings from other comprehensive income	13,647
Accumulated other comprehensive (loss) – foreign currency:
Currency translation adjustments arising during the period	(311)
Balance, end of period	$(157,020)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2015
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$124,909
Net income attributable to Noncontrolling Interests	2,473
Distributions to Noncontrolling Interests	(5,389)
Deconsolidation of previously consolidated Noncontrolling Interests	(117,350)
Balance, end of period	$4,643

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
EQR is the general partner of, and as of September 30, 2015 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
As of September 30, 2015, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 392 properties located in 12 states and the District of Columbia consisting of 109,347 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	365	98,331
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,771
Partially Owned Properties – Unconsolidated	3	1,281
Military Housing	2	5,111
	392	109,347

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications did not have an impact on net income previously reported. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

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

The balance sheets at December 31, 2014 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership's annual report on Form 10-K for the year ended December 31, 2014.

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
Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of September 30, 2015, the Company has recorded a deferred tax asset, which is fully offset by a valuation allowance due to the uncertainty in forecasting future TRS taxable income.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board (the "FASB") issued new guidance for reporting discontinued operations. Only disposals representing a strategic shift in operations that has a major effect on a company’s operations and financial results will be presented as discontinued operations. Companies are required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the discontinued operations. Companies are also required to disclose the pre-tax income attributable to a disposal of a significant part of a company that does not qualify for discontinued operations reporting. Application of this guidance is prospective from the date of adoption and early adoption was permitted, but only for disposals (or classifications as held for sale) that had not been reported in financial statements previously issued. The new standard was effective January 1, 2015, but the Company early adopted it as allowed effective January 1, 2014. Adoption of this standard resulted in and will likely continue to result in substantially fewer of the Company's dispositions meeting the discontinued operations qualifications. See Note 11 for further discussion.

In May 2014, the FASB issued a comprehensive new revenue recognition standard entitled Revenue from Contracts with Customers that will supersede nearly all existing revenue recognition guidance. The new standard specifically excludes lease contracts. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Companies will likely need to use more judgment and make more estimates than under current revenue recognition guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard will be effective for the Company beginning on January 1, 2018 and early adoption will be permitted beginning on January 1, 2017. The new standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

In August 2014, the FASB issued a new standard that will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt. However, to determine the specific disclosures, management will need to assess whether its plans will alleviate substantial doubt. The new standard is effective for the annual period ending after December 15, 2016 and for interim periods thereafter. The Company does not expect that this will have a material effect on its consolidated results of operations or financial position.

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

In April 2015, the FASB issued a new standard which requires companies to present debt financing costs as a direct deduction from the carrying amount of the associated debt liability rather than as an asset, consistent with the presentation of debt discounts on the consolidated balance sheets.  The new standard will be effective for the Company beginning on January 1, 2016 and early adoption is permitted.  The new standard must be applied retrospectively to all prior periods presented in the consolidated financial statements.  The Company does not expect that this will have a material effect on its consolidated results of operations or financial position.

Other

The Company is the controlling partner in various consolidated partnerships owning 19 properties and 3,771 apartment units having a noncontrolling interest book value of $4.6 million at September 30, 2015. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $11.0 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of September 30, 2015, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $71.8 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on September 30, 2015 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units (formerly known as Long-Term Incentive Plan (“LTIP”) Units)) for the nine months ended September 30, 2015:

2015
Common Shares
Common Shares outstanding at January 1,	362,855,454
Common Shares Issued:
Conversion of OP Units	181,753
Exercise of share options	882,764
Employee Share Purchase Plan (ESPP)	52,869
Restricted share grants, net	168,484
Common Shares Other:
Conversion of restricted shares to restricted units	(1,284)
Common Shares outstanding at September 30,	364,140,040
Units
Units outstanding at January 1,	14,298,691
Restricted units, net	337,505
Conversion of restricted shares to restricted units	1,284
Conversion of OP Units to Common Shares	(181,753)
Units outstanding at September 30,	14,455,727
Total Common Shares and Units outstanding at September 30,	378,595,767
Units Ownership Interest in Operating Partnership	3.8%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at September 30, 2015 and December 31, 2014.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2015, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $522.6 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the nine months ended September 30, 2015 (amounts in thousands):

2015
Balance at January 1,	$500,733
Change in market value	20,262
Change in carrying value	1,590
Balance at September 30,	$522,585
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
The following table presents the Company’s issued and outstanding Preferred Shares as of September 30, 2015 and December 31, 2014:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	September 30, 2015	December 31, 2014
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 803,600 shares issued and outstanding at September 30, 2015 and 1,000,000 shares issued and outstanding at December 31, 2014 (3)	12/10/26	$4.145	$40,180	$50,000
			$40,180	$50,000

(1)	On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

(3)
Effective January 26, 2015, the Company repurchased and retired 196,400 Series K Preferred Shares with a par value of $9.82 million for total cash consideration of approximately $12.7 million. As a result of this partial redemption, the Company incurred a cash charge of approximately $2.8 million which was recorded as a premium on the redemption of Preferred Shares.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the nine months ended September 30, 2015:

2015
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	377,154,145
Issued to General Partner:
Exercise of EQR share options	882,764
EQR’s Employee Share Purchase Plan (ESPP)	52,869
EQR's restricted share grants, net	168,484
Issued to Limited Partners:
Restricted units, net	337,505
General and Limited Partner Units outstanding at September 30,	378,595,767
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,298,691
Limited Partner restricted units, net	337,505
Conversion of EQR restricted shares to restricted units	1,284
Conversion of Limited Partner OP Units to EQR Common Shares	(181,753)
Limited Partner Units outstanding at September 30,	14,455,727
Limited Partner Units Ownership Interest in Operating Partnership	3.8%
The Limited Partners of the Operating Partnership as of September 30, 2015 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units. Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares can not be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at September 30, 2015 and December 31, 2014.
The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2015, the Redeemable Limited Partner Units have a redemption value of approximately $522.6 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.
The following table presents the changes in the redemption value of the Redeemable Limited Partners for the nine months ended September 30, 2015 (amounts in thousands):

2015
Balance at January 1,	$500,733
Change in market value	20,262
Change in carrying value	1,590
Balance at September 30,	$522,585

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of September 30, 2015 and December 31, 2014:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	September 30, 2015	December 31, 2014
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 803,600 units issued and outstanding at September 30, 2015 and 1,000,000 units issued and outstanding at December 31, 2014 (3)	12/10/26	$4.145	$40,180	$50,000
			$40,180	$50,000

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

(3)
Effective January 26, 2015, the Operating Partnership repurchased and retired 196,400 Series K Preference Units with a par value of $9.82 million for total cash consideration of approximately $12.7 million, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares. As a result of this partial redemption, the Operating Partnership incurred a cash charge of approximately $2.8 million which was recorded as a premium on the redemption of Preference Units.

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

Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million Common Shares. No shares were repurchased during the nine months ended September 30, 2015. As of September 30, 2015, EQR has remaining authorization to repurchase an additional 12,968,760 of its shares.

4.	Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015	December 31, 2014
Land	$6,424,887	$6,295,404
Depreciable property:
Buildings and improvements	18,527,779	17,974,337
Furniture, fixtures and equipment	1,497,314	1,365,276
In-Place lease intangibles	515,154	511,891
Projects under development:
Land	295,798	466,764
Construction-in-progress	743,859	877,155
Land held for development:
Land	120,007	145,366
Construction-in-progress	34,683	39,190
Investment in real estate	28,159,481	27,675,383
Accumulated depreciation	(5,914,695)	(5,432,805)
Investment in real estate, net	$22,244,786	$22,242,578

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of September 30, 2015 and December 31, 2014 (amounts in thousands):

Description	Balance Sheet Location	September 30, 2015	December 31, 2014
Assets
Ground lease intangibles – below market	Other Assets	$178,251	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		179,511	179,511
Accumulated amortization		(12,318)	(8,913)
Lease intangible assets, net		$167,193	$170,598

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,270
Lease intangible liabilities		7,670	7,670
Accumulated amortization		(3,129)	(2,258)
Lease intangible liabilities, net		$4,541	$5,412

During the nine months ended September 30, 2015 and 2014, the Company amortized approximately $3.2 million and $3.2 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.7 million and $0.9 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income. During the quarters ended September 30, 2015 and 2014, the Company amortized approximately $1.0 million and $1.0 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.2 million and $0.3 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2015	2016	2017	2018	2019	2020

Ground lease intangibles	$1,080	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(232)	(896)	(540)	(71)	(71)	(71)
Total	$848	$3,425	$3,781	$4,250	$4,250	$4,250

During the nine months ended September 30, 2015, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	1	202	$130,275
Land Parcels (1)	—	—	27,800
Total	1	202	$158,075

(1) During the third quarter of 2015, the Company acquired two land parcels in San Francisco which will be combined with an additional land parcel acquired earlier in the year for future development.

During the nine months ended September 30, 2015, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties (1)	7	1,707	$464,812
Total	7	1,707	$464,812

(1) Includes a 193,230 square foot medical office building adjacent to our Longfellow Place property in Boston with a sales price of approximately $123.3 million which is not included in the Company's property and apartment unit counts.

The Company recognized a net gain on sales of real estate properties of approximately $295.7 million on the above sales.

Other

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. Until the core and shell of the building were complete, the building and land were owned jointly and were required to be consolidated on the Company's balance sheet as the Company was the managing member and Toll Brothers did not have substantive kick-out or participating rights. In July 2015, the Company recorded the master condominium declaration for this development project and as a result, the Toll Brothers’ portion of the property was deconsolidated from the Company's balance sheet. The Company now solely owns the rental portion of the building (floors 2-22) and the ground floor retail and Toll Brothers solely owns the for sale portion of the building (floors 23-40). The joint venture no longer owns any real property. In conjunction with this transaction, the Company reduced investment in real estate by $116.7 million, noncontrolling interest by $117.3 million and accrued retainage by $1.1 million and increased other liabilities by $1.7 million (to account for Toll Brothers' restricted cash still held by the Company). The deconsolidation of the Toll Brothers' portion of the project had no impact on the consolidated results of operations and comprehensive income.

5.	Commitments to Acquire/Dispose of Real Estate

In addition to the properties that were subsequently acquired as discussed in Note 14, the Company has entered into a separate agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Other	—	2	$6,000
Total	—	2	$6,000

In addition to the property that was subsequently disposed of as discussed in Note 14, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties (1)	77	23,961	$5,830,203
Land Parcels (three)	—	—	29,900
Total	77	23,961	$5,860,103

(1) Includes the agreement to sell 72 properties consisting of 23,262 apartment units to a controlled affiliate of Starwood Capital Group for $5.365 billion. See Note 14 for further discussion.

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.    Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of September 30, 2015 (amounts in thousands except for project and apartment unit amounts):

	Consolidated	Unconsolidated
	Operating	Operating

Total projects	19	3

Total apartment units	3,771	1,281

Balance sheet information at 9/30/15 (at 100%):
ASSETS
Investment in real estate	$687,814	$290,733
Accumulated depreciation	(211,120)	(27,563)
Investment in real estate, net	476,694	263,170
Cash and cash equivalents	19,242	8,912
Investments in unconsolidated entities	50,140	—
Deposits – restricted	335	284
Deferred financing costs, net	1,875	6
Other assets	26,816	882
Total assets	$575,102	$273,254

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable (1)	$343,341	$174,992
Accounts payable & accrued expenses	3,318	3,227
Accrued interest payable	1,206	691
Other liabilities	709	513
Security deposits	2,017	614
Total liabilities	350,591	180,037

Noncontrolling Interests – Partially Owned Properties/Partners' equity	4,643	90,878
Company equity/General and Limited Partners' Capital	219,868	2,339
Total equity/capital	224,511	93,217
Total liabilities and equity/capital	$575,102	$273,254

	Consolidated	Unconsolidated
	Operating	Operating
Operating information for the nine months ended 9/30/15 (at 100%):
Operating revenue	$70,142	$24,125
Operating expenses	20,208	8,949

Net operating income	49,934	15,176
Depreciation	16,638	9,251
General and administrative/other	44	178

Operating income	33,252	5,747
Interest and other income	8	2
Other expenses	(50)	—
Interest:
Expense incurred, net	(11,704)	(7,047)
Amortization of deferred financing costs	(266)	(1)

Income (loss) before income and other taxes and (loss) from investments in unconsolidated entities	21,240	(1,299)
Income and other tax (expense) benefit	(35)	(18)
(Loss) from investments in unconsolidated entities	(1,104)	—

Net income (loss)	$20,101	$(1,317)

(1)	All debt is non-recourse to the Company.

Note:
The above tables exclude the Company's interests in unconsolidated joint ventures entered into with AvalonBay Communities, Inc. (“AVB”) in connection with the acquisition of certain real estate related assets from Archstone Enterprise LP (such assets are referred to herein as "Archstone"). These ventures own certain non-core Archstone assets that are held for sale and succeeded to certain residual Archstone liabilities/litigation, as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests had an aggregate liquidation value of $42.8 million at September 30, 2015. The ventures are owned 60% by the Company and 40% by AVB.

The Company is the controlling partner in various consolidated partnership properties having an aggregate noncontrolling interest book value of $4.6 million at September 30, 2015. The Company does not have any variable interest entities.

Operating Properties

The Company has a 75% equity interest in the Wisconsin Place joint venture. The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities. The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components. At September 30, 2015, the residential component had a net book value of $176.8 million. The Company is the managing member and its partner does not have substantive kick-out or participating rights. As a result, the entity that owns the residential component is required to be consolidated on the Company's balance sheet. The joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility. At September 30, 2015, the basis of this investment was $50.1 million.

The Company has a 20% equity interest in the Waterton Tenside joint venture which owns a 336 unit apartment property located in Atlanta, Georgia and had a basis of $4.0 million at September 30, 2015. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $29.6 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures. The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and had a basis of $5.3 million at September 30, 2015. The Domain joint venture owns a 444 unit apartment property located in San Jose, California and had a basis of $10.2 million at September 30, 2015. Nexus Sawgrass and Domain were completed and stabilized during the quarters ended September 30, 2014 and March 31, 2015, respectively. Construction on both projects was predominantly funded with long-term, non-recourse secured loans from the partner. The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021. The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the projects and had given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. As a result, the entities are unconsolidated and recorded using the equity method of accounting. The Company currently has no further funding obligations related to these projects.

Other

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets, such as interests in a two property portfolio of apartment buildings and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by AVB. The Company's initial investment was $147.6 million and the Company's basis at September 30, 2015 was $4.5 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

During the nine months ended September 30, 2015, the Company received approximately $45.1 million in distributions from the Residual JV as a result of the winddown/sale of remaining assets owned by the Residual JV and litigation settlements received by the Residual JV. The Company's pro rata share of the distributions related to the winddown of the German dispositions that occurred in 2014 was approximately $3.5 million during the nine months ended September 30, 2015 and $102.0 million cumulatively since the acquisition of Archstone. The Company's pro rata share of the proceeds related to the sale of certain remaining assets owned by the Residual JV and the litigation settlements received by the Residual JV were approximately $24.8 million and $16.8 million, respectively, during the nine months ended September 30, 2015.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the nine months ended September 30, 2015, the Legacy JV distributed $27.9 million to its preferred interests holders for accrued and unpaid dividends, of which the Company's pro rata share was approximately $16.7 million. At September 30, 2015, the remaining preferred interests had an aggregate liquidation value of $42.8 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

7.    Deposits – Restricted and Escrow Deposits – Mortgage

The following table presents the Company’s restricted deposits as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015	December 31, 2014
Tax-deferred (1031) exchange proceeds	$77,636	$—
Earnest money on pending acquisitions	2,210	580
Restricted deposits on real estate investments	7,538	24,701
Resident security and utility deposits	47,932	46,516
Other	358	506
Totals	$135,674	$72,303

The following table presents the Company’s escrow deposits as of September 30, 2015 and December 31, 2014 (amounts in thousands):

	September 30, 2015	December 31, 2014
Real estate taxes and insurance	$1,479	$2,235
Replacement reserves	3,838	3,431
Mortgage principal reserves/sinking funds	47,902	41,567
Other	852	852
Totals	$54,071	$48,085

8.    Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of September 30, 2015, the Company had outstanding mortgage debt of approximately $4.9 billion.

During the nine months ended September 30, 2015, the Company repaid $184.7 million of mortgage loans.

The Company recorded $0.1 million of write-offs of unamortized deferred financing costs during the nine months ended September 30, 2015 as additional interest expense related to debt extinguishment of mortgages. The Company also recorded $1.4 million of write-offs of net unamortized premiums during the nine months ended September 30, 2015 as a reduction of interest expense related to debt extinguishment of mortgages.

As of September 30, 2015, the Company had $700.5 million of secured debt subject to third party credit enhancement.

As of September 30, 2015, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 1, 2061. At September 30, 2015, the interest rate range on the Company’s mortgage debt was 0.01% to 7.25%. During the nine months ended September 30, 2015, the weighted average interest rate on the Company’s mortgage debt was 4.22%.

Notes

As of September 30, 2015, the Company had outstanding unsecured notes of approximately $5.9 billion.

During the nine months ended September 30, 2015, the Company:

▪	Repaid $300.0 million of 6.584% unsecured notes at maturity;

▪
Issued $450.0 million of ten-year 3.375% fixed rate public notes, receiving net proceeds of $447.5 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 3.81% after termination of various forward starting swaps in conjunction with the issuance (see Note 9 for further discussion); and

▪	Issued $300.0 million of thirty-year 4.50% fixed rate public notes, receiving net proceeds of $298.9 million before underwriting fees and other expenses, at an all-in effective interest rate of 4.55%.

As of September 30, 2015, scheduled maturities for the Company’s outstanding notes were at various dates through June 1, 2045. At September 30, 2015, the interest rate range on the Company’s notes was 2.375% to 7.57%. During the nine months ended September 30, 2015, the weighted average interest rate on the Company’s notes was 5.00%.

Line of Credit and Commercial Paper

On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.95%) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt.

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million on this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. As of September 30, 2015, there was a balance of $30.0 million on the commercial paper program. The notes bear interest at various floating rates with a weighted average of 0.57% for the nine months ended September 30, 2015 and a weighted average maturity of 12 days as of September 30, 2015.

As of September 30, 2015, the amount available on the revolving credit facility was $2.42 billion (net of $45.1 million which was restricted/dedicated to support letters of credit and net of $30.0 million outstanding on the commercial paper program). During the nine months ended September 30, 2015, the weighted average interest rate on the revolving credit facility was 1.07%.

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). Employee holdings other than Common Shares within the supplemental executive retirement plan (the “SERP”) are valued using quoted market prices for identical assets and are included in other assets and other liabilities on the consolidated balance sheets. Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are valued using the quoted market price of Common Shares. The fair values disclosed for mortgage notes payable and unsecured debt (including its line of credit and commercial paper) were calculated using indicative rates provided by lenders of similar loans in the case of mortgage notes payable and the private unsecured debt (including its line of credit and commercial paper) and quoted market prices for each underlying issuance in the case of the public unsecured notes.

The carrying values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.9 billion and $5.9 billion, respectively, at September 30, 2015. The fair values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.9 billion (Level 2) and $6.2 billion (Level 2), respectively, at September 30, 2015. The carrying values of the Company's mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion and $5.8 billion, respectively, at December 31, 2014. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion (Level 2) and $6.1 billion (Level 2), respectively, at December 31, 2014. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, line of credit, commercial paper and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

The following table summarizes the Company’s consolidated derivative instruments at September 30, 2015 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$450,000	$50,000
Lowest Possible Notional	$450,000	$50,000
Highest Possible Notional	$450,000	$50,000
Lowest Interest Rate	2.375%	2.500%
Highest Interest Rate	2.375%	2.500%
Earliest Maturity Date	2019	2026
Latest Maturity Date	2019	2026

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)
Forward Starting Swaps – Designed to partially fix interest rates in advance of a planned future debt issuance. This swap has a mandatory counterparty termination in 2017, and is targeted to a 2016 issuance.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	9/30/2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$9,759	$—	$9,759	$—
Supplemental Executive Retirement Plan	Other Assets	96,823	96,823	—	—
Total		$106,582	$96,823	$9,759	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$1,095	$—	$1,095	$—
Supplemental Executive Retirement Plan	Other Liabilities	96,823	96,823	—	—
Total		$97,918	$96,823	$1,095	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$522,585	$—	$522,585	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,597	$—	$1,597	$—
Forward Starting Swaps	Other Assets	332	—	332	—
Supplemental Executive Retirement Plan	Other Assets	104,463	104,463	—	—
Total		$106,392	$104,463	$1,929	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$14,104	$—	$14,104	$—
Supplemental Executive Retirement Plan	Other Liabilities	104,463	104,463	—	—
Total		$118,567	$104,463	$14,104	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$500,733	$—	$500,733	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2015 and 2014, respectively (amounts in thousands):

September 30, 2015 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$8,162	Fixed rate debt	Interest expense	$(8,162)
Total		$8,162			$(8,162)

September 30, 2014 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(2,485)	Fixed rate debt	Interest expense	$2,485
Total		$(2,485)			$2,485

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2015 and 2014, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
September 30, 2015 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(1,237)	Interest expense	$(13,647)	Interest expense	$(3,033)
Total	$(1,237)		$(13,647)		$(3,033)

	Effective Portion			Ineffective Portion
September 30, 2014 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(21,693)	Interest expense	$(12,606)	Interest expense	$91
Total	$(21,693)		$(12,606)		$91

As of September 30, 2015 and December 31, 2014, there were approximately $156.8 million and $172.2 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at September 30, 2015, the Company may recognize an estimated $24.2 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending September 30, 2016.

In May 2015, the Company paid a net $15.1 million to settle nine forward starting ten-year swaps in conjunction with the issuance of $450.0 million of ten-year fixed rate public notes. The ineffective portion of approximately $30,000 and accrued interest of approximately $1.2 million were recorded as increases to interest expense. The remaining amount of approximately $13.9 million will be deferred as a component of accumulated other comprehensive (loss) and recognized as an increase to interest expense over the first 9 years and 10.5 months of the notes.

During the quarter ended September 30, 2015, the Company recorded approximately $3.0 million of deferred accumulated other comprehensive (loss) as additional interest expense due to the ineffectiveness of certain forward starting swaps.

10.    Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2015	2014	2015	2014
Numerator for net income per share – basic:
Income from continuing operations	$693,948	$430,142	$205,375	$231,252
Allocation to Noncontrolling Interests – Operating Partnership, net	(26,178)	(16,216)	(7,775)	(8,740)
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,473)	(1,800)	(986)	(708)
Preferred distributions	(2,557)	(3,109)	(833)	(1,037)
Premium on redemption of Preferred Shares	(2,789)	—	—	—
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	659,951	409,017	195,781	220,767
Discontinued operations, net of Noncontrolling Interests	337	1,443	78	(60)
Numerator for net income per share – basic	$660,288	$410,460	$195,859	$220,707
Numerator for net income per share – diluted:
Income from continuing operations	$693,948	$430,142	$205,375	$231,252
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,473)	(1,800)	(986)	(708)
Preferred distributions	(2,557)	(3,109)	(833)	(1,037)
Premium on redemption of Preferred Shares	(2,789)	—	—	—
Income from continuing operations available to Common Shares	686,129	425,233	203,556	229,507
Discontinued operations, net	350	1,500	81	(62)
Numerator for net income per share – diluted	$686,479	$426,733	$203,637	$229,445
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	363,386	360,900	363,579	361,409
Effect of dilutive securities:
OP Units	13,584	13,726	13,568	13,707
Long-term compensation shares/units	3,453	2,602	3,516	2,838
Denominator for net income per share – diluted	380,423	377,228	380,663	377,954
Net income per share – basic	$1.82	$1.14	$0.54	$0.61
Net income per share – diluted	$1.80	$1.13	$0.53	$0.61
Net income per share – basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$1.82	$1.13	$0.54	$0.61
Discontinued operations, net of Noncontrolling Interests	—	0.01	—	—
Net income per share – basic	$1.82	$1.14	$0.54	$0.61
Net income per share – diluted:
Income from continuing operations available to Common Shares	$1.80	$1.13	$0.53	$0.61
Discontinued operations, net	—	—	—	—
Net income per share – diluted	$1.80	$1.13	$0.53	$0.61

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2015	2014	2015	2014
Numerator for net income per Unit – basic and diluted:
Income from continuing operations	$693,948	$430,142	$205,375	$231,252
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,473)	(1,800)	(986)	(708)
Allocation to Preference Units	(2,557)	(3,109)	(833)	(1,037)
Allocation to premium on redemption of Preference Units	(2,789)	—	—	—
Income from continuing operations available to Units	686,129	425,233	203,556	229,507
Discontinued operations, net	350	1,500	81	(62)
Numerator for net income per Unit – basic and diluted	$686,479	$426,733	$203,637	$229,445
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	376,970	374,626	377,147	375,116
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	3,453	2,602	3,516	2,838
Denominator for net income per Unit – diluted	380,423	377,228	380,663	377,954
Net income per Unit – basic	$1.82	$1.14	$0.54	$0.61
Net income per Unit – diluted	$1.80	$1.13	$0.53	$0.61
Net income per Unit – basic:
Income from continuing operations available to Units	$1.82	$1.13	$0.54	$0.61
Discontinued operations, net	—	0.01	—	—
Net income per Unit – basic	$1.82	$1.14	$0.54	$0.61
Net income per Unit – diluted:
Income from continuing operations available to Units	$1.80	$1.13	$0.53	$0.61
Discontinued operations, net	—	—	—	—
Net income per Unit – diluted	$1.80	$1.13	$0.53	$0.61

11.	Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any, for properties sold in 2013 and prior years. The amounts included in discontinued operations for the nine months and quarters ended September 30, 2015 and 2014 represent trailing activity for properties sold in 2013 and prior years. None of the properties sold during the nine months and quarters ended September 30, 2015 and 2014 met the new criteria for reporting discontinued operations. See Note 2 for further discussion.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets for properties sold in 2013 and prior years during the nine months and quarters ended September 30, 2015 and 2014 (amounts in thousands).

	Nine Months Ended September 30,		Quarter Ended September 30,
	2015	2014	2015	2014
REVENUES
Rental income	$425	$1,218	$87	$(57)
Total revenues	425	1,218	87	(57)

EXPENSES (1)
Property and maintenance	(67)	(125)	—	(84)
Real estate taxes and insurance	55	146	2	152
General and administrative	75	59	4	8
Total expenses	63	80	6	76

Discontinued operating income (loss)	362	1,138	81	(133)

Interest and other income	3	152	—	72
Income and other tax (expense) benefit	(15)	(13)	—	—

Discontinued operations	350	1,277	81	(61)
Net gain (loss) on sales of discontinued operations	—	223	—	(1)

Discontinued operations, net	$350	$1,500	$81	$(62)

(1)	Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

12.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws. Compliance by the Company with existing laws has not had a material adverse effect on the Company. However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built approximately 300 of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys' fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at September 30, 2015. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company has established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the nine months ended September 30, 2015, the Company recorded a reduction to the reserve of approximately $1.0 million, resulting in a total reserve of approximately $5.0 million at September 30, 2015. While no assurances can be given, the Company does not believe that the ultimate resolution of these litigation matters, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of September 30, 2015, the Company has 10 wholly owned projects totaling 3,989 apartment units in various stages of development with commitments to fund of approximately $919.5 million and estimated completion dates ranging through September 30, 2017, as well as other completed development projects that are in various stages of lease up or are stabilized.

As of September 30, 2015, the Company has two completed unconsolidated development projects that are stabilized. Both projects were co-developed with the same third party development partner in different ventures. The development venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company currently has no further funding obligations related to these projects. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the projects and has given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements. See Note 6 for further discussion.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company's operating performance geographically by market and both on a same store and non-same store basis. The Company’s operating segments located in its core markets and two of its non-core markets represent its reportable segments (with the aggregation of Los Angeles, Orange County and San Diego into the Southern California reportable segment). The Company's operating segments located in its non-core – other markets that are not material have also been aggregated in the tables presented below.

The Company’s fee and asset management and development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the "Other" category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2015 and 2014, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2015 and 2014, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2015	2014	2015	2014
Rental income	$2,035,359	$1,942,492	$694,245	$662,001
Property and maintenance expense	(364,948)	(361,087)	(122,383)	(120,139)
Real estate taxes and insurance expense	(254,513)	(245,717)	(84,962)	(80,568)
Property management expense	(60,887)	(61,080)	(18,925)	(18,407)
Total operating expenses	(680,348)	(667,884)	(226,270)	(219,114)
Net operating income	$1,355,011	$1,274,608	$467,975	$442,887

The following tables present NOI for each segment from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2015 and 2014, respectively, as well as total assets and capital expenditures at September 30, 2015 (amounts in thousands):

	Nine Months Ended September 30, 2015			Nine Months Ended September 30, 2014
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Boston	$188,091	$61,890	$126,201	$182,085	$58,769	$123,316
New York	354,704	133,433	221,271	340,374	129,006	211,368
San Francisco	278,514	81,469	197,045	251,812	80,087	171,725
Seattle	124,623	38,724	85,899	116,327	38,706	77,621
Southern California	322,762	102,989	219,773	305,427	101,924	203,503
Washington D.C.	341,797	113,582	228,215	339,453	110,357	229,096
Non-core – South Florida	151,115	54,961	96,154	143,000	53,188	89,812
Non-core – Denver	89,716	24,246	65,470	82,392	23,246	59,146
Non-core – other	64,405	23,829	40,576	61,857	23,249	38,608
Total same store	1,915,727	635,123	1,280,604	1,822,727	618,532	1,204,195

Non-same store/other (2) (3)
Boston	6,192	1,795	4,397	2,750	633	2,117
New York	4,302	3,660	642	16	1	15
San Francisco	2,709	1,465	1,244	10	24	(14)
Seattle	14,894	4,394	10,500	3,712	1,332	2,380
Southern California	52,833	19,377	33,456	32,949	14,068	18,881
Washington D.C.	16,370	4,855	11,515	12,610	4,683	7,927
Non-core – South Florida	5,916	2,101	3,815	3,694	2,026	1,668
Other (3)	16,416	7,578	8,838	64,024	26,585	37,439
Total non-same store/other	119,632	45,225	74,407	119,765	49,352	70,413

Total	$2,035,359	$680,348	$1,355,011	$1,942,492	$667,884	$1,274,608

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2014, less properties subsequently sold, which represented 96,432 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2014, plus any properties in lease-up and not stabilized as of January 1, 2014.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold in 2014 and 2015 that do not meet the new discontinued operations criteria.

	Quarter Ended September 30, 2015			Quarter Ended September 30, 2014
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Boston	$63,673	$20,159	$43,514	$61,407	$19,056	$42,351
New York	120,149	43,578	76,571	114,968	41,961	73,007
San Francisco	96,115	27,512	68,603	86,468	27,124	59,344
Seattle	43,481	13,206	30,275	40,538	13,082	27,456
Southern California	115,657	36,979	78,678	109,054	36,639	72,415
Washington D.C.	116,935	38,714	78,221	116,449	37,793	78,656
Non-core – South Florida	51,960	18,927	33,033	48,850	18,198	30,652
Non-core – Denver	30,890	8,619	22,271	28,269	8,150	20,119
Non-core – other	21,868	7,912	13,956	20,976	7,655	13,321
Total same store	660,728	215,606	445,122	626,979	209,658	417,321

Non-same store/other (2) (3)
Boston	2,858	916	1,942	932	222	710
New York	3,079	2,258	821	6	—	6
San Francisco	2,216	899	1,317	4	12	(8)
Seattle	4,692	1,523	3,169	1,722	505	1,217
Southern California	12,424	4,351	8,073	8,486	3,383	5,103
Washington D.C.	3,538	1,013	2,525	2,932	901	2,031
Non-core – South Florida	1,331	563	768	1,042	561	481
Other (3)	3,379	(859)	4,238	19,898	3,872	16,026
Total non-same store/other	33,517	10,664	22,853	35,022	9,456	25,566

Total	$694,245	$226,270	$467,975	$662,001	$219,114	$442,887

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to July 1, 2014, less properties subsequently sold, which represented 97,737 apartment units.

(2)	Non-same store primarily includes properties acquired after July 1, 2014, plus any properties in lease-up and not stabilized as of July 1, 2014.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold in 2014 and 2015 that do not meet the new discontinued operations criteria.

	Nine Months Ended September 30, 2015
	Total Assets	Capital Expenditures
Same store (1)
Boston	$1,854,057	$12,948
New York	4,593,457	13,213
San Francisco	2,666,256	19,932
Seattle	1,072,287	9,608
Southern California	2,748,274	23,320
Washington D.C.	4,199,832	26,697
Non-core – South Florida	1,111,103	12,856
Non-core – Denver	506,436	5,888
Non-core – other	325,649	4,862
Total same store	19,077,351	129,324

Non-same store/other (2) (3)
Boston	173,368	308
New York	366,978	(12)
San Francisco	261,039	3
Seattle	368,624	70
Southern California	837,998	3,713
Washington D.C.	237,900	568
Non-core – South Florida	65,193	30
Other (3)	1,620,353	434
Total non-same store/other	3,931,453	5,114
Total	$23,008,804	$134,438

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2014, less properties subsequently sold, which represented 96,432 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2014, plus any properties in lease-up and not stabilized as of January 1, 2014.

(3)	Other includes development, other corporate operations and capital expenditures for properties sold.

Note: Markets/Metro Areas aggregated in the above Southern California and Non-core – other segments are as follows:
(a) Southern California – Los Angeles, Orange County and San Diego.
(b) Non-core – other – Inland Empire, CA, New England (excluding Boston) and Phoenix.

14.	Subsequent Events/Other

Subsequent Events

Subsequent to September 30, 2015, the Company:

•	Acquired two properties consisting of 343 apartment units for $132.3 million;

•	Sold one property consisting of 150 apartment units for $48.5 million; and

•	Repaid $150.0 million of mortgage loans.

On October 23, 2015, the Company executed an agreement with a controlled affiliate of Starwood Capital Group to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion. On October 22, 2015, the Company's Board of Trustees approved the sale of this portfolio. The sale, which is subject to certain closing conditions, is expected to close in the first quarter of 2016. The Company intends to use the majority of the proceeds to pay a special dividend to its shareholders and holders of OP Units of between $9.00 and $11.00 per share/unit and anticipates that dividend being paid in the second quarter of 2016. The Company expects to use the majority of the remaining proceeds to reduce aggregate indebtedness in order to make the transaction leverage neutral. All future dividends remain subject to the discretion of the Board of Trustees.

Other

During the nine months ended September 30, 2015 and 2014, the Company incurred charges of $0.2 million and $0.3 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $2.3 million and $2.1 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $2.5 million and $2.4 million, respectively, are included in other expenses in the accompanying consolidated statements of operations and comprehensive income.

Effective January 1, 2015, the Company has revised its executive compensation program. The long-term incentive portion of the revised program will be performance based and determined by the Company’s absolute and relative total shareholder return over a three year performance period.  During the nine months ended September 30, 2015, the Company expensed approximately $7.0 million under the long-term incentive portion of the revised program, of which $1.0 million and $6.0 million was recorded to property management expense and general and administrative expense, respectively.

During the nine months ended September 30, 2015 and 2014, the Company received $5.8 million and $2.8 million, respectively, for the settlement of various litigation/insurance claims, which are included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.

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
EQR is the general partner of, and as of September 30, 2015 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
The Company’s corporate headquarters are located in Chicago, Illinois and the Company also operates property management offices in each of its core markets and two of its non-core markets. As of September 30, 2015, the Company had approximately 3,500 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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
We seek to maximize the income and capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property operations and appreciation. We are focused primarily on the six core coastal, high barrier to entry markets of Boston, New York, Washington D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle. These markets generally feature one or more of the following characteristics that allow us to increase rents:

▪	High barriers to entry where, because of land scarcity or government regulation, it is difficult or costly to build new apartment properties, creating limits on new supply;

▪	High home ownership costs;

▪	Strong economic growth leading to job growth and household formation, which in turn leads to high demand for our apartments;

▪	Urban core locations with an attractive quality of life leading to high resident demand and retention; and

▪	Favorable demographics contributing to a larger pool of target residents with a high propensity to rent apartments.
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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold over 167,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $16.6 billion, acquired over 67,000 apartment units primarily in its core markets for approximately $19.6 billion and began approximately $5.7 billion of development projects primarily in its core markets. We are currently seeking to acquire and develop assets in the following six core coastal metropolitan areas: Boston, New York, Washington D.C., Southern California, San Francisco and Seattle. We are in the process of exiting Denver, New England (excluding Boston), Phoenix and South Florida. As of June 30, 2015, we have exited Orlando. See further discussion below regarding the Company's planned disposition activity.
As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties and takes options on land or acquires land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of September 30, 2015, no single market/metropolitan area accounted for more than 17.5% of our NOI, though NOI concentration will likely increase following the Company's planned disposition activity discussed below.
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
We have a commitment to sustainability and consider the environmental impacts of our business activities. Sustainability and social responsibility are key drivers of our focus on creating the best apartment communities for residents to live, work and play. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. The Company was named the 2015 Global Residential Sector Leader by the Global Real Estate Sustainability Benchmark ("GRESB") survey, a globally recognized analysis of the sustainability indicators of more than 700 real estate portfolios worldwide. For additional information regarding our sustainability efforts, see our December 2014 Corporate Social Responsibility and Sustainability Report at our website, www.equityresidential.com.

Current Environment

On October 23, 2015, the Company executed an agreement with a controlled affiliate of Starwood Capital Group ("Starwood") to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion. On October 22, 2015, the Company's Board of Trustees approved the sale of this portfolio. The sale is expected to close in the first quarter of 2016. In addition to this sale, the Company announced its intentions to sell an additional 26 operating properties located in various submarkets, consisting of 4,728 apartment units for approximately $700.0 million in individual and small portfolio sales throughout 2016. The sale to Starwood, combined with these other planned 2016 dispositions, will result in the Company's exit from the South Florida and Denver markets as well as the New England submarkets. The Company intends to use the majority of the proceeds from the Starwood portfolio and these other planned 2016 dispositions to pay a special dividend to its shareholders and holders of OP Units of between $9.00 and $11.00 per share/unit and anticipates that dividend being paid in the second quarter of 2016. The Company expects to use the majority of the remaining proceeds to reduce aggregate indebtedness in order to make the transaction leverage neutral. All future dividends remain subject to the discretion of the Board of Trustees. The Company may also sell certain other assets in core markets in 2016 with the intention of reinvesting the proceeds from those sales in other assets in our core markets. These sales will narrow the Company's focus, which will now be entirely directed towards our high barrier to entry/core markets. We believe the assets being sold will have lower long-term returns (as compared to investments in our high barrier to entry/core markets) and that we can sell them now for prices that we believe are favorable. Given the very strong bid for multifamily assets in our high barrier to entry/core markets from many different segments of the investment community, the Company believes the best risk-adjusted use of the sale proceeds is to pay a special dividend to our shareholders and repay outstanding debt. The agreed sale to Starwood is subject to certain closing conditions, and there can be no assurance that such sale, and our other planned dispositions, will occur.

During the nine months ended September 30, 2015, the Company acquired one consolidated rental property consisting of 202 apartment units for $130.3 million and three land parcels for $27.8 million. The Company sold seven consolidated rental properties consisting of 1,707 apartment units for $464.8 million (which included the Company's three remaining properties in the Orlando market and a 193,230 square foot medical office building adjacent to our Longfellow Place property in Boston for a sales price of approximately $123.3 million) during the nine months ended September 30, 2015. The Company currently budgets consolidated rental acquisitions of approximately $350.0 million (lowered from the $500.0 million original guidance provided in February 2015) during the year ending December 31, 2015 to be funded with proceeds from rental dispositions. The Company currently budgets consolidated rental dispositions of approximately $500.0 million during the year ending December 31, 2015.

During the nine months ended September 30, 2015, the Company started construction on two projects representing 623 apartment units totaling approximately $377.2 million of development costs and substantially completed construction on seven projects representing 1,546 apartment units totaling approximately $842.5 million of development costs. The Company significantly increased its development starts in 2014 as compared to preceding years, and while construction activity remains elevated in 2015, starts are returning to more historical levels (approximately $500.0 million to $600.0 million on average annually). The Company does not expect to start any additional projects during 2015 and expects to start approximately $500.0 million to $600.0 million of new development projects in 2016. We currently budget spending approximately $600.0 million on development costs during the year ending December 31, 2015. We expect that this capital will be primarily sourced with excess operating cash flow, excess disposition proceeds, debt offerings and borrowings on our revolving credit facility and/or commercial paper program.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In February 2015, the Company entered into a $500.0 million commercial paper program, which allows for daily, weekly or monthly borrowings at low floating rates of interest. We believe this commercial paper program allows the Company to continue to reduce its already low cost of capital and we will use the program to replace a portion of the amount that we would otherwise have outstanding under our revolving line of credit. In May 2015, the Company completed a $450.0 million unsecured ten year note offering with a coupon of 3.375% and an all-in effective interest rate of approximately 3.81% as well as a $300.0 million unsecured thirty year note offering with a coupon of 4.5% and an all-in effective interest rate of approximately 4.55%. The Company used the proceeds from these offerings to repay the outstanding balance on its revolving credit facility and commercial paper program.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and commercial paper program, debt offerings and disposition proceeds for 2015 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities and existing development projects through 2015. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances, property dispositions, joint ventures and cash generated from operations.

Through their lender originator networks, Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”) are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, reductions in their size or the scale of their activities or loss of key personnel could have an impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. The Company has access to multiple other forms of public and private capital and over time, we would expect that other lenders, including banks, the commercial mortgage-backed securities market and life insurance companies, will become larger sources of debt capital to the multifamily market, particularly as it relates to the Company's high quality apartment properties.
We expect continued growth in revenue (anticipated 2015 same store revenue increase of 5.2%, which is an increase over the original guidance range of 3.75% to 4.50% that we provided in February 2015) and NOI (anticipated 2015 same store NOI increase of 6.2%, which is an increase over the original guidance range of 4.0% to 5.0% that we provided in February 2015) and are optimistic that the strong demand and continued strength in occupancy levels experienced in the first three quarters of 2015 will continue for the remainder of the year and into 2016. In addition, improving labor markets, robust household formation and declining single family home ownership levels should keep demand for rental housing high and produce above trend growth for 2015 and 2016. The Company currently forecasts same store revenue growth of 4.5% to 5.25% in 2016.

All of our markets are generally performing well, except for Washington D.C. As noted above, demand for our apartments has been strong, with high occupancy and low turnover due in part to declines in move outs to buy new homes. In general, new supply continues to be absorbed in an orderly fashion with lease-ups occurring faster than expected and only minimal impact on rents at nearby stabilized assets. For 2015, we currently anticipate three groupings of same store revenue growth, with San Francisco,

Seattle, Los Angeles and Orange County producing 5% or higher, New York, San Diego and Boston producing 3% to 5% and Washington D.C. producing around 1% growth. For 2016, we anticipate these trends to continue with Washington D.C. improving slightly to around 1.5% growth and San Francisco moderating somewhat from the high levels achieved in 2015.

Washington D.C., which is our largest market, has seen record absorption despite anemic job growth in 2014 and in the first three quarters of 2015. We expect slow improvement in the Washington D.C. market throughout 2015 and into 2016 as compared to the negative same store revenue performance in 2014, but growth will still lag the remainder of the Company's portfolio due to continuing substantial deliveries of new supply in the market combined with modest but recently improving job growth due to weakness in government hiring and spending. Despite the issues noted in Washington D.C., our business in general continues to perform well because of the combined forces of demographics, household formations and increasing consumer preference for the flexibility of rental housing, all of which should ensure a continued strong demand for rental housing.

The Company anticipates that 2015 same store expenses will increase 3.1% (as compared to the original guidance range of 2.5% to 3.5% that we provided in February 2015), with increases in real estate taxes expected to approximate 5.1% for the full year 2015. The anticipated increase in real estate taxes is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment values and fundamentals as well as the contractual annual reduction in the benefits of 421a tax abatements in New York City. We expect full year utility costs to decrease approximately 2% as compared to last year due to significant declines in natural gas, electricity and heating oil, partially offset by moderately higher costs for water, sewer and trash. With an improving labor market and the staffing of Archstone properties fully optimized, we anticipate same store payroll costs to grow 2.0% to 3.0% in 2015 over 2014.

We believe that the Company is well-positioned as of September 30, 2015 because our properties are geographically diverse, are approximately 94.9% occupied (96.2% on a same store basis) and the long-term demographic picture is positive. We believe certain of our core markets/metro areas, especially Washington D.C., Boston and Seattle, will see substantial near term multifamily supply and there will likely be periods of disruption as new development projects lease up. We believe over the longer term that our core markets will absorb future supply without material marketwide disruption because of the strong demand in these markets as exhibited by our current high occupancy levels and increasing household formations. We have seen evidence of this in Seattle as supply has been absorbed and rental rates continue to grow. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term and should also allow us to take advantage of investment opportunities in the future.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in our high barrier to entry/core markets and sell apartment properties located in our low barrier to entry/non-core markets during the nine months ended September 30, 2015 as follows:

▪	Acquired one consolidated apartment property consisting of 202 apartment units for $130.3 million at a cap rate (see definition below) of 4.2% and three land parcels for $27.8 million; and

▪
Sold seven consolidated apartment properties consisting of 1,707 apartments units as well as a 193,230 square foot medical office building for $464.8 million at a weighted average cap rate of 5.3% generating an unlevered internal rate of return ("IRR"), inclusive of indirect management costs, of 13.5%.

The Company's primary financial measure for evaluating each of its apartment communities is net operating income (“NOI”). NOI represents rental income less direct property operating expenses (including real estate taxes and insurance) as well as an allocation of indirect property management costs. The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company's apartment communities. The cap rate is generally the first year NOI yield (net of replacements) on the Company's investment.

Properties that the Company owned and were stabilized (see definition below) for all of both of the nine months ended September 30, 2015 and 2014 (the “Nine-Month 2015 Same Store Properties”), which represented 96,432 apartment units, and properties that the Company owned and were stabilized for all of both of the quarters ended September 30, 2015 and 2014 (the "Third Quarter 2015 Same Store Properties"), which represented 97,737 apartment units, impacted the Company's results of operations. Both the Nine-Month 2015 Same Store Properties and the Third Quarter 2015 Same Store Properties are discussed in the following paragraphs.

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the nine months and quarter ended September 30, 2015:

	Nine Months Ended		Quarter Ended
	September 30, 2015		September 30, 2015
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	365	97,911	362	97,580
2013 acquisitions, excluding Archstone	1	322	—	—
2015 dispositions	(7)	(1,707)	(1)	(330)
Lease-up properties stabilized	1	188	3	486
Properties removed from same store (1)	(1)	(285)	—	—
Other	—	3	—	1
Same Store Properties at September 30, 2015	359	96,432	364	97,737

	Nine Months Ended		Quarter Ended
	September 30, 2015		September 30, 2015
	Properties	Apartment Units	Properties	Apartment Units
Same Store	359	96,432	364	97,737

Non-Same Store:
2015 acquisitions	1	202	1	202
2014 acquisitions	4	1,011	3	581
2014 acquisitions not yet stabilized (2)	2	342	1	208
2013 acquisitions not yet stabilized (2)	2	613	—	—
2013 acquisitions not managed by the Company (3)	3	853	3	853
2013 acquisitions not consolidated	1	336	1	336
Lease-up properties not yet stabilized (2)	16	4,161	15	4,033
Properties removed from same store (1)	1	285	1	285
Other	1	1	1	1
Total Non-Same Store	31	7,804	26	6,499
Military Housing (not consolidated)	2	5,111	2	5,111
Total Properties and Apartment Units	392	109,347	392	109,347

Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)
Represents one property containing 285 apartment units (Playa Pacifica in Hermosa Beach, CA) which was removed from the same store portfolio due to a major renovation in which significant portions of the property are being taken offline for extended time periods. As of September 30, 2015, the property had 144 apartment units removed from service and an occupancy of only 26.9%. This property will not return to the same store portfolio until it is stabilized for all of the current and comparable periods presented.

(2)	Includes properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

(3)
Includes three properties containing 853 apartment units acquired on February 27, 2013 in conjunction with the acquisition of Archstone that are owned by the Company but the entire projects are master leased to a third party corporate housing provider and the Company earns monthly net rental income.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the nine months and quarters ended September 30, 2015 and 2014. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the nine months ended September 30, 2015 to the nine months ended September 30, 2014

For the nine months ended September 30, 2015, the Company reported diluted earnings per share/unit of $1.80 compared to $1.13 per share/unit in the same period of 2014. The difference is primarily due to approximately $166.9 million in higher gains on property sales as well as improved operations in 2015 vs. 2014.

For the nine months ended September 30, 2015, income from continuing operations increased approximately $263.8 million when compared to the nine months ended September 30, 2014. The increase in continuing operations is discussed below.

Revenues from the Nine-Month 2015 Same Store Properties increased $93.0 million primarily as a result of an increase in average rental rates charged to residents and higher occupancy, partially offset by an increase in turnover. Expenses from the Nine-Month 2015 Same Store Properties increased $16.6 million primarily due to increases in real estate taxes, repairs and maintenance expenses and property management costs, partially offset by lower utility costs. The following tables provide comparative same store results and statistics for the Nine-Month 2015 Same Store Properties:

September YTD 2015 vs. September YTD 2014
Same Store Results/Statistics for 96,432 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
YTD 2015	$1,915,727	$635,123	$1,280,604	$2,299	96.1%	43.2%
YTD 2014	$1,822,727	$618,532	$1,204,195	$2,197	95.7%	42.6%
Change	$93,000	$16,591	$76,409	$102	0.4%	0.6%
Change	5.1%	2.7%	6.3%	4.6%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Nine-Month 2015 Same Store Properties:

September YTD 2015 vs. September YTD 2014
Same Store Operating Expenses for 96,432 Same Store Apartment Units
$ in thousands

	Actual YTD 2015	Actual YTD 2014	$ Change	% Change	% of Actual YTD 2015 Operating Expenses
Real estate taxes	$223,004	$212,106	$10,898	5.1%	35.1%
On-site payroll (1)	132,694	131,581	1,113	0.8%	20.9%
Utilities (2)	90,962	94,270	(3,308)	(3.5%)	14.3%
Repairs and maintenance (3)	80,694	74,653	6,041	8.1%	12.7%
Property management costs (4)	57,472	54,682	2,790	5.1%	9.1%
Insurance	16,036	17,950	(1,914)	(10.7%)	2.5%
Leasing and advertising	7,822	7,626	196	2.6%	1.2%
Other on-site operating expenses (5)	26,439	25,664	775	3.0%	4.2%

Same store operating expenses	$635,123	$618,532	$16,591	2.7%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the Nine-Month 2015 Same Store Properties:

	Nine Months Ended September 30,
	2015	2014
	(Amounts in thousands)
Operating income	$721,856	$670,843
Adjustments:
Non-same store operating results	(74,407)	(70,413)
Fee and asset management revenue	(6,413)	(7,596)
Fee and asset management expense	3,764	4,293
Depreciation	584,862	565,772
General and administrative	50,942	41,296
Same store NOI	$1,280,604	$1,204,195

For properties that the Company acquired prior to January 1, 2014 and expects to continue to own through December 31, 2015, the Company anticipates the following same store results for the full year ending December 31, 2015:

2015 Same Store Assumptions
Physical occupancy	96.0%
Revenue change	5.2%
Expense change	3.1%
NOI change	6.2%
The Company anticipates consolidated rental acquisitions of $350.0 million and consolidated rental dispositions of $500.0 million and expects that acquisitions will have a 1.00% lower cap rate than dispositions for the full year ending December 31, 2015.

These 2015 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased approximately $4.0 million and consist primarily of properties acquired in calendar years 2014 and 2015 as well as operations from the Company’s development properties. This increase primarily resulted from:

▪	Development and newly stabilized development properties in lease-up of $20.7 million;

▪	Operating properties acquired in 2014 and 2015 of $14.3 million;

▪	Operating activities from other miscellaneous operations; and

▪
Was mostly offset by the lost NOI from 2014 and 2015 dispositions of $33.4 million as well as a decrease in other miscellaneous properties (including three master-leased properties from the acquisition of Archstone) of $1.0 million.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $0.7 million or 19.8% primarily as a result of lower revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base and lower fees earned on management of the Company's unconsolidated development joint ventures, partially offset by lower expenses.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $0.2 million or 0.3%. This decrease is primarily attributable to a decrease in education/conferences fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $19.1 million or 3.4% primarily as a result of additional depreciation expense on properties acquired in 2014 and 2015, development properties placed in service and capital expenditures for all properties owned, partially offset by no depreciation or a partial period of depreciation expense during the nine months ended September 30, 2015 for properties sold in 2015 and 2014.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $9.6 million or 23.4% primarily due to an increase in payroll-related costs, including an additional $6.0 million related to the Company's revised executive compensation program.

Interest and other income from continuing operations increased approximately $3.7 million primarily due to proceeds received from the sale of certain investment securities and the settlement of various litigation/insurance claims during the nine months ended September 30, 2015.

Other expenses from continuing operations decreased approximately $4.3 million or 60.5% primarily due to litigation settlement costs recorded during the nine months ended September 30, 2014 that did not reoccur in 2015 as well as a reduction in the reserve for a litigation matter recorded during the nine months ended September 30, 2015, partially offset by an increase in the expensing of overhead (pursuit cost write-offs) as a result of a more active focus on sourcing new development opportunities.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $14.4 million or 4.1% primarily as a result of the repayment of $300.0 million of 6.584% unsecured notes in April 2015, the repayment of $500.0 million of 5.25% unsecured notes in September 2014, the repayment of the Company's $750.0 million unsecured term loan facility, mortgage payoffs and higher capitalized interest, partially offset by interest expense on $750.0 million of unsecured notes that closed in May 2015 and $1.2 billion of unsecured notes that closed in June 2014. During the nine months ended September 30, 2015, the Company capitalized interest costs of approximately $45.8 million as compared to $38.1 million for the nine months ended September 30, 2014. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the nine months ended September 30, 2015 was 4.74% as compared to 4.76% for the nine months ended September 30, 2014. The Company anticipates that interest expense from continuing operations will approximate $443.6 million and capitalized interest will approximate $60.0 million for the year ending December 31, 2015. The above assumptions are based on current expectations and are forward-looking.

Income and other tax expense from continuing operations decreased approximately $0.4 million or 39.1% primarily due to decreases in estimated taxes related to properties sold by the Company's TRS in 2015 vs. 2014. The Company anticipates that income and other tax expense will approximate $1.0 million for the year ending December 31, 2015. The above assumption is based on current expectations and is forward-looking.

Income from investments in unconsolidated entities increased by $24.6 million primarily due to gains on the sale of certain assets owned by the Company's joint ventures with AVB and due to $18.6 million in favorable litigation settlements, neither of which occurred during the nine months ended September 30, 2014.

Net gain on sales of real estate properties increased approximately $167.1 million as a result of the sale of seven consolidated apartment properties during the nine months ended September 30, 2015 as compared to four consolidated property sales during the nine months ended September 30, 2014, all of which did not meet the new criteria for reporting discontinued operations. See Notes 2 and 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels decreased approximately $1.8 million due to the gain on sale of two land parcels during the nine months ended September 30, 2014 as compared to no land sales during the nine months ended September 30, 2015.

Discontinued operations, net decreased approximately $1.2 million or 76.7% between the periods under comparison. This decrease is primarily due to the Company's adoption of the new discontinued operations standard effective January 1, 2014. None of the properties sold during the nine months ended September 30, 2015 and 2014 met the new criteria for reporting discontinued operations and as a result, the amounts included in discontinued operations for the nine months ended September 30,

2015 and 2014 represent trailing activity for properties sold in 2013 and prior years.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended September 30, 2015 to the quarter ended September 30, 2014

For the quarter ended September 30, 2015, the Company reported diluted earnings per share/unit of $0.53 compared to $0.61 per share/unit in the same period of 2014. The difference is primarily due to approximately $46.7 million in lower gains on property sales in 2015 vs. 2014, partially offset by improved operations in 2015 vs. 2014.

For the quarter ended September 30, 2015, income from continuing operations decreased approximately $25.9 million when compared to the quarter ended September 30, 2014. The decrease in continuing operations is discussed below.

Revenues from the Third Quarter 2015 Same Store Properties increased $33.7 million primarily as a result of an increase in average rental rates charged to residents, partially offset by an increase in turnover. Expenses from the Third Quarter 2015 Same Store Properties increased $5.9 million primarily due to increases in real estate taxes and repairs and maintenance expenses. The following tables provide comparative same store results and statistics for the Third Quarter 2015 Same Store Properties:

Third Quarter 2015 vs. Third Quarter 2014
Same Store Results/Statistics for 97,737 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Occupancy	Turnover
Q3 2015	$660,728	$215,606	$445,122	$2,345	96.1%	17.6%
Q3 2014	$626,979	$209,658	$417,321	$2,227	96.1%	17.2%
Change	$33,749	$5,948	$27,801	$118	0.0%	0.4%
Change	5.4%	2.8%	6.7%	5.3%

(1) Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the Third Quarter 2015 Same Store Properties:

Third Quarter 2015 vs. Third Quarter 2014
Same Store Operating Expenses for 97,737 Same Store Apartment Units
$ in thousands

	Actual Q3 2015	Actual Q3 2014	$ Change	% Change	% of Actual Q3 2015 Operating Expenses
Real estate taxes	$75,504	$71,831	$3,673	5.1%	35.0%
On-site payroll (1)	44,547	45,223	(676)	(1.5%)	20.7%
Utilities (2)	30,185	29,959	226	0.8%	14.0%
Repairs and maintenance (3)	28,634	26,303	2,331	8.9%	13.3%
Property management costs (4)	19,822	18,809	1,013	5.4%	9.2%
Insurance	5,425	6,082	(657)	(10.8%)	2.5%
Leasing and advertising	2,738	2,809	(71)	(2.5%)	1.3%
Other on-site operating expenses (5)	8,751	8,642	109	1.3%	4.0%

Same store operating expenses	$215,606	$209,658	$5,948	2.8%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the Third Quarter 2015 Same Store Properties:

	Quarter Ended September 30,
	2015	2014
	(Amounts in thousands)
Operating income	$257,501	$243,274
Adjustments:
Non-same store operating results	(22,853)	(25,566)
Fee and asset management revenue	(2,044)	(2,077)
Fee and asset management expense	1,169	1,253
Depreciation	196,059	190,469
General and administrative	15,290	9,968
Same store NOI	$445,122	$417,321

Non-same store operating results decreased approximately $2.7 million and consist primarily of properties acquired in calendar years 2014 and 2015 as well as operations from the Company’s development properties. This decrease primarily resulted from:

▪
The lost NOI from 2014 and 2015 dispositions of $12.8 million as well as a decrease in other miscellaneous properties (including three master-leased properties from the acquisition of Archstone) of $0.9 million; and

▪
Partially offset by development and newly stabilized development properties in lease-up of $6.2 million, operating properties acquired in 2014 and 2015 of $4.2 million and operating activities from other miscellaneous operations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, increased approximately $0.1 million or 6.2% primarily as a result of higher revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base and lower expenses, partially offset by lower fees earned on management of the Company's unconsolidated development joint ventures.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $0.5 million or 2.8%. This increase is primarily attributable to an increase in payroll-related costs.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $5.6 million or 2.9% primarily as a result of additional depreciation expense on properties acquired in 2015, development properties placed in service and capital expenditures for all properties owned, partially offset by no depreciation or a partial period of depreciation expense during the quarter ended September 30, 2015 for properties sold in 2015 and 2014.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $5.3 million or 53.4% primarily due to an increase in payroll-related costs, including an additional $2.0 million related to the Company's revised executive compensation program.

Interest and other income from continuing operations decreased approximately $0.3 million or 55.6% primarily due to proceeds received from a litigation settlement during the quarter ended September 30, 2014 that did not reoccur in 2015.

Other expenses from continuing operations decreased approximately $3.8 million or 77.1% primarily due to litigation settlement costs recorded during the quarter ended September 30, 2014 that did not reoccur in 2015, partially offset by an increase in the expensing of overhead (pursuit cost write-offs) as a result of a more active focus on sourcing new development opportunities.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $4.1 million or 3.4% primarily as a result of the repayment of $300.0 million of 6.584% unsecured notes in April 2015, the repayment of $500.0 million of 5.25% unsecured notes in September 2014, mortgage payoffs and higher capitalized interest, partially offset by interest expense on $750.0 million of unsecured notes that closed in May 2015. During the quarter ended September 30, 2015, the Company capitalized interest costs of approximately $15.4 million as compared to $13.1 million for the quarter ended September 30, 2014. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended September 30, 2015 was 4.87% as compared to 4.84% for the quarter ended September 30, 2014.

Income and other tax expense from continuing operations increased approximately $0.1 million or 26.5% primarily due to the timing of all other taxes, partially offset by decreases in estimated taxes related to properties sold by the Company's TRS in 2015 vs. 2014.

Loss from investments in unconsolidated entities decreased by $0.1 million or 11.5% primarily due to gains on the sale of certain assets owned by the Company's joint ventures with AVB during the quarter ended September 30, 2015 that did not occur in 2014.

Net gain on sales of real estate properties decreased approximately $46.7 million or 41.1% as a result of the sale of three consolidated apartment properties during the quarter ended September 30, 2014 as compared to only one consolidated apartment property sale during the quarter ended September 30, 2015, all of which did not meet the new criteria for reporting discontinued operations. See Notes 2 and 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels decreased $1.1 million due to the gain on sale of one land parcel during the quarter ended September 30, 2014 as compared to no land sales during the quarter ended September 30, 2015.

Discontinued operations, net increased approximately $0.1 million between the periods under comparison primarily due to the timing of trailing activity for properties sold in 2013 and prior years. The Company adopted the new discontinued operations standard effective January 1, 2014 and as a result, none of the properties sold during the quarters ended September 30, 2015 and 2014 met the new criteria for reporting discontinued operations.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of the Operating Partnership. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2015, the Company had approximately $40.1 million of cash and cash equivalents and it had $2.12 billion available under its revolving credit facility (net of $43.8 million which was restricted/dedicated to support letters of credit and net of $333.0 million outstanding). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at September 30, 2015 was approximately $37.4 million and the amount available on its revolving credit facility was $2.42 billion (net of $45.1 million which was restricted/dedicated to support letters of credit and net of $30.0 million outstanding on the commercial paper program).
During the nine months ended September 30, 2015, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of seven consolidated properties and a 193,230 square foot medical office building, receiving net proceeds of approximately $457.5 million;

▪
Issued $450.0 million of ten-year 3.375% fixed rate public notes, receiving net proceeds of $447.5 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 3.81%;

▪	Issued $300.0 million of thirty-year 4.50% fixed rate public notes, receiving net proceeds of $298.9 million before underwriting fees and other expenses, at an all-in effective interest rate of 4.55%;

▪
Received approximately $45.1 million in distributions from the Residual JV as a result of the winddown/sale of remaining assets owned by the Residual JV and litigation settlements received by the Residual JV; and

▪
Issued approximately 0.9 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $40.4 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the nine months ended September 30, 2015, the above proceeds along with net cash flow from operations and availability on the Company's revolving line of credit and commercial paper program were primarily utilized to:

▪	Acquire one consolidated property and three land parcels for approximately $159.6 million;

▪	Invest $485.8 million primarily in development projects;

▪	Repay $184.7 million of mortgage loans;

▪	Repay $300.0 million of 6.584% unsecured notes at maturity; and

▪	Repurchase and retire 196,400 Series K Preferred Shares for total cash consideration of approximately $12.7 million, inclusive of $0.1 million of prorated dividends (See Note 3).

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. On July 30, 2013, the Board of Trustees approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. EQR has not issued any shares under this program since September 14, 2012. Through October 30, 2015, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million shares. EQR repurchased approximately $1.8 million (31,240 shares at a price of $56.87 per share) of its Common Shares (all related to the vesting of employees' restricted shares) during the quarter ended March 31, 2014. No open market repurchases have occurred since 2008. As of October 30, 2015, EQR has remaining authorization to repurchase an additional 12,968,760 of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of September 30, 2015 are as follows:

Debt Summary as of September 30, 2015
(Amounts in thousands)
	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,891,529	45.3%	4.22%	6.9
Unsecured	5,911,790	54.7%	4.78%	8.9
Total	$10,803,319	100.0%	4.53%	8.1

Fixed Rate Debt:
Secured – Conventional	$4,153,761	38.4%	4.85%	5.3
Unsecured – Public	5,422,372	50.2%	5.36%	9.4
Fixed Rate Debt	9,576,133	88.6%	5.13%	7.7

Floating Rate Debt:
Secured – Conventional	7,985	0.1%	0.12%	18.3
Secured – Tax Exempt	729,783	6.8%	0.64%	15.5
Unsecured – Public (2)	459,422	4.2%	0.91%	3.8
Unsecured – Revolving Credit Facility	—	—	1.07%	2.5
Unsecured – Commercial Paper Program (3)	29,996	0.3%	0.57%	—

Floating Rate Debt	1,227,186	11.4%	0.76%	10.8
Total	$10,803,319	100.0%	4.53%	8.1

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the nine months ended September 30, 2015.

(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(3)	As of September 30, 2015, the weighted average maturity on the Company's outstanding commercial paper was 12 days.
Note: The Company capitalized interest of approximately $45.8 million and $38.1 million during the nine months ended September 30, 2015 and 2014, respectively. The Company capitalized interest of approximately $15.4 million and $13.1 million during the quarters ended September 30, 2015 and 2014, respectively.
Note: The Company recorded approximately $5.8 million and $3.5 million of net debt discount/deferred derivative settlement amortization as additional interest expense during the nine months ended September 30, 2015 and 2014, respectively. The Company recorded approximately $2.7 million and $1.3 million of net debt discount/deferred derivative settlement amortization as additional interest expense during the quarters ended September 30, 2015 and 2014, respectively.

Debt Maturity Schedule as of September 30, 2015
(Amounts in thousands)
Year	Fixed Rate (1)	Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2015	$2,121	$30,000	(2)	$32,121	0.3%	5.23%	0.75%
2016	1,115,342	—		1,115,342	10.3%	5.33%	5.33%
2017	1,347,390	456		1,347,846	12.5%	6.16%	6.16%
2018	82,799	97,659		180,458	1.7%	5.59%	3.07%
2019	806,701	480,525		1,287,226	11.9%	5.48%	3.75%
2020	1,678,623	809		1,679,432	15.5%	5.49%	5.49%
2021	1,195,251	856		1,196,107	11.1%	4.63%	4.63%
2022	228,924	905		229,829	2.1%	3.16%	3.17%
2023	1,327,965	956		1,328,921	12.3%	3.74%	3.74%
2024	2,497	1,011		3,508	0.0%	4.97%	5.14%
2025+	1,772,417	673,977		2,446,394	22.7%	4.49%	3.36%
Premium/(Discount)	16,103	(59,968)		(43,865)	(0.4%)	N/A	N/A
Total	$9,576,133	$1,227,186		$10,803,319	100.0%	4.97%	4.46%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of September 30, 2015.

(2)	Represents the principal outstanding on the Company's unsecured commercial paper program. The Company may borrow up to a maximum of $500.0 million on the program subject to market conditions.
The following table provides a summary of the Company’s unsecured debt as of September 30, 2015:

Unsecured Debt Summary as of September 30, 2015
(Amounts in thousands)

	Coupon Rate	Due Date		Face Amount	Unamortized Premium/ (Discount)	Net Balance
Fixed Rate Notes:
	5.125%	03/15/16		$500,000	$(22)	$499,978
	5.375%	08/01/16		400,000	(155)	399,845
	5.750%	06/15/17		650,000	(890)	649,110
	7.125%	10/15/17		150,000	(132)	149,868
	2.375%	07/01/19	(1)	450,000	(337)	449,663
Fair Value Derivative Adjustments			(1)	(450,000)	337	(449,663)
	4.750%	07/15/20		600,000	(2,175)	597,825
	4.625%	12/15/21		1,000,000	(2,349)	997,651
	3.000%	04/15/23		500,000	(3,338)	496,662
	3.375%	06/01/25		450,000	(2,393)	447,607
	7.570%	08/15/26		140,000	—	140,000
	4.500%	07/01/44		750,000	(5,053)	744,947
	4.500%	06/01/45		300,000	(1,121)	298,879
				5,440,000	(17,628)	5,422,372
Floating Rate Notes:
		07/01/19	(1)	450,000	(337)	449,663
Fair Value Derivative Adjustments		07/01/19	(1)	9,759	—	9,759
				459,759	(337)	459,422

Line of Credit and Commercial Paper:
Revolving Credit Facility	LIBOR+0.95%	04/01/18	(2)(3)	—	—	—
Commercial Paper Program	(4)	(4)	(2)	30,000	(4)	29,996
				30,000	(4)	29,996

Total Unsecured Debt				$5,929,759	$(17,969)	$5,911,790

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)	Facility/program is private. All other unsecured debt is public.

(3)
Represents the Company's $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The interest rate on advances under the credit facility will generally be LIBOR plus a spread (currently 0.95%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of September 30, 2015, there was approximately $2.42 billion available on this facility (net of $45.1 million which was restricted/dedicated to support letters of credit and net of $30.0 million outstanding on the commercial paper program).

(4)
Represents the Company's unsecured commercial paper program. The Company may borrow up to a maximum of $500.0 million on this program subject to market conditions. The notes bear interest at various floating rates with a weighted average of 0.57% for the nine months ended September 30, 2015 and a weighted average maturity of 12 days as of September 30, 2015.

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

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2015 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of September 30, 2015
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,891,529	45.3%
Unsecured Debt			5,911,790	54.7%
Total Debt			10,803,319	100.0%	27.5%
Common Shares (includes Restricted Shares)	364,140,040	96.2%
Units (includes OP Units and Restricted Units)	14,455,727	3.8%
Total Shares and Units	378,595,767	100.0%
Common Share Price at September 30, 2015	$75.12
			28,440,114	99.9%
Perpetual Preferred Equity (see below)			40,180	0.1%
Total Equity			28,480,294	100.0%	72.5%
Total Market Capitalization			$39,283,613		100.0%

Equity Residential
Perpetual Preferred Equity as of September 30, 2015
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount
Preferred Shares:
8.29% Series K (1)	12/10/26	803,600	$40,180	$4.145	$3,331
Total Perpetual Preferred Equity		803,600	$40,180		$3,331

(1)
Effective January 26, 2015, the Company repurchased and retired 196,400 Series K Preferred Shares with a par value of $9.82 million for total cash consideration of approximately $12.7 million. As a result of this partial redemption, the Company incurred a cash charge of approximately $2.8 million which was recorded as a premium on the redemption of Preferred Shares.

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2015 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of September 30, 2015
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,891,529	45.3%
Unsecured Debt		5,911,790	54.7%
Total Debt		10,803,319	100.0%	27.5%
Total outstanding Units	378,595,767
Common Share Price at September 30, 2015	$75.12
		28,440,114	99.9%
Perpetual Preference Units (see below)		40,180	0.1%
Total Equity		28,480,294	100.0%	72.5%
Total Market Capitalization		$39,283,613		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of September 30, 2015
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount
Preference Units:
8.29% Series K (1)	12/10/26	803,600	$40,180	$4.145	$3,331
Total Perpetual Preference Units		803,600	$40,180		$3,331

(1)
Effective January 26, 2015, the Operating Partnership repurchased and retired 196,400 Series K Preference Units with a par value of $9.82 million for total cash consideration of approximately $12.7 million, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares. As a result of this partial redemption, the Operating Partnership incurred a cash charge of approximately $2.8 million which was recorded as a premium on the redemption of Preference Units.

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

The Company has a flexible dividend policy which it believes will generate payouts closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. Beginning in 2014, the Company began paying its annual dividend based on 65% of the midpoint of the range of Normalized FFO guidance customarily provided as part of the Company's fourth quarter earnings release. The Company expects the 2015 annual dividend payout will be $2.21 per share and the Company intends to pay four quarterly dividends of $0.5525 per share in 2015. In addition, the Company intends to use the majority of the proceeds from the Starwood portfolio and other planned 2016 dispositions to pay a special dividend to its shareholders of between $9.00 and $11.00 per share and anticipates the dividend being paid during the second quarter of 2016. The Company does not expect these planned sales to impact the Company's fourth quarter 2015 dividend. However, the Company expects the 2016 annual dividend payout (excluding the expected special dividend) will likely be lower after consideration of these planned sales. All future dividends remain subject to the discretion of the Board of Trustees. The above assumptions are based on current expectations and are forward-looking.

While our current dividend policy makes it less likely we will over-distribute, it will also lead to a dividend reduction more quickly should operating results deteriorate. However, whether due to changes in the dividend policy or otherwise, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company's financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company believes that its expected 2015 operating cash flow will be sufficient to cover capital expenditures and distributions.

The Company also expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes, line of credit and commercial paper program. Of the $28.2 billion in investment in real estate on the Company’s balance sheet at September 30, 2015, $19.9 billion or 70.8% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

ERPOP's long-term senior debt ratings and short-term commercial paper ratings as well as EQR's long-term preferred equity ratings as of October 30, 2015 are as follows:

	Standard & Poor's	Moody's	Fitch
ERPOP's long-term senior debt rating	A-	Baa1 (1)	A-

ERPOP's short-term commercial paper rating	A-2	P-2	F-2

EQR's long-term preferred equity rating	BBB	Baa2 (2)	BBB

(1)	Moody's rated ERPOP's long-term senior debt with a positive outlook.

(2)	Moody's rated EQR's long-term preferred equity with a positive outlook.

The long-term credit ratings listed above reflect the one-level upgrades by Standard & Poor's ("S&P") and Fitch effective April 30, 2015 and April 28, 2015, respectively. As a result of the S&P upgrade, the interest rate spread on advances under the Company's revolving credit facility was lowered from 1.05% to 0.95% effective April 30, 2015. The long-term credit ratings listed above were reaffirmed following the Company's announcement of the Starwood and other planned 2016 dispositions. EQR does not have short-term credit ratings.

On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.95%) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt.
On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million on this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. As of October 30, 2015, the amount outstanding on the commercial paper program was $392.8 million. The notes bear interest at various floating rates with a weighted average of 0.50% and a weighted average maturity of 12 days, both as of October 30, 2015.

As of October 30, 2015, the amount available on the revolving credit facility was $2.06 billion (net of $45.1 million which was restricted/dedicated to support letters of credit and net of $392.8 million outstanding on the commercial paper program). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to September 30, 2015.

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
For the nine months ended September 30, 2015, our actual improvements to real estate totaled approximately $134.4 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Nine Months Ended September 30, 2015

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements (3)	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (4)	96,432	$77,432	$803	$51,892	$538	$129,324	$1,341
Non-Same Store Properties (5)	6,523	1,053	204	3,627	702	4,680	906
Other (6)	—	274		160		434
Total	102,955	$78,759		$55,679		$134,438

(1)
Total Apartment Units – Excludes 1,281 unconsolidated apartment units and 5,111 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company's results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $47.3 million spent during the nine months ended September 30, 2015 on apartment unit renovations/rehabs (primarily kitchens and baths) on 5,122 same store apartment units (equating to approximately $9,200 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)
Building Improvements – Includes roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2014, less properties subsequently sold.

(5)
Non-Same Store Properties – Primarily includes all properties acquired during 2014 and 2015, plus any properties in lease-up and not stabilized as of January 1, 2014. Per apartment unit amounts are based on a weighted average of 5,166 apartment units.

(6)	Other – Primarily includes expenditures for properties sold and properties under development.

For 2015, the Company estimates that it will spend approximately $1,850 per apartment unit of capital expenditures, inclusive of apartment unit renovation/rehab costs, or $1,250 per apartment unit excluding apartment unit renovation/rehab costs on its same store properties. In 2015, the Company expects to spend approximately $60.0 million for all unit renovation/rehab costs (primarily on same store properties) at a weighted average cost of $9,000 per apartment unit rehabbed. These anticipated amounts represent an increase in the cost per unit over 2014, which is primarily driven by increases in planned renovation/rehab efforts in 2015 with plans to continue to create value from our properties by doing those rehabs that meet our investment parameters. The above assumptions are based on current expectations and are forward-looking.

During the nine months ended September 30, 2015, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $2.4 million. The Company expects to fund approximately $2.1 million in total non-real estate capital additions for the remainder of 2015. The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2015.

Other

Total distributions paid in October 2015 amounted to $209.1 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the third quarter ended September 30, 2015.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has various unconsolidated interests in certain joint ventures. The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its other consolidated operating and/or other activities.

Operating Properties

The Company has a 20% equity interest in the Waterton Tenside joint venture which owns a 336 unit apartment property located in Atlanta, Georgia and had a basis of $4.0 million at September 30, 2015. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $29.6 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures. The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and had a basis of $5.3 million at September 30, 2015. The Domain joint venture owns a 444 unit apartment property located in San Jose, California and had a basis of $10.2 million at September 30, 2015. Nexus Sawgrass and Domain were completed and stabilized during the quarters ended September 30, 2014 and March 31, 2015, respectively. Construction on both projects was predominantly funded with long-term, non-recourse secured loans from the partner. The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021. The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the projects and had given certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. As a result, the entities are unconsolidated and recorded using the equity method of accounting. The Company currently has no further funding obligations related to these projects. The Company's strategy with respect to these ventures was to reduce its financial risk related to the development of the properties.

Other

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owns certain non-core Archstone assets, such as interests in a two property portfolio of apartment buildings and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by AVB. The Company's initial investment was $147.6 million and the Company's basis at September 30, 2015 was $4.5 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

During the nine months ended September 30, 2015, the Company received approximately $45.1 million in distributions from the Residual JV as a result of the winddown/sale of remaining assets owned by the Residual JV and litigation settlements received by the Residual JV. The Company's pro rata share of the distributions related to the winddown of the German dispositions that occurred in 2014 was approximately $3.5 million during the nine months ended September 30, 2015 and $102.0 million cumulatively since the acquisition of Archstone. The Company's pro rata share of the proceeds related to the sale of certain remaining assets owned by the Residual JV and the litigation settlements received by the Residual JV were approximately $24.8 million and $16.8 million, respectively, during the nine months ended September 30, 2015.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the nine months ended September 30, 2015, the Legacy JV distributed $27.9 million to its preferred interests holders for accrued and unpaid dividends, of which the Company's pro rata share was approximately $16.7 million. At September 30, 2015, the remaining preferred interests had an aggregate liquidation value of $42.8 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

As of September 30, 2015, the Company has 10 wholly owned projects totaling 3,989 apartment units in various stages of development with estimated completion dates ranging through September 30, 2017, as well as other completed development projects that are in various stages of lease up or are stabilized. See also Note 12 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company's development projects.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.

The Company’s contractual obligations for the next five years and thereafter have not changed materially from the amounts and disclosures included in the Company’s and the Operating Partnership's Annual Report on Form 10-K. See the updated debt maturity schedule included in Liquidity and Capital Resources for further discussion.

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

During the nine months ended September 30, 2015 and 2014, the Company capitalized $17.1 million and $15.5 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

For the nine months ended September 30, 2015, Funds From Operations ("FFO") available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $110.0 million, or 12.8%, and $94.0 million, or 10.8%, respectively, as compared to the nine months ended September 30, 2014.

For the quarter ended September 30, 2015, FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $25.7 million, or 8.4%, and $31.3 million, or 10.1%, respectively, as compared to the quarter ended September 30, 2014.

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the nine months and quarters ended September 30, 2015 and 2014:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2015	2014	2015	2014
Net income	$694,298	$431,642	$205,456	$231,190
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,473)	(1,800)	(986)	(708)
Preferred/preference distributions	(2,557)	(3,109)	(833)	(1,037)
Premium on redemption of Preferred Shares/Preference Units	(2,789)	—	—	—
Net income available to Common Shares and Units / Units	686,479	426,733	203,637	229,445

Adjustments:
Depreciation	584,862	565,772	196,059	190,469
Depreciation – Non-real estate additions	(3,767)	(3,485)	(1,243)	(1,137)
Depreciation – Partially Owned Properties	(3,248)	(3,211)	(1,086)	(1,071)
Depreciation – Unconsolidated Properties	3,688	5,182	1,231	1,746
Net (gain) on sales of unconsolidated entities – operating assets	(100)	—	(100)	—
Net (gain) on sales of real estate properties	(295,692)	(128,544)	(66,939)	(113,641)
Discontinued operations:
Net (gain) loss on sales of discontinued operations	—	(223)	—	1
FFO available to Common Shares and Units / Units (1) (3) (4)	972,222	862,224	331,559	305,812
Adjustments:
Asset impairment and valuation allowances	—	—	—	—
Property acquisition costs and write-off of pursuit costs	(13,947)	8,714	943	837
Debt extinguishment (gains) losses, including prepayment penalties, preferred
share/preference unit redemptions and non-cash convertible debt discounts	4,501	513	3,032	22
(Gains) losses on sales of non-operating assets, net of income and other tax expense
(benefit)	(728)	(1,903)	72	(1,052)
Other miscellaneous non-comparable items	2,701	1,191	4,880	3,581
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$964,749	$870,739	$340,486	$309,200

FFO (1) (3)	$977,568	$865,333	$332,392	$306,849
Preferred/preference distributions	(2,557)	(3,109)	(833)	(1,037)
Premium on redemption of Preferred Shares/Preference Units	(2,789)	—	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$972,222	$862,224	$331,559	$305,812

Normalized FFO (2) (3)	$967,306	$873,848	$341,319	$310,237
Preferred/preference distributions	(2,557)	(3,109)	(833)	(1,037)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$964,749	$870,739	$340,486	$309,200

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

The Company’s and the Operating Partnership's market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014. See the Current Environment section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to market risk and the current economic environment. See also Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative and other fair value instruments.

Item 4.	Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of September 30, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of September 30, 2015, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules

13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the third quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company and the Operating Partnership do not believe that there have been any material developments in the legal proceedings that were discussed in Part I, Item 3 of the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended September 30, 2015 - Equity Residential

During the quarter ended September 30, 2015, EQR issued 10,400 Common Shares in exchange for 10,400 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits – See the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	November 5, 2015	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2015	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	November 5, 2015	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2015	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location

2.1	Real Estate Sale Agreement dated as of October 23, 2015, by and among ERP Operating Limited Partnership, certain of its affiliates, and SCG Atlas Acquisition, L.P. (the "Sale Agreement").	Included as Exhibit 2.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated October 23, 2015, filed on October 26, 2015.

2.2	Schedule of Agreements Substantially Identical in all Material Respects to the Sale Agreement.	Included as Exhibit 2.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated October 23, 2015, filed on October 26, 2015.

3.1	Eighth Amended and Restated Bylaws of Equity Residential, effective October 1, 2015.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on October 1, 2015.

12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

31.1	Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

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
Attached herein.

101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.