Form 10-K
period 2015-12-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2016-02-25
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended DECEMBER 31, 2015
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
The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $25.2 billion based upon the closing price on June 30, 2015 of $70.17 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of whom may not be held to be affiliates upon judicial determination.
The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 19, 2016 was 365,141,603.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information that will be contained in Equity Residential's Proxy Statement relating to its 2016 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2015, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 96.2% owner of ERP Operating Limited Partnership.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2015 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of December 31, 2015 owned an approximate 96.2% ownership interest in, ERPOP. The remaining 3.8% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

The Company believes it is important to understand the few differences between EQR and ERPOP in the context of how EQR and ERPOP operate as a consolidated company. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR's primary function is acting as the general partner of ERPOP. EQR also issues equity from time to time and guarantees certain debt of ERPOP, as disclosed in this report. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by EQR, which are contributed to the capital of ERPOP in exchange for additional partnership interests in ERPOP (“OP Units”) (on a one-for-one Common Share per OP Unit basis) or additional preference units in ERPOP (on a one-for-one preferred share per preference unit basis), the

Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's working capital, net cash provided by operating activities, borrowings under its revolving credit facility and/or commercial paper program, the issuance of secured and unsecured debt and equity securities and proceeds received from disposition of certain properties and joint ventures.

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

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

		PAGE
PART I.
Item 1.	Business	7
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	30
Item 2.	Properties	31
Item 3.	Legal Proceedings	33
Item 4.	Mine Safety Disclosures	33
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	63
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	64
Item 9A.	Controls and Procedures	64
Item 9B.	Other Information	66
PART III.
Item 10.	Trustees, Executive Officers and Corporate Governance	67
Item 11.	Executive Compensation	67
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	67
Item 13.	Certain Relationships and Related Transactions, and Trustee Independence	67
Item 14.	Principal Accounting Fees and Services	67
PART IV.
Item 15.	Exhibits and Financial Statement Schedules	68

EX-4.6
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

EQR is the general partner of, and as of December 31, 2015 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of December 31, 2015, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 394 properties located in 12 states and the District of Columbia consisting of 109,652 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	367	98,608
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,771
Partially Owned Properties – Unconsolidated	3	1,281
Military Housing	2	5,139
	394	109,652

The Company's corporate headquarters is located in Chicago, Illinois and as of December 31, 2015, the Company also operated property management offices in each of its core markets and two of its non-core markets. As of December 31, 2015, the Company had approximately 3,500 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

We seek to maximize the income and capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property operations and appreciation. We are focused on the six core coastal, high barrier to entry markets of Boston, New York, Washington D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle. These markets generally feature one or more of the following characteristics that allow us to increase rents:

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

Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt, sales of properties and joint venture agreements. In addition, the Company may acquire properties in transactions that include the issuance of partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales. The Company may acquire land parcels to hold and/or sell based on market opportunities as well as options to buy more land in the future. The Company may also seek to acquire properties by purchasing defaulted or distressed debt that encumbers desirable properties in the hope of obtaining title to property through foreclosure or deed-in-lieu of foreclosure proceedings.

Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold nearly 168,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $16.6 billion, acquired over 68,000 apartment units primarily in its core markets for approximately $19.8 billion and began approximately $5.7 billion of development projects primarily in its core markets. We are currently seeking to acquire and develop assets in the following six core coastal metropolitan areas: Boston, New York, Washington D.C., Southern California, San Francisco and Seattle. The sale of the Starwood portfolio described below combined with the other 2016 dispositions will complete the Company's planned exit from the South Florida, Denver and Phoenix markets as well as certain New England submarkets. See further discussion below regarding the Company's 2016 disposition activity.

As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties and takes options on land or acquires land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of December 31, 2015, no single market/metropolitan area accounted for more than 17.6% of our NOI, though NOI concentration has increased in 2016 following the sale of the Starwood portfolio.

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

We have a commitment to sustainability and consider the environmental impacts of our business activities. Sustainability and social responsibility are key drivers of our focus on creating the best apartment communities for residents to live, work and play. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. The Company was named the 2015 Global Residential Sector Leader by the Global Real Estate Sustainability Benchmark ("GRESB") survey, a globally recognized analysis of the sustainability indicators of more than 700 real estate portfolios worldwide. For additional information regarding our sustainability efforts, see our December 2015 Corporate Social Responsibility and Sustainability Report at our website, www.equityresidential.com. For 2016, we have added an express company-wide goal regarding enhanced sustainability efforts. Employees, including our executives, will have their performance against this goal evaluated as part of our annual performance review process.

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

Starwood Transaction

Following the approval by the Company's Board of Trustees, the Company executed an agreement with controlled affiliates of Starwood Capital Group ("Starwood") on October 23, 2015 to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion (the "Starwood Transaction"). On January 26 and 27, 2016, the Company closed on the sale of all of the portfolio described above. The sale of the Starwood portfolio, combined with other planned 2016 dispositions, will result in the Company's planned exit from the South Florida, Denver and Phoenix markets as well as certain New England submarkets. The Company intends to use the majority of the proceeds from the Starwood Transaction and other planned 2016 dispositions to pay two special dividends to its shareholders and holders of OP Units of between $10.00 and $12.00 per share/unit in the aggregate. On February 22, 2016, the Board of Trustees declared a special dividend of $8.00 per share/unit to be paid on March 10, 2016 to shareholders/unitholders of record as of March 3, 2016. The Company expects to pay an additional special dividend of approximately $2.00 to $4.00 per share/unit later in 2016. All future dividends remain subject to the discretion of the Company's Board of Trustees. The Company used and expects to use the majority of the remaining proceeds to reduce aggregate indebtedness in order to make the transaction leverage neutral. The Company has retired approximately $1.7 billion in secured and unsecured debt prior to scheduled maturity in early 2016 and expects to retire an additional $271.2 million at par at maturity in March 2016 using cash from these sales. See Notes 4, 11 and 18 in the Notes to Consolidated Financial Statements for further discussion.

Archstone Transaction

On February 27, 2013, the Company, AvalonBay Communities, Inc. (“AVB”) and certain of their respective subsidiaries completed their previously announced acquisition (the "Archstone Acquisition" or the "Archstone Transaction") from Archstone Enterprise LP ("Archstone" or "Enterprise") (which subsequently changed its name to Jupiter Enterprise LP), an affiliate of Lehman Brothers Holdings Inc. (“Lehman”) and its affiliates, of all of the assets of Enterprise (including interests in various entities affiliated with Enterprise), constituting a portfolio of apartment properties and other assets (the “Archstone Portfolio”). As a result of the Archstone Acquisition, the Company owns assets representing approximately 60% of the Archstone Portfolio. The consideration paid by the Company in connection with the Archstone Acquisition consisted of cash of approximately $4.0 billion (inclusive of $2.0 billion of Archstone secured mortgage principal paid off in conjunction with the closing), 34,468,085 Common Shares (which shares had a total value of $1.9 billion based on the February 27, 2013 closing price of EQR common shares of $55.99 per share) issued to the seller and the assumption of approximately $3.1 billion of mortgage debt (inclusive of a net mark-to-market premium of $127.9 million) and approximately 60% of all of the other assets and liabilities related to the Archstone Portfolio. See Note 4 in the Notes to Consolidated Financial Statements for further discussion.

Debt and Equity Activity

EQR issues public equity from time to time and guarantees certain debt of ERPOP. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. In addition, ERPOP issues OP Units and preference interests ("Preference Units") from time to time.

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s and the Operating Partnership's Capital Structure charts as of December 31, 2015.

Major Debt and Equity Activities for the Years Ended December 31, 2015, 2014 and 2013

During 2015:

▪	The Company repaid $368.5 million of mortgage debt.

▪	The Company repaid $300.0 million of 6.584% unsecured notes at maturity.

▪
The Company issued $450.0 million of ten-year 3.375% fixed rate public notes, receiving net proceeds of $447.5 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 3.81% after termination of various forward starting swaps in conjunction with the issuance (see Note 9 in the Notes to Consolidated Financial Statements for further discussion).

▪
The Company issued $300.0 million of thirty-year 4.50% fixed rate public notes, receiving net proceeds of $298.9 million before underwriting fees and other expenses, at an all-in effective interest rate of 4.55%.

▪	The Company issued 1,456,363 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $59.5 million.

▪	The Company issued 68,462 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $4.4 million.

▪
The Company repurchased and retired 254,400 of its Series K Cumulative Redeemable Preferred Shares with a par value of $12.7 million for total cash consideration of approximately $16.3 million inclusive of premiums and accrued dividends through the redemption date.

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

During 2013:

▪
The Company assumed as part of the Archstone Transaction, $2.2 billion of mortgage debt held in two Fannie Mae loan pools, consisting of $1.2 billion collateralized by 16 properties with an interest rate of 6.256% and a maturity date of November 1, 2017 ("Pool 3") and $963.5 million collateralized by 15 properties with an interest rate of 5.883% and a maturity date of November 1, 2014 ("Pool 4").

▪	The Company paid down $825.0 million of Pool 3 mortgage debt and repaid $963.5 million of Pool 4 mortgage debt.

▪
The Company assumed as part of the Archstone Transaction, $346.6 million of tax-exempt bonds on four properties with interest rates ranging from SIFMA plus 0.860% to SIFMA plus 1.402% and maturity dates through November 15, 2036.

▪
The Company assumed as part of the Archstone Transaction, $339.0 million of other mortgage debt on three properties with fixed interest rates ranging from 0.100% to 5.240% and maturity dates through May 1, 2061.

▪	The Company assumed as part of the Archstone Transaction, $34.1 million of other mortgage debt on one property with a variable rate of LIBOR plus 1.75% and a maturity date of September 1, 2014.

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

On February 2, 2015 the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. As of February 19, 2016, no amounts were outstanding under this program. As of December 31, 2015, there was a balance of $387.3 million on the commercial paper program ($387.5 million in principal outstanding net of an unamortized discount of $0.2 million). The notes bear interest at various floating rates with a weighted average of 0.56% for the year ended December 31, 2015 and a weighted average maturity of 19 days as of December 31, 2015.

As of February 19, 2016, no amounts were outstanding and the amount available on the revolving credit facility was $2.44 billion (net of $64.5 million which was restricted/dedicated to support letters of credit). As of December 31, 2015, the amount available on the revolving credit facility was $2.07 billion (net of $45.1 million which was restricted/dedicated to support letters of credit and net of $387.5 million outstanding on the commercial paper program). During the year ended December 31, 2015, the weighted average interest rate on the revolving credit facility was 1.07%. As of December 31, 2014, the amount available on the revolving credit facility was $2.12 billion (net of $43.8 million which was restricted/dedicated to support letters of credit and net of the $333.0 million outstanding on the revolving credit facility). During the year ended December 31, 2014, the weighted average interest rate on the revolving credit facility was 0.95%.

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

General

Real property investments are subject to varying degrees of risk and are relatively illiquid. Numerous factors may adversely affect the economic performance and value of our properties and the ability to realize that value. These factors include changes in the global, national, regional and local economic climates, local conditions such as an oversupply of multifamily properties or a reduction in demand for our multifamily properties, the attractiveness of our properties to residents, competition from other multifamily properties and single family homes and changes in market rental rates. Our performance also depends on our ability to collect rent from residents and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, all of which could increase over time. These operating expenses could rise faster than our revenues causing our income to decline. In circumstances where we buy or sell portfolios of properties, including large portfolios, overhead (property management expense and general and administrative expense) may not increase/decrease proportionally with the associated changes in revenue. Sources of labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

We may be unable to renew leases or relet units as leases expire.

When our residents decide to leave our apartments, whether because they decide not to renew their leases or they leave prior to their lease expiration date, we may not be able to relet their apartment units. Even if the residents do renew or we can relet the apartment units, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. If residents do not experience increases in their income, we may be unable to increase rent and/or delinquencies may increase. Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily and single family housing, increasing portions of single family housing stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, governmental regulations, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond our control. In addition, various state and local municipalities are considering and may continue to consider rent control legislation or take other actions which could limit our ability to raise rents. Finally, the federal government's policies, many of which may encourage home ownership, can increase competition and possibly limit our ability to raise rents. Consequently, our cash flow and ability to service debt and make distributions to security holders could be reduced.

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

We have increased our concentration of properties in our core markets, which could have an adverse effect on our operations if a particular market is adversely affected by economic or other conditions.

Over the past ten years, the Company has exited its low barrier to entry/non-core markets as part of its strategy to reposition its portfolio to high barrier to entry/core markets, leaving the Company highly concentrated in its six core markets. If any one or more of our core markets (Boston, New York, Washington D.C., Southern California, San Francisco and Seattle) is adversely affected by local or regional economic conditions (such as business layoffs, industry slowdowns, changing demographics and other factors) or local real estate conditions (such as oversupply of or reduced demand for multifamily properties), such conditions may have an increased adverse impact on our results of operations than if our portfolio was more geographically diverse.

Because real estate investments are illiquid, we may not be able to sell properties when appropriate.

Real estate investments generally cannot be sold quickly. We may not be able to reconfigure our portfolio promptly in response to economic or other conditions. We may be unable to consummate such dispositions in a timely manner, on attractive terms, or at all. This inability to reallocate our capital promptly could adversely affect our financial condition and ability to make distributions to our security holders.

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

We own certain properties subject to ground leases that may limit our use of the properties, restrict our ability to finance, sell or otherwise transfer our interests in these properties and expose us to loss of the properties if such agreements are breached by us or terminated.

The Company owns the building and improvements and leases the land underlying the improvements under several long-term ground leases. These ground leases may impose limitations on our use of the properties, restrict our ability to finance, sell or otherwise transfer our interests in the properties or restrict the leasing of the properties. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties' value or negatively impact our ability to find suitable residents for the properties. In addition, we could lose our interests in the properties if the ground leases are breached by us or terminated. Certain of these ground leases have payments subject to annual escalations and/or periodic fair market value adjustments which could adversely affect our financial condition or results of operations.

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

At times we have entered into agreements providing for joint and several liability with our partners. We also have in the past and could choose in the future to guarantee part of or all of certain joint venture debt. Frequently, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners' interest, at a time when we otherwise would not have initiated such a transaction. Any of these risks could materially and adversely affect our ability to generate and recognize attractive returns on our joint venture investments, which could have a material adverse effect on our results of operations, financial condition and distributions to our shareholders.

Several of the assets we acquired in the Archstone Transaction along with certain preferred interests acquired in joint ventures with AVB as part of the Archstone Transaction are subject to tax protection agreements, which could limit our flexibility with respect to our ownership of such assets or cause us to incur material costs.

Several of the assets we acquired in the Archstone Transaction were contributed to Archstone subject to various agreements limiting the ability of the owner of the property to take actions that would trigger income tax liability for the contributing owner of the property, including a taxable disposition of the property. In addition, we will also be required to maintain a certain amount of qualified nonrecourse financing on the tax protected properties during their respective restricted periods. Our obligations relating to the tax protected properties may affect the way in which we conduct our business, including whether, when and under what circumstances we sell properties or interests therein and the timing and nature of our financings and refinancing transactions. As a result, we may not be able to dispose of or refinance the tax protected properties when to do so may have otherwise been favorable to us and our shareholders, which could have a material adverse effect on our results of operations and financial condition. Certain preferred interests acquired in joint ventures with AVB as part of the Archstone Transaction have complex tax requirements that, if violated, may cause us to be required to indemnify the preferred stockholders or AVB for certain tax protection costs.

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

The stock markets, including the New York Stock Exchange, on which we list our Common Shares, have experienced significant price and volume fluctuations over time. As a result, the market price of our Common Shares could be similarly volatile, and investors in our Common Shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The market price of our Common Shares may decline or fluctuate significantly in response to many factors, including but not limited to the following:

•	general market and economic conditions;

•	actual or anticipated variations in our guidance, quarterly operating results or dividends;

•	changes in our funds from operations, normalized funds from operations or earnings estimates;

•	difficulties or inability to access capital or extend or refinance debt;

•	large portfolio acquisitions or dispositions;

•	decreasing (or uncertainty in) real estate valuations;

•	rising crime rates in markets where our primarily urban portfolio is concentrated;

•	a change in analyst and/or credit ratings;

•	adverse market reaction to any additional debt we incur in the future;

•	governmental regulatory action, including changes or proposed changes to the mandates of Fannie Mae or Freddie Mac, and changes in tax laws;

•	the payment of our planned special dividends;

•	the issuance of additional Common Shares, or the perception that such issuances might occur, including under EQR's At-The-Market ("ATM") share offering program; and

•	the resale of substantial amounts of our common shares, or the anticipation of the resale of such shares, by large holders of our securities.

We may not have sufficient cash flows from operations after capital expenditures to cover our distributions and our dividend policy may lead to quicker dividend reductions.

We generally consider our cash flows provided by operating activities after capital expenditures to be adequate to meet operating requirements and payment of regular distributions to our security holders. While our current dividend policy makes it less likely that we will over distribute, it will also lead to a dividend reduction more quickly should operating results deteriorate or large portfolio sales occur. However, whether due to changes in the dividend policy or otherwise, there may be times when we experience shortfalls in our coverage of distributions, which may cause us to consider reducing our distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, our financial condition may be adversely affected and we may not be able to maintain our current distribution levels. See Item 7 (page 55) for additional discussion regarding our dividend policy.

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

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. More specifically, a cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information, including information regarding our residents and employees. As our reliance on technology has increased, so have the risks posed to our systems, both internal and those we have outsourced to third party service providers. In addition, information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber attacks. Our primary risks that could directly result from the occurrence of a cyber incident include operational interruption, damage to our reputation, damage to our business relationships and private data exposure. We have implemented processes, procedures and controls to help mitigate these risks, but these measures, as well as our increased awareness of a risk of a cyber incident, do not guarantee that our financial results will not be negatively impacted by such an incident.

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

Insurance policies can be costly and may not cover all losses, which may adversely affect our financial condition or results of operations.

As of December 31, 2015, the Company's property insurance policies provide for a per occurrence deductible of $250,000. Any earthquake and named windstorm losses in critical areas are subject to a deductible of 5% of the values of the buildings involved in the losses. The Company also typically self-insures a substantial portion of the first $50 million of a property loss in excess of these base deductibles. Should a claim exceed these amounts, it would be 100% covered by insurance. Furthermore, the Company purchased additional coverage in the event that the Company suffers multiple non-catastrophic occurrences with losses from $25 million to $50 million within the same policy year. The Company's general liability and worker's compensation policies at December 31, 2015 provide for a $2.0 million and $1.0 million per occurrence deductible, respectively. These higher deductible and self-insured retention amounts do expose the Company to greater potential for uninsured losses. The Company also has become more susceptible to large losses as it has transformed its portfolio, becoming more concentrated in fewer, more valuable assets over a smaller geographical footprint. Furthermore, the potential impact of climate change, increased severe weather or earthquakes could cause a significant increase in insurance premiums and deductibles, or a decrease in the availability of coverage, either of which could expose the Company to even greater uninsured losses which may adversely affect our financial condition or results of operations.

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

As of December 31, 2015, the Company's cyber liability insurance policy provides for a $5.0 million policy aggregate limit and a per occurrence deductible of $250,000. Cyber liability insurance generally covers costs associated with the wrongful release, through inadvertent breach or network attack, of personally identifiable information such as social security or credit card numbers. This cyber policy would cover the cost of victim notification, credit monitoring and other crisis response expenses.

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

Damage from catastrophic weather and other natural events and climate change could result in losses to the Company.

Certain of our properties are located in areas that may experience catastrophic weather and other natural events from time to time, including fires, snow or ice storms, windstorms or hurricanes, earthquakes, flooding or other severe weather. These adverse weather and natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property, as well as anticipated future revenue from that property. We could also continue to be obligated to repay any mortgage indebtedness or other obligations related to the property. Any such loss could materially and adversely affect our business and our financial condition and results of operations.

To the extent that significant changes in the climate occur in areas where our properties are located, we may experience extreme weather and changes in precipitation and temperature, all of which may result in physical damage to or a decrease in demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, including destruction of our properties, or occur for lengthy periods of time, our financial condition or results of operations may be adversely affected.

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

In addition to certain indemnification obligations of each party to the purchase agreement for the Archstone Transaction relating to breaches of fundamental representations and warranties and breaches of covenants and certain other specified matters, we negotiated as a term in the purchase agreement that Lehman retain responsibility for and indemnify us against damages resulting from certain third-party claims or other liabilities. These third-party claims and other liabilities include, without limitation, costs associated with various litigation matters. Lehman filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in September 2008 and is currently in the process of post-petition liquidation. If Lehman completes its liquidation prior to the termination of their indemnity obligations to us under the purchase agreement, or otherwise distributes substantially all of its assets to its creditors prior to such time, Lehman may not be able to satisfy its obligations with respect to claims and retained liabilities covered by the purchase agreement. The failure of Lehman to satisfy such obligations could have a material adverse effect on our results of operations and financial condition because claimants may successfully assert that we are liable for those claims and/or retained liabilities. In addition, we expect that certain obligations of Lehman to indemnify us will terminate upon expiration of the applicable indemnification period (generally no more than four years following the closing). The assertion of third-party claims after the expiration of the applicable indemnification period, or the failure of Lehman to satisfy its indemnification obligations, could have a material adverse effect on our results of operations and financial condition.

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

General

Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for the Company's total debt and unsecured debt summaries as of December 31, 2015.

In addition to debt, we have a liquidation value of $37.3 million of outstanding preferred shares of beneficial interest/preference units with a dividend preference of 8.29% per annum as of December 31, 2015. Our use of debt and preferred equity financing creates certain risks, including the following:

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

Through their lender originator networks, Fannie Mae and Freddie Mac (the "Government Sponsored Enterprises" or "GSEs") are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, reductions in their size or the scale of their activities or loss of key personnel could have an impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. Disruptions in the floating rate tax-exempt bond market (where interest rates reset weekly) and in the credit market's perception of the GSEs, which guarantee and provide liquidity for many of these bonds, have been experienced in the past and may be experienced in the future and could result in an increase in interest rates on these debt obligations. These bonds could also be put to our consolidated subsidiaries if the GSEs fail to satisfy their guaranty obligations. While this obligation is in almost all cases non-recourse to us, this could cause the Company to have to repay these obligations on short notice or risk foreclosure actions on the collateralized assets.

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

Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for the Company's debt maturity schedule as of December 31, 2015.

Financial covenants could adversely affect the Company's financial condition.

The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. In addition, our unsecured credit facility contains certain restrictions, requirements and other limitations on our ability to incur debt. The indentures under which a substantial portion of our unsecured debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured debt (including acquisition financing), and to sell all or substantially all of our assets. Our credit facility and indentures are cross-defaulted and also contain cross default provisions with other material debt. While the Company believes it was in compliance with its unsecured public debt covenants for both the years ended December 31, 2015 and 2014, should it fall out of compliance, it would likely have a negative impact on our financial condition and results of operations.

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

Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general. Our consolidated debt-to-total market capitalization ratio was 26.2% as of December 31, 2015. In addition, our most restrictive unsecured public debt covenants are as follows:

	December 31, 2015	December 31, 2014
Total Debt to Adjusted Total Assets (not to exceed 60%)	38.5%	39.2%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	16.5%	18.4%
Consolidated Income Available for Debt Service to
Maximum Annual Service Charges
(must be at least 1.5 to 1)	3.67	3.38
Total Unsecured Assets to Unsecured Debt
(must be at least 150%)	336.8%	336.5%

Rising interest rates could adversely affect cash flow.

Advances under our credit facility bear interest at a variable rate based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership's credit rating, or based upon bids received from the lending group. Borrowings under our commercial paper program also bear interest at variable rates. Certain public issuances of our senior unsecured debt instruments may also, from time to time, bear interest at floating rates or be swapped to a floating rate of interest. We may also borrow additional money with variable interest rates in the future. Increases in interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing debt and of issuing new debt. Accordingly, higher interest rates could adversely affect cash flow and our ability to service our debt and make distributions to security holders.

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

Our status as a REIT is dependent on compliance with federal income tax requirements.

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

If any of our prior merger partners had failed to qualify as a REIT throughout the duration of their existence, then they might have had undistributed “Subchapter C corporation earnings and profits” at the time of their merger with us. If that were the case and we did not distribute those earnings and profits prior to the end of the year in which the merger took place, we might not qualify as a REIT. We believe, based in part upon opinions of legal counsel received pursuant to the terms of our merger agreements as well as our own investigations, among other things, that each of our prior merger partners qualified as a REIT and that, in any event, none of them had any undistributed “Subchapter C corporation earnings and profits” at the time of their merger with us. If any of our prior merger partners failed to qualify as a REIT, an additional concern would be that they could have been required to recognize taxable gain at the time they merged with us. We would be liable for the tax on such gain. We also could have to pay corporate income tax on any gain existing at the time of the applicable merger on assets acquired in the merger if the assets are sold within ten years of the merger.

Compliance with REIT distribution requirements may affect our financial condition and our shareholders' liquidity.

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

Tax elections regarding distributions may impact future liquidity of the Company or our shareholders.

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

The Internal Revenue Service has published several rulings that allow REITs to offer shareholders the choice of stock or cash with respect to the receipt of a dividend (an "elective stock dividend"). However, REITs are also permitted to limit the amount of cash paid to all shareholders to 20% of the total dividend paid. Therefore, it is possible that the total tax burden to shareholders resulting from an elective stock dividend may exceed the amount of cash received by the shareholder.

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

Recent legislation

On December 18, 2015, President Obama signed into law the Consolidated Appropriations Act, 2016, an omnibus spending bill, with a division referred to as the Protecting Americans from Tax Hikes Act of 2015 (the “PATH Act”). The PATH Act modifies a number of important rules regarding the taxation of REITs and their shareholders, none of which however should materially impact us or our operations. The relevant rules are incorporated in the following sections.

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

Ownership of Taxable REIT Subsidiaries by Us. The Internal Revenue Code provides that REITs may own greater than ten percent of the voting power and value of the securities of a “taxable REIT subsidiary” or “TRS”, provided that the aggregate value of all of the TRS securities held by the REIT does not exceed 25% of the REIT's total asset value (20% for taxable years beginning January 1, 2018). TRSs are corporations subject to tax as a regular “C” corporation that have elected, jointly with a REIT, to be a TRS. Generally, a taxable REIT subsidiary may own assets that cannot otherwise be owned by a REIT and can perform impermissible tenant services (discussed below), which would otherwise taint our rental income under the REIT income tests. However, the REIT will be obligated to pay a 100% penalty tax on some payments that we receive or on certain expenses deducted by our TRSs if the economic arrangements between us, our tenants and the TRS are not comparable to similar arrangements among unrelated parties. A TRS may also receive income from prohibited transactions without incurring the 100% federal income tax liability imposed on REITs. Income from prohibited transactions may include the purchase and sale of land, the purchase and sale of completed development properties and the sale of condominium units.

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

(4)	Not more than 25% of the value of our total assets may consist of securities of one or more taxable REIT subsidiaries (20% for taxable years beginning January 1, 2018).

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

A REIT may make an election under the Internal Revenue Code to treat certain dividends that are paid in a taxable year, as being made by the REIT in the previous taxable year. A shareholder is required to include the amount of the dividend in the taxable year that it is paid by the REIT.

Distributions made by us that we properly designate as capital gain dividends will be taxable to taxable domestic shareholders as gain from the sale or exchange of a capital asset held for more than one year. This treatment applies only to the extent that the designated distributions do not exceed our actual net capital gain for the taxable year or the amount of distributions treated as dividends for the taxable year. It applies regardless of the period for which a domestic shareholder has held his or her common shares. Despite this general rule, corporate shareholders may be required to treat up to 20% of certain capital gain dividends as ordinary income.

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

Any capital gain dividend with respect to any class of our stock which is “regularly traded” on an established securities market, will be treated as an ordinary dividend described above, if the foreign shareholder did not own more than 10% of such class of stock at any time during the one year period ending on the date of the distribution. Foreign shareholders generally will not be required to report such distributions received from us on U.S. federal income tax returns and all distributions treated as dividends for U.S. federal income tax purposes, including any capital gain dividends, will be subject to a 30% U.S. withholding tax (unless reduced or eliminated under an applicable income tax treaty), as described above. In addition, the branch profits tax will no longer apply to such distributions.

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

(b)	the selling foreign shareholder owned 10% or less of the value of the outstanding class or series of shares being sold throughout the five-year period ending on the date of the sale or exchange.

If gain on the sale or exchange of common shares were subject to taxation under FIRPTA, the foreign shareholder would be subject to regular United States income tax with respect to the gain in the same manner as a taxable U.S. shareholder, subject to any applicable alternative minimum tax, a special alternative minimum tax in the case of nonresident alien individuals and the possible application of the branch profits tax in the case of foreign corporations. The purchaser of the common shares would be required to withhold and remit to the IRS 15% of the purchase price.

Exception to FIRPTA for Qualified Shareholders. For dispositions and distributions after December 18, 2015, stock of a REIT held (directly or through partnerships) by a “qualified shareholder” will not be treated as United States real property interest, and capital gain dividends from such a REIT will not be treated as gain from the sale of a United States real property interest. This exception does not apply to persons that hold an interest, taking into account applicable constructive ownership rules, more than 10% of the stock of the REIT (unless that interest is solely as a creditor (an “applicable investor”)). If the qualified shareholder has such an “applicable investor,” the portion of REIT stock indirectly owned through the qualified shareholder by the applicable investor will be treated as gains from the sale of United States real property interests. For these purposes, a “qualified shareholder” is a foreign person which is in a treaty jurisdiction and satisfies certain publicly traded requirements, is a “qualified collective investment vehicle” and maintains records on the identity of certain 5% owners. A “qualified collective investment vehicle” is a foreign person that is eligible for a reduced withholding rate with respect to ordinary REIT dividends even if such person holds more than 10% of the REIT’s stock, a publicly traded partnership that is a withholding foreign partnership that would be a United States real property holding corporation if it were a United States corporation, or is designated as a qualified collective investment vehicle by the Secretary of the Treasury and is either fiscally transparent within the meaning of the Code or required to include dividends in its gross income but entitled to a deduction for distribution to its investors. Finally, capital gain dividends and nondividend redemption and liquidating distributions to a qualified shareholder that are not allocable to an applicable investor will be treated as ordinary dividends.

Exception to FIRPTA Withholding for Qualified Foreign Pension Funds. For distributions or disposition of REIT stock after December 18, 2015, “qualified foreign pension funds” and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA withholding. For these purposes, a “qualified foreign pension fund” is any trust, corporation, or other organization or arrangement if (i) it was created or organized under foreign law, (ii) it was established to provide retirement or pension benefits to participants or beneficiaries that are current or former employees (or persons designated by such employees) of one or more employers in consideration for services rendered, (iii) it does not have a single participant or beneficiary with a right to more than 5% of its assets or income, (iv) it is subject to government regulation and provides annual information reporting about its beneficiaries to the relevant tax authorities in the country in which it is established or operates, and (v) under the laws of the country in which it is established or operates, either contributions to such fund which would otherwise be subject to tax under such laws are deductible or excluded from the gross income of such fund or taxed at a reduced rate, or taxation of any investment income of such fund is deferred or such income is taxed at a reduced rate.

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

Withholding on foreign financial institutions and non-U.S. shareholders

The Foreign Account Tax Compliance Act (“FATCA”) imposes a U.S. withholding tax at a 30% rate on dividends and on proceeds from the sale of our shares paid beginning January 1, 2019 to “foreign financial institutions” (as defined under FATCA) and certain other foreign entities if certain due diligence and disclosure requirements related to U.S. accounts with, or ownership of, such entities are not satisfied or an exemption does not apply. If FATCA withholding is imposed, non-U.S. beneficial owners that are otherwise eligible for an exemption from, or a reduction of, U.S. withholding tax with respect to such distributions and sale proceeds would be required to seek a refund from the Internal Revenue Service to obtain the benefit of such exemption or reduction. Any payment made by us that is subject to withholding under FATCA or otherwise will be net of the amount required to be withheld.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2015, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 394 properties located in 12 states and the District of Columbia consisting of 109,652 apartment units. See Notes 4, 11 and 18 in the Notes to Consolidated Financial Statements for discussion of the Starwood Transaction and the significant dispositions which occurred subsequent to December 31, 2015. The Company’s properties are summarized by building type in the following table:

Type	Properties	Apartment Units	Average Apartment Units
Garden	200	55,435	277
Mid/High-Rise	192	49,078	256
Military Housing	2	5,139	2,570
	394	109,652

The Company’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	367	98,608
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,771
Partially Owned Properties – Unconsolidated	3	1,281
Military Housing	2	5,139
	394	109,652

The following table sets forth certain information by market relating to the Company's properties at December 31, 2015:

Portfolio Summary

Markets/Metro Areas	Properties	Apartment Units	% of Stabilized NOI (1)	Average Rental Rate (2)
Core:
New York	40	10,835	17.6%	$4,112
Washington D.C.	57	18,656	17.0%	2,212
San Francisco	53	13,656	15.1%	2,704
Los Angeles	61	13,313	12.3%	2,339
Boston	35	8,018	9.5%	2,885
Seattle	44	8,756	7.6%	2,045
Orange County, CA	12	3,684	3.1%	1,907
San Diego	13	3,505	3.1%	2,089
Subtotal – Core	315	80,423	85.3%	2,606
Non-Core:
South Florida	35	11,435	7.2%	1,708
Denver	19	6,935	4.6%	1,565
Inland Empire, CA	9	2,751	1.9%	1,631
All Other Markets	14	2,969	1.0%	1,226
Subtotal – Non-Core	77	24,090	14.7%	1,599
Total	392	104,513	100.0%	2,372
Military Housing	2	5,139	—	—
Grand Total	394	109,652	100.0%	$2,372
Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

(1)
% of Stabilized NOI includes actual 2015 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(2)	Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the last month of the period presented.

The Company’s properties had an average occupancy of approximately 94.3% (95.7% on a same store basis) at December 31, 2015. Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on

Schedule III – Real Estate and Accumulated Depreciation. Resident leases are generally for twelve months in length and can require security deposits. The garden-style properties are generally defined as properties with two and/or three story buildings while the mid-rise/high-rise are defined as properties with greater than three story buildings. These two property types typically provide residents with amenities, such as a clubhouse and swimming pool. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms or other amenities. In addition, many of our urban properties have parking garage and/or retail components. The military housing properties are defined as those properties located on military bases.

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

The consolidated properties currently in various stages of development and lease-up at December 31, 2015 are included in the following table:

Development and Lease-Up Projects as of December 31, 2015
(Amounts in thousands except for project and apartment unit amounts)
Projects	Location	No. of Apartment Units	Total Capital Cost (1)	Total Book Value to Date	Total Book Value Not Placed in Service	Total Debt	Percentage Completed	Percentage Leased	Percentage Occupied	Estimated Completion Date	Estimated Stabilization Date

Projects Under Development:
Potrero 1010	San Francisco, CA	453	$224,474	$174,741	$174,741	$—	75%	—	—	Q2 2016	Q3 2017
Vista 99 (formerly Tasman)	San Jose, CA	554	214,923	191,153	116,624	—	94%	20%	16%	Q2 2016	Q2 2018
Altitude (formerly Village at Howard Hughes)	Los Angeles, CA	545	193,231	153,993	153,993	—	74%	—	—	Q3 2016	Q2 2017
The Alton (formerly Millikan)	Irvine, CA	344	102,331	75,416	75,416	—	58%	—	—	Q3 2016	Q3 2017
340 Fremont (formerly Rincon Hill)	San Francisco, CA	348	287,454	218,851	218,851	—	82%	—	—	Q3 2016	Q1 2018
One Henry Adams	San Francisco, CA	241	172,337	89,907	89,907	—	44%	—	—	Q1 2017	Q4 2017
455 I St	Washington, DC	174	73,157	28,977	28,977	—	13%	—	—	Q3 2017	Q2 2018
855 Brannan (formerly 801 Brannan)	San Francisco, CA	449	304,035	100,482	100,482	—	19%	—	—	Q3 2017	Q1 2019
2nd & Pine (2)	Seattle, WA	398	214,742	95,681	95,681	—	34%	—	—	Q3 2017	Q2 2019
Cascade	Seattle, WA	483	172,486	67,704	67,704	—	28%	—	—	Q3 2017	Q2 2019

Projects Under Development		3,989	1,959,170	1,196,905	1,122,376	—

Completed Not Stabilized (3):
Prism at Park Avenue South	New York, NY	269	245,161	239,992	—	—		91%	90%	Completed	Q1 2016
170 Amsterdam (4)	New York, NY	236	111,892	111,609	—	—		76%	71%	Completed	Q2 2016
Azure (at Mission Bay)	San Francisco, CA	273	187,390	183,455	—	—		71%	70%	Completed	Q2 2016
Junction 47 (formerly West Seattle)	Seattle, WA	206	67,112	66,115	—	—		79%	75%	Completed	Q3 2016
Odin (formerly Tallman)	Seattle, WA	301	81,777	79,909	—	—		57%	52%	Completed	Q4 2016

Projects Completed Not Stabilized		1,285	693,332	681,080	—	—

Completed and Stabilized During the Quarter:
Residences at Westgate II (formerly Westgate III)	Pasadena, CA	88	54,287	52,083	—	—		99%	99%	Completed	Stabilized
Parc on Powell (formerly 1333 Powell)	Emeryville, CA	173	87,500	82,975	—	—		98%	97%	Completed	Stabilized

Projects Completed and Stabilized During the Quarter		261	141,787	135,058	—	—

Total Development Projects		5,535	$2,794,289	$2,013,043	$1,122,376	$—

Land Held for Development		N/A	N/A	$168,843	$168,843	$—

Note: All development projects listed are wholly owned by the Company.
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

(3)			Properties included here are substantially complete. However, they may still require additional exterior and interior work for all apartment units to be available for leasing.
(4)			170 Amsterdam – The land under this project is subject to a long term ground lease.

Item 3. Legal Proceedings

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built certain of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company’s defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at December 31, 2015. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

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

	Sales Price
	High	Low	Closing	Distributions
2015
Fourth Quarter Ended December 31, 2015	$82.39	$74.38	$81.59	$0.5525
Third Quarter Ended September 30, 2015	$81.98	$61.90	$75.12	$0.5525
Second Quarter Ended June 30, 2015	$79.23	$69.94	$70.17	$0.5525
First Quarter Ended March 31, 2015	$82.53	$72.06	$77.86	$0.5525

2014
Fourth Quarter Ended December 31, 2014	$74.72	$61.47	$71.84	$0.5000
Third Quarter Ended September 30, 2014	$67.91	$60.44	$61.58	$0.5000
Second Quarter Ended June 30, 2014	$63.54	$57.19	$63.00	$0.5000
First Quarter Ended March 31, 2014	$59.41	$51.55	$57.99	$0.5000

The number of record holders of Common Shares at February 19, 2016 was approximately 2,500. The number of outstanding Common Shares as of February 19, 2016 was 365,141,603.

Unit Dividends (ERP Operating Limited Partnership)

There is no established public market for the Units (OP Units and restricted units).

The following table sets forth, for the years indicated, the distributions declared on the Operating Partnership's Units.

	Distributions
	2015	2014
Fourth Quarter Ended December 31,	$0.5525	$0.5000
Third Quarter Ended September 30,	$0.5525	$0.5000
Second Quarter Ended June 30,	$0.5525	$0.5000
First Quarter Ended March 31,	$0.5525	$0.5000

The number of record holders of Units in the Operating Partnership at February 19, 2016 was approximately 500. The number of outstanding Units as of February 19, 2016 was 379,843,736.

Unregistered Common Shares Issued in the Quarter Ended December 31, 2015 (Equity Residential)

During the quarter ended December 31, 2015, EQR issued 26,554 Common Shares in exchange for 26,554 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2015 with respect to the Company's Common Shares that may be issued under its existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Plan Category
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	5,734,365	$48.04	10,922,570
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)
The amounts shown in columns (a) and (b) of the above table do not include 522,150 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company's 2011 Share Incentive Plan, as amended (the "2011 Plan") and outstanding Common Shares that have been purchased by employees and trustees under the Company's ESPP.

(2)
Includes 7,952,498 Common Shares that may be issued under the 2011 Plan, of which only 33% may be in the form of restricted shares/units, and 2,970,072 Common Shares that may be sold to employees and trustees under the ESPP.

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

EQUITY RESIDENTIAL
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(Financial information in thousands except for per share and property data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
OPERATING DATA:
Total revenues from continuing operations	$2,744,965	$2,614,748	$2,387,702	$1,747,502	$1,525,220
Interest and other income	$7,372	$4,462	$5,283	$151,060	$8,413
Net gain on sales of real estate properties	$335,134	$212,685	$—	$—	$—
Income (loss) from continuing operations	$907,621	$657,101	$(168,174)	$160,298	$(72,941)
Discontinued operations, net	$397	$1,582	$2,073,527	$720,906	$1,008,138
Net income	$908,018	$658,683	$1,905,353	$881,204	$935,197
Net income available to Common Shares	$863,277	$627,163	$1,826,468	$826,212	$879,720
Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$2.37	$1.73	$(0.47)	$0.45	$(0.28)
Net income available to Common Shares	$2.37	$1.74	$5.16	$2.73	$2.98
Weighted average Common Shares outstanding	363,498	361,181	354,305	302,701	294,856
Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$2.36	$1.72	$(0.47)	$0.45	$(0.28)
Net income available to Common Shares	$2.36	$1.73	$5.16	$2.70	$2.98
Weighted average Common Shares outstanding	380,620	377,735	354,305	319,766	294,856
Distributions declared per Common Share outstanding	$2.21	$2.00	$1.85	$1.78	$1.58
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$25,182,352	$27,675,383	$26,800,948	$21,008,429	$20,407,946
Real estate, after accumulated depreciation	$20,276,946	$22,242,578	$21,993,239	$16,096,208	$15,868,363
Real estate held for sale	$2,181,135	$—	$—	$—	$—
Total assets	$23,157,328	$22,950,614	$22,834,545	$17,201,000	$16,659,303
Total debt	$10,968,498	$10,844,861	$10,766,254	$8,529,244	$9,721,061
Redeemable Noncontrolling Interests – Operating Partnership	$566,783	$500,733	$363,144	$398,372	$416,404
Total shareholders’ equity	$10,470,368	$10,368,456	$10,507,201	$7,289,813	$5,669,015
Total Noncontrolling Interests	$225,987	$339,320	$337,995	$237,294	$193,842
OTHER DATA:
Total properties (at end of period)	394	391	390	403	427
Total apartment units (at end of period)	109,652	109,225	109,855	115,370	121,974
Funds from operations available to Common Shares and Units – basic (1) (3) (4)	$1,323,786	$1,190,915	$872,421	$993,217	$752,153
Normalized funds from operations available to Common Shares and Units – basic (2) (3) (4)	$1,317,802	$1,196,446	$1,057,073	$883,269	$759,665
Cash flow provided by (used for):
Operating activities	$1,356,499	$1,324,073	$868,916	$1,046,155	$800,467
Investing activities	$(678,471)	$(644,666)	$(6,977)	$(261,155)	$(197,208)
Financing activities	$(675,832)	$(692,861)	$(1,420,995)	$(556,331)	$(650,746)

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(Financial information in thousands except for per Unit and property data)

	Year Ended December 31,
	2015	2014	2013	2012	2011
OPERATING DATA:
Total revenues from continuing operations	$2,744,965	$2,614,748	$2,387,702	$1,747,502	$1,525,220
Interest and other income	$7,372	$4,462	$5,283	$151,060	$8,413
Net gain on sales of real estate properties	$335,134	$212,685	$—	$—	$—
Income (loss) from continuing operations	$907,621	$657,101	$(168,174)	$160,298	$(72,941)
Discontinued operations, net	$397	$1,582	$2,073,527	$720,906	$1,008,138
Net income	$908,018	$658,683	$1,905,353	$881,204	$935,197
Net income available to Units	$897,518	$651,994	$1,901,746	$864,853	$920,500
Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$2.37	$1.73	$(0.47)	$0.45	$(0.28)
Net income available to Units	$2.37	$1.74	$5.16	$2.73	$2.98
Weighted average Units outstanding	377,074	374,899	368,038	316,554	308,062
Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$2.36	$1.72	$(0.47)	$0.45	$(0.28)
Net income available to Units	$2.36	$1.73	$5.16	$2.70	$2.98
Weighted average Units outstanding	380,620	377,735	368,038	319,766	308,062
Distributions declared per Unit outstanding	$2.21	$2.00	$1.85	$1.78	$1.58
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$25,182,352	$27,675,383	$26,800,948	$21,008,429	$20,407,946
Real estate, after accumulated depreciation	$20,276,946	$22,242,578	$21,993,239	$16,096,208	$15,868,363
Real estate held for sale	$2,181,135	$—	$—	$—	$—
Total assets	$23,157,328	$22,950,614	$22,834,545	$17,201,000	$16,659,303
Total debt	$10,968,498	$10,844,861	$10,766,254	$8,529,244	$9,721,061
Redeemable Limited Partners	$566,783	$500,733	$363,144	$398,372	$416,404
Total partners' capital	$10,691,747	$10,582,867	$10,718,613	$7,449,419	$5,788,551
Noncontrolling Interests – Partially Owned Properties	$4,608	$124,909	$126,583	$77,688	$74,306
OTHER DATA:
Total properties (at end of period)	394	391	390	403	427
Total apartment units (at end of period)	109,652	109,225	109,855	115,370	121,974
Funds from operations available to Units – basic (1) (3) (4)	$1,323,786	$1,190,915	$872,421	$993,217	$752,153
Normalized funds from operations available to Units – basic (2) (3) (4)	$1,317,802	$1,196,446	$1,057,073	$883,269	$759,665
Cash flow provided by (used for):
Operating activities	$1,356,499	$1,324,073	$868,916	$1,046,155	$800,467
Investing activities	$(678,471)	$(644,666)	$(6,977)	$(261,155)	$(197,208)
Financing activities	$(675,832)	$(692,861)	$(1,420,995)	$(556,331)	$(650,746)

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

The following discussion and analysis of the results of operations and financial condition of the Company and the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary entity has been consolidated with the Company for financial reporting purposes, except for three unconsolidated operating properties and our military housing properties. Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2015.

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

EQR is the general partner of, and as of December 31, 2015 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and as of December 31, 2015, the Company also operated property management offices in each of its core markets and two of its non-core markets. As of December 31, 2015, the Company had approximately 3,500 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

Business Objectives and Operating and Investing Strategies

The Company invests in high quality apartment communities located in strategically targeted markets with the goal of maximizing our risk adjusted total return (operating income plus capital appreciation) on invested capital.

We seek to maximize the income and capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property operations and appreciation. We are focused on the six core coastal, high barrier to entry markets of Boston, New York, Washington D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle. These markets generally feature one or more of the following characteristics that allow us to increase rents:

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

Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt, sales of properties and joint venture agreements. In addition, the Company may acquire properties in transactions that include the issuance of partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales. The Company may acquire land parcels to hold and/or sell based on market opportunities as well as options to buy more land in the future. The Company may also seek to acquire properties by purchasing defaulted or distressed debt that encumbers desirable properties in the hope of obtaining title to property through foreclosure or deed-in-lieu of foreclosure proceedings.

Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry/non-core markets to high barrier to entry/core markets. Since 2005, the Company has sold nearly 168,000 apartment units primarily in its non-core markets for an aggregate sales price of approximately $16.6 billion, acquired over 68,000 apartment units primarily in its core markets for approximately $19.8 billion and began approximately $5.7 billion of development projects primarily in its core markets. We are currently seeking to acquire and develop assets in the following six core coastal metropolitan areas: Boston, New York, Washington D.C., Southern California, San Francisco and Seattle. The sale of the Starwood portfolio combined with the other 2016 dispositions will complete the Company's planned exit from the South Florida, Denver and Phoenix markets as well as certain New England submarkets. See further discussion below regarding the Company's 2016 disposition activity.

As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties and takes options on land or acquires land on which apartment properties can be constructed. We intend to hold a diversified portfolio of assets across our target markets. As of December 31, 2015, no single market/metropolitan area accounted for more than 17.6% of our NOI, though NOI concentration has increased in 2016 following the sale of the Starwood portfolio.

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

We have a commitment to sustainability and consider the environmental impacts of our business activities. Sustainability and social responsibility are key drivers of our focus on creating the best apartment communities for residents to live, work and play. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. The Company was named the 2015 Global Residential Sector Leader by the Global Real Estate Sustainability Benchmark ("GRESB") survey, a globally recognized analysis of the sustainability indicators of more than 700 real estate portfolios worldwide. For additional information regarding our sustainability efforts, see our December 2015 Corporate Social Responsibility and Sustainability Report at our website, www.equityresidential.com. For 2016, we have added an express company-wide goal regarding enhanced sustainability efforts. Employees, including our executives, will have their performance against this goal evaluated as part of our annual performance review process.

Current Environment

Following the approval by the Company's Board of Trustees, the Company executed an agreement with controlled affiliates of Starwood Capital Group ("Starwood") on October 23, 2015 to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion (the "Starwood Transaction"). On January 26 and 27, 2016, the Company closed on the sale of all of the portfolio described above. The sale of the Starwood portfolio, combined with other planned 2016 dispositions, will result in the Company's planned exit from the South Florida, Denver and Phoenix markets as well as certain New England submarkets. The Company intends to use the majority of the proceeds from the Starwood Transaction and other planned 2016 dispositions to pay two special dividends to its shareholders and holders of OP Units of between $10.00 and $12.00 per share/unit in the aggregate. On February 22, 2016, the Board of Trustees declared a special dividend of $8.00 per share/unit to be paid on March 10, 2016 to shareholders/unitholders of record as of March 3, 2016. The Company expects to pay an additional special dividend of approximately $2.00 to $4.00 per share/unit later in 2016. All future dividends remain subject to the discretion of the Company's Board of Trustees. The Company used and expects to use the majority of the remaining proceeds to reduce aggregate indebtedness in order to make the transaction leverage neutral. The Company has retired approximately $1.7 billion in secured and unsecured debt prior to scheduled maturity in early 2016 and expects to retire an additional $271.2 million at par at maturity in March 2016 using cash from these sales. The Company may also sell certain other assets in core markets in 2016 with the intention of reinvesting the proceeds from those sales in other assets in our core markets. These sales will narrow the Company's focus, which will now be entirely directed towards our high barrier to entry/core markets, and will essentially complete the Company's portfolio reconfiguration which started approximately ten years ago. We believe the assets being sold will have lower long-term returns (as compared to investments in our high barrier to entry/core markets) and that we can sell them now for prices that we believe are favorable. Given the very strong bids for multifamily assets in our high barrier to entry/core markets from many different segments of the investment community, the Company believes the best risk-adjusted use of the sale proceeds is to distribute a portion to our shareholders and repay outstanding debt. The planned 2016 dispositions discussed above, other than the Starwood Transaction, are subject to certain closing conditions, and there can be no assurance that such sales will occur.

During the year ended December 31, 2015, the Company acquired four consolidated rental properties consisting of 625 apartment units for $296.0 million and three contiguous land parcels for $27.8 million. The Company sold eight consolidated rental properties consisting of 1,857 apartment units for $513.3 million (which included a 193,230 square foot medical office building adjacent to our Longfellow Place property in Boston with a sales price of approximately $123.3 million) during the year ended December 31, 2015. The Company currently budgets consolidated rental acquisitions of approximately $600.0 million during the year ending December 31, 2016 to be funded with proceeds from rental dispositions. The Company currently budgets consolidated rental dispositions of approximately $7.4 billion during the year ending December 31, 2016, which includes the sale of the Starwood portfolio and the other planned 2016 dispositions discussed above.

During the year ended December 31, 2015, the Company started construction on two projects representing 623 apartment units totaling approximately $377.2 million of development costs and substantially completed construction on seven projects representing 1,546 apartment units totaling approximately $835.1 million of development costs. The Company significantly increased its development starts in 2014 as compared to preceding years, and while construction activity remained elevated in 2015, starts have returned to more historical levels (approximately $300.0 million to $500.0 million on average annually). The

Company has budgeted starting approximately $350.0 million of new development projects in 2016. We currently budget spending approximately $600.0 million on development costs during the year ending December 31, 2016. We expect that this capital will be primarily sourced with excess operating cash flow, disposition proceeds, expected debt offerings in 2016 and borrowings on our revolving credit facility and/or commercial paper program.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In February 2015, the Company entered into a $500.0 million commercial paper program, which allows for daily, weekly or monthly borrowings at low floating rates of interest. We believe this commercial paper program allows the Company to continue to reduce its already low cost of capital and we will use the program to replace a portion of the amount that otherwise would have been outstanding under our revolving line of credit. In May 2015, the Company completed a $450.0 million unsecured ten year note offering with a coupon of 3.375% and an all-in effective interest rate of approximately 3.81% as well as a $300.0 million unsecured thirty year note offering with a coupon of 4.5% and an all-in effective interest rate of approximately 4.55%. The Company used the proceeds from these offerings to repay the outstanding balance on its revolving credit facility and commercial paper program. The Company has budgeted $200.0 million to $250.0 million of secured or unsecured debt offerings during 2016, excluding usage of the commercial paper program.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and commercial paper program, expected debt offerings and disposition proceeds for 2016 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities, existing development projects and special dividends through 2016. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances, property dispositions, joint ventures and cash generated from operations.

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
Same store revenues increased 5.1% during the year ended December 31, 2015 as compared to the same period in 2014, which was above the high end of our original guidance range of 3.75% to 4.50% that we provided in February 2015. Strong demand and continued strength in occupancy levels drove the outperformance during 2015, which should continue into 2016. In addition, improving labor markets, robust household formation and declining single family home ownership levels should keep demand for rental housing high and produce above trend growth for 2016. We anticipate same store revenue increases ranging from 4.50% to 5.25% and same store NOI increases ranging from 5.00% to 6.50% for 2016 as compared to 2015.

As noted above, demand for our apartments has been strong, with high occupancy and low turnover. In general, new supply continues to be absorbed in an orderly fashion with lease-ups occurring faster than expected and only minimal impact on rents at nearby stabilized assets. For 2016, we currently anticipate three groupings of same store revenue growth, with San Francisco, Seattle, Los Angeles, San Diego and Orange County producing 5% or higher, New York and Boston producing 3% to 5% and Washington D.C. producing 1% to 1.3% growth.

Washington D.C., which is our largest market, has seen record absorption despite anemic job growth in 2014 and 2015. However, we have noted recent improvements in professional services hiring. We expect continued slow improvement in the Washington D.C. market throughout 2016, but growth will still lag the remainder of the Company's portfolio due to continuing substantial deliveries of new supply in the market combined with modest but recently improving job growth due to weakness in government hiring and spending. Despite the issues noted in Washington D.C., our business in general continues to perform well because of the combined forces of demographics, household formations and increasing consumer preference for the flexibility of rental housing, all of which should ensure a continued strong demand for rental housing.

Same store expenses increased 2.5% during the year ended December 31, 2015 as compared to the same period in 2014, which was at the low end of our original guidance range of 2.5% to 3.5% that we provided in February 2015, primarily due to a decline in the price of commodities and high temperatures which resulted in a decrease in utility costs due to declines in natural gas, electricity and heating oil. The Company anticipates that 2016 same store expenses will increase 2.5% to 3.5%, with increases in real estate taxes expected to approximate 5.25% for the full year 2016. The anticipated increase in real estate taxes is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment values and fundamentals as well as the contractual annual reduction in the benefits of 421a tax abatements in New York City. We expect minimal growth, if any, in full year utility costs due to lower commodity costs. We anticipate same store payroll costs to grow 2.5% to 3.0% in 2016 over 2015. The Company expects overhead costs (property management expense and general and administrative expense) to decline slightly in 2016 over 2015 while it expects total revenues to decline more significantly as a result of the Starwood Transaction and other planned 2016 dispositions. As certain of the Company's overhead costs are fixed and/or not quickly scalable, the Company anticipates overhead costs as a percentage of total revenues will increase in 2016 as compared to 2015.

We believe that the Company is well-positioned as of December 31, 2015 because our properties are geographically diverse, were approximately 94.3% occupied (95.7% on a same store basis) and the long-term demographic picture is positive. We believe certain of our core markets/metro areas, especially Washington D.C., Boston and Seattle, will see substantial near term multifamily supply and there will likely be periods of disruption as new development projects lease up. We believe over the longer term that our core markets will absorb future supply without material marketwide disruption because of the strong demand in these markets as exhibited by our current high occupancy levels and increasing household formations. We have seen evidence of this in Seattle as supply has been absorbed and rental rates continue to grow. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term and should also allow us to take advantage of investment opportunities in the future.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in our high barrier to entry/core markets and sell apartment properties located in our low barrier to entry/non-core markets during the years ended December 31, 2015 and December 31, 2014. In summary, we:
Year Ended December 31, 2015:

▪
Acquired four consolidated apartment properties consisting of 625 apartment units for $296.0 million at a weighted average cap rate (see definition below) of 4.5% and three contiguous land parcels for $27.8 million; and

▪
Sold eight consolidated apartment properties consisting of 1,857 apartments units as well as a 193,230 square foot medical office building for $513.3 million at a weighted average cap rate of 5.3% generating an unlevered internal rate of return ("IRR"), inclusive of indirect management costs, of 13.4%.

Year Ended December 31, 2014:

▪	Acquired four consolidated apartment properties consisting of 1,011 apartment units for $363.2 million at a weighted average cap rate of 4.8% and two land parcels for $28.8 million;

▪
Acquired two consolidated apartment properties, one that had just completed lease up and the other which was still in lease up, consisting of 342 apartment units for $106.6 million and are expected to stabilize at a 6.4% yield on cost and a 4.9% yield on cost, respectively;

▪
Acquired the 95% equity interest it did not own in one previously unconsolidated development project with a stabilized real estate value of $87.5 million and an adjusted purchase price of $64.2 million;

▪
Sold ten consolidated apartment properties consisting of 3,092 apartments units for $467.0 million at a weighted average cap rate of 6.1% generating an unlevered IRR, inclusive of management costs, of 8.9% and three land parcels for $62.6 million; and

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

Properties that the Company owned and were stabilized (see definition below) for all of both 2015 and 2014 (the “2015 Same Store Properties”), which represented 96,286 apartment units, impacted the Company's results of operations. Properties that the Company owned for all of both 2014 and 2013 as well as the 18,465 stabilized apartment units acquired in the Archstone

Acquisition that are owned and managed by the Company (the “2014 Same Store Properties”), which represented 97,911 apartment units, also impacted the Company's results of operations. Both the 2015 Same Store Properties and 2014 Same Store Properties are discussed in the following paragraphs.

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the year ended December 31, 2015:

	Year Ended
	December 31, 2015
	Properties	Apartment Units
Same Store Properties at December 31, 2014	365	97,911
2013 acquisitions, excluding Archstone	1	322
2015 dispositions	(8)	(1,857)
Lease-up properties stabilized	1	188
Properties removed from same store (1)	(1)	(285)
Other	—	7
Same Store Properties at December 31, 2015	358	96,286

	Year Ended
	December 31, 2015
	Properties	Apartment Units
Same Store	358	96,286

Non-Same Store:
2015 acquisitions	4	625
2014 acquisitions	4	1,011
2014 acquisitions not yet stabilized (2)	2	342
2013 acquisitions not managed by the Company (3)	3	853
Lease-up properties not yet stabilized (2)	16	3,829
Unconsolidated properties	3	1,281
Properties removed from same store (1)	1	285
Other	1	1
Total Non-Same Store	34	8,227
Military Housing (not consolidated)	2	5,139
Total Properties and Apartment Units	394	109,652
Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)
Represents one property containing 285 apartment units (Playa Pacifica in Hermosa Beach, CA) which was removed from the same store portfolio due to a major renovation in which significant portions of the property are being taken offline for extended time periods. As of December 31, 2015, the property had 129 apartment units removed from service and an occupancy of only 27.9%. This property will not return to the same store portfolio until it is stabilized for all of the current and comparable periods presented.

(2)	Includes properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

(3)
Includes three properties containing 853 apartment units acquired on February 27, 2013 in conjunction with the Archstone Acquisition that are owned by the Company but the entire projects are master leased to a third party corporate housing provider and the Company earns monthly net rental income.

The Company's acquisition, disposition and completed development activities also impacted overall results of operations for the years ended December 31, 2015 and 2014. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014

For the year ended December 31, 2015, the Company reported diluted earnings per share/unit of $2.36 compared to $1.73 per share/unit for the year ended December 31, 2014. The difference is primarily due to approximately $122.3 million in higher gains on property sales as well as improved operations in 2015 vs. 2014.

For the year ended December 31, 2015, income from continuing operations increased approximately $250.5 million when compared to the year ended December 31, 2014. The increase in continuing operations is discussed below.

Revenues from the 2015 Same Store Properties increased $125.3 million primarily as a result of an increase in average rental rates charged to residents, higher occupancy and a decrease in turnover. Expenses from the 2015 Same Store Properties increased $20.5 million primarily due to increases in real estate taxes, repairs and maintenance expenses and payroll/property management costs, partially offset by lower utility costs. The following tables provide comparative same store results and statistics for the 2015 Same Store Properties:

2015 vs. 2014
Same Store Results/Statistics for 96,286 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
				Average Rental Rate (1)
Description	Revenues	Expenses	NOI		Occupancy	Turnover
2015	$2,566,705	$837,880	$1,728,825	$2,314	96.1%	54.5%
2014	$2,441,390	$817,337	$1,624,053	$2,208	95.8%	54.9%
Change	$125,315	$20,543	$104,772	$106	0.3%	(0.4%)
Change	5.1%	2.5%	6.5%	4.8%
(1)Average rental rate is defined as total rental revenues divided by the weighted average occupied apartment units for the period.

The following table provides comparative same store operating expenses for the 2015 Same Store Properties:

2015 vs. 2014
Same Store Operating Expenses for 96,286 Same Store Apartment Units
$ in thousands
					% of Actual 2015 Operating Expenses
	Actual 2015	Actual 2014	$ Change	% Change

Real estate taxes	$296,484	$282,487	$13,997	5.0%	35.4%
On-site payroll (1)	174,950	171,706	3,244	1.9%	20.9%
Utilities (2)	118,986	123,296	(4,310)	(3.5%)	14.2%
Repairs and maintenance (3)	104,033	98,168	5,865	6.0%	12.4%
Property management costs (4)	77,001	73,242	3,759	5.1%	9.2%
Insurance	21,335	23,909	(2,574)	(10.8%)	2.6%
Leasing and advertising	10,370	10,605	(235)	(2.2%)	1.2%
Other on-site operating expenses (5)	34,721	33,924	797	2.3%	4.1%
Same store operating expenses	$837,880	$817,337	$20,543	2.5%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

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

The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the 2015 Same Store Properties:

	Year Ended December 31,
	2015	2014
	(Amounts in thousands)
Operating income	$1,008,820	$921,375
Adjustments:
Non-same store operating results	(107,606)	(103,123)
Fee and asset management revenue	(8,387)	(9,437)
Fee and asset management expense	5,021	5,429
Depreciation	765,895	758,861
General and administrative	65,082	50,948
Same store NOI	$1,728,825	$1,624,053

For properties that the Company acquired and were stabilized prior to January 1, 2015 and that the Company expects to continue to own through December 31, 2016, the Company anticipates the following same store results for the full year ending December 31, 2016:

2016 Same Store Assumptions
Physical occupancy	96.0%
Revenue change	4.50% to 5.25%
Expense change	2.50% to 3.50%
NOI change	5.00% to 6.50%

The Company anticipates consolidated rental acquisitions of $600.0 million and consolidated rental dispositions of $7.4 billion (which includes the sale of the Starwood portfolio and other planned 2016 dispositions discussed above) and expects that acquisitions will have a 0.75% lower cap rate than dispositions for the full year ending December 31, 2016.

These 2016 assumptions are based on current expectations and are forward-looking.

Non-same store operating results increased approximately $4.5 million and consist primarily of properties acquired in calendar years 2014 and 2015 as well as operations from the Company’s completed development properties. This increase primarily resulted from:

▪	Development and newly stabilized development properties in lease-up of $27.8 million;

▪	Operating properties acquired in 2014 and 2015 of $18.1 million;

▪	Operating activities from other miscellaneous operations; and

▪
Was mostly offset by lost NOI from 2014 and 2015 dispositions of $41.8 million as well as a decrease in operating activities from other miscellaneous properties (including three master-leased properties from the Archstone Acquisition) of $2.2 million.

See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues, net of fee and asset management expenses, decreased approximately $0.6 million or 16.0% primarily as a result of lower revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base and lower fees earned on management of the Company's unconsolidated development joint ventures, partially offset by lower expenses.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $1.5 million or 1.9%. This increase is primarily attributable to an increase in payroll-related costs and education/conferences fees.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $7.0 million or 0.9% primarily as a result of additional depreciation expense on properties acquired in 2014 and 2015, development properties placed in service and capital expenditures for all properties owned, partially offset by no depreciation or a partial period of depreciation expense during the year ended December 31, 2015 for properties sold in 2015 and 2014 and properties classified as held for sale at December 31, 2015.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $14.1 million or 27.7% primarily due to an increase in payroll-related costs, including an additional $8.0 million related to the Company's revised executive compensation program. The Company anticipates that general and administrative expenses will approximate $54.0 million to $56.0 million for the year ending December 31, 2016, excluding charges of approximately $1.4 million related to the Company's revised executive compensation program. The above assumption is based on current expectations and is forward-looking.

Interest and other income from continuing operations increased approximately $2.9 million or 65.2% primarily due to the settlement of various litigation/insurance claims during the year ended December 31, 2015. The Company anticipates that interest and other income will approximate $2.5 million to $3.5 million for the year ending December 31, 2016. The above assumption is based on current expectations and is forward-looking.

Other expenses from continuing operations decreased approximately $6.1 million or 67.6% primarily due to litigation settlement costs recorded during the year ended December 31, 2014 that did not reoccur in 2015 as well as a reduction in the reserve for a litigation matter recorded during the year ended December 31, 2015, partially offset by an increase in the expensing of overhead (pursuit cost write-offs) as a result of a more active focus on sourcing new development opportunities.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $13.4 million or 2.9% primarily as a result of the repayment of $300.0 million of 6.584% unsecured notes in April 2015, the repayment of $500.0 million of 5.25% unsecured notes in September 2014, the repayment of the Company's $750.0 million unsecured term loan facility in June 2014, mortgage payoffs and higher capitalized interest, partially offset by interest expense on $750.0 million of unsecured notes that closed in May 2015 and $1.2 billion of unsecured notes that closed in June 2014. During the year ended December 31, 2015, the Company capitalized interest costs of approximately $59.9 million as compared to $52.8 million for the year ended December 31, 2014. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2015 was 4.72% as compared to 4.74% for the year ended December 31, 2014. The Company anticipates that interest expense from continuing operations, excluding debt extinguishment costs/prepayment penalties, will approximate $354.6 million to $370.8 million and capitalized interest will approximate $47.0 million to $53.0 million for the year ending December 31, 2016. The above assumptions are based on current expectations and are forward-looking.

Income and other tax expense from continuing operations decreased approximately $0.5 million or 34.2% primarily due to decreases in estimated taxes related to properties sold and/or operated by the Company's TRS in 2015 vs. 2014. The Company anticipates that income and other tax expense will approximate $1.0 million to $1.5 million for the year ending December 31, 2016. The above assumption is based on current expectations and is forward-looking.

Income from investments in unconsolidated entities increased approximately $23.0 million primarily due to gains on the sale of certain assets owned by the Company's joint ventures with AVB and due to $18.6 million in favorable litigation settlements, neither of which occurred during the year ended December 31, 2014.

Net gain on sales of real estate properties increased approximately $122.4 million or 57.6% as a result of higher gains on the sale of eight consolidated apartment properties during the year ended December 31, 2015 as compared to ten consolidated property sales during the year ended December 31, 2014, all of which did not meet the new criteria for reporting discontinued operations. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels decreased approximately $5.3 million due to the gain on sale of three land parcels during the year ended December 31, 2014 as compared to no land sales during the year ended December 31, 2015.

Discontinued operations, net decreased approximately $1.2 million or 74.9% between the periods under comparison. This decrease is primarily due to the Company's adoption of the new discontinued operations standard effective January 1, 2014. None of the properties sold during the years ended December 31, 2015 and 2014 met the new criteria for reporting discontinued operations and as a result, the amounts included in discontinued operations for the years ended December 31, 2015 and 2014 represent trailing activity for properties sold in 2013 and prior years.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

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

As of January 1, 2015, the Company had approximately $40.1 million of cash and cash equivalents and it had $2.12 billion available under its revolving credit facility (net of $43.8 million which was restricted/dedicated to support letters of credit and net of $333.0 million outstanding). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at December 31, 2015 was approximately $42.3 million and the amount available on its revolving credit facility was $2.07 billion (net of $45.1 million which was restricted/dedicated to support letters of credit and net of $387.5 million outstanding on the commercial paper program).

During the year ended December 31, 2015, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of eight consolidated properties and a 193,230 square foot medical office building, receiving net proceeds of approximately $504.7 million;

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

▪
Received approximately $51.0 million in distributions from the Residual JV as a result of the winddown/sale of remaining assets owned by the Residual JV and litigation settlements received by the Residual JV; and

▪
Issued approximately 1.5 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $63.9 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the year ended December 31, 2015, the above proceeds along with net cash flow from operations and availability on the Company's revolving line of credit and commercial paper program were primarily utilized to:

▪	Acquire four consolidated properties and three contiguous land parcels for approximately $331.3 million;

▪	Invest $653.9 million primarily in development projects;

▪	Repay $368.5 million of mortgage loans;

▪	Repay $300.0 million of 6.584% unsecured notes at maturity; and

▪
Repurchase and retire 254,400 Series K Preferred Shares with a par value of $12.7 million for total cash consideration of approximately $16.3 million, inclusive of premiums and accrued dividends through the redemption date (See Note 3 in the Notes to Consolidated Financial Statements).

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR.  On July 30, 2013, the Board of Trustees approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. EQR has not issued any shares under this program since September 14, 2012.  Through February 19, 2016, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million shares. EQR repurchased approximately $1.8 million (31,240 shares at a price of $56.87 per share) of its Common Shares (all related to the vesting of employees' restricted shares) during the year ended December 31, 2014. No open market repurchases have occurred since 2008. As of February 19, 2016, EQR has remaining authorization to repurchase an additional 12,968,760 of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of December 31, 2015 are as follows:

Debt Summary as of December 31, 2015
(Amounts in thousands)
				Weighted Average Maturities (years)
			Weighted Average Rates (1)

	Amounts (1)	% of Total
Secured	$4,704,870	42.9%	4.23%	6.9
Unsecured	6,263,628	57.1%	4.73%	8.2
Total	$10,968,498	100.0%	4.51%	7.6
Fixed Rate Debt:
Secured – Conventional	$3,997,930	36.5%	4.86%	5.3
Unsecured – Public	5,423,012	49.4%	5.30%	9.2
Fixed Rate Debt	9,420,942	85.9%	5.10%	7.6
Floating Rate Debt:
Secured – Conventional	7,985	0.1%	0.13%	18.1
Secured – Tax Exempt	698,955	6.3%	0.64%	15.5
Unsecured – Public (2)	453,340	4.2%	0.93%	3.5
Unsecured – Revolving Credit Facility	—	—	1.07%	2.3
Unsecured – Commercial Paper Program (3)	387,276	3.5%	0.56%	—
Floating Rate Debt	1,547,556	14.1%	0.75%	8.1
Total	$10,968,498	100.0%	4.51%	7.6

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the year ended December 31, 2015.

(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(3)	As of December 31, 2015, the weighted average maturity on the Company's outstanding commercial paper was 19 days.
Note: The Company capitalized interest of approximately $59.9 million and $52.8 million during the years ended December 31, 2015 and 2014, respectively.
Note: The Company recorded approximately $8.6 million and $2.8 million of net debt discount/deferred derivative settlement amortization as additional interest expense during the years ended December 31, 2015 and 2014, respectively.

Debt Maturity Schedule as of December 31, 2015
(Amounts in thousands)
							Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)

	Fixed Rate (1)	Floating Rate (1)
Year				Total		% of Total
2016	$965,341	$387,472	(2)	$1,352,813	(3)	12.3%	5.33%	4.06%
2017	1,347,390	456		1,347,846	(3)	12.3%	6.16%	6.16%
2018	82,802	97,659		180,461		1.7%	5.59%	3.07%
2019	806,705	474,422		1,281,127		11.7%	5.48%	3.75%
2020	1,678,623	809		1,679,432		15.3%	5.49%	5.49%
2021	1,195,251	856		1,196,107		10.9%	4.63%	4.63%
2022	228,924	905		229,829		2.1%	3.16%	3.17%
2023	1,327,965	956		1,328,921		12.1%	3.74%	3.74%
2024	2,497	1,011		3,508		0.0%	4.97%	5.14%
2025	452,625	1,069		453,694		4.1%	3.38%	3.39%
2026+	1,319,792	641,228		1,961,020		17.9%	4.87%	3.41%
Premium/(Discount)	13,027	(59,287)		(46,260)		(0.4%)	N/A	N/A
Total	$9,420,942	$1,547,556		$10,968,498		100.0%	4.97%	4.35%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of December 31, 2015.

(2)
Represents the principal outstanding on the Company's unsecured commercial paper program. The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions. No amounts remain outstanding under this program as of February 19, 2016.

(3)
Following completion of the debt extinguishment activities in 2016 and repayment of all outstanding commercial paper balances, the Company will have approximately $336.6 million and $605.0 million in debt maturing in 2016 and 2017, respectively. See Note 18 in the Notes to Consolidated Financial Statements for further discussion.

The following table provides a summary of the Company’s unsecured debt as of December 31, 2015:

Unsecured Debt Summary as of December 31, 2015
(Amounts in thousands)
					Unamortized Premium/ (Discount)
	Coupon Rate	Due Date		Face Amount		Net Balance

Fixed Rate Notes:
	5.125%	03/15/16	(5)	$500,000	$(9)	$499,991
	5.375%	08/01/16	(5)	400,000	(108)	399,892
	5.750%	06/15/17	(5)	650,000	(763)	649,237
	7.125%	10/15/17	(5)	150,000	(116)	149,884
	2.375%	07/01/19	(1)	450,000	(315)	449,685
Fair Value Derivative Adjustments			(1)	(450,000)	315	(449,685)
	4.750%	07/15/20		600,000	(2,060)	597,940
	4.625%	12/15/21	(5)	1,000,000	(2,254)	997,746
	3.000%	04/15/23		500,000	(3,226)	496,774
	3.375%	06/01/25		450,000	(2,331)	447,669
	7.570%	08/15/26	(5)	140,000	—	140,000
	4.500%	07/01/44		750,000	(5,009)	744,991
	4.500%	06/01/45		300,000	(1,112)	298,888
				5,440,000	(16,988)	5,423,012
Floating Rate Notes:
		07/01/19	(1)	450,000	(315)	449,685
Fair Value Derivative Adjustments		07/01/19	(1)	3,655	—	3,655
				453,655	(315)	453,340
Line of Credit and Commercial Paper:
Revolving Credit Facility	LIBOR+0.95%	04/01/18	(2)(3)	—	—	—
Commercial Paper Program	(4)	(4)	(2)	387,472	(196)	387,276
				387,472	(196)	387,276

Total Unsecured Debt				$6,281,127	$(17,499)	$6,263,628

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)	Facility/program is private. All other unsecured debt is public.

(3)
Represents the Company's $2.5 billion unsecured revolving credit facility maturing April 1, 2018. The interest rate on advances under the credit facility will generally be LIBOR plus a spread (currently 0.95%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of December 31, 2015, there was approximately $2.07 billion available on this facility (net of $45.1 million which was restricted/dedicated to support letters of credit and net of $387.5 million outstanding on the commercial paper program). As of February 19, 2016, there was approximately $2.44 billion available on this facility (net of $64.5 million which was restricted/dedicated to support letters of credit).

(4)
Represents the Company's unsecured commercial paper program. The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions. The notes bear interest at various floating rates with a weighted average of 0.56% for the year ended December 31, 2015 and a weighted average maturity of 19 days as of December 31, 2015. No amounts remain outstanding under this program as of February 19, 2016.

(5)	All or a portion of these notes were repaid in conjunction with the debt extinguishment activities in 2016. See Note 18 in the Notes to Consolidated Financial Statements for further discussion.

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

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2015 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of December 31, 2015
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,704,870	42.9%
Unsecured Debt			6,263,628	57.1%
Total Debt			10,968,498	100.0%	26.2%
Common Shares (includes Restricted Shares)	364,755,444	96.2%
Units (includes OP Units and Restricted Units)	14,427,164	3.8%
Total Shares and Units	379,182,608	100.0%
Common Share Price at December 31, 2015	$81.59
			30,937,509	99.9%
Perpetual Preferred Equity (see below)			37,280	0.1%
Total Equity			30,974,789	100.0%	73.8%
Total Market Capitalization			$41,943,287		100.0%

Equity Residential
Perpetual Preferred Equity as of December 31, 2015
(Amounts in thousands except for share and per share amounts)

				Annual Dividend Per Share	Annual Dividend Amount
	Redemption Date	Outstanding Shares	Liquidation Value
Series
Preferred Shares:
8.29% Series K (1) (2)	12/10/26	745,600	$37,280	$4.145	$3,091
Total Perpetual Preferred Equity		745,600	$37,280		$3,091

(1)
Effective January 26, 2015, the Company repurchased and retired 196,400 Series K Preferred Shares with a par value of $9.82 million for total cash consideration of approximately $12.7 million. As a result of this partial redemption, the Company incurred a cash charge of approximately $2.8 million which was recorded as a premium on the redemption of Preferred Shares.

(2)
Effective November 12, 2015, the Company repurchased and retired 58,000 Series K Preferred Shares with a par value of $2.9 million for total cash consideration of approximately $3.6 million. As a result of this partial redemption, the Company incurred a cash charge of approximately $0.7 million which was recorded as a premium on the redemption of Preferred Shares.

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2015 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of December 31, 2015
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,704,870	42.9%
Unsecured Debt		6,263,628	57.1%
Total Debt		10,968,498	100.0%	26.2%
Total outstanding Units	379,182,608
Common Share Price at December 31, 2015	$81.59
		30,937,509	99.9%
Perpetual Preference Units (see below)		37,280	0.1%
Total Equity		30,974,789	100.0%	73.8%
Total Market Capitalization		$41,943,287		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of December 31, 2015
(Amounts in thousands except for unit and per unit amounts)

				Annual Dividend Per Unit	Annual Dividend Amount
	Redemption Date	Outstanding Units	Liquidation Value
Series
Preference Units:
8.29% Series K (1) (2)	12/10/26	745,600	$37,280	$4.145	$3,091
Total Perpetual Preference Units		745,600	$37,280		$3,091

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

(2)
Effective November 12, 2015, the Operating Partnership repurchased and retired 58,000 Series K Preference Units with a par value of $2.9 million for total cash consideration of approximately $3.6 million, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares. As a result of this partial redemption, the Operating Partnership incurred a cash charge of approximately $0.7 million which was recorded as a premium on the redemption of Preference Units.

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

The Company has a flexible dividend policy which it believes will generate payouts closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. Beginning in 2014, the Company began paying its annual dividend based on 65% of the midpoint of the range of Normalized FFO guidance customarily provided as part of the Company's fourth quarter earnings release. The Company's 2015 annual dividend payout was $2.21 per share/unit and the Company paid four quarterly dividends of $0.5525 per share/unit in 2015. The Company expects the 2016 annual regular dividend payout will be $2.015 per share/unit and the Company intends to pay four quarterly dividends of $0.50375 per share/unit in 2016. Due to the continued execution of its disposition strategy, the Company's anticipated 2016 regular annual dividend will decrease by approximately 8.8% as compared to 2015. In addition to the regular quarterly dividends, the Company anticipates paying two special dividends to its shareholders and holders of OP Units of between $10.00 and $12.00 per share/unit in the aggregate. On February 22, 2016, the Board of Trustees declared a special dividend of $8.00 per share/unit to be paid on March 10, 2016 to shareholders/unitholders of record as of March 3, 2016. The Company expects to pay an additional special dividend of approximately $2.00 to $4.00 per share/unit later in 2016 from the proceeds of additional asset sales. All future dividends remain subject to the discretion of the Board of Trustees. The above assumptions are based on current expectations and are forward-looking.

While our current dividend policy makes it less likely that we will over distribute, it will also lead to a dividend reduction more quickly should operating results deteriorate or large portfolio sales occur. However, whether due to changes in the dividend policy or otherwise, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company's financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company believes that its expected 2016 operating cash flow will be sufficient to cover capital expenditures and regular dividends/distributions, while net sales proceeds will cover the anticipated special dividends.

The Company also expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes, line of credit and commercial paper program. Of the $28.5 billion in investment in real estate on the Company’s balance sheet at December 31, 2015 (inclusive of $3.4 billion of real estate held for sale), $20.8 billion (inclusive of real estate held for sale) or 72.9% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

ERPOP's long-term senior debt ratings and short-term commercial paper ratings as well as EQR's long-term preferred equity ratings as of February 19, 2016 are as follows:

	Standard & Poor's	Moody's	Fitch
ERPOP's long-term senior debt rating	A-	Baa1 (1)	A-
ERPOP's short-term commercial paper rating	A-2	P-2	F-2
EQR's long-term preferred equity rating	BBB	Baa2 (2)	BBB

(1)	Moody's rated ERPOP's long-term senior debt with a positive outlook.

(2)	Moody's rated EQR's long-term preferred equity with a positive outlook.

The long-term credit ratings listed above reflect the one-level upgrades by Standard & Poor's ("S&P") and Fitch effective April 30, 2015 and April 28, 2015, respectively. As a result of the S&P upgrade, the interest rate spread on advances under the Company's revolving credit facility was lowered from 1.05% to 0.95% effective April 30, 2015. The long-term credit ratings listed above were reaffirmed following the Company's announcement of the Starwood Transaction and other planned 2016 dispositions. EQR does not have short-term credit ratings.

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

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. As of February 19, 2016, no amounts were outstanding under this program.

As of February 19, 2016, no amounts were outstanding and the amount available on the revolving credit facility was $2.44 billion (net of $64.5 million which was restricted/dedicated to support letters of credit). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

See Note 18 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to December 31, 2015.

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

For the year ended December 31, 2015, our actual improvements to real estate totaled approximately $182.1 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Year Ended December 31, 2015

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements (3)	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (4)	96,286	$98,120	$1,019	$75,294	$782	$173,414	$1,801
Non-Same Store Properties (5)	6,946	1,870	335	6,293	1,127	8,163	1,462
Other (6)	—	302		234		536
Total	103,232	$100,292		$81,821		$182,113

(1)
Total Apartment Units – Excludes 1,281 unconsolidated apartment units and 5,139 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company's results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $60.6 million spent in 2015 on apartment unit renovations/rehabs (primarily kitchens and baths) on 6,499 same store apartment units (equating to about $9,300 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)
Building Improvements – Includes roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2014, less properties subsequently sold.

(5)
Non-Same Store Properties – Primarily includes all properties acquired during 2014 and 2015, plus any properties in lease-up and not stabilized as of January 1, 2014. Per apartment unit amounts are based on a weighted average of 5,582 apartment units.

(6)	Other – Primarily includes expenditures for properties sold and properties under development.

For the year ended December 31, 2014, our actual improvements to real estate totaled approximately $186.0 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Year Ended December 31, 2014

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements (3)	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (4)	97,911	$85,045	$869	$93,988	$960	$179,033	$1,829
Non-Same Store Properties (5)	5,000	236	60	5,513	1,410	5,749	1,470
Other (6)	—	920		255		1,175
Total	102,911	$86,201		$99,756		$185,957

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

(5)
Non-Same Store Properties – Primarily includes all properties acquired during 2013 and 2014, plus any properties in lease-up and not stabilized as of January 1, 2013, but excludes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company. Per apartment unit amounts are based on a weighted average of 3,911 apartment units.

(6)	Other – Primarily includes expenditures for properties sold.

Based on the approximately 70,000 apartment units expected to be included in same store properties by December 31, 2016, the Company estimates that it will spend approximately $2,200 per apartment unit of capital expenditures, inclusive of apartment unit renovation/rehab costs, or $1,600 per apartment unit excluding apartment unit renovation/rehab costs during 2016. In 2016, the Company expects to spend approximately $40.0 million for all unit renovation/rehab costs (primarily on same store properties) at a weighted average cost of $10,000 per apartment unit rehabbed. These anticipated amounts represent an increase in the cost per unit over 2015, but a decline in the absolute dollar amounts, which is primarily driven by the Company's more valuable urban apartment footprint. We will continue to create value from our properties by doing those rehabs that meet our investment parameters. The above assumptions are based on current expectations and are forward-looking.

During the year ended December 31, 2015, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $4.0 million. The Company expects to fund approximately $4.1 million in total non-real estate capital additions in 2016. The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2015.

Other

Total distributions paid in January 2016 amounted to $209.4 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2015.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has various unconsolidated interests in certain joint ventures. The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its consolidated operating and/or other activities.

Operating Properties

The Company has a 75% equity interest in the Wisconsin Place joint venture. The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities. The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components. The joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility. At December 31, 2015, the basis of this investment was $49.4 million. The Company does not have substantive kick-out or participating rights in the entity. As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in the Waterton Tenside joint venture which owns a 336 unit apartment property located in Atlanta, Georgia and had a basis of $3.9 million at December 31, 2015. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $29.4 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures. The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and had a basis of $5.1 million at December 31, 2015. The Domain joint venture owns a 444 unit apartment property located in San Jose, California and had a basis of $10.0 million at December 31, 2015. Nexus Sawgrass and Domain were completed and stabilized during the quarters ended September 30, 2014 and March 31, 2015, respectively. Construction on both projects was predominantly funded with long-term, non-recourse secured loans from the partner. The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021. The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the projects and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. As a result, the entities are unconsolidated and recorded using the equity method of accounting. The Company currently has no further funding obligations related to these projects. The Company's strategy with respect to these ventures was to reduce its financial risk related to the development of the properties.

Other

On February 27, 2013, in connection with the Archstone Acquisition, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owned certain non-core Archstone assets and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by AVB. The Company's initial investment was $147.6 million and the Company's basis at December 31, 2015 was a net obligation of $0.3 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

During the years ended December 31, 2015, 2014 and 2013, the Company received approximately $51.0 million, $83.5 million and $18.9 million, respectively, in distributions from the Residual JV as a result of the winddown/sale of assets owned by the Residual JV and litigation settlements received by the Residual JV. The Company's pro rata share of the proceeds/distributions that have been repatriated to the Residual JV and received by the Company as a result of the German dispositions and winddown activity was approximately $3.5 million, $79.6 million and $18.9 million during the years ended December 31, 2015, 2014 and 2013, respectively. The Company's pro rata share of the proceeds related to the sale of other real estate assets owned by the Residual JV was approximately $30.7 million and $3.9 million, respectively, during the years ended December 31, 2015 and 2014. The Company’s pro rata share of the litigation settlements received by the Residual JV was approximately $16.8 million during the year ended December 31, 2015. As of December 31, 2015, the Residual JV has sold all of the real estate assets that were acquired as part of the Archstone Acquisition, including all of the German assets.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the year ended December 31, 2015, the Legacy JV distributed $27.9 million to its preferred interests holders for accrued and unpaid dividends, of which the Company's pro rata share was approximately $16.7 million. At December 31, 2015, the remaining preferred interests had an aggregate liquidation value of $42.2 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

As of December 31, 2015, the Company has 10 wholly owned projects totaling 3,989 apartment units in various stages of development with estimated completion dates ranging through September 30, 2017, as well as other completed development projects that are in various stages of lease up or are stabilized. See also Note 16 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company's development projects.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2015:

Payments Due by Year (in thousands)
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Debt:
Principal (a) (e)	$1,352,813	$1,347,846	$180,461	$1,281,127	$1,679,432	$5,126,819	$10,968,498
Interest (b) (e)	450,115	402,278	332,680	283,556	222,463	1,601,388	3,292,480
Operating Leases:
Minimum Rent Payments (c)	15,723	15,721	15,712	15,567	15,158	839,521	917,402
Other Long-Term Liabilities:
Deferred Compensation (d)	1,387	1,724	1,724	1,130	1,080	4,797	11,842
Total	$1,820,038	$1,767,569	$530,577	$1,581,380	$1,918,133	$7,572,525	$15,190,222

(a)	Amounts include aggregate principal payments only.

(b)
Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2015 and inclusive of capitalized interest. For floating rate debt, the current rate in effect for the most recent payment through December 31, 2015 is assumed to be in effect through the respective maturity date of each instrument.

(c)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for 12 properties.

(d)	Estimated payments to the Company's Chairman, Vice Chairman and one former CEO based on actual and planned retirement dates.

(e)
In connection with the Starwood Transaction and the anticipation of other planned 2016 dispositions, the Company has retired approximately $1.7 billion in secured and unsecured debt prior to scheduled maturity in early 2016 and expects to retire an additional $271.2 million at par at maturity in March 2016. See Note 18 in the Notes to Consolidated Financial Statements for further discussion.

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

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements. These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2015 and are consistent with the year ended December 31, 2014.

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

During the years ended December 31, 2015, 2014 and 2013, the Company capitalized $22.3 million, $22.4 million and $16.5 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

For the year ended December 31, 2015, Funds From Operations (“FFO”) available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $132.9 million, or 11.2%, and increased $121.4 million, or 10.1%, respectively, as compared to the year ended December 31, 2014. For the year ended December 31, 2014, FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units increased $318.5 million, or 36.5%, and increased $139.4 million, or 13.2%, respectively, as compared to the year ended December 31, 2013.

The following is the Company's and the Operating Partnership's reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for each of the five years ended December 31, 2015:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013	2012	2011
Net income	$908,018	$658,683	$1,905,353	$881,204	$935,197
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,657)	(2,544)	538	(844)	(832)
Preferred/preference distributions	(3,357)	(4,145)	(4,145)	(10,355)	(13,865)
Premium on redemption of Preferred Shares/Preference Units	(3,486)	—	—	(5,152)	—
Net income available to Common Shares and Units / Units	897,518	651,994	1,901,746	864,853	920,500
Adjustments:
Depreciation	765,895	758,861	978,973	560,669	506,175
Depreciation – Non-real estate additions	(4,981)	(4,643)	(4,806)	(5,346)	(5,519)
Depreciation – Partially Owned Properties	(4,332)	(4,285)	(6,499)	(3,193)	(3,062)
Depreciation – Unconsolidated Properties	4,920	6,754	3,661	—	—
Net (gain) on sales of unconsolidated entities – operating assets	(100)	(4,902)	(7)	—	—
Net (gain) on sales of real estate properties	(335,134)	(212,685)	—	—	—
Discontinued operations:
Depreciation	—	—	34,380	124,323	157,353
Net (gain) on sales of discontinued operations	—	(179)	(2,036,505)	(548,278)	(826,489)
Net incremental gain (loss) on sales of condominium units	—	—	8	(11)	1,993
Gain on sale of Equity Corporate Housing (ECH)	—	—	1,470	200	1,202
FFO available to Common Shares and Units / Units (1) (3) (4)	1,323,786	1,190,915	872,421	993,217	752,153
Adjustments:
Asset impairment and valuation allowances	—	—	—	—	—
Property acquisition costs and write-off of pursuit costs	(11,706)	8,248	79,365	21,649	14,557
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/
preference unit redemptions and non-cash convertible debt discounts	5,704	(1,110)	121,730	16,293	12,300
(Gains) losses on sales of non-operating assets, net of income and other tax expense
(benefit)	(2,883)	(1,866)	(17,908)	(255)	(6,976)
Other miscellaneous non-comparable items	2,901	259	1,465	(147,635)	(12,369)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,317,802	$1,196,446	$1,057,073	$883,269	$759,665

FFO (1) (3)	$1,330,629	$1,195,060	$876,566	$1,008,724	$766,018
Preferred/preference distributions	(3,357)	(4,145)	(4,145)	(10,355)	(13,865)
Premium on redemption of Preferred Shares/Preference Units	(3,486)	—	—	(5,152)	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$1,323,786	$1,190,915	$872,421	$993,217	$752,153

Normalized FFO (2) (3)	$1,321,159	$1,200,591	$1,061,218	$893,624	$773,530
Preferred/preference distributions	(3,357)	(4,145)	(4,145)	(10,355)	(13,865)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,317,802	$1,196,446	$1,057,073	$883,269	$759,665

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Market risks relating to the Company’s financial instruments result primarily from changes in short-term LIBOR interest rates and changes in the Securities Industry and Financial Markets Association ("SIFMA") index for tax-exempt debt. The Company also has foreign exchange exposure related to undistributed cash remaining after the sale of its interests in German residential real estate that were acquired as part of the Archstone Transaction but the Company estimates this exposure is now less than $5.0 million.

The Company’s exposure to market risk for changes in interest rates relates to the unsecured revolving credit facility and commercial paper program, the floating rate tax-exempt debt and the fair value hedges that convert fixed rate debt to floating rate debt as well as exposure on the refinancing of its debt. The Company typically incurs fixed rate debt obligations to finance acquisitions while it typically incurs floating rate debt obligations to finance working capital needs and as a temporary measure in advance of securing long-term fixed rate financing. The Company continuously evaluates its level of floating rate debt with respect to total debt and other factors, including its assessment of the current and future economic environment. To the extent the Company carries substantial cash balances, this will tend to partially counterbalance any increase or decrease in interest rates.

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

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.6 billion and $6.5 billion, respectively, at December 31, 2015.

At December 31, 2015, the Company had total outstanding floating rate debt of approximately $1.5 billion, or 14.1% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 8 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $1.2 million. If market rates of interest on all of the floating rate debt permanently decreased by 8 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $1.2 million.

At December 31, 2015, the Company had total outstanding fixed rate debt of approximately $9.4 billion, or 85.9% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 51 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $8.6 billion. If market rates of interest permanently decreased by 51 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $10.5 billion.

At December 31, 2015, the Company’s derivative instruments had a net asset fair value of approximately $3.0 million. If market rates of interest permanently increased by 17 basis points (a 10% increase from the Company’s existing weighted average interest rates), the net asset fair value of the Company’s derivative instruments would be approximately $1.8 million. If market rates of interest permanently decreased by 17 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the net asset fair value of the Company’s derivative instruments would be approximately $4.2 million.

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

    None.

Item 9A. Controls and Procedures

Equity Residential

(a)  Evaluation of Disclosure Controls and Procedures:
Effective as of December 31, 2015, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2015. Our internal control over financial reporting has been audited as of December 31, 2015 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)   Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)  Evaluation of Disclosure Controls and Procedures:
Effective as of December 31, 2015, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership's management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

(b)  Management’s Report on Internal Control over Financial Reporting:
ERP Operating Limited Partnership's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of EQR, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on the Operating Partnership's evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2015. Our internal control over financial reporting has been audited as of December 31, 2015 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)   Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership's evaluation referred to above that occurred during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accounting Fees and Services.

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, Equity Residential's Proxy Statement, which the Company intends to file no later than 120 days after the end of its fiscal year ended December 31, 2015, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 96.2% owner of ERP Operating Limited Partnership.

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

EQUITY RESIDENTIAL

By:	/s/ David J. Neithercut
David J. Neithercut President and Chief Executive Officer (Principal Executive Officer)
Date:	February 25, 2016

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

By:	/s/ David J. Neithercut
David J. Neithercut President and Chief Executive Officer (Principal Executive Officer)
Date:	February 25, 2016

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY

KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints David J. Neithercut, Mark J. Parrell and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2015, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ David J. Neithercut	President, Chief Executive Officer and Trustee	February 25, 2016
David J. Neithercut	(Principal Executive Officer)

/s/ Mark J. Parrell	Executive Vice President and Chief Financial Officer	February 25, 2016
Mark J. Parrell	(Principal Financial Officer)

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 25, 2016
Ian S. Kaufman	(Principal Accounting Officer)

/s/ John W. Alexander	Trustee	February 25, 2016
John W. Alexander

/s/ Charles L. Atwood	Trustee	February 25, 2016
Charles L. Atwood

/s/ Linda Walker Bynoe	Trustee	February 25, 2016
Linda Walker Bynoe

/s/ Connie K. Duckworth	Trustee	February 25, 2016
Connie K. Duckworth

/s/ Mary Kay Haben	Trustee	February 25, 2016
Mary Kay Haben

/s/ Bradley A. Keywell	Trustee	February 25, 2016
Bradley A. Keywell

/s/ John E. Neal	Trustee	February 25, 2016
John E. Neal

/s/ Mark S. Shapiro	Trustee	February 25, 2016
Mark S. Shapiro

/s/ Stephen E. Sterrett	Trustee	February 25, 2016
Stephen E. Sterrett

/s/ B. Joseph White	Trustee	February 25, 2016
B. Joseph White

/s/ Gerald A. Spector	Vice Chairman of the Board of Trustees	February 25, 2016
Gerald A. Spector

/s/ Samuel Zell	Chairman of the Board of Trustees	February 25, 2016
Samuel Zell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

PAGE
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm (Equity Residential)	F-2

Report of Independent Registered Public Accounting Firm (ERP Operating Limited Partnership)	F-3

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Equity Residential)	F-4

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (ERP Operating Limited Partnership)	F-5

Financial Statements of Equity Residential:

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-6

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	F-7 to F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-9 to F-12

Consolidated Statements of Changes in Equity for the years ended December 31, 2015, 2014 and 2013	F-13 to F-14

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of December 31, 2015 and 2014	F-15

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2015, 2014 and 2013	F-16 to F-17

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013	F-18 to F-21

Consolidated Statements of Changes in Capital for the years ended December 31, 2015, 2014 and 2013	F-22 to F-23

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	F-24 to F-66

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation of Equity Residential and ERP Operating Limited Partnership	S-1 to S-14
All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders
Equity Residential

We have audited the accompanying consolidated balance sheets of Equity Residential (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential at December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Company changed its method for reporting discontinued operations as a result of the adoption of Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Residential’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
ERP Operating Limited Partnership

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the “Operating Partnership”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 11 to the consolidated financial statements, the Operating Partnership changed its method for reporting discontinued operations as a result of the adoption of Accounting Standards Update No. 2014-08, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity," effective January 1, 2014.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ERP Operating Limited Partnership's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Trustees and Shareholders
Equity Residential

We have audited Equity Residential’s (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). Equity Residential’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Equity Residential maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity Residential as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Partners
ERP Operating Limited Partnership

We have audited ERP Operating Limited Partnership's (the “Operating Partnership”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). ERP Operating Limited Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit.

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

In our opinion, ERP Operating Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERP Operating Limited Partnership as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2015 and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 25, 2016

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Investment in real estate
Land	$5,864,046	$6,295,404
Depreciable property	18,027,087	19,851,504
Projects under development	1,122,376	1,343,919
Land held for development	168,843	184,556
Investment in real estate	25,182,352	27,675,383
Accumulated depreciation	(4,905,406)	(5,432,805)
Investment in real estate, net	20,276,946	22,242,578
Real estate held for sale	2,181,135	—
Cash and cash equivalents	42,276	40,080
Investments in unconsolidated entities	68,101	105,434
Deposits – restricted	55,893	72,303
Escrow deposits – mortgage	56,946	48,085
Deferred financing costs, net	54,004	58,380
Other assets	422,027	383,754
Total assets	$23,157,328	$22,950,614

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable	$4,704,870	$5,086,515
Notes, net	5,876,352	5,425,346
Line of credit and commercial paper	387,276	333,000
Accounts payable and accrued expenses	187,124	153,590
Accrued interest payable	85,221	89,540
Other liabilities	366,387	389,915
Security deposits	77,582	75,633
Distributions payable	209,378	188,566
Total liabilities	11,894,190	11,742,105

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	566,783	500,733
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value;
100,000,000 shares authorized; 745,600 shares issued and outstanding as of December 31, 2015 and 1,000,000 shares issued and outstanding as of December 31, 2014	37,280	50,000
Common Shares of beneficial interest, $0.01 par value;
1,000,000,000 shares authorized; 364,755,444 shares issued and outstanding as of December 31, 2015 and 362,855,454 shares issued and outstanding as of December 31, 2014	3,648	3,629
Paid in capital	8,572,365	8,536,340
Retained earnings	2,009,091	1,950,639
Accumulated other comprehensive (loss)	(152,016)	(172,152)
Total shareholders’ equity	10,470,368	10,368,456
Noncontrolling Interests:
Operating Partnership	221,379	214,411
Partially Owned Properties	4,608	124,909
Total Noncontrolling Interests	225,987	339,320
Total equity	10,696,355	10,707,776
Total liabilities and equity	$23,157,328	$22,950,614

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per share data)

	Year Ended December 31,
	2015	2014	2013
REVENUES
Rental income	$2,736,578	$2,605,311	$2,378,004
Fee and asset management	8,387	9,437	9,698
Total revenues	2,744,965	2,614,748	2,387,702

EXPENSES
Property and maintenance	479,160	473,098	449,427
Real estate taxes and insurance	339,802	325,401	293,999
Property management	81,185	79,636	84,342
Fee and asset management	5,021	5,429	6,460
Depreciation	765,895	758,861	978,973
General and administrative	65,082	50,948	62,179
Total expenses	1,736,145	1,693,373	1,875,380

Operating income	1,008,820	921,375	512,322

Interest and other income	7,372	4,462	5,283
Other expenses	(2,942)	(9,073)	(29,630)
Interest:
Expense incurred, net	(444,069)	(457,191)	(586,854)
Amortization of deferred financing costs	(10,801)	(11,088)	(22,197)
Income (loss) before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	558,380	448,485	(121,076)
Income and other tax (expense) benefit	(917)	(1,394)	(1,169)
Income (loss) from investments in unconsolidated entities	15,025	(7,952)	(58,156)
Net gain on sales of real estate properties	335,134	212,685	—
Net (loss) gain on sales of land parcels	(1)	5,277	12,227
Income (loss) from continuing operations	907,621	657,101	(168,174)
Discontinued operations, net	397	1,582	2,073,527
Net income	908,018	658,683	1,905,353
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(34,241)	(24,831)	(75,278)
Partially Owned Properties	(3,657)	(2,544)	538
Net income attributable to controlling interests	870,120	631,308	1,830,613
Preferred distributions	(3,357)	(4,145)	(4,145)
Premium on redemption of Preferred Shares	(3,486)	—	—
Net income available to Common Shares	$863,277	$627,163	$1,826,468

Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$2.37	$1.73	$(0.47)
Net income available to Common Shares	$2.37	$1.74	$5.16
Weighted average Common Shares outstanding	363,498	361,181	354,305

Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$2.36	$1.72	$(0.47)
Net income available to Common Shares	$2.36	$1.73	$5.16
Weighted average Common Shares outstanding	380,620	377,735	354,305

Distributions declared per Common Share outstanding	$2.21	$2.00	$1.85

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per share data)

	Year Ended December 31,
	2015	2014	2013
Comprehensive income:
Net income	$908,018	$658,683	$1,905,353
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	2,219	(33,306)	18,771
Losses reclassified into earnings from other comprehensive income	18,244	16,868	20,141
Other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	—	—	583
(Gains) realized during the year	—	—	(2,122)
Other comprehensive (loss) income – foreign currency:
Currency translation adjustments arising during the year	(327)	(552)	613
Other comprehensive income (loss)	20,136	(16,990)	37,986
Comprehensive income	928,154	641,693	1,943,339
Comprehensive (income) attributable to Noncontrolling Interests	(38,668)	(26,728)	(76,204)
Comprehensive income attributable to controlling interests	$889,486	$614,965	$1,867,135

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$908,018	$658,683	$1,905,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	765,895	758,861	1,013,353
Amortization of deferred financing costs	10,801	11,088	22,425
Amortization of above/below market leases	3,382	3,222	898
Amortization of discounts and premiums on debt	(9,492)	(13,520)	(156,439)
Amortization of deferred settlements on derivative instruments	18,075	16,334	19,607
Write-off of pursuit costs	3,208	3,607	5,184
(Income) loss from investments in unconsolidated entities	(15,025)	7,952	58,156
Distributions from unconsolidated entities – return on capital	4,741	5,570	2,481
Net (gain) on sales of investment securities and other investments	(526)	(57)	(4,203)
Net (gain) on sales of real estate properties	(335,134)	(212,685)	—
Net loss (gain) on sales of land parcels	1	(5,277)	(12,227)
Net (gain) on sales of discontinued operations	—	(179)	(2,036,505)
Realized/unrealized loss (gain) on derivative instruments	3,055	(60)	70
Compensation paid with Company Common Shares	34,607	27,543	35,474
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(1,794)	(1,740)	3,684
Decrease in mortgage deposits	258	1,452	1,813
(Increase) decrease in other assets	(41,803)	21,773	3,742
(Decrease) increase in accounts payable and accrued expenses	(1,667)	17,797	6,229
(Decrease) increase in accrued interest payable	(4,319)	11,231	(9,219)
Increase in other liabilities	12,269	8,437	15,401
Increase (decrease) in security deposits	1,949	4,041	(6,361)
Net cash provided by operating activities	1,356,499	1,324,073	868,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	—	—	(4,000,875)
Investment in real estate – acquisitions	(331,336)	(469,989)	(108,308)
Investment in real estate – development/other	(653,897)	(530,387)	(377,442)
Capital expenditures to real estate	(182,113)	(185,957)	(135,816)
Non-real estate capital additions	(3,991)	(5,286)	(4,134)
Interest capitalized for real estate and unconsolidated entities under development	(59,885)	(52,782)	(47,321)
Proceeds from disposition of real estate, net	504,748	522,647	4,551,454
Investments in unconsolidated entities	(23,019)	(15,768)	(66,471)
Distributions from unconsolidated entities – return of capital	51,144	103,793	25,471
Proceeds from sale of investment securities and other investments	2,535	57	4,878
Decrease in deposits on real estate acquisitions and investments, net	17,874	33,004	143,694
(Increase) decrease in mortgage deposits	(531)	798	7,893
Consolidation of previously unconsolidated properties	—	(44,796)	—
Net cash (used for) investing activities	(678,471)	(644,666)	(6,977)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,425)	$(10,982)	$(16,526)
Mortgage deposits	(8,588)	(7,699)	(5,631)
Mortgage notes payable:
Proceeds	—	—	902,886
Lump sum payoffs	(359,244)	(88,788)	(2,532,682)
Scheduled principal repayments	(9,275)	(11,869)	(12,658)
Notes, net:
Proceeds	746,391	1,194,277	1,245,550
Lump sum payoffs	(300,000)	(1,250,000)	(400,000)
Line of credit and commercial paper:
Line of credit proceeds	3,770,000	7,167,000	9,832,000
Line of credit repayments	(4,103,000)	(6,949,000)	(9,717,000)
Commercial paper proceeds	3,931,227	—	—
Commercial paper repayments	(3,545,028)	—	—
(Payments on) settlement of derivative instruments	(13,938)	(758)	(44,063)
Proceeds from Employee Share Purchase Plan (ESPP)	4,404	3,392	3,401
Proceeds from exercise of options	59,508	82,573	17,252
Common Shares repurchased and retired	—	(1,777)	—
Redemption of Preferred Shares	(12,720)	—	—
Premium on redemption of Preferred Shares	(3,486)	—	—
Payment of offering costs	(79)	(41)	(1,047)
Other financing activities, net	(49)	(49)	(48)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(5,501)	—
Contributions – Noncontrolling Interests – Partially Owned Properties	—	5,684	27,660
Contributions – Noncontrolling Interests – Operating Partnership	3	3	5
Distributions:
Common Shares	(784,748)	(776,659)	(681,610)
Preferred Shares	(3,357)	(4,145)	(4,145)
Noncontrolling Interests – Operating Partnership	(30,869)	(30,744)	(27,897)
Noncontrolling Interests – Partially Owned Properties	(6,559)	(7,778)	(6,442)
Net cash (used for) financing activities	(675,832)	(692,861)	(1,420,995)
Net increase (decrease) in cash and cash equivalents	2,196	(13,454)	(559,056)
Cash and cash equivalents, beginning of year	40,080	53,534	612,590
Cash and cash equivalents, end of year	$42,276	$40,080	$53,534

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$436,748	$443,125	$722,963
Net cash paid for income and other taxes	$1,264	$1,517	$1,152
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$28,910	$—
Amortization of deferred financing costs:
Investment in real estate, net	$—	$—	$(152)
Deferred financing costs, net	$10,801	$11,088	$22,577
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(13,126)	$(15,904)	$(158,625)
Notes, net	$2,557	$2,384	$2,186
Line of credit and commercial paper	$1,077	$—	$—
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(169)	$(534)	$(534)
Accumulated other comprehensive income	$18,244	$16,868	$20,141
Write-off of pursuit costs:
Investment in real estate, net	$2,804	$2,541	$4,956
Deposits – restricted	$330	$—	$25
Other assets	$74	$1,066	$203
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(17,340)	$4,610	$53,066
Other liabilities	$2,315	$3,342	$5,090
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$4,606	$5,360	$2,448
Other liabilities	$135	$210	$33
Realized/unrealized loss (gain) on derivative instruments:
Other assets	$(3,573)	$10,160	$(17,139)
Notes, net	$2,058	$1,597	$(1,523)
Other liabilities	$2,351	$21,489	$(39)
Accumulated other comprehensive income	$2,219	$(33,306)	$18,771
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$—	$39,929	$(8,687,355)
Investments in unconsolidated entities	$—	$(33,993)	$(225,568)
Deposits – restricted	$—	$—	$(528)
Escrow deposits – mortgage	$—	$—	$(37,582)
Deferred financing costs, net	$—	$—	$(25,780)
Other assets	$—	$(2,586)	$(215,622)
Mortgage notes payable	$—	$—	$3,076,876
Accounts payable and accrued expenses	$—	$(146)	$16,984
Accrued interest payable	$—	$—	$11,305
Other liabilities	$—	$(3,204)	$117,299
Security deposits	$—	$—	$10,965
Issuance of Common Shares	$—	$—	$1,929,868
Noncontrolling Interests – Partially Owned Properties	$—	$—	$28,263
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(59,885)	$(52,717)	$(45,533)
Investments in unconsolidated entities	$—	$(65)	$(1,788)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(1,404)	$(6,318)	$(13,656)
Other liabilities	$(21,615)	$(9,450)	$(52,815)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
SUPPLEMENTAL INFORMATION (continued):
Consolidation of previously unconsolidated properties:
Investment in real estate, net	$—	$(64,319)	$—
Investments in unconsolidated entities	$—	$(847)	$—
Accounts payable and accrued expenses	$—	$1,987	$—
Other liabilities	$—	$18,383	$—
(Payments on) settlement of derivative instruments:
Other assets	$1,848	$6,623	$(50)
Other liabilities	$(15,786)	$(7,381)	$(44,013)
Other:
Foreign currency translation adjustments	$327	$552	$(613)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Year Ended December 31,
SHAREHOLDERS’ EQUITY	2015	2014	2013

PREFERRED SHARES
Balance, beginning of year	$50,000	$50,000	$50,000
Partial redemption of 8.29% Series K Cumulative Redeemable	(12,720)	—	—
Balance, end of year	$37,280	$50,000	$50,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,629	$3,605	$3,251
Conversion of OP Units into Common Shares	2	1	1
Issuance of Common Shares	—	—	345
Exercise of share options	14	21	5
Employee Share Purchase Plan (ESPP)	1	—	1
Share-based employee compensation expense:
Restricted shares	2	2	2
Balance, end of year	$3,648	$3,629	$3,605

PAID IN CAPITAL
Balance, beginning of year	$8,536,340	$8,561,500	$6,542,355
Common Share Issuance:
Conversion of OP Units into Common Shares	4,964	2,364	1,698
Issuance of Common Shares	—	—	1,929,523
Exercise of share options	59,494	82,552	17,247
Employee Share Purchase Plan (ESPP)	4,403	3,392	3,400
Conversion of restricted shares to restricted units	(70)	—	—
Share-based employee compensation expense:
Restricted shares	15,064	9,902	13,262
Share options	3,756	7,349	10,514
ESPP discount	884	859	632
Common Shares repurchased and retired	—	(1,777)	—
Offering costs	(79)	(41)	(1,047)
Supplemental Executive Retirement Plan (SERP)	1,380	7,374	(422)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(2,308)	—
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(64,378)	(139,818)	79,667
Adjustment for Noncontrolling Interests ownership in Operating Partnership	10,607	4,992	(35,329)
Balance, end of year	$8,572,365	$8,536,340	$8,561,500

RETAINED EARNINGS
Balance, beginning of year	$1,950,639	$2,047,258	$887,355
Net income attributable to controlling interests	870,120	631,308	1,830,613
Common Share distributions	(804,825)	(723,782)	(666,565)
Preferred Share distributions	(3,357)	(4,145)	(4,145)
Premium on redemption of Preferred Shares – cash charge	(3,486)	—	—
Balance, end of year	$2,009,091	$1,950,639	$2,047,258

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)

	Year Ended December 31,
SHAREHOLDERS’ EQUITY (continued)	2015	2014	2013

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(172,152)	$(155,162)	$(193,148)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	2,219	(33,306)	18,771
Losses reclassified into earnings from other comprehensive income	18,244	16,868	20,141
Accumulated other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	—	—	583
(Gains) realized during the year	—	—	(2,122)
Accumulated other comprehensive (loss) income – foreign currency:
Currency translation adjustments arising during the year	(327)	(552)	613
Balance, end of year	$(152,016)	$(172,152)	$(155,162)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$214,411	$211,412	$159,606
Issuance of restricted units to Noncontrolling Interests	3	3	5
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(4,966)	(2,365)	(1,699)
Conversion of restricted shares to restricted units	70	—	—
Equity compensation associated with Noncontrolling Interests	21,503	11,969	13,609
Net income attributable to Noncontrolling Interests	34,241	24,831	75,278
Distributions to Noncontrolling Interests	(31,604)	(28,676)	(26,277)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(1,672)	2,229	(44,439)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(10,607)	(4,992)	35,329
Balance, end of year	$221,379	$214,411	$211,412

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$124,909	$126,583	$77,688
Net income (loss) attributable to Noncontrolling Interests	3,657	2,544	(538)
Contributions by Noncontrolling Interests	—	5,684	27,660
Distributions to Noncontrolling Interests	(6,608)	(7,827)	(6,490)
Acquisition of Archstone	—	—	28,263
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(2,244)	—
Deconsolidation of previously consolidated Noncontrolling Interests	(117,350)	—	—
Other	—	169	—
Balance, end of year	$4,608	$124,909	$126,583

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2015	December 31, 2014
ASSETS
Investment in real estate
Land	$5,864,046	$6,295,404
Depreciable property	18,027,087	19,851,504
Projects under development	1,122,376	1,343,919
Land held for development	168,843	184,556
Investment in real estate	25,182,352	27,675,383
Accumulated depreciation	(4,905,406)	(5,432,805)
Investment in real estate, net	20,276,946	22,242,578
Real estate held for sale	2,181,135	—
Cash and cash equivalents	42,276	40,080
Investments in unconsolidated entities	68,101	105,434
Deposits – restricted	55,893	72,303
Escrow deposits – mortgage	56,946	48,085
Deferred financing costs, net	54,004	58,380
Other assets	422,027	383,754
Total assets	$23,157,328	$22,950,614

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable	$4,704,870	$5,086,515
Notes, net	5,876,352	5,425,346
Line of credit and commercial paper	387,276	333,000
Accounts payable and accrued expenses	187,124	153,590
Accrued interest payable	85,221	89,540
Other liabilities	366,387	389,915
Security deposits	77,582	75,633
Distributions payable	209,378	188,566
Total liabilities	11,894,190	11,742,105

Commitments and contingencies

Redeemable Limited Partners	566,783	500,733
Capital:
Partners' Capital:
Preference Units	37,280	50,000
General Partner	10,585,104	10,490,608
Limited Partners	221,379	214,411
Accumulated other comprehensive (loss)	(152,016)	(172,152)
Total partners' capital	10,691,747	10,582,867
Noncontrolling Interests – Partially Owned Properties	4,608	124,909
Total capital	10,696,355	10,707,776
Total liabilities and capital	$23,157,328	$22,950,614

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2015	2014	2013
REVENUES
Rental income	$2,736,578	$2,605,311	$2,378,004
Fee and asset management	8,387	9,437	9,698
Total revenues	2,744,965	2,614,748	2,387,702

EXPENSES
Property and maintenance	479,160	473,098	449,427
Real estate taxes and insurance	339,802	325,401	293,999
Property management	81,185	79,636	84,342
Fee and asset management	5,021	5,429	6,460
Depreciation	765,895	758,861	978,973
General and administrative	65,082	50,948	62,179
Total expenses	1,736,145	1,693,373	1,875,380

Operating income	1,008,820	921,375	512,322
Interest and other income	7,372	4,462	5,283
Other expenses	(2,942)	(9,073)	(29,630)
Interest:
Expense incurred, net	(444,069)	(457,191)	(586,854)
Amortization of deferred financing costs	(10,801)	(11,088)	(22,197)
Income (loss) before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	558,380	448,485	(121,076)
Income and other tax (expense) benefit	(917)	(1,394)	(1,169)
Income (loss) from investments in unconsolidated entities	15,025	(7,952)	(58,156)
Net gain on sales of real estate properties	335,134	212,685	—
Net (loss) gain on sales of land parcels	(1)	5,277	12,227
Income (loss) from continuing operations	907,621	657,101	(168,174)
Discontinued operations, net	397	1,582	2,073,527
Net income	908,018	658,683	1,905,353
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,657)	(2,544)	538
Net income attributable to controlling interests	$904,361	$656,139	$1,905,891
ALLOCATION OF NET INCOME:
Preference Units	$3,357	$4,145	$4,145
Premium on redemption of Preference Units	$3,486	$—	$—

General Partner	$863,277	$627,163	$1,826,468
Limited Partners	34,241	24,831	75,278
Net income available to Units	$897,518	$651,994	$1,901,746

Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$2.37	$1.73	$(0.47)
Net income available to Units	$2.37	$1.74	$5.16
Weighted average Units outstanding	377,074	374,899	368,038

Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$2.36	$1.72	$(0.47)
Net income available to Units	$2.36	$1.73	$5.16
Weighted average Units outstanding	380,620	377,735	368,038

Distributions declared per Unit outstanding	$2.21	$2.00	$1.85

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2015	2014	2013
Comprehensive income:
Net income	$908,018	$658,683	$1,905,353
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	2,219	(33,306)	18,771
Losses reclassified into earnings from other comprehensive income	18,244	16,868	20,141
Other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	—	—	583
(Gains) realized during the year	—	—	(2,122)
Other comprehensive (loss) income – foreign currency:
Currency translation adjustments arising during the year	(327)	(552)	613
Other comprehensive income (loss)	20,136	(16,990)	37,986
Comprehensive income	928,154	641,693	1,943,339
Comprehensive (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,657)	(2,544)	538
Comprehensive income attributable to controlling interests	$924,497	$639,149	$1,943,877

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$908,018	$658,683	$1,905,353
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	765,895	758,861	1,013,353
Amortization of deferred financing costs	10,801	11,088	22,425
Amortization of above/below market leases	3,382	3,222	898
Amortization of discounts and premiums on debt	(9,492)	(13,520)	(156,439)
Amortization of deferred settlements on derivative instruments	18,075	16,334	19,607
Write-off of pursuit costs	3,208	3,607	5,184
(Income) loss from investments in unconsolidated entities	(15,025)	7,952	58,156
Distributions from unconsolidated entities – return on capital	4,741	5,570	2,481
Net (gain) on sales of investment securities and other investments	(526)	(57)	(4,203)
Net (gain) on sales of real estate properties	(335,134)	(212,685)	—
Net loss (gain) on sales of land parcels	1	(5,277)	(12,227)
Net (gain) on sales of discontinued operations	—	(179)	(2,036,505)
Realized/unrealized loss (gain) on derivative instruments	3,055	(60)	70
Compensation paid with Company Common Shares	34,607	27,543	35,474
Changes in assets and liabilities:
(Increase) decrease in deposits – restricted	(1,794)	(1,740)	3,684
Decrease in mortgage deposits	258	1,452	1,813
(Increase) decrease in other assets	(41,803)	21,773	3,742
(Decrease) increase in accounts payable and accrued expenses	(1,667)	17,797	6,229
(Decrease) increase in accrued interest payable	(4,319)	11,231	(9,219)
Increase in other liabilities	12,269	8,437	15,401
Increase (decrease) in security deposits	1,949	4,041	(6,361)
Net cash provided by operating activities	1,356,499	1,324,073	868,916

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Archstone, net of cash acquired	—	—	(4,000,875)
Investment in real estate – acquisitions	(331,336)	(469,989)	(108,308)
Investment in real estate – development/other	(653,897)	(530,387)	(377,442)
Capital expenditures to real estate	(182,113)	(185,957)	(135,816)
Non-real estate capital additions	(3,991)	(5,286)	(4,134)
Interest capitalized for real estate and unconsolidated entities under development	(59,885)	(52,782)	(47,321)
Proceeds from disposition of real estate, net	504,748	522,647	4,551,454
Investments in unconsolidated entities	(23,019)	(15,768)	(66,471)
Distributions from unconsolidated entities – return of capital	51,144	103,793	25,471
Proceeds from sale of investment securities and other investments	2,535	57	4,878
Decrease in deposits on real estate acquisitions and investments, net	17,874	33,004	143,694
(Increase) decrease in mortgage deposits	(531)	798	7,893
Consolidation of previously unconsolidated properties	—	(44,796)	—
Net cash (used for) investing activities	(678,471)	(644,666)	(6,977)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,425)	$(10,982)	$(16,526)
Mortgage deposits	(8,588)	(7,699)	(5,631)
Mortgage notes payable:
Proceeds	—	—	902,886
Lump sum payoffs	(359,244)	(88,788)	(2,532,682)
Scheduled principal repayments	(9,275)	(11,869)	(12,658)
Notes, net:
Proceeds	746,391	1,194,277	1,245,550
Lump sum payoffs	(300,000)	(1,250,000)	(400,000)
Line of credit and commercial paper:
Line of credit proceeds	3,770,000	7,167,000	9,832,000
Line of credit repayments	(4,103,000)	(6,949,000)	(9,717,000)
Commercial paper proceeds	3,931,227	—	—
Commercial paper repayments	(3,545,028)	—	—
(Payments on) settlement of derivative instruments	(13,938)	(758)	(44,063)
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	4,404	3,392	3,401
Proceeds from exercise of EQR options	59,508	82,573	17,252
OP units repurchased and retired	—	(1,777)	—
Redemption of Preference Units	(12,720)	—	—
Premium on redemption of Preference Units	(3,486)	—	—
Payment of offering costs	(79)	(41)	(1,047)
Other financing activities, net	(49)	(49)	(48)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(5,501)	—
Contributions – Noncontrolling Interests – Partially Owned Properties	—	5,684	27,660
Contributions – Limited Partners	3	3	5
Distributions:
OP Units – General Partner	(784,748)	(776,659)	(681,610)
Preference Units	(3,357)	(4,145)	(4,145)
OP Units – Limited Partners	(30,869)	(30,744)	(27,897)
Noncontrolling Interests – Partially Owned Properties	(6,559)	(7,778)	(6,442)
Net cash (used for) financing activities	(675,832)	(692,861)	(1,420,995)
Net increase (decrease) in cash and cash equivalents	2,196	(13,454)	(559,056)
Cash and cash equivalents, beginning of year	40,080	53,534	612,590
Cash and cash equivalents, end of year	$42,276	$40,080	$53,534
See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$436,748	$443,125	$722,963
Net cash paid for income and other taxes	$1,264	$1,517	$1,152
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$28,910	$—
Amortization of deferred financing costs:
Investment in real estate, net	$—	$—	$(152)
Deferred financing costs, net	$10,801	$11,088	$22,577
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(13,126)	$(15,904)	$(158,625)
Notes, net	$2,557	$2,384	$2,186
Line of credit and commercial paper	$1,077	$—	$—
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(169)	$(534)	$(534)
Accumulated other comprehensive income	$18,244	$16,868	$20,141
Write-off of pursuit costs:
Investment in real estate, net	$2,804	$2,541	$4,956
Deposits – restricted	$330	$—	$25
Other assets	$74	$1,066	$203
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(17,340)	$4,610	$53,066
Other liabilities	$2,315	$3,342	$5,090
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$4,606	$5,360	$2,448
Other liabilities	$135	$210	$33
Realized/unrealized loss (gain) on derivative instruments:
Other assets	$(3,573)	$10,160	$(17,139)
Notes, net	$2,058	$1,597	$(1,523)
Other liabilities	$2,351	$21,489	$(39)
Accumulated other comprehensive income	$2,219	$(33,306)	$18,771
Acquisition of Archstone, net of cash acquired:
Investment in real estate, net	$—	$39,929	$(8,687,355)
Investments in unconsolidated entities	$—	$(33,993)	$(225,568)
Deposits – restricted	$—	$—	$(528)
Escrow deposits – mortgage	$—	$—	$(37,582)
Deferred financing costs, net	$—	$—	$(25,780)
Other assets	$—	$(2,586)	$(215,622)
Mortgage notes payable	$—	$—	$3,076,876
Accounts payable and accrued expenses	$—	$(146)	$16,984
Accrued interest payable	$—	$—	$11,305
Other liabilities	$—	$(3,204)	$117,299
Security deposits	$—	$—	$10,965
Issuance of OP Units	$—	$—	$1,929,868
Noncontrolling Interests – Partially Owned Properties	$—	$—	$28,263
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(59,885)	$(52,717)	$(45,533)
Investments in unconsolidated entities	$—	$(65)	$(1,788)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(1,404)	$(6,318)	$(13,656)
Other liabilities	$(21,615)	$(9,450)	$(52,815)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
SUPPLEMENTAL INFORMATION (continued):
Consolidation of previously unconsolidated properties:
Investment in real estate, net	$—	$(64,319)	$—
Investments in unconsolidated entities	$—	$(847)	$—
Accounts payable and accrued expenses	$—	$1,987	$—
Other liabilities	$—	$18,383	$—
(Payments on) settlement of derivative instruments:
Other assets	$1,848	$6,623	$(50)
Other liabilities	$(15,786)	$(7,381)	$(44,013)
Other:
Foreign currency translation adjustments	$327	$552	$(613)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Amounts in thousands)

	Year Ended December 31,
PARTNERS' CAPITAL	2015	2014	2013

PREFERENCE UNITS
Balance, beginning of year	$50,000	$50,000	$50,000
Partial redemption of 8.29% Series K Cumulative Redeemable	(12,720)	—	—
Balance, end of year	$37,280	$50,000	$50,000

GENERAL PARTNER
Balance, beginning of year	$10,490,608	$10,612,363	$7,432,961
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	4,966	2,365	1,699
Issuance of OP Units	—	—	1,929,868
Exercise of EQR share options	59,508	82,573	17,252
EQR's Employee Share Purchase Plan (ESPP)	4,404	3,392	3,401
Conversion of EQR restricted shares to restricted units	(70)	—	—
Share-based employee compensation expense:
EQR restricted shares	15,066	9,904	13,264
EQR share options	3,756	7,349	10,514
EQR ESPP discount	884	859	632
OP Units repurchased and retired	—	(1,777)	—
Net income available to Units – General Partner	863,277	627,163	1,826,468
OP Units – General Partner distributions	(804,825)	(723,782)	(666,565)
Offering costs	(79)	(41)	(1,047)
Supplemental Executive Retirement Plan (SERP)	1,380	7,374	(422)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(2,308)	—
Change in market value of Redeemable Limited Partners	(64,378)	(139,818)	79,667
Adjustment for Limited Partners ownership in Operating Partnership	10,607	4,992	(35,329)
Balance, end of year	$10,585,104	$10,490,608	$10,612,363

LIMITED PARTNERS
Balance, beginning of year	$214,411	$211,412	$159,606
Issuance of restricted units to Limited Partners	3	3	5
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(4,966)	(2,365)	(1,699)
Conversion of EQR restricted shares to restricted units	70	—	—
Equity compensation associated with Units – Limited Partners	21,503	11,969	13,609
Net income available to Units – Limited Partners	34,241	24,831	75,278
Units – Limited Partners distributions	(31,604)	(28,676)	(26,277)
Change in carrying value of Redeemable Limited Partners	(1,672)	2,229	(44,439)
Adjustment for Limited Partners ownership in Operating Partnership	(10,607)	(4,992)	35,329
Balance, end of year	$221,379	$214,411	$211,412

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(172,152)	$(155,162)	$(193,148)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	2,219	(33,306)	18,771
Losses reclassified into earnings from other comprehensive income	18,244	16,868	20,141
Accumulated other comprehensive income (loss) – other instruments:
Unrealized holding gains arising during the year	—	—	583
(Gains) realized during the year	—	—	(2,122)
Accumulated other comprehensive (loss) income – foreign currency:
Currency translation adjustments arising during the year	(327)	(552)	613
Balance, end of year	$(152,016)	$(172,152)	$(155,162)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2015	2014	2013
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$124,909	$126,583	$77,688
Net income (loss) attributable to Noncontrolling Interests	3,657	2,544	(538)
Contributions by Noncontrolling Interests	—	5,684	27,660
Distributions to Noncontrolling Interests	(6,608)	(7,827)	(6,490)
Acquisition of Archstone	—	—	28,263
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(2,244)	—
Deconsolidation of previously consolidated Noncontrolling Interests	(117,350)	—	—
Other	—	169	—
Balance, end of year	$4,608	$124,909	$126,583

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

EQR is the general partner of, and as of December 31, 2015 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of December 31, 2015, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 394 properties located in 12 states and the District of Columbia consisting of 109,652 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	367	98,608
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	19	3,771
Partially Owned Properties – Unconsolidated	3	1,281
Military Housing	2	5,139
	394	109,652

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

The Company maintains long-term ground leases for 14 operating properties. The Company owns the building and improvements and leases the land underlying the improvements under long-term ground leases. The expiration dates for these leases range from 2026 through 2110. These properties are consolidated and reflected as real estate assets while the ground leases are accounted for as operating leases.

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

•
Furniture, Fixtures and Equipment – Ranges between $10,000 and $25,000 per apartment unit acquired as an estimate of the fair value of the appliances and fixtures inside an apartment unit. The per-apartment unit amount applied depends on the economic age of the apartment building acquired. Depreciation is calculated on the straight-line method over an estimated useful life of five to ten years.

•
Lease Intangibles – The Company considers the value of acquired in-place leases and above/below market leases and the amortization period is the average remaining term of each respective acquired lease. In-place residential leases' average term at acquisition approximates six months. In-place retail leases' term at acquisition approximates the average remaining term of all acquired retail leases. See Note 4 for more information on above and below market leases.

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

The Company classifies real estate assets as real estate held for sale when it is probable a property will be disposed of (see below and Note 4 for further discussion).

The Company classifies properties under development and/or expansion and properties in the lease-up phase (including land) as construction-in-progress until construction has been completed and certificates of occupancy permits have been obtained.

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

▪
For long-lived assets to be disposed of, an impairment loss is recognized when the estimated fair value of the asset, less the estimated cost to sell, is less than the carrying amount of the asset measured at the time that the Company has determined it will sell the asset. Long-lived assets held for sale and the related liabilities are separately reported, with the long-lived assets reported at the lower of their carrying amounts or their estimated fair values, less their costs to sell, and are not depreciated after reclassification to real estate held for sale.

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

During the years ended December 31, 2015, 2014 and 2013, the Company capitalized $22.3 million, $22.4 million and $16.5 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Investment Securities

Investment securities are included in other assets in the consolidated balance sheets. These securities are classified as held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Otherwise, the securities are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included in accumulated other comprehensive (loss), a separate component of shareholders’ equity/partners' capital. As of December 31, 2015 and 2014, the Company did not hold any investment securities.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain the Company’s line of credit and long-term financings. These costs are amortized over the terms of the related debt. Unamortized financing costs are written off when debt is retired before the maturity date. The accumulated amortization of such deferred financing costs was $45.4 million and $37.7 million at December 31, 2015 and 2014, respectively.

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

Revenue Recognition

Rental income attributable to residential leases is recorded on a straight-line basis, which is not materially different than if it were recorded when due from residents and recognized monthly as it was earned. Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis. Rental income attributable to retail/commercial leases is also recorded on a straight-line basis. Retail/commercial leases generally have five to ten year lease terms with market based renewal options. Fee and asset management revenue and interest income are recorded on an accrual basis.

Share-Based Compensation

The Company expenses share-based compensation such as restricted shares, restricted units and share options. Any common share of beneficial interest, $0.01 par value per share (the "Common Shares") issued pursuant to EQR's incentive equity compensation and employee share purchase plans will result in ERPOP issuing units of partnership interest ("OP Units") to EQR on a one-for-one basis, with ERPOP receiving the net cash proceeds of such issuances. See Note 12 for further discussion.

The fair value of the option grants are recognized over the requisite service/vesting period of the options. The fair value for the Company's share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the primary grant in each year having the following weighted average assumptions:

	2015	2014	2013
Expected volatility (1)	26.6%	27.0%	26.9%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	3.13%	3.78%	4.12%
Risk-free interest rate (4)	1.29%	1.50%	0.84%
Option valuation per share	$13.68	$9.12	$7.90

(1)	Expected volatility – Estimated based on the historical ten-year volatility of EQR’s share price measured on a monthly basis.

(2)	Expected life – Approximates the actual weighted average life of all share options granted since the Company went public in 1993.

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

Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of December 31, 2015, the Company has recorded a deferred tax asset of approximately $40.8 million, which is fully offset by a valuation allowance due to the uncertainty of realization.

The Company provided for income, franchise and excise taxes allocated as follows in the consolidated statements of operations and comprehensive income for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Income and other tax expense (benefit) (1)	$917	$1,394	$1,169
Discontinued operations, net (2)	15	8	449
Provision for income, franchise and excise taxes (3)	$932	$1,402	$1,618

(1)	Primarily includes state and local income, excise and franchise taxes.

(2)
Primarily represents state and local income, excise and franchise taxes on operating properties sold prior to January 1, 2014 and included in discontinued operations. The amounts included in discontinued operations for the years ending December 31, 2015 and 2014 represent trailing activity for properties sold in 2013 and prior years. None of the properties sold during the years ended December 31, 2015 and 2014 met the new criteria for reporting discontinued operations.

(3)	All provisions for income tax amounts are current and none are deferred.

The Company’s TRSs have approximately $19.4 million of net operating loss ("NOL") carryforwards available as of January 1, 2016 that will expire between 2030 and 2032.

During the years ended December 31, 2015, 2014 and 2013, the Company’s tax treatment of dividends and distributions were as follows:

	Year Ended December 31,
	2015	2014	2013
Tax treatment of dividends and distributions:
Ordinary dividends	$1.591	$1.475	$0.662
Qualified dividends	0.037	0.088	0.050
Long-term capital gain	0.443	0.280	0.870
Unrecaptured section 1250 gain	0.139	0.157	0.268
Dividends and distributions declared per
Common Share/Unit outstanding	$2.210	$2.000	$1.850

The unaudited cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2015 and 2014 was approximately $17.0 billion and $16.7 billion, respectively.

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

Partially Owned Properties: The Company reflects noncontrolling interests in partially owned properties on the balance sheet for the portion of properties consolidated by the Company that are not wholly owned by the Company. The earnings or losses from those properties attributable to the noncontrolling interests are generally based on ownership percentage and are reflected as noncontrolling interests in partially owned properties in the consolidated statements of operations and comprehensive income.

Partners' Capital

The "Limited Partners" of ERPOP include various individuals and entities that contributed their properties to ERPOP in exchange for OP Units. The "General Partner" of ERPOP is EQR. Net income is allocated to the Limited Partners based on their respective ownership percentage of ERPOP. The ownership percentage is calculated by dividing the number of OP Units held by the Limited Partners by the total OP Units held by the Limited Partners and the General Partner. Issuance of additional Common Shares and OP Units changes the ownership interests of both the Limited Partners and EQR. Such transactions and the related proceeds are treated as capital transactions.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued a comprehensive new revenue recognition standard entitled Revenue from Contracts with Customers that will supersede nearly all existing revenue recognition guidance.

The new standard specifically excludes lease revenue. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Companies will likely need to use more judgment and make more estimates than under current revenue recognition guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard will be effective for the Company beginning on January 1, 2018 and early adoption will be permitted beginning on January 1, 2017. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. The Company has not yet selected a transition method and is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

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

In February 2015, the FASB issued new consolidation guidance which makes changes to both the variable interest model and the voting model. Among other changes, the new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate. The Company adopted the new standard as required effective January 1, 2016. While adoption of the new standard did not result in any changes to conclusions about whether a joint venture was consolidated or unconsolidated, the Company has determined that certain of its joint ventures will now qualify as variable interest entities and therefore will require additional disclosures.

In April 2015, the FASB issued a new standard which requires companies to present debt financing costs as a direct deduction from the carrying amount of the associated debt liability rather than as an asset, consistent with the presentation of debt discounts on the consolidated balance sheets.  Companies will be permitted to present debt issuance costs related to line of credit arrangements as an asset and amortize these costs over the term of the arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The new standard must be applied retrospectively to all prior periods presented in the consolidated financial statements.  The Company adopted this standard as required effective January 1, 2016 and other than presentation on the consolidated balance sheets, it did not have a material effect on its consolidated results of operations or financial position.

In January 2016, the FASB issued a new standard which requires companies to measure all equity securities with readily determinable fair values at fair value on the balance sheet, with changes in fair value recognized in net income. The new standard will be effective for the Company beginning on January 1, 2018. The Company does not expect that this will have a material effect on its consolidated results of operations or financial position.

Other

The Company is the controlling partner in various consolidated partnerships owning 19 properties and 3,771 apartment units having a noncontrolling interest book value of $4.6 million at December 31, 2015. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning six properties having a noncontrolling interest deficit balance of $11.5 million. These six partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of December 31, 2015, the Company estimates the value of Noncontrolling Interest distributions for these six properties would have been approximately $75.1 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the six Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2015 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units (formerly known as Long-Term Incentive Plan ("LTIP") Units)) for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
Common Shares
Common Shares outstanding at January 1,	362,855,454	360,479,260	325,054,654
Common Shares Issued:
Conversion of OP Units	208,307	94,671	67,939
Issuance of Common Shares	—	—	34,468,085
Exercise of share options	1,456,363	2,086,380	586,017
Employee Share Purchase Plan (ESPP)	68,462	68,807	73,468
Restricted share grants, net	168,142	169,722	229,097
Common Shares Other:
Conversion of restricted shares to restricted units	(1,284)	(12,146)	—
Repurchased and retired	—	(31,240)	—
Common Shares outstanding at December 31,	364,755,444	362,855,454	360,479,260
Units
Units outstanding at January 1,	14,298,691	14,180,376	13,968,758
Restricted unit grants, net	335,496	200,840	279,557
Conversion of restricted shares to restricted units	1,284	12,146	—
Conversion of OP Units to Common Shares	(208,307)	(94,671)	(67,939)
Units outstanding at December 31,	14,427,164	14,298,691	14,180,376
Total Common Shares and Units outstanding at December 31,	379,182,608	377,154,145	374,659,636
Units Ownership Interest in Operating Partnership	3.8%	3.8%	3.8%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at December 31, 2015 and 2014.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2015, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $566.8 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the years ended December 31, 2015, 2014 and 2013, respectively (amounts in thousands):

	2015	2014	2013
Balance at January 1,	$500,733	$363,144	$398,372
Change in market value	64,378	139,818	(79,667)
Change in carrying value	1,672	(2,229)	44,439
Balance at December 31,	$566,783	$500,733	$363,144

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

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2015 and 2014:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	December 31, 2015	December 31, 2014
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding at December 31, 2015 and 1,000,000 shares issued and outstanding at December 31, 2014 (3) (4)	12/10/26	$4.145	$37,280	$50,000
			$37,280	$50,000

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

(4)
Effective November 12, 2015, the Company repurchased and retired 58,000 Series K Preferred Shares with a par value of $2.9 million for total cash consideration of approximately $3.6 million. As a result of this partial redemption, the Company incurred a cash charge of approximately $0.7 million which was recorded as a premium on the redemption of Preferred Shares.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership's issued and outstanding Units and in the limited partners' Units for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	377,154,145	374,659,636	339,023,412
Issued to General Partner:
Issuance of OP Units	—	—	34,468,085
Exercise of EQR share options	1,456,363	2,086,380	586,017
EQR's Employee Share Purchase Plan (ESPP)	68,462	68,807	73,468
EQR's restricted share grants, net	168,142	169,722	229,097
Issued to Limited Partners:
Restricted unit grants, net	335,496	200,840	279,557
OP Units Other:
Repurchased and retired	—	(31,240)	—
General and Limited Partner Units outstanding at December 31,	379,182,608	377,154,145	374,659,636
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,298,691	14,180,376	13,968,758
Limited Partner restricted unit grants, net	335,496	200,840	279,557
Conversion of EQR restricted shares to restricted units	1,284	12,146	—
Conversion of Limited Partner OP Units to EQR Common Shares	(208,307)	(94,671)	(67,939)
Limited Partner Units outstanding at December 31,	14,427,164	14,298,691	14,180,376
Limited Partner Units Ownership Interest in Operating Partnership	3.8%	3.8%	3.8%

The Limited Partners of the Operating Partnership as of December 31, 2015 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units. Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at December 31, 2015 and 2014.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2015, the Redeemable Limited Partner Units have a redemption value of approximately $566.8 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the years ended December 31, 2015, 2014 and 2013, respectively (amounts in thousands):

	2015	2014	2013
Balance at January 1,	$500,733	$363,144	$398,372
Change in market value	64,378	139,818	(79,667)
Change in carrying value	1,672	(2,229)	44,439
Balance at December 31,	$566,783	$500,733	$363,144

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

The following table presents the Operating Partnership's issued and outstanding “Preference Units” as of December 31, 2015 and 2014:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	December 31, 2015	December 31, 2014
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding at December 31, 2015 and 1,000,000 units issued and outstanding at December 31, 2014 (3) (4)	12/10/26	$4.145	$37,280	$50,000
			$37,280	$50,000

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

(4)
Effective November 12, 2015, the Operating Partnership repurchased and retired 58,000 Series K Preference Units with a par value of $2.9 million for total cash consideration of approximately $3.6 million, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares. As a result of this partial redemption, the Operating Partnership incurred a cash charge of approximately $0.7 million which was recorded as a premium on the redemption of Preference Units.

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

Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million Common Shares. Considering the repurchase activity for the year ended December 31, 2014 (see discussion below), EQR has remaining authorization to repurchase an additional 12,968,760 of its shares as of December 31, 2015.

During the year ended December 31, 2014, EQR repurchased 31,240 of its Common Shares at an average price of $56.87 per share for total consideration of $1.8 million. These shares were retired subsequent to the repurchases. Concurrent with these transactions, ERPOP repurchased and retired 31,240 OP Units previously issued to EQR. All of the shares repurchased during the year ended December 31, 2014 were repurchased from employees at the then current market prices to cover the minimum statutory tax withholding obligations related to the vesting of employees' restricted shares. No shares were repurchased during the years ended December 31, 2015 and 2013.

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

4.	Real Estate, Real Estate Held for Sale and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2015 and 2014 (amounts in thousands):

	2015	2014
Land	$5,864,046	$6,295,404
Depreciable property:
Buildings and improvements	16,336,829	17,974,337
Furniture, fixtures and equipment	1,207,098	1,365,276
In-Place lease intangibles	483,160	511,891
Projects under development:
Land	284,995	466,764
Construction-in-progress	837,381	877,155
Land held for development:
Land	120,007	145,366
Construction-in-progress	48,836	39,190
Investment in real estate	25,182,352	27,675,383
Accumulated depreciation	(4,905,406)	(5,432,805)
Investment in real estate, net	$20,276,946	$22,242,578

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of December 31, 2015 and 2014 (amounts in thousands):

Description	Balance Sheet Location	2015	2014
Assets
Ground lease intangibles – below market	Other Assets	$178,251	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		179,511	179,511
Accumulated amortization		(13,451)	(8,913)
Lease intangible assets, net		$166,060	$170,598

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,270
Lease intangible liabilities		7,670	7,670
Accumulated amortization		(3,414)	(2,258)
Lease intangible liabilities, net		$4,256	$5,412

During the years ended December 31, 2015, 2014 and 2013, the Company amortized approximately $4.3 million, $4.3 million and $3.6 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.9 million, $1.1 million and $2.7 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	2016	2017	2018	2019	2020

Ground lease intangibles	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(896)	(540)	(71)	(71)	(71)
Total	$3,425	$3,781	$4,250	$4,250	$4,250

Acquisitions and Dispositions

During the year ended December 31, 2015, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	4	625	$296,037
Land Parcels (2)	—	—	27,800
Total	4	625	$323,837

(1)	Purchase price includes an allocation of approximately $44.7 million to land and $251.3 million to depreciable property.

(2)	The Company acquired three contiguous land parcels in San Francisco during 2015 which will be combined for future development.

During the year ended December 31, 2014, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	6	1,353	$469,850
Land Parcels	—	—	28,790
Total	6	1,353	$498,640

(1)	Purchase price includes an allocation of approximately $95.3 million to land and $374.6 million to depreciable property.

The Company also acquired the 95% equity interest it did not previously own in one unconsolidated development project with a stabilized real estate value of $87.5 million and an adjusted purchase price of $64.2 million. The Company paid cash of approximately $44.8 million and issued the Series P Preference Units with a liquidation value of approximately $18.4 million to complete the buyout (see Note 3). The Company recognized a revaluation loss of approximately $3.5 million, which is included in income (loss) from investments in unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income, in conjunction with this buyout.

During the year ended December 31, 2015, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Consolidated:
Rental Properties (1)	8	1,857	$513,312
Total	8	1,857	$513,312

(1)
Includes a 193,230 square foot medical office building adjacent to our Longfellow Place property in Boston with a sales price of approximately $123.3 million which is not included in the Company's property and apartment unit counts.

The Company recognized a net gain on sales of real estate properties of approximately $335.1 million on the above sales.

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

The Company recognized a net gain on sales of real estate properties of approximately $212.7 million, a net gain on sales of unconsolidated entities of approximately $4.9 million (included in income (loss) from investments in unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income) and a net gain on sales of land parcels of approximately $5.3 million on the above sales.

Starwood Disposition

Following the approval by the Company's Board of Trustees, the Company executed an agreement with controlled affiliates of Starwood Capital Group ("Starwood") on October 23, 2015 to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion (the "Starwood Transaction"). As of December 31, 2015, Starwood had deposited $250.0 million in cash into escrow as earnest money, which was non-refundable unless the Company defaulted on the sales agreement. On January 26 and 27, 2016, the Company closed on the sale of all of the portfolio described above. As a result, the Starwood Transaction meets the held for sale criteria at December 31, 2015. In accordance with this classification, the Company ceased depreciation on all assets in the Starwood portfolio as of November 1, 2015 and the following assets are classified as held for sale in the accompanying consolidated balance sheets at December 31, 2015 (amounts in thousands):

2015
Land	$602,737
Depreciable property:
Buildings and improvements	2,386,489
Furniture, fixtures and equipment	335,565
In-Place lease intangibles	35,554
Real estate held for sale before accumulated depreciation	3,360,345
Accumulated depreciation	(1,179,210)
Real estate held for sale	$2,181,135

The following table provides the operating segments/locations of the properties and apartment units sold in the Starwood Transaction, which represents substantially all of the assets in the Company's non-core South Florida and Denver markets and certain non-core assets in the Washington D.C., Seattle and other (Inland Empire, CA) markets. The sale of these properties represents the continuation of the Company's long-term strategy of investing in high barrier to entry/core urban markets. See Notes 11 and 18 for further discussion.

Markets/Metro Areas	Properties	Apartment Units
Non-core – South Florida	33	10,742
Non-core – Denver	18	6,635
Washington D.C.	10	3,020
Seattle	8	1,721
Non-core – other (Inland Empire, CA)	3	1,144
Total	72	23,262

Archstone Acquisition

On February 27, 2013, the Company, AvalonBay Communities, Inc. (“AVB”) and certain of their respective subsidiaries completed their previously announced acquisition (the "Archstone Acquisition" or the "Archstone Transaction") from Archstone Enterprise LP ("Archstone" or “Enterprise”) (which subsequently changed its name to Jupiter Enterprise LP), an affiliate of Lehman Brothers Holdings Inc. (“Lehman”) and its affiliates, of all of the assets of Enterprise (including interests in various entities affiliated with Enterprise), constituting a portfolio of apartment properties and other assets (the “Archstone Portfolio”).

The Company acquired assets representing approximately 60% of the Archstone Portfolio which consisted principally of high-quality apartment properties in major markets in the United States. The acquisition allowed the Company to accelerate the completion of its strategic shift into coastal apartment markets. Pursuant to the Archstone Transaction, the Company acquired directly or indirectly, 71 wholly owned, stabilized properties consisting of 20,160 apartment units, one partially owned and consolidated stabilized property consisting of 432 apartment units, one partially owned and unconsolidated stabilized property consisting of 336 apartment units, three consolidated master-leased properties consisting of 853 apartment units, four projects in various stages of construction (two consolidated and two unconsolidated) consisting of 964 apartment units and fourteen land sites for approximately $9.0 billion. During the year ended December 31, 2013, the Company recorded revenues and net operating income ("NOI") of $514.7 million and $352.8 million, respectively, from the acquired assets.

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

The Company accounted for the acquisition under the acquisition method in accordance with Accounting Standards Codification ("ASC") 805, Business Combinations (“ASC 805”), and the accounting for this business combination was complete and final as of February 28, 2014. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which the Company determined using Level 1, Level 2 and Level 3 inputs (amounts in thousands):

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

As of December 31, 2015, the Company has incurred cumulative Archstone-related expenses of approximately $83.1 million, of which approximately $13.5 million of this total was financing-related and approximately $69.6 million was merger costs. During the years ended December 31, 2015 and 2014, the Company expensed nominal amounts of direct merger costs. During the year ended December 31, 2013, the Company expensed $19.9 million of direct merger costs primarily related to investment banking and legal/accounting fees, which were included in other expenses in the accompanying consolidated statements of operations and comprehensive income. During the years ended December 31, 2015, 2014 and 2013, the Company also expensed $2.7 million, $4.3 million and $54.0 million, respectively, of indirect merger costs primarily related to severance and retention obligations, office leases and German operations/sales that were incurred through our 60% interest in unconsolidated joint ventures with AVB, which were included in income (loss) from investments in unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income. The indirect merger costs expensed during the year ended December 31, 2015 were offset by $18.6 million received related to the favorable settlement of a lawsuit, which reduced income (loss) from investments in unconsolidated entities in the accompanying consolidated statements of operations and comprehensive income. Finally, during the year ended December 31, 2013, the Company expensed $2.5 million of financing-related costs, which were included in interest expense in the accompanying consolidated statements of operations and comprehensive income.

Unaudited Pro Forma Financial Information

Equity Residential

The following table illustrates the effect on net income, earnings per share – basic and earnings per share – diluted as if the Company had consummated the Archstone Acquisition as of January 1, 2012 (amounts in thousands, except per share amounts):

Year Ended December 31, 2013
Total revenues	$2,485,438
Income from continuing operations	203,286
Discontinued operations, net	2,074,072
Net income	2,277,358
Net income available to Common Shares	2,183,756
Earnings per share - basic:
Net income available to Common Shares	$6.07
Weighted average Common Shares outstanding (1)	359,688
Earnings per share - diluted:
Net income available to Common Shares	$6.05
Weighted average Common Shares outstanding (1)	375,861

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

ERP Operating Limited Partnership

The following table illustrates the effect on net income, earnings per Unit – basic and earnings per Unit – diluted as if the Operating Partnership had consummated the Archstone Acquisition as of January 1, 2012 (amounts in thousands, except per Unit amounts):

Year Ended December 31, 2013
Total revenues	$2,485,438
Income from continuing operations	203,286
Discontinued operations, net	2,074,072
Net income	2,277,358
Net income available to Units	2,273,798
Earnings per Unit - basic:
Net income available to Units	$6.07
Weighted average Units outstanding (1)	373,421
Earnings per Unit - diluted:
Net income available to Units	$6.05
Weighted average Units outstanding (1)	375,861

(1)
Includes an adjustment for Common Shares issued to the public in November/December 2012 and to an affiliate of Lehman Brothers Holdings Inc. in February 2013 as partial consideration for the Archstone Acquisition. Concurrent with these transactions, ERPOP issued the same number of OP Units to EQR.

For the year ended December 31, 2013, acquisition costs of $19.9 million and severance/retention and other costs of $54.1 million related to the Archstone Acquisition are not expected to have a continuing impact on the Company's financial results and therefore have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies or lower borrowing costs that the Company has or may achieve as a result of the acquisition or any strategies that management has or may consider in order to more efficiently manage the Company's operations, nor do they give pro forma effect to any other acquisitions, dispositions or capital markets transactions (excluding the equity offering in November/December 2012 which proceeds were used for the Archstone Acquisition) that the Company completed during the period presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the Archstone Acquisition occurred at the beginning of the period presented, nor are they necessarily indicative of future operating results.

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

5.	Commitments to Acquire/Dispose of Real Estate

The Company has entered into separate agreements to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	3	549	$242,880
Total	3	549	$242,880

In addition to the properties that were subsequently disposed of as discussed in Note 18, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Land Parcels (two)	—	—	$14,886
Total	—	—	$14,886

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of December 31, 2015 (amounts in thousands except for project and apartment unit amounts):

	Consolidated	Unconsolidated
	Operating	Operating

Total projects	19	3

Total apartment units	3,771	1,281

Balance sheet information at 12/31/15 (at 100%):
ASSETS
Investment in real estate	$689,574	$290,891
Accumulated depreciation	(216,697)	(30,662)
Investment in real estate, net	472,877	260,229
Cash and cash equivalents	23,445	7,044
Investments in unconsolidated entities	49,408	—
Deposits – restricted	346	289
Deferred financing costs, net	1,792	6
Other assets	26,567	448
Total assets	$574,435	$268,016

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable (1)	$343,429	$174,846
Accounts payable & accrued expenses	1,698	733
Accrued interest payable	1,223	691
Other liabilities	786	347
Security deposits	2,036	645
Total liabilities	349,172	177,262

Noncontrolling Interests – Partially Owned Properties/Partners' equity	4,608	90,878
Company equity/General and Limited Partners' Capital	220,655	(124)
Total equity/capital	225,263	90,754
Total liabilities and equity/capital	$574,435	$268,016

	Consolidated	Unconsolidated
	Operating	Operating
Operating information for the year ended 12/31/15 (at 100%):
Operating revenue	$94,349	$32,285
Operating expenses	26,081	12,061

Net operating income	68,268	20,224
Depreciation	22,216	12,350
General and administrative/other	330	255

Operating income	45,722	7,619
Interest and other income	12	(1)
Other expenses	(50)	—
Interest:
Expense incurred, net	(15,459)	(9,390)
Amortization of deferred financing costs	(349)	(2)

Income (loss) before income and other taxes and (loss) from investments in unconsolidated entities	29,876	(1,774)
Income and other tax (expense) benefit	(35)	(18)
(Loss) from investments in unconsolidated entities	(1,501)	—

Net income (loss)	$28,340	$(1,792)

(1)	All debt is non-recourse to the Company.
Note: The above tables exclude the Company's interests in unconsolidated joint ventures entered into with AVB in connection with the Archstone Transaction. These ventures owned certain non-core Archstone assets and succeeded to certain residual Archstone liabilities/litigation, as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests had an aggregate liquidation value of $42.2 million at December 31, 2015. The ventures are owned 60% by the Company and 40% by AVB.

During the year ended December 31, 2014, the Company and its joint venture partners sold one consolidated partially owned land parcel and recognized a net gain on the sale of approximately $1.1 million as well as one unconsolidated partially owned property consisting of 388 apartment units and recognized a net gain on the sale of approximately $4.9 million.

The Company is the controlling partner in various consolidated partnership properties having an aggregate noncontrolling interest book value of $4.6 million at December 31, 2015. The Company does not have any variable interest entities as of December 31, 2015.

Operating Properties

The Company has a 75% equity interest in the Wisconsin Place joint venture. The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities. The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components. At December 31, 2015, the residential component had a net book value of $175.8 million. The Company is the managing member and its partner does not have substantive kick-out or participating rights. As a result, the entity that owns the residential component is required to be consolidated on the Company's balance sheet. The joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility. At December 31, 2015, the basis of this investment was $49.4 million. The Company does not have substantive kick-out or participating rights in the entity. As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in the Waterton Tenside joint venture which owns a 336 unit apartment property located in Atlanta, Georgia and had a basis of $3.9 million at December 31, 2015. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $29.4 million, bears interest at 3.66% and matures December 1, 2018. The Company does not have substantive kick-out or participating rights. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures. The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and had a basis of $5.1 million at December 31, 2015. The Domain joint venture owns a 444 unit apartment property located in San Jose, California and had a basis of $10.0 million at December 31, 2015. Nexus Sawgrass and Domain were completed and stabilized during the quarters ended September 30, 2014 and March 31, 2015, respectively. Construction on both projects was predominantly funded with long-term, non-recourse secured loans from the partner. The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021. The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the projects and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing projects. As a result, the entities are unconsolidated and recorded using the equity method of accounting. The Company currently has no further funding obligations related to these projects.

Other

On February 27, 2013, in connection with the Archstone Acquisition, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owned certain non-core Archstone assets and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by AVB. The Company's initial investment was $147.6 million and the Company's basis at December 31, 2015 was a net obligation of $0.3 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.

During the years ended December 31, 2015, 2014 and 2013, the Company received approximately $51.0 million, $83.5 million and $18.9 million, respectively, in distributions from the Residual JV as a result of the winddown/sale of assets owned by the Residual JV and litigation settlements received by the Residual JV. The Company's pro rata share of the proceeds/distributions that have been repatriated to the Residual JV and received by the Company as a result of the German dispositions and winddown activity was approximately $3.5 million, $79.6 million and $18.9 million during the years ended December 31, 2015, 2014 and 2013, respectively. The Company's pro rata share of the proceeds related to the sale of other real estate assets owned by the

Residual JV was approximately $30.7 million and $3.9 million, respectively, during the years ended December 31, 2015 and 2014. The Company’s pro rata share of the litigation settlements received by the Residual JV was approximately $16.8 million during the year ended December 31, 2015. As of December 31, 2015, the Residual JV has sold all of the real estate assets that were acquired as part of the Archstone Acquisition, including all of the German assets.

On February 27, 2013, in connection with the Archstone Acquisition, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. During the year ended December 31, 2015, the Legacy JV distributed $27.9 million to its preferred interests holders for accrued and unpaid dividends, of which the Company's pro rata share was approximately $16.7 million. At December 31, 2015, the remaining preferred interests had an aggregate liquidation value of $42.2 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

7.	Deposits – Restricted and Escrow Deposits – Mortgage

The following table presents the Company’s restricted deposits as of December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015	December 31, 2014
Earnest money on pending acquisitions	$1,000	$580
Restricted deposits on real estate investments	6,077	24,701
Resident security and utility deposits	48,458	46,516
Other	358	506
Totals	$55,893	$72,303

The following table presents the Company’s escrow deposits as of December 31, 2015 and 2014 (amounts in thousands):

	December 31, 2015	December 31, 2014
Real estate taxes and insurance	$1,977	$2,235
Replacement reserves	3,962	3,431
Mortgage principal reserves/sinking funds	50,155	41,567
Other	852	852
Totals	$56,946	$48,085

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of December 31, 2015, the Company had outstanding mortgage debt of approximately $4.7 billion.

During the year ended December 31, 2015, the Company repaid $368.5 million of mortgage loans.

The Company recorded $0.6 million of write-offs of unamortized deferred financing costs during the year ended December 31, 2015 as additional interest expense related to debt extinguishment of mortgages. The Company also recorded $1.4 million of write-offs of net unamortized premiums during the year ended December 31, 2015 as a reduction of interest expense related to debt extinguishment of mortgages.

As of December 31, 2015, the Company had $668.8 million of secured debt subject to third party credit enhancement.

As of December 31, 2015, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 1, 2061. At December 31, 2015, the interest rate range on the Company’s mortgage debt was 0.01% to 7.25%.

During the year ended December 31, 2015, the weighted average interest rate on the Company’s mortgage debt was 4.23%.

The historical cost, net of accumulated depreciation, of encumbered properties was $6.0 billion and $6.9 billion at December 31, 2015 and 2014, respectively.

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

As of December 31, 2014, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 1, 2061. At December 31, 2014, the interest rate range on the Company’s mortgage debt was 0.03% to 7.25%. During the year ended December 31, 2014, the weighted average interest rate on the Company’s mortgage debt was 4.21%.

Notes

The following tables summarize the Company’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2015 and 2014, respectively:

December 31, 2015 (Amounts in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public Notes (1)	$5,423,012	3.00% - 7.57%	5.30%	2016 - 2045
Floating Rate Public Notes (1)	453,340	(1)	0.93%	2019
Totals	$5,876,352

December 31, 2014 (Amounts in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public Notes (1)	$4,974,154	3.00% - 7.57%	5.45%	2015 - 2044
Floating Rate Public Notes (1)	451,192	(1)	1.15%	2019
Totals	$5,425,346

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2015 and 2014.

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

During the year ended December 31, 2015, the Company:

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

•
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

On February 2, 2015 the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. As of December 31, 2015, there was a balance of $387.3 million on the commercial paper program ($387.5 million in principal outstanding net of an unamortized discount of $0.2 million). The notes bear interest at various floating rates with a weighted average of 0.56% for the year ended December 31, 2015 and a weighted average maturity of 19 days as of December 31, 2015.

As of December 31, 2015, the amount available on the revolving credit facility was $2.07 billion (net of $45.1 million which was restricted/dedicated to support letters of credit and net of $387.5 million outstanding on the commercial paper program). During the year ended December 31, 2015, the weighted average interest rate on the revolving credit facility was 1.07%. As of December 31, 2014, the amount available on the revolving credit facility was $2.12 billion (net of $43.8 million which was restricted/dedicated to support letters of credit and net of the $333.0 million outstanding on the revolving credit facility). During the year ended December 31, 2014, the weighted average interest rate on the revolving credit facility was 0.95%.

Other

The following table provides a summary of the aggregate payments of principal on all debt for each of the next five years and thereafter as of December 31, 2015 (amounts in thousands):

Year	Total (1)
2016	$1,352,813
2017	1,347,846
2018	180,461
2019	1,281,127
2020	1,679,432
Thereafter	5,173,079
Net Unamortized (Discount)	(46,260)
Total	$10,968,498

(1)	Premiums and discounts are amortized over the life of the debt. See Note 18 for discussion of the debt amounts repaid subsequent to December 31, 2015.

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

The carrying values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.7 billion and $6.3 billion, respectively, at December 31, 2015. The fair values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.6 billion (Level 2) and $6.5 billion (Level 2), respectively, at December 31, 2015. The carrying values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion and $5.8 billion, respectively, at December 31, 2014. The fair values of the Company’s mortgage notes payable and unsecured debt (including its line of credit) were approximately $5.1 billion (Level 2) and $6.1 billion (Level 2), respectively, at December 31, 2014. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, line of credit, commercial paper and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

The following table summarizes the Company’s consolidated derivative instruments at December 31, 2015 (dollar amounts are in thousands):

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

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at December 31, 2015 and 2014, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$3,655	$—	$3,655	$—
Supplemental Executive Retirement Plan	Other Assets	105,942	105,942	—	—
Total		$109,597	$105,942	$3,655	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$673	$—	$673	$—
Supplemental Executive Retirement Plan	Other Liabilities	105,942	105,942	—	—
Total		$106,615	$105,942	$673	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$566,783	$—	$566,783	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2014	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,597	$—	$1,597	$—
Forward Starting Swaps	Other Assets	332	—	332	—
Supplemental Executive Retirement Plan	Other Assets	104,463	104,463	—	—
Total		$106,392	$104,463	$1,929	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$14,104	$—	$14,104	$—
Supplemental Executive Retirement Plan	Other Liabilities	104,463	104,463	—	—
Total		$118,567	$104,463	$14,104	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$500,733	$—	$500,733	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2015, 2014 and 2013, respectively (amounts in thousands):

December 31, 2015 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$2,058	Fixed rate debt	Interest expense	$(2,058)
Total		$2,058			$(2,058)

December 31, 2014 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$1,597	Fixed rate debt	Interest expense	$(1,597)
Total		$1,597			$(1,597)

December 31, 2013 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,523)	Fixed rate debt	Interest expense	$1,523
Total		$(1,523)			$1,523

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2015, 2014 and 2013, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
December 31, 2015 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(814)	Interest expense	$(18,244)	Interest expense	$(3,033)
Total	$(814)		$(18,244)		$(3,033)

	Effective Portion			Ineffective Portion
December 31, 2014 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(33,215)	Interest expense	$(16,868)	Interest expense	$91
Total	$(33,215)		$(16,868)		$91

	Effective Portion			Ineffective Portion
December 31, 2013 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps/Treasury Locks	$18,771	Interest expense	$(20,141)	N/A	$—
Total	$18,771		$(20,141)		$—

As of December 31, 2015 and 2014, there were approximately $151.8 million and $172.2 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at December 31, 2015, the Company may recognize an estimated $24.7 million of accumulated other comprehensive (loss) as additional interest expense during the year ending December 31, 2016.

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

During the year ended December 31, 2015, the Company recorded approximately $3.0 million of deferred accumulated other comprehensive (loss) as additional interest expense due to the ineffectiveness of certain forward starting swaps.

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

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator for net income per share – basic:
Income (loss) from continuing operations	$907,621	$657,101	$(168,174)
Allocation to Noncontrolling Interests – Operating Partnership, net	(34,226)	(24,771)	6,834
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,657)	(2,544)	538
Preferred distributions	(3,357)	(4,145)	(4,145)
Premium on redemption of Preferred Shares	(3,486)	—	—
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	862,895	625,641	(164,947)
Discontinued operations, net of Noncontrolling Interests	382	1,522	1,991,415
Numerator for net income per share – basic	$863,277	$627,163	$1,826,468
Numerator for net income per share – diluted (1):
Income from continuing operations	$907,621	$657,101
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(3,657)	(2,544)
Preferred distributions	(3,357)	(4,145)
Premium on redemption of Preferred Shares	(3,486)	—
Income from continuing operations available to Common Shares	897,121	650,412
Discontinued operations, net	397	1,582
Numerator for net income per share – diluted (1)	$897,518	$651,994	$1,826,468
Denominator for net income per share – basic and diluted (1):
Denominator for net income per share – basic	363,498	361,181	354,305
Effect of dilutive securities:
OP Units	13,576	13,718
Long-term compensation shares/units	3,546	2,836
Denominator for net income per share – diluted (1)	380,620	377,735	354,305
Net income per share – basic	$2.37	$1.74	$5.16
Net income per share – diluted	$2.36	$1.73	$5.16
Net income per share – basic:
Income (loss) from continuing operations available to Common Shares, net of Noncontrolling Interests	$2.37	$1.73	$(0.47)
Discontinued operations, net of Noncontrolling Interests	—	0.01	5.63
Net income per share – basic	$2.37	$1.74	$5.16
Net income per share – diluted (1):
Income (loss) from continuing operations available to Common Shares	$2.36	$1.72	$(0.47)
Discontinued operations, net	—	0.01	5.63
Net income per share – diluted	$2.36	$1.73	$5.16

(1)
Potential common shares issuable from the assumed conversion of OP Units and the exercise/vesting of long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per share calculation as the Company had a loss from continuing operations for the year ended December 31, 2013.

Note: For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 12.

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2015	2014	2013
Numerator for net income per Unit – basic and diluted (1):
Income (loss) from continuing operations	$907,621	$657,101	$(168,174)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,657)	(2,544)	538
Allocation to Preference Units	(3,357)	(4,145)	(4,145)
Allocation to premium on redemption of Preference Units	(3,486)	—	—
Income (loss) from continuing operations available to Units	897,121	650,412	(171,781)
Discontinued operations, net	397	1,582	2,073,527
Numerator for net income per Unit – basic and diluted (1)	$897,518	$651,994	$1,901,746
Denominator for net income per Unit – basic and diluted (1):
Denominator for net income per Unit – basic	377,074	374,899	368,038
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company's long-term compensation shares/units	3,546	2,836
Denominator for net income per Unit – diluted (1)	380,620	377,735	368,038
Net income per Unit – basic	$2.37	$1.74	$5.16
Net income per Unit – diluted	$2.36	$1.73	$5.16
Net income per Unit – basic:
Income (loss) from continuing operations available to Units	$2.37	$1.73	$(0.47)
Discontinued operations, net	—	0.01	5.63
Net income per Unit – basic	$2.37	$1.74	$5.16
Net income per Unit – diluted (1):
Income (loss) from continuing operations available to Units	$2.36	$1.72	$(0.47)
Discontinued operations, net	—	0.01	5.63
Net income per Unit – diluted	$2.36	$1.73	$5.16

(1)
Potential Units issuable from the assumed exercise/vesting of the Company's long-term compensation shares/units are automatically anti-dilutive and therefore excluded from the diluted earnings per Unit calculation as the Operating Partnership had a loss from continuing operations for the year ended December 31, 2013.

Note: For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 12.

11.	Individually Significant Dispositions and Discontinued Operations

In April 2014, the FASB issued new guidance for reporting discontinued operations. Only disposals representing a strategic shift in operations that has a major effect on a company’s operations and financial results will be presented as discontinued operations. Companies are required to expand their disclosures about discontinued operations to provide more information on the assets, liabilities, income and expenses of the discontinued operations. Companies are also required to disclose the pre-tax income attributable to a disposal of a significant part of a company that does not qualify for discontinued operations reporting. Application of this guidance is prospective from the date of adoption and early adoption was permitted, but only for disposals (or classifications as held for sale) that had not been reported in financial statements previously issued. The new standard was effective January 1, 2015, but the Company early adopted it as allowed effective January 1, 2014. Adoption of this standard resulted in and will likely continue to result in substantially fewer of the Company's dispositions meeting the discontinued operations qualifications.

Individually Significant Dispositions

The Company concluded that the Starwood Transaction does not qualify for discontinued operations reporting as it does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The Company has been investing only in its six core coastal markets (Boston, New York, Washington D.C., Southern California, San Francisco and Seattle) and has not been acquiring or developing any new assets in its other markets. Over the past several years, the Company has been repositioning its portfolio by selling non-core assets and reducing its exposure to non-core markets. However, the Company concluded that the Starwood Transaction does qualify as an individually significant component of the Company as the amount received upon disposal will exceed 10% of total assets and NOI (see definition in Note 17) of the Starwood portfolio represents approximately 16.4%, 16.1% and 16.4%, respectively, of consolidated NOI for the Company for the years ended

December 31, 2015, 2014 and 2013. In addition, the Starwood Transaction meets the held for sale criteria at December 31, 2015 and is classified as held for sale in the accompanying consolidated balance sheets at December 31, 2015 (see Note 4 for further discussion). In accordance with this classification, the Company ceased depreciation on all assets in the Starwood portfolio as of November 1, 2015. As a result, the following table summarizes the results of operations attributable to the Starwood Transaction for the years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
REVENUES
Rental income	$427,433	$401,134	$373,899
Total revenues	427,433	401,134	373,899

EXPENSES (1)
Property and maintenance	78,189	76,579	75,848
Real estate taxes and insurance	48,403	46,416	44,035
Property management	11	11	11
Depreciation	87,616	104,104	105,015
General and administrative	38	24	22
Total expenses	214,257	227,134	224,931

Operating income	213,176	174,000	148,968

Interest and other income	1	1	2
Other expenses	(35)	(1)	—
Interest (2):
Expense incurred, net	(680)	(701)	(754)
Amortization of deferred financing costs	(559)	(98)	(98)
Income and other tax (expense) benefit	(1)	(3)	(2)

Income from operations	211,902	173,198	148,116
Income from operations attributable to Noncontrolling Interests – Partially Owned Properties	—	(14)	(52)
Income from operations attributable to controlling interests – Operating Partnership	211,902	173,184	148,064
Income from operations attributable to Noncontrolling Interests – Operating Partnership	(8,083)	(6,598)	(5,692)
Income from operations attributable to controlling interests – Company	$203,819	$166,586	$142,372

(1)	Includes expenses paid in the current period for properties held for sale.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties held for sale which was repaid or will be repaid at or before closing.

Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any, for properties sold in 2013 and prior years. The amounts included in discontinued operations for the years ended December 31, 2015 and 2014 represent trailing activity for properties sold in 2013 and prior years. None of the properties sold during the years ended December 31, 2015 and 2014 met the new criteria for reporting discontinued operations.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets for properties sold in 2013 and prior years during each of the years ended December 31, 2015, 2014 and 2013 (amounts in thousands).

	Year Ended December 31,
	2015	2014	2013
REVENUES
Rental income	$499	$1,309	$121,942
Total revenues	499	1,309	121,942

EXPENSES (1)
Property and maintenance	(60)	(141)	36,792
Real estate taxes and insurance	65	267	11,903
Property management	—	—	1
Depreciation	—	—	34,380
General and administrative	85	89	85
Total expenses	90	215	83,161

Discontinued operating income	409	1,094	38,781

Interest and other income	3	317	217
Other expenses	—	—	(3)
Interest (2):
Expense incurred, net	—	—	(1,296)
Amortization of deferred financing costs	—	—	(228)
Income and other tax (expense) benefit	(15)	(8)	(449)

Discontinued operations	397	1,403	37,022
Net gain on sales of discontinued operations	—	179	2,036,505

Discontinued operations, net	$397	$1,582	$2,073,527

(1)	Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties sold.

11.

12.	Share Incentive Plans

Any Common Shares issued pursuant to EQR's incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.

On June 16, 2011, the shareholders of EQR approved the Company's 2011 Share Incentive Plan, as amended (the "2011 Plan"). The 2011 Plan reserved 12,980,741 Common Shares for issuance. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan. The 2011 Plan expires on June 16, 2021. As of December 31, 2015, 7,952,498 shares were available for future issuance.

Pursuant to the 2011 Plan and the 2002 Share Incentive Plan, as restated and amended (collectively the “Share Incentive Plans”), officers, trustees and key employees of the Company may be granted share options to acquire Common Shares (“Options”) including non-qualified share options (“NQSOs”), incentive share options (“ISOs”) and share appreciation rights (“SARs”), or may be granted restricted or non-restricted shares/units (including performance-based awards), subject to conditions and restrictions as described in the Share Incentive Plans. Options, SARs, restricted shares (including performance awards) and restricted units (including performance awards) are sometimes collectively referred to herein as “Awards”.

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

Restricted shares are generally granted at the fair market value of the Company's Common Shares at the date of grant. Restricted shares that have been awarded through December 31, 2015 generally vest three years from the award date. In addition, the Company’s unvested restricted shareholders have the same voting rights as any other Common Share holder. During the three-year period of restriction, the Company’s unvested restricted shareholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other Common Share holder. As a result, dividends paid on unvested restricted shares are included as a component of retained earnings (included in general partner's capital in the Operating Partnership's financial statements) and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation. If employment is terminated prior to the lapsing of the restriction, the shares are generally canceled.

In December 2008, the Company’s then existing 2002 Share Incentive Plan was amended to allow for the issuance of restricted units (formerly known as long-term incentive plan units) to officers of the Company as an alternative to the Company’s restricted shares. The 2011 Plan also allows for the issuance of restricted units. Restricted units are a class of partnership interests that under certain conditions, including vesting, are convertible by the holder into an equal number of OP Units, which are redeemable by the holder for Common Shares on a one-for-one basis or the cash value of such shares at the option of the Company. In connection with the grant of long-term incentive compensation for services provided during a year, officers of the Company are allowed to choose, on a one-for-one basis, between restricted shares and restricted units. In January 2011, March 2014 and June 2015, certain holders of restricted shares converted these shares into restricted units. Similar to restricted shares, restricted units are generally granted at the fair market value of the Company's Common Shares at the date of grant and generally vest three years from the award date. In addition, restricted unit holders receive quarterly dividend payments on their restricted units at the same rate and on the same date as any other OP Unit holder. As a result, dividends paid on restricted units are included as a component of Noncontrolling Interests – Operating Partnership/Limited Partners' capital and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation. If employment is terminated prior to vesting, the restricted units are generally canceled. A restricted unit will automatically convert to an OP Unit when the capital account of each restricted unit increases (“books-up”) to a specified target. If the capital target is not attained within ten years following the date of issuance, the restricted unit will automatically be canceled and no compensation will be payable to the holder of such canceled restricted unit.

In January 2015, the Company revised its executive compensation program for the Chairman, Chief Executive Officer and certain other Executive Officers. The long-term portion of the revised program will allow these individuals to earn from 0% to 200% of the target number of performance awards, payable in the form of restricted shares and/or restricted units, as determined by the Company’s relative and absolute Total Shareholder Return (“TSR”) over a forward-looking three-year performance period. The Company’s TSR will be compared to pre-established quantitative performance metrics. In connection with the grant of long-term incentive compensation, the individuals are allowed to choose, on a one-for-one basis, between restricted shares and restricted units. The grant date fair value of the awards is estimated using a Monte Carlo model, and the resulting expense is recorded regardless of whether the TSR performance measures are achieved, if the required service is delivered. These awards generally vest three years from the award date. The grant date fair value is amortized into expense over the service period. If the executive is retirement-eligible, the grant date fair value is amortized into expense over the first year. All other awards are amortized into expense over the three year performance/vesting period. In addition, the awards granted as restricted units will receive quarterly partial dividend payments equal to 10% of any common share dividend on the same date as any other OP Unit holder during the three-year performance period. As a result, dividends paid on restricted units are included as a component of Noncontrolling Interests – Operating Partnership/Limited Partners' capital and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation. The awards granted as restricted shares will not receive dividends during the three-year performance period. At the end of the three-year performance period, cumulative dividends will be paid for the three-year performance period for any restricted shares or restricted units actually earned, less any dividends already paid on the restricted units. If employment is terminated prior to vesting, the restricted shares and restricted units are generally canceled. Once the Company's absolute and relative TSR is calculated at the end of the three-year performance period, the executive will earn a certain number of restricted shares and/or restricted units.  No payout would be made for any return below 50% of the target performance metric.

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

For employees hired prior to January 1, 2009 who retire at or after age 62 (or for Trustees who retire at or after age 72), such employee’s or Trustee's unvested restricted shares, restricted units and share options would immediately vest, and share options would continue to be exercisable for the balance of the applicable ten-year option period, as is provided under the Share Incentive Plans. For all other employees (those hired after January 1, 2009 and those hired before such date who choose to retire prior to age 62), upon such retirement under the Rule of 70 definition of retirement of employees, such employee’s unvested restricted shares, restricted units and share options would continue to vest per the original vesting schedule (subject to immediate vesting upon the occurrence of a subsequent change in control of the Company or the employee’s death), and options would continue to be exercisable for the balance of the applicable ten-year option period, subject to the employee’s compliance with the non-competition and employee non-solicitation provisions. The Rule of 70 does not apply to Trustees. For the individuals mentioned above who receive awards under the executive compensation program and retire at or after age 62 (age 72 for the Chairman of the Board) or under the Rule of 70, the award would be prorated in proportion to the number of days worked in the first year of the three-year performance period and the award would continue to vest per the original vesting schedule, subject to the individual’s compliance with the non-competition and employee non-solicitation provisions. The individual would not receive any payout of shares or units until the final payout is determined at the end of the three-year performance period. If an employee violates the non-competition and employee non-solicitation provisions after such retirement, all unvested restricted shares, unvested restricted units and unvested and vested share options at the time of the violation would be void, unless otherwise determined by the Compensation Committee of the Board of Trustees.

The following tables summarize compensation information regarding the restricted shares, restricted units, share options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2015, 2014 and 2013 (amounts in thousands):

	Year Ended December 31, 2015
	Compensation Expense	Compensation Capitalized	Restricted Units In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$13,755	$1,311	$—	$15,066	$1,160
Restricted units (2)	17,311	538	3,654	21,503	1,619
Share options	2,746	1,010	—	3,756	—
ESPP discount	795	89	—	884	—
Total	$34,607	$2,948	$3,654	$41,209	$2,779
.

	Year Ended December 31, 2014
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Restricted shares	$9,244	$660	$9,904	$1,012
Restricted units	11,049	920	11,969	1,248
Share options	6,453	896	7,349	—
ESPP discount	797	62	859	—
Total	$27,543	$2,538	$30,081	$2,260

	Year Ended December 31, 2013
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Restricted shares	$12,185	$1,079	$13,264	$967
Restricted units	13,108	501	13,609	520
Share options	9,569	945	10,514	—
ESPP discount	612	20	632	—
Total	$35,474	$2,545	$38,019	$1,487

(1)
Beginning in 2015, the Company allows officers the ability to receive immediately vested restricted units (subject to the book-up provisions and two-year hold restriction) in-lieu of any percentage of their annual cash bonus.

(2)	Includes performance awards granted under the executive compensation program.

Compensation expense is generally recognized for Awards as follows:

•	Restricted shares, restricted units and share options – Straight-line method over the vesting period of the options, shares or units regardless of cliff or ratable vesting distinctions.

•	Performance awards – Target amount is recognized under the straight-line method over the vesting period of the shares or units regardless of cliff or ratable vesting distinctions.

•	ESPP discount – Immediately upon the purchase of common shares each quarter.

The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above. The total compensation expense related to Awards not yet vested at December 31, 2015 is $10.6 million (excluding the accelerated expenses for individuals approaching or meeting the retirement age criteria discussed above), which is expected to be recognized over a weighted average term of 1.31 years.

See Note 2 for additional information regarding the Company’s share-based compensation.

The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2015, 2014 and 2013:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	Restricted Units	Weighted Average Fair Value per Restricted Unit
Balance at December 31, 2012	8,115,255	$41.31	524,953	$46.81	285,034	$48.41
Awards granted (1)	1,006,444	$55.07	246,731	$55.37	281,931	$52.73
Awards exercised/vested (2) (3) (4)	(586,017)	$29.34	(253,816)	$36.81	(93,335)	$32.97
Awards forfeited	(47,819)	$56.16	(17,634)	$55.74	(2,374)	$56.72
Awards expired	(17,331)	$47.51	—	—	—	—
Balance at December 31, 2013	8,470,532	$43.67	500,234	$55.79	471,256	$55.67
Awards granted (1)	667,877	$56.72	176,457	$56.56	201,507	$53.82
Awards exercised/vested (2) (3) (4)	(2,086,380)	$39.34	(175,344)	$53.44	(60,294)	$53.71
Awards forfeited	(19,022)	$56.32	(6,735)	$56.57	(667)	$52.08
Awards expired	(2,387)	$55.24	—	—	—	—
Conversion of restricted shares to restricted units	—	—	(12,146)	—	12,146	—
Balance at December 31, 2014	7,030,620	$46.16	482,466	$56.89	623,948	$53.38
Awards granted (1) (5)	171,150	$80.15	174,112	$79.65	337,505	$81.87
Awards exercised/vested (2) (3) (4)	(1,456,363)	$42.64	(127,174)	$60.21	(72,003)	$57.12
Awards forfeited	(9,550)	$64.53	(5,970)	$62.11	(2,009)	$64.39
Awards expired	(1,492)	$39.86	—	—	—	—
Conversion of restricted shares to restricted units	—	—	(1,284)	—	1,284	—
Balance at December 31, 2015	5,734,365	$48.04	522,150	$63.67	888,725	$63.91

(1)	The weighted average grant date fair value for Options granted during the years ended December 31, 2015, 2014 and 2013 was $13.67 per share, $9.21 per share and $7.97 per share, respectively.

(2)
The aggregate intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $52.9 million, $50.8 million and $16.7 million, respectively. These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

(3)	The fair value of restricted shares vested during the years ended December 31, 2015, 2014 and 2013 was $10.2 million, $10.2 million and $13.9 million, respectively.

(4)	The fair value of restricted units vested during the years ended December 31, 2015, 2014 and 2013 was $5.8 million, $3.4 million and $5.1 million, respectively.

(5)	Includes performance awards granted under the executive compensation program.

The following table summarizes information regarding options outstanding and exercisable at December 31, 2015:

	Options Outstanding (1)			Options Exercisable (2)
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$18.70 to $24.93	865,289	3.10	$23.07	865,289	$23.07
$24.94 to $37.39	634,733	4.10	$32.97	634,733	$32.97
$37.40 to $43.62	446,345	1.17	$40.53	446,345	$40.53
$43.63 to $49.86	2,056	4.83	$48.63	2,056	$48.63
$49.87 to $56.09	1,969,539	5.58	$53.96	1,278,111	$54.06
$56.10 to $62.32	1,648,650	6.92	$58.65	1,209,674	$59.44
$68.56 to $74.78	2,353	9.49	$71.35	—	—
$74.79 to $81.01	165,400	9.11	$80.27	782	$80.27
$18.70 to $81.01	5,734,365	5.19	$48.04	4,436,990	$45.11
Vested and expected to vest as of December 31, 2015	5,696,241	5.07	$47.96

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of December 31, 2015 is $191.6 million.

(2)	The aggregate intrinsic value and weighted average remaining contractual life in years of options exercisable as of December 31, 2015 is $161.9 million and 4.6 years, respectively.
Note: The aggregate intrinsic values in Notes (1) and (2) above were both calculated as the excess, if any, between the Company’s closing share price of $81.59 per share on December 31, 2015 and the strike price of the underlying awards.

As of December 31, 2014 and 2013, 5,011,784 Options (with a weighted average exercise price of $42.18) and 6,046,489 Options (with a weighted average exercise price of $38.76) were exercisable, respectively.

13.	Employee Plans

The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of EQR. In 2003, EQR's shareholders approved an increase in the aggregate number of Common Shares available under the ESPP to 7,000,000 (from 2,000,000). The Company has 2,970,072 Common Shares available for purchase under the ESPP at December 31, 2015. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. The following table summarizes information regarding the Common Shares issued under the ESPP (the net proceeds noted below were contributed to ERPOP in exchange for OP Units):

	Year Ended December 31,
	2015	2014	2013
	(Amounts in thousands except share and per share amounts)
Shares issued	68,462	68,807	73,468
Issuance price ranges	$63.70 – $65.90	$45.90 – $55.95	$44.26 – $48.17
Issuance proceeds	$4,404	$3,392	$3,401

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria. Prior to 2014, the Company matched dollar for dollar up to the first 3% of eligible compensation that a participant contributed to the 401(k) Plan. Beginning January 1, 2014, the Company increased its match to 4% of eligible compensation that a participant contributes to the 401(k) Plan for all employees except those defined as highly compensated employees, whose match remains at 3%. Participants are vested in the Company’s contributions over five years. The Company recognized an expense in the amount of $5.5 million, $5.2 million and $4.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company established the SERP to provide certain officers and trustees an opportunity to defer a portion of their eligible compensation in order to save for retirement. The SERP is restricted to investments in Common Shares, certain marketable securities that have been specifically approved and cash equivalents. The deferred compensation liability represented in the SERP and the securities issued to fund such deferred compensation liability are consolidated by the Company and carried on the Company’s balance sheet, and the Company’s Common Shares held in the SERP are accounted for as a reduction to paid in capital (included in general partner's capital in the Operating Partnership's financial statements).

14.	Distribution Reinvestment Plan

On November 18, 2011, the Company filed with the SEC a Form S-3 Registration Statement to register 4,850,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan (the "2011 DRIP"), which included the remaining shares available for issuance under a 2008 registration, which terminated as of such date. The registration statement was automatically declared effective the same day and was to expire at the earlier of the date on which all 4,850,000 shares had been issued or November 18, 2014. On September 30, 2014, the Company filed with the SEC a Form S-3 Registration Statement to register 4,790,000 Common Shares under an amended Distribution Reinvestment Plan (the "2014 DRIP"), which included the remaining shares available for issuance under the 2011 DRIP, which terminated as of such date. The registration was automatically declared effective the same day and will expire when all 4,790,000 shares have been issued. The Company has 4,775,789 Common Shares available for issuance under the 2014 DRIP at December 31, 2015.

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

Pursuant to the terms of its partnership agreement, ERPOP is required to reimburse EQR for all expenses incurred by EQR in excess of income earned by EQR through its indirect 1% ownership of various entities. Amounts paid on behalf of EQR are reflected in the consolidated statements of operations and comprehensive income as general and administrative expenses.

The Company leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees. The lease terminates on January 31, 2022. Amounts incurred for such office space for the years ended December 31, 2015, 2014 and 2013, respectively, were approximately $2.6 million, $2.5 million and $1.7 million. The Company believes these amounts equal market rates for such rental space.

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

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built certain of its properties in violation of the accessibility requirements of the Fair Housing Act and Americans With Disabilities Act. The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys' fees. The Company believes it has a number of viable defenses, including that a majority of the named properties were completed before the operative dates of the statutes in question and/or were not designed or built by the Company. Accordingly, the Company is defending the suit vigorously. Due to the pendency of the Company's defenses and the uncertainty of many other critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at December 31, 2015. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.

The Company has established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the year ended December 31, 2015, the Company recorded a reduction to the reserve of approximately $3.0 million, resulting in a total reserve of approximately $3.0 million at December 31, 2015. While no assurances can be given, the Company does not believe that the ultimate resolution of these litigation matters, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of December 31, 2015, the Company has 10 wholly owned projects totaling 3,989 apartment units in various stages of development with commitments to fund of approximately $762.3 million and estimated completion dates ranging through September 30, 2017, as well as other completed development projects that are in various stages of lease up or are stabilized.

As of December 31, 2015, the Company has two completed unconsolidated development projects that are stabilized. Both projects were co-developed with the same third party development partner in different ventures. The development venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company currently has no further funding obligations related to these projects. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the projects and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing operations. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements. See Note 6 for further discussion.

During the years ended December 31, 2015, 2014 and 2013, total operating lease payments expensed for office space, including a portion of real estate taxes, insurance, repairs and utilities, and including rent due under 12 ground leases, aggregated $17.8 million, $14.7 million and $13.2 million, respectively.

The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with its Vice Chairman and two former chief executive officers (one of which was fully paid out in January 2013). During the years ended December 31, 2015, 2014 and 2013, the Company recognized compensation expense of $0.4 million, $0.5 million and $0.5 million, respectively, related to these agreements.

The following table summarizes the Company’s contractual obligations for minimum rent payments under operating leases and deferred compensation for the next five years and thereafter as of December 31, 2015:

(Payments)/Receipts Due by Year (in thousands)
	2016	2017	2018	2019	2020	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$(15,723)	$(15,721)	$(15,712)	$(15,567)	$(15,158)	$(839,521)	$(917,402)
Minimum Rent Receipts (b)	70,360	56,759	50,134	45,956	42,050	210,149	475,408
Other Long-Term Liabilities:
Deferred Compensation (c)	(1,387)	(1,724)	(1,724)	(1,130)	(1,080)	(4,797)	(11,842)

(a)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for 12 properties.

(b)	Minimum basic rent receipts due for various retail/commercial space where the Company is the lessor.

(c)	Estimated payments to the Company's Chairman, Vice Chairman and one former CEO based on actual and planned retirement dates.

17.	Reportable Segments

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company's operating performance geographically by market and both on a same store and non-same store basis. The Company’s operating segments located in its core markets and two of its non-core markets represent its reportable segments (with the aggregation of Los Angeles, Orange County and San Diego into the Southern California reportable segment). The Company's operating segments located in its non-core – other markets that are not material have also been aggregated in the tables presented below. See also Note 4 for further discussion of the Starwood Transaction and the operating segments/locations in which properties are being sold.

The Company’s fee and asset management and development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the "Other" category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2015, 2014 or 2013.

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

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively (amounts in thousands):

	Year Ended December 31,
	2015	2014	2013
Rental income	$2,736,578	$2,605,311	$2,378,004
Property and maintenance expense	(479,160)	(473,098)	(449,427)
Real estate taxes and insurance expense	(339,802)	(325,401)	(293,999)
Property management expense	(81,185)	(79,636)	(84,342)
Total operating expenses	(900,147)	(878,135)	(827,768)
Net operating income	$1,836,431	$1,727,176	$1,550,236

The following tables present NOI for each segment from our rental real estate specific to continuing operations for the years ended December 31, 2015, 2014 and 2013, respectively, as well as total assets and capital expenditures at December 31, 2015 and 2014, respectively (amounts in thousands):

	Year Ended December 31, 2015			Year Ended December 31, 2014			Year Ended December 31, 2013
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Boston	$252,620	$81,176	$171,444	$244,612	$77,408	$167,204	$244,370	$78,249	$166,121
New York	474,850	176,654	298,196	455,598	170,549	285,049	438,366	165,329	273,037
San Francisco	376,073	108,003	268,070	340,252	106,425	233,827	312,345	108,218	204,127
Seattle	164,319	50,079	114,240	153,197	50,377	102,820	146,109	49,169	96,940
Southern California	433,431	136,559	296,872	410,094	135,091	275,003	401,516	137,667	263,849
Washington D.C.	455,341	149,190	306,151	451,973	145,523	306,450	448,520	140,708	307,812
Non-core – South Florida	202,714	72,792	129,922	191,729	70,295	121,434	182,620	69,475	113,145
Non-core – Denver	120,938	31,708	89,230	111,190	30,811	80,379	103,124	30,567	72,557
Non-core – other	86,419	31,719	54,700	82,745	30,858	51,887	97,380	36,483	60,897
Total same store	2,566,705	837,880	1,728,825	2,441,390	817,337	1,624,053	2,374,350	815,865	1,558,485

Non-same store/other (2) (3)
Boston	9,028	2,570	6,458	3,637	841	2,796	2,728	651	2,077
New York	9,835	7,460	2,375	42	92	(50)	—	—	—
San Francisco	6,408	2,974	3,434	15	147	(132)	—	—	—
Seattle	22,199	6,478	15,721	6,951	2,172	4,779	4,387	1,336	3,051
Southern California	71,719	26,264	45,455	49,663	19,518	30,145	15,016	6,846	8,170
Washington D.C.	21,822	6,313	15,509	17,927	6,115	11,812	13,562	4,086	9,476
Non-core – South Florida	7,912	2,830	5,082	5,480	2,619	2,861	390	810	(420)
Other (3)	20,950	7,378	13,572	80,206	29,294	50,912	59,994	34,903	25,091
Total non-same store/other	169,873	62,267	107,606	163,921	60,798	103,123	96,077	48,632	47,445

Archstone pre-ownership (4)	—	—	—	—	—	—	(92,423)	(36,729)	(55,694)
Total	$2,736,578	$900,147	$1,836,431	$2,605,311	$878,135	$1,727,176	$2,378,004	$827,768	$1,550,236

(1)
For the years ended December 31, 2015 and 2014, same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2014, less properties subsequently sold, which represented 96,286 apartment units. For the year ended December 31, 2013, same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2013, less properties subsequently sold, which represented 97,911 apartment units and also includes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(2)
For the years ended December 31, 2015 and 2014, non-same store primarily includes properties acquired after January 1, 2014, plus any properties in lease-up and not stabilized as of January 1, 2014. For the year ended December 31, 2013, non-same store primarily includes properties acquired after January 1, 2013, plus any properties in lease-up and not stabilized as of January 1, 2013, but excludes 18,465 stabilized apartment units acquired in the Archstone Acquisition that are owned and managed by the Company.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold in 2014 and 2015 that do not meet the new discontinued operations criteria.

(4)	Represents pro forma Archstone pre-ownership results for the period January 1, 2013 to February 27, 2013 that is included in 2013 same store results.

	Year Ended December 31, 2015		Year Ended December 31, 2014
	Total Assets	Capital Expenditures	Total Assets	Capital Expenditures
Same store (1)
Boston	$1,840,812	$18,759	$1,897,740	$19,254
New York	4,585,328	19,273	4,647,269	22,118
San Francisco	2,653,629	25,813	2,718,174	26,994
Seattle	1,058,090	13,565	1,087,575	14,333
Southern California	2,725,230	29,729	2,809,390	26,713
Washington D.C.	4,169,317	35,522	4,282,317	44,607
Non-core – South Florida	1,109,699	16,297	1,135,553	14,335
Non-core – Denver	506,317	8,341	520,537	5,863
Non-core – other	322,281	6,115	333,398	4,743
Total same store	18,970,703	173,414	19,431,953	178,960

Non-same store/other (2) (3)
Boston	171,832	629	48,323	699
New York	364,475	(8)	356,064	12
San Francisco	262,851	6	218,415	—
Seattle	453,111	457	335,086	918
Southern California	911,728	6,360	851,812	1,968
Washington D.C.	235,841	677	243,174	467
Non-core – South Florida	64,854	42	67,834	8
Other (3)	1,721,933	536	1,397,953	2,925
Total non-same store/other	4,186,625	8,699	3,518,661	6,997
Total	$23,157,328	$182,113	$22,950,614	$185,957

(1)	Same store primarily includes all properties acquired or completed and stabilized prior to January 1, 2014, less properties subsequently sold, which represented 96,286 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2014, plus any properties in lease-up and not stabilized as of January 1, 2014.

(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
Note: Markets/Metro Areas included in the above Southern California and Non-core – other segments are as follows:
(a) Southern California – Los Angeles, Orange County and San Diego.
(b) Non-core – other – Inland Empire, CA, New England (excluding Boston) and Phoenix.

18.	Subsequent Events/Other

Subsequent Events

Subsequent to December 31, 2015, the Company:

•
Completed the sale of 72 properties consisting of 23,262 apartment units to controlled affiliates of Starwood Capital Group for $5.365 billion on January 26 and 27, 2016 (see Note 4 for further discussion);

•	Sold River Tower in New York, NY consisting of 323 apartment units for $390.0 million;

•	Sold Woodland Park in East Palo Alto, CA consisting of 1,811 apartment units for $412.5 million;

•	In addition to the Starwood Transaction and the sales discussed above, sold six other properties consisting of 766 apartment units and one land parcel for $162.7 million;

•
Retired approximately $1.7 billion in debt principal prior to scheduled maturity using proceeds from the Starwood Transaction and other sales discussed above and incurred approximately $112.4 million in prepayment penalties associated with these debt extinguishments. The payoffs included the following secured and unsecured debt:

◦	Repaid $440.8 million of 6.256% mortgage debt held in a Fannie Mae loan pool maturing in 2017 and incurred a prepayment penalty of approximately $29.3 million;

◦	Repaid $41.8 million of various tax-exempt mortgage bonds maturing in 2026 through 2034 and incurred a prepayment penalty of approximately $0.2 million;

◦	Repaid $228.9 million of 5.125% unsecured notes maturing in 2016 and incurred a prepayment penalty of approximately $1.4 million;

◦	Repaid $400.0 million of 5.375% unsecured notes maturing in 2016 and incurred a prepayment penalty of approximately $9.5 million;

◦	Repaid $255.9 million of 5.750% unsecured notes maturing in 2017 and incurred a prepayment penalty of approximately $16.5 million;

◦	Repaid $46.1 million of 7.125% unsecured notes maturing in 2017 and incurred a prepayment penalty of approximately $4.6 million;

◦	Repaid $250.0 million of 4.625% unsecured notes maturing in 2021 and incurred a prepayment penalty of approximately $31.6 million;

◦	Repaid $48.0 million of 7.570% unsecured notes maturing in 2026 and incurred a prepayment penalty of approximately $19.3 million; and

•
Declared a special dividend of $8.00 per share/unit on February 22, 2016 that will be paid on March 10, 2016 to shareholders/unitholders of record as of March 3, 2016 using proceeds from the Starwood Transaction and other sales discussed above.

Other

During the years ended December 31, 2015, 2014 and 2013, the Company incurred charges of $1.0 million, $0.4 million and $0.3 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties (excluding the Archstone Transaction) and $3.2 million, $3.6 million and $5.2 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $4.2 million, $4.0 million and $5.5 million, respectively, are included in other expenses in the accompanying consolidated statements of operations and comprehensive income. See Note 4 for details on the property acquisition costs related to the Archstone Transaction.

During the years ended December 31, 2015 and 2014, the Company received $6.0 million and $2.8 million, respectively, for the settlement of various litigation/insurance claims, which are included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015	3/31	6/30	9/30	12/31
Total revenues	$666,371	$679,112	$696,289	$703,193
Operating income	218,171	246,184	257,501	286,964
Income from continuing operations	190,069	298,504	205,375	213,673
Discontinued operations, net	155	114	81	47
Net income *	190,224	298,618	205,456	213,720
Net income available to Common Shares	178,842	285,587	195,859	202,989
Earnings per share – basic:
Net income available to Common Shares	$0.49	$0.79	$0.54	$0.56
Weighted average Common Shares outstanding	363,098	363,476	363,579	363,828
Earnings per share – diluted:
Net income available to Common Shares	$0.49	$0.78	$0.53	$0.55
Weighted average Common Shares outstanding	380,327	380,491	380,663	381,220

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014	3/31	6/30	9/30	12/31
Total revenues	$633,442	$652,568	$664,078	$664,660
Operating income	199,259	228,310	243,274	250,532
Income from continuing operations	81,680	117,210	231,252	226,959
Discontinued operations, net	1,052	510	(62)	82
Net income *	82,732	117,720	231,190	227,041
Net income available to Common Shares	78,099	111,654	220,707	216,703
Earnings per share – basic:
Net income available to Common Shares	$0.22	$0.31	$0.61	$0.60
Weighted average Common Shares outstanding	360,470	360,809	361,409	362,018
Earnings per share – diluted:
Net income available to Common Shares	$0.22	$0.31	$0.61	$0.59
Weighted average Common Shares outstanding	376,384	377,118	377,954	378,886
* The Company did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2015 and 2014. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

ERP Operating Limited Partnership

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for per Unit amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015	3/31	6/30	9/30	12/31
Total revenues	$666,371	$679,112	$696,289	$703,193
Operating income	218,171	246,184	257,501	286,964
Income from continuing operations	190,069	298,504	205,375	213,673
Discontinued operations, net	155	114	81	47
Net income *	190,224	298,618	205,456	213,720
Net income available to Units	185,901	296,941	203,637	211,039
Earnings per Unit – basic:
Net income available to Units	$0.49	$0.79	$0.54	$0.56
Weighted average Units outstanding	376,696	377,063	377,147	377,380
Earnings per Unit – diluted:
Net income available to Units	$0.49	$0.78	$0.53	$0.55
Weighted average Units outstanding	380,327	380,491	380,663	381,220

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2014	3/31	6/30	9/30	12/31
Total revenues	$633,442	$652,568	$664,078	$664,660
Operating income	199,259	228,310	243,274	250,532
Income from continuing operations	81,680	117,210	231,252	226,959
Discontinued operations, net	1,052	510	(62)	82
Net income *	82,732	117,720	231,190	227,041
Net income available to Units	81,192	116,096	229,445	225,261
Earnings per Unit – basic:
Net income available to Units	$0.22	$0.31	$0.61	$0.60
Weighted average Units outstanding	374,201	374,551	375,116	375,711
Earnings per Unit – diluted:
Net income available to Units	$0.22	$0.31	$0.61	$0.59
Weighted average Units outstanding	376,384	377,118	377,954	378,886
* The Operating Partnership did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2015 and 2014. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
Overall Summary
December 31, 2015

	Properties (H)	Apartment Units (H)	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances (1)
Investment in Real Estate – Wholly Owned Unencumbered	211	52,513	$17,437,812,582	$(3,224,397,212)	$14,213,415,370	$—
Investment in Real Estate – Wholly Owned Encumbered	87	23,686	7,054,964,658	(1,464,311,726)	5,590,652,932	4,220,456,586
Investment in Real Estate – Wholly Owned Properties	298	76,199	24,492,777,240	(4,688,708,938)	19,804,068,302	4,220,456,586

Investment in Real Estate – Partially Owned Unencumbered	9	1,661	262,146,372	(96,031,075)	166,115,297	—
Investment in Real Estate – Partially Owned Encumbered	10	2,110	427,427,967	(120,665,999)	306,761,968	343,428,578
Investment in Real Estate – Partially Owned Properties	19	3,771	689,574,339	(216,697,074)	472,877,265	343,428,578

Total Investment in Real Estate	317	79,970	$25,182,351,579	$(4,905,406,012)	$20,276,945,567	$4,563,885,164

Real Estate Held For Sale – Wholly Owned Unencumbered	68	21,494	$3,118,799,507	$(1,075,431,644)	$2,043,367,863	$—
Real Estate Held For Sale – Wholly Owned Encumbered (2)	4	1,768	241,545,360	(103,778,656)	137,766,704	140,985,116
Total Real Estate Held For Sale	72	23,262	$3,360,344,867	$(1,179,210,300)	$2,181,134,567	$140,985,116

Total Unencumbered Properties	288	75,668	$20,818,758,461	$(4,395,859,931)	$16,422,898,530	$—
Total Encumbered Properties	101	27,564	7,723,937,985	(1,688,756,381)	6,035,181,604	4,704,870,280
Total Investment in Real Estate and Real Estate Held For Sale	389	103,232	$28,542,696,446	$(6,084,616,312)	$22,458,080,134	$4,704,870,280

(1)	See attached Encumbrances Reconciliation.

(2)	Includes certain mortgage debt that was required to be paid off prior to closing the Starwood Transaction.

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
Encumbrances Reconciliation
December 31, 2015

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Partially Owned Encumbrances	Wholly Owned Encumbrances	Total Amount
EQR-Fanwell 2007 LP	4	I	$—	$300,000,000	$300,000,000
EQR-Wellfan 2008 LP (R)	10	J	—	550,000,000	550,000,000
ASN-Fannie Mae 3	5	K	24,223,525	438,177,000	462,400,525
Archstone Master Property Holdings LLC	13	L	—	800,000,000	800,000,000
Portfolio/Entity Encumbrances	32		24,223,525	2,088,177,000	2,112,400,525
Property Encumbrances – Investment in Real Estate			319,205,053	2,132,279,586	2,451,484,639
Total Encumbrances – Investment in Real Estate			343,428,578	4,220,456,586	4,563,885,164
Property Encumbrances – Real Estate Held For Sale			—	140,985,116	140,985,116
Total Encumbrances per Financial Statements			$343,428,578	$4,361,441,702	$4,704,870,280

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation
(Amounts in thousands)
The changes in total real estate for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance, beginning of year	$27,675,383	$26,800,948	$21,008,429
Acquisitions and development	964,645	1,121,423	9,273,492
Improvements	186,104	191,243	139,950
Dispositions and other	(283,435)	(438,231)	(3,620,923)
Balance, end of year (1)	$28,542,697	$27,675,383	$26,800,948

The changes in accumulated depreciation for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Balance, beginning of year	$5,432,805	$4,807,709	$4,912,221
Depreciation	765,895	758,861	1,013,353
Dispositions and other	(114,084)	(133,765)	(1,117,865)
Balance, end of year (1)	$6,084,616	$5,432,805	$4,807,709

(1) Balances at December 31, 2015 include assets classified as real estate held for sale

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/15
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/15 (B)	Encumbrances
Investment in Real Estate – Wholly Owned Unencumbered:
100 K Street	Washington, D.C.	—	(F)	—	$15,600,000	$3,409,415	$—	$15,600,000	$3,409,415	$19,009,415	$—	$19,009,415	$—
170 Amsterdam	New York, NY	G	2015	236	—	111,609,104	3,648	—	111,612,752	111,612,752	(2,550,383)	109,062,369	—
175 Kent	Brooklyn, NY	G	2011	113	22,037,831	53,962,169	1,187,580	22,037,831	55,149,749	77,187,580	(10,449,629)	66,737,951	—
180 Montague (fka Brooklyn Heights)	Brooklyn, NY	G	2000	193	32,400,000	92,675,228	1,964,453	32,400,000	94,639,681	127,039,681	(13,281,633)	113,758,048	—
1111 Belle Pre (fka The Madison)	Alexandria, VA	G	2014	360	18,937,702	92,822,313	109,202	18,937,702	92,931,515	111,869,217	(8,083,006)	103,786,211	—
1210 Mass	Washington, D.C.	G	2004	144	9,213,512	36,559,189	1,158,827	9,213,512	37,718,016	46,931,528	(14,010,670)	32,920,858	—
1401 E. Madison	Seattle, WA	—	(F)	—	10,394,673	2,735,646	—	10,394,673	2,735,646	13,130,319	—	13,130,319	—
1500 Mass Ave	Washington, D.C.	G	1951	556	54,638,298	40,361,702	13,920,874	54,638,298	54,282,576	108,920,874	(18,412,591)	90,508,283	—
1800 Oak (fka Rosslyn)	Arlington, VA	G	2003	314	31,400,000	109,005,734	2,461,258	31,400,000	111,466,992	142,866,992	(15,629,471)	127,237,521	—
200 N Lemon Street	Anaheim, CA	—	(F)	—	5,865,235	3,722,655	—	5,865,235	3,722,655	9,587,890	—	9,587,890	—
2nd & Pine (fka 204-206 Pine Street/1610 2nd Avenue)	Seattle, WA	G	(F)	—	22,323,720	73,357,643	—	22,323,720	73,357,643	95,681,363	—	95,681,363	—
2201 Pershing Drive	Arlington, VA	G	2012	188	11,321,198	49,674,175	2,036,904	11,321,198	51,711,079	63,032,277	(7,033,954)	55,998,323	—
2201 Wilson	Arlington, VA	G	2000	219	21,900,000	78,724,663	1,495,753	21,900,000	80,220,416	102,120,416	(11,064,780)	91,055,636	—
2400 M St	Washington, D.C.	G	2006	359	30,006,593	114,013,785	3,650,345	30,006,593	117,664,130	147,670,723	(41,374,875)	106,295,848	—
315 on A	Boston, MA	G	2013	202	14,450,070	115,824,930	169,215	14,450,070	115,994,145	130,444,215	(6,171,735)	124,272,480	—
340 Fremont (fka Rincon Hill)	San Francisco, CA	—	(F)	—	42,000,000	176,850,680	—	42,000,000	176,850,680	218,850,680	—	218,850,680	—
45 Worthington	Boston, MA	—	(F)	—	—	1,648,869	—	—	1,648,869	1,648,869	—	1,648,869	—
420 East 80th Street	New York, NY	—	1961	155	39,277,000	23,026,984	4,002,776	39,277,000	27,029,760	66,306,760	(11,554,868)	54,751,892	—
425 Mass	Washington, D.C.	G	2009	559	28,150,000	138,600,000	3,574,977	28,150,000	142,174,977	170,324,977	(34,957,838)	135,367,139	—
455 I Street (fka 443-459 Eye Street)	Washington, D.C.	G	(F)	—	12,762,857	16,214,611	—	12,762,857	16,214,611	28,977,468	—	28,977,468	—
4885 Edgemoor Lane	Bethesda, MD	—	(F)	—	—	875,185	—	—	875,185	875,185	—	875,185	—
4th and Hill	Los Angeles, CA	—	(F)	—	13,131,456	5,642,930	—	13,131,456	5,642,930	18,774,386	—	18,774,386	—
600 Washington	New York, NY	G	2004	135	32,852,000	43,140,551	580,906	32,852,000	43,721,457	76,573,457	(16,469,799)	60,103,658	—
660 Washington (fka Boston Common)	Boston, MA	G	2006	420	106,100,000	166,311,679	1,378,724	106,100,000	167,690,403	273,790,403	(23,978,444)	249,811,959	—
70 Greene	Jersey City, NJ	G	2010	480	28,108,899	236,763,553	838,875	28,108,899	237,602,428	265,711,327	(50,058,634)	215,652,693	—
71 Broadway	New York, NY	G	1997	238	22,611,600	77,492,171	12,183,139	22,611,600	89,675,310	112,286,910	(35,917,280)	76,369,630	—
77 Bluxome	San Francisco, CA	—	2007	102	5,249,124	18,609,876	175,686	5,249,124	18,785,562	24,034,686	(3,551,433)	20,483,253	—
777 Sixth	New York, NY	G	2002	294	65,352,706	65,747,294	1,708,867	65,352,706	67,456,161	132,808,867	(22,000,130)	110,808,737	—
88 Hillside	Daly City, CA	G	2011	95	7,786,800	31,587,325	1,740,889	7,786,800	33,328,214	41,115,014	(5,965,778)	35,149,236	—
855 Brannan (fka 801 Brannan)	San Francisco, CA	G	(F)	—	41,363,921	59,118,300	—	41,363,921	59,118,300	100,482,221	—	100,482,221	—
Abington Glen	Abington, MA	—	1968	90	553,105	3,697,396	2,707,619	553,105	6,405,015	6,958,120	(4,378,376)	2,579,744	—
Alban Towers	Washington, D.C.	—	1934	229	18,900,000	89,794,201	646,083	18,900,000	90,440,284	109,340,284	(12,554,736)	96,785,548	—
Altitude (fka Village at Howard Hughes, The (Lots 1 & 2))	Los Angeles, CA	—	(F)	—	43,783,485	110,209,151	—	43,783,485	110,209,151	153,992,636	—	153,992,636	—
Alton, The (fka Millikan)	Irvine, CA	—	(F)	—	11,049,027	64,366,946	—	11,049,027	64,366,946	75,415,973	—	75,415,973	—
Arbor Terrace	Sunnyvale, CA	—	1979	175	9,057,300	18,483,642	2,639,125	9,057,300	21,122,767	30,180,067	(13,158,508)	17,021,559	—
Arboretum (MA)	Canton, MA	—	1989	156	4,685,900	10,992,751	4,207,099	4,685,900	15,199,850	19,885,750	(8,869,308)	11,016,442	—
Artisan on Second	Los Angeles, CA	—	2008	118	8,000,400	36,074,600	469,032	8,000,400	36,543,632	44,544,032	(7,896,054)	36,647,978	—
Artistry Emeryville (fka Emeryville)	Emeryville, CA	—	1994	261	12,300,000	61,466,267	1,771,039	12,300,000	63,237,306	75,537,306	(9,620,717)	65,916,589	—
Avenue Two	Redwood City, CA	—	1972	123	7,995,000	18,005,000	1,647,581	7,995,000	19,652,581	27,647,581	(4,179,196)	23,468,385	—
Azure (at Mission Bay)	San Francisco, CA	—	2015	273	32,855,115	150,600,329	629	32,855,115	150,600,958	183,456,073	(2,077,524)	181,378,549	—
Bay Hill	Long Beach, CA	—	2002	160	7,600,000	27,437,239	1,934,347	7,600,000	29,371,586	36,971,586	(11,990,933)	24,980,653	—
Beatrice, The	New York, NY	G	2010	302	114,351,405	165,648,595	676,595	114,351,405	166,325,190	280,676,595	(29,116,223)	251,560,372	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	—	2000	1	63,158	248,929	(5,320)	63,158	243,609	306,767	—	306,767	—
Belle Fontaine	Marina Del Rey, CA	—	2003	102	9,098,808	28,701,192	473,126	9,098,808	29,174,318	38,273,126	(5,588,486)	32,684,640	—
Berkeley Land	Berkeley, CA	—	(F)	—	14,108,910	11,357,375	—	14,108,910	11,357,375	25,466,285	—	25,466,285	—
Bradford Apartments	Newington, CT	—	1964	64	401,091	2,681,210	961,845	401,091	3,643,055	4,044,146	(2,066,615)	1,977,531	—
Breakwater at Marina Del Rey	Marina Del Rey, CA	—	1964-1969	224	—	73,189,262	649,866	—	73,839,128	73,839,128	(11,205,489)	62,633,639	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/15
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/15 (B)	Encumbrances
Briar Knoll Apts	Vernon, CT	—	1986	150	928,972	6,209,988	2,633,266	928,972	8,843,254	9,772,226	(4,794,357)	4,977,869	—
Briarwood (CA)	Sunnyvale, CA	—	1985	192	9,991,500	22,247,278	3,514,394	9,991,500	25,761,672	35,753,172	(14,944,409)	20,808,763	—
Bridford Lakes II	Greensboro, NC	—	(F)	—	1,100,564	792,508	—	1,100,564	792,508	1,893,072	—	1,893,072	—
Brooklyner, The (fka 111 Lawrence)	Brooklyn, NY	G	2010	490	40,099,922	221,438,631	1,387,079	40,099,922	222,825,710	262,925,632	(38,804,697)	224,120,935	—
Cambridge Park	Cambridge, MA	G	2002	312	31,200,000	106,048,587	2,123,216	31,200,000	108,171,803	139,371,803	(15,523,923)	123,847,880	—
Carlyle Mill	Alexandria, VA	—	2002	317	10,000,000	51,367,913	7,134,848	10,000,000	58,502,761	68,502,761	(26,086,693)	42,416,068	—
Cascade	Seattle, WA	G	(F)	—	23,751,564	43,951,916	—	23,751,564	43,951,916	67,703,480	—	67,703,480	—
Centennial (fka Centennial Court & Centennial Tower)	Seattle, WA	G	1991/2001	408	9,700,000	70,080,378	8,150,667	9,700,000	78,231,045	87,931,045	(30,555,738)	57,375,307	—
Centre Club Combined	Ontario, CA	—	1994 & 2002	412	7,436,000	33,014,789	6,071,471	7,436,000	39,086,260	46,522,260	(20,011,745)	26,510,515	—
Church Corner	Cambridge, MA	G	1987	85	5,220,000	16,744,643	2,021,207	5,220,000	18,765,850	23,985,850	(7,784,093)	16,201,757	—
City Gate at Cupertino (fka Cupertino)	Cupertino, CA	—	1998	311	40,400,000	95,937,046	3,164,548	40,400,000	99,101,594	139,501,594	(13,831,042)	125,670,552	—
City Pointe	Fullerton, CA	G	2004	183	6,863,792	36,476,208	799,333	6,863,792	37,275,541	44,139,333	(10,525,198)	33,614,135	—
City Square Bellevue (fka Bellevue)	Bellevue, WA	G	1998	191	15,100,000	41,876,257	2,633,430	15,100,000	44,509,687	59,609,687	(6,132,286)	53,477,401	—
Clarendon, The	Arlington, VA	G	2005	292	30,400,340	103,824,660	2,066,458	30,400,340	105,891,118	136,291,458	(22,819,650)	113,471,808	—
Cleo, The	Los Angeles, CA	—	1989	92	6,615,467	14,829,335	3,799,207	6,615,467	18,628,542	25,244,009	(7,638,498)	17,605,511	—
Corcoran House at DuPont Circle (fka DuPont Circle)	Washington, D.C.	G	1961	137	13,500,000	26,913,113	1,352,210	13,500,000	28,265,323	41,765,323	(4,701,324)	37,063,999	—
Courthouse Plaza	Arlington, VA	G	1990	396	—	87,386,024	3,941,196	—	91,327,220	91,327,220	(14,489,207)	76,838,013	—
Creekside (San Mateo)	San Mateo, CA	—	1985	192	9,606,600	21,193,232	3,681,274	9,606,600	24,874,506	34,481,106	(14,783,421)	19,697,685	—
Cronins Landing	Waltham, MA	G	1998	281	32,300,000	85,119,324	3,008,274	32,300,000	88,127,598	120,427,598	(12,711,972)	107,715,626	—
Crystal Place	Arlington, VA	—	1986	181	17,200,000	47,918,975	2,609,270	17,200,000	50,528,245	67,728,245	(7,196,001)	60,532,244	—
Dean Estates	Taunton, MA	—	1984	58	498,080	3,329,560	840,538	498,080	4,170,098	4,668,178	(2,431,087)	2,237,091	—
Eagle Canyon	Chino Hills, CA	—	1985	252	1,808,900	16,274,361	8,358,167	1,808,900	24,632,528	26,441,428	(16,229,794)	10,211,634	—
Edgemont at Bethesda Metro	Bethesda, MD	—	1989	122	13,092,552	43,907,448	947,391	13,092,552	44,854,839	57,947,391	(8,612,518)	49,334,873	—
Elevé	Glendale, CA	G	2013	208	14,080,560	56,419,440	186,855	14,080,560	56,606,295	70,686,855	(5,258,108)	65,428,747	—
Emerson Place	Boston, MA	G	1962	444	14,855,000	57,566,636	18,997,536	14,855,000	76,564,172	91,419,172	(49,539,039)	41,880,133	—
Encinitas Heights (fka Encinitas)	Encinitas, CA	G	2002	120	12,000,000	29,207,497	294,376	12,000,000	29,501,873	41,501,873	(4,700,031)	36,801,842	—
Encore at Sherman Oaks, The	Sherman Oaks, CA	—	1988	174	8,700,000	25,446,003	1,110,902	8,700,000	26,556,905	35,256,905	(6,547,074)	28,709,831	—
Fountains at Emerald Park (fka Emerald Park)	Dublin, CA	—	2000	324	25,900,000	83,986,217	742,760	25,900,000	84,728,977	110,628,977	(12,566,319)	98,062,658	—
Fox Hill Apartments	Enfield, CT	—	1974	168	1,129,018	7,547,256	2,297,171	1,129,018	9,844,427	10,973,445	(5,478,777)	5,494,668	—
Fremont Center	Fremont, CA	G	2002	322	25,800,000	78,753,114	1,392,624	25,800,000	80,145,738	105,945,738	(11,547,488)	94,398,250	—
Gallery, The	Hermosa Beach, CA	—	1971	169	18,144,000	46,567,941	2,495,809	18,144,000	49,063,750	67,207,750	(18,185,915)	49,021,835	—
Gateway at Malden Center	Malden, MA	G	1988	203	9,209,780	25,722,666	13,139,391	9,209,780	38,862,057	48,071,837	(19,457,428)	28,614,409	—
Geary Court Yard	San Francisco, CA	—	1990	164	1,722,400	15,471,429	4,137,461	1,722,400	19,608,890	21,331,290	(11,745,089)	9,586,201	—
Glen Meadow	Franklin, MA	—	1971	288	2,339,330	16,133,588	4,187,941	2,339,330	20,321,529	22,660,859	(12,098,366)	10,562,493	—
Greenfield Village	Rocky Hill , CT	—	1965	151	911,534	6,093,418	827,545	911,534	6,920,963	7,832,497	(3,865,157)	3,967,340	—
Hampshire Place	Los Angeles, CA	—	1989	259	10,806,000	30,335,330	3,646,785	10,806,000	33,982,115	44,788,115	(14,251,207)	30,536,908	—
Harbor Steps	Seattle, WA	G	2000	758	59,387,158	158,829,432	15,887,513	59,387,158	174,716,945	234,104,103	(66,524,689)	167,579,414	—
Heritage at Stone Ridge	Burlington, MA	—	2005	180	10,800,000	31,808,335	1,471,640	10,800,000	33,279,975	44,079,975	(12,980,415)	31,099,560	—
Heritage Ridge	Lynwood, WA	—	1999	197	6,895,000	18,983,597	1,006,685	6,895,000	19,990,282	26,885,282	(8,656,120)	18,229,162	—
Heron Pointe	Boynton Beach, FL	—	1989	192	1,546,700	7,774,676	2,626,877	1,546,700	10,401,553	11,948,253	(7,058,305)	4,889,948	—
Hesby	North Hollywood, CA	—	2013	308	23,299,892	102,700,108	203,388	23,299,892	102,903,496	126,203,388	(9,214,042)	116,989,346	—
High Meadow	Ellington, CT	—	1975	100	583,679	3,901,774	1,342,073	583,679	5,243,847	5,827,526	(2,886,630)	2,940,896	—
Highland Glen	Westwood, MA	—	1979	180	2,229,095	16,828,153	2,895,346	2,229,095	19,723,499	21,952,594	(10,982,160)	10,970,434	—
Highland Glen II	Westwood, MA	—	2007	102	—	19,875,857	203,172	—	20,079,029	20,079,029	(6,387,155)	13,691,874	—
Highlands at Cherry Hill	Cherry Hills, NJ	—	2002	170	6,800,000	21,459,108	1,058,592	6,800,000	22,517,700	29,317,700	(8,801,180)	20,516,520	—
Highlands at South Plainfield	South Plainfield, NJ	—	2000	252	10,080,000	37,526,912	1,313,527	10,080,000	38,840,439	48,920,439	(14,496,059)	34,424,380	—
Hikari	Los Angeles, CA	G	2007	128	9,435,760	32,564,240	494,697	9,435,760	33,058,937	42,494,697	(6,882,542)	35,612,155	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/15
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/15 (B)	Encumbrances
Hudson Crossing	New York, NY	G	2003	259	23,420,000	69,977,699	2,026,803	23,420,000	72,004,502	95,424,502	(28,426,002)	66,998,500	—
Hudson Crossing II	New York, NY	—	(F)	—	10,599,286	2,025,249	—	10,599,286	2,025,249	12,624,535	—	12,624,535	—
Hudson Pointe	Jersey City, NJ	—	2003	182	5,350,000	41,114,074	3,378,496	5,350,000	44,492,570	49,842,570	(18,501,842)	31,340,728	—
Hunt Club II	Charlotte, NC	—	(F)	—	100,000	—	—	100,000	—	100,000	—	100,000	—
Ivory Wood	Bothell, WA	—	2000	144	2,732,800	13,888,282	874,464	2,732,800	14,762,746	17,495,546	(6,352,195)	11,143,351	—
Jia (fka Chinatown Gateway)	Los Angeles, CA	G	2014	280	14,791,831	76,010,218	115,966	14,791,831	76,126,184	90,918,015	(7,438,023)	83,479,992	—
Junction 47 (fka West Seattle)	Seattle, WA	G	2015	206	11,726,305	54,388,245	45	11,726,305	54,388,290	66,114,595	(684,861)	65,429,734	—
Kelvin, The	Irvine, CA	—	2015	194	15,521,552	64,853,448	10,657	15,521,552	64,864,105	80,385,657	(1,340,371)	79,045,286	—
Kendall Square II	Cambridge, MA	—	(F)	—	—	1,105,465	—	—	1,105,465	1,105,465	—	1,105,465	—
Landings at Port Imperial	W. New York, NJ	—	1999	276	27,246,045	37,741,050	7,917,500	27,246,045	45,658,550	72,904,595	(25,157,567)	47,747,028	—
Lincoln Heights	Quincy, MA	—	1991	336	5,928,400	33,595,262	12,316,194	5,928,400	45,911,456	51,839,856	(29,948,038)	21,891,818	—
Lindley Apartments	Encino, CA	—	2004	129	5,805,000	25,705,000	797,056	5,805,000	26,502,056	32,307,056	(6,457,391)	25,849,665	—
Lofts 590	Arlington, VA	—	2005	212	20,100,000	67,909,023	291,850	20,100,000	68,200,873	88,300,873	(9,179,835)	79,121,038	—
Lofts at Kendall Square (fka Kendall Square)	Cambridge, MA	—	1998	186	23,300,000	78,445,657	4,174,184	23,300,000	82,619,841	105,919,841	(11,149,971)	94,769,870	—
Longacre House	New York, NY	G	2000	293	73,170,045	53,962,510	1,449,025	73,170,045	55,411,535	128,581,580	(19,189,340)	109,392,240	—
Longfellow Place	Boston, MA	G	1975	710	47,096,917	153,899,994	73,147,489	47,096,917	227,047,483	274,144,400	(129,782,488)	144,361,912	—
Mantena	New York, NY	G	2012	98	22,346,513	61,501,158	492,732	22,346,513	61,993,890	84,340,403	(9,234,987)	75,105,416	—
Marina 41 (fka Marina Del Rey)	Marina Del Rey, CA	—	1973	623	—	168,842,442	4,909,098	—	173,751,540	173,751,540	(27,415,993)	146,335,547	—
Mariposa at Playa Del Rey (fka Playa Del Rey)	Playa Del Rey, CA	—	2004	354	60,900,000	89,311,482	4,016,502	60,900,000	93,327,984	154,227,984	(13,774,366)	140,453,618	—
Milano Lofts	Los Angeles, CA	G	1925/2006	99	8,125,216	27,378,784	381,581	8,125,216	27,760,365	35,885,581	(4,712,661)	31,172,920	—
Monte Viejo	Phoenix, AZ	—	2004	480	12,700,000	45,926,784	1,757,827	12,700,000	47,684,611	60,384,611	(19,906,193)	40,478,418	—
Mountain View Redevelopment	Mountain View, CA	—	(F)	—	—	6,539	—	—	6,539	6,539	—	6,539	—
Mozaic at Union Station	Los Angeles, CA	—	2007	272	8,500,000	52,529,446	1,554,378	8,500,000	54,083,824	62,583,824	(18,494,933)	44,088,891	—
Murray Hill Tower (fka Murray Hill)	New York, NY	G	1974	270	75,800,000	102,705,401	3,764,623	75,800,000	106,470,024	182,270,024	(17,676,937)	164,593,087	—
Northglen	Valencia, CA	—	1988	234	9,360,000	20,778,553	2,259,421	9,360,000	23,037,974	32,397,974	(12,381,522)	20,016,452	—
Northpark	Burlingame, CA	—	1972	510	38,607,000	77,472,217	11,916,802	38,607,000	89,389,019	127,996,019	(25,399,200)	102,596,819	—
Northridge	Pleasant Hill, CA	—	1974	221	5,527,800	14,691,705	10,416,100	5,527,800	25,107,805	30,635,605	(16,166,627)	14,468,978	—
Oak Park Combined	Agoura Hills, CA	—	1989 & 1990	444	3,390,700	30,517,274	9,019,341	3,390,700	39,536,615	42,927,315	(27,064,200)	15,863,115	—
Oakwood Boston	Boston, MA	G	1901	94	22,200,000	28,672,979	1,262,957	22,200,000	29,935,936	52,135,936	(4,761,170)	47,374,766	—
Oakwood Crystal City	Arlington, VA	—	1987	162	15,400,000	35,474,336	747,540	15,400,000	36,221,876	51,621,876	(5,451,482)	46,170,394	—
Oakwood Marina Del Rey	Marina Del Rey, CA	—	1969	597	—	120,795,359	2,191,084	—	122,986,443	122,986,443	(19,217,166)	103,769,277	—
Ocean Crest	Solana Beach, CA	—	1986	146	5,111,200	11,910,438	3,243,097	5,111,200	15,153,535	20,264,735	(9,238,961)	11,025,774	—
Odin (fka Tallman)	Seattle, WA	—	2015	301	16,807,519	63,101,811	241	16,807,519	63,102,052	79,909,571	(623,866)	79,285,705	—
Old Town Lofts	Redmond, WA	G	2014	149	7,740,467	44,146,181	159,751	7,740,467	44,305,932	52,046,399	(734,373)	51,312,026	—
One Henry Adams	San Francisco, CA	G	(F)	—	30,224,393	59,682,378	—	30,224,393	59,682,378	89,906,771	—	89,906,771	—
Pacific Place	Los Angeles, CA	—	2008	430	32,250,000	110,750,000	989,768	32,250,000	111,739,768	143,989,768	(13,998,683)	129,991,085	—
Parc 77	New York, NY	G	1903	137	40,504,000	18,025,679	5,558,590	40,504,000	23,584,269	64,088,269	(10,342,724)	53,745,545	—
Parc Cameron	New York, NY	G	1927	166	37,600,000	9,855,597	6,604,055	37,600,000	16,459,652	54,059,652	(8,709,483)	45,350,169	—
Parc Coliseum	New York, NY	G	1910	177	52,654,000	23,045,751	8,549,855	52,654,000	31,595,606	84,249,606	(14,193,545)	70,056,061	—
Parc East Towers	New York, NY	G	1977	324	102,163,000	108,989,402	8,398,427	102,163,000	117,387,829	219,550,829	(40,021,695)	179,529,134	—
Parc on Powell (fka 1333 Powell)	Emeryville, CA	G	2015	173	16,667,059	66,308,322	4,993	16,667,059	66,313,315	82,980,374	(1,386,523)	81,593,851	—
Park at Pentagon Row (fka Pentagon City)	Arlington, VA	G	1990	298	28,300,000	78,838,184	700,661	28,300,000	79,538,845	107,838,845	(11,504,796)	96,334,049	—
Park Connecticut	Washington, D.C.	—	2000	142	13,700,000	59,087,519	757,785	13,700,000	59,845,304	73,545,304	(8,000,115)	65,545,189	—
Park Hacienda (fka Hacienda)	Pleasanton, CA	—	2000	540	43,200,000	128,753,359	774,074	43,200,000	129,527,433	172,727,433	(19,900,917)	152,826,516	—
Park West (CA)	Los Angeles, CA	—	1987/1990	444	3,033,500	27,302,383	9,419,065	3,033,500	36,721,448	39,754,948	(24,776,986)	14,977,962	—
Parkside	Union City, CA	—	1979	208	6,246,700	11,827,453	3,981,119	6,246,700	15,808,572	22,055,272	(10,527,862)	11,527,410	—
Pearl, The	Seattle, WA	G	2008	80	6,972,585	26,527,415	—	6,972,585	26,527,415	33,500,000	—	33,500,000	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/15
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/15 (B)	Encumbrances
Pegasus	Los Angeles, CA	G	1949/2003	322	18,094,052	81,905,948	2,764,585	18,094,052	84,670,533	102,764,585	(19,826,265)	82,938,320	—
Phillips Park	Wellesley, MA	—	1988	49	816,922	5,460,955	1,157,352	816,922	6,618,307	7,435,229	(3,766,443)	3,668,786	—
Playa Pacifica	Hermosa Beach, CA	—	1972	285	35,100,000	33,473,822	12,699,944	35,100,000	46,173,766	81,273,766	(19,897,231)	61,376,535	—
Portofino	Chino Hills, CA	—	1989	176	3,572,400	14,660,994	3,510,897	3,572,400	18,171,891	21,744,291	(11,352,508)	10,391,783	—
Portofino (Val)	Valencia, CA	—	1989	216	8,640,000	21,487,126	3,296,844	8,640,000	24,783,970	33,423,970	(13,318,844)	20,105,126	—
Portside Towers	Jersey City, NJ	G	1992-1997	527	22,487,006	96,842,913	19,873,490	22,487,006	116,716,403	139,203,409	(71,088,414)	68,114,995	—
Potrero 1010	San Francisco, CA	G	(F)	—	40,830,011	133,910,937	—	40,830,011	133,910,937	174,740,948	—	174,740,948	—
Prado (fka Glendale)	Glendale, CA	—	1988	264	—	67,977,313	2,061,951	—	70,039,264	70,039,264	(9,953,439)	60,085,825	—
Prime, The	Arlington, VA	—	2002	256	32,000,000	64,436,539	1,301,267	32,000,000	65,737,806	97,737,806	(23,364,019)	74,373,787	—
Prism at Park Avenue South (fka 400 Park Avenue South)	New York, NY	G	2015	269	76,292,169	163,700,126	—	76,292,169	163,700,126	239,992,295	(5,492,140)	234,500,155	—
Promenade at Town Center I & II	Valencia, CA	—	2001	564	28,200,000	69,795,915	5,471,517	28,200,000	75,267,432	103,467,432	(33,050,350)	70,417,082	—
Quarry Hills	Quincy, MA	—	2006	316	26,900,000	84,411,162	813,007	26,900,000	85,224,169	112,124,169	(12,835,782)	99,288,387	—
Red 160 (fka Redmond Way)	Redmond, WA	G	2011	250	15,546,376	65,320,010	872,804	15,546,376	66,192,814	81,739,190	(11,437,349)	70,301,841	—
Redmond Court	Bellevue, WA	—	1977	206	10,300,000	33,488,745	722,527	10,300,000	34,211,272	44,511,272	(5,429,653)	39,081,619	—
Regency Palms	Huntington Beach, CA	—	1969	310	1,857,400	16,713,254	5,591,340	1,857,400	22,304,594	24,161,994	(15,853,559)	8,308,435	—
Renaissance Villas	Berkeley, CA	G	1998	34	2,458,000	4,542,000	148,126	2,458,000	4,690,126	7,148,126	(1,571,899)	5,576,227	—
Reserve at Mountain View (fka Mountian View)	Mountain View, CA	—	1965	180	27,000,000	33,029,605	2,601,273	27,000,000	35,630,878	62,630,878	(5,569,705)	57,061,173	—
Reserve at Potomac Yard	Alexandria, VA	—	2002	588	11,918,917	68,862,641	7,339,599	11,918,917	76,202,240	88,121,157	(31,804,125)	56,317,032	—
Reserve at Town Center I-III (WA)	Mill Creek, WA	G	2001, 2009, 2014	584	16,769,205	77,511,523	2,678,501	16,769,205	80,190,024	96,959,229	(24,170,095)	72,789,134	—
Residences at Westgate I (fka Westgate II)	Pasadena, CA	G	2014	252	17,859,785	107,725,435	37,183	17,859,785	107,762,618	125,622,403	(6,461,296)	119,161,107	—
Residences at Westgate II (fka Westgate III)	Pasadena, CA	G	2015	88	12,118,061	39,965,098	3,415	12,118,061	39,968,513	52,086,574	(1,103,584)	50,982,990	—
Rianna I	Seattle, WA	G	2000	78	2,268,160	14,864,482	500,196	2,268,160	15,364,678	17,632,838	(4,413,092)	13,219,746	—
Ridgewood Village I&II	San Diego, CA	—	1997	408	11,809,500	34,004,048	5,222,765	11,809,500	39,226,813	51,036,313	(21,544,992)	29,491,321	—
Riva Terra I (fka Redwood Shores)	Redwood City, CA	—	1986	304	34,963,355	84,587,658	1,065,313	34,963,355	85,652,971	120,616,326	(13,337,511)	107,278,815	—
Riva Terra II (fka Harborside)	Redwood City, CA	—	1986	149	17,136,645	40,536,531	1,657,715	17,136,645	42,194,246	59,330,891	(6,014,126)	53,316,765	—
River Tower	New York, NY	G	1982	323	118,669,441	98,880,559	6,922,776	118,669,441	105,803,335	224,472,776	(31,766,311)	192,706,465	—
Riverpark	Redmond, WA	G	2009	319	14,355,000	80,894,049	852,454	14,355,000	81,746,503	96,101,503	(15,145,119)	80,956,384	—
Rivers Bend (CT)	Windsor, CT	—	1973	373	3,325,517	22,573,826	3,383,538	3,325,517	25,957,364	29,282,881	(14,452,521)	14,830,360	—
Riverview Condominiums	Norwalk, CT	—	1991	92	2,300,000	7,406,730	2,560,055	2,300,000	9,966,785	12,266,785	(5,911,876)	6,354,909	—
Rolling Green (Milford)	Milford, MA	—	1970	304	2,012,350	13,452,150	6,536,428	2,012,350	19,988,578	22,000,928	(11,602,104)	10,398,824	—
Rosecliff II	Quincy, MA	—	2005	130	4,922,840	30,202,160	668,021	4,922,840	30,870,181	35,793,021	(6,606,758)	29,186,263	—
Sakura Crossing	Los Angeles, CA	G	2009	230	14,641,990	42,858,010	516,747	14,641,990	43,374,757	58,016,747	(10,000,868)	48,015,879	—
Seventh & James	Seattle, WA	—	1992	96	663,800	5,974,803	3,738,122	663,800	9,712,925	10,376,725	(6,665,425)	3,711,300	—
Sheffield Court	Arlington, VA	—	1986	597	3,342,381	31,337,332	13,786,422	3,342,381	45,123,754	48,466,135	(31,901,556)	16,564,579	—
Skycrest	Valencia, CA	—	1999	264	10,560,000	25,574,457	2,534,401	10,560,000	28,108,858	38,668,858	(15,040,496)	23,628,362	—
Skylark	Union City, CA	—	1986	174	1,781,600	16,731,916	3,437,547	1,781,600	20,169,463	21,951,063	(11,666,506)	10,284,557	—
Skyline Terrace	Burlingame, CA	—	1967 & 1987	138	16,836,000	35,414,000	4,411,395	16,836,000	39,825,395	56,661,395	(10,031,613)	46,629,782	—
Skyline Towers	Falls Church, VA	G	1971	939	78,278,200	91,485,591	35,113,125	78,278,200	126,598,716	204,876,916	(60,654,648)	144,222,268	—
SoMa II	San Francisco, CA	—	(F)	—	29,406,496	1,512,966	—	29,406,496	1,512,966	30,919,462	—	30,919,462	—
Sonterra at Foothill Ranch	Foothill Ranch, CA	—	1997	300	7,503,400	24,048,507	4,091,719	7,503,400	28,140,226	35,643,626	(16,219,354)	19,424,272	—
South City Station (fka South San Francisco)	San Francisco, CA	G	2007	360	68,900,000	79,476,861	2,029,236	68,900,000	81,506,097	150,406,097	(12,682,198)	137,723,899	—
South Winds	Fall River, MA	—	1971	404	2,481,821	16,780,359	5,786,341	2,481,821	22,566,700	25,048,521	(12,988,103)	12,060,418	—
Southwood	Palo Alto, CA	—	1985	100	6,936,600	14,324,069	3,133,285	6,936,600	17,457,354	24,393,954	(10,724,438)	13,669,516	—
Springbrook Estates	Riverside, CA	—	(F)	—	18,200,000	—	—	18,200,000	—	18,200,000	—	18,200,000	—
Square One	Seattle, WA	—	2014	112	7,222,544	26,277,456	11,820	7,222,544	26,289,276	33,511,820	(2,132,808)	31,379,012	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/15
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/15 (B)	Encumbrances
Summerset Village II	Chatsworth, CA	—	(F)	—	260,646	—	—	260,646	—	260,646	—	260,646	—
Summit & Birch Hill	Farmington, CT	—	1967	186	1,757,438	11,748,112	3,699,790	1,757,438	15,447,902	17,205,340	(9,010,282)	8,195,058	—
Summit at Sausalito (fka Sausalito)	Sausalito, CA	—	1978	198	26,000,000	28,435,024	3,038,378	26,000,000	31,473,402	57,473,402	(5,983,695)	51,489,707	—
Ten23 (fka 500 West 23rd Street)	New York, NY	G	2011	111	—	58,881,773	145,689	—	59,027,462	59,027,462	(8,159,767)	50,867,695	—
Terraces, The	San Francisco, CA	G	1975	117	14,087,610	16,314,151	792,092	14,087,610	17,106,243	31,193,853	(4,289,162)	26,904,691	—
Third Square	Cambridge, MA	G	2008/2009	471	26,767,171	218,822,728	3,752,897	26,767,171	222,575,625	249,342,796	(54,468,452)	194,874,344	—
Three20	Seattle, WA	G	2013	134	7,030,766	29,005,762	620,352	7,030,766	29,626,114	36,656,880	(2,968,086)	33,688,794	—
Town Center South Commercial Tract	St. Charles, MD	—	(F)	—	1,500,000	9,394	—	1,500,000	9,394	1,509,394	—	1,509,394	—
Town Square at Mark Center II	Alexandria, VA	—	2001	272	15,568,464	55,029,607	891,715	15,568,464	55,921,322	71,489,786	(15,215,629)	56,274,157	—
Trump Place, 140 Riverside	New York, NY	G	2003	354	103,539,100	94,082,725	5,016,383	103,539,100	99,099,108	202,638,208	(37,252,860)	165,385,348	—
Trump Place, 160 Riverside	New York, NY	G	2001	455	139,933,500	190,964,745	11,256,618	139,933,500	202,221,363	342,154,863	(74,504,178)	267,650,685	—
Trump Place, 180 Riverside	New York, NY	G	1998	516	144,968,250	138,346,681	9,992,673	144,968,250	148,339,354	293,307,604	(56,241,522)	237,066,082	—
Urbana (fka Market Street Landing)	Seattle, WA	G	2014	287	12,542,418	74,480,619	269,601	12,542,418	74,750,220	87,292,638	(6,439,418)	80,853,220	—
Uwajimaya Village	Seattle, WA	—	2002	176	8,800,000	22,188,288	528,472	8,800,000	22,716,760	31,516,760	(9,395,695)	22,121,065	—
Vantage Pointe	San Diego, CA	G	2009	679	9,403,960	190,596,040	7,589,101	9,403,960	198,185,141	207,589,101	(45,420,591)	162,168,510	—
Veloce	Redmond, WA	G	2009	322	15,322,724	76,176,594	451,368	15,322,724	76,627,962	91,950,686	(11,158,120)	80,792,566	—
Verde Condominium Homes (fka Mission Verde, LLC)	San Jose, CA	—	1986	108	5,190,700	9,679,109	4,136,146	5,190,700	13,815,255	19,005,955	(8,802,858)	10,203,097	—
Veridian (fka Silver Spring)	Silver Spring, MD	G	2009	457	18,539,817	130,407,365	1,610,778	18,539,817	132,018,143	150,557,960	(29,933,549)	120,624,411	—
Villa Solana	Laguna Hills, CA	—	1984	272	1,665,100	14,985,678	9,240,278	1,665,100	24,225,956	25,891,056	(17,544,510)	8,346,546	—
Village at Del Mar Heights, The (fka Del Mar Heights)	San Diego, CA	—	1986	168	15,100,000	40,859,396	452,196	15,100,000	41,311,592	56,411,592	(6,269,124)	50,142,468	—
Virginia Square	Arlington, VA	G	2002	231	—	85,940,003	2,314,664	—	88,254,667	88,254,667	(12,224,720)	76,029,947	—
Vista 99 (fka Tasman)	San Jose, CA	—	(F)	—	27,709,329	163,443,672	—	27,709,329	163,443,672	191,153,001	—	191,153,001	—
Vista Del Lago	Mission Viejo, CA	—	1986-1988	608	4,525,800	40,736,293	15,916,279	4,525,800	56,652,572	61,178,372	(41,596,423)	19,581,949	—
Vista on Courthouse	Arlington, VA	—	2008	220	15,550,260	69,449,740	1,252,472	15,550,260	70,702,212	86,252,472	(18,744,668)	67,507,804	—
Walden Park	Cambridge, MA	—	1966	232	12,448,888	52,044,448	3,777,135	12,448,888	55,821,583	68,270,471	(12,955,477)	55,314,994	—
Watertown Square	Watertown, MA	G	2005	134	16,800,000	34,074,056	492,605	16,800,000	34,566,661	51,366,661	(5,057,515)	46,309,146	—
Webster Green	Needham, MA	—	1985	77	1,418,893	9,485,006	1,325,106	1,418,893	10,810,112	12,229,005	(5,911,293)	6,317,712	—
West 96th	New York, NY	G	1987	207	84,800,000	67,055,502	2,339,801	84,800,000	69,395,303	154,195,303	(12,819,335)	141,375,968	—
West End Apartments (fka Emerson Place/ CRP II)	Boston, MA	G	2008	310	469,546	163,123,022	2,000,511	469,546	165,123,533	165,593,079	(44,450,837)	121,142,242	—
Westchester at Rockville	Rockville, MD	—	2009	192	10,600,000	44,135,207	361,408	10,600,000	44,496,615	55,096,615	(6,548,905)	48,547,710	—
Westmont	New York, NY	G	1986	163	64,900,000	61,143,259	1,305,267	64,900,000	62,448,526	127,348,526	(10,006,114)	117,342,412	—
Westside	Los Angeles, CA	—	2004	204	34,200,000	56,962,630	2,192,331	34,200,000	59,154,961	93,354,961	(8,309,849)	85,045,112	—
Westside Barrington (fka Westside Villas III)	Los Angeles, CA	—	1999	36	3,060,000	5,538,871	597,629	3,060,000	6,136,500	9,196,500	(3,105,675)	6,090,825	—
Westside Barry (Westside Villas VI)	Los Angeles, CA	—	1989	18	1,530,000	3,023,523	402,842	1,530,000	3,426,365	4,956,365	(1,787,554)	3,168,811	—
Westside Beloit (fka Westside Villas I)	Los Angeles, CA	—	1999	21	1,785,000	3,233,254	513,625	1,785,000	3,746,879	5,531,879	(1,945,537)	3,586,342	—
Westside Bundy (fka Westside Villas II)	Los Angeles, CA	—	1999	23	1,955,000	3,541,435	424,651	1,955,000	3,966,086	5,921,086	(1,996,405)	3,924,681	—
Westside Butler (fka Westside Villas IV)	Los Angeles, CA	—	1999	36	3,060,000	5,539,390	596,890	3,060,000	6,136,280	9,196,280	(3,111,743)	6,084,537	—
Westside Villas (fka Westside Villas V &VII)	Los Angeles, CA	—	1999 & 2001	113	9,605,000	19,983,385	1,877,050	9,605,000	21,860,435	31,465,435	(10,577,308)	20,888,127	—
Westwood Glen	Westwood, MA	—	1972	156	1,616,505	10,806,004	2,400,201	1,616,505	13,206,205	14,822,710	(7,265,245)	7,557,465	—
Windridge (CA)	Laguna Niguel, CA	—	1989	344	2,662,900	23,985,497	9,301,611	2,662,900	33,287,108	35,950,008	(23,042,811)	12,907,197	—
Wood Creek I	Pleasant Hill, CA	—	1987	256	9,729,900	23,009,768	6,723,042	9,729,900	29,732,810	39,462,710	(19,191,248)	20,271,462	—
Woodbridge (CT)	Newington, CT	—	1968	73	498,377	3,331,548	1,316,602	498,377	4,648,150	5,146,527	(2,687,633)	2,458,894	—
Woodland Park	East Palo Alto, CA	G	1953	1,811	74,900,178	61,407,965	10,172,148	74,900,178	71,580,113	146,480,291	(29,503,957)	116,976,334	—
Management Business	Chicago, IL	—	(D)	—	—	—	107,367,022	—	107,367,022	107,367,022	(84,488,405)	22,878,617	—
Operating Partnership	Chicago, IL	—	(F)	—	—	10,060,473	—	—	10,060,473	10,060,473	—	10,060,473	—
Investment in Real Estate – Wholly Owned Unencumbered				52,513	4,495,508,075	12,087,293,175	855,011,332	4,495,508,075	12,942,304,507	17,437,812,582	(3,224,397,212)	14,213,415,370	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/15
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/15 (B)	Encumbrances
Investment in Real Estate – Wholly Owned Encumbered:
101 West End	New York, NY	G	2000	506	190,600,000	131,374,708	2,576,456	190,600,000	133,951,164	324,551,164	(24,450,561)	300,100,603	106,080,734
1401 Joyce on Pentagon Row	Arlington, VA	—	2004	326	9,780,000	89,668,165	2,229,551	9,780,000	91,897,716	101,677,716	(25,254,785)	76,422,931	57,428,472
2501 Porter	Washington, D.C.	—	1988	202	13,000,000	75,271,179	2,533,202	13,000,000	77,804,381	90,804,381	(10,706,382)	80,097,999	(L)
300 East 39th (fka East 39th)	New York, NY	G	2001	254	48,900,000	96,174,639	1,477,085	48,900,000	97,651,724	146,551,724	(14,652,321)	131,899,403	60,075,893
303 East 83rd (fka Camargue)	New York, NY	G	1976	261	79,400,000	79,122,624	1,412,483	79,400,000	80,535,107	159,935,107	(13,348,028)	146,587,079	(L)
3003 Van Ness (fka Van Ness)	Washington, D.C.	—	1970	625	56,300,000	141,191,580	2,859,298	56,300,000	144,050,878	200,350,878	(22,215,124)	178,135,754	(K)
425 Broadway	Santa Monica, CA	G	2001	101	12,600,000	34,394,772	1,594,856	12,600,000	35,989,628	48,589,628	(4,950,823)	43,638,805	(L)
4701 Willard	Chevy Chase, MD	G	1966	517	76,921,130	153,947,682	27,665,480	76,921,130	181,613,162	258,534,292	(32,880,043)	225,654,249	95,363,077
55 West Fifth I & II (fka Townhouse Plaza and Gardens)	San Mateo, CA	—	1964/1972	241	21,041,710	71,931,323	10,143,724	21,041,710	82,075,047	103,116,757	(13,529,391)	89,587,366	28,269,109
77 Park Avenue (fka Hoboken)	Hoboken, NJ	G	2000	301	27,900,000	168,992,440	3,529,188	27,900,000	172,521,628	200,421,628	(22,319,468)	178,102,160	(K)
800 Sixth Ave (fka Chelsea)	New York, NY	G	2003	266	59,900,000	155,861,605	503,998	59,900,000	156,365,603	216,265,603	(21,941,504)	194,324,099	77,542,253
929 Mass (fka 929 House)	Cambridge, MA	G	1975	127	3,252,993	21,745,595	6,057,741	3,252,993	27,803,336	31,056,329	(14,907,606)	16,148,723	1,408,857
Academy Village	North Hollywood, CA	—	1989	248	25,000,000	23,593,194	7,547,018	25,000,000	31,140,212	56,140,212	(15,489,771)	40,650,441	20,000,000
Acappella	Pasadena, CA	—	2002	143	5,839,548	29,360,452	1,386,963	5,839,548	30,747,415	36,586,963	(7,867,305)	28,719,658	19,548,601
Acton Courtyard	Berkeley, CA	G	2003	71	5,550,000	15,785,509	179,627	5,550,000	15,965,136	21,515,136	(5,574,135)	15,941,001	9,920,000
Alborada	Fremont, CA	—	1999	442	24,310,000	59,214,129	4,613,227	24,310,000	63,827,356	88,137,356	(34,004,610)	54,132,746	(I)
Alcyone	Seattle, WA	G	2004	161	11,379,497	49,360,503	312,223	11,379,497	49,672,726	61,052,223	(3,589,789)	57,462,434	28,936,250
Arches, The	Sunnyvale, CA	—	1974	410	26,650,000	62,850,000	1,070,248	26,650,000	63,920,248	90,570,248	(15,872,496)	74,697,752	(J)
Artech Building	Berkeley, CA	G	2002	21	1,642,000	9,152,518	307,744	1,642,000	9,460,262	11,102,262	(3,049,419)	8,052,843	3,200,000
Artisan Square	Northridge, CA	—	2002	140	7,000,000	20,537,359	1,156,962	7,000,000	21,694,321	28,694,321	(9,975,656)	18,718,665	22,779,715
Avanti	Anaheim, CA	—	1987	162	12,960,000	18,497,682	1,948,417	12,960,000	20,446,099	33,406,099	(7,861,843)	25,544,256	18,169,458
Avenir Apartments	Boston, MA	G	2009	241	—	114,321,619	853,000	—	115,174,619	115,174,619	(16,129,562)	99,045,057	92,869,154
Bachenheimer Building	Berkeley, CA	G	2004	44	3,439,000	13,866,379	136,057	3,439,000	14,002,436	17,441,436	(4,681,558)	12,759,878	8,585,000
Bella Vista I, II, III Combined	Woodland Hills, CA	—	2003-2007	579	31,682,754	121,095,786	3,202,259	31,682,754	124,298,045	155,980,799	(45,159,303)	110,821,496	58,055,099
Berkeleyan	Berkeley, CA	G	1998	56	4,377,000	16,022,110	351,018	4,377,000	16,373,128	20,750,128	(5,615,136)	15,134,992	8,290,000
Calvert Woodley	Washington, D.C.	—	1962	136	12,600,000	43,527,379	1,351,455	12,600,000	44,878,834	57,478,834	(6,634,781)	50,844,053	(L)
Carmel Terrace	San Diego, CA	—	1988-1989	384	2,288,300	20,596,281	10,947,605	2,288,300	31,543,886	33,832,186	(24,139,928)	9,692,258	(J)
Chelsea Square	Redmond, WA	—	1991	113	3,397,100	9,289,074	1,938,442	3,397,100	11,227,516	14,624,616	(6,785,484)	7,839,132	9,270,000
Citrus Suites	Santa Monica, CA	—	1978	70	9,000,000	16,950,326	498,789	9,000,000	17,449,115	26,449,115	(2,511,650)	23,937,465	(L)
CityView at Longwood	Boston, MA	G	1970	295	14,704,898	79,195,102	9,909,279	14,704,898	89,104,381	103,809,279	(22,102,861)	81,706,418	22,813,347
Cleveland House	Washington, D.C.	—	1953	214	18,300,000	66,392,414	2,268,181	18,300,000	68,660,595	86,960,595	(9,841,260)	77,119,335	(L)
Columbia Crossing	Arlington, VA	—	1991	247	23,500,000	53,045,073	2,133,914	23,500,000	55,178,987	78,678,987	(8,468,042)	70,210,945	(L)
Connecticut Heights	Washington, D.C.	—	1974	518	27,600,000	114,002,295	2,233,880	27,600,000	116,236,175	143,836,175	(15,994,030)	127,842,145	(K)
Deerwood (SD)	San Diego, CA	—	1990	316	2,082,095	18,739,815	14,281,345	2,082,095	33,021,160	35,103,255	(25,264,071)	9,839,184	(J)
Del Mar Ridge	San Diego, CA	—	1998	181	7,801,824	36,948,176	3,200,550	7,801,824	40,148,726	47,950,550	(11,807,817)	36,142,733	23,789,381
Estancia at Santa Clara (fka Santa Clara)	Santa Clara, CA	—	2000	450	—	123,759,804	712,699	—	124,472,503	124,472,503	(18,177,935)	106,294,568	(L)
Fairchase	Fairfax, VA	—	2007	392	23,500,000	87,722,321	486,155	23,500,000	88,208,476	111,708,476	(12,420,764)	99,287,712	(L)
Fairfield	Stamford, CT	G	1996	263	6,510,200	39,690,120	6,807,773	6,510,200	46,497,893	53,008,093	(29,297,448)	23,710,645	34,595,000
Fine Arts Building	Berkeley, CA	G	2004	100	7,817,000	26,462,772	322,852	7,817,000	26,785,624	34,602,624	(9,099,586)	25,503,038	16,215,000
Flats at DuPont Circle	Washington, D.C.	—	1967	306	35,200,000	108,768,198	604,622	35,200,000	109,372,820	144,572,820	(14,855,770)	129,717,050	(L)
Gaia Building	Berkeley, CA	G	2000	91	7,113,000	25,623,826	234,336	7,113,000	25,858,162	32,971,162	(8,785,368)	24,185,794	14,630,000
Gaithersburg Station	Gaithersburg, MD	G	2013	389	17,500,000	74,678,917	395,060	17,500,000	75,073,977	92,573,977	(9,661,514)	82,912,463	97,790,236
Glo	Los Angeles, CA	G	2008	201	16,047,023	48,650,963	808,007	16,047,023	49,458,970	65,505,993	(10,096,648)	55,409,345	32,088,033
Hathaway	Long Beach, CA	—	1987	385	2,512,500	22,611,912	8,120,060	2,512,500	30,731,972	33,244,472	(21,884,752)	11,359,720	46,517,800
Heights on Capitol Hill	Seattle, WA	G	2006	104	5,425,000	21,138,028	295,592	5,425,000	21,433,620	26,858,620	(7,621,120)	19,237,500	28,180,585
Kelvin Court (fka Alta Pacific)	Irvine, CA	—	2008	132	10,752,145	34,628,115	387,734	10,752,145	35,015,849	45,767,994	(9,542,049)	36,225,945	26,495,000
Kenwood Mews	Burbank, CA	—	1991	141	14,100,000	24,662,883	3,351,321	14,100,000	28,014,204	42,114,204	(10,515,075)	31,599,129	(J)
La Terrazza at Colma Station	Colma, CA	G	2005	153	—	41,251,044	701,808	—	41,952,852	41,952,852	(14,153,248)	27,799,604	25,175,000

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/15
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/15 (B)	Encumbrances
Laguna Clara	Santa Clara, CA	—	1972	264	13,642,420	29,707,475	4,533,141	13,642,420	34,240,616	47,883,036	(15,885,790)	31,997,246	(J)
Liberty Park	Brain Tree, MA	—	2000	202	5,977,504	26,749,111	5,245,483	5,977,504	31,994,594	37,972,098	(14,287,477)	23,684,621	24,980,280
Liberty Tower	Arlington, VA	G	2008	235	16,382,822	83,817,078	1,351,073	16,382,822	85,168,151	101,550,973	(20,623,905)	80,927,068	45,909,078
Longview Place	Waltham, MA	—	2004	348	20,880,000	90,255,509	3,935,492	20,880,000	94,191,001	115,071,001	(35,006,528)	80,064,473	60,073,423
Market Street Village	San Diego, CA	—	2006	229	13,740,000	40,757,301	1,855,488	13,740,000	42,612,789	56,352,789	(15,053,939)	41,298,850	(J)
Metro on First	Seattle, WA	G	2002	102	8,540,000	12,209,981	764,124	8,540,000	12,974,105	21,514,105	(4,929,664)	16,584,441	22,843,410
Mill Creek	Milpitas, CA	—	1991	516	12,858,693	57,168,503	7,621,842	12,858,693	64,790,345	77,649,038	(28,371,508)	49,277,530	69,312,259
Moda	Seattle, WA	G	2009	251	12,649,228	36,842,012	801,043	12,649,228	37,643,055	50,292,283	(9,806,747)	40,485,536	(M)
Montierra (CA)	San Diego, CA	—	1990	272	8,160,000	29,360,938	7,505,606	8,160,000	36,866,544	45,026,544	(21,688,065)	23,338,479	(J)
Mosaic at Metro	Hyattsville, MD	—	2008	260	—	59,580,898	587,443	—	60,168,341	60,168,341	(15,416,225)	44,752,116	42,865,814
North Pier at Harborside	Jersey City, NJ	—	2003	297	4,000,159	94,290,590	2,769,431	4,000,159	97,060,021	101,060,180	(39,300,172)	61,760,008	(I)
Oaks	Santa Clarita, CA	—	2000	520	23,400,000	61,020,438	4,561,180	23,400,000	65,581,618	88,981,618	(29,469,941)	59,511,677	35,967,006
Olympus Towers	Seattle, WA	G	2000	328	14,752,034	73,335,425	7,047,844	14,752,034	80,383,269	95,135,303	(33,557,234)	61,578,069	49,875,780
Park Place at San Mateo (fka San Mateo)	San Mateo, CA	G	2001	575	71,900,000	211,907,141	6,896,968	71,900,000	218,804,109	290,704,109	(30,601,516)	260,102,593	(L)
Providence	Bothell, WA	—	2000	200	3,573,621	19,055,505	1,082,155	3,573,621	20,137,660	23,711,281	(8,760,511)	14,950,770	(I)
Reserve at Clarendon Centre, The	Arlington, VA	G	2003	252	10,500,000	52,812,935	4,001,480	10,500,000	56,814,415	67,314,415	(24,499,908)	42,814,507	(J)
Reserve at Eisenhower, The	Alexandria, VA	—	2002	226	6,500,000	34,585,060	1,518,215	6,500,000	36,103,275	42,603,275	(16,514,637)	26,088,638	(J)
Reserve at Empire Lakes	Rancho Cucamonga, CA	—	2005	467	16,345,000	73,080,670	2,428,206	16,345,000	75,508,876	91,853,876	(28,451,308)	63,402,568	(I)
Reserve at Fairfax Corner	Fairfax, VA	—	2001	652	15,804,057	63,129,050	9,196,688	15,804,057	72,325,738	88,129,795	(32,718,387)	55,411,408	84,778,876
Rianna II	Seattle, WA	G	2002	78	2,161,840	14,433,614	317,548	2,161,840	14,751,162	16,913,002	(4,197,329)	12,715,673	9,428,447
Rockingham Glen	West Roxbury, MA	—	1974	143	1,124,217	7,515,160	2,290,553	1,124,217	9,805,713	10,929,930	(5,551,551)	5,378,379	523,346
Siena Terrace	Lake Forest, CA	—	1988	356	8,900,000	24,083,024	6,763,521	8,900,000	30,846,545	39,746,545	(17,527,179)	22,219,366	38,440,808
Skyview	Rancho Santa Margarita, CA	—	1999	260	3,380,000	21,952,863	4,360,171	3,380,000	26,313,034	29,693,034	(14,316,970)	15,376,064	30,889,928
SoMa Square Apartments (fka South Market)	San Francisco, CA	G	1986	410	79,900,000	177,316,977	4,252,808	79,900,000	181,569,785	261,469,785	(25,190,244)	236,279,541	(L)
Summerset Village	Chatsworth, CA	—	1985	280	2,629,804	23,670,889	7,129,137	2,629,804	30,800,026	33,429,830	(19,917,548)	13,512,282	38,039,912
Talleyrand	Tarrytown, NY	—	1997-1998	300	12,000,000	49,838,160	4,916,190	12,000,000	54,754,350	66,754,350	(27,823,399)	38,930,951	35,000,000
Teresina	Chula Vista, CA	—	2000	440	28,600,000	61,916,670	2,749,599	28,600,000	64,666,269	93,266,269	(25,093,215)	68,173,054	40,302,570
Toscana	Irvine, CA	—	1991/1993	563	39,410,000	50,806,072	9,924,622	39,410,000	60,730,694	100,140,694	(32,579,537)	67,561,157	71,243,194
Touriel Building	Berkeley, CA	G	2004	35	2,736,000	7,810,027	175,855	2,736,000	7,985,882	10,721,882	(2,797,420)	7,924,462	5,050,000
Town Square at Mark Center I (fka Millbrook I)	Alexandria, VA	—	1996	406	24,360,000	86,178,714	3,521,624	24,360,000	89,700,338	114,060,338	(34,753,726)	79,306,612	77,353,222
Versailles	Woodland Hills, CA	—	1991	253	12,650,000	33,656,292	5,804,577	12,650,000	39,460,869	52,110,869	(18,318,859)	33,792,010	30,372,953
Versailles (K-Town)	Los Angeles, CA	—	2008	225	10,590,975	44,409,025	1,300,111	10,590,975	45,709,136	56,300,111	(12,641,215)	43,658,896	29,826,475
Victor on Venice	Los Angeles, CA	G	2006	115	10,350,000	35,433,437	535,196	10,350,000	35,968,633	46,318,633	(12,337,193)	33,981,440	(J)
Vintage	Ontario, CA	—	2005-2007	300	7,059,230	47,677,762	808,672	7,059,230	48,486,434	55,545,664	(17,191,840)	38,353,824	33,000,000
Vintage at 425 Broadway (fka Promenade)	Santa Monica, CA	G	1934/2001	58	9,000,000	13,961,523	539,897	9,000,000	14,501,420	23,501,420	(2,424,132)	21,077,288	(L)
Water Park Towers	Arlington, VA	—	1989	362	34,400,000	108,485,859	4,832,524	34,400,000	113,318,383	147,718,383	(16,327,687)	131,390,696	(K)
West 54th	New York, NY	G	2001	222	60,900,000	48,193,837	605,010	60,900,000	48,798,847	109,698,847	(9,079,353)	100,619,494	47,327,897
Westgate (fka Westgate I)	Pasadena, CA	—	2010	480	22,898,848	133,559,573	808,874	22,898,848	134,368,447	157,267,295	(23,243,923)	134,023,372	96,935,000
Woodleaf	Campbell, CA	—	1984	178	8,550,600	16,988,183	4,380,543	8,550,600	21,368,726	29,919,326	(12,368,124)	17,551,202	17,858,854
Portfolio/Entity Encumbrances (1)													2,088,177,000
Investment in Real Estate –Wholly Owned Encumbered				23,686	1,688,383,769	5,069,221,671	297,359,218	1,688,383,769	5,366,580,889	7,054,964,658	(1,464,311,726)	5,590,652,932	4,220,456,586

Investment in Real Estate – Partially Owned Unencumbered:
2300 Elliott	Seattle, WA	—	1992	92	796,800	7,173,725	6,320,524	796,800	13,494,249	14,291,049	(10,068,231)	4,222,818	—
Canyon Ridge	San Diego, CA	—	1989	162	4,869,448	11,955,064	3,497,193	4,869,448	15,452,257	20,321,705	(9,266,022)	11,055,683	—
Country Oaks	Agoura Hills, CA	—	1985	256	6,105,000	29,561,865	5,290,585	6,105,000	34,852,450	40,957,450	(16,944,551)	24,012,899	—
Fox Ridge	Englewood, CO	—	1984	300	2,490,000	17,522,114	4,823,697	2,490,000	22,345,811	24,835,811	(12,642,142)	12,193,669	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/15
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/15 (B)	Encumbrances
Monterra in Mill Creek	Mill Creek, WA	—	2003	139	2,800,000	13,255,123	787,359	2,800,000	14,042,482	16,842,482	(5,598,815)	11,243,667	—
Rosecliff	Quincy, MA	—	1990	156	5,460,000	15,721,570	2,934,091	5,460,000	18,655,661	24,115,661	(10,612,838)	13,502,823	—
Strayhorse at Arrowhead Ranch	Glendale, AZ	—	1998	136	4,400,000	12,968,002	627,934	4,400,000	13,595,936	17,995,936	(5,287,150)	12,708,786	—
Via Ventura (CA) (fka Ventura)	Ventura, CA	—	2002	192	8,600,000	44,308,202	542,226	8,600,000	44,850,428	53,450,428	(7,114,728)	46,335,700	—
Wood Creek II (fka Willow Brook (CA))	Pleasant Hill, CA	—	1985	228	5,055,000	38,388,672	5,892,178	5,055,000	44,280,850	49,335,850	(18,496,598)	30,839,252	—
Investment in Real Estate – Partially Owned Unencumbered				1,661	40,576,248	190,854,337	30,715,787	40,576,248	221,570,124	262,146,372	(96,031,075)	166,115,297	—

Investment in Real Estate – Partially Owned Encumbered:
Bellevue Meadows	Bellevue, WA	—	1983	180	4,507,100	12,574,814	4,683,238	4,507,100	17,258,052	21,765,152	(11,286,126)	10,479,026	16,538,000
Canyon Creek (CA)	San Ramon, CA	—	1984	268	5,425,000	18,812,121	6,531,309	5,425,000	25,343,430	30,768,430	(13,863,495)	16,904,935	28,200,000
Harrison Square (fka Elliot Bay)	Seattle, WA	G	1992	166	7,600,000	35,844,345	4,610,519	7,600,000	40,454,864	48,054,864	(5,597,458)	42,457,406	(K)
Isle at Arrowhead Ranch	Glendale, AZ	—	1996	256	1,650,237	19,593,123	2,399,270	1,650,237	21,992,393	23,642,630	(13,781,305)	9,861,325	17,700,000
Lantern Cove	Foster City, CA	—	1985	232	6,945,000	23,064,976	5,882,314	6,945,000	28,947,290	35,892,290	(14,983,809)	20,908,481	36,455,000
Schooner Bay I	Foster City, CA	—	1985	168	5,345,000	20,390,618	4,890,277	5,345,000	25,280,895	30,625,895	(13,022,386)	17,603,509	28,870,000
Schooner Bay II	Foster City, CA	—	1985	144	4,550,000	18,064,764	4,365,840	4,550,000	22,430,604	26,980,604	(11,706,487)	15,274,117	26,175,000
Surrey Downs	Bellevue, WA	—	1986	122	3,057,100	7,848,618	2,498,023	3,057,100	10,346,641	13,403,741	(6,441,879)	6,961,862	9,829,000
Virgil Square	Los Angeles, CA	—	1979	142	5,500,000	15,216,613	2,643,870	5,500,000	17,860,483	23,360,483	(7,233,630)	16,126,853	9,900,000
Wisconsin Place	Chevy Chase, MD	—	2009	432	—	172,089,355	844,523	—	172,933,878	172,933,878	(22,749,424)	150,184,454	145,538,053
Portfolio/Entity Encumbrances (1)													24,223,525
Investment in Real Estate – Partially Owned Encumbered				2,110	44,579,437	343,499,347	39,349,183	44,579,437	382,848,530	427,427,967	(120,665,999)	306,761,968	343,428,578

Total Investment in Real Estate				79,970	$6,269,047,529	$17,690,868,530	$1,222,435,520	$6,269,047,529	$18,913,304,050	$25,182,351,579	$(4,905,406,012)	$20,276,945,567	$4,563,885,164

Real Estate Held For Sale – Wholly Owned Unencumbered:
Ashton, The	Corona Hills, CA	—	1986	492	$2,594,264	$33,042,397	$7,170,917	$2,594,264	$40,213,314	$42,807,578	$(26,113,974)	$16,693,604	$—
Ball Park Lofts	Denver, CO	G	2003	354	5,481,556	51,658,741	4,998,907	5,481,556	56,657,648	62,139,204	(23,327,439)	38,811,765	—
Bella Terra	Mukilteo, WA	G	2002	235	5,686,861	26,070,540	1,295,675	5,686,861	27,366,215	33,053,076	(11,731,682)	21,321,394	—
Brookside (CO)	Boulder, CO	—	1993	144	3,600,400	10,211,159	2,816,110	3,600,400	13,027,269	16,627,669	(7,756,394)	8,871,275	—
Canterbury	Germantown, MD	—	1986	544	2,781,300	32,942,531	15,962,268	2,781,300	48,904,799	51,686,099	(35,090,051)	16,596,048	—
Cierra Crest	Denver, CO	—	1996	480	4,803,100	34,894,898	6,013,381	4,803,100	40,908,279	45,711,379	(25,673,488)	20,037,891	—
Coconut Palm Club	Coconut Creek, FL	—	1992	301	3,001,700	17,678,928	4,535,698	3,001,700	22,214,626	25,216,326	(13,648,954)	11,567,372	—
Colorado Pointe	Denver, CO	—	2006	193	5,790,000	28,815,607	841,854	5,790,000	29,657,461	35,447,461	(11,304,894)	24,142,567	—
Copper Canyon	Highlands Ranch, CO	—	1999	222	1,442,212	16,251,114	1,889,129	1,442,212	18,140,243	19,582,455	(10,551,851)	9,030,604	—
Cove at Boynton Beach I	Boynton Beach, FL	—	1996	252	12,600,000	31,469,651	5,894,856	12,600,000	37,364,507	49,964,507	(16,614,767)	33,349,740	—
Cove at Boynton Beach II	Boynton Beach, FL	—	1998	296	14,800,000	37,874,719	—	14,800,000	37,874,719	52,674,719	(15,535,094)	37,139,625	—
Dartmouth Woods	Lakewood, CO	—	1990	201	1,609,800	10,832,754	2,604,325	1,609,800	13,437,079	15,046,879	(8,898,931)	6,147,948	—
Deerwood (Corona)	Corona, CA	—	1992	316	4,742,200	20,272,892	4,574,232	4,742,200	24,847,124	29,589,324	(16,204,547)	13,384,777	—
Enclave at Waterways	Deerfield Beach, FL	—	1998	300	15,000,000	33,194,576	2,148,558	15,000,000	35,343,134	50,343,134	(14,572,103)	35,771,031	—
Enclave at Winston Park	Coconut Creek, FL	—	1995	278	5,560,000	19,939,324	5,738,870	5,560,000	25,678,194	31,238,194	(12,419,692)	18,818,502	—
Estates at Tanglewood	Westminster, CO	—	2003	504	7,560,000	51,256,538	3,230,043	7,560,000	54,486,581	62,046,581	(21,626,401)	40,420,180	—
Estates at Wellington Green	Wellington, FL	—	2003	400	20,000,000	64,790,850	2,718,719	20,000,000	67,509,569	87,509,569	(26,657,478)	60,852,091	—
Gables Grand Plaza	Coral Gables, FL	G	1998	195	—	44,601,000	7,472,911	—	52,073,911	52,073,911	(22,657,292)	29,416,619	—
Gatehouse at Pine Lake	Pembroke Pines, FL	—	1990	296	1,896,600	17,070,795	7,166,800	1,896,600	24,237,595	26,134,195	(15,313,088)	10,821,107	—
Gatehouse on the Green	Plantation, FL	—	1990	312	2,228,200	20,056,270	8,683,372	2,228,200	28,739,642	30,967,842	(18,755,567)	12,212,275	—
Governors Green	Bowie, MD	—	1999	478	19,845,000	73,335,916	1,718,594	19,845,000	75,054,510	94,899,510	(25,022,239)	69,877,271	—
Greenwood Park	Centennial, CO	—	1994	291	4,365,000	38,372,440	4,824,526	4,365,000	43,196,966	47,561,966	(14,493,439)	33,068,527	—
Greenwood Plaza	Centennial, CO	—	1996	266	3,990,000	35,846,708	3,827,653	3,990,000	39,674,361	43,664,361	(13,920,511)	29,743,850	—
Hammocks Place	Miami, FL	—	1986	296	319,180	12,513,467	6,386,783	319,180	18,900,250	19,219,430	(13,303,869)	5,915,561	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/15
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/15 (B)	Encumbrances
Heronfield	Kirkland, WA	—	1990	202	9,245,000	27,017,749	3,960,441	9,245,000	30,978,190	40,223,190	(10,665,598)	29,557,592	—
Huntington Park	Everett, WA	—	1991	381	1,597,500	14,367,864	5,651,504	1,597,500	20,019,368	21,616,868	(14,833,511)	6,783,357	—
Kings Colony (FL)	Miami, FL	—	1986	480	19,200,000	48,379,586	7,396,307	19,200,000	55,775,893	74,975,893	(21,996,506)	52,979,387	—
Landings at Pembroke Lakes	Pembroke Pines, FL	—	1989	358	17,900,000	24,460,989	5,536,019	17,900,000	29,997,008	47,897,008	(14,056,557)	33,840,451	—
Legacy at Highlands Ranch	Highlands Ranch, CO	—	1999	422	6,330,000	37,557,013	2,837,915	6,330,000	40,394,928	46,724,928	(16,768,231)	29,956,697	—
Marquessa	Corona Hills, CA	—	1992	336	6,888,500	21,604,584	3,578,245	6,888,500	25,182,829	32,071,329	(16,010,773)	16,060,556	—
Martine, The	Bellevue, WA	—	1984	67	3,200,000	9,616,264	3,314,595	3,200,000	12,930,859	16,130,859	(5,125,452)	11,005,407	—
Midtown 24	Plantation, FL	G	2010	248	10,129,900	58,770,100	1,836,209	10,129,900	60,606,309	70,736,209	(13,083,451)	57,652,758	—
Miramar Lakes	Miramar, FL	—	2003	344	17,200,000	51,487,235	2,701,577	17,200,000	54,188,812	71,388,812	(20,915,774)	50,473,038	—
Mosaic at Largo Station	Hyattsville, MD	—	2008	242	4,120,800	42,477,297	733,047	4,120,800	43,210,344	47,331,144	(12,991,703)	34,339,441	—
New River Cove	Davie, FL	—	1999	316	15,800,000	46,142,895	4,122,060	15,800,000	50,264,955	66,064,955	(18,729,270)	47,335,685	—
Northlake (MD)	Germantown, MD	—	1985	304	15,000,000	23,142,302	10,395,369	15,000,000	33,537,671	48,537,671	(17,973,600)	30,564,071	—
Oak Mill I	Germantown, MD	—	1984	208	10,000,000	13,155,522	7,759,098	10,000,000	20,914,620	30,914,620	(11,568,469)	19,346,151	—
Oaks at Falls Church	Falls Church, VA	—	1966	176	20,240,000	20,152,616	4,074,265	20,240,000	24,226,881	44,466,881	(10,342,378)	34,124,503	—
Oasis at Delray Beach I	Delray Beach, FL	—	1999	196	5,900,000	25,150,766	1,433,675	5,900,000	26,584,441	32,484,441	(4,654,230)	27,830,211	—
Oasis at Delray Beach II	Delray Beach, FL	—	2013	128	3,840,000	18,144,955	20,701	3,840,000	18,165,656	22,005,656	(1,983,415)	20,022,241	—
Orchard Ridge	Lynnwood, WA	—	1988	104	480,600	4,372,033	1,713,611	480,600	6,085,644	6,566,244	(4,401,110)	2,165,134	—
Palm Trace Landings	Davie, FL	—	1995	768	38,400,000	105,693,432	5,925,125	38,400,000	111,618,557	150,018,557	(42,732,227)	107,286,330	—
Park Aire	Wellington, FL	—	2014	268	8,000,000	40,908,756	30,706	8,000,000	40,939,462	48,939,462	(3,974,911)	44,964,551	—
Park at Turtle Run, The	Coral Springs, FL	—	2001	257	15,420,000	36,064,629	1,581,233	15,420,000	37,645,862	53,065,862	(15,394,768)	37,671,094	—
Parkfield	Denver, CO	—	2000	476	8,330,000	28,667,618	3,516,386	8,330,000	32,184,004	40,514,004	(17,050,355)	23,463,649	—
Preserve at Deer Creek	Deerfield Beach, FL	—	1997	540	13,500,000	60,011,208	11,825,179	13,500,000	71,836,387	85,336,387	(30,159,581)	55,176,806	—
Promenade at Aventura	Aventura, FL	—	1995	296	13,320,000	30,353,748	7,204,516	13,320,000	37,558,264	50,878,264	(19,909,831)	30,968,433	—
Promenade at Wyndham Lakes	Coral Springs, FL	—	1998	332	6,640,000	26,743,760	5,473,840	6,640,000	32,217,600	38,857,600	(17,398,951)	21,458,649	—
Red Road Commons	Miami, FL	G	2009	404	27,383,547	99,656,440	2,428,548	27,383,547	102,084,988	129,468,535	(21,124,597)	108,343,938	—
Reserve at Ashley Lake	Boynton Beach, FL	—	1990	440	3,520,400	23,332,494	7,187,407	3,520,400	30,519,901	34,040,301	(19,863,102)	14,177,199	—
Residences at Bayview	Pompano Beach, FL	G	2004	225	5,783,545	39,334,455	2,505,813	5,783,545	41,840,268	47,623,813	(10,722,402)	36,901,411	—
Reunion at Redmond Ridge (fka Redmond Ridge)	Redmond, WA	—	2008	321	6,975,705	46,175,001	433,219	6,975,705	46,608,220	53,583,925	(12,707,487)	40,876,438	—
Sabal Pointe	Coral Springs, FL	—	1995	276	1,951,600	17,570,508	7,530,196	1,951,600	25,100,704	27,052,304	(16,637,960)	10,414,344	—
Sage	Everett, WA	—	2002	123	2,500,000	12,021,256	765,735	2,500,000	12,786,991	15,286,991	(5,027,121)	10,259,870	—
Savoy at Dayton Station Combined	Aurora, CO	—	2001 & 2012	612	6,109,460	60,039,972	3,773,037	6,109,460	63,813,009	69,922,469	(22,049,623)	47,872,846	—
Scarborough Square	Rockville, MD	—	1967	121	1,815,000	7,608,126	3,166,139	1,815,000	10,774,265	12,589,265	(6,919,778)	5,669,487	—
Sheridan Lake Club	Dania Beach, FL	—	2001	240	12,000,000	23,170,580	2,068,143	12,000,000	25,238,723	37,238,723	(10,173,850)	27,064,873	—
Sheridan Ocean Club Combined	Dania Beach, FL	—	1991	648	18,313,414	47,091,594	17,913,370	18,313,414	65,004,964	83,318,378	(35,303,699)	48,014,679	—
St. Andrews at Winston Park	Coconut Creek, FL	—	1997	284	5,680,000	19,812,090	5,781,847	5,680,000	25,593,937	31,273,937	(12,410,235)	18,863,702	—
Stonegate (CO)	Broomfield, CO	—	2003	350	8,750,000	32,950,375	3,317,249	8,750,000	36,267,624	45,017,624	(14,957,918)	30,059,706	—
Village at Bear Creek	Lakewood, CO	—	1987	472	4,519,700	40,676,390	5,983,533	4,519,700	46,659,923	51,179,623	(29,814,286)	21,365,337	—
Waterford Place (CO)	Thornton, CO	—	1998	336	5,040,000	29,946,419	2,288,680	5,040,000	32,235,099	37,275,099	(14,679,394)	22,595,705	—
Welleby Lake Club	Sunrise, FL	—	1991	304	3,648,000	17,620,879	6,103,581	3,648,000	23,724,460	27,372,460	(14,461,774)	12,910,686	—
Westchester at Pavilions	Waldorf, MD	G	2009	491	11,900,000	89,612,465	674,086	11,900,000	90,286,551	102,186,551	(11,937,856)	90,248,695	—
Winston, The (FL)	Pembroke Pines, FL	—	2001/2003	464	18,561,000	49,527,569	3,675,757	18,561,000	53,203,326	71,764,326	(19,941,539)	51,822,787	—
Woodlake (WA)	Kirkland, WA	—	1984	288	6,631,400	16,735,484	6,286,086	6,631,400	23,021,570	29,652,970	(12,784,626)	16,868,344	—
Real Estate Held For Sale – Wholly Owned Unencumbered				21,494	571,462,444	2,250,318,833	297,018,230	571,462,444	2,547,337,063	3,118,799,507	(1,075,431,644)	2,043,367,863	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/15
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/15 (B)	Encumbrances
Real Estate Held For Sale – Wholly Owned Encumbered:
Marks	Englewood, CO	G	1987	616	4,928,500	44,622,314	11,819,156	4,928,500	56,441,470	61,369,970	(36,125,982)	25,243,988	19,195,000
Oak Mill II	Germantown, MD	—	1985	192	854,133	10,233,947	6,696,831	854,133	16,930,778	17,784,911	(12,269,574)	5,515,337	9,600,000
Stoney Ridge	Dale City, VA	—	1985	264	8,000,000	24,147,091	5,964,620	8,000,000	30,111,711	38,111,711	(14,096,604)	24,015,107	13,000,000
Uptown Square	Denver, CO	G	1999/2001	696	17,492,000	100,696,541	6,090,227	17,492,000	106,786,768	124,278,768	(41,286,496)	82,992,272	99,190,116
Real Estate Held For Sale – Wholly Owned Encumbered				1,768	31,274,633	179,699,893	30,570,834	31,274,633	210,270,727	241,545,360	(103,778,656)	137,766,704	140,985,116

Total Real Estate Held For Sale				23,262	$602,737,077	$2,430,018,726	$327,589,064	$602,737,077	$2,757,607,790	$3,360,344,867	$(1,179,210,300)	$2,181,134,567	$140,985,116

Total Investment in Real Estate and Real Estate Held For Sale				103,232	$6,871,784,606	$20,120,887,256	$1,550,024,584	$6,871,784,606	$21,670,911,840	$28,542,696,446	$(6,084,616,312)	$22,458,080,134	$4,704,870,280

(1)	See attached Encumbrances Reconciliation

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2015
NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate and real estate held for sale amount was $1,542,662,923 as of December 31, 2015.

(B)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2015 was approximately $17.0 billion (unaudited).

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

(E)	Primarily represents capital expenditures for major maintenance and replacements incurred subsequent to each property’s acquisition date.

(F)	Represents land and/or construction-in-progress on projects either held for future development or projects currently under development.

(G)	A portion of these properties includes and/or will include retail/commercial space.

(H)	Total properties and units exclude three unconsolidated properties containing 1,281 apartment units and two Military Housing properties containing 5,139 units.

(I)	through (L) See Encumbrances Reconciliation schedule.

(M)	Boot Property for Bond Partnership mortgage pool.

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

Exhibit		Description	Location
3.1		Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to Equity Residential’s Form 10-K for the year ended December 31, 2004.
3.2		Eighth Amended and Restated Bylaws of Equity Residential, effective as of October 1, 2015.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on October 1, 2015.
3.3		Sixth Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership dated as of March 12, 2009.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 12, 2009, filed on March 18, 2009.
3.4		Form of Preference Units Term Sheet for 3.00% Series P Cumulative Redeemable Preference Units.	Included as Exhibit 3.1 to ERP Operating Limited Partnership's Form 8-K dated November 26, 2014, filed on December 2, 2014.
4.1		Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to ERP Operating Limited Partnership’s Form S-3 filed on October 7, 1994.
4.2		First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.
4.3		Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.
4.4		Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.
4.5		Fourth Supplemental Indenture to Indenture, dated as of December 12, 2011.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.
4.6		Fifth Supplemental Indenture to Indenture, dated as of February 1, 2016.	Attached herein.
4.7		Terms Agreement regarding 5.125% Notes due March 15, 2016.	Included as Exhibit 1.1 to ERP Operating Limited Partnership’s Form 8-K, filed on September 13, 2005.
4.8		Form of 5.375% Note due August 1, 2016.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated January 11, 2006, filed on January 18, 2006.
4.9		Form of 5.75% Note due June 15, 2017.	Included as Exhibit 4.3 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.
4.10		Terms Agreement regarding 7 1/8% Notes due October 15, 2017.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on October 9, 1997.
4.11		Form of 2.375% Note due July 1, 2019.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.
4.12		Form of 4.75% Note due July 15, 2020.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated July 12, 2010, filed on July 15, 2010.
4.13		Form of 4.625% Note due December 15, 2021.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.
4.14		Form of 3.00% Note due April 15, 2023.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated April 3, 2013, filed on April 8, 2013.
4.15		Form of 3.375% Note due June 1, 2025.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.
4.16		Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on August 13, 1996.
4.17		Form of 4.500% Note due July 1, 2044.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.
4.18		Form of 4.500% Note due June 1, 2045.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.
10.1	*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.
10.2	*	Noncompetition Agreement (Spector).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.
10.3	*	Form of Noncompetition Agreement (other officers).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.

Exhibit		Description	Location
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
Included as Exhibit 10.6 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2014.
10.7		Master Credit Facility Agreement, dated February 27, 2013, by and among Federal National Mortgage Association and ASN Santa Monica LLC, et al.	Included as Exhibit 10.7 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.8		Amended and Restated Fixed Loan Note (Collateral Pool 3), dated February 27, 2013, executed by ASN Santa Monica LLC, et al. in favor of Federal National Mortgage Association.	Included as Exhibit 10.8 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.9		Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential's Form 10-K for the year ended December 31, 1999.
10.10	*	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 16, 2011, filed on June 22, 2011.
10.11	*	First Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.
10.12	*	Second Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.
10.13	*	Third Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2014.
10.14	*	Fourth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2014.
10.15	*	Equity Residential Second Restated 2002 Share Incentive Plan dated December 10, 2008.	Included as Exhibit 10.15 to Equity Residential's Form 10-K for the year ended December 31, 2008.
10.16	*	First Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2010.
10.17	*	Second Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2011.
10.18	*	Third Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.
10.19	*	Fourth Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.
10.20	*	Form of 2015 Performance Award Agreement.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2015.
10.21	*	Form of Change in Control/Severance Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.22	*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2009.
10.23	*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2003.
10.24	*	Form of Letter Agreement between Equity Residential and each of David J. Neithercut, Alan W. George and Bruce C. Strohm.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2008.

Exhibit		Description	Location
10.25	*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential's Form 10-K for the year ended December 31, 2006.
10.26	*	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.27	*	Amended and Restated Deferred Compensation Agreement between the Company and Gerald A. Spector dated January 1, 2002.	Included as Exhibit 10.17 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.28	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective July 1, 2014.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2014.
10.29	*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2008.
10.30		Second Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.31		Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and BNY Mellon Capital Markets, LLC.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.32		Second Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and J.P. Morgan Securities LLC.	Included as Exhibit 1.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.33		Second Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and Morgan Stanley & Co. LLC.	Included as Exhibit 1.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.34		Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and Scotia Capital (USA) Inc.	Included as Exhibit 1.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.35		Archstone Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.36		Archstone Parallel Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.37		Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement.	Included as Exhibit 10.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.38		Legacy Holdings JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.6 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.39		Real Estate Sale Agreement, dated October 23, 2015, by and among ERP Operating Limited Partnership, certain of its affiliates, and SCG Atlas Acquisition, L.P. (the "Real Estate Sale Agreement").	Included as Exhibit 2.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated October 23, 2015, filed on October 26, 2015.
10.40		Schedule of Agreements Substantially Identical in all Material Respects to the Real Estate Sale Agreement.	Included as Exhibit 2.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated October 23, 2015, filed on October 26, 2015.
12		Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.
21		List of Subsidiaries of Equity Residential and ERP Operating Limited Partnership.	Attached herein.
23.1		Consent of Ernst & Young LLP - Equity Residential.	Attached herein.
23.2		Consent of Ernst & Young LLP - ERP Operating Limited Partnership.	Attached herein.
24		Power of Attorney.	See the signature page to this report.
31.1		Equity Residential - Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.
31.2		Equity Residential - Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.
31.3		ERP Operating Limited Partnership - Certification of David J. Neithercut, Chief Executive Officer of Registrant's General Partner.	Attached herein.
31.4		ERP Operating Limited Partnership - Certification of Mark J. Parrell, Chief Financial Officer of Registrant's General Partner.	Attached herein.

Exhibit	Description	Location
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
Attached herein.
101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership's Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statements of changes in equity (Equity Residential), (v) consolidated statements of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.
*Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.