Form 10-Q
period 2016-03-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2016-05-05
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2016

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
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on April 29, 2016 was 365,502,137.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2016 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of March 31, 2016 owned an approximate 96.1% ownership interest in, ERPOP. The remaining 3.9% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$5,777,206	$5,864,046
Depreciable property	18,115,815	18,037,087
Projects under development	1,073,822	1,122,376
Land held for development	154,023	158,843
Investment in real estate	25,120,866	25,182,352
Accumulated depreciation	(4,977,274)	(4,905,406)
Investment in real estate, net	20,143,592	20,276,946
Real estate held for sale	—	2,181,135
Cash and cash equivalents	368,049	42,276
Investments in unconsolidated entities	66,476	68,101
Deposits – restricted	241,741	55,893
Escrow deposits – mortgage	59,355	56,946
Other assets	422,079	428,899
Total assets	$21,301,292	$23,110,196

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$4,223,681	$4,685,134
Notes, net	4,360,137	5,848,956
Line of credit and commercial paper	—	387,276
Accounts payable and accrued expenses	215,817	187,124
Accrued interest payable	69,404	85,221
Other liabilities	347,553	366,387
Security deposits	63,592	77,582
Distributions payable	191,313	209,378
Total liabilities	9,471,497	11,847,058

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	521,080	566,783
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of March 31, 2016 and December 31, 2015	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 365,496,019 shares issued and outstanding as of March 31, 2016 and 364,755,444 shares issued and outstanding as of December 31, 2015	3,655	3,648
Paid in capital	8,658,169	8,572,365
Retained earnings	2,490,861	2,009,091
Accumulated other comprehensive (loss)	(126,193)	(152,016)
Total shareholders’ equity	11,063,772	10,470,368
Noncontrolling Interests:
Operating Partnership	240,544	221,379
Partially Owned Properties	4,399	4,608
Total Noncontrolling Interests	244,943	225,987
Total equity	11,308,715	10,696,355
Total liabilities and equity	$21,301,292	$23,110,196

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per share data)
(Unaudited)

	Quarter Ended March 31,
	2016	2015
REVENUES
Rental income	$616,165	$664,606
Fee and asset management	2,918	1,765
Total revenues	619,083	666,371

EXPENSES
Property and maintenance	109,165	124,560
Real estate taxes and insurance	80,196	86,432
Property management	23,495	22,765
General and administrative	16,717	19,762
Depreciation	172,885	194,521
Total expenses	402,458	448,040

Operating income	216,625	218,331

Interest and other income	3,058	169
Other expenses	(2,556)	70
Interest:
Expense incurred, net	(213,492)	(108,782)
Amortization of deferred financing costs	(5,394)	(2,589)
(Loss) income before income and other taxes, (loss) income from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	(1,759)	107,199
Income and other tax (expense) benefit	(350)	(43)
(Loss) income from investments in unconsolidated entities	(1,104)	2,963
Net gain on sales of real estate properties	3,723,479	79,951
Net gain (loss) on sales of land parcels	11,722	(1)
Income from continuing operations	3,731,988	190,069
Discontinued operations, net	(157)	155
Net income	3,731,831	190,224
Net (income) attributable to Noncontrolling Interests:
Operating Partnership	(143,309)	(7,059)
Partially Owned Properties	(764)	(643)
Net income attributable to controlling interests	3,587,758	182,522
Preferred distributions	(773)	(891)
Premium on redemption of Preferred Shares	—	(2,789)
Net income available to Common Shares	$3,586,985	$178,842

Earnings per share – basic:
Income from continuing operations available to Common Shares	$9.84	$0.49
Net income available to Common Shares	$9.84	$0.49
Weighted average Common Shares outstanding	364,592	363,098

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$9.76	$0.49
Net income available to Common Shares	$9.76	$0.49
Weighted average Common Shares outstanding	382,243	380,327

Distributions declared per Common Share outstanding	$8.50375	$0.5525

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Quarter Ended March 31,
	2016	2015
Comprehensive income:
Net income	$3,731,831	$190,224
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(2,906)	(11,788)
Losses reclassified into earnings from other comprehensive income	28,654	4,338
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the period	75	(420)
Other comprehensive income (loss)	25,823	(7,870)
Comprehensive income	3,757,654	182,354
Comprehensive (income) attributable to Noncontrolling Interests	(145,070)	(7,402)
Comprehensive income attributable to controlling interests	$3,612,584	$174,952

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,731,831	$190,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	172,885	194,521
Amortization of deferred financing costs	5,394	2,589
Amortization of above/below market leases	851	846
Amortization of discounts and premiums on debt	(19,563)	(3,751)
Amortization of deferred settlements on derivative instruments	28,585	4,205
Write-off of pursuit costs	1,448	493
Loss (income) from investments in unconsolidated entities	1,104	(2,963)
Distributions from unconsolidated entities – return on capital	655	516
Net (gain) on sales of investment securities and other investments	(556)	—
Net (gain) on sales of real estate properties	(3,723,479)	(79,951)
Net (gain) loss on sales of land parcels	(11,722)	1
Net (gain) on sales of discontinued operations	(15)	—
Realized/unrealized loss on derivative instruments	—	24
Compensation paid with Company Common Shares	9,967	13,610
Changes in assets and liabilities:
Decrease in deposits – restricted	7,823	290
(Increase) in mortgage deposits	(455)	(456)
Decrease (increase) in other assets	17,175	(4,237)
Increase in accounts payable and accrued expenses	32,964	45,450
(Decrease) in accrued interest payable	(15,817)	(4,870)
(Decrease) in other liabilities	(23,703)	(8,307)
(Decrease) in security deposits	(13,990)	(339)
Net cash provided by operating activities	201,382	347,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(160,680)	(6,720)
Investment in real estate – development/other	(150,164)	(146,194)
Capital expenditures to real estate	(33,902)	(38,170)
Non-real estate capital additions	(1,205)	(469)
Interest capitalized for real estate under development	(14,246)	(15,313)
Proceeds from disposition of real estate, net	6,303,904	142,931
Investments in unconsolidated entities	(900)	(2,410)
Distributions from unconsolidated entities – return of capital	336	18,969
Proceeds from sale of investment securities and other investments	1,430	—
(Increase) in deposits on real estate acquisitions and investments, net	(193,533)	(131,787)
Decrease (increase) in mortgage deposits	196	(59)
Net cash provided by (used for) investing activities	5,751,236	(179,222)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(397)	$—
Mortgage deposits	(2,150)	(2,059)
Mortgage notes payable, net:
Lump sum payoffs	(482,601)	(121,326)
Scheduled principal repayments	(2,208)	(2,746)
Notes, net:
Lump sum payoffs	(1,500,000)	—
Line of credit and commercial paper:
Line of credit proceeds	246,000	1,997,000
Line of credit repayments	(246,000)	(2,200,000)
Commercial paper proceeds	1,324,784	1,155,228
Commercial paper repayments	(1,712,472)	(814,600)
(Payments on) settlement of derivative instruments	—	(25)
Proceeds from Employee Share Purchase Plan (ESPP)	982	1,927
Proceeds from exercise of options	20,687	32,213
Redemption of Preferred Shares	—	(9,820)
Premium on redemption of Preferred Shares	—	(2,789)
Other financing activities, net	(138)	—
Contributions – Noncontrolling Interests – Operating Partnership	1	1
Distributions:
Common Shares	(3,122,652)	(181,408)
Preferred Shares	(773)	(891)
Noncontrolling Interests – Operating Partnership	(123,127)	(7,149)
Noncontrolling Interests – Partially Owned Properties	(26,781)	(2,891)
Net cash (used for) financing activities	(5,626,845)	(159,335)
Net increase in cash and cash equivalents	325,773	9,338
Cash and cash equivalents, beginning of period	42,276	40,080
Cash and cash equivalents, end of period	$368,049	$49,418

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2016	2015
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$220,385	$113,113
Net cash paid for income and other taxes	$524	$718
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$43,400	$—
Amortization of deferred financing costs:
Other assets	$763	$764
Mortgage notes payable, net	$1,868	$843
Notes, net	$2,763	$982
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$(21,515)	$(4,567)
Notes, net	$1,540	$618
Line of credit and commercial paper	$412	$198
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(69)	$(133)
Accumulated other comprehensive income	$28,654	$4,338
Write-off of pursuit costs:
Investment in real estate, net	$982	$434
Other assets	$389	$59
Accounts payable and accrued expenses	$77	$—
Loss (income) from investments in unconsolidated entities:
Investments in unconsolidated entities	$709	$(3,625)
Other liabilities	$395	$662
Realized/unrealized loss on derivative instruments:
Other assets	$(6,878)	$(4,963)
Notes, net	$6,878	$4,842
Other liabilities	$2,906	$11,933
Accumulated other comprehensive income	$(2,906)	$(11,788)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$—	$(130)
Other liabilities	$(900)	$(2,280)
Debt financing costs:
Mortgage notes payable, net	$(397)	$—
Other:
Foreign currency translation adjustments	$(75)	$420

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2016
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$37,280
Balance, end of period	$37,280

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,648
Exercise of share options	6
Share-based employee compensation expense:
Restricted shares	1
Balance, end of period	$3,655

PAID IN CAPITAL
Balance, beginning of year	$8,572,365
Common Share Issuance:
Conversion of OP Units into Common Shares	144
Exercise of share options	20,681
Employee Share Purchase Plan (ESPP)	982
Share-based employee compensation expense:
Restricted shares	5,133
Share options	810
ESPP discount	173
Supplemental Executive Retirement Plan (SERP)	1,341
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	55,478
Adjustment for Noncontrolling Interests ownership in Operating Partnership	1,062
Balance, end of period	$8,658,169

RETAINED EARNINGS
Balance, beginning of year	$2,009,091
Net income attributable to controlling interests	3,587,758
Common Share distributions	(3,105,215)
Preferred Share distributions	(773)
Balance, end of period	$2,490,861

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(152,016)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(2,906)
Losses reclassified into earnings from other comprehensive income	28,654
Accumulated other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	75
Balance, end of period	$(126,193)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2016
NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$221,379
Issuance of restricted units to Noncontrolling Interests	1
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(144)
Equity compensation associated with Noncontrolling Interests	9,335
Net income attributable to Noncontrolling Interests	143,309
Distributions to Noncontrolling Interests	(122,499)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(9,775)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(1,062)
Balance, end of period	$240,544

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,608
Net income attributable to Noncontrolling Interests	764
Distributions to Noncontrolling Interests	(26,781)
Other	25,808
Balance, end of period	$4,399

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	March 31, 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$5,777,206	$5,864,046
Depreciable property	18,115,815	18,037,087
Projects under development	1,073,822	1,122,376
Land held for development	154,023	158,843
Investment in real estate	25,120,866	25,182,352
Accumulated depreciation	(4,977,274)	(4,905,406)
Investment in real estate, net	20,143,592	20,276,946
Real estate held for sale	—	2,181,135
Cash and cash equivalents	368,049	42,276
Investments in unconsolidated entities	66,476	68,101
Deposits – restricted	241,741	55,893
Escrow deposits – mortgage	59,355	56,946
Other assets	422,079	428,899
Total assets	$21,301,292	$23,110,196

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$4,223,681	$4,685,134
Notes, net	4,360,137	5,848,956
Line of credit and commercial paper	—	387,276
Accounts payable and accrued expenses	215,817	187,124
Accrued interest payable	69,404	85,221
Other liabilities	347,553	366,387
Security deposits	63,592	77,582
Distributions payable	191,313	209,378
Total liabilities	9,471,497	11,847,058

Commitments and contingencies

Redeemable Limited Partners	521,080	566,783
Capital:
Partners' Capital:
Preference Units	37,280	37,280
General Partner	11,152,685	10,585,104
Limited Partners	240,544	221,379
Accumulated other comprehensive (loss)	(126,193)	(152,016)
Total partners' capital	11,304,316	10,691,747
Noncontrolling Interests – Partially Owned Properties	4,399	4,608
Total capital	11,308,715	10,696,355
Total liabilities and capital	$21,301,292	$23,110,196

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per Unit data)
(Unaudited)

	Quarter Ended March 31,
	2016	2015
REVENUES
Rental income	$616,165	$664,606
Fee and asset management	2,918	1,765
Total revenues	619,083	666,371

EXPENSES
Property and maintenance	109,165	124,560
Real estate taxes and insurance	80,196	86,432
Property management	23,495	22,765
General and administrative	16,717	19,762
Depreciation	172,885	194,521
Total expenses	402,458	448,040

Operating income	216,625	218,331

Interest and other income	3,058	169
Other expenses	(2,556)	70
Interest:
Expense incurred, net	(213,492)	(108,782)
Amortization of deferred financing costs	(5,394)	(2,589)
(Loss) income before income and other taxes, (loss) income from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	(1,759)	107,199
Income and other tax (expense) benefit	(350)	(43)
(Loss) income from investments in unconsolidated entities	(1,104)	2,963
Net gain on sales of real estate properties	3,723,479	79,951
Net gain (loss) on sales of land parcels	11,722	(1)
Income from continuing operations	3,731,988	190,069
Discontinued operations, net	(157)	155
Net income	3,731,831	190,224
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(764)	(643)
Net income attributable to controlling interests	$3,731,067	$189,581

ALLOCATION OF NET INCOME:
Preference Units	$773	$891
Premium on redemption of Preference Units	$—	$2,789

General Partner	$3,586,985	$178,842
Limited Partners	143,309	7,059
Net income available to Units	$3,730,294	$185,901

Earnings per Unit – basic:
Income from continuing operations available to Units	$9.84	$0.49
Net income available to Units	$9.84	$0.49
Weighted average Units outstanding	378,289	376,696

Earnings per Unit – diluted:
Income from continuing operations available to Units	$9.76	$0.49
Net income available to Units	$9.76	$0.49
Weighted average Units outstanding	382,243	380,327

Distributions declared per Unit outstanding	$8.50375	$0.5525

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Quarter Ended March 31,
	2016	2015
Comprehensive income:
Net income	$3,731,831	$190,224
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(2,906)	(11,788)
Losses reclassified into earnings from other comprehensive income	28,654	4,338
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the period	75	(420)
Other comprehensive income (loss)	25,823	(7,870)
Comprehensive income	3,757,654	182,354
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(764)	(643)
Comprehensive income attributable to controlling interests	$3,756,890	$181,711

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,731,831	$190,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	172,885	194,521
Amortization of deferred financing costs	5,394	2,589
Amortization of above/below market leases	851	846
Amortization of discounts and premiums on debt	(19,563)	(3,751)
Amortization of deferred settlements on derivative instruments	28,585	4,205
Write-off of pursuit costs	1,448	493
Loss (income) from investments in unconsolidated entities	1,104	(2,963)
Distributions from unconsolidated entities – return on capital	655	516
Net (gain) on sales of investment securities and other investments	(556)	—
Net (gain) on sales of real estate properties	(3,723,479)	(79,951)
Net (gain) loss on sales of land parcels	(11,722)	1
Net (gain) on sales of discontinued operations	(15)	—
Realized/unrealized loss on derivative instruments	—	24
Compensation paid with Company Common Shares	9,967	13,610
Changes in assets and liabilities:
Decrease in deposits – restricted	7,823	290
(Increase) in mortgage deposits	(455)	(456)
Decrease (increase) in other assets	17,175	(4,237)
Increase in accounts payable and accrued expenses	32,964	45,450
(Decrease) in accrued interest payable	(15,817)	(4,870)
(Decrease) in other liabilities	(23,703)	(8,307)
(Decrease) in security deposits	(13,990)	(339)
Net cash provided by operating activities	201,382	347,895

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(160,680)	(6,720)
Investment in real estate – development/other	(150,164)	(146,194)
Capital expenditures to real estate	(33,902)	(38,170)
Non-real estate capital additions	(1,205)	(469)
Interest capitalized for real estate under development	(14,246)	(15,313)
Proceeds from disposition of real estate, net	6,303,904	142,931
Investments in unconsolidated entities	(900)	(2,410)
Distributions from unconsolidated entities – return of capital	336	18,969
Proceeds from sale of investment securities and other investments	1,430	—
(Increase) in deposits on real estate acquisitions and investments, net	(193,533)	(131,787)
Decrease (increase) in mortgage deposits	196	(59)
Net cash provided by (used for) investing activities	5,751,236	(179,222)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(397)	$—
Mortgage deposits	(2,150)	(2,059)
Mortgage notes payable, net:
Lump sum payoffs	(482,601)	(121,326)
Scheduled principal repayments	(2,208)	(2,746)
Notes, net:
Lump sum payoffs	(1,500,000)	—
Line of credit and commercial paper:
Line of credit proceeds	246,000	1,997,000
Line of credit repayments	(246,000)	(2,200,000)
Commercial paper proceeds	1,324,784	1,155,228
Commercial paper repayments	(1,712,472)	(814,600)
(Payments on) settlement of derivative instruments	—	(25)
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	982	1,927
Proceeds from exercise of EQR options	20,687	32,213
Redemption of Preference Units	—	(9,820)
Premium on redemption of Preference Units	—	(2,789)
Other financing activities, net	(138)	—
Contributions – Limited Partners	1	1
Distributions:
OP Units – General Partner	(3,122,652)	(181,408)
Preference Units	(773)	(891)
OP Units – Limited Partners	(123,127)	(7,149)
Noncontrolling Interests – Partially Owned Properties	(26,781)	(2,891)
Net cash (used for) financing activities	(5,626,845)	(159,335)
Net increase in cash and cash equivalents	325,773	9,338
Cash and cash equivalents, beginning of period	42,276	40,080
Cash and cash equivalents, end of period	$368,049	$49,418

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Quarter Ended March 31,
	2016	2015
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$220,385	$113,113
Net cash paid for income and other taxes	$524	$718
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$43,400	$—
Amortization of deferred financing costs:
Other assets	$763	$764
Mortgage notes payable, net	$1,868	$843
Notes, net	$2,763	$982
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$(21,515)	$(4,567)
Notes, net	$1,540	$618
Line of credit and commercial paper	$412	$198
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(69)	$(133)
Accumulated other comprehensive income	$28,654	$4,338
Write-off of pursuit costs:
Investment in real estate, net	$982	$434
Other assets	$389	$59
Accounts payable and accrued expenses	$77	$—
Loss (income) from investments in unconsolidated entities:
Investments in unconsolidated entities	$709	$(3,625)
Other liabilities	$395	$662
Realized/unrealized loss on derivative instruments:
Other assets	$(6,878)	$(4,963)
Notes, net	$6,878	$4,842
Other liabilities	$2,906	$11,933
Accumulated other comprehensive income	$(2,906)	$(11,788)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$—	$(130)
Other liabilities	$(900)	$(2,280)
Debt financing costs:
Mortgage notes payable, net	$(397)	$—
Other:
Foreign currency translation adjustments	$(75)	$420

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2016
PARTNERS' CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$37,280
Balance, end of period	$37,280

GENERAL PARTNER
Balance, beginning of year	$10,585,104
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	144
Exercise of EQR share options	20,687
EQR's Employee Share Purchase Plan (ESPP)	982
Share-based employee compensation expense:
EQR restricted shares	5,134
EQR share options	810
EQR ESPP discount	173
Net income available to Units – General Partner	3,586,985
OP Units – General Partner distributions	(3,105,215)
Supplemental Executive Retirement Plan (SERP)	1,341
Change in market value of Redeemable Limited Partners	55,478
Adjustment for Limited Partners ownership in Operating Partnership	1,062
Balance, end of period	$11,152,685

LIMITED PARTNERS
Balance, beginning of year	$221,379
Issuance of restricted units to Limited Partners	1
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(144)
Equity compensation associated with Units – Limited Partners	9,335
Net income available to Units – Limited Partners	143,309
Units – Limited Partners distributions	(122,499)
Change in carrying value of Redeemable Limited Partners	(9,775)
Adjustment for Limited Partners ownership in Operating Partnership	(1,062)
Balance, end of period	$240,544

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(152,016)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	(2,906)
Losses reclassified into earnings from other comprehensive income	28,654
Accumulated other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	75
Balance, end of period	$(126,193)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Quarter Ended
March 31, 2016
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,608
Net income attributable to Noncontrolling Interests	764
Distributions to Noncontrolling Interests	(26,781)
Other	25,808
Balance, end of period	$4,399

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

EQR is the general partner of, and as of March 31, 2016 owned an approximate 96.1% ownership interest in, ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of March 31, 2016, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 317 properties located in 11 states and the District of Columbia consisting of 83,992 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	291	73,226
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	18	3,471
Partially Owned Properties – Unconsolidated	3	1,281
Military Housing (A)	2	5,161
	317	83,992

(A)	The Company sold its interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord effective April 1, 2016.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications did not have an impact on net income previously reported. Operating results for the quarter ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The balance sheets at December 31, 2015 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of March 31, 2016, the Company has recorded a deferred tax asset, which is fully offset by a valuation allowance due to the uncertainty of realization.

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

In February 2015, the FASB issued new consolidation guidance which makes changes to both the variable interest model and the voting model. Among other changes, the new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate. The Company adopted this standard as required effective January 1, 2016. While adoption of this standard did not result in any changes to conclusions about whether a joint venture was consolidated or unconsolidated, the Company has determined that certain of its joint ventures and the Operating Partnership now qualify as variable interest entities ("VIEs") and therefore require additional disclosures. See Note 6 for further discussion.

In April 2015, the FASB issued a new standard which requires companies to present debt financing costs as a direct deduction from the carrying amount of the associated debt liability rather than as an asset, consistent with the presentation of debt discounts on the consolidated balance sheets.  Companies will be permitted to present debt issuance costs related to line of credit arrangements as an asset and amortize these costs over the term of the arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The new standard must be applied retrospectively to all prior periods presented in the consolidated financial statements.  The Company adopted this standard as required effective January 1, 2016 and other than presentation on the consolidated balance sheets, it did not have a material effect on its consolidated results of operations or financial position. As of March 31, 2016, $6.1 million, $18.3 million and $24.6 million of deferred financing costs were included within other assets, mortgage notes payable, net and notes, net, respectively, on the consolidated balance sheets. As of December 31, 2015, the following amounts of deferred financing costs were reclassified (amounts in thousands):

	December 31, 2015
	As Originally Presented	Reclassification Adjustments	As Presented Herein
Deferred financing costs, net	$54,004	$(54,004)	$—
Other assets	$422,027	$6,872	$428,899
Mortgage notes payable, net	$4,704,870	$(19,736)	$4,685,134
Notes, net	$5,876,352	$(27,396)	$5,848,956

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

In February 2016, the FASB issued a new leases standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard is expected to impact the Company’s consolidated financial statements as the Company has certain operating ground lease arrangements for which it is the lessee. The new standard will be effective for the Company beginning on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

Other

The Company is the controlling partner in various consolidated partnerships owning 18 properties and 3,471 apartment units having a noncontrolling interest book value of $4.4 million at March 31, 2016. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning five properties having a noncontrolling interest deficit balance of $9.4 million. These five partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of March 31, 2016, the Company estimates the value of Noncontrolling Interest distributions for these five properties would have been approximately $54.0 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the five Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on March 31, 2016 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units) for the quarter ended March 31, 2016:

2016
Common Shares
Common Shares outstanding at January 1,	364,755,444
Common Shares Issued:
Conversion of OP Units	5,577
Exercise of share options	582,435
Employee Share Purchase Plan (ESPP)	15,506
Restricted share grants, net	137,057
Common Shares outstanding at March 31,	365,496,019
Units
Units outstanding at January 1,	14,427,164
Restricted unit grants, net	282,030
Conversion of OP Units to Common Shares	(5,577)
Units outstanding at March 31,	14,703,617
Total Common Shares and Units outstanding at March 31,	380,199,636
Units Ownership Interest in Operating Partnership	3.9%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at March 31, 2016 and December 31, 2015.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of March 31, 2016, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $521.1 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the quarter ended March 31, 2016 (amounts in thousands):

2016
Balance at January 1,	$566,783
Change in market value	(55,478)
Change in carrying value	9,775
Balance at March 31,	$521,080

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

The following table presents the Company’s issued and outstanding Preferred Shares as of March 31, 2016 and December 31, 2015:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	March 31, 2016	December 31, 2015
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding at March 31, 2016 and December 31, 2015	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)	On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the quarter ended March 31, 2016:

2016
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	379,182,608
Issued to General Partner:
Exercise of EQR share options	582,435
EQR’s Employee Share Purchase Plan (ESPP)	15,506
EQR's restricted share grants, net	137,057
Issued to Limited Partners:
Restricted unit grants, net	282,030
General and Limited Partner Units outstanding at March 31,	380,199,636
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,427,164
Limited Partner restricted unit grants, net	282,030
Conversion of Limited Partner OP Units to EQR Common Shares	(5,577)
Limited Partner Units outstanding at March 31,	14,703,617
Limited Partner Units Ownership Interest in Operating Partnership	3.9%

The Limited Partners of the Operating Partnership as of March 31, 2016 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units. Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at March 31, 2016 and December 31, 2015.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of March 31, 2016, the Redeemable Limited Partner Units have a redemption value of approximately $521.1 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the quarter ended March 31, 2016 (amounts in thousands):

2016
Balance at January 1,	$566,783
Change in market value	(55,478)
Change in carrying value	9,775
Balance at March 31,	$521,080

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

The following table presents the Operating Partnership's issued and outstanding “Preference Units” as of March 31, 2016 and December 31, 2015:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	March 31, 2016	December 31, 2015
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding at March 31, 2016 and December 31, 2015	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million Common Shares. No shares were repurchased during the quarter ended March 31, 2016. As of March 31, 2016, EQR has remaining authorization to repurchase an additional 12,968,760 of its shares.

4.    Real Estate, Real Estate Held for Sale and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Land	$5,777,206	$5,864,046
Depreciable property:
Buildings and improvements	16,430,979	16,346,829
Furniture, fixtures and equipment	1,219,444	1,207,098
In-Place lease intangibles	465,392	483,160
Projects under development:
Land	247,568	284,995
Construction-in-progress	826,254	837,381
Land held for development:
Land	114,149	120,007
Construction-in-progress	39,874	38,836
Investment in real estate	25,120,866	25,182,352
Accumulated depreciation	(4,977,274)	(4,905,406)
Investment in real estate, net	$20,143,592	$20,276,946

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of March 31, 2016 and December 31, 2015 (amounts in thousands):

Description	Balance Sheet Location	March 31, 2016	December 31, 2015
Assets
Ground lease intangibles – below market	Other Assets	$178,251	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		179,511	179,511
Accumulated amortization		(14,582)	(13,451)
Lease intangible assets, net		$164,929	$166,060

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,270
Lease intangible liabilities		7,670	7,670
Accumulated amortization		(3,694)	(3,414)
Lease intangible liabilities, net		$3,976	$4,256

During the quarters ended March 31, 2016 and 2015, the Company amortized approximately $1.1 million and $1.1 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.2 million and $0.2 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2016	2017	2018	2019	2020	2021

Ground lease intangibles	$3,241	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(667)	(540)	(71)	(71)	(71)	(67)
Total	$2,574	$3,781	$4,250	$4,250	$4,250	$4,254

Acquisitions and Dispositions

During the quarter ended March 31, 2016, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	3	479	$204,134
Total	3	479	$204,134

(1)	Purchase price includes an allocation of approximately $80.9 million to land and $123.2 million to depreciable property.

During the quarter ended March 31, 2016, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated (1)	80	26,162	$6,314,953
Land Parcels	—	—	27,455
Total	80	26,162	$6,342,408

(1)	Includes the Starwood portfolio sale (see further discussion below) representing 72 operating properties consisting of 23,262 apartment units for $5.365 billion.

The Company recognized a net gain on sales of real estate properties of approximately $3.7 billion (inclusive of $3.2 billion on the Starwood portfolio sale) and a net gain on sales of land parcels of approximately $11.7 million on the above sales.

Starwood Disposition

Following the approval by the Company's Board of Trustees, the Company executed an agreement with controlled affiliates of Starwood Capital Group ("Starwood") on October 23, 2015 to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion (the "Starwood Transaction"). As of December 31, 2015, Starwood had deposited $250.0 million in cash into escrow as earnest money, which was non-refundable unless the Company defaulted on the sales agreement. On January 26 and 27, 2016, the Company closed on the sale of the entire portfolio described above. As a result, the Starwood Transaction met the held for sale criteria at December 31, 2015. In accordance with this classification, the Company ceased depreciation on all assets in the Starwood portfolio as of November 1, 2015 and the following assets were classified as held for sale in the accompanying consolidated balance sheets at December 31, 2015 (amounts in thousands):

December 31, 2015
Land	$602,737
Depreciable property:
Buildings and improvements	2,386,489
Furniture, fixtures and equipment	335,565
In-Place lease intangibles	35,554
Real estate held for sale before accumulated depreciation	3,360,345
Accumulated depreciation	(1,179,210)
Real estate held for sale	$2,181,135

The following table provides the operating segments/locations of the properties and apartment units sold in the Starwood Transaction, which represents substantially all of the assets in the Company's South Florida and Denver markets and certain assets in the Washington D.C., Seattle and Inland Empire, California (part of Los Angeles) markets. The sale of these properties represents the continuation of the Company's long-term strategy of investing in high barrier to entry urban markets. See Note 11 for further discussion.

Markets/Metro Areas	Properties	Apartment Units
South Florida	33	10,742
Denver	18	6,635
Washington D.C.	10	3,020
Seattle	8	1,721
Inland Empire, CA (part of Los Angeles)	3	1,144
Total	72	23,262

The Company used proceeds from the Starwood Transaction and other sales discussed above to pay a special dividend of $8.00 per share/unit (approximately $3.0 billion) on March 10, 2016 to shareholders and holders of OP Units of record as of March 3, 2016. The Company used the majority of the remaining proceeds to reduce aggregate indebtedness in order to make the transaction leverage neutral. See Note 8 for further discussion.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any separate agreements to acquire rental properties or land parcels as of May 5, 2016.

The Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	4	772	$134,450
Land Parcels (three)	—	—	66,550
Total	4	772	$201,000

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.    Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of March 31, 2016 (amounts in thousands except for property and apartment unit amounts):

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE)	Total

Total properties	18	2	1	3

Total apartment units	3,471	945	336	1,281

Balance sheet information at 3/31/16 (at 100%):
ASSETS
Investment in real estate	$665,996	$234,383	$229,599	$463,982
Accumulated depreciation	(209,424)	(24,991)	(49,194)	(74,185)
Investment in real estate, net	456,572	209,392	180,405	389,797
Cash and cash equivalents	15,051	7,836	1,201	9,037
Investments in unconsolidated entities	48,797	—	—	—
Deposits – restricted	351	242	47	289
Other assets	25,948	103	786	889
Total assets	$546,719	$217,573	$182,439	$400,012

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable, net (1)	$317,801	$145,423	$29,269	$174,692
Accounts payable & accrued expenses	2,786	1,729	351	2,080
Accrued interest payable	1,099	691	—	691
Other liabilities	521	258	216	474
Security deposits	1,939	510	159	669
Total liabilities	324,146	148,611	29,995	178,606

Noncontrolling Interests – Partially Owned Properties/Partners' equity	4,399	63,809	108,968	172,777
Company equity/General and Limited Partners' Capital	218,174	5,153	43,476	48,629
Total equity/capital	222,573	68,962	152,444	221,406
Total liabilities and equity/capital	$546,719	$217,573	$182,439	$400,012

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE)	Total
Operating information for the quarter ended 3/31/16 (at 100%):
Operating revenue	$22,997	$6,528	$2,913	$9,441
Operating expenses	5,598	2,196	1,153	3,349

Net operating income	17,399	4,332	1,760	6,092
Property management	811	190	19	209
General and administrative/other	15	—	86	86
Depreciation	5,369	2,621	1,858	4,479

Operating income (loss)	11,204	1,521	(203)	1,318
Interest and other income	20	—	—	—
Interest:
Expense incurred, net	(4,038)	(2,072)	(272)	(2,344)
Amortization of deferred financing costs	(147)	—	—	—

Income (loss) before income and other taxes and (loss) from investments in unconsolidated entities	7,039	(551)	(475)	(1,026)
Income and other tax (expense) benefit	(12)	—	—	—
(Loss) from investments in unconsolidated entities	(369)	—	—	—

Net income (loss)	$6,658	$(551)	$(475)	$(1,026)

(1)	All debt is non-recourse to the Company.
Note: The above tables exclude EQR's ownership interest in ERPOP and the Company's interests in unconsolidated joint ventures entered into with AvalonBay Communities, Inc. (“AVB”) in connection with the acquisition of certain real estate related assets from Archstone Enterprise LP (such assets are referred to herein as "Archstone"). These ventures owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation, as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests had an aggregate liquidation value of $42.2 million at March 31, 2016. The ventures are owned 60% by the Company and 40% by AVB. See below for further discussion.

Operating Properties

The Company has various equity interests in certain limited partnerships owning 17 properties containing 3,039 apartment units. Each partnership owns a multifamily property. The Company is the general partner of these limited partnerships and is responsible for managing the operations and affairs of the partnerships as well as making all decisions regarding the businesses of the partnerships. The limited partners are not able to exercise substantive kick-out or participating rights. As a result, the partnerships qualify as VIEs. The Company has a controlling financial interest in the VIEs and, thus, is the VIEs' primary beneficiary. The Company has both the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. As a result, the partnerships are required to be consolidated on the Company's balance sheet.

The Company has a 75% equity interest in the Wisconsin Place joint venture. The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities. The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components. At March 31, 2016, the residential component had a net book value of $174.5 million. The Company is the managing member and is responsible for conducting all administrative day-to-day matters and affairs of the joint venture as well as implementing all decisions with respect to the joint venture. The limited partner is not able to exercise substantive kick-out or participating rights. As a result, the joint venture qualifies as a VIE. The Company has a controlling financial interest in the VIE and, thus, is the VIE's primary beneficiary. The Company has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity that owns the residential component is required to be consolidated on the Company's balance sheet.

The Wisconsin Place joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility. At March 31, 2016, the basis of this investment was $48.8 million. The joint venture, as a limited partner, does not have substantive kick-out or participating rights in the entity. As a result, the entity qualifies as a VIE. The joint venture does not have a controlling financial interest in the VIE and is not the VIE's primary beneficiary. The joint venture does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in the Waterton Tenside joint venture which owns a 336 unit apartment property located in Atlanta, Georgia and had a basis of $3.9 million at March 31, 2016. The partner is the managing member and its predecessor by merger developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $29.3 million, bears interest at 3.66% and matures December 1, 2018. The Company, as the limited partner, does not have substantive kick-out or participating rights. As a result, the entity qualifies as a VIE. The Company does not have a controlling financial interest in the VIE and is not the VIE's primary beneficiary. The Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures. The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and the Company's interest had a basis of $4.9 million at March 31, 2016. The Domain joint venture owns a 444 unit apartment property located in San Jose, California and the Company's interest had a basis of $9.8 million at March 31, 2016. Nexus Sawgrass and Domain were completed and stabilized during the quarters ended September 30, 2014 and March 31, 2015, respectively. Construction on both properties was predominantly funded with long-term, non-recourse secured loans from the partner. The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021. The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the properties and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the operations. As a result, the entities do not qualify as VIEs. The Company alone does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance and as a result, the entities are unconsolidated and recorded using the equity method of accounting. The Company currently has no further funding obligations related to these properties.

Other

As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management. The limited partners are not able to exercise substantive kick-out or participating rights. As a result, ERPOP qualifies as a VIE. EQR has a controlling financial interest in ERPOP and, thus, is ERPOP's primary beneficiary. EQR has the power to direct the activities of ERPOP that most significantly impact ERPOP's economic performance as well as the obligation to absorb losses or the right to receive benefits from ERPOP that could potentially be significant to ERPOP. As a result, ERPOP is required to be consolidated on EQR's balance sheet.

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by AVB. The Company's initial investment was $147.6 million and the Company's basis at March 31, 2016 was a net obligation of $0.9 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Residual JV that most significantly impact the Residual JV's economic performance and as a result, the Residual JV is unconsolidated and recorded using the equity method of accounting. The Residual JV has sold all of the real estate assets that were acquired as part of the acquisition of Archstone, including all of the German assets, and is in the process of winding down all remaining activities.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. At March 31, 2016, the remaining preferred interests had an aggregate liquidation value of $42.2 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Legacy JV that most significantly impact the Legacy JV's economic performance and as a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

7.    Deposits – Restricted and Escrow Deposits – Mortgage

The following table presents the Company’s restricted deposits as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Tax-deferred (1031) exchange proceeds	$195,636	$—
Earnest money on pending acquisitions	—	1,000
Restricted deposits on real estate investments	4,974	6,077
Resident security and utility deposits	38,635	48,458
Other	2,496	358
Totals	$241,741	$55,893

The following table presents the Company’s escrow deposits as of March 31, 2016 and December 31, 2015 (amounts in thousands):

	March 31, 2016	December 31, 2015
Real estate taxes and insurance	$2,432	$1,977
Replacement reserves	3,766	3,962
Mortgage principal reserves/sinking funds	52,305	50,155
Other	852	852
Totals	$59,355	$56,946

8.    Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility. See Note 2 for a discussion regarding adoption of the new accounting standard impacting deferred financing costs.

Mortgage Notes Payable

As of March 31, 2016, the Company had outstanding mortgage debt of approximately $4.2 billion.

During the quarter ended March 31, 2016, the Company:

▪	Repaid $440.8 million of 6.256% mortgage debt held in a Fannie Mae loan pool maturing in 2017 and incurred a prepayment penalty of approximately $29.3 million;

▪	Repaid $41.8 million of various tax-exempt mortgage bonds maturing in 2026 through 2034 and incurred a prepayment penalty of approximately $0.2 million;

▪	Repaid $2.2 million of scheduled principal repayments on various mortgage debt; and

▪	Assumed $43.4 million of mortgage debt on one acquired property.

The Company recorded $1.2 million of write-offs of unamortized deferred financing costs during the quarter ended March 31, 2016 as additional interest expense related to debt extinguishment of mortgages. The Company also recorded $20.6 million of write-offs of net unamortized premiums during the quarter ended March 31, 2016 as a reduction of interest expense related to debt extinguishment of mortgages.

As of March 31, 2016, the Company had $627.0 million of secured debt subject to third party credit enhancement.

As of March 31, 2016, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 1, 2061. At March 31, 2016, the interest rate range on the Company’s mortgage debt was 0.10% to 7.25%. During the quarter ended March 31, 2016, the weighted average interest rate on the Company’s mortgage debt was 4.33%.

Notes

As of March 31, 2016, the Company had outstanding unsecured notes of approximately $4.4 billion.

During the quarter ended March 31, 2016, the Company:

•
Repaid $228.9 million of 5.125% unsecured notes maturing in 2016 and incurred a prepayment penalty of approximately $1.4 million and repaid the remaining $271.1 million of 5.125% unsecured notes at maturity;

•	Repaid $400.0 million of 5.375% unsecured notes maturing in 2016 and incurred a prepayment penalty of approximately $9.5 million;

•	Repaid $255.9 million of 5.750% unsecured notes maturing in 2017 and incurred a prepayment penalty of approximately $16.5 million;

•	Repaid $46.1 million of 7.125% unsecured notes maturing in 2017 and incurred a prepayment penalty of approximately $4.6 million;

•	Repaid $250.0 million of 4.625% unsecured notes maturing in 2021 and incurred a prepayment penalty of approximately $31.6 million; and

•	Repaid $48.0 million of 7.570% unsecured notes maturing in 2026 and incurred a prepayment penalty of approximately $19.3 million.

The Company recorded $1.9 million of write-offs of unamortized deferred financing costs during the quarter ended March 31, 2016 as additional interest expense related to debt extinguishment of unsecured notes. The Company also recorded $25.2 million of write-offs of net unamortized premiums/discounts/OCI/treasury locks during the quarter ended March 31, 2016 as additional interest expense related to debt extinguishment of unsecured notes.

As of March 31, 2016, scheduled maturities for the Company’s outstanding notes were at various dates through June 1, 2045. At March 31, 2016, the interest rate range on the Company’s notes was 2.375% to 7.57%. During the quarter ended March 31, 2016, the weighted average interest rate on the Company’s notes was 4.62%.

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

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. As of March 31, 2016, there was no commercial paper outstanding. The notes bear interest at various floating rates with a weighted average of 0.96% for the quarter ended March 31, 2016.

As of March 31, 2016, the amount available on the revolving credit facility was $2.44 billion (net of $64.5 million which was restricted/dedicated to support letters of credit). During the quarter ended March 31, 2016, the weighted average interest rate on the revolving credit facility was 1.36%.

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data). Employee holdings other than Common Shares within the supplemental executive retirement plan (the “SERP”) are valued using quoted market prices for identical assets and are included in other assets and other liabilities on the consolidated balance sheets. Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are valued using the quoted market price of Common Shares. The fair values disclosed for mortgage notes payable and unsecured debt (including its commercial paper) were calculated using indicative rates provided by lenders of similar loans in the case of mortgage notes payable and the private unsecured debt (including its commercial paper) and quoted market prices for each underlying issuance in the case of the public unsecured notes.

The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $4.2 billion and $4.4 billion, respectively, at March 31, 2016. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.4 billion (Level 2) and $4.7 billion (Level 2), respectively, at March 31, 2016. The carrying values of the Company's mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.7 billion and $6.2 billion, respectively, at December 31, 2015. The fair values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.6 billion (Level 2) and $6.5 billion (Level 2), respectively, at December 31, 2015. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

The following table summarizes the Company’s consolidated derivative instruments at March 31, 2016 (dollar amounts are in thousands):

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

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at March 31, 2016 and December 31, 2015, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	3/31/2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$10,533	$—	$10,533	$—
Supplemental Executive Retirement Plan	Other Assets	114,123	114,123	—	—
Total		$124,656	$114,123	$10,533	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$3,579	$—	$3,579	$—
Supplemental Executive Retirement Plan	Other Liabilities	114,123	114,123	—	—
Total		$117,702	$114,123	$3,579	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$521,080	$—	$521,080	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$3,655	$—	$3,655	$—
Supplemental Executive Retirement Plan	Other Assets	105,942	105,942	—	—
Total		$109,597	$105,942	$3,655	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$673	$—	$673	$—
Supplemental Executive Retirement Plan	Other Liabilities	105,942	105,942	—	—
Total		$106,615	$105,942	$673	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$566,783	$—	$566,783	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2016 and 2015, respectively (amounts in thousands):

March 31, 2016 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$6,878	Fixed rate debt	Interest expense	$(6,878)
Total		$6,878			$(6,878)

March 31, 2015 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$4,842	Fixed rate debt	Interest expense	$(4,842)
Total		$4,842			$(4,842)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2016 and 2015, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
March 31, 2016 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(2,906)	Interest expense	$(28,654)	N/A	$—
Total	$(2,906)		$(28,654)		$—

	Effective Portion			Ineffective Portion
March 31, 2015 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(11,788)	Interest expense	$(4,338)	N/A	$—
Total	$(11,788)		$(4,338)		$—

As of March 31, 2016 and December 31, 2015, there were approximately $126.0 million and $151.8 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at March 31, 2016, the Company may recognize an estimated $20.8 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending March 31, 2017.

10.    Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2016	2015
Numerator for net income per share – basic:
Income from continuing operations	$3,731,988	$190,069
Allocation to Noncontrolling Interests – Operating Partnership, net	(143,315)	(7,053)
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(764)	(643)
Preferred distributions	(773)	(891)
Premium on redemption of Preferred Shares	—	(2,789)
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	3,587,136	178,693
Discontinued operations, net of Noncontrolling Interests	(151)	149
Numerator for net income per share – basic	$3,586,985	$178,842
Numerator for net income per share – diluted:
Income from continuing operations	$3,731,988	$190,069
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(764)	(643)
Preferred distributions	(773)	(891)
Premium on redemption of Preferred Shares	—	(2,789)
Income from continuing operations available to Common Shares	3,730,451	185,746
Discontinued operations, net	(157)	155
Numerator for net income per share – diluted	$3,730,294	$185,901
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	364,592	363,098
Effect of dilutive securities:
OP Units	13,697	13,598
Long-term compensation shares/units	3,954	3,631
Denominator for net income per share – diluted	382,243	380,327
Net income per share – basic	$9.84	$0.49
Net income per share – diluted	$9.76	$0.49
Net income per share – basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$9.84	$0.49
Discontinued operations, net of Noncontrolling Interests	—	—
Net income per share – basic	$9.84	$0.49
Net income per share – diluted:
Income from continuing operations available to Common Shares	$9.76	$0.49
Discontinued operations, net	—	—
Net income per share – diluted	$9.76	$0.49

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Quarter Ended March 31,
	2016	2015
Numerator for net income per Unit – basic and diluted:
Income from continuing operations	$3,731,988	$190,069
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(764)	(643)
Allocation to Preference Units	(773)	(891)
Allocation to premium on redemption of Preference Units	—	(2,789)
Income from continuing operations available to Units	3,730,451	185,746
Discontinued operations, net	(157)	155
Numerator for net income per Unit – basic and diluted	$3,730,294	$185,901
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	378,289	376,696
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	3,954	3,631
Denominator for net income per Unit – diluted	382,243	380,327
Net income per Unit – basic	$9.84	$0.49
Net income per Unit – diluted	$9.76	$0.49
Net income per Unit – basic:
Income from continuing operations available to Units	$9.84	$0.49
Discontinued operations, net	—	—
Net income per Unit – basic	$9.84	$0.49
Net income per Unit – diluted:
Income from continuing operations available to Units	$9.76	$0.49
Discontinued operations, net	—	—
Net income per Unit – diluted	$9.76	$0.49

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

Individually Significant Dispositions

The Company concluded that the Starwood Transaction does not qualify for discontinued operations reporting as it does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The Company has been investing only in its six coastal, high barrier to entry markets (Boston, New York, Washington D.C., Southern California, San Francisco and Seattle) and has not been acquiring or developing any new assets in its other markets. Over the past several years, the Company has been repositioning its portfolio by selling assets located in low barrier to entry markets and reducing its exposure to these markets. However, the Company concluded that the Starwood Transaction does qualify as an individually significant component of the Company as the amount received upon disposal exceeded 10% of total assets and NOI (see definition in Note 13) of the Starwood portfolio represents approximately 4.5% (for the approximate one-month period owned in 2016) and 16.0%, respectively, of consolidated NOI for the Company for the quarters ended March 31, 2016 and 2015. In addition, the Starwood Transaction met the held for sale criteria at December 31, 2015 and was classified as held for sale in the accompanying consolidated balance sheets at December 31, 2015 (see Note 4 for further discussion). In accordance with this classification, the Company ceased depreciation on all assets in the Starwood portfolio as of November 1, 2015. As a result, the following table summarizes the results of operations attributable to the Starwood Transaction for the quarters ended March 31, 2016 and 2015 (amounts in thousands):

	Quarter Ended March 31,
	2016	2015
REVENUES
Rental income	$30,117	$103,709
Total revenues	30,117	103,709

EXPENSES (1)
Property and maintenance	7,890	19,086
Real estate taxes and insurance	2,872	12,147
Property management	2	3
General and administrative	1	1
Depreciation	—	26,194
Total expenses	10,765	57,431

Operating income	19,352	46,278

Interest and other income	2	—
Interest (2):
Expense incurred, net	(328)	(164)
Amortization of deferred financing costs	(707)	(24)
Net gain on sales of real estate properties	3,161,221	—

Income from operations attributable to controlling interests – Operating Partnership	3,179,540	46,090
Income from operations attributable to Noncontrolling Interests – Operating Partnership	(122,132)	(1,754)
Income from operations attributable to controlling interests – Company	$3,057,408	$44,336

(1)	Includes expenses paid in the current period for properties held for sale.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties held for sale which was repaid at or before closing.

Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any, for properties sold in 2013 and prior years. The amounts included in discontinued operations for the quarters ended March 31, 2016 and 2015 represent trailing activity for properties sold in 2013 and prior years. None of the properties sold during the quarters ended March 31, 2016 and 2015 met the new criteria for reporting discontinued operations.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets for properties sold in 2013 and prior years during the quarters ended March 31, 2016 and 2015 (amounts in thousands).

	Quarter Ended March 31,
	2016	2015
REVENUES
Rental income	$118	$161
Total revenues	118	161

EXPENSES (1)
Property and maintenance	(3)	(67)
Real estate taxes and insurance	1	52
General and administrative	4	6
Total expenses	2	(9)

Discontinued operating income	116	170

Other expenses	(280)	—
Income and other tax (expense) benefit	(8)	(15)

Discontinued operations	(172)	155
Net gain on sales of discontinued operations	15	—

Discontinued operations, net	$(157)	$155

(1)	Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

12.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws. Compliance by the Company with existing laws has not had a material adverse effect on the Company. However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit as presently configured alleges that the Company designed and built many of its properties in violation of the accessibility requirements of the Fair Housing Act (“FHA”) and Americans With Disabilities Act (“ADA”). The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. In the 10 years the case has been pending, the Court has made several important rulings, including that the plaintiff lacks standing under the ADA and thus cannot pursue claims under that statute. On March 31, 2016, the Court found that certain features at seven of the Company’s properties do not satisfy the accessibility requirements of the FHA. The Court also found that six of the Company's properties do not belong in the case based on date of design/construction or the fact that the Company did not participate in design/construction. It is unclear at this time what effect the Court’s recent rulings will have on as yet unresolved liability issues as well as potential remedies for violations found. The Company will continue to defend the suit vigorously, and due to the uncertainty of the many critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at March 31, 2016. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.
The Company has established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the quarter ended March 31, 2016, the Company recorded a reduction to the reserve of approximately $0.5 million, resulting in a total reserve of approximately $2.5 million at March 31, 2016. While no assurances can be given, the Company does not believe that the ultimate resolution of any of these remaining litigation matters, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of March 31, 2016, the Company has 10 wholly owned projects totaling 3,983 apartment units in various stages of development with commitments to fund of approximately $626.2 million and estimated completion dates ranging through September 30, 2017, as well as other completed development projects that are in various stages of lease up or are stabilized.

As of March 31, 2016, the Company has two completed unconsolidated development properties that are stabilized. Both properties were co-developed with the same third party development partner in different ventures. The development venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-

sell agreements and other customary provisions. The Company currently has no further funding obligations related to these properties. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the properties and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing operations. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements. See Note 6 for further discussion.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company's operating performance geographically by market and both on a same store and non-same store basis. The Company’s operating segments located in its coastal markets represent its reportable segments. As of March 31, 2016, the Company has revised the presentation of Southern California to show separate results for Los Angeles, San Diego and Orange County, along with a subtotal of the three markets combined, for both the current and comparable periods. The Company's operating segments located in its other markets that are not material have been included in the tables presented below. See also Note 4 for further discussion of the Starwood Transaction and the operating segments/locations in which properties were sold.

The Company’s fee and asset management and development activities are other business activities that do not constitute an operating segment and as such, have been included in the "Other" category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2016 and 2015, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense and 2) real estate taxes and insurance expense (all as reflected in the accompanying consolidated statements of operations and comprehensive income). As of March 31, 2016, NOI no longer includes an allocation of property management expenses either in the current or comparable periods. The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment properties. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the quarters ended March 31, 2016 and 2015, respectively (amounts in thousands):

	Quarter Ended March 31,
	2016	2015
Rental income	$616,165	$664,606
Property and maintenance expense	(109,165)	(124,560)
Real estate taxes and insurance expense	(80,196)	(86,432)
Total operating expenses	(189,361)	(210,992)
Net operating income	$426,804	$453,614

The following tables present NOI for each segment from our rental real estate specific to continuing operations for the quarters ended March 31, 2016 and 2015, respectively, as well as total assets and capital expenditures at March 31, 2016 (amounts in thousands):

	Quarter Ended March 31, 2016			Quarter Ended March 31, 2015
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$90,150	$26,359	$63,791	$84,654	$26,189	$58,465
San Diego	21,428	5,835	15,593	20,231	5,661	14,570
Orange County	19,314	4,733	14,581	18,321	4,688	13,633
Subtotal – Southern California	130,892	36,927	93,965	123,206	36,538	86,668

New York	113,204	40,141	73,063	110,123	39,507	70,616
Washington D.C.	104,268	31,425	72,843	103,340	32,037	71,303
San Francisco	90,674	22,198	68,476	82,784	21,519	61,265
Boston	62,325	17,648	44,677	60,512	19,124	41,388
Seattle	37,243	10,572	26,671	35,131	9,807	25,324
All Other Markets	9,070	3,765	5,305	8,643	4,131	4,512
Total same store	547,676	162,676	385,000	523,739	162,663	361,076

Non-same store/other (2) (3)
Los Angeles	7,264	2,573	4,691	7,339	2,384	4,955
Orange County	1,158	334	824	—	—	—
Subtotal – Southern California	8,422	2,907	5,515	7,339	2,384	4,955

New York	7,086	3,625	3,461	292	432	(140)
Washington D.C.	959	170	789	1,047	197	850
San Francisco	4,298	1,550	2,748	83	221	(138)
Boston	2,634	710	1,924	946	202	744
Seattle	5,679	1,259	4,420	1,941	496	1,445
Other (3)	39,411	16,464	22,947	129,219	44,397	84,822
Total non-same store/other	68,489	26,685	41,804	140,867	48,329	92,538

Total	$616,165	$189,361	$426,804	$664,606	$210,992	$453,614

(1)	Same store primarily includes all properties acquired or completed that are stabilized prior to January 1, 2015, less properties subsequently sold, which represented 73,222 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2015, plus any properties in lease-up and not stabilized as of January 1, 2015.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold from 2014 through 2016 that do not meet the new discontinued operations criteria.

	Quarter Ended March 31, 2016
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,567,837	$5,031
San Diego	483,643	673
Orange County	266,770	1,738
Subtotal – Southern California	3,318,250	7,442

New York	4,348,318	3,994
Washington D.C.	3,993,480	5,556
San Francisco	2,518,610	4,891
Boston	1,811,047	3,626
Seattle	1,053,316	2,345
All Other Markets	126,515	254
Total same store	17,169,536	28,108

Non-same store/other (2) (3)
Los Angeles	459,013	3,164
Orange County	77,324	12
Subtotal – Southern California	536,337	3,176

New York	440,315	19
Washington D.C.	45,975	—
San Francisco	262,882	—
Boston	170,841	294
Seattle	334,233	258
Other (3)	2,341,173	2,047
Total non-same store/other	4,131,756	5,794
Total	$21,301,292	$33,902

(1)	Same store primarily includes all properties acquired or completed that are stabilized prior to January 1, 2015, less properties subsequently sold, which represented 73,222 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2015, plus any properties in lease-up and not stabilized as of January 1, 2015.

(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
Note: Markets/Metro Areas included in the above All Other Markets segment are as follows:
(a) New England (excluding Boston) and Phoenix.

14.	Subsequent Events/Other

Subsequent Events

Subsequent to March 31, 2016, the Company:

•
Sold its interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord located in Tacoma, Washington for approximately $63.3 million (consisted of 5,161 apartment units); and

•	Partially paid down $2.9 million on one tax-exempt mortgage bond.

Other

During the quarters ended March 31, 2016 and 2015, the Company incurred charges of $1.3 million and $0.1 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $1.5 million and $0.5 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $2.8 million and $0.6 million, respectively, are included in other expenses in the accompanying consolidated statements of operations and comprehensive income.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015.

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

▪
Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily and owned housing/condominiums, increasing portions of owned housing/condominum stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, governmental regulations, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond the Company's control; and

▪	Additional factors as discussed in Part I of the Company's and the Operating Partnership's Annual Report on Form 10-K, particularly those under “Item 1A. Risk Factors”.

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
EQR is the general partner of, and as of March 31, 2016 owned an approximate 96.1% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates property management offices in each of its six core coastal markets. As of March 31, 2016, the Company had approximately 2,900 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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
We seek to maximize the income and capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property operations and appreciation. We are focused on the six coastal, high barrier to entry markets of Boston, New York, Washington D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle. These markets generally feature one or more of the following characteristics that allow us to increase rents:

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
We believe our strategy also capitalizes on the increasing preference of renters of all ages to live in the urban core of cities or dense suburban locations near transit, entertainment and cultural amenities. Millennials, the 83 million people between ages 18 and 34, are a prime apartment rental demographic. They value both the locational values described above as well as the flexibility that rental apartments offer.
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

Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt, sales of properties and joint venture agreements. In addition, the Company may acquire properties in transactions that include the issuance of partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales. As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties and may acquire land parcels to hold and/or sell based on market opportunities as well as options to buy more land in the future. The Company may also seek to acquire properties by purchasing defaulted or distressed debt that encumbers desirable properties in the hope of obtaining title to property through foreclosure or deed-in-lieu of foreclosure proceedings.
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry markets to high barrier to entry markets. Since 2005, the Company has sold over 194,000 apartment units primarily in low barrier to entry markets for an aggregate sales price of approximately $22.9 billion, acquired over 68,000 apartment units primarily in high barrier to entry markets for approximately $20.0 billion and began approximately $5.7 billion of development projects primarily in its high barrier to entry markets. We are currently seeking to acquire and develop assets in the following six core coastal metropolitan areas: Boston, New York, Washington D.C., Southern California, San Francisco and Seattle. We intend to hold a diversified portfolio of assets across our target markets. As of March 31, 2016, no single market/metropolitan area accounted for more than 19.4% of NOI, though no guarantee can be made that NOI concentration may not increase in the future. The sale of the Starwood portfolio combined with the other 2016 dispositions has resulted in the Company's exit from the South Florida and Denver markets and should ultimately complete the Company's planned exit from the Phoenix market as well as certain New England submarkets. See further discussion below regarding the Company's 2016 disposition activity.
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

Current Environment

Following the approval by the Company's Board of Trustees, the Company executed an agreement with controlled affiliates of Starwood Capital Group ("Starwood") on October 23, 2015 to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion (the "Starwood Transaction"). On January 26 and 27, 2016, the Company closed on the sale of the entire portfolio described above. The sale of the Starwood portfolio, combined with other 2016 dispositions, has resulted in the Company's exit from the South Florida and Denver markets and should ultimately complete the Company's planned exit from the Phoenix market as well as certain New England submarkets. The Company used and expects to use the majority of the proceeds from the Starwood Transaction and other planned 2016 dispositions to pay two special dividends to its shareholders and holders of OP Units of between $10.00 and $12.00 per share/unit in the aggregate. On February 22, 2016, the Board of Trustees declared a special dividend of $8.00 per share/unit which was paid on March 10, 2016 to shareholders/unitholders of record as of March 3, 2016. The Company expects to pay an additional special dividend of approximately $2.00 to $4.00 per share/unit later in 2016. All future dividends remain subject to the discretion of the Company's Board of Trustees. The Company used the majority of the remaining proceeds to reduce aggregate indebtedness in order to make the transaction leverage neutral. The Company retired approximately $2.0 billion in secured and unsecured debt, the majority of which was scheduled to mature in 2016 and 2017, improving the Company's already strong credit metrics. These sales have narrowed the Company's focus, which will now be entirely directed towards our high barrier to entry coastal markets, and has essentially completed the Company's portfolio reconfiguration which started approximately ten years ago. We believe the assets sold will have lower long-term returns (as compared to investments in our high barrier to entry coastal markets) and that we sold them for prices that we believe are favorable. Given the strong demand for multifamily assets in our high barrier to entry coastal markets from institutional investors and the challenge in recycling $6 billion of capital in this competitive marketplace, the Company believes the best risk-adjusted use of the sale proceeds is to distribute a portion to our shareholders and repay outstanding debt.

As a result of the Starwood Transaction and the other 2016 completed and planned dispositions, the Company's portfolio has changed significantly from the portfolio summary included in the Company's Annual Report on Form 10-K. The following table sets forth certain information by market relating to the Company's properties at March 31, 2016 as compared to December 31, 2015:

	Portfolio Summary as of December 31, 2015				Portfolio Summary as of March 31, 2016

			% of	Average			% of	Average
		Apartment	Stabilized	Rental		Apartment	Stabilized	Rental
Markets/Metro Areas	Properties	Units	NOI (A)	Rate (B)	Properties	Units	NOI (A)	Rate (B)

Los Angeles	70	16,064	14.5%	$2,209	68	15,218	17.5%	$2,285
Orange County	12	3,684	3.1%	1,918	12	3,684	3.8%	1,933
San Diego	13	3,505	3.1%	2,097	13	3,505	3.7%	2,115
Subtotal – Southern California	95	23,253	20.7%	2,144	93	22,407	25.0%	2,198

New York	40	10,835	17.3%	3,835	40	10,632	19.4%	3,740
San Francisco	52	13,212	14.9%	2,661	51	11,401	17.7%	2,875
Washington DC	57	18,656	17.1%	2,182	47	15,637	17.6%	2,300
Boston	35	8,018	9.6%	2,632	31	7,744	11.3%	2,648
Seattle	44	8,756	7.6%	1,955	37	7,096	7.8%	2,056
South Florida	34	10,934	7.2%	1,682	—	—	—	—
Denver	19	6,935	4.6%	1,556	—	—	—	—
All Other Markets	13	2,633	1.0%	1,183	13	2,633	1.2%	1,194
Total	389	103,232	100.0%	2,306	312	77,550	100.0%	2,531

Unconsolidated Properties	3	1,281	—	—	3	1,281	—	—
Military Housing (C)	2	5,139	—	—	2	5,161	—	—

Grand Total	394	109,652	100.0%	$2,306	317	83,992	100.0%	$2,531

Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

(A) % of Stabilized NOI – For the March 31, 2016 Portfolio Summary, represents budgeted 2016 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up. For the December 31, 2015 Portfolio Summary, represents actual 2015 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(B) Average Rental Rate – Total residential rental revenues divided by the weighted average occupied apartment units for the reporting period presented.
(C) The Company sold its interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord effective April 1, 2016.

During the quarter ended March 31, 2016, the Company acquired three consolidated rental properties consisting of 479 apartment units for $204.1 million. The Company acquired these properties in order to protect the tax status of certain unaffiliated third parties arising from the Starwood Transaction. During the quarter ended March 31, 2016, the Company sold eighty consolidated rental properties consisting of 26,162 apartment units for $6.3 billion, which includes the sale of the Starwood portfolio described above. In addition, the Company sold two land parcels for $27.5 million during the quarter ended March 31, 2016. The Company currently budgets consolidated rental acquisitions of approximately $600.0 million ($204.1 million of which already occurred during the quarter ended March 31, 2016) during the year ending December 31, 2016 to be funded with proceeds from rental dispositions. The Company currently budgets consolidated rental dispositions of approximately $7.4 billion ($6.3 billion of which already occurred during the quarter ended March 31, 2016) during the year ending December 31, 2016, which includes the sale of the Starwood portfolio and the other planned 2016 dispositions discussed above.

The Company did not start or complete any development projects during the quarter ended March 31, 2016. The Company has budgeted starting approximately $350.0 million of new development projects in 2016. We currently budget spending approximately $600.0 million on development costs during the year ending December 31, 2016. We expect that this capital will be primarily sourced with excess operating cash flow, disposition proceeds, expected debt offerings in 2016 and borrowings on our revolving credit facility and/or commercial paper program.

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
The Company anticipates that 2016 same store revenues will increase 4.5% to 5.0% (as compared to the original guidance range of 4.5% to 5.25% that we provided in February 2016) and anticipates that 2016 same store NOI will increase 5.0% to 6.0% (as compared to the original guidance range of 5.0% to 6.5% that we provided in February 2016). While the midpoint of both ranges are modestly lower than the original guidance ranges provided in February 2016, driven primarily by a slow start to the year in New York as discussed below, our revised expectations remain well above historical trends. Improving labor markets, favorable demographics, robust household formations and increasing consumer preferences for the flexibility of rental housing should keep demand for rental housing relatively high in 2016.

Washington D.C. has seen record absorption despite anemic job growth in 2014 and 2015. However, we have noted recent improvements in professional services hiring. We expect continued slow improvement in the Washington D.C. market throughout 2016, but growth will still lag the remainder of the Company's portfolio due to continuing substantial deliveries of new supply in the market combined with modest but recently improving job growth due to weakness in government hiring and spending. We expect to produce same store revenue growth of approximately 1% to 1.3% in this market in 2016.

In the New York market, elevated deliveries of new supply in the Upper West Side, Brooklyn and Jersey City submarkets are having an impact on our ability to raise rents. In order to remain competitive with this new supply, we offered rent concessions in the early part of the year. Despite the relatively slow start to the year, we still expect the New York market to perform well because of strong demand fundamentals. We expect to produce same store revenue growth of approximately 3% in this market in 2016.

We have a cautious outlook for Boston as the market continues to feel the impact from an elevated level of deliveries of new supply in the downtown submarket. We expect to produce same store revenue growth of approximately 3% for the full year. Absorption has been very favorable and most lease ups of new developments are near completion, creating a window of stability through the end of the year.

Seattle is producing solid rental rate growth. Strong demand is being driven by the continued growth in technology jobs in the market. With limited new supply on the horizon and the limited capacity of construction personnel, we would expect Seattle to perform well through 2016, producing same store revenue growth of more than 5%.

San Francisco continues to be one of the strongest apartment rental markets in the country and we expect will be our top performing market in 2016. The market features strong demand being driven by the technology sector and long-term restraints on new supply, though certain submarkets are experiencing elevated levels of new supply in the short-term. We expect to produce same store revenue growth in the high single digits in this market in 2016.

Los Angeles (and Southern California in general) is performing very well and is well positioned to be one of our best performing markets in 2016. Local supply constraints and very good economic growth in the market are driving strong revenue growth. We expect to produce same store revenue growth of more than 5% in this market in 2016.

The Company anticipates that 2016 same store expenses will increase 2.5% to 3.0% (as compared to the original guidance range of 2.5% to 3.5% that we provided in February 2016). As more fully explained below, the decline in utility costs enabled us to modestly lower our same store expense guidance range for 2016. Increases in real estate taxes are expected to approximate 5.25% to 5.75% for the full year 2016. The anticipated increase in real estate taxes is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment values and fundamentals as well as the contractual annual reduction in the benefits of 421a tax abatements in New York City. We expect full year 2016 utility costs to decline 4.0% to 6.0% due to lower commodity costs and a milder winter in the Northeast. We anticipate same store payroll costs to grow 2.0% to 3.0% in 2016 over 2015.

The Company expects total overhead costs (property management expense and general and administrative expense) to decline slightly in 2016 over 2015 while it expects total revenues to decline more significantly as a result of the Starwood Transaction and other 2016 dispositions. As certain of the Company's overhead costs are fixed and/or not quickly scalable, the Company anticipates overhead costs as a percentage of total revenues will increase in 2016 as compared to 2015.

We believe that the Company is well-positioned as of March 31, 2016 because our properties are geographically diverse, had strong occupancy and the long-term demographic picture in our core coastal markets is positive. As of March 31, 2016, the Company's same store occupancy was 96.2%, its non-same store occupancy was 60.4% (consisting of approximately 20 newly acquired and lease-up properties) and its total portfolio-wide occupancy was 93.9%. We believe many of our markets/metro areas, especially Washington D.C., New York, Boston and San Francisco, will see increased near term multifamily supply, especially in our urban core locations, and there will likely be periods of disruption as new development projects lease up. We believe over the longer term that our markets will absorb future supply without material marketwide disruption because of the strong demand in these markets as exhibited by our current high occupancy levels and increasing household formations. We have seen evidence of this in Seattle as elevated levels of new supply have been absorbed and rental rates continue to grow. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term and should also allow us to take advantage of investment opportunities in the future.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in our high barrier to entry markets and sell apartment properties located in our low barrier to entry markets during the quarter ended March 31, 2016 as follows:

▪	Acquired three consolidated apartment properties consisting of 479 apartment units for $204.1 million at a weighted average Acquisition Cap Rate (see definition below) of 4.9%; and

▪
Sold eighty consolidated apartment properties consisting of 26,162 apartment units for $6.3 billion, which includes the sale of the Starwood portfolio consisting of 72 consolidated rental properties containing 23,262 apartment units for $5.365 billion, at a weighted average Disposition Yield (see definition below) of 5.3% and generating an Unlevered IRR (see definition below) of 11.8%.

The Company's primary financial measure for evaluating each of its apartment communities is net operating income (“NOI”). NOI represents rental income less direct property operating expenses (including real estate taxes and insurance). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company's apartment properties.

The definitions of certain terms described above are as follows:

•
Acquisition Cap Rate – NOI that the Company anticipates receiving in the next 12 months less an estimate of property management costs/management fees allocated to the project (generally ranging from 2.0% to 4.0% of revenues depending on the size and income streams of the asset) and less an estimate for in-the-unit replacement capital expenditures (generally ranging from $100-$450 per apartment unit depending on the age and condition of the asset) divided by the gross purchase price of the asset. The weighted average Acquisition Cap Rate for acquired properties is weighted based on the projected NOI streams and the relative purchase price for each respective property.

•
Disposition Yield – NOI that the Company anticipates giving up in the next 12 months less an estimate of property management costs/management fees allocated to the project (generally ranging from 2.0% to 4.0% of revenues depending on the size and income streams of the asset) and less an estimate for in-the-unit replacement capital expenditures (generally ranging from $100-$450 per apartment unit depending on the age and condition of the asset) divided by the gross sale price of the asset. The weighted average Disposition Yield for sold properties is weighted based on the projected NOI streams and the relative sales price for each respective property.

•
Unlevered Internal Rate of Return (“IRR”) – The Unlevered IRR on sold properties refers to the internal rate of return calculated by the Company based on the timing and amount of (i) total revenue earned during the period owned by the Company and (ii) the gross sales price net of selling costs, offset by (iii) the undepreciated capital cost of the properties at the time of sale and (iv) total direct property operating expenses (including real estate taxes and insurance) incurred during the period owned by the Company. Each of the items (i), (ii), (iii) and (iv) is calculated in accordance with GAAP.

Properties that the Company owned and were stabilized (see definition below) for all of both of the quarters ended March 31, 2016 and 2015 (the "First Quarter 2016 Same Store Properties"), which represented 73,222 apartment units, impacted the Company's results of operations. The First Quarter 2016 Same Store Properties are discussed in the following paragraphs.

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the quarter ended March 31, 2016:

	Quarter Ended
	March 31, 2016
	Properties	Apartment Units
Same Store Properties at Beginning of Period	358	96,286
2014 acquisitions	4	1,011
2016 dispositions	(80)	(26,162)
2016 dispositions not yet included in same store	2	396
Lease-up properties stabilized	7	1,690
Other	—	1
Same Store Properties at March 31, 2016	291	73,222

	Quarter Ended
	March 31, 2016
	Properties	Apartment Units
Same Store	291	73,222

Non-Same Store:
2016 acquisitions	3	479
2015 acquisitions	4	625
Master-Leased properties (1)	3	853
Lease-up properties not yet stabilized (2)	9	2,085
Properties removed from same store (3)	1	285
Other	1	1
Total Non-Same Store	21	4,328
Unconsolidated properties	3	1,281
Military Housing (not consolidated)	2	5,161
Total Properties and Apartment Units	317	83,992
Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)
Includes three properties containing 853 apartment units that are owned by the Company but the entire projects are master leased to a third party corporate housing provider and the Company earns monthly net rental income.

(2)	Includes properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

(3)
Represents one property containing 285 apartment units (Playa Pacifica in Hermosa Beach, California) which was removed from the same store portfolio in 2015 due to a major renovation in which significant portions of the property are being taken offline for extended time periods. As of March 31, 2016, the property had 148 apartment units removed from service and an occupancy of only 31.6%. This property will not return to the same store portfolio until it is stabilized for all of the current and comparable periods presented.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the quarters ended March 31, 2016 and 2015. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the quarter ended March 31, 2016 to the quarter ended March 31, 2015

For the quarter ended March 31, 2016, the Company reported diluted earnings per share/unit of $9.76 compared to $0.49 per share/unit in the same period of 2015. The difference is primarily due to approximately $3.6 billion in higher gains on property sales in 2016 compared to 2015 and lower depreciation expense in the first quarter of 2016 as compared to the same period in 2015 as a direct result of the significant sales activity, partially offset by significantly higher debt extinguishment costs in 2016 as compared to 2015.

For the quarter ended March 31, 2016, income from continuing operations increased approximately $3.5 billion when compared to the quarter ended March 31, 2015. The increase in continuing operations is discussed below.

Revenues from the First Quarter 2016 Same Store Properties increased $23.9 million primarily as a result of an increase in average rental rates charged to residents. Expenses from the First Quarter 2016 Same Store Properties were generally flat, with increases in real estate taxes largely offset by lower utility costs and a decrease in repairs and maintenance expenses. The following tables provide comparative same store results and statistics for the First Quarter 2016 Same Store Properties:

First Quarter 2016 vs. First Quarter 2015
Same Store Results/Statistics for 73,222 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
				Average Rental Rate (1)
					Physical Occupancy (2)
Description	Revenues	Expenses	NOI			Turnover (3)
Q1 2016	$547,676	$162,676	$385,000	$2,500	95.9%	10.8%
Q1 2015	$523,739	$162,663	$361,076	$2,390	96.0%	10.9%
Change	$23,937	$13	$23,924	$110	(0.1%)	(0.1%)
Change	4.6%	0.0%	6.6%	4.6%

(1)	Average Rental Rate – Total residential rental revenues divided by the weighted average occupied apartment units for the reporting period presented.

(2)	Physical Occupancy – The weighted average occupied apartment units for the reporting period divided by the average of total apartment units available for rent for the reporting period.

(3)	Turnover – Total residential move-outs divided by total residential apartment units, including inter-property and intra-property transfers.

The following table provides comparative same store operating expenses for the First Quarter 2016 Same Store Properties:

First Quarter 2016 vs. First Quarter 2015
Same Store Operating Expenses for 73,222 Same Store Apartment Units
$ in thousands

	Actual Q1 2016	Actual Q1 2015	$ Change	% Change	% of Actual Q1 2016 Operating Expenses
Real estate taxes	$66,712	$63,244	$3,468	5.5%	41.0%
On-site payroll (1)	36,662	36,710	(48)	(0.1%)	22.5%
Utilities (2)	24,187	26,648	(2,461)	(9.2%)	14.9%
Repairs and maintenance (3)	19,394	20,603	(1,209)	(5.9%)	11.9%
Insurance	4,356	4,195	161	3.8%	2.7%
Leasing and advertising	2,145	2,102	43	2.0%	1.3%
Other on-site operating expenses (4)	9,220	9,161	59	0.6%	5.7%

Same store operating expenses	$162,676	$162,663	$13	0.0%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.

(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.

(3)
Repairs and maintenance – Includes general maintenance costs, apartment unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair and maintenance costs.

(4)	Other on-site operating expenses – Includes ground lease costs and administrative costs such as office supplies, telephone and data charges and association and business licensing fees.

The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the First Quarter 2016 Same Store Properties:

	Quarter Ended March 31,
	2016	2015
	(Amounts in thousands)
Operating income	$216,625	$218,331
Adjustments:
Non-same store operating results	(41,804)	(92,538)
Fee and asset management revenue	(2,918)	(1,765)
Property management	23,495	22,765
General and administrative	16,717	19,762
Depreciation	172,885	194,521
Same store NOI	$385,000	$361,076

For properties that the Company acquired or completed that were stabilized prior to January 1, 2015 and that the Company expects to continue to own through December 31, 2016, the Company anticipates the following same store results for the full year ending December 31, 2016:

2016 Same Store Assumptions
Physical occupancy	95.9%
Revenue change	4.5% to 5.0%
Expense change	2.5% to 3.0%
NOI change	5.0% to 6.0%

The Company anticipates consolidated rental acquisitions of $600.0 million and consolidated rental dispositions of $7.4 billion (which includes the sale of the Starwood portfolio and 2016 dispositions discussed above) and expects that the Acquisition Cap Rate will be 0.75% lower than the Disposition Yield for the full year ending December 31, 2016.

These 2016 assumptions are based on current expectations and are forward-looking.

Non-same store operating results decreased approximately $50.7 million compared to the first quarter of 2015 and consist primarily of properties acquired in calendar years 2015 and 2016, operations from the Company’s development properties and operations prior to disposition from 2016 sold properties (including the Starwood portfolio). This decrease primarily resulted from:

▪	The lost NOI from 2015 and 2016 dispositions of $65.2 million;

▪	A decrease in operating activities from other miscellaneous properties (including three master-leased properties) of $1.7 million;

▪	A decrease in operating activities from other miscellaneous operations; and

▪	A partial offset from development and newly stabilized development properties in lease-up of $10.3 million and operating properties acquired in 2015 and 2016 of $3.2 million.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues increased approximately $1.2 million or 65.3% primarily as a result of final estimates of fees earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force base prior to the sale of the contracts and related rights effective April 1, 2016.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $0.7 million or 3.2%. This increase is primarily attributable to increases in computer operations costs, performance bonuses and education conference fees, partially offset by a decrease in other payroll costs. The Company anticipates that property management expenses will approximate $82.0 million to $84.0 million for the year ending December 31, 2016. The above assumption is based on current expectations and is forward-looking.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $3.0 million or 15.4% primarily due to a decrease in payroll-related costs. The Company anticipates that general and administrative expenses will approximate $58.0 million to $60.0 million for the year ending December 31, 2016, inclusive of approximately $4.0 million of severance costs but excluding charges of approximately $1.4 million related to the Company's current executive compensation program. The above assumption is based on current expectations and is forward-looking.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, decreased approximately $21.6 million or 11.1% primarily as a result of no depreciation or a partial period of depreciation expense during the quarter ended March 31, 2016 related to the significant property sales in 2016 (including the Starwood portfolio), partially offset by additional depreciation expense on properties acquired in 2016 and development properties placed in service.

Interest and other income from continuing operations increased approximately $2.9 million primarily due to an increase in interest earned on significant cash and cash equivalent balances on hand during the first quarter of 2016 from the Company's dispositions as well as proceeds received from the sale of other investments during the quarter ended March 31, 2016 that did not occur in 2015. The Company anticipates that interest and other income will approximate $3.0 million to $4.0 million for the year ending December 31, 2016, excluding certain non-comparable items. The above assumption is based on current expectations and is forward-looking.

Other expenses from continuing operations increased approximately $2.6 million primarily due to an increase in property acquisition costs incurred in conjunction with the Company's 2016 acquisitions and an increase in the expensing of overhead (pursuit cost write-offs) as a result of fewer new development opportunities.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $107.5 million or 96.5% primarily as a result of prepayment penalties and debt extinguishment costs associated with the repayment of approximately $1.7 billion in debt principal prior to scheduled maturity. During the quarter ended March 31, 2016, the Company capitalized interest costs of approximately $14.2 million as compared to $15.3 million for the quarter ended March 31, 2015. This capitalization of interest relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended March 31, 2016 was 4.67% as compared to 4.64% for the quarter ended March 31, 2015. The Company anticipates that interest expense from continuing operations, excluding debt extinguishment costs/prepayment penalties, will approximate $354.6 million to $370.8 million and capitalized interest will approximate $47.0 million to $53.0 million for the year ending December 31, 2016. The above assumptions are based on current expectations and are forward-looking.

Income and other tax expense from continuing operations increased approximately $0.3 million primarily due to increases in estimated taxes related to properties sold by the Company's TRS in 2016 vs. 2015. The Company anticipates that income and other tax expense will approximate $1.0 million to $2.0 million for the year ending December 31, 2016. The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities increased by $4.1 million primarily due to a partial litigation settlement received by the Company's joint ventures with AVB during the quarter ended March 31, 2015 that did not reoccur in 2016.

Net gain on sales of real estate properties increased approximately $3.6 billion as a result of the sale of 80 consolidated apartment properties (including the Starwood portfolio) during the quarter ended March 31, 2016 as compared to only three consolidated apartment property sales during the quarter ended March 31, 2015, all of which did not meet the new criteria for reporting discontinued operations. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels increased $11.7 million due to the gain on sale of two land parcels during the quarter ended March 31, 2016 as compared to no land sales during the quarter ended March 31, 2015.

Discontinued operations, net decreased approximately $0.3 million between the periods under comparison primarily due to the timing of trailing activity for properties sold in 2013 and prior years. The Company adopted the new discontinued operations standard effective January 1, 2014 and as a result, none of the properties sold during the quarters ended March 31, 2016 and 2015 met the new criteria for reporting discontinued operations.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of the Operating Partnership. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2016, the Company had approximately $42.3 million of cash and cash equivalents and the amount available on its revolving credit facility was $2.07 billion (net of $45.1 million which was restricted/dedicated to support letters of credit and net of $387.5 million outstanding on the commercial paper program). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company's cash and cash equivalents balance at March 31, 2016 was approximately $368.0 million and the amount available on its revolving credit facility was $2.44 billion (net of $64.5 million which was restricted/dedicated to support letters of credit).
During the quarter ended March 31, 2016, the Company generated proceeds from various transactions, which included the following:

▪	Disposed of 80 consolidated rental properties (including the Starwood portfolio) and two land parcels, receiving net proceeds of approximately $6.3 billion; and

▪
Issued approximately 0.6 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $21.7 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the quarter ended March 31, 2016, the above proceeds along with net cash flow from operations and availability on the Company's revolving line of credit and commercial paper program were primarily utilized to:

▪	Acquire three consolidated rental properties for approximately $160.7 million in cash;

▪	Invest $150.2 million primarily in development projects;

▪	Pay a special dividend of $8.00 per share/unit (approximately $3.0 billion) on March 10, 2016 to shareholders/unitholders of record as of March 3, 2016;

▪	Repay $484.8 million of mortgage loans and incur a prepayment penalty of approximately $29.5 million;
Repay $500.0 million of 5.125% unsecured notes maturing in 2016 and incur a prepayment penalty of approximately $1.4 million;

•	Repay $400.0 million of 5.375% unsecured notes maturing in 2016 and incur a prepayment penalty of approximately $9.5 million;

•	Repay $255.9 million of 5.750% unsecured notes maturing in 2017 and incur a prepayment penalty of approximately $16.5 million;

•	Repay $46.1 million of 7.125% unsecured notes maturing in 2017 and incur a prepayment penalty of approximately $4.6 million;

•	Repay $250.0 million of 4.625% unsecured notes maturing in 2021 and incur a prepayment penalty of approximately $31.6 million; and

•	Repay $48.0 million of 7.570% unsecured notes maturing in 2026 and incur a prepayment penalty of approximately $19.3 million.

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. On July 30, 2013, the Board of Trustees approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016. EQR has not issued any shares under this program since September 14, 2012. Through April 29, 2016, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million shares. EQR repurchased approximately $1.8 million (31,240 shares at a price of $56.87 per share) of its Common Shares (all related to the vesting of employees' restricted shares) during the quarter ended March 31, 2014. No open market repurchases have occurred since 2008. As of April 29, 2016, EQR has remaining authorization to repurchase an additional 12,968,760 of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of March 31, 2016 are as follows:

Debt Summary as of March 31, 2016
(Amounts in thousands)
	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,223,681	49.2%	4.33%	7.1
Unsecured	4,360,137	50.8%	4.50%	10.8
Total	$8,583,818	100.0%	4.42%	9.0

Fixed Rate Debt:
Secured – Conventional	$3,565,891	41.5%	4.99%	5.5
Unsecured – Public	3,901,694	45.5%	4.96%	11.7
Fixed Rate Debt	7,467,585	87.0%	4.97%	8.8

Floating Rate Debt:
Secured – Conventional	7,893	0.1%	0.49%	18.1
Secured – Tax Exempt	649,897	7.6%	0.68%	15.3
Unsecured – Public (2)	458,443	5.3%	1.19%	3.3
Unsecured – Revolving Credit Facility	—	—	1.36%	2.0
Unsecured – Commercial Paper Program (3)	—	—	0.96%	—

Floating Rate Debt	1,116,233	13.0%	0.90%	10.5
Total	$8,583,818	100.0%	4.42%	9.0

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the quarter ended March 31, 2016.

(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(3)	As of March 31, 2016, there was no commercial paper outstanding.
Note: The Company capitalized interest of approximately $14.2 million and $15.3 million during the quarters ended March 31, 2016 and 2015, respectively.
Note: The Company recorded approximately $9.0 million and $0.5 million of net debt discount/deferred derivative settlement amortization as additional interest expense during the quarters ended March 31, 2016 and 2015, respectively.

Debt Maturity Schedule as of March 31, 2016
(Amounts in thousands)
Year	Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2016	$63,918	$—	$63,918	0.8%	6.60%	6.60%
2017	605,426	456	605,882	7.1%	6.19%	6.19%
2018	83,706	97,660	181,366	2.1%	5.57%	3.08%
2019	807,650	481,299	1,288,949	15.0%	5.47%	3.75%
2020	1,679,598	809	1,680,407	19.6%	5.49%	5.49%
2021	946,265	856	947,121	11.0%	4.63%	4.64%
2022	266,240	905	267,145	3.1%	3.27%	3.28%
2023	1,327,965	956	1,328,921	15.5%	3.74%	3.74%
2024	2,498	1,010	3,508	0.0%	4.97%	5.14%
2025	452,625	1,069	453,694	5.3%	3.38%	3.39%
2026+	1,271,816	599,434	1,871,250	21.8%	4.76%	3.48%
Deferred Financing Costs	(32,895)	(10,004)	(42,899)	(0.5%)	N/A	N/A
Premium/(Discount)	(7,227)	(58,217)	(65,444)	(0.8%)	N/A	N/A
Total	$7,467,585	$1,116,233	$8,583,818	100.0%	4.81%	4.27%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of March 31, 2016.

The following table provides a summary of the Company’s unsecured debt as of March 31, 2016:

Unsecured Debt Summary as of March 31, 2016
(Amounts in thousands)

	Interest Rate	Due Date	Amount
Fixed Rate Notes:
	5.750%	06/15/17	$394,077
	7.125%	10/15/17	103,898
	4.750%	07/15/20	600,000
	4.625%	12/15/21	750,000
	3.000%	04/15/23	500,000
	3.375%	06/01/25	450,000
	7.570%	08/15/26	92,025
	4.500%	07/01/44	750,000
	4.500%	06/01/45	300,000
Deferred Financing Costs and Unamortized (Discount)			(38,306)
			3,901,694
Floating Rate Notes:
	(1)	07/01/19	450,000
Fair Value Derivative Adjustments	(1)	07/01/19	10,534
Deferred Financing Costs and Unamortized (Discount)			(2,091)
			458,443

Line of Credit and Commercial Paper:
Revolving Credit Facility (2) (3)	LIBOR+0.95%	04/01/18	—
Commercial Paper Program (2) (4)			—
			—

Total Unsecured Debt			$4,360,137

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)	Facility/program is private. All other unsecured debt is public.

(3)
The interest rate on advances under the $2.5 billion revolving credit facility maturing April 1, 2018 will generally be LIBOR plus a spread (currently 0.95%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of March 31, 2016, there was approximately $2.44 billion available on this facility (net of $64.5 million which was restricted/dedicated to support letters of credit).

(4)
The Company may borrow up to a maximum of $500.0 million on the commercial paper program subject to market conditions. The notes bear interest at various floating rates with a weighted average of 0.96% for the quarter ended March 31, 2016. No amounts were outstanding as of March 31, 2016.

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

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2016 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of March 31, 2016
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,223,681	49.2%
Unsecured Debt			4,360,137	50.8%
Total Debt			8,583,818	100.0%	23.1%
Common Shares (includes Restricted Shares)	365,496,019	96.1%
Units (includes OP Units and Restricted Units)	14,703,617	3.9%
Total Shares and Units	380,199,636	100.0%
Common Share Price at March 31, 2016	$75.03
			28,526,379	99.9%
Perpetual Preferred Equity (see below)			37,280	0.1%
Total Equity			28,563,659	100.0%	76.9%
Total Market Capitalization			$37,147,477		100.0%

Equity Residential
Perpetual Preferred Equity as of March 31, 2016
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount
Preferred Shares:
8.29% Series K	12/10/26	745,600	$37,280	$4.145	$3,091
Total Perpetual Preferred Equity		745,600	$37,280		$3,091

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2016 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of March 31, 2016
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,223,681	49.2%
Unsecured Debt		4,360,137	50.8%
Total Debt		8,583,818	100.0%	23.1%
Total outstanding Units	380,199,636
Common Share Price at March 31, 2016	$75.03
		28,526,379	99.9%
Perpetual Preference Units (see below)		37,280	0.1%
Total Equity		28,563,659	100.0%	76.9%
Total Market Capitalization		$37,147,477		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of March 31, 2016
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount
Preference Units:
8.29% Series K	12/10/26	745,600	$37,280	$4.145	$3,091
Total Perpetual Preference Units		745,600	$37,280		$3,091
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

The Company has a flexible dividend policy which it believes will generate payouts closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. Beginning in 2014, the Company began paying its annual dividend based on 65% of the midpoint of the range of Normalized FFO guidance customarily provided as part of the Company's fourth quarter earnings release. The Company expects the 2016 annual dividend payout will be $2.015 per share/unit and the Company intends to pay four quarterly dividends of $0.50375 per share/unit in 2016. The Company's anticipated 2016 regular annual dividend will decrease by approximately 8.8% as compared to the $2.21 per share/unit for 2015 due to the large property sales described above. In addition to the regular quarterly dividends, the Company anticipates paying two special dividends to its shareholders and holders of OP Units of between $10.00 and $12.00 per share/unit in the aggregate. On February 22, 2016, the Board of Trustees declared a special dividend of $8.00 per share/unit that was paid on March 10, 2016 to shareholders/unitholders of record as of March 3, 2016. The Company expects to pay an additional special dividend of approximately $2.00 to $4.00 per share/unit later in 2016 from the proceeds of additional asset sales. All future dividends remain subject to the discretion of the Board of Trustees. The above assumptions are based on current expectations and are forward-looking.

While our current dividend policy makes it less likely that we will over distribute, it will also lead to a dividend reduction more quickly should operating results deteriorate or large portfolio sales occur. However, whether due to changes in the dividend policy or otherwise, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company's financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company believes that its expected 2016 operating cash flow will be sufficient to cover capital expenditures and regular dividends/distributions, while net sales proceeds will cover the special dividends.

The Company also expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes, line of credit and commercial paper program. Of the $25.1 billion in investment in real estate on the Company’s balance sheet at March 31, 2016, $18.3 billion or 72.7% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

ERPOP's long-term senior debt ratings and short-term commercial paper ratings as well as EQR's long-term preferred equity ratings as of April 29, 2016 are as follows:

	Standard & Poor's	Moody's	Fitch
ERPOP's long-term senior debt rating	A-	Baa1 (1)	A-

ERPOP's short-term commercial paper rating	A-2	P-2	F-2

EQR's long-term preferred equity rating	BBB	Baa2 (2)	BBB

(1)	Moody's rated ERPOP's long-term senior debt with a positive outlook.

(2)	Moody's rated EQR's long-term preferred equity with a positive outlook.

The long-term credit ratings listed above were reaffirmed following the Company's announcement of the Starwood Transaction and other 2016 dispositions. EQR does not have short-term credit ratings.

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
On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million on this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. As of April 29, 2016, no amounts were outstanding on the commercial paper program.

As of April 29, 2016, the amount available on the revolving credit facility was $2.47 billion (net of $27.0 million which was restricted/dedicated to support letters of credit). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to March 31, 2016.

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
For the quarter ended March 31, 2016, our actual improvements to real estate totaled approximately $33.9 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Quarter Ended March 31, 2016

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements (3)	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (4)	73,222	$15,806	$216	$12,302	$168	$28,108	$384
Non-Same Store Properties (5)	4,328	1,164	298	2,583	662	3,747	960
Other (6)	—	1,618		429		2,047
Total	77,550	$18,588		$15,314		$33,902

(1)
Total Apartment Units – Excludes 1,281 unconsolidated apartment units and 5,161 military housing apartment units for which repairs and maintenance expenses and capital expenditures to real estate are self-funded and do not consolidate into the Company's results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $10.2 million spent during the quarter ended March 31, 2016 on apartment unit renovations/rehabs (primarily kitchens and baths) on 866 same store apartment units (equating to about $11,800 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)
Building Improvements – Includes roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)	Same Store Properties – Primarily includes all properties acquired or completed that are stabilized prior to January 1, 2015, less properties subsequently sold.

(5)
Non-Same Store Properties – Primarily includes all properties acquired during 2015 and 2016, plus any properties in lease-up and not stabilized as of January 1, 2015. Per apartment unit amounts are based on a weighted average of 3,904 apartment units.

(6)	Other – Primarily includes expenditures for properties sold and properties under development.

Based on the approximately 70,000 apartment units expected to be included in same store properties by December 31, 2016, the Company estimates that it will spend approximately $2,200 per apartment unit of capital expenditures, inclusive of apartment unit renovation/rehab costs, or $1,600 per apartment unit excluding apartment unit renovation/rehab costs during 2016. In 2016, the Company expects to spend approximately $40.0 million for all unit renovation/rehab costs (primarily on same store properties) at a weighted average cost of $10,000 per apartment unit rehabbed. These anticipated amounts represent a relatively constant amount as a percentage of rental revenues, an increase in the cost per unit over 2015, but a decline in the absolute dollar amounts, which is primarily driven by the Company's more valuable urban apartment footprint. We will continue to create value from our properties by doing those rehabs that meet our investment parameters. The above assumptions are based on current expectations and are forward-looking.

During the quarter ended March 31, 2016, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $1.2 million. The Company expects to fund approximately $2.9 million in total non-real estate capital additions for the remainder of 2016. The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2016.

Other

Total distributions paid in April 2016 amounted to $191.3 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the first quarter ended March 31, 2016.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has various unconsolidated interests in certain joint ventures. The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its consolidated operating and/or other activities.

Operating Properties

The Company has a 75% equity interest in the Wisconsin Place joint venture. The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities. The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components. The joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility. At March 31, 2016, the basis of this investment was $48.8 million. The joint venture, as a limited partner, does not have substantive kick-out or participating rights in the entity. As a result, the entity qualifies as a VIE. The joint venture does not have a controlling financial interest in the VIE and is not the VIE's primary beneficiary. The joint venture does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in the Waterton Tenside joint venture which owns a 336 unit apartment property located in Atlanta, Georgia and had a basis of $3.9 million at March 31, 2016. The partner is the managing member and developed the project. The project is encumbered by a non-recourse mortgage loan that has a current outstanding balance of $29.3 million, bears interest at 3.66% and matures December 1, 2018. The Company, as the limited partner, does not have substantive kick-out or participating rights. As a result, the entity qualifies as a VIE. The Company does not have a controlling financial interest in the VIE and is not the VIE's primary beneficiary. The Company does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures. The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and the Company's interest had a basis of $4.9 million at March 31, 2016. The Domain joint venture owns a 444 unit apartment property located in San Jose, California and the Company's interest had a basis of $9.8 million at March 31, 2016. Nexus Sawgrass and Domain were completed and stabilized during the quarters ended September 30, 2014 and March 31, 2015, respectively. Construction on both properties was predominantly funded with long-term, non-recourse secured loans from the partner. The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021. The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the properties and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing operations. As a result, the entities do not qualify as VIEs. The Company alone does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance and as a result, the entities are unconsolidated and recorded using the equity method of accounting. The Company currently has no further funding obligations related to these properties.

Other

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by AVB. The Company's initial investment was $147.6 million and the Company's basis at March 31, 2016 was a net obligation of $0.9 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Residual JV that most significantly impact the Residual JV's economic performance and as a result, the Residual JV is unconsolidated and recorded using the equity method of accounting. The Residual JV has sold all of the real estate assets that were acquired as part of the acquisition of Archstone, including all of the German assets, and is in the process of winding down all remaining activities.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. At March 31, 2016, the remaining preferred interests had an aggregate liquidation value of $42.2 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Legacy JV that most significantly impact the Legacy JV's economic performance and as a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

As of March 31, 2016, the Company has 10 wholly owned projects totaling 3,983 apartment units in various stages of development with estimated completion dates ranging through September 30, 2017, as well as other completed development projects that are in various stages of lease up or are stabilized. See also Note 12 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company's development projects.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.

As a result of the significant debt extinguishments which were completed in the first quarter of 2016 using proceeds from the Starwood Transaction and other 2016 dispositions, the Company’s contractual obligations for the next five years and thereafter have changed materially from the amounts and disclosures included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 and are summarized below as of March 31, 2016:

Payments Due by Year (in thousands)
Contractual Obligations	Remaining 2016	2017	2018	2019	2020	2021	Thereafter	Total
Debt:
Principal (a)	$63,918	$605,882	$181,366	$1,288,949	$1,680,407	$947,121	$3,816,175	$8,583,818
Interest (b)	275,983	349,984	317,592	265,726	207,108	173,640	1,398,660	2,988,693
Operating Leases:
Minimum Rent Payments (c)	11,841	15,748	15,740	15,594	15,185	14,943	825,162	914,213
Other Long-Term Liabilities:
Deferred Compensation (d)	768	1,387	1,722	1,128	1,079	1,079	4,383	11,546
Total	$352,510	$973,001	$516,420	$1,571,397	$1,903,779	$1,136,783	$6,044,380	$12,498,270

(a)	Amounts include aggregate principal payments only.

(b)
Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at March 31, 2016 and inclusive of capitalized interest. For floating rate debt, the current rate in effect for the most recent payment through March 31, 2016 is assumed to be in effect through the respective maturity date of each instrument.

(c)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for 11 properties.

(d)	Estimated payments to the Company's Chairman, Vice Chairman and one former CEO based on actual and planned retirement dates.

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

During the quarters ended March 31, 2016 and 2015, the Company capitalized $5.7 million and $6.2 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

For the quarter ended March 31, 2016, Funds From Operations ("FFO") available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units decreased $120.8 million, or 40.4%, and $9.5 million, or 3.2%, respectively, as compared to the quarter ended March 31, 2015.

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the quarters ended March 31, 2016 and 2015:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Quarter Ended March 31,
	2016	2015
Net income	$3,731,831	$190,224
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(764)	(643)
Preferred/preference distributions	(773)	(891)
Premium on redemption of Preferred Shares/Preference Units	—	(2,789)
Net income available to Common Shares and Units / Units	3,730,294	185,901

Adjustments:
Depreciation	172,885	194,521
Depreciation – Non-real estate additions	(1,408)	(1,261)
Depreciation – Partially Owned Properties	(994)	(1,079)
Depreciation – Unconsolidated Properties	1,233	1,228
Net (gain) on sales of real estate properties	(3,723,479)	(79,951)
Discontinued operations:
Net (gain) on sales of discontinued operations	(15)	—
FFO available to Common Shares and Units / Units (1) (3) (4)	178,516	299,359
Adjustments:
Asset impairment and valuation allowances	—	—
Property acquisition costs and write-off of pursuit costs	3,084	(4,825)
Debt extinguishment (gains) losses, including prepayment penalties, preferred
share/preference unit redemptions and non-cash convertible debt discounts	120,097	1,473
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(12,278)	1,658
Other miscellaneous non-comparable items	62	1,337
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$289,481	$299,002

FFO (1) (3)	$179,289	$303,039
Preferred/preference distributions	(773)	(891)
Premium on redemption of Preferred Shares/Preference Units	—	(2,789)
FFO available to Common Shares and Units / Units (1) (3) (4)	$178,516	$299,359

Normalized FFO (2) (3)	$290,254	$299,893
Preferred/preference distributions	(773)	(891)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$289,481	$299,002

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

▪	gains and losses on the sales of non-operating assets, including gains and losses from land parcel sales, net of the effect of income tax benefits or expenses; and

▪	other miscellaneous non-comparable items.

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

(4)
FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units are calculated on a basis consistent with net income available to Common Shares / Units and reflects adjustments to net income for preferred distributions and premiums on redemption of preferred shares/preference units in accordance with GAAP. The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units are collectively referred to as the “Noncontrolling Interests – Operating Partnership”. Subject to certain restrictions, the Noncontrolling Interests – Operating Partnership may exchange their OP Units for Common Shares on a one-for-one basis.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

As a result of the significant debt extinguishments which were completed in the first quarter of 2016 using proceeds from the Starwood Transaction and other 2016 dispositions, certain of the Company’s and the Operating Partnership's market risks have changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 and have been updated in the following paragraphs.
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
The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s mortgage notes payable and unsecured debt were approximately $4.4 billion and $4.7 billion, respectively, at March 31, 2016.
At March 31, 2016, the Company had total outstanding floating rate debt of approximately $1.1 billion, or 13.0% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 9 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $1.0 million. If market rates of interest on all of the floating rate debt permanently decreased by 9 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $1.0 million.
At March 31, 2016, the Company had total outstanding fixed rate debt of approximately $7.5 billion, or 87.0% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 50 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $6.8 billion. If market rates of interest permanently decreased by 50 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $8.3 billion.
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

Item 4.    Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of March 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of March 31, 2016, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the first quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit as presently configured alleges that the Company designed and built many of its properties in violation of the accessibility requirements of the Fair Housing Act (“FHA”) and Americans With Disabilities Act (“ADA”). The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. In the 10 years the case has been pending, the Court has made several important rulings, including that the plaintiff lacks standing under the ADA and thus cannot pursue claims under that statute. On March 31, 2016, the Court found that certain features at seven of the Company’s properties do not satisfy the accessibility requirements of the FHA. The Court also found that six of the Company's properties do not belong in the case based on date of design/construction or the fact that the Company did not participate in design/construction. It is unclear at this time what effect the Court’s recent rulings will have on as yet unresolved liability issues as well as potential remedies for violations found. The Company will continue to defend the suit vigorously, and due to the uncertainty of the many critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at March 31, 2016. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.
The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended March 31, 2016 - Equity Residential

During the quarter ended March 31, 2016, EQR issued 5,577 Common Shares in exchange for 5,577 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits – See the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	May 5, 2016	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2016	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	May 5, 2016	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2016	By:	/s/ Ian S. Kaufman
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
Attached herein.

101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.