Form 10-Q
period 2016-06-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2016-08-04
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended JUNE 30, 2016

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
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 29, 2016 was 365,556,105.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2016 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of June 30, 2016 owned an approximate 96.1% ownership interest in, ERPOP. The remaining 3.9% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$5,835,195	$5,864,046
Depreciable property	18,474,391	18,037,087
Projects under development	799,947	1,122,376
Land held for development	138,221	158,843
Investment in real estate	25,247,754	25,182,352
Accumulated depreciation	(5,119,342)	(4,905,406)
Investment in real estate, net	20,128,412	20,276,946
Real estate held for sale	—	2,181,135
Cash and cash equivalents	497,843	42,276
Investments in unconsolidated entities	65,952	68,101
Deposits – restricted	77,587	55,893
Escrow deposits – mortgage	61,711	56,946
Other assets	398,417	428,899
Total assets	$21,229,922	$23,110,196

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$4,147,999	$4,685,134
Notes, net	4,362,995	5,848,956
Line of credit and commercial paper	—	387,276
Accounts payable and accrued expenses	186,629	187,124
Accrued interest payable	58,175	85,221
Other liabilities	333,551	366,387
Security deposits	64,242	77,582
Distributions payable	191,403	209,378
Total liabilities	9,344,994	11,847,058

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	478,324	566,783
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of June 30, 2016 and December 31, 2015	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 365,550,636 shares issued and outstanding as of June 30, 2016 and 364,755,444 shares issued and outstanding as of December 31, 2015	3,656	3,648
Paid in capital	8,718,365	8,572,365
Retained earnings	2,524,788	2,009,091
Accumulated other comprehensive (loss)	(123,511)	(152,016)
Total shareholders’ equity	11,160,578	10,470,368
Noncontrolling Interests:
Operating Partnership	241,748	221,379
Partially Owned Properties	4,278	4,608
Total Noncontrolling Interests	246,026	225,987
Total equity	11,406,604	10,696,355
Total liabilities and equity	$21,229,922	$23,110,196

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per share data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2016	2015	2016	2015
REVENUES
Rental income	$1,211,104	$1,341,114	$594,939	$676,508
Fee and asset management	3,133	4,369	215	2,604
Total revenues	1,214,237	1,345,483	595,154	679,112

EXPENSES
Property and maintenance	205,472	242,565	96,307	118,005
Real estate taxes and insurance	157,611	169,551	77,415	83,119
Property management	44,486	44,557	20,991	21,792
General and administrative	35,013	35,421	18,296	15,659
Depreciation	349,012	388,803	176,127	194,282
Total expenses	791,594	880,897	389,136	432,857

Operating income	422,643	464,586	206,018	246,255

Interest and other income	59,583	6,650	56,525	6,481
Other expenses	(4,060)	(1,700)	(1,504)	(1,770)
Interest:
Expense incurred, net	(299,964)	(219,648)	(86,472)	(110,866)
Amortization of deferred financing costs	(7,739)	(5,127)	(2,345)	(2,538)
Income before income and other taxes, (loss) income from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	170,463	244,761	172,222	137,562
Income and other tax (expense) benefit	(763)	(369)	(413)	(326)
(Loss) income from investments in unconsolidated entities	(1,904)	15,429	(800)	12,466
Net gain on sales of real estate properties	3,780,835	228,753	57,356	148,802
Net gain (loss) on sales of land parcels	11,722	(1)	—	—
Income from continuing operations	3,960,353	488,573	228,365	298,504
Discontinued operations, net	(122)	269	35	114
Net income	3,960,231	488,842	228,400	298,618
Net (income) attributable to Noncontrolling Interests:
Operating Partnership	(152,089)	(18,413)	(8,780)	(11,354)
Partially Owned Properties	(1,545)	(1,487)	(781)	(844)
Net income attributable to controlling interests	3,806,597	468,942	218,839	286,420
Preferred distributions	(1,545)	(1,724)	(772)	(833)
Premium on redemption of Preferred Shares	—	(2,789)	—	—
Net income available to Common Shares	$3,805,052	$464,429	$218,067	$285,587

Earnings per share – basic:
Income from continuing operations available to Common Shares	$10.43	$1.28	$0.60	$0.79
Net income available to Common Shares	$10.43	$1.28	$0.60	$0.79
Weighted average Common Shares outstanding	364,820	363,288	365,047	363,476

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$10.36	$1.27	$0.59	$0.78
Net income available to Common Shares	$10.36	$1.27	$0.59	$0.78
Weighted average Common Shares outstanding	382,012	380,346	382,065	380,491

Distributions declared per Common Share outstanding	$9.0075	$1.105	$0.50375	$0.5525

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2016	2015	2016	2015
Comprehensive income:
Net income	$3,960,231	$488,842	$228,400	$298,618
Other comprehensive income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the period	(4,467)	(112)	(1,561)	11,676
Losses reclassified into earnings from other comprehensive income	32,922	8,911	4,268	4,573
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the period	50	(502)	(25)	(82)
Other comprehensive income	28,505	8,297	2,682	16,167
Comprehensive income	3,988,736	497,139	231,082	314,785
Comprehensive (income) attributable to Noncontrolling Interests	(154,734)	(20,219)	(9,664)	(12,817)
Comprehensive income attributable to controlling interests	$3,834,002	$476,920	$221,418	$301,968

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,960,231	$488,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	349,012	388,803
Amortization of deferred financing costs	7,739	5,127
Amortization of above/below market leases	1,708	1,691
Amortization of discounts and premiums on debt	(19,010)	(5,611)
Amortization of deferred settlements on derivative instruments	32,850	8,751
Write-off of pursuit costs	2,563	1,651
Loss (income) from investments in unconsolidated entities	1,904	(15,429)
Distributions from unconsolidated entities – return on capital	1,482	2,193
Net (gain) on sales of investment securities and other investments	(55,156)	(387)
Net (gain) on sales of real estate properties	(3,780,835)	(228,753)
Net (gain) loss on sales of land parcels	(11,722)	1
Net (gain) on sales of discontinued operations	(15)	—
Realized/unrealized loss on derivative instruments	—	51
Compensation paid with Company Common Shares	20,729	24,017
Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	9,121	(288)
(Increase) in mortgage deposits	(840)	(382)
Decrease (increase) in other assets	29,944	(4,553)
Increase in accounts payable and accrued expenses	7,837	22,350
(Decrease) in accrued interest payable	(27,046)	(2,409)
(Decrease) in other liabilities	(42,080)	(11,097)
(Decrease) increase in security deposits	(13,340)	479
Net cash provided by operating activities	475,076	675,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(160,680)	(136,995)
Investment in real estate – development/other	(312,853)	(324,343)
Capital expenditures to real estate	(74,450)	(81,962)
Non-real estate capital additions	(3,259)	(1,955)
Interest capitalized for real estate under development	(28,386)	(30,432)
Proceeds from disposition of real estate, net	6,415,181	379,863
Investments in unconsolidated entities	(1,829)	(4,786)
Distributions from unconsolidated entities – return of capital	524	26,147
Proceeds from sale of investment securities and other investments	68,528	387
(Increase) in deposits on real estate acquisitions and investments, net	(30,815)	(31,247)
Decrease (increase) in mortgage deposits	46	(226)
Net cash provided by (used for) investing activities	5,872,007	(205,549)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(437)	$(6,352)
Mortgage deposits	(3,971)	(4,169)
Mortgage notes payable, net:
Lump sum payoffs	(556,499)	(121,488)
Scheduled principal repayments	(4,740)	(5,028)
Notes, net:
Proceeds	—	746,391
Lump sum payoffs	(1,500,000)	(300,000)
Line of credit and commercial paper:
Line of credit proceeds	246,000	3,553,000
Line of credit repayments	(246,000)	(3,886,000)
Commercial paper proceeds	1,324,784	2,266,924
Commercial paper repayments	(1,712,472)	(2,267,500)
(Payments on) settlement of derivative instruments	—	(13,938)
Proceeds from Employee Share Purchase Plan (ESPP)	2,023	2,610
Proceeds from exercise of options	26,141	33,984
Redemption of Preferred Shares	—	(9,820)
Premium on redemption of Preferred Shares	—	(2,789)
Payment of offering costs	—	(40)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Operating Partnership	1	1
Distributions:
Common Shares	(3,306,704)	(382,441)
Preferred Shares	(1,545)	(1,724)
Noncontrolling Interests – Operating Partnership	(130,383)	(15,062)
Noncontrolling Interests – Partially Owned Properties	(27,681)	(3,995)
Net cash (used for) financing activities	(5,891,516)	(417,469)
Net increase in cash and cash equivalents	455,567	52,029
Cash and cash equivalents, beginning of period	42,276	40,080
Cash and cash equivalents, end of period	$497,843	$92,109

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$313,480	$218,965
Net cash paid for income and other taxes	$1,166	$895
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$43,400	$—
Amortization of deferred financing costs:
Other assets	$1,527	$1,527
Mortgage notes payable, net	$2,617	$1,607
Notes, net	$3,595	$1,993
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$(21,476)	$(7,420)
Notes, net	$2,054	$1,233
Line of credit and commercial paper	$412	$576
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(72)	$(160)
Accumulated other comprehensive income	$32,922	$8,911
Write-off of pursuit costs:
Investment in real estate, net	$2,072	$1,260
Deposits – restricted	$—	$330
Other assets	$390	$61
Accounts payable and accrued expenses	$101	$—
Loss (income) from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,122	$(16,767)
Other liabilities	$782	$1,338
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$1,482	$2,125
Other liabilities	$—	$68
Realized/unrealized loss on derivative instruments:
Other assets	$(8,390)	$(3,873)
Notes, net	$8,390	$2,358
Other liabilities	$4,467	$1,678
Accumulated other comprehensive income	$(4,467)	$(112)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(929)	$(1,291)
Other liabilities	$(900)	$(3,495)
Debt financing costs:
Mortgage notes payable, net	$(437)	$—
Notes, net	$—	$(6,352)
Other:
Foreign currency translation adjustments	$(50)	$502

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2016
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$37,280
Balance, end of period	$37,280

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,648
Exercise of share options	6
Share-based employee compensation expense:
Restricted shares	2
Balance, end of period	$3,656

PAID IN CAPITAL
Balance, beginning of year	$8,572,365
Common Share Issuance:
Conversion of OP Units into Common Shares	271
Exercise of share options	26,135
Employee Share Purchase Plan (ESPP)	2,023
Share-based employee compensation expense:
Restricted shares	9,625
Share options	2,733
ESPP discount	357
Supplemental Executive Retirement Plan (SERP)	801
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	99,190
Adjustment for Noncontrolling Interests ownership in Operating Partnership	4,865
Balance, end of period	$8,718,365

RETAINED EARNINGS
Balance, beginning of year	$2,009,091
Net income attributable to controlling interests	3,806,597
Common Share distributions	(3,289,355)
Preferred Share distributions	(1,545)
Balance, end of period	$2,524,788

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(152,016)
Accumulated other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) arising during the period	(4,467)
Losses reclassified into earnings from other comprehensive income	32,922
Accumulated other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	50
Balance, end of period	$(123,511)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2016
NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$221,379
Issuance of restricted units to Noncontrolling Interests	1
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(271)
Equity compensation associated with Noncontrolling Interests	13,903
Net income attributable to Noncontrolling Interests	152,089
Distributions to Noncontrolling Interests	(129,757)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(10,731)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(4,865)
Balance, end of period	$241,748

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,608
Net income attributable to Noncontrolling Interests	1,545
Distributions to Noncontrolling Interests	(27,714)
Other	25,839
Balance, end of period	$4,278

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	June 30, 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$5,835,195	$5,864,046
Depreciable property	18,474,391	18,037,087
Projects under development	799,947	1,122,376
Land held for development	138,221	158,843
Investment in real estate	25,247,754	25,182,352
Accumulated depreciation	(5,119,342)	(4,905,406)
Investment in real estate, net	20,128,412	20,276,946
Real estate held for sale	—	2,181,135
Cash and cash equivalents	497,843	42,276
Investments in unconsolidated entities	65,952	68,101
Deposits – restricted	77,587	55,893
Escrow deposits – mortgage	61,711	56,946
Other assets	398,417	428,899
Total assets	$21,229,922	$23,110,196

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$4,147,999	$4,685,134
Notes, net	4,362,995	5,848,956
Line of credit and commercial paper	—	387,276
Accounts payable and accrued expenses	186,629	187,124
Accrued interest payable	58,175	85,221
Other liabilities	333,551	366,387
Security deposits	64,242	77,582
Distributions payable	191,403	209,378
Total liabilities	9,344,994	11,847,058

Commitments and contingencies

Redeemable Limited Partners	478,324	566,783
Capital:
Partners' Capital:
Preference Units	37,280	37,280
General Partner	11,246,809	10,585,104
Limited Partners	241,748	221,379
Accumulated other comprehensive (loss)	(123,511)	(152,016)
Total partners' capital	11,402,326	10,691,747
Noncontrolling Interests – Partially Owned Properties	4,278	4,608
Total capital	11,406,604	10,696,355
Total liabilities and capital	$21,229,922	$23,110,196

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per Unit data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2016	2015	2016	2015
REVENUES
Rental income	$1,211,104	$1,341,114	$594,939	$676,508
Fee and asset management	3,133	4,369	215	2,604
Total revenues	1,214,237	1,345,483	595,154	679,112

EXPENSES
Property and maintenance	205,472	242,565	96,307	118,005
Real estate taxes and insurance	157,611	169,551	77,415	83,119
Property management	44,486	44,557	20,991	21,792
General and administrative	35,013	35,421	18,296	15,659
Depreciation	349,012	388,803	176,127	194,282
Total expenses	791,594	880,897	389,136	432,857

Operating income	422,643	464,586	206,018	246,255

Interest and other income	59,583	6,650	56,525	6,481
Other expenses	(4,060)	(1,700)	(1,504)	(1,770)
Interest:
Expense incurred, net	(299,964)	(219,648)	(86,472)	(110,866)
Amortization of deferred financing costs	(7,739)	(5,127)	(2,345)	(2,538)
Income before income and other taxes, (loss) income from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	170,463	244,761	172,222	137,562
Income and other tax (expense) benefit	(763)	(369)	(413)	(326)
(Loss) income from investments in unconsolidated entities	(1,904)	15,429	(800)	12,466
Net gain on sales of real estate properties	3,780,835	228,753	57,356	148,802
Net gain (loss) on sales of land parcels	11,722	(1)	—	—
Income from continuing operations	3,960,353	488,573	228,365	298,504
Discontinued operations, net	(122)	269	35	114
Net income	3,960,231	488,842	228,400	298,618
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,545)	(1,487)	(781)	(844)
Net income attributable to controlling interests	$3,958,686	$487,355	$227,619	$297,774

ALLOCATION OF NET INCOME:
Preference Units	$1,545	$1,724	$772	$833
Premium on redemption of Preference Units	$—	$2,789	$—	$—

General Partner	$3,805,052	$464,429	$218,067	$285,587
Limited Partners	152,089	18,413	8,780	11,354
Net income available to Units	$3,957,141	$482,842	$226,847	$296,941

Earnings per Unit – basic:
Income from continuing operations available to Units	$10.43	$1.28	$0.60	$0.79
Net income available to Units	$10.43	$1.28	$0.60	$0.79
Weighted average Units outstanding	378,612	376,880	378,934	377,063

Earnings per Unit – diluted:
Income from continuing operations available to Units	$10.36	$1.27	$0.59	$0.78
Net income available to Units	$10.36	$1.27	$0.59	$0.78
Weighted average Units outstanding	382,012	380,346	382,065	380,491

Distributions declared per Unit outstanding	$9.0075	$1.105	$0.50375	$0.5525

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2016	2015	2016	2015
Comprehensive income:
Net income	$3,960,231	$488,842	$228,400	$298,618
Other comprehensive income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the period	(4,467)	(112)	(1,561)	11,676
Losses reclassified into earnings from other comprehensive income	32,922	8,911	4,268	4,573
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the period	50	(502)	(25)	(82)
Other comprehensive income	28,505	8,297	2,682	16,167
Comprehensive income	3,988,736	497,139	231,082	314,785
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,545)	(1,487)	(781)	(844)
Comprehensive income attributable to controlling interests	$3,987,191	$495,652	$230,301	$313,941

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,960,231	$488,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	349,012	388,803
Amortization of deferred financing costs	7,739	5,127
Amortization of above/below market leases	1,708	1,691
Amortization of discounts and premiums on debt	(19,010)	(5,611)
Amortization of deferred settlements on derivative instruments	32,850	8,751
Write-off of pursuit costs	2,563	1,651
Loss (income) from investments in unconsolidated entities	1,904	(15,429)
Distributions from unconsolidated entities – return on capital	1,482	2,193
Net (gain) on sales of investment securities and other investments	(55,156)	(387)
Net (gain) on sales of real estate properties	(3,780,835)	(228,753)
Net (gain) loss on sales of land parcels	(11,722)	1
Net (gain) on sales of discontinued operations	(15)	—
Realized/unrealized loss on derivative instruments	—	51
Compensation paid with Company Common Shares	20,729	24,017
Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	9,121	(288)
(Increase) in mortgage deposits	(840)	(382)
Decrease (increase) in other assets	29,944	(4,553)
Increase in accounts payable and accrued expenses	7,837	22,350
(Decrease) in accrued interest payable	(27,046)	(2,409)
(Decrease) in other liabilities	(42,080)	(11,097)
(Decrease) increase in security deposits	(13,340)	479
Net cash provided by operating activities	475,076	675,047

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(160,680)	(136,995)
Investment in real estate – development/other	(312,853)	(324,343)
Capital expenditures to real estate	(74,450)	(81,962)
Non-real estate capital additions	(3,259)	(1,955)
Interest capitalized for real estate under development	(28,386)	(30,432)
Proceeds from disposition of real estate, net	6,415,181	379,863
Investments in unconsolidated entities	(1,829)	(4,786)
Distributions from unconsolidated entities – return of capital	524	26,147
Proceeds from sale of investment securities and other investments	68,528	387
(Increase) in deposits on real estate acquisitions and investments, net	(30,815)	(31,247)
Decrease (increase) in mortgage deposits	46	(226)
Net cash provided by (used for) investing activities	5,872,007	(205,549)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(437)	$(6,352)
Mortgage deposits	(3,971)	(4,169)
Mortgage notes payable, net:
Lump sum payoffs	(556,499)	(121,488)
Scheduled principal repayments	(4,740)	(5,028)
Notes, net:
Proceeds	—	746,391
Lump sum payoffs	(1,500,000)	(300,000)
Line of credit and commercial paper:
Line of credit proceeds	246,000	3,553,000
Line of credit repayments	(246,000)	(3,886,000)
Commercial paper proceeds	1,324,784	2,266,924
Commercial paper repayments	(1,712,472)	(2,267,500)
(Payments on) settlement of derivative instruments	—	(13,938)
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	2,023	2,610
Proceeds from exercise of EQR options	26,141	33,984
Redemption of Preference Units	—	(9,820)
Premium on redemption of Preference Units	—	(2,789)
Payment of offering costs	—	(40)
Other financing activities, net	(33)	(33)
Contributions – Limited Partners	1	1
Distributions:
OP Units – General Partner	(3,306,704)	(382,441)
Preference Units	(1,545)	(1,724)
OP Units – Limited Partners	(130,383)	(15,062)
Noncontrolling Interests – Partially Owned Properties	(27,681)	(3,995)
Net cash (used for) financing activities	(5,891,516)	(417,469)
Net increase in cash and cash equivalents	455,567	52,029
Cash and cash equivalents, beginning of period	42,276	40,080
Cash and cash equivalents, end of period	$497,843	$92,109

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$313,480	$218,965
Net cash paid for income and other taxes	$1,166	$895
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$43,400	$—
Amortization of deferred financing costs:
Other assets	$1,527	$1,527
Mortgage notes payable, net	$2,617	$1,607
Notes, net	$3,595	$1,993
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$(21,476)	$(7,420)
Notes, net	$2,054	$1,233
Line of credit and commercial paper	$412	$576
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(72)	$(160)
Accumulated other comprehensive income	$32,922	$8,911
Write-off of pursuit costs:
Investment in real estate, net	$2,072	$1,260
Deposits – restricted	$—	$330
Other assets	$390	$61
Accounts payable and accrued expenses	$101	$—
Loss (income) from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,122	$(16,767)
Other liabilities	$782	$1,338
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$1,482	$2,125
Other liabilities	$—	$68
Realized/unrealized loss on derivative instruments:
Other assets	$(8,390)	$(3,873)
Notes, net	$8,390	$2,358
Other liabilities	$4,467	$1,678
Accumulated other comprehensive income	$(4,467)	$(112)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(929)	$(1,291)
Other liabilities	$(900)	$(3,495)
Debt financing costs:
Mortgage notes payable, net	$(437)	$—
Notes, net	$—	$(6,352)
Other:
Foreign currency translation adjustments	$(50)	$502

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2016
PARTNERS' CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$37,280
Balance, end of period	$37,280

GENERAL PARTNER
Balance, beginning of year	$10,585,104
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	271
Exercise of EQR share options	26,141
EQR's Employee Share Purchase Plan (ESPP)	2,023
Share-based employee compensation expense:
EQR restricted shares	9,627
EQR share options	2,733
EQR ESPP discount	357
Net income available to Units – General Partner	3,805,052
OP Units – General Partner distributions	(3,289,355)
Supplemental Executive Retirement Plan (SERP)	801
Change in market value of Redeemable Limited Partners	99,190
Adjustment for Limited Partners ownership in Operating Partnership	4,865
Balance, end of period	$11,246,809

LIMITED PARTNERS
Balance, beginning of year	$221,379
Issuance of restricted units to Limited Partners	1
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(271)
Equity compensation associated with Units – Limited Partners	13,903
Net income available to Units – Limited Partners	152,089
Units – Limited Partners distributions	(129,757)
Change in carrying value of Redeemable Limited Partners	(10,731)
Adjustment for Limited Partners ownership in Operating Partnership	(4,865)
Balance, end of period	$241,748

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(152,016)
Accumulated other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) arising during the period	(4,467)
Losses reclassified into earnings from other comprehensive income	32,922
Accumulated other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	50
Balance, end of period	$(123,511)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Six Months Ended
June 30, 2016
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,608
Net income attributable to Noncontrolling Interests	1,545
Distributions to Noncontrolling Interests	(27,714)
Other	25,839
Balance, end of period	$4,278

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

EQR is the general partner of, and as of June 30, 2016 owned an approximate 96.1% ownership interest in, ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of June 30, 2016, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 315 properties located in 11 states and the District of Columbia consisting of 79,458 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	291	73,853
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	18	3,471
Partially Owned Properties – Unconsolidated	3	1,281
	315	79,458

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications did not have an impact on net income previously reported. Operating results for the six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of June 30, 2016, the Company has recorded a deferred tax asset, which is fully offset by a valuation allowance due to the uncertainty of realization.

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

In April 2015, the FASB issued a new standard which requires companies to present debt financing costs as a direct deduction from the carrying amount of the associated debt liability rather than as an asset, consistent with the presentation of debt discounts on the consolidated balance sheets.  Companies will be permitted to present debt issuance costs related to line of credit arrangements as an asset and amortize these costs over the term of the arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The new standard must be applied retrospectively to all prior periods presented in the consolidated financial statements.  The Company adopted this standard as required effective January 1, 2016 and other than presentation on the consolidated balance sheets, it did not have a material effect on its consolidated results of operations or financial position. As of June 30 2016, $5.3 million, $17.6 million and $23.8 million of deferred financing costs were included within other assets, mortgage notes payable, net and notes, net, respectively, on the consolidated balance sheets. As of December 31, 2015, the following amounts of deferred financing costs were reclassified (amounts in thousands):

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

In February 2016, the FASB issued a new leases standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard is expected to impact the Company’s consolidated financial statements as the Company has certain operating ground lease arrangements for which it is the lessee. The new standard will be effective for the Company beginning on January 1, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

In March 2016, the FASB issued a new standard which simplifies several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as equity or liability, statement of cash flows classification and policy election options for forfeitures. The new standard will be effective for the Company beginning on January 1, 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

Other

The Company is the controlling partner in various consolidated partnerships owning 18 properties and 3,471 apartment units having a noncontrolling interest book value of $4.3 million at June 30, 2016. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning five properties having a noncontrolling interest deficit balance of $9.2 million. These five partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of June 30, 2016, the Company estimates the value of Noncontrolling Interest distributions for these five properties would have been approximately $54.6 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the five Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on June 30, 2016 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships'

underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units) for the six months ended June 30, 2016:

2016
Common Shares
Common Shares outstanding at January 1,	364,755,444
Common Shares Issued:
Conversion of OP Units	9,840
Exercise of share options	599,634
Employee Share Purchase Plan (ESPP)	33,065
Restricted share grants, net	152,653
Common Shares outstanding at June 30,	365,550,636
Units
Units outstanding at January 1,	14,427,164
Restricted unit grants, net	289,273
Conversion of OP Units to Common Shares	(9,840)
Units outstanding at June 30,	14,706,597
Total Common Shares and Units outstanding at June 30,	380,257,233
Units Ownership Interest in Operating Partnership	3.9%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at June 30, 2016 and December 31, 2015.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2016, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $478.3 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the six months ended June 30, 2016 (amounts in thousands):

2016
Balance at January 1,	$566,783
Change in market value	(99,190)
Change in carrying value	10,731
Balance at June 30,	$478,324

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

The following table presents the Company’s issued and outstanding Preferred Shares as of June 30, 2016 and December 31, 2015:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	June 30, 2016	December 31, 2015
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding at June 30, 2016 and December 31, 2015	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)
On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the six months ended June 30, 2016:

2016
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	379,182,608
Issued to General Partner:
Exercise of EQR share options	599,634
EQR’s Employee Share Purchase Plan (ESPP)	33,065
EQR's restricted share grants, net	152,653
Issued to Limited Partners:
Restricted unit grants, net	289,273
General and Limited Partner Units outstanding at June 30,	380,257,233
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,427,164
Limited Partner restricted unit grants, net	289,273
Conversion of Limited Partner OP Units to EQR Common Shares	(9,840)
Limited Partner Units outstanding at June 30,	14,706,597
Limited Partner Units Ownership Interest in Operating Partnership	3.9%

The Limited Partners of the Operating Partnership as of June 30, 2016 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units. Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at June 30, 2016 and December 31, 2015.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2016, the Redeemable Limited Partner Units have a redemption value of approximately $478.3 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the six months ended June 30, 2016 (amounts in thousands):

2016
Balance at January 1,	$566,783
Change in market value	(99,190)
Change in carrying value	10,731
Balance at June 30,	$478,324

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

The following table presents the Operating Partnership's issued and outstanding “Preference Units” as of June 30, 2016 and December 31, 2015:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	June 30, 2016	December 31, 2015
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding at June 30, 2016 and December 31, 2015	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

Other

In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). On June 29, 2016, the Company extended the program maturity to June 2019. EQR has the authority to issue 13.0 million shares under this program but has not issued any shares since September 14, 2012.

Effective June 16, 2016, the Board of Trustees approved an increase to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million Common Shares (12,968,760 Common Shares were available for repurchase prior to such increase). No shares were repurchased during the six months ended June 30, 2016 and as a result at June 30, 2016, EQR has authorization to repurchase up to 13.0 million of its shares under the repurchase program.

4.	Real Estate, Real Estate Held for Sale and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Land	$5,835,195	$5,864,046
Depreciable property:
Buildings and improvements	16,735,299	16,346,829
Furniture, fixtures and equipment	1,269,413	1,207,098
In-Place lease intangibles	469,679	483,160
Projects under development:
Land	188,563	284,995
Construction-in-progress	611,384	837,381
Land held for development:
Land	98,549	120,007
Construction-in-progress	39,672	38,836
Investment in real estate	25,247,754	25,182,352
Accumulated depreciation	(5,119,342)	(4,905,406)
Investment in real estate, net	$20,128,412	$20,276,946

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of June 30, 2016 and December 31, 2015 (amounts in thousands):

Description	Balance Sheet Location	June 30, 2016	December 31, 2015
Assets
Ground lease intangibles – below market	Other Assets	$178,251	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		179,511	179,511
Accumulated amortization		(15,712)	(13,451)
Lease intangible assets, net		$163,799	$166,060

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,270
Lease intangible liabilities		7,670	7,670
Accumulated amortization		(3,967)	(3,414)
Lease intangible liabilities, net		$3,703	$4,256

During the six months ended June 30, 2016 and 2015, the Company amortized approximately $2.2 million and $2.2 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.5 million and $0.5 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income. During the quarters ended June 30, 2016 and 2015, the Company amortized approximately $1.1 million and $1.1 million, respectively, of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.3 million and $0.3 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2016	2017	2018	2019	2020	2021

Ground lease intangibles	$2,161	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(444)	(540)	(71)	(71)	(71)	(67)
Total	$1,717	$3,781	$4,250	$4,250	$4,250	$4,254

Acquisitions and Dispositions

During the six months ended June 30, 2016, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	3	479	$204,134
Total	3	479	$204,134

(1)	Purchase price includes an allocation of approximately $80.9 million to land and $123.2 million to depreciable property.

During the six months ended June 30, 2016, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated (1)	83	26,890	$6,427,403
Land Parcels – Consolidated	—	—	27,455
Total	83	26,890	$6,454,858

(1)	Includes the Starwood Portfolio sale (see further discussion below) representing 72 operating properties consisting of 23,262 apartment units for $5.365 billion.

The Company recognized a net gain on sales of real estate properties of approximately $3.8 billion (inclusive of $3.2 billion on the Starwood Portfolio sale) and a net gain on sales of land parcels of approximately $11.7 million on the above sales.

Starwood Disposition

Following the approval by the Company's Board of Trustees, the Company executed an agreement with controlled affiliates of Starwood Capital Group ("Starwood") on October 23, 2015 to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion (the "Starwood Transaction" or "Starwood Portfolio"). As of December 31, 2015, Starwood had deposited $250.0 million in cash into escrow as earnest money, which was non-refundable unless the Company defaulted on the sales agreement. On January 26 and 27, 2016, the Company closed on the sale of the entire portfolio described above. As a result, the Starwood Transaction met the held for sale criteria at December 31, 2015. In accordance with this classification, the Company ceased depreciation on all assets in the Starwood Portfolio as of November 1, 2015 and the following assets were classified as held for sale in the accompanying consolidated balance sheets at December 31, 2015 (amounts in thousands):

December 31, 2015
Land	$602,737
Depreciable property:
Buildings and improvements	2,386,489
Furniture, fixtures and equipment	335,565
In-Place lease intangibles	35,554
Real estate held for sale before accumulated depreciation	3,360,345
Accumulated depreciation	(1,179,210)
Real estate held for sale	$2,181,135

The following table provides the operating segments/locations of the properties and apartment units sold in the Starwood Transaction, which represents substantially all of the assets in the Company's South Florida and Denver markets and certain assets in the Washington D.C., Seattle and Los Angeles markets. The sale of these properties represents the continuation of the Company's long-term strategy of investing in high barrier to entry urban markets. See Note 11 for further discussion.

Markets/Metro Areas	Properties	Apartment Units
South Florida	33	10,742
Denver	18	6,635
Washington D.C.	10	3,020
Seattle	8	1,721
Los Angeles	3	1,144
Total	72	23,262

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

5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any separate agreements to acquire rental properties or land parcels as of August 4, 2016.

In addition to the properties and land parcel that were subsequently disposed of as discussed in Note 14, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	9	1,344	$191,680
Land Parcels (two)	—	—	36,150
Total	9	1,344	$227,830

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of June 30, 2016 (amounts in thousands except for property and apartment unit amounts):

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE) (1)	Total

Total properties	18	2	1	3

Total apartment units	3,471	945	336	1,281

Balance sheet information at 6/30/16 (at 100%):
ASSETS
Investment in real estate	$667,414	$234,807	$229,685	$464,492
Accumulated depreciation	(214,810)	(27,615)	(51,053)	(78,668)
Investment in real estate, net	452,604	207,192	178,632	385,824
Cash and cash equivalents	17,860	6,860	1,068	7,928
Investments in unconsolidated entities	48,127	—	—	—
Deposits – restricted	353	262	47	309
Other assets	25,658	448	913	1,361
Total assets	$544,602	$214,762	$180,660	$395,422

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable, net (2)	$318,114	$145,423	$29,123	$174,546
Accounts payable & accrued expenses	1,966	1,239	351	1,590
Accrued interest payable	1,085	691	—	691
Other liabilities	754	312	541	853
Security deposits	1,959	488	155	643
Total liabilities	323,878	148,153	30,170	178,323

Noncontrolling Interests – Partially Owned Properties/Partners' equity	4,278	62,282	104,272	166,554
Company equity/General and Limited Partners' Capital	216,446	4,327	46,218	50,545
Total equity/capital	220,724	66,609	150,490	217,099
Total liabilities and equity/capital	$544,602	$214,762	$180,660	$395,422

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE) (1)	Total
Operating information for the six months ended 6/30/16 (at 100%):
Operating revenue	$46,331	$13,139	$5,794	$18,933
Operating expenses	11,319	4,348	2,337	6,685

Net operating income	35,012	8,791	3,457	12,248
Property management	1,633	383	38	421
General and administrative/other	40	1	165	166
Depreciation	10,755	5,246	3,716	8,962

Operating income (loss)	22,584	3,161	(462)	2,699
Interest and other income	37	—	—	—
Interest:
Expense incurred, net	(7,549)	(4,145)	(545)	(4,690)
Amortization of deferred financing costs	(218)	—	—	—

Income (loss) before income and other taxes and (loss) from investments in unconsolidated entities	14,854	(984)	(1,007)	(1,991)
Income and other tax (expense) benefit	(44)	(13)	—	(13)
(Loss) from investments in unconsolidated entities	(731)	—	—	—

Net income (loss)	$14,079	$(997)	$(1,007)	$(2,004)

(1)
Includes the company's unconsolidated interest in an entity that owns the land underlying our Wisconsin Place apartment property and owns and operates the parking facility. This entity is excluded from the property and apartment unit count.

(2)	All debt is non-recourse to the Company.
Note: The above tables exclude EQR's ownership interest in ERPOP and the Company's interests in unconsolidated joint ventures entered into with AvalonBay Communities, Inc. (“AVB”) in connection with the acquisition of certain real estate related assets from Archstone Enterprise LP (such assets are referred to herein as "Archstone"). These ventures owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation, as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests had an aggregate liquidation value of $42.1 million at June 30, 2016. The ventures are owned 60% by the Company and 40% by AVB. See below for further discussion.

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

The Company has a 75% equity interest in the Wisconsin Place joint venture. The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities. The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components. At June 30, 2016, the residential component had a net book value of $173.3 million. The Company is the managing member and is responsible for conducting all administrative day-to-day matters and affairs of the joint venture as well as implementing all decisions with respect to the joint venture. The limited partner is not able to exercise substantive kick-out or participating rights. As a result, the joint venture qualifies as a VIE. The Company has a controlling financial interest in the VIE and, thus, is the VIE's primary beneficiary. The Company has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity that owns the residential component is required to be consolidated on the Company's balance sheet.

The Wisconsin Place joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility. At June 30, 2016, the basis of this investment was $48.1 million. The joint venture, as a limited partner, does not have substantive kick-out or participating rights in the entity. As a result, the entity qualifies as a VIE. The joint venture does not have a controlling financial interest in the VIE and is not the VIE's primary beneficiary. The joint venture does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company had a 20% equity interest in the Waterton Tenside joint venture which owned a 336 unit apartment property located in Atlanta, Georgia and had a basis of $3.8 million at June 30, 2016. The partner was the managing member and its predecessor by merger developed the project. The project was encumbered by a non-recourse mortgage loan that had an outstanding balance of $29.1 million, bore interest at 3.66% and would have matured December 1, 2018. The Company, as the limited partner, did not have substantive kick-out or participating rights. As a result, the entity qualified as a VIE. The Company did not have a controlling financial interest in the VIE and was not the VIE's primary beneficiary. The Company did not have the power to direct the activities of the VIE that most significantly impacted the VIE's economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity was unconsolidated and recorded using the equity method of accounting. On July 14, 2016, the Company and its joint venture partner sold this property to an unaffiliated party. See Note 14 for further discussion.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures. The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and the Company's interest had a basis of $4.7 million at June 30, 2016. The Domain joint venture owns a 444 unit apartment property located in San Jose, California and the Company's interest had a basis of $9.8 million at June 30, 2016. Nexus Sawgrass and Domain were completed and stabilized during the quarters ended September 30, 2014 and March 31, 2015, respectively. Construction on both properties was predominantly funded with long-term, non-recourse secured loans from the partner. The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021. The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the properties and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the operations. As a result, the entities do not qualify as VIEs. The Company alone does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance and as a result, the entities are unconsolidated and recorded using the equity method of accounting. The Company currently has no further funding obligations related to these properties.

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

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by AVB. The Company's initial investment was $147.6 million and the Company's basis at June 30, 2016 was a net obligation of $0.5 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Residual JV that most significantly impact the Residual JV's economic performance and as a result, the Residual JV is unconsolidated and recorded using the equity method of accounting. The Residual JV has sold all of the real estate assets that were acquired as part of the acquisition of Archstone, including all of the German assets, and is in the process of winding down all remaining activities.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. At June 30, 2016, the remaining preferred interests had an aggregate liquidation value of $42.1 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Legacy JV that most significantly impact the Legacy JV's economic performance and as a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

7.	Deposits – Restricted and Escrow Deposits – Mortgage

The following table presents the Company’s restricted deposits as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Tax-deferred (1031) exchange proceeds	$34,032	$—
Earnest money on pending acquisitions	—	1,000
Restricted deposits on real estate investments	3,860	6,077
Resident security and utility deposits	39,336	48,458
Other	359	358
Totals	$77,587	$55,893

The following table presents the Company’s escrow deposits as of June 30, 2016 and December 31, 2015 (amounts in thousands):

	June 30, 2016	December 31, 2015
Real estate taxes and insurance	$2,817	$1,977
Replacement reserves	3,916	3,962
Mortgage principal reserves/sinking funds	54,126	50,155
Other	852	852
Totals	$61,711	$56,946

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility. See Note 2 for a discussion regarding adoption of the new accounting standard impacting deferred financing costs.

Mortgage Notes Payable

As of June 30, 2016, the Company had outstanding mortgage debt of approximately $4.1 billion.

During the six months ended June 30, 2016, the Company:

•	Repaid $440.8 million of 6.256% mortgage debt held in a Fannie Mae loan pool maturing in 2017 and incurred a prepayment penalty of approximately $29.3 million;

•	Repaid $57.8 million of various tax-exempt mortgage bonds maturing in 2026 through 2037 and incurred a prepayment penalty of approximately $0.2 million;

•	Repaid $57.9 million of conventional fixed-rate mortgage loans;

•	Repaid $4.7 million of scheduled principal repayments on various mortgage debt; and

•	Assumed $43.4 million of mortgage debt on one acquired property.

The Company recorded $1.4 million of write-offs of unamortized deferred financing costs during the six months ended June 30, 2016 as additional interest expense related to debt extinguishment of mortgages. The Company also recorded $20.7 million of write-offs of net unamortized premiums during the six months ended June 30, 2016 as a reduction of interest expense related to debt extinguishment of mortgages.

As of June 30, 2016, the Company had $610.5 million of secured debt subject to third party credit enhancement.

As of June 30, 2016, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 28, 2061. At June 30, 2016, the interest rate range on the Company’s mortgage debt was 0.10% to 7.20%. During the six months ended June 30, 2016, the weighted average interest rate on the Company’s mortgage debt was 4.34%.

Notes

As of June 30, 2016, the Company had outstanding unsecured notes of approximately $4.4 billion.

During the six months ended June 30, 2016, the Company:

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

The Company recorded $1.9 million of write-offs of unamortized deferred financing costs during the six months ended June 30, 2016 as additional interest expense related to debt extinguishment of unsecured notes. The Company also recorded $25.2 million of write-offs of net unamortized premiums/discounts/OCI/treasury locks during the six months ended June 30, 2016 as additional interest expense related to debt extinguishment of unsecured notes.

As of June 30, 2016, scheduled maturities for the Company’s outstanding notes were at various dates through June 1, 2045. At June 30, 2016, the interest rate range on the Company’s notes was 1.232% to 7.57%. During the six months ended June 30, 2016, the weighted average interest rate on the Company’s notes was 4.62%.

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

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. As of June 30, 2016, there was no commercial paper outstanding. The notes bear interest at various floating rates with a weighted average of 0.96% for the six months ended June 30, 2016.

As of June 30, 2016, the amount available on the revolving credit facility was $2.48 billion (net of $24.6 million which was restricted/dedicated to support letters of credit). During the six months ended June 30, 2016, the weighted average interest rate on the revolving credit facility was 1.34%.

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

The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $4.1 billion and $4.4 billion, respectively, at June 30, 2016. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion (Level 2) and $4.8 billion (Level 2), respectively, at June 30, 2016. The carrying values of the Company's mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.7 billion and $6.2 billion, respectively, at December 31, 2015. The fair values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.6 billion (Level 2) and $6.5 billion (Level 2), respectively, at December 31, 2015. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

The following table summarizes the Company’s consolidated derivative instruments at June 30, 2016 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$450,000	$50,000
Indicative Interest Rate	2.375%	2.500%
Maturity Date	2019	2026

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)
Forward Starting Swaps – Designed to partially fix interest rates in advance of a planned future debt issuance. This swap has a mandatory counterparty termination in 2017, and is targeted to a 2016 issuance.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at June 30, 2016 and December 31, 2015, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	6/30/2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$12,045	$—	$12,045	$—
Supplemental Executive Retirement Plan	Other Assets	116,287	116,287	—	—
Total		$128,332	$116,287	$12,045	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$5,140	$—	$5,140	$—
Supplemental Executive Retirement Plan	Other Liabilities	116,287	116,287	—	—
Total		$121,427	$116,287	$5,140	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$478,324	$—	$478,324	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$3,655	$—	$3,655	$—
Supplemental Executive Retirement Plan	Other Assets	105,942	105,942	—	—
Total		$109,597	$105,942	$3,655	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$673	$—	$673	$—
Supplemental Executive Retirement Plan	Other Liabilities	105,942	105,942	—	—
Total		$106,615	$105,942	$673	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$566,783	$—	$566,783	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2016 and 2015, respectively (amounts in thousands):

June 30, 2016 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$8,390	Fixed rate debt	Interest expense	$(8,390)
Total		$8,390			$(8,390)

June 30, 2015 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$2,358	Fixed rate debt	Interest expense	$(2,358)
Total		$2,358			$(2,358)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2016 and 2015, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
June 30, 2016 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(4,467)	Interest expense	$(32,922)	N/A	$—
Total	$(4,467)		$(32,922)		$—

	Effective Portion			Ineffective Portion
June 30, 2015 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(142)	Interest expense	$(8,911)	Interest expense	$(30)
Total	$(142)		$(8,911)		$(30)

As of June 30, 2016 and December 31, 2015, there were approximately $123.3 million and $151.8 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at June 30, 2016, the Company may recognize an estimated $21.0 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending June 30, 2017.

10.	Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2016	2015	2016	2015
Numerator for net income per share – basic:
Income from continuing operations	$3,960,353	$488,573	$228,365	$298,504
Allocation to Noncontrolling Interests – Operating Partnership, net	(152,093)	(18,403)	(8,779)	(11,350)
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,545)	(1,487)	(781)	(844)
Preferred distributions	(1,545)	(1,724)	(772)	(833)
Premium on redemption of Preferred Shares	—	(2,789)	—	—
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	3,805,170	464,170	218,033	285,477
Discontinued operations, net of Noncontrolling Interests	(118)	259	34	110
Numerator for net income per share – basic	$3,805,052	$464,429	$218,067	$285,587
Numerator for net income per share – diluted:
Income from continuing operations	$3,960,353	$488,573	$228,365	$298,504
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,545)	(1,487)	(781)	(844)
Preferred distributions	(1,545)	(1,724)	(772)	(833)
Premium on redemption of Preferred Shares	—	(2,789)	—	—
Income from continuing operations available to Common Shares	3,957,263	482,573	226,812	296,827
Discontinued operations, net	(122)	269	35	114
Numerator for net income per share – diluted	$3,957,141	$482,842	$226,847	$296,941
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	364,820	363,288	365,047	363,476
Effect of dilutive securities:
OP Units	13,792	13,592	13,887	13,587
Long-term compensation shares/units	3,400	3,466	3,131	3,428
Denominator for net income per share – diluted	382,012	380,346	382,065	380,491
Net income per share – basic	$10.43	$1.28	$0.60	$0.79
Net income per share – diluted	$10.36	$1.27	$0.59	$0.78
Net income per share – basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$10.43	$1.28	$0.60	$0.79
Discontinued operations, net of Noncontrolling Interests	—	—	—	—
Net income per share – basic	$10.43	$1.28	$0.60	$0.79
Net income per share – diluted:
Income from continuing operations available to Common Shares	$10.36	$1.27	$0.59	$0.78
Discontinued operations, net	—	—	—	—
Net income per share – diluted	$10.36	$1.27	$0.59	$0.78

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2016	2015	2016	2015
Numerator for net income per Unit – basic and diluted:
Income from continuing operations	$3,960,353	$488,573	$228,365	$298,504
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,545)	(1,487)	(781)	(844)
Allocation to Preference Units	(1,545)	(1,724)	(772)	(833)
Allocation to premium on redemption of Preference Units	—	(2,789)	—	—
Income from continuing operations available to Units	3,957,263	482,573	226,812	296,827
Discontinued operations, net	(122)	269	35	114
Numerator for net income per Unit – basic and diluted	$3,957,141	$482,842	$226,847	$296,941
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	378,612	376,880	378,934	377,063
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	3,400	3,466	3,131	3,428
Denominator for net income per Unit – diluted	382,012	380,346	382,065	380,491
Net income per Unit – basic	$10.43	$1.28	$0.60	$0.79
Net income per Unit – diluted	$10.36	$1.27	$0.59	$0.78
Net income per Unit – basic:
Income from continuing operations available to Units	$10.43	$1.28	$0.60	$0.79
Discontinued operations, net	—	—	—	—
Net income per Unit – basic	$10.43	$1.28	$0.60	$0.79
Net income per Unit – diluted:
Income from continuing operations available to Units	$10.36	$1.27	$0.59	$0.78
Discontinued operations, net	—	—	—	—
Net income per Unit – diluted	$10.36	$1.27	$0.59	$0.78

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

Individually Significant Dispositions

The Company concluded that the Starwood Transaction does not qualify for discontinued operations reporting as it does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The Company has been investing only in its six coastal, high barrier to entry markets (Boston, New York, Washington D.C., Southern California, San Francisco and Seattle) and has not been acquiring or developing any new assets in its other markets. Over the past several years, the Company has been repositioning its portfolio by selling assets located in low barrier to entry markets and reducing its exposure to these markets. However, the Company concluded that the Starwood Transaction does qualify as an individually significant component of the Company as the amount received upon disposal exceeded 10% of total assets and the NOI (see definition in Note 13) of the Starwood Portfolio represents approximately 2.3% (for the approximate one-month period owned in 2016) and 15.8%, respectively, of consolidated NOI for the Company for the six months ended June 30, 2016 and 2015. In addition, the Starwood Transaction met the held for sale criteria at December 31, 2015 and was classified as held for sale in the accompanying consolidated balance sheets at December 31, 2015 (see Note 4 for further discussion). In accordance with this classification, the Company ceased depreciation on all assets in the Starwood Portfolio as of November 1, 2015. As a result, the following table summarizes the results of operations attributable to the Starwood Transaction for the six months and quarters ended June 30, 2016 and 2015 (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2016	2015	2016	2015
REVENUES
Rental income	$30,421	$209,911	$304	$106,202
Total revenues	30,421	209,911	304	106,202

EXPENSES (1)
Property and maintenance	7,923	38,702	33	19,616
Real estate taxes and insurance	2,932	24,624	60	12,477
Property management	2	6	—	3
General and administrative	15	25	14	24
Depreciation	—	52,432	—	26,238
Total expenses	10,872	115,789	107	58,358

Operating income	19,549	94,122	197	47,844

Interest and other income	11	—	9	—
Interest (2):
Expense incurred, net	(374)	(342)	(46)	(178)
Amortization of deferred financing costs	(707)	(49)	—	(25)
Income and other tax (expense) benefit	(1)	(1)	(1)	(1)
Net gain (loss) on sales of real estate properties	3,161,200	—	(21)	—

Income from operations attributable to controlling interests – Operating Partnership	3,179,678	93,730	138	47,640
Income from operations attributable to Noncontrolling Interests – Operating Partnership	(122,138)	(3,574)	(6)	(1,820)
Income from operations attributable to controlling interests – Company	$3,057,540	$90,156	$132	$45,820

(1)	Includes expenses paid in the current period for properties held for sale.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties held for sale which was repaid at or before closing.

Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any, for properties sold in 2013 and prior years. The amounts included in discontinued operations for the six months and quarters ended June 30, 2016 and 2015 represent trailing activity for properties sold in 2013 and prior years. None of the properties sold during the six months and quarters ended June 30, 2016 and 2015 met the new criteria for reporting discontinued operations.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets for properties sold in 2013 and prior years during the six months and quarters ended June 30, 2016 and 2015 (amounts in thousands).

	Six Months Ended June 30,		Quarter Ended June 30,
	2016	2015	2016	2015
REVENUES
Rental income	$217	$338	$99	$177
Total revenues	217	338	99	177

EXPENSES (1)
Property and maintenance	(5)	(67)	(2)	—
Real estate taxes and insurance	2	53	1	1
General and administrative	66	71	62	65
Total expenses	63	57	61	66

Discontinued operating income	154	281	38	111

Interest and other income	—	3	—	3
Other expenses	(280)	—	—	—
Income and other tax (expense) benefit	(11)	(15)	(3)	—

Discontinued operations	(137)	269	35	114
Net gain on sales of discontinued operations	15	—	—	—

Discontinued operations, net	$(122)	$269	$35	$114

(1)	Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

12.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws. Compliance by the Company with existing laws has not had a material adverse effect on the Company. However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built many of its properties in violation of the accessibility requirements of the Fair Housing Act (“FHA”) and Americans With Disabilities Act (“ADA”). The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. On March 31, 2016, the Court found that certain features at seven of the Company’s properties do not satisfy the accessibility requirements of the FHA. It is unclear at this time how the Court’s finding will affect unresolved liability issues relating to other properties that are encompassed by the lawsuit or potential remedies to the extent violations exist. The Company will continue to defend the suit vigorously, and due to the uncertainty of the many critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at June 30, 2016. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.
The Company has established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the six months ended June 30, 2016, the Company settled one matter, paying approximately $1.5 million, and recorded a reduction to the reserve of approximately $0.5 million, resulting in a total reserve of approximately $1.0 million at June 30, 2016. While no assurances can be given, the Company does not believe that the ultimate resolution of any of these remaining litigation matters, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of June 30, 2016, the Company has eight wholly owned projects totaling 2,850 apartment units in various stages of development with commitments to fund of approximately $491.5 million and estimated completion dates ranging through December 31, 2018, as well as other completed development projects that are in various stages of lease up or are stabilized.

As of June 30, 2016, the Company has two completed unconsolidated development properties that are stabilized. Both properties were co-developed with the same third party development partner in different ventures. The development venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company currently has no further funding obligations related to these properties. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the properties and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing operations. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements. See Note 6 for further discussion.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company's operating performance geographically by market and both on a same store and non-same store basis. The Company’s operating segments located in its coastal markets represent its reportable segments. As of January 1, 2016, the Company has revised the presentation of Southern California to show separate results for Los Angeles, San Diego and Orange County, along with a subtotal of the three markets combined, for both the current and comparable periods. The Company's operating segments located in its other markets that are not material have been included in the tables presented below. See also Note 4 for further discussion of the Starwood Transaction and the operating segments/locations in which properties were sold.

The Company’s fee and asset management and development activities are other business activities that do not constitute an operating segment and as such, have been included in the "Other" category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2016 and 2015, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense and 2) real estate taxes and insurance expense (all as reflected in the accompanying consolidated statements of operations and comprehensive income). As of January 1, 2016, NOI no longer includes an allocation of property management expenses either in the current or comparable periods. The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment properties. Current year NOI is compared to prior year NOI and current year budgeted NOI as a measure of financial performance.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2016 and 2015, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2016	2015	2016	2015
Rental income	$1,211,104	$1,341,114	$594,939	$676,508
Property and maintenance expense	(205,472)	(242,565)	(96,307)	(118,005)
Real estate taxes and insurance expense	(157,611)	(169,551)	(77,415)	(83,119)
Total operating expenses	(363,083)	(412,116)	(173,722)	(201,124)
Net operating income	$848,021	$928,998	$421,217	$475,384

The following tables present NOI for each segment from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2016 and 2015, respectively, as well as total assets and capital expenditures at June 30, 2016 (amounts in thousands):

	Six Months Ended June 30, 2016			Six Months Ended June 30, 2015
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$181,849	$52,847	$129,002	$171,169	$52,082	$119,087
San Diego	43,306	11,696	31,610	40,874	11,417	29,457
Orange County	39,116	9,332	29,784	36,922	9,327	27,595
Subtotal – Southern California	264,271	73,875	190,396	248,965	72,826	176,139

New York	227,736	78,629	149,107	222,210	77,223	144,987
Washington D.C.	210,416	62,296	148,120	208,247	62,646	145,601
San Francisco	182,485	44,428	138,057	168,047	42,909	125,138
Boston	123,890	34,272	89,618	120,294	36,320	83,974
Seattle	75,565	21,392	54,173	71,250	19,868	51,382
All Other Markets	14,754	5,992	8,762	14,104	6,374	7,730
Total same store	1,099,117	320,884	778,233	1,053,117	318,166	734,951

Non-same store/other (2) (3)
Los Angeles	16,460	5,726	10,734	13,825	4,766	9,059
Orange County	2,358	685	1,673	—	—	—
Subtotal – Southern California	18,818	6,411	12,407	13,825	4,766	9,059

New York	15,714	7,533	8,181	1,291	1,453	(162)
Washington D.C.	1,818	346	1,472	2,062	380	1,682
San Francisco	13,328	4,710	8,618	640	615	25
Boston	5,542	1,415	4,127	3,375	782	2,593
Seattle	12,584	3,035	9,549	4,003	1,090	2,913
Other (3)	44,183	18,749	25,434	262,801	84,864	177,937
Total non-same store/other	111,987	42,199	69,788	287,997	93,950	194,047

Total	$1,211,104	$363,083	$848,021	$1,341,114	$412,116	$928,998

(1)	Same store primarily includes all properties acquired or completed that are stabilized prior to January 1, 2015, less properties subsequently sold, which represented 72,494 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2015, plus any properties in lease-up and not stabilized as of January 1, 2015.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold from 2014 through 2016 that do not meet the new discontinued operations criteria.

	Quarter Ended June 30, 2016			Quarter Ended June 30, 2015
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$91,699	$26,489	$65,210	$86,515	$25,893	$60,622
San Diego	21,877	5,861	16,016	20,643	5,756	14,887
Orange County	19,802	4,599	15,203	18,601	4,639	13,962
Subtotal – Southern California	133,378	36,949	96,429	125,759	36,288	89,471

New York	114,532	38,487	76,045	111,885	37,716	74,169
Washington D.C.	106,148	30,871	75,277	104,907	30,609	74,298
San Francisco	91,811	22,230	69,581	85,224	21,390	63,834
Boston	62,272	16,848	45,424	60,467	17,470	42,997
Seattle	40,401	11,344	29,057	38,103	10,564	27,539
All Other Markets	7,480	2,840	4,640	7,137	2,849	4,288
Total same store	556,022	159,569	396,453	533,482	156,886	376,596

Non-same store/other (2) (3)
Los Angeles	9,198	3,021	6,177	6,505	2,382	4,123
Orange County	1,201	350	851	—	—	—
Subtotal – Southern California	10,399	3,371	7,028	6,505	2,382	4,123

New York	8,628	3,898	4,730	1,006	1,021	(15)
Washington D.C.	859	166	693	1,017	183	834
San Francisco	8,043	2,647	5,396	524	394	130
Boston	2,909	698	2,211	2,433	580	1,853
Seattle	4,827	1,164	3,663	68	88	(20)
Other (3)	3,252	2,209	1,043	131,473	39,590	91,883
Total non-same store/other	38,917	14,153	24,764	143,026	44,238	98,788

Total	$594,939	$173,722	$421,217	$676,508	$201,124	$475,384

(1)	Same store primarily includes all properties acquired or completed that are stabilized prior to April 1, 2015, less properties subsequently sold, which represented 72,781 apartment units.

(2)	Non-same store primarily includes properties acquired after April 1, 2015, plus any properties in lease-up and not stabilized as of April 1, 2015.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold from 2014 through 2016 that do not meet the new discontinued operations criteria.

	Six Months Ended June 30, 2016
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,550,146	$11,718
San Diego	480,150	2,465
Orange County	265,300	3,741
Subtotal – Southern California	3,295,596	17,924

New York	4,314,790	9,838
Washington D.C.	3,965,195	13,191
San Francisco	2,501,535	10,250
Boston	1,789,339	8,285
Seattle	1,045,598	4,800
All Other Markets	78,771	594
Total same store	16,990,824	64,882

Non-same store/other (2) (3)
Los Angeles	455,857	5,803
Orange County	76,337	26
Subtotal – Southern California	532,194	5,829

New York	436,213	33
Washington D.C.	45,869	308
San Francisco	951,966	261
Boston	169,544	357
Seattle	331,810	432
Other (3)	1,771,502	2,348
Total non-same store/other	4,239,098	9,568
Total	$21,229,922	$74,450

(1)	Same store primarily includes all properties acquired or completed that are stabilized prior to January 1, 2015, less properties subsequently sold, which represented 72,494 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2015, plus any properties in lease-up and not stabilized as of January 1, 2015.

(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
Note: Markets/Metro Areas included in the above All Other Markets segment are as follows:
(a) New England (excluding Boston) and Phoenix.

14.	Subsequent Events/Other

Subsequent Events

Subsequent to June 30, 2016, the Company:

•	Sold one wholly-owned property consisting of 44 apartment units for $22.0 million;

•	Sold one land parcel for approximately $30.0 million;

•
Sold one unconsolidated partially owned property (Waterton Tenside) consisting of 336 apartment units for $74.5 million, paid off $29.1 million of mortgage debt at closing and the Company received approximately $11.9 million for its share of the net sales proceeds; and

•	Repaid $8.6 million of mortgage debt.

Other

During the six months ended June 30, 2016, the Company purchased all of the issued and outstanding 3.00% Series P Cumulative Redeemable Preference Units at a par value of $18.4 million and retired these units in conjunction with the purchase. The Operating Partnership had previously issued these units to its partner as part of the buyout of its partner’s 95% interest in a previously unconsolidated development property. In conjunction with this transaction, the Company reduced other liabilities by

$18.4 million as the units had been classified as a liability due in part to the fact that the holder could put the units to EQR for cash.

During the six months ended June 30, 2016, the Company sold its entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord consisting of 5,161 apartment units for approximately $63.3 million and recognized a gain on sale of approximately $52.4 million, which is included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

During the six months ended June 30, 2016 and 2015, the Company received $1.4 million and $5.8 million, respectively, for the settlement of various litigation/insurance claims, which are included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

During the six months ended June 30, 2016 and 2015, the Company incurred charges of $1.4 million and $0.2 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $2.6 million and $1.6 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $4.0 million and $1.8 million, respectively, are included in other expenses in the accompanying consolidated statements of operations and comprehensive income.

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

•
Occupancy levels and market rents may be adversely affected by national and local economic and market conditions including, without limitation, new construction and excess inventory of multifamily and owned housing/condominiums, increasing portions of owned housing/condominium stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, governmental regulations, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond the Company's control; and

•	Additional factors as discussed in Part I of the Company's and the Operating Partnership's Annual Report on Form 10-K, particularly those under “Item 1A. Risk Factors”.

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
EQR is the general partner of, and as of June 30, 2016 owned an approximate 96.1% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates property management offices in each of its six core coastal markets. As of June 30, 2016, the Company had approximately 2,800 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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
We seek to maximize the income and capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property operations and appreciation. We are focused on the six coastal, high barrier to entry markets of Boston, New York, Washington D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle. These markets generally feature one or more of the following characteristics that allow us to increase rents:

•	High barriers to entry where, because of land scarcity or government regulation, it is typically more difficult or costly to build new apartment properties, creating limits on new supply;

•	High home ownership costs;

•	Strong economic growth leading to job growth and household formation, which in turn leads to high demand for our apartments;

•	Urban core locations with an attractive quality of life leading to high resident demand and retention; and

•	Favorable demographics contributing to a larger pool of target residents with a high propensity to rent apartments.
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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry markets to high barrier to entry markets. Since 2005, the Company has sold over 194,000 apartment units primarily in low barrier to entry markets for an aggregate sales price of approximately $23.0 billion, acquired over 68,000 apartment units primarily in high barrier to entry markets for approximately $20.0 billion and began approximately $5.7 billion of development projects primarily in its high barrier to entry markets. We are currently seeking to acquire and develop assets in the following six core coastal metropolitan areas: Boston, New York, Washington D.C., Southern California, San Francisco and Seattle. The vast majority of our NOI is concentrated in these six metropolitan areas. The sale of the Starwood Portfolio combined with the other 2016 dispositions has resulted in the Company's exit from the South Florida and Denver markets and should ultimately complete the Company's planned exit from the Phoenix market as well as certain New England submarkets. See further discussion below regarding the Company's 2016 disposition activity.
We endeavor to attract and retain the best employees by providing them with the education, resources and opportunities to succeed. We have a commitment to diversity in all of its forms and strive to promote and maintain a work environment where all employees are treated with dignity and respect, offered opportunities for professional development and valued for their unique contributions to the Company's success. We provide many classroom and on-line training courses to assist our employees in interacting with prospects and residents as well as extensively train our customer service specialists in maintaining our properties and improvements, equipment and appliances. We actively promote from within and many senior corporate and property leaders have risen from entry level or junior positions. We monitor our employees' engagement by surveying them annually and have consistently received high engagement scores.
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

Current Environment

Following the approval by the Company's Board of Trustees, the Company executed an agreement with controlled affiliates of Starwood Capital Group ("Starwood") on October 23, 2015 to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion (the "Starwood Transaction" or "Starwood Portfolio"). On January 26 and 27, 2016, the Company closed on the sale of the entire portfolio described above. The sale of the Starwood Portfolio, combined with other 2016 dispositions, has resulted in the Company's exit from the South Florida and Denver markets and should ultimately complete the Company's planned exit from the Phoenix market as well as certain New England submarkets. The Company used and expects to use the majority of the proceeds from the Starwood Transaction and other planned 2016 dispositions to pay two special dividends to its shareholders and holders of OP Units of between $10.00 and $12.00 per share/unit in the aggregate. On February 22, 2016, the Board of Trustees declared a special dividend of $8.00 per share/unit which was paid on March 10, 2016 to shareholders/unitholders of record as of March 3, 2016. The Company expects to pay an additional special dividend of approximately $2.00 to $4.00 per share/unit later in 2016. All future dividends remain subject to the discretion of the Company's Board of Trustees. The Company used the majority of the remaining proceeds to reduce aggregate indebtedness in order to make the transaction leverage neutral. The Company retired approximately $2.0 billion in secured and unsecured debt, the majority of which was scheduled to mature in 2016 and 2017, improving the Company's already strong credit metrics. These sales have narrowed the Company's focus, which will now be entirely directed towards our high barrier to entry coastal markets, and has essentially completed the Company's portfolio reconfiguration which started approximately ten years ago. We believe the assets sold will have lower long-term returns (as compared to investments in our high barrier to entry coastal markets) and that we sold them for prices that we believe are favorable. Given the strong demand for multifamily assets in our high barrier to entry coastal markets from institutional investors and the challenge in recycling $6 billion of capital in this competitive marketplace, the Company believes the best risk-adjusted use of the sale proceeds is to distribute a portion to our shareholders and use the remainder to repay outstanding debt.

As a result of the Starwood Transaction and the other 2016 completed and planned dispositions, the Company's portfolio has changed significantly from the portfolio summary included in the Company's Annual Report on Form 10-K. The following table sets forth certain information by market relating to the Company's properties at June 30, 2016 as compared to December 31, 2015:

	Portfolio Summary as of December 31, 2015				Portfolio Summary as of June 30, 2016

			% of	Average			% of	Average
		Apartment	Stabilized	Rental		Apartment	Stabilized	Rental
Markets/Metro Areas	Properties	Units	NOI (A)	Rate (B)	Properties	Units	NOI (A)	Rate (B)

Los Angeles	70	16,064	14.5%	$2,209	68	15,218	17.1%	$2,317
Orange County	12	3,684	3.1%	1,918	12	3,684	3.7%	1,966
San Diego	13	3,505	3.1%	2,097	13	3,505	3.7%	2,141
Subtotal – Southern California	95	23,253	20.7%	2,144	93	22,407	24.5%	2,229

San Francisco	52	13,212	14.9%	2,661	54	12,756	19.8%	3,020
New York	40	10,835	17.3%	3,835	40	10,632	19.0%	3,769
Washington DC	57	18,656	17.1%	2,182	47	15,637	17.2%	2,325
Boston	35	8,018	9.6%	2,632	30	7,588	11.0%	2,690
Seattle	44	8,756	7.6%	1,955	37	7,096	7.6%	2,100
South Florida	34	10,934	7.2%	1,682	—	—	—	—
Denver	19	6,935	4.6%	1,556	—	—	—	—
All Other Markets	13	2,633	1.0%	1,183	11	2,061	0.9%	1,251
Total	389	103,232	100.0%	2,306	312	78,177	100.0%	2,598

Unconsolidated Properties	3	1,281	—	—	3	1,281	—	—
Military Housing	2	5,139	—	—	—	—	—	—

Grand Total	394	109,652	100.0%	$2,306	315	79,458	100.0%	$2,598

Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

(A) % of Stabilized NOI – For the June 30, 2016 Portfolio Summary, represents budgeted 2016 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up. For the December 31, 2015 Portfolio Summary, represents actual 2015 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(B) Average Rental Rate – Total residential rental revenues divided by the weighted average occupied apartment units for the reporting period presented.

During the six months ended June 30, 2016, the Company acquired three consolidated rental properties consisting of 479 apartment units for $204.1 million. The Company acquired these properties in order to protect the tax status of certain unaffiliated third parties arising from the Starwood Transaction. During the six months ended June 30, 2016, the Company sold 83 consolidated rental properties consisting of 26,890 apartment units for $6.4 billion, which includes the sale of the Starwood Portfolio described above. In addition, the Company sold two land parcels for $27.5 million during the six months ended June 30, 2016. The Company currently budgets consolidated rental acquisitions of approximately $350.0 million ($204.1 million of which already occurred during the six months ended June 30, 2016) during the year ending December 31, 2016 to be funded with proceeds from rental dispositions. The Company currently budgets consolidated rental dispositions of approximately $6.9 billion ($6.4 billion of which already occurred during the six months ended June 30, 2016) during the year ending December 31, 2016, which includes the sale of the Starwood Portfolio and the other planned 2016 dispositions discussed above.

The Company has been reducing its development spending and starts in response to high land prices and low projected returns on investment. During the six months ended June 30, 2016, the Company started construction on one project representing 222 apartment units totaling approximately $88.0 million of development costs and substantially completed construction on three projects representing 1,355 apartment units totaling approximately $726.9 million of development costs. The Company currently budgets starting approximately $175.0 million ($88.0 million of which already occurred during the six months ended June 30, 2016) of new development projects in 2016. We currently budget spending approximately $575.0 million on development costs during the year ending December 31, 2016. We expect that this capital will be primarily sourced with excess operating cash flow, disposition proceeds, expected debt offerings in 2016 and borrowings on our revolving credit facility and/or commercial paper program.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In February 2015, the Company entered into a $500.0 million commercial paper program, which allows for daily, weekly or monthly borrowings at low floating rates of interest. We believe this commercial paper program allows the Company to continue to reduce its already low cost of capital and we are using the program to replace a portion of the amount that otherwise would have been outstanding under our revolving line of credit. In May 2015, the Company completed a $450.0 million unsecured ten year note offering with a coupon of 3.375% and an all-in effective interest rate of approximately 3.81% as well as a $300.0 million unsecured thirty year note offering with a coupon of 4.5% and an all-in effective interest rate of approximately 4.55%. The Company used the proceeds from these offerings to repay the outstanding balance on its revolving credit facility and commercial paper program. The Company has budgeted $200.0 million to $250.0 million of secured or unsecured debt offerings during 2016, excluding usage of the commercial paper program, but could complete a larger secured or unsecured issuance if conditions are favorable.

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

Through their lender originator networks, Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”) are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, reductions in their size or the scale of their activities or loss of key personnel could have an impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our borrowings. The Company has access to multiple other forms of public and private capital and over time, we would expect that other lenders, including banks, the commercial mortgage-backed securities market and life insurance companies, will become larger sources of secured debt capital to the multifamily market, particularly as it relates to the Company's high quality apartment properties.
The Company anticipates that 2016 same store revenues will increase 3.5% to 4.0% (as compared to the most recent updated guidance range of 4.0% to 4.5% that we provided in June 2016) and anticipates that 2016 same store NOI will increase 3.75% to 4.25% (as compared to the most recent updated guidance range of 4.5% to 5.5% that we provided in June 2016). The decrease in same store revenue guidance and same store NOI guidance from the most recent updated guidance is primarily a result of elevated levels of new supply and slower growth of higher paying jobs in both New York and San Francisco. Our expectations for our other core markets (Washington D.C., Boston, Southern California and Seattle) all remain relatively consistent with our original assumptions.

Washington D.C. has seen record absorption despite anemic job growth in 2014 and 2015. However, we have noted recent improvements in professional services hiring. We expect continued slow improvement in the Washington D.C. market throughout 2016, but growth will still lag the remainder of the Company's portfolio due to continuing substantial deliveries of new supply in the market combined with modest but recently improving job growth due to weakness in government hiring and spending. We expect to produce same store revenue growth of approximately 1.2% in this market in 2016.

In the New York market, elevated deliveries of new luxury supply in the Upper West Side, Brooklyn and Jersey City submarkets are having an impact on our ability to raise rents. While the overall job growth is at expected levels, the bulk of jobs added to date are not the higher paying professional services positions which are our primary demographic. As a result, absorption of this new supply is not as robust as we expected. In order to remain competitive with this new supply, we offered rent concessions in the first half of the year and may need to continue to do so in the second half of the year. As a result, we expect to produce same store revenue growth of approximately 1.5% in this market in 2016, down from the 3.75% growth expectation we had at the beginning of the year.

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

Seattle is producing solid rental rate growth. Strong demand is being driven by the continued growth in technology jobs in the market. With limited new supply on the horizon and the limited capacity of construction personnel, we would expect Seattle to perform well through 2016, producing same store revenue growth of approximately 6%.

San Francisco has experienced significant volatility as certain submarkets have seen elevated levels of new luxury supply combined with slowed job growth in the technology sector. The market still features good demand as evidenced by how our newly completed development projects are leasing up, however, consumers have more choices as new supply continues to be delivered through the rest of this year and into the first half of next year. As a result, we expect to produce same store revenue growth of approximately 6.5% in this market in 2016, down from the 9.5% growth expectation we had at the beginning of the year.

Los Angeles (and Southern California in general) is performing well and is positioned to be one of our best performing markets in 2016. Local supply constraints and very good economic growth in the market are driving strong revenue growth. We expect to produce same store revenue growth of approximately 6.0% in this market in 2016.

The Company anticipates that 2016 same store expenses will increase 2.5% to 3.0% (which is unchanged as compared to the most recent updated guidance range provided in June 2016). Increases in real estate taxes are expected to approximate 6.0% for the full year 2016. The anticipated increase in real estate taxes is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment values and fundamentals, the contractual annual reduction in the benefits of 421-a tax abatements in New York City and a recent adverse legal decision regarding the calculation of property taxes for certain properties in New Jersey. We expect full year 2016 utility costs to decline 3.0% to 4.0% due to lower commodity costs and a milder winter in the Northeast. We anticipate same store payroll costs to grow 2.5% to 3.0% in 2016 over 2015.

The Company expects total overhead costs (property management expense and general and administrative expense) to decline slightly in 2016 over 2015 while it expects total revenues to decline more significantly as a result of the Starwood Transaction and other 2016 dispositions. As certain of the Company's overhead costs are fixed and/or not quickly scalable and the 2016 costs include higher severance as we adjust the size of our platform, the Company anticipates overhead costs as a percentage of total revenues will increase in 2016 as compared to 2015. Longer-term, the Company expects overhead costs to be more consistent with the 2015 percentage of total revenues.

We believe that the Company is well-positioned in the long-term as a result of favorable demographics and increasing consumer preferences for the flexibility of rental housing. As of June 30, 2016, the Company's same store occupancy was 95.9%, its non-same store occupancy was 71.9% (consisting of approximately 21 newly acquired and lease-up properties) and its total portfolio-wide occupancy was 94.3%. We believe our markets/metro areas will continue to see increased luxury multifamily supply, especially in our urban core locations, and there will continue to be periods of disruption as new development projects lease up. We believe over the longer term that our markets will absorb future supply because of the strong long-term demand in these markets as exhibited by our current high occupancy levels and increasing household formations. We have seen evidence of this in Seattle as elevated levels of new supply have been absorbed and rental rates continue to grow. We believe our strong balance sheet and ample liquidity will allow us to fund our debt maturities and development costs in the near term and should also allow us to take advantage of investment opportunities in the future.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in our high barrier to entry markets and sell apartment properties located in our low barrier to entry markets during the six months ended June 30, 2016 as follows:

•	Acquired three consolidated apartment properties consisting of 479 apartment units for $204.1 million at a weighted average Acquisition Cap Rate (see definition below) of 4.9%;

•
Sold 83 consolidated apartment properties consisting of 26,890 apartment units for $6.4 billion, which includes the sale of the Starwood Portfolio consisting of 72 consolidated rental properties containing 23,262 apartment units for $5.365 billion, at a weighted average Disposition Yield (see definition below) of 5.3% and generating an Unlevered IRR (see definition below) of 11.8%; and

•
Sold its entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord consisting of 5,161 apartment units for approximately $63.3 million.

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

The definitions of certain terms described above are as follows:

•
Acquisition Cap Rate – NOI that the Company anticipates receiving in the next 12 months (or the year two or three stabilized NOI for properties that are in lease-up at acquisition) less an estimate of property management costs/management fees allocated to the project (generally ranging from 2.0% to 4.0% of revenues depending on the size and income streams of the asset) and less an estimate for in-the-unit replacement capital expenditures (generally ranging from $100-$450 per apartment unit depending on the age and condition of the asset) divided by the gross purchase price of the asset. The weighted average Acquisition Cap Rate for acquired properties is weighted based on the projected NOI streams and the relative purchase price for each respective property.

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

Properties that the Company owned and were stabilized (see definition below) for all of both of the six months ended June 30, 2016 and 2015 (the "Six-Month 2016 Same Store Properties"), which represented 72,494 apartment units, and properties that the Company owned and were stabilized for all of both of the quarters ended June 30, 2016 and 2015 (the "Second Quarter 2016 Same Store Properties"), which represented 72,781 apartment units, impacted the Company's results of operations. Both the Six-Month 2016 Same Store Properties and the Second Quarter 2016 Same Store Properties are discussed in the following paragraphs.

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the six months and quarter ended June 30, 2016:

	Six Months Ended		Quarter Ended
	June 30, 2016		June 30, 2016
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	358	96,286	291	73,222
2014 acquisitions	4	1,011	—	—
2016 dispositions	(83)	(26,890)	(3)	(728)
2016 dispositions not yet included in same store	2	396	—	—
Lease-up properties stabilized	7	1,690	1	287
Other	—	1	—	—
Same Store Properties at June 30, 2016	288	72,494	289	72,781

	Six Months Ended		Quarter Ended
	June 30, 2016		June 30, 2016
	Properties	Apartment Units	Properties	Apartment Units
Same Store	288	72,494	289	72,781

Non-Same Store:
2016 acquisitions	3	479	3	479
2015 acquisitions	4	625	4	625
Master-Leased properties (1)	3	853	3	853
Lease-up properties not yet stabilized (2)	12	3,440	11	3,153
Properties removed from same store (3)	1	285	1	285
Other	1	1	1	1
Total Non-Same Store	24	5,683	23	5,396
Unconsolidated properties	3	1,281	3	1,281
Total Properties and Apartment Units	315	79,458	315	79,458
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

(3)
Represents one property containing 285 apartment units (Playa Pacifica in Hermosa Beach, California) which was removed from the same store portfolio in 2015 due to a major renovation in which significant portions of the property were taken offline for extended time periods. As of June 30, 2016, the property had an occupancy of only 56.0%. This property will not return to the same store portfolio until it is stabilized for all of the current and comparable periods presented.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the six months and quarters ended June 30, 2016 and 2015. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015

For the six months ended June 30, 2016, the Company reported diluted earnings per share/unit of $10.36 compared to $1.27 per share/unit for the same period of 2015. The difference is primarily due to approximately $3.6 billion in higher gains on property sales and lower depreciation expense in the first half of 2016 compared to the same period in 2015 as a direct result of the significant sales activity in 2016, partially offset by significantly higher debt extinguishment costs in 2016 compared to 2015.

For the six months ended June 30, 2016, income from continuing operations increased approximately $3.5 billion when compared to the six months ended June 30, 2015. The increase in continuing operations is discussed below.

For the six months ended June 30, 2016, consolidated rental income decreased 9.7%, consolidated operating expenses (comprising of property and maintenance and real estate taxes and insurance) decreased 11.9% and consolidated NOI decreased 8.7% when compared to the six months ended June 30, 2015. The declines are all primarily a result of the Company's significant disposition activity in 2016.

Revenues from the Six-Month 2016 Same Store Properties increased $46.0 million primarily as a result of an increase in average rental rates charged to residents. Expenses from the Six-Month 2016 Same Store Properties increased $2.7 million primarily as a result of an increase in real estate taxes, partially offset by lower utility costs. The following tables provide comparative same store results and statistics for the Six-Month 2016 Same Store Properties:

June YTD 2016 vs. June YTD 2015
Same Store Results/Statistics for 72,494 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
				Average Rental Rate (1)
					Physical Occupancy (2)
Description	Revenues	Expenses	NOI			Turnover (3)
YTD 2016	$1,099,117	$320,884	$778,233	$2,529	96.1%	25.5%
YTD 2015	$1,053,117	$318,166	$734,951	$2,425	96.1%	25.0%
Change	$46,000	$2,718	$43,282	$104	0.0%	0.5%
Change	4.4%	0.9%	5.9%	4.3%
Note: Same store operating expenses and same store NOI no longer include an allocation of property management expenses either in the current or comparable periods.

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

The following table provides comparative same store operating expenses for the Six-Month 2016 Same Store Properties:

June YTD 2016 vs. June YTD 2015
Same Store Operating Expenses for 72,494 Same Store Apartment Units
$ in thousands

	Actual YTD 2016	Actual YTD 2015	$ Change	% Change	% of Actual YTD 2016 Operating Expenses
Real estate taxes	$132,938	$126,017	$6,921	5.5%	41.4%
On-site payroll (1)	71,975	71,752	223	0.3%	22.4%
Utilities (2)	45,281	49,277	(3,996)	(8.1%)	14.1%
Repairs and maintenance (3)	40,924	41,402	(478)	(1.2%)	12.8%
Insurance	8,673	8,354	319	3.8%	2.7%
Leasing and advertising	4,228	4,211	17	0.4%	1.3%
Other on-site operating expenses (4)	16,865	17,153	(288)	(1.7%)	5.3%

Same store operating expenses	$320,884	$318,166	$2,718	0.9%	100.0%
Note: Same store operating expenses and same store NOI no longer include an allocation of property management expenses either in the current or comparable periods.

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

The following table presents reconciliations of rental income, operating expenses and NOI for the Six-Month 2016 Same Store Properties to rental income, operating expenses and NOI per the consolidated statements of operations and comprehensive income and NOI to operating income per the consolidated statements of operations and comprehensive income:

	Six Months Ended June 30,
	2016	2015
	(Amounts in thousands)
Rental income:
Same store	$1,099,117	$1,053,117
Non-same store	111,987	287,997
Total rental income	1,211,104	1,341,114

Operating expenses:
Same store	320,884	318,166
Non-same store	42,199	93,950
Total operating expenses	363,083	412,116

NOI:
Same store	778,233	734,951
Non-same store	69,788	194,047
Total NOI	848,021	928,998

Adjustments:
Fee and asset management revenue	3,133	4,369
Property management	(44,486)	(44,557)
General and administrative	(35,013)	(35,421)
Depreciation	(349,012)	(388,803)
Operating income	$422,643	$464,586

For properties that the Company acquired or completed that were stabilized prior to January 1, 2015 and that the Company expects to continue to own through December 31, 2016, the Company anticipates the following same store results for the full year ending December 31, 2016:

2016 Same Store Assumptions
Physical occupancy	95.9%
Revenue change	3.5% to 4.0%
Expense change	2.5% to 3.0%
NOI change	3.75% to 4.25%

The Company anticipates consolidated rental acquisitions of $350.0 million and consolidated rental dispositions of $6.9 billion (which includes the sale of the Starwood Portfolio and 2016 dispositions discussed above) and expects that the Acquisition Cap Rate will be 0.75% lower than the Disposition Yield for the full year ending December 31, 2016.

These 2016 assumptions are based on current expectations and are forward-looking.

Non-same store NOI results decreased approximately $124.3 million compared to the first half of 2015 and consist primarily of properties acquired in calendar years 2015 and 2016, operations from the Company’s development properties and operations prior to disposition from 2016 sold properties (including the Starwood Portfolio). This decrease primarily resulted from:

•	The lost NOI from 2015 and 2016 dispositions of $151.5 million;

•	A decrease in operating activities from other miscellaneous properties (including three master-leased properties) of $1.7 million;

•	A decrease in operating activities from other miscellaneous operations; and

•	A partial offset from development and newly stabilized development properties in lease-up of $22.9 million and operating properties acquired in 2015 and 2016 of $7.7 million.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues decreased approximately $1.2 million or 28.3% primarily as a result of lower revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force Base due to the sale of the Company's entire interest in the management contracts and related rights associated with these ventures in the second quarter of 2016 as well as lower fees earned on management of the Company's unconsolidated joint ventures.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $0.1 million or 0.2%. This decrease is primarily attributable to a decrease in payroll-related costs, partially offset by increases in computer operations costs and education conference fees. The Company anticipates that property management expenses will approximate $82.0 million to $84.0 million for the year ending December 31, 2016. The above assumption is based on current expectations and is forward-looking.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $0.4 million or 1.2% primarily due to a decrease in payroll-related costs. The Company anticipates that general and administrative expenses will approximate $58.0 million to $60.0 million for the year ending December 31, 2016, inclusive of approximately $4.0 million of severance costs but excluding charges of approximately $1.4 million related to the Company's current executive compensation program. The above assumption is based on current expectations and is forward-looking.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, decreased approximately $39.8 million or 10.2% primarily as a result of no depreciation or a partial period of depreciation expense during the six months ended June 30, 2016 related to the significant property sales in 2016 (including the Starwood Portfolio), partially offset by additional depreciation expense on properties acquired in 2016 and development properties placed in service.

Interest and other income from continuing operations increased approximately $52.9 million primarily due to the approximate $52.4 million gain from the sale of the Company's entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord during the six months ended June 30, 2016. The Company anticipates that interest and other income will approximate $3.2 million to $4.0 million for the year ending December 31, 2016, excluding the gain on sale discussed above and certain other adjustments. The above assumption is based on current expectations and is forward-looking.

Other expenses from continuing operations increased approximately $2.4 million primarily due to an increase in property acquisition costs incurred in conjunction with the Company's 2016 acquisitions and an increase in the expensing of overhead (pursuit cost write-offs) as a result of fewer new development opportunities.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $82.9 million or 36.9% primarily as a result of prepayment penalties and debt extinguishment costs associated with the repayment of approximately $1.7 billion in debt principal prior to scheduled maturity, partially offset by lower interest expense as a result of these repayments. During the six months ended June 30, 2016, the Company capitalized interest costs of approximately $28.4 million as compared to $30.4 million for the six months ended June 30, 2015. This capitalization of interest relates to consolidated projects under development. The effective interest cost on all indebtedness for the six months ended June 30, 2016 was 4.70% as compared to 4.67% for the six months ended June 30, 2015. The Company anticipates that interest expense from continuing operations, excluding debt extinguishment costs/prepayment penalties, will approximate $357.8 million to $369.8 million and capitalized interest will approximate $49.0 million to $53.0 million for the year ending December 31, 2016. The above assumptions are based on current expectations and are forward-looking.

Income and other tax expense from continuing operations increased approximately $0.4 million primarily due to increases in various state and local taxes related to the Company's elevated disposition activity in 2016 vs. 2015. The Company anticipates that income and other tax expense will approximate $1.0 million to $2.0 million for the year ending December 31, 2016. The above assumption is based on current expectations and is forward-looking.

Loss from investments in unconsolidated entities increased by $17.3 million primarily due to gains on the sale of certain assets owned by the Company's joint ventures with AVB and $18.6 million in favorable litigation settlements, both of which occurred during the six months ended June 30, 2015 and did not reoccur in 2016.

Net gain on sales of real estate properties increased approximately $3.6 billion as a result of the sale of 83 consolidated apartment properties (including the Starwood Portfolio) during the six months ended June 30, 2016 as compared to only six consolidated apartment property sales during the six months ended June 30, 2015, all of which did not meet the new criteria for reporting discontinued operations. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels increased $11.7 million due to the gain on sale of two land parcels during the six months ended June 30, 2016 as compared to no land sales during the six months ended June 30, 2015.

Discontinued operations, net decreased approximately $0.4 million between the periods under comparison primarily due to the timing of trailing activity for properties sold in 2013 and prior years. The Company adopted the new discontinued operations standard effective January 1, 2014 and as a result, none of the properties sold during the six months ended June 30, 2016 and 2015 met the new criteria for reporting discontinued operations.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended June 30, 2016 to the quarter ended June 30, 2015

For the quarter ended June 30, 2016, the Company reported diluted earnings per share/unit of $0.59 compared to $0.78 per share/unit for the same period of 2015. The difference is primarily due to approximately $91.4 million in lower gains on property sales in the second quarter of 2016 compared to the same period in 2015, partially offset by lower depreciation expense in the second quarter of 2016 compared to the same period in 2015 as a direct result of the significant sales activity in 2016.

For the quarter ended June 30, 2016, income from continuing operations decreased approximately $70.1 million or 23.5% when compared to the quarter ended June 30, 2015. The decrease in continuing operations is discussed below.

For the quarter ended June 30, 2016, consolidated rental income decreased 12.1%, consolidated operating expenses (comprising of property and maintenance and real estate taxes and insurance) decreased 13.6% and consolidated NOI decreased 11.4% when compared to the quarter ended June 30, 2015. The declines are all primarily a result of the Company's significant disposition activity in 2016.

Revenues from the Second Quarter 2016 Same Store Properties increased $22.5 million primarily as a result of an increase in average rental rates charged to residents and slightly higher occupancy. Expenses from the Second Quarter 2016 Same Store Properties increased $2.7 million primarily as a result of an increase in real estate taxes and repairs and maintenance, partially offset by lower utility costs. The following tables provide comparative same store results and statistics for the Second Quarter 2016 Same Store Properties:

Second Quarter 2016 vs. Second Quarter 2015
Same Store Results/Statistics for 72,781 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
				Average Rental Rate (1)
					Physical Occupancy (2)
Description	Revenues	Expenses	NOI			Turnover (3)
Q2 2016	$556,022	$159,569	$396,453	$2,544	96.3%	14.8%
Q2 2015	$533,482	$156,886	$376,596	$2,445	96.2%	14.1%
Change	$22,540	$2,683	$19,857	$99	0.1%	0.7%
Change	4.2%	1.7%	5.3%	4.0%
Note: Same store operating expenses and same store NOI no longer include an allocation of property management expenses either in the current or comparable periods.

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

The following table provides comparative same store operating expenses for the Second Quarter 2016 Same Store Properties:

Second Quarter 2016 vs. Second Quarter 2015
Same Store Operating Expenses for 72,781 Same Store Apartment Units
$ in thousands

	Actual Q2 2016	Actual Q2 2015	$ Change	% Change	% of Actual Q2 2016 Operating Expenses
Real estate taxes	$66,655	$63,237	$3,418	5.4%	41.8%
On-site payroll (1)	35,667	35,401	266	0.8%	22.3%
Utilities (2)	21,317	22,888	(1,571)	(6.9%)	13.4%
Repairs and maintenance (3)	21,798	21,010	788	3.8%	13.7%
Insurance	4,350	4,191	159	3.8%	2.7%
Leasing and advertising	2,111	2,145	(34)	(1.6%)	1.3%
Other on-site operating expenses (4)	7,671	8,014	(343)	(4.3%)	4.8%

Same store operating expenses	$159,569	$156,886	$2,683	1.7%	100.0%
Note: Same store operating expenses and same store NOI no longer include an allocation of property management expenses either in the current or comparable periods.

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

The following table presents reconciliations of rental income, operating expenses and NOI for the Second Quarter 2016 Same Store Properties to rental income, operating expenses and NOI per the consolidated statements of operations and comprehensive income and NOI to operating income per the consolidated statements of operations and comprehensive income:

	Quarter Ended June 30,
	2016	2015
	(Amounts in thousands)
Rental income:
Same store	$556,022	$533,482
Non-same store	38,917	143,026
Total rental income	594,939	676,508

Operating expenses:
Same store	159,569	156,886
Non-same store	14,153	44,238
Total operating expenses	173,722	201,124

NOI:
Same store	396,453	376,596
Non-same store	24,764	98,788
Total NOI	421,217	475,384

Adjustments:
Fee and asset management revenue	215	2,604
Property management	(20,991)	(21,792)
General and administrative	(18,296)	(15,659)
Depreciation	(176,127)	(194,282)
Operating income	$206,018	$246,255

Non-same store NOI results decreased approximately $74.0 million compared to the second quarter of 2015 and consist primarily of properties acquired in calendar years 2015 and 2016, operations from the Company’s development properties and operations prior to disposition from 2016 sold properties (including the Starwood Portfolio). This decrease primarily resulted from:

•	The lost NOI from 2015 and 2016 dispositions of $86.5 million;

•	A decrease in operating activities from other miscellaneous operations; and

•	A partial offset from development and newly stabilized development properties in lease-up of $12.6 million and operating properties acquired in 2015 and 2016 of $4.4 million.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues decreased approximately $2.4 million or 91.7% primarily as a result of lower revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force Base due to the sale of the Company's entire interest in the management contracts and related rights associated with these ventures in the second quarter of 2016 as well as lower fees earned on management of the Company's unconsolidated joint ventures.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $0.8 million or 3.7%. This decrease is primarily attributable to a decrease in payroll-related costs.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $2.6 million or 16.8% primarily due to an increase in payroll-related costs due to increased severance costs in 2016.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, decreased approximately $18.2 million or 9.3% primarily as a result of no depreciation or a partial period of depreciation expense during the quarter ended June 30, 2016 related to the significant property sales in 2016 (including the Starwood Portfolio), partially offset by additional depreciation expense on properties acquired in 2016 and development properties placed in service.

Interest and other income from continuing operations increased approximately $50.0 million primarily due to the approximate $52.4 million gain from the sale of the Company's entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord, partially offset by the settlement of various litigation/insurance claims during the quarter ended June 30, 2015 which did not reoccur in 2016.

Other expenses from continuing operations decreased approximately $0.3 million or 15.0% primarily due to a decline in litigation settlement costs during the quarter ended June 30, 2016.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $24.6 million or 21.7% primarily as a result of the repayment of approximately $1.7 billion in debt principal prior to scheduled maturity during the first quarter of 2016. During the quarter ended June 30, 2016, the Company capitalized interest costs of approximately $14.2 million as compared to $15.1 million for the quarter ended June 30, 2015. This capitalization of interest relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended June 30, 2016 was 4.74% as compared to 4.70% for the quarter ended June 30, 2015.

Income and other tax expense from continuing operations increased approximately $0.1 million or 26.7% primarily due to increases in various state and local taxes related to the Company's elevated disposition activity in 2016 vs. 2015.

Loss from investments in unconsolidated entities increased by $13.3 million primarily due to gains on the sale of certain assets owned by the Company's joint ventures with AVB and $11.7 million in favorable litigation settlements, both of which occurred during the quarter ended June 30, 2015 and did not reoccur in 2016.

Net gain on sales of real estate properties decreased approximately $91.4 million or 61.5% as a result of lower gains on the sale of three consolidated apartment properties during the quarter ended June 30, 2016 as compared to three consolidated apartment property sales during the quarter ended June 30, 2015, all of which did not meet the new criteria for reporting discontinued operations. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Discontinued operations, net decreased approximately $0.1 million or 69.3% between the periods under comparison primarily due to the timing of trailing activity for properties sold in 2013 and prior years. The Company adopted the new discontinued operations standard effective January 1, 2014 and as a result, none of the properties sold during the quarters ended

June 30, 2016 and 2015 met the new criteria for reporting discontinued operations.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of the Operating Partnership. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2016, the Company had approximately $42.3 million of cash and cash equivalents and the amount available on its revolving credit facility was $2.07 billion (net of $45.1 million which was restricted/dedicated to support letters of credit and net of $387.5 million outstanding on the commercial paper program). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company's cash and cash equivalents balance at June 30, 2016 was approximately $497.8 million and the amount available on its revolving credit facility was $2.48 billion (net of $24.6 million which was restricted/dedicated to support letters of credit).
During the six months ended June 30, 2016, the Company generated proceeds from various transactions, which included the following:

•	Disposed of 83 consolidated rental properties (including the Starwood Portfolio) and two land parcels, receiving net proceeds of approximately $6.4 billion;

•
Disposed of its entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord along with the sale of certain other investments, receiving net proceeds of approximately $68.5 million; and

•
Issued approximately 0.6 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $28.2 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the six months ended June 30, 2016, the above proceeds along with net cash flow from operations and availability on the Company's revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire three consolidated rental properties for approximately $160.7 million in cash;

•	Invest $312.9 million primarily in development projects;

•	Pay a special dividend of $8.00 per share/unit (approximately $3.0 billion) on March 10, 2016 to shareholders/unitholders of record as of March 3, 2016;

•	Repay $561.2 million of mortgage loans and incur a prepayment penalty of approximately $29.5 million;

•	Repay $500.0 million of 5.125% unsecured notes maturing in 2016 and incur a prepayment penalty of approximately $1.4 million;

•	Repay $400.0 million of 5.375% unsecured notes maturing in 2016 and incur a prepayment penalty of approximately $9.5 million;

•	Repay $255.9 million of 5.750% unsecured notes maturing in 2017 and incur a prepayment penalty of approximately $16.5 million;

•	Repay $46.1 million of 7.125% unsecured notes maturing in 2017 and incur a prepayment penalty of approximately $4.6 million;

•	Repay $250.0 million of 4.625% unsecured notes maturing in 2021 and incur a prepayment penalty of approximately $31.6 million; and

•	Repay $48.0 million of 7.570% unsecured notes maturing in 2026 and incur a prepayment penalty of approximately $19.3 million.

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. On July 30, 2013, the Board of Trustees approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016.  On June 29, 2016, the Company further extended the program maturity to June 2019. EQR has not issued any shares under this program since

September 14, 2012. Through July 29, 2016, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million shares. EQR repurchased approximately $1.8 million (31,240 shares at a price of $56.87 per share) of its Common Shares (all related to the vesting of employees' restricted shares) during the quarter ended March 31, 2014. No open market repurchases have occurred since 2008. Effective June 16, 2016, the program was increased to again provide for the repurchase of up to 13.0 million Common Shares. As of July 29, 2016, EQR has authorization to repurchase up to 13.0 million of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of June 30, 2016 are as follows:

Debt Summary as of June 30, 2016
(Amounts in thousands)
	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,147,999	48.7%	4.34%	6.9
Unsecured	4,362,995	51.3%	4.55%	10.6
Total	$8,510,994	100.0%	4.45%	8.8

Fixed Rate Debt:
Secured – Conventional	$3,505,691	41.2%	4.97%	5.4
Unsecured – Public	3,902,878	45.9%	4.99%	11.4
Fixed Rate Debt	7,408,569	87.1%	4.98%	8.6

Floating Rate Debt:
Secured – Conventional	7,894	0.1%	0.47%	16.0
Secured – Tax Exempt	634,414	7.4%	0.88%	14.8
Unsecured – Public (2)	460,117	5.4%	1.21%	3.1
Unsecured – Revolving Credit Facility	—	—	1.34%	1.8
Unsecured – Commercial Paper Program (3)	—	—	0.96%	—

Floating Rate Debt	1,102,425	12.9%	1.01%	10.2
Total	$8,510,994	100.0%	4.45%	8.8

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the six months ended June 30, 2016.

(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(3)	As of June 30, 2016, there was no commercial paper outstanding.
Note: The Company capitalized interest of approximately $28.4 million and $30.4 million during the six months ended June 30, 2016 and 2015, respectively. The Company capitalized interest of approximately $14.2 million and $15.1 million during the quarters ended June 30, 2016 and 2015, respectively.
Note: The Company recorded approximately $13.8 million and $3.1 million of net debt discount/deferred derivative settlement amortization as additional interest expense during the six months ended June 30, 2016 and 2015, respectively. The Company recorded approximately $4.8 million and $2.6 million of net debt discount/deferred derivative settlement amortization as additional interest expense during the quarters ended June 30, 2016 and 2015, respectively.

Debt Maturity Schedule as of June 30, 2016
(Amounts in thousands)
Year	Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2016	$3,842	$—	$3,842	0.1%	4.69%	4.69%
2017	605,397	456	605,853	7.1%	6.19%	6.18%
2018	83,695	97,660	181,355	2.1%	5.57%	3.58%
2019	807,680	482,811	1,290,491	15.2%	5.47%	3.86%
2020	1,679,590	809	1,680,399	19.8%	5.49%	5.49%
2021	946,257	856	947,113	11.1%	4.63%	4.63%
2022	266,447	905	267,352	3.2%	3.27%	3.26%
2023	1,327,965	956	1,328,921	15.6%	3.74%	3.74%
2024	2,498	1,010	3,508	0.0%	4.97%	3.67%
2025	452,625	1,069	453,694	5.3%	3.38%	3.38%
2026+	1,271,816	582,898	1,854,714	21.8%	4.76%	3.41%
Deferred Financing Costs	(31,712)	(9,645)	(41,357)	(0.5%)	N/A	N/A
Premium/(Discount)	(7,531)	(57,360)	(64,891)	(0.8%)	N/A	N/A
Total	$7,408,569	$1,102,425	$8,510,994	100.0%	4.79%	4.26%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of June 30, 2016.
The following table provides a summary of the Company’s unsecured debt as of June 30, 2016:

Unsecured Debt Summary as of June 30, 2016
(Amounts in thousands)

	Interest Rate	Due Date	Amount
Fixed Rate Notes:
	5.750%	06/15/17	$394,077
	7.125%	10/15/17	103,898
	4.750%	07/15/20	600,000
	4.625%	12/15/21	750,000
	3.000%	04/15/23	500,000
	3.375%	06/01/25	450,000
	7.570%	08/15/26	92,025
	4.500%	07/01/44	750,000
	4.500%	06/01/45	300,000
Deferred Financing Costs and Unamortized (Discount)			(37,122)
			3,902,878
Floating Rate Notes:
	(1)	07/01/19	450,000
Fair Value Derivative Adjustments	(1)	07/01/19	12,045
Deferred Financing Costs and Unamortized (Discount)			(1,928)
			460,117

Line of Credit and Commercial Paper:
Revolving Credit Facility (2) (3)	LIBOR+0.95%	04/01/18	—
Commercial Paper Program (2) (4)			—
			—

Total Unsecured Debt			$4,362,995

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)	Facility/program is private. All other unsecured debt is public.

(3)
The interest rate on advances under the $2.5 billion revolving credit facility maturing April 1, 2018 will generally be LIBOR plus a spread (currently 0.95%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of June 30, 2016, there was approximately $2.48 billion available on this facility (net of $24.6 million which was restricted/dedicated to support letters of credit).

(4)
The Company may borrow up to a maximum of $500.0 million on the commercial paper program subject to market conditions. The notes bear interest at various floating rates with a weighted average of 0.96% for the six months ended June 30, 2016. No amounts were outstanding at June 30, 2016.

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC on June 28, 2016 and expires on June 28, 2019. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2016 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of June 30, 2016
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,147,999	48.7%
Unsecured Debt			4,362,995	51.3%
Total Debt			8,510,994	100.0%	24.5%
Common Shares (includes Restricted Shares)	365,550,636	96.1%
Units (includes OP Units and Restricted Units)	14,706,597	3.9%
Total Shares and Units	380,257,233	100.0%
Common Share Price at June 30, 2016	$68.88
			26,192,118	99.9%
Perpetual Preferred Equity (see below)			37,280	0.1%
Total Equity			26,229,398	100.0%	75.5%
Total Market Capitalization			$34,740,392		100.0%

Equity Residential
Perpetual Preferred Equity as of June 30, 2016
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount
Preferred Shares:
8.29% Series K	12/10/26	745,600	$37,280	$4.145	$3,091
Total Perpetual Preferred Equity		745,600	$37,280		$3,091

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of June 30, 2016 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of June 30, 2016
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,147,999	48.7%
Unsecured Debt		4,362,995	51.3%
Total Debt		8,510,994	100.0%	24.5%
Total outstanding Units	380,257,233
Common Share Price at June 30, 2016	$68.88
		26,192,118	99.9%
Perpetual Preference Units (see below)		37,280	0.1%
Total Equity		26,229,398	100.0%	75.5%
Total Market Capitalization		$34,740,392		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of June 30, 2016
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount
Preference Units:
8.29% Series K	12/10/26	745,600	$37,280	$4.145	$3,091
Total Perpetual Preference Units		745,600	$37,280		$3,091
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

The Company also expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes, line of credit and commercial paper program. Of the $25.2 billion in investment in real estate on the Company’s balance sheet at June 30, 2016, $18.6 billion or 73.6% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

ERPOP's long-term senior debt ratings and short-term commercial paper ratings as well as EQR's long-term preferred equity ratings as of July 29, 2016 are as follows:

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
On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million on this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. As of July 29, 2016, no amounts were outstanding on the commercial paper program.

As of July 29, 2016, the amount available on the revolving credit facility was $2.48 billion (net of $24.6 million which was restricted/dedicated to support letters of credit). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to June 30, 2016.

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
For the six months ended June 30, 2016, our actual improvements to real estate totaled approximately $74.5 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Six Months Ended June 30, 2016

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements (3)	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (4)	72,494	$33,251	$459	$31,631	$436	$64,882	$895
Non-Same Store Properties (5)	5,683	2,616	621	4,604	1,092	7,220	1,713
Other (6)	—	1,689		659		2,348
Total	78,177	$37,556		$36,894		$74,450

(1)	Total Apartment Units – Excludes 1,281 unconsolidated apartment units for which capital expenditures to real estate are self-funded and do not consolidate into the Company's results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $20.7 million spent during the six months ended June 30, 2016 on apartment unit renovations/rehabs (primarily kitchens and baths) on 1,806 same store apartment units (equating to approximately $11,400 per apartment unit rehabbed) designed to reposition these assets for higher rental levels in their respective markets.

(3)
Building Improvements – Includes roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)	Same Store Properties – Primarily includes all properties acquired or completed that are stabilized prior to January 1, 2015, less properties subsequently sold.

(5)
Non-Same Store Properties – Primarily includes all properties acquired during 2015 and 2016, plus any properties in lease-up and not stabilized as of January 1, 2015. Per apartment unit amounts are based on a weighted average of 4,214 apartment units.

(6)	Other – Primarily includes expenditures for properties sold and properties under development.

Based on the approximately 70,000 apartment units expected to be included in same store properties by December 31, 2016, the Company estimates that it will spend approximately $2,300 per apartment unit of capital expenditures, inclusive of apartment unit renovation/rehab costs, or $1,600 per apartment unit excluding apartment unit renovation/rehab costs during 2016. In 2016, the Company expects to spend approximately $50.0 million for all unit renovation/rehab costs (primarily on same store properties and primarily on kitchens and baths) at a weighted average cost of $11,000 per apartment unit rehabbed. These anticipated amounts represent a relatively constant amount as a percentage of rental revenues, an increase in the cost per unit over 2015, but a decline in the absolute dollar amounts, which is primarily driven by the Company's more valuable urban apartment footprint. We will continue to create value from our properties by doing those rehabs that meet our investment parameters. The above assumptions are based on current expectations and are forward-looking.

During the six months ended June 30, 2016, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $3.3 million. The Company expects to fund approximately $0.8 million in total non-real estate capital additions for the remainder of 2016. The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2016.

Other

Total distributions paid in July 2016 amounted to $191.4 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the second quarter ended June 30, 2016.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has various unconsolidated interests in certain joint ventures. The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its consolidated operating and/or other activities.

Operating Properties

The Company has a 75% equity interest in the Wisconsin Place joint venture. The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities. The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components. The joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility. At June 30, 2016, the basis of this investment was $48.1 million. The joint venture, as a limited partner, does not have substantive kick-out or participating rights in the entity. As a result, the entity qualifies as a VIE. The joint venture does not have a controlling financial interest in the VIE and is not the VIE's primary beneficiary. The joint venture does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company had a 20% equity interest in the Waterton Tenside joint venture which owned a 336 unit apartment property located in Atlanta, Georgia and had a basis of $3.8 million at June 30, 2016. The partner was the managing member and its predecessor by merger developed the project. The project was encumbered by a non-recourse mortgage loan that had an outstanding balance of $29.1 million, bore interest at 3.66% and would have matured December 1, 2018. The Company, as the limited partner, did not have substantive kick-out or participating rights. As a result, the entity qualified as a VIE. The Company did not have a controlling financial interest in the VIE and was not the VIE's primary beneficiary. The Company did not have the power to direct the activities of the VIE that most significantly impacted the VIE's economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity was unconsolidated and recorded using the equity method of accounting. On July 14, 2016, the Company and its joint venture partner sold this property to an unaffiliated party. See Note 14 in the Notes to Consolidated Financial Statements for further discussion.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures. The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and the Company's interest had a basis of $4.7 million at June 30, 2016. The Domain joint venture owns a 444 unit apartment property located in San Jose, California and the Company's interest had a basis of $9.8 million at June 30, 2016. Nexus Sawgrass and Domain were completed and stabilized during the quarters ended September 30, 2014 and March 31, 2015, respectively. Construction on both properties was predominantly funded with long-term, non-recourse secured loans from the partner. The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021. The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the properties and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing operations. As a result, the entities do not qualify as VIEs. The Company alone does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance and as a result, the entities are unconsolidated and recorded using the equity method of accounting. The Company currently has no further funding obligations related to these properties.

Other

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company and AVB entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by AVB. The Company's initial investment was $147.6 million and the Company's basis at June 30, 2016 was a net obligation of $0.5 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Residual JV that most significantly impact the Residual JV's economic performance and as a result, the Residual JV is unconsolidated and recorded using the equity method of accounting. The Residual JV has sold all of the real estate assets that were acquired as part of the acquisition of Archstone, including all of the German assets, and is in the process of winding down all remaining activities.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company and AVB entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. At June 30, 2016, the remaining preferred interests had an aggregate liquidation value of $42.1 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by AVB. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and AVB. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Legacy JV that most significantly impact the Legacy JV's economic performance and as a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

As of June 30, 2016, the Company has eight wholly owned projects totaling 2,850 apartment units in various stages of development with estimated completion dates ranging through December 31, 2018, as well as other completed development projects that are in various stages of lease up or are stabilized. See also Note 12 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company's development projects.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.

As a result of the significant debt extinguishments which were completed in the first half of 2016 using proceeds from the Starwood Transaction and other 2016 dispositions, the Company’s contractual obligations for the next five years and thereafter have changed materially from the amounts and disclosures included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 and are summarized below as of June 30, 2016:

Payments Due by Year (in thousands)
Contractual Obligations	Remaining 2016	2017	2018	2019	2020	2021	Thereafter	Total
Debt:
Principal (a)	$3,842	$605,853	$181,355	$1,290,491	$1,680,399	$947,113	$3,801,941	$8,510,994
Interest (b)	183,277	350,578	318,138	266,079	207,415	173,948	1,401,772	2,901,207
Operating Leases:
Minimum Rent Payments (c)	7,904	15,748	15,740	15,594	15,185	14,943	825,162	910,276
Other Long-Term Liabilities:
Deferred Compensation (d)	525	1,387	1,722	1,128	1,079	1,079	4,383	11,303
Total	$195,548	$973,566	$516,955	$1,573,292	$1,904,078	$1,137,083	$6,033,258	$12,333,780

(a)	Amounts include aggregate principal payments only.

(b)
Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at June 30, 2016 and inclusive of capitalized interest. For floating rate debt, the current rate in effect for the most recent payment through June 30, 2016 is assumed to be in effect through the respective maturity date of each instrument.

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

During the six months ended June 30, 2016 and 2015, the Company capitalized $10.2 million and $11.7 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2016 and 2015:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2016	2015	2016	2015
Net income	$3,960,231	$488,842	$228,400	$298,618
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,545)	(1,487)	(781)	(844)
Preferred/preference distributions	(1,545)	(1,724)	(772)	(833)
Premium on redemption of Preferred Shares/Preference Units	—	(2,789)	—	—
Net income available to Common Shares and Units / Units	3,957,141	482,842	226,847	296,941

Adjustments:
Depreciation	349,012	388,803	176,127	194,282
Depreciation – Non-real estate additions	(2,635)	(2,524)	(1,227)	(1,263)
Depreciation – Partially Owned Properties	(1,943)	(2,162)	(949)	(1,083)
Depreciation – Unconsolidated Properties	2,467	2,457	1,234	1,229
Net (gain) on sales of real estate properties	(3,780,835)	(228,753)	(57,356)	(148,802)
Discontinued operations:
Net (gain) on sales of discontinued operations	(15)	—	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	523,192	640,663	344,676	341,304
Adjustments:
Asset impairment and valuation allowances	—	—	—	—
Property acquisition costs and write-off of pursuit costs	4,259	(14,890)	1,175	(10,065)
Debt extinguishment (gains) losses, including prepayment penalties, preferred
share/preference unit redemptions and non-cash convertible debt discounts	120,164	1,469	67	(4)
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(66,878)	(800)	(54,600)	(2,458)
Other miscellaneous items	(897)	(2,179)	(959)	(3,516)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$579,840	$624,263	$290,359	$325,261

FFO (1) (3)	$524,737	$645,176	$345,448	$342,137
Preferred/preference distributions	(1,545)	(1,724)	(772)	(833)
Premium on redemption of Preferred Shares/Preference Units	—	(2,789)	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$523,192	$640,663	$344,676	$341,304

Normalized FFO (2) (3)	$581,385	$625,987	$291,131	$326,094
Preferred/preference distributions	(1,545)	(1,724)	(772)	(833)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$579,840	$624,263	$290,359	$325,261

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

(2)	Normalized funds from operations (“Normalized FFO”) begins with FFO and excludes:

•	the impact of any expenses relating to non-operating asset impairment and valuation allowances;

•	property acquisition and other transaction costs related to mergers and acquisitions and pursuit cost write-offs;

•
gains and losses from early debt extinguishment, including prepayment penalties, preferred share/preference unit redemptions and the cost related to the implied option value of non-cash convertible debt discounts;

•	gains and losses on the sales of non-operating assets, including gains and losses from land parcel sales, net of the effect of income tax benefits or expenses; and

•	other miscellaneous items.

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

As a result of the significant debt extinguishments which were completed in the first half of 2016 using proceeds from the Starwood Transaction and other 2016 dispositions, certain of the Company’s and the Operating Partnership's market risks have changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 and have been updated in the following paragraphs.

Market risks relating to the Company’s financial instruments result primarily from changes in short-term LIBOR interest rates and changes in the Securities Industry and Financial Markets Association ("SIFMA") index for tax-exempt debt. The Company also has foreign exchange exposure related to undistributed cash remaining after the sale of its interests in German residential real estate that were acquired as part of the acquisition of Archstone but the Company estimates this exposure is now less than $3.0 million.

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

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion and $4.8 billion, respectively, at June 30, 2016.

At June 30, 2016, the Company had total outstanding floating rate debt of approximately $1.1 billion, or 12.9% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 10 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $1.1 million. If market rates of interest on all of the floating rate debt permanently decreased by 10 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $1.1 million.

At June 30, 2016, the Company had total outstanding fixed rate debt of approximately $7.4 billion, or 87.1% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 50 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $6.8 billion. If market rates of interest permanently decreased by 50 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $8.3 billion.

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

Item 4.    Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of June 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of June 30, 2016, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the second quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland. The suit alleges that the Company designed and built many of its properties in violation of the accessibility requirements of the Fair Housing Act (“FHA”) and Americans With Disabilities Act (“ADA”). The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees. On March 31, 2016, the Court found that certain features at seven of the Company’s properties do not satisfy the accessibility requirements of the FHA. It is unclear at this time how the Court’s finding will affect unresolved liability issues relating to other properties that are encompassed by the lawsuit or potential remedies to the extent violations exist. The Company will continue to defend the suit vigorously, and due to the uncertainty of the many critical factual and legal issues, it is not possible to determine or predict the outcome of the suit or a possible loss or a range of loss, and no amounts have been accrued at June 30, 2016. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.
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

(a) Unregistered Common Shares Issued in the Quarter Ended June 30, 2016 - Equity Residential

During the quarter ended June 30, 2016, EQR issued 4,263 Common Shares in exchange for 4,263 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits – See the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	August 4, 2016	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2016	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	August 4, 2016	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2016	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location

10.1	Fifth Amendment to 2011 Share Incentive Plan.	Attached herein.

10.2
Distribution Agreement, dated June 29, 2016, among Equity Residential, ERP Operating Limited Partnership, J.P. Morgan Securities LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Mellon Capital Markets, LLC, Morgan Stanley & Co. LLC, Mitsubishi UFJ Securities (USA), Inc., Scotia Capital (USA) Inc. and UBS Securities LLC.
Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on June 29, 2016.

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
Attached herein.

101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.