Form 10-Q
period 2016-09-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2016-11-02
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended SEPTEMBER 30, 2016

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
The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 28, 2016 was 365,662,885.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2016 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of September 30, 2016 owned an approximate 96.2% ownership interest in, ERPOP. The remaining 3.8% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.

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

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$5,874,647	$5,864,046
Depreciable property	18,610,446	18,037,087
Projects under development	761,068	1,122,376
Land held for development	115,082	158,843
Investment in real estate	25,361,243	25,182,352
Accumulated depreciation	(5,255,965)	(4,905,406)
Investment in real estate, net	20,105,278	20,276,946
Real estate held for sale	—	2,181,135
Cash and cash equivalents	517,586	42,276
Investments in unconsolidated entities	60,911	68,101
Deposits – restricted	129,569	55,893
Escrow deposits – mortgage	62,994	56,946
Other assets	421,406	428,899
Total assets	$21,297,744	$23,110,196

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$4,138,301	$4,685,134
Notes, net	4,360,486	5,848,956
Line of credit and commercial paper	—	387,276
Accounts payable and accrued expenses	199,795	187,124
Accrued interest payable	69,441	85,221
Other liabilities	353,605	366,387
Security deposits	64,060	77,582
Distributions payable	1,331,363	209,378
Total liabilities	10,517,051	11,847,058

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	441,892	566,783
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of September 30, 2016 and December 31, 2015	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 365,657,065 shares issued and outstanding as of September 30, 2016 and 364,755,444 shares issued and outstanding as of December 31, 2015	3,657	3,648
Paid in capital	8,741,846	8,572,365
Retained earnings	1,451,452	2,009,091
Accumulated other comprehensive (loss)	(118,730)	(152,016)
Total shareholders’ equity	10,115,505	10,470,368
Noncontrolling Interests:
Operating Partnership	219,102	221,379
Partially Owned Properties	4,194	4,608
Total Noncontrolling Interests	223,296	225,987
Total equity	10,338,801	10,696,355
Total liabilities and equity	$21,297,744	$23,110,196

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2016	2015	2016	2015
REVENUES
Rental income	$1,816,960	$2,035,359	$605,856	$694,245
Fee and asset management	3,351	6,413	218	2,044
Total revenues	1,820,311	2,041,772	606,074	696,289

EXPENSES
Property and maintenance	309,688	364,948	104,216	122,383
Real estate taxes and insurance	238,954	254,513	81,343	84,962
Property management	64,003	64,651	19,517	20,094
General and administrative	47,408	50,618	12,395	15,197
Depreciation	528,242	584,862	179,230	196,059
Total expenses	1,188,295	1,319,592	396,701	438,695

Operating income	632,016	722,180	209,373	257,594

Interest and other income	65,092	6,906	5,509	256
Other expenses	(14,480)	(2,839)	(10,420)	(1,139)
Interest:
Expense incurred, net	(386,316)	(333,946)	(86,352)	(114,298)
Amortization of deferred financing costs	(10,000)	(7,734)	(2,261)	(2,607)
Income before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	286,312	384,567	115,849	139,806
Income and other tax (expense) benefit	(1,189)	(698)	(426)	(329)
Income (loss) from investments in unconsolidated entities	5,846	14,388	7,750	(1,041)
Net gain on sales of real estate properties	3,870,871	295,692	90,036	66,939
Net gain (loss) on sales of land parcels	15,759	(1)	4,037	—
Income from continuing operations	4,177,599	693,948	217,246	205,375
Discontinued operations, net	124	350	246	81
Net income	4,177,723	694,298	217,492	205,456
Net (income) attributable to Noncontrolling Interests:
Operating Partnership	(160,442)	(26,191)	(8,353)	(7,778)
Partially Owned Properties	(2,368)	(2,473)	(823)	(986)
Net income attributable to controlling interests	4,014,913	665,634	208,316	196,692
Preferred distributions	(2,318)	(2,557)	(773)	(833)
Premium on redemption of Preferred Shares	—	(2,789)	—	—
Net income available to Common Shares	$4,012,595	$660,288	$207,543	$195,859

Earnings per share – basic:
Income from continuing operations available to Common Shares	$11.00	$1.82	$0.57	$0.54
Net income available to Common Shares	$11.00	$1.82	$0.57	$0.54
Weighted average Common Shares outstanding	364,917	363,386	365,109	363,579

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$10.92	$1.80	$0.56	$0.53
Net income available to Common Shares	$10.92	$1.80	$0.56	$0.53
Weighted average Common Shares outstanding	382,284	380,423	382,373	380,663

Distributions declared per Common Share outstanding	$12.51125	$1.6575	$3.50375	$0.5525

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per share data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2016	2015	2016	2015
Comprehensive income:
Net income	$4,177,723	$694,298	$217,492	$205,456
Other comprehensive income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the period	(4,240)	1,796	227	1,908
Losses reclassified into earnings from other comprehensive income	37,262	13,647	4,340	4,736
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the period	264	(311)	214	191
Other comprehensive income	33,286	15,132	4,781	6,835
Comprehensive income	4,211,009	709,430	222,273	212,291
Comprehensive (income) attributable to Noncontrolling Interests	(164,096)	(29,244)	(9,362)	(9,025)
Comprehensive income attributable to controlling interests	$4,046,913	$680,186	$212,911	$203,266

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,177,723	$694,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	528,242	584,862
Amortization of deferred financing costs	10,000	7,734
Amortization of above/below market leases	2,566	2,534
Amortization of discounts and premiums on debt	(18,328)	(7,718)
Amortization of deferred settlements on derivative instruments	37,187	13,483
Write-off of pursuit costs	3,379	2,322
(Income) from investments in unconsolidated entities	(5,846)	(14,388)
Distributions from unconsolidated entities – return on capital	2,165	3,564
Net (gain) on sales of investment securities and other investments	(58,416)	(387)
Net (gain) on sales of real estate properties	(3,870,871)	(295,692)
Net (gain) loss on sales of land parcels	(15,759)	1
Net (gain) on sales of discontinued operations	(43)	—
Realized/unrealized loss on derivative instruments	—	3,055
Compensation paid with Company Common Shares	25,540	29,269
Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	9,992	(1,268)
Decrease in mortgage deposits	222	756
Decrease (increase) in other assets	4,248	(25,428)
Increase in accounts payable and accrued expenses	41,371	63,385
(Decrease) in accrued interest payable	(15,780)	(3,457)
(Decrease) increase in other liabilities	(24,749)	5,120
(Decrease) increase in security deposits	(13,522)	1,301
Net cash provided by operating activities	819,321	1,063,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(205,881)	(159,575)
Investment in real estate – development/other	(454,502)	(485,758)
Capital expenditures to real estate	(124,551)	(134,438)
Non-real estate capital additions	(4,467)	(2,384)
Interest capitalized for real estate under development	(41,658)	(45,850)
Proceeds from disposition of real estate, net	6,584,126	457,499
Investments in unconsolidated entities	(3,826)	(22,998)
Distributions from unconsolidated entities – return of capital	13,798	45,245
Proceeds from sale of investment securities and other investments	72,815	387
(Increase) in deposits on real estate acquisitions and investments, net	(83,668)	(62,433)
(Increase) in mortgage deposits	(21)	(407)
Net cash provided by (used for) investing activities	5,752,165	(410,712)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(507)	$(6,355)
Mortgage deposits	(6,249)	(6,335)
Mortgage notes payable, net:
Lump sum payoffs	(565,084)	(177,564)
Scheduled principal repayments	(6,644)	(7,161)
Notes, net:
Proceeds	—	746,391
Lump sum payoffs	(1,500,000)	(300,000)
Line of credit and commercial paper:
Line of credit proceeds	246,000	3,569,000
Line of credit repayments	(246,000)	(3,902,000)
Commercial paper proceeds	1,324,784	2,491,848
Commercial paper repayments	(1,712,472)	(2,462,500)
(Payments on) settlement of derivative instruments	—	(13,938)
Proceeds from Employee Share Purchase Plan (ESPP)	2,778	3,376
Proceeds from exercise of options	26,939	37,047
Redemption of Preferred Shares	—	(9,820)
Premium on redemption of Preferred Shares	—	(2,789)
Payment of offering costs	(304)	(69)
Other financing activities, net	(33)	(33)
Contributions – Noncontrolling Interests – Operating Partnership	1	3
Distributions:
Common Shares	(3,490,838)	(583,568)
Preferred Shares	(2,318)	(2,557)
Noncontrolling Interests – Operating Partnership	(137,641)	(22,968)
Noncontrolling Interests – Partially Owned Properties	(28,588)	(5,356)
Net cash (used for) financing activities	(6,096,176)	(655,348)
Net increase (decrease) in cash and cash equivalents	475,310	(2,714)
Cash and cash equivalents, beginning of period	42,276	40,080
Cash and cash equivalents, end of period	$517,586	$37,366

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$383,374	$328,400
Net cash paid for income and other taxes	$1,333	$1,052
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$43,400	$—
Amortization of deferred financing costs:
Other assets	$2,291	$2,291
Mortgage notes payable, net	$3,320	$2,368
Notes, net	$4,389	$3,075
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$(21,318)	$(10,261)
Notes, net	$2,578	$1,895
Line of credit and commercial paper	$412	$648
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(75)	$(164)
Accumulated other comprehensive income	$37,262	$13,647
Write-off of pursuit costs:
Investment in real estate, net	$2,876	$1,929
Deposits – restricted	$—	$330
Other assets	$399	$63
Accounts payable and accrued expenses	$104	$—
(Income) from investments in unconsolidated entities:
Investments in unconsolidated entities	$(6,999)	$(16,309)
Other liabilities	$1,153	$1,921
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$2,165	$3,462
Other liabilities	$—	$102
Realized/unrealized loss on derivative instruments:
Other assets	$(4,563)	$(9,677)
Notes, net	$4,563	$8,162
Other liabilities	$4,240	$2,774
Accumulated other comprehensive income	$(4,240)	$1,796
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(1,726)	$(1,383)
Other liabilities	$(2,100)	$(21,615)
Distributions from unconsolidated entities - return of capital:
Investments in unconsolidated entities	$14,014	$45,245
Other assets	$(216)	$—
Debt financing costs:
Mortgage notes payable, net	$(507)	$—
Notes, net	$—	$(6,355)
Other:
Foreign currency translation adjustments	$(264)	$311

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2016
SHAREHOLDERS’ EQUITY

PREFERRED SHARES
Balance, beginning of year	$37,280
Balance, end of period	$37,280

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,648
Conversion of OP Units into Common Shares	1
Exercise of share options	6
Share-based employee compensation expense:
Restricted shares	2
Balance, end of period	$3,657

PAID IN CAPITAL
Balance, beginning of year	$8,572,365
Common Share Issuance:
Conversion of OP Units into Common Shares	3,679
Exercise of share options	26,933
Employee Share Purchase Plan (ESPP)	2,778
Share-based employee compensation expense:
Restricted shares	12,331
Share options	3,084
ESPP discount	490
Offering costs	(304)
Supplemental Executive Retirement Plan (SERP)	748
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	113,308
Adjustment for Noncontrolling Interests ownership in Operating Partnership	6,434
Balance, end of period	$8,741,846

RETAINED EARNINGS
Balance, beginning of year	$2,009,091
Net income attributable to controlling interests	4,014,913
Common Share distributions	(4,570,234)
Preferred Share distributions	(2,318)
Balance, end of period	$1,451,452

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(152,016)
Accumulated other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) arising during the period	(4,240)
Losses reclassified into earnings from other comprehensive income	37,262
Accumulated other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	264
Balance, end of period	$(118,730)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2016
NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$221,379
Issuance of restricted units to Noncontrolling Interests	1
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(3,680)
Equity compensation associated with Noncontrolling Interests	16,041
Net income attributable to Noncontrolling Interests	160,442
Distributions to Noncontrolling Interests	(180,230)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	11,583
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(6,434)
Balance, end of period	$219,102

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,608
Net income attributable to Noncontrolling Interests	2,368
Distributions to Noncontrolling Interests	(28,621)
Other	25,839
Balance, end of period	$4,194

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)
(Unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$5,874,647	$5,864,046
Depreciable property	18,610,446	18,037,087
Projects under development	761,068	1,122,376
Land held for development	115,082	158,843
Investment in real estate	25,361,243	25,182,352
Accumulated depreciation	(5,255,965)	(4,905,406)
Investment in real estate, net	20,105,278	20,276,946
Real estate held for sale	—	2,181,135
Cash and cash equivalents	517,586	42,276
Investments in unconsolidated entities	60,911	68,101
Deposits – restricted	129,569	55,893
Escrow deposits – mortgage	62,994	56,946
Other assets	421,406	428,899
Total assets	$21,297,744	$23,110,196

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$4,138,301	$4,685,134
Notes, net	4,360,486	5,848,956
Line of credit and commercial paper	—	387,276
Accounts payable and accrued expenses	199,795	187,124
Accrued interest payable	69,441	85,221
Other liabilities	353,605	366,387
Security deposits	64,060	77,582
Distributions payable	1,331,363	209,378
Total liabilities	10,517,051	11,847,058

Commitments and contingencies

Redeemable Limited Partners	441,892	566,783
Capital:
Partners' Capital:
Preference Units	37,280	37,280
General Partner	10,196,955	10,585,104
Limited Partners	219,102	221,379
Accumulated other comprehensive (loss)	(118,730)	(152,016)
Total partners' capital	10,334,607	10,691,747
Noncontrolling Interests – Partially Owned Properties	4,194	4,608
Total capital	10,338,801	10,696,355
Total liabilities and capital	$21,297,744	$23,110,196

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per Unit data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2016	2015	2016	2015
Revenues
Rental income	$1,816,960	$2,035,359	$605,856	$694,245
Fee and asset management	3,351	6,413	218	2,044
Total revenues	1,820,311	2,041,772	606,074	696,289

Expenses
Property and maintenance	309,688	364,948	104,216	122,383
Real estate taxes and insurance	238,954	254,513	81,343	84,962
Property management	64,003	64,651	19,517	20,094
General and administrative	47,408	50,618	12,395	15,197
Depreciation	528,242	584,862	179,230	196,059
Total expenses	1,188,295	1,319,592	396,701	438,695

Operating income	632,016	722,180	209,373	257,594

Interest and other income	65,092	6,906	5,509	256
Other expenses	(14,480)	(2,839)	(10,420)	(1,139)
Interest:
Expense incurred, net	(386,316)	(333,946)	(86,352)	(114,298)
Amortization of deferred financing costs	(10,000)	(7,734)	(2,261)	(2,607)
Income before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	286,312	384,567	115,849	139,806
Income and other tax (expense) benefit	(1,189)	(698)	(426)	(329)
Income (loss) from investments in unconsolidated entities	5,846	14,388	7,750	(1,041)
Net gain on sales of real estate properties	3,870,871	295,692	90,036	66,939
New gain (loss) on sales of land parcels	15,759	(1)	4,037	—
Income from continuing operations	4,177,599	693,948	217,246	205,375
Discontinued operations, net	124	350	246	81
Net income	4,177,723	694,298	217,492	205,456
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,368)	(2,473)	(823)	(986)
Net income attributable to controlling interests	$4,175,355	$691,825	$216,669	$204,470

ALLOCATION OF NET INCOME:
Preference Units	$2,318	$2,557	$773	$833
Premium on redemption of Preference Units	$—	$2,789	$—	$—

General Partner	$4,012,595	$660,288	$207,543	$195,859
Limited Partners	160,442	26,191	8,353	7,778
Net income available to Units	$4,173,037	$686,479	$215,896	$203,637

Earnings per Unit – basic:
Income from continuing operations available to Units	$11.00	$1.82	$0.57	$0.54
Net income available to Units	$11.00	$1.82	$0.57	$0.54
Weighted average Units outstanding	378,745	376,970	379,008	377,147

Earnings per Unit – diluted:
Income from continuing operations available to Units	$10.92	$1.80	$0.56	$0.53
Net income available to Units	$10.92	$1.80	$0.56	$0.53
Weighted average Units outstanding	382,284	380,423	382,373	380,663

Distributions declared per Unit outstanding	$12.51125	$1.6575	$3.50375	$0.5525

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per Unit data)
(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2016	2015	2016	2015
Comprehensive income:
Net income	$4,177,723	$694,298	$217,492	$205,456
Other comprehensive income:
Other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) gains arising during the period	(4,240)	1,796	227	1,908
Losses reclassified into earnings from other comprehensive income	37,262	13,647	4,340	4,736
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the period	264	(311)	214	191
Other comprehensive income	33,286	15,132	4,781	6,835
Comprehensive income	4,211,009	709,430	222,273	212,291
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,368)	(2,473)	(823)	(986)
Comprehensive income attributable to controlling interests	$4,208,641	$706,957	$221,450	$211,305

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,177,723	$694,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	528,242	584,862
Amortization of deferred financing costs	10,000	7,734
Amortization of above/below market leases	2,566	2,534
Amortization of discounts and premiums on debt	(18,328)	(7,718)
Amortization of deferred settlements on derivative instruments	37,187	13,483
Write-off of pursuit costs	3,379	2,322
(Income) from investments in unconsolidated entities	(5,846)	(14,388)
Distributions from unconsolidated entities – return on capital	2,165	3,564
Net (gain) on sales of investment securities and other investments	(58,416)	(387)
Net (gain) on sales of real estate properties	(3,870,871)	(295,692)
Net (gain) loss on sales of land parcels	(15,759)	1
Net (gain) on sales of discontinued operations	(43)	—
Realized/unrealized loss on derivative instruments	—	3,055
Compensation paid with Company Common Shares	25,540	29,269
Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	9,992	(1,268)
Decrease in mortgage deposits	222	756
Decrease (increase) in other assets	4,248	(25,428)
Increase in accounts payable and accrued expenses	41,371	63,385
(Decrease) in accrued interest payable	(15,780)	(3,457)
(Decrease) increase in other liabilities	(24,749)	5,120
(Decrease) increase in security deposits	(13,522)	1,301
Net cash provided by operating activities	819,321	1,063,346

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(205,881)	(159,575)
Investment in real estate – development/other	(454,502)	(485,758)
Capital expenditures to real estate	(124,551)	(134,438)
Non-real estate capital additions	(4,467)	(2,384)
Interest capitalized for real estate under development	(41,658)	(45,850)
Proceeds from disposition of real estate, net	6,584,126	457,499
Investments in unconsolidated entities	(3,826)	(22,998)
Distributions from unconsolidated entities – return of capital	13,798	45,245
Proceeds from sale of investment securities and other investments	72,815	387
(Increase) in deposits on real estate acquisitions and investments, net	(83,668)	(62,433)
(Increase) in mortgage deposits	(21)	(407)
Net cash provided by (used for) investing activities	5,752,165	(410,712)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(507)	$(6,355)
Mortgage deposits	(6,249)	(6,335)
Mortgage notes payable, net:
Lump sum payoffs	(565,084)	(177,564)
Scheduled principal repayments	(6,644)	(7,161)
Notes, net:
Proceeds	—	746,391
Lump sum payoffs	(1,500,000)	(300,000)
Line of credit and commercial paper:
Line of credit proceeds	246,000	3,569,000
Line of credit repayments	(246,000)	(3,902,000)
Commercial paper proceeds	1,324,784	2,491,848
Commercial paper repayments	(1,712,472)	(2,462,500)
(Payments on) settlement of derivative instruments	—	(13,938)
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	2,778	3,376
Proceeds from exercise of EQR options	26,939	37,047
Redemption of Preference Units	—	(9,820)
Premium on redemption of Preference Units	—	(2,789)
Payment of offering costs	(304)	(69)
Other financing activities, net	(33)	(33)
Contributions – Limited Partners	1	3
Distributions:
OP Units – General Partner	(3,490,838)	(583,568)
Preference Units	(2,318)	(2,557)
OP Units – Limited Partners	(137,641)	(22,968)
Noncontrolling Interests – Partially Owned Properties	(28,588)	(5,356)
Net cash (used for) financing activities	(6,096,176)	(655,348)
Net increase (decrease) in cash and cash equivalents	475,310	(2,714)
Cash and cash equivalents, beginning of period	42,276	40,080
Cash and cash equivalents, end of period	$517,586	$37,366

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$383,374	$328,400
Net cash paid for income and other taxes	$1,333	$1,052
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$43,400	$—
Amortization of deferred financing costs:
Other assets	$2,291	$2,291
Mortgage notes payable, net	$3,320	$2,368
Notes, net	$4,389	$3,075
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$(21,318)	$(10,261)
Notes, net	$2,578	$1,895
Line of credit and commercial paper	$412	$648
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(75)	$(164)
Accumulated other comprehensive income	$37,262	$13,647
Write-off of pursuit costs:
Investment in real estate, net	$2,876	$1,929
Deposits – restricted	$—	$330
Other assets	$399	$63
Accounts payable and accrued expenses	$104	$—
(Income) from investments in unconsolidated entities:
Investments in unconsolidated entities	$(6,999)	$(16,309)
Other liabilities	$1,153	$1,921
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$2,165	$3,462
Other liabilities	$—	$102
Realized/unrealized loss on derivative instruments:
Other assets	$(4,563)	$(9,677)
Notes, net	$4,563	$8,162
Other liabilities	$4,240	$2,774
Accumulated other comprehensive income	$(4,240)	$1,796
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(1,726)	$(1,383)
Other liabilities	$(2,100)	$(21,615)
Distributions from unconsolidated entities - return of capital:
Investments in unconsolidated entities	$14,014	$45,245
Other assets	$(216)	$—
Debt financing costs:
Mortgage notes payable, net	$(507)	$—
Notes, net	$—	$(6,355)
Other:
Foreign currency translation adjustments	$(264)	$311

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2016
PARTNERS' CAPITAL

PREFERENCE UNITS
Balance, beginning of year	$37,280
Balance, end of period	$37,280

GENERAL PARTNER
Balance, beginning of year	$10,585,104
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	3,680
Exercise of EQR share options	26,939
EQR's Employee Share Purchase Plan (ESPP)	2,778
Share-based employee compensation expense:
EQR restricted shares	12,333
EQR share options	3,084
EQR ESPP discount	490
Offering costs	(304)
Net income available to Units – General Partner	4,012,595
OP Units – General Partner distributions	(4,570,234)
Supplemental Executive Retirement Plan (SERP)	748
Change in market value of Redeemable Limited Partners	113,308
Adjustment for Limited Partners ownership in Operating Partnership	6,434
Balance, end of period	$10,196,955

LIMITED PARTNERS
Balance, beginning of year	$221,379
Issuance of restricted units to Limited Partners	1
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(3,680)
Equity compensation associated with Units – Limited Partners	16,041
Net income available to Units – Limited Partners	160,442
Units – Limited Partners distributions	(180,230)
Change in carrying value of Redeemable Limited Partners	11,583
Adjustment for Limited Partners ownership in Operating Partnership	(6,434)
Balance, end of period	$219,102

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(152,016)
Accumulated other comprehensive (loss) income – derivative instruments:
Unrealized holding (losses) arising during the period	(4,240)
Losses reclassified into earnings from other comprehensive income	37,262
Accumulated other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	264
Balance, end of period	$(118,730)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)
(Unaudited)

Nine Months Ended
September 30, 2016
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,608
Net income attributable to Noncontrolling Interests	2,368
Distributions to Noncontrolling Interests	(28,621)
Other	25,839
Balance, end of period	$4,194

See accompanying notes

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Business

Equity Residential (“EQR”), a Maryland real estate investment trust (“REIT”) formed in March 1993, is an S&P 500 company focused on the acquisition, development and management of rental apartment properties in urban and high-density suburban coastal gateway markets where today's affluent renters want to live, work and play. ERP Operating Limited Partnership ("ERPOP"), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential property business of Equity Residential. EQR has elected to be taxed as a REIT. References to the "Company," "we," "us" or "our" mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the "Operating Partnership" mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.

EQR is the general partner of, and as of September 30, 2016 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of September 30, 2016, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 308 properties located in 10 states and the District of Columbia consisting of 78,826 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	285	73,557
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	18	3,471
Partially Owned Properties – Unconsolidated	2	945
	308	78,826

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation. These reclassifications did not have an impact on net income previously reported. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of September 30, 2016, the Company has recorded a deferred tax asset, which is fully offset by a valuation allowance due to the uncertainty of realization.

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

In February 2015, the FASB issued new consolidation guidance which made changes to both the variable interest model and the voting model. Among other changes, the new standard specifically eliminated the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate. The Company adopted this standard as required effective January 1, 2016. While adoption of this standard did not result in any changes to conclusions about whether a joint venture was consolidated or unconsolidated, the Company has determined that certain of its joint ventures and the Operating Partnership now qualify as variable interest entities ("VIEs") and therefore require additional disclosures. See Note 6 for further discussion.

In April 2015, the FASB issued a new standard which requires companies to present debt financing costs as a direct deduction from the carrying amount of the associated debt liability rather than as an asset, consistent with the presentation of debt discounts on the consolidated balance sheets.  Companies will be permitted to present debt issuance costs related to line of credit arrangements as an asset and amortize these costs over the term of the arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The new standard must be applied retrospectively to all prior periods presented in the consolidated financial statements.  The Company adopted this standard as required effective January 1, 2016 and other than presentation on the consolidated balance sheets, it did not have a material effect on its consolidated results of operations or financial position. As of September 30, 2016, $4.6 million, $16.9 million and $23.0 million of deferred financing costs were included within other assets, mortgage notes payable, net and notes, net, respectively, on the consolidated balance sheets. As of December 31, 2015, the following amounts of deferred financing costs were reclassified (amounts in thousands):

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

In June 2016, the FASB issued a new standard which requires companies to adopt a new approach for estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans. The standard will require entities to estimate a lifetime expected credit loss for most financial instruments, including lease and other trade receivables. The new standard will be effective for the Company beginning on January 1, 2020, with early adoption permitted beginning January 1, 2019. The Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

In August 2016 and October 2016, the FASB issued new standards to clarify how specific transactions are classified and presented on the statement of cash flows. Among other clarifications, the new standards specifically provide guidance for the following items within the statement of cash flows which have required significant judgment in the past:

•	Cash payments related to debt prepayments or extinguishment costs are to be classified within financing activities;

•
The portion of the cash payment made to settle a zero-coupon bond or a bond with an insignificant cash coupon attributable to accreted interest related to a debt discount is to be classified as a cash outflow within operating activities, and the portion attributable to the principal is to be classified within financing activities;

•	Insurance settlement proceeds are to be classified based on the nature of the loss;

•	Companies must elect to classify distributions received from equity method investees using either a cumulative earnings approach or a look-through approach and the election must be disclosed; and

•
Restricted cash will be included with cash and cash equivalents on the statement of cash flows. Total cash and cash equivalents and restricted cash are to be reconciled to the related line items on the balance sheet.

The new standards must be applied retrospectively to all periods presented in the consolidated financial statements and they will be effective for the Company beginning on January 1, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting the new standards on its consolidated results of operations and financial position.

Other

The Company is the controlling partner in various consolidated partnerships owning 18 properties and 3,471 apartment units having a noncontrolling interest book value of $4.2 million at September 30, 2016. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning five properties having a noncontrolling interest deficit balance of $9.0 million. These five partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of September 30, 2016, the Company estimates the value of Noncontrolling Interest distributions for these five properties would have been approximately $64.6 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the five Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on September 30, 2016 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units) for the nine months ended September 30, 2016:

2016
Common Shares
Common Shares outstanding at January 1,	364,755,444
Common Shares Issued:
Conversion of OP Units	87,168
Exercise of share options	619,232
Employee Share Purchase Plan (ESPP)	46,399
Restricted share grants, net	148,822
Common Shares outstanding at September 30,	365,657,065
Units
Units outstanding at January 1,	14,427,164
Restricted unit grants, net	287,749
Conversion of OP Units to Common Shares	(87,168)
Units outstanding at September 30,	14,627,745
Total Common Shares and Units outstanding at September 30,	380,284,810
Units Ownership Interest in Operating Partnership	3.8%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at September 30, 2016 and December 31, 2015.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2016, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $441.9 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the nine months ended September 30, 2016 (amounts in thousands):

2016
Balance at January 1,	$566,783
Change in market value	(113,308)
Change in carrying value	(11,583)
Balance at September 30,	$441,892

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

The following table presents the Company’s issued and outstanding Preferred Shares as of September 30, 2016 and December 31, 2015:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	September 30, 2016	December 31, 2015
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding at September 30, 2016 and December 31, 2015	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)
On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the nine months ended September 30, 2016:

2016
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	379,182,608
Issued to General Partner:
Exercise of EQR share options	619,232
EQR’s Employee Share Purchase Plan (ESPP)	46,399
EQR's restricted share grants, net	148,822
Issued to Limited Partners:
Restricted unit grants, net	287,749
General and Limited Partner Units outstanding at September 30,	380,284,810
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,427,164
Limited Partner restricted unit grants, net	287,749
Conversion of Limited Partner OP Units to EQR Common Shares	(87,168)
Limited Partner Units outstanding at September 30,	14,627,745
Limited Partner Units Ownership Interest in Operating Partnership	3.8%

The Limited Partners of the Operating Partnership as of September 30, 2016 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units. Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at September 30, 2016 and December 31, 2015.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2016, the Redeemable Limited Partner Units have a redemption value of approximately $441.9 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the nine months ended September 30, 2016 (amounts in thousands):

2016
Balance at January 1,	$566,783
Change in market value	(113,308)
Change in carrying value	(11,583)
Balance at September 30,	$441,892

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

The following table presents the Operating Partnership's issued and outstanding “Preference Units” as of September 30, 2016 and December 31, 2015:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	September 30, 2016	December 31, 2015
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding at September 30, 2016 and December 31, 2015	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

Effective June 16, 2016, the Board of Trustees approved an increase to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million Common Shares (12,968,760 Common Shares were available for repurchase prior to such increase). No shares were repurchased during the nine months ended September 30, 2016 and as a result at September 30, 2016, EQR has authorization to repurchase up to 13.0 million of its shares under the repurchase program.

4.	Real Estate, Real Estate Held for Sale and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Land	$5,874,647	$5,864,046
Depreciable property:
Buildings and improvements	16,829,151	16,346,829
Furniture, fixtures and equipment	1,311,881	1,207,098
In-Place lease intangibles	469,414	483,160
Projects under development:
Land	152,814	284,995
Construction-in-progress	608,254	837,381
Land held for development:
Land	84,440	120,007
Construction-in-progress	30,642	38,836
Investment in real estate	25,361,243	25,182,352
Accumulated depreciation	(5,255,965)	(4,905,406)
Investment in real estate, net	$20,105,278	$20,276,946

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of September 30, 2016 and December 31, 2015 (amounts in thousands):

Description	Balance Sheet Location	September 30, 2016	December 31, 2015
Assets
Ground lease intangibles – below market	Other Assets	$178,251	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		179,511	179,511
Accumulated amortization		(16,842)	(13,451)
Lease intangible assets, net		$162,669	$166,060

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,270
Lease intangible liabilities		7,670	7,670
Accumulated amortization		(4,239)	(3,414)
Lease intangible liabilities, net		$3,431	$4,256

During the nine months ended September 30, 2016 and 2015, the Company amortized approximately $3.2 million in both periods of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.7 million in both periods of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income. During the quarters ended September 30, 2016 and 2015, the Company amortized approximately $1.0 million in both periods of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income and approximately $0.2 million in both periods of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2016	2017	2018	2019	2020	2021

Ground lease intangibles	$1,080	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(221)	(540)	(71)	(71)	(71)	(67)
Total	$859	$3,781	$4,250	$4,250	$4,250	$4,254

Acquisitions and Dispositions

During the nine months ended September 30, 2016, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	4	573	$249,334
Total	4	573	$249,334

(1)	Purchase price includes an allocation of approximately $98.0 million to land and $151.3 million to depreciable property.

During the nine months ended September 30, 2016, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Consolidated:
Rental Properties (1)	91	27,831	$6,568,003
Land Parcels	—	—	57,455
Unconsolidated:
Rental Properties (2)	1	336	74,500
Total	92	28,167	$6,699,958

(1)	Includes the Starwood Portfolio sale (see further discussion below) representing 72 operating properties consisting of 23,262 apartment units for $5.365 billion.
(2) The Company owned a 20% interest in this unconsolidated rental property. Sale price listed is the gross sale price. The Company's share of the net sales proceeds approximated $12.4 million.

The Company recognized a net gain on sales of real estate properties of approximately $3.9 billion (inclusive of $3.2 billion on the Starwood Portfolio sale), a net gain on sales of land parcels of approximately $15.8 million and a net gain on sales of unconsolidated entities of approximately $8.9 million on the above sales.

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

The Company used proceeds from the Starwood Transaction and other sales discussed above to pay special dividends of $8.00 per share/unit (approximately $3.0 billion) on March 10, 2016 and $3.00 per share/unit (approximately $1.1 billion) on October 14, 2016. The Company used the majority of the remaining proceeds to reduce aggregate indebtedness in order to make the transaction leverage neutral. See Note 8 for further discussion.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any separate agreements to acquire rental properties or land parcels as of October 28, 2016.

In addition to the property that was subsequently disposed of as discussed in Note 14, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	7	1,754	$265,600
Land Parcels (two)	—	—	36,150
Total	7	1,754	$301,750

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of September 30, 2016 (amounts in thousands except for property and apartment unit amounts):

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE) (1)	Total

Total properties	18	2	—	2

Total apartment units	3,471	945	—	945

Balance sheet information at 9/30/16 (at 100%):
ASSETS
Investment in real estate	$668,656	$235,025	$172,995	$408,020
Accumulated depreciation	(220,216)	(30,246)	(43,169)	(73,415)
Investment in real estate, net	448,440	204,779	129,826	334,605
Cash and cash equivalents	19,499	8,203	17	8,220
Investments in unconsolidated entities	47,521	—	—	—
Deposits – restricted	336	262	—	262
Other assets	26,655	344	299	643
Total assets	$542,451	$213,588	$130,142	$343,730

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable, net (2)	$318,427	$145,423	$—	$145,423
Accounts payable & accrued expenses	2,944	2,674	133	2,807
Accrued interest payable	1,085	691	—	691
Other liabilities	625	255	8	263
Security deposits	1,913	485	—	485
Total liabilities	324,994	149,528	141	149,669

Noncontrolling Interests – Partially Owned Properties/Partners' equity	4,194	60,689	86,650	147,339
Company equity/General and Limited Partners' Capital	213,263	3,371	43,351	46,722
Total equity/capital	217,457	64,060	130,001	194,061
Total liabilities and equity/capital	$542,451	$213,588	$130,142	$343,730

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE) (1)	Total
Operating information for the nine months ended 9/30/16 (at 100%):
Operating revenue	$70,123	$19,917	$3,927	$23,844
Operating expenses	17,183	6,785	1,583	8,368

Net operating income	52,940	13,132	2,344	15,476
Property management	2,476	580	56	636
General and administrative/other	50	1	48	49
Depreciation	16,161	7,876	4,125	12,001

Operating income (loss)	34,253	4,675	(1,885)	2,790
Interest and other income	47	—	—	—
Other expenses	(7)	—	—	—
Interest:
Expense incurred, net	(11,073)	(6,217)	—	(6,217)
Amortization of deferred financing costs	(289)	—	—	—

Income (loss) before income and other taxes and (loss) from investments in unconsolidated entities	22,931	(1,542)	(1,885)	(3,427)
Income and other tax (expense) benefit	(44)	(13)	—	(13)
(Loss) from investments in unconsolidated entities	(1,091)	—	—	—

Net income (loss)	$21,796	$(1,555)	$(1,885)	$(3,440)

(1)
Includes the Company's unconsolidated interest in an entity that owns the land underlying our Wisconsin Place apartment property and owns and operates the parking facility. This entity is excluded from the property and apartment unit count.

(2)	All debt is non-recourse to the Company.
Note: The above tables exclude EQR's ownership interest in ERPOP and the Company's interests in unconsolidated joint ventures established in connection with the acquisition of certain real estate related assets from Archstone Enterprise LP (such assets are referred to herein as "Archstone"). These ventures owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation, as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests had an aggregate liquidation value of $41.3 million at September 30, 2016. The ventures are owned 60% by the Company. See below for further discussion.

During the nine months ended September 30, 2016, the Company and its joint venture partner sold one unconsolidated partially owned property consisting of 336 apartments units and recognized a net gain on sale of approximately $8.9 million.

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

The Company has a 75% equity interest in the Wisconsin Place joint venture. The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities. The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components. At September 30, 2016, the residential component had a net book value of $172.0 million. The Company is the managing member and is responsible for conducting all administrative day-to-day matters and affairs of the joint venture as well as implementing all decisions with respect to the joint venture. The limited partner is not able to exercise substantive kick-out or participating rights. As a result, the joint venture qualifies as a VIE. The Company has a controlling financial interest in the VIE and, thus, is the VIE's primary beneficiary. The Company has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity that owns the residential component is required to be consolidated on the Company's balance sheet.

The Wisconsin Place joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility. At September 30, 2016, the basis of this investment was $47.5 million. The joint venture, as a limited partner, does not have substantive kick-out or participating rights in the entity. As a result, the entity qualifies as a VIE. The joint venture does not have a controlling financial interest in the VIE and is not the VIE's primary beneficiary. The joint venture does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures. The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and the Company's interest had a basis of $5.3 million at September 30, 2016. The Domain joint venture owns a 444 unit apartment property located in San Jose, California and the Company's interest had a basis of $9.5 million at September 30, 2016. Nexus Sawgrass and Domain were completed and stabilized during the quarters ended September 30, 2014 and March 31, 2015, respectively. Construction on both properties was predominantly funded with long-term, non-recourse secured loans from the partner. The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021. The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the properties and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the operations. As a result, the entities do not qualify as VIEs. The Company alone does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance and as a result, the entities are unconsolidated and recorded using the equity method of accounting. The Company currently has no further funding obligations related to these properties.

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

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by its joint venture partner. The Company's initial investment was $147.6 million and the Company's basis at September 30, 2016 was a net obligation of $1.4 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Residual JV that most significantly impact the Residual JV's economic performance and as a result, the Residual JV is unconsolidated and recorded using the equity method of accounting. The Residual JV has sold all of the real estate assets that were acquired as part of the acquisition of Archstone, including all of the German assets, and is in the process of winding down all remaining activities.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. At September 30, 2016, the remaining preferred interests had an aggregate liquidation value of $41.3 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by its joint venture partner. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Legacy JV that most significantly impact the Legacy JV's economic performance and as a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

7.    Deposits – Restricted and Escrow Deposits – Mortgage

The following table presents the Company’s restricted deposits as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Tax-deferred (1031) exchange proceeds	$88,435	$—
Earnest money on pending acquisitions	—	1,000
Restricted deposits on real estate investments	2,310	6,077
Resident security and utility deposits	38,463	48,458
Other	361	358
Totals	$129,569	$55,893

The following table presents the Company’s escrow deposits as of September 30, 2016 and December 31, 2015 (amounts in thousands):

	September 30, 2016	December 31, 2015
Real estate taxes and insurance	$1,755	$1,977
Replacement reserves	3,983	3,962
Mortgage principal reserves/sinking funds	56,404	50,155
Other	852	852
Totals	$62,994	$56,946

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility. See Note 2 for a discussion regarding adoption of the new accounting standard impacting deferred financing costs.

Mortgage Notes Payable

As of September 30, 2016, the Company had outstanding mortgage debt of approximately $4.1 billion.

During the nine months ended September 30, 2016, the Company:

•	Repaid $440.8 million of 6.256% mortgage debt held in a Fannie Mae loan pool maturing in 2017 and incurred a prepayment penalty of approximately $29.3 million;

•	Repaid $65.5 million of various tax-exempt mortgage bonds maturing in 2026 through 2037 and incurred a prepayment penalty of approximately $0.2 million;

•	Repaid $57.9 million of conventional fixed-rate mortgage loans;

•	Repaid $0.9 million of conventional floating-rate mortgage loans;

•	Repaid $6.6 million of scheduled principal repayments on various mortgage debt; and

•	Assumed $43.4 million of mortgage debt on one acquired property.

The Company recorded $1.5 million of write-offs of unamortized deferred financing costs during the nine months ended September 30, 2016 as additional interest expense related to debt extinguishment of mortgages. The Company also recorded $20.7 million of write-offs of net unamortized premiums during the nine months ended September 30, 2016 as a reduction of interest expense related to debt extinguishment of mortgages.

As of September 30, 2016, the Company had $601.9 million of secured debt subject to third party credit enhancement.

As of September 30, 2016, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 28, 2061. At September 30, 2016, the interest rate range on the Company’s mortgage debt was 0.10% to 7.20%. During the nine months ended September 30, 2016, the weighted average interest rate on the Company’s mortgage debt was 4.34%.

Notes

As of September 30, 2016, the Company had outstanding unsecured notes of approximately $4.4 billion.

During the nine months ended September 30, 2016, the Company:

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

The Company recorded $1.9 million of write-offs of unamortized deferred financing costs during the nine months ended September 30, 2016 as additional interest expense related to debt extinguishment of unsecured notes. The Company also recorded $25.2 million of write-offs of net unamortized premiums/discounts/OCI/treasury locks during the nine months ended September 30, 2016 as additional interest expense related to debt extinguishment of unsecured notes.

As of September 30, 2016, scheduled maturities for the Company’s outstanding notes were at various dates through June 1, 2045. At September 30, 2016, the interest rate range on the Company’s notes was 1.261% to 7.57%. During the nine months ended September 30, 2016, the weighted average interest rate on the Company’s notes was 4.59%.

Line of Credit and Commercial Paper

On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 2, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.95%) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt.

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. As of September 30, 2016, there was no commercial paper outstanding. The notes bear interest at various floating rates with a weighted average of 0.96% for the nine months ended September 30, 2016.

As of September 30, 2016, the amount available on the revolving credit facility was $2.48 billion (net of $24.6 million which was restricted/dedicated to support letters of credit). During the nine months ended September 30, 2016, the weighted average interest rate on the revolving credit facility was 1.34%.

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

The carrying values of the Company’s mortgage notes payable and unsecured notes were approximately $4.1 billion and $4.4 billion, respectively, at September 30, 2016. The fair values of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion (Level 2) and $4.7 billion (Level 2), respectively, at September 30, 2016. The carrying values of the Company's mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.7 billion and $6.2 billion, respectively, at December 31, 2015. The fair values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.6 billion (Level 2) and $6.5 billion (Level 2), respectively, at December 31, 2015. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

The following table summarizes the Company’s consolidated derivative instruments at September 30, 2016 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$450,000	$50,000
Indicative Interest Rate	2.375%	2.500%
Maturity Date	2019	2026

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)
Forward Starting Swaps – Designed to partially fix interest rates in advance of a planned future debt issuance. This swap was terminated in conjunction with an unsecured note issuance in October 2016. See Note 14 for further discussion.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at September 30, 2016 and December 31, 2015, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	9/30/2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$8,218	$—	$8,218	$—
Supplemental Executive Retirement Plan	Other Assets	120,232	120,232	—	—
Total		$128,450	$120,232	$8,218	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$4,913	$—	$4,913	$—
Supplemental Executive Retirement Plan	Other Liabilities	120,232	120,232	—	—
Total		$125,145	$120,232	$4,913	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$441,892	$—	$441,892	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$3,655	$—	$3,655	$—
Supplemental Executive Retirement Plan	Other Assets	105,942	105,942	—	—
Total		$109,597	$105,942	$3,655	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$673	$—	$673	$—
Supplemental Executive Retirement Plan	Other Liabilities	105,942	105,942	—	—
Total		$106,615	$105,942	$673	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$566,783	$—	$566,783	$—
The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2016 and 2015, respectively (amounts in thousands):

September 30, 2016 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$4,563	Fixed rate debt	Interest expense	$(4,563)
Total		$4,563			$(4,563)

September 30, 2015 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$8,162	Fixed rate debt	Interest expense	$(8,162)
Total		$8,162			$(8,162)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2016 and 2015, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
September 30, 2016 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(4,240)	Interest expense	$(37,262)	N/A	$—
Total	$(4,240)		$(37,262)		$—

	Effective Portion			Ineffective Portion
September 30, 2015 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/ (Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(1,237)	Interest expense	$(13,647)	Interest expense	$(3,033)
Total	$(1,237)		$(13,647)		$(3,033)

As of September 30, 2016 and December 31, 2015, there were approximately $118.7 million and $151.8 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at September 30, 2016, the Company may recognize an estimated $21.2 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending September 30, 2017.

10.	Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2016	2015	2016	2015
Numerator for net income per share – basic:
Income from continuing operations	$4,177,599	$693,948	$217,246	$205,375
Allocation to Noncontrolling Interests – Operating Partnership, net	(160,437)	(26,178)	(8,344)	(7,775)
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,368)	(2,473)	(823)	(986)
Preferred distributions	(2,318)	(2,557)	(773)	(833)
Premium on redemption of Preferred Shares	—	(2,789)	—	—
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	4,012,476	659,951	207,306	195,781
Discontinued operations, net of Noncontrolling Interests	119	337	237	78
Numerator for net income per share – basic	$4,012,595	$660,288	$207,543	$195,859
Numerator for net income per share – diluted:
Income from continuing operations	$4,177,599	$693,948	$217,246	$205,375
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,368)	(2,473)	(823)	(986)
Preferred distributions	(2,318)	(2,557)	(773)	(833)
Premium on redemption of Preferred Shares	—	(2,789)	—	—
Income from continuing operations available to Common Shares	4,172,913	686,129	215,650	203,556
Discontinued operations, net	124	350	246	81
Numerator for net income per share – diluted	$4,173,037	$686,479	$215,896	$203,637
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	364,917	363,386	365,109	363,579
Effect of dilutive securities:
OP Units	13,828	13,584	13,899	13,568
Long-term compensation shares/units	3,539	3,453	3,365	3,516
Denominator for net income per share – diluted	382,284	380,423	382,373	380,663
Net income per share – basic	$11.00	$1.82	$0.57	$0.54
Net income per share – diluted	$10.92	$1.80	$0.56	$0.53
Net income per share – basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$11.00	$1.82	$0.57	$0.54
Discontinued operations, net of Noncontrolling Interests	—	—	—	—
Net income per share – basic	$11.00	$1.82	$0.57	$0.54
Net income per share – diluted:
Income from continuing operations available to Common Shares	$10.92	$1.80	$0.56	$0.53
Discontinued operations, net	—	—	—	—
Net income per share – diluted	$10.92	$1.80	$0.56	$0.53

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2016	2015	2016	2015
Numerator for net income per Unit – basic and diluted:
Income from continuing operations	$4,177,599	$693,948	$217,246	$205,375
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,368)	(2,473)	(823)	(986)
Allocation to Preference Units	(2,318)	(2,557)	(773)	(833)
Allocation to premium on redemption of Preference Units	—	(2,789)	—	—
Income from continuing operations available to Units	4,172,913	686,129	215,650	203,556
Discontinued operations, net	124	350	246	81
Numerator for net income per Unit – basic and diluted	$4,173,037	$686,479	$215,896	$203,637
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	378,745	376,970	379,008	377,147
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	3,539	3,453	3,365	3,516
Denominator for net income per Unit – diluted	382,284	380,423	382,373	380,663
Net income per Unit – basic	$11.00	$1.82	$0.57	$0.54
Net income per Unit – diluted	$10.92	$1.80	$0.56	$0.53
Net income per Unit – basic:
Income from continuing operations available to Units	$11.00	$1.82	$0.57	$0.54
Discontinued operations, net	—	—	—	—
Net income per Unit – basic	$11.00	$1.82	$0.57	$0.54
Net income per Unit – diluted:
Income from continuing operations available to Units	$10.92	$1.80	$0.56	$0.53
Discontinued operations, net	—	—	—	—
Net income per Unit – diluted	$10.92	$1.80	$0.56	$0.53

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

Individually Significant Dispositions

The Company concluded that the Starwood Transaction does not qualify for discontinued operations reporting as it does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The Company has been investing only in its six coastal, high barrier to entry markets (Boston, New York, Washington D.C., Southern California, San Francisco and Seattle) and has not been acquiring or developing any new assets in its other markets. Over the past several years, the Company has been repositioning its portfolio by selling assets located in low barrier to entry markets and reducing its exposure to these markets. However, the Company concluded that the Starwood Transaction does qualify as an individually significant component of the Company as the amount received upon disposal exceeded 10% of total assets and the NOI (see definition in Note 13) of the Starwood Portfolio represents approximately 1.6% (for the approximate one-month period owned in 2016) and 15.7%, respectively, of consolidated NOI for the Company for the nine months ended September 30, 2016 and 2015. In addition, the Starwood Transaction met the held for sale criteria at December 31, 2015 and was classified as held for sale in the accompanying consolidated balance sheets at December 31, 2015 (see Note 4 for further discussion). In accordance with this classification, the Company ceased depreciation on all assets in the Starwood Portfolio as of November 1, 2015. As a result, the following table summarizes the results of operations attributable to the Starwood Transaction for the nine months and quarters ended September 30, 2016 and 2015 (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2016	2015	2016	2015
REVENUES
Rental income	$30,660	$318,346	$239	$108,435
Total revenues	30,660	318,346	239	108,435

EXPENSES (1)
Property and maintenance	7,839	59,139	(84)	20,437
Real estate taxes and insurance	2,933	37,292	1	12,668
Property management	2	9	—	3
General and administrative	19	31	4	6
Depreciation	—	78,792	—	26,360
Total expenses	10,793	175,263	(79)	59,474

Operating income	19,867	143,083	318	48,961

Interest and other income	21	1	10	1
Interest (2):
Expense incurred, net	(380)	(519)	(6)	(177)
Amortization of deferred financing costs	(707)	(74)	—	(25)
Income and other tax (expense) benefit	(1)	(1)	—	—
Net gain (loss) on sales of real estate properties	3,161,097	—	(103)	—

Income from operations attributable to controlling interests – Operating Partnership	3,179,897	142,490	219	48,760
Income from operations attributable to Noncontrolling Interests – Operating Partnership	(122,146)	(5,437)	(8)	(1,863)
Income from operations attributable to controlling interests – Company	$3,057,751	$137,053	$211	$46,897

(1)	Includes expenses paid in the current period for properties held for sale.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties held for sale which was repaid at or before closing.

Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any, for properties sold in 2013 and prior years. The amounts included in discontinued operations for the nine months and quarters ended September 30, 2016 and 2015 represent trailing activity for properties sold in 2013 and prior years. None of the properties sold during the nine months and quarters ended September 30, 2016 and 2015 met the new criteria for reporting discontinued operations.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets for properties sold in 2013 and prior years during the nine months and quarters ended September 30, 2016 and 2015 (amounts in thousands).

	Nine Months Ended September 30,		Quarter Ended September 30,
	2016	2015	2016	2015
REVENUES
Rental income	$282	$425	$65	$87
Total revenues	282	425	65	87

EXPENSES (1)
Property and maintenance	(42)	(67)	(37)	—
Real estate taxes and insurance	(108)	55	(110)	2
General and administrative	83	75	17	4
Total expenses	(67)	63	(130)	6

Discontinued operating income	349	362	195	81

Interest and other income	23	3	23	—
Other expenses	(280)	—	—	—
Income and other tax (expense) benefit	(11)	(15)	—	—

Discontinued operations	81	350	218	81
Net gain on sales of discontinued operations	43	—	28	—

Discontinued operations, net	$124	$350	$246	$81

(1)	Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

12.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws. Compliance by the Company with existing laws has not had a material adverse effect on the Company. However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future. During the nine months ended September 30, 2016, the Company recorded an environmental reserve of $4.3 million related to vacant land adjacent to one of its properties.

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland.  The suit alleges that the Company designed and built many of its properties in violation of the accessibility requirements of the Fair Housing Act (“FHA”) and Americans With Disabilities Act (“ADA”).  The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  On March 31, 2016, the Court found that certain features at seven of the Company’s properties do not satisfy the accessibility requirements of the FHA. Based on the current status of the lawsuit at September 30, 2016, the Company established a reserve during the third quarter of 2016 of $5.0 million. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.
The Company has established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the nine months ended September 30, 2016, the Company settled one matter, paying approximately $1.5 million, and recorded a reduction to the reserve of approximately $0.5 million, resulting in a total reserve of approximately $1.0 million at September 30, 2016. While no assurances can be given, the Company does not believe that the ultimate resolution of any of these remaining litigation matters, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of September 30, 2016, the Company has seven wholly owned projects totaling 2,305 apartment units in various stages of development with commitments to fund of approximately $371.0 million and estimated completion dates ranging through December 31, 2018, as well as other completed development projects that are in various stages of lease up or are stabilized.

As of September 30, 2016, the Company has two completed unconsolidated development properties that are stabilized. Both properties were co-developed with the same third party development partner in different ventures. The development venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company currently has no further funding obligations related to these properties. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the properties and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing operations. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements. See Note 6 for further discussion.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2016 and 2015, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2016 and 2015, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2016	2015	2016	2015
Rental income	$1,816,960	$2,035,359	$605,856	$694,245
Property and maintenance expense	(309,688)	(364,948)	(104,216)	(122,383)
Real estate taxes and insurance expense	(238,954)	(254,513)	(81,343)	(84,962)
Total operating expenses	(548,642)	(619,461)	(185,559)	(207,345)
Net operating income	$1,268,318	$1,415,898	$420,297	$486,900

The following tables present NOI for each segment from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2016 and 2015, respectively, as well as total assets and capital expenditures at September 30, 2016 (amounts in thousands):

	Nine Months Ended September 30, 2016			Nine Months Ended September 30, 2015
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$275,157	$80,489	$194,668	$259,974	$78,781	$181,193
San Diego	65,699	17,721	47,978	62,201	17,311	44,890
Orange County	59,289	14,251	45,038	55,969	14,151	41,818
Subtotal – Southern California	400,145	112,461	287,684	378,144	110,243	267,901

New York	343,388	120,838	222,550	336,321	115,507	220,814
Washington D.C.	317,584	95,187	222,397	313,773	94,386	219,387
San Francisco	272,729	66,596	206,133	254,032	63,898	190,134
Boston	184,376	51,561	132,815	179,714	52,941	126,773
Seattle	115,072	32,118	82,954	108,391	29,759	78,632
All Other Markets	14,186	5,882	8,304	13,435	6,196	7,239
Total same store	1,647,480	484,643	1,162,837	1,583,810	472,930	1,110,880

Non-same store/other (2) (3)
Los Angeles	26,766	10,085	16,681	20,708	7,230	13,478
Orange County	3,623	1,273	2,350	—	—	—
Subtotal – Southern California	30,389	11,358	19,031	20,708	7,230	13,478

New York	24,587	10,858	13,729	4,424	3,590	834
Washington D.C.	2,640	541	2,099	3,147	555	2,592
San Francisco	26,974	10,303	16,671	4,489	2,006	2,483
Boston	8,310	2,073	6,237	6,264	1,611	4,653
Seattle	20,170	4,785	15,385	6,609	1,924	4,685
Other (3)	56,410	24,081	32,329	405,908	129,615	276,293
Total non-same store/other	169,480	63,999	105,481	451,549	146,531	305,018

Total	$1,816,960	$548,642	$1,268,318	$2,035,359	$619,461	$1,415,898

(1)	Same store primarily includes all properties acquired or completed that are stabilized prior to January 1, 2015, less properties subsequently sold, which represented 71,488 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2015, plus any properties in lease-up and not stabilized as of January 1, 2015.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold from 2014 through 2016 that do not meet the new discontinued operations criteria.

	Quarter Ended September 30, 2016			Quarter Ended September 30, 2015
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$95,928	$28,365	$67,563	$91,212	$27,296	$63,916
San Diego	22,393	6,025	16,368	21,327	5,894	15,433
Orange County	20,173	4,920	15,253	19,047	4,824	14,223
Subtotal – Southern California	138,494	39,310	99,184	131,586	38,014	93,572

Washington D.C.	107,168	32,891	74,277	105,526	31,740	73,786
New York	115,652	42,209	73,443	114,112	37,639	76,473
San Francisco	92,101	22,785	69,316	87,678	21,590	66,088
Boston	63,824	18,297	45,527	62,662	17,825	44,837
Seattle	41,836	11,281	30,555	39,195	10,480	28,715
All Other Markets	4,817	1,933	2,884	4,522	2,055	2,467
Total same store	563,892	168,706	395,186	545,281	159,343	385,938

Non-same store/other (2) (3)
Los Angeles	7,659	3,285	4,374	4,470	1,817	2,653
Orange County	1,265	588	677	—	—	—
Subtotal – Southern California	8,924	3,873	5,051	4,470	1,817	2,653

Washington D.C.	822	177	645	1,088	174	914
New York	8,873	3,365	5,508	3,142	2,137	1,005
San Francisco	12,601	4,869	7,732	2,887	1,044	1,843
Boston	899	189	710	1,003	217	786
Seattle	5,251	1,106	4,145	533	243	290
Other (3)	4,594	3,274	1,320	135,841	42,370	93,471
Total non-same store/other	41,964	16,853	25,111	148,964	48,002	100,962

Total	$605,856	$185,559	$420,297	$694,245	$207,345	$486,900

(1)	Same store primarily includes all properties acquired or completed that are stabilized prior to July 1, 2015, less properties subsequently sold, which represented 72,229 apartment units.

(2)	Non-same store primarily includes properties acquired after July 1, 2015, plus any properties in lease-up and not stabilized as of July 1, 2015.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold from 2014 through 2016 that do not meet the new discontinued operations criteria.

	Nine Months Ended September 30, 2016
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,532,524	$19,939
San Diego	476,349	4,259
Orange County	263,634	5,930
Subtotal – Southern California	3,272,507	30,128

New York	4,309,221	16,661
Washington D.C.	3,948,781	24,680
San Francisco	2,456,465	17,300
Boston	1,764,497	13,906
Seattle	1,038,137	9,114
All Other Markets	53,578	725
Total same store	16,843,186	112,514

Non-same store/other (2) (3)
Los Angeles	682,199	7,151
Orange County	75,839	123
Subtotal – Southern California	758,038	7,274

New York	438,413	80
Washington D.C.	46,180	826
San Francisco	973,068	140
Boston	168,224	403
Seattle	329,230	542
Other (3)	1,741,405	2,772
Total non-same store/other	4,454,558	12,037
Total	$21,297,744	$124,551

(1)	Same store primarily includes all properties acquired or completed that are stabilized prior to January 1, 2015, less properties subsequently sold, which represented 71,488 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2015, plus any properties in lease-up and not stabilized as of January 1, 2015.

(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
Note: Markets/Metro Areas included in the above All Other Markets segment are as follows:
(a) New England (excluding Boston) and Phoenix.

14.	Subsequent Events/Other

Subsequent Events

Subsequent to September 30, 2016, the Company:

•	Sold one wholly-owned property consisting of 143 apartment units for $29.0 million and repaid $0.3 million of mortgage debt at closing;

•	Issued $500.0 million of ten-year 2.85% fixed rate public notes, receiving net proceeds of $496.7 million before underwriting fees, at an all-in effective interest rate of approximately 3.10%;

•	Paid approximately $4.7 million to settle one forward starting swap in conjunction with the issuance of the $500.0 million fixed rate public notes discussed above; and

•	Paid a special dividend of $3.00 per share/unit (approximately $1.1 billion) on October 14, 2016 to shareholders/unitholders of record on September 26, 2016.

Other

During the nine months ended September 30, 2016, the Company purchased all of the issued and outstanding 3.00% Series P Cumulative Redeemable Preference Units at a par value of $18.4 million and retired these units in conjunction with the purchase. The Operating Partnership had previously issued these units to its partner as part of the buyout of its partner’s 95%

interest in a previously unconsolidated development property. In conjunction with this transaction, the Company reduced other liabilities by $18.4 million as the units had been classified as a liability due in part to the fact that the holder could put the units to EQR for cash.

During the nine months ended September 30, 2016, the Company sold its entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord consisting of 5,161 apartment units for approximately $63.3 million and recognized a gain on sale of approximately $52.4 million, which is included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

During the nine months ended September 30, 2016 and 2015, the Company received $2.9 million and $5.8 million, respectively, for the settlement of various litigation/insurance claims, which are included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

During the nine months ended September 30, 2016 and 2015, the Company incurred charges of $1.4 million and $0.2 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $3.4 million and $2.3 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $4.8 million and $2.5 million, respectively, are included in other expenses in the accompanying consolidated statements of operations and comprehensive income.

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

Overview

Equity Residential (“EQR”), a Maryland real estate investment trust (“REIT”) formed in March 1993, is an S&P 500 company focused on the acquisition, development and management of rental apartment properties in urban and high-density suburban coastal gateway markets where today's affluent renters want to live, work and play. ERP Operating Limited Partnership (“ERPOP”), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential property business of

Equity Residential. EQR has elected to be taxed as a REIT. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.
EQR is the general partner of, and as of September 30, 2016 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.
The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates property management offices in each of its six core coastal markets. As of September 30, 2016, the Company had approximately 2,800 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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
We seek to maximize the income and capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property operations and appreciation. We are focused on the six coastal, high barrier to entry markets of Boston, New York, Washington D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle. These markets generally feature one or more of the following characteristics that allow us to increase rents:

•	High barriers to entry where, because of land scarcity or government regulation, it is typically more difficult or costly to build new apartment properties, creating limits on new supply;

•	High home ownership costs;

•	Strong economic growth leading to job growth and household formation, which in turn leads to high demand for our apartments;

•	Urban core and high-density suburban locations with an attractive quality of life leading to high resident demand and retention; and

•	Favorable demographics contributing to a larger pool of target residents with a high propensity to rent apartments.
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
Over the past several years, the Company has done an extensive repositioning of its portfolio from low barrier to entry markets to high barrier to entry markets. Since 2005, the Company has sold over 196,000 apartment units primarily in low barrier to entry markets for an aggregate sales price of approximately $23.3 billion, acquired almost 69,000 apartment units primarily in high barrier to entry markets for approximately $20.0 billion and began approximately $5.7 billion of development projects primarily in its high barrier to entry markets. We are currently seeking to acquire and develop assets in the following six core coastal metropolitan areas: Boston, New York, Washington D.C., Southern California, San Francisco and Seattle. The vast majority of our NOI is concentrated in these six metropolitan areas. The sale of the Starwood Portfolio combined with the other 2016 dispositions has resulted in the Company's exit from the South Florida and Denver markets and should ultimately complete the Company's planned exit from the Phoenix market as well as certain New England submarkets. See further discussion below regarding the Company's 2016 disposition activity.
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
We have a commitment to sustainability and consider the environmental impacts of our business activities. Sustainability and social responsibility are key drivers of our focus on creating the best apartment communities for residents to live, work and play. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. The Company was named the 2016 Global Residential Listed Sector Leader in Sustainability by GRESB, a globally recognized analysis of the sustainability indicators of more than 750 real estate portfolios worldwide. For additional information regarding our sustainability efforts, see our December 2015 Corporate Social Responsibility and Sustainability Report at our website, www.equityapartments.com. For 2016, we have added an express company-wide goal regarding enhanced sustainability efforts. Employees, including our executives, will have their performance against this goal evaluated as part of our annual performance review process.

Current Environment

Following the approval by the Company's Board of Trustees, the Company executed an agreement with controlled affiliates of Starwood Capital Group ("Starwood") on October 23, 2015 to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion (the "Starwood Transaction" or "Starwood Portfolio"). On January 26 and 27, 2016, the Company closed on the sale of the entire portfolio described above. The sale of the Starwood Portfolio, combined with other 2016 dispositions, has resulted in the Company's exit from the South Florida and Denver markets and should ultimately complete the Company's planned exit from the Phoenix market as well as certain New England submarkets. The Company used the majority of the proceeds from the Starwood Transaction and other 2016 dispositions to pay two special dividends to its shareholders and holders of OP Units of $11.00 per share/unit in the aggregate. The Company paid special dividends of $8.00 per share/unit (approximately $3.0 billion) on March 10, 2016 and $3.00 per share/unit (approximately $1.1 billion) on October 14, 2016. The Company used the majority of the remaining proceeds to reduce aggregate indebtedness in order to make the transaction leverage neutral. The Company retired approximately $2.0 billion in secured and unsecured debt, the majority of which was scheduled to mature in 2016 and 2017, improving the Company's already strong credit metrics. These sales have narrowed the Company's focus, which will now be entirely directed towards our high barrier to entry coastal markets, and has essentially completed the Company's portfolio reconfiguration which started approximately ten years ago. We believe the assets sold will have lower long-term returns (as compared to investments in our high barrier to entry coastal markets) and that we sold them for prices that we believe are favorable. Given the strong demand for multifamily assets in our high barrier to entry coastal markets from institutional investors and the challenge in recycling $6 billion of capital in this competitive marketplace, the Company believes the best risk-adjusted use of the sale proceeds was to distribute a portion to our shareholders and use the remainder to repay outstanding debt.

As a result of the Starwood Transaction and the other 2016 completed dispositions, the Company's portfolio has changed significantly from the portfolio summary included in the Company's 2015 Annual Report on Form 10-K. The following table sets forth certain information by market relating to the Company's properties at September 30, 2016 as compared to December 31, 2015:

	Portfolio Summary as of December 31, 2015				Portfolio Summary as of September 30, 2016

			% of	Average			% of	Average
		Apartment	Stabilized	Rental		Apartment	Stabilized	Rental
Markets/Metro Areas	Properties	Units	NOI (A)	Rate (B)	Properties	Units	NOI (A)	Rate (B)

Los Angeles	70	16,064	14.5%	$2,209	70	15,857	18.0%	$2,376
Orange County	12	3,684	3.1%	1,918	12	3,684	3.7%	2,012
San Diego	13	3,505	3.1%	2,097	13	3,505	3.6%	2,189
Subtotal – Southern California	95	23,253	20.7%	2,144	95	23,046	25.3%	2,287

San Francisco	52	13,212	14.9%	2,661	53	12,718	19.6%	3,058
New York	40	10,835	17.3%	3,835	40	10,632	19.0%	3,766
Washington DC	57	18,656	17.1%	2,182	47	15,637	17.2%	2,352
Boston	35	8,018	9.6%	2,632	29	7,432	10.8%	2,753
Seattle	44	8,756	7.6%	1,955	37	7,096	7.6%	2,149
South Florida	34	10,934	7.2%	1,682	—	—	—	—
Denver	19	6,935	4.6%	1,556	—	—	—	—
All Other Markets	13	2,633	1.0%	1,183	5	1,320	0.5%	1,261
Total	389	103,232	100.0%	2,306	306	77,881	100.0%	2,645

Unconsolidated Properties	3	1,281	—	—	2	945	—	—
Military Housing	2	5,139	—	—	—	—	—	—

Grand Total	394	109,652	100.0%	$2,306	308	78,826	100.0%	$2,645

Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

(A) % of Stabilized NOI – For the September 30, 2016 Portfolio Summary, represents budgeted 2016 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up. For the December 31, 2015 Portfolio Summary, represents actual 2015 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(B) Average Rental Rate – Total residential rental revenues divided by the weighted average occupied apartment units for the reporting period presented.

During the nine months ended September 30, 2016, the Company acquired four consolidated rental properties consisting of 573 apartment units for $249.3 million. The Company acquired three of those properties in order to protect the tax status of certain unaffiliated third parties arising from the Starwood Transaction. During the nine months ended September 30, 2016, the Company sold 91 consolidated rental properties consisting of 27,831 apartment units for $6.6 billion, which includes the sale of the Starwood Portfolio described above. The Company also sold one unconsolidated rental property consisting of 336 apartment units for $74.5 million, with the Company's share of the net sales proceeds approximating $12.4 million. In addition, the Company sold three land parcels for $57.5 million during the nine months ended September 30, 2016. The Company currently budgets consolidated rental acquisitions of approximately $250.0 million (all of which have occurred during the nine months ended September 30, 2016) during the year ending December 31, 2016 to be funded with proceeds from rental dispositions. The Company currently budgets consolidated rental dispositions of approximately $6.7 billion ($6.6 billion of which have occurred during the nine months ended September 30, 2016) during the year ending December 31, 2016, which includes the sale of the Starwood Portfolio and the other 2016 dispositions discussed above.

The Company has been reducing its development spending and starts in response to high land prices and low projected returns on investment. During the nine months ended September 30, 2016, the Company started construction on one project representing 222 apartment units totaling approximately $88.0 million of development costs and substantially completed construction on four projects representing 1,900 apartment units totaling approximately $914.1 million of development costs. The Company currently budgets no additional development starts in 2016. We currently budget spending approximately $550.0 million on development costs during the year ending December 31, 2016. We currently expect to spend approximately $275.0 million on development costs for existing (already started) projects during the year ending December 31, 2017. We expect that this capital will be primarily sourced with excess operating cash flow, disposition proceeds, a recently completed debt offering (see further discussion below), future debt offerings and borrowings on our revolving credit facility and/or commercial paper program.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In February 2015, the Company entered into a $500.0 million commercial paper program, which allows for daily, weekly or monthly borrowings at low floating rates of interest. We believe this commercial paper program allows the Company to continue to reduce its already low cost of capital and we generally use the program to replace a portion of the amount that otherwise would have been outstanding under our revolving line of credit. In October 2016, the Company completed a $500.0 million unsecured ten year note offering with a coupon of 2.85% and an all-in effective interest rate of approximately 3.10%. The Company used the proceeds from these offerings for working capital and general corporate purposes. This completes the Company's expected debt offerings for the year ending December 31, 2016.

We believe that cash and cash equivalents, securities readily convertible to cash, current availability on our revolving credit facility and commercial paper program, a recently completed debt offering and disposition proceeds for 2016 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities, existing development projects and special dividends through 2016. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances, property dispositions, joint ventures and cash generated from operations.

Through their lender originator networks, Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”) are significant lenders both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, reductions in their size or the scale of their activities or loss of key personnel could have an impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our secured borrowings. The Company has access to multiple other forms of public and private capital and over time, we would expect that other lenders, including banks, the commercial mortgage-backed securities market and life insurance companies, will become larger sources of secured debt capital to the multifamily market, particularly as it relates to the Company's high quality apartment properties.
The Company anticipates that 2016 same store revenues will increase 3.6% to 3.9% (as compared to the most recent updated guidance range of 3.5% to 4.0% that we first provided in July 2016) and anticipates that 2016 same store NOI will increase 3.8% to 4.1% (as compared to the most recent updated guidance range of 3.75% to 4.25% that we provided in July 2016). The modest decrease in same store NOI guidance from the most recent updated guidance is primarily a result of elevated expenses as discussed further below.

Washington D.C. continues to modestly improve, driven primarily by strong job growth. While new supply levels remain elevated, much of that supply is not located in our submarkets. We expect continued slow improvement and expect to produce same store revenue growth of approximately 1.25% in this market in 2016.

In the New York market, elevated deliveries of new luxury supply in the Upper West Side and Brooklyn submarkets are having an impact on our ability to raise rents as renters trend towards affordability over neighborhood loyalty. While there has been lingering pressure on job growth in the financial services sector, high paying technology jobs continue to migrate to the area, creating job opportunities for our primary demographic. In order to remain competitive with this new supply, we offered rent concessions and increased leasing and advertising expenses throughout the year and will likely continue to do so for the remainder of the year. As a result, we expect to produce same store revenue growth of approximately 1.5% in this market in 2016, down from the 3.75% growth expectation we had at the beginning of the year.

We have a cautious outlook for Boston as the market continues to feel the impact from an elevated level of deliveries of new supply in the downtown and Cambridge submarkets. We expect to produce same store revenue growth of approximately 2.5% for the full year in this market. Absorption has been very favorable and most lease ups of new developments are near completion, creating a window of stability through the end of the year.

Seattle is producing solid rental rate growth. Strong demand is being driven by the continued growth in technology jobs in the market. While new supply remains elevated in this market, the strong job growth has enabled that supply to be fully absorbed without much disruption. Therefore, we would expect Seattle to perform well through 2016, producing same store revenue growth of approximately 6.25%.

San Francisco experienced significant volatility during peak leasing season as certain submarkets have seen elevated levels of new luxury supply combined with slowed job growth in the technology sector. However, the market has shown recent signs of stabilizing. The market still features good demand as evidenced by how our newly completed development projects are leasing up, however, consumers have more choices as new supply continues to be delivered through the rest of this year and into the first half of next year. As a result, we expect to produce same store revenue growth of approximately 6.25% in this market in 2016, down from the 9.5% growth expectation we had at the beginning of the year.

Los Angeles is performing well and is positioned to be one of our best performing markets in 2016. Local supply constraints and very good economic growth in the market are driving strong revenue growth. We expect to produce same store revenue growth of approximately 6.0% in this market in 2016. Our remaining markets in Southern California (Orange County and San Diego) are performing similarly to Los Angeles.

Although occupancy rates remain strong across our portfolio, increased supply in many of our markets causes the Company to anticipate revenue growth in 2017 will be lower than 2016. With occupancies still in the 96% range, demand remains strong, but elevated delivery of new units that are not supported by the necessary job growth will likely cause varying degrees of pricing pressure in the near term and into 2017.
The Company anticipates that 2016 same store expenses will increase 2.8% to 3.2% (as compared to the most recent updated guidance range of 2.5% to 3.0% that we provided in July 2016), significantly impacted by the following items:

•
Increases in real estate taxes are expected to approximate 6.0% for the full year 2016. The anticipated increase in real estate taxes is primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment values and fundamentals, the contractual annual reduction in the benefits of 421-a tax abatements in New York City and a recent adverse legal decision regarding the calculation of property taxes for certain properties in New Jersey;

•
We anticipate same store payroll costs to grow approximately 3.0% in 2016 over 2015 due to an increase in on-site staffing to remain competitive within challenging markets, as well as higher on-site wages due to competition from new properties;

•
We anticipate increased leasing and advertising expenses due primarily to spending on promotional and incentive efforts in San Francisco and New York. This largely consists of gift cards provided to new residents used as a marketing tool in response to competition within these markets; and

•	We expect full year 2016 utility costs to decline approximately 3.5% due to lower commodity costs and a milder winter in the Northeast.

The Company expects total overhead costs (property management expense and general and administrative expense) to decline slightly in 2016 over 2015 while it expects total revenues to decline more significantly as a result of the Starwood Transaction and other 2016 dispositions. As certain of the Company's overhead costs are fixed and/or not quickly scalable and the 2016 costs include higher severance as we adjust the size of our platform, the Company anticipates overhead costs as a percentage of total revenues will increase in 2016 as compared to 2015. Longer-term, the Company expects overhead costs as a percentage of total revenues to be more consistent with 2015 results.

We believe that the Company is well-positioned in the long-term as a result of favorable demographics and increasing consumer preferences for the flexibility of rental housing. As of September 30, 2016, the Company's same store occupancy was 96.3% and its total portfolio-wide occupancy was 94.7%. We believe our markets/metro areas will continue to see increased luxury multifamily supply, especially in our urban core locations, and there will continue to be periods of disruption as new development projects lease up. We believe over the longer term that our markets will absorb future supply because of the strong long-term demand in these markets as exhibited by our current high occupancy levels and increasing household formations. We have seen evidence of this in Seattle as elevated levels of new supply have been absorbed and rental rates continue to grow. We also anticipate supply declining in our markets beginning in 2018, with the possible exception of New York, because development lenders have materially reduced their lending activities due to regulatory pressures and concerns over markets being overbuilt.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in our high barrier to entry markets and sell apartment properties located in our low barrier to entry markets during the nine months ended September 30, 2016 as follows:

•	Acquired four consolidated apartment properties consisting of 573 apartment units for $249.3 million at a weighted average Acquisition Cap Rate (see definition below) of 4.8%;

•
Sold 91 consolidated apartment properties consisting of 27,831 apartment units for $6.6 billion, which includes the sale of the Starwood Portfolio consisting of 72 consolidated rental properties containing 23,262 apartment units for $5.365 billion, at a weighted average Disposition Yield (see definition below) of 5.3% and generating an Unlevered IRR (see definition below) of 11.8%;

•	Sold one unconsolidated property consisting of 336 apartments units for $74.5 million (our share of the net sales proceeds approximated $12.4 million), generating a Disposition Yield of 5.6%; and

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

Properties that the Company owned and were stabilized (see definition below) for all of both of the nine months ended September 30, 2016 and 2015 (the "Nine-Month 2016 Same Store Properties"), which represented 71,488 apartment units, and properties that the Company owned and were stabilized for all of both of the quarters ended September 30, 2016 and 2015 (the "Third Quarter 2016 Same Store Properties"), which represented 72,229 apartment units, impacted the Company's results of operations. Both the Nine-Month 2016 Same Store Properties and the Third Quarter 2016 Same Store Properties are discussed in the following paragraphs.

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the nine months and quarter ended September 30, 2016:

	Nine Months Ended		Quarter Ended
	September 30, 2016		September 30, 2016
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	358	96,286	289	72,781
2014 acquisitions	4	1,011	—	—
2015 acquisitions	—	—	1	202
2016 dispositions	(91)	(27,831)	(8)	(941)
2016 dispositions not yet included in same store	2	396	—	—
Lease-up properties stabilized	7	1,690	1	252
Properties removed from same store (1)	(1)	(71)	(1)	(71)
Other	—	7	—	6
Same Store Properties at September 30, 2016	279	71,488	282	72,229

	Nine Months Ended		Quarter Ended
	September 30, 2016		September 30, 2016
	Properties	Apartment Units	Properties	Apartment Units
Same Store	279	71,488	282	72,229

Non-Same Store:
2016 acquisitions	4	573	4	573
2015 acquisitions	4	625	3	423
Properties removed from same store (1)	2	356	2	356
Master-Leased properties (2)	3	853	3	853
Lease-up properties not yet stabilized (3)	13	3,985	11	3,446
Other	1	1	1	1
Total Non-Same Store	27	6,393	24	5,652
Unconsolidated properties	2	945	2	945
Total Properties and Apartment Units	308	78,826	308	78,826
Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)
Includes one property containing 285 apartment units (Playa Pacifica in Hermosa Beach, California) which was removed from the same store portfolio in 2015 due to a major renovation in which significant portions of the property were taken offline for extended time periods and one property containing 71 apartment units (Acton Courtyard in Berkeley, California) which was removed from the same store portfolio in 2016 due to an affordable housing dispute which required significant portions of the property to be vacant for an extended releasing period. As of September 30, 2016, Playa Pacifica had an occupancy of only 63.0% and Acton Courtyard had an occupancy of 67.6%. These properties will not return to the same store portfolio until they are stabilized for all of the current and comparable periods presented.

(2)
Includes three properties containing 853 apartment units that are owned by the Company but the entire projects are master leased to a third party corporate housing provider and the Company earns monthly net rental income.

(3)	Includes properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the nine months and quarters ended September 30, 2016 and 2015. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015

For the nine months ended September 30, 2016, the Company reported diluted earnings per share/unit of $10.92 compared to $1.80 per share/unit for the same period of 2015. The difference is primarily due to approximately $3.6 billion in higher gains on property sales and lower depreciation expense in 2016 compared to the same period in 2015 as a direct result of the significant sales activity in 2016, partially offset by significantly higher debt extinguishment costs in 2016 compared to 2015.

For the nine months ended September 30, 2016, income from continuing operations increased approximately $3.5 billion when compared to the nine months ended September 30, 2015. The increase in continuing operations is discussed below.

For the nine months ended September 30, 2016, consolidated rental income decreased 10.7%, consolidated operating expenses (comprising of property and maintenance and real estate taxes and insurance) decreased 11.4% and consolidated NOI decreased 10.4% when compared to the nine months ended September 30, 2015. The declines are all primarily a result of the Company's significant disposition activity in 2016.

Revenues from the Nine-Month 2016 Same Store Properties increased $63.7 million primarily as a result of an increase in average rental rates charged to residents. Expenses from the Nine-Month 2016 Same Store Properties increased $11.7 million primarily as a result of an increase in real estate taxes, on-site payroll costs and leasing and advertising expenses, partially offset by lower utility costs. The following tables provide comparative same store results and statistics for the Nine-Month 2016 Same Store Properties:

September YTD 2016 vs. September YTD 2015
Same Store Results/Statistics for 71,488 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
				Average Rental Rate (1)
					Physical Occupancy (2)
Description	Revenues	Expenses	NOI			Turnover (3)
YTD 2016	$1,647,480	$484,643	$1,162,837	$2,562	96.1%	43.0%
YTD 2015	$1,583,810	$472,930	$1,110,880	$2,463	96.1%	42.9%
Change	$63,670	$11,713	$51,957	$99	0.0%	0.1%
Change	4.0%	2.5%	4.7%	4.0%
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

The following table provides comparative same store operating expenses for the Nine-Month 2016 Same Store Properties:

September YTD 2016 vs. September YTD 2015
Same Store Operating Expenses for 71,488 Same Store Apartment Units
$ in thousands

	Actual YTD 2016	Actual YTD 2015	$ Change	% Change	% of Actual YTD 2016 Operating Expenses
Real estate taxes	$200,022	$188,669	$11,353	6.0%	41.3%
On-site payroll (1)	109,028	106,079	2,949	2.8%	22.5%
Utilities (2)	67,836	72,091	(4,255)	(5.9%)	14.0%
Repairs and maintenance (3)	63,126	62,534	592	0.9%	13.0%
Insurance	12,910	12,440	470	3.8%	2.7%
Leasing and advertising	7,518	6,351	1,167	18.4%	1.5%
Other on-site operating expenses (4)	24,203	24,766	(563)	(2.3%)	5.0%

Same store operating expenses	$484,643	$472,930	$11,713	2.5%	100.0%
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

The following table presents reconciliations of rental income, operating expenses and NOI for the Nine-Month 2016 Same Store Properties to rental income, operating expenses and NOI per the consolidated statements of operations and comprehensive income and NOI to operating income per the consolidated statements of operations and comprehensive income:

	Nine Months Ended September 30,
	2016	2015
	(Amounts in thousands)
Rental income:
Same store	$1,647,480	$1,583,810
Non-same store	169,480	451,549
Total rental income	1,816,960	2,035,359

Operating expenses:
Same store	484,643	472,930
Non-same store	63,999	146,531
Total operating expenses	548,642	619,461

NOI:
Same store	1,162,837	1,110,880
Non-same store	105,481	305,018
Total NOI	1,268,318	1,415,898

Adjustments:
Fee and asset management revenue	3,351	6,413
Property management	(64,003)	(64,651)
General and administrative	(47,408)	(50,618)
Depreciation	(528,242)	(584,862)
Operating income	$632,016	$722,180

For properties that the Company acquired or completed that were stabilized prior to January 1, 2015 and that the Company expects to continue to own through December 31, 2016, the Company anticipates the following same store results for the full year ending December 31, 2016:

2016 Same Store Assumptions
Physical occupancy	96.0%
Revenue change	3.60% to 3.90%
Expense change	2.80% to 3.20%
NOI change	3.80% to 4.10%

The Company anticipates consolidated rental acquisitions of $250.0 million and consolidated rental dispositions of $6.7 billion (which includes the sale of the Starwood Portfolio and 2016 dispositions discussed above) and expects that the Acquisition Cap Rate will be 0.60% lower than the Disposition Yield for the full year ending December 31, 2016.

These 2016 assumptions are based on current expectations and are forward-looking.

Non-same store NOI results decreased approximately $199.5 million compared to the same period in 2015 and consist primarily of properties acquired in calendar years 2015 and 2016, operations from the Company’s development properties and operations prior to disposition from 2016 sold properties (including the Starwood Portfolio). This decrease primarily resulted from:

•	The lost NOI from 2015 and 2016 dispositions of $240.0 million;

•	A decrease in operating activities from other miscellaneous properties (including three master-leased properties) of $1.5 million;

•	A decrease in operating activities from other miscellaneous operations; and

•	A partial offset from development and newly stabilized development properties in lease-up of $35.5 million and operating properties acquired in 2015 and 2016 of $12.0 million.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues decreased approximately $3.1 million or 47.7% primarily as a result of lower revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force Base due to the sale of the Company's entire interest in the management contracts and related rights associated with these ventures in the second quarter of 2016 as well as lower fees earned on management of the Company's unconsolidated joint ventures.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $0.6 million or 1.0%. This decrease is primarily attributable to a decrease in payroll-related costs, partially offset by increases in computer operations costs, education conference fees and office rent. The Company anticipates that property management expenses will approximate $82.0 million to $84.0 million for the year ending December 31, 2016. The above assumption is based on current expectations and is forward-looking.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $3.2 million or 6.3% primarily due to a decrease in payroll-related costs, partially offset by an increase in office rent. The Company anticipates that general and administrative expenses will approximate $57.0 million to $58.0 million for the year ending December 31, 2016, inclusive of approximately $4.0 million of severance costs but excluding charges of approximately $1.4 million related to the Company's current executive compensation program. The above assumption is based on current expectations and is forward-looking.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, decreased approximately $56.6 million or 9.7% primarily as a result of no depreciation or a partial period of depreciation expense during the nine months ended September 30, 2016 related to the significant property sales in 2016 (including the Starwood Portfolio), partially offset by additional depreciation expense on properties acquired in 2016 and development properties placed in service.

Interest and other income from continuing operations increased approximately $58.2 million primarily due to the approximate $52.4 million gain from the sale of the Company's entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord and approximate $6.0 million gain from the sale of 421-a real estate tax certificates during the nine months ended September 30, 2016, neither of which occurred in 2015. The Company anticipates that interest and other income will approximate $3.8 million to $4.0 million for the year ending December 31, 2016, excluding the gain on sale discussed above and certain other adjustments. The above assumption is based on current expectations and is forward-looking.

Other expenses from continuing operations increased approximately $11.6 million primarily due to increases in litigation/environmental reserve and/or settlement costs, property acquisition costs incurred in conjunction with the Company's 2016 acquisitions and the expensing of overhead (pursuit cost write-offs) as a result of fewer new development opportunities.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $54.6 million or 16.0% primarily as a result of prepayment penalties and debt extinguishment costs associated with the repayment of approximately $1.7 billion in debt principal prior to scheduled maturity, partially offset by lower interest expense as a result of these repayments. During the nine months ended September 30, 2016, the Company capitalized interest costs of approximately $41.7 million as compared to $45.8 million for the nine months ended September 30, 2015. This capitalization of interest relates to consolidated projects under development. The effective interest cost on all indebtedness for the nine months ended September 30, 2016 was 4.69% as compared to 4.74% for the nine months ended September 30, 2015. The Company anticipates that interest expense from continuing operations, excluding debt extinguishment costs/prepayment penalties, will approximate $361.8 million to $365.8 million and capitalized interest will approximate $50.0 million to $52.0 million for the year ending December 31, 2016. The above assumptions are based on current expectations and are forward-looking.

Income and other tax expense from continuing operations increased approximately $0.5 million or 70.3% primarily due to increases in various state and local taxes related to the Company's elevated disposition activity in 2016 vs. 2015. The Company anticipates that income and other tax expense will approximate $1.5 million to $2.0 million for the year ending December 31, 2016. The above assumption is based on current expectations and is forward-looking.

Income from investments in unconsolidated entities decreased by $8.5 million or 59.4% primarily due to $18.6 million in favorable litigation settlements which occurred during the nine months ended September 30, 2015, partially offset by the gain on the sale of one unconsolidated apartment property which occurred during the nine months ended September 30, 2016.

Net gain on sales of real estate properties increased approximately $3.6 billion as a result of the sale of 91 consolidated apartment properties (including the Starwood Portfolio) during the nine months ended September 30, 2016 as compared to only seven consolidated apartment property sales during the nine months ended September 30, 2015, all of which did not meet the new criteria for reporting discontinued operations. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels increased $15.8 million due to the gain on sale of three land parcels during the nine months ended September 30, 2016 as compared to no land sales during the nine months ended September 30, 2015.

Discontinued operations, net decreased approximately $0.2 million or 64.6% between the periods under comparison primarily due to the timing of trailing activity for properties sold in 2013 and prior years. The Company adopted the new discontinued operations standard effective January 1, 2014 and as a result, none of the properties sold during the nine months ended September 30, 2016 and 2015 met the new criteria for reporting discontinued operations.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Comparison of the quarter ended September 30, 2016 to the quarter ended September 30, 2015

For the quarter ended September 30, 2016, the Company reported diluted earnings per share/unit of $0.56 compared to $0.53 per share/unit for the same period of 2015. The difference is primarily due to approximately $23.1 million in higher gains on property sales in the third quarter of 2016 compared to the same period in 2015 and lower depreciation expense in the third quarter of 2016 compared to the same period in 2015 as a direct result of the significant sales activity in 2016.

For the quarter ended September 30, 2016, income from continuing operations increased approximately $11.9 million or 5.8% when compared to the quarter ended September 30, 2015. The increase in continuing operations is discussed below.

For the quarter ended September 30, 2016, consolidated rental income decreased 12.7%, consolidated operating expenses (comprising of property and maintenance and real estate taxes and insurance) decreased 10.5% and consolidated NOI decreased 13.7% when compared to the quarter ended September 30, 2015. The declines are all primarily a result of the Company's significant disposition activity in 2016.

Revenues from the Third Quarter 2016 Same Store Properties increased $18.6 million primarily as a result of an increase in average rental rates charged to residents and a decrease in turnover. Expenses from the Third Quarter 2016 Same Store Properties increased $9.4 million primarily as a result of increases in real estate taxes, on-site payroll costs and leasing and advertising costs. The following tables provide comparative same store results and statistics for the Third Quarter 2016 Same Store Properties:

Third Quarter 2016 vs. Third Quarter 2015
Same Store Results/Statistics for 72,229 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
				Average Rental Rate (1)
					Physical Occupancy (2)
Description	Revenues	Expenses	NOI			Turnover (3)
Q3 2016	$563,892	$168,706	$395,186	$2,602	96.0%	17.5%
Q3 2015	$545,281	$159,343	$385,938	$2,516	96.2%	17.9%
Change	$18,611	$9,363	$9,248	$86	(0.2%)	(0.4%)
Change	3.4%	5.9%	2.4%	3.4%
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

The following table provides comparative same store operating expenses for the Third Quarter 2016 Same Store Properties:

Third Quarter 2016 vs. Third Quarter 2015
Same Store Operating Expenses for 72,229 Same Store Apartment Units
$ in thousands

	Actual Q3 2016	Actual Q3 2015	$ Change	% Change	% of Actual Q3 2016 Operating Expenses
Real estate taxes	$68,753	$63,565	$5,188	8.2%	40.7%
On-site payroll (1)	38,240	35,557	2,683	7.5%	22.7%
Utilities (2)	23,480	23,901	(421)	(1.8%)	13.9%
Repairs and maintenance (3)	23,049	22,098	951	4.3%	13.7%
Insurance	4,359	4,211	148	3.5%	2.6%
Leasing and advertising	3,380	2,254	1,126	50.0%	2.0%
Other on-site operating expenses (4)	7,445	7,757	(312)	(4.0%)	4.4%

Same store operating expenses	$168,706	$159,343	$9,363	5.9%	100.0%
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

The following table presents reconciliations of rental income, operating expenses and NOI for the Third Quarter 2016 Same Store Properties to rental income, operating expenses and NOI per the consolidated statements of operations and comprehensive income and NOI to operating income per the consolidated statements of operations and comprehensive income:

	Quarter Ended September 30,
	2016	2015
	(Amounts in thousands)
Rental income:
Same store	$563,892	$545,281
Non-same store	41,964	148,964
Total rental income	605,856	694,245

Operating expenses:
Same store	168,706	159,343
Non-same store	16,853	48,002
Total operating expenses	185,559	207,345

NOI:
Same store	395,186	385,938
Non-same store	25,111	100,962
Total NOI	420,297	486,900

Adjustments:
Fee and asset management revenue	218	2,044
Property management	(19,517)	(20,094)
General and administrative	(12,395)	(15,197)
Depreciation	(179,230)	(196,059)
Operating income	$209,373	$257,594

Non-same store NOI results decreased approximately $75.9 million compared to the third quarter of 2015 and consist primarily of properties acquired in calendar years 2015 and 2016, operations from the Company’s development properties and operations prior to disposition from 2016 sold properties (including the Starwood Portfolio). This decrease primarily resulted from:

•	The lost NOI from 2015 and 2016 dispositions of $89.1 million;

•	A decrease in operating activities from other miscellaneous operations; and

•	A partial offset from development and newly stabilized development properties in lease-up of $12.6 million and operating properties acquired in 2015 and 2016 of $4.3 million.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues decreased approximately $1.8 million or 89.3% primarily as a result of lower revenue earned on management of the Company's military housing ventures at Fort Lewis and McChord Air Force Base due to the sale of the Company's entire interest in the management contracts and related rights associated with these ventures in the second quarter of 2016.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $0.6 million or 2.9%. This decrease is primarily attributable to a decrease in payroll-related costs, partially offset by increases in computer operations costs.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $2.8 million or 18.4% primarily due to a decrease in payroll-related costs.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, decreased approximately $16.8 million or 8.6% primarily as a result of no depreciation or a partial period of depreciation expense during the quarter ended September 30, 2016 related to the significant property sales in 2016 (including the Starwood Portfolio), partially offset by additional depreciation expense on properties acquired in 2016 and development properties placed in service.

Interest and other income from continuing operations increased approximately $5.3 million primarily due to an approximate $3.3 million gain from the sale of 421-a real estate tax certificates during the quarter ended September 30, 2016 which did not occur in 2015.

Other expenses from continuing operations increased approximately $9.3 million primarily due to an increase in litigation/environmental reserve and/or settlement costs during the quarter ended September 30, 2016 which did not occur in 2015.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $28.3 million or 24.2% primarily as a result of the repayment of approximately $1.7 billion in debt principal prior to scheduled maturity during the first quarter of 2016. During the quarter ended September 30, 2016, the Company capitalized interest costs of approximately $13.3 million as compared to $15.4 million for the quarter ended September 30, 2015. This capitalization of interest relates to consolidated projects under development. The effective interest cost on all indebtedness for the quarter ended September 30, 2016 was 4.67% as compared to 4.87% for the quarter ended September 30, 2015.

Income and other tax expense from continuing operations increased approximately $0.1 million or 29.5% primarily due to increases in various state and local taxes related to the Company's elevated disposition activity in 2016 vs. 2015.

Income from investments in unconsolidated entities increased by $8.8 million primarily due to the gain on the sale of one unconsolidated apartment property which occurred during the quarter ended September 30, 2016 which did not occur in 2015.

Net gain on sales of real estate properties increased approximately $23.1 million or 34.5% as a result of gains on the sale of eight consolidated apartment properties during the quarter ended September 30, 2016 as compared to only one consolidated apartment property sale during the quarter ended September 30, 2015, all of which did not meet the new criteria for reporting discontinued operations. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels increased $4.0 million due to the gain on sale of one land parcel during the quarter ended September 30, 2016 as compared to no land sales during the quarter ended September 30, 2015.

Discontinued operations, net increased approximately $0.2 million between the periods under comparison primarily due to the timing of trailing activity for properties sold in 2013 and prior years. The Company adopted the new discontinued operations standard effective January 1, 2014 and as a result, none of the properties sold during the quarters ended September 30, 2016 and 2015 met the new criteria for reporting discontinued operations.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of the Operating Partnership. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.
As of January 1, 2016, the Company had approximately $42.3 million of cash and cash equivalents and the amount available on its revolving credit facility was $2.07 billion (net of $45.1 million which was restricted/dedicated to support letters of credit and net of $387.5 million outstanding on the commercial paper program). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company's cash and cash equivalents balance at September 30, 2016 was approximately $517.6 million and the amount available on its revolving credit facility was $2.48 billion (net of $24.6 million which was restricted/dedicated to support letters of credit).
During the nine months ended September 30, 2016, the Company generated proceeds from various transactions, which included the following:

•	Disposed of 91 consolidated rental properties (including the Starwood Portfolio) and three land parcels, receiving net proceeds of approximately $6.6 billion;

•	Disposed of one unconsolidated rental property, receiving net proceeds of approximately $12.4 million;

•
Disposed of its entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord along with the sale of certain 421-a real estate tax certificates, receiving net proceeds of approximately $72.8 million; and

•
Issued approximately 0.7 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $29.7 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the nine months ended September 30, 2016, the above proceeds along with net cash flow from operations and availability on the Company's revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire four consolidated rental properties for approximately $205.9 million in cash;

•	Invest $454.5 million primarily in development projects;

•	Pay a special dividend of $8.00 per share/unit (approximately $3.0 billion) on March 10, 2016 to shareholders/unitholders of record as of March 3, 2016;

•	Repay $571.7 million of mortgage loans and incur a prepayment penalty of approximately $29.5 million;

•	Repay $500.0 million of 5.125% unsecured notes maturing in 2016 and incur a prepayment penalty of approximately $1.4 million;

•	Repay $400.0 million of 5.375% unsecured notes maturing in 2016 and incur a prepayment penalty of approximately $9.5 million;

•	Repay $255.9 million of 5.750% unsecured notes maturing in 2017 and incur a prepayment penalty of approximately $16.5 million;

•	Repay $46.1 million of 7.125% unsecured notes maturing in 2017 and incur a prepayment penalty of approximately $4.6 million;

•	Repay $250.0 million of 4.625% unsecured notes maturing in 2021 and incur a prepayment penalty of approximately $31.6 million; and

•	Repay $48.0 million of 7.570% unsecured notes maturing in 2026 and incur a prepayment penalty of approximately $19.3 million.

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. On July 30, 2013, the Board of Trustees approved an increase to the amount of shares which may be offered under the ATM program to 13.0 million Common Shares and extended the program maturity to July 2016.  On June 29, 2016, the Company further extended the program maturity to June 2019. EQR has not issued any shares under this program since September 14, 2012. Through October 28, 2016, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. Effective July 30, 2013, the Board of Trustees approved an increase and modification to the Company's share repurchase program to allow for the potential repurchase of up to 13.0 million shares. EQR repurchased approximately $1.8 million (31,240 shares at a price of $56.87 per share) of its Common Shares (all related to the vesting of employees' restricted shares) during the quarter ended March 31, 2014. No open market repurchases have occurred since 2008. Effective June 16, 2016, the program was increased to again provide for the repurchase of up to 13.0 million Common Shares. As of October 28, 2016, EQR has authorization to repurchase up to 13.0 million of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of September 30, 2016 are as follows:

Debt Summary as of September 30, 2016
($ in thousands)
	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$4,138,301	48.7%	4.34%	6.7
Unsecured	4,360,486	51.3%	4.54%	10.3
Total	$8,498,787	100.0%	4.44%	8.5

Fixed Rate Debt:
Secured – Conventional	$3,503,487	41.2%	4.95%	5.1
Unsecured – Public	3,904,035	46.0%	4.96%	11.2
Fixed Rate Debt	7,407,522	87.2%	4.96%	8.3

Floating Rate Debt:
Secured – Conventional	7,041	0.1%	0.50%	15.6
Secured – Tax Exempt	627,773	7.4%	0.98%	14.5
Unsecured – Public (2)	456,451	5.3%	1.22%	2.8
Unsecured – Revolving Credit Facility	—	—	1.34%	1.5
Unsecured – Commercial Paper Program (3)	—	—	0.96%	—

Floating Rate Debt	1,091,265	12.8%	1.07%	9.9
Total	$8,498,787	100.0%	4.44%	8.5

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the nine months ended September 30, 2016.

(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(3)	As of September 30, 2016, there was no commercial paper outstanding.
Note: The Company capitalized interest of approximately $41.7 million and $45.8 million during the nine months ended September 30, 2016 and 2015, respectively. The Company capitalized interest of approximately $13.3 million and $15.4 million during the quarters ended September 30, 2016 and 2015, respectively.
Note: The Company recorded approximately $18.9 million and $5.8 million of net debt discount/deferred derivative settlement amortization as additional interest expense during the nine months ended September 30, 2016 and 2015, respectively. The Company recorded approximately $5.1 million and $2.7 million of net debt discount/deferred derivative settlement amortization as additional interest expense during the quarters ended September 30, 2016 and 2015, respectively.

Debt Maturity Schedule as of September 30, 2016
($ in thousands)
Year	Fixed Rate (1)	Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2016	$1,938	$—	$1,938	0.0%	4.68%	4.68%
2017	605,397	388	605,785	7.0%	6.19%	6.18%
2018	83,695	97,550	181,245	2.1%	5.57%	3.18%
2019	807,680	478,867	1,286,547	15.0%	5.47%	3.89%
2020	1,679,590	686	1,680,276	19.5%	5.49%	5.49%
2021	946,257	725	946,982	11.0%	4.63%	4.63%
2022	266,447	766	267,213	3.1%	3.27%	3.26%
2023	1,327,965	809	1,328,774	15.5%	3.74%	3.74%
2024	2,498	854	3,352	0.0%	4.97%	3.94%
2025	452,625	903	453,528	5.3%	3.38%	3.38%
2026+	1,271,816	575,470	1,847,286	21.5%	4.76%	3.55%
Subtotal	7,445,908	1,157,018	8,602,926	100.0%	4.79%	4.29%
Deferred Financing Costs	(30,658)	(9,272)	(39,930)	N/A	N/A	N/A
Premium/(Discount)	(7,728)	(56,481)	(64,209)	N/A	N/A	N/A
Total	$7,407,522	$1,091,265	$8,498,787	100.0%	4.79%	4.29%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of September 30, 2016.
The following table provides a summary of the Company’s unsecured debt as of September 30, 2016:

Unsecured Debt Summary as of September 30, 2016
($ in thousands)

	Interest Rate	Due Date	Amount
Fixed Rate Notes:
	5.750%	06/15/17	$394,077
	7.125%	10/15/17	103,898
	4.750%	07/15/20	600,000
	4.625%	12/15/21	750,000
	3.000%	04/15/23	500,000
	3.375%	06/01/25	450,000
	7.570%	08/15/26	92,025
	4.500%	07/01/44	750,000
	4.500%	06/01/45	300,000
Deferred Financing Costs and Unamortized (Discount)			(35,965)
			3,904,035
Floating Rate Notes:
	(1)	07/01/19	450,000
Fair Value Derivative Adjustments	(1)	07/01/19	8,218
Deferred Financing Costs and Unamortized (Discount)			(1,767)
			456,451

Line of Credit and Commercial Paper:
Revolving Credit Facility (2) (3)	LIBOR+0.95%	04/02/18	—
Commercial Paper Program (2) (4)			—
			—

Total Unsecured Debt			$4,360,486

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)	Facility/program is private. All other unsecured debt is public.

(3)
The interest rate on advances under the $2.5 billion revolving credit facility maturing April 2, 2018 will generally be LIBOR plus a spread (currently 0.95%) and an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. As of September 30, 2016, there was approximately $2.48 billion available on this facility (net of $24.6 million which was restricted/dedicated to support letters of credit).

(4)
The Company may borrow up to a maximum of $500.0 million on the commercial paper program subject to market conditions. The notes bear interest at various floating rates with a weighted average of 0.96% for the nine months ended September 30, 2016. No amounts were outstanding at September 30, 2016.

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

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2016 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of September 30, 2016
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,138,301	48.7%
Unsecured Debt			4,360,486	51.3%
Total Debt			8,498,787	100.0%	25.8%
Common Shares (includes Restricted Shares)	365,657,065	96.2%
Units (includes OP Units and Restricted Units)	14,627,745	3.8%
Total Shares and Units	380,284,810	100.0%
Common Share Price at September 30, 2016	$64.33
			24,463,722	99.8%
Perpetual Preferred Equity (see below)			37,280	0.2%
Total Equity			24,501,002	100.0%	74.2%
Total Market Capitalization			$32,999,789		100.0%

Equity Residential
Perpetual Preferred Equity as of September 30, 2016
(Amounts in thousands except for share and per share amounts)

Series	Redemption Date	Outstanding Shares	Liquidation Value	Annual Dividend Per Share	Annual Dividend Amount
Preferred Shares:
8.29% Series K	12/10/26	745,600	$37,280	$4.145	$3,091
Total Perpetual Preferred Equity		745,600	$37,280		$3,091

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of September 30, 2016 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of September 30, 2016
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,138,301	48.7%
Unsecured Debt		4,360,486	51.3%
Total Debt		8,498,787	100.0%	25.8%
Total outstanding Units	380,284,810
Common Share Price at September 30, 2016	$64.33
		24,463,722	99.8%
Perpetual Preference Units (see below)		37,280	0.2%
Total Equity		24,501,002	100.0%	74.2%
Total Market Capitalization		$32,999,789		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of September 30, 2016
(Amounts in thousands except for unit and per unit amounts)

Series	Redemption Date	Outstanding Units	Liquidation Value	Annual Dividend Per Unit	Annual Dividend Amount
Preference Units:
8.29% Series K	12/10/26	745,600	$37,280	$4.145	$3,091
Total Perpetual Preference Units		745,600	$37,280		$3,091
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

The Company has a flexible dividend policy which it believes will generate payouts closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. Beginning in 2014, the Company began paying its annual dividend based on 65% of the midpoint of the range of Normalized FFO guidance customarily provided as part of the Company's fourth quarter earnings release. The Company expects the 2016 annual dividend payout will be $2.015 per share/unit and the Company intends to pay four quarterly dividends of $0.50375 per share/unit in 2016. The Company's anticipated 2016 regular annual dividend will decrease by approximately 8.8% as compared to the $2.21 per share/unit for 2015 due to the large property sales described above. In addition to the regular quarterly dividends, the Company paid two special dividends to its shareholders and holders of OP Units of $11.00 per share/unit in the aggregate. The Company paid special dividends of $8.00 per share/unit (approximately $3.0 billion) on March 10, 2016 and $3.00 per share/unit (approximately $1.1 billion) on October 14, 2016. All future dividends remain subject to the discretion of the Board of Trustees. The above assumptions are based on current expectations and are forward-looking.

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

The Company also expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes, line of credit and commercial paper program. Of the $25.4 billion in investment in real estate on the Company’s balance sheet at September 30, 2016, $18.7 billion or 73.7% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

ERPOP's long-term senior debt ratings and short-term commercial paper ratings as well as EQR's long-term preferred equity ratings as of October 28, 2016 are as follows:

	Standard & Poor's	Moody's	Fitch
ERPOP's long-term senior debt rating	A-	Baa1 (1)	A-

ERPOP's short-term commercial paper rating	A-2	P-2	F-2

EQR's long-term preferred equity rating	BBB	Baa2 (2)	BBB

(1)	Moody's rated ERPOP's long-term senior debt with a positive outlook.

(2)	Moody's rated EQR's long-term preferred equity with a positive outlook.

The long-term ratings listed above were reaffirmed following the Company's announcement of the Starwood Transaction and other 2016 dispositions. EQR does not have short-term ratings.

On January 11, 2013, the Company replaced its existing $1.75 billion facility with a $2.5 billion unsecured revolving credit facility maturing April 2, 2018. The Company has the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.95%) and the Company pays an annual facility fee (currently 15 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt.
On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million on this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. As of October 28, 2016, the amount outstanding on the commercial paper program was $220.0 million.

As of October 28, 2016, the amount available on the revolving credit facility was $2.26 billion (net of $24.6 million which was restricted/dedicated to support letters of credit and net of $220.0 million outstanding on the commercial paper program). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to September 30, 2016.

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

For the nine months ended September 30, 2016, our actual improvements to real estate totaled approximately $124.6 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Nine Months Ended September 30, 2016

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements (3)	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (4)	71,488	$57,224	$801	$55,290	$773	$112,514	$1,574
Non-Same Store Properties (5)	6,393	3,278	669	5,987	1,221	9,265	1,890
Other (6)	—	1,985		787		2,772
Total	77,881	$62,487		$62,064		$124,551

(1)	Total Apartment Units – Excludes 945 unconsolidated apartment units for which capital expenditures to real estate are self-funded and do not consolidate into the Company's results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $35.9 million spent during the nine months ended September 30, 2016 on apartment unit renovations/rehabs (primarily kitchens and baths) on approximately 3,200 same store apartment units (equating to approximately $11,000 per apartment unit rehabbed) designed to reposition these units for higher rental levels in their respective markets.

(3)
Building Improvements – Includes roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)	Same Store Properties – Primarily includes all properties acquired or completed that are stabilized prior to January 1, 2015, less properties subsequently sold.

(5)
Non-Same Store Properties – Primarily includes all properties acquired during 2015 and 2016, plus any properties in lease-up and not stabilized as of January 1, 2015. Per apartment unit amounts are based on a weighted average of 4,904 apartment units.

(6)	Other – Primarily includes expenditures for properties sold and properties under development.

Based on the approximately 70,000 apartment units expected to be included in same store properties at December 31, 2016, the Company estimates that during 2016 it will spend approximately $2,300 per apartment unit of capital expenditures, inclusive of apartment unit renovation/rehab costs, or $1,600 per apartment unit excluding apartment unit renovation/rehab costs. In 2016, the Company expects to spend approximately $50.0 million for all unit renovation/rehab costs (primarily on same store properties and primarily on kitchens and baths) at a weighted average cost of $11,000 per apartment unit rehabbed. These anticipated amounts represent a relatively constant amount as a percentage of rental revenues, an increase in the cost per unit over 2015, but a decline in the absolute dollar amounts, which is primarily driven by the Company's more valuable urban apartment footprint. We will continue to create value from our properties by doing those rehabs that meet our investment parameters. The above assumptions are based on current expectations and are forward-looking.

During the nine months ended September 30, 2016, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $4.5 million. The Company expects to fund approximately $0.1 million in total non-real estate capital additions for the remainder of 2016. These fundings represent an increase from the Company's original expectations, which is primarily driven by the implementation of new systems throughout the year. The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2016.

Other

Total distributions paid in October 2016 amounted to $1.3 billion (excluding distributions on Partially Owned Properties), which included certain distributions (and a special dividend) declared during the third quarter ended September 30, 2016.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has various unconsolidated interests in certain joint ventures. The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its consolidated operating and/or other activities.

Operating Properties

The Company has a 75% equity interest in the Wisconsin Place joint venture. The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities. The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components. The joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility. At September 30, 2016, the basis of this investment was $47.5 million. The joint venture, as a limited partner, does not have substantive kick-out or participating rights in the entity. As a result, the entity qualifies as a VIE. The joint venture does not have a controlling financial interest in the VIE and is not the VIE's primary beneficiary. The joint venture does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures. The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and the Company's interest had a basis of $5.3 million at September 30, 2016. The Domain joint venture owns a 444 unit apartment property located in San Jose, California and the Company's interest had a basis of $9.5 million at September 30, 2016. Nexus Sawgrass and Domain were completed and stabilized during the quarters ended September 30, 2014 and March 31, 2015, respectively. Construction on both properties was predominantly funded with long-term, non-recourse secured loans from the partner. The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021. The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the properties and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing operations. As a result, the entities do not qualify as VIEs. The Company alone does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance and as a result, the entities are unconsolidated and recorded using the equity method of accounting. The Company currently has no further funding obligations related to these properties.

Other

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by its joint venture partner. The Company's initial investment was $147.6 million and the Company's basis at September 30, 2016 was a net obligation of $1.4 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Residual JV that most significantly impact the Residual JV's economic performance and as a result, the Residual JV is unconsolidated and recorded using the equity method of accounting. The Residual JV has sold all of the real estate assets that were acquired as part of the acquisition of Archstone, including all of the German assets, and is in the process of winding down all remaining activities.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. At September 30, 2016, the remaining preferred interests had an aggregate liquidation value of $41.3 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by its joint venture partner. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Legacy JV that most significantly impact the Legacy JV's economic performance and as a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

As of September 30, 2016, the Company has seven wholly owned projects totaling 2,305 apartment units in various stages of development with estimated completion dates ranging through December 31, 2018, as well as other completed development projects that are in various stages of lease up or are stabilized. See also Note 12 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company's development projects.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.

As a result of the significant debt extinguishments which were completed in the first half of 2016 using proceeds from the Starwood Transaction and other 2016 dispositions, the Company’s contractual obligations for the next five years and thereafter have changed materially from the amounts and disclosures included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2015 and are summarized below as of September 30, 2016:

Payments Due by Year (in thousands)
Contractual Obligations	Remaining 2016	2017	2018	2019	2020	2021	Thereafter	Total
Debt:
Principal (a)	$1,938	$605,785	$181,245	$1,286,547	$1,680,276	$946,982	$3,796,014	$8,498,787
Interest (b)	92,537	354,107	317,163	269,951	209,994	176,193	1,428,651	2,848,596
Operating Leases:
Minimum Rent Payments (c)	3,961	15,759	15,750	15,605	15,196	14,954	826,132	907,357
Other Long-Term Liabilities:
Deferred Compensation (d)	243	1,387	1,723	1,128	1,079	1,079	4,383	11,022
Total	$98,679	$977,038	$515,881	$1,573,231	$1,906,545	$1,139,208	$6,055,180	$12,265,762

(a)	Amounts include aggregate principal payments only.

(b)
Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at September 30, 2016 and inclusive of capitalized interest. For floating rate debt, the current rate in effect for the most recent payment through September 30, 2016 is assumed to be in effect through the respective maturity date of each instrument.

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

During the nine months ended September 30, 2016 and 2015, the Company capitalized $14.5 million and $17.1 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the nine months and quarters ended September 30, 2016 and 2015:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2016	2015	2016	2015
Net income	$4,177,723	$694,298	$217,492	$205,456
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,368)	(2,473)	(823)	(986)
Preferred/preference distributions	(2,318)	(2,557)	(773)	(833)
Premium on redemption of Preferred Shares/Preference Units	—	(2,789)	—	—
Net income available to Common Shares and Units / Units	4,173,037	686,479	215,896	203,637

Adjustments:
Depreciation	528,242	584,862	179,230	196,059
Depreciation – Non-real estate additions	(3,932)	(3,767)	(1,297)	(1,243)
Depreciation – Partially Owned Properties	(2,896)	(3,248)	(953)	(1,086)
Depreciation – Unconsolidated Properties	3,606	3,688	1,139	1,231
Net (gain) on sales of unconsolidated entities – operating assets	(8,841)	(100)	(8,841)	(100)
Net (gain) on sales of real estate properties	(3,870,871)	(295,692)	(90,036)	(66,939)
Discontinued operations:
Net (gain) on sales of discontinued operations	(43)	—	(28)	—
FFO available to Common Shares and Units / Units (1) (3) (4)	818,302	972,222	295,110	331,559
Adjustments:
Asset impairment and valuation allowances	—	—	—	—
Property acquisition costs and write-off of pursuit costs	5,487	(13,947)	1,228	943
Debt extinguishment (gains) losses, including prepayment penalties, preferred
share/preference unit redemptions and non-cash convertible debt discounts	120,276	4,501	112	3,032
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(74,256)	(728)	(7,378)	72
Other miscellaneous items	7,221	2,701	8,118	4,880
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$877,030	$964,749	$297,190	$340,486

FFO (1) (3)	$820,620	$977,568	$295,883	$332,392
Preferred/preference distributions	(2,318)	(2,557)	(773)	(833)
Premium on redemption of Preferred Shares/Preference Units	—	(2,789)	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$818,302	$972,222	$295,110	$331,559

Normalized FFO (2) (3)	$879,348	$967,306	$297,963	$341,319
Preferred/preference distributions	(2,318)	(2,557)	(773)	(833)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$877,030	$964,749	$297,190	$340,486

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

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s mortgage notes payable and unsecured notes were approximately $4.3 billion and $4.7 billion, respectively, at September 30, 2016.

At September 30, 2016, the Company had total outstanding floating rate debt of approximately $1.1 billion, or 12.8% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 11 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $1.1 million. If market rates of interest on all of the floating rate debt permanently decreased by 11 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $1.1 million.

At September 30, 2016, the Company had total outstanding fixed rate debt of approximately $7.4 billion, or 87.2% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 50 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $6.8 billion. If market rates of interest permanently decreased by 50 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $8.3 billion.

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

Item 4.    Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of September 30, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
During the third quarter of 2016, the Company completed the implementation of a new human resources/payroll system and a new cash management/debt/treasury system. The Company believes the implementation of these systems constitutes improvements to its internal control over financial reporting.

Except for the preceding changes, there were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:
Effective as of September 30, 2016, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Changes in Internal Control over Financial Reporting:
During the third quarter of 2016, the Operating Partnership completed the implementation of a new human resources/payroll system and a new cash management/debt/treasury system. The Operating Partnership believes the implementation of these systems constitutes improvements to its internal control over financial reporting.

Except for the preceding changes, there were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the third quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland.  The suit alleges that the Company designed and built many of its properties in violation of the accessibility requirements of the Fair Housing Act (“FHA”) and Americans With Disabilities Act (“ADA”).  The suit seeks actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  On March 31, 2016, the Court found that certain features at seven of the Company’s properties do not satisfy the accessibility requirements of the FHA. Based on the current status of the lawsuit at September 30, 2016, the Company established a reserve during the third quarter of 2016 of $5.0 million. While no assurances can be given, the Company does not believe that the suit, if adversely determined, would have a material adverse effect on the Company.
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

(a) Unregistered Common Shares Issued in the Quarter Ended September 30, 2016 - Equity Residential

During the quarter ended September 30, 2016, EQR issued 77,328 Common Shares in exchange for 77,328 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits – See the Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	November 2, 2016	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2016	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	November 2, 2016	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2016	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location

4.1	Form of 2.850% Note due November 1, 2026	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated October 4, 2016, filed on October 7, 2016.

12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

31.1	Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

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
Attached herein.

101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.