Form 10-K
period 2016-12-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2017-02-23
CIK 906107, 931182

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended DECEMBER 31, 2016
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
The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $24.8 billion based upon the closing price on June 30, 2016 of $68.88 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of whom may not be held to be affiliates upon judicial determination.
The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 17, 2017 was 367,097,667.

DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates by reference certain information that will be contained in Equity Residential's Proxy Statement relating to its 2017 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2016, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 96.2% owner of ERP Operating Limited Partnership.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2016 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company's and the Operating Partnership's corporate structure:

Equity Residential
(EQR)
96.2%
Limited Partners
3.8%
Company
ERP Operating Limited Partnership
(ERPOP)
Operating
Partnership
Property owning
entities/subsidiaries

EQR is the general partner of, and as of December 31, 2016 owned an approximate 96.2% ownership interest in, ERPOP. The remaining 3.8% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

The Company is structured as an umbrella partnership REIT (“UPREIT”) and EQR contributes all net proceeds from its various equity offerings to ERPOP. In return for those contributions, EQR receives a number of OP Units (see definition below) in ERPOP equal to the number of Common Shares it has issued in the equity offering. The Company may acquire properties in transactions that include the issuance of OP Units as consideration for the acquired properties. Such transactions may, in certain circumstances, enable the sellers to defer in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales. This is one of the reasons why the Company is structured in the manner shown above. Based on the terms of ERPOP's partnership agreement, OP Units can be exchanged with Common Shares on a one-for-one basis because the Company maintains a one-for-one relationship between the OP Units of ERPOP issued to EQR and the outstanding Common Shares.

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

The Company believes it is important to understand the few differences between EQR and ERPOP in the context of how EQR and ERPOP operate as a consolidated company. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR's primary function is acting as the general partner of ERPOP. EQR also issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, and guarantees certain debt of ERPOP, as disclosed in this report. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity. Except for the net proceeds from equity offerings by EQR, which are contributed to the capital of ERPOP in exchange for additional partnership interests in ERPOP (“OP Units”) (on a one-for-one Common Share per OP Unit basis) or additional preference units in ERPOP (on a one-

for-one preferred share per preference unit basis), the Operating Partnership generates all remaining capital required by the Company's business. These sources include the Operating Partnership's working capital, net cash provided by operating activities, borrowings under its revolving credit facility and/or commercial paper program, the issuance of secured and unsecured debt and equity securities and proceeds received from disposition of certain properties and joint venture interests.

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

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

		PAGE
PART I.
Item 1.	Business	7
Item 1A.	Risk Factors	12
Item 1B.	Unresolved Staff Comments	31
Item 2.	Properties	31
Item 3.	Legal Proceedings	33
Item 4.	Mine Safety Disclosures	33
PART II.
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	34
Item 6.	Selected Financial Data	35
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	38
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	67
Item 8.	Financial Statements and Supplementary Data	68
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	68
Item 9A.	Controls and Procedures	68
Item 9B.	Other Information	69
PART III.
Item 10.	Trustees, Executive Officers and Corporate Governance	70
Item 11.	Executive Compensation	70
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	70
Item 13.	Certain Relationships and Related Transactions, and Trustee Independence	70
Item 14.	Principal Accounting Fees and Services	70
PART IV.
Item 15.	Exhibits and Financial Statement Schedules	71

EX-10.18
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

EQR is the general partner of, and as of December 31, 2016 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of December 31, 2016, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 302 properties located in 10 states and the District of Columbia consisting of 77,458 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	280	72,445
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	17	3,215
Partially Owned Properties – Unconsolidated	2	945
	302	77,458

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates property management offices in each of its six core coastal markets. As of December 31, 2016, the Company had approximately 2,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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
We seek to maximize the income and capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property operations and appreciation. We are focused on the six coastal markets of Boston, New York, Washington D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle. These markets generally feature one or more of the following characteristics that allow us to increase rents:

▪	High home ownership costs;

▪	Strong economic growth leading to job growth and household formation, which in turn leads to high demand for our apartments;

▪	Urban core and high-density suburban locations with an attractive quality of life leading to high resident demand and retention;

▪	Favorable demographics contributing to a larger pool of target residents with a high propensity to rent apartments; and

▪	Higher barriers to entry where, because of land scarcity or government regulation, it is typically more difficult or costly to build new apartment properties, creating limits on new supply.
We believe our strategy also capitalizes on the increasing preference of renters of all ages to live in the urban core of cities or dense suburban locations near transit, entertainment and cultural amenities. Millennials, the 83 million people between ages 18 and 34, are a prime apartment rental demographic. Reports also show a growing trend among aging Baby Boomers, a demographic of more than 76 million people between the ages of 53 and 71, toward apartment rentals. We believe that both groups appreciate the locational values described above as well as the flexibility that rental apartments offer.
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

Over the past several years, the Company has done an extensive repositioning of its portfolio into urban and highly walkable, close-in suburban assets. Since 2005, the Company has sold nearly 198,000 apartment units primarily located in the less dense portions of suburban markets for an aggregate sales price of approximately $23.5 billion, acquired nearly 69,000 apartment units primarily located in urban and high-density suburban markets for approximately $20.0 billion and began approximately $5.7 billion of development projects primarily located in urban and high-density suburban markets. We are currently seeking to acquire and develop assets in the following six core coastal metropolitan areas: Boston, New York, Washington D.C., Southern California, San Francisco and Seattle. The sale of the Starwood Portfolio (as defined below) combined with the other 2016 dispositions has resulted in the Company's exit from the South Florida, Denver and New England (excluding Boston) markets and has substantially completed the Company's portfolio transformation which started approximately ten years ago. See further discussion below regarding the Company's 2016 disposition activity.
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

We have a commitment to sustainability and consider the environmental impacts of our business activities. Sustainability and social responsibility are key drivers of our focus on creating the best apartment communities for residents to live, work and play. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban and close-in suburban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. The Company was named the 2016 Global Residential Listed Sector Leader in Sustainability by GRESB, a globally recognized analysis of the sustainability indicators of more than 750 real estate portfolios worldwide. The Company was also recently awarded the Residential Leader in the Light award for sustainability by the National Association of Real Estate Investment Trusts ("NAREIT"). For additional information regarding our sustainability efforts, see our December 2016 Corporate Social Responsibility and Sustainability Report at our website, www.equityapartments.com. For 2017, we continue to have an express company-wide goal regarding enhanced sustainability efforts. Employees, including our executives, will have their performance against our various social responsibility goals evaluated as part of our annual performance review process.

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

Starwood Transaction

Following the approval by the Company's Board of Trustees, the Company executed an agreement with controlled affiliates of Starwood Capital Group ("Starwood") on October 23, 2015 to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion (the "Starwood Transaction" or "Starwood Portfolio"). On January 26 and 27, 2016, the Company closed on the sale of the entire portfolio described above. The sale of the Starwood Portfolio, combined with the other 2016 dispositions, has resulted in the Company's exit from the South Florida, Denver and New England (excluding Boston) markets and has substantially completed the Company's portfolio transformation which started approximately ten years ago. These sales have narrowed the Company's focus, which is now entirely directed towards our six coastal markets. We believe the assets sold will have lower long-term returns (as compared to investments in our six coastal markets) and that we sold them for prices that are favorable. Given the strong demand for multifamily assets in our six coastal markets from institutional investors and the challenge in recycling $6.8 billion of capital in this competitive marketplace, the Company believed the best risk-adjusted use of the sale proceeds was to distribute a portion to our shareholders and use the remainder to repay outstanding debt (see further discussion below).

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

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s and the Operating Partnership's Capital Structure charts as of December 31, 2016.

Major Debt and Equity Activities for the Years Ended December 31, 2016, 2015 and 2014

During 2016:

•	The Company repaid $440.8 million of 6.256% mortgage debt held in a Fannie Mae loan pool maturing in 2017 and incurred a prepayment penalty of approximately $29.3 million;

•	The Company repaid $65.5 million of various tax-exempt mortgage bonds maturing in 2026 through 2037 and incurred a prepayment penalty of approximately $0.2 million

•	The Company repaid $75.9 million of conventional fixed-rate mortgage loans and incurred prepayment penalties of approximately $2.2 million;

•	The Company repaid $0.9 million of conventional floating-rate mortgage loans;

•	The Company repaid $8.5 million of scheduled principal repayments on various mortgage debt;

•	The Company assumed $43.4 million of mortgage debt on one acquired property;

•
The Company repaid $228.9 million of 5.125% unsecured notes maturing in 2016 and incurred a prepayment penalty of approximately $1.4 million and repaid the remaining $271.1 million of 5.125% unsecured notes at maturity;

•	The Company repaid $400.0 million of 5.375% unsecured notes maturing in 2016 and incurred a prepayment penalty of approximately $9.5 million;

•	The Company repaid $255.9 million of 5.750% unsecured notes maturing in 2017 and incurred a prepayment penalty of approximately $16.5 million;

•	The Company repaid $46.1 million of 7.125% unsecured notes maturing in 2017 and incurred a prepayment penalty of approximately $4.6 million;

•	The Company repaid $250.0 million of 4.625% unsecured notes maturing in 2021 and incurred a prepayment penalty of approximately $31.6 million;

•	The Company repaid $48.0 million of 7.570% unsecured notes maturing in 2026 and incurred a prepayment penalty of approximately $19.3 million;

•
The Company issued $500.0 million of ten-year 2.85% fixed rate public notes, receiving net proceeds of $496.7 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of approximately 3.10% after termination of a forward starting swap in conjunction with the issuance (see Note 9 in the Notes to Consolidated Financial Statements for further discussion);

•	The Company issued 815,044 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $35.8 million; and

•	The Company issued 63,909 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $3.7 million.

During 2015:

•	The Company repaid $368.5 million of mortgage debt;

•	The Company repaid $300.0 million of 6.584% unsecured notes at maturity;

•
The Company issued $450.0 million of ten-year 3.375% fixed rate public notes, receiving net proceeds of $447.5 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 3.81% after termination of various forward starting swaps in conjunction with the issuance (see Note 9 in the Notes to Consolidated Financial Statements for further discussion);

•
The Company issued $300.0 million of thirty-year 4.50% fixed rate public notes, receiving net proceeds of $298.9 million before underwriting fees and other expenses, at an all-in effective interest rate of 4.55%;

•	The Company issued 1,456,363 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $59.5 million;

•	The Company issued 68,462 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $4.4 million; and

•
The Company repurchased and retired 254,400 of its Series K Cumulative Redeemable Preferred Shares with a par value of $12.7 million for total cash consideration of approximately $16.3 million inclusive of premiums and accrued dividends through the redemption date.

During 2014:

•	The Company assumed $28.9 million of mortgage debt on one property;

•	The Company repaid $100.7 million of mortgage debt;

•	The Company repaid $500.0 million of 5.250% unsecured notes at maturity;

•	The Company repaid its $750.0 million unsecured term loan facility in conjunction with the note issuances discussed below;

•
The Company issued $450.0 million of five-year 2.375% fixed rate public notes, receiving net proceeds of $449.6 million before underwriting fees and other expenses, at an all-in effective interest rate of 2.52% and swapped the notes to a floating interest rate in conjunction with the issuance (see Note 9 in the Notes to Consolidated Financial Statements for further discussion);

•
The Company issued $750.0 million of thirty-year 4.50% fixed rate public notes, receiving net proceeds of $744.7 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 4.57% after termination of various forward starting swaps in conjunction with the issuance (see Note 9 in the Notes to Consolidated Financial Statements for further discussion);

•	The Company issued 2,086,380 Common Shares pursuant to its Share Incentive Plans and received net proceeds of approximately $82.6 million;

•	The Company issued 68,807 Common Shares pursuant to its Employee Share Purchase Plan and received net proceeds of approximately $3.4 million; and

•
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

On November 3, 2016, the Company replaced its existing $2.5 billion facility with a $2.0 billion unsecured revolving credit facility maturing January 10, 2022. The Company has the ability to increase available borrowings by an additional $750.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.825%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 12.5 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt.

The Company's previous $2.5 billion unsecured revolving credit facility was set to mature on April 2, 2018. The Company had the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility was generally LIBOR plus a spread (was 0.95% at termination), or based on bids received from the lending group, and the Company paid an annual facility fee (was 15 basis points at termination). Both the spread and the facility fee were dependent on the credit rating of the Company's long-term debt.

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. The Company does not intend to borrow more than $2.0 billion on the commercial paper program and new revolving credit facility combined. As of February 17, 2017, there was a balance of $100.0 million outstanding on the commercial paper program. As of December 31, 2016, there was a balance of $20.0 million outstanding on the commercial paper program. As of December 31, 2015, there was a balance of $387.3 million on the commercial paper program ($387.5 million in principal outstanding net of an unamortized discount of $0.2 million). The notes bear interest at various floating rates with a weighted average of 0.90% and 0.56% for the years ended December 31, 2016 and 2015, respectively, and a weighted average maturity of 4 days and 19 days as of December 31, 2016 and 2015, respectively.

As of February 17, 2017, no amounts were outstanding and the amount available on the revolving credit facility was $1.88 billion (net of $20.6 million which was restricted/dedicated to support letters of credit and net of the $100.0 million outstanding on the commercial paper program). As of December 31, 2016, the amount available on the revolving credit facility was $1.96 billion (net of $20.6 million which was restricted/dedicated to support letters of credit and net of the $20.0 million outstanding on the commercial paper program). During the year ended December 31, 2016, the weighted average interest rate on the revolving credit facility was 1.37%. As of December 31, 2015, the amount available on the revolving credit facility was $2.07 billion (net of $45.1 million which was restricted/dedicated to support letters of credit and net of the $387.5 million outstanding on the commercial paper program). During the year ended December 31, 2015, the weighted average interest rate on the revolving credit facility was 1.07%.

Environmental Considerations

See Item 1A. Risk Factors for information concerning the potential effects of environmental regulations on our operations.

Item 1A. Risk Factors
General

References to "EQR" mean Equity Residential, a Maryland real estate investment trust ("REIT"), and references to "ERPOP" mean ERP Operating Limited Partnership, an Illinois limited partnership. Unless otherwise indicated, when used in this section, the terms “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP and the term “Operating Partnership” means collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. This Item 1A. includes forward-looking statements. You should refer to our discussion of the qualifications and limitations on forward-looking statements included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

The occurrence of the events discussed in the following risk factors could adversely affect, possibly in a material manner, our business, financial condition or results of operations, which could adversely affect the value of our common shares of beneficial interest or preferred shares of beneficial interest (which we refer to collectively as “Shares”), Preference Units, OP Units, restricted units and our public unsecured debt. In this section, we refer to the Shares, Preference Units, OP Units, restricted units and public unsecured debt together as our “securities” and the investors who own such securities as our “security holders”.

Our performance and securities value are subject to risks associated with the real estate industry.

General

Real property investments are subject to varying degrees of risk and are relatively illiquid. Numerous factors may adversely affect the economic performance and value of our properties and the ability to realize that value. These factors include changes in the global, national, regional and local political and economic climates, local conditions such as an oversupply of multifamily properties or a reduction in demand for our multifamily properties, the attractiveness of our properties to residents, competition from other multifamily properties and single family homes (both as rentals and owned housing) and changes in market rental rates. Our performance also depends on our ability to collect rent from residents and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, all of which could increase over time. These operating expenses could rise faster than our revenues causing our income to decline. In circumstances where we buy or sell properties, including large portfolios of properties, overhead (property management expense and general and administrative expense) may not increase/decrease proportionally with the associated changes in revenue. Costs of labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated. Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

We may be unable to renew leases or relet units as leases expire.

When our residents decide to leave our apartments, we may not be able to relet their apartment units. Even if the residents do renew or we can relet the apartment units, the terms of renewal or reletting may be less favorable than current lease terms. If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected. If residents do not experience increases in their income, we may be unable to increase rent and/or delinquencies may increase. Occupancy levels and market rents may be adversely affected by national and local political, economic and market conditions including, without limitation, new construction and excess inventory of multifamily and owned housing/condominiums, increasing portions of owned housing/condominium stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, governmental regulations, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond our control. In addition, various state and local municipalities have enacted and may continue to enact rent control legislation or take other actions which could limit our ability to raise rents. Finally, the federal government's policies, many of which may encourage home ownership, can increase competition and possibly limit our ability to raise rents. Consequently, our cash flow and ability to service debt and make distributions to security holders could be reduced.

The retail/commercial space at our properties primarily serves as an additional amenity for our residents and neighbors. The long term nature of our retail/commercial leases (generally five to ten years with market based renewal options) and the characteristics of many of our tenants (generally small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our existing retail/commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. Our properties compete with other properties with retail/commercial space. The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain. If our retail/commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations which could adversely impact our results of operations and financial condition. The revenues from our retail/commercial space represent approximately 4.5% of our total rental income.

We have increased our concentration of properties in our core markets, which could have an adverse effect on our operations if a particular market is adversely affected by economic or other conditions.

Over the past ten years, the Company has exited its non-core markets as part of its strategy to reposition its portfolio, leaving the Company highly concentrated in its six core coastal markets. If any one or more of our core markets (Boston, New York, Washington D.C., Southern California, San Francisco and Seattle) is adversely affected by local or regional economic conditions (such as business layoffs, industry slowdowns, changing demographics and other factors) or local real estate conditions (such as oversupply of or reduced demand for multifamily properties), such conditions may have an increased adverse impact on our results of operations than if our portfolio were more geographically diverse.

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

New acquisitions, development projects and/or rehabs may fail to perform as expected and competition for acquisitions may result in increased prices for properties that we would like to acquire.

We intend to actively acquire, develop and rehab multifamily properties for rental operations as market conditions dictate. We may also acquire multifamily properties that are unoccupied or in the early stages of lease up. We may be unable to lease up these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rental rates as well as higher than expected concessions or higher than expected operating expenses. We may not be able to achieve rents that are consistent with expectations for acquired, developed or rehabbed properties. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position, to complete a development property or to complete a rehab. Additionally, we expect that other real estate investors with capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts. This competition (or lack thereof) may increase (or depress) prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. We have acquired in the past and intend to continue to pursue the acquisition of properties, including large portfolios of properties, that could increase our size and result in alterations to our capital structure. The total number of apartment units under development, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.

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

We intend to continue to develop multifamily properties. These activities can include long planning and entitlement timelines and can involve complex and costly activities, including significant environmental remediation or construction work in high-density urban and close-in suburban areas. We may abandon opportunities (including land that we have optioned for purchase) that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses or option payments already incurred in exploring those opportunities. The occupancy rates and rents at a property may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing properties. We may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities.

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

We currently do and may continue in the future to develop and acquire properties in joint ventures with other persons or entities when we believe circumstances warrant the use of such structures. We have several joint ventures with other real estate investors. Joint venture investments involve risks not present with respect to our wholly owned properties, including the following:

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

Several of the assets we acquired in the Archstone transaction along with certain preferred interests acquired in joint ventures as part of the Archstone transaction, as well as certain other tax protected properties we have acquired over the years, are subject to tax protection agreements, which could limit our flexibility with respect to our ownership of such assets or cause us to incur material costs.

Several of the assets we acquired from Archstone Enterprise LP ("Archstone") in February 2013 were contributed to Archstone subject to various agreements limiting the ability of the owner of the property to take actions that would trigger income tax liability for the contributing owner of the property, including a taxable disposition of the property. In addition, we will also be required to maintain a certain amount of qualified nonrecourse financing on the tax protected properties during their respective restricted periods. Our obligations relating to these tax protected properties (as well as certain other tax protected properties we have acquired over the years) may affect the way in which we conduct our business, including whether, when and under what circumstances we sell properties or interests therein and the timing and nature of our financings and refinancing transactions. As a result, we may not be able to dispose of or refinance the tax protected properties when to do so may have otherwise been favorable to us and our shareholders, which could have a material adverse effect on our results of operations and financial condition. Certain preferred interests acquired in joint ventures as part of the Archstone transaction have complex tax requirements that, if violated, may cause us to be required to indemnify the preferred stockholders or our joint venture partner for certain tax protection costs.

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

The stock markets, including the New York Stock Exchange, on which we list our Common Shares, have experienced significant price and volume fluctuations over time. As a result, the market price of our Common Shares could be similarly volatile, and investors in our Common Shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The market price of our Common Shares may decline or fluctuate significantly in response to many factors, including but not limited to the following:

•	general political, market and economic conditions;

•	actual or anticipated variations in our guidance, quarterly operating results or dividends;

•	changes in our net operating income ("NOI"), earnings, funds from operations or normalized funds from operations estimates;

•	difficulties or inability to access capital or extend or refinance debt;

•	large portfolio acquisitions or dispositions;

•	decreasing (or uncertainty in) real estate valuations;

•	rising crime rates in markets where our primarily urban and close-in suburban portfolio is concentrated;

•	a change in analyst and/or credit ratings;

•	adverse market reaction to any additional debt we incur in the future;

•	governmental regulatory action, including changes or proposed changes to the mandates of Fannie Mae or Freddie Mac, and changes in tax laws;

•	the payment of any special dividends;

•	the issuance of additional Common Shares, or the perception that such issuances might occur, including under EQR's At-The-Market ("ATM") share offering program; and

•	the resale of substantial amounts of our common shares, or the anticipation of the resale of such shares, by large holders of our securities.

Issuances or sales of our Common Shares may be dilutive.

The issuance or sale of substantial amounts of our Common Shares, whether directly by us or in the secondary market, the perception that such issuances or sales of our Common Shares could occur or the availability for future issuance or sale of our Common Shares or securities convertible into or exchangeable or exercisable for our Common Shares could have a dilutive effect on our actual and expected earnings per share, funds from operations (“FFO”) per share and Normalized FFO per share.  The actual amount of dilution cannot be determined at this time and would be dependent upon numerous factors which are not currently known to us.

We may not have sufficient cash flows from operations after capital expenditures to cover our distributions and our dividend policy may lead to quicker dividend reductions.

We generally consider our cash flows provided by operating activities after capital expenditures to be adequate to meet operating requirements and payment of regular distributions to our security holders. While our current dividend policy makes it less likely that we will over distribute, it will also lead to a dividend reduction more quickly should operating results deteriorate or large portfolio sales occur. However, whether due to changes in the dividend policy or otherwise, there may be times when we experience shortfalls in our coverage of distributions, which may cause us to consider reducing our distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, our financial condition may be adversely affected and we may not be able to maintain our current distribution levels. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for additional discussion regarding our dividend policy.

The value of investment securities could result in losses to the Company.

From time to time, the Company holds investment securities and/or cash investments that have various levels of repayment and liquidity risk, including government obligations and bond funds, money market funds or bank deposits. On occasion we also may purchase securities of companies in our own industry as a means to invest funds. There may be times when we experience declines in the value of these investment securities, which may result in losses to the Company and our financial condition or results of operations could be adversely affected. Sometimes the cash we deposit at a bank substantially exceeds the FDIC insurance limit or we invest cash in money market or similar type funds with investment management institutions that may be subject to, now or in the future, liquidity and/or withdrawal restrictions, resulting in risk to the Company of loss or lack of immediate availability of funds if these banks or institutions fail to meet their obligations.

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

We may become involved in legal proceedings, including but not limited to, proceedings related to consumer, shareholder, securities, employment, environmental, development, condominium conversion, tort and commercial legal issues that, if decided adversely to or settled by us, could result in liability material to our financial condition or results of operations.

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

As of December 31, 2016, the Company's property insurance policies provide for a per occurrence deductible of $250,000. Earthquake losses are subject to a 2% deductible in the state of Washington and a 5% deductible in California, applied to the values of the buildings involved in the loss. The Company also typically self-insures a substantial portion of the first $50 million of a property loss in excess of these base deductibles. Should a claim exceed these amounts, it would be 100% covered by insurance. Furthermore, the Company purchased additional coverage in the event that the Company suffers multiple non-catastrophic occurrences with losses from $25 million to $50 million within the same policy year. The Company's general liability and worker's compensation policies at December 31, 2016 provide for a $2.0 million and $1.0 million per occurrence deductible, respectively. These higher deductible and self-insured retention amounts do expose the Company to greater potential for uninsured losses. The Company also has become more susceptible to large losses as it has transformed its portfolio, becoming more concentrated in fewer, more valuable assets over a smaller geographical footprint. Furthermore, the potential impact of climate change, increased severe weather or earthquakes could cause a significant increase in insurance premiums and deductibles, or a decrease in the availability of coverage, either of which could expose the Company to even greater uninsured losses which may adversely affect our financial condition or results of operations.

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

As of December 31, 2016, the Company's cyber liability insurance policy provides for a $5.0 million policy aggregate limit and a per occurrence deductible of $250,000. Cyber liability insurance generally covers costs associated with the wrongful release, through inadvertent breach or network attack, of personally identifiable information such as social security or credit card numbers. This cyber policy would cover the cost of victim notification, credit monitoring and other crisis response expenses.

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

In addition to certain indemnification obligations of each party to the purchase agreement for the Archstone transaction relating to breaches of fundamental representations and warranties and breaches of covenants and certain other specified matters, we negotiated as a term in the purchase agreement that Lehman Brothers Holdings Inc. ("Lehman") retain responsibility for and indemnify us against damages resulting from certain third-party claims or other liabilities. These third-party claims and other liabilities include, without limitation, costs associated with various litigation matters. Lehman filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in September 2008 and is currently in the process of post-petition liquidation. If Lehman completes its liquidation prior to the termination of their indemnity obligations to us under the purchase agreement, or otherwise distributes substantially all of its assets to its creditors prior to such time, Lehman may not be able to satisfy its obligations with respect to claims and retained liabilities covered by the purchase agreement. The failure of Lehman to satisfy such obligations could have a material adverse effect on our results of operations and financial condition because claimants may successfully assert that we are liable for those claims and/or retained liabilities. In addition, we expect that certain obligations of Lehman to indemnify us will terminate upon expiration of the applicable indemnification period (generally no more than four years following the closing, which will be February 27, 2017). The assertion of third-party claims after the expiration of the applicable indemnification period, or the failure of Lehman to satisfy its indemnification obligations, could have a material adverse effect on our results of operations and financial condition.

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

General

Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for the Company's total debt and unsecured debt summaries as of December 31, 2016.

In addition to debt, we have a liquidation value of $37.3 million of outstanding preferred shares of beneficial interest/preference units with a dividend preference of 8.29% per annum as of December 31, 2016. Our use of debt and preferred equity financing creates certain risks, including the following:

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

Through their lender originator networks, Fannie Mae and Freddie Mac (the "Government Sponsored Enterprises" or "GSEs") are significant lenders and enhancers of tax-exempt bonds both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, reductions in their size or the scale of their activities or loss of key personnel could have an impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our secured borrowings. Disruptions in the floating rate tax-exempt bond market (where interest rates reset weekly) and in the credit market's perception of the GSEs, which guarantee and provide liquidity for many of these bonds, have been experienced in the past and may be experienced in the future and could result in an increase in interest rates on our tax-exempt debt obligations. These bonds could also be put to our consolidated subsidiaries if the GSEs fail to satisfy their guaranty obligations. While this obligation is in almost all cases non-recourse to us, this could cause the Company to have to repay these obligations on short notice or risk foreclosure actions on the collateralized assets.

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

Please refer to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, for the Company's debt maturity schedule as of December 31, 2016.

Financial covenants could adversely affect the Company's financial condition.

The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage. In addition, our revolving credit facility contains certain restrictions, requirements and other limitations on our ability to incur debt. The indentures under which a substantial portion of our unsecured debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured debt (including acquisition financing), and to sell all or substantially all of our assets. Our revolving credit facility and indentures are cross-defaulted and also contain cross default provisions with other material debt. While the Company believes it was in compliance with its unsecured public debt covenants for both the years ended December 31, 2016 and 2015, should it fall out of compliance, it would likely have a negative impact on our financial condition and results of operations.

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

Our degree of leverage could have important consequences to security holders. For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general. Our consolidated debt-to-total market capitalization ratio was 26.8% as of December 31, 2016. In addition, our most restrictive unsecured public debt covenants are as follows:

	December 31, 2016	December 31, 2015
Total Debt to Adjusted Total Assets (not to exceed 60%)	35.4%	38.5%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	16.2%	16.5%
Consolidated Income Available for Debt Service to
Maximum Annual Service Charges
(must be at least 1.5 to 1)	3.73	3.67
Total Unsecured Assets to Unsecured Debt
(must be at least 150%)	390.8%	336.8%

Rising interest rates could adversely affect cash flow.

Advances under our revolving credit facility bear interest at a variable rate based upon LIBOR at various interest periods, plus a spread dependent upon the Operating Partnership's credit rating, or based upon bids received from the lending group. Borrowings under our commercial paper program also bear interest at variable rates. Certain public issuances of our senior unsecured debt instruments may also, from time to time, bear interest at floating rates or be swapped to a floating rate of interest.

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

In the normal course of business, we use derivatives to manage our exposure to interest rate volatility on debt instruments, including hedging for future debt issuances. At other times we may utilize derivatives to increase our exposure to floating interest rates. We may also use derivatives to manage commodity prices in the daily operations of our business. There can be no assurance that these hedging arrangements will have the desired beneficial impact. These arrangements, which can include a number of counterparties, may expose us to additional risks, including failure of any of our counterparties to perform under these contracts, and may involve extensive costs, such as transaction fees or breakage costs, if we terminate them. No strategy can completely insulate us from the risks associated with interest rate or commodity pricing fluctuations.

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

We believe that we have qualified for taxation as a REIT for federal income tax purposes since our taxable year ended December 31, 1992 based, in part, upon opinions of tax counsel received whenever we have issued equity securities or engaged in significant merger transactions. We plan to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. We cannot, therefore, guarantee that we have qualified or will qualify as a REIT in the future. The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control. For example, to qualify as a REIT, our gross income must generally come from rental and other real estate or passive related sources that are itemized in the REIT tax laws. We are also required to distribute to security holders at least 90% of our REIT taxable income excluding net capital gains. The fact that we hold our assets through the Operating Partnership further complicates the application of the REIT requirements. In addition, certain of our subsidiary entities have elected to be taxed as REITs. As such, each must separately satisfy all of the requirements to qualify for REIT status. Our failure to comply with the complex REIT rules at the subsidiary REIT level can materially and adversely impact EQR's REIT status.

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

Under certain circumstances we have made and/or may consider making again in the future, a tax election to treat future distributions to shareholders as distributions in the current year. This election, which is provided for in the Internal Revenue Code, may allow us to avoid increasing our dividends or paying additional income taxes in the current year. However, this could result in a constraint on our ability to decrease our dividends in future years without creating risk of either violating the REIT distribution requirements or generating additional income tax liability.

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

Comprehensive tax reform

The potential enactment of comprehensive U.S. federal tax reform legislation may adversely impact the taxation of the REIT, its subsidiaries or its shareholders. Tax reform legislation could result in a material increase in both our federal and state tax liabilities and may change the size and tax character of our distributions in a way that increases our shareholders' tax liabilities as compared to current law or requires the Company to distribute more than it otherwise would have. In addition, comprehensive tax reform could increase the complexity of our compliance efforts and increase tax compliance costs and could have a material impact on our operations.

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

Asset Tests. In general, on the last day of each quarter of our taxable year, we must satisfy five tests relating to the nature of our assets:

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

(4)	Not more than 25% of the value of our total assets may consist of securities of one or more taxable REIT subsidiaries (20% for taxable years beginning January 1, 2018); and

(5)	Not more than 25% of the value of our total assets may be represented by nonqualified publicly offered REIT debt instruments.

The 10% value test described in clause (3)(b) above does not apply to nonqualified publicly offered REIT debt instruments or to certain securities that fall within a safe harbor under the Code. Under the safe harbor, the following are not considered “securities” held by us for purposes of this 10% value test: (i) straight debt securities, (ii) any loan of an individual or an estate, (iii) certain rental agreements for the use of tangible property, (iv) any obligation to pay rents from real property, (v) any security issued by a state or any political subdivision thereof, foreign government or Puerto Rico only if the determination of any payment under such security is not based on the profits of another entity or payments on any obligation issued by such other entity, or (vi) any security issued by a REIT. The timing and payment of interest or principal on a security qualifying as straight debt may be subject to a contingency provided that (A) such contingency does not change the effective yield to maturity, not considering a de minimis change which does not exceed the greater of ¼ of 1% or 5% of the annual yield to maturity or we own $1,000,000 or less of the aggregate issue price or value of the particular issuer's debt and not more than 12 months of unaccrued interest can be required to be prepaid or (B) the contingency is consistent with commercial practice and the contingency is effective upon a default or the exercise of a prepayment right by the issuer of the debt. If we hold indebtedness from any issuer, including a REIT, the indebtedness will be subject to, and may cause a violation of, the asset tests, unless it is a qualifying real estate asset or otherwise satisfies the above safe harbor. We currently own equity interests in certain entities that have elected to be taxed as REITs for federal income tax purposes and are not publicly traded. If any such entity were to fail to qualify as a REIT, we would not meet the 10% voting stock limitation and the 10% value limitation and we would, unless certain relief provisions applied, fail to qualify as a REIT. We believe that we and each of the REITs we own an interest in have and will comply with the foregoing asset tests for REIT qualification. However, we cannot provide any assurance that the Internal Revenue Service will agree with our determinations.

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

State and Local Taxes. We may be subject to state or local taxation in various jurisdictions, including those in which we transact business or reside. Generally REITs have seen increases in state and local taxes in recent years. Our state and local tax treatment may not conform to the federal income tax treatment discussed above and any changes in the federal tax code may not be adopted by the states, potentially leading to material tax liabilities for the Company and its shareholders. Consequently, prospective shareholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in common shares.

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

Under the Foreign Investment in Real Property Tax Act, which is known as FIRPTA, distributions to a foreign shareholder (other than certain qualified shareholders and qualified foreign pension funds discussed below) that are attributable to gain from sales or exchanges of United States real property interests will cause the foreign shareholder to be treated as recognizing the gain as income effectively connected with a United States trade or business. This rule applies whether or not a distribution is designated as a capital gain dividend. Accordingly, foreign shareholders generally would be taxed on these distributions at the same rates applicable to U.S. shareholders, subject to a special alternative minimum tax in the case of nonresident alien individuals. In addition, a foreign corporate shareholder might be subject to the branch profits tax discussed above, as well as U.S. federal income tax return filing requirements. We are required to withhold 35% of these distributions. The withheld amount can be credited against the foreign shareholder's United States federal income tax liability.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2016, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 302 properties located in 10 states and the District of Columbia consisting of 77,458 apartment units. See Note 4 in the Notes to Consolidated Financial Statements for discussion of the Starwood Transaction and the significant dispositions which occurred during 2016. See also Item 1, Business, for additional information regarding the Comapany's properties and the markets/metro areas upon which we are focused. The Company’s properties are summarized by building type in the following table:

Type	Properties	Apartment Units	Average Apartment Units
Garden	110	27,769	252
Mid/High-Rise	192	49,689	259
	302	77,458	256

The Company’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	280	72,445
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	17	3,215
Partially Owned Properties – Unconsolidated	2	945
	302	77,458

The following table sets forth certain information by market relating to the Company's properties at December 31, 2016:

Portfolio Summary

Markets/Metro Areas	Properties	Apartment Units	% of Stabilized NOI (A)	Average Rental Rate (B)
Los Angeles	70	15,857	18.3%	$2,382
Orange County	12	3,684	3.9%	2,028
San Diego	13	3,505	3.9%	2,198
Subtotal – Southern California	95	23,046	26.1%	2,295

San Francisco	54	12,959	19.7%	3,064
New York	40	10,632	17.9%	3,751
Washington D.C.	47	15,637	17.6%	2,341
Boston	26	7,007	10.7%	2,819
Seattle	37	7,096	8.0%	2,161
Other Markets	1	136	—%	1,146
Total	300	76,513	100.0%	2,674

Unconsolidated Properties	2	945	—	—

Grand Total	302	77,458	100.0%	$2,674
Note: Projects under development are not included in the Portfolio Summary until construction has been completed.
(A) % of Stabilized NOI - Represents budgeted 2017 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.
(B) Average Rental Rate - Total residential rental revenues divided by the weighted average occupied apartment units for the reporting period presented.

The Company’s properties had an average occupancy of approximately 94.6% (95.7% on a same store basis) at December 31, 2016. Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation. Resident leases are generally for twelve months in length and can require security deposits. The garden-style properties are generally defined as properties with two and/or three story buildings while the mid-rise/high-rise are defined as properties with greater than three story buildings. These two property types typically provide residents with amenities, such as rooftop decks and swimming pools, exercise rooms and community rooms. Certain of these properties offer additional amenities such as saunas, whirlpools, spas, sports courts and exercise rooms or other amenities. In addition, many of our urban properties have parking garage and/or retail components.

The consolidated properties currently in various stages of development and lease-up at December 31, 2016 are included in the following table:

Development and Lease-Up Projects as of December 31, 2016
(Amounts in thousands except for project and apartment unit amounts)
Projects	Location	No. of Apartment Units	Total Capital Cost (1)	Total Book Value to Date	Total Book Value Not Placed in Service	Total Debt	Percentage Completed	Percentage Leased	Percentage Occupied	Estimated Completion Date	Estimated Stabilization Date

Projects Under Development:
The Alton (formerly Millikan)	Irvine, CA	344	$102,331	$101,907	$39,993	$—	96%	23%	17%	Q1 2017	Q1 2018
455 Eye Street	Washington, DC	174	73,157	58,558	58,558	—	72%	—	—	Q3 2017	Q2 2018
855 Brannan (formerly 801 Brannan)	San Francisco, CA	449	304,035	208,268	208,268	—	66%	—	—	Q3 2017	Q1 2019
Helios (formerly 2nd & Pine)	Seattle, WA	398	215,787	180,505	180,505	—	81%	—	—	Q3 2017	Q2 2019
Cascade	Seattle, WA	477	176,378	123,462	123,462	—	68%	—	—	Q3 2017	Q2 2019
100 K Street	Washington, DC	222	88,023	26,382	26,382	—	9%	—	—	Q4 2018	Q4 2019

Projects Under Development		2,064	959,711	699,082	637,168	—

Completed Not Stabilized (2):
Potrero 1010	San Francisco, CA	453	224,474	219,668	—	—		97%	96%	Completed	Q1 2017
340 Fremont (formerly Rincon Hill)	San Francisco, CA	348	292,054	286,996	—	—		80%	73%	Completed	Q2 2017
One Henry Adams	San Francisco, CA	241	172,337	162,647	—	—		26%	22%	Completed	Q4 2017
Altitude (formerly Village at Howard Hughes)	Los Angeles, CA	545	193,231	191,702	—	—		54%	52%	Completed	Q1 2018

Projects Completed Not Stabilized		1,587	882,096	861,013	—	—

Completed and Stabilized During the Quarter:
Vista 99 (formerly Tasman)	San Jose, CA	554	204,223	202,884	—	—		94%	93%	Completed	Stabilized

Projects Completed and Stabilized During the Quarter		554	204,223	202,884	—	—

Total Development Projects		4,205	$2,046,030	$1,762,979	$637,168	$—

Land Held for Development		N/A	N/A	$118,816	$118,816	$—

Note: All development projects listed are wholly owned by the Company.
(1)
Total Capital Cost - Estimated cost for projects under development and/or developed and all capitalized costs incurred to date plus any estimates of costs remaining to be funded for all projects, including land acquisition costs, construction costs, capitalized real estate taxes and insurance, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all in accordance with GAAP.

(2)			Properties included here are substantially complete. However, they may still require additional exterior and interior work for all apartment units to be available for leasing.

Item 3. Legal Proceedings

The Company was party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland.  The suit alleged that the Company designed and built many of its properties in violation of the accessibility requirements of the Fair Housing Act (“FHA”) and Americans With Disabilities Act (“ADA”).  The suit sought actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  On March 31, 2016, the Court found that certain features at seven of the Company’s properties did not satisfy the accessibility requirements of the FHA. During the fourth quarter of 2016, the Company settled the lawsuit for $3.1 million, net of insurance recoveries already received. The Company also agreed to undertake the remediation of certain inaccessible features at a limited number of properties.

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

	Sales Price
	High	Low	Closing	Distributions
2016
Fourth Quarter Ended December 31, 2016	$65.14	$58.28	$64.36	$0.50375
Third Quarter Ended September 30, 2016	$71.53	$62.39	$64.33	$3.50375
Second Quarter Ended June 30, 2016	$75.49	$63.11	$68.88	$0.50375
First Quarter Ended March 31, 2016	$81.76	$66.62	$75.03	$8.50375

2015
Fourth Quarter Ended December 31, 2015	$82.39	$74.38	$81.59	$0.55250
Third Quarter Ended September 30, 2015	$81.98	$61.90	$75.12	$0.55250
Second Quarter Ended June 30, 2015	$79.23	$69.94	$70.17	$0.55250
First Quarter Ended March 31, 2015	$82.53	$72.06	$77.86	$0.55250

Note: In addition to the regular quarterly dividends, the Company paid special dividends of $8.00 per share/unit (approximately $3.0 billion) on March 10, 2016 and $3.00 per share/unit (approximately $1.1 billion) on October 14, 2016.

The number of record holders of Common Shares at February 17, 2017 was approximately 2,400. The number of outstanding Common Shares as of February 17, 2017 was 367,097,667.

Unit Dividends (ERP Operating Limited Partnership)

There is no established public market for the Units (OP Units and restricted units).

The following table sets forth, for the years indicated, the distributions declared on the Operating Partnership's Units.

	Distributions
	2016	2015
Fourth Quarter Ended December 31,	$0.50375	$0.55250
Third Quarter Ended September 30,	$3.50375	$0.55250
Second Quarter Ended June 30,	$0.50375	$0.55250
First Quarter Ended March 31,	$8.50375	$0.55250

Note: In addition to the regular quarterly dividends, the Company paid special dividends of $8.00 per share/unit (approximately $3.0 billion) on March 10, 2016 and $3.00 per share/unit (approximately $1.1 billion) on October 14, 2016.

The number of record holders of Units in the Operating Partnership at February 17, 2017 was approximately 500. The number of outstanding Units as of February 17, 2017 was 380,926,413.

Unregistered Common Shares Issued in the Quarter Ended December 31, 2016 (Equity Residential)

During the quarter ended December 31, 2016, EQR issued 1,670 Common Shares in exchange for 1,670 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2016 with respect to the Company's Common Shares that may be issued under its existing equity compensation plans.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Plan Category
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	6,023,101	$42.05	11,501,716
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)
The amounts shown in columns (a) and (b) of the above table do not include 452,034 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company's 2011 Share Incentive Plan, as amended (the "2011 Plan") and outstanding Common Shares that have been purchased by employees and trustees under the Company's ESPP.

(2)
Includes 8,595,553 Common Shares that may be issued under the 2011 Plan, of which only 33% may be in the form of restricted shares/units, and 2,906,163 Common Shares that may be sold to employees and trustees under the ESPP.

Any Common Shares issued pursuant to EQR's incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis, with ERPOP receiving the net cash proceeds of such issuances.

Item 6.	Selected Financial Data

The following tables set forth selected financial and operating information on a historical basis for the Company and the Operating Partnership. The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K. The historical operating and balance sheet data have been derived from the historical financial statements of the Company and the Operating Partnership. Selected balance sheet amounts have also been restated in accordance with the new deferred financing cost guidance effective January 1, 2016 (see Note 2 in the Notes to Consolidated Financial Statements for further discussion). Certain capitalized terms as used herein are defined in the Notes to Consolidated Financial Statements.

EQUITY RESIDENTIAL
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(Financial information in thousands except for per share and property data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
OPERATING DATA:
Total revenues from continuing operations	$2,425,800	$2,744,965	$2,614,748	$2,387,702	$1,747,502
Interest and other income	$65,773	$7,372	$4,462	$5,283	$151,060
Net gain on sales of real estate properties	$4,044,055	$335,134	$212,685	$—	$—
Income (loss) from continuing operations	$4,479,586	$907,621	$657,101	$(168,174)	$160,298
Discontinued operations, net	$518	$397	$1,582	$2,073,527	$720,906
Net income	$4,480,104	$908,018	$658,683	$1,905,353	$881,204
Net income available to Common Shares	$4,289,072	$863,277	$627,163	$1,826,468	$826,212
Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$11.75	$2.37	$1.73	$(0.47)	$0.45
Net income available to Common Shares	$11.75	$2.37	$1.74	$5.16	$2.73
Weighted average Common Shares outstanding	365,002	363,498	361,181	354,305	302,701
Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$11.68	$2.36	$1.72	$(0.47)	$0.45
Net income available to Common Shares	$11.68	$2.36	$1.73	$5.16	$2.70
Weighted average Common Shares outstanding	381,992	380,620	377,735	354,305	319,766
Distributions declared per Common Share outstanding	$13.015	$2.21	$2.00	$1.85	$1.78
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$25,386,425	$25,182,352	$27,675,383	$26,800,948	$21,008,429
Real estate, after accumulated depreciation	$20,026,036	$20,276,946	$22,242,578	$21,993,239	$16,096,208
Real estate held for sale	$—	$2,181,135	$—	$—	$—
Total assets	$20,704,148	$23,110,196	$22,902,160	$22,789,040	$17,161,709
Total debt	$8,987,258	$10,921,366	$10,796,407	$10,720,749	$8,489,953
Redeemable Noncontrolling Interests – Operating Partnership	$442,092	$566,783	$500,733	$363,144	$398,372
Total shareholders’ equity	$10,229,078	$10,470,368	$10,368,456	$10,507,201	$7,289,813
Total Noncontrolling Interests	$231,906	$225,987	$339,320	$337,995	$237,294
OTHER DATA:
Total properties (at end of period)	302	394	391	390	403
Total apartment units (at end of period)	77,458	109,652	109,225	109,855	115,370
Funds from operations available to Common Shares and Units – basic (1) (3) (4)	$1,123,530	$1,323,786	$1,190,915	$872,421	$993,217
Normalized funds from operations available to Common Shares and Units – basic (2) (3) (4)	$1,179,650	$1,317,802	$1,196,446	$1,057,073	$883,269
Cash flow provided by (used for):
Operating activities	$1,111,489	$1,356,499	$1,324,073	$868,916	$1,046,155
Investing activities	$5,871,973	$(678,471)	$(644,666)	$(6,977)	$(261,155)
Financing activities	$(6,948,531)	$(675,832)	$(692,861)	$(1,420,995)	$(556,331)

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED HISTORICAL FINANCIAL INFORMATION
(Financial information in thousands except for per Unit and property data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
OPERATING DATA:
Total revenues from continuing operations	$2,425,800	$2,744,965	$2,614,748	$2,387,702	$1,747,502
Interest and other income	$65,773	$7,372	$4,462	$5,283	$151,060
Net gain on sales of real estate properties	$4,044,055	$335,134	$212,685	$—	$—
Income (loss) from continuing operations	$4,479,586	$907,621	$657,101	$(168,174)	$160,298
Discontinued operations, net	$518	$397	$1,582	$2,073,527	$720,906
Net income	$4,480,104	$908,018	$658,683	$1,905,353	$881,204
Net income available to Units	$4,460,583	$897,518	$651,994	$1,901,746	$864,853
Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$11.75	$2.37	$1.73	$(0.47)	$0.45
Net income available to Units	$11.75	$2.37	$1.74	$5.16	$2.73
Weighted average Units outstanding	378,829	377,074	374,899	368,038	316,554
Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$11.68	$2.36	$1.72	$(0.47)	$0.45
Net income available to Units	$11.68	$2.36	$1.73	$5.16	$2.70
Weighted average Units outstanding	381,992	380,620	377,735	368,038	319,766
Distributions declared per Unit outstanding	$13.015	$2.21	$2.00	$1.85	$1.78
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$25,386,425	$25,182,352	$27,675,383	$26,800,948	$21,008,429
Real estate, after accumulated depreciation	$20,026,036	$20,276,946	$22,242,578	$21,993,239	$16,096,208
Real estate held for sale	$—	$2,181,135	$—	$—	$—
Total assets	$20,704,148	$23,110,196	$22,902,160	$22,789,040	$17,161,709
Total debt	$8,987,258	$10,921,366	$10,796,407	$10,720,749	$8,489,953
Redeemable Limited Partners	$442,092	$566,783	$500,733	$363,144	$398,372
Total partners' capital	$10,450,375	$10,691,747	$10,582,867	$10,718,613	$7,449,419
Noncontrolling Interests – Partially Owned Properties	$10,609	$4,608	$124,909	$126,583	$77,688
OTHER DATA:
Total properties (at end of period)	302	394	391	390	403
Total apartment units (at end of period)	77,458	109,652	109,225	109,855	115,370
Funds from operations available to Units – basic (1) (3) (4)	$1,123,530	$1,323,786	$1,190,915	$872,421	$993,217
Normalized funds from operations available to Units – basic (2) (3) (4)	$1,179,650	$1,317,802	$1,196,446	$1,057,073	$883,269
Cash flow provided by (used for):
Operating activities	$1,111,489	$1,356,499	$1,324,073	$868,916	$1,046,155
Investing activities	$5,871,973	$(678,471)	$(644,666)	$(6,977)	$(261,155)
Financing activities	$(6,948,531)	$(675,832)	$(692,861)	$(1,420,995)	$(556,331)

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

The following discussion and analysis of the results of operations and financial condition of the Company and the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto. Due to the Company's ability to control the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary entity has been consolidated with the Company for financial reporting purposes, except for two unconsolidated operating properties. Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

Forward-looking statements in this Item 7 as well as elsewhere in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management's control. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements. Factors that might cause such differences include, but are not limited to the following:

•
We intend to actively acquire, develop and rehab multifamily properties for rental operations as market conditions dictate. We may also acquire multifamily properties that are unoccupied or in the early stages of lease up. We may be unable to lease up these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rental rates as well as higher than expected concessions or higher than expected operating expenses. We may not be able to achieve rents that are consistent with expectations for acquired, developed or rehabbed properties. We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position, to complete a development property or to complete a rehab. Additionally, we expect that other real estate investors with capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts. This competition (or lack thereof) may increase (or depress) prices for multifamily properties. We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms. We have acquired in the past and intend to continue to pursue the acquisition of properties, including large portfolios of properties, that could increase our size and result in alterations to our capital structure. The total number of apartment units under development, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

•	Debt financing and other capital required by the Company may not be available or may only be available on adverse terms;

•	Labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated;

•
Occupancy levels and market rents may be adversely affected by national and local political, economic and market conditions including, without limitation, new construction and excess inventory of multifamily and owned housing/condominiums, increasing portions of owned housing/condominium stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, governmental regulations, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond the Company's control; and

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

EQR is the general partner of, and as of December 31, 2016 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates property management offices in each of its six core coastal markets. As of December 31, 2016, the Company had approximately 2,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

Business Objectives and Operating and Investing Strategies

The Company invests in apartment communities located in strategically targeted markets with the goal of maximizing our risk adjusted total return (operating income plus capital appreciation) on invested capital.
We seek to maximize the income and capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property operations and appreciation. We are focused on the six coastal markets of Boston, New York, Washington D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle. These markets generally feature one or more of the following characteristics that allow us to increase rents:

•	High home ownership costs;

•	Strong economic growth leading to job growth and household formation, which in turn leads to high demand for our apartments;

•	Urban core and high-density suburban locations with an attractive quality of life leading to high resident demand and retention;

•	Favorable demographics contributing to a larger pool of target residents with a high propensity to rent apartments; and

•	Higher barriers to entry where, because of land scarcity or government regulation, it is typically more difficult or costly to build new apartment properties, creating limits on new supply.
We believe our strategy also capitalizes on the increasing preference of renters of all ages to live in the urban core of cities or dense suburban locations near transit, entertainment and cultural amenities. Millennials, the 83 million people between ages 18 and 34, are a prime apartment rental demographic. Reports also show a growing trend among aging Baby Boomers, a demographic of more than 76 million people between the ages of 53 and 71, toward apartment rentals. We believe that both groups appreciate the locational values described above as well as the flexibility that rental apartments offer.
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

Over the past several years, the Company has done an extensive repositioning of its portfolio into urban and highly walkable, close-in suburban assets. Since 2005, the Company has sold nearly 198,000 apartment units primarily located in the less dense portion of suburban markets for an aggregate sales price of approximately $23.5 billion, acquired nearly 69,000 apartment units primarily located in urban and high-density suburban markets for approximately $20.0 billion and began approximately $5.7 billion of development projects primarily located in urban and high-density suburban markets. We are currently seeking to acquire and develop assets in the following six core coastal metropolitan areas: Boston, New York, Washington D.C., Southern California, San Francisco and Seattle. The sale of the Starwood Portfolio combined with the other 2016 dispositions has resulted in the Company's exit from the South Florida, Denver and New England (excluding Boston) markets and has substantially completed the Company's portfolio transformation which started approximately ten years ago. See further discussion below regarding the Company's 2016 disposition activity.

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

We have a commitment to sustainability and consider the environmental impacts of our business activities. Sustainability and social responsibility are key drivers of our focus on creating the best apartment communities for residents to live, work and play. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. With its high density, multifamily housing is, by its nature, an environmentally friendly property type. Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban and close-in suburban locations near public transportation. When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets. We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption. The Company was named the 2016 Global Residential Listed Sector Leader in Sustainability by GRESB, a globally recognized analysis of the sustainability indicators of more than 750 real estate portfolios worldwide. The Company was also recently awarded the Residential Leader in the Light award for sustainability by NAREIT. For additional information regarding our sustainability efforts, see our December 2016 Corporate Social Responsibility and Sustainability Report at our website, www.equityapartments.com. For 2017, we continue to have an express company-wide goal regarding enhanced sustainability efforts. Employees, including our executives, will have their performance against our various social responsibility goals evaluated as part of our annual performance review process.

Current Environment

Following the approval by the Company's Board of Trustees, the Company executed an agreement with controlled affiliates of Starwood Capital Group ("Starwood") on October 23, 2015 to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion (the "Starwood Transaction" or "Starwood Portfolio"). On January 26 and 27, 2016, the Company closed on the sale of the entire portfolio described above. The sale of the Starwood Portfolio, combined with the other 2016 dispositions, has resulted in the Company's exit from the South Florida, Denver and New England (excluding Boston) markets and has substantially completed the Company's portfolio transformation which started approximately ten years ago. These sales have narrowed the Company's focus, which is now entirely directed towards our six coastal markets. We believe the assets sold will have lower long-term returns (as compared to investments in our six coastal markets) and that we sold them for prices that are favorable. Given the strong demand for multifamily assets in our six coastal markets from institutional investors and the challenge in recycling $6.8 billion of capital in this competitive marketplace, the Company believed the best risk-adjusted use of the sale proceeds was to distribute a portion to our shareholders and use the remainder to repay outstanding debt (see further discussion below).

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

As a result of the Starwood Transaction and the other 2016 completed dispositions, the Company's portfolio has changed significantly from the portfolio summary included in the Company's 2015 Annual Report on Form 10-K. The following table sets forth certain information by market relating to the Company's properties at December 31, 2016 as compared to December 31, 2015:

	Portfolio Summary as of December 31, 2015				Portfolio Summary as of December 31, 2016

			% of	Average			% of	Average
		Apartment	Stabilized	Rental		Apartment	Stabilized	Rental
Markets/Metro Areas	Properties	Units	NOI (A)	Rate (B)	Properties	Units	NOI (A)	Rate (B)

Los Angeles	70	16,064	14.5%	$2,209	70	15,857	18.3%	$2,382
Orange County	12	3,684	3.1%	1,918	12	3,684	3.9%	2,028
San Diego	13	3,505	3.1%	2,097	13	3,505	3.9%	2,198
Subtotal – Southern California	95	23,253	20.7%	2,144	95	23,046	26.1%	2,295

San Francisco	52	13,212	14.9%	2,661	54	12,959	19.7%	3,064
New York	40	10,835	17.3%	3,835	40	10,632	17.9%	3,751
Washington D.C.	57	18,656	17.1%	2,182	47	15,637	17.6%	2,341
Boston	35	8,018	9.6%	2,632	26	7,007	10.7%	2,819
Seattle	44	8,756	7.6%	1,955	37	7,096	8.0%	2,161
South Florida	34	10,934	7.2%	1,682	—	—	—	—
Denver	19	6,935	4.6%	1,556	—	—	—	—
Other Markets	13	2,633	1.0%	1,183	1	136	—%	1,146
Total	389	103,232	100.0%	2,306	300	76,513	100.0%	2,674

Unconsolidated Properties	3	1,281	—	—	2	945	—	—
Military Housing	2	5,139	—	—	—	—	—	—

Grand Total	394	109,652	100.0%	$2,306	302	77,458	100.0%	$2,764

Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

(A) % of Stabilized NOI – For the December 31, 2016 Portfolio Summary, represents budgeted 2017 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up. For the December 31, 2015 Portfolio Summary, represents actual 2015 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(B) Average Rental Rate – Total residential rental revenues divided by the weighted average occupied apartment units for the reporting period presented.
During the year ended December 31, 2016, the Company acquired four consolidated rental properties consisting of 573 apartment units for $249.3 million. The Company acquired these properties primarily in order to protect the tax status of certain unaffiliated third parties arising from the Starwood Transaction. During the year ended December 31, 2016, the Company sold 98 consolidated rental properties consisting of 29,440 apartment units for $6.8 billion, which includes the sale of the Starwood Portfolio described above. The Company also sold one unconsolidated rental property consisting of 336 apartment units for $74.5 million, with the Company's share of the net sales proceeds approximating $12.4 million. In addition, the Company sold three land parcels for $57.5 million during the year ended December 31, 2016. The Company currently budgets consolidated rental acquisitions of approximately $500.0 million during the year ending December 31, 2017 to be funded with proceeds from rental dispositions. The Company currently budgets consolidated rental dispositions of approximately $500.0 million during the year ending December 31, 2017.

The Company has been reducing its development spending and starts in response to high land prices and low projected returns on investment. During the year ended December 31, 2016, the Company started construction on one project representing 222 apartment units totaling approximately $88.0 million of development costs and substantially completed construction on five projects representing 2,141 apartment units totaling approximately $1.1 billion of development costs. The Company currently budgets no development starts during the year ending December 31, 2017. We currently budget spending approximately $300.0 million on development costs during the year ending December 31, 2017, primarily for projects currently under construction. We currently anticipate having only $40.0 million remaining to spend during the year ending December 31, 2018 for projects currently under construction. We expect that this capital will be primarily sourced with excess operating cash flow, future debt offerings and borrowings on our revolving credit facility and/or commercial paper program.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets. In February 2015, the Company entered into a $500.0 million commercial paper program, which allows for daily, weekly or monthly borrowings at low floating rates of interest. We believe this commercial paper program allows the

Company to continue to reduce its already low cost of capital and we generally use the program to replace a portion of the amount that otherwise would have been outstanding under our revolving line of credit (see further discussion below). In October 2016, the Company completed a $500.0 million unsecured ten year note offering with a coupon of 2.85% and an all-in effective interest rate of approximately 3.10%. The Company has budgeted $300.0 million to $500.0 million of secured or unsecured debt offerings during 2017, excluding usage of the commercial paper program.

On November 3, 2016, the Company replaced its existing $2.5 billion facility with a $2.0 billion unsecured revolving credit facility maturing January 10, 2022. The Company has the ability to increase available borrowings by an additional $750.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.825%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 12.5 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. We reduced the size of the facility to reflect the reduction in the size of the Company and the prepayment of a significant amount of debt during the first quarter of 2016. In the process, we were able to reduce the borrowing costs associated with this facility.

We believe that cash and cash equivalents, securities readily convertible to cash, excess operating cash flow, current availability on our revolving credit facility and commercial paper program, future debt offerings and disposition proceeds for 2017 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities and/or prepayments and existing development projects through 2017. We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances, property dispositions, joint ventures and cash generated from operations.

Through their lender originator networks, Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”) are significant lenders and enhancers of tax-exempt bonds both to the Company and to buyers of the Company's properties. The GSEs have a mandate to support multifamily housing through their financing activities. Any changes to their mandates, reductions in their size or the scale of their activities or loss of key personnel could have an impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our secured borrowings. The Company has access to multiple other forms of public and private capital and over time, we would expect that other lenders, including banks, the commercial mortgage-backed securities market and life insurance companies, will become larger sources of secured debt capital to the multifamily market, particularly as it relates to the Company's high quality apartment properties.
Same store revenues increased 3.7% during the year ended December 31, 2016 as compared to the same period in 2015. The full year 2016 results were below our original expectations due primarily to elevated levels of new luxury supply combined with slower job growth in the financial services and technology sectors in the New York and San Francisco markets, which made up approximately 38% of our NOI. We anticipate these trends continuing into 2017 and as a result currently estimate same store revenue increases ranging from 1.00% to 2.25% for 2017 as compared to 2016. Although occupancy rates remain strong across our portfolio, increased supply and slowing growth in higher paying jobs in many of our markets causes the Company to anticipate revenue growth in 2017 will be lower than 2016.

Washington D.C. continues to slowly and steadily improve, driven primarily by strong job growth. While the new administration issued a federal hiring freeze, we remain confident that demographics will continue to drive strong demand for apartments. Though new supply levels remain elevated, only about one-third of that supply is located in our submarkets. We expect continued slow improvement and expect to produce same store revenue growth of approximately 1.8% in this market in 2017.

In the New York market, elevated deliveries of new luxury supply in the Upper West Side and Brooklyn submarkets are having an impact on our ability to raise rents as renters trend towards affordability over neighborhood loyalty. There has also been a reduction in the rate of job growth in the financial services sector and technology sector, which are important demand drivers in the market. In order to remain competitive with this new supply, we offered rent concessions and increased leasing and advertising expenses throughout 2016 and will likely continue to do so during 2017. As a result, we expect there to be a decline in same store revenues of approximately 1.5% in 2017.

We have a cautious outlook for Boston as the market continues to feel the impact from an elevated level of deliveries of new supply in the downtown and Cambridge submarkets with approximately 75% of this new supply competing with our properties. Job growth has continued to improve in the market which is a positive sign that the additional supply may be absorbed without significant disruption. We expect to produce same store revenue growth of approximately 1.5% in this market in 2017.

Seattle is producing solid rental rate growth. Strong demand is being driven by the continued growth in technology jobs in the market. While new supply remains elevated in this market, the strong job growth has enabled that supply to be fully absorbed with little disruption. Therefore, we would expect Seattle to perform well through 2017, producing same store revenue growth of approximately 4.25%.

San Francisco experienced significant volatility during peak leasing season as certain submarkets experienced elevated levels of new luxury supply combined with slower job growth in the technology sector. Currently, the market seems relatively stable, though with minimal pricing power on new leases. The market still features good demand as evidenced by how rapidly our newly completed development projects are leasing up. However, consumers have more choices as new supply continues to be delivered into most of our submarkets during 2017, limiting our pricing power. As a result, we expect to produce same store revenue growth of approximately 1.0% in this market in 2017.

Los Angeles is performing well and is positioned to be one of our better performing markets in 2017. Widely dispersed new supply, very good economic growth and a high level of job growth in the market are driving strong revenue growth. We expect to produce same store revenue growth of approximately 3.6% in this market in 2017. We expect our remaining markets in Southern California (Orange County and San Diego) to perform slightly better than Los Angeles.

Same store expenses increased 3.3% during the year ended December 31, 2016 as compared to the same period in 2015. The full year 2016 results were slightly worse than our original expectations due to the following items:

•
Real estate taxes increased 5.9% for the full year 2016 primarily due to rate and value increases in certain states and municipalities, reflecting those states' and municipalities' continued economic challenges and the dramatic improvement in apartment values and fundamentals, the contractual annual reduction in the benefits of 421-a tax abatements in New York City and an adverse legal decision regarding the calculation of property taxes for certain properties in New Jersey; and

•
Payroll costs increased by 3.1% in 2016 over 2015 primarily due to an increase in on-site staffing to remain competitive within challenging markets, as well as higher on-site wages due to competition from new supply.

We anticipate same store expense increases ranging from 3.0% to 4.0% for 2017 as compared to 2016 due to the following items:

•
Real estate taxes are estimated to increase between 4.0% and 5.0% due primarily to increased values in most markets partially offset by declining rates. We expect 1.8 percentage points of the increase coming from 421-a tax abatement benefits expiring in New York;

•
Payroll costs are estimated to increase between 4.0% and 5.0% primarily due to an increase in on-site staffing to remain competitive within challenging markets, as well as higher on-site wages due to competition from new supply;

•	Utilities are estimated to increase approximately 2.0% primarily due to moderate increases in natural gas costs; and

•	Repair and maintenance expenses are estimated to be approximately $1.0 million higher due to increases in the minimum wage that impact our outside cleaning and landscaping vendors.

We anticipate same store NOI increases ranging from 0.0% to 2.0% for 2017 as compared to 2016 as a result of the above same store revenue and expense expectations.

The Company expects total overhead costs (property management expense and general and administrative expense) to decline approximately $3.0 million in 2017 over 2016 as we have largely completed right sizing our overhead platform to our smaller asset size. As certain of the Company's overhead costs are fixed and/or not quickly scalable, the Company anticipates overhead costs as a percentage of total revenues will remain elevated as compared to 2015 levels, though slightly lower as compared to 2016 levels.

We believe that the Company is well-positioned in the long-term as a result of favorable demographics and increasing consumer preferences for the flexibility of rental housing. As of December 31, 2016, the Company's same store occupancy was 95.7% and its total portfolio-wide occupancy was 94.6%. We believe our markets/metro areas will continue to see increased luxury multifamily supply, especially in our urban core locations, and there will continue to be periods of disruption as new development projects lease up. We believe over the longer term that our markets will absorb future supply because of the strong long-term demand in these markets as exhibited by our current high occupancy levels and increasing household formations. We have seen evidence of this in Seattle as elevated levels of new supply have been absorbed and rental rates continue to grow. We also anticipate supply declining in our markets beginning in 2018, with the possible exception of New York, because of high construction costs, lower revenue growth and development lenders materially reducing their lending activities due to regulatory pressures and concerns over markets being overbuilt.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in our six coastal markets and sell apartment properties located primarily in the less dense portion of suburban markets during the years ended December 31, 2016 and December 31, 2015. In summary, we:

Year Ended December 31, 2016:

•	Acquired four consolidated apartment properties consisting of 573 apartment units for $249.3 million at a weighted average Acquisition Cap Rate (see definition below) of 4.8%;

•
Sold 98 consolidated apartment properties consisting of 29,440 apartment units for $6.8 billion, which includes the sale of the Starwood Portfolio consisting of 72 consolidated rental properties containing 23,262 apartment units for $5.365 billion, at a weighted average Disposition Yield (see definition below) of 5.4% and generating an Unlevered IRR (see definition below) of 11.8%;

•	Sold one unconsolidated property consisting of 336 apartments units for $74.5 million (our share of the net sales proceeds approximated $12.4 million), generating a Disposition Yield of 5.6%;

•
Sold our entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord consisting of 5,161 apartment units for approximately $63.3 million and sold three land parcels for $57.5 million; and

•
Started the construction on one project consisting of 222 apartment units totaling approximately $88.0 million of development costs and substantially completed construction on five projects consisting of 2,141 apartment units totaling approximately $1.1 billion of development costs.

Year Ended December 31, 2015:

•
Acquired four consolidated apartment properties consisting of 625 apartment units for $296.0 million at a weighted average Acquisition Cap Rate of 4.5% and three contiguous land parcels for $27.8 million;

•
Sold eight consolidated apartment properties consisting of 1,857 apartments units as well as a 193,230 square foot medical office building for $513.3 million at a weighted average Disposition Yield of 5.3% and generating an Unlevered IRR of 13.4%; and

•
Started construction on two projects consisting of 623 apartment units totaling approximately $377.2 million of development costs and substantially completed construction on seven projects consisting of 1,546 apartments units totaling approximately $831.7 million of development costs.

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

Properties that the Company owned and were stabilized (see definition below) for all of both 2016 and 2015 (the “2016 Same Store Properties”), which represented 69,879 apartment units, impacted the Company's results of operations. Properties that the Company owned for all of both 2015 and 2014 (the “2015 Same Store Properties”), which represented 96,286 apartment units, also impacted the Company's results of operations. Both the 2016 Same Store Properties and 2015 Same Store Properties are discussed in the following paragraphs.

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the year ended December 31, 2016:

	Year Ended
	December 31, 2016
	Properties	Apartment Units
Same Store Properties at December 31, 2015	358	96,286
2014 acquisitions	4	1,011
2016 dispositions	(98)	(29,440)
2016 dispositions not yet included in same store	2	396
Lease-up properties stabilized	7	1,690
Properties removed from same store (1)	(1)	(71)
Other	—	7
Same Store Properties at December 31, 2016	272	69,879

	Year Ended
	December 31, 2016
	Properties	Apartment Units
Same Store	272	69,879

Non-Same Store:
2016 acquisitions	4	573
2015 acquisitions	4	625
Properties removed from same store (1)	2	356
Master-Leased properties (2)	3	853
Lease-up properties not yet stabilized (3)	14	4,226
Other	1	1
Total Non-Same Store	28	6,634
Unconsolidated properties	2	945
Total Properties and Apartment Units	302	77,458
Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)
Includes one property containing 285 apartment units (Playa Pacifica in Hermosa Beach, California) which was removed from the same store portfolio in 2015 due to a major renovation in which significant portions of the property were taken offline for extended time periods and one property containing 71 apartment units (Acton Courtyard in Berkeley, California) which was removed from the same store portfolio in 2016 due to an affordable housing dispute which required significant portions of the property to be vacant for an extended releasing period. As of December 31, 2016, Playa Pacifica had an occupancy of only 66.2% and Acton Courtyard had an occupancy of 69.0%. These properties will not return to the same store portfolio until they are stabilized for all of the current and comparable periods presented.

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

The Company's acquisition, disposition and completed development activities also impacted overall results of operations for the years ended December 31, 2016 and 2015. The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the year ended December 31, 2016 to the year ended December 31, 2015

For the year ended December 31, 2016, the Company reported diluted earnings per share/unit of $11.68 compared to $2.36 per share/unit for the year ended December 31, 2015. The difference is primarily due to approximately $3.7 billion in higher gains on property sales and lower depreciation expense in 2016 compared to the same period in 2015 as a direct result of the significant sales activity in 2016, partially offset by significantly higher debt extinguishment costs in 2016 compared to 2015.

For the year ended December 31, 2016, income from continuing operations increased approximately $3.6 billion when compared to the year ended December 31, 2015. The increase in continuing operations is discussed below.

For the year ended December 31, 2016, consolidated rental income decreased 11.5%, consolidated operating expenses (comprising of property and maintenance and real estate taxes and insurance) decreased 11.6% and consolidated NOI decreased 11.5% when compared to the year ended December 31, 2015. The declines are all primarily a result of the Company's significant disposition activity in 2016.

Revenues from the 2016 Same Store Properties increased $78.1 million primarily as a result of an increase in average rental rates charged to residents. Expenses from the 2016 Same Store Properties increased $20.2 million primarily as a result of an increase in real estate taxes, on-site payroll costs, repairs and maintenance expenses and leasing and advertising expenses, partially offset by lower utility costs. The following tables provide comparative same store results and statistics for the 2016 Same Store Properties:

2016 vs. 2015
Same Store Results/Statistics for 69,879 Same Store Apartment Units
$ in thousands (except for Average Rental Rate)

	Results			Statistics
				Average Rental Rate (1)
Description	Revenues	Expenses	NOI		Physical Occupancy (2)	Turnover (3)
2016	$2,177,304	$634,120	$1,543,184	$2,597	96.0%	54.4%
2015	$2,099,166	$613,924	$1,485,242	$2,504	96.1%	54.5%
Change	$78,138	$20,196	$57,942	$93	(0.1%)	(0.1%)
Change	3.7%	3.3%	3.9%	3.7%
Note: Same store operating expenses and same store NOI no longer include an allocation of property management expenses either in the current or comparable periods.
(1)Average Rental Rate – Total residential rental revenues divided by the weighted average occupied apartment units for the reporting period presented.
(2)Physical Occupancy – The weighted average occupied apartment units for the reporting period divided by the average of total apartment units available for rent for the reporting period.
(3)Turnover – Total residential move-outs divided by total residential apartment units, including inter-property and intra-property transfers.

The following table provides comparative same store operating expenses for the 2016 Same Store Properties:

2016 vs. 2015
Same Store Operating Expenses for 69,879 Same Store Apartment Units
$ in thousands
					% of Actual 2016 Operating Expenses
	Actual 2016	Actual 2015	$ Change	% Change

Real estate taxes	$264,689	$249,916	$14,773	5.9%	41.7%
On-site payroll (1)	141,996	137,731	4,265	3.1%	22.4%
Utilities (2)	88,261	91,586	(3,325)	(3.6%)	13.9%
Repairs and maintenance (3)	81,600	79,366	2,234	2.8%	12.9%
Insurance	17,055	16,428	627	3.8%	2.7%
Leasing and advertising	9,928	8,341	1,587	19.0%	1.6%
Other on-site operating expenses (4)	30,591	30,556	35	0.1%	4.8%
Same store operating expenses	$634,120	$613,924	$20,196	3.3%	100.0%
Note: Same store operating expenses and same store NOI no longer include an allocation of property management expenses either in the current or comparable periods.
(1)On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
(3)Repairs and maintenance – Includes general maintenance costs, apartment unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair and maintenance costs.
(4)Other on-site operating expenses – Includes ground lease costs and administrative costs such as office supplies, telephone and data charges and association and business licensing fees.

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results:

	Year Ended December 31,
	2016	2015
	(Amounts in thousands)
Operating income	$856,086	$1,009,238

Adjustments:
Fee and asset management revenue	(3,567)	(8,387)
Property management	82,015	86,206
General and administrative	57,840	64,664
Depreciation	705,649	765,895
Total NOI	$1,698,023	$1,917,616

Rental income:
Same store	$2,177,304	$2,099,166
Non-same store	244,929	637,412
Total rental income	2,422,233	2,736,578

Operating expenses:
Same store	634,120	613,924
Non-same store	90,090	205,038
Total operating expenses	724,210	818,962

NOI:
Same store	1,543,184	1,485,242
Non-same store	154,839	432,374
Total NOI	$1,698,023	$1,917,616

For properties that the Company acquired or completed that were stabilized prior to January 1, 2016 and that the Company expects to continue to own through December 31, 2017, the Company anticipates the following same store results for the full year ending December 31, 2017:

2017 Same Store Assumptions
Physical occupancy	95.7%
Revenue change	1.0% to 2.25%
Expense change	3.0% to 4.0%
NOI change	0.0% to 2.0%

The Company anticipates consolidated rental acquisitions of $500.0 million and consolidated rental dispositions of $500.0 million and expects that the Acquisition Cap Rate will be 0.75% lower than the Disposition Yield for the full year ending December 31, 2017.

These 2017 assumptions are based on current expectations and are forward-looking.

Non-same store NOI results decreased approximately $277.5 million compared to the same period in 2015 and consist primarily of properties acquired in calendar years 2015 and 2016, operations from the Company’s development properties and operations prior to disposition from 2016 sold properties (including the Starwood Portfolio). This decrease primarily resulted from:

•	The lost NOI from 2015 and 2016 dispositions of $333.2 million;

•	A decrease in operating activities from other miscellaneous properties (including three master-leased properties) of $1.2 million;

•	A decrease in operating activities from other miscellaneous operations; and

•	A partial offset from development and newly stabilized development properties in lease-up of $50.8 million and operating properties acquired in 2015 and 2016 of $15.2 million.

See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues decreased approximately $4.8 million or 57.5% primarily as a result of lower revenue earned on management of the Company's military housing ventures at Joint Base Lewis McChord due to the sale of the Company's entire interest in the management contracts and related rights associated with these ventures in the second quarter of 2016 as well as lower fees earned on management of the Company's unconsolidated joint ventures.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses decreased approximately $4.2 million or 4.9%. This decrease is primarily attributable to a decrease in payroll-related costs, office rent and education conference fees, partially offset by increases in computer operations costs. The Company anticipates that property management expenses will approximate $83.0 million to $85.0 million for the year ending December 31, 2017. The above assumption is based on current expectations and is forward-looking.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $6.8 million or 10.6% primarily due to a decrease in payroll-related costs, partially offset by an increase in directors fees and office rent. The Company anticipates that general and administrative expenses will approximate $50.0 million to $52.0 million for the year ending December 31, 2017, excluding charges of approximately $0.4 million related to the Company's current executive compensation program. The above assumption is based on current expectations and is forward-looking.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, decreased approximately $60.2 million or 7.9% primarily as a result of no depreciation or a partial period of depreciation expense during the year ended December 31, 2016 related to the significant property sales in 2016 (including the Starwood Portfolio), partially offset by additional depreciation expense on properties acquired in 2016 and development properties placed in service.

Interest and other income from continuing operations increased approximately $58.4 million primarily due to the approximate $52.4 million gain from the sale of the Company's entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord and approximate $6.0 million gain from the sale of 421-a real estate tax certificates during the year ended December 31, 2016, neither of which occurred in 2015. The Company anticipates that interest and other income will approximate $0.5 million for the year ending December 31, 2017. The above assumption is based on current expectations and is forward-looking.

Other expenses from continuing operations increased approximately $7.4 million primarily due to increases in litigation/environmental reserve and/or settlement costs, property acquisition costs incurred in conjunction with the Company's 2016 acquisitions and the expensing of overhead (pursuit cost write-offs) as a result of fewer new development opportunities.

Interest expense from continuing operations, including amortization of deferred financing costs, increased approximately $39.6 million or 8.7% primarily as a result of prepayment penalties and debt extinguishment costs associated with the repayment of approximately $1.7 billion in debt principal prior to scheduled maturity, partially offset by lower interest expense as a result of these repayments. During the year ended December 31, 2016, the Company capitalized interest costs of approximately $51.5 million as compared to $59.9 million for the year ended December 31, 2015. This capitalization of interest relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2016 was 4.68% as compared to 4.72% for the year ended December 31, 2015. The Company anticipates that interest expense from continuing operations, excluding debt extinguishment costs/prepayment penalties, will approximate $362.6 million to $379.0 million and capitalized interest will approximate $23.0 million to $28.0 million for the year ending December 31, 2017. The above assumptions are based on current expectations and are forward-looking.

Income and other tax expense from continuing operations increased approximately $0.7 million or 75.9% primarily due to increases in various state and local taxes related to the Company's elevated disposition activity in 2016 vs. 2015. The Company anticipates that income and other tax expense will approximate $0.5 million to $1.5 million for the year ending December 31, 2017. The above assumption is based on current expectations and is forward-looking.

Income from investments in unconsolidated entities decreased approximately $10.2 million or 68.0% primarily due to $18.6 million in favorable litigation settlements which occurred during the year ended December 31, 2015, partially offset by a gain on the sale of one unconsolidated apartment property totaling $8.8 million which occurred during the year ended December 31, 2016.

Net gain on sales of real estate properties increased approximately $3.7 billion as a result of the sale of 98 consolidated apartment properties (including the Starwood Portfolio) during the year ended December 31, 2016 as compared to only eight consolidated apartment property sales during the year ended December 31, 2015, all of which did not meet the new criteria for reporting discontinued operations. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels increased approximately $15.7 million due to the gain on sale of three land parcels during the year ended December 31, 2016 as compared to no land sales during the year ended December 31, 2015.

Discontinued operations, net increased approximately $0.1 million or 30.5% between the periods under comparison. This increase is primarily due to the timing of trailing activity for properties sold in 2013 and prior years. The Company adopted the new discontinued operations standard effective January 1, 2014 and as a result, none of the properties sold during the year ended December 31, 2016 and 2015 met the new criteria for reporting discontinued operations.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

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

The following table presents a reconciliation of operating income per the consolidated statements of operations and comprehensive income to NOI for the 2015 Same Store Properties:

	Year Ended December 31,
	2015	2014
	(Amounts in thousands)
Operating income	$1,009,238	$921,644
Adjustments:
Non-same store operating results	(107,606)	(103,123)
Fee and asset management revenue	(8,387)	(9,437)
Fee and asset management expense	5,021	5,429
Depreciation	765,895	758,861
General and administrative	64,664	50,679
Same store NOI	$1,728,825	$1,624,053

Non-same store operating results increased approximately $4.5 million and consist primarily of properties acquired in calendar years 2014 and 2015 as well as operations from the Company’s completed development properties. This increase primarily resulted from:

•	Development and newly stabilized development properties in lease-up of $27.8 million;

•	Operating properties acquired in 2014 and 2015 of $18.1 million;

•	Operating activities from other miscellaneous operations; and

•
Was mostly offset by lost NOI from 2014 and 2015 dispositions of $41.8 million as well as a decrease in operating activities from other miscellaneous properties (including three master-leased properties) of $2.2 million.

See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues decreased approximately $1.1 million or 11.1% primarily as a result of lower revenue earned on management of the Company's military housing ventures at Joint Base Lewis McChord and lower fees earned on management of the Company's unconsolidated development joint ventures.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies. These expenses increased approximately $1.1 million or 1.3%. This increase is primarily attributable to an increase in payroll-related costs and education/conferences fees.

General and administrative expenses from continuing operations, which include corporate operating expenses, increased approximately $14.0 million or 27.6% primarily due to an increase in payroll-related costs, including an additional $8.0 million related to the Company's revised executive compensation program.

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

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $13.3 million or 2.8% primarily as a result of the repayment of $300.0 million of 6.584% unsecured notes in April 2015, the repayment of $500.0 million of 5.25% unsecured notes in September 2014, the repayment of the Company's $750.0 million unsecured term loan facility in June 2014, mortgage payoffs and higher capitalized interest, partially offset by interest expense on $750.0 million of unsecured notes that closed in May 2015 and $1.2 billion of unsecured notes that closed in June 2014. During the year ended December 31, 2015, the Company capitalized interest costs of approximately $59.9 million as compared to $52.8 million for the year ended December 31, 2014. This capitalization of interest primarily relates to consolidated projects under development. The effective interest cost on all indebtedness for the year ended December 31, 2015 was 4.72% as compared to 4.74% for the year ended December 31, 2014.

Income and other tax expense from continuing operations decreased approximately $0.5 million or 34.2% primarily due to decreases in estimated taxes related to properties sold and/or operated by the Company's TRS in 2015 vs. 2014.

Income from investments in unconsolidated entities increased approximately $23.0 million primarily due to gains on the sale of certain assets owned by the Company's joint ventures with a joint venture partner and due to $18.6 million in favorable litigation settlements, neither of which occurred during the year ended December 31, 2014.

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

As of January 1, 2016, the Company had approximately $42.3 million of cash and cash equivalents and the amount available on its revolving credit facility was $2.07 billion (net of $45.1 million which was restricted/dedicated to support letters of credit and net of $387.5 million outstanding on the commercial paper program). After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company’s cash and cash equivalents balance at December 31, 2016 was approximately $77.2 million and the amount available on its revolving credit facility was $1.96 billion (net of $20.6 million which was restricted/dedicated to support letters of credit and net of the $20.0 million outstanding on the commercial paper program).

During the year ended December 31, 2016, the Company generated proceeds from various transactions, which included the following:

•	Disposed of 98 consolidated rental properties (including the Starwood Portfolio) and three land parcels, receiving net proceeds of approximately $6.8 billion;

•	Disposed of one unconsolidated rental property, receiving net proceeds of approximately $12.4 million;

•
Disposed of its entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord along with the sale of certain 421-a real estate tax certificates, receiving net proceeds of approximately $72.8 million;

•
Issued $500.0 million of ten-year 2.85% fixed rate public notes, receiving net proceeds of $496.7 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of approximately 3.10%; and

•
Issued approximately 0.9 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $39.5 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the year ended December 31, 2016 , the above proceeds along with net cash flow from operations and availability on the Company's revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire four consolidated rental properties for approximately $205.9 million in cash;

•	Invest $566.8 million primarily in development projects;

•
Pay a special dividend of $8.00 per share/unit (approximately $3.0 billion) on March 10, 2016 to shareholders/unitholders of record as of March 3, 2016 and a special dividend of $3.00 per share/unit (approximately $1.1 billion) on October 14, 2016 to shareholders/unitholders of record as of September 26, 2016;

•	Repay $591.7 million of mortgage loans and incur a prepayment penalty of approximately $31.7 million;

•	Repay $500.0 million of 5.125% unsecured notes maturing in 2016 and incur a prepayment penalty of approximately $1.4 million;

•	Repay $400.0 million of 5.375% unsecured notes maturing in 2016 and incur a prepayment penalty of approximately $9.5 million;

•	Repay $255.9 million of 5.750% unsecured notes maturing in 2017 and incur a prepayment penalty of approximately $16.5 million;

•	Repay $46.1 million of 7.125% unsecured notes maturing in 2017 and incur a prepayment penalty of approximately $4.6 million;

•	Repay $250.0 million of 4.625% unsecured notes maturing in 2021 and incur a prepayment penalty of approximately $31.6 million; and

•	Repay $48.0 million of 7.570% unsecured notes maturing in 2026 and incur a prepayment penalty of approximately $19.3 million.

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR. Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. The program currently has a maturity of June 2019. EQR has the authority to issue 13.0 million shares but has not issued any shares under this program since September 2012. Through February 17, 2017, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees. The Company may repurchase up to 13.0 million Common Shares under this program. EQR repurchased approximately $1.8 million (31,240 shares at a price of $56.87 per share) of its Common Shares (all related to the vesting of employees' restricted shares) during the year ended December 31, 2014. No open market repurchases have occurred since 2008. As of February 17, 2017, EQR has remaining authorization to repurchase up to 13.0 million of its shares. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of December 31, 2016 are as follows:

Debt Summary as of December 31, 2016
($ in thousands)
				Weighted Average Maturities (years)
			Weighted Average Rates (1)

	Amounts (1)	% of Total
Secured	$4,119,181	45.8%	4.34%	6.0
Unsecured	4,868,077	54.2%	4.48%	10.0
Total	$8,987,258	100.0%	4.42%	8.2
Fixed Rate Debt:
Secured – Conventional	$3,483,389	38.7%	4.95%	4.9
Unsecured – Public	4,397,829	49.0%	4.90%	10.8
Fixed Rate Debt	7,881,218	87.7%	4.92%	8.2
Floating Rate Debt:
Secured – Conventional	7,042	0.1%	0.56%	16.9
Secured – Tax Exempt	628,750	7.0%	1.06%	11.8
Unsecured – Public (2)	450,250	5.0%	1.28%	2.5
Unsecured – Revolving Credit Facility	—	—	1.37%	5.0
Unsecured – Commercial Paper Program (3)	19,998	0.2%	0.90%	—
Floating Rate Debt	1,106,040	12.3%	1.13%	8.0
Total	$8,987,258	100.0%	4.42%	8.2

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the year ended December 31, 2016.

(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(3)	As of December 31, 2016, the weighted average maturity on the Company's outstanding commercial paper was 4 days.
Note: The Company capitalized interest of approximately $51.5 million and $59.9 million during the years ended December 31, 2016 and 2015, respectively.
Note: The Company recorded approximately $24.3 and $8.6 million of net debt discount/deferred derivative settlement amortization as additional interest expense during the years ended December 31, 2016 and 2015, respectively.

Debt Maturity Schedule as of December 31, 2016
($ in thousands)

						Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)

	Fixed Rate (1)	Floating Rate (1)
Year				Total	% of Total

2017	$605,158	$23,300	(2)	$628,458	6.9%	6.19%	5.99%
2018	83,634	100,735		184,369	2.0%	5.57%	3.24%
2019	807,680	478,357		1,286,037	14.1%	5.47%	3.96%
2020	1,679,590	10,500		1,690,090	18.6%	5.49%	5.46%
2021	928,557	12,600		941,157	10.3%	4.64%	4.59%
2022	266,447	13,800		280,247	3.1%	3.27%	3.14%
2023	1,327,965	15,300		1,343,265	14.8%	3.74%	3.71%
2024	2,498	17,100		19,598	0.2%	4.97%	1.23%
2025	452,625	19,600		472,225	5.2%	3.38%	3.27%
2026	594,783	21,700		616,483	6.8%	3.59%	3.49%
2027+	1,177,033	457,665		1,634,698	18.0%	4.54%	3.46%
Subtotal	7,925,970	1,170,657		9,096,627	100.0%	4.72%	4.20%
Deferred Financing Costs	(33,605)	(9,012)		(42,617)	N/A	N/A	N/A
Premium/(Discount)	(11,147)	(55,605)		(66,752)	N/A	N/A	N/A
Total	$7,881,218	$1,106,040		$8,987,258	100.0%	4.72%	4.20%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of December 31, 2016.

(2)
Includes $20.0 million in principal outstanding on the Company's unsecured commercial paper program. The company may borrow up to a maximum of $500.0 million on the program subject to market conditions.

The following table provides a summary of the Company’s unsecured debt as of December 31, 2016:

Unsecured Debt Summary as of December 31, 2016
($ in thousands)

	Interest Rate	Due Date	Amount

Fixed Rate Notes:
	5.750%	06/15/17	$394,077
	7.125%	10/15/17	103,898
	4.750%	07/15/20	600,000
	4.625%	12/15/21	750,000
	3.000%	04/15/23	500,000
	3.375%	06/01/25	450,000
	7.570%	08/15/26	92,025
	2.850%	11/01/26	500,000
	4.500%	07/01/44	750,000
	4.500%	06/01/45	300,000
Deferred Financing Costs and Unamortized (Discount)			(42,171)
			4,397,829
Floating Rate Notes:
	(1)	07/01/19	450,000
Fair Value Derivative Adjustments	(1)	07/01/19	1,857
Deferred Financing Costs and Unamortized (Discount)			(1,607)
			450,250

Line of Credit and Commercial Paper:
Revolving Credit Facility (2) (3)	LIBOR+0.825%	01/10/22	—
Commercial Paper Program (2) (4)			20,000
Unamortized Commercial Paper (Discount)			(2)
			19,998

Total Unsecured Debt			$4,868,077

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

(2)	Facility/program is private. All other unsecured debt is public.

(3)
On November 3, 2016, the Company replaced its existing $2.5 billion facility with a new $2.0 billion unsecured revolving credit facility maturing January 10, 2022. The interest rate on advances under the new credit facility will generally be LIBOR plus a spread (currently 0.825%) and an annual facility fee (currently 12.5 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long term debt. As of December 31, 2016, there was approximately $1.96 billion available on the Company's unsecured revolving credit facility (net of $20.6 million which was restricted/dedicated to support letters of credit and $20.0 million outstanding on the commercial paper program).

(4)
The Company may borrow up to a maximum of $500.0 million on the commercial paper program subject to market conditions. The notes bear interest at various floating rates with a weighted average of 0.90% for the year ended December 31, 2016 and a weighted average maturity of 4 days as of December 31, 2016.

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

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2016 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential
Capital Structure as of December 31, 2016
(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$4,119,181	45.8%
Unsecured Debt			4,868,077	54.2%
Total Debt			8,987,258	100.0%	26.8%
Common Shares (includes Restricted Shares)	365,870,924	96.2%
Units (includes OP Units and Restricted Units)	14,626,075	3.8%
Total Shares and Units	380,496,999	100.0%
Common Share Price at December 31, 2016	$64.36
			24,488,787	99.8%
Perpetual Preferred Equity (see below)			37,280	0.2%
Total Equity			24,526,067	100.0%	73.2%
Total Market Capitalization			$33,513,325		100.0%

Equity Residential
Perpetual Preferred Equity as of December 31, 2016
(Amounts in thousands except for share and per share amounts)

				Annual Dividend Per Share	Annual Dividend Amount
	Redemption Date	Outstanding Shares	Liquidation Value
Series
Preferred Shares:
8.29% Series K	12/10/26	745,600	$37,280	$4.145	$3,091
Total Perpetual Preferred Equity		745,600	$37,280		$3,091

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2016 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership
Capital Structure as of December 31, 2016
(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$4,119,181	45.8%
Unsecured Debt		4,868,077	54.2%
Total Debt		8,987,258	100.0%	26.8%
Total Outstanding Units	380,496,999
Common Share Price at December 31, 2016	$64.36
		24,488,787	99.8%
Perpetual Preference Units (see below)		37,280	0.2%
Total Equity		24,526,067	100.0%	73.2%
Total Market Capitalization		$33,513,325		100.0%

ERP Operating Limited Partnership
Perpetual Preference Units as of December 31, 2016
(Amounts in thousands except for unit and per unit amounts)

				Annual Dividend Per Unit	Annual Dividend Amount
	Redemption Date	Outstanding Units	Liquidation Value
Series
Preference Units:
8.29% Series K	12/10/26	745,600	$37,280	$4.145	$3,091
Total Perpetual Preference Units		745,600	$37,280		$3,091

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

The Company has a flexible dividend policy which it believes will generate payouts closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors. Beginning in 2014, the Company began paying its annual dividend based on 65% of the midpoint of the range of Normalized FFO guidance customarily provided as part of the Company's fourth quarter earnings release. The Company's 2016 regular annual dividend payout was $2.015 per share/unit and the Company paid four regular quarterly dividends of $0.50375 per share/unit in 2016. In addition to the regular quarterly dividends, the Company paid two special dividends to its shareholders and holders of OP Units of $11.00 per share/unit in the aggregate. The Company paid special dividends of $8.00 per share/unit (approximately $3.0 billion) on March 10, 2016 and $3.00 per share/unit (approximately $1.1 billion) on October 14, 2016. All future dividends remain subject to the discretion of the Board of Trustees.

While our current dividend policy makes it less likely that we will over distribute, it will also lead to a dividend reduction more quickly should operating results deteriorate or large portfolio sales occur. However, whether due to changes in the dividend policy or otherwise, there may be times when the Company experiences shortfalls in its coverage of distributions, which may cause the Company to consider reducing its distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference. Should these shortfalls occur for lengthy periods of time or be material in nature, the Company's financial condition may be adversely affected and it may not be able to maintain its current distribution levels. The Company believes that its expected 2017 operating cash flow will be sufficient to cover capital expenditures and regular dividends/distributions.

The Company also expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions. In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high. The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes, line of credit and commercial paper program. Of the $25.4 billion in investment in real estate on the Company’s balance sheet at December 31, 2016, $18.7 billion or 73.8% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

ERPOP's long-term senior debt ratings and short-term commercial paper ratings as well as EQR's long-term preferred equity ratings as of February 17, 2017 are as follows:

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

On November 3, 2016, the Company replaced its existing $2.5 billion facility with a $2.0 billion unsecured revolving credit facility maturing January 10, 2022. The Company has the ability to increase available borrowings by an additional $750.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.825%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 12.5 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt.

The Company's previous $2.5 billion unsecured revolving credit facility was set to mature on April 2, 2018. The Company had the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility was generally LIBOR plus a spread (was 0.95% at termination), or based on bids received from the lending group, and the Company paid an annual facility fee (was 15 basis points at termination). Both the spread and the facility fee were dependent on the credit rating of the Company’s long-term debt.

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. The Company does not intend to borrow more than $2.0 billion on the commercial paper program and new revolving credit facility combined. As of February 17, 2017, there was a balance of $100.0 million outstanding on the commercial paper program.

As of February 17, 2017, no amounts were outstanding and the amount available on the revolving credit facility was $1.88 billion (net of $20.6 million which was restricted/dedicated to support letters of credit and net of the $100.0 million outstanding on the commercial paper program). This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

See Note 18 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to December 31, 2016.

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

For the year ended December 31, 2016, our actual improvements to real estate totaled approximately $172.2 million. This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate
For the Year Ended December 31, 2016

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements (3)	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (4)	69,879	$75,298	$1,077	$80,890	$1,158	$156,188	$2,235
Non-Same Store Properties (5)	6,634	4,494	851	7,685	1,456	12,179	2,307
Other (6)	—	2,744		1,066		3,810
Total	76,513	$82,536		$89,641		$172,177

(1)	Total Apartment Units – Excludes 945 unconsolidated apartment units for which capital expenditures to real estate are self-funded and do not consolidate into the Company's results.

(2)
Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting. Replacements for same store properties also include $47.0 million spent during 2016 on apartment unit renovations/rehabs (primarily kitchens and baths) on approximately 4,200 same store apartment units (equating to approximately $11,200 per apartment unit rehabbed) designed to reposition these units for higher rental levels in their respective markets.

(3)
Building Improvements – Includes roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)	Same Store Properties – Primarily includes all properties acquired or completed that are stabilized prior to January 1, 2015, less properties subsequently sold.

(5)
Non-Same Store Properties – Primarily includes all properties acquired during 2015 and 2016, plus any properties in lease-up and not stabilized as of January 1, 2015. Per apartment unit amounts are based on a weighted average of 5,279 apartment units.

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

(1)
Total Apartment Units – Excludes 1,281 unconsolidated apartment units and 5,139 military housing apartment units for which capital expenditures to real estate are self-funded and do not consolidate into the Company's results.

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

The Company estimates that during 2017 it will spend approximately $2,600 per apartment unit of capital expenditures, inclusive of apartment unit renovation/rehab costs, or $1,900 per apartment unit excluding apartment unit renovation/rehab costs. During 2017, the Company expects to spend approximately $50.0 million for all unit renovation/rehab costs (primarily on same store properties) at a weighted average cost of $11,000 per apartment unit rehabbed. These anticipated amounts represent an increase as a percentage of rental revenues, in the cost per unit and in the absolute dollar amounts over 2016. These increases include approximately $17.0 million of additional estimated expenditures for resident focused renovation projects such as common areas and exercise rooms in order to remain competitive with the new luxury supply being delivered in many of our markets. We will continue to create value from our properties by doing those rehabs that meet our investment parameters. The above assumptions are based on current expectations and are forward-looking.

During the year ended December 31, 2016, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $5.7 million. The Company expects to fund approximately $3.1 million in total non-real estate capital additions in 2017. These anticipated fundings represent a decrease over 2016, which is primarily driven by the substantial completion of the implementation of new systems during 2016. The above assumption is based on current expectations and is forward-looking.

Capital expenditures to real estate and non-real estate capital additions are generally funded from net cash provided by operating activities and from investment cash flow.

Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company may also use derivatives to manage commodity prices in the daily operations of the business.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2016.

Other

Total distributions paid in January 2017 amounted to $192.3 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2016.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has various unconsolidated interests in certain joint ventures. The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its consolidated operating and/or other activities.

Operating Properties

The Company has a 75% equity interest in the Wisconsin Place joint venture. The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities. The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components. The joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility. At December 31, 2016, the basis of this investment was $46.9 million. The joint venture, as a limited partner, does not have substantive kick-out or participating rights in the entity. As a result, the entity qualifies as a VIE. The joint venture does not have a controlling financial interest in the VIE and is not the VIE's primary beneficiary. The joint venture does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures. The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and the Company's interest had a basis of $5.0 million at December 31, 2016. The Domain joint venture owns a 444 unit apartment property located in San Jose, California and the

Company's interest had a basis of $9.3 million at December 31, 2016. Nexus Sawgrass and Domain were completed and stabilized during the quarters ended September 30, 2014 and March 31, 2015, respectively. Construction on both properties was predominantly funded with long-term, non-recourse secured loans from the partner. The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021. The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the properties and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the operations. As a result, the entities do not qualify as VIEs. The Company alone does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance and as a result, the entities are unconsolidated and recorded using the equity method of accounting. The Company currently has no further funding obligations related to these properties.

Other

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by its joint venture partner. The Company's initial investment was $147.6 million and the Company's basis at December 31, 2016 was a net obligation of $1.1 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Residual JV that most significantly impact the Residual JV's economic performance and as a result, the Residual JV is unconsolidated and recorded using the equity method of accounting. The Residual JV has sold all of the real estate assets that were acquired as part of the acquisition of Archstone, including all of the German assets, and is in the process of winding down all remaining activities.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. At December 31, 2016, the remaining preferred interests had an aggregate liquidation value of $39.9 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by its joint venture partner. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Legacy JV that most significantly impact the Legacy JV's economic performance and as a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

As of December 31, 2016, the Company has six wholly owned projects totaling 2,064 apartment units in various stages of development with estimated completion dates ranging through December 31, 2018, as well as other completed development projects that are in various stages of lease up or are stabilized. See also Note 16 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company's development projects.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2016:

Payments Due by Year (in thousands)
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Unamortized Cost/Discounts	Total
Debt:
Principal (a)	$628,458	$184,369	$1,286,037	$1,690,090	$941,157	$4,366,516	$(109,369)	$8,987,258
Interest (b)	367,157	331,165	285,074	222,930	188,420	1,471,663	—	2,866,409
Operating Leases:
Minimum Rent Payments (c)	15,917	16,027	15,890	15,489	15,256	826,259	—	904,838
Other Long-Term Liabilities:
Deferred Compensation (d)	1,387	1,723	1,128	1,079	1,079	4,383	—	10,779
Total	$1,012,919	$533,284	$1,588,129	$1,929,588	$1,145,912	$6,668,821	$(109,369)	$12,769,284

(a)	Amounts include aggregate principal payments only.

(b)
Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2016 and inclusive of capitalized interest. For floating rate debt, the current rate in effect for the most recent payment through December 31, 2016 is assumed to be in effect through the respective maturity date of each instrument.

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

The Company’significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements. These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2016 and are consistent with the year ended December 31, 2015.

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

During the years ended December 31, 2016, 2015 and 2014, the Company capitalized $18.7 million, $22.3 million and $22.4 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company's and the Operating Partnership's reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for each of the five years ended December 31, 2016:

Funds From Operations and Normalized Funds From Operations
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Net income	$4,480,104	$908,018	$658,683	$1,905,353	$881,204
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(16,430)	(3,657)	(2,544)	538	(844)
Preferred/preference distributions	(3,091)	(3,357)	(4,145)	(4,145)	(10,355)
Premium on redemption of Preferred Shares/Preference Units	—	(3,486)	—	—	(5,152)
Net income available to Common Shares and Units / Units	4,460,583	897,518	651,994	1,901,746	864,853
Adjustments:
Depreciation	705,649	765,895	758,861	978,973	560,669
Depreciation – Non-real estate additions	(5,224)	(4,981)	(4,643)	(4,806)	(5,346)
Depreciation – Partially Owned Properties	(3,805)	(4,332)	(4,285)	(6,499)	(3,193)
Depreciation – Unconsolidated Properties	4,745	4,920	6,754	3,661	—
Net (gain) on sales of unconsolidated entities – operating assets	(8,841)	(100)	(4,902)	(7)	—
Net (gain) on sales of real estate properties	(4,044,055)	(335,134)	(212,685)	—	—
Noncontrolling Interests share of gain on sales	14,521	—	—	—	—
Discontinued operations:
Depreciation	—	—	—	34,380	124,323
Net (gain) on sales of discontinued operations	(43)	—	(179)	(2,036,505)	(548,278)
Net incremental gain (loss) on sales of condominium units	—	—	—	8	(11)
Gain on sale of Equity Corporate Housing (ECH)	—	—	—	1,470	200
FFO available to Common Shares and Units / Units (1) (3) (4)	1,123,530	1,323,786	1,190,915	872,421	993,217
Adjustments:
Asset impairment and valuation allowances	—	—	—	—	—
Property acquisition costs and write-off of pursuit costs	6,478	(11,706)	8,248	79,365	21,649
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/
preference unit redemptions and non-cash convertible debt discounts	121,694	5,704	(1,110)	121,730	16,293
(Gains) losses on sales of non-operating assets, net of income and other tax expense
(benefit)	(74,221)	(2,883)	(1,866)	(17,908)	(255)
Other miscellaneous non-comparable items	2,169	2,901	259	1,465	(147,635)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,179,650	$1,317,802	$1,196,446	$1,057,073	$883,269

FFO (1) (3)	$1,126,621	$1,330,629	$1,195,060	$876,566	$1,008,724
Preferred/preference distributions	(3,091)	(3,357)	(4,145)	(4,145)	(10,355)
Premium on redemption of Preferred Shares/Preference Units	—	(3,486)	—	—	(5,152)
FFO available to Common Shares and Units / Units (1) (3) (4)	$1,123,530	$1,323,786	$1,190,915	$872,421	$993,217

Normalized FFO (2) (3)	$1,182,741	$1,321,159	$1,200,591	$1,061,218	$893,624
Preferred/preference distributions	(3,091)	(3,357)	(4,145)	(4,145)	(10,355)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,179,650	$1,317,802	$1,196,446	$1,057,073	$883,269

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

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates. The fair value of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.2 billion and $5.0 billion, respectively, at December 31, 2016.

At December 31, 2016, the Company had total outstanding floating rate debt of approximately $1.1 billion, or 12.3% of total debt, net of the effects of any derivative instruments. If market rates of interest on all of the floating rate debt permanently increased by 11 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $1.3 million. If market rates of interest on all of the floating rate debt permanently decreased by 11 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $1.3 million.

At December 31, 2016, the Company had total outstanding fixed rate debt of approximately $7.9 billion, or 87.7% of total debt, net of the effects of any derivative instruments. If market rates of interest permanently increased by 49 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $7.2 billion. If market rates of interest permanently decreased by 49 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $8.8 billion.

At December 31, 2016, the Company’s derivative instruments had a net asset fair value of approximately $1.9 million. If market rates of interest permanently increased by 24 basis points (a 10% increase from the Company’s existing weighted average interest rates), the net asset fair value of the Company’s derivative instruments would be approximately $0.4 million. If market rates of interest permanently decreased by 24 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the net asset fair value of the Company’s derivative instruments would be approximately $3.4 million.

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

    None.

Item 9A. Controls and Procedures

Equity Residential

(a)  Evaluation of Disclosure Controls and Procedures:
Effective as of December 31, 2016, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2016. Our internal control over financial reporting has been audited as of December 31, 2016 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)   Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)  Evaluation of Disclosure Controls and Procedures:
Effective as of December 31, 2016, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership's management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Based on the Operating Partnership's evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2016. Our internal control over financial reporting has been audited as of December 31, 2016 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c)   Changes in Internal Control over Financial Reporting:
There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accounting Fees and Services.

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, Equity Residential's Proxy Statement, which the Company intends to file no later than 120 days after the end of its fiscal year ended December 31, 2016, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 96.2% owner of ERP Operating Limited Partnership.

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

EQUITY RESIDENTIAL

By:	/s/ David J. Neithercut
David J. Neithercut President and Chief Executive Officer (Principal Executive Officer)
Date:	February 23, 2017

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

By:	/s/ David J. Neithercut
David J. Neithercut President and Chief Executive Officer (Principal Executive Officer)
Date:	February 23, 2017

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY

KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints David J. Neithercut, Mark J. Parrell and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2016, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ David J. Neithercut	President, Chief Executive Officer and Trustee	February 23, 2017
David J. Neithercut	(Principal Executive Officer)

/s/ Mark J. Parrell	Executive Vice President and Chief Financial Officer	February 23, 2017
Mark J. Parrell	(Principal Financial Officer)

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 23, 2017
Ian S. Kaufman	(Principal Accounting Officer)

/s/ John W. Alexander	Trustee	February 23, 2017
John W. Alexander

/s/ Charles L. Atwood	Trustee	February 23, 2017
Charles L. Atwood

/s/ Linda Walker Bynoe	Trustee	February 23, 2017
Linda Walker Bynoe

/s/ Connie K. Duckworth	Trustee	February 23, 2017
Connie K. Duckworth

/s/ Mary Kay Haben	Trustee	February 23, 2017
Mary Kay Haben

/s/ Bradley A. Keywell	Trustee	February 23, 2017
Bradley A. Keywell

/s/ John E. Neal	Trustee	February 23, 2017
John E. Neal

/s/ Mark S. Shapiro	Trustee	February 23, 2017
Mark S. Shapiro

/s/ Stephen E. Sterrett	Trustee	February 23, 2017
Stephen E. Sterrett

/s/ B. Joseph White	Trustee	February 23, 2017
B. Joseph White

/s/ Gerald A. Spector	Vice Chairman of the Board of Trustees	February 23, 2017
Gerald A. Spector

/s/ Samuel Zell	Chairman of the Board of Trustees	February 23, 2017
Samuel Zell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP

PAGE
FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm (Equity Residential)	F-2

Report of Independent Registered Public Accounting Firm (ERP Operating Limited Partnership)	F-3

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Equity Residential)	F-4

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (ERP Operating Limited Partnership)	F-5

Financial Statements of Equity Residential:

Consolidated Balance Sheets as of December 31, 2016 and 2015	F-6

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	F-7 to F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	F-9 to F-12

Consolidated Statements of Changes in Equity for the years ended December 31, 2016, 2015 and 2014	F-13 to F-14

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of December 31, 2016 and 2015	F-15

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2016, 2015 and 2014	F-16 to F-17

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014	F-18 to F-21

Consolidated Statements of Changes in Capital for the years ended December 31, 2016, 2015 and 2014	F-22 to F-23

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	F-24 to F-63

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation of Equity Residential and ERP Operating Limited Partnership	S-1 to S-11
All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders
Equity Residential

We have audited the accompanying consolidated balance sheets of Equity Residential (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Equity Residential at December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Equity Residential’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners
ERP Operating Limited Partnership

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the “Operating Partnership”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Operating Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of ERP Operating Limited Partnership at December 31, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), ERP Operating Limited Partnership's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Trustees and Shareholders
Equity Residential

We have audited Equity Residential’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). Equity Residential’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Equity Residential maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Equity Residential as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 23, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Partners
ERP Operating Limited Partnership

We have audited ERP Operating Limited Partnership's (the “Operating Partnership”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO Criteria). ERP Operating Limited Partnership's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Operating Partnership's internal control over financial reporting based on our audit.

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

In our opinion, ERP Operating Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO Criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of ERP Operating Limited Partnership as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 23, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 23, 2017

EQUITY RESIDENTIAL
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands except for share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$5,899,862	$5,864,046
Depreciable property	18,730,579	18,037,087
Projects under development	637,168	1,122,376
Land held for development	118,816	158,843
Investment in real estate	25,386,425	25,182,352
Accumulated depreciation	(5,360,389)	(4,905,406)
Investment in real estate, net	20,026,036	20,276,946
Real estate held for sale	—	2,181,135
Cash and cash equivalents	77,207	42,276
Investments in unconsolidated entities	60,141	68,101
Deposits – restricted	76,946	55,893
Escrow deposits – mortgage	64,935	56,946
Other assets	398,883	428,899
Total assets	$20,704,148	$23,110,196

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$4,119,181	$4,685,134
Notes, net	4,848,079	5,848,956
Line of credit and commercial paper	19,998	387,276
Accounts payable and accrued expenses	147,482	187,124
Accrued interest payable	60,946	85,221
Other liabilities	350,466	366,387
Security deposits	62,624	77,582
Distributions payable	192,296	209,378
Total liabilities	9,801,072	11,847,058

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	442,092	566,783
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of December 31, 2016 and December 31, 2015	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 365,870,924 shares issued and outstanding as of December 31, 2016 and 364,755,444 shares issued and outstanding as of December 31, 2015	3,659	3,648
Paid in capital	8,758,422	8,572,365
Retained earnings	1,543,626	2,009,091
Accumulated other comprehensive (loss)	(113,909)	(152,016)
Total shareholders’ equity	10,229,078	10,470,368
Noncontrolling Interests:
Operating Partnership	221,297	221,379
Partially Owned Properties	10,609	4,608
Total Noncontrolling Interests	231,906	225,987
Total equity	10,460,984	10,696,355
Total liabilities and equity	$20,704,148	$23,110,196

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per share data)

	Year Ended December 31,
	2016	2015	2014
REVENUES
Rental income	$2,422,233	$2,736,578	$2,605,311
Fee and asset management	3,567	8,387	9,437
Total revenues	2,425,800	2,744,965	2,614,748

EXPENSES
Property and maintenance	406,823	479,160	473,098
Real estate taxes and insurance	317,387	339,802	325,401
Property management	82,015	86,206	85,065
General and administrative	57,840	64,664	50,679
Depreciation	705,649	765,895	758,861
Total expenses	1,569,714	1,735,727	1,693,104

Operating income	856,086	1,009,238	921,644

Interest and other income	65,773	7,372	4,462
Other expenses	(10,368)	(2,942)	(9,073)
Interest:
Expense incurred, net	(482,246)	(444,487)	(457,460)
Amortization of deferred financing costs	(12,633)	(10,801)	(11,088)
Income before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	416,612	558,380	448,485
Income and other tax (expense) benefit	(1,613)	(917)	(1,394)
Income (loss) from investments in unconsolidated entities	4,801	15,025	(7,952)
Net gain on sales of real estate properties	4,044,055	335,134	212,685
Net gain (loss) on sales of land parcels	15,731	(1)	5,277
Income from continuing operations	4,479,586	907,621	657,101
Discontinued operations, net	518	397	1,582
Net income	4,480,104	908,018	658,683
Net (income) attributable to Noncontrolling Interests:
Operating Partnership	(171,511)	(34,241)	(24,831)
Partially Owned Properties	(16,430)	(3,657)	(2,544)
Net income attributable to controlling interests	4,292,163	870,120	631,308
Preferred distributions	(3,091)	(3,357)	(4,145)
Premium on redemption of Preferred Shares	—	(3,486)	—
Net income available to Common Shares	$4,289,072	$863,277	$627,163

Earnings per share – basic:
Income from continuing operations available to Common Shares	$11.75	$2.37	$1.73
Net income available to Common Shares	$11.75	$2.37	$1.74
Weighted average Common Shares outstanding	365,002	363,498	361,181

Earnings per share – diluted:
Income from continuing operations available to Common Shares	$11.68	$2.36	$1.72
Net income available to Common Shares	$11.68	$2.36	$1.73
Weighted average Common Shares outstanding	381,992	380,620	377,735

Distributions declared per Common Share outstanding	$13.015	$2.21	$2.00

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per share data)

	Year Ended December 31,
	2016	2015	2014
Comprehensive income:
Net income	$4,480,104	$908,018	$658,683
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding (losses) gains arising during the year	(3,915)	2,219	(33,306)
Losses reclassified into earnings from other comprehensive income	41,758	18,244	16,868
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the year	264	(327)	(552)
Other comprehensive income (loss)	38,107	20,136	(16,990)
Comprehensive income	4,518,211	928,154	641,693
Comprehensive (income) attributable to Noncontrolling Interests	(189,411)	(38,668)	(26,728)
Comprehensive income attributable to controlling interests	$4,328,800	$889,486	$614,965

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,480,104	$908,018	$658,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	705,649	765,895	758,861
Amortization of deferred financing costs	12,633	10,801	11,088
Amortization of above/below market leases	3,426	3,382	3,222
Amortization of discounts and premiums on debt	(17,378)	(9,492)	(13,520)
Amortization of deferred settlements on derivative instruments	41,680	18,075	16,334
Write-off of pursuit costs	4,092	3,208	3,607
(Income) loss from investments in unconsolidated entities	(4,801)	(15,025)	7,952
Distributions from unconsolidated entities – return on capital	2,863	4,741	5,570
Net (gain) on sales of investment securities and other investments	(58,409)	(526)	(57)
Net (gain) on sales of real estate properties	(4,044,055)	(335,134)	(212,685)
Net (gain) loss on sales of land parcels	(15,731)	1	(5,277)
Net (gain) on sales of discontinued operations	(43)	—	(179)
Realized/unrealized loss (gain) on derivative instruments	74	3,055	(60)
Compensation paid with Company Common Shares	30,530	34,607	27,543
Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	11,450	(1,794)	(1,740)
(Increase) decrease in mortgage deposits	(26)	258	1,452
Decrease (increase) in other assets	31,147	(41,803)	21,773
(Decrease) increase in accounts payable and accrued expenses	(6,061)	(1,667)	17,797
(Decrease) increase in accrued interest payable	(24,275)	(4,319)	11,231
(Decrease) increase in other liabilities	(26,422)	12,269	8,437
(Decrease) increase in security deposits	(14,958)	1,949	4,041
Net cash provided by operating activities	1,111,489	1,356,499	1,324,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(205,880)	(331,336)	(469,989)
Investment in real estate – development/other	(566,825)	(653,897)	(530,387)
Capital expenditures to real estate	(172,177)	(182,113)	(185,957)
Non-real estate capital additions	(5,731)	(3,991)	(5,286)
Interest capitalized for real estate and unconsolidated entities under development	(51,451)	(59,885)	(52,782)
Proceeds from disposition of real estate, net	6,824,659	504,748	522,647
Investments in unconsolidated entities	(5,266)	(23,019)	(15,768)
Distributions from unconsolidated entities – return of capital	13,798	51,144	103,793
Proceeds from sale of investment securities and other investments	72,815	2,535	57
(Increase) decrease in deposits on real estate acquisitions and investments, net	(32,503)	17,874	33,004
Decrease (increase) in mortgage deposits	534	(531)	798
Consolidation of previously unconsolidated properties	—	—	(44,796)
Net cash provided by (used for) investing activities	5,871,973	(678,471)	(644,666)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(13,305)	$(6,425)	$(10,982)
Mortgage deposits	(8,497)	(8,588)	(7,699)
Mortgage notes payable, net:
Lump sum payoffs	(583,122)	(359,244)	(88,788)
Scheduled principal repayments	(8,544)	(9,275)	(11,869)
Notes, net:
Proceeds	496,705	746,391	1,194,277
Lump sum payoffs	(1,500,000)	(300,000)	(1,250,000)
Line of credit and commercial paper:
Line of credit proceeds	426,000	3,770,000	7,167,000
Line of credit repayments	(426,000)	(4,103,000)	(6,949,000)
Commercial paper proceeds	1,759,586	3,931,227	—
Commercial paper repayments	(2,127,472)	(3,545,028)	—
(Payments on) settlement of derivative instruments	(4,662)	(13,938)	(758)
Proceeds from Employee Share Purchase Plan (ESPP)	3,686	4,404	3,392
Proceeds from exercise of options	35,833	59,508	82,573
Common Shares repurchased and retired	—	—	(1,777)
Redemption of Preferred Shares	—	(12,720)	—
Premium on redemption of Preferred Shares	—	(3,486)	—
Payment of offering costs	(314)	(79)	(41)
Other financing activities, net	(49)	(49)	(49)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	—	(5,501)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	—	5,684
Contributions – Noncontrolling Interests – Operating Partnership	1	3	3
Distributions:
Common Shares	(4,771,725)	(784,748)	(776,659)
Preferred Shares	(2,318)	(3,357)	(4,145)
Noncontrolling Interests – Operating Partnership	(188,115)	(30,869)	(30,744)
Noncontrolling Interests – Partially Owned Properties	(36,219)	(6,559)	(7,778)
Net cash (used for) financing activities	(6,948,531)	(675,832)	(692,861)
Net increase (decrease) in cash and cash equivalents	34,931	2,196	(13,454)
Cash and cash equivalents, beginning of year	42,276	40,080	53,534
Cash and cash equivalents, end of year	$77,207	$42,276	$40,080

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$482,152	$436,748	$443,125
Net cash paid for income and other taxes	$1,494	$1,264	$1,517
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$43,400	$—	$28,910
Amortization of deferred financing costs:
Other assets	$3,366	$3,054	$3,054
Mortgage notes payable, net	$3,978	$3,589	$3,075
Notes, net	$5,289	$4,158	$4,959
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(21,158)	$(13,126)	$(15,904)
Notes, net	$3,172	$2,557	$2,384
Line of credit and commercial paper	$608	$1,077	$—
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(78)	$(169)	$(534)
Accumulated other comprehensive income	$41,758	$18,244	$16,868
Write-off of pursuit costs:
Investment in real estate, net	$3,586	$2,804	$2,541
Deposits – restricted	$—	$330	$—
Other assets	$402	$74	$1,066
Accounts payable and accrued expenses	$104	$—	$—
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(6,327)	$(17,340)	$4,610
Other liabilities	$1,526	$2,315	$3,342
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$2,863	$4,606	$5,360
Other liabilities	$—	$135	$210
Realized/unrealized loss (gain) on derivative instruments:
Other assets	$1,798	$(3,573)	$10,160
Notes, net	$(1,798)	$2,058	$1,597
Other liabilities	$3,989	$2,351	$21,489
Accumulated other comprehensive income	$(3,915)	$2,219	$(33,306)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(51,451)	$(59,885)	$(52,717)
Investments in unconsolidated entities	$—	$—	$(65)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(2,326)	$(1,404)	$(6,318)
Other liabilities	$(2,940)	$(21,615)	$(9,450)

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
SUPPLEMENTAL INFORMATION (continued):
Distributions from unconsolidated entities - return of capital:
Investments in unconsolidated entities	$14,014	$51,144	$103,793
Other assets	$(216)	$—	$—
Consolidation of previously unconsolidated properties:
Investment in real estate, net	$—	$—	$(64,319)
Investments in unconsolidated entities	$—	$—	$(847)
Accounts payable and accrued expenses	$—	$—	$1,987
Other liabilities	$—	$—	$18,383
Debt financing costs:
Other assets	$(8,553)	$—	$—
Mortgage notes payable, net	$(507)	$(35)	$(448)
Notes, net	$(4,245)	$(6,390)	$(10,534)
(Payments on) settlement of derivative instruments:
Other assets	$—	$1,848	$6,623
Other liabilities	$(4,662)	$(15,786)	$(7,381)
Other:
Foreign currency translation adjustments	$(264)	$327	$552

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Amounts in thousands)

	Year Ended December 31,
SHAREHOLDERS’ EQUITY	2016	2015	2014

PREFERRED SHARES
Balance, beginning of year	$37,280	$50,000	$50,000
Partial redemption of 8.29% Series K Cumulative Redeemable	—	(12,720)	—
Balance, end of year	$37,280	$37,280	$50,000

COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,648	$3,629	$3,605
Conversion of OP Units into Common Shares	1	2	1
Exercise of share options	8	14	21
Employee Share Purchase Plan (ESPP)	1	1	—
Share-based employee compensation expense:
Restricted shares	1	2	2
Balance, end of year	$3,659	$3,648	$3,629

PAID IN CAPITAL
Balance, beginning of year	$8,572,365	$8,536,340	$8,561,500
Common Share Issuance:
Conversion of OP Units into Common Shares	3,725	4,964	2,364
Exercise of share options	35,825	59,494	82,552
Employee Share Purchase Plan (ESPP)	3,685	4,403	3,392
Conversion of restricted shares to restricted units	—	(70)	—
Share-based employee compensation expense:
Restricted shares	15,015	15,064	9,902
Share options	3,432	3,756	7,349
ESPP discount	650	884	859
Common Shares repurchased and retired	—	—	(1,777)
Offering costs	(314)	(79)	(41)
Supplemental Executive Retirement Plan (SERP)	748	1,380	7,374
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	—	(2,308)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	115,093	(64,378)	(139,818)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	8,198	10,607	4,992
Balance, end of year	$8,758,422	$8,572,365	$8,536,340

RETAINED EARNINGS
Balance, beginning of year	$2,009,091	$1,950,639	$2,047,258
Net income attributable to controlling interests	4,292,163	870,120	631,308
Common Share distributions	(4,754,537)	(804,825)	(723,782)
Preferred Share distributions	(3,091)	(3,357)	(4,145)
Premium on redemption of Preferred Shares – cash charge	—	(3,486)	—
Balance, end of year	$1,543,626	$2,009,091	$1,950,639

See accompanying notes

EQUITY RESIDENTIAL
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)
(Amounts in thousands)

	Year Ended December 31,
SHAREHOLDERS’ EQUITY (continued)	2016	2015	2014

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(152,016)	$(172,152)	$(155,162)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding (losses) gains arising during the year	(3,915)	2,219	(33,306)
Losses reclassified into earnings from other comprehensive income	41,758	18,244	16,868
Accumulated other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the year	264	(327)	(552)
Balance, end of year	$(113,909)	$(152,016)	$(172,152)

NONCONTROLLING INTERESTS

OPERATING PARTNERSHIP
Balance, beginning of year	$221,379	$214,411	$211,412
Issuance of restricted units to Noncontrolling Interests	1	3	3
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(3,726)	(4,966)	(2,365)
Conversion of restricted shares to restricted units	—	70	—
Equity compensation associated with Noncontrolling Interests	18,180	21,503	11,969
Net income attributable to Noncontrolling Interests	171,511	34,241	24,831
Distributions to Noncontrolling Interests	(187,448)	(31,604)	(28,676)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	9,598	(1,672)	2,229
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(8,198)	(10,607)	(4,992)
Balance, end of year	$221,297	$221,379	$214,411

PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,608	$124,909	$126,583
Net income attributable to Noncontrolling Interests	16,430	3,657	2,544
Contributions by Noncontrolling Interests	—	—	5,684
Distributions to Noncontrolling Interests	(36,268)	(6,608)	(7,827)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	—	(2,244)
Deconsolidation of previously consolidated Noncontrolling Interests	—	(117,350)	—
Other	25,839	—	169
Balance, end of year	$10,609	$4,608	$124,909

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
(Amounts in thousands)

	December 31, 2016	December 31, 2015
ASSETS
Investment in real estate
Land	$5,899,862	$5,864,046
Depreciable property	18,730,579	18,037,087
Projects under development	637,168	1,122,376
Land held for development	118,816	158,843
Investment in real estate	25,386,425	25,182,352
Accumulated depreciation	(5,360,389)	(4,905,406)
Investment in real estate, net	20,026,036	20,276,946
Real estate held for sale	—	2,181,135
Cash and cash equivalents	77,207	42,276
Investments in unconsolidated entities	60,141	68,101
Deposits – restricted	76,946	55,893
Escrow deposits – mortgage	64,935	56,946
Other assets	398,883	428,899
Total assets	$20,704,148	$23,110,196

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$4,119,181	$4,685,134
Notes, net	4,848,079	5,848,956
Line of credit and commercial paper	19,998	387,276
Accounts payable and accrued expenses	147,482	187,124
Accrued interest payable	60,946	85,221
Other liabilities	350,466	366,387
Security deposits	62,624	77,582
Distributions payable	192,296	209,378
Total liabilities	9,801,072	11,847,058

Commitments and contingencies

Redeemable Limited Partners	442,092	566,783
Capital:
Partners' Capital:
Preference Units	37,280	37,280
General Partner	10,305,707	10,585,104
Limited Partners	221,297	221,379
Accumulated other comprehensive (loss)	(113,909)	(152,016)
Total partners' capital	10,450,375	10,691,747
Noncontrolling Interests – Partially Owned Properties	10,609	4,608
Total capital	10,460,984	10,696,355
Total liabilities and capital	$20,704,148	$23,110,196

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2016	2015	2014
REVENUES
Rental income	$2,422,233	$2,736,578	$2,605,311
Fee and asset management	3,567	8,387	9,437
Total revenues	2,425,800	2,744,965	2,614,748

EXPENSES
Property and maintenance	406,823	479,160	473,098
Real estate taxes and insurance	317,387	339,802	325,401
Property management	82,015	86,206	85,065
General and administrative	57,840	64,664	50,679
Depreciation	705,649	765,895	758,861
Total expenses	1,569,714	1,735,727	1,693,104

Operating income	856,086	1,009,238	921,644
Interest and other income	65,773	7,372	4,462
Other expenses	(10,368)	(2,942)	(9,073)
Interest:
Expense incurred, net	(482,246)	(444,487)	(457,460)
Amortization of deferred financing costs	(12,633)	(10,801)	(11,088)
Income before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	416,612	558,380	448,485
Income and other tax (expense) benefit	(1,613)	(917)	(1,394)
Income (loss) from investments in unconsolidated entities	4,801	15,025	(7,952)
Net gain on sales of real estate properties	4,044,055	335,134	212,685
Net gain (loss) on sales of land parcels	15,731	(1)	5,277
Income from continuing operations	4,479,586	907,621	657,101
Discontinued operations, net	518	397	1,582
Net income	4,480,104	908,018	658,683
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(16,430)	(3,657)	(2,544)
Net income attributable to controlling interests	$4,463,674	$904,361	$656,139
ALLOCATION OF NET INCOME:
Preference Units	$3,091	$3,357	$4,145
Premium on redemption of Preference Units	$—	$3,486	$—

General Partner	$4,289,072	$863,277	$627,163
Limited Partners	171,511	34,241	24,831
Net income available to Units	$4,460,583	$897,518	$651,994

Earnings per Unit – basic:
Income from continuing operations available to Units	$11.75	$2.37	$1.73
Net income available to Units	$11.75	$2.37	$1.74
Weighted average Units outstanding	378,829	377,074	374,899

Earnings per Unit – diluted:
Income from continuing operations available to Units	$11.68	$2.36	$1.72
Net income available to Units	$11.68	$2.36	$1.73
Weighted average Units outstanding	381,992	380,620	377,735

Distributions declared per Unit outstanding	$13.015	$2.21	$2.00

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)
(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2016	2015	2014
Comprehensive income:
Net income	$4,480,104	$908,018	$658,683
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding (losses) gains arising during the year	(3,915)	2,219	(33,306)
Losses reclassified into earnings from other comprehensive income	41,758	18,244	16,868
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the year	264	(327)	(552)
Other comprehensive income (loss)	38,107	20,136	(16,990)
Comprehensive income	4,518,211	928,154	641,693
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(16,430)	(3,657)	(2,544)
Comprehensive income attributable to controlling interests	$4,501,781	$924,497	$639,149

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,480,104	$908,018	$658,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	705,649	765,895	758,861
Amortization of deferred financing costs	12,633	10,801	11,088
Amortization of above/below market leases	3,426	3,382	3,222
Amortization of discounts and premiums on debt	(17,378)	(9,492)	(13,520)
Amortization of deferred settlements on derivative instruments	41,680	18,075	16,334
Write-off of pursuit costs	4,092	3,208	3,607
(Income) loss from investments in unconsolidated entities	(4,801)	(15,025)	7,952
Distributions from unconsolidated entities – return on capital	2,863	4,741	5,570
Net (gain) on sales of investment securities and other investments	(58,409)	(526)	(57)
Net (gain) on sales of real estate properties	(4,044,055)	(335,134)	(212,685)
Net (gain) loss on sales of land parcels	(15,731)	1	(5,277)
Net (gain) on sales of discontinued operations	(43)	—	(179)
Realized/unrealized loss (gain) on derivative instruments	74	3,055	(60)
Compensation paid with Company Common Shares	30,530	34,607	27,543
Changes in assets and liabilities:
Decrease (increase) in deposits – restricted	11,450	(1,794)	(1,740)
(Increase) decrease in mortgage deposits	(26)	258	1,452
Decrease (increase) in other assets	31,147	(41,803)	21,773
(Decrease) increase in accounts payable and accrued expenses	(6,061)	(1,667)	17,797
(Decrease) increase in accrued interest payable	(24,275)	(4,319)	11,231
(Decrease) increase in other liabilities	(26,422)	12,269	8,437
(Decrease) increase in security deposits	(14,958)	1,949	4,041
Net cash provided by operating activities	1,111,489	1,356,499	1,324,073

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(205,880)	(331,336)	(469,989)
Investment in real estate – development/other	(566,825)	(653,897)	(530,387)
Capital expenditures to real estate	(172,177)	(182,113)	(185,957)
Non-real estate capital additions	(5,731)	(3,991)	(5,286)
Interest capitalized for real estate and unconsolidated entities under development	(51,451)	(59,885)	(52,782)
Proceeds from disposition of real estate, net	6,824,659	504,748	522,647
Investments in unconsolidated entities	(5,266)	(23,019)	(15,768)
Distributions from unconsolidated entities – return of capital	13,798	51,144	103,793
Proceeds from sale of investment securities and other investments	72,815	2,535	57
(Increase) decrease in deposits on real estate acquisitions and investments, net	(32,503)	17,874	33,004
Decrease (increase) in mortgage deposits	534	(531)	798
Consolidation of previously unconsolidated properties	—	—	(44,796)
Net cash provided by (used for) investing activities	5,871,973	(678,471)	(644,666)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(13,305)	$(6,425)	$(10,982)
Mortgage deposits	(8,497)	(8,588)	(7,699)
Mortgage notes payable, net:
Lump sum payoffs	(583,122)	(359,244)	(88,788)
Scheduled principal repayments	(8,544)	(9,275)	(11,869)
Notes, net:
Proceeds	496,705	746,391	1,194,277
Lump sum payoffs	(1,500,000)	(300,000)	(1,250,000)
Line of credit and commercial paper:
Line of credit proceeds	426,000	3,770,000	7,167,000
Line of credit repayments	(426,000)	(4,103,000)	(6,949,000)
Commercial paper proceeds	1,759,586	3,931,227	—
Commercial paper repayments	(2,127,472)	(3,545,028)	—
(Payments on) settlement of derivative instruments	(4,662)	(13,938)	(758)
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	3,686	4,404	3,392
Proceeds from exercise of EQR options	35,833	59,508	82,573
OP units repurchased and retired	—	—	(1,777)
Redemption of Preference Units	—	(12,720)	—
Premium on redemption of Preference Units	—	(3,486)	—
Payment of offering costs	(314)	(79)	(41)
Other financing activities, net	(49)	(49)	(49)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	—	(5,501)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	—	5,684
Contributions – Limited Partners	1	3	3
Distributions:
OP Units – General Partner	(4,771,725)	(784,748)	(776,659)
Preference Units	(2,318)	(3,357)	(4,145)
OP Units – Limited Partners	(188,115)	(30,869)	(30,744)
Noncontrolling Interests – Partially Owned Properties	(36,219)	(6,559)	(7,778)
Net cash (used for) financing activities	(6,948,531)	(675,832)	(692,861)
Net increase (decrease) in cash and cash equivalents	34,931	2,196	(13,454)
Cash and cash equivalents, beginning of year	42,276	40,080	53,534
Cash and cash equivalents, end of year	$77,207	$42,276	$40,080

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$482,152	$436,748	$443,125
Net cash paid for income and other taxes	$1,494	$1,264	$1,517
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$43,400	$—	$28,910
Amortization of deferred financing costs:
Other assets	$3,366	$3,054	$3,054
Mortgage notes payable, net	$3,978	$3,589	$3,075
Notes, net	$5,289	$4,158	$4,959
Amortization of discounts and premiums on debt:
Mortgage notes payable	$(21,158)	$(13,126)	$(15,904)
Notes, net	$3,172	$2,557	$2,384
Line of credit and commercial paper	$608	$1,077	$—
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(78)	$(169)	$(534)
Accumulated other comprehensive income	$41,758	$18,244	$16,868
Write-off of pursuit costs:
Investment in real estate, net	$3,586	$2,804	$2,541
Deposits – restricted	$—	$330	$—
Other assets	$402	$74	$1,066
Accounts payable and accrued expenses	$104	$—	$—
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(6,327)	$(17,340)	$4,610
Other liabilities	$1,526	$2,315	$3,342
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$2,863	$4,606	$5,360
Other liabilities	$—	$135	$210
Realized/unrealized loss (gain) on derivative instruments:
Other assets	$1,798	$(3,573)	$10,160
Notes, net	$(1,798)	$2,058	$1,597
Other liabilities	$3,989	$2,351	$21,489
Accumulated other comprehensive income	$(3,915)	$2,219	$(33,306)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(51,451)	$(59,885)	$(52,717)
Investments in unconsolidated entities	$—	$—	$(65)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(2,326)	$(1,404)	$(6,318)
Other liabilities	$(2,940)	$(21,615)	$(9,450)
See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
SUPPLEMENTAL INFORMATION (continued):
Distributions from unconsolidated entities - return of capital:
Investments in unconsolidated entities	$14,014	$51,144	$103,793
Other assets	$(216)	$—	$—
Consolidation of previously unconsolidated properties:
Investment in real estate, net	$—	$—	$(64,319)
Investments in unconsolidated entities	$—	$—	$(847)
Accounts payable and accrued expenses	$—	$—	$1,987
Other liabilities	$—	$—	$18,383
Debt financing costs:
Other assets	$(8,553)	$—	$—
Mortgage notes payable, net	$(507)	$(35)	$(448)
Notes, net	$(4,245)	$(6,390)	$(10,534)
(Payments on) settlement of derivative instruments:
Other assets	$—	$1,848	$6,623
Other liabilities	$(4,662)	$(15,786)	$(7,381)
Other:
Foreign currency translation adjustments	$(264)	$327	$552

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL
(Amounts in thousands)

	Year Ended December 31,
PARTNERS' CAPITAL	2016	2015	2014

PREFERENCE UNITS
Balance, beginning of year	$37,280	$50,000	$50,000
Partial redemption of 8.29% Series K Cumulative Redeemable	—	(12,720)	—
Balance, end of year	$37,280	$37,280	$50,000

GENERAL PARTNER
Balance, beginning of year	$10,585,104	$10,490,608	$10,612,363
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	3,726	4,966	2,365
Exercise of EQR share options	35,833	59,508	82,573
EQR's Employee Share Purchase Plan (ESPP)	3,686	4,404	3,392
Conversion of EQR restricted shares to restricted units	—	(70)	—
Share-based employee compensation expense:
EQR restricted shares	15,016	15,066	9,904
EQR share options	3,432	3,756	7,349
EQR ESPP discount	650	884	859
OP Units repurchased and retired	—	—	(1,777)
Net income available to Units – General Partner	4,289,072	863,277	627,163
OP Units – General Partner distributions	(4,754,537)	(804,825)	(723,782)
Offering costs	(314)	(79)	(41)
Supplemental Executive Retirement Plan (SERP)	748	1,380	7,374
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	—	(2,308)
Change in market value of Redeemable Limited Partners	115,093	(64,378)	(139,818)
Adjustment for Limited Partners ownership in Operating Partnership	8,198	10,607	4,992
Balance, end of year	$10,305,707	$10,585,104	$10,490,608

LIMITED PARTNERS
Balance, beginning of year	$221,379	$214,411	$211,412
Issuance of restricted units to Limited Partners	1	3	3
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(3,726)	(4,966)	(2,365)
Conversion of EQR restricted shares to restricted units	—	70	—
Equity compensation associated with Units – Limited Partners	18,180	21,503	11,969
Net income available to Units – Limited Partners	171,511	34,241	24,831
Units – Limited Partners distributions	(187,448)	(31,604)	(28,676)
Change in carrying value of Redeemable Limited Partners	9,598	(1,672)	2,229
Adjustment for Limited Partners ownership in Operating Partnership	(8,198)	(10,607)	(4,992)
Balance, end of year	$221,297	$221,379	$214,411

ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(152,016)	$(172,152)	$(155,162)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding (losses) gains arising during the year	(3,915)	2,219	(33,306)
Losses reclassified into earnings from other comprehensive income	41,758	18,244	16,868
Accumulated other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the year	264	(327)	(552)
Balance, end of year	$(113,909)	$(152,016)	$(172,152)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
NONCONTROLLING INTERESTS

NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,608	$124,909	$126,583
Net income attributable to Noncontrolling Interests	16,430	3,657	2,544
Contributions by Noncontrolling Interests	—	—	5,684
Distributions to Noncontrolling Interests	(36,268)	(6,608)	(7,827)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	—	(2,244)
Deconsolidation of previously consolidated Noncontrolling Interests	—	(117,350)	—
Other	25,839	—	169
Balance, end of year	$10,609	$4,608	$124,909

See accompanying notes

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Equity Residential (“EQR”), a Maryland real estate investment trust (“REIT”) formed in March 1993, is an S&P 500 company focused on the acquisition, development and management of rental apartment properties in urban and high-density suburban coastal gateway markets. ERP Operating Limited Partnership ("ERPOP"), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential property business of Equity Residential. EQR has elected to be taxed as a REIT. References to the "Company," "we," "us" or "our" mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the "Operating Partnership" mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.

EQR is the general partner of, and as of December 31, 2016 owned an approximate 96.2% ownership interest in, ERPOP. All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues public equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of December 31, 2016, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 302 properties located in 10 states and the District of Columbia consisting of 77,458 apartment units. The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	280	72,445
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	17	3,215
Partially Owned Properties – Unconsolidated	2	945
	302	77,458

The “Wholly Owned Properties” are accounted for under the consolidation method of accounting. The "Master-Leased Properties – Consolidated" are wholly owned by the Company but the entire project is leased to a third party corporate housing provider. These properties are consolidated and reflected as real estate assets while the master leases are accounted for as operating leases. The “Partially Owned Properties – Consolidated” are controlled by the Company, but have partners with noncontrolling interests and are accounted for under the consolidation method of accounting and qualify as variable interest entities. The “Partially Owned Properties – Unconsolidated” are controlled by the Company's partners but the Company has noncontrolling interests and are accounted for under the equity method of accounting.

The Company maintains long-term ground leases for 13 operating properties. The Company owns the building and improvements and leases the land underlying the improvements under long-term ground leases. The expiration dates for these leases range from 2042 through 2110. These properties are consolidated and reflected as real estate assets while the ground leases are accounted for as operating leases.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Due to the Company’s ability as general partner to control either through ownership or by contract the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary has been consolidated with the Company for financial reporting purposes, except for two unconsolidated operating properties.

Real Estate Assets and Depreciation of Investment in Real Estate

An acquiring entity is required to recognize all assets acquired and liabilities assumed in a transaction at the acquisition-

date fair value with limited exceptions. In addition, an acquiring entity is required to expense acquisition-related costs as incurred, value noncontrolling interests at fair value at the acquisition date and expense restructuring costs associated with an acquired business.

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

During the years ended December 31, 2016, 2015 and 2014, the Company capitalized $18.7 million, $22.3 million and $22.4 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Investment Securities

Investment securities are included in other assets in the consolidated balance sheets. These securities are classified as held-to-maturity and carried at amortized cost if management has the positive intent and ability to hold the securities to maturity. Otherwise, the securities are classified as available-for-sale and carried at estimated fair value with unrealized gains and losses included in accumulated other comprehensive (loss), a separate component of shareholders’ equity/partners' capital. As of December 31, 2016 and 2015, the Company did not hold any investment securities.

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

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company may also use derivatives to manage commodity prices in the daily operations of the business.

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

The fair value of the option grants are recognized over the requisite service/vesting period of the options. The fair value for the Company's share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the primary grant in each year having the following weighted average assumptions:

	2016	2015	2014
Expected volatility (1)	26.3%	26.6%	27.0%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	3.04%	3.13%	3.78%
Risk-free interest rate (4)	1.27%	1.29%	1.50%
Option valuation per share	$13.02	$13.68	$9.12

(1)	Expected volatility – Estimated based on the historical ten-year volatility of EQR’s share price measured on a monthly basis.

(2)	Expected life – Approximates the actual weighted average life of all share options granted since the Company went public in 1993.

(3)
Expected dividend yield – Calculated by averaging the historical annual yield on EQR shares for a period matching the expected life of each grant, with the annual yield calculated by dividing actual regular dividends (excluding any special dividends) by the average price of EQR’s shares in a given year.

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

Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled. The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted. The Company’s deferred tax assets are generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities. As of December 31, 2016, the Company has recorded a deferred tax asset of approximately $38.7 million, which is fully offset by a valuation allowance due to the uncertainty of realization. The company currently anticipates electing REIT status in the third quarter of 2017 for its primary TRS, retroactive to January 1, 2016.

The Company provided for income, franchise and excise taxes allocated as follows in the consolidated statements of operations and comprehensive income for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Income and other tax expense (benefit) (1)	$1,613	$917	$1,394
Discontinued operations, net (2)	12	15	8
Provision for income, franchise and excise taxes (3)	$1,625	$932	$1,402

(1)	Primarily includes state and local income, excise and franchise taxes.

(2)
Primarily represents state and local income, excise and franchise taxes on operating properties sold prior to January 1, 2014 and included in discontinued operations. The amounts included in discontinued operations for the years ending December 31, 2016, 2015 and 2014 represent trailing activity for properties sold in 2013 and prior years. None of the properties sold during the years ended December 31, 2016, 2015 and 2014 met the new criteria for reporting discontinued operations.

(3)	All provisions for income tax amounts are current and none are deferred.

The Company’s TRSs have approximately $16.4 million of net operating loss ("NOL") carryforwards available as of January 1, 2017 that will expire between 2030 and 2032.

During the years ended December 31, 2016, 2015 and 2014, the Company’s tax treatment of dividends and distributions were as follows (unaudited):

	Year Ended December 31,
	2016	2015	2014
Tax treatment of dividends and distributions:
Ordinary dividends	$0.722	$1.591	$1.475
Qualified dividends	—	0.037	0.088
Long-term capital gain	9.176	0.443	0.280
Unrecaptured section 1250 gain	3.117	0.139	0.157
Dividends and distributions declared per
Common Share/Unit outstanding	$13.015	$2.210	$2.000

The unaudited cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2016 and 2015 was approximately $15.8 billion and $17.0 billion, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued a comprehensive new revenue recognition standard entitled Revenue from Contracts with Customers that will supersede nearly all existing revenue recognition guidance. The new standard specifically excludes lease revenue. The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Companies will likely need to use more judgment and make more estimates than under current revenue recognition guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation. The new standard will be effective for the Company beginning on January 1, 2018 and early adoption will be permitted beginning on January 1, 2017. The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018. The Company is continuing to evaluate the standard; however, we do not expect its adoption to have a significant impact on the consolidated financial statements, as in excess of 90% of total revenues consist of rental income from leasing arrangements, which is specifically excluded from the standard. In addition, the Company's fee and asset management activities are immaterial now that it sold its interest in Joint Base Lewis McChord (see Note 18 for further discussion) and given the nature of its disposition transactions, there should be no changes in accounting under the new standard.

In August 2014, the FASB issued a new standard that will explicitly require management to assess an entity's ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess whether there is substantial doubt about an entity's ability to continue as a going concern within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt. However, to determine the specific disclosures, management will need to assess whether its plans will alleviate substantial doubt. The Company adopted this new standard as required effective for the annual period ending after December 31, 2016. The adoption of this standard did not have a material impact on our consolidated results of operations or financial position.

In February 2015, the FASB issued new consolidation guidance which makes changes to both the variable interest model and the voting model. Among other changes, the new standard specifically eliminated the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate. The Company adopted this new standard as required effective January 1, 2016. While adoption of the new standard did not result in any changes to conclusions about whether a joint venture was consolidated or unconsolidated, the Company has determined that certain of its joint ventures and the Operating Partnership will now qualify as variable interest entities ("VIEs") and therefore will require additional disclosures. See Note 6 for further discussion.

In April 2015, the FASB issued a new standard which requires companies to present debt financing costs as a direct deduction from the carrying amount of the associated debt liability rather than as an asset, consistent with the presentation of debt discounts on the consolidated balance sheets. Companies will be permitted to present debt issuance costs related to line of credit arrangements as an asset and amortize these costs over the term of the arrangement, regardless of whether there are any outstanding borrowings on the arrangement. The new standard must be applied retrospectively to all prior periods presented in the consolidated financial statements.  The Company adopted this standard as required effective January 1, 2016 and other than presentation on the consolidated balance sheets, it did not have a material effect on its consolidated results of operations or financial position. As of December 31, 2016, $12.1 million, $16.3 million and $26.4 million of deferred financing costs were included within other assets, mortgage notes payable, net and notes, net respectively, on the consolidated balance sheets. As of December 31, 2015, the following amounts of deferred financing costs were reclassified (amounts in thousands):

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

In February 2016, the FASB issued a new leases standard which sets out the principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessees and lessors). The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. The new standard is expected to impact the Company’s consolidated financial statements as, among other things, the Company has certain operating ground lease arrangements for which it is the lessee. The new standard will be effective for the Company beginning on January 1, 2019, with early adoption permitted. The

Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

In March 2016, the FASB issued a new standard which simplifies several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as equity or liability, statement of cash flows classification and policy election options for forfeitures. The new standard was effective for the Company beginning on January 1, 2017. The Company will continue to estimate the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition, as is currently required. The Company does not expect that this will have a material effect on its consolidated results of operations or financial position.

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

In January 2017, the FASB issued a new standard which clarifies definition of a business. The standard's objective is to add additional guidance that assists companies in determining whether transactions should be accounted for as an asset acquistion or a business combination. The new standard first requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If this threshold is met, the set is not a business. If this threshold is not met, the entity next evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs. Among other differences, transaction costs associated with asset acquisitions are capitalized while those associated with business combinations are expensed as incurred. In addition, purchase price in an asset acquisition is allocated on a relative fair value basis while in a business combination is generally measured at fair value. The new standard will be applied prospectively to any transactions occurring within the period of adoption. The new standard will be effective for the Company beginning on January 1, 2018, but the Company early adopted it as allowed effective January 1, 2017. The Company anticipates that substantially all of its transactions will now be accounted for as asset acquisitions, which means transaction costs will largely be capitalized as noted above.

Other

The Company is the controlling partner in various consolidated partnerships owning 17 properties and 3,215 apartment units having a noncontrolling interest book value of $10.6 million at December 31, 2016. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning four properties having a noncontrolling interest deficit balance of $7.7 million. These four partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of December 31, 2016, the Company estimates the value of Noncontrolling Interest distributions for these four properties would have been approximately $62.6 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the four Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2016 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change. To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units) for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
Common Shares
Common Shares outstanding at January 1,	364,755,444	362,855,454	360,479,260
Common Shares Issued:
Conversion of OP Units	88,838	208,307	94,671
Exercise of share options	815,044	1,456,363	2,086,380
Employee Share Purchase Plan (ESPP)	63,909	68,462	68,807
Restricted share grants, net	147,689	168,142	169,722
Common Shares Other:
Conversion of restricted shares to restricted units	—	(1,284)	(12,146)
Repurchased and retired	—	—	(31,240)
Common Shares outstanding at December 31,	365,870,924	364,755,444	362,855,454
Units
Units outstanding at January 1,	14,427,164	14,298,691	14,180,376
Restricted unit grants, net	287,749	335,496	200,840
Conversion of restricted shares to restricted units	—	1,284	12,146
Conversion of OP Units to Common Shares	(88,838)	(208,307)	(94,671)
Units outstanding at December 31,	14,626,075	14,427,164	14,298,691
Total Common Shares and Units outstanding at December 31,	380,496,999	379,182,608	377,154,145
Units Ownership Interest in Operating Partnership	3.8%	3.8%	3.8%

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

Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at December 31, 2016 and 2015.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total. Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2016, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $442.1 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the years ended December 31, 2016, 2015 and 2014, respectively (amounts in thousands):

	2016	2015	2014
Balance at January 1,	$566,783	$500,733	$363,144
Change in market value	(115,093)	64,378	139,818
Change in carrying value	(9,598)	1,672	(2,229)
Balance at December 31,	$442,092	$566,783	$500,733

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

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2016 and 2015:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	December 31, 2016	December 31, 2015
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding at December 31, 2016 and 2015	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)
On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

During 2015, the Company repurchased and retired 254,400 Series K Preferred Shares with a par value of $12.7 million for total cash consideration of approximately $16.3 million. As a result of this partial redemption, the Company incurred a cash charge of approximately $3.5 million which was recorded as a premium on the redemption of Preferred Shares.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership's issued and outstanding Units and in the limited partners' Units for the years ended December 31, 2016, 2015 and 2014:

	2016	2015	2014
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	379,182,608	377,154,145	374,659,636
Issued to General Partner:
Exercise of EQR share options	815,044	1,456,363	2,086,380
EQR's Employee Share Purchase Plan (ESPP)	63,909	68,462	68,807
EQR's restricted share grants, net	147,689	168,142	169,722
Issued to Limited Partners:
Restricted unit grants, net	287,749	335,496	200,840
OP Units Other:
Repurchased and retired	—	—	(31,240)
General and Limited Partner Units outstanding at December 31,	380,496,999	379,182,608	377,154,145
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,427,164	14,298,691	14,180,376
Limited Partner restricted unit grants, net	287,749	335,496	200,840
Conversion of EQR restricted shares to restricted units	—	1,284	12,146
Conversion of Limited Partner OP Units to EQR Common Shares	(88,838)	(208,307)	(94,671)
Limited Partner Units outstanding at December 31,	14,626,075	14,427,164	14,298,691
Limited Partner Units Ownership Interest in Operating Partnership	3.8%	3.8%	3.8%

The Limited Partners of the Operating Partnership as of December 31, 2016 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units. Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis. The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units. Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR. Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at December 31, 2016 and 2015.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total. Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2016, the Redeemable Limited Partner Units have a redemption value of approximately $442.1 million, which represents the value of Common Shares that would be issued in exchange with the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the years ended December 31, 2016, 2015 and 2014, respectively (amounts in thousands):

	2016	2015	2014
Balance at January 1,	$566,783	$500,733	$363,144
Change in market value	(115,093)	64,378	139,818
Change in carrying value	(9,598)	1,672	(2,229)
Balance at December 31,	$442,092	$566,783	$500,733

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

The following table presents the Operating Partnership's issued and outstanding “Preference Units” as of December 31, 2016 and 2015:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	December 31, 2016	December 31, 2015
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding at December 31, 2016 and 2015	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

During 2015, the Operating Partnership repurchased and retired 254,400 Series K Preferred Shares with a par value of $12.7 million for total cash consideration of approximately $16.3 million, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares. As a result of this partial redemption, the Operating Partnership incurred a cash charge of approximately $3.5 million which was recorded as a premium on the redemption of Preference Units.

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

In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions. Per the terms of ERPOP's partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis). The program currently has a maturity of June 2019. EQR has the authority to issue 13.0 million shares but has not issued any shares under this program since September 2012.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program. No shares were repurchased during the years ended December 31, 2016 and 2015. As of December 31, 2016, EQR has authorization to repurchase up to 13.0 million of its shares under the repurchase program.

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

4.	Real Estate, Real Estate Held for Sale and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2016 and 2015 (amounts in thousands):

	2016	2015
Land	$5,899,862	$5,864,046
Depreciable property:
Buildings and improvements	16,913,430	16,346,829
Furniture, fixtures and equipment	1,346,300	1,207,098
In-Place lease intangibles	470,849	483,160
Projects under development:
Land	115,876	284,995
Construction-in-progress	521,292	837,381
Land held for development:
Land	84,440	120,007
Construction-in-progress	34,376	38,836
Investment in real estate	25,386,425	25,182,352
Accumulated depreciation	(5,360,389)	(4,905,406)
Investment in real estate, net	$20,026,036	$20,276,946

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of December 31, 2016 and 2015 (amounts in thousands):

Description	Balance Sheet Location	2016	2015
Assets
Ground lease intangibles – below market	Other Assets	$178,251	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		179,511	179,511
Accumulated amortization		(17,972)	(13,451)
Lease intangible assets, net		$161,539	$166,060

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,270
Lease intangible liabilities		7,670	7,670
Accumulated amortization		(4,509)	(3,414)
Lease intangible liabilities, net		$3,161	$4,256

During the years ended December 31, 2016, 2015 and 2014, the Company amortized approximately $4.3 million in each year of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income. During the years ended December 31, 2016, 2015 and 2014, the Company amortized approximately $0.9 million, $0.9 million and $1.1 million, respectively, of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	2017	2018	2019	2020	2021

Ground lease intangibles	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(540)	(71)	(71)	(71)	(67)
Total	$3,781	$4,250	$4,250	$4,250	$4,254

Acquisitions and Dispositions

During the year ended December 31, 2016, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

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

During the year ended December 31, 2015, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	4	625	$296,037
Land Parcels (2)	—	—	27,800
Total	4	625	$323,837

(1)	Purchase price includes an allocation of approximately $44.7 million to land and $251.3 million to depreciable property.

(2)	The Company acquired three contiguous land parcels in San Francisco during 2015 which will be combined for future development.

During the year ended December 31, 2016, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Consolidated:
Rental Properties (1)	98	29,440	$6,811,503
Land Parcels	—	—	57,455
Unconsolidated:
Rental Properties (2)	1	336	74,500
Total	99	29,776	$6,943,458

(1)	Includes the Starwood Portfolio sale (see further discussion below) representing 72 operating properties consisting of 23,262 apartment units for $5.365 billion.
(2) The Company owned a 20% interest in this unconsolidated rental property. Sale price listed is the gross sale price. The Company's share of the net sales proceeds approximated $12.4 million.

The Company recognized a net gain on sales of real estate properties of approximately $4.0 billion (inclusive of $3.2 billion on the Starwood Portfolio sale), a net gain on sales of land parcels of approximately $15.7 million and a net gain on sales of unconsolidated entities of approximately $8.9 million on the above sales.

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

The following table provides the operating segments/locations of the properties and apartment units sold in the Starwood Transaction, which represents substantially all of the assets in the Company's South Florida and Denver markets and certain assets in the Washington D.C., Seattle and Los Angeles markets. The sale of these properties represents the continuation of the Company's long-term strategy of investing in six core coastal markets. See Note 11 for further discussion.

Markets/Metro Areas	Properties	Apartment Units
South Florida	33	10,742
Denver	18	6,635
Washington D.C.	10	3,020
Seattle	8	1,721
Los Angeles	3	1,144
Total	72	23,262

The Company used proceeds from the Starwood Transaction and other 2016 sales discussed above to pay special dividends of $8.00 per share/unit (approximately $3.0 billion) on March 10, 2016 and $3.00 per share/unit (approximately $1.1 billion) on October 14, 2016. The Company used the majority of the remaining proceeds to reduce aggregate indebtedness in order to make the transaction leverage neutral. See Note 8 for further discussion.

Other

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City. The Company's and Toll Brothers' allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively. The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees. Until the core and shell of the building were complete, the building and land were owned jointly and were required to be consolidated on the Company's balance sheet as the Company was the managing member and Toll Brothers did not have substantive kick-out or participating rights. In July 2015, the Company recorded the master condominium declaration for this development project and as a result, the Toll Brothers’ portion of the property was deconsolidated from the Company's balance sheet. The Company now solely owns the rental portion of the building (floors 2-22) and the ground floor retail and Toll

Brothers solely owns the for sale portion of the building (floors 23-40). The joint venture no longer owns any real property. In conjunction with this transaction, the Company reduced investment in real estate by $116.7 million, noncontrolling interests in partially owned properties by $117.3 million and accrued retainage by $1.1 million and increased other liabilities by $1.7 million (to account for Toll Brothers' restricted cash still held by the Company). The deconsolidation of the Toll Brothers' portion of the project had no impact on the consolidated results of operations and comprehensive income.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any separate agreements to acquire rental properties or land parcels as of February 17, 2017.

The Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	2	592	$98,700
Land Parcels (two)	—	—	36,150
Total	2	592	$134,850

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated). The following tables and information summarize the Company’s investments in partially owned entities as of December 31, 2016 (amounts in thousands except for project and apartment unit amounts):

	Consolidated	Unconsolidated

	(VIE)	(Non-VIE)	(VIE) (1)	Total

Total properties	17	2	—	2

Total apartment units	3,215	945	—	945

Balance sheet information at 12/31/16 (at 100%):
ASSETS
Investment in real estate	$646,320	$235,821	$172,995	$408,816
Accumulated depreciation	(211,038)	(32,881)	(44,544)	(77,425)
Investment in real estate, net	435,282	202,940	128,451	331,391
Cash and cash equivalents	30,271	5,287	47	5,334
Investments in unconsolidated entities	46,908	—	—	—
Deposits – restricted	345	262	—	262
Other assets	26,203	157	334	491
Total assets	$539,009	$208,646	$128,832	$337,478

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable, net (2)	$301,110	$145,424	$—	$145,424
Accounts payable & accrued expenses	1,088	189	135	324
Accrued interest payable	1,037	691	—	691
Other liabilities	600	268	70	338
Security deposits	1,850	493	—	493
Total liabilities	305,685	147,065	205	147,270

Noncontrolling Interests – Partially Owned Properties/Partners' equity	10,609	59,115	86,120	145,235
Company equity/General and Limited Partners' Capital	222,715	2,466	42,507	44,973
Total equity/capital	233,324	61,581	128,627	190,208
Total liabilities and equity/capital	$539,009	$208,646	$128,832	$337,478

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE) (1)	Total
Operating information for the year ended 12/31/16 (at 100%):
Operating revenue	$90,634	$26,615	$5,214	$31,829
Operating expenses	21,647	9,088	2,023	11,111

Net operating income	68,987	17,527	3,191	20,718
Property management	3,190	776	75	851
General and administrative/other	328	2	81	83
Depreciation	20,764	10,510	5,501	16,011

Operating income (loss)	44,705	6,239	(2,466)	3,773
Interest and other income	53	—	—	—
Other expenses	(8)	—	—	—
Interest:
Expense incurred, net	(13,857)	(8,289)	—	(8,289)
Amortization of deferred financing costs	(345)	(1)	—	(1)

Income (loss) before income and other taxes and (loss) from investments in unconsolidated entities	30,548	(2,051)	(2,466)	(4,517)
Income and other tax (expense) benefit	(73)	(13)	—	(13)
(Loss) from investments in unconsolidated entities	(1,439)	—	—	—

Net income (loss)	$29,036	$(2,064)	$(2,466)	$(4,530)

(1)
Includes the Company's unconsolidated interest in an entity that owns the land underlying our Wisconsin Place apartment property and owns and operates the parking facility. This entity is excluded from the property and apartment unit count.

(2)	All debt is non-recourse to the Company.

Note: The above tables exclude EQR's ownership interest in ERPOP and the Company's interests in unconsolidated joint ventures established in connection with the acquisition of certain real estate related assets from Archstone Enterprise LP (such assets are referred to herein as "Archstone"). These ventures owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation, as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries. The preferred interests had an aggregate liquidation value of $39.9 million at December 31, 2016. The ventures are owned 60% by the Company. See below for further discussion.

During the year ended December 31, 2016, the Company and its joint venture partners sold two consolidated partially owned properties consisting of 556 apartment units and recognized a net gain on sale of $54.3 million as well as one unconsolidated partially owned property consisting of 336 apartment units and recognized a net gain on the sale of approximately $8.9 million.

Operating Properties

The Company has various equity interests in certain limited partnerships owning 16 properties containing 2,783 apartment units. Each partnership owns a multifamily property. The Company is the general partner of these limited partnerships and is responsible for managing the operations and affairs of the partnerships as well as making all decisions regarding the businesses of the partnerships. The limited partners are not able to exercise substantive kick-out or participating rights. As a result, the partnerships qualify as VIEs. The Company has a controlling financial interest in the VIEs and, thus, is the VIEs' primary beneficiary. The Company has both the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs. As a result, the partnerships are required to be consolidated on the Company's balance sheet.

The Company has a 75% equity interest in the Wisconsin Place joint venture. The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities. The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components. At December 31, 2016, the residential component had a net book value of $170.8 million. The Company is the managing member and is responsible for conducting all administrative day-to-day matters and affairs of the joint venture as well as implementing all decisions with respect to the joint venture. The limited partner is not able to exercise substantive kick-out or participating rights. As a result, the joint venture qualifies as a VIE. The Company has a controlling financial interest in the VIE and, thus, is the VIE's primary beneficiary. The Company has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity that owns the residential component is required to be consolidated on the Company's balance sheet.

The Wisconsin Place joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility. At December 31, 2016, the basis of this investment was $46.9 million. The joint venture, as a limited partner, does not have substantive kick-out or participating rights in the entity. As a result, the entity qualifies as a VIE. The joint venture does not have a controlling financial interest in the VIE and is not the VIE's primary beneficiary. The joint venture does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures. The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and the Company's interest had a basis of $5.0 million at December 31, 2016. The Domain joint venture owns a 444 unit apartment property located in San Jose, California and the Company's interest had a basis of $9.3 million at December 31, 2016. Nexus Sawgrass and Domain were completed and stabilized during the quarters ended September 30, 2014 and March 31, 2015, respectively. Construction on both properties was predominantly funded with long-term, non-recourse secured loans from the partner. The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021. The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the properties and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the operations. As a result, the entities do not qualify as VIEs. The Company alone does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance and as a result, the entities are unconsolidated and recorded using the equity method of accounting. The Company currently has no further funding obligations related to these properties.

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

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company entered into three limited liability company agreements (collectively, the “Residual JV”). The Residual JV owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation. The Residual JV is owned 60% by the Company and 40% by its joint venture partner. The Company's initial investment was $147.6 million and the Company's basis at December 31, 2016 was a net obligation of $1.1 million. The Residual JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Residual JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Residual JV that most significantly impact the Residual JV's economic performance and as a reuslt, the Residual JV is unconsolidated and recorded using the equity method of accounting. The Residual JV has sold all of the real estate assets that were acquired as part of the acquisition of Archstone, including all of the German assets, and is in the process of winding down all remaining activities.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements. At December 31, 2016, the remaining preferred interests had an aggregate liquidation value of $39.9 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets. Obligations of the Legacy JV are borne 60% by the Company and 40% by its joint venture partner. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner. Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners. As a result, the Legacy JV does not qualify as a VIE. The Company alone does not have the power to direct the activities of the Legacy JV that most significantly impact the Legacy JV's economic performance and as a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

7.	Deposits – Restricted and Escrow Deposits – Mortgage

The following table presents the Company’s restricted deposits as of December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016	December 31, 2015
Tax-deferred (1031) exchange proceeds	$38,847	$—
Earnest money on pending acquisitions	—	1,000
Restricted deposits on real estate investments	733	6,077
Resident security and utility deposits	37,007	48,458
Other	359	358
Totals	$76,946	$55,893

The following table presents the Company’s escrow deposits as of December 31, 2016 and 2015 (amounts in thousands):

	December 31, 2016	December 31, 2015
Real estate taxes and insurance	$2,003	$1,977
Replacement reserves	3,428	3,962
Mortgage principal reserves/sinking funds	58,652	50,155
Other	852	852
Totals	$64,935	$56,946

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. EQR guarantees the Operating

Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility. See Note 2 for a discussion regarding adoption of the new accounting standard impacting deferred financing costs.

Mortgage Notes Payable

As of December 31, 2016, the Company had outstanding mortgage debt of approximately $4.1 billion.

During the year ended December 31, 2016, the Company:

•	Repaid $440.8 million of 6.256% mortgage debt held in a Fannie Mae loan pool maturing in 2017 and incurred a prepayment penalty of approximately $29.3 million;

•	Repaid $65.5 million of various tax-exempt mortgage bonds maturing in 2026 through 2037 and incurred a prepayment penalty of approximately $0.2 million;

•	Repaid $75.9 million of conventional fixed-rate mortgage loans and incurred prepayment penalties of approximately $2.2 million;

•	Repaid $0.9 million of conventional floating-rate mortgage loans;

•	Repaid $8.5 million of scheduled principal repayments on various mortgage debt; and

•	Assumed $43.4 million of mortgage debt on one acquired property.

The Company recorded $1.6 million of write-offs of unamortized deferred financing costs during the year ended December 31, 2016 as additional interest expense related to debt extinguishment of mortgages. The Company also recorded $20.7 million of write-offs of net unamortized premiums during the year ended December 31, 2016 as a reduction of interest expense related to debt extinguishment of mortgages.

As of December 31, 2016, the Company had $601.9 million of secured debt subject to third party credit enhancement.

As of December 31, 2016, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 28, 2061. At December 31, 2016, the interest rate range on the Company’s mortgage debt was 0.10% to 7.20%. During the year ended December 31, 2016, the weighted average interest rate on the Company’s mortgage debt was 4.34%.

The historical cost, net of accumulated depreciation, of encumbered properties was $5.0 billion and $6.0 billion at December 31, 2016 and 2015, respectively.

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

Notes

The following tables summarize the Company’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2016 and 2015, respectively:

December 31, 2016 (Amounts in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public Notes (1)	$4,397,829	2.85% - 7.57%	4.90%	2017 - 2045
Floating Rate Public Notes (1)	450,250	(1)	1.28%	2019
Totals	$4,848,079

December 31, 2015 (Amounts in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public Notes (1)	$5,397,552	3.00% - 7.57%	5.30%	2016 - 2045
Floating Rate Public Notes (1)	451,404	(1)	0.93%	2019
Totals	$5,848,956

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2016 and 2015.

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

During the year ended December 31, 2016, the Company:

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

•
Issued $500.0 million of ten-year 2.85% fixed rate public notes, receiving net proceeds of $496.7 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of approximately 3.10% after termination of a forward starting swap in conjunction with the issuance (see Note 9 for further discussion).

The Company recorded $1.9 million of write-offs of unamortized deferred financing costs during the year ended December 31, 2016 as additional interest expense related to debt extinguishment of unsecured notes. The Company also recorded $25.2 million of write-offs of net unamortized premiums/discounts/OCI/treasury locks during the year ended December 31, 2016 as additional interest expense related to debt extinguishment of unsecured notes.

During the year ended December 31, 2015, the Company:

•	Repaid $300.0 million of 6.584% unsecured notes at maturity;

•
Issued $450.0 million of ten-year 3.375% fixed rate public notes, receiving net proceeds of $447.5 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 3.81% after termination of various forward starting swaps in conjunction with the issuance (see Note 9 for further discussion); and

•	Issued $300.0 million of thirty-year 4.50% fixed rate public notes, receiving net proceeds of $298.9 million before underwriting fees and other expenses, at an all-in effective interest rate of 4.55%.

Line of Credit and Commercial Paper

On November 3, 2016, the Company replaced its existing $2.5 billion facility with a $2.0 billion unsecured revolving credit facility maturing January 10, 2022. The Company has the ability to increase available borrowings by an additional $750.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.825%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 12.5 basis points). Both the spread and the facility fee are dependent on the credit rating of the Company's long-term debt. The Company wrote off $0.4 million in unamortized deferred financing costs related to the old facility.

The Company's previous $2.5 billion unsecured revolving credit facility was set to mature on April 2, 2018. The Company had the ability to increase available borrowings by an additional $500.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments. The interest rate on advances under the facility was generally LIBOR plus a spread (was 0.95% at termination), or based on bids received from the lending group, and the Company paid an annual facility fee (was 15 basis points at termination). Both the spread and the facility fee were dependent on the credit rating of the Company's long-term debt.

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States. The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness. As of December 31, 2016, there was a balance of $20.0 million outstanding on the commercial paper program. As of December 31, 2015, there was a balance of $387.3 million on the commercial paper program ($387.5 million in principal outstanding net of an unamortized discount of $0.2 million). The notes bear interest at various floating rates with a weighted average of 0.90% and 0.56% for the years ended December 31, 2016 and 2015, respectively, and a weighted average maturity of 4 days and 19 days as of December 31, 2016 and 2015, respectively.

As of December 31, 2016, the amount available on the revolving credit facility was $1.96 billion (net of $20.6 million which was restricted/dedicated to support letters of credit and net of the $20.0 million outstanding on the commercial paper program). During the year ended December 31, 2016, the weighted average interest rate on the revolving credit facility was 1.37%. As of December 31, 2015, the amount available on the revolving credit facility was $2.07 billion (net of $45.1 million which was restricted/dedicated to support letters of credit and net of the $387.5 million outstanding on the commercial paper program). During the year ended December 31, 2015, the weighted average interest rate on the revolving credit facility was 1.07%.

Other

The following table provides a summary of the aggregate payments of principal on all debt for each of the next five years and thereafter as of December 31, 2016 (amounts in thousands):

Year	Total
2017	$628,458
2018	184,369
2019	1,286,037
2020	1,690,090
2021	941,157
Thereafter	4,366,516
Deferred Financing Costs	(42,617)
Net Unamortized (Discount)	(66,752)
Total	$8,987,258

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

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company seeks to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments. The Company may also use derivatives to manage commodity prices in the daily operations of the business.

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

The carrying values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.1 billion and $4.9 billion, respectively, at December 31, 2016. The fair values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.2 billion (Level 2) and $5.0 billion (Level 2), respectively, at December 31, 2016. The carrying values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.7 billion and $6.2 billion respectively, at December 31, 2015. The fair values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.6 billion (Level 2) and $6.5 billion (Level 2), respectively, at December 31, 2015. The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

The following table summarizes the Company’s consolidated derivative instruments at December 31, 2016 (dollar amounts are in thousands):

Fair Value Hedges (1)
Current Notional Balance	$450,000
Indicative Interest Rate	2.375%
Maturity Date	2019

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at December 31, 2016 and 2015, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,857	$—	$1,857	$—
Supplemental Executive Retirement Plan	Other Assets	124,420	124,420	—	—
Total		$126,277	$124,420	$1,857	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$124,420	$124,420	$—	$—
Total		$124,420	$124,420	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$442,092	$—	$442,092	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2015	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$3,655	$—	$3,655	$—
Supplemental Executive Retirement Plan	Other Assets	105,942	105,942	—	—
Total		$109,597	$105,942	$3,655	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$673	$—	$673	$—
Supplemental Executive Retirement Plan	Other Liabilities	105,942	105,942	—	—
Total		$106,615	$105,942	$673	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$566,783	$—	$566,783	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2016, 2015 and 2014, respectively (amounts in thousands):

December 31, 2016 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,798)	Fixed rate debt	Interest expense	$1,798
Total		$(1,798)			$1,798

December 31, 2015 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$2,058	Fixed rate debt	Interest expense	$(2,058)
Total		$2,058			$(2,058)

December 31, 2014 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss)Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$1,597	Fixed rate debt	Interest expense	$(1,597)
Total		$1,597			$(1,597)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2016, 2015 and 2014, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
December 31, 2016 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(3,989)	Interest expense	$(41,758)	Interest expense	$(74)
Total	$(3,989)		$(41,758)		$(74)

	Effective Portion			Ineffective Portion
December 31, 2015 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(814)	Interest expense	$(18,244)	Interest expense	$(3,033)
Total	$(814)		$(18,244)		$(3,033)

	Effective Portion			Ineffective Portion
December 31, 2014 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(33,215)	Interest expense	$(16,868)	Interest expense	$91
Total	$(33,215)		$(16,868)		$91

As of December 31, 2016 and 2015, there were approximately $113.9 million and $151.8 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments. Based on the estimated fair values of the net derivative instruments at December 31, 2016, the Company may recognize an estimated $21.9 million of accumulated other comprehensive (loss) as additional interest expense during the year ending December 31, 2017.

In October 2016, the Company paid $4.7 million to settle a forward starting ten-year swap in conjunction with the issuance of $500.0 million of ten-year fixed rate public notes. The ineffective portion of approximately $74,000 and accrued interest of approximately $9,000 were recorded as increases to interest expense. The remaining amount of approximately $4.6 million will be deferred as a component of accumulated other comprehensive (loss) and recognized as an increase to interest expense over the approximate term of the notes.

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

10.Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator for net income per share – basic:
Income from continuing operations	$4,479,586	$907,621	$657,101
Allocation to Noncontrolling Interests – Operating Partnership, net	(171,491)	(34,226)	(24,771)
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(16,430)	(3,657)	(2,544)
Preferred distributions	(3,091)	(3,357)	(4,145)
Premium on redemption of Preferred Shares	—	(3,486)	—
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	4,288,574	862,895	625,641
Discontinued operations, net of Noncontrolling Interests	498	382	1,522
Numerator for net income per share – basic	$4,289,072	$863,277	$627,163
Numerator for net income per share – diluted:
Income from continuing operations	$4,479,586	$907,621	$657,101
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(16,430)	(3,657)	(2,544)
Preferred distributions	(3,091)	(3,357)	(4,145)
Premium on redemption of Preferred Shares	—	(3,486)	—
Income from continuing operations available to Common Shares	4,460,065	897,121	650,412
Discontinued operations, net	518	397	1,582
Numerator for net income per share – diluted	$4,460,583	$897,518	$651,994
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	365,002	363,498	361,181
Effect of dilutive securities:
OP Units	13,827	13,576	13,718
Long-term compensation shares/units	3,163	3,546	2,836
Denominator for net income per share – diluted	381,992	380,620	377,735
Net income per share – basic	$11.75	$2.37	$1.74
Net income per share – diluted	$11.68	$2.36	$1.73
Net income per share – basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$11.75	$2.37	$1.73
Discontinued operations, net of Noncontrolling Interests	—	—	0.01
Net income per share – basic	$11.75	$2.37	$1.74
Net income per share – diluted:
Income from continuing operations available to Common Shares	$11.68	$2.36	$1.72
Discontinued operations, net	—	—	0.01
Net income per share – diluted	$11.68	$2.36	$1.73
Note: For additional disclosures regarding the employee share options and restricted shares, see Notes 2 and 12.

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2016	2015	2014
Numerator for net income per Unit – basic and diluted:
Income from continuing operations	$4,479,586	$907,621	$657,101
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(16,430)	(3,657)	(2,544)
Allocation to Preference Units	(3,091)	(3,357)	(4,145)
Allocation to premium on redemption of Preference Units	—	(3,486)	—
Income from continuing operations available to Units	4,460,065	897,121	650,412
Discontinued operations, net	518	397	1,582
Numerator for net income per Unit – basic and diluted	$4,460,583	$897,518	$651,994
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	378,829	377,074	374,899
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company's long-term compensation shares/units	3,163	3,546	2,836
Denominator for net income per Unit – diluted	381,992	380,620	377,735
Net income per Unit – basic	$11.75	$2.37	$1.74
Net income per Unit – diluted	$11.68	$2.36	$1.73
Net income per Unit – basic:
Income from continuing operations available to Units	$11.75	$2.37	$1.73
Discontinued operations, net	—	—	0.01
Net income per Unit – basic	$11.75	$2.37	$1.74
Net income per Unit – diluted:
Income from continuing operations available to Units	$11.68	$2.36	$1.72
Discontinued operations, net	—	—	0.01
Net income per Unit – diluted	$11.68	$2.36	$1.73
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

Individually Significant Dispositions

The Company concluded that the Starwood Transaction does not qualify for discontinued operations reporting as it does not represent a strategic shift that will have a major effect on the Company’s operations and financial results. The Company has been investing only in its six coastal markets (Boston, New York, Washington D.C., Southern California, San Francisco and Seattle) and has not been acquiring or developing any new assets in its other markets. Over the past several years, the Company has been repositioning its portfolio by selling its suburban assets located in markets outside its six core coastal markets. However, the Company concluded that the Starwood Transaction does qualify as an individually significant component of the Company as the amount received upon disposal exceeded 10% of total assets and NOI (see definition in Note 17) of the Starwood Portfolio represents approximately 1.2% (for the approximate one-month period owned in 2016), 15.7% and 15.4%, respectively, of consolidated NOI for the Company for the years ended December 31, 2016, 2015 and 2014. In addition, the Starwood Transaction met the held for sale criteria at December 31, 2015 and was classified as held for sale in the accompanying consolidated balance sheets at December 31, 2015 (see Note 4 for further discussion). In accordance with this classification, the Company ceased depreciation on all assets in the Starwood Portfolio as of November 1, 2015. As a result, the following table summarizes the results of operations attributable to the Starwood Transaction for the years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
REVENUES
Rental income	$30,785	$427,433	$401,134
Total revenues	30,785	427,433	401,134

EXPENSES (1)
Property and maintenance	7,838	78,189	76,579
Real estate taxes and insurance	2,912	48,403	46,416
Property management	2	11	11
General and administrative	23	38	24
Depreciation	—	87,616	104,104
Total expenses	10,775	214,257	227,134

Operating income	20,010	213,176	174,000

Interest and other income	21	1	1
Other expenses	—	(35)	(1)
Interest (2):
Expense incurred, net	(380)	(680)	(701)
Amortization of deferred financing costs	(707)	(559)	(98)
Income and other tax (expense) benefit	(1)	(1)	(3)
Net gain on sales of real estate properties	3,161,097	—	—

Income from operations	3,180,040	211,902	173,198
Income from operations attributable to Noncontrolling Interests – Partially Owned Properties	—	—	(14)
Income from operations attributable to controlling interests – Operating Partnership	3,180,040	211,902	173,184
Income from operations attributable to Noncontrolling Interests – Operating Partnership	(122,152)	(8,083)	(6,598)
Income from operations attributable to controlling interests – Company	$3,057,888	$203,819	$166,586

(1)	Includes expenses paid in the current period for properties held for sale.

(2)	Includes only interest expense specific to secured mortgage notes payable for properties held for sale which was repaid at or before closing.

Discontinued Operations

The Company has presented separately as discontinued operations in all periods the results of operations for all consolidated assets disposed of and all properties held for sale, if any, for properties sold in 2013 and prior years. The amounts included in discontinued operations for the years ended December 31, 2016, 2015 and 2014 represent trailing activity for properties sold in 2013 and prior years. None of the properties sold during the years ended December 31, 2016, 2015 and 2014 met the new criteria for reporting discontinued operations.

The components of discontinued operations are outlined below and include the results of operations for the respective periods that the Company owned such assets for properties sold in 2013 and prior years during each of the years ended December 31, 2016, 2015 and 2014 (amounts in thousands).

	Year Ended December 31,
	2016	2015	2014
REVENUES
Rental income	$355	$499	$1,309
Total revenues	355	499	1,309

EXPENSES (1)
Property and maintenance	(46)	(60)	(141)
Real estate taxes and insurance	(461)	65	267
General and administrative	119	85	89
Total expenses	(388)	90	215

Discontinued operating income	743	409	1,094

Interest and other income	24	3	317
Other expenses	(280)	—	—
Income and other tax (expense) benefit	(12)	(15)	(8)

Discontinued operations	475	397	1,403
Net gain on sales of discontinued operations	43	—	179

Discontinued operations, net	$518	$397	$1,582

(1)	Includes expenses paid in the current period for properties sold in prior periods related to the Company’s period of ownership.

11.

12.	Share Incentive Plans

Any Common Shares issued pursuant to EQR's incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.

On June 16, 2011, the shareholders of EQR approved the Company's 2011 Share Incentive Plan, as amended (the "2011 Plan"). The 2011 Plan originally reserved 12,980,741 Common Shares for issuance, which was subsequently adjusted to 14,725,321 Common Shares in accordance with the provisions of the 2011 Plan as a result of the option adjustments required for the special dividends paid in conjunction with the Starwood Transaction. In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan. The 2011 Plan expires on June 16, 2021. As of December 31, 2016, 8,595,553 shares were available for future issuance.

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

Restricted shares are generally granted at the fair market value of the Company's Common Shares at the date of grant. Restricted shares that have been awarded through December 31, 2016 generally vest three years from the award date. In addition, the Company’s unvested restricted shareholders have the same voting rights as any other Common Share holder. During the three-year period of restriction, the Company’s unvested restricted shareholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other Common Share holder. As a result, dividends paid on unvested restricted shares are included as a component of retained earnings (included in general partner's capital in the Operating Partnership's financial statements) and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation. If employment is terminated prior to the lapsing of the restriction, the shares are generally canceled.

Restricted units are a class of partnership interests that under certain conditions, including vesting, are convertible by the holder into an equal number of OP Units, which are redeemable by the holder for Common Shares on a one-for-one basis or the cash value of such shares at the option of the Company. In connection with the grant of long-term incentive compensation for services provided during a year, officers of the Company are allowed to choose between restricted shares and restricted units. In January 2011, March 2014 and June 2015, certain holders of restricted shares converted these shares into restricted units. Similar to restricted shares, restricted units are generally granted at the fair market value of the Company's Common Shares at the date of grant and generally vest three years from the award date. In addition, restricted unit holders receive quarterly dividend payments on their restricted units at the same rate and on the same date as any other OP Unit holder. As a result, dividends paid on restricted units are included as a component of Noncontrolling Interests – Operating Partnership/Limited Partners' capital and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation. If employment is terminated prior to vesting, the restricted units are generally canceled. A restricted unit will automatically convert to an OP Unit when the capital account of each restricted unit increases (“books-up”) to a specified target. If the capital target is not attained within ten years following the date of issuance, the restricted unit will automatically be canceled and no compensation will be payable to the holder of such canceled restricted unit.

In January 2015, the Company revised its executive compensation program for the Chairman, Chief Executive Officer and certain other Executive Officers. The long-term portion of the revised program will allow these individuals to earn from 0% to 200% of the target number of performance awards, payable in the form of restricted shares and/or restricted units, as determined by the Company’s relative and absolute Total Shareholder Return (“TSR”) over a forward-looking three-year performance period. The Company’s TSR will be compared to pre-established quantitative performance metrics. In connection with the grant of long-term incentive compensation, the individuals are allowed to choose between restricted shares and restricted units. The grant date fair value of the awards is estimated using a Monte Carlo model, and the resulting expense is recorded regardless of whether the TSR performance measures are achieved, if the required service is delivered. These awards generally vest three years from the award date. The grant date fair value is amortized into expense over the service period. If the executive is retirement-eligible, the grant date fair value is amortized into expense over the first year. All other awards are amortized into expense over the three year performance/vesting period. In addition, the awards granted as restricted units will receive quarterly partial dividend payments equal to 10% of any common share dividend on the same date as any other OP Unit holder during the three-year performance period. As a result, dividends paid on restricted units are included as a component of Noncontrolling Interests – Operating Partnership/Limited Partners' capital and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation. The awards granted as restricted shares will not receive dividends during the three-year performance period. At the end of the three-year performance period, cumulative dividends will be paid for the three-year performance period for any restricted shares or restricted units actually earned, less any dividends already paid on the restricted units. If employment is terminated prior to vesting, the restricted shares and restricted units are generally canceled. Once the Company's absolute and relative TSR is calculated at the end of the three-year performance period, the executive will earn a certain number of restricted shares and/or restricted units.  No payout would be made for any return below 50% of the target performance metric.

All Trustees, with the exception of the Company's non-executive Chairman and employee Trustees, are granted options, restricted shares and/or restricted units that vest one-year from the grant date that corresponds to the term for which he or she has been elected to serve. The non-executive Chairman's grants vest over the same term or period as all other employees.

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

The following tables summarize compensation information regarding the restricted shares, restricted units, share options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2016, 2015 and 2014 (amounts in thousands):

	Year Ended December 31, 2016
	Compensation Expense	Compensation Capitalized	Restricted Units In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$13,539	$1,477	$—	$15,016	$6,494
Restricted units (2)	13,567	591	4,022	18,180	7,762
Share options	2,839	593	—	3,432	—
ESPP discount	585	65	—	650	—
Total	$30,530	$2,726	$4,022	$37,278	$14,256

	Year Ended December 31, 2015
	Compensation Expense	Compensation Capitalized	Restricted Units In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$13,755	$1,311	$—	$15,066	$1,160
Restricted units (2)	17,311	538	3,654	21,503	1,619
Share options	2,746	1,010	—	3,756	—
ESPP discount	795	89	—	884	—
Total	$34,607	$2,948	$3,654	$41,209	$2,779

	Year Ended December 31, 2014
	Compensation Expense	Compensation Capitalized	Compensation Equity	Dividends Incurred
Restricted shares	$9,244	$660	$9,904	$1,012
Restricted units	11,049	920	11,969	1,248
Share options	6,453	896	7,349	—
ESPP discount	797	62	859	—
Total	$27,543	$2,538	$30,081	$2,260

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

The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above. The total compensation expense related to Awards not yet vested at December 31, 2016 is $8.6 million (excluding the accelerated expenses for individuals approaching or meeting the retirement age criteria discussed above), which is expected to be recognized over a weighted average term of 1.31 years.

See Note 2 for additional information regarding the Company’s share-based compensation.

The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2016, 2015 and 2014:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	Restricted Units	Weighted Average Fair Value per Restricted Unit
Balance at December 31, 2013	8,470,532	$43.67	500,234	$55.79	471,256	$55.67
Awards granted (1)	667,877	$56.72	176,457	$56.56	201,507	$53.82
Awards exercised/vested (2) (3) (4)	(2,086,380)	$39.34	(175,344)	$53.44	(60,294)	$53.71
Awards forfeited	(19,022)	$56.32	(6,735)	$56.57	(667)	$52.08
Awards expired	(2,387)	$55.24	—	—	—	—
Conversion of restricted shares to restricted units	—	—	(12,146)	—	12,146	—
Balance at December 31, 2014	7,030,620	$46.16	482,466	$56.89	623,948	$53.38
Awards granted (1) (5)	171,150	$80.15	174,112	$79.65	337,505	$81.87
Awards exercised/vested (2) (3) (4)	(1,456,363)	$42.64	(127,174)	$60.21	(72,003)	$57.12
Awards forfeited	(9,550)	$64.53	(5,970)	$62.11	(2,009)	$64.39
Awards expired	(1,492)	$39.86	—	—	—	—
Conversion of restricted shares to restricted units	—	—	(1,284)	—	1,284	—
Balance at December 31, 2015	5,734,365	$48.04	522,150	$63.67	888,725	$63.91
Awards granted (1) (5)	154,016	$64.99	154,296	$75.19	289,273	$81.05
Awards exercised/vested (2) (3) (4)	(815,044)	$38.01	(217,805)	$57.75	(374,217)	$52.73
Awards forfeited	(10,512)	$63.43	(6,607)	$70.73	(1,524)	$86.35
Awards expired	(710)	$68.40	—	—	—	—
Special dividend adjustment (6)	960,986	N/A	—	—	—	—
Balance at December 31, 2016	6,023,101	$42.05	452,034	$70.35	802,257	$75.26

(1)	The weighted average grant date fair value for Options granted during the years ended December 31, 2016, 2015 and 2014 was $11.09 per share, $13.67 per share and $9.21 per share, respectively.

(2)
The aggregate intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $26.2 million, $52.9 million and $50.8 million, respectively. These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

(3)	The fair value of restricted shares vested during the years ended December 31, 2016, 2015 and 2014 was $15.6 million, $10.2 million and $10.2 million, respectively.

(4)	The fair value of restricted units vested during the years ended December 31, 2016, 2015 and 2014 was $27.2 million, $5.8 million and $3.4 million, respectively.

(5)	Includes performance awards granted under the executive compensation program.

(6)
In addition to the regular quarterly dividends, the Company paid two special dividends to its shareholders and holders of OP Units of $11.00 per share/unit in the aggregate in 2016. Option holders were not entitled to these special dividends, but pursuant to the terms of the Share Incentive Plans are due equitable adjustments of additional options. The special dividend adjustment's weighted average exercise price per option is reflected in the activity for 2016 for the awards granted, awards exercised/vested, and awards forfeited and the balance at December 31, 2016.

The following table summarizes information regarding options outstanding and exercisable at December 31, 2016:

	Options Outstanding (1)			Options Exercisable (2)
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$19.67 to $24.93	892,111	2.10	$19.67	892,111	$19.67
$24.94 to $37.39	930,884	2.54	$29.42	930,884	$29.42
$37.40 to $43.62	2,412	3.83	$41.44	2,412	$41.44
$43.63 to $49.86	2,715,880	5.50	$46.59	2,515,401	$46.47
$49.87 to $56.09	1,114,654	5.16	$51.30	1,114,654	$51.30
$56.10 to $62.32	2,761	8.48	$60.80	2,761	$60.80
$62.33 to $68.55	364,399	8.57	$66.77	152,454	67.27
$19.67 to $68.55	6,023,101	4.66	$42.05	5,610,677	$40.91
Vested and expected to vest as of December 31, 2016	6,003,870	4.55	$41.97

(1)	The aggregate intrinsic value of options outstanding that are vested and expected to vest as of December 31, 2016 is $135.3 million.

(2)	The aggregate intrinsic value and weighted average remaining contractual life in years of options exercisable as of December 31, 2016 is $132.0 million and 4.4 years, respectively.
Note: The aggregate intrinsic values in Notes (1) and (2) above were both calculated as the excess, if any, between the Company’s closing share price of $64.36 per share on December 31, 2016 and the strike price of the underlying awards.

As of December 31, 2015 and 2014, 4,436,990 Options (with a weighted average exercise price of $45.11) and 5,011,784 Options (with a weighted average exercise price of $42.18) were exercisable, respectively.

13.	Employee Plans

The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of EQR. The Company registered 7,000,000 Common Shares under the ESPP, of which 2,906,163 Common Shares remained available for purchase at December 31, 2016. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. The following table summarizes information regarding the Common Shares issued under the ESPP (the net proceeds noted below were contributed to ERPOP in exchange for OP Units):

	Year Ended December 31,
	2016	2015	2014
	(Amounts in thousands except share and per share amounts)
Shares issued	63,909	68,462	68,807
Issuance price ranges	$51.85 – $63.37	$63.70 – $65.90	$45.90 – $55.95
Issuance proceeds	$3,686	$4,404	$3,392

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria. Prior to 2014, the Company matched dollar for dollar up to the first 3% of eligible compensation that a participant contributed to the 401(k) Plan. Beginning January 1, 2014, the Company increased its match to 4% of eligible compensation that a participant contributes to the 401(k) Plan for all employees except those defined as highly compensated employees, whose match remains at 3%. Participants are vested in the Company’s contributions over five years. The Company recognized an expense in the amount of $4.9 million, $5.5 million and $5.2 million for the years ended December 31, 2016, 2015 and 2014, respectively.

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

On November 18, 2011, the Company filed with the SEC a Form S-3 Registration Statement to register 4,850,000 Common Shares pursuant to a Distribution Reinvestment and Share Purchase Plan (the "2011 DRIP"), which included the remaining shares available for issuance under a 2008 registration, which terminated as of such date. The registration statement was automatically declared effective the same day and was to expire at the earlier of the date on which all 4,850,000 shares had been issued or November 18, 2014. On September 30, 2014, the Company filed with the SEC a Form S-3 Registration Statement to register 4,790,000 Common Shares under an amended Distribution Reinvestment Plan (the "2014 DRIP"), which included the remaining shares available for issuance under the 2011 DRIP, which terminated as of such date. The registration was automatically declared effective the same day and will expire when all 4,790,000 shares have been issued. The Company has 4,704,608 Common Shares available for issuance under the 2014 DRIP at December 31, 2016.

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

The Company leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees. The lease terminates on January 31, 2022. Amounts incurred for such office space for the years ended December 31, 2016, 2015 and 2014, respectively, were approximately $2.7 million, $2.6 million and $2.5 million. The Company believes these amounts equal market rates for such rental space.

16.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws. Compliance by the Company with existing laws has not had a material adverse effect on the Company. However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future. During the year ended December 31, 2016, the Company recorded an environmental reserve of $4.7 million related to vacant land that it owns adjacent to one of its operating properties.

The Company was party to a housing discrimination lawsuit brought by a non-profit civil rights organization in April 2006 in the U.S. District Court for the District of Maryland.  The suit alleged that the Company designed and built many of its properties in violation of the accessibility requirements of the Fair Housing Act (“FHA”) and Americans With Disabilities Act (“ADA”).  The suit sought actual and punitive damages, injunctive relief (including modification of non-compliant properties), costs and attorneys’ fees.  On March 31, 2016, the Court found that certain features at seven of the Company’s properties did not satisfy the accessibility requirements of the FHA. During the fourth quarter of 2016, the Company settled the lawsuit for $3.1 million, net of insurance recoveries already received, which was recorded as other expenses in the consolidated statements of operations and comprehensive income. The Company also agreed to undertake the remediation of certain inaccessible features at a limited number of properties.

The Company has established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assesses the adequacy of the reserve and makes adjustments as necessary. During the year ended December 31, 2016, the Company settled one matter, paying approximately $1.5 million, and recorded a reduction to the reserve of approximately $0.5 million, resulting in a total reserve of approximately $1.0 million at December 31, 2016. While no assurances can be given, the Company does not believe that the ultimate resolution of any of these remaining litigation matters, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of December 31, 2016, the Company has six wholly owned projects totaling 2,064 apartment units in various stages of development with commitments to fund of approximately $260.6 million and estimated completion dates ranging through

December 31, 2018, as well as other completed development projects that are in various stages of lease up or are stabilized.

As of December 31, 2016, the Company has two completed unconsolidated development properties that are stabilized. Both properties were co-developed with the same third party development partner in different ventures. The development venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions. The Company currently has no further funding obligations related to these properties. While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the properties and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the ongoing operations. The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events (including at stabilization) described in the development venture agreements. See Note 6 for further discussion.

During the years ended December 31, 2016, 2015 and 2014, total operating lease expense for ground leases and office space, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $26.2 million, $24.5 million and $21.2 million, respectively.

The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with its Vice Chairman and one former chief executive officer. During the years ended December 31, 2016, 2015 and 2014, the Company recognized compensation expense of $0.3 million, $0.4 million and $0.5 million, respectively, related to these agreements.

The following table summarizes the Company’s contractual obligations for minimum rent payments under operating leases and deferred compensation for the next five years and thereafter as of December 31, 2016:

(Payments)/Receipts Due by Year (in thousands)
	2017	2018	2019	2020	2021	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$(15,917)	$(16,027)	$(15,890)	$(15,489)	$(15,256)	$(826,259)	$(904,838)
Minimum Rent Receipts (b)	73,171	60,004	54,486	50,705	46,634	211,853	496,853
Other Long-Term Liabilities:
Deferred Compensation (c)	(1,387)	(1,723)	(1,128)	(1,079)	(1,079)	(4,383)	(10,779)

(a)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for 11 properties.

(b)	Minimum basic rent receipts due for various retail/commercial space where the Company is the lessor.

(c)	Estimated payments to the Company's Chairman, Vice Chairman and one former CEO based on actual and planned retirement dates.

17.	Reportable Segments

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company's operating performance geographically by market and both on a same store and non-same store basis. The Company’s same store operating segments located in its coastal markets represent its reportable segments. As of January 1, 2016, the Company has revised the presentation of Southern California to show separate results for Los Angeles, San Diego and Orange County, along with a subtotal of the three markets combined, for both the current and comparable periods. The Company's operating segments located in its other markets (Phoenix) that are not material have been included in the tables presented below. See also Note 4 for further discussion of the Starwood Transaction and the operating segments/locations in which properties were sold.

The Company’s fee and asset management and development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the "Other" category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2016, 2015 or 2014.

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

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the years ended December 31, 2016, 2015 and 2014, respectively (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Rental income	$2,422,233	$2,736,578	$2,605,311
Property and maintenance expense	(406,823)	(479,160)	(473,098)
Real estate taxes and insurance expense	(317,387)	(339,802)	(325,401)
Total operating expenses	(724,210)	(818,962)	(798,499)
Net operating income	$1,698,023	$1,917,616	$1,806,812

The following tables present NOI for each segment from our rental real estate specific to continuing operations for the years ended December 31, 2016, 2015 and 2014, respectively, as well as total assets and capital expenditures at December 31, 2016 and 2015, respectively (amounts in thousands):

	Year Ended December 31, 2016			Year Ended December 31, 2015			Year Ended December 31, 2014
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$368,734	$107,138	$261,596	$349,285	$104,614	$244,671	$259,437	$81,972	$177,465
San Diego	88,049	23,489	64,560	83,491	22,938	60,553	79,217	22,605	56,612
Orange County	79,602	18,931	60,671	75,068	18,550	56,518	71,440	18,211	53,229
Subtotal - Southern California	536,385	149,558	386,827	507,844	146,102	361,742	410,094	122,788	287,306

New York	457,882	160,772	297,110	450,460	152,682	297,778	455,598	156,881	298,717
Washington D.C.	424,055	126,154	297,901	417,985	123,450	294,535	451,973	131,964	320,009
San Francisco	365,019	88,141	276,878	343,089	84,603	258,486	340,252	96,217	244,035
Boston	237,683	66,283	171,400	232,462	67,252	165,210	244,612	70,070	174,542
Seattle	154,482	42,644	111,838	145,646	39,307	106,339	153,197	45,781	107,416
Other Markets	1,798	568	1,230	1,680	528	1,152	385,664	120,395	265,269
Total same store	2,177,304	634,120	1,543,184	2,099,166	613,924	1,485,242	2,441,390	744,096	1,697,294

Non-same store/other (2) (3)
Non-same store	163,768	56,403	107,365	72,123	27,078	45,045	83,715	28,992	54,723
Other (3)	81,161	33,687	47,474	565,289	177,960	387,329	80,206	25,411	54,795
Total non-same store/other	244,929	90,090	154,839	637,412	205,038	432,374	163,921	54,403	109,518

Totals	$2,422,233	$724,210	$1,698,023	$2,736,578	$818,962	$1,917,616	$2,605,311	$798,499	$1,806,812

(1)
For the years ended December 31, 2016 and 2015, same store primarily includes all properties acquired or completed that are stabilized prior to January 1, 2015, less properties subsequently sold, which represented 69,879 apartment units. For the year ended December 31, 2014, same store primarily includes all properties acquired or completed that are stabilized prior to January 1, 2014, less properties subsequently sold, which represented 96,286 apartment units.

(2)
For the years ended December 31, 2016 and 2015, non-same store primarily includes properties acquired after January 1, 2015, plus any properties in lease-up and not stabilized as of January 1, 2015. For the year ended December 31, 2014, non-same store primarily includes properties acquired after January 1, 2014, plus any properties in lease-up and not stabilized as of January 1, 2014.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold in 2014 through 2016 that do not meet the new discontinued operations criteria.

	Year Ended December 31, 2016		Year Ended December 31, 2015
	Total Assets	Capital Expenditures	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,513,979	$26,195	$2,586,859	$22,015
San Diego	471,937	5,172	488,260	4,608
Orange County	260,918	6,747	268,479	7,336
Subtotal - Southern California	3,246,834	38,114	3,343,598	33,959

New York	4,275,930	25,329	4,383,354	18,170
Washington D.C.	3,916,264	33,867	4,023,474	33,455
San Francisco	2,441,256	24,411	2,506,004	25,104
Boston	1,723,942	20,936	1,774,181	17,355
Seattle	1,031,764	13,464	1,061,351	9,106
Other Markets	12,902	67	13,162	182
Total same store	16,648,892	156,188	17,105,124	137,331

Non-same store/other (2) (3)
Non-same store	2,864,250	12,179	2,441,637	6,341
Other (3)	1,191,006	3,810	3,563,435	38,441
Total non-same store/other	4,055,256	15,989	6,005,072	44,782

Totals	$20,704,148	$172,177	$23,110,196	$182,113

(1)	Same store primarily includes all properties acquired or completed that are stabilized prior to January 1, 2015, less properties subsequently sold, which represented 69,879 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2015, plus any properties in lease-up and not stabilized as of January 1, 2015.

(3)	Other includes development, other corporate operations and capital expenditures for properties sold.

18.	Subsequent Events/Other

Subsequent Events

There have been no material subsequent events occurring since December 31, 2016.

Other

During the year ended December 31, 2014, the Operating Partnership issued the 3.00% Series P Cumulative Redeemable Preference Units with a liquidation value of approximately $18.4 million in conjunction with the buyout of its partner's 95% interest in a previously unconsolidated development property. The Series P Preference Units were classified as a liability due in part to the fact that the holder could put the units back to the Operating Partnership for cash. Dividends were paid quarterly on the Series P Preference Units. During the year ended December 31, 2016, the Company purchased all of the issued and outstanding Series P Preference Units at a par value of $18.4 million and retired these units in conjunction with the purchase. In conjunction with this transaction, the Company reduced other liabilities by $18.4 million.

During the year ended December 31, 2016, the Company sold its entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord consisting of 5,161 apartment units for approximately $63.3 million and recognized a gain on sale of approximately $52.4 million, which is included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

During the years ended December 31, 2016, 2015 and 2014, the Company incurred charges of $1.5 million, $1.0 million and $0.4 million, respectively, related to property acquisition costs, such as survey, title and legal fees, on the acquisition of operating properties and $4.1 million, $3.2 million and $3.6 million, respectively, related to the write-off of various pursuit and out-of-pocket costs for terminated acquisition, disposition and development transactions. These costs, totaling $5.6 million, $4.2 million and $4.0 million, respectively, are included in other expenses in the accompanying consolidated statements of operations and comprehensive income.

During the years ended December 31, 2016, 2015 and 2014 the Company received $3.2 million, $6.0 million and $2.8 million, respectively, for the settlement of various litigation/insurance claims, which are included in interest and other income in the accompanying consolidated statements of operations and comprehensive income.

19.	Quarterly Financial Data (Unaudited)

Equity Residential

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	3/31	6/30	9/30	12/31
Total revenues	$619,083	$595,154	$606,074	$605,489
Operating income	216,625	206,018	209,373	224,070
Income from continuing operations	3,731,988	228,365	217,246	301,987
Discontinued operations, net	(157)	35	246	394
Net income *	3,731,831	228,400	217,492	302,381
Net income available to Common Shares	3,586,985	218,067	207,543	276,477
Earnings per share – basic:
Net income available to Common Shares	$9.84	$0.60	$0.57	$0.76
Weighted average Common Shares outstanding	364,592	365,047	365,109	365,256
Earnings per share – diluted:
Net income available to Common Shares	$9.76	$0.59	$0.56	$0.75
Weighted average Common Shares outstanding	382,243	382,065	382,373	381,860

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015	3/31	6/30	9/30	12/31
Total revenues	$666,371	$679,112	$696,289	$703,193
Operating income	218,331	246,255	257,594	287,058
Income from continuing operations	190,069	298,504	205,375	213,673
Discontinued operations, net	155	114	81	47
Net income *	190,224	298,618	205,456	213,720
Net income available to Common Shares	178,842	285,587	195,859	202,989
Earnings per share – basic:
Net income available to Common Shares	$0.49	$0.79	$0.54	$0.56
Weighted average Common Shares outstanding	363,098	363,476	363,579	363,828
Earnings per share – diluted:
Net income available to Common Shares	$0.49	$0.78	$0.53	$0.55
Weighted average Common Shares outstanding	380,327	380,491	380,663	381,220
* The Company did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2016 and 2015. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

ERP Operating Limited Partnership

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end. Amounts are in thousands, except for per Unit amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	3/31	6/30	9/30	12/31
Total revenues	$619,083	$595,154	$606,074	$605,489
Operating income	216,625	206,018	209,373	224,070
Income from continuing operations	3,731,988	228,365	217,246	301,987
Discontinued operations, net	(157)	35	246	394
Net income *	3,731,831	228,400	217,492	302,381
Net income available to Units	3,730,294	226,847	215,896	287,546
Earnings per Unit – basic:
Net income available to Units	$9.84	$0.60	$0.57	$0.76
Weighted average Units outstanding	378,289	378,934	379,008	379,081
Earnings per Unit – diluted:
Net income available to Units	$9.76	$0.59	$0.56	$0.75
Weighted average Units outstanding	382,243	382,065	382,373	381,860

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2015	3/31	6/30	9/30	12/31
Total revenues	$666,371	$679,112	$696,289	$703,193
Operating income	218,331	246,255	257,594	287,058
Income from continuing operations	190,069	298,504	205,375	213,673
Discontinued operations, net	155	114	81	47
Net income *	190,224	298,618	205,456	213,720
Net income available to Units	185,901	296,941	203,637	211,039
Earnings per Unit – basic:
Net income available to Units	$0.49	$0.79	$0.54	$0.56
Weighted average Units outstanding	376,696	377,063	377,147	377,380
Earnings per Unit – diluted:
Net income available to Units	$0.49	$0.78	$0.53	$0.55
Weighted average Units outstanding	380,327	380,491	380,663	381,220
* The Operating Partnership did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2016 and 2015. Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
Overall Summary
December 31, 2016

	Properties (H)	Apartment Units (H)	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances (1)
Wholly Owned Unencumbered	204	52,102	$18,448,319,778	$(3,651,990,171)	$14,796,329,607	$—
Wholly Owned Encumbered	79	21,196	6,291,785,512	(1,497,361,379)	4,794,424,133	3,818,071,013
Wholly Owned Properties	283	73,298	24,740,105,290	(5,149,351,550)	19,590,753,740	3,818,071,013

Partially Owned Unencumbered	9	1,527	288,230,337	(98,826,978)	189,403,359	—
Partially Owned Encumbered	8	1,688	358,089,848	(112,210,888)	245,878,960	301,109,812
Partially Owned Properties	17	3,215	646,320,185	(211,037,866)	435,282,319	301,109,812

Total Unencumbered Properties	213	53,629	18,736,550,115	(3,750,817,149)	14,985,732,966	—
Total Encumbered Properties	87	22,884	6,649,875,360	(1,609,572,267)	5,040,303,093	4,119,180,825
Total Consolidated Investment in Real Estate	300	76,513	$25,386,425,475	$(5,360,389,416)	$20,026,036,059	$4,119,180,825

(1)	See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
Encumbrances Reconciliation
December 31, 2016

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Amount
EQR-Fanwell 2007 LP	4	I	$299,795,866
EQR-Wellfan 2008 LP (R)	10	J	549,337,934
Archstone Master Property Holdings LLC	13	K	796,845,087

Portfolio/Entity Encumbrances	27		1,645,978,887

Individual Property Encumbrances			2,473,201,938

Total Encumbrances per Financial Statements			$4,119,180,825

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III – Real Estate and Accumulated Depreciation
(Amounts in thousands)
The changes in total real estate for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Balance, beginning of year	$28,542,697	$27,675,383	$26,800,948
Acquisitions and development	832,803	964,645	1,121,423
Improvements	174,981	186,104	191,243
Dispositions and other	(4,164,056)	(283,435)	(438,231)
Balance, end of year (1)	$25,386,425	$28,542,697	$27,675,383

The changes in accumulated depreciation for the years ended December 31, 2016, 2015 and 2014 are as follows:

	2016	2015	2014
Balance, beginning of year	$6,084,616	$5,432,805	$4,807,709
Depreciation	705,649	765,895	758,861
Dispositions and other	(1,429,876)	(114,084)	(133,765)
Balance, end of year (1)	$5,360,389	$6,084,616	$5,432,805

(1) Balances at December 31, 2015 include assets classified as real estate held for sale.

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/16
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/16	Encumbrances
Wholly Owned Unencumbered:
100 K Street	Washington, D.C.	—	(F)	—	$15,600,000	$10,782,320	$—	$15,600,000	$10,782,320	$26,382,320	$—	$26,382,320	$—
140 Riverside Boulevard	New York, NY	G	2003	354	103,539,100	94,082,725	6,750,405	103,539,100	100,833,130	204,372,230	(41,010,422)	163,361,808	—
160 Riverside Boulevard	New York, NY	G	2001	455	139,933,500	190,964,745	12,780,175	139,933,500	203,744,920	343,678,420	(81,836,307)	261,842,113	—
170 Amsterdam	New York, NY	G	2015	236	—	111,872,438	60,750	—	111,933,188	111,933,188	(7,014,736)	104,918,452	—
175 Kent	Brooklyn, NY	G	2011	113	22,037,831	53,962,169	1,396,338	22,037,831	55,358,507	77,396,338	(12,584,288)	64,812,050	—
180 Montague (fka Brooklyn Heights)	Brooklyn, NY	G	2000	193	32,400,000	92,675,228	2,910,862	32,400,000	95,586,090	127,986,090	(16,638,099)	111,347,991	—
180 Riverside Boulevard	New York, NY	G	1998	516	144,968,250	138,346,681	11,344,206	144,968,250	149,690,887	294,659,137	(61,661,842)	232,997,295	—
1111 Belle Pre (fka The Madison)	Alexandria, VA	G	2014	360	18,937,702	94,758,679	101,850	18,937,702	94,860,529	113,798,231	(12,803,962)	100,994,269	—
1210 Mass	Washington, D.C.	G	2004	144	9,213,513	36,559,189	2,112,056	9,213,513	38,671,245	47,884,758	(15,416,324)	32,468,434	—
1401 E. Madison	Seattle, WA	—	(F)	—	10,401,958	4,932,954	—	10,401,958	4,932,954	15,334,912	—	15,334,912	—
1500 Mass Ave	Washington, D.C.	G	1951	556	54,638,298	40,361,702	14,505,801	54,638,298	54,867,503	109,505,801	(21,697,139)	87,808,662	—
1800 Oak (fka Rosslyn)	Arlington, VA	G	2003	314	31,400,000	109,005,734	2,999,587	31,400,000	112,005,321	143,405,321	(19,795,492)	123,609,829	—
2201 Pershing Drive	Arlington, VA	G	2012	188	11,321,198	49,674,175	2,103,036	11,321,198	51,777,211	63,098,409	(9,394,581)	53,703,828	—
2201 Wilson	Arlington, VA	G	2000	219	21,900,000	78,724,663	2,390,730	21,900,000	81,115,393	103,015,393	(13,936,506)	89,078,887	—
2400 M St	Washington, D.C.	G	2006	359	30,006,593	114,013,785	4,082,076	30,006,593	118,095,861	148,102,454	(45,418,266)	102,684,188	—
315 on A	Boston, MA	G	2013	202	14,450,070	115,824,930	517,562	14,450,070	116,342,492	130,792,562	(10,319,919)	120,472,643	—
340 Fremont (fka Rincon Hill)	San Francisco, CA	—	2016	348	42,000,000	244,995,446	88	42,000,000	244,995,534	286,995,534	(4,611,169)	282,384,365	—
3003 Van Ness (fka Van Ness)	Washington, D.C.	—	1970	625	56,300,000	141,191,580	4,018,369	56,300,000	145,209,949	201,509,949	(27,557,126)	173,952,823	—
45 Worthington (CityView II)	Boston, MA	—	(F)	—	—	2,058,673	—	—	2,058,673	2,058,673	—	2,058,673	—
420 East 80th Street	New York, NY	—	1961	155	39,277,000	23,026,984	4,252,598	39,277,000	27,279,582	66,556,582	(12,559,376)	53,997,206	—
425 Mass	Washington, D.C.	G	2009	559	28,150,000	138,600,000	3,740,413	28,150,000	142,340,413	170,490,413	(39,542,039)	130,948,374	—
455 Eye Street	Washington, D.C.	G	(F)	—	12,762,857	45,794,997	—	12,762,857	45,794,997	58,557,854	—	58,557,854	—
4885 Edgemoor Lane	Bethesda, MD	—	(F)	—	—	1,237,673	—	—	1,237,673	1,237,673	—	1,237,673	—
4th and Hill	Los Angeles, CA	—	(F)	—	13,131,456	11,144,682	—	13,131,456	11,144,682	24,276,138	—	24,276,138	—
600 Washington	New York, NY	G	2004	135	32,852,000	43,140,551	734,411	32,852,000	43,874,962	76,726,962	(17,905,409)	58,821,553	—
660 Washington (fka Boston Common)	Boston, MA	G	2006	420	106,100,000	166,311,679	2,325,428	106,100,000	168,637,107	274,737,107	(29,635,573)	245,101,534	—
70 Greene	Jersey City, NJ	G	2010	480	28,108,899	236,763,553	1,103,051	28,108,899	237,866,604	265,975,503	(57,907,087)	208,068,416	—
71 Broadway	New York, NY	G	1997	238	22,611,600	77,492,171	12,799,538	22,611,600	90,291,709	112,903,309	(39,723,414)	73,179,895	—
77 Bluxome	San Francisco, CA	—	2007	102	5,249,124	18,609,876	264,502	5,249,124	18,874,378	24,123,502	(4,400,965)	19,722,537	—
77 Park Avenue (fka Hoboken)	Hoboken, NJ	G	2000	301	27,900,000	168,992,440	5,319,200	27,900,000	174,311,640	202,211,640	(28,587,488)	173,624,152	—
777 Sixth	New York, NY	G	2002	294	65,352,706	65,747,294	1,975,718	65,352,706	67,723,012	133,075,718	(24,056,905)	109,018,813	—
88 Hillside	Daly City, CA	G	2011	95	7,786,800	31,587,325	1,965,143	7,786,800	33,552,468	41,339,268	(7,400,305)	33,938,963	—
855 Brannan	San Francisco, CA	G	(F)	—	41,363,921	166,903,627	—	41,363,921	166,903,627	208,267,548	—	208,267,548	—
Acton Courtyard	Berkeley, CA	G	2003	71	5,550,000	15,785,509	199,531	5,550,000	15,985,040	21,535,040	(6,078,896)	15,456,144	—
Alban Towers	Washington, D.C.	—	1934	229	18,900,000	89,794,201	1,712,897	18,900,000	91,507,098	110,407,098	(15,639,767)	94,767,331	—
Altitude (fka Village at Howard Hughes, The (Lots 1 & 2))	Los Angeles, CA	—	2016	545	43,783,485	147,918,661	25,744	43,783,485	147,944,405	191,727,890	(2,490,933)	189,236,957	—
Alton, The (fka Millikan)	Irvine, CA	—	(F)	—	11,049,027	90,857,975	—	11,049,027	90,857,975	101,907,002	—	101,907,002	—
Arbor Terrace	Sunnyvale, CA	—	1979	175	9,057,300	18,483,642	4,162,140	9,057,300	22,645,782	31,703,082	(13,943,284)	17,759,798	—
Artech Building	Berkeley, CA	G	2002	27	1,642,000	9,152,518	329,292	1,642,000	9,481,810	11,123,810	(3,371,389)	7,752,421	—
Artisan on Second	Los Angeles, CA	—	2008	118	8,000,400	36,074,600	670,299	8,000,400	36,744,899	44,745,299	(9,258,909)	35,486,390	—
Artistry Emeryville (fka Emeryville)	Emeryville, CA	—	1994	261	12,300,000	61,466,267	2,277,634	12,300,000	63,743,901	76,043,901	(12,191,117)	63,852,784	—
Atelier	Brooklyn, NY	—	2015	120	32,401,680	47,135,432	90,854	32,401,680	47,226,286	79,627,966	(3,149,449)	76,478,517	—
Avenue Two	Redwood City, CA	—	1972	123	7,995,000	18,005,000	1,749,322	7,995,000	19,754,322	27,749,322	(5,134,751)	22,614,571	—
Azure (fka Mission Bay-Block 13)	San Francisco, CA	—	2015	273	32,855,115	152,254,155	26,494	32,855,115	152,280,649	185,135,764	(7,791,579)	177,344,185	—
Bay Hill	Long Beach, CA	—	2002	160	7,600,000	27,437,239	2,909,175	7,600,000	30,346,414	37,946,414	(13,103,323)	24,843,091	—
Beatrice, The	New York, NY	G	2010	302	114,351,405	165,648,595	1,000,140	114,351,405	166,648,735	281,000,140	(35,148,328)	245,851,812	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	—	2000	1	63,158	248,928	(5,320)	63,158	243,608	306,766	—	306,766	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/16
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/16	Encumbrances
Belle Fontaine	Marina Del Rey, CA	—	2003	102	9,098,808	28,701,192	683,777	9,098,808	29,384,969	38,483,777	(6,820,566)	31,663,211	—
Breakwater at Marina Del Rey	Marina Del Rey, CA	—	1964-1969	224	—	73,189,262	1,050,136	—	74,239,398	74,239,398	(14,067,543)	60,171,855	—
Briarwood (CA)	Sunnyvale, CA	—	1985	192	9,991,500	22,247,278	3,599,062	9,991,500	25,846,340	35,837,840	(15,933,244)	19,904,596	—
Bridford Lakes II	Greensboro, NC	—	(F)	—	1,100,564	792,508	—	1,100,564	792,508	1,893,072	—	1,893,072	—
Brooklyner, The (fka 111 Lawrence)	Brooklyn, NY	G	2010	490	40,099,922	221,438,631	1,827,017	40,099,922	223,265,648	263,365,570	(46,337,376)	217,028,194	—
C on Pico	Los Angeles, CA	—	2014	94	17,125,766	28,074,234	7,841	17,125,766	28,082,075	45,207,841	(978,707)	44,229,134	—
Cambridge Park	Cambridge, MA	G	2002	312	31,200,000	106,048,587	4,107,045	31,200,000	110,155,632	141,355,632	(19,695,291)	121,660,341	—
Carlyle Mill	Alexandria, VA	—	2002	317	10,000,000	51,367,913	7,872,672	10,000,000	59,240,585	69,240,585	(28,386,923)	40,853,662	—
Cascade	Seattle, WA	G	(F)	—	23,751,564	99,710,750	—	23,751,564	99,710,750	123,462,314	—	123,462,314	—
Centennial (fka Centennial Court & Centennial Tower)	Seattle, WA	G	1991/2001	408	9,700,000	70,080,378	10,056,055	9,700,000	80,136,433	89,836,433	(33,705,547)	56,130,886	—
Centre Club Combined	Ontario, CA	—	1994 & 2002	412	7,436,000	33,014,789	7,413,964	7,436,000	40,428,753	47,864,753	(21,574,006)	26,290,747	—
Church Corner	Cambridge, MA	G	1987	85	5,220,000	16,744,643	2,266,923	5,220,000	19,011,566	24,231,566	(8,540,355)	15,691,211	—
City Gate at Cupertino (fka Cupertino)	Cupertino, CA	—	1998	311	40,400,000	95,937,046	5,626,705	40,400,000	101,563,751	141,963,751	(17,548,498)	124,415,253	—
City Pointe	Fullerton, CA	G	2004	183	6,863,792	36,476,208	857,946	6,863,792	37,334,154	44,197,946	(11,712,818)	32,485,128	—
City Square Bellevue (fka Bellevue)	Bellevue, WA	G	1998	191	15,100,000	41,876,257	3,126,524	15,100,000	45,002,781	60,102,781	(7,953,824)	52,148,957	—
CityView at Longwood	Boston, MA	G	1970	295	14,704,898	79,195,102	10,574,412	14,704,898	89,769,514	104,474,412	(25,961,856)	78,512,556	—
Clarendon, The	Arlington, VA	G	2005	292	30,400,340	103,824,660	2,143,113	30,400,340	105,967,773	136,368,113	(26,624,877)	109,743,236	—
Cleo, The	Los Angeles, CA	—	1989	92	6,615,467	14,829,335	3,832,717	6,615,467	18,662,052	25,277,519	(8,171,402)	17,106,117	—
Connecticut Heights	Washington, D.C.	—	1974	518	27,600,000	114,002,295	4,856,602	27,600,000	118,858,897	146,458,897	(20,124,977)	126,333,920	—
Corcoran House at DuPont Circle (fka DuPont Circle)	Washington, D.C.	G	1961	138	13,500,000	26,913,113	1,796,515	13,500,000	28,709,628	42,209,628	(5,801,661)	36,407,967	—
Courthouse Plaza	Arlington, VA	G	1990	396	—	87,386,024	4,635,703	—	92,021,727	92,021,727	(17,966,254)	74,055,473	—
Creekside (San Mateo)	San Mateo, CA	—	1985	192	9,606,600	21,193,231	4,013,129	9,606,600	25,206,360	34,812,960	(15,771,922)	19,041,038	—
Cronins Landing	Waltham, MA	G	1998	281	32,300,000	85,119,324	3,914,279	32,300,000	89,033,603	121,333,603	(15,979,321)	105,354,282	—
Crystal Place	Arlington, VA	—	1986	181	17,200,000	47,918,975	3,157,515	17,200,000	51,076,490	68,276,490	(9,260,208)	59,016,282	—
Eagle Canyon	Chino Hills, CA	—	1985	252	1,808,900	16,274,361	8,800,432	1,808,900	25,074,793	26,883,693	(17,314,590)	9,569,103	—
Edgemont at Bethesda Metro	Bethesda, MD	—	1989	122	13,092,552	43,907,448	1,125,457	13,092,552	45,032,905	58,125,457	(10,423,583)	47,701,874	—
Elevé	Glendale, CA	G	2013	208	14,080,560	56,419,440	415,204	14,080,560	56,834,644	70,915,204	(7,584,216)	63,330,988	—
Emerson Place	Boston, MA	G	1962	444	14,855,000	57,566,636	22,690,975	14,855,000	80,257,611	95,112,611	(52,167,424)	42,945,187	—
Encinitas Heights (fka Encinitas)	Encinitas, CA	G	2002	120	12,000,000	29,207,497	617,199	12,000,000	29,824,696	41,824,696	(5,889,783)	35,934,913	—
Encore at Sherman Oaks, The	Sherman Oaks, CA	—	1988	174	8,700,000	25,446,003	1,211,820	8,700,000	26,657,823	35,357,823	(7,869,084)	27,488,739	—
Fountains at Emerald Park (fka Emerald Park)	Dublin, CA	—	2000	324	25,900,000	83,986,217	927,144	25,900,000	84,913,361	110,813,361	(15,751,998)	95,061,363	—
Fremont Center	Fremont, CA	G	2002	322	25,800,000	78,753,114	2,733,097	25,800,000	81,486,211	107,286,211	(14,742,488)	92,543,723	—
Gallery, The	Hermosa Beach, CA	—	1971	169	18,144,000	46,567,941	2,651,435	18,144,000	49,219,376	67,363,376	(19,871,531)	47,491,845	—
Garden Garage	Boston, MA	—	(F)	—	—	4,917,373	—	—	4,917,373	4,917,373	—	4,917,373	—
Gateway at Malden Center	Malden, MA	G	1988	203	9,209,780	25,722,666	13,834,746	9,209,780	39,557,412	48,767,192	(21,301,983)	27,465,209	—
Geary Court Yard	San Francisco, CA	—	1990	164	1,722,400	15,471,429	4,477,710	1,722,400	19,949,139	21,671,539	(12,574,169)	9,097,370	—
Glen Meadow	Franklin, MA	—	1971	288	2,339,331	16,133,588	4,347,422	2,339,331	20,481,010	22,820,341	(12,813,162)	10,007,179	—
Hampshire Place	Los Angeles, CA	—	1989	259	10,806,000	30,335,330	4,042,761	10,806,000	34,378,091	45,184,091	(15,493,262)	29,690,829	—
Harbor Steps	Seattle, WA	G	2000	758	59,387,158	158,829,432	20,957,019	59,387,158	179,786,451	239,173,609	(73,216,856)	165,956,753	—
Helios (fka 2nd & Pine)	Seattle, WA	G	(F)	—	18,061,674	162,443,822	—	18,061,674	162,443,822	180,505,496	—	180,505,496	—
Heritage at Stone Ridge	Burlington, MA	—	2005	180	10,800,000	31,808,335	1,839,852	10,800,000	33,648,187	44,448,187	(14,133,220)	30,314,967	—
Heritage Ridge	Lynwood, WA	—	1999	197	6,895,000	18,983,597	1,741,466	6,895,000	20,725,063	27,620,063	(9,305,589)	18,314,474	—
Hesby	North Hollywood, CA	—	2013	308	23,299,892	102,700,108	323,337	23,299,892	103,023,445	126,323,337	(13,208,612)	113,114,725	—
Highlands at Cherry Hill	Cherry Hills, NJ	—	2002	170	6,800,000	21,459,108	1,219,837	6,800,000	22,678,945	29,478,945	(9,622,596)	19,856,349	—
Highlands at South Plainfield	South Plainfield, NJ	—	2000	252	10,080,000	37,526,912	1,671,208	10,080,000	39,198,120	49,278,120	(15,870,459)	33,407,661	—
Hikari	Los Angeles, CA	G	2007	128	9,435,760	32,564,240	623,527	9,435,760	33,187,767	42,623,527	(8,254,511)	34,369,016	—
Hudson Crossing	New York, NY	G	2003	259	23,420,000	69,977,699	2,182,860	23,420,000	72,160,559	95,580,559	(30,934,660)	64,645,899	—
Hudson Crossing II	New York, NY	—	(F)	—	10,599,287	3,293,787	—	10,599,287	3,293,787	13,893,074	—	13,893,074	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/16
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/16	Encumbrances
Hudson Pointe	Jersey City, NJ	—	2003	182	5,350,000	41,114,074	4,844,133	5,350,000	45,958,207	51,308,207	(20,241,451)	31,066,756	—
Hunt Club II	Charlotte, NC	—	(F)	—	100,000	—	—	100,000	—	100,000	—	100,000	—
Ivory Wood	Bothell, WA	—	2000	144	2,732,800	13,888,282	992,859	2,732,800	14,881,141	17,613,941	(6,865,471)	10,748,470	—
Jia (fka Chinatown Gateway)	Los Angeles, CA	G	2014	280	14,791,831	76,417,368	160,373	14,791,831	76,577,741	91,369,572	(11,450,392)	79,919,180	—
Junction 47 (fka West Seattle)	Seattle, WA	G	2015	206	11,726,305	55,592,607	10,285	11,726,305	55,602,892	67,329,197	(2,870,469)	64,458,728	—
Kelvin, The (fka Modera)	Irvine, CA	—	2015	194	15,521,552	64,853,448	140,201	15,521,552	64,993,649	80,515,201	(5,226,037)	75,289,164	—
Kendall Square II	Cambridge, MA	—	(F)	—	—	2,361,587	—	—	2,361,587	2,361,587	—	2,361,587	—
Landings at Port Imperial	W. New York, NJ	—	1999	276	27,246,045	37,741,050	8,727,114	27,246,045	46,468,164	73,714,209	(27,123,316)	46,590,893	—
Lincoln Heights	Quincy, MA	—	1991	336	5,928,400	33,595,262	12,900,751	5,928,400	46,496,013	52,424,413	(32,166,271)	20,258,142	—
Lindley Apartments	Encino, CA	—	2004	129	5,805,000	25,705,000	927,140	5,805,000	26,632,140	32,437,140	(7,515,112)	24,922,028	—
Lofts 590	Arlington, VA	—	2005	212	20,100,000	67,909,023	593,626	20,100,000	68,502,649	88,602,649	(11,467,543)	77,135,106	—
Lofts at Kendall Square (fka Kendall Square)	Cambridge, MA	—	1998	186	23,300,000	78,445,657	4,430,000	23,300,000	82,875,657	106,175,657	(14,293,167)	91,882,490	—
Longacre House	New York, NY	G	2000	293	73,170,045	53,962,510	1,952,072	73,170,045	55,914,582	129,084,627	(20,862,433)	108,222,194	—
Longfellow Place	Boston, MA	G	1975	710	47,096,917	150,143,916	77,175,848	47,096,917	227,319,764	274,416,681	(140,185,560)	134,231,121	—
Mantena	New York, NY	G	2012	98	22,346,513	61,501,158	726,983	22,346,513	62,228,141	84,574,654	(11,547,865)	73,026,789	—
Marina 41 (fka Marina Del Rey)	Marina Del Rey, CA	—	1973	623	—	168,842,442	5,590,178	—	174,432,620	174,432,620	(34,075,934)	140,356,686	—
Mariposa at Playa Del Rey (fka Playa Del Rey)	Playa Del Rey, CA	—	2004	354	60,900,000	89,311,482	4,874,252	60,900,000	94,185,734	155,085,734	(17,348,528)	137,737,206	—
Milano Lofts	Los Angeles, CA	G	1925/2006	99	8,125,216	27,378,784	419,390	8,125,216	27,798,174	35,923,390	(5,879,972)	30,043,418	—
Mountain View Redevelopment	Mountain View, CA	—	(F)	—	—	11,539	—	—	11,539	11,539	—	11,539	—
Mozaic at Union Station	Los Angeles, CA	—	2007	272	8,500,000	52,529,446	1,742,611	8,500,000	54,272,057	62,772,057	(20,324,720)	42,447,337	—
Murray Hill Tower (fka Murray Hill)	New York, NY	G	1974	270	75,800,000	102,705,401	5,632,060	75,800,000	108,337,461	184,137,461	(21,534,636)	162,602,825	—
Northglen	Valencia, CA	—	1988	234	9,360,000	20,778,553	3,216,250	9,360,000	23,994,803	33,354,803	(13,232,302)	20,122,501	—
Northpark	Burlingame, CA	—	1972	510	38,607,000	77,472,217	12,538,178	38,607,000	90,010,395	128,617,395	(29,143,721)	99,473,674	—
Northridge	Pleasant Hill, CA	—	1974	221	5,524,000	14,691,705	10,511,874	5,524,000	25,203,579	30,727,579	(17,391,149)	13,336,430	—
Oak Park Combined	Agoura Hills, CA	—	1989 & 1990	444	3,390,700	30,517,274	9,746,651	3,390,700	40,263,925	43,654,625	(28,656,591)	14,998,034	—
Oakwood Boston	Boston, MA	G	1901	94	22,200,000	28,672,979	1,529,010	22,200,000	30,201,989	52,401,989	(5,884,677)	46,517,312	—
Oakwood Crystal City	Arlington, VA	—	1987	162	15,400,000	35,474,336	2,425,184	15,400,000	37,899,520	53,299,520	(6,786,525)	46,512,995	—
Oakwood Marina Del Rey	Marina Del Rey, CA	—	1969	597	—	120,795,359	2,437,138	—	123,232,497	123,232,497	(24,113,286)	99,119,211	—
Oaks	Santa Clarita, CA	—	2000	520	23,400,000	61,020,438	5,042,217	23,400,000	66,062,655	89,462,655	(31,804,000)	57,658,655	—
Ocean Crest	Solana Beach, CA	—	1986	146	5,111,200	11,910,438	3,961,557	5,111,200	15,871,995	20,983,195	(9,843,174)	11,140,021	—
Odin (fka Tallman)	Seattle, WA	—	2015	301	16,807,519	63,703,105	4,853	16,807,519	63,707,958	80,515,477	(3,220,384)	77,295,093	—
Old Town Lofts	Redmond, WA	G	2014	149	7,740,467	44,146,181	615,810	7,740,467	44,761,991	52,502,458	(3,368,591)	49,133,867	—
One Henry Adams	San Francisco, CA	G	2016	241	30,224,393	132,422,943	—	30,224,393	132,422,943	162,647,336	—	162,647,336	—
Pacific Place	Los Angeles, CA	—	2008	430	32,250,000	110,750,000	1,114,418	32,250,000	111,864,418	144,114,418	(18,609,682)	125,504,736	—
Packard Building	Seattle, WA	G	2010	61	5,911,041	19,954,959	25,690	5,911,041	19,980,649	25,891,690	(1,315,590)	24,576,100	—
Parc 77	New York, NY	G	1903	137	40,504,000	18,025,679	5,639,147	40,504,000	23,664,826	64,168,826	(11,317,834)	52,850,992	—
Parc Cameron	New York, NY	G	1927	166	37,600,000	9,855,597	6,917,858	37,600,000	16,773,455	54,373,455	(9,519,277)	44,854,178	—
Parc Coliseum	New York, NY	G	1910	177	52,654,000	23,045,751	8,635,413	52,654,000	31,681,164	84,335,164	(15,575,683)	68,759,481	—
Parc East Towers	New York, NY	G	1977	324	102,163,000	108,989,402	8,841,139	102,163,000	117,830,541	219,993,541	(44,109,145)	175,884,396	—
Parc on Powell (fka Parkside at Emeryville)	Emeryville, CA	G	2015	173	16,667,059	67,690,072	48,612	16,667,059	67,738,684	84,405,743	(4,037,098)	80,368,645	—
Park at Pentagon Row (fka Pentagon City)	Arlington, VA	G	1990	298	28,300,000	78,838,184	1,353,525	28,300,000	80,191,709	108,491,709	(14,341,704)	94,150,005	—
Park Connecticut	Washington, D.C.	—	2000	142	13,700,000	59,087,519	1,138,671	13,700,000	60,226,190	73,926,190	(10,132,810)	63,793,380	—
Park Hacienda (fka Hacienda)	Pleasanton, CA	—	2000	540	43,200,000	128,753,359	1,303,861	43,200,000	130,057,220	173,257,220	(24,868,371)	148,388,849	—
Park West (CA)	Los Angeles, CA	—	1987/1990	444	3,033,500	27,302,383	9,833,303	3,033,500	37,135,686	40,169,186	(26,282,067)	13,887,119	—
Parkside	Union City, CA	—	1979	208	6,246,700	11,827,453	4,057,554	6,246,700	15,885,007	22,131,707	(11,039,298)	11,092,409	—
Pearl, The	Seattle, WA	G	2008	80	6,972,585	26,527,415	86,236	6,972,585	26,613,651	33,586,236	(1,802,018)	31,784,218	—
Pegasus	Los Angeles, CA	G	1949/2003	322	18,094,052	81,905,948	4,353,371	18,094,052	86,259,319	104,353,371	(23,034,817)	81,318,554	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/16
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/16	Encumbrances
Playa Pacifica	Hermosa Beach, CA	—	1972	285	35,100,000	33,473,822	21,252,912	35,100,000	54,726,734	89,826,734	(22,557,639)	67,269,095	—
Portofino	Chino Hills, CA	—	1989	176	3,572,400	14,660,994	3,619,935	3,572,400	18,280,929	21,853,329	(12,064,192)	9,789,137	—
Portofino (Val)	Valencia, CA	—	1989	216	8,640,000	21,487,126	4,531,435	8,640,000	26,018,561	34,658,561	(14,294,138)	20,364,423	—
Portside Towers	Jersey City, NJ	G	1992-1997	527	22,487,006	96,842,913	20,261,246	22,487,006	117,104,159	139,591,165	(75,662,868)	63,928,297	—
Potrero 1010	San Francisco, CA	G	2016	453	40,830,011	178,838,375	2,685	40,830,011	178,841,060	219,671,071	(4,297,727)	215,373,344	—
Prado (fka Glendale)	Glendale, CA	—	1988	264	—	67,977,313	2,474,023	—	70,451,336	70,451,336	(12,649,164)	57,802,172	—
Prime, The	Arlington, VA	—	2002	256	32,000,000	64,436,539	1,366,624	32,000,000	65,803,163	97,803,163	(25,533,405)	72,269,758	—
Prism at Park Avenue South (fka 400 Park Avenue South)	New York, NY	G	2015	269	76,292,169	171,532,416	40,159	76,292,169	171,572,575	247,864,744	(12,053,844)	235,810,900	—
Promenade at Town Center I & II	Valencia, CA	—	2001	564	28,200,000	69,795,915	6,603,855	28,200,000	76,399,770	104,599,770	(35,742,052)	68,857,718	—
Quarry Hills	Quincy, MA	—	2006	316	26,900,000	84,411,162	1,276,264	26,900,000	85,687,426	112,587,426	(15,916,309)	96,671,117	—
Red 160 (fka Redmond Way)	Redmond, WA	G	2011	250	15,546,376	65,320,010	1,069,525	15,546,376	66,389,535	81,935,911	(13,743,779)	68,192,132	—
Redmond Court	Bellevue, WA	—	1977	206	10,300,000	33,488,745	828,734	10,300,000	34,317,479	44,617,479	(6,900,171)	37,717,308	—
Regency Palms	Huntington Beach, CA	—	1969	310	1,857,400	16,713,254	5,843,205	1,857,400	22,556,459	24,413,859	(16,685,572)	7,728,287	—
Renaissance Villas	Berkeley, CA	G	1998	34	2,458,000	4,542,000	157,541	2,458,000	4,699,541	7,157,541	(1,716,722)	5,440,819	—
Reserve at Mountain View (fka Mountain View)	Mountain View, CA	—	1965	180	27,000,000	33,029,605	3,985,141	27,000,000	37,014,746	64,014,746	(7,098,473)	56,916,273	—
Reserve at Potomac Yard	Alexandria, VA	—	2002	588	11,918,917	68,862,641	10,012,055	11,918,917	78,874,696	90,793,613	(34,843,070)	55,950,543	—
Reserve at Town Center I-III (WA)	Mill Creek, WA	G	2001, 2009, 2014	584	16,769,205	77,511,523	2,904,720	16,769,205	80,416,243	97,185,448	(27,282,993)	69,902,455	—
Residences at Westgate I (fka Westgate II)	Pasadena, CA	G	2014	252	17,859,785	108,596,287	152,142	17,859,785	108,748,429	126,608,214	(11,706,631)	114,901,583	—
Residences at Westgate II (fka Westgate III)	Pasadena, CA	G	2015	88	12,118,248	40,458,283	28,122	12,118,248	40,486,405	52,604,653	(2,670,021)	49,934,632	—
Rianna I	Seattle, WA	G	2000	78	2,268,160	14,864,482	570,971	2,268,160	15,435,453	17,703,613	(4,912,805)	12,790,808	—
Ridgewood Village I&II	San Diego, CA	—	1997	408	11,809,500	34,004,048	5,443,381	11,809,500	39,447,429	51,256,929	(23,108,949)	28,147,980	—
Riva Terra I (fka Redwood Shores)	Redwood City, CA	—	1986	304	34,963,355	84,587,658	1,530,506	34,963,355	86,118,164	121,081,519	(16,714,984)	104,366,535	—
Riva Terra II (fka Harborside)	Redwood City, CA	—	1986	149	17,136,645	40,536,531	1,833,334	17,136,645	42,369,865	59,506,510	(7,532,830)	51,973,680	—
Riverpark	Redmond, WA	G	2009	319	14,355,000	80,894,049	1,100,173	14,355,000	81,994,222	96,349,222	(18,616,561)	77,732,661	—
Rolling Green (Milford)	Milford, MA	—	1970	304	2,012,350	13,452,150	7,325,804	2,012,350	20,777,954	22,790,304	(12,541,523)	10,248,781	—
Rosecliff II	Quincy, MA	—	2005	130	4,922,840	30,202,160	873,630	4,922,840	31,075,790	35,998,630	(7,963,684)	28,034,946	—
Sakura Crossing	Los Angeles, CA	G	2009	230	14,641,990	42,858,010	703,088	14,641,990	43,561,098	58,203,088	(11,836,842)	46,366,246	—
Seventh & James	Seattle, WA	—	1992	96	663,800	5,974,803	3,798,267	663,800	9,773,070	10,436,870	(7,029,871)	3,406,999	—
Sheffield Court	Arlington, VA	—	1986	597	3,342,381	31,337,332	14,316,432	3,342,381	45,653,764	48,996,145	(33,910,069)	15,086,076	—
Skycrest	Valencia, CA	—	1999	264	10,560,000	25,574,457	3,079,215	10,560,000	28,653,672	39,213,672	(16,045,953)	23,167,719	—
Skylark	Union City, CA	—	1986	174	1,781,600	16,731,916	4,194,009	1,781,600	20,925,925	22,707,525	(12,497,731)	10,209,794	—
Skyline Terrace	Burlingame, CA	—	1967 & 1987	138	16,836,000	35,414,000	4,638,329	16,836,000	40,052,329	56,888,329	(11,663,739)	45,224,590	—
Skyline Towers	Falls Church, VA	G	1971	939	78,278,200	91,485,591	39,225,721	78,278,200	130,711,312	208,989,512	(66,807,948)	142,181,564	—
SoMa II	San Francisco, CA	—	(F)	—	29,406,606	3,589,891	—	29,406,606	3,589,891	32,996,497	—	32,996,497	—
Sonterra at Foothill Ranch	Foothill Ranch, CA	—	1997	300	7,503,400	24,048,507	4,962,421	7,503,400	29,010,928	36,514,328	(17,403,278)	19,111,050	—
South City Station (fka South San Francisco)	San Francisco, CA	G	2007	360	68,900,000	79,476,861	2,331,779	68,900,000	81,808,640	150,708,640	(15,596,819)	135,111,821	—
Southwood	Palo Alto, CA	—	1985	100	6,936,600	14,324,069	3,202,676	6,936,600	17,526,745	24,463,345	(11,356,629)	13,106,716	—
Springbrook Estates	Riverside, CA	—	(F)	—	18,200,000	—	—	18,200,000	—	18,200,000	—	18,200,000	—
Summerset Village II	Chatsworth, CA	—	(F)	—	260,646	—	—	260,646	—	260,646	—	260,646	—
Summit at Sausalito (fka Sausalito)	Sausalito, CA	—	1978	198	26,000,000	28,435,024	3,586,242	26,000,000	32,021,266	58,021,266	(7,628,434)	50,392,832	—
Ten23 (fka 500 West 23rd Street)	New York, NY	G	2011	111	—	58,881,873	165,340	—	59,047,213	59,047,213	(10,287,817)	48,759,396	—
Terraces, The	San Francisco, CA	G	1975	117	14,087,610	16,314,151	982,446	14,087,610	17,296,597	31,384,207	(5,171,269)	26,212,938	—
Third Square	Cambridge, MA	G	2008/2009	471	26,767,171	218,822,728	5,396,605	26,767,171	224,219,333	250,986,504	(62,174,271)	188,812,233	—
Three20	Seattle, WA	G	2013	134	7,030,766	29,005,762	703,110	7,030,766	29,708,872	36,739,638	(4,264,421)	32,475,217	—
Town Center South Commercial Tract	St. Charles, MD	—	(F)	—	1,500,000	9,394	—	1,500,000	9,394	1,509,394	—	1,509,394	—

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/16
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/16	Encumbrances
Town Square at Mark Center II	Alexandria, VA	—	2001	272	15,568,464	55,029,607	2,117,754	15,568,464	57,147,361	72,715,825	(17,050,654)	55,665,171	—
Urbana (fka Market Street Landing)	Seattle, WA	G	2014	287	12,542,418	75,766,505	283,439	12,542,418	76,049,944	88,592,362	(10,215,162)	78,377,200	—
Uwajimaya Village	Seattle, WA	—	2002	176	8,800,000	22,188,288	724,720	8,800,000	22,913,008	31,713,008	(10,116,792)	21,596,216	—
Vantage Pointe	San Diego, CA	G	2009	679	9,403,960	190,596,040	8,156,057	9,403,960	198,752,097	208,156,057	(52,465,809)	155,690,248	—
Veloce	Redmond, WA	G	2009	322	15,322,724	76,176,594	750,251	15,322,724	76,926,845	92,249,569	(14,412,958)	77,836,611	—
Verde Condominium Homes (fka Mission Verde, LLC)	San Jose, CA	—	1986	108	5,190,700	9,679,109	4,206,652	5,190,700	13,885,761	19,076,461	(9,342,080)	9,734,381	—
Veridian (fka Silver Spring)	Silver Spring, MD	G	2009	457	18,539,817	130,407,365	1,921,459	18,539,817	132,328,824	150,868,641	(34,495,297)	116,373,344	—
Villa Solana	Laguna Hills, CA	—	1984	272	1,665,100	14,985,678	9,397,116	1,665,100	24,382,794	26,047,894	(18,569,428)	7,478,466	—
Village at Del Mar Heights, The (fka Del Mar Heights)	San Diego, CA	—	1986	168	15,100,000	40,859,396	814,553	15,100,000	41,673,949	56,773,949	(7,931,652)	48,842,297	—
Virginia Square	Arlington, VA	G	2002	231	—	85,940,003	2,598,732	—	88,538,735	88,538,735	(15,463,270)	73,075,465	—
Vista 99 (fka Tasman)	San Jose, CA	—	2016	554	27,709,329	175,174,600	15,853	27,709,329	175,190,453	202,899,782	(5,630,074)	197,269,708	—
Vista Del Lago	Mission Viejo, CA	—	1986-1988	608	4,525,800	40,736,293	16,333,057	4,525,800	57,069,350	61,595,150	(43,829,076)	17,766,074	—
Vista on Courthouse	Arlington, VA	—	2008	220	15,550,260	69,449,740	1,412,841	15,550,260	70,862,581	86,412,841	(21,083,205)	65,329,636	—
Walden Park	Cambridge, MA	—	1966	232	12,448,888	52,044,448	4,033,426	12,448,888	56,077,874	68,526,762	(15,551,486)	52,975,276	—
Water Park Towers	Arlington, VA	—	1989	362	34,400,000	108,485,859	6,380,938	34,400,000	114,866,797	149,266,797	(20,648,479)	128,618,318	—
Watertown Square	Watertown, MA	G	2005	134	16,800,000	34,074,056	1,145,350	16,800,000	35,219,406	52,019,406	(6,303,140)	45,716,266	—
West 96th	New York, NY	G	1987	207	84,800,000	67,055,502	4,128,963	84,800,000	71,184,465	155,984,465	(15,247,357)	140,737,108	—
West End Apartments (fka Emerson Place/CRP II)	Boston, MA	G	2008	310	469,546	163,123,022	2,430,837	469,546	165,553,859	166,023,405	(50,041,771)	115,981,634	—
Westchester at Rockville	Rockville, MD	—	2009	192	10,600,000	44,135,207	467,221	10,600,000	44,602,428	55,202,428	(8,102,186)	47,100,242	—
Westmont	New York, NY	G	1986	163	64,900,000	61,143,259	2,222,721	64,900,000	63,365,980	128,265,980	(12,146,404)	116,119,576	—
Westside	Los Angeles, CA	—	2004	204	34,200,000	56,962,630	2,395,974	34,200,000	59,358,604	93,558,604	(10,435,607)	83,122,997	—
Westside Barrington (fka Westside Villas III)	Los Angeles, CA	—	1999	36	3,060,000	5,538,871	839,038	3,060,000	6,377,909	9,437,909	(3,354,957)	6,082,952	—
Westside Barry (Westside Villas VI)	Los Angeles, CA	—	1989	18	1,530,000	3,023,523	547,484	1,530,000	3,571,007	5,101,007	(1,914,301)	3,186,706	—
Westside Beloit (fka Westside Villas I)	Los Angeles, CA	—	1999	21	1,785,000	3,233,254	589,475	1,785,000	3,822,729	5,607,729	(2,090,807)	3,516,922	—
Westside Bundy (fka Westside Villas II)	Los Angeles, CA	—	1999	23	1,955,000	3,541,435	542,370	1,955,000	4,083,805	6,038,805	(2,154,240)	3,884,565	—
Westside Butler (fka Westside Villas IV)	Los Angeles, CA	—	1999	36	3,060,000	5,539,390	838,212	3,060,000	6,377,602	9,437,602	(3,356,464)	6,081,138	—
Westside Villas (fka Westside Villas V &VII)	Los Angeles, CA	—	1999 & 2001	113	9,605,000	19,983,385	2,301,916	9,605,000	22,285,301	31,890,301	(11,417,791)	20,472,510	—
Windridge (CA)	Laguna Niguel, CA	—	1989	344	2,662,900	23,985,497	9,609,243	2,662,900	33,594,740	36,257,640	(24,492,262)	11,765,378	—
Wood Creek I	Pleasant Hill, CA	—	1987	256	9,729,900	23,009,768	6,948,103	9,729,900	29,957,871	39,687,771	(20,466,696)	19,221,075	—
Management Business	Chicago, IL	—	(D)	—	—	—	110,281,527	—	110,281,527	110,281,527	(86,786,203)	23,495,324	—
Operating Partnership	Chicago, IL	—	(F)	—	—	25,724	—	—	25,724	25,724	—	25,724	—
Other	N/A	—	—	—	—	—	51,888	—	51,888	51,888	(3,279)	48,609	—
Wholly Owned Unencumbered				52,102	4,477,036,244	13,029,648,911	941,634,623	4,477,036,244	13,971,283,534	18,448,319,778	(3,651,990,171)	14,796,329,607	—

Wholly Owned Encumbered:
101 West End	New York, NY	G	2000	506	190,600,000	131,374,708	3,789,525	190,600,000	135,164,233	325,764,233	(29,116,644)	296,647,589	105,541,770
1401 Joyce on Pentagon Row	Arlington, VA	—	2004	326	9,780,000	89,668,165	4,067,409	9,780,000	93,735,574	103,515,574	(28,321,732)	75,193,842	57,324,952
2501 Porter	Washington, D.C.	—	1988	202	13,000,000	75,271,179	2,836,196	13,000,000	78,107,375	91,107,375	(13,691,308)	77,416,067	(K)
300 East 39th (fka East 39th)	New York, NY	G	2001	254	48,900,000	96,174,639	2,284,116	48,900,000	98,458,755	147,358,755	(18,157,350)	129,201,405	59,763,098
303 East 83rd (fka Camargue)	New York, NY	G	1976	261	79,400,000	79,122,624	2,200,064	79,400,000	81,322,688	160,722,688	(16,079,870)	144,642,818	(K)
425 Broadway	Santa Monica, CA	G	2001	101	12,600,000	34,394,772	2,855,350	12,600,000	37,250,122	49,850,122	(6,449,425)	43,400,697	(K)
4701 Willard	Chevy Chase, MD	G	1966	517	76,921,130	153,947,682	29,256,068	76,921,130	183,203,750	260,124,880	(41,887,641)	218,237,239	92,377,799
55 West Fifth I & II (fka Townhouse Plaza and Gardens)	San Mateo, CA	—	1964/1972	241	21,041,710	71,931,323	11,437,590	21,041,710	83,368,913	104,410,623	(17,523,868)	86,886,755	27,229,091
800 Sixth Ave (fka Chelsea)	New York, NY	G	2003	266	59,900,000	155,861,605	1,300,274	59,900,000	157,161,879	217,061,879	(27,296,410)	189,765,469	76,708,911
929 Mass (fka 929 House)	Cambridge, MA	G	1975	127	3,252,993	21,745,595	6,246,692	3,252,993	27,992,287	31,245,280	(16,141,485)	15,103,795	1,007,468
Academy Village	North Hollywood, CA	—	1989	248	25,000,000	23,593,194	8,049,828	25,000,000	31,643,022	56,643,022	(16,858,183)	39,784,839	19,946,425
Acappella	Pasadena, CA	—	2002	143	5,839,548	29,360,452	1,816,839	5,839,548	31,177,291	37,016,839	(8,938,860)	28,077,979	19,213,624

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/16
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/16	Encumbrances
Alborada	Fremont, CA	—	1999	442	24,310,000	59,214,129	7,336,822	24,310,000	66,550,951	90,860,951	(36,408,710)	54,452,241	(I)
Alcyone	Seattle, WA	G	2004	161	11,379,497	49,360,503	560,007	11,379,497	49,920,510	61,300,007	(5,595,873)	55,704,134	28,675,325
Arches, The	Sunnyvale, CA	—	1974	410	26,650,000	62,850,000	1,319,564	26,650,000	64,169,564	90,819,564	(18,676,294)	72,143,270	(J)
Artisan Square	Northridge, CA	—	2002	140	7,000,000	20,537,359	1,314,168	7,000,000	21,851,527	28,851,527	(10,748,443)	18,103,084	22,749,081
Avanti	Anaheim, CA	—	1987	162	12,960,000	18,497,682	2,706,778	12,960,000	21,204,460	34,164,460	(8,619,700)	25,544,760	25,005,850
Avenir Apartments	Boston, MA	G	2009	241	—	114,321,618	1,416,319	—	115,737,937	115,737,937	(20,055,604)	95,682,333	90,544,765
Bella Vista I, II, III Combined	Woodland Hills, CA	—	2003-2007	579	31,682,754	121,095,786	4,165,480	31,682,754	125,261,266	156,944,020	(49,400,072)	107,543,948	57,848,455
Berkeleyan	Berkeley, CA	G	1998	56	4,377,000	16,022,110	360,831	4,377,000	16,382,941	20,759,941	(6,147,451)	14,612,490	8,188,077
Calvert Woodley	Washington, D.C.	—	1962	136	12,600,000	43,527,379	1,869,918	12,600,000	45,397,297	57,997,297	(8,314,350)	49,682,947	(K)
Carmel Terrace	San Diego, CA	—	1988-1989	384	2,288,300	20,596,281	11,662,759	2,288,300	32,259,040	34,547,340	(25,490,481)	9,056,859	(J)
Chelsea Square	Redmond, WA	—	1991	113	3,397,100	9,289,074	2,167,212	3,397,100	11,456,286	14,853,386	(7,244,601)	7,608,785	9,205,288
Citrus Suites	Santa Monica, CA	—	1978	70	9,000,000	16,950,326	1,623,844	9,000,000	18,574,170	27,574,170	(3,264,484)	24,309,686	(K)
Cleveland House	Washington, D.C.	—	1953	214	18,300,000	66,392,414	3,359,210	18,300,000	69,751,624	88,051,624	(12,463,465)	75,588,159	(K)
Columbia Crossing	Arlington, VA	—	1991	247	23,500,000	53,045,073	2,467,048	23,500,000	55,512,121	79,012,121	(10,603,755)	68,408,366	(K)
Deerwood (SD)	San Diego, CA	—	1990	316	2,082,095	18,739,815	14,552,126	2,082,095	33,291,941	35,374,036	(26,781,646)	8,592,390	(J)
Del Mar Ridge	San Diego, CA	—	1998	181	7,801,824	36,948,176	3,554,417	7,801,824	40,502,593	48,304,417	(13,227,515)	35,076,902	39,472,029
Estancia at Santa Clara (fka Santa Clara)	Santa Clara, CA	—	2000	450	—	123,759,804	907,589	—	124,667,393	124,667,393	(22,844,872)	101,822,521	(K)
Fairchase	Fairfax, VA	—	2007	392	23,500,000	87,722,321	791,751	23,500,000	88,514,072	112,014,072	(15,478,802)	96,535,270	(K)
Fairfield	Stamford, CT	G	1996	263	6,510,200	39,690,120	7,374,368	6,510,200	47,064,488	53,574,688	(30,942,121)	22,632,567	31,281,223
Fine Arts Building	Berkeley, CA	G	2004	100	7,817,000	26,462,772	335,849	7,817,000	26,798,621	34,615,621	(9,960,485)	24,655,136	16,055,441
Flats at DuPont Circle	Washington, D.C.	—	1967	306	35,200,000	108,768,198	891,807	35,200,000	109,660,005	144,860,005	(18,523,867)	126,336,138	(K)
Gaia Building	Berkeley, CA	G	2000	91	7,113,000	25,623,826	253,313	7,113,000	25,877,139	32,990,139	(9,605,521)	23,384,618	14,492,793
Gaithersburg Station	Gaithersburg, MD	G	2013	389	17,500,000	74,678,917	580,456	17,500,000	75,259,373	92,759,373	(12,410,304)	80,349,069	96,542,458
Glo	Los Angeles, CA	G	2008	201	16,047,022	48,650,963	1,928,600	16,047,022	50,579,563	66,626,585	(12,285,651)	54,340,934	31,863,038
Hathaway	Long Beach, CA	—	1987	385	2,512,500	22,611,912	8,822,118	2,512,500	31,434,030	33,946,530	(23,107,759)	10,838,771	46,464,853
Heights on Capitol Hill	Seattle, WA	G	2006	104	5,425,000	21,138,028	561,221	5,425,000	21,699,249	27,124,249	(8,325,174)	18,799,075	25,879,145
Kelvin Court (fka Alta Pacific)	Irvine, CA	—	2008	132	10,752,145	34,628,115	487,960	10,752,145	35,116,075	45,868,220	(10,739,451)	35,128,769	26,218,004
Kenwood Mews	Burbank, CA	—	1991	141	14,100,000	24,662,883	3,432,035	14,100,000	28,094,918	42,194,918	(11,624,548)	30,570,370	(J)
La Terrazza at Colma Station	Colma, CA	G	2005	153	—	41,251,044	759,840	—	42,010,884	42,010,884	(15,478,760)	26,532,124	24,976,920
Laguna Clara	Santa Clara, CA	—	1972	264	13,642,420	29,707,475	4,774,728	13,642,420	34,482,203	48,124,623	(17,151,836)	30,972,787	(J)
Liberty Park	Braintree, MA	—	2000	202	5,977,504	26,749,111	5,895,100	5,977,504	32,644,211	38,621,715	(15,657,977)	22,963,738	24,947,516
Liberty Tower	Arlington, VA	G	2008	235	16,382,822	83,817,078	1,647,551	16,382,822	85,464,629	101,847,451	(23,410,128)	78,437,323	44,696,782
Longview Place	Waltham, MA	—	2004	348	20,880,000	90,255,509	4,693,142	20,880,000	94,948,651	115,828,651	(38,397,081)	77,431,570	70,777,791
Market Street Village	San Diego, CA	—	2006	229	13,740,000	40,757,301	1,957,762	13,740,000	42,715,063	56,455,063	(16,545,350)	39,909,713	(J)
Metro on First	Seattle, WA	G	2002	102	8,540,000	12,209,981	1,040,629	8,540,000	13,250,610	21,790,610	(5,406,375)	16,384,235	22,622,379
Mill Creek	Milpitas, CA	—	1991	516	12,858,693	57,168,503	9,258,516	12,858,693	66,427,019	79,285,712	(30,949,901)	48,335,811	69,242,252
Moda	Seattle, WA	G	2009	251	12,649,228	36,842,012	875,933	12,649,228	37,717,945	50,367,173	(11,291,703)	39,075,470	(L)
Montierra (CA)	San Diego, CA	—	1990	272	8,160,000	29,360,938	7,732,818	8,160,000	37,093,756	45,253,756	(22,969,702)	22,284,054	(J)
Mosaic at Metro	Hyattsville, MD	—	2008	260	—	59,580,898	813,248	—	60,394,146	60,394,146	(17,426,612)	42,967,534	42,327,373
North Pier at Harborside	Jersey City, NJ	—	2003	297	4,000,159	94,290,590	3,486,749	4,000,159	97,777,339	101,777,498	(42,656,500)	59,120,998	(I)
Olympus Towers	Seattle, WA	G	2000	328	14,752,034	73,335,425	8,245,007	14,752,034	81,580,432	96,332,466	(36,690,596)	59,641,870	49,754,197
Park Place at San Mateo (fka San Mateo)	San Mateo, CA	G	2001	575	71,900,000	211,907,141	9,695,764	71,900,000	221,602,905	293,502,905	(39,044,321)	254,458,584	(K)
Providence	Bothell, WA	—	2000	200	3,573,621	19,055,505	1,328,617	3,573,621	20,384,122	23,957,743	(9,481,448)	14,476,295	(I)
Reserve at Clarendon Centre, The	Arlington, VA	G	2003	252	10,500,000	52,812,935	4,133,203	10,500,000	56,946,138	67,446,138	(26,559,665)	40,886,473	(J)
Reserve at Eisenhower, The	Alexandria, VA	—	2002	226	6,500,000	34,585,060	2,771,158	6,500,000	37,356,218	43,856,218	(17,817,428)	26,038,790	(J)
Reserve at Empire Lakes	Rancho Cucamonga, CA	—	2005	467	16,345,000	73,080,670	2,674,707	16,345,000	75,755,377	92,100,377	(31,075,305)	61,025,072	(I)
Reserve at Fairfax Corner	Fairfax, VA	—	2001	652	15,804,057	63,129,051	10,544,380	15,804,057	73,673,431	89,477,488	(35,713,995)	53,763,493	84,636,440
Rianna II	Seattle, WA	G	2002	78	2,161,840	14,433,614	335,207	2,161,840	14,768,821	16,930,661	(4,665,753)	12,264,908	9,179,918
Siena Terrace	Lake Forest, CA	—	1988	356	8,900,000	24,083,024	6,960,564	8,900,000	31,043,588	39,943,588	(18,827,023)	21,116,565	64,374,172
Skyview	Rancho Santa Margarita, CA	—	1999	260	3,380,000	21,952,863	5,142,411	3,380,000	27,095,274	30,475,274	(15,457,341)	15,017,933	47,170,890

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition(Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/16
Apartment Name	Location	Retail/Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/16	Encumbrances
SoMa Square Apartments (fka South Market)	San Francisco, CA	G	1986	410	79,900,000	177,316,977	5,784,763	79,900,000	183,101,740	263,001,740	(31,584,442)	231,417,298	(K)
Square One	Seattle, WA	—	2014	112	7,222,544	26,277,456	18,949	7,222,544	26,296,405	33,518,949	(3,222,469)	30,296,480	(L)
Summerset Village	Chatsworth, CA	—	1985	280	2,629,804	23,670,889	7,407,026	2,629,804	31,077,915	33,707,719	(21,189,393)	12,518,326	37,994,251
Talleyrand	Tarrytown, NY	—	1997-1998	300	12,000,000	49,838,160	5,280,338	12,000,000	55,118,498	67,118,498	(29,826,719)	37,291,779	34,794,181
Teresina	Chula Vista, CA	—	2000	440	28,600,000	61,916,670	3,924,692	28,600,000	65,841,362	94,441,362	(27,199,505)	67,241,857	39,353,690
Toscana	Irvine, CA	—	1991/1993	563	39,410,000	50,806,072	13,015,608	39,410,000	63,821,680	103,231,680	(35,049,666)	68,182,014	98,021,589
Touriel Building	Berkeley, CA	G	2004	35	2,736,000	7,810,027	178,396	2,736,000	7,988,423	10,724,423	(3,056,587)	7,667,836	4,965,054
Town Square at Mark Center I (fka Millbrook I)	Alexandria, VA	—	1996	406	24,360,000	86,178,714	5,090,465	24,360,000	91,269,179	115,629,179	(37,802,676)	77,826,503	60,195,391
Vantage Hollywood	Los Angeles, CA	—	1987	298	42,580,326	56,014,674	126,527	42,580,326	56,141,201	98,721,527	(5,287,978)	93,433,549	42,297,038
Versailles	Woodland Hills, CA	—	1991	253	12,650,000	33,656,292	6,676,131	12,650,000	40,332,423	52,982,423	(19,770,723)	33,211,700	30,337,321
Versailles (K-Town)	Los Angeles, CA	—	2008	225	10,590,975	44,409,025	1,443,140	10,590,975	45,852,165	56,443,140	(14,149,083)	42,294,057	45,950,109
Victor on Venice	Los Angeles, CA	G	2006	115	10,350,000	35,433,437	651,436	10,350,000	36,084,873	46,434,873	(13,516,691)	32,918,182	(J)
Vintage	Ontario, CA	—	2005-2007	300	7,059,230	47,677,762	991,090	7,059,230	48,668,852	55,728,082	(18,740,063)	36,988,019	32,972,257
Vintage at 425 Broadway (fka Promenade)	Santa Monica, CA	G	1934/2001	58	9,000,000	13,961,523	1,059,233	9,000,000	15,020,756	24,020,756	(2,968,658)	21,052,098	(K)
West 54th	New York, NY	G	2001	222	60,900,000	48,193,837	1,803,032	60,900,000	49,996,869	110,896,869	(10,859,764)	100,037,105	47,159,623
Westgate (fka Westgate I)	Pasadena, CA	—	2010	480	22,898,848	133,559,573	1,626,531	22,898,848	135,186,104	158,084,952	(27,829,027)	130,255,925	95,942,439
Woodleaf	Campbell, CA	—	1984	178	8,550,600	16,988,183	4,564,556	8,550,600	21,552,739	30,103,339	(13,279,360)	16,823,979	17,803,590
Portfolio/Entity Encumbrances (1)													1,645,978,887
Wholly Owned Encumbered				21,196	1,542,126,523	4,432,306,521	317,352,468	1,542,126,523	4,749,658,989	6,291,785,512	(1,497,361,379)	4,794,424,133	3,818,071,013

Partially Owned Unencumbered:
2300 Elliott	Seattle, WA	—	1992	92	796,800	7,173,725	6,364,098	796,800	13,537,823	14,334,623	(10,501,930)	3,832,693	—
Canyon Ridge	San Diego, CA	—	1989	162	4,869,448	11,955,064	3,764,545	4,869,448	15,719,609	20,589,057	(9,906,118)	10,682,939	—
Country Oaks	Agoura Hills, CA	—	1985	256	6,105,000	29,561,865	6,382,976	6,105,000	35,944,841	42,049,841	(18,330,095)	23,719,746	—
Harrison Square (fka Elliot Bay)	Seattle, WA	G	1992	166	7,600,000	35,844,345	4,889,669	7,600,000	40,734,014	48,334,014	(7,462,882)	40,871,132	—
Monterra in Mill Creek	Mill Creek, WA	—	2003	139	2,800,000	13,255,123	935,693	2,800,000	14,190,816	16,990,816	(6,101,965)	10,888,851	—
Rosecliff	Quincy, MA	—	1990	156	5,460,000	15,721,570	3,246,786	5,460,000	18,968,356	24,428,356	(11,421,082)	13,007,274	—
Strayhorse at Arrowhead Ranch	Glendale, AZ	—	1998	136	4,400,000	12,968,002	699,374	4,400,000	13,667,376	18,067,376	(5,724,191)	12,343,185	—
Via Ventura (CA) (fka Ventura)	Ventura, CA	—	2002	192	8,600,000	44,308,202	703,519	8,600,000	45,011,721	53,611,721	(9,035,652)	44,576,069	—
Wood Creek II (fka Willow Brook (CA))	Pleasant Hill, CA	—	1985	228	5,055,000	38,388,672	6,380,861	5,055,000	44,769,533	49,824,533	(20,343,063)	29,481,470	—
Partially Owned Unencumbered				1,527	45,686,248	209,176,568	33,367,521	45,686,248	242,544,089	288,230,337	(98,826,978)	189,403,359	—

Partially Owned Encumbered:
Bellevue Meadows	Bellevue, WA	—	1983	180	4,507,100	12,574,814	5,224,512	4,507,100	17,799,326	22,306,426	(12,054,134)	10,252,292	16,493,902
Canyon Creek (CA)	San Ramon, CA	—	1984	268	5,425,000	18,812,120	7,124,649	5,425,000	25,936,769	31,361,769	(14,964,999)	16,396,770	28,108,382
Lantern Cove	Foster City, CA	—	1985	232	6,945,000	23,064,976	6,190,412	6,945,000	29,255,388	36,200,388	(16,167,257)	20,033,131	36,395,508
Schooner Bay I	Foster City, CA	—	1985	168	5,345,000	20,390,618	5,003,636	5,345,000	25,394,254	30,739,254	(14,020,421)	16,718,833	28,811,122
Schooner Bay II	Foster City, CA	—	1985	144	4,550,000	18,064,764	4,440,120	4,550,000	22,504,884	27,054,884	(12,562,453)	14,492,431	26,116,380
Surrey Downs	Bellevue, WA	—	1986	122	3,057,100	7,848,618	2,931,955	3,057,100	10,780,573	13,837,673	(6,893,799)	6,943,874	9,801,248
Virgil Square	Los Angeles, CA	—	1979	142	5,500,000	15,216,613	2,761,807	5,500,000	17,978,420	23,478,420	(7,925,733)	15,552,687	9,869,581
Wisconsin Place	Chevy Chase, MD	—	2009	432	—	172,089,355	1,021,679	—	173,111,034	173,111,034	(27,622,092)	145,488,942	145,513,689
Partially Owned Encumbered				1,688	35,329,200	288,061,878	34,698,770	35,329,200	322,760,648	358,089,848	(112,210,888)	245,878,960	301,109,812

Total Consolidated Investment in Real Estate				76,513	$6,100,178,215	$17,959,193,878	$1,327,053,382	$6,100,178,215	$19,286,247,260	$25,386,425,475	$(5,360,389,416)	$20,026,036,059	$4,119,180,825

(1)	See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL
ERP OPERATING LIMITED PARTNERSHIP
Schedule III - Real Estate and Accumulated Depreciation
December 31, 2016
NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $1,346,300,284 as of December 31, 2016.

(B)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2016 was approximately $15.8 billion (unaudited).

(C)
The life to compute depreciation for building is 30 years, for building improvements ranges from 5 to 15 years, for furniture & fixtures and replacements is 5 to 10 years and for lease intangibles is the average remaining term of each respective lease.

(D)
This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment, leasehold improvements and capitalized software costs owned by the Management Business, which are generally depreciated over periods ranging from 3 to 7 years.

(E)	Primarily represents capital expenditures for major maintenance and replacements incurred subsequent to each property’s acquisition date.

(F)	Represents land and/or construction-in-progress on projects either held for future development or projects currently under development.

(G)	A portion of these properties includes and/or will include retail/commercial space.

(H)	Total properties and apartment units exclude two unconsolidated properties containing 945 apartment units.

(I)	Through (K) See Encumbrances Reconciliation schedule.

(L)	Boot property for Bond Partnership mortgage pool.

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

Exhibit		Description	Location
3.1		Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to Equity Residential’s Form 10-K for the year ended December 31, 2004.
3.2		Eighth Amended and Restated Bylaws of Equity Residential, effective as of October 1, 2015.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on October 1, 2015.
3.3		Sixth Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership dated as of March 12, 2009.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 12, 2009, filed on March 18, 2009.
4.1		Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to ERP Operating Limited Partnership’s Form S-3 filed on October 7, 1994.
4.2		First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.
4.3		Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.
4.4		Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.
4.5		Fourth Supplemental Indenture to Indenture, dated as of December 12, 2011.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.
4.6		Fifth Supplemental Indenture to Indenture, dated as of February 1, 2016.	Included as Exhibit 4.6 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2015.
4.7		Form of 5.75% Note due June 15, 2017.	Included as Exhibit 4.3 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.
4.8		Terms Agreement regarding 7.125% Notes due October 15, 2017.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on October 9, 1997.
4.9		Form of 2.375% Note due July 1, 2019.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.
4.10		Form of 4.75% Note due July 15, 2020.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated July 12, 2010, filed on July 15, 2010.
4.11		Form of 4.625% Note due December 15, 2021.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.
4.12		Form of 3.00% Note due April 15, 2023.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated April 3, 2013, filed on April 8, 2013.
4.13		Form of 3.375% Note due June 1, 2025.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.
4.14		Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on August 13, 1996.
4.15		Form of 2.850% Note due November 1, 2026.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated October 4, 2016, filed on October 7, 2016.
4.16		Form of 4.500% Note due July 1, 2044.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.
4.17		Form of 4.500% Note due June 1, 2045.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.
10.1	*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.
10.2	*	Noncompetition Agreement (Spector).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.
10.3	*	Form of Noncompetition Agreement (other officers).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158.

Exhibit		Description	Location
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
Included as Exhibit 10.6 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2014.
10.7
Revolving Credit Agreement dated as of November 3, 2016 among ERP Operating Limited Partnership, Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, and JPMorgan Chase Bank, N.A., as Co-Syndication Agents, Wells Fargo Securities, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, and J.P. Morgan Securities LLC, as Joint Lead Arrangers and Joint Bookrunners, and a syndicate of other banks (the “Credit Agreement”).
Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed November 3, 2016.
10.8		Guaranty of Payment made as of November 3, 2016 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Credit Agreement.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed November 3, 2016.
10.9		Master Credit Facility Agreement, dated February 27, 2013, by and among Federal National Mortgage Association and ASN Santa Monica LLC, et al.	Included as Exhibit 10.7 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.10		Amended and Restated Fixed Loan Note (Collateral Pool 3), dated February 27, 2013, executed by ASN Santa Monica LLC, et al. in favor of Federal National Mortgage Association.	Included as Exhibit 10.8 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.11		Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential's Form 10-K for the year ended December 31, 1999.
10.12	*	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 16, 2011, filed on June 22, 2011.
10.13	*	First Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.
10.14	*	Second Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.
10.15	*	Third Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2014.
10.16	*	Fourth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2014.
10.17	*	Fifth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2016.
10.18	*	Sixth Amendment to 2011 Share Incentive Plan.	Attached herein.
10.19	*	Equity Residential Second Restated 2002 Share Incentive Plan dated December 10, 2008.	Included as Exhibit 10.15 to Equity Residential's Form 10-K for the year ended December 31, 2008.
10.20	*	First Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2010.
10.21	*	Second Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2011.
10.22	*	Third Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.

Exhibit		Description	Location
10.23	*	Fourth Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.
10.24	*	Form of 2015 Performance Award Agreement.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2015.
10.25	*	Form of Change in Control/Severance Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.26	*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2009.
10.27	*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2003.
10.28	*	Form of Letter Agreement between Equity Residential and each of David J. Neithercut, Alan W. George and Bruce C. Strohm.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2008.
10.29	*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential's Form 10-K for the year ended December 31, 2006.
10.30	*	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.31	*	Amended and Restated Deferred Compensation Agreement between the Company and Gerald A. Spector dated January 1, 2002.	Included as Exhibit 10.17 to Equity Residential's Form 10-K for the year ended December 31, 2001.
10.32	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective July 1, 2014.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2014.
10.33	*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2008.
10.34		Second Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and Merrill Lynch, Pierce, Fenner & Smith Incorporated.	Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.35		Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and BNY Mellon Capital Markets, LLC.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.36		Second Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and J.P. Morgan Securities LLC.	Included as Exhibit 1.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.37		Second Amended and Restated Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and Morgan Stanley & Co. LLC.	Included as Exhibit 1.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.38		Sales Agency Financing Agreement, dated July 31, 2013, among the Company, the Operating Partnership and Scotia Capital (USA) Inc.	Included as Exhibit 1.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on July 31, 2013.
10.39
Distribution Agreement, dated June 29, 2016, among the Company, the Operating Partnership, J.P. Morgan Securities LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Mellon Capital Markets, LLC, Morgan Stanley & Co. LLC, Mitsubishi UFJ Securities (USA), Inc., Scotia Capital (USA) Inc. and UBS Securities LLC.
Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on June 29, 2016.
10.40		Archstone Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

Exhibit	Description	Location
10.41	Archstone Parallel Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.42	Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement.	Included as Exhibit 10.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.43	Legacy Holdings JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.6 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.
10.44	Real Estate Sale Agreement, dated October 23, 2015, by and among ERP Operating Limited Partnership, certain of its affiliates, and SCG Atlas Acquisition, L.P. (the "Real Estate Sale Agreement").	Included as Exhibit 2.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated October 23, 2015, filed on October 26, 2015.
10.45	Schedule of Agreements Substantially Identical in all Material Respects to the Real Estate Sale Agreement.	Included as Exhibit 2.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated October 23, 2015, filed on October 26, 2015.
12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.
21	List of Subsidiaries of Equity Residential and ERP Operating Limited Partnership.	Attached herein.
23.1	Consent of Ernst & Young LLP - Equity Residential.	Attached herein.
23.2	Consent of Ernst & Young LLP - ERP Operating Limited Partnership.	Attached herein.
24	Power of Attorney.	See the signature page to this report.
31.1	Equity Residential - Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.
31.2	Equity Residential - Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.
31.3	ERP Operating Limited Partnership - Certification of David J. Neithercut, Chief Executive Officer of Registrant's General Partner.	Attached herein.
31.4	ERP Operating Limited Partnership - Certification of Mark J. Parrell, Chief Financial Officer of Registrant's General Partner.	Attached herein.
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
Attached herein.
101
XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership's Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statements of changes in equity (Equity Residential), (v) consolidated statements of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.
Attached herein.
*Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.