Form 10-Q
period 2017-03-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2017-05-04
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Equity Residential:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

ERP Operating Limited Partnership:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a small reporting company)	Small reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Equity Residential ☐	ERP Operating Limited Partnership ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Equity Residential Yes ☐ No ☒	ERP Operating Limited Partnership Yes ☐ No ☒

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on April 28, 2017 was 367,154,964.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2017 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of March 31, 2017 owned an approximate 96.4% ownership interest in, ERPOP.  The remaining 3.6% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

Shareholders' equity, partners' capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership.  The limited partners of the Operating Partnership are accounted for as partners' capital in the Operating Partnership's financial statements and as noncontrolling interests in the Company's financial statements.  The noncontrolling interests in the Operating Partnership's financial statements include the interests of unaffiliated partners in various consolidated partnerships. The noncontrolling interests in the Company's financial statements include the same noncontrolling interests at the Operating Partnership level and limited partner OP Unit holders of the Operating Partnership.  The differences between shareholders' equity and partners' capital result from differences in the equity issued at the Company and Operating Partnership levels.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Investment in real estate
Land	$5,902,186	$5,899,862
Depreciable property	18,798,554	18,730,579
Projects under development	666,228	637,168
Land held for development	109,136	118,816
Investment in real estate	25,476,104	25,386,425
Accumulated depreciation	(5,526,586)	(5,360,389)
Investment in real estate, net	19,949,518	20,026,036
Cash and cash equivalents	42,139	77,207
Investments in unconsolidated entities	59,483	60,141
Deposits – restricted	76,053	76,946
Escrow deposits – mortgage	68,031	64,935
Other assets	413,114	398,883
Total assets	$20,608,338	$20,704,148

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$3,766,762	$4,119,181
Notes, net	4,848,477	4,848,079
Line of credit and commercial paper	314,686	19,998
Accounts payable and accrued expenses	165,640	147,482
Accrued interest payable	74,383	60,946
Other liabilities	308,466	350,466
Security deposits	63,124	62,624
Distributions payable	191,641	192,296
Total liabilities	9,733,179	9,801,072

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	359,733	442,092
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of March 31, 2017 and December 31, 2016	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 367,137,757 shares issued and outstanding as of March 31, 2017 and 365,870,924 shares issued and outstanding as of December 31, 2016	3,671	3,659
Paid in capital	8,846,997	8,758,422
Retained earnings	1,501,654	1,543,626
Accumulated other comprehensive (loss)	(109,326)	(113,909)
Total shareholders’ equity	10,280,276	10,229,078
Noncontrolling Interests:
Operating Partnership	228,762	221,297
Partially Owned Properties	6,388	10,609
Total Noncontrolling Interests	235,150	231,906
Total equity	10,515,426	10,460,984
Total liabilities and equity	$20,608,338	$20,704,148

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2017	2016
REVENUES
Rental income	$603,920	$616,165
Fee and asset management	180	2,918
Total revenues	604,100	619,083
EXPENSES
Property and maintenance	102,608	109,165
Real estate taxes and insurance	81,728	80,196
Property management	22,252	23,495
General and administrative	14,173	16,717
Depreciation	178,968	172,885
Total expenses	399,729	402,458

Operating income	204,371	216,625

Interest and other income	601	3,058
Other expenses	(1,090)	(2,556)
Interest:
Expense incurred, net	(106,210)	(213,492)
Amortization of deferred financing costs	(2,296)	(5,394)
Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of real estate properties and land parcels and discontinued operations	95,376	(1,759)
Income and other tax (expense) benefit	(262)	(350)
(Loss) from investments in unconsolidated entities	(1,073)	(1,104)
Net gain on sales of real estate properties	36,707	3,723,479
Net gain on sales of land parcels	19,193	11,722
Income from continuing operations	149,941	3,731,988
Discontinued operations, net	—	(157)
Net income	149,941	3,731,831
Net (income) attributable to Noncontrolling Interests:
Operating Partnership	(5,411)	(143,309)
Partially Owned Properties	(788)	(764)
Net income attributable to controlling interests	143,742	3,587,758
Preferred distributions	(773)	(773)
Net income available to Common Shares	$142,969	$3,586,985
Earnings per share – basic:
Income from continuing operations available to Common Shares	$0.39	$9.84
Net income available to Common Shares	$0.39	$9.84
Weighted average Common Shares outstanding	366,605	364,592
Earnings per share – diluted:
Income from continuing operations available to Common Shares	$0.39	$9.76
Net income available to Common Shares	$0.39	$9.76
Weighted average Common Shares outstanding	382,280	382,243

Distributions declared per Common Share outstanding	$0.50375	$8.50375

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2017	2016
Comprehensive income
Net income	$149,941	$3,731,831
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	—	(2,906)
Losses reclassified into earnings from other comprehensive income	4,583	28,654
Other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	—	75
Other comprehensive income	4,583	25,823
Comprehensive income	154,524	3,757,654
Comprehensive (income) attributable to Noncontrolling Interests	(6,366)	(145,070)
Comprehensive income attributable to controlling interests	$148,158	$3,612,584

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,941	$3,731,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	178,968	172,885
Amortization of deferred financing costs	2,296	5,394
Amortization of above/below market leases	856	851
Amortization of discounts and premiums on debt	1,637	(19,563)
Amortization of deferred settlements on derivative instruments	4,580	28,585
Write-off of pursuit costs	715	1,448
Loss from investments in unconsolidated entities	1,073	1,104
Distributions from unconsolidated entities – return on capital	648	655
Net (gain) on sales of investment securities and other investments	—	(556)
Net (gain) on sales of real estate properties	(36,707)	(3,723,479)
Net (gain) on sales of land parcels	(19,193)	(11,722)
Net (gain) on sales of discontinued operations	—	(15)
Compensation paid with Company Common Shares	7,873	9,967
Changes in assets and liabilities:
Decrease in deposits – restricted	256	7,823
Decrease (increase) in mortgage deposits	315	(455)
(Increase) decrease in other assets	(11,059)	17,175
Increase in accounts payable and accrued expenses	42,472	32,964
Increase (decrease) in accrued interest payable	13,437	(15,817)
(Decrease) in other liabilities	(45,324)	(23,703)
Increase (decrease) in security deposits	500	(13,990)
Net cash provided by operating activities	293,284	201,382
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	—	(160,680)
Investment in real estate – development/other	(103,291)	(150,164)
Capital expenditures to real estate	(39,297)	(33,902)
Non-real estate capital additions	(289)	(1,205)
Interest capitalized for real estate under development	(8,238)	(14,246)
Proceeds from disposition of real estate, net	80,064	6,303,904
Investments in unconsolidated entities	(1,704)	(900)
Distributions from unconsolidated entities – return of capital	113	336
Proceeds from sale of investment securities and other investments	—	1,430
Decrease (increase) in deposits on real estate acquisitions and investments, net	637	(193,533)
(Increase) decrease in mortgage deposits	(1,030)	196
Net cash (used for) provided by investing activities	(73,035)	5,751,236

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$—	$(397)
Mortgage deposits	(2,381)	(2,150)
Mortgage notes payable, net:
Lump sum payoffs	(351,774)	(482,601)
Scheduled principal repayments	(1,964)	(2,208)
Notes, net:
Lump sum payoffs	—	(1,500,000)
Line of credit and commercial paper:
Line of credit proceeds	—	246,000
Line of credit repayments	—	(246,000)
Commercial paper proceeds	1,309,681	1,324,784
Commercial paper repayments	(1,015,500)	(1,712,472)
Proceeds from Employee Share Purchase Plan (ESPP)	1,574	982
Proceeds from exercise of options	3,142	20,687
Payment of offering costs	(21)	—
Other financing activities, net	—	(138)
Contributions – Noncontrolling Interests – Partially Owned Properties	125	—
Contributions – Noncontrolling Interests – Operating Partnership	—	1
Distributions:
Common Shares	(184,302)	(3,122,652)
Preferred Shares	(1,545)	(773)
Noncontrolling Interests – Operating Partnership	(7,218)	(123,127)
Noncontrolling Interests – Partially Owned Properties	(5,134)	(26,781)
Net cash (used for) financing activities	(255,317)	(5,626,845)
Net (decrease) increase in cash and cash equivalents	(35,068)	325,773
Cash and cash equivalents, beginning of period	77,207	42,276
Cash and cash equivalents, end of period	$42,139	$368,049

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2017	2016
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$86,668	$220,385
Net cash paid for income and other taxes	$468	$524
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$43,400
Amortization of deferred financing costs:
Other assets	$603	$763
Mortgage notes payable, net	$794	$1,868
Notes, net	$899	$2,763
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$525	$(21,515)
Notes, net	$605	$1,540
Line of credit and commercial paper	$507	$412
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(69)
Accumulated other comprehensive income	$4,583	$28,654
Write-off of pursuit costs:
Investment in real estate, net	$685	$982
Other assets	$10	$389
Accounts payable and accrued expenses	$20	$77
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$701	$709
Other liabilities	$372	$395
Realized/unrealized loss (gain) on derivative instruments:
Other assets	$1,106	$(6,878)
Notes, net	$(1,106)	$6,878
Other liabilities	$—	$2,906
Accumulated other comprehensive income	$—	$(2,906)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(804)	$—
Other liabilities	$(900)	$(900)
Debt financing costs:
Mortgage notes payable, net	$—	$(397)
Other:
Foreign currency translation adjustments	$—	$(75)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)

(Unaudited)

Quarter Ended March 31, 2017
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$37,280
Balance, end of period	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,659
Conversion of OP Units into Common Shares	10
Exercise of share options	1
Share-based employee compensation expense:
Restricted shares	1
Balance, end of period	$3,671
PAID IN CAPITAL
Balance, beginning of year	$8,758,422
Common Share Issuance:
Conversion of OP Units into Common Shares	14,233
Exercise of share options	3,141
Employee Share Purchase Plan (ESPP)	1,574
Share-based employee compensation expense:
Restricted shares	2,695
Share options	4,184
ESPP discount	307
Offering costs	(21)
Supplemental Executive Retirement Plan (SERP)	132
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	50,766
Adjustment for Noncontrolling Interests ownership in Operating Partnership	11,564
Balance, end of period	$8,846,997
RETAINED EARNINGS
Balance, beginning of year	$1,543,626
Net income attributable to controlling interests	143,742
Common Share distributions	(184,941)
Preferred Share distributions	(773)
Balance, end of period	$1,501,654
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(113,909)
Accumulated other comprehensive income (loss) – derivative instruments:
Losses reclassified into earnings from other comprehensive income	4,583
Balance, end of period	$(109,326)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)

(Amounts in thousands)

(Unaudited)

Quarter Ended March 31, 2017
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$221,297
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(14,243)
Equity compensation associated with Noncontrolling Interests	2,964
Net income attributable to Noncontrolling Interests	5,411
Distributions to Noncontrolling Interests	(6,696)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	31,593
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(11,564)
Balance, end of period	$228,762
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$10,609
Net income attributable to Noncontrolling Interests	788
Contributions by Noncontrolling Interests	125
Distributions to Noncontrolling Interests	(5,134)
Balance, end of period	$6,388

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31, 2017	December 31, 2016
ASSETS
Investment in real estate
Land	$5,902,186	$5,899,862
Depreciable property	18,798,554	18,730,579
Projects under development	666,228	637,168
Land held for development	109,136	118,816
Investment in real estate	25,476,104	25,386,425
Accumulated depreciation	(5,526,586)	(5,360,389)
Investment in real estate, net	19,949,518	20,026,036
Cash and cash equivalents	42,139	77,207
Investments in unconsolidated entities	59,483	60,141
Deposits – restricted	76,053	76,946
Escrow deposits – mortgage	68,031	64,935
Other assets	413,114	398,883
Total assets	$20,608,338	$20,704,148

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$3,766,762	$4,119,181
Notes, net	4,848,477	4,848,079
Line of credit and commercial paper	314,686	19,998
Accounts payable and accrued expenses	165,640	147,482
Accrued interest payable	74,383	60,946
Other liabilities	308,466	350,466
Security deposits	63,124	62,624
Distributions payable	191,641	192,296
Total liabilities	9,733,179	9,801,072

Commitments and contingencies

Redeemable Limited Partners	359,733	442,092
Capital:
Partners' Capital:
Preference Units	37,280	37,280
General Partner	10,352,322	10,305,707
Limited Partners	228,762	221,297
Accumulated other comprehensive (loss)	(109,326)	(113,909)
Total partners' capital	10,509,038	10,450,375
Noncontrolling Interests – Partially Owned Properties	6,388	10,609
Total capital	10,515,426	10,460,984
Total liabilities and capital	$20,608,338	$20,704,148

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2017	2016
REVENUES
Rental income	$603,920	$616,165
Fee and asset management	180	2,918
Total revenues	604,100	619,083
EXPENSES
Property and maintenance	102,608	109,165
Real estate taxes and insurance	81,728	80,196
Property management	22,252	23,495
General and administrative	14,173	16,717
Depreciation	178,968	172,885
Total expenses	399,729	402,458

Operating income	204,371	216,625

Interest and other income	601	3,058
Other expenses	(1,090)	(2,556)
Interest:
Expense incurred, net	(106,210)	(213,492)
Amortization of deferred financing costs	(2,296)	(5,394)
Income (loss) before income and other taxes, (loss) from investments in unconsolidated entities, net gain on sales of real estate properties and land parcels and discontinued operations	95,376	(1,759)
Income and other tax (expense) benefit	(262)	(350)
(Loss) from investments in unconsolidated entities	(1,073)	(1,104)
Net gain on sales of real estate properties	36,707	3,723,479
Net gain on sales of land parcels	19,193	11,722
Income from continuing operations	149,941	3,731,988
Discontinued operations, net	—	(157)
Net income	149,941	3,731,831
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(788)	(764)
Net income attributable to controlling interests	$149,153	$3,731,067
ALLOCATION OF NET INCOME:
Preference Units	$773	$773

General Partner	$142,969	$3,586,985
Limited Partners	5,411	143,309
Net income available to Units	$148,380	$3,730,294
Earnings per Unit – basic:
Income from continuing operations available to Units	$0.39	$9.84
Net income available to Units	$0.39	$9.84
Weighted average Units outstanding	379,504	378,289
Earnings per Unit – diluted:
Income from continuing operations available to Units	$0.39	$9.76
Net income available to Units	$0.39	$9.76
Weighted average Units outstanding	382,280	382,243

Distributions declared per Unit outstanding	$0.50375	$8.50375

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2017	2016
Comprehensive income:
Net income	$149,941	$3,731,831
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding (losses) arising during the period	—	(2,906)
Losses reclassified into earnings from other comprehensive income	4,583	28,654
Other comprehensive income – foreign currency:
Currency translation adjustments arising during the period	—	75
Other comprehensive income	4,583	25,823
Comprehensive income	154,524	3,757,654
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(788)	(764)
Comprehensive income attributable to controlling interests	$153,736	$3,756,890

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,941	$3,731,831
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	178,968	172,885
Amortization of deferred financing costs	2,296	5,394
Amortization of above/below market leases	856	851
Amortization of discounts and premiums on debt	1,637	(19,563)
Amortization of deferred settlements on derivative instruments	4,580	28,585
Write-off of pursuit costs	715	1,448
Loss from investments in unconsolidated entities	1,073	1,104
Distributions from unconsolidated entities – return on capital	648	655
Net (gain) on sales of investment securities and other investments	—	(556)
Net (gain) on sales of real estate properties	(36,707)	(3,723,479)
Net (gain) on sales of land parcels	(19,193)	(11,722)
Net (gain) on sales of discontinued operations	—	(15)
Compensation paid with Company Common Shares	7,873	9,967
Changes in assets and liabilities:
Decrease in deposits – restricted	256	7,823
Decrease (increase) in mortgage deposits	315	(455)
(Increase) decrease in other assets	(11,059)	17,175
Increase in accounts payable and accrued expenses	42,472	32,964
Increase (decrease) in accrued interest payable	13,437	(15,817)
(Decrease) in other liabilities	(45,324)	(23,703)
Increase (decrease) in security deposits	500	(13,990)
Net cash provided by operating activities	293,284	201,382
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	—	(160,680)
Investment in real estate – development/other	(103,291)	(150,164)
Capital expenditures to real estate	(39,297)	(33,902)
Non-real estate capital additions	(289)	(1,205)
Interest capitalized for real estate under development	(8,238)	(14,246)
Proceeds from disposition of real estate, net	80,064	6,303,904
Investments in unconsolidated entities	(1,704)	(900)
Distributions from unconsolidated entities – return of capital	113	336
Proceeds from sale of investment securities and other investments	—	1,430
Decrease (increase) in deposits on real estate acquisitions and investments, net	637	(193,533)
(Increase) decrease in mortgage deposits	(1,030)	196
Net cash (used for) provided by investing activities	(73,035)	5,751,236

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$—	$(397)
Mortgage deposits	(2,381)	(2,150)
Mortgage notes payable, net:
Lump sum payoffs	(351,774)	(482,601)
Scheduled principal repayments	(1,964)	(2,208)
Notes, net:
Lump sum payoffs	—	(1,500,000)
Line of credit and commercial paper:
Line of credit proceeds	—	246,000
Line of credit repayments	—	(246,000)
Commercial paper proceeds	1,309,681	1,324,784
Commercial paper repayments	(1,015,500)	(1,712,472)
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	1,574	982
Proceeds from exercise of EQR options	3,142	20,687
Payment of offering costs	(21)	—
Other financing activities, net	—	(138)
Contributions – Noncontrolling Interests – Partially Owned Properties	125	—
Contributions – Limited Partners	—	1
Distributions:
OP Units – General Partner	(184,302)	(3,122,652)
Preference Units	(1,545)	(773)
OP Units – Limited Partners	(7,218)	(123,127)
Noncontrolling Interests – Partially Owned Properties	(5,134)	(26,781)
Net cash (used for) financing activities	(255,317)	(5,626,845)
Net (decrease) increase in cash and cash equivalents	(35,068)	325,773
Cash and cash equivalents, beginning of period	77,207	42,276
Cash and cash equivalents, end of period	$42,139	$368,049

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2017	2016
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$86,668	$220,385
Net cash paid for income and other taxes	$468	$524
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$43,400
Amortization of deferred financing costs:
Other assets	$603	$763
Mortgage notes payable, net	$794	$1,868
Notes, net	$899	$2,763
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$525	$(21,515)
Notes, net	$605	$1,540
Line of credit and commercial paper	$507	$412
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(69)
Accumulated other comprehensive income	$4,583	$28,654
Write-off of pursuit costs:
Investment in real estate, net	$685	$982
Other assets	$10	$389
Accounts payable and accrued expenses	$20	$77
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$701	$709
Other liabilities	$372	$395
Realized/unrealized loss (gain) on derivative instruments:
Other assets	$1,106	$(6,878)
Notes, net	$(1,106)	$6,878
Other liabilities	$—	$2,906
Accumulated other comprehensive income	$—	$(2,906)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(804)	$—
Other liabilities	$(900)	$(900)
Debt financing costs:
Mortgage notes payable, net	$—	$(397)
Other:
Foreign currency translation adjustments	$—	$(75)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(Amounts in thousands)

(Unaudited)

Quarter Ended March 31, 2017
PARTNERS' CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$37,280
Balance, end of period	$37,280
GENERAL PARTNER
Balance, beginning of year	$10,305,707
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	14,243
Exercise of EQR share options	3,142
EQR's Employee Share Purchase Plan (ESPP)	1,574
Share-based employee compensation expense:
EQR restricted shares	2,696
EQR share options	4,184
EQR ESPP discount	307
Net income available to Units – General Partner	142,969
OP Units – General Partner distributions	(184,941)
Offering costs	(21)
Supplemental Executive Retirement Plan (SERP)	132
Change in market value of Redeemable Limited Partners	50,766
Adjustment for Limited Partners ownership in Operating Partnership	11,564
Balance, end of period	$10,352,322
LIMITED PARTNERS
Balance, beginning of year	$221,297
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(14,243)
Equity compensation associated with Units – Limited Partners	2,964
Net income available to Units – Limited Partners	5,411
Units – Limited Partners distributions	(6,696)
Change in carrying value of Redeemable Limited Partners	31,593
Adjustment for Limited Partners ownership in Operating Partnership	(11,564)
Balance, end of period	$228,762
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(113,909)
Accumulated other comprehensive income (loss) – derivative instruments:
Losses reclassified into earnings from other comprehensive income	4,583
Balance, end of period	$(109,326)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands)

(Unaudited)

Quarter Ended March 31, 2017
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$10,609
Net income attributable to Noncontrolling Interests	788
Contributions by Noncontrolling Interests	125
Distributions to Noncontrolling Interests	(5,134)
Balance, end of period	$6,388

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

EQR is the general partner of, and as of March 31, 2017 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues public equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of March 31, 2017, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 302 properties located in 10 states and the District of Columbia consisting of 77,498 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	280	72,485
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	17	3,215
Partially Owned Properties – Unconsolidated	2	945
	302	77,498

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications did not have an impact on net income previously reported.  Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The balance sheets at December 31, 2016 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled.  The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted.  The Company’s deferred tax assets are generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities.  As of March 31, 2017, the Company has recorded a deferred tax asset, which is fully offset by a valuation allowance due to the uncertainty of realization.  The Company currently anticipates electing REIT status for its primary TRS upon filing the 2016 tax return in the third quarter of 2017.  This election will be retroactive to January 1, 2016.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued a comprehensive new revenue recognition standard entitled Revenue from Contracts with Customers that will supersede nearly all existing revenue recognition guidance.  The new standard specifically excludes lease revenue.  The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Companies will likely need to use more judgment and make more estimates than under current revenue recognition guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption. The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018, when effective.  The Company is continuing to evaluate the standard; however, we do not expect its adoption to have a significant impact on the consolidated financial statements, as in excess of 90% of total revenues consist of rental income from leasing arrangements, which is specifically excluded from the standard.  In addition, the Company's fee and asset management activities are immaterial now that it sold its interest in Joint Base Lewis McChord in 2016 and given the nature of its disposition transactions, there should be no changes in accounting under the new standard.

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

In February 2016, the FASB issued a new leases standard which sets out principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessors and lessees).  The new standard requires the following:

•

Lessors – Leases will be accounted for using an approach that is substantially equivalent to existing guidance for operating, sales-type and financing leases, but aligned with the new revenue recognition standard.  Lessors will be required to allocate lease payments to separate lease and non-lease components of each lease agreement, with the non-lease components evaluated under the new revenue recognition standard.

•

Lessees – Leases will be accounted for using a dual approach, classifying leases as either operating or finance based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee.  This classification will determine whether the lease expense is recognized on a straight-line basis over the term of the lease (for operating leases) or based on an effective interest method with a front-loaded expense recognition (for finance leases).  A lessee is also required to record a right-of-use asset and a lease liability on its balance sheet for all leases with a term of greater than 12 months regardless of their classification as operating or finance leases.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.

The new standard will be effective for the Company beginning on January 1, 2019, with early adoption permitted, though the Company currently anticipates adopting the new standard on the effective date.  The new standard must be adopted using a modified retrospective method, which requires application of the new guidance at the beginning of the earliest comparative period presented and provides for certain practical expedients, which the Company currently anticipates electing.  The Company anticipates that its residential and retail/commercial leases where it is the lessor will continue to be accounted for as operating leases under the new standard.  Therefore, the Company does not currently anticipate significant changes in the accounting for its lease revenues.  The Company is also the lessee under various corporate office and ground leases, which it will be required to recognize right of use assets and related lease liabilities on its consolidated balance sheets upon adoption.  The Company currently anticipates that its corporate office leases where it is the lessee will continue to be accounted for as operating leases under the new standard.  Based on its anticipated election of the practical expedients, the Company would not be required to reassess the classification of existing ground leases and therefore these leases would continue to be accounted for as operating leases.  However, in the event we modify existing ground leases and/or enter into new ground leases after adoption of the new standard, such leases will likely be classified as finance leases.  The Company will continue to evaluate the impact of adopting the new leases standard on its consolidated results of operations and financial position.

In March 2016, the FASB issued a new standard which simplifies several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as equity or liability, statement of cash flows classification and policy election options for forfeitures.  The Company adopted this new standard as required effective January 1, 2017.  The Company will continue to estimate the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition, as was required under the old standard.  The adoption of this standard did not have a material impact on our consolidated results of operations or financial position.

In June 2016, the FASB issued a new standard which requires companies to adopt a new approach for estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans.  The standard will require entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables.  The new standard will be effective for the Company beginning on January 1, 2020, with early adoption permitted beginning January 1, 2019.  The Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

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

In January 2017, the FASB issued a new standard which clarifies the definition of a business.  The standard's objective is to add additional guidance that assists companies in determining whether transactions should be accounted for as an asset acquisition or a business combination.  The new standard first requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets.  If this threshold is met, the set is not a business.  If this threshold is not met, the entity next evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.  Among other differences, transaction costs associated with asset acquisitions are capitalized while those associated with business combinations are expensed as incurred.  In addition, purchase price in an asset acquisition is allocated on a relative fair value basis while in a business combination it is generally measured at fair value.  The new standard will be applied prospectively to any transactions occurring within the period of adoption.  The Company early adopted the new standard as allowed effective January 1, 2017.  The Company anticipates that substantially all of its transactions will now be accounted for as asset acquisitions, which means transaction costs will largely be capitalized as noted above.

In February 2017, the FASB issued a new standard which clarifies the accounting treatment for partial sales of nonfinancial assets (i.e. real estate).  The standard clarifies that partial sales transactions include contributions of nonfinancial assets to a joint venture or other noncontrolled investee.  Companies must recognize a full gain or loss on transfers of nonfinancial assets to equity method investees.  The standard requires companies to derecognize distinct nonfinancial assets or distinct in substance nonfinancial assets in partial sale transactions when it does not have a controlling financial interest in the legal entity that holds the asset and transfers control of the asset.  Once the distinct nonfinancial asset is transferred, the company is required to measure any non-controlling interest it receives or retains at fair value and recognize a full gain or loss on the transaction.  If a company transfers ownership interests in a consolidated subsidiary and continues to maintain a controlling financial interest, the company does not derecognize the assets or liabilities, and accounts for the transaction as an equity transaction and no gain or loss is recognized. The new standard will be effective for the Company beginning on January 1, 2018 and early adoption was permitted beginning on January 1, 2017.  The Company anticipates adopting the new standard concurrently with the new revenue recognition standard.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption.  The Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

Other

The Company is the controlling partner in various consolidated partnerships owning 17 properties and 3,215 apartment units having a noncontrolling interest book value of $6.4 million at March 31, 2017.  The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries.  Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning four properties having a noncontrolling interest deficit balance of $7.6 million.  These four partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements.  As of March 31, 2017, the Company estimates the value of Noncontrolling Interest distributions for these four properties would have been approximately $64.7 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the four Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on March 31, 2017 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change.  To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units) for the quarter ended March 31, 2017:

2017
Common Shares
Common Shares outstanding at January 1,	365,870,924
Common Shares Issued:
Conversion of OP Units	1,087,684
Exercise of share options	72,596
Employee Share Purchase Plan (ESPP)	29,808
Restricted share grants, net	76,745
Common Shares outstanding at March 31,	367,137,757
Units
Units outstanding at January 1,	14,626,075
Restricted unit grants, net	289,081
Conversion of OP Units to Common Shares	(1,087,684)
Units outstanding at March 31,	13,827,472
Total Common Shares and Units outstanding at March 31,	380,965,229
Units Ownership Interest in Operating Partnership	3.6%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at March 31, 2017 and December 31, 2016.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total.  Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above.  As of March 31, 2017, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $359.7 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the quarter ended March 31, 2017 (amounts in thousands):

2017
Balance at January 1,	$442,092
Change in market value	(50,766)
Change in carrying value	(31,593)
Balance at March 31,	$359,733

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

The following table presents the Company’s issued and outstanding Preferred Shares as of March 31, 2017 and December 31, 2016:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Share (2)	March 31, 2017	December 31, 2016
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding at March 31, 2017 and December 31, 2016	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)

On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the quarter ended March 31, 2017:

2017
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	380,496,999
Issued to General Partner:
Exercise of EQR share options	72,596
EQR’s Employee Share Purchase Plan (ESPP)	29,808
EQR's restricted share grants, net	76,745
Issued to Limited Partners:
Restricted unit grants, net	289,081
General and Limited Partner Units outstanding at March 31,	380,965,229
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,626,075
Limited Partner restricted unit grants, net	289,081
Conversion of Limited Partner OP Units to EQR Common Shares	(1,087,684)
Limited Partner Units outstanding at March 31,	13,827,472
Limited Partner Units Ownership Interest in Operating Partnership	3.6%

The Limited Partners of the Operating Partnership as of March 31, 2017 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units.  Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis.  The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units.  Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR.  Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at March 31, 2017 and December 31, 2016.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total.  Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above.  As of March 31, 2017, the Redeemable Limited Partner Units have a redemption value of approximately $359.7 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the quarter ended March 31, 2017 (amounts in thousands):

2017
Balance at January 1,	$442,092
Change in market value	(50,766)
Change in carrying value	(31,593)
Balance at March 31,	$359,733

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

The following table presents the Operating Partnership's issued and outstanding “Preference Units” as of March 31, 2017 and December 31, 2016:

			Amounts in thousands
	Redemption Date (1)	Annual Dividend per Unit (2)	March 31, 2017	December 31, 2016
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding at March 31, 2017 and December 31, 2016	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No shares were repurchased during the quarter ended March 31, 2017 and as a result, EQR has remaining authorization to repurchase up to 13.0 million of its shares under the repurchase program as of March 31, 2017.

4.	Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Land	$5,902,186	$5,899,862
Depreciable property:
Buildings and improvements	16,952,975	16,913,430
Furniture, fixtures and equipment	1,374,730	1,346,300
In-Place lease intangibles	470,849	470,849
Projects under development:
Land	111,540	115,876
Construction-in-progress	554,688	521,292
Land held for development:
Land	73,840	84,440
Construction-in-progress	35,296	34,376
Investment in real estate	25,476,104	25,386,425
Accumulated depreciation	(5,526,586)	(5,360,389)
Investment in real estate, net	$19,949,518	$20,026,036

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of March 31, 2017 and December 31, 2016 (amounts in thousands):

Description	Balance Sheet Location	March 31, 2017	December 31, 2016
Assets
Ground lease intangibles – below market	Other Assets	$178,251	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		179,511	179,511
Accumulated amortization		(19,091)	(17,972)
Lease intangible assets, net		$160,420	$161,539

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,270
Lease intangible liabilities		7,670	7,670
Accumulated amortization		(4,772)	(4,509)
Lease intangible liabilities, net		$2,898	$3,161

During the quarters ended March 31, 2017 and 2016, the Company amortized approximately $1.1 million in both periods of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income.  During the quarters ended March 31, 2017 and 2016, the Company amortized approximately $0.2 million in both periods of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2017	2018	2019	2020	2021	2022
Ground lease intangibles	$3,241	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(316)	(71)	(71)	(71)	(71)	(27)
Total	$2,925	$4,250	$4,250	$4,250	$4,250	$4,294

During the quarter ended March 31, 2017, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	1	304	$47,600
Land Parcels (one)	—	—	33,450
Total	1	304	$81,050

The Company recognized a net gain on sales of real estate properties of approximately $36.7 million and a net gain on sales of land parcels of approximately $19.2 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has entered into a separate agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	1	136	$57,028
Total	1	136	$57,028

The Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties	2	600	$219,100
Land Parcels (one)	—	—	2,700
Total	2	600	$221,800

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated).  The following tables and information summarize the Company’s investments in partially owned entities as of March 31, 2017 (amounts in thousands except for property and apartment unit amounts):

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE) (1)	Total
Total properties	17	2	—	2
Total apartment units	3,215	945	—	945
Balance sheet information at 3/31/17 (at 100%):
ASSETS
Investment in real estate	$647,134	$236,023	$172,995	$409,018
Accumulated depreciation	(216,239)	(35,524)	(45,920)	(81,444)
Investment in real estate, net	430,895	200,499	127,075	327,574
Cash and cash equivalents	13,260	6,441	140	6,581
Investments in unconsolidated entities	46,310	—	—	—
Deposits – restricted	340	268	—	268
Other assets	25,721	233	257	490
Total assets	$516,526	$207,441	$127,472	$334,913

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable, net (2)	$301,419	$145,424	$—	$145,424
Accounts payable & accrued expenses	2,712	1,556	133	1,689
Accrued interest payable	1,037	691	—	691
Other liabilities	823	349	48	397
Security deposits	1,908	471	—	471
Total liabilities	307,899	148,491	181	148,672
Noncontrolling Interests – Partially Owned Properties/Partners' equity	6,388	57,429	85,744	143,173
Company equity/General and Limited Partners' Capital	202,239	1,521	41,547	43,068
Total equity/capital	208,627	58,950	127,291	186,241
Total liabilities and equity/capital	$516,526	$207,441	$127,472	$334,913

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE) (1)	Total
Operating information for the quarter ended 3/31/17 (at 100%):
Operating revenue	$23,028	$6,602	$1,385	$7,987
Operating expenses	5,676	2,205	736	2,941
Net operating income	17,352	4,397	649	5,046
Property management	813	194	19	213
General and administrative/other	16	—	25	25
Depreciation	5,201	2,645	1,375	4,020
Operating income (loss)	11,322	1,558	(770)	788
Interest and other income	13	—	—	—
Interest:
Expense incurred, net	(3,312)	(2,072)	—	(2,072)
Amortization of deferred financing costs	(68)	—	—	—
Income (loss) before income and other taxes and (loss) from investments in unconsolidated entities	7,955	(514)	(770)	(1,284)
Income and other tax (expense) benefit	(34)	(12)	—	(12)
(Loss) from investments in unconsolidated entities	(411)	—	—	—
Net income (loss)	$7,510	$(526)	$(770)	$(1,296)

(1)

Includes the Company’s unconsolidated interest in an entity that owns the land underlying our Wisconsin Place apartment property and owns and operates the parking facility.  This entity is excluded from the property and apartment unit count.

(2)	All debt is non-recourse to the Company.

Note: The above tables exclude EQR's ownership interest in ERPOP, private equity fund investments, and the Company's interests in unconsolidated joint ventures established in connection with the acquisition of certain real estate related assets from Archstone Enterprise LP ("Archstone").  These ventures owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation, as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries.  The preferred interests had an aggregate liquidation value of $39.9 million at March 31, 2017.  The ventures are owned 60% by the Company.  See below for further discussion.

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

The Company has a 75% equity interest in the Wisconsin Place joint venture.  The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities.  The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components.  At March 31, 2017, the residential component had a net book value of $169.5 million.  The Company is the managing member and is responsible for conducting all administrative day-to-day matters and affairs of the joint venture as well as implementing all decisions with respect to the joint venture.  The limited partner is not able to exercise substantive kick-out or participating rights.  As a result, the joint venture qualifies as a VIE.  The Company has a controlling financial interest in the VIE and, thus, is the VIE's primary beneficiary.  The Company has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  As a result, the entity that owns the residential component is required to be consolidated on the Company's balance sheet.

The Wisconsin Place joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility.  At March 31, 2017, the basis of this investment was $46.3 million.  The joint venture, as a limited partner, does not have substantive kick-out or participating rights in the entity.  As a result, the entity qualifies as a VIE.  The joint venture does not have a controlling financial interest in the VIE and is not the VIE's primary beneficiary.  The joint venture does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures.  The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and the Company's interest had a basis of $4.8 million at March 31, 2017.  The Domain joint venture owns a 444 unit apartment property located in San Jose, California and the Company's interest had a basis of $9.0 million at March 31, 2017.  Nexus Sawgrass and Domain were completed and stabilized during the quarters ended September 30, 2014 and March 31, 2015, respectively.  Construction on both properties was predominantly funded with long-term, non-recourse secured loans from the partner.  The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021.  The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022.  While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the properties and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the operations.  As a result, the entities do not qualify as VIEs.  The Company alone does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance and as a result, the entities are unconsolidated and recorded using the equity method of accounting.  The Company currently has no further funding obligations related to these properties.

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

In the first quarter of 2017, the Company agreed to a maximum investment of $5.0 million in a private equity fund which primarily focuses on real estate technology investments.  The Company will account for the investment under the equity method of accounting.  As of March 31, 2017, the Company had funded $0.8 million towards its capital commitment.

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company entered into three limited liability company agreements (collectively, the “Residual JV”).  The Residual JV owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation.  The Residual JV is owned 60% by the Company and 40% by its joint venture partner.  The Company's basis at March 31, 2017 was a net obligation of $1.4 million.  The Residual JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner.  Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners.  As a result, the Residual JV does not qualify as a VIE.  The Company alone does not have the power to direct the activities of the Residual JV that most significantly impact the Residual JV's economic performance and as a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.  The Residual JV has sold all of the real estate assets that were acquired as part of the acquisition of Archstone, including all of the German assets, and is in the process of winding down all remaining activities.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements.  At March 31, 2017, the remaining preferred interests had an aggregate liquidation value of $39.9 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets.  Obligations of the Legacy JV are borne 60% by the Company and 40% by its joint venture partner.  The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner.  Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners.  As a result, the Legacy JV does not qualify as a VIE.  The Company alone does not have the power to direct the activities of the Legacy JV that most significantly impact the Legacy JV's economic performance and as a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

7.	Deposits – Restricted and Escrow Deposits – Mortgage

The following table presents the Company’s restricted deposits as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Tax-deferred (1031) exchange proceeds	$38,847	$38,847
Restricted deposits on real estate investments	96	733
Resident security and utility deposits	36,750	37,007
Other	360	359
Totals	$76,053	$76,946

The following table presents the Company’s escrow deposits for mortgages as of March 31, 2017 and December 31, 2016 (amounts in thousands):

	March 31, 2017	December 31, 2016
Real estate taxes and insurance	$1,688	$2,003
Replacement reserves	4,458	3,428
Mortgage principal reserves/sinking funds	61,033	58,652
Other	852	852
Totals	$68,031	$64,935

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of March 31, 2017, the Company had outstanding mortgage debt of approximately $3.8 billion.

During the quarter ended March 31, 2017, the Company:

•	Repaid $300.0 million of 5.987% mortgage debt held in a Fannie Mae loan pool maturing in 2019 and incurred a prepayment penalty of approximately $10.8 million;
•	Repaid $51.8 million of conventional fixed-rate mortgage loans maturing in 2017 through 2048 and incurred a prepayment penalty of approximately $0.9 million; and
•	Repaid $2.0 million of scheduled principal repayments on various mortgage debt.

The Company recorded $0.2 million of write-offs of unamortized deferred financing costs during the quarter ended March 31, 2017 as additional interest expense related to debt extinguishment of mortgages.  The Company also recorded $0.4 million of write-offs of net unamortized discounts during the quarter ended March 31, 2017 as additional interest expense related to debt extinguishment of mortgages.

As of March 31, 2017, the Company had $601.9 million of secured debt subject to third party credit enhancement.

As of March 31, 2017, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 28, 2061.  At March 31, 2017, the interest rate range on the Company’s mortgage debt was 0.10% to 7.20%.  During the quarter ended March 31, 2017, the weighted average interest rate on the Company’s mortgage debt was 4.43%.

Notes

As of March 31, 2017, the Company had outstanding unsecured notes of approximately $4.8 billion.

As of March 31, 2017, scheduled maturities for the Company’s outstanding notes were at various dates through June 1, 2045.  At March 31, 2017, the interest rate range on the Company’s notes was 2.375% to 7.57%.  During the quarter ended March 31, 2017, the weighted average interest rate on the Company’s notes was 4.51%.

Line of Credit and Commercial Paper

On November 3, 2016, the Company replaced its existing $2.5 billion facility with a $2.0 billion unsecured revolving credit facility maturing January 10, 2022.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.825%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 12.5 basis points).  Both the spread and the facility fee are dependent on the credit rating of the Company’s long term debt.

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness.  As of March 31, 2017, there was a balance of $314.7 million outstanding on the commercial paper program ($315.0 million in principal outstanding net of an unamortized discount of $0.3 million).  The notes bear interest at various floating rates with a weighted average of 1.09% for the quarter ended March 31, 2017 and a weighted average maturity of 26 days as of March 31, 2017.

As of March 31, 2017, the amount available on the revolving credit facility was $1.66 billion (net of $20.7 million which was restricted/dedicated to support letters of credit and net of $315.0 million outstanding on the commercial paper program).

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

The carrying values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $3.8 billion and $5.1 billion, respectively, at March 31, 2017.  The fair values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $3.8 billion (Level 2) and $5.3 billion (Level 2), respectively, at March 31, 2017.  The carrying values of the Company's mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.1 billion and $4.9 billion, respectively, at December 31, 2016.  The fair values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.2 billion (Level 2) and $5.0 billion (Level 2), respectively, at December 31, 2016.  The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

The following table summarizes the Company’s consolidated derivative instruments at March 31, 2017 (dollar amounts are in thousands):

Fair Value Hedges (1)
Current Notional Balance	$450,000
Indictative Interest Rate	2.375%
Maturity Date	2019

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at March 31, 2017 and December 31, 2016, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	3/31/2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$751	$—	$751	$—
Supplemental Executive Retirement Plan	Other Assets	130,480	130,480	—	—
Total		$131,231	$130,480	$751	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$130,480	$130,480	$—	$—
Total		$130,480	$130,480	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$359,733	$—	$359,733	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,857	$—	$1,857	$—
Supplemental Executive Retirement Plan	Other Assets	124,420	124,420	—	—
Total		$126,277	$124,420	$1,857	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$124,420	$124,420	$—	$—
Total		$124,420	$124,420	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$442,092	$—	$442,092	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2017 and 2016, respectively (amounts in thousands):

March 31, 2017 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,106)	Fixed rate debt	Interest expense	$1,106
Total		$(1,106)			$1,106

March 31, 2016 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$6,878	Fixed rate debt	Interest expense	$(6,878)
Total		$6,878			$(6,878)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2017 and 2016, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
March 31, 2017 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(4,583)	N/A	$—
Total	$—		$(4,583)		$—

	Effective Portion			Ineffective Portion
March 31, 2016 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(2,906)	Interest expense	$(28,654)	N/A	$—
Total	$(2,906)		$(28,654)		$—

As of March 31, 2017 and December 31, 2016, there were approximately $109.3 million and $113.9 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments.  Based on the estimated fair values of the net derivative instruments at March 31, 2017, the Company may recognize an estimated $22.0 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending March 31, 2018.

10.	Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2017	2016
Numerator for net income per share – basic:
Income from continuing operations	$149,941	$3,731,988
Allocation to Noncontrolling Interests – Operating Partnership, net	(5,411)	(143,315)
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(788)	(764)
Preferred distributions	(773)	(773)
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	142,969	3,587,136
Discontinued operations, net of Noncontrolling Interests	—	(151)
Numerator for net income per share – basic	$142,969	$3,586,985
Numerator for net income per share – diluted:
Income from continuing operations	$149,941	$3,731,988
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(788)	(764)
Preferred distributions	(773)	(773)
Income from continuing operations available to Common Shares	148,380	3,730,451
Discontinued operations, net	—	(157)
Numerator for net income per share – diluted	$148,380	$3,730,294
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	366,605	364,592
Effect of dilutive securities:
OP Units	12,899	13,697
Long-term compensation shares/units	2,776	3,954
Denominator for net income per share – diluted	382,280	382,243
Net income per share – basic	$0.39	$9.84
Net income per share – diluted	$0.39	$9.76
Net income per share – basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.39	$9.84
Discontinued operations, net of Noncontrolling Interests	—	—
Net income per share – basic	$0.39	$9.84
Net income per share – diluted:
Income from continuing operations available to Common Shares	$0.39	$9.76
Discontinued operations, net	—	—
Net income per share – diluted	$0.39	$9.76

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Quarter Ended March 31,
	2017	2016
Numerator for net income per Unit – basic and diluted:
Income from continuing operations	$149,941	$3,731,988
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(788)	(764)
Allocation to Preference Units	(773)	(773)
Income from continuing operations available to Units	148,380	3,730,451
Discontinued operations, net	—	(157)
Numerator for net income per Unit – basic and diluted	$148,380	$3,730,294
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	379,504	378,289
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,776	3,954
Denominator for net income per Unit – diluted	382,280	382,243
Net income per Unit – basic	$0.39	$9.84
Net income per Unit – diluted	$0.39	$9.76
Net income per Unit – basic:
Income from continuing operations available to Units	$0.39	$9.84
Discontinued operations, net	—	—
Net income per Unit – basic	$0.39	$9.84
Net income per Unit – diluted:
Income from continuing operations available to Units	$0.39	$9.76
Discontinued operations, net	—	—
Net income per Unit – diluted	$0.39	$9.76

11.	Individually Significant Dispositions

The Company executed an agreement with controlled affiliates of Starwood Capital Group ("Starwood") on October 23, 2015 to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion (the "Starwood Transaction" or “Starwood Portfolio”).  The Starwood Portfolio represented substantially all of the assets in the Company’s South Florida and Denver markets and certain suburban assets in the Washington D.C., Seattle and Los Angeles markets.  On January 26 and 27, 2016, the Company closed on the sale of the entire portfolio described above.

The Company concluded that the Starwood Transaction did not qualify for discontinued operations reporting as it did not represent a strategic shift that had a major effect on the Company’s operations and financial results.  The Company has been investing only in its six coastal markets (Boston, New York, Washington D.C., Southern California, San Francisco and Seattle) and has not been acquiring or developing any new assets in its other markets.  Over the past several years, the Company has been repositioning its portfolio by selling its suburban assets located in markets outside its six core coastal markets.  The sale of the Starwood Portfolio represented the continuation of the above strategy.  However, the Company concluded that the Starwood Transaction did qualify as an individually significant component of the Company as the amount received upon disposal exceeded 10% of total assets, and NOI (see definition in Note 13) of the Starwood Portfolio represented approximately 4.5% of consolidated NOI (for the approximate one-month period owned in 2016) for the quarter ended March 31, 2016 and approximately 15.7% of consolidated NOI for the year ended December 31, 2015.  As a result, the following table summarizes the results of operations attributable to the Starwood Transaction for the quarter ended March 31, 2016 (amounts in thousands):

Quarter Ended
March 31, 2016
REVENUES
Rental income	$30,117
Total revenues	30,117
EXPENSES
Property and maintenance	7,890
Real estate taxes and insurance	2,872
Property management	2
General and administrative	1
Total expenses	10,765
Operating income	19,352
Interest and other income	2
Interest:
Expense incurred, net	(328)
Amortization of deferred financing costs	(707)
Net gain on sales of real estate properties	3,161,221
Income from operations attributable to controlling interests – Operating Partnership	3,179,540
Income from operations attributable to Noncontrolling Interests – Operating Partnership	(122,132)
Income from operations attributable to controlling interests – Company	$3,057,408

12.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws.  Compliance by the Company with existing laws has not had a material adverse effect on the Company.  However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.  During the quarter ended March 31, 2017 and the year ended December 31, 2016, the Company recorded an environmental reserve of $0.3 million and $4.7 million, respectively, related to vacant land that it owns adjacent to one of its operating properties.

The Company has established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assesses the adequacy of the reserve and makes adjustments as necessary.  During the quarter ended March 31, 2017, there were no adjustments to the Company reserve, which remains at approximately $1.0 million at March 31, 2017.  While no assurances can be given, the Company does not believe that the ultimate resolution of any of these remaining litigation matters, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of March 31, 2017, the Company has five wholly owned projects totaling 1,720 apartment units in various stages of development with commitments to fund of approximately $191.2 million and estimated completion dates ranging through December 31, 2018, as well as other completed development projects that are in various stages of lease up or are stabilized.

As of March 31, 2017, the Company has two unconsolidated operating properties (Nexus Sawgrass and Domain) that are owned with the same third party joint venture partner.  The joint venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions.  The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for further discussion.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company's operating performance geographically by market and both on a same store and non-same store basis.  The Company’s same store operating segments located in its coastal markets represent its reportable segments.  The Company's operating segments located in its other markets (Phoenix) that are not material have also been included in the tables presented below.

The Company’s fee and asset management and development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the "Other" category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2017 and 2016, respectively.

The primary financial measure for the Company’s rental real estate segment is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense and 2) real estate taxes and insurance expense (all as reflected in the accompanying consolidated statements of operations and comprehensive income).  The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment properties.  Revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the quarters ended March 31, 2017 and 2016, respectively (amounts in thousands):

	Quarter Ended March 31,
	2017	2016
Rental income	$603,920	$616,165
Property and maintenance expense	(102,608)	(109,165)
Real estate taxes and insurance expense	(81,728)	(80,196)
Total operating expenses	(184,336)	(189,361)
Net operating income	$419,584	$426,804

The following tables present NOI for each segment from our rental real estate specific to continuing operations for the quarters ended March 31, 2017 and 2016, respectively, as well as total assets and capital expenditures at March 31, 2017 (amounts in thousands):

	Quarter Ended March 31, 2017			Quarter Ended March 31, 2016
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$97,182	$28,570	$68,612	$93,634	$27,215	$66,419
San Diego	22,558	6,062	16,496	21,471	5,836	15,635
Orange County	21,656	5,471	16,185	20,522	5,142	15,380
Subtotal - Southern California	141,396	40,103	101,293	135,627	38,193	97,434

Washington DC	106,442	32,332	74,110	104,294	31,462	72,832
New York	114,386	43,060	71,326	114,038	40,728	73,310
San Francisco	94,008	22,753	71,255	91,361	22,426	68,935
Boston	60,142	16,767	43,375	59,318	16,614	42,704
Seattle	43,398	12,104	31,294	40,771	11,429	29,342
Other Markets	464	197	267	437	152	285
Total same store	560,236	167,316	392,920	545,846	161,004	384,842

Non-same store/other (2) (3)
Non-same store	46,112	15,548	30,564	19,389	7,873	11,516
Other (3)	(2,428)	1,472	(3,900)	50,930	20,484	30,446
Total non-same store/other	43,684	17,020	26,664	70,319	28,357	41,962

Totals	$603,920	$184,336	$419,584	$616,165	$189,361	$426,804

(1)

For the quarters ended March 31, 2017 and 2016, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2016, less properties subsequently sold, which represented 71,000 apartment units.

(2)	For the quarters ended March 31, 2017 and 2016, non-same store primarily includes properties acquired after January 1, 2016, plus any properties in lease-up and not stabilized as of January 1, 2016.
(3)	Other includes development, other corporate operations and operations prior to sale for properties sold from 2014 through 2017 that do not meet the new discontinued operations criteria.

	Quarter Ended March 31, 2017
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,663,858	$5,150
San Diego	468,868	1,111
Orange County	334,555	1,617
Subtotal - Southern California	3,467,281	7,878

Washington DC	3,892,715	9,006
New York	4,279,073	6,713
San Francisco	2,509,353	7,163
Boston	1,823,241	3,419
Seattle	1,185,594	3,384
Other Markets	12,818	20
Total same store	17,170,075	37,583

Non-same store/other (2) (3)
Non-same store	2,368,331	1,561
Other (3)	1,069,932	153
Total non-same store/other	3,438,263	1,714

Totals	$20,608,338	$39,297

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2016, less properties subsequently sold, which represented 71,000 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2016, plus any properties in lease-up and not stabilized as of January 1, 2016.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
14.	Subsequent Events

Subsequent to March 31, 2017, the Company:

•	Repaid $18.6 million of mortgage debt and incurred a prepayment penalty of approximately $0.6 million; and
•	Entered into $50.0 million of forward starting swaps to hedge changes in interest rates related to future secured or unsecured debt issuances.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.

Forward-Looking Statements

Forward-looking statements are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations, estimates, projections and assumptions made by management.  While the Company's management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Many of these uncertainties and risks are difficult to predict and beyond management's control.  Forward-looking statements are not guarantees of future performance, results or events.  The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements.  Factors that might cause such differences include, but are not limited to the following:

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
•

Occupancy levels and market rents may be adversely affected by national and local political, economic and market conditions including, without limitation, new construction and excess inventory of multifamily and owned housing/ condominiums, increasing portions of owned housing/condominium stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences, governmental regulations (including rent control legislation and restrictions) and the potential for geopolitical instability, all of which are beyond the Company's control; and

•	Additional factors as discussed in Part I of the Company’s and the Operating Partnership’s Annual Report on Form 10-K, particularly those under “Item 1A Risk Factors”.

Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report.

Overview

Equity Residential (“EQR”), a Maryland real estate investment trust (“REIT”) formed in March 1993, is an S&P 500 company focused on the acquisition, development and management of rental apartment properties in urban and high-density suburban coastal gateway markets where today's renters want to live, work and play.  ERP Operating Limited Partnership (“ERPOP”), an Illinois limited partnership, was formed in May 1993 to conduct the multifamily residential property business of Equity Residential.  EQR has elected to be taxed as a REIT.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.

EQR is the general partner of, and as of March 31, 2017 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates property management offices in each of its six core coastal markets.  As of March 31, 2017, the Company had approximately 2,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

Available Information

You may access our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8- K and any amendments to any of those reports we file with the SEC free of charge at our website, www.equityapartments.com.  These reports are made available at our website as soon as reasonably practicable after we file them with the SEC.  The information contained on our website, including any information referred to in this report as being available on our website, is not a part of or incorporated into this report.

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

Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt, sales of properties and joint venture arrangements.  In addition, the Company may acquire properties in transactions that include the issuance of partnership interests in the Operating Partnership (“OP Units”) as consideration for the acquired properties.  Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales.  As part of its strategy, the Company purchases completed and fully occupied apartment properties, partially completed or partially occupied properties and may acquire land parcels to hold and/or sell based on market opportunities as well as options to buy more land in the future.  The Company may also seek to acquire properties by purchasing defaulted or distressed debt that encumbers desirable properties in the hope of obtaining title to property through foreclosure or deed-in-lieu of foreclosure proceedings.

Over the past several years, the Company has done an extensive repositioning of its portfolio into urban and highly walkable, close-in suburban assets.  Since 2005, the Company has sold approximately 198,000 apartment units primarily located in the less dense portion of suburban markets for an aggregate sales price of approximately $23.5 billion, acquired nearly 69,000 apartment units primarily located in urban and high-density suburban markets for approximately $20.0 billion and began approximately $5.7 billion of development projects primarily located in urban and high-density suburban markets.  We are currently seeking to acquire and develop assets in the following six core coastal metropolitan areas: Boston, New York, Washington D.C., Southern California, San Francisco and Seattle.  The sale of the Starwood Portfolio combined with the other 2016 dispositions has resulted in the Company's exit from the South Florida, Denver and New England (excluding Boston) markets and has substantially completed the Company's portfolio transformation which started approximately ten years ago.

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

We have a commitment to sustainability and consider the environmental impacts of our business activities.  Sustainability and social responsibility are key drivers of our focus on creating the best apartment communities for residents to live, work and play.  We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities.  With its high density, multifamily housing is, by its nature, an environmentally friendly property type.  Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban and close-in suburban locations near public transportation.  When developing and renovating our properties, we strive to reduce energy and water usage by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets.  We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption.  The Company was named the 2016 Global Residential Listed Sector Leader in Sustainability by GRESB, a globally recognized analysis of the sustainability indicators of more than 750 real estate portfolios worldwide.  The Company was also recently awarded the Residential Leader in the Light award for sustainability by the National Association of Real Estate Investment Trusts (“NAREIT”).  For additional information regarding our sustainability efforts, see our December 2016 Corporate Social Responsibility and Sustainability Report at our website, www.equityapartments.com.  For 2017, we continue to have an express company-wide goal regarding enhanced sustainability efforts.  Employees, including our executives, will have their performance against our various social responsibility goals evaluated as part of our annual performance review process.

Current Environment

During the quarter ended March 31, 2017, the Company acquired no properties and sold one consolidated rental property consisting of 304 apartment units for $47.6 million.  The Company also sold one land parcel for approximately $33.5 million during the quarter ended March 31, 2017.  The Company currently budgets consolidated rental property acquisitions of approximately $500.0 million during the year ending December 31, 2017 to be funded with proceeds from rental property dispositions.  The Company currently budgets consolidated rental property dispositions of approximately $500.0 million during the year ending December 31, 2017.

The Company has been reducing its development spending and starts in response to high land prices and low projected returns on investment.  During the quarter ended March 31, 2017, the Company did not start any development projects and substantially completed construction on one project representing 344 apartment units totaling approximately $108.7 million of development costs.  The Company has budgeted starting approximately $100.0 million of new development projects during the year ending December 31, 2017.  We currently budget spending approximately $300.0 million on development costs during the year ending December 31, 2017, primarily for projects currently under construction.  We expect that this capital will be primarily sourced with excess operating cash flow, future debt offerings and borrowings on our revolving credit facility and/or commercial paper program.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets.  In February 2015, the Company entered into a $500.0 million commercial paper program, which allows for daily, weekly or monthly borrowings at low floating rates of interest.  We believe this commercial paper program allows the Company to continue to reduce its already low cost of capital and we generally use the program to replace a portion of the amount that otherwise would have been outstanding under our revolving line of credit. In October 2016, the Company completed a $500.0 million unsecured ten year note offering with a coupon of 2.85% and an all-in effective interest rate of approximately 3.10%.  The Company has budgeted $300.0 million to $500.0 million of secured or unsecured debt offerings during 2017, excluding usage of the revolving credit facility and the commercial paper program.

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

Same store revenues increased 2.6% during the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016, which was slightly ahead of our expectations for the quarter.  Our 2017 same store revenue estimates range from an increase of 1.0% to an increase of 2.25%, which assumes lower results for the remainder of the year.  The Company’s primary goal in 2017 is to focus on retaining existing residents to drive renewal rate growth, which came in at 4.3% for the first quarter of 2017 as compared to the same period in 2016.  With same store occupancy of 95.9% for the quarter ended March 31, 2017, our results are trending as expected as we enter our peak leasing season.

Washington D.C. continues to slowly and steadily improve, despite moderately depressed demand due to the temporary federal hiring freeze and uncertainty about the future of many government agencies.  Though new supply levels remain elevated, only about one-third of that supply is located in our submarkets.  Same store revenues increased 2.1% in the first quarter of 2017 as compared to the same period in 2016, which was consistent with our expectations.  We expect to produce same store revenue growth of approximately 1.8% in this market in 2017.

In the New York market, elevated deliveries of new luxury supply in the Upper West Side and Brooklyn submarkets are having an impact on our ability to raise rents as renters trend towards affordability over neighborhood loyalty.  There has also been a reduction in the rate of job growth in the financial services sector and technology sector, which are important demand drivers in the market.  In order to remain competitive with this new supply, rent levels will continue to be pressured and we may continue to see increased leasing and advertising expenses throughout 2017.  As a result, same store revenues increased only 0.3% in the first quarter of 2017 as compared to the same period in 2016, which was slightly below our expectations.  We still expect there to be a decline in same store revenues of approximately 1.5% for full year 2017.

We have a cautious outlook for Boston as the market continues to feel the impact from an elevated level of deliveries of new supply in the downtown and Cambridge submarkets with approximately 75% of this new supply competing with our properties.  Job growth has continued to improve in the market which is a positive sign that the additional supply may be absorbed without significant disruption.  Same store revenues increased 1.4% in the first quarter of 2017 as compared to the same period in 2016, which was consistent with our expectations.  We expect to produce same store revenue growth of approximately 1.5% in this market in 2017.

Seattle is producing solid rental rate growth driven by the continued growth in technology jobs in the market.  While new supply remains elevated in this market, the strong job growth has enabled that supply to be quickly absorbed with little market disruption.  Same store revenues increased 6.4% in the first quarter of 2017 as compared to the same period in 2016, which was slightly ahead of our expectations.  We expect Seattle to produce same store revenue growth of approximately 4.25% in 2017.

San Francisco experienced significant volatility during 2016 peak leasing season as certain submarkets experienced elevated levels of new luxury supply combined with slower job growth in the technology sector.  Currently, the market seems relatively stable, though with minimal pricing power on all leases.  The market still features good demand as evidenced by how rapidly our newly completed development projects are leasing up.  However, consumers have more choices as new supply continues to be delivered into most of our submarkets during 2017, limiting our pricing power.  Same store revenues increased 2.9% in the first quarter of 2017 as compared to the same period in 2016, which was slightly ahead of our expectations.  We expect to produce same store revenue growth of approximately 1.0% in this market in 2017.

Los Angeles is performing well and is positioned to be one of our better performing markets in 2017.  Widely dispersed new supply, very good economic growth and a high level of job growth in the market are driving strong revenue growth.  Same store revenues increased 3.8% in the first quarter of 2017 as compared to the same period in 2016, which was consistent with our expectations.  We expect to produce same store revenue growth of approximately 3.6% in this market in 2017.  We expect our remaining markets in Southern California (Orange County and San Diego) to perform slightly better than Los Angeles.

Same store expenses increased 3.9% during the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016. The Company anticipates that 2017 same store expenses will increase 3.0% to 4.0%, significantly impacted by the following items:

•

Real estate taxes increased 4.2% in the first quarter of 2017 as compared to the same period in 2016 and are estimated to increase between 4.0% and 5.0% for the full year 2017 as compared to 2016 due primarily to increased values, mainly in Boston and Seattle.  We also expect 1.8 percentage points of the increase to come from 421-a tax abatement benefits expiring in New York;

•

Payroll costs increased 4.6% in the first quarter of 2017 as compared to the same period in 2016 and are estimated to increase between 4.0% and 5.0% for the full year 2017 as compared to 2016 primarily due to an increase in on-site staffing to assure the service levels necessary to remain competitive with new supply, as well as higher on-site wages due to competition from new supply;

•

Utilities increased 1.8% in the first quarter of 2017 as compared to the same period in 2016 and are estimated to increase approximately 2.0% for the full year 2017 as compared to 2016 primarily due to moderate increases in natural gas costs, partially offset by lower gas usage and lower prices for electricity;

•

Repair and maintenance expenses increased 6.7% in the first quarter of 2017 as compared to the same period in 2016.  Included in this category are approximately $0.6 million of costs incurred as a result of significant wind and rain storm damage in California in January 2017.  Without the California wind and rain storm damage costs, same store repair and maintenance expenses would have only increased 3.7% in the first quarter of 2017 as compared to the same period in 2016.  This category is estimated to increase between 3.0% and 4.0% for the full year 2017 as compared to 2016 primarily due to approximately $1.0 million in costs related to minimum wage increases that impact our outside cleaning and landscaping vendors and the approximate $0.6 million in storm damage costs noted above; and

•

Leasing and advertising increased 12.0% in the first quarter of 2017 as compared to the same period in 2016.  The increase was driven by increased resident referral and broker fees (especially in New York and San Francisco) and higher spending on resident activities as part of our focus on retaining those residents.  Despite the increase in the first quarter, we still expect this category to be flat for the full year 2017 as compared to 2016.

Same store NOI increased 2.1% during the quarter ended March 31, 2017 as compared to the quarter ended March 31, 2016.  While this was slightly ahead of expectations, we continue to anticipate same store NOI increases ranging from 0.0% to 2.0% for the full year 2017 as compared to 2016 as a result of the above same store revenue and expense expectations.

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

We believe that the Company is well-positioned in the long-term as a result of favorable demographics and increasing consumer preferences for the flexibility of rental housing.  As of March 31, 2017, the Company's same store occupancy was 96.1% and its total portfolio-wide occupancy, which includes development properties in various stages of lease-up, was 93.9%.  We believe our markets/metro areas will continue to see increased luxury multifamily supply, especially in our urban core locations, and there will continue to be periods of disruption as new development projects lease up.  We believe over the longer term that our markets will absorb future supply because of the strong long-term demand in these markets as exhibited by our current high occupancy levels and increasing household formations.  We have seen evidence of this in Seattle as elevated levels of new supply have been absorbed and rental rates continue to grow.  We also anticipate supply declining in our markets beginning in 2018, with the possible exception of New York, because of high construction costs, lower revenue growth and development lenders materially reducing their lending activities due to regulatory pressures and concerns over markets being overbuilt.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in our six coastal markets and sell apartment properties located primarily in the less dense portion of suburban markets during the quarter ended March 31, 2017 as follows:

•

Sold one consolidated apartment property consisting of 304 apartment units for $47.6 million, at a weighted average Disposition Yield (see definition below) of 6.7% and generating an Unlevered IRR (see definition below) of 17.1%;

•	Sold one land parcel located in New York City for a sale price of approximately $33.5 million; and
•	Substantially completed construction on one project consisting of 344 apartment units totaling approximately $108.7 million of development costs.

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

The definition of certain terms described above or below are as follows:

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

•

Unlevered Internal Rate of Return (“IRR”) – The Unlevered IRR on sold properties is the compound annual rate of return calculated by the Company based on the timing and amount of: (i) the gross purchase price of the property plus any direct acquisition costs incurred by the Company; (ii) total revenues earned during the Company’s ownership period; (iii) total direct property operating expenses (including real estate taxes and insurance) incurred during the Company’s ownership period; (iv) capital expenditures incurred during the Company’s ownership period; and (v) the gross sales price of the property net of selling costs.  Each of the items (i) through (v) is calculated in accordance with generally accepted accounting principles (“GAAP”).

Properties that the Company owned and were stabilized (see definition below) for all of both of the quarters ended March 31, 2017 and 2016 (the “First Quarter 2017 Same Store Properties”), which represented 71,000 apartment units, impacted the Company's results of operations.  The First Quarter 2017 Same Store Properties are discussed in the following paragraphs.

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the quarter ended March 31, 2017:

	Quarter Ended March 31, 2017
	Properties	Apartment Units
Same Store Properties at December 31, 2016	272	69,879
2015 acquisitions	4	625
2017 dispositions	(1)	(304)
Lease-up properties stabilized	4	800
Same Store Properties at March 31, 2017	279	71,000

	Quarter Ended March 31, 2017
	Properties	Apartment Units
Same Store	279	71,000
Non-Same Store:
2016 acquisitions	4	573
Properties removed from same store (1)	2	356
Master-Leased properties (2)	3	853
Lease-up properties not yet stabilized (3)	11	3,770
Other	1	1
Total Non-Same Store	21	5,553
Unconsolidated properties	2	945
Total Properties and Apartment Units	302	77,498

Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months.  Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)

Consists of one property containing 285 apartment units (Playa Pacifica in Hermosa Beach, California) which was removed from the same store portfolio in 2015 due to a major renovation in which significant portions of the property were taken offline for extended time periods and one property containing 71 apartment units (Acton Courtyard in Berkeley, California) which was removed from the same store portfolio in 2016 due to an affordable housing dispute which required significant portions of the property to be vacant for an extended releasing period.  As of March 31, 2017, Playa Pacifica had an occupancy of 72.2% and Acton Courtyard had an occupancy of 91.5%.  These properties will not return to the same store portfolio until they are stabilized for all of the current and comparable periods presented.

(2)

Consists of three properties containing 853 apartment units that are owned by the Company but the entire projects are master leased to a third party corporate housing provider and the Company earns monthly net rental income.

(3)	Consists of properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the quarters ended March 31, 2017 and 2016.  The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the quarter ended March 31, 2017 to the quarter ended March 31, 2016

For the quarter ended March 31, 2017, the Company reported diluted earnings per share/unit of $0.39 compared to $9.76 per share/unit in the same period of 2016.  The difference is primarily due to approximately $3.7 billion in higher gains on property sales in 2016 compared to 2017 as a direct result of the significant sales activity in 2016 compared to 2017, partially offset by $107.8 million in higher debt extinguishment costs incurred in 2016 as compared to 2017.

For the quarter ended March 31, 2017, income from continuing operations decreased approximately $3.6 billion when compared to the quarter ended March 31, 2016.  The decrease in continuing operations is discussed below.

For the quarter ended March 31, 2017, consolidated rental income decreased 2.0%, consolidated operating expenses (comprised of property and maintenance and real estate taxes and insurance) decreased 2.7% and consolidated NOI decreased 1.7% when compared to the quarter ended March 31, 2016.  The declines are all primarily a result of the Company's significant disposition activity in 2016.

Revenues from the First Quarter 2017 Same Store Properties increased $14.4 million primarily as a result of an increase in average rental rates charged to residents.  Expenses from the First Quarter 2017 Same Store Properties increased $6.3 million primarily as a result of an increase in real estate taxes, on-site payroll costs and repairs and maintenance expenses.  The following tables provide comparative same store results and statistics for the First Quarter 2017 Same Store Properties:

First Quarter 2017 vs.  First Quarter 2016

Same Store Results/Statistics for 71,000 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Physical Occupancy (2)	Turnover (3)
Q1 2017	$560,236	$167,316	$392,920	$2,633	95.9%	10.4%
Q1 2016	$545,846	$161,004	$384,842	$2,566	95.9%	10.9%
Change	$14,390	$6,312	$8,078	$67	—	(0.5)%
Change	2.6%	3.9%	2.1%	2.6%

Note: Same store revenues for all leases are reflected on a straight line basis in accordance with GAAP for the current and comparable periods.

(1)

Average Rental Rate – Total residential rental revenues reflected on a straight-line basis in accordance with GAAP divided by the weighted average occupied apartment units for the reporting period presented.

(2)	Physical Occupancy – The weighted average occupied apartment units for the reporting period divided by the average of total apartment units available for rent for the reporting period.
(3)	Turnover – Total residential move-outs divided by total residential apartment units, including inter-property and intra-property transfers.

The following table provides comparative same store operating expenses for the First Quarter 2017 Same Store Properties:

First Quarter 2017 vs.  First Quarter 2016

Same Store Operating Expenses for 71,000 Same Store Apartment Units

$ in thousands

					% of Actual
					Q1 2017
	Actual	Actual	$	%	Operating
	Q1 2017	Q1 2016	Change	Change	Expenses
Real estate taxes	$70,364	$67,553	$2,811	4.2%	42.1%
On-site payroll (1)	37,406	35,774	1,632	4.6%	22.4%
Utilities (2)	23,728	23,312	416	1.8%	14.2%
Repairs and maintenance (3)	20,324	19,042	1,282	6.7%	12.1%
Insurance	4,202	4,370	(168)	(3.8)%	2.5%
Leasing and advertising	2,407	2,150	257	12.0%	1.4%
Other on-site operating expenses (4)	8,885	8,803	82	0.9%	5.3%
Same store operating expenses	$167,316	$161,004	$6,312	3.9%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results:

	Quarter Ended March 31,
	2017	2016
	(Amounts in thousands)
Operating income	$204,371	$216,625
Adjustments:
Fee and asset management revenue	(180)	(2,918)
Property management	22,252	23,495
General and administrative	14,173	16,717
Depreciation	178,968	172,885
Total NOI	$419,584	$426,804
Rental income:
Same store	$560,236	$545,846
Non-same store	43,684	70,319
Total rental income	603,920	616,165
Operating expenses:
Same store	167,316	161,004
Non-same store	17,020	28,357
Total operating expenses	184,336	189,361
NOI:
Same store	392,920	384,842
Non-same store	26,664	41,962
Total NOI	$419,584	$426,804

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

Non-same store NOI results decreased approximately $15.3 million compared to the same period in 2016 and consist primarily of properties acquired in calendar years 2016, operations from the Company’s development properties and operations prior to disposition from 2016 and 2017 sold properties.  This decrease primarily resulted from:

•	The lost NOI from 2016 and 2017 dispositions of $28.8 million;
•	A decrease in operating activities from other miscellaneous operations; and
•

A partial offset from development and newly stabilized development properties in lease-up of $11.4 million, operating properties acquired in 2016 of $3.1 million and operating activities from other non-same store properties (including three master leased properties) of $0.4 million.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues decreased approximately $2.7 million or 93.8% primarily as a result of lower revenue earned on management of the Company's military housing ventures at Joint Base Lewis McChord due to the sale of the Company's entire interest in the management contracts and related rights associated with these ventures in the second quarter of 2016.

Property management expenses from continuing operations include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses decreased approximately $1.2 million or 5.3%.  This decrease is primarily attributable to a decrease in payroll-related costs, computer operations and education conference fees, partially offset by increases in temporary contractors.  The Company anticipates that property management expenses will approximate $83.0 million to $85.0 million for the year ending December 31, 2017.  The above assumption is based on current expectations and is forward-looking.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $2.5 million or 15.2% primarily due to a decrease in payroll-related costs.  The Company anticipates that general and administrative expenses will approximate $50.0 million to $52.0 million for the year ending December 31, 2017, excluding charges of approximately $0.4 million related to the overlap of accounting costs for the Company's current and former executive compensation programs.  The above assumption is based on current expectations and is forward-looking.

Depreciation expense from continuing operations, which includes depreciation on non-real estate assets, increased approximately $6.1 million or 3.5% primarily as a result of additional depreciation expense on properties acquired in 2016 and development properties placed in service, partially offset by lower depreciation from properties sold in 2016 and 2017.

`

Interest and other income from continuing operations decreased approximately $2.5 million or 80.3%.  This decrease is primarily attributable to a decrease in interest earned on the Company’s short term investments and 1031 exchange funds, along with the sale of the Company’s 421-a real estate tax certificates in 2016 which did not reoccur in 2017.  The Company anticipates that interest and other income will approximate $0.5 million for the year ending December 31, 2017.  The above assumption is based on current expectations and is forward-looking.

Other expenses from continuing operations decreased approximately $1.5 million or 57.4% primarily due to a decrease in transaction costs of approximately $1.3 million as a result of a decline in acquisitions in 2017 as compared to 2016.  In addition, the Company anticipates that substantially all of its transactions will now be accounted for as asset acquisitions, which means that transaction costs will largely be capitalized, as a result of its adoption of the new definition of a business standard effective January 1, 2017.  See Note 2 in the Notes to Consolidated Financial Statements for further discussion.

Interest expense from continuing operations, including amortization of deferred financing costs, decreased approximately $110.4 million or 50.4% primarily as a result of $107.8 million in lower debt extinguishment costs in 2017 as compared to 2016.  The effective interest cost on all indebtedness for the quarter ended March 31, 2017 was 4.60% as compared to 4.67% for the quarter ended March 31, 2016.  The Company anticipates that interest expense from continuing operations, excluding debt extinguishment costs/prepayment penalties, will approximate $362.6 million to $379.0 million and capitalized interest will approximate $23.0 million to $28.0 million for the year ending December 31, 2017.  The above assumptions are based on current expectations and are forward-looking.

Income and other tax expense from continuing operations decreased approximately $0.1 million or 25.1% primarily due to decreases in various state and local taxes related to the Company's elevated disposition activity in 2016 vs. 2017.  The Company anticipates that income and other tax expense will approximate $0.5 million to $1.5 million for the year ending December 31, 2017.  The above assumption is based on current expectations and is forward-looking.

Net gain on sales of real estate properties decreased approximately $3.7 billion as a result of the sale of 80 consolidated apartment properties (including the Starwood Portfolio) during the quarter ended March 31, 2016 as compared to only one consolidated apartment property sale during the quarter ended March 31, 2017, all of which did not meet the new criteria for reporting discontinued operations.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels increased approximately $7.5 million or 63.7% due to the gain on sale of one land parcel with a lower basis during the quarter ended March 31, 2017 as compared to the gain on sales during the quarter ended March 31, 2016.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of the Operating Partnership.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

As of January 1, 2017, the Company had approximately $77.2 million of cash and cash equivalents and the amount available on its revolving credit facility was $1.96 billion (net of $20.6 million which was restricted/dedicated to support letters of credit and net of $20.0 million outstanding on the commercial paper program).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company's cash and cash equivalents balance at March 31, 2017 was approximately $42.1 million and the amount available on its revolving credit facility was $1.66 billion (net of $20.7 million which was restricted/dedicated to support letters of credit and net of $315.0 million outstanding on the commercial paper program).

During the quarter ended March 31, 2017, the Company generated proceeds from various transactions, which included the following:

•	Disposed of one consolidated rental property and one land parcel, receiving net proceeds of approximately $80.1 million; and
•

Issued approximately 0.1 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $4.7 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the quarter ended March 31, 2017, the above proceeds along with net cash flow from operations and availability on the Company's revolving line of credit and commercial paper program were primarily utilized to:

•	Invest $103.3 million primarily in development projects; and
•	Repay $353.7 million of mortgage loans and incur a prepayment penalty of approximately $11.7 million.

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).  EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR.  Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR.  The program currently has a maturity of June 2019.  EQR has the authority to issue 13.0 million shares but has not issued any shares under this program since September 2012.  Through April 28, 2017, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees.  The Company may repurchase up to 13.0 million Common Shares under this program. No open market repurchases have occurred since 2008.  As of April 28, 2017, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of March 31, 2017 are as follows:

Debt Summary as of March 31, 2017

($ in thousands)

				Weighted
			Weighted	Average
			Average	Maturities
	Amounts (1)	% of Total	Rates (1)	(years)
Secured	$3,766,762	42.2%	4.43%	5.9
Unsecured	5,163,163	57.8%	4.37%	9.2
Total	$8,929,925	100.0%	4.40%	7.8
Fixed Rate Debt:
Secured – Conventional	$3,130,010	35.0%	5.02%	4.7
Unsecured – Public	4,399,172	49.3%	4.80%	10.6
Fixed Rate Debt	7,529,182	84.3%	4.89%	8.1
Floating Rate Debt:
Secured – Conventional	7,044	0.1%	0.75%	16.6
Secured – Tax Exempt	629,708	7.1%	1.33%	11.5
Unsecured – Public (2)	449,305	5.0%	1.62%	2.2
Unsecured – Revolving Credit Facility (3)	—	—	—	4.8
Unsecured – Commercial Paper Program (4)	314,686	3.5%	1.09%	—
Floating Rate Debt	1,400,743	15.7%	1.39%	6.2
Total	$8,929,925	100.0%	4.40%	7.8

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the quarter ended March 31, 2017.
(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.
(3)

The Company’s $2.0 billion unsecured revolving credit facility matures January 10, 2022.  The interest rate on advances under the credit facility will generally be LIBOR plus a spread (currently 0.825%) and an annual facility fee (currently 12.5 basis points).  Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt.  As of March 31, 2017, there was approximately $1.66 billion available on the Company’s unsecured revolving credit facility (net of $20.7 million which was restricted/dedicated to support letters of credit and net of $315.0 million outstanding on the commercial paper program).

(4)

The Company may borrow up to a maximum of $500.0 million on the commercial paper program subject to market conditions.  The notes bear interest at various floating rates with a weighted average of 1.09% for the quarter ended March 31, 2017 and a weighted average maturity of 26 days as of March 31, 2017.

Note: The Company capitalized interest of approximately $8.2 million and $14.2 million during the quarters ended March 31, 2017 and 2016, respectively.

Debt Maturity Schedule as of March 31, 2017

($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2017	$593,622		$318,300	(2)	$911,922	10.1%	6.20%	4.49%
2018	83,056		100,735		183,791	2.0%	5.58%	3.33%
2019	507,071	(3)	477,251		984,322	10.9%	5.17%	3.42%
2020	1,678,950	(4)	10,500		1,689,450	18.7%	5.49%	5.46%
2021	927,882		12,600		940,482	10.4%	4.64%	4.59%
2022	265,737		13,800		279,537	3.1%	3.26%	3.15%
2023	1,327,218		15,300		1,342,518	14.9%	3.74%	3.71%
2024	1,711		17,100		18,811	0.2%	4.89%	1.25%
2025	451,797		19,600		471,397	5.2%	3.38%	3.28%
2026	593,912		21,700		615,612	6.8%	3.59%	3.49%
2027+	1,141,276		457,665		1,598,941	17.7%	4.52%	3.48%
Subtotal	7,572,232		1,464,551		9,036,783	100.0%	4.59%	4.07%
Deferred Financing Costs and Unamortized (Discount)	(43,050)		(63,808)		(106,858)	N/A	N/A	N/A
Total	$7,529,182		$1,400,743		$8,929,925	100.0%	4.59%	4.07%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of March 31, 2017.
(2)	Includes $315.0 million in principal outstanding on the Company’s commercial paper program. The Company may borrow up to a maximum of $500.0 million on the program subject to market conditions.
(3)	Includes a $500.0 million 5.19% mortgage loan with a maturity date of October 1, 2019 that can be prepaid at par beginning October 1, 2018.
(4)

Includes a $550.0 million 6.08% mortgage loan with a maturity date of March 1, 2020 that can be prepaid at par beginning March 1, 2019.  Also includes a $500.0 million 5.78% mortgage loan with a maturity date of July 1, 2020 that can be prepaid at par beginning July 1, 2019.

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

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2017 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential

Capital Structure as of March 31, 2017

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$3,766,762	42.2%
Unsecured Debt			5,163,163	57.8%
Total Debt			8,929,925	100.0%	27.3%
Common Shares (includes Restricted Shares)	367,137,757	96.4%
Units (includes OP Units and Restricted Units)	13,827,472	3.6%
Total Shares and Units	380,965,229	100.0%
Common Share Price at March 31, 2017	$62.22
			23,703,657	99.8%
Perpetual Preferred Equity (see below)			37,280	0.2%
Total Equity			23,740,937	100.0%	72.7%
Total Market Capitalization			$32,670,862		100.0%

Equity Residential

Perpetual Preferred Equity as of March 31, 2017

(Amounts in thousands except for share and per share amounts)

				Annual	Annual
	Redemption	Outstanding	Liquidation	Dividend	Dividend
Series	Date	Shares	Value	Per Share	Amount
Preferred Shares:
8.29% Series K	12/10/26	745,600	$37,280	$4.145	$3,091
Total Perpetual Preferred Equity		745,600	$37,280		$3,091

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of March 31, 2017 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership

Capital Structure as of March 31, 2017

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$3,766,762	42.2%
Unsecured Debt		5,163,163	57.8%
Total Debt		8,929,925	100.0%	27.3%
Total outstanding Units	380,965,229
Common Share Price at March 31, 2017	$62.22
		23,703,657	99.8%
Perpetual Preference Units (see below)		37,280	0.2%
Total Equity		23,740,937	100.0%	72.7%
Total Market Capitalization		$32,670,862		100.0%

ERP Operating Limited Partnership

Perpetual Preference Units as of March 31, 2017

(Amounts in thousands except for unit and per unit amounts)

				Annual	Annual
	Redemption	Outstanding	Liquidation	Dividend	Dividend
Series	Date	Units	Value	Per Unit	Amount
Preference Units:
8.29% Series K	12/10/26	745,600	$37,280	$4.145	$3,091
Total Perpetual Preference Units		745,600	$37,280		$3,091

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

The Company has a flexible dividend policy which it believes will generate payouts closely aligned with the actual annual operating results of the Company’s core business and provide transparency to investors.  Beginning in 2014, the Company began paying its regular annual dividend based on 65% of the midpoint of the range of Normalized FFO guidance customarily provided as part of the Company's fourth quarter earnings release.  The Company expects the 2017 regular annual dividend payout will be $2.015 per share/unit and the Company intends to pay four regular quarterly dividends of $0.50375 per share/unit in 2017.  All future dividends remain subject to the discretion of the Board of Trustees. The above assumption is based on current expectations and is forward-looking.

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

The Company also expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes, line of credit and commercial paper program.  Of the $25.5 billion in investment in real estate on the Company’s balance sheet at March 31, 2017, $19.2 billion or 75.4% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

ERPOP's long-term senior debt ratings and short-term commercial paper ratings as well as EQR's long-term preferred equity ratings as of April 28, 2017 are as follows:

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

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness.  The Company does not intend to borrow more than $2.0 billion on the commercial paper program and new revolving credit facility combined.  As of April 28, 2017, there was a balance of $480.0 million outstanding on the commercial paper program.

As of April 28, 2017, no amounts were outstanding and the amount available on the revolving credit facility was $1.5 billion (net of $20.7 million which was restricted/dedicated to support letters of credit and net of $480.0 million outstanding on the commercial paper program).  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to March 31, 2017.

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

For the quarter ended March 31, 2017, our actual improvements to real estate totaled approximately $39.3 million.  This includes the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Quarter Ended March 31, 2017

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements (3)	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (4)	71,000	$18,299	$258	$19,284	$271	$37,583	$529
Non-Same Store Properties (5)	5,553	699	134	862	165	1,561	299
Other (6)	—	21		132		153
Total	76,553	$19,019		$20,278		$39,297

(1)	Total Apartment Units – Excludes 945 unconsolidated apartment units for which capital expenditures to real estate are self-funded and do not consolidate into the Company's results.
(2)

Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting.  Replacements for same store properties also include $10.8 million spent during the first quarter of 2017 on apartment unit renovations/rehabs (primarily kitchens and baths) on approximately 740 same store apartment units (equating to approximately $14,700 per apartment unit rehabbed) designed to reposition these units for higher rental levels in their respective markets.

(3)

Building Improvements – Includes roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)	Same Store Properties – Primarily includes all properties acquired or completed that are stabilized prior to January 1, 2016, less properties subsequently sold.
(5)

Non-Same Store Properties – Primarily includes all properties acquired during 2016 and 2017, plus any properties in lease-up and not stabilized as of January 1, 2016. Per apartment unit amounts are based on a weighted average of 5,212 apartment units.

(6)	Other – Primarily includes expenditures for properties sold and properties under development.

The Company estimates that during 2017 it will spend approximately $2,600 per apartment unit of capital expenditures, inclusive of apartment unit renovation/rehab costs, or $1,900 per apartment unit excluding apartment unit renovation/rehab costs. During 2017, the Company expects to spend approximately $50.0 million for all unit renovation/rehab costs (primarily on same store properties) at an average cost of $11,000 per apartment unit rehabbed.  These anticipated amounts represent an increase as a percentage of rental revenues, in the cost per unit and in the absolute dollar amounts over 2016. These increases include approximately $17.0 million or approximately $250 per apartment unit of additional estimated expenditures for resident focused renovation projects such as common areas and fitness centers in order to remain competitive with the new luxury supply being delivered in many of our markets. We will continue to create value from our properties by doing those rehabs that meet our investment criteria.  The above assumptions are based on current expectations and are forward-looking.

During the quarter ended March 31, 2017, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $0.3 million.  The Company expects to fund approximately $2.8 million in total non-real estate capital additions for the remainder of 2017.  These anticipated fundings represent a decrease over 2016, which is primarily driven by the substantial completion of the implementation of new systems during 2016.  The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2017.

Other

Total distributions paid in April 2017 amounted to $191.6 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the first quarter ended March 31, 2017.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has various unconsolidated interests in certain joint ventures.  The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its consolidated operating and/or other activities.

Operating Properties

The Company has a 75% equity interest in the Wisconsin Place joint venture.  The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities.  The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components.  The joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility. At March 31, 2017, the basis of this investment was $46.3 million. The joint venture, as a limited partner, does not have substantive kick-out or participating rights in the entity.  As a result, the entity qualifies as a VIE. The joint venture does not have a controlling financial interest in the VIE and is not the VIE’s primary beneficiary.  The joint venture does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures.  The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and the Company's interest had a basis of $4.8 million at March 31, 2017.  The Domain joint venture owns a 444 unit apartment property located in San Jose, California and the Company's interest had a basis of $9.0 million at March 31, 2017.  Nexus Sawgrass and Domain were completed and stabilized during the quarters ended September 30, 2014 and March 31, 2015, respectively.  Construction on both properties was predominantly funded with long-term, non-recourse secured loans from the partner.  The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021.  The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022.  While the Company is the managing member of both of the joint ventures, was responsible for constructing both of the properties and gave certain construction cost overrun guarantees, the joint venture partner has significant participating rights and has active involvement in and oversight of the operations.  As a result, the entities do not qualify as VIEs.  The Company alone does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance and as a result, the entities are unconsolidated and recorded using the equity method of accounting.  The Company currently has no further funding obligations related to these properties.

Other

In the first quarter of 2017, the Company agreed to a maximum investment of $5.0 million in a private equity fund which primarily focuses on real estate technology investments.  The Company will account for the investment under the equity method of accounting.  As of March 31, 2017, the Company had funded $0.8 million towards its capital commitment.

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company entered into three limited liability company agreements (collectively, the “Residual JV”).  The Residual JV owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation.  The Residual JV is owned 60% by the Company and 40% by its joint venture partner.  The Company's initial investment was $147.6 million and the Company's basis at March 31, 2017 was a net obligation of $1.4 million.  The Residual JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner.  Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners.  As a result, the Residual JV does not qualify as a VIE.  The Company alone does not have the power to direct the activities of the Residual JV that most significantly impact the Residual JV's economic performance and as a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.  The Residual JV has sold all of the real estate assets that were acquired as part of the acquisition of Archstone, including all of the German assets, and is in the process of winding down all remaining activities.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements.  At March 31, 2017, the remaining preferred interests had an aggregate liquidation value of $39.9 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets.  Obligations of the Legacy JV are borne 60% by the Company and 40% by its joint venture partner. The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner.  Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners.  As a result, the Legacy JV does not qualify as a VIE.  The Company alone does not have the power to direct the activities of the Legacy JV that most significantly impact the Legacy JV's economic performance and as a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

As of March 31, 2017, the Company has five wholly owned projects totaling 1,720 apartment units in various stages of development with estimated completion dates ranging through December 31, 2018, as well as other completed development projects that are in various stages of lease up or are stabilized.  See also Note 12 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company's development projects.

See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.

The Company’s contractual obligations for the next five years and thereafter have not changed materially from the amounts and disclosures included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K.  See the updated debt maturity schedule included in Liquidity and Capital Resources for further discussion.

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

Acquisition of Investment Properties

The Company allocates the purchase price of properties that do not meet the definition of a business to net tangible and identified intangible assets acquired based on their relative fair values.  In making estimates of relative fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data.  The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets acquired.

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

During the quarters ended March 31, 2017 and 2016, the Company capitalized $4.3 million and $5.7 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the quarters ended March 31, 2017 and 2016:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Quarter Ended March 31,
	2017	2016
Net income	$149,941	$3,731,831
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(788)	(764)
Preferred distributions	(773)	(773)
Net Income available to Common Shares and Units / Units	148,380	3,730,294
Adjustments:
Depreciation	178,968	172,885
Depreciation – Non-real estate additions	(1,298)	(1,408)
Depreciation – Partially Owned Properties	(832)	(994)
Depreciation – Unconsolidated Properties	1,142	1,233
Net (gain) on sales of unconsolidated entities - operating assets	(68)	—
Net (gain) on sales of real estate properties	(36,707)	(3,723,479)
Discontinued operations:
Net (gain) on sales of discontinued operations	—	(15)
FFO available to Common Shares and Units / Units (1) (3) (4)	289,585	178,516
Adjustments:
Asset impairment and valuation allowances	—	—
Write-off of pursuit costs	715	1,448
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/preference unit redemptions and non-cash convertible debt discounts	12,304	120,097
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(18,892)	(11,977)
Other miscellaneous items	9	1,397
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$283,721	$289,481

FFO (1) (3)	$290,358	$179,289
Preferred/preference distributions	(773)	(773)
FFO available to Common Shares and Units / Units (1) (3) (4)	$289,585	$178,516

Normalized FFO (2) (3)	$284,494	$290,254
Preferred/preference distributions	(773)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$283,721	$289,481

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

(2)	Normalized funds from operations (“Normalized FFO”) begins with FFO and excludes:
•	the impact of any expenses relating to non-operating asset impairment and valuation allowances;
•	pursuit cost write-offs;
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
(3)

The Company believes that FFO and FFO available to Common Shares and Units / Units are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to dispositions of depreciable property and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to Common Shares and Units / Units can help compare the operating performance of a company’s real estate between periods or as compared to different companies.  The Company also believes that Normalized FFO and Normalized FFO available to Common Shares and Units / Units are helpful to investors as supplemental measures of the operating performance of a real estate company because they allow investors to compare the Company's operating performance to its performance in prior reporting periods and to the operating performance of other real estate companies without the effect of items that by their nature are not comparable from period to period and tend to obscure the Company's actual operating results.  FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units do not represent net income, net income available to Common Shares / Units or net cash flows from operating activities in accordance with GAAP.  Therefore, FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units should not be exclusively considered as alternatives to net income, net income available to Common Shares / Units or net cash flows from operating activities as determined by GAAP or as a measure of liquidity.  The Company's calculation of FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

(4)

FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units are calculated on a basis consistent with net income available to Common Shares / Units and reflects adjustments to net income for preferred distributions and premiums on redemption of preferred shares/preference units in accordance with GAAP.  The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units are collectively referred to as the "Noncontrolling Interests –Operating Partnership".  Subject to certain restrictions, the Noncontrolling Interests –Operating Partnership may exchange their OP Units for Common Shares on a one-for-one basis.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s and the Operating Partnership’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.  See the Current Environment section of Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations relating to market risk and the current economic environment.  See also Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative and other fair value instruments.

Item 4. Controls and Procedures

Equity Residential

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2017, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the first quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2017, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended March 31, 2017 - Equity Residential

During the quarter ended March 31, 2017, EQR issued 1,087,684 Common Shares in exchange for 1,087,684 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits – See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	May 4, 2017	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 4, 2017	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	May 4, 2017	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 4, 2017	By:	/s/ Ian S. Kaufman
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

Attached herein.

101

XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.

Attached herein.