Form 10-Q
period 2017-06-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2017-08-04
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 28, 2017 was 367,313,257.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2017 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of June 30, 2017 owned an approximate 96.4% ownership interest in, ERPOP.  The remaining 3.6% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Investment in real estate
Land	$5,927,949	$5,899,862
Depreciable property	19,123,571	18,730,579
Projects under development	325,823	637,168
Land held for development	112,474	118,816
Investment in real estate	25,489,817	25,386,425
Accumulated depreciation	(5,671,510)	(5,360,389)
Investment in real estate, net	19,818,307	20,026,036
Cash and cash equivalents	37,719	77,207
Investments in unconsolidated entities	59,246	60,141
Deposits – restricted	254,378	76,946
Escrow deposits – mortgage	21,016	64,935
Other assets	445,909	398,883
Total assets	$20,636,575	$20,704,148

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$3,743,363	$4,119,181
Notes, net	4,456,365	4,848,079
Line of credit and commercial paper	764,361	19,998
Accounts payable and accrued expenses	137,920	147,482
Accrued interest payable	48,823	60,946
Other liabilities	324,002	350,466
Security deposits	63,648	62,624
Distributions payable	191,717	192,296
Total liabilities	9,730,199	9,801,072

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	380,519	442,092
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of June 30, 2017 and December 31, 2016	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 367,298,765 shares issued and outstanding as of June 30, 2017 and 365,870,924 shares issued and outstanding as of December 31, 2016	3,673	3,659
Paid in capital	8,838,804	8,758,422
Retained earnings	1,511,899	1,543,626
Accumulated other comprehensive (loss)	(101,151)	(113,909)
Total shareholders’ equity	10,290,505	10,229,078
Noncontrolling Interests:
Operating Partnership	229,049	221,297
Partially Owned Properties	6,303	10,609
Total Noncontrolling Interests	235,352	231,906
Total equity	10,525,857	10,460,984
Total liabilities and equity	$20,636,575	$20,704,148

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2017	2016	2017	2016
REVENUES
Rental income	$1,216,219	$1,211,104	$612,299	$594,939
Fee and asset management	361	3,133	181	215
Total revenues	1,216,580	1,214,237	612,480	595,154
EXPENSES
Property and maintenance	201,924	205,472	99,316	96,307
Real estate taxes and insurance	169,231	157,611	87,503	77,415
Property management	43,841	44,486	21,589	20,991
General and administrative	27,799	35,013	13,626	18,296
Depreciation	358,864	349,012	179,896	176,127
Total expenses	801,659	791,594	401,930	389,136

Operating income	414,921	422,643	210,550	206,018

Interest and other income	1,763	59,583	1,162	56,525
Other expenses	(2,132)	(4,060)	(1,042)	(1,504)
Interest:
Expense incurred, net	(197,434)	(299,964)	(91,224)	(86,472)
Amortization of deferred financing costs	(4,383)	(7,739)	(2,087)	(2,345)
Income before income and other taxes, (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	212,735	170,463	117,359	172,222
Income and other tax (expense) benefit	(482)	(763)	(220)	(413)
(Loss) from investments in unconsolidated entities	(1,755)	(1,904)	(682)	(800)
Net gain on sales of real estate properties	124,433	3,780,835	87,726	57,356
Net gain (loss) on sales of land parcels	19,170	11,722	(23)	—
Income from continuing operations	354,101	3,960,353	204,160	228,365
Discontinued operations, net	—	(122)	—	35
Net income	354,101	3,960,231	204,160	228,400
Net (income) attributable to Noncontrolling Interests:
Operating Partnership	(12,765)	(152,089)	(7,354)	(8,780)
Partially Owned Properties	(1,553)	(1,545)	(765)	(781)
Net income attributable to controlling interests	339,783	3,806,597	196,041	218,839
Preferred distributions	(1,546)	(1,545)	(773)	(772)
Net income available to Common Shares	$338,237	$3,805,052	$195,268	$218,067
Earnings per share – basic:
Income from continuing operations available to Common Shares	$0.92	$10.43	$0.53	$0.60
Net income available to Common Shares	$0.92	$10.43	$0.53	$0.60
Weighted average Common Shares outstanding	366,713	364,820	366,820	365,047
Earnings per share – diluted:
Income from continuing operations available to Common Shares	$0.92	$10.36	$0.53	$0.59
Net income available to Common Shares	$0.92	$10.36	$0.53	$0.59
Weighted average Common Shares outstanding	382,505	382,012	382,692	382,065

Distributions declared per Common Share outstanding	$1.0075	$9.0075	$0.50375	$0.50375

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2017	2016	2017	2016
Comprehensive income
Net income	$354,101	$3,960,231	$204,160	$228,400
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	3,507	(4,467)	3,507	(1,561)
Losses reclassified into earnings from other comprehensive income	9,251	32,922	4,668	4,268
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the period	—	50	—	(25)
Other comprehensive income	12,758	28,505	8,175	2,682
Comprehensive income	366,859	3,988,736	212,335	231,082
Comprehensive (income) attributable to Noncontrolling Interests	(14,782)	(154,734)	(8,416)	(9,664)
Comprehensive income attributable to controlling interests	$352,077	$3,834,002	$203,919	$221,418

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$354,101	$3,960,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	358,864	349,012
Amortization of deferred financing costs	4,383	7,739
Amortization of above/below market leases	1,717	1,708
Amortization of discounts and premiums on debt	3,359	(19,010)
Amortization of deferred settlements on derivative instruments	9,246	32,850
Write-off of pursuit costs	1,546	2,563
Loss from investments in unconsolidated entities	1,755	1,904
Distributions from unconsolidated entities – return on capital	1,345	1,482
Net (gain) on sales of investment securities and other investments	—	(55,156)
Net (gain) on sales of real estate properties	(124,433)	(3,780,835)
Net (gain) on sales of land parcels	(19,170)	(11,722)
Net (gain) on sales of discontinued operations	—	(15)
Compensation paid with Company Common Shares	15,027	20,729
Changes in assets and liabilities:
Decrease in deposits – restricted	310	9,121
Decrease (increase) in mortgage deposits	900	(840)
(Increase) decrease in other assets	(39,845)	29,944
Increase in accounts payable and accrued expenses	24,503	7,837
(Decrease) in accrued interest payable	(12,123)	(27,046)
(Decrease) in other liabilities	(32,476)	(42,080)
Increase (decrease) in security deposits	1,024	(13,340)
Net cash provided by operating activities	550,033	475,076
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(57,066)	(160,680)
Investment in real estate – development/other	(175,887)	(312,853)
Capital expenditures to real estate	(89,297)	(74,450)
Non-real estate capital additions	(654)	(3,259)
Interest capitalized for real estate under development	(16,626)	(28,386)
Proceeds from disposition of real estate, net	297,298	6,415,181
Investments in unconsolidated entities	(2,488)	(1,829)
Distributions from unconsolidated entities – return of capital	113	524
Proceeds from sale of investment securities and other investments	—	68,528
(Increase) in deposits on real estate acquisitions and investments, net	(177,742)	(30,815)
(Increase) decrease in mortgage deposits	(4,108)	46
Net cash (used for) provided by investing activities	(226,457)	5,872,007

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(2)	$(437)
Mortgage deposits	47,127	(3,971)
Mortgage notes payable, net:
Lump sum payoffs	(370,420)	(556,499)
Scheduled principal repayments	(6,971)	(4,740)
Notes, net:
Lump sum payoffs	(394,077)	(1,500,000)
Line of credit and commercial paper:
Line of credit proceeds	890,000	246,000
Line of credit repayments	(625,000)	(246,000)
Commercial paper proceeds	2,608,895	1,324,784
Commercial paper repayments	(2,131,500)	(1,712,472)
Proceeds from Employee Share Purchase Plan (ESPP)	2,111	2,023
Proceeds from exercise of options	8,143	26,141
Payment of offering costs	(36)	—
Other financing activities, net	(40)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	125	—
Contributions – Noncontrolling Interests – Operating Partnership	—	1
Distributions:
Common Shares	(369,244)	(3,306,704)
Preferred Shares	(2,318)	(1,545)
Noncontrolling Interests – Operating Partnership	(13,913)	(130,383)
Noncontrolling Interests – Partially Owned Properties	(5,944)	(27,681)
Net cash (used for) financing activities	(363,064)	(5,891,516)
Net (decrease) increase in cash and cash equivalents	(39,488)	455,567
Cash and cash equivalents, beginning of period	77,207	42,276
Cash and cash equivalents, end of period	$37,719	$497,843

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$197,336	$313,480
Net cash paid for income and other taxes	$624	$1,166
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$43,400
Amortization of deferred financing costs:
Other assets	$1,206	$1,527
Mortgage notes payable, net	$1,378	$2,617
Notes, net	$1,799	$3,595
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$195	$(21,476)
Notes, net	$1,196	$2,054
Line of credit and commercial paper	$1,968	$412
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(5)	$(72)
Accumulated other comprehensive income	$9,251	$32,922
Write-off of pursuit costs:
Investment in real estate, net	$1,505	$2,072
Other assets	$21	$390
Accounts payable and accrued expenses	$20	$101
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,025	$1,122
Other liabilities	$730	$782
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(2,877)	$(8,390)
Notes, net	$(630)	$8,390
Other liabilities	$—	$4,467
Accumulated other comprehensive income	$3,507	$(4,467)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(1,588)	$(929)
Other liabilities	$(900)	$(900)
Debt financing costs:
Mortgage notes payable, net	$—	$(437)
Notes, net	$(2)	$—
Other:
Foreign currency translation adjustments	$—	$(50)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)

(Unaudited)

Six Months Ended
June 30, 2017
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$37,280
Balance, end of period	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,659
Conversion of OP Units into Common Shares	11
Exercise of share options	2
Share-based employee compensation expense:
Restricted shares	1
Balance, end of period	$3,673
PAID IN CAPITAL
Balance, beginning of year	$8,758,422
Common Share Issuance:
Conversion of OP Units into Common Shares	14,611
Exercise of share options	8,141
Employee Share Purchase Plan (ESPP)	2,111
Share-based employee compensation expense:
Restricted shares	5,381
Share options	5,979
ESPP discount	414
Offering costs	(36)
Supplemental Executive Retirement Plan (SERP)	(666)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	30,351
Adjustment for Noncontrolling Interests ownership in Operating Partnership	14,096
Balance, end of period	$8,838,804
RETAINED EARNINGS
Balance, beginning of year	$1,543,626
Net income attributable to controlling interests	339,783
Common Share distributions	(369,964)
Preferred Share distributions	(1,546)
Balance, end of period	$1,511,899
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(113,909)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	3,507
Losses reclassified into earnings from other comprehensive income	9,251
Balance, end of period	$(101,151)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)

(Amounts in thousands)

(Unaudited)

Six Months Ended
June 30, 2017
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$221,297
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(14,622)
Equity compensation associated with Noncontrolling Interests	5,869
Net income attributable to Noncontrolling Interests	12,765
Distributions to Noncontrolling Interests	(13,386)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	31,222
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(14,096)
Balance, end of period	$229,049
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$10,609
Net income attributable to Noncontrolling Interests	1,553
Contributions by Noncontrolling Interests	125
Distributions to Noncontrolling Interests	(5,984)
Balance, end of period	$6,303

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30,	December 31,
	2017	2016
ASSETS
Investment in real estate
Land	$5,927,949	$5,899,862
Depreciable property	19,123,571	18,730,579
Projects under development	325,823	637,168
Land held for development	112,474	118,816
Investment in real estate	25,489,817	25,386,425
Accumulated depreciation	(5,671,510)	(5,360,389)
Investment in real estate, net	19,818,307	20,026,036
Cash and cash equivalents	37,719	77,207
Investments in unconsolidated entities	59,246	60,141
Deposits – restricted	254,378	76,946
Escrow deposits – mortgage	21,016	64,935
Other assets	445,909	398,883
Total assets	$20,636,575	$20,704,148

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$3,743,363	$4,119,181
Notes, net	4,456,365	4,848,079
Line of credit and commercial paper	764,361	19,998
Accounts payable and accrued expenses	137,920	147,482
Accrued interest payable	48,823	60,946
Other liabilities	324,002	350,466
Security deposits	63,648	62,624
Distributions payable	191,717	192,296
Total liabilities	9,730,199	9,801,072

Commitments and contingencies

Redeemable Limited Partners	380,519	442,092
Capital:
Partners' Capital:
Preference Units	37,280	37,280
General Partner	10,354,376	10,305,707
Limited Partners	229,049	221,297
Accumulated other comprehensive (loss)	(101,151)	(113,909)
Total partners' capital	10,519,554	10,450,375
Noncontrolling Interests – Partially Owned Properties	6,303	10,609
Total capital	10,525,857	10,460,984
Total liabilities and capital	$20,636,575	$20,704,148

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2017	2016	2017	2016
REVENUES
Rental income	$1,216,219	$1,211,104	$612,299	$594,939
Fee and asset management	361	3,133	181	215
Total revenues	1,216,580	1,214,237	612,480	595,154
EXPENSES
Property and maintenance	201,924	205,472	99,316	96,307
Real estate taxes and insurance	169,231	157,611	87,503	77,415
Property management	43,841	44,486	21,589	20,991
General and administrative	27,799	35,013	13,626	18,296
Depreciation	358,864	349,012	179,896	176,127
Total expenses	801,659	791,594	401,930	389,136

Operating income	414,921	422,643	210,550	206,018

Interest and other income	1,763	59,583	1,162	56,525
Other expenses	(2,132)	(4,060)	(1,042)	(1,504)
Interest:
Expense incurred, net	(197,434)	(299,964)	(91,224)	(86,472)
Amortization of deferred financing costs	(4,383)	(7,739)	(2,087)	(2,345)
Income before income and other taxes, (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	212,735	170,463	117,359	172,222
Income and other tax (expense) benefit	(482)	(763)	(220)	(413)
(Loss) from investments in unconsolidated entities	(1,755)	(1,904)	(682)	(800)
Net gain on sales of real estate properties	124,433	3,780,835	87,726	57,356
Net gain (loss) on sales of land parcels	19,170	11,722	(23)	—
Income from continuing operations	354,101	3,960,353	204,160	228,365
Discontinued operations, net	—	(122)	—	35
Net income	354,101	3,960,231	204,160	228,400
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,553)	(1,545)	(765)	(781)
Net income attributable to controlling interests	$352,548	$3,958,686	$203,395	$227,619
ALLOCATION OF NET INCOME:
Preference Units	$1,546	$1,545	$773	$772

General Partner	$338,237	$3,805,052	$195,268	$218,067
Limited Partners	12,765	152,089	7,354	8,780
Net income available to Units	$351,002	$3,957,141	$202,622	$226,847
Earnings per Unit – basic:
Income from continuing operations available to Units	$0.92	$10.43	$0.53	$0.60
Net income available to Units	$0.92	$10.43	$0.53	$0.60
Weighted average Units outstanding	379,619	378,612	379,733	378,934
Earnings per Unit – diluted:
Income from continuing operations available to Units	$0.92	$10.36	$0.53	$0.59
Net income available to Units	$0.92	$10.36	$0.53	$0.59
Weighted average Units outstanding	382,505	382,012	382,692	382,065

Distributions declared per Unit outstanding	$1.0075	$9.0075	$0.50375	$0.50375

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2017	2016	2017	2016
Comprehensive income
Net income	$354,101	$3,960,231	$204,160	$228,400
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	3,507	(4,467)	3,507	(1,561)
Losses reclassified into earnings from other comprehensive income	9,251	32,922	4,668	4,268
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the period	—	50	—	(25)
Other comprehensive income	12,758	28,505	8,175	2,682
Comprehensive income	366,859	3,988,736	212,335	231,082
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,553)	(1,545)	(765)	(781)
Comprehensive income attributable to controlling interests	$365,306	$3,987,191	$211,570	$230,301

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$354,101	$3,960,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	358,864	349,012
Amortization of deferred financing costs	4,383	7,739
Amortization of above/below market leases	1,717	1,708
Amortization of discounts and premiums on debt	3,359	(19,010)
Amortization of deferred settlements on derivative instruments	9,246	32,850
Write-off of pursuit costs	1,546	2,563
Loss from investments in unconsolidated entities	1,755	1,904
Distributions from unconsolidated entities – return on capital	1,345	1,482
Net (gain) on sales of investment securities and other investments	—	(55,156)
Net (gain) on sales of real estate properties	(124,433)	(3,780,835)
Net (gain) on sales of land parcels	(19,170)	(11,722)
Net (gain) on sales of discontinued operations	—	(15)
Compensation paid with Company Common Shares	15,027	20,729
Changes in assets and liabilities:
Decrease in deposits – restricted	310	9,121
Decrease (increase) in mortgage deposits	900	(840)
(Increase) decrease in other assets	(39,845)	29,944
Increase in accounts payable and accrued expenses	24,503	7,837
(Decrease) in accrued interest payable	(12,123)	(27,046)
(Decrease) in other liabilities	(32,476)	(42,080)
Increase (decrease) in security deposits	1,024	(13,340)
Net cash provided by operating activities	550,033	475,076
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(57,066)	(160,680)
Investment in real estate – development/other	(175,887)	(312,853)
Capital expenditures to real estate	(89,297)	(74,450)
Non-real estate capital additions	(654)	(3,259)
Interest capitalized for real estate under development	(16,626)	(28,386)
Proceeds from disposition of real estate, net	297,298	6,415,181
Investments in unconsolidated entities	(2,488)	(1,829)
Distributions from unconsolidated entities – return of capital	113	524
Proceeds from sale of investment securities and other investments	—	68,528
(Increase) in deposits on real estate acquisitions and investments, net	(177,742)	(30,815)
(Increase) decrease in mortgage deposits	(4,108)	46
Net cash (used for) provided by investing activities	(226,457)	5,872,007

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(2)	$(437)
Mortgage deposits	47,127	(3,971)
Mortgage notes payable, net:
Lump sum payoffs	(370,420)	(556,499)
Scheduled principal repayments	(6,971)	(4,740)
Notes, net:
Lump sum payoffs	(394,077)	(1,500,000)
Line of credit and commercial paper:
Line of credit proceeds	890,000	246,000
Line of credit repayments	(625,000)	(246,000)
Commercial paper proceeds	2,608,895	1,324,784
Commercial paper repayments	(2,131,500)	(1,712,472)
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	2,111	2,023
Proceeds from exercise of EQR options	8,143	26,141
Payment of offering costs	(36)	—
Other financing activities, net	(40)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	125	—
Contributions – Limited Partners	—	1
Distributions:
OP Units – General Partner	(369,244)	(3,306,704)
Preference Units	(2,318)	(1,545)
OP Units – Limited Partners	(13,913)	(130,383)
Noncontrolling Interests – Partially Owned Properties	(5,944)	(27,681)
Net cash (used for) financing activities	(363,064)	(5,891,516)
Net (decrease) increase in cash and cash equivalents	(39,488)	455,567
Cash and cash equivalents, beginning of period	77,207	42,276
Cash and cash equivalents, end of period	$37,719	$497,843

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$197,336	$313,480
Net cash paid for income and other taxes	$624	$1,166
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$43,400
Amortization of deferred financing costs:
Other assets	$1,206	$1,527
Mortgage notes payable, net	$1,378	$2,617
Notes, net	$1,799	$3,595
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$195	$(21,476)
Notes, net	$1,196	$2,054
Line of credit and commercial paper	$1,968	$412
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(5)	$(72)
Accumulated other comprehensive income	$9,251	$32,922
Write-off of pursuit costs:
Investment in real estate, net	$1,505	$2,072
Other assets	$21	$390
Accounts payable and accrued expenses	$20	$101
Loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,025	$1,122
Other liabilities	$730	$782
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(2,877)	$(8,390)
Notes, net	$(630)	$8,390
Other liabilities	$—	$4,467
Accumulated other comprehensive income	$3,507	$(4,467)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(1,588)	$(929)
Other liabilities	$(900)	$(900)
Debt financing costs:
Mortgage notes payable, net	$—	$(437)
Notes, net	$(2)	$—
Other:
Foreign currency translation adjustments	$—	$(50)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(Amounts in thousands)

(Unaudited)

Six Months Ended
June 30, 2017
PARTNERS' CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$37,280
Balance, end of period	$37,280
GENERAL PARTNER
Balance, beginning of year	$10,305,707
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	14,622
Exercise of EQR share options	8,143
EQR's Employee Share Purchase Plan (ESPP)	2,111
Share-based employee compensation expense:
EQR restricted shares	5,382
EQR share options	5,979
EQR ESPP discount	414
Net income available to Units – General Partner	338,237
OP Units – General Partner distributions	(369,964)
Offering costs	(36)
Supplemental Executive Retirement Plan (SERP)	(666)
Change in market value of Redeemable Limited Partners	30,351
Adjustment for Limited Partners ownership in Operating Partnership	14,096
Balance, end of period	$10,354,376
LIMITED PARTNERS
Balance, beginning of year	$221,297
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(14,622)
Equity compensation associated with Units – Limited Partners	5,869
Net income available to Units – Limited Partners	12,765
Units – Limited Partners distributions	(13,386)
Change in carrying value of Redeemable Limited Partners	31,222
Adjustment for Limited Partners ownership in Operating Partnership	(14,096)
Balance, end of period	$229,049
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(113,909)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	3,507
Losses reclassified into earnings from other comprehensive income	9,251
Balance, end of period	$(101,151)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands)

(Unaudited)

Six Months Ended
June 30, 2017
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$10,609
Net income attributable to Noncontrolling Interests	1,553
Contributions by Noncontrolling Interests	125
Distributions to Noncontrolling Interests	(5,984)
Balance, end of period	$6,303

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

EQR is the general partner of, and as of June 30, 2017 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues public equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of June 30, 2017, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 301 properties located in 10 states and the District of Columbia consisting of 77,034 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	279	72,021
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	17	3,215
Partially Owned Properties – Unconsolidated	2	945
	301	77,034

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications did not have an impact on net income previously reported.  Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Deferred tax assets and liabilities applicable to the TRS are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled.  The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted.  The Company’s deferred tax assets are generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities.  As of June 30, 2017, the Company has recorded a deferred tax asset, which is fully offset by a valuation allowance due to the uncertainty of realization.  The Company currently anticipates electing REIT status for its primary TRS upon filing the 2016 tax return in the third quarter of 2017.  This election will be retroactive to January 1, 2016.

Recently Issued Accounting Pronouncements

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

Recently Adopted Accounting Pronouncements

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

Other

The Company is the controlling partner in various consolidated partnerships owning 17 properties and 3,215 apartment units having a noncontrolling interest book value of $6.3 million at June 30, 2017.  The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries.  Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning four properties having a noncontrolling interest deficit balance of $7.4 million.  These four partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements.  As of June 30, 2017, the Company estimates the value of Noncontrolling Interest distributions for these four properties would have been approximately $64.4 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the four Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on June 30, 2017 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change.  To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units) for the six months ended June 30, 2017:

2017
Common Shares
Common Shares outstanding at January 1,	365,870,924
Common Shares Issued:
Conversion of OP Units	1,101,589
Exercise of share options	195,400
Employee Share Purchase Plan (ESPP)	39,760
Restricted share grants, net	91,092
Common Shares Outstanding at June 30,	367,298,765
Units
Units outstanding at January 1,	14,626,075
Restricted unit grants, net	291,647
Conversion of OP Units to Common Shares	(1,101,589)
Units outstanding at June 30,	13,816,133
Total Common Shares and Units outstanding at June 30,	381,114,898
Units Ownership Interest in Operating Partnership	3.6%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at June 30, 2017 and December 31, 2016.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total.  Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above.  As of June 30, 2017, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $380.5 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the six months ended June 30, 2017 (amounts in thousands):

2017
Balance at January 1,	$442,092
Change in market value	(30,351)
Change in carrying value	(31,222)
Balance at June 30,	$380,519

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

The following table presents the Company’s issued and outstanding Preferred Shares as of June 30, 2017 and December 31, 2016:

			Amounts in thousands
		Annual
	Redemption	Dividend per	June 30,	December 31,
	Date (1)	Share (2)	2017	2016
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding at June 30, 2017 and December 31, 2016	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)

On or after the redemption date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the six months ended June 30, 2017:

2017
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	380,496,999
Issued to General Partner:
Exercise of EQR share options	195,400
EQR’s Employee Share Purchase Plan (ESPP)	39,760
EQR's restricted share grants, net	91,092
Issued to Limited Partners:
Restricted unit grants, net	291,647
General and Limited Partner Units outstanding at June 30,	381,114,898
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,626,075
Limited Partner restricted unit grants, net	291,647
Conversion of Limited Partner OP Units to EQR Common Shares	(1,101,589)
Limited Partner Units outstanding at June 30,	13,816,133
Limited Partner Units Ownership Interest in Operating Partnership	3.6%

The Limited Partners of the Operating Partnership as of June 30, 2017 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units.  Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis.  The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units.  Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR.  Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at June 30, 2017 and December 31, 2016.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total.  Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above.  As of June 30, 2017, the Redeemable Limited Partner Units have a redemption value of approximately $380.5 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the six months ended June 30, 2017 (amounts in thousands):

2017
Balance at January 1,	$442,092
Change in market value	(30,351)
Change in carrying value	(31,222)
Balance at June 30,	$380,519

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

The following table presents the Operating Partnership's issued and outstanding “Preference Units” as of June 30, 2017 and December 31, 2016:

			Amounts in thousands
		Annual
	Redemption	Dividend Per	June 30,	December 31,
	Date (1)	Unit (2)	2017	2016
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding at June 30, 2017 and December 31, 2016	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No shares were repurchased during the six months ended June 30, 2017 and as a result, EQR has remaining authorization to repurchase up to 13.0 million of its shares under the repurchase program as of June 30, 2017.

4.	Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Land	$5,927,949	$5,899,862
Depreciable property:
Buildings and improvements	17,214,313	16,913,430
Furniture, fixtures and equipment	1,441,413	1,346,300
In-Place lease intangibles	467,845	470,849
Projects under development:
Land	61,400	115,876
Construction-in-progress	264,423	521,292
Land held for development:
Land	73,841	84,440
Construction-in-progress	38,633	34,376
Investment in real estate	25,489,817	25,386,425
Accumulated depreciation	(5,671,510)	(5,360,389)
Investment in real estate, net	$19,818,307	$20,026,036

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of June 30, 2017 and December 31, 2016 (amounts in thousands):

Description	Balance Sheet Location	June 30, 2017	December 31, 2016
Assets
Ground lease intangibles – below market	Other Assets	$178,251	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		179,511	179,511
Accumulated amortization		(20,193)	(17,972)
Lease intangible assets, net		$159,318	$161,539

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,270
Lease intangible liabilities		7,670	7,670
Accumulated amortization		(5,013)	(4,509)
Lease intangible liabilities, net		$2,657	$3,161

During the six months ended June 30, 2017 and 2016, the Company amortized approximately $2.2 million in both periods of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income, and amortized approximately $0.5 million in both periods of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.  During the quarters ended June 30, 2017 and 2016, the Company amortized approximately $1.1 million in both periods of above and below market ground lease intangibles which is included (net increase) in property and maintenance expense in the accompanying consolidated statements of operations and comprehensive income, and amortized approximately $0.3 million in both periods of above and below market retail lease intangibles which is included (net increase) in rental income in the accompanying consolidated statements of operations and comprehensive income.

The following table provides a summary of the aggregate amortization expense for above and below market ground lease intangibles and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2017	2018	2019	2020	2021	2022
Ground lease intangibles	$2,161	$4,321	$4,321	$4,321	$4,321	$4,321
Retail lease intangibles	(97)	(71)	(71)	(71)	(71)	(27)
Total	$2,064	$4,250	$4,250	$4,250	$4,250	$4,294

During the six months ended June 30, 2017, the Company acquired the entire equity interest in the following from an unaffiliated party (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	1	136	$57,028
Total	1	136	$57,028

(1)	Purchase price includes an allocation of approximately $9.2 million to land and $47.9 million to depreciable property (inclusive of capitalized closing costs).

During the six months ended June 30, 2017, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	3	904	$266,700
Land Parcels (one)	—	—	33,450
Total	3	904	$300,150

The Company recognized a net gain on sales of real estate properties of approximately $124.4 million and a net gain on sales of land parcels of approximately $19.2 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has entered into a separate agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties	1	160	$115,999
Total	1	160	$115,999

In addition to the property that was subsequently disposed of as discussed in Note 14, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Land Parcels (two)	—	—	$57,725
Total	—	—	$57,725

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized in the preceding paragraphs.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated).  The following tables and information summarize the Company’s investments in partially owned entities as of June 30, 2017 (amounts in thousands except for property and apartment unit amounts):

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE) (1)	Total
Total properties	17	2	—	2
Total apartment units	3,215	945	—	945
Balance sheet information at 6/30/2017 (at 100%):
ASSETS
Investment in real estate	$648,047	$236,332	$172,995	$409,327
Accumulated depreciation	(221,433)	(38,177)	(47,295)	(85,472)
Investment in real estate, net	426,614	198,155	125,700	323,855
Cash and cash equivalents	17,431	5,886	176	6,062
Investments in unconsolidated entities	45,688	—	—	—
Deposits – restricted	361	258	—	258
Other assets	25,300	576	176	752
Total assets	$515,394	$204,875	$126,052	$330,927

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable, net (2)	$301,728	$145,424	$—	$145,424
Accounts payable & accrued expenses	1,550	1,382	107	1,489
Accrued interest payable	1,024	691	—	691
Other liabilities	922	333	55	388
Security deposits	2,010	480	—	480
Total liabilities	307,234	148,310	162	148,472
Noncontrolling Interests – Partially Owned Properties/Partners' equity	6,303	55,881	85,202	141,083
Company equity/General and Limited Partners' Capital	201,857	684	40,688	41,372
Total equity/capital	208,160	56,565	125,890	182,455
Total liabilities and equity/capital	$515,394	$204,875	$126,052	$330,927

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE) (1)	Total
Operating information for the six months ended 6/30/2017 (at 100%):
Operating revenue	$46,278	$13,293	$2,595	$15,888
Operating expenses	11,365	4,425	1,076	5,501
Net operating income	34,913	8,868	1,519	10,387
Property management	1,630	387	38	425
General and administrative/other	29	1	89	90
Depreciation	10,395	5,298	2,750	8,048
Operating income (loss)	22,859	3,182	(1,358)	1,824
Interest and other income	24	—	—	—
Interest:
Expense incurred, net	(6,638)	(4,145)	—	(4,145)
Amortization of deferred financing costs	(135)	—	—	—
Income (loss) before income and other taxes and (loss) from investments in unconsolidated entities	16,110	(963)	(1,358)	(2,321)
Income and other tax (expense) benefit	(34)	(13)	—	(13)
(Loss) from investments in unconsolidated entities	(761)	—	—	—
Net income (loss)	$15,315	$(976)	$(1,358)	$(2,334)

(1)

Includes the Company’s unconsolidated interest in an entity that owns the land underlying our Wisconsin Place apartment property and owns and operates the parking facility.  This entity is excluded from the property and apartment unit count.

(2)	All debt is non-recourse to the Company.

Note: The above tables exclude EQR's ownership interest in ERPOP, private equity fund investments, and the Company's interests in unconsolidated joint ventures established in connection with the acquisition of certain real estate related assets from Archstone Enterprise LP ("Archstone").  These ventures owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation, as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries.  The preferred interests had an aggregate liquidation value of $39.5 million at June 30, 2017.  The ventures are owned 60% by the Company.  See below for further discussion.

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

The Company has a 75% equity interest in the Wisconsin Place joint venture.  The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities.  The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components.  At June 30, 2017, the residential component had a net book value of $168.2 million.  The Company is the managing member and is responsible for conducting all administrative day-to-day matters and affairs of the joint venture as well as implementing all decisions with respect to the joint venture.  The limited partner is not able to exercise substantive kick-out or participating rights.  As a result, the joint venture qualifies as a VIE.  The Company has a controlling financial interest in the VIE and, thus, is the VIE's primary beneficiary.  The Company has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  As a result, the entity that owns the residential component is required to be consolidated on the Company's balance sheet.

The Wisconsin Place joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility.  At June 30, 2017, the basis of this investment was $45.7 million.  The joint venture, as a limited partner, does not have substantive kick-out or participating rights in the entity.  As a result, the entity qualifies as a VIE.  The joint venture does not have a controlling financial interest in the VIE and is not the VIE's primary beneficiary.  The joint venture does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures.  The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and the Company's interest had a basis of $4.6 million at June 30, 2017.  The Domain joint venture owns a 444 unit apartment property located in San Jose, California and the Company's interest had a basis of $8.7 million at June 30, 2017.  Both properties were funded with long-term, non-recourse secured loans from the partner.  The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021.  The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022.  While the Company is the managing member of both of the joint ventures, the joint venture partner has significant participating rights and has active involvement in and oversight of the operations.  As a result, the entities do not qualify as VIEs.  The Company alone does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance and as a result, the entities are unconsolidated and recorded using the equity method of accounting.

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

In the first quarter of 2017, the Company agreed to a maximum investment of $5.0 million in a private equity fund which primarily focuses on real estate technology investments.  The Company will account for the investment under the equity method of accounting.  As of June 30, 2017, the Company’s interest had a basis of approximately $0.9 million.

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company entered into three limited liability company agreements (collectively, the “Residual JV”).  The Residual JV owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation.  The Residual JV is owned 60% by the Company and 40% by its joint venture partner.  The Company's basis at June 30, 2017 was a net obligation of $0.7 million.  The Residual JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner.  Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners.  As a result, the Residual JV does not qualify as a VIE.  The Company alone does not have the power to direct the activities of the Residual JV that most significantly impact the Residual JV's economic performance and as a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.  The Residual JV has sold all of the real estate assets that were acquired as part of the acquisition of Archstone, including all of the German assets, and is in the process of winding down all remaining activities.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements.  At June 30, 2017, the remaining preferred interests had an aggregate liquidation value of $39.5 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets.  Obligations of the Legacy JV are borne 60% by the Company and 40% by its joint venture partner.  The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner.  Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners.  As a result, the Legacy JV does not qualify as a VIE.  The Company alone does not have the power to direct the activities of the Legacy JV that most significantly impact the Legacy JV's economic performance and as a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

7.	Deposits – Restricted and Escrow Deposits – Mortgage

The following table presents the Company’s restricted deposits as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Tax-deferred (1031) exchange proceeds	$217,235	$38,847
Restricted deposits on real estate investments	87	733
Resident security and utility deposits	36,146	37,007
Other	910	359
Totals	$254,378	$76,946

The following table presents the Company’s escrow deposits for mortgages as of June 30, 2017 and December 31, 2016 (amounts in thousands):

	June 30, 2017	December 31, 2016
Real estate taxes and insurance	$1,103	$2,003
Replacement reserves	7,536	3,428
Mortgage principal reserves/sinking funds	11,525	58,652
Other	852	852
Totals	$21,016	$64,935

During the six months ended June 30, 2017, the Company received approximately $48.9 million from the return of various mortgage principal reserves/sinking funds on certain tax-exempt mortgage bond deals.

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of June 30, 2017, the Company had outstanding mortgage debt of approximately $3.7 billion.

During the six months ended June 30, 2017, the Company:

•	Repaid $300.0 million of 5.987% mortgage debt held in a Fannie Mae loan pool maturing in 2019 and incurred a prepayment penalty of approximately $10.8 million;
•	Repaid $70.4 million of conventional fixed-rate mortgage loans maturing in 2017 through 2048 and incurred a prepayment penalty of approximately $1.5 million; and
•	Repaid $7.0 million of scheduled principal repayments on various mortgage debt.

The Company recorded $0.2 million of write-offs of unamortized deferred financing costs during the six months ended June 30, 2017 as additional interest expense related to debt extinguishment of mortgages.  The Company also recorded $0.1 million of write-offs of net unamortized premiums during the six months ended June 30, 2017 as a reduction of interest expense related to debt extinguishment of mortgages.

As of June 30, 2017, the Company had $598.7 million of secured debt subject to third party credit enhancement.

As of June 30, 2017, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 28, 2061.  At June 30, 2017, the interest rate range on the Company’s mortgage debt was 0.10% to 7.20%.  During the six months ended June 30, 2017, the weighted average interest rate on the Company’s mortgage debt was 4.38%.

Notes

As of June 30, 2017, the Company had outstanding unsecured notes of approximately $4.5 billion.

During the six months ended June 30, 2017, the Company repaid $394.1 million of 5.75% unsecured notes at maturity.

As of June 30, 2017, scheduled maturities for the Company’s outstanding notes were at various dates through June 1, 2045.  At June 30, 2017, the interest rate range on the Company’s notes was 2.375% to 7.57%.  During the six months ended June 30, 2017, the weighted average interest rate on the Company’s notes was 4.48%.

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

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness.  As of June 30, 2017, there was a balance of $499.4 million outstanding on the commercial paper program ($500.0 million in principal outstanding net of an unamortized discount of $0.6 million).  The notes bear interest at various floating rates with a weighted average of 1.31% for the six months ended June 30, 2017 and a weighted average maturity of 30 days as of June 30, 2017.

As of June 30, 2017, the amount available on the revolving credit facility was $1.22 billion (net of $12.1 million which was restricted/dedicated to support letters of credit, net of $265.0 million outstanding on the revolving credit facility and net of $500.0 million in principal outstanding on the commercial paper program).

Other

On April 24, 2017, the Company executed a new letter of credit facility with a third party financial institution which is not backed by or collateralized by borrowings on the Company’s unsecured revolving credit facility.  As of June 30, 2017, there was $8.3 million in letters of credit outstanding on this facility.

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

The carrying values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit) were approximately $3.7 billion and $5.2 billion, respectively, at June 30, 2017.  The fair values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit) were approximately $3.8 billion (Level 2) and $5.4 billion (Level 2), respectively, at June 30, 2017.  The carrying values of the Company's mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.1 billion and $4.9 billion, respectively, at December 31, 2016.  The fair values of the Company’s mortgage notes payable and unsecured debt (including its commercial paper) were approximately $4.2 billion (Level 2) and $5.0 billion (Level 2), respectively, at December 31, 2016.  The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract values.

The following table summarizes the Company’s consolidated derivative instruments at June 30, 2017 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$450,000	$300,000
Lowest Interest Rate	2.375%	2.1630%
Highest Interest Rate	2.375%	2.2895%
Earliest Maturity Date	2019	2027
Latest Maturity Date	2019	2028

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.
(2)

Forward Starting Swaps – Designed to partially fix interest rates in advance of planned future debt issuances.  Of the $300.0 million notional balance, $200.0 million of these swaps have mandatory counterparty terminations in 2018 and are targeted for 2017 debt issuances (see Note 14 for further discussion) while $100.0 million of these swaps have mandatory counterparty terminations in 2019 and are targeted for 2018 debt issuances.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at June 30, 2017 and December 31, 2016, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	6/30/2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,227	$—	$1,227	$—
Forward Starting Swaps	Other Assets	3,507	—	3,507	—
Supplemental Executive Retirement Plan	Other Assets	132,255	132,255	—	—
Total		$136,989	$132,255	$4,734	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$132,255	$132,255	$—	$—
Total		$132,255	$132,255	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$380,519	$—	$380,519	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,857	$—	$1,857	$—
Supplemental Executive Retirement Plan	Other Assets	124,420	124,420	—	—
Total		$126,277	$124,420	$1,857	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$124,420	$124,420	$—	$—
Total		$124,420	$124,420	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$442,092	$—	$442,092	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2017 and 2016 respectively (amounts in thousands):

June 30, 2017 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(630)	Fixed rate debt	Interest expense	$630
Total		$(630)			$630

June 30, 2016 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$8,390	Fixed rate debt	Interest expense	$(8,390)
Total		$8,390			$(8,390)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2017 and 2016, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
June 30, 2017 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$3,507	Interest expense	$(9,251)	N/A	$—
Total	$3,507		$(9,251)		$—

	Effective Portion			Ineffective Portion
June 30, 2016 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(4,467)	Interest expense	$(32,922)	N/A	$—
Total	$(4,467)		$(32,922)		$—

As of June 30, 2017 and December 31, 2016, there were approximately $101.2 million and $113.9 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments.  Based on the estimated fair values of the net derivative instruments at June 30, 2017, the Company may recognize an estimated $21.8 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending June 30, 2018.

10.	Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2017	2016	2017	2016
Numerator for net income per share – basic:
Income from continuing operations	$354,101	$3,960,353	$204,160	$228,365
Allocation to Noncontrolling Interests – Operating Partnership, net	(12,765)	(152,093)	(7,354)	(8,779)
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,553)	(1,545)	(765)	(781)
Preferred distributions	(1,546)	(1,545)	(773)	(772)
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	338,237	3,805,170	195,268	218,033
Discontinued operations, net of Noncontrolling Interests	—	(118)	—	34
Numerator for net income per share – basic	$338,237	$3,805,052	$195,268	$218,067
Numerator for net income per share – diluted:
Income from continuing operations	$354,101	$3,960,353	$204,160	$228,365
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,553)	(1,545)	(765)	(781)
Preferred distributions	(1,546)	(1,545)	(773)	(772)
Income from continuing operations available to Common Shares	351,002	3,957,263	202,622	226,812
Discontinued operations, net	—	(122)	—	35
Numerator for net income per share – diluted	$351,002	$3,957,141	$202,622	$226,847
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	366,713	364,820	366,820	365,047
Effect of dilutive securities:
OP Units	12,906	13,792	12,913	13,887
Long-term compensation shares/units	2,886	3,400	2,959	3,131
Denominator for net income per share – diluted	382,505	382,012	382,692	382,065
Net income per share – basic	$0.92	$10.43	$0.53	$0.60
Net income per share – diluted	$0.92	$10.36	$0.53	$0.59
Net income per share – basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$0.92	$10.43	$0.53	$0.60
Discontinued operations, net of Noncontrolling Interests	—	—	—	—
Net income per share – basic	$0.92	$10.43	$0.53	$0.60
Net income per share – diluted:
Income from continuing operations available to Common Shares	$0.92	$10.36	$0.53	$0.59
Discontinued operations, net	—	—	—	—
Net income per share – diluted	$0.92	$10.36	$0.53	$0.59

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2017	2016	2017	2016
Numerator for net income per Unit – basic and diluted:
Income from continuing operations	$354,101	$3,960,353	$204,160	$228,365
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,553)	(1,545)	(765)	(781)
Allocation to Preference Units	(1,546)	(1,545)	(773)	(772)
Income from continuing operations available to Units	351,002	3,957,263	202,622	226,812
Discontinued operations, net	—	(122)	—	35
Numerator for net income per Unit – basic and diluted	$351,002	$3,957,141	$202,622	$226,847
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	379,619	378,612	379,733	378,934
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,886	3,400	2,959	3,131
Denominator for net income per Unit – diluted	382,505	382,012	382,692	382,065
Net income per Unit – basic	$0.92	$10.43	$0.53	$0.60
Net income per Unit – diluted	$0.92	$10.36	$0.53	$0.59
Net income per Unit – basic:
Income from continuing operations available to Units	$0.92	$10.43	$0.53	$0.60
Discontinued operations, net	—	—	—	—
Net income per Unit – basic	$0.92	$10.43	$0.53	$0.60
Net income per Unit – diluted:
Income from continuing operations available to Units	$0.92	$10.36	$0.53	$0.59
Discontinued operations, net	—	—	—	—
Net income per Unit – diluted	$0.92	$10.36	$0.53	$0.59

11.	Individually Significant Dispositions

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

The Company concluded that the Starwood Transaction did not qualify for discontinued operations reporting as it did not represent a strategic shift that had a major effect on the Company’s operations and financial results.  The Company has been investing only in its six coastal markets (Boston, New York, Washington D.C., Southern California, San Francisco and Seattle) and has not been acquiring or developing any new assets in its other markets.  Over the past several years, the Company has been repositioning its portfolio by selling its suburban assets located in markets outside its six core coastal markets.  The sale of the Starwood Portfolio represented the continuation of the above strategy.  However, the Company concluded that the Starwood Transaction did qualify as an individually significant component of the Company as the amount received upon disposal exceeded 10% of total assets, and NOI (see definition in Note 13) of the Starwood Portfolio represented approximately 2.3% of consolidated NOI (for the approximate one-month period owned in 2016) for the six months ended June 30, 2016 and approximately 15.7% of consolidated NOI for the year ended December 31, 2015.  As a result, the following table summarizes the results of operations attributable to the Starwood Transaction for the six months and quarter ended June 30, 2016 (amounts in thousands):

	Six Months Ended	Quarter Ended
	June 30, 2016	June 30, 2016
REVENUES
Rental income	$30,421	$304
Total revenues	30,421	304
EXPENSES
Property and maintenance	7,923	33
Real estate taxes and insurance	2,932	60
Property management	2	—
General and administrative	15	14
Total expenses	10,872	107
Operating income	19,549	197
Interest and other income	11	9
Interest:
Expense incurred, net	(374)	(46)
Amortization of deferred financing costs	(707)	—
Income and other tax (expense) benefit	(1)	(1)
Net gain (loss) on sales of real estate properties	3,161,200	(21)
Income from operations attributable to controlling interests – Operating Partnership	3,179,678	138
Income from operations attributable to Noncontrolling Interests – Operating Partnership	(122,138)	(6)
Income from operations attributable to controlling interests – Company	$3,057,540	$132

12.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws.  Compliance by the Company with existing laws has not had a material adverse effect on the Company.  However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.  As of June 30, 2017, the Company does have an environmental reserve of approximately $3.9 million related to vacant land that it owns adjacent to one of its operating properties.

The Company has established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assesses the adequacy of the reserve and makes adjustments as necessary.  As of June 30, 2017, the reserve totaled approximately $0.9 million.  While no assurances can be given, the Company does not believe that the ultimate resolution of any of these remaining litigation matters, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of June 30, 2017, the Company has five wholly owned projects totaling 1,720 apartment units in various stages of development with commitments to fund of approximately $123.2 million and estimated completion dates ranging through December 31, 2018, as well as other completed development projects that are in various stages of lease up or are stabilized.

As of June 30, 2017, the Company has two unconsolidated operating properties (Nexus Sawgrass and Domain) that are owned with the same third party joint venture partner.  The joint venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions.  The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for further discussion.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2017 and 2016, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2017 and 2016, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2017	2016	2017	2016
Rental income	$1,216,219	$1,211,104	$612,299	$594,939
Property and maintenance expense	(201,924)	(205,472)	(99,316)	(96,307)
Real estate taxes and insurance expense	(169,231)	(157,611)	(87,503)	(77,415)
Total operating expenses	(371,155)	(363,083)	(186,819)	(173,722)
Net operating income	$845,064	$848,021	$425,480	$421,217

The following tables present NOI for each segment from our rental real estate specific to continuing operations for the six months and quarters ended June 30, 2017 and 2016, respectively, as well as total assets and capital expenditures at June 30, 2017 (amounts in thousands):

	Six Months Ended June 30, 2017			Six Months Ended June 30, 2016
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$195,685	$56,725	$138,960	$188,764	$54,533	$134,231
San Diego	45,319	12,073	33,246	43,346	11,698	31,648
Orange County	43,654	10,856	32,798	41,551	10,167	31,384
Subtotal - Southern California	284,658	79,654	205,004	273,661	76,398	197,263

Washington DC	213,544	64,585	148,959	210,540	62,371	148,169
New York	229,462	84,309	145,153	229,454	79,746	149,708
San Francisco	188,483	45,532	142,951	183,915	44,929	138,986
Boston	113,474	31,186	82,288	111,749	30,908	80,841
Seattle	87,825	24,646	63,179	82,618	23,218	59,400
Other Markets	924	340	584	885	292	593
Total same store	1,118,370	330,252	788,118	1,092,822	317,862	774,960

Non-same store/other (2) (3)
Non-same store	92,408	34,678	57,730	46,064	17,225	28,839
Other (3)	5,441	6,225	(784)	72,218	27,996	44,222
Total non-same store/other	97,849	40,903	56,946	118,282	45,221	73,061

Totals	$1,216,219	$371,155	$845,064	$1,211,104	$363,083	$848,021

(1)

For the six months ended June 30, 2017 and 2016, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2016, less properties subsequently sold, which represented 70,400 apartment units.

(2)	For the six months ended June 30, 2017 and 2016, non-same store primarily includes properties acquired after January 1, 2016, plus any properties in lease-up and not stabilized as of January 1, 2016.
(3)	Other includes development, other corporate operations and operations prior to sale for properties sold from 2014 through 2017 that do not meet the discontinued operations criteria.

	Quarter Ended June 30, 2017			Quarter Ended June 30, 2016
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$100,360	$28,731	$71,629	$96,930	$27,877	$69,053
San Diego	22,760	6,010	16,750	21,876	5,862	16,014
Orange County	21,999	5,385	16,614	21,028	5,025	16,003
Subtotal - Southern California	145,119	40,126	104,993	139,834	38,764	101,070

New York	120,775	43,320	77,455	120,846	40,723	80,123
Washington DC	107,102	32,252	74,850	106,246	30,909	75,337
San Francisco	94,475	22,780	71,695	92,553	22,502	70,051
Boston	57,097	15,432	41,665	56,089	15,273	40,816
Seattle	46,333	12,993	33,340	43,547	12,167	31,380
Other Markets	461	144	317	449	140	309
Total same store	571,362	167,047	404,315	559,564	160,478	399,086

Non-same store/other (2) (3)
Non-same store	36,824	15,923	20,901	17,533	6,392	11,141
Other (3)	4,113	3,849	264	17,842	6,852	10,990
Total non-same store/other	40,937	19,772	21,165	35,375	13,244	22,131

Totals	$612,299	$186,819	$425,480	$594,939	$173,722	$421,217

(1)

For the quarters ended June 30, 2017 and 2016, same store primarily includes all properties acquired or completed that were stabilized prior to April 1, 2016, less properties subsequently sold, which represented 71,354 apartment units.

(2)	For the quarters ended June 30, 2017 and 2016, non-same store primarily includes properties acquired after April 1, 2016, plus any properties in lease-up and not stabilized as of April 1, 2016.
(3)	Other includes development, other corporate operations and operations prior to sale for properties sold from 2014 through 2017 that do not meet the discontinued operations criteria.

	Six Months Ended June 30,
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,641,868	$11,677
San Diego	464,432	2,725
Orange County	331,904	3,801
Subtotal - Southern California	3,438,204	18,203

Washington DC	3,861,391	17,474
New York	4,226,200	14,585
San Francisco	2,493,666	17,039
Boston	1,679,537	10,559
Seattle	1,177,985	8,804
Other Markets	12,783	46
Total same store	16,889,766	86,710

Non-same store/other (2) (3)
Non-same store	2,403,684	2,208
Other (3)	1,343,125	379
Total non-same store/other	3,746,809	2,587

Totals	$20,636,575	$89,297

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2016, less properties subsequently sold, which represented 70,400 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2016, plus any properties in lease-up and not stabilized as of January 1, 2016.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
14.	Subsequent Events

Subsequent to June 30, 2017, the Company:

•	Sold one wholly-owned property consisting of 120 units for $53.0 million;
•

Issued $400.0 million of ten-year 3.25% fixed rate public notes, receiving net proceeds of approximately $399.3 million before underwriting fees, at an all-in effective interest rate of approximately 3.30%;

•

Issued $300.0 million of thirty-year 4.00% fixed rate public notes, receiving net proceeds of approximately $293.2 million before underwriting fees, at an all-in effective interest rate of approximately 4.10%;

•	Received approximately $1.3 million to settle four forward starting swaps in conjunction with the issuance of the $400.0 million fixed rate public notes discussed above; and
•	Repaid $90.0 million of mortgage debt.

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

EQR is the general partner of, and as of June 30, 2017 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates property management offices in each of its six core coastal markets.  As of June 30, 2017, the Company had approximately 2,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

Business Objectives and Operating and Investing Strategies

The Company’s and the Operating Partnership’s business objectives and operating and investing strategies have not changed from the information included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.

Current Environment

During the six months ended June 30, 2017, the Company acquired one property consisting of 136 apartment units for approximately $57.0 million and sold three consolidated rental properties consisting of 904 apartment units for approximately $266.7 million.  The Company also sold one land parcel for approximately $33.5 million during the six months ended June 30, 2017.  The Company currently budgets consolidated rental property acquisitions of approximately $500.0 million ($57.0 million of which already occurred during the six months ended June 30, 2017) during the year ending December 31, 2017 to be funded with proceeds from rental property dispositions.  The Company currently budgets consolidated rental property dispositions of approximately $500.0 million ($266.7 million of which already occurred during the six months ended June 30, 2017) during the year ending December 31, 2017.

The Company has been reducing its development spending and starts in response to high land prices and low projected returns on investment.  During the six months ended June 30, 2017, the Company did not start any development projects and substantially completed construction on one project representing 344 apartment units totaling approximately $108.7 million of development costs.  The Company has budgeted starting approximately $100.0 million of new development projects during the year ending December 31, 2017.  We currently budget spending approximately $300.0 million on development costs during the year ending December 31, 2017, primarily for projects currently under construction.  We expect that this capital will be primarily sourced with excess operating cash flow, future debt offerings and borrowings on our revolving credit facility and/or commercial paper program.

We currently have access to multiple sources of capital including the equity markets as well as both the secured and unsecured debt markets.  ERPOP now maintains long-term senior debt ratings of A- with Standard & Poor’s and Fitch and A3 with Moody’s, as Moody’s recently upgraded us effective July 17, 2017.  In August 2017, the Company completed a $400.0 million unsecured ten-year note offering with a coupon of 3.25% and an all-in effective interest rate of approximately 3.30% and completed a $300.0 million unsecured thirty-year note offering with a coupon of 4.00% and an all-in effective interest rate of approximately 4.10%.

We believe that cash and cash equivalents, securities readily convertible to cash, excess operating cash flow, current availability on our revolving credit facility and commercial paper program, future debt offerings and disposition proceeds for 2017 will provide sufficient liquidity to meet our funding obligations relating to asset acquisitions, debt maturities and/or prepayments, and existing and new development projects through 2017.  We expect that our remaining longer-term funding requirements will be met through some combination of new borrowings, equity issuances, property dispositions, joint ventures and cash generated from operations.

Same store revenues increased 2.3% during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, which was ahead of our expectations.  As a result, the Company now anticipates same store revenue increases ranging from 1.75% to 2.25%, as compared to the original guidance range of 1.0% to 2.25% that was provided in February 2017.  The Company’s primary goal in 2017 is to focus on retaining existing residents to drive renewal rate growth, which came in at 4.8% and 4.3% for the second quarter of 2017 and the first quarter of 2017, respectively.  Same store turnover declined by 0.7% for the first half of 2017 as compared to the same period in 2016.  With same store occupancy of 95.9% for the six months ended June 30, 2017, we also increased our occupancy expectations for full year 2017 from 95.7% to 95.8%.

Washington D.C. was originally expected to post improved same store revenue results for 2017 as compared to 2016 as continuing job growth allowed the elevated levels of new supply in this market to be absorbed.  During the second quarter of 2017, this job growth weakened throughout the market.  Same store revenues increased 1.4% in the six months ended June 30, 2017 as compared to the same period in 2016, which was lower than our original expectations.  We expect to produce same store revenue growth of approximately 1.4% in 2017, which is relatively consistent with the prior year and slightly lower than our original expectations of 1.8% for this market.

In the New York market, elevated deliveries of new luxury supply are having an impact on our ability to raise rents as renters trend towards affordability over neighborhood loyalty.  There has also been a reduction in the rate of job growth in the financial services sector and technology sector, which are important demand drivers in the market.  Due in part to our strong same store occupancy levels (96.0% for the six months ended June 30, 2017), we have used fewer concessions in the first half of 2017 than we originally expected and anticipate that trend to continue in the second half of 2017. As a result, same store revenues were flat in the six months ended June 30, 2017 as compared to the same period in 2016, which was slightly above our expectations.  We still expect there to be a decline in same store revenues of approximately 0.3% for full year 2017, which is better than our original expectations of a decline of 1.5% for this market.

We have a cautious outlook for Boston as the market continues to feel the impact from an elevated level of deliveries of new supply in the downtown and Cambridge submarkets with approximately 75% of this new supply competing with our properties.  Job growth has continued to improve in the market which is a positive sign that the additional supply may be absorbed without significant disruption.  Same store revenues increased 1.5% in the six months ended June 30, 2017 as compared to the same period in 2016, which was consistent with our expectations.  We expect to produce same store revenue growth of approximately 1.5% in 2017, which is consistent with our original expectations for this market.

Seattle is producing solid rental rate growth driven by the continued growth in technology jobs in the market.  While new supply remains elevated in this market, the strong job growth has enabled that supply to be quickly absorbed with little market disruption.  Same store revenues increased 6.3% in the six months ended June 30, 2017 as compared to the same period in 2016, which exceeded our expectations.  We expect Seattle to produce same store revenue growth of approximately 5.75% in 2017, which is better than our original expectations of 4.25% for this market.

San Francisco experienced significant volatility during 2016 peak leasing season as certain submarkets experienced elevated levels of new luxury supply combined with slower job growth in the technology sector.  Thus far in 2017, the market seems to have stabilized with the lease-up environment generally more accommodating.  While job growth in San Francisco appears to have slowed compared to previous years, it still remains above the national average.  As a result, we continue to see strong demand throughout the market, although the rate at which we can increase rents remains somewhat modest. Same store revenues increased 2.5% in the six months ended June 30, 2017 as compared to the same period in 2016, which was slightly ahead of our expectations.  We expect to produce same store revenue growth of approximately 1.8% in 2017, which is better than our original expectations of 1.0% for this market.

Southern California, which includes Los Angeles, Orange County and San Diego, is performing well and is positioned to be one of our better performing markets in 2017.  Widely dispersed new supply, very good economic growth and adequate levels of job growth in the market are driving strong revenue growth. Same store revenues increased 4.0% in the six months ended June 30, 2017 as compared to the same period in 2016, which was consistent with our expectations.  We expect to produce same store revenue growth of approximately 3.8% in 2017, which is consistent with our original expectations for this market.  We expect Orange County and San Diego to perform slightly better than Los Angeles for full year 2017 as compared to 2016.

Same store expenses increased 3.9% during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016.  The Company anticipates that 2017 same store expenses will increase 3.25% to 4.0% as compared to the original guidance range of 3.0% to 4.0% that was provided in February 2017, significantly impacted by the following items:

•

Real estate taxes increased 4.2% during the six months ended June 30, 2017 as compared to the same period in 2016 and are estimated to increase between 4.0% and 4.5% for the full year 2017 as compared to 2016 due primarily to increased values, mainly in Boston and Seattle.  We also expect 1.8 percentage points of the increase to come from 421-a tax abatement benefits expiring in New York;

•

Payroll costs increased 6.3% during the six months ended June 30, 2017 as compared to the same period in 2016 and are estimated to increase 6.0% for the full year 2017 as compared to 2016 (compared to the original guidance range of 4.0% to 5.0%) primarily due to an increase in on-site staffing to assure the service levels necessary to remain competitive with new supply, higher on-site wages due to competition from new supply and higher medical and workers compensation costs than originally anticipated;

•

Utilities increased 2.0% during the six months ended June 30, 2017 as compared to the same period in 2016 and are estimated to increase approximately 2.0% for the full year 2017 as compared to 2016 primarily due to moderate increases in natural gas costs, partially offset by lower gas usage and lower prices for electricity;

•

Repairs and maintenance expenses increased 3.5% during the six months ended June 30, 2017 as compared to the same period in 2016.  Included in this category are approximately $0.7 million of costs incurred as a result of significant wind and rain storm damage in California in January 2017.  Without the California wind and rain storm damage costs, same store repair and maintenance expenses would have only increased 1.6% during the six months ended June 30, 2017 as compared to the same period in 2016.  This category is estimated to increase between 3.0% and 4.0% for the full year 2017 as compared to 2016 primarily due to approximately $1.0 million in costs related to minimum wage increases that impact our outside cleaning and landscaping vendors and the approximate $0.7 million in storm damage costs noted above; and

•

Leasing and advertising increased 7.5% during the six months ended June 30, 2017 as compared to the same period in 2016.  The increase was driven by increased resident referral and broker fees (especially in New York and San Francisco) and higher spending on resident activities as part of our focus on retaining those residents.  Despite the increase in the first six months of 2017, we expect this category to be flat for the full year 2017 as compared to 2016.

Same store NOI increased 1.7% during the six months ended June 30, 2017 as compared to the six months ended June 30, 2016, which was ahead of our expectations.  As a result, the Company now anticipates same store NOI increases ranging from 0.75% to 1.75%, as compared to the original guidance range of 0.0% to 2.0% that was provided in February 2017, for the full year 2017 as a result of the above same store revenue and expense expectations.

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

We believe that the Company is well-positioned in the long-term as a result of favorable demographics and increasing consumer preferences for the flexibility of rental housing.  As of June 30, 2017, the Company's same store occupancy was 95.8% and its total portfolio-wide occupancy, which includes development properties in various stages of lease-up, was 93.9%.  We believe our markets/metro areas will continue to see increased luxury multifamily supply, especially in our urban core locations, and there will continue to be periods of disruption as new development projects lease up.  We believe over the longer term that our markets will absorb future supply because of the strong long-term demand in these markets as exhibited by our current high occupancy levels and increasing household formations.  We have seen evidence of this in Seattle as elevated levels of new supply have been absorbed and rental rates continue to grow.  We also anticipate supply declining in our markets beginning in 2018, with the possible exception of New York, because of high construction costs, lower revenue growth and development lenders materially reducing their lending activities due to regulatory pressures and concerns over markets being overbuilt.

The current environment information presented above is based on current expectations and is forward-looking.

Results of Operations

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in our six coastal markets and sell apartment properties located primarily in the less dense portion of suburban markets and/or properties that are functionally or locationally challenged during the six months ended June 30, 2017 as follows:

•	Acquired one consolidated apartment property consisting of 136 apartment units for approximately $57.0 million, at an Acquisition Cap Rate (see definition below) of 5.0%;
•

Sold three consolidated apartment properties consisting of 904 apartment units for approximately $266.7 million, at a weighted average Disposition Yield (see definition below) of 5.3% and generating an Unlevered IRR (see definition below) of 14.1%; and

•

Substantially completed construction on one project consisting of 344 apartment units totaling approximately $108.7 million of development costs and stabilized two development projects consisting of 801 apartment units totaling $514.0 million of development costs.

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

Properties that the Company owned and were stabilized (see definition below) for all of both of the six months ended June 30,

2017 and 2016 (the “Six-Month 2017 Same Store Properties”), which represented 70,400 apartment units, and properties that the Company owned and were stabilized for all of both of the quarters ended June 30, 2017 and 2016 (the “Second Quarter 2017 Same Store Properties”), which represented 71,354 apartment units, impacted the Company’s results of operations.  Both the Six-Month 2017 Same Store Properties and the Second Quarter 2017 Same Store Properties are discussed in the following paragraphs.

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the six months and quarter ended June 30, 2017:

	Six Months Ended		Quarter Ended
	June 30, 2017		June 30, 2017
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	272	69,879	279	71,000
2015 acquisitions	4	625	—	—
2016 acquisitions	—	—	3	479
2017 dispositions	(3)	(904)	(2)	(600)
Lease-up properties stabilized	4	800	2	475
Same Store Properties at June 30, 2017	277	70,400	282	71,354

	Six Months Ended		Quarter Ended
	June 30, 2017		June 30, 2017
	Properties	Apartment Units	Properties	Apartment Units
Same Store	277	70,400	282	71,354
Non-Same Store:
2017 acquisitions	1	136	1	136
2016 acquisitions	4	573	1	94
Properties removed from same store (1)	2	356	2	356
Master-Leased properties (2)	3	853	3	853
Lease-up properties not yet stabilized (3)	11	3,770	9	3,295
Other	1	1	1	1
Total Non-Same Store	22	5,689	17	4,735
Unconsolidated properties	2	945	2	945
Total Properties and Apartment Units	301	77,034	301	77,034

Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months.  Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)

Consists of one property containing 285 apartment units (Playa Pacifica in Hermosa Beach, California) which was removed from the same store portfolio in the first quarter of 2015 due to a major renovation in which significant portions of the property were taken offline for extended time periods and one property containing 71 apartment units (Acton Courtyard in Berkeley, California) which was removed from the same store portfolio in the third quarter of 2016 due to an affordable housing dispute which required significant portions of the property to be vacant for an extended releasing period.  As of June 30, 2017 and 2016, Playa Pacifica had an occupancy of 92.3% and 56.0%, respectively.  As of June 30, 2017 and September 30, 2016, Acton Courtyard had an occupancy of 97.2% and 67.6%, respectively.  These properties will not return to the same store portfolio until they are stabilized for all of the current and comparable periods presented.

(2)

Consists of three properties containing 853 apartment units that are wholly owned by the Company but the entire projects are master leased to a third party corporate housing provider and the Company earns monthly net rental income.

(3)	Consists of properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

The Company’s acquisition, disposition and completed development activities also impacted overall results of operations for the six months and quarters ended June 30, 2017 and 2016.  The impacts of these activities are discussed in greater detail in the following paragraphs.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016

For the six months ended June 30, 2017, the Company reported diluted earnings per share/unit of $0.92 compared to $10.36 per share/unit in the same period of 2016.  The difference is primarily due to approximately $9.58 per share/unit in higher gains on property sales and $0.12 per share/unit in higher gains on sales of non-operating assets in 2016 compared to 2017 as a direct result of the significant sales activity in 2016 compared to 2017, partially offset by $0.28 per share/unit in higher debt extinguishment costs incurred in 2016 as compared to 2017.

For the six months ended June 30, 2017, income from continuing operations decreased approximately $3.6 billion when compared to the six months ended June 30, 2016.  The decrease in continuing operations is discussed below.

For the six months ended June 30, 2017, consolidated rental income increased 0.4%, consolidated operating expenses (comprised of property and maintenance and real estate taxes and insurance) increased 2.2% and consolidated NOI decreased 0.3% when compared to the six months ended June 30, 2016.  The decline in NOI is primarily a result of the Company’s significant disposition activity in 2016, partially offset by improved NOI from same store and lease-up properties.

Revenues from the Six-Month 2017 Same Store Properties increased $25.5 million primarily as a result of an increase in average rental rates charged to residents.  Expenses from the Six-Month 2017 Same Store Properties increased $12.4 million primarily as a result of an increase in real estate taxes, on-site payroll costs, leasing and advertising and repairs and maintenance expenses.  The following tables provide comparative same store results and statistics for the Six-Month 2017 Same Store Properties:

June YTD 2017 vs.  June YTD 2016

Same Store Results/Statistics for 70,400 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Physical Occupancy (2)	Turnover (3)
YTD 2017	$1,118,370	$330,252	$788,118	$2,649	95.9%	25.2%
YTD 2016	$1,092,822	$317,862	$774,960	$2,584	96.0%	25.9%
Change	$25,548	$12,390	$13,158	$65	(0.1%)	(0.7)%
Change	2.3%	3.9%	1.7%	2.5%

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

The following table provides comparative same store operating expenses for the Six-Month 2017 Same Store Properties:

June YTD 2017 vs.  June YTD 2016

Same Store Operating Expenses for 70,400 Same Store Apartment Units

$ in thousands

					% of Actual
					YTD 2017
	Actual	Actual	$	%	Operating
	YTD 2017	YTD 2016	Change	Change	Expenses
Real estate taxes	$140,236	$134,556	$5,680	4.2%	42.5%
On-site payroll (1)	74,656	70,249	4,407	6.3%	22.6%
Utilities (2)	44,530	43,657	873	2.0%	13.5%
Repairs and maintenance (3)	41,735	40,338	1,397	3.5%	12.6%
Insurance	8,361	8,695	(334)	(3.8)%	2.5%
Leasing and advertising	4,550	4,233	317	7.5%	1.4%
Other on-site operating expenses (4)	16,184	16,134	50	0.3%	4.9%
Same store operating expenses	$330,252	$317,862	$12,390	3.9%	100.0%

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(Amounts in thousands)
Operating income	$414,921	$422,643
Adjustments:
Fee and asset management revenue	(361)	(3,133)
Property management	43,841	44,486
General and administrative	27,799	35,013
Depreciation	358,864	349,012
Total NOI	$845,064	$848,021
Rental income:
Same store	$1,118,370	$1,092,822
Non-same store	97,849	118,282
Total rental income	1,216,219	1,211,104
Operating expenses:
Same store	330,252	317,862
Non-same store	40,903	45,221
Total operating expenses	371,155	363,083
NOI:
Same store	788,118	774,960
Non-same store	56,946	73,061
Total NOI	$845,064	$848,021

For properties that the Company acquired or completed that were stabilized prior to January 1, 2016 and that the Company expects to continue to own through December 31, 2017, the Company anticipates the following same store results for the full year ending December 31, 2017:

2017 Same Store Assumptions
Physical occupancy	95.8%
Revenue change	1.75% to 2.25%
Expense change	3.25% to 4.0%
NOI change	0.75% to 1.75%

The Company anticipates consolidated rental acquisitions of $500.0 million and consolidated rental dispositions of $500.0 million and expects that the Acquisition Cap Rate will be 0.50% lower than the Disposition Yield for the full year ending December 31, 2017.

These 2017 assumptions are based on current expectations and are forward-looking.

Non-same store NOI results decreased approximately $16.1 million compared to the first half of 2016 and consist primarily of properties acquired in calendar years 2016 and 2017, operations from the Company’s development properties and operations prior to disposition from 2016 and 2017 sold properties.  This decrease primarily resulted from:

•	The lost NOI from 2016 and 2017 dispositions of $37.9 million; and
•

A partial offset from development and newly stabilized development properties in lease-up of $19.2 million, operating properties acquired in 2016 and 2017 of $4.4 million, operating activities from other non-same store properties (including three master leased properties) of $0.9 million and operating activities from other miscellaneous operations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Fee and asset management revenues decreased approximately $2.8 million or 88.5% primarily as a result of lower revenue earned on management of the Company's military housing ventures at Joint Base Lewis McChord due to the sale of the Company's entire interest in the management contracts and related rights associated with these ventures in the second quarter of 2016.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses decreased approximately $0.6 million or 1.4%.  This decrease is primarily attributable to a decrease in payroll-related costs, partially offset by increases in temporary contractors.  The Company anticipates that property management expenses will approximate $83.0 million to $85.0 million for the year ending December 31, 2017.  The above assumption is based on current expectations and is forward-looking.

General and administrative expenses, which include corporate operating expenses, decreased approximately $7.2 million or 20.6% primarily due to a decrease in payroll-related costs.  The Company anticipates that general and administrative expenses will approximate $50.0 million to $52.0 million for the year ending December 31, 2017, excluding charges of approximately $0.4 million related to the overlap of accounting costs for the Company's current and former executive compensation programs.  The above assumption is based on current expectations and is forward-looking.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $9.9 million or 2.8% primarily as a result of additional depreciation expense on properties acquired in 2016 and 2017 and development properties placed in service, partially offset by lower depreciation from properties sold in 2016 and 2017.

Interest and other income decreased approximately $57.8 million or 97.0%.  This decrease is primarily attributable to the approximate $52.4 million gain from the sale of the Company's entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord during the six months ended June 30, 2016, along with the sale of the Company’s 421-a real estate tax certificates in 2016, both of which did not reoccur in 2017.  The Company anticipates that interest and other income will approximate $1.0 million for the year ending December 31, 2017, excluding certain non-comparable insurance/litigation settlement proceeds.  The above assumption is based on current expectations and is forward-looking.

Other expenses decreased approximately $1.9 million or 47.5% primarily due to a decrease in transaction and pursuit costs of approximately $2.4 million as a result of a decline in acquisitions and development in 2017 as compared to 2016, partially offset by an increase in litigation settlements.  In addition, the Company anticipates that substantially all of its transactions will now be accounted for as asset acquisitions, which means that transaction costs will largely be capitalized, as a result of its adoption of the new definition of a business standard effective January 1, 2017.  See Note 2 in the Notes to Consolidated Financial Statements for further discussion.

Interest expense, including amortization of deferred financing costs, decreased approximately $105.9 million or 34.4% primarily as a result of $107.8 million in lower debt extinguishment costs in 2017 as compared to 2016.  The effective interest cost on all indebtedness for the six months ended June 30, 2017 was 4.53% as compared to 4.70% for the six months ended June 30, 2016.  The Company anticipates that interest expense from continuing operations, excluding debt extinguishment costs/prepayment penalties, will approximate $367.6 million to $375.8 million and capitalized interest will approximate $24.0 million to $28.0 million for the year ending December 31, 2017.  The above assumptions are based on current expectations and are forward-looking.

Income and other tax expense decreased approximately $0.3 million or 36.8% primarily due to decreases in various state and local taxes related to the Company's elevated disposition activity in 2016 vs. 2017.  The Company anticipates that income and other tax expense will approximate $1.0 million for the year ending December 31, 2017.  The above assumption is based on current expectations and is forward-looking.

Net gain on sales of real estate properties decreased approximately $3.7 billion as a result of the sale of 83 consolidated apartment properties (including the Starwood Portfolio) during the six months ended June 30, 2016 as compared to only three consolidated apartment property sales during the six months ended June 30, 2017, all of which did not meet the criteria for reporting discontinued operations.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels increased approximately $7.4 million or 63.5% due to the gain on sale of one land parcel with a lower basis during the during the six months ended June 30, 2017 as compared to the gain on sales of three land parcels during the six months ended June 30, 2016.

Comparison of the quarter ended June 30, 2017 to the quarter ended June 30, 2016

For the quarter ended June 30, 2017, the Company reported diluted earnings per share/unit of $0.53 compared to $0.59 per share/unit in the same period of 2016.  The difference is primarily due to approximately $0.14 per share/unit in lower gains on sales of non-operating assets in the second quarter of 2017 compared to the same period in 2016 partially offset by approximately $0.08 per share/unit in higher gains on property sales in the second quarter of 2017 compared to the same period in 2016.

For the quarter ended June 30, 2017, income from continuing operations decreased approximately $24.2 million when compared to the quarter ended June 30, 2016.  The decrease in continuing operations is discussed below.

For the quarter ended June 30, 2017, consolidated rental income increased 2.9%, consolidated operating expenses (comprised of property and maintenance and real estate taxes and insurance) increased 7.5% and consolidated NOI increased 1.0% when compared to the quarter ended June 30, 2016. The increase in NOI is primarily a result of improved NOI from same store and lease-up properties.

Revenues from the Second Quarter 2017 Same Store Properties increased $11.8 million primarily as a result of an increase in average rental rates charged to residents and decrease in turnover.  Expenses from the Second Quarter 2017 Same Store Properties increased $6.6 million primarily as a result of an increase in real estate taxes, on-site payroll costs and utilities expenses.  The following tables provide comparative same store results and statistics for the Second Quarter 2017 Same Store Properties:

Second Quarter 2017 vs. Second Quarter 2016

Same Store Results/Statistics for 71,354 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Physical Occupancy (2)	Turnover (3)
Q2 2017	$571,362	$167,047	$404,315	$2,669	95.8%	14.0%
Q2 2016	$559,564	$160,478	$399,086	$2,605	96.2%	15.0%
Change	$11,798	$6,569	$5,229	$64	(0.4%)	(1.0%)
Change	2.1%	4.1%	1.3%	2.5%

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

The following table provides comparative same store operating expenses for the Second Quarter 2017 Same Store Properties:

Second Quarter 2017 vs. Second Quarter 2016

Same Store Operating Expenses for 71,354 Same Store Apartment Units

$ in thousands

					% of Actual
					Q2 2017
	Actual	Actual	$	%	Operating
	Q2 2017	Q2 2016	Change	Change	Expenses
Real estate taxes	$71,519	$68,331	$3,188	4.7%	42.8%
On-site payroll (1)	38,211	35,270	2,941	8.3%	22.9%
Utilities (2)	21,239	20,809	430	2.1%	12.7%
Repairs and maintenance (3)	21,841	21,643	198	0.9%	13.1%
Insurance	4,242	4,417	(175)	(4.0)%	2.5%
Leasing and advertising	2,193	2,151	42	2.0%	1.3%
Other on-site operating expenses (4)	7,802	7,857	(55)	(0.7)%	4.7%
Same store operating expenses	$167,047	$160,478	$6,569	4.1%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results for the quarters ended June 30, 2017 and 2016:

	Quarter Ended June 30,
	2017	2016
	(Amounts in thousands)
Operating income	$210,550	$206,018
Adjustments:
Fee and asset management revenue	(181)	(215)
Property management	21,589	20,991
General and administrative	13,626	18,296
Depreciation	179,896	176,127
Total NOI	$425,480	$421,217
Rental income:
Same store	$571,362	$559,564
Non-same store	40,937	35,375
Total rental income	612,299	594,939
Operating expenses:
Same store	167,047	160,478
Non-same store	19,772	13,244
Total operating expenses	186,819	173,722
NOI:
Same store	404,315	399,086
Non-same store	21,165	22,131
Total NOI	$425,480	$421,217

Non-same store NOI results decreased approximately $1.0 million compared to the second quarter of 2016 and consist primarily of properties acquired in calendar years 2016 and 2017, operations from the Company’s development properties and operations prior to disposition from 2016 to 2017 sold properties.  This decrease primarily resulted from:

•	The lost NOI from 2016 and 2017 dispositions of $9.2 million;
•	A decrease in operating activities from other miscellaneous operations; and
•

A partial offset from development and newly stabilized development properties in lease-up of $7.7 million, operating properties acquired in 2016 and 2017 of $1.4 million and operating activities from other non-same store properties (including three master leased properties) of $0.4 million.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased approximately $0.6 million or 2.8%.  This increase is primarily attributable to an increase in temporary contractors, computer operations and legal and professional fees, partially offset by decreases in payroll-related costs.

General and administrative expenses, which include corporate operating expenses, decreased approximately $4.7 million or 25.5% primarily due to a decrease in payroll-related costs.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $3.8 million or 2.1% primarily as a result of additional depreciation expense on properties acquired in 2016 and 2017 and development properties placed in service, partially offset by lower depreciation from properties sold in 2016 and 2017.

Interest and other income decreased approximately $55.4 million or 97.9%.  This decrease is primarily attributable to the approximate $52.4 million gain from the sale of the Company's entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord during the quarter ended June 30, 2016, along with the sale of the Company’s 421-a real estate tax certificates in 2016, both of which did not reoccur in 2017.

Other expenses decreased approximately $0.5 million or 30.7% primarily due to a decrease in transaction and pursuit costs as a result of a decline in acquisitions and development in 2017 as compared to 2016.  In addition, the Company anticipates that substantially all of its transactions will now be accounted for as asset acquisitions, which means that transaction costs will largely be capitalized, as a result of its adoption of the new definition of a business standard effective January 1, 2017.  See Note 2 in the Notes to Consolidated Financial Statements for further discussion.

Interest expense, including amortization of deferred financing costs, increased approximately $4.5 million or 5.1% primarily as a result of lower capitalized interest in the first six months of 2017 as compared to same period in 2016 as a result of the Company’s decline in development activity.  The effective interest cost on all indebtedness for the quarter ended June 30, 2017 was 4.45% as compared to 4.74% for quarter ended June 30, 2016.

Income and other tax expense decreased approximately $0.2 million or 46.7% primarily due to decreases in various state and local taxes related to the Company's elevated disposition activity in 2016 vs. 2017.

Net gain on sales of real estate properties increased approximately $30.4 million or 52.9% as a result of higher gains on the sale of two consolidated apartment properties during the quarter ended quarter ended June 30, 2017 as compared to the three consolidated property sales during the quarter ended June 30, 2016, all of which did not meet the criteria for reporting discontinued operations.  See Note 11 to Consolidate Financial Statements for further discussion.

Liquidity and Capital Resources

EQR issues public equity from time to time and guarantees certain debt of the Operating Partnership.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

As of January 1, 2017, the Company had approximately $77.2 million of cash and cash equivalents and the amount available on its revolving credit facility was $1.96 billion (net of $20.6 million which was restricted/dedicated to support letters of credit and net of $20.0 million in principal outstanding on the commercial paper program).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company's cash and cash equivalents balance at June

30, 2017 was approximately $37.7 million and the amount available on its revolving credit facility was $1.22 billion (net of $12.1 million which was restricted/dedicated to support letters of credit, net of $265.0 million outstanding on the revolving credit facility and net of $500.0 million in principal outstanding on the commercial paper program).

During the six months ended June 30, 2017, the Company generated proceeds from various transactions, which included the following:

•	Disposed of three consolidated rental properties and one land parcel, receiving net proceeds of approximately $297.3 million; and
•

Issued approximately 0.2 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $10.3 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the six months ended June 30, 2017, the above proceeds along with net cash flow from operations and borrowings from the Company's revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire one consolidated property for approximately $57.1 million in cash;
•	Invest $175.9 million primarily in development projects;
•	Repay $377.4 million of mortgage loans and incur prepayment penalties of approximately $12.3 million; and
•	Repay $394.1 million of 5.750% unsecured notes at maturity.

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).  EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR.  Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR.  The program currently has a maturity of June 2019.  EQR has the authority to issue 13.0 million shares but has not issued any shares under this program since September 2012.  Through July 28, 2017, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees.  The Company may repurchase up to 13.0 million Common Shares under this program. No open market repurchases have occurred since 2008.  As of July 28, 2017, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

Depending on its analysis of prevailing market conditions, liquidity requirements, contractual restrictions and other factors, the Company may from time to time seek to repurchase and retire its outstanding debt in open market or privately negotiated transactions.

The Company’s total debt summary and debt maturity schedules as of June 30, 2017 are as follows:

Debt Summary as of June 30, 2017

($ in thousands)

				Weighted
			Weighted	Average
			Average	Maturities
	Amounts (1)	% of Total	Rates (1)	(years)
Secured	$3,743,363	41.8%	4.38%	5.9
Unsecured	5,220,726	58.2%	4.28%	8.9
Total	$8,964,089	100.0%	4.32%	7.6
Fixed Rate Debt:
Secured – Conventional	$3,108,842	34.7%	4.96%	4.4
Unsecured – Public	4,006,424	44.7%	4.76%	11.3
Fixed Rate Debt	7,115,266	79.4%	4.85%	8.3
Floating Rate Debt:
Secured – Conventional	7,045	0.1%	0.87%	16.4
Secured – Tax Exempt	627,476	7.0%	1.43%	12.5
Unsecured – Public (2)	449,941	5.0%	1.69%	2.0
Unsecured – Revolving Credit Facility (3)	265,000	2.9%	2.00%	4.5
Unsecured – Commercial Paper Program (4)	499,361	5.6%	1.31%	—
Floating Rate Debt	1,848,823	20.6%	1.50%	5.1
Total	$8,964,089	100.0%	4.32%	7.6

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the six months ended June, 30, 2017.
(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.
(3)

The Company’s $2.0 billion unsecured revolving credit facility matures January 10, 2022.  The interest rate on advances under the credit facility will generally be LIBOR plus a spread (currently 0.825%), or based on bids received from the lending group, and an annual facility fee (currently 12.5 basis points).  Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt.  As of June 30, 2017, there was approximately $1.22 billion available on the Company’s unsecured revolving credit facility (net of $12.1 million which was restricted/dedicated to support letters of credit, net of $265.0 million outstanding on the revolving credit facility and net of $500.0 million in principal outstanding on the commercial paper program).

(4)

The Company may borrow up to a maximum of $500.0 million on the commercial paper program subject to market conditions.  The notes bear interest at various floating rates with a weighted average of 1.31% for the six months ended June 30, 2017 and a weighted average maturity of 30 days as of June 30, 2017.

Note: The Company capitalized interest of approximately $16.6 million and $28.4 million during the six months ended June 30, 2017 and 2016, respectively.  The Company capitalized interest of approximately $8.4 million and $14.2 million during the quarters ended June 30, 2017 and 2016, respectively.

Debt Maturity Schedule as of June 30, 2017

($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2017	$197,531		$500,100	(2)	$697,631	7.7%	7.11%	3.11%
2018	82,734		97,235		179,969	2.0%	5.58%	3.63%
2019	506,731	(3)	471,427		978,158	10.8%	5.17%	3.51%
2020	1,678,592	(4)	400		1,678,992	18.5%	5.49%	5.49%
2021	927,506		300		927,806	10.2%	4.64%	4.64%
2022	265,341		265,400	(5)	530,741	5.9%	3.26%	2.62%
2023	1,326,800		4,700		1,331,500	14.7%	3.74%	3.73%
2024	1,272		11,300		12,572	0.1%	4.79%	1.34%
2025	451,334		13,800		465,134	5.1%	3.38%	3.31%
2026	593,424		15,000		608,424	6.7%	3.59%	3.52%
2027+	1,126,437		532,165		1,658,602	18.3%	4.52%	3.38%
Subtotal	7,157,702		1,911,827		9,069,529	100.0%	4.52%	3.91%
Deferred Financing Costs and Unamortized (Discount)	(42,436)		(63,004)		(105,440)	N/A	N/A	N/A
Total	$7,115,266		$1,848,823		$8,964,089	100.0%	4.52%	3.91%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of June 30, 2017.
(2)	Includes $500.0 million in principal outstanding on the Company’s commercial paper program.
(3)	Includes a $500.0 million 5.19% mortgage loan with a maturity date of October 1, 2019 that can be prepaid at par beginning October 1, 2018.
(4)

Includes a $550.0 million 6.08% mortgage loan with a maturity date of March 1, 2020 that can be prepaid at par beginning March 1, 2019.  Also includes a $500.0 million 5.78% mortgage loan with a maturity date of July 1, 2020 that can be prepaid at par beginning July 1, 2019.

(5)	Includes $265.0 million outstanding on the Company’s unsecured revolving credit facility.

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

The Company also expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes, line of credit and commercial paper program.  Of the $25.5 billion in investment in real estate on the Company’s balance sheet at June 30, 2017, $19.2 billion or 75.5% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

ERPOP's long-term senior debt ratings and short-term commercial paper ratings as well as EQR's long-term preferred equity ratings as of July 28, 2017 are as follows:

	Standard & Poor's	Moody's	Fitch
ERPOP's long-term senior debt rating	A-	A3 (1)	A-
ERPOP's short-term commercial paper rating	A-2	P-2	F-2
EQR's long-term preferred equity rating	BBB	Baa1 (1)	BBB

(1)	The long-term credit ratings listed above reflect the one-level upgrade by Moody’s effective July 17, 2017.

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

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness.  As of July 28, 2017, there was a balance of $500.0 million outstanding on the commercial paper program.

As of July 28, 2017, $415.0 million was outstanding and the amount available on the revolving credit facility was $1.07 billion (net of $12.1 million which was restricted/dedicated to support letters of credit, net of $415.0 million outstanding on the revolving credit facility and net of $500.0 million in principal outstanding on the commercial paper program).  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to June 30, 2017.

Capitalization of Fixed Assets and Improvements to Real Estate

The Company’s and the Operating Partnership’s capital expenditures policy has not changed from the information included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.

For the six months ended June 30, 2017, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Six Months Ended June 30, 2017

	Total Apartment Units (1)	Replacements (2)	Avg. Per Apartment Unit	Building Improvements (3)	Avg. Per Apartment Unit	Total	Avg. Per Apartment Unit
Same Store Properties (4)	70,400	$40,233	$572	$46,477	$660	$86,710	$1,232
Non-Same Store Properties (5)	5,689	922	170	1,286	237	2,208	407
Other (6)	—	129		250		379
Total	76,089	$41,284		$48,013		$89,297

(1)	Total Apartment Units – Excludes 945 unconsolidated apartment units for which capital expenditures to real estate are self-funded and do not consolidate into the Company's results.
(2)

Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting.  Replacements for same store properties also include $22.0 million spent during the six months ended June 30, 2017 on apartment unit renovations/rehabs (primarily kitchens and baths) on approximately 1,650 same store apartment units (equating to approximately $13,300 per apartment unit rehabbed) designed to reposition these units for higher rental levels in their respective markets.

(3)

Building Improvements – Includes roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)	Same Store Properties – Primarily includes all properties acquired or completed that are stabilized prior to January 1, 2016, less properties subsequently sold.
(5)

Non-Same Store Properties – Primarily includes all properties acquired during 2016 and 2017, plus any properties in lease-up and not stabilized as of January 1, 2016. Per apartment unit amounts are based on a weighted average of 5,421 apartment units.

(6)	Other – Primarily includes expenditures for properties sold and properties under development.

The Company estimates that during 2017 it will spend approximately $2,600 per apartment unit of capital expenditures, inclusive of apartment unit renovation/rehab costs, or $1,900 per apartment unit excluding apartment unit renovation/rehab costs. During 2017, the Company expects to spend approximately $50.0 million for unit renovation/rehab costs on same store properties at an average cost of $11,000 per apartment unit rehabbed.  These anticipated amounts represent an increase as a percentage of rental revenues, in the cost per unit and in the absolute dollar amounts over 2016. These increases include approximately $17.0 million or approximately $250 per apartment unit of additional estimated expenditures for resident focused renovation projects such as common areas and fitness centers in order to remain competitive with the new luxury supply being delivered in many of our markets. We will continue to create value from our properties by doing those rehabs that meet our investment criteria.  The above assumptions are based on current expectations and are forward-looking.

During the six months ended June 30, 2017, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $0.7 million.  The Company expects to fund approximately $2.5 million in total non-real estate capital additions for the remainder of 2017.  These anticipated fundings represent a decrease over 2016, which is primarily driven by the substantial completion of the implementation of new systems during 2016.  The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2017.

Other

Total distributions paid in July 2017 amounted to $191.7 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the second quarter ended June 30, 2017.

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has various unconsolidated interests in certain joint ventures.  The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its consolidated operating and/or other activities.  See Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.  See also Note 12 in the Notes to Consolidated Financial Statements for discussion regarding the Company’s development projects.

The Company’s contractual obligations for the next five years and thereafter have not changed materially from the amounts and disclosures included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.  See the updated debt maturity schedule included in Liquidity and Capital Resources for further discussion.

Critical Accounting Policies and Estimates

The Company’s and the Operating Partnership’s critical accounting policies and estimates have not changed materially from the information included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2017 and 2016:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2017	2016	2017	2016
Net income	$354,101	$3,960,231	$204,160	$228,400
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,553)	(1,545)	(765)	(781)
Preferred distributions	(1,546)	(1,545)	(773)	(772)
Net income available to Common Shares and Units / Units	351,002	3,957,141	202,622	226,847
Adjustments:
Depreciation	358,864	349,012	179,896	176,127
Depreciation – Non-real estate additions	(2,580)	(2,635)	(1,282)	(1,227)
Depreciation – Partially Owned Properties	(1,666)	(1,943)	(834)	(949)
Depreciation – Unconsolidated Properties	2,285	2,467	1,143	1,234
Net (gain) on sales of unconsolidated entities - operating assets	(68)	—	—	—
Net (gain) on sales of real estate properties	(124,433)	(3,780,835)	(87,726)	(57,356)
Discontinued operations:
Net (gain) on sales of discontinued operations	—	(15)	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	583,404	523,192	293,819	344,676
Adjustments:
Asset impairment and valuation allowances	—	—	—	—
Write-off of pursuit costs	1,546	2,563	831	1,115
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/preference unit redemptions and non-cash convertible debt discounts	12,402	120,164	98	67
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(18,950)	(66,593)	(58)	(54,616)
Other miscellaneous items	(790)	514	(799)	(883)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$577,612	$579,840	$293,891	$290,359

FFO (1) (3)	$584,950	$524,737	$294,592	$345,448
Preferred/preference distributions	(1,546)	(1,545)	(773)	(772)
FFO available to Common Shares and Units / Units (1) (3) (4)	$583,404	$523,192	$293,819	$344,676

Normalized FFO (2) (3)	$579,158	$581,385	$294,664	$291,131
Preferred/preference distributions	(1,546)	(1,545)	(773)	(772)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$577,612	$579,840	$293,891	$290,359

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

Effective as of June 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2017, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the second quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2017, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended June 30, 2017 - Equity Residential

During the quarter ended June 30, 2017, EQR issued 13,905 Common Shares in exchange for 13,905 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits – See the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	August 4, 2017	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2017	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	August 4, 2017	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2017	By:	/s/ Ian S. Kaufman
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

Exhibit	Description	Location

10.1	Age 62 Retirement Agreement, dated June 21, 2017, by and between Equity Residential and Bruce C. Strohm.	Attached herein.

10.2	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective April 1, 2017.	Attached herein.

12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

31.1	Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

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

Attached herein.

101

XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.

Attached herein.