Form 10-Q
period 2017-09-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2017-11-01
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 27, 2017 was 367,484,786.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2017 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company's and the Operating Partnership's corporate structure:

EQR is the general partner of, and as of September 30, 2017 owned an approximate 96.4% ownership interest in, ERPOP.  The remaining 3.6% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Investment in real estate
Land	$5,985,004	$5,899,862
Depreciable property	19,571,402	18,730,579
Projects under development	293,064	637,168
Land held for development	99,073	118,816
Investment in real estate	25,948,543	25,386,425
Accumulated depreciation	(5,849,110)	(5,360,389)
Investment in real estate, net	20,099,433	20,026,036
Cash and cash equivalents	46,565	77,207
Investments in unconsolidated entities	59,029	60,141
Deposits – restricted	36,639	76,946
Escrow deposits – mortgage	10,972	64,935
Other assets	445,195	398,883
Total assets	$20,697,833	$20,704,148

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$3,619,180	$4,119,181
Notes, net	5,143,248	4,848,079
Line of credit and commercial paper	229,844	19,998
Accounts payable and accrued expenses	167,984	147,482
Accrued interest payable	72,811	60,946
Other liabilities	332,650	350,466
Security deposits	65,230	62,624
Distributions payable	192,569	192,296
Total liabilities	9,823,516	9,801,072

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	380,541	442,092
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of September 30, 2017 and December 31, 2016	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 367,462,480 shares issued and outstanding as of September 30, 2017 and 365,870,924 shares issued and outstanding as of December 31, 2016	3,675	3,659
Paid in capital	8,848,739	8,758,422
Retained earnings	1,464,249	1,543,626
Accumulated other comprehensive (loss)	(94,674)	(113,909)
Total shareholders’ equity	10,259,269	10,229,078
Noncontrolling Interests:
Operating Partnership	228,332	221,297
Partially Owned Properties	6,175	10,609
Total Noncontrolling Interests	234,507	231,906
Total equity	10,493,776	10,460,984
Total liabilities and equity	$20,697,833	$20,704,148

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2017	2016	2017	2016
REVENUES
Rental income	$1,840,170	$1,816,960	$623,951	$605,856
Fee and asset management	532	3,351	171	218
Total revenues	1,840,702	1,820,311	624,122	606,074
EXPENSES
Property and maintenance	306,645	309,688	104,721	104,216
Real estate taxes and insurance	253,318	238,954	84,087	81,343
Property management	64,702	64,003	20,861	19,517
General and administrative	40,366	47,408	12,567	12,395
Depreciation	542,964	528,242	184,100	179,230
Total expenses	1,207,995	1,188,295	406,336	396,701

Operating income	632,707	632,016	217,786	209,373

Interest and other income	5,708	65,092	3,945	5,509
Other expenses	(3,160)	(14,480)	(1,028)	(10,420)
Interest:
Expense incurred, net	(288,579)	(386,316)	(91,145)	(86,352)
Amortization of deferred financing costs	(6,447)	(10,000)	(2,064)	(2,261)
Income before income and other taxes, (loss) income from investments in unconsolidated entities, net gain on sales of real estate properties and land parcels and discontinued operations	340,229	286,312	127,494	115,849
Income and other tax (expense) benefit	(710)	(1,189)	(228)	(426)
(Loss) income from investments in unconsolidated entities	(2,153)	5,846	(398)	7,750
Net gain on sales of real estate properties	141,761	3,870,871	17,328	90,036
Net gain on sales of land parcels	19,170	15,759	—	4,037
Income from continuing operations	498,297	4,177,599	144,196	217,246
Discontinued operations, net	—	124	—	246
Net income	498,297	4,177,723	144,196	217,492
Net (income) attributable to Noncontrolling Interests:
Operating Partnership	(17,931)	(160,442)	(5,166)	(8,353)
Partially Owned Properties	(2,354)	(2,368)	(801)	(823)
Net income attributable to controlling interests	478,012	4,014,913	138,229	208,316
Preferred distributions	(2,318)	(2,318)	(772)	(773)
Net income available to Common Shares	$475,694	$4,012,595	$137,457	$207,543
Earnings per share – basic:
Income from continuing operations available to Common Shares	$1.30	$11.00	$0.37	$0.57
Net income available to Common Shares	$1.30	$11.00	$0.37	$0.57
Weighted average Common Shares outstanding	366,809	364,917	366,996	365,109
Earnings per share – diluted:
Income from continuing operations available to Common Shares	$1.29	$10.92	$0.37	$0.56
Net income available to Common Shares	$1.29	$10.92	$0.37	$0.56
Weighted average Common Shares outstanding	382,640	382,284	382,945	382,373

Distributions declared per Common Share outstanding	$1.51125	$12.51125	$0.50375	$3.50375

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2017	2016	2017	2016
Comprehensive income
Net income	$498,297	$4,177,723	$144,196	$217,492
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	5,216	(4,240)	1,709	227
Losses reclassified into earnings from other comprehensive income	14,019	37,262	4,768	4,340
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the period	—	264	—	214
Other comprehensive income	19,235	33,286	6,477	4,781
Comprehensive income	517,532	4,211,009	150,673	222,273
Comprehensive (income) attributable to Noncontrolling Interests	(20,983)	(164,096)	(6,201)	(9,362)
Comprehensive income attributable to controlling interests	$496,549	$4,046,913	$144,472	$212,911

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$498,297	$4,177,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	542,964	528,242
Amortization of deferred financing costs	6,447	10,000
Amortization of above/below market lease intangibles	2,729	2,566
Amortization of discounts and premiums on debt	4,939	(18,328)
Amortization of deferred settlements on derivative instruments	14,010	37,187
Write-off of pursuit costs	2,329	3,379
Loss (income) from investments in unconsolidated entities	2,153	(5,846)
Distributions from unconsolidated entities – return on capital	2,031	2,165
Net (gain) on sales of investment securities and other investments	—	(58,416)
Net (gain) on sales of real estate properties	(141,761)	(3,870,871)
Net (gain) on sales of land parcels	(19,170)	(15,759)
Net (gain) on sales of discontinued operations	—	(43)
Compensation paid with Company Common Shares	19,999	25,540
Changes in assets and liabilities:
Decrease in deposits – restricted	788	9,992
Decrease in mortgage deposits	1,447	222
(Increase) decrease in other assets	(23,024)	4,248
Increase in accounts payable and accrued expenses	62,635	41,371
Increase (decrease) in accrued interest payable	11,865	(15,780)
(Decrease) in other liabilities	(28,250)	(24,749)
Increase (decrease) in security deposits	2,606	(13,522)
Net cash provided by operating activities	963,034	819,321
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(466,395)	(205,881)
Investment in real estate – development/other	(227,187)	(454,502)
Capital expenditures to real estate	(143,258)	(124,551)
Non-real estate capital additions	(776)	(4,467)
Interest capitalized for real estate under development	(23,164)	(41,658)
Proceeds from disposition of real estate, net	350,000	6,584,126
Investments in unconsolidated entities	(5,324)	(3,826)
Distributions from unconsolidated entities – return of capital	329	13,798
Proceeds from sale of investment securities and other investments	—	72,815
Decrease (increase) in deposits on real estate acquisitions and investments, net	39,519	(83,668)
(Increase) in mortgage deposits	(4,541)	(21)
Net cash (used for) provided by investing activities	(480,797)	5,752,165

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,272)	$(507)
Mortgage deposits	57,057	(6,249)
Mortgage notes payable, net:
Lump sum payoffs	(493,420)	(565,084)
Scheduled principal repayments	(8,771)	(6,644)
Notes, net:
Proceeds	692,466	—
Lump sum payoffs	(394,077)	(1,500,000)
Line of credit and commercial paper:
Line of credit proceeds	1,845,000	246,000
Line of credit repayments	(1,845,000)	(246,000)
Commercial paper proceeds	3,888,675	1,324,784
Commercial paper repayments	(3,681,750)	(1,712,472)
Proceeds from settlement of derivative instruments	1,296	—
Proceeds from Employee Share Purchase Plan (ESPP)	2,963	2,778
Proceeds from exercise of options	12,967	26,939
Payment of offering costs	(36)	(304)
Other financing activities, net	(40)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	125	—
Contributions – Noncontrolling Interests – Operating Partnership	—	1
Distributions:
Common Shares	(554,267)	(3,490,838)
Preferred Shares	(2,318)	(2,318)
Noncontrolling Interests – Operating Partnership	(20,604)	(137,641)
Noncontrolling Interests – Partially Owned Properties	(6,873)	(28,588)
Net cash (used for) financing activities	(512,879)	(6,096,176)
Net (decrease) increase in cash and cash equivalents	(30,642)	475,310
Cash and cash equivalents, beginning of period	77,207	42,276
Cash and cash equivalents, end of period	$46,565	$517,586

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$257,805	$383,374
Net cash paid for income and other taxes	$964	$1,333
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$43,400
Amortization of deferred financing costs:
Other assets	$1,810	$2,291
Mortgage notes payable, net	$1,943	$3,320
Notes, net	$2,694	$4,389
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$247	$(21,318)
Notes, net	$1,771	$2,578
Line of credit and commercial paper	$2,921	$412
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(75)
Accumulated other comprehensive income	$14,019	$37,262
Write-off of pursuit costs:
Investment in real estate, net	$2,292	$2,876
Other assets	$17	$399
Accounts payable and accrued expenses	$20	$104
Loss (income) from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,076	$(6,999)
Other liabilities	$1,077	$1,153
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(3,803)	$(4,563)
Notes, net	$(1,413)	$4,563
Other liabilities	$—	$4,240
Accumulated other comprehensive income	$5,216	$(4,240)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(2,324)	$(1,726)
Other liabilities	$(3,000)	$(2,100)
Distributions from unconsolidated entities - return of capital:
Investments in unconsolidated entities	$329	$14,014
Other assets	$—	$(216)
Debt financing costs:
Mortgage notes payable, net	$—	$(507)
Notes, net	$(6,272)	$—
Other:
Foreign currency translation adjustments	$—	$(264)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)

(Unaudited)

Nine Months Ended
September 30, 2017
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$37,280
Balance, end of period	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,659
Conversion of OP Units into Common Shares	11
Exercise of share options	3
Employee Share Purchase Plan (ESPP)	1
Share-based employee compensation expense:
Restricted shares	1
Balance, end of period	$3,675
PAID IN CAPITAL
Balance, beginning of year	$8,758,422
Common Share Issuance:
Conversion of OP Units into Common Shares	14,706
Exercise of share options	12,964
Employee Share Purchase Plan (ESPP)	2,962
Share-based employee compensation expense:
Restricted shares	7,488
Share options	6,384
ESPP discount	586
Offering costs	(36)
Supplemental Executive Retirement Plan (SERP)	(594)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	29,551
Adjustment for Noncontrolling Interests ownership in Operating Partnership	16,306
Balance, end of period	$8,848,739
RETAINED EARNINGS
Balance, beginning of year	$1,543,626
Net income attributable to controlling interests	478,012
Common Share distributions	(555,071)
Preferred Share distributions	(2,318)
Balance, end of period	$1,464,249
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(113,909)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	5,216
Losses reclassified into earnings from other comprehensive income	14,019
Balance, end of period	$(94,674)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)

(Amounts in thousands)

(Unaudited)

Nine Months Ended
September 30, 2017
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$221,297
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(14,717)
Equity compensation associated with Noncontrolling Interests	8,200
Net income attributable to Noncontrolling Interests	17,931
Distributions to Noncontrolling Interests	(20,073)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	32,000
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(16,306)
Balance, end of period	$228,332
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$10,609
Net income attributable to Noncontrolling Interests	2,354
Contributions by Noncontrolling Interests	125
Distributions to Noncontrolling Interests	(6,913)
Balance, end of period	$6,175

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30,	December 31,
	2017	2016
ASSETS
Investment in real estate
Land	$5,985,004	$5,899,862
Depreciable property	19,571,402	18,730,579
Projects under development	293,064	637,168
Land held for development	99,073	118,816
Investment in real estate	25,948,543	25,386,425
Accumulated depreciation	(5,849,110)	(5,360,389)
Investment in real estate, net	20,099,433	20,026,036
Cash and cash equivalents	46,565	77,207
Investments in unconsolidated entities	59,029	60,141
Deposits – restricted	36,639	76,946
Escrow deposits – mortgage	10,972	64,935
Other assets	445,195	398,883
Total assets	$20,697,833	$20,704,148

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$3,619,180	$4,119,181
Notes, net	5,143,248	4,848,079
Line of credit and commercial paper	229,844	19,998
Accounts payable and accrued expenses	167,984	147,482
Accrued interest payable	72,811	60,946
Other liabilities	332,650	350,466
Security deposits	65,230	62,624
Distributions payable	192,569	192,296
Total liabilities	9,823,516	9,801,072

Commitments and contingencies

Redeemable Limited Partners	380,541	442,092
Capital:
Partners' Capital:
Preference Units	37,280	37,280
General Partner	10,316,663	10,305,707
Limited Partners	228,332	221,297
Accumulated other comprehensive (loss)	(94,674)	(113,909)
Total partners' capital	10,487,601	10,450,375
Noncontrolling Interests – Partially Owned Properties	6,175	10,609
Total capital	10,493,776	10,460,984
Total liabilities and capital	$20,697,833	$20,704,148

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2017	2016	2017	2016
REVENUES
Rental income	$1,840,170	$1,816,960	$623,951	$605,856
Fee and asset management	532	3,351	171	218
Total revenues	1,840,702	1,820,311	624,122	606,074
EXPENSES
Property and maintenance	306,645	309,688	104,721	104,216
Real estate taxes and insurance	253,318	238,954	84,087	81,343
Property management	64,702	64,003	20,861	19,517
General and administrative	40,366	47,408	12,567	12,395
Depreciation	542,964	528,242	184,100	179,230
Total expenses	1,207,995	1,188,295	406,336	396,701

Operating income	632,707	632,016	217,786	209,373

Interest and other income	5,708	65,092	3,945	5,509
Other expenses	(3,160)	(14,480)	(1,028)	(10,420)
Interest:
Expense incurred, net	(288,579)	(386,316)	(91,145)	(86,352)
Amortization of deferred financing costs	(6,447)	(10,000)	(2,064)	(2,261)
Income before income and other taxes, (loss) income from investments in unconsolidated entities, net gain on sales of real estate properties and land parcels and discontinued operations	340,229	286,312	127,494	115,849
Income and other tax (expense) benefit	(710)	(1,189)	(228)	(426)
(Loss) income from investments in unconsolidated entities	(2,153)	5,846	(398)	7,750
Net gain on sales of real estate properties	141,761	3,870,871	17,328	90,036
Net gain on sales of land parcels	19,170	15,759	—	4,037
Income from continuing operations	498,297	4,177,599	144,196	217,246
Discontinued operations, net	—	124	—	246
Net income	498,297	4,177,723	144,196	217,492
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,354)	(2,368)	(801)	(823)
Net income attributable to controlling interests	$495,943	$4,175,355	$143,395	$216,669
ALLOCATION OF NET INCOME:
Preference Units	$2,318	$2,318	$772	$773

General Partner	$475,694	$4,012,595	$137,457	$207,543
Limited Partners	17,931	160,442	5,166	8,353
Net income available to Units	$493,625	$4,173,037	$142,623	$215,896
Earnings per Unit – basic:
Income from continuing operations available to Units	$1.30	$11.00	$0.37	$0.57
Net income available to Units	$1.30	$11.00	$0.37	$0.57
Weighted average Units outstanding	379,716	378,745	379,906	379,008
Earnings per Unit – diluted:
Income from continuing operations available to Units	$1.29	$10.92	$0.37	$0.56
Net income available to Units	$1.29	$10.92	$0.37	$0.56
Weighted average Units outstanding	382,640	382,284	382,945	382,373

Distributions declared per Unit outstanding	$1.51125	$12.51125	$0.50375	$3.50375

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2017	2016	2017	2016
Comprehensive income
Net income	$498,297	$4,177,723	$144,196	$217,492
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	5,216	(4,240)	1,709	227
Losses reclassified into earnings from other comprehensive income	14,019	37,262	4,768	4,340
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the period	—	264	—	214
Other comprehensive income	19,235	33,286	6,477	4,781
Comprehensive income	517,532	4,211,009	150,673	222,273
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,354)	(2,368)	(801)	(823)
Comprehensive income attributable to controlling interests	$515,178	$4,208,641	$149,872	$221,450

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$498,297	$4,177,723
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	542,964	528,242
Amortization of deferred financing costs	6,447	10,000
Amortization of above/below market lease intangibles	2,729	2,566
Amortization of discounts and premiums on debt	4,939	(18,328)
Amortization of deferred settlements on derivative instruments	14,010	37,187
Write-off of pursuit costs	2,329	3,379
Loss (income) from investments in unconsolidated entities	2,153	(5,846)
Distributions from unconsolidated entities – return on capital	2,031	2,165
Net (gain) on sales of investment securities and other investments	—	(58,416)
Net (gain) on sales of real estate properties	(141,761)	(3,870,871)
Net (gain) on sales of land parcels	(19,170)	(15,759)
Net (gain) on sales of discontinued operations	—	(43)
Compensation paid with Company Common Shares	19,999	25,540
Changes in assets and liabilities:
Decrease in deposits – restricted	788	9,992
Decrease in mortgage deposits	1,447	222
(Increase) decrease in other assets	(23,024)	4,248
Increase in accounts payable and accrued expenses	62,635	41,371
Increase (decrease) in accrued interest payable	11,865	(15,780)
(Decrease) in other liabilities	(28,250)	(24,749)
Increase (decrease) in security deposits	2,606	(13,522)
Net cash provided by operating activities	963,034	819,321
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(466,395)	(205,881)
Investment in real estate – development/other	(227,187)	(454,502)
Capital expenditures to real estate	(143,258)	(124,551)
Non-real estate capital additions	(776)	(4,467)
Interest capitalized for real estate under development	(23,164)	(41,658)
Proceeds from disposition of real estate, net	350,000	6,584,126
Investments in unconsolidated entities	(5,324)	(3,826)
Distributions from unconsolidated entities – return of capital	329	13,798
Proceeds from sale of investment securities and other investments	—	72,815
Decrease (increase) in deposits on real estate acquisitions and investments, net	39,519	(83,668)
(Increase) in mortgage deposits	(4,541)	(21)
Net cash (used for) provided by investing activities	(480,797)	5,752,165

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,272)	$(507)
Mortgage deposits	57,057	(6,249)
Mortgage notes payable, net:
Lump sum payoffs	(493,420)	(565,084)
Scheduled principal repayments	(8,771)	(6,644)
Notes, net:
Proceeds	692,466	—
Lump sum payoffs	(394,077)	(1,500,000)
Line of credit and commercial paper:
Line of credit proceeds	1,845,000	246,000
Line of credit repayments	(1,845,000)	(246,000)
Commercial paper proceeds	3,888,675	1,324,784
Commercial paper repayments	(3,681,750)	(1,712,472)
Proceeds from settlement of derivative instruments	1,296	—
Proceeds from EQR's Employee Share Purchase Plan (ESPP)	2,963	2,778
Proceeds from exercise of EQR options	12,967	26,939
Payment of offering costs	(36)	(304)
Other financing activities, net	(40)	(33)
Contributions – Noncontrolling Interests – Partially Owned Properties	125	—
Contributions – Limited Partners	—	1
Distributions:
OP Units – General Partner	(554,267)	(3,490,838)
Preference Units	(2,318)	(2,318)
OP Units – Limited Partners	(20,604)	(137,641)
Noncontrolling Interests – Partially Owned Properties	(6,873)	(28,588)
Net cash (used for) financing activities	(512,879)	(6,096,176)
Net (decrease) increase in cash and cash equivalents	(30,642)	475,310
Cash and cash equivalents, beginning of period	77,207	42,276
Cash and cash equivalents, end of period	$46,565	$517,586

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$257,805	$383,374
Net cash paid for income and other taxes	$964	$1,333
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$43,400
Amortization of deferred financing costs:
Other assets	$1,810	$2,291
Mortgage notes payable, net	$1,943	$3,320
Notes, net	$2,694	$4,389
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$247	$(21,318)
Notes, net	$1,771	$2,578
Line of credit and commercial paper	$2,921	$412
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(75)
Accumulated other comprehensive income	$14,019	$37,262
Write-off of pursuit costs:
Investment in real estate, net	$2,292	$2,876
Other assets	$17	$399
Accounts payable and accrued expenses	$20	$104
Loss (income) from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,076	$(6,999)
Other liabilities	$1,077	$1,153
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(3,803)	$(4,563)
Notes, net	$(1,413)	$4,563
Other liabilities	$—	$4,240
Accumulated other comprehensive income	$5,216	$(4,240)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(2,324)	$(1,726)
Other liabilities	$(3,000)	$(2,100)
Distributions from unconsolidated entities - return of capital:
Investments in unconsolidated entities	$329	$14,014
Other assets	$—	$(216)
Debt financing costs:
Mortgage notes payable, net	$—	$(507)
Notes, net	$(6,272)	$—
Other:
Foreign currency translation adjustments	$—	$(264)
See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(Amounts in thousands)

(Unaudited)

Nine Months Ended
September 30, 2017
PARTNERS' CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$37,280
Balance, end of period	$37,280
GENERAL PARTNER
Balance, beginning of year	$10,305,707
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	14,717
Exercise of EQR share options	12,967
EQR's Employee Share Purchase Plan (ESPP)	2,963
Share-based employee compensation expense:
EQR restricted shares	7,489
EQR share options	6,384
EQR ESPP discount	586
Net income available to Units – General Partner	475,694
OP Units – General Partner distributions	(555,071)
Offering costs	(36)
Supplemental Executive Retirement Plan (SERP)	(594)
Change in market value of Redeemable Limited Partners	29,551
Adjustment for Limited Partners ownership in Operating Partnership	16,306
Balance, end of period	$10,316,663
LIMITED PARTNERS
Balance, beginning of year	$221,297
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(14,717)
Equity compensation associated with Units – Limited Partners	8,200
Net income available to Units – Limited Partners	17,931
Units – Limited Partners distributions	(20,073)
Change in carrying value of Redeemable Limited Partners	32,000
Adjustment for Limited Partners ownership in Operating Partnership	(16,306)
Balance, end of period	$228,332
ACCUMULATED OTHER COMPREHENSIVE (LOSS)
Balance, beginning of year	$(113,909)
Accumulated other comprehensive income – derivative instruments:
Unrealized holding gains arising during the period	5,216
Losses reclassified into earnings from other comprehensive income	14,019
Balance, end of period	$(94,674)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands)

(Unaudited)

Nine Months Ended
September 30, 2017
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$10,609
Net income attributable to Noncontrolling Interests	2,354
Contributions by Noncontrolling Interests	125
Distributions to Noncontrolling Interests	(6,913)
Balance, end of period	$6,175

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

EQR is the general partner of, and as of September 30, 2017 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company's property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues public equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company's ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of September 30, 2017, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 305 properties located in 10 states and the District of Columbia consisting of 78,302 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	283	73,289
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	17	3,215
Partially Owned Properties – Unconsolidated	2	945
	305	78,302

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications did not have an impact on net income previously reported.  Operating results for the nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled.  The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted.  The Company’s deferred tax assets were generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities.  As of September 30, 2017, the Company has elected REIT status for its primary TRS upon filing the 2016 tax return in the third quarter of 2017, with the election retroactive to January 1, 2016.  As a result, the Company wrote-off its deferred tax assets, which were fully reserved, as of September 30, 2017.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued a comprehensive new revenue recognition standard entitled Revenue from Contracts with Customers that will supersede nearly all existing revenue recognition guidance.  The new standard specifically excludes lease revenue.  The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Companies will likely need to use more judgment and make more estimates than under current revenue recognition guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  The Company anticipates selecting the modified retrospective transition method with a cumulative effect recognized as of the date of adoption and will adopt the new standard effective January 1, 2018, when effective.  The Company is continuing to evaluate the standard; however, we do not expect its adoption to have a significant impact on the consolidated financial statements, as approximately 95% of total revenues consist of rental income from leasing arrangements, which is specifically excluded from the standard.  In addition, the Company's fee and asset management activities are immaterial now that it sold its interest in Joint Base Lewis McChord in 2016 and given the nature of its disposition transactions, there should be no changes in accounting under the new standard.

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

The new standards must be applied retrospectively to all periods presented in the consolidated financial statements and they will be effective for the Company beginning on January 1, 2018, with early adoption permitted.  The Company currently anticipates adopting the new standards in the fourth quarter of 2017 and plans to continue to apply the look-through approach for distributions received from equity method investees.  The Company does not expect overall cash flows to change; however, there will be material changes between cash flow classifications due to the substantial debt prepayment penalties that the Company has incurred in the comparative period.

In February 2017, the FASB issued a new standard which clarifies the accounting treatment for partial sales of nonfinancial assets (i.e. real estate).  The standard clarifies that partial sales transactions include contributions of nonfinancial assets to a joint venture or other noncontrolled investee.  Companies must recognize a full gain or loss on transfers of nonfinancial assets to equity method investees.  The standard requires companies to derecognize distinct nonfinancial assets or distinct in substance nonfinancial assets in partial sale transactions when it does not have a controlling financial interest in the legal entity that holds the asset and transfers control of the asset.  Once the distinct nonfinancial asset is transferred, the company is required to measure any non-controlling interest it receives or retains at fair value and recognize a full gain or loss on the transaction.  If a company transfers ownership interests in a consolidated subsidiary and continues to maintain a controlling financial interest, the company does not derecognize the assets or liabilities, and accounts for the transaction as an equity transaction and no gain or loss is recognized. The new standard will be effective for the Company beginning on January 1, 2018 and early adoption was permitted beginning on January 1, 2017.  The Company anticipates adopting the new standard concurrently with the new revenue recognition standard.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect recognized as of the date of adoption.  The Company has not had a partial sale of nonfinancial assets in the current or comparative periods.  Therefore, the Company does not currently believe that the adoption of this standard will have a material impact on its consolidated results of operations and financial position.

In August 2017, the FASB issued a final standard which makes changes to the hedge accounting model to enable entities to better portray their risk management activities in the financial statements.  The new standard expands an entity’s ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk and eases certain documentation and assessment requirements.  The new standard also eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of any hedging instrument to be presented in the same income statement line as the hedged instrument.  The new standard will be effective for the Company beginning on January 1, 2019 and early adoption is permitted.  The Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

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

In March 2016, the FASB issued a new standard which simplified several aspects of the accounting for employee share-based payment transactions, including income tax consequences, classification of awards as equity or liability, statement of cash flows classification and policy election options for forfeitures.  The Company adopted this new standard as required effective January 1, 2017.  The Company will continue to estimate the number of awards expected to be forfeited and adjust the estimate when it is no longer probable that the employee will fulfill the service condition, as was required under the old standard.  The adoption of this standard did not have a material impact on our consolidated results of operations or financial position.

In January 2017, the FASB issued a new standard which clarified the definition of a business.  The standard's objective was to add additional guidance that assists companies in determining whether transactions should be accounted for as an asset acquisition or a business combination.  The new standard first requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets.  If this threshold is met, the set is not a business.  If this threshold is not met, the entity next evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.  Among other differences, transaction costs associated with asset acquisitions are capitalized while those associated with business combinations are expensed as incurred.  In addition, purchase price in an asset acquisition is allocated on a relative fair value basis while in a business combination it is generally measured at fair value.  The new standard will be applied prospectively to any transactions occurring within the period of adoption.  The Company early adopted the new standard as allowed effective January 1, 2017.  The Company anticipates that substantially all of its transactions will now be accounted for as asset acquisitions, which means transaction costs will largely be capitalized as noted above.

Other

The Company is the controlling partner in various consolidated partnerships owning 17 properties and 3,215 apartment units having a noncontrolling interest book value of $6.2 million at September 30, 2017.  The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries.  Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning four properties having a noncontrolling interest deficit balance of $7.3 million.  These four partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements.  As of September 30, 2017, the Company estimates the value of

Noncontrolling Interest distributions for these four properties would have been approximately $65.8 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the four Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on September 30, 2017 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company's Partially Owned Properties is subject to change.  To the extent that the partnerships' underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units) for the nine months ended September 30, 2017:

2017
Common Shares
Common Shares outstanding at January 1,	365,870,924
Common Shares Issued:
Conversion of OP Units	1,107,735
Exercise of share options	343,527
Employee Share Purchase Plan (ESPP)	54,843
Restricted share grants, net	85,451
Common Shares Outstanding at September 30,	367,462,480
Units
Units outstanding at January 1,	14,626,075
Restricted unit grants, net	291,647
Conversion of OP Units to Common Shares	(1,107,735)
Units outstanding at September 30,	13,809,987
Total Common Shares and Units outstanding at September 30,	381,272,467
Units Ownership Interest in Operating Partnership	3.6%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at September 30, 2017 and December 31, 2016.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total.  Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above.  As of September 30, 2017, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $380.5 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the nine months ended September 30, 2017 (amounts in thousands):

2017
Balance at January 1,	$442,092
Change in market value	(29,551)
Change in carrying value	(32,000)
Balance at September 30,	$380,541

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

The following table presents the Company’s issued and outstanding Preferred Shares as of September 30, 2017 and December 31, 2016:

			Amounts in thousands
		Annual
	Call	Dividend per	September 30,	December 31,
	Date (1)	Share (2)	2017	2016
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding at September 30, 2017 and December 31, 2016	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)

On or after the call date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the nine months ended September 30, 2017:

2017
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	380,496,999
Issued to General Partner:
Exercise of EQR share options	343,527
EQR’s Employee Share Purchase Plan (ESPP)	54,843
EQR's restricted share grants, net	85,451
Issued to Limited Partners:
Restricted unit grants, net	291,647
General and Limited Partner Units outstanding at September 30,	381,272,467
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,626,075
Limited Partner restricted unit grants, net	291,647
Conversion of Limited Partner OP Units to EQR Common Shares	(1,107,735)
Limited Partner Units outstanding at September 30,	13,809,987
Limited Partner Units Ownership Interest in Operating Partnership	3.6%

The Limited Partners of the Operating Partnership as of September 30, 2017 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units.  Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis.  The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units.  Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR.  Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer's control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at September 30, 2017 and December 31, 2016.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total.  Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above.  As of September 30, 2017, the Redeemable Limited Partner Units have a redemption value of approximately $380.5 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the nine months ended September 30, 2017 (amounts in thousands):

2017
Balance at January 1,	$442,092
Change in market value	(29,551)
Change in carrying value	(32,000)
Balance at September 30,	$380,541

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

The following table presents the Operating Partnership's issued and outstanding “Preference Units” as of September 30, 2017 and December 31, 2016:

			Amounts in thousands
		Annual
	Call	Dividend Per	September 30,	December 31,
	Date (1)	Unit (2)	2017	2016
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding at September 30, 2017 and December 31, 2016	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)

On or after the call date, redeemable preference units may be redeemed for cash at the option of the Operating Partnership, in whole or in part, at a redemption price equal to the liquidation price per unit, plus accrued and unpaid distributions, if any, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares.

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

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No shares were repurchased during the nine months ended September 30, 2017 and as a result, EQR has remaining authorization to repurchase up to 13.0 million of its shares under the repurchase program as of September 30, 2017.

4.	Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Land	$5,985,004	$5,899,862
Depreciable property:
Buildings and improvements	17,601,348	16,913,430
Furniture, fixtures and equipment	1,500,963	1,346,300
In-Place lease intangibles	469,091	470,849
Projects under development:
Land	61,047	115,876
Construction-in-progress	232,017	521,292
Land held for development:
Land	63,439	84,440
Construction-in-progress	35,634	34,376
Investment in real estate	25,948,543	25,386,425
Accumulated depreciation	(5,849,110)	(5,360,389)
Investment in real estate, net	$20,099,433	$20,026,036

The following table summarizes the carrying amounts for the Company's above and below market ground and retail lease intangibles as of September 30, 2017 and December 31, 2016 (amounts in thousands):

Description	Balance Sheet Location	September 30, 2017	December 31, 2016
Assets
Ground lease intangibles – below market	Other Assets	$191,918	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		193,178	179,511
Accumulated amortization		(21,305)	(17,972)
Lease intangible assets, net		$171,873	$161,539

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,270
Lease intangible liabilities		7,670	7,670
Accumulated amortization		(5,113)	(4,509)
Lease intangible liabilities, net		$2,557	$3,161

The following table provides a summary of the effect of the amortization for above and below market ground and retail lease intangibles on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months and quarters ended September 30, 2017 and 2016 respectively (amounts in thousands):

		Nine Months Ended		Quarter Ended
		September 30,		September 30,
Description	Income Statement Location	2017	2016	2017	2016
Ground lease intangible amortization	Property and Maintenance	$(3,253)	$(3,241)	$(1,092)	$(1,080)
Retail lease intangible amortization	Rental Income	524	675	80	222
Total amortization of above/below market lease intangibles		$(2,729)	$(2,566)	$(1,012)	$(858)

The following table provides a summary of the aggregate amortization for above and below market ground and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2017	2018	2019	2020	2021	2022
Ground lease intangibles	$(1,116)	$(4,463)	$(4,463)	$(4,463)	$(4,463)	$(4,463)
Retail lease intangibles	16	71	71	71	71	27
Total	$(1,100)	$(4,392)	$(4,392)	$(4,392)	$(4,392)	$(4,436)

During the nine months ended September 30, 2017, the Company acquired the entire equity interest in the following from  unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	4	947	$468,050
Total	4	947	$468,050

(1)

Purchase price includes an allocation of approximately $68.3 million to land, $386.2 million to depreciable property (inclusive of capitalized closing costs) and $13.7 million to ground lease intangible (included in other assets).  For one of the property acquisitions, the Company owns the building and improvements and leases the land underlying the improvements under a long-term ground lease that expires in 2113. This property is consolidated and reflected as a real estate asset while the ground lease is accounted for as an operating lease.

During the nine months ended September 30, 2017, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	4	1,024	$319,700
Land Parcels (one)	—	—	33,450
Total	4	1,024	$353,150

The Company recognized a net gain on sales of real estate properties of approximately $141.8 million and a net gain on sales of land parcels of approximately $19.2 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any separate agreements to acquire rental properties or land parcels as of October 27, 2017.

The Company has entered into a separate agreement to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Land Parcels (one)	—	—	$2,700
Total	—	—	$2,700

The closing of this pending transaction is subject to certain conditions and restrictions, therefore, there can be no assurance that this transaction will be consummated or that the final terms will not differ in material respects from those summarized above.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated).  The following tables and information summarize the Company’s investments in partially owned entities as of September 30, 2017 (amounts in thousands except for property and apartment unit amounts):

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE) (1)	Total
Total properties	17	2	—	2
Total apartment units	3,215	945	—	945
Balance sheet information at 9/30/2017 (at 100%):
ASSETS
Investment in real estate	$648,839	$236,630	$172,995	$409,625
Accumulated depreciation	(226,607)	(40,840)	(48,670)	(89,510)
Investment in real estate, net	422,232	195,790	124,325	320,115
Cash and cash equivalents	22,914	7,194	139	7,333
Investments in unconsolidated entities	45,035	—	—	—
Deposits – restricted	385	258	—	258
Other assets	26,246	450	105	555
Total assets	$516,812	$203,692	$124,569	$328,261

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable, net (2)	$302,037	$145,424	$—	$145,424
Accounts payable & accrued expenses	2,975	2,644	150	2,794
Accrued interest payable	1,024	691	—	691
Other liabilities	453	308	27	335
Security deposits	2,037	488	—	488
Total liabilities	308,526	149,555	177	149,732
Noncontrolling Interests – Partially Owned Properties/Partners' equity	6,175	54,336	84,682	139,018
Company equity/General and Limited Partners' Capital	202,111	(199)	39,710	39,511
Total equity/capital	208,286	54,137	124,392	178,529
Total liabilities and equity/capital	$516,812	$203,692	$124,569	$328,261

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE) (1)	Total
Operating information for the nine months ended 9/30/2017 (at 100%):
Operating revenue	$69,917	$20,050	$3,805	$23,855
Operating expenses	17,056	6,746	1,573	8,319
Net operating income	52,861	13,304	2,232	15,536
Property management	2,463	584	56	640
General and administrative/other	239	1	127	128
Depreciation	15,569	7,960	4,126	12,086
Operating income (loss)	34,590	4,759	(2,077)	2,682
Interest and other income	45	—	—	—
Interest:
Expense incurred, net	(9,977)	(6,217)	—	(6,217)
Amortization of deferred financing costs	(203)	(1)	—	(1)
Income (loss) before income and other taxes and (loss) from investments in unconsolidated entities	24,455	(1,459)	(2,077)	(3,536)
Income and other tax (expense) benefit	(34)	(13)	—	(13)
(Loss) from investments in unconsolidated entities	(1,155)	—	—	—
Net income (loss)	$23,266	$(1,472)	$(2,077)	$(3,549)

(1)

Includes the Company’s unconsolidated interest in an entity that owns the land underlying our Wisconsin Place apartment property and owns and operates the parking facility.  This entity is excluded from the property and apartment unit count.

(2)	All debt is non-recourse to the Company.

Note: The above tables exclude EQR's ownership interest in ERPOP, private equity fund investments, and the Company's interests in unconsolidated joint ventures established in connection with the acquisition of certain real estate related assets from Archstone Enterprise LP ("Archstone").  These ventures owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation, as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries.  The preferred interests had an aggregate liquidation value of $37.4 million at September 30, 2017.  The ventures are owned 60% by the Company.  See below for further discussion.

Operating Properties

The Company has various equity interests in certain limited partnerships owning 16 properties containing 2,783 apartment units.  Each partnership owns a multifamily property.  The Company is the general partner of these limited partnerships and is responsible for managing the operations and affairs of the partnerships as well as making all decisions regarding the businesses of the partnerships.  The limited partners are not able to exercise substantive kick-out or participating rights.  As a result, the partnerships qualify as VIEs.  The Company has a controlling financial interest in the VIEs and, thus, is the VIEs' primary beneficiary.  The Company has both the power to direct the activities of the VIEs that most significantly impact the VIEs' economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs.  As a result, the partnerships are required to be consolidated on the Company's financial statements.

The Company has a 75% equity interest in the Wisconsin Place joint venture.  The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities.  The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components.  At September 30, 2017, the residential component had a net book value of $167.0 million.  The Company is the managing member and is responsible for conducting all administrative day-to-day matters and affairs of the joint venture as well as implementing all decisions with respect to the joint venture.  The limited partner is not able to exercise substantive kick-out or participating rights.  As a result, the joint venture qualifies as a VIE.  The Company has a controlling financial interest in the VIE and, thus, is the VIE's primary beneficiary.  The Company has both the power to direct the activities of the VIE that most significantly impact the VIE's economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  As a result, the entity that owns the residential component is required to be consolidated on the Company's financial statements.

The Wisconsin Place joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility.  At September 30, 2017, the basis of this investment was $45.0 million.  The joint venture, as a limited partner, does not have substantive kick-out or participating rights in the entity.  As a result, the entity qualifies as a VIE.  The joint venture does not have a controlling financial interest in the VIE and is not the VIE's primary beneficiary.  The joint venture does not have the power to direct the activities of the VIE that most significantly impact the VIE's economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures.  The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and the Company's interest had a basis of $4.4 million at September 30, 2017.  The Domain joint venture owns a 444 unit apartment property located in San Jose, California and the Company's interest had a basis of $8.4 million at September 30, 2017.  Both properties were funded with long-term, non-recourse secured loans from the partner.  The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021.  The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022.  While the Company is the managing member of both of the joint ventures, the joint venture partner has significant participating rights and has active involvement in and oversight of the operations.  As a result, the entities do not qualify as VIEs.  The Company alone does not have the power to direct the activities of the entities that most significantly impact the entities' economic performance and as a result, the entities are unconsolidated and recorded using the equity method of accounting.

Other

As the sole general partner of ERPOP, EQR has exclusive control of ERPOP's day-to-day management.  The limited partners are not able to exercise substantive kick-out or participating rights.  As a result, ERPOP qualifies as a VIE.  EQR has a controlling financial interest in ERPOP and, thus, is ERPOP's primary beneficiary.  EQR has the power to direct the activities of ERPOP that most significantly impact ERPOP's economic performance as well as the obligation to absorb losses or the right to receive benefits from ERPOP that could potentially be significant to ERPOP.  As a result, ERPOP is required to be consolidated on EQR's financial statements.

The Company agreed to a maximum investment of $5.0 million each for two private equity funds, both of which primarily focus on real estate technology investments.  The Company accounts for both investments under the equity method of accounting.  As of

September 30, 2017, the Company’s interest in these investments had a combined basis of $1.6 million.

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company entered into three limited liability company agreements (collectively, the “Residual JV”).  The Residual JV owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation.  The Residual JV is owned 60% by the Company and 40% by its joint venture partner.  The Company's basis at September 30, 2017 was a net obligation of $0.4 million.  The Residual JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner.  Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners.  As a result, the Residual JV does not qualify as a VIE.  The Company alone does not have the power to direct the activities of the Residual JV that most significantly impact the Residual JV's economic performance and as a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.  The Residual JV has sold all of the real estate assets that were acquired as part of the acquisition of Archstone, including all of the German assets, and is in the process of winding down all remaining activities.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements.  At September 30, 2017, the remaining preferred interests had an aggregate liquidation value of $37.4 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets.  Obligations of the Legacy JV are borne 60% by the Company and 40% by its joint venture partner.  The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner.  Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners.  As a result, the Legacy JV does not qualify as a VIE.  The Company alone does not have the power to direct the activities of the Legacy JV that most significantly impact the Legacy JV's economic performance and as a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

7.	Deposits – Restricted and Escrow Deposits – Mortgage

The following table presents the Company’s restricted deposits as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Tax-deferred (1031) exchange proceeds	$—	$38,847
Restricted deposits on real estate investments	61	733
Resident security and utility deposits	35,667	37,007
Other	911	359
Totals	$36,639	$76,946

The following table presents the Company’s escrow deposits for mortgages as of September 30, 2017 and December 31, 2016 (amounts in thousands):

	September 30, 2017	December 31, 2016
Real estate taxes and insurance	$556	$2,003
Replacement reserves	7,969	3,428
Mortgage principal reserves/sinking funds	1,595	58,652
Other	852	852
Totals	$10,972	$64,935

During the nine months ended September 30, 2017, the Company received approximately $60.5 million from the return of various mortgage principal reserves/sinking funds on certain tax-exempt mortgage bond deals.

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of September 30, 2017, the Company had outstanding mortgage debt of approximately $3.6 billion.

During the nine months ended September 30, 2017, the Company:

•	Repaid $300.0 million of 5.987% mortgage debt held in a Fannie Mae loan pool maturing in 2019 and incurred a prepayment penalty of approximately $10.8 million;
•	Repaid $193.4 million of conventional fixed-rate mortgage loans maturing in 2017 through 2048 and incurred a prepayment penalty of approximately $1.5 million; and
•	Repaid $8.8 million of scheduled principal repayments on various mortgage debt.

The Company recorded $0.3 million of write-offs of unamortized deferred financing costs during the nine months ended September 30, 2017 as additional interest expense related to debt extinguishment of mortgages.  The Company also recorded $0.7 million of write-offs of net unamortized premiums during the nine months ended September 30, 2017 as a reduction of interest expense related to debt extinguishment of mortgages.

As of September 30, 2017, the Company had $598.7 million of secured debt subject to third party credit enhancement.

As of September 30, 2017, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 28, 2061.  At September 30, 2017, the interest rate range on the Company’s mortgage debt was 0.10% to 6.90%.  During the nine months ended September 30, 2017, the weighted average interest rate on the Company’s mortgage debt was 4.33%.

Notes

As of September 30, 2017, the Company had outstanding unsecured notes of approximately $5.1 billion.

During the nine months ended September 30, 2017, the Company:

•	Repaid $394.1 million of 5.75% unsecured notes at maturity;
•

Issued $400.0 million of ten-year 3.25% fixed rate public notes, receiving net proceeds of approximately $399.3 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 3.32% after termination of four forward starting swaps in conjunction with the issuance (see Note 9 for further discussion); and

•

Issued $300.0 million of thirty-year 4.00% fixed rate public notes, receiving net proceeds of approximately $293.2 million before underwriting fees and other expenses, at an all-in effective interest rate of 4.11%.

As of September 30, 2017, scheduled maturities for the Company’s outstanding notes were at various dates through August 1, 2047.  At September 30, 2017, the interest rate range on the Company’s notes was 2.375% to 7.57%.  During the nine months ended September 30, 2017, the weighted average interest rate on the Company’s notes was 4.41%.

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

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness.  As of September 30, 2017, there was a balance of $229.8 million outstanding on the commercial paper program ($230.0 million in principal outstanding net of an unamortized discount of $0.2 million).  The notes bear interest at various floating rates with a weighted average of 1.37% for the nine months ended September 30, 2017 and a weighted average maturity of 18 days as of September 30, 2017.

As of September 30, 2017, the amount available on the revolving credit facility was $1.76 billion (net of $11.1 million which was restricted/dedicated to support letters of credit and net of $230.0 million in principal outstanding on the commercial paper program).

Other

On April 24, 2017, the Company executed a new letter of credit facility with a third party financial institution which is not backed by or collateralized by borrowings on the Company’s unsecured revolving credit facility.  As of September 30, 2017, there was $9.0 million in letters of credit outstanding on this facility.

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at September 30, 2017 and December 31, 2016, respectively (amounts in thousands):

	September 30, 2017		December 31, 2016
	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value
Mortgage notes payable, net	$3,630,477	$3,619,180	$4,161,001	$4,119,181
Unsecured debt, net	5,640,095	5,373,092	5,030,330	4,868,077
Total debt, net	$9,270,572	$8,992,272	$9,191,331	$8,987,258

The following table summarizes the Company’s consolidated derivative instruments at September 30, 2017 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$450,000	$250,000
Lowest Interest Rate	2.375%	2.1478%
Highest Interest Rate	2.375%	2.2895%
Earliest Maturity Date	2019	2028
Latest Maturity Date	2019	2029

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.
(2)

Forward Starting Swaps – Designed to partially fix interest rates in advance of planned future debt issuances.  Of the $250.0 million notional balance, $200.0 million of these swaps have mandatory counterparty terminations in 2019 and are targeted for 2018 debt issuances while $50.0 million of these swaps have mandatory counterparty terminations in 2020 and are targeted for 2019 debt issuances.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at September 30, 2017 and December 31, 2016, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	9/30/2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$444	$—	$444	$—
Forward Starting Swaps	Other Assets	3,921	—	3,921	—
Supplemental Executive Retirement Plan	Other Assets	136,774	136,774	—	—
Total		$141,139	$136,774	$4,365	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$136,774	$136,774	$—	$—
Total		$136,774	$136,774	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$380,541	$—	$380,541	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,857	$—	$1,857	$—
Supplemental Executive Retirement Plan	Other Assets	124,420	124,420	—	—
Total		$126,277	$124,420	$1,857	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$124,420	$124,420	$—	$—
Total		$124,420	$124,420	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$442,092	$—	$442,092	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2017 and 2016, respectively (amounts in thousands):

September 30, 2017 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,413)	Fixed rate debt	Interest expense	$1,413
Total		$(1,413)			$1,413

September 30, 2016 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$4,563	Fixed rate debt	Interest expense	$(4,563)
Total		$4,563			$(4,563)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2017 and 2016, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
September 30, 2017 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$5,216	Interest expense	$(14,019)	N/A	$—
Total	$5,216		$(14,019)		$—

	Effective Portion			Ineffective Portion
September 30, 2016 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(4,240)	Interest expense	$(37,262)	N/A	$—
Total	$(4,240)		$(37,262)		$—

As of September 30, 2017 and December 31, 2016, there were approximately $94.7 million and $113.9 million in deferred losses, net, included in accumulated other comprehensive (loss), respectively, related to derivative instruments.  Based on the estimated fair values of the net derivative instruments at September 30, 2017, the Company may recognize an estimated $21.4 million of accumulated other comprehensive (loss) as additional interest expense during the twelve months ending September 30, 2018.

In August 2017, the Company received $1.3 million to settle four forward starting ten-year swaps in conjunction with the issuance of $400.0 million of ten-year fixed rate public notes.  The entire $1.3 million was initially deferred as a component of accumulated other comprehensive (loss) and will be recognized as a decrease to interest expense over the ten-year term of the notes.

10.	Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2017	2016	2017	2016
Numerator for net income per share – basic:
Income from continuing operations	$498,297	$4,177,599	$144,196	$217,246
Allocation to Noncontrolling Interests – Operating Partnership, net	(17,931)	(160,437)	(5,166)	(8,344)
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,354)	(2,368)	(801)	(823)
Preferred distributions	(2,318)	(2,318)	(772)	(773)
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	475,694	4,012,476	137,457	207,306
Discontinued operations, net of Noncontrolling Interests	—	119	—	237
Numerator for net income per share – basic	$475,694	$4,012,595	$137,457	$207,543
Numerator for net income per share – diluted:
Income from continuing operations	$498,297	$4,177,599	$144,196	$217,246
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,354)	(2,368)	(801)	(823)
Preferred distributions	(2,318)	(2,318)	(772)	(773)
Income from continuing operations available to Common Shares	493,625	4,172,913	142,623	215,650
Discontinued operations, net	—	124	—	246
Numerator for net income per share – diluted	$493,625	$4,173,037	$142,623	$215,896
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	366,809	364,917	366,996	365,109
Effect of dilutive securities:
OP Units	12,907	13,828	12,910	13,899
Long-term compensation shares/units	2,924	3,539	3,039	3,365
Denominator for net income per share – diluted	382,640	382,284	382,945	382,373
Net income per share – basic	$1.30	$11.00	$0.37	$0.57
Net income per share – diluted	$1.29	$10.92	$0.37	$0.56
Net income per share – basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$1.30	$11.00	$0.37	$0.57
Discontinued operations, net of Noncontrolling Interests	—	—	—	—
Net income per share – basic	$1.30	$11.00	$0.37	$0.57
Net income per share – diluted:
Income from continuing operations available to Common Shares	$1.29	$10.92	$0.37	$0.56
Discontinued operations, net	—	—	—	—
Net income per share – diluted	$1.29	$10.92	$0.37	$0.56

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2017	2016	2017	2016
Numerator for net income per Unit – basic and diluted:
Income from continuing operations	$498,297	$4,177,599	$144,196	$217,246
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,354)	(2,368)	(801)	(823)
Allocation to Preference Units	(2,318)	(2,318)	(772)	(773)
Income from continuing operations available to Units	493,625	4,172,913	142,623	215,650
Discontinued operations, net	—	124	—	246
Numerator for net income per Unit – basic and diluted	$493,625	$4,173,037	$142,623	$215,896
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	379,716	378,745	379,906	379,008
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,924	3,539	3,039	3,365
Denominator for net income per Unit – diluted	382,640	382,284	382,945	382,373
Net income per Unit – basic	$1.30	$11.00	$0.37	$0.57
Net income per Unit – diluted	$1.29	$10.92	$0.37	$0.56
Net income per Unit – basic:
Income from continuing operations available to Units	$1.30	$11.00	$0.37	$0.57
Discontinued operations, net	—	—	—	—
Net income per Unit – basic	$1.30	$11.00	$0.37	$0.57
Net income per Unit – diluted:
Income from continuing operations available to Units	$1.29	$10.92	$0.37	$0.56
Discontinued operations, net	—	—	—	—
Net income per Unit – diluted	$1.29	$10.92	$0.37	$0.56

11.	Individually Significant Dispositions

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

The Company concluded that the Starwood Transaction did not qualify for discontinued operations reporting as it did not represent a strategic shift that had a major effect on the Company’s operations and financial results.  The Company has been investing only in its six coastal markets (Boston, New York, Washington D.C., Southern California, San Francisco and Seattle) and has not been acquiring or developing any new assets in its other markets.  Over the past several years, the Company has been repositioning its portfolio by selling its suburban assets located in markets outside its six core coastal markets.  The sale of the Starwood Portfolio represented the continuation of the above strategy.  However, the Company concluded that the Starwood Transaction did qualify as an individually significant component of the Company as the amount received upon disposal exceeded 10% of total assets, and NOI (see definition in Note 13) of the Starwood Portfolio represented approximately 1.6% of consolidated NOI (for the approximate one-month period owned in 2016) for the nine months ended September 30, 2016 and approximately 15.7% of consolidated NOI for the year ended December 31, 2015.  As a result, the following table summarizes the results of operations attributable to the Starwood Transaction for the nine months and quarter ended September 30, 2016 (amounts in thousands):

	Nine Months Ended	Quarter Ended
	September 30, 2016	September 30, 2016
REVENUES
Rental income	$30,660	$239
Total revenues	30,660	239
EXPENSES
Property and maintenance	7,839	(84)
Real estate taxes and insurance	2,933	1
Property management	2	—
General and administrative	19	4
Total expenses	10,793	(79)
Operating income	19,867	318
Interest and other income	21	10
Interest:
Expense incurred, net	(380)	(6)
Amortization of deferred financing costs	(707)	—
Income and other tax (expense) benefit	(1)	—
Net gain (loss) on sales of real estate properties	3,161,097	(103)
Income from operations attributable to controlling interests – Operating Partnership	3,179,897	219
Income from operations attributable to Noncontrolling Interests – Operating Partnership	(122,146)	(8)
Income from operations attributable to controlling interests – Company	$3,057,751	$211

12.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws.  Compliance by the Company with existing laws has not had a material adverse effect on the Company.  However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.  As of September 30, 2017, the Company does have environmental reserves totaling approximately $5.7 million related to two of its properties.

The Company has established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assesses the adequacy of the reserve and makes adjustments as necessary.  As of September 30, 2017, the reserve totaled approximately $0.9 million.  While no assurances can be given, the Company does not believe that the ultimate resolution of any of these remaining litigation matters, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any other litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of September 30, 2017, the Company has four wholly owned projects totaling 1,285 apartment units in various stages of development with commitments to fund of approximately $127.3 million and estimated completion dates ranging through September 30, 2019, as well as other completed development projects that are in various stages of lease up or are stabilized.

As of September 30, 2017, the Company has two unconsolidated operating properties (Nexus Sawgrass and Domain) that are owned with the same third party joint venture partner.  The joint venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions.  The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for further discussion.

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2017 and 2016, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2017 and 2016, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2017	2016	2017	2016
Rental income	$1,840,170	$1,816,960	$623,951	$605,856
Property and maintenance expense	(306,645)	(309,688)	(104,721)	(104,216)
Real estate taxes and insurance expense	(253,318)	(238,954)	(84,087)	(81,343)
Total operating expenses	(559,963)	(548,642)	(188,808)	(185,559)
Net operating income	$1,280,207	$1,268,318	$435,143	$420,297

The following tables present NOI for each segment from our rental real estate specific to continuing operations for the nine months and quarters ended September 30, 2017 and 2016, respectively, as well as total assets and capital expenditures at September 30, 2017 (amounts in thousands):

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$296,345	$83,927	$212,418	$285,463	$83,459	$202,004
Orange County	66,081	16,355	49,726	63,005	15,529	47,476
San Diego	66,052	17,386	48,666	63,171	16,884	46,287
Subtotal - Southern California	428,478	117,668	310,810	411,639	115,872	295,767

Washington DC	322,307	98,043	224,264	317,879	95,187	222,692
New York	345,656	126,226	219,430	345,434	120,390	225,044
San Francisco	283,654	69,053	214,601	277,666	68,246	209,420
Boston	170,545	47,538	123,007	168,118	47,308	120,810
Seattle	133,279	37,205	96,074	125,910	34,979	90,931
Other Markets	1,384	499	885	1,342	428	914
Total same store	1,685,303	496,232	1,189,071	1,647,988	482,410	1,165,578

Non-same store/other (2) (3)
Non-same store	144,975	53,367	91,608	78,287	29,173	49,114
Other (3)	9,892	10,364	(472)	90,685	37,059	53,626
Total non-same store/other	154,867	63,731	91,136	168,972	66,232	102,740

Totals	$1,840,170	$559,963	$1,280,207	$1,816,960	$548,642	$1,268,318

(1)

For the nine months ended September 30, 2017 and 2016, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2016, less properties subsequently sold, which represented 70,285 apartment units.

(2)

For the nine months ended September 30, 2017 and 2016, non-same store primarily includes properties acquired after January 1, 2016, plus any properties in lease-up and not stabilized as of January 1, 2016.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold from 2014 through 2017 that do not meet the discontinued operations criteria.

	Quarter Ended September 30, 2017			Quarter Ended September 30, 2016
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$102,566	$27,768	$74,798	$98,542	$29,362	$69,180
Orange County	22,427	5,500	16,927	21,455	5,362	16,093
San Diego	22,432	5,867	16,565	21,516	5,740	15,776
Subtotal - Southern California	147,425	39,135	108,290	141,513	40,464	101,049

New York	125,351	46,219	79,132	124,709	44,223	80,486
Washington DC	108,763	33,459	75,304	107,340	32,817	74,523
San Francisco	98,805	24,875	73,930	97,259	24,487	72,772
Boston	57,071	16,351	40,720	56,368	16,399	39,969
Seattle	49,268	13,647	35,621	46,948	12,493	34,455
Other Markets	459	158	301	457	136	321
Total same store	587,142	173,844	413,298	574,594	171,019	403,575

Non-same store/other (2) (3)
Non-same store	33,974	10,371	23,603	14,128	6,120	8,008
Other (3)	2,835	4,593	(1,758)	17,134	8,420	8,714
Total non-same store/other	36,809	14,964	21,845	31,262	14,540	16,722

Totals	$623,951	$188,808	$435,143	$605,856	$185,559	$420,297

(1)

For the quarters ended September 30, 2017 and 2016, same store primarily includes all properties acquired or completed that were stabilized prior to July 1, 2016, less properties subsequently sold, which represented 72,049 apartment units.

(2)	For the quarters ended September 30, 2017 and 2016, non-same store primarily includes properties acquired after July 1, 2016, plus any properties in lease-up and not stabilized as of July 1, 2016.
(3)	Other includes development, other corporate operations and operations prior to sale for properties sold from 2014 through 2017 that do not meet the discontinued operations criteria.

	Nine Months Ended September 30,
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,620,672	$18,952
Orange County	330,580	6,671
San Diego	425,241	3,776
Subtotal - Southern California	3,376,493	29,399

Washington DC	3,836,992	26,308
New York	4,181,890	23,547
San Francisco	2,480,069	25,896
Boston	1,670,467	18,906
Seattle	1,172,356	15,499
Other Markets	12,778	83
Total same store	16,731,045	139,638

Non-same store/other (2) (3)
Non-same store	3,080,697	3,206
Other (3)	886,091	414
Total non-same store/other	3,966,788	3,620

Totals	$20,697,833	$143,258

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2016, less properties subsequently sold, which represented 70,285 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2016, plus any properties in lease-up and not stabilized as of January 1, 2016.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
14.	Subsequent Events

Subsequent to September 30, 2017, the Company repaid $103.9 million of 7.125% unsecured notes at maturity.

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

EQR is the general partner of, and as of September 30, 2017 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates property management offices in each of its six core coastal markets.  As of September 30, 2017, the Company had approximately 2,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

Results of Operations

Third Quarter 2017 Transactions

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in our six coastal markets and sell apartment properties located primarily in the less dense portion of suburban markets and/or properties that are functionally or locationally challenged during the quarter ended September 30, 2017 as follows:

•

Acquired three consolidated apartment properties, located in Boston, Los Angeles and Bellevue, Washington, consisting of 811 apartment units for approximately $411.0 million, at a weighted average Acquisition Cap Rate (see Definitions section below) of 4.8%;

•

Sold one consolidated apartment property in San Diego consisting of 120 apartment units for approximately $53.0 million, at a  Disposition Yield (see Definitions section below) of 4.3% and generating an Unlevered IRR (see Definitions section below) of 10.1%; and

•	Substantially completed construction on two projects in Washington, D.C. and Seattle consisting of 572 apartment units totaling approximately $300.4 million of development costs.

See also Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both of the nine months ended September 30, 2017 and 2016 (the “Nine-Month 2017 Same Store Properties”), which represented 70,285 apartment units, and properties that the Company owned and were stabilized for all of both of the quarters ended September 30, 2017 and 2016 (the “Third Quarter 2017 Same Store Properties”), which represented 72,049 apartment units, impacted the Company’s results of operations.  Both the Nine-Month 2017 Same Store Properties and the Third Quarter 2017 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the nine months and quarter ended September 30, 2017:

	Nine Months Ended		Quarter Ended
	September 30, 2017		September 30, 2017
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	272	69,879	282	71,354
2015 acquisitions	4	625	—	—
2017 dispositions	(4)	(1,024)	(1)	(120)
Lease-up properties stabilized	4	800	3	810
Other	—	5	—	5
Same Store Properties at September 30, 2017	276	70,285	284	72,049

	Nine Months Ended		Quarter Ended
	September 30, 2017		September 30, 2017
	Properties	Apartment Units	Properties	Apartment Units
Same Store	276	70,285	284	72,049
Non-Same Store:
2017 acquisitions - stabilized	2	437	2	437
2017 acquisitions - not stabilized	2	510	2	510
2016 acquisitions	4	573	1	94
Properties removed from same store (1)	2	356	2	356
Master-Leased properties (2)	3	853	3	853
Lease-up properties not yet stabilized (3)	13	4,342	8	3,057
Other	1	1	1	1
Total Non-Same Store	27	7,072	19	5,308
Unconsolidated properties	2	945	2	945
Total Properties and Apartment Units	305	78,302	305	78,302

Note: Properties are considered "stabilized" when they have achieved 90% occupancy for three consecutive months.  Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)

Consists of one property containing 285 apartment units (Playa Pacifica in Hermosa Beach, California) which was removed from the same store portfolio in the first quarter of 2015 due to a major renovation in which significant portions of the property were taken offline for extended time periods and one property containing 71 apartment units (Acton Courtyard in Berkeley, California) which was removed from the same store portfolio in the third quarter of 2016 due to an affordable housing dispute which required significant portions of the property to be vacant for an extended releasing period.  As of September 30, 2017 and 2016, Playa Pacifica had an occupancy of 95.8% and 63.0%, respectively.  As of September 30, 2017 and 2016, Acton Courtyard had an occupancy of 93.0% and 67.6%, respectively.  These properties will not return to the same store portfolio until they are stabilized for all of the current and comparable periods presented.

(2)	Consists of three properties containing 853 apartment units that are wholly owned by the Company but the entire projects are master leased to a third party corporate housing provider.
(3)	Consists of properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

Revenues from the Nine-Month 2017 Same Store Properties increased $37.3 million primarily as a result of an increase in average rental rates charged to residents.  Expenses from the Nine-Month 2017 Same Store Properties increased $13.8 million primarily as a result of an increase in real estate taxes, on-site payroll costs, utilities and repairs and maintenance expenses.  The following tables provide comparative same store results and statistics for the Nine-Month 2017 Same Store Properties:

September YTD 2017 vs.  September YTD 2016

Same Store Results/Statistics for 70,285 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Physical Occupancy (2)	Turnover (3)
YTD 2017	$1,685,303	$496,232	$1,189,071	$2,662	96.0%	41.9%
YTD 2016	$1,647,988	$482,410	$1,165,578	$2,601	96.0%	43.6%
Change	$37,315	$13,822	$23,493	$61	0.0%	(1.7)%
Change	2.3%	2.9%	2.0%	2.3%

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

The following table provides comparative same store operating expenses for the Nine-Month 2017 Same Store Properties:

September YTD 2017 vs.  September YTD 2016

Same Store Operating Expenses for 70,285 Same Store Apartment Units

$ in thousands

					% of Actual
					YTD 2017
	Actual	Actual	$	%	Operating
	YTD 2017	YTD 2016	Change	Change	Expenses
Real estate taxes	$208,482	$201,645	$6,837	3.4%	42.0%
On-site payroll (1)	112,607	107,514	5,093	4.7%	22.7%
Utilities (2)	67,788	66,472	1,316	2.0%	13.7%
Repairs and maintenance (3)	64,170	62,952	1,218	1.9%	12.9%
Insurance	12,526	13,024	(498)	(3.8)%	2.5%
Leasing and advertising	7,034	7,579	(545)	(7.2)%	1.4%
Other on-site operating expenses (4)	23,625	23,224	401	1.7%	4.8%
Same store operating expenses	$496,232	$482,410	$13,822	2.9%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	Nine Months Ended September 30,
	2017	2016
Operating income	$632,707	$632,016
Adjustments:
Fee and asset management revenue	(532)	(3,351)
Property management	64,702	64,003
General and administrative	40,366	47,408
Depreciation	542,964	528,242
Total NOI	$1,280,207	$1,268,318
Rental income:
Same store	$1,685,303	$1,647,988
Non-same store/other	154,867	168,972
Total rental income	1,840,170	1,816,960
Operating expenses:
Same store	496,232	482,410
Non-same store/other	63,731	66,232
Total operating expenses	559,963	548,642
NOI:
Same store	1,189,071	1,165,578
Non-same store/other	91,136	102,740
Total NOI	$1,280,207	$1,268,318

For properties that the Company acquired or completed that were stabilized prior to January 1, 2016 and that the Company expects to continue to own through December 31, 2017, the Company anticipates the following same store results for the full year ending December 31, 2017:

2017 Same Store Assumptions
Physical Occupancy	95.9%
Revenue change	2.2%
Expense change	3.2%
NOI change	1.8%

The Company anticipates consolidated rental acquisitions of $468.0 million and consolidated rental dispositions of $500.0 million and expects that the Acquisition Cap Rate will be 0.50% lower than the Disposition Yield for the full year ending December 31, 2017.  These 2017 assumptions are based on current expectations and are forward-looking.

Same store revenues increased 2.3% during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, which was ahead of our expectations primarily driven by gains in occupancy.  As a result, the Company now anticipates same store revenue growth of approximately 2.2% for 2017, as compared to the most recent updated guidance range of 1.75% to 2.25% that was provided in July 2017.  The Company’s primary goal in 2017 continues to focus on retaining existing residents to drive renewal rate growth, which came in at 4.6% for the nine months ended September 30, 2017 as compared to the same period in 2016.  Same store turnover declined by 1.7% for the nine months ended September 30, 2017 as compared to the same period in 2016.  With same store occupancy of 96.0% for the nine months ended September 30, 2017, we also increased our occupancy expectations for full year 2017 from 95.8% to 95.9%.

Washington D.C. was originally expected to post improved same store revenue results for 2017 as compared to 2016 because we expected continuing job growth to allow the elevated levels of new supply in this market to be absorbed.  During the second quarter of 2017, this job growth weakened, though it has modestly improved recently, with the impact from potential government spending initiatives still remaining unclear.  Same store revenues increased 1.4% in the nine months ended September 30, 2017 as compared to the same period in 2016, which was lower than our original February 2017 expectations.  We now expect to produce same store revenue growth of approximately 1.5% in 2017, which is relatively consistent with the prior year and slightly higher than our most recent expectation provided in July 2017 of an increase of 1.4% for this market.

In the New York market, elevated deliveries of new luxury supply both in established residential areas and newer residential areas like Long Island City are having an impact on our ability to raise rents as renters begin to let go of neighborhood loyalty.  There has also been a reduction in the rate of job growth in the financial services sector and technology sector, which are important demand drivers in the market.  Due in part to our strong same store occupancy levels (96.1% for the nine months ended September 30, 2017), we have used fewer concessions during the nine months of 2017 than we originally expected and anticipate that trend to continue in the remaining three months of 2017.  As a result, same store revenues increased 0.1% in the nine months ended September 30, 2017 as compared to the same period in 2016, which was slightly above our expectations.  We still expect there to be a decline in same store revenues of approximately 0.1% for full year 2017, which is better than our most recent expectation provided in July 2017 of a decline of 0.3% for this market.

We have a cautious outlook for Boston as the market continues to feel the impact from an elevated level of deliveries of new supply in the downtown and Cambridge submarkets with approximately 50% of this new supply competing with our properties.  Job growth has continued to improve in the market which is a positive sign that the additional supply may be absorbed without significant disruption.  Same store revenues increased 1.4% in the nine months ended September 30, 2017 as compared to the same period in 2016, which was consistent with our expectations.  We expect to produce same store revenue growth of approximately 1.6% in 2017, which is slightly higher than our most recent expectation provided in July 2017 of an increase of 1.5% for this market.

Seattle is producing solid rental rate growth driven by the continued growth in technology jobs in the market, but showed signs of slowing rent growth during the quarter.  While new supply remains elevated in this market, until recently strong job growth has enabled that supply to be quickly absorbed with little market disruption.  Same store revenues increased 5.9% in the nine months ended September 30, 2017 as compared to the same period in 2016, which exceeded our expectations.  We expect Seattle to produce same store revenue growth of approximately 5.7% in 2017, which is slightly lower than our most recent expectation provided in July 2017 of an increase of 5.75% for this market.

San Francisco is producing a slower rate of job growth in the technology sector compared to previous years.  However, we continue to see strong demand throughout the market, although the rate at which we can increase rents remains somewhat modest due to new supply and a slower rate of job growth.  Same store revenues increased 2.2% in the nine months ended September 30, 2017 as compared to the same period in 2016, which was ahead of our expectations.  We expect to produce same store revenue growth of approximately 2.1% in 2017, which is better than our most recent expectation provided in July 2017 of an increase of 1.8% for this market.

Southern California, which includes Los Angeles, Orange County and San Diego, is performing well and is positioned to be one of our better performing markets in 2017.  Widely dispersed new supply, very good economic growth and adequate levels of job growth in the market are driving strong revenue growth.  Same store revenues increased 4.1% in the nine months ended September 30, 2017 as compared to the same period in 2016, which was above our expectations.  We expect to produce same store revenue growth of approximately 4.0% in 2017, which is slightly higher than our most recent expectation provided in July 2017 of an increase of 3.8% for this market.  We expect Orange County and San Diego to perform slightly better than Los Angeles for full year 2017 as compared to 2016.

Same store expenses increased 2.9% during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016.  The Company now anticipates that 2017 same store expenses will increase 3.2%, as compared to the most recent guidance range of 3.25% to 4.0% that was provided in July 2017, significantly impacted by the following items:

•

Real estate taxes increased 3.4% during the nine months ended September 30, 2017 as compared to the same period in 2016 and are now estimated to increase 3.4% for the full year 2017 as compared to 2016 (lower than the most recent guidance of 4.0% to 4.5% provided in July 2017), primarily driven by favorable real estate tax appeal results;

•

Payroll costs increased 4.7% during the nine months ended September 30, 2017 as compared to the same period in 2016 and are estimated to increase 6.0% for the full year 2017 as compared to 2016 (consistent with the most recent guidance provided in July 2017), primarily due to an increase in on-site staffing to assure the service levels necessary to remain competitive with new supply, higher on-site wages due to competition from new supply and higher medical and workers compensation costs; and

•

Utilities increased 2.0% during the nine months ended September 30, 2017 as compared to the same period in 2016 and are estimated to increase approximately 2.0% for the full year 2017 as compared to 2016 (consistent with the most recent guidance provided in July 2017), primarily due to moderate increases in natural gas costs, partially offset by lower gas usage and lower prices for electricity.

Same store NOI increased 2.0% during the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, which was ahead of our expectations.  As a result, the Company now anticipates same store NOI growth of approximately 1.8%, as compared to the most recent guidance range of 0.75% to 1.75% that was provided in July 2017, for the full year 2017 as a result of the above same store revenue and expense expectations.

For the quarter ended September 30, 2017, same store revenue increased $12.5 million or 2.2%, same store expenses increased $2.8 million or 1.7% and same store NOI increased $9.7 million or 2.4% when compared to the prior year period.  See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the nine months ended September 30, 2017 decreased approximately $11.6 million compared to the same period of 2016 and consist primarily of properties acquired in calendar years 2016 and 2017, operations from the Company’s development properties and operations prior to disposition from 2016 and 2017 sold properties.  This difference is due primarily to:

•	A positive impact of higher NOI from development and newly stabilized development properties in lease-up of $30.5 million;
•	A positive impact of higher NOI from properties acquired in 2016 and 2017 of $6.6 million;
•	A positive impact of higher NOI from other non-same store properties (including three master leased properties) of $1.8 million; and

•	A negative impact of lost NOI from 2016 and 2017 dispositions of $48.4 million.

Comparison of the nine months and quarter ended September 30, 2017 to the nine months and quarter ended September 30, 2016

For the nine months ended September 30, 2017, the Company reported diluted earnings per share/unit of $1.29 compared to $10.92 per share/unit in the same period of 2016.  The difference is primarily due to approximately $9.78 per share/unit in higher gains on property sales and $0.14 per share/unit in higher gains on sales of non-operating assets in 2016 compared to 2017 as a direct result of the significant sales activity in 2016 compared to 2017, partially offset by $0.28 per share/unit in higher debt extinguishment costs incurred in 2016 as compared to 2017.  For the quarter ended September 30, 2017, the Company reported diluted earnings per share/unit of $0.37 compared to $0.56 per share/unit in the same period of 2016.  The difference is primarily due to approximately $0.22 per share/unit in higher gains on property sales in the third quarter of 2016 compared to the same period in 2017, partially offset by improved operations in the third quarter of 2017 as compared to the third quarter of 2016.

Income from continuing operations decreased approximately $3.7 billion and $73.1 million for the nine months and quarter ended September 30, 2017, respectively, compared to the prior periods.  The decrease in continuing operations is discussed below.

The guidance/projections provided below are based on current projections and are forward-looking.

For the nine months ended September 30, 2017, consolidated rental income increased 1.3%, consolidated operating expenses (comprised of property and maintenance and real estate taxes and insurance) increased 2.1% and consolidated NOI increased 0.9% when compared to the nine months ended September 30, 2016.  The increase in NOI is primarily a result of the Company’s improved NOI from same store and lease-up properties.  For the quarter ended September 30, 2017, consolidated rental income increased 3.0%, consolidated operating expenses (comprised of property and maintenance and real estate taxes and insurance) increased 1.8% and consolidated NOI increased 3.5% when compared to the quarter ended September 30, 2016. The increase in NOI is primarily a result of improved NOI from same store and lease-up properties.

For the nine months ended September 30, 2017, fee and asset management revenues decreased approximately $2.8 million or 84.1% primarily as a result of lower revenue earned on management of the Company's military housing ventures at Joint Base Lewis McChord due to the sale of the Company's entire interest in the management contracts and related rights associated with these ventures in the second quarter of 2016.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased approximately $0.7 million or 1.1% and approximately $1.3 million or 6.9% for the nine months and quarters ended September 30, 2017, respectively, compared to the prior year periods.  These increases are primarily attributable to increases in education/conference costs and legal fees.  The Company anticipates that property management expenses will approximate $85.0 million for the year ending December 31, 2017.

General and administrative expenses, which include corporate operating expenses, decreased approximately $7.0 million or 14.9% for the nine months ended September 30, 2017 compared to the prior year period, primarily due to a decrease in payroll-related costs in 2017 compared to 2016. General and administrative expenses increased approximately $0.2 million or 1.4% for the quarter ended September 30, 2017 compared to the prior year period, primarily due to an increase in payroll-related costs in 2017.  The Company anticipates that general and administrative expenses will approximate $52.0 million for the year ending December 31, 2017, excluding charges of approximately $0.4 million related to the overlap of accounting costs for the Company's current and former executive compensation programs.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $14.7 million or 2.8% and $4.9 million or 2.7% for the nine months and quarters ended September 30, 2017, respectively, compared to the prior year periods, primarily as a result of additional depreciation expense on properties acquired in 2016 and 2017 and development properties placed in service, partially offset by lower depreciation from properties sold in 2016 and 2017.

Interest and other income decreased approximately $59.4 million or 91.2% and $1.6 million or 28.4% for the nine months and quarters ended September 30, 2017, respectively, compared to the prior year periods.  The year to date decrease is primarily attributable to the approximate $52.4 million gain from the sale of the Company's entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord during the nine months ended September 30, 2016 which did not reoccur in 2017.  The year to date and quarterly decreases are also a result of the sale of the Company’s 421-a real estate tax certificates during the third quarter of 2016 which did not reoccur in 2017.  The Company anticipates that interest and other income will approximate $1.2 million for the year ending December 31, 2017, excluding certain non-comparable insurance/litigation settlement proceeds.

Other expenses decreased approximately $11.3 million or 78.2% and $9.4 million or 90.1% for the nine months and quarters ended September 30, 2017, respectively, compared to the prior year periods, primarily due to a decrease in litigation settlements in 2017 as compared to 2016, as well as a decrease in annual transaction costs of approximately $1.5 million.  In addition, the Company anticipates that substantially all of its transactions will now be accounted for as asset acquisitions, which means that transaction costs will largely be capitalized, as a result of its adoption of the new definition of a business standard effective January 1, 2017.  See Note 2 in the Notes to Consolidated Financial Statements for further discussion.

Interest expense, including amortization of deferred financing costs, decreased approximately $101.3 million or 25.6% for the nine months ended September 30, 2017 compared to the prior year period, primarily as a result of $108.5 million in lower debt extinguishment costs in 2017 as compared to 2016.  The effective interest cost on all indebtedness for the nine months ended September 30, 2017 was 4.47% as compared to 4.69% for the prior year period.  Interest expense, including amortization of deferred financing costs, increased approximately $4.6 million or 5.2% for the quarter ended September 30, 2017 compared to the prior period.  The increase is primarily due to a result of lower capitalized interest for the current period compared to the prior period.  The effective interest cost on all indebtedness for the quarter ended September 30, 2017 was 4.35% as compared to 4.67% for the prior year period.  The Company capitalized interest of approximately $23.2 million and $41.7 million during the nine months ended September 30, 2017 and 2016, respectively, and $6.6 million and $13.3 million during the quarters ended September 30, 2017 and 2016, respectively.  The Company anticipates that interest expense from continuing operations, excluding debt extinguishment costs/prepayment penalties, will approximate $370.5 million to $374.7 million and capitalized interest will approximate $25.0 million to $27.0 million for the year ending December 31, 2017.

Income and other tax expense decreased approximately $0.5 million or 40.3% and $0.2 million or 46.5% for the nine months and quarters ended September 30, 2017, respectively, compared to the prior year periods, primarily due to decreases in various state and local taxes related to the Company's elevated disposition activity in 2016 vs. 2017.  The Company anticipates that income and other tax expense will approximate $1.0 million for the year ending December 31, 2017.

Income from investments in unconsolidated entities decreased approximately $8.0 million and $8.1 million for the nine months and quarters ended September 30, 2017, respectively, compared to the prior year periods, primarily due to the gain on the sale of one unconsolidated apartment property in the prior year that did not occur in 2017.

Net gain on sales of real estate properties decreased approximately $3.7 billion or 96.3% as a result of the sale of 91 consolidated apartment properties (including the Starwood Portfolio) during the nine months ended September 30, 2016 as compared to only four consolidated apartment property sales during the nine months ended September 30, 2017, all of which did not meet the criteria for reporting discontinued operations.  Net gain on sales of real estate properties decreased approximately $72.7 million and 80.8% during the quarter ended September 30, 2017 compared to the prior period as a result of the sale of one consolidated apartment property compared to the sale of eight consolidated properties in the prior year.  See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Net gain on sales of land parcels increased approximately $3.4 million or 21.6% due to the gain on sale of one land parcel with a low basis during the nine months ended September 30, 2017 as compared to the gain on sales of four land parcels during the nine months ended September 30, 2016.  Net gain on sales of land parcels decreased approximately $4.0 million during the quarter ended September 30, 2017 as compared to the prior period as a result of the gain on sale of one land parcel in the prior year that did not occur in 2017.

Liquidity and Capital Resources

Short-Term Liquidity and Cash Proceeds

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

As of January 1, 2017, the Company had approximately $77.2 million of cash and cash equivalents and the amount available on its revolving credit facility was $1.96 billion (net of $20.6 million which was restricted/dedicated to support letters of credit and net of $20.0 million in principal outstanding on the commercial paper program).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, the Company's cash and cash equivalents balance at September 30, 2017 was approximately $46.6 million and the amount available on its revolving credit facility was $1.76 billion (net of $11.1 million which was restricted/dedicated to support letters of credit and net of $230.0 million in principal outstanding on the commercial paper program).

During the nine months ended September 30, 2017, the Company generated proceeds from various transactions, which included the following:

•	Disposed of four consolidated rental properties and one land parcel, receiving net proceeds of approximately $350.0 million;
•	Issued $400.0 million of ten-year 3.25% fixed rate public notes, receiving net proceeds of approximately $399.3 million before underwriting fees, hedge termination costs and other expenses;
•	Issued $300.0 million of thirty-year 4.00% fixed rate public notes, receiving net proceeds of approximately $293.2 million before underwriting fees and other expenses; and
•

Issued approximately 0.4 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $15.9 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the nine months ended September 30, 2017, the above proceeds along with net cash flow from operations and borrowings from the Company's revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire four consolidated rental properties for approximately $466.4 million in cash;
•	Invest $227.2 million primarily in development projects;
•	Repay $502.2 million of mortgage loans and incur prepayment penalties of approximately $12.3 million; and
•	Repay $394.1 million of 5.750% unsecured notes at maturity.

Credit Facility and Commercial Paper Program

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

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States.  The

Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company's other unsecured senior indebtedness.  As of October 27, 2017, there was a balance of $440.0 million outstanding on the commercial paper program.

As of October 27, 2017, no amounts were outstanding and the amount available on the revolving credit facility was $1.55 billion (net of $6.6 million which was restricted/dedicated to support letters of credit and net of $440.0 million in principal outstanding on the commercial paper program).  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

Dividend Policy

The Company’s and the Operating Partnership’s dividend policy has not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2016.  Total distributions paid in October 2017 amounted to $192.6 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the third quarter ended September 30, 2017.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes, line of credit and commercial paper program.  Of the $25.9 billion in investment in real estate on the Company’s balance sheet at September 30, 2017, $20.0 billion or 77.1% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues public equity from time to time and guarantees certain debt of the Operating Partnership.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of September 30, 2017 are as follows:

Debt Summary as of September 30, 2017

($ in thousands)

				Weighted
			Weighted	Average
			Average	Maturities
	Amounts (1)	% of Total	Rates (1)	(years)
Secured	$3,619,180	40.2%	4.33%	5.8
Unsecured	5,373,092	59.8%	4.22%	10.8
Total	$8,992,272	100.0%	4.27%	8.8
Fixed Rate Debt:
Secured – Conventional	$2,983,680	33.2%	4.91%	4.3
Unsecured – Public	4,693,929	52.2%	4.68%	12.2
Fixed Rate Debt	7,677,609	85.4%	4.77%	9.1
Floating Rate Debt:
Secured – Conventional	7,046	0.1%	0.98%	16.1
Secured – Tax Exempt	628,454	6.9%	1.49%	12.4
Unsecured – Public (2)	449,319	5.0%	1.77%	1.7
Unsecured – Revolving Credit Facility	—	—	2.00%	4.2
Unsecured – Commercial Paper Program	229,844	2.6%	1.37%	—
Floating Rate Debt	1,314,663	14.6%	1.57%	6.9
Total	$8,992,272	100.0%	4.27%	8.8

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the nine months ended September 30, 2017.
(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

Debt Maturity Schedule as of September 30, 2017

($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2017	$105,731		$230,100	(2)	$335,831	3.7%	7.08%	3.20%
2018	49,734		97,235		146,969	1.6%	5.55%	2.99%
2019	506,731	(3)	470,644		977,375	10.7%	5.17%	3.58%
2020	1,678,592	(4)	400		1,678,992	18.5%	5.49%	5.49%
2021	927,506		300		927,806	10.2%	4.64%	4.64%
2022	265,341		400		265,741	2.9%	3.26%	3.26%
2023	1,326,800		4,400		1,331,200	14.6%	3.74%	3.73%
2024	1,272		10,500		11,772	0.1%	4.79%	1.39%
2025	451,334		12,800		464,134	5.1%	3.38%	3.31%
2026	593,424		14,000		607,424	6.7%	3.59%	3.53%
2027+	1,826,437		535,265		2,361,702	25.9%	4.15%	3.43%
Subtotal	7,732,902		1,376,044		9,108,946	100.0%	4.39%	3.97%
Deferred Financing Costs and Unamortized (Discount)	(55,293)		(61,381)		(116,674)	N/A	N/A	N/A
Total	$7,677,609		$1,314,663		$8,992,272	100.0%	4.39%	3.97%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of September 30, 2017.
(2)	Includes $230.0 million in principal outstanding on the Company’s commercial paper program.
(3)	Includes a $500.0 million 5.19% mortgage loan with a maturity date of October 1, 2019 that can be prepaid at par beginning October 1, 2018.
(4)

Includes a $550.0 million 6.08% mortgage loan with a maturity date of March 1, 2020 that can be prepaid at par beginning March 1, 2019.  Also includes a $500.0 million 5.78% mortgage loan with a maturity date of July 1, 2020 that can be prepaid at par beginning July 1, 2019.

See Note 8 in the Notes to Consolidated Financial Statements for additional discussion of debt at September 30, 2017.

ERPOP's long-term senior debt ratings and short-term commercial paper ratings as well as EQR's long-term preferred equity ratings, which all have a stable outlook, as of October 27, 2017 are as follows:

	Standard & Poor's	Moody's	Fitch
ERPOP's long-term senior debt rating	A-	A3 (1)	A-
ERPOP's short-term commercial paper rating	A-2	P-2	F-2
EQR's long-term preferred equity rating	BBB	Baa1 (1)	BBB

(1)	The long-term credit ratings listed above reflect the one-level upgrade by Moody’s effective July 17, 2017.

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to September 30, 2017.

Capitalization of Fixed Assets and Improvements to Real Estate

The Company’s and the Operating Partnership’s capital expenditures policy has not changed from the information included in the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.

For the nine months ended September 30, 2017, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Nine Months Ended September 30, 2017

	Same Stores Properties (5)	Non-Same Store Properties/Other (6)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units (1)	70,285	7,072	77,357

Building Improvements (2)	$75,369	$2,379	$77,748	$1,072
Rehab Expenditures (3)	35,698	889	36,587	508
Replacements (4)	28,571	352	28,923	407
Total Capital Expenditures	$139,638	$3,620	$143,258	$1,987

(1)	Total Apartment Units – Excludes 945 unconsolidated apartment units for which capital expenditures to real estate are self-funded and do not consolidate into the Company's results.
(2)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(3)

Rehab Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for same store properties approximated $13,000 per apartment unit rehabbed.

(4)	Replacements – Includes appliances, mechanical equipment, fixtures and flooring (including hardwood and carpeting).
(5)	Same Store Properties – Primarily includes all properties acquired or completed that are stabilized prior to January 1, 2016, less properties subsequently sold.
(6)

Non-Same Store Properties/Other – Primarily includes all properties acquired during 2016 and 2017, plus any properties in lease-up and not stabilized as of January 1, 2016.  Also includes capital expenditures for properties sold.

The Company estimates that during 2017 it will spend approximately $2,500 per same store apartment unit or $176.0 million of total capital expenditures to real estate.  During 2017, the Company expects to spend approximately $43.0 million for apartment unit rehab expenditures on same store properties at an average cost of approximately $13,000 per apartment unit rehabbed.  The anticipated total capital expenditures to real estate amounts represent an increase as a percentage of rental revenues, in the cost per unit and in the absolute dollar amounts over 2016. We will continue to create value from our properties by doing those rehabs that meet our investment criteria.  The above assumptions are based on current expectations and are forward-looking.

During the nine months ended September 30, 2017, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $0.8 million.  The Company expects to fund approximately $0.6 million in total non-real estate capital additions for the remainder of 2017.  These anticipated fundings represent a decrease over 2016, which is primarily driven by the substantial completion of the implementation of new systems during 2016.  The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2017.

Definitions

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the nine months and quarters ended September 30, 2017 and 2016.

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2017	2016	2017	2016
Net income	$498,297	$4,177,723	$144,196	$217,492
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,354)	(2,368)	(801)	(823)
Preferred distributions	(2,318)	(2,318)	(772)	(773)
Net income available to Common Shares and Units / Units	493,625	4,173,037	142,623	215,896
Adjustments:
Depreciation	542,964	528,242	184,100	179,230
Depreciation – Non-real estate additions	(3,808)	(3,932)	(1,228)	(1,297)
Depreciation – Partially Owned Properties	(2,500)	(2,896)	(834)	(953)
Depreciation – Unconsolidated Properties	3,430	3,606	1,145	1,139
Net (gain) on sales of unconsolidated entities - operating assets	(68)	(8,841)	—	(8,841)
Net (gain) on sales of real estate properties	(141,761)	(3,870,871)	(17,328)	(90,036)
Discontinued operations:
Net (gain) on sales of discontinued operations	—	(43)	—	(28)
FFO available to Common Shares and Units / Units (1) (3) (4)	891,882	818,302	308,478	295,110
Adjustments:
Asset impairment and valuation allowances	—	—	—	—
Write-off of pursuit costs	2,329	3,379	783	816
Debt extinguishment (gains) losses, including prepayment penalties, preferred share/preference unit redemptions and non-cash convertible debt discounts	11,789	120,276	(613)	112
(Gains) losses on sales of non-operating assets, net of income and other tax expense (benefit)	(19,355)	(73,600)	(405)	(7,007)
Other miscellaneous items	(4,195)	8,673	(3,405)	8,159
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$882,450	$877,030	$304,838	$297,190

FFO (1) (3)	$894,200	$820,620	$309,250	$295,883
Preferred/preference distributions	(2,318)	(2,318)	(772)	(773)
FFO available to Common Shares and Units / Units (1) (3) (4)	$891,882	$818,302	$308,478	$295,110

Normalized FFO (2) (3)	$884,768	$879,348	$305,610	$297,963
Preferred/preference distributions	(2,318)	(2,318)	(772)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$882,450	$877,030	$304,838	$297,190

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

Effective as of September 30, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to in Item 4(a) above that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2017, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to in Item 4(a) above that occurred during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2017, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended September 30, 2017 - Equity Residential

During the quarter ended September 30, 2017, EQR issued 6,146 Common Shares in exchange for 6,146 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

Exhibit	Description	Location

4.1	Form of 3.250% Note due August 1, 2027.	Included as Exhibit 4.1 to Equity Residential’s and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

4.2	Form of 4.000% Note due August 1, 2047.	Included as Exhibit 4.2 to Equity Residential’s and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

10.1	Seventh Amendment to 2011 Share Incentive Plan.	Attached herein.

12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

31.1	Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

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

Attached herein.

101

XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.

Attached herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	November 1, 2017	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2017	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	November 1, 2017	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 1, 2017	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)