Form 10-K
period 2017-12-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2018-02-22
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2017

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $23.8 billion based upon the closing price on June 30, 2017 of $65.83 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of whom may not be held to be affiliates upon judicial determination.

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 16, 2018 was 368,169,571.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information that will be contained in Equity Residential’s Proxy Statement relating to its 2018 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2017, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.  Equity Residential is the general partner and 96.4% owner of ERP Operating Limited Partnership.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of December 31, 2017 owned an approximate 96.4% ownership interest in, ERPOP.  The remaining 3.6% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business.  The management of EQR consists of the same members as the management of ERPOP.

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

Shareholders’ equity, partners’ capital and noncontrolling interests are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership.  The limited partners of the Operating Partnership are accounted for as partners’ capital in the Operating Partnership’s financial statements and as noncontrolling interests in the Company’s financial statements.  The noncontrolling interests in the Operating Partnership’s financial statements include the interests of unaffiliated partners in various consolidated partnerships.  The noncontrolling interests in the Company’s financial statements include the same noncontrolling interests at the Operating Partnership level and limited partner OP Unit holders of the Operating Partnership.  The differences between shareholders’ equity and partners’ capital result from differences in the equity issued at the Company and Operating Partnership levels.

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

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

		PAGE
PART I.

Item 1.	Business	6

Item 1A.	Risk Factors	8

Item 1B.	Unresolved Staff Comments	28

Item 2.	Properties	28

Item 3.	Legal Proceedings	30

Item 4.	Mine Safety Disclosures	30

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	31

Item 6.	Selected Financial Data	32

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	54

Item 8.	Financial Statements and Supplementary Data	55

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	56

Item 9A.	Controls and Procedures	56

Item 9B.	Other Information	57

PART III.

Item 10.	Trustees, Executive Officers and Corporate Governance	58

Item 11.	Executive Compensation	58

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	58

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence	58

Item 14.	Principal Accounting Fees and Services	58

PART IV.

Item 15.	Exhibits, Financial Statement Schedules	59

Item 16.	Form 10-K Summary	59

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

EQR is the general partner of, and as of December 31, 2017 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues public equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

 The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates property management offices in each of its coastal gateway markets.  As of December 31, 2017, the Company had approximately 2,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

Certain capitalized terms used herein are defined in the Notes to Consolidated Financial Statements.  See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Available Information

You may access our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports we file with the SEC free of charge on our website, www.equityapartments.com.  These reports are made available on our website as soon as reasonably practicable after we file them with the SEC.  The information contained on our website, including any information referred to in this report as being available on our website, is not a part of or incorporated into this report.

Business Objectives and Operating and Investing Strategies

The Company invests in apartment communities located in strategically targeted markets with the goal of maximizing our risk adjusted total return (operating income plus capital appreciation) on invested capital.

We seek to maximize the income and capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property operations and appreciation.  We are focused on the coastal gateway markets of Boston, New York, Washington D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle.  These markets generally feature one or more of the following characteristics that allow us to increase rents:

•	High home ownership costs;
•	Strong economic growth leading to job growth and household formation, which in turn leads to high demand for our apartments;
•	Urban and high-density suburban locations with an attractive quality of life leading to high resident demand and retention;
•	Favorable demographics contributing to a larger pool of target residents with a high propensity or greater preference to rent apartments; and

•	Higher barriers to entry where, because of land scarcity or government regulation, it is typically more difficult or costly to build new apartment properties, creating limits on new supply.

We believe our strategy also capitalizes on the increasing preference of renters of all ages to live in the urban core of cities or dense suburban locations near transit, entertainment and cultural amenities.  Millennials, the approximately 78 million people born between 1981 and 2000, are a prime apartment rental demographic.  Reports also show a growing trend among aging Baby Boomers, a demographic of more than 76 million people born between 1946 and 1964, toward apartment rentals.  We believe that both groups appreciate the locational values described above as well as the flexibility that rental apartments offer.

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

Acquisitions and developments may be financed from various sources of capital, which may include retained cash flow, issuance of additional equity and debt, sales of properties and joint venture arrangements.  In addition, the Company may acquire properties in transactions that include OP Units as consideration for the acquired properties.  Such transactions may, in certain circumstances, enable the sellers to defer, in whole or in part, the recognition of taxable income or gain that might otherwise result from the sales.

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

Over the past several years, the Company has done an extensive repositioning of its portfolio into urban and highly walkable, close-in suburban assets.  Since 2005, the Company has sold approximately 199,000 apartment units primarily located in the less dense portion of suburban markets for an aggregate sales price of approximately $23.8 billion, acquired nearly 70,000 apartment units primarily located in urban and high-density suburban markets for approximately $20.5 billion and began approximately $5.9 billion of development projects primarily located in urban and high-density suburban markets.  We are currently seeking to acquire and develop assets in the following coastal gateway metropolitan areas: Boston, New York, Washington D.C., Southern California, San Francisco and Seattle.

We endeavor to provide a richly diverse work environment that employs the highest performers, cultivates the best ideas and creates the widest possible platform for success.  We are committed to elevating and supporting the core values of diversity and inclusion, total well-being (which brings together physical, financial, career, social and community well-being into a cohesive whole), and environmental, social and governance ("ESG"), which includes sustainability and social responsibility, by actively engaging in these areas.  Each member of the executive team maintains an annual goal related to these core values.  Our goal is to create and sustain an inclusive environment where diversity will thrive, employees will want to work and residents will want to live.  We are committed to providing our employees with encouragement, guidance, time and resources to learn and apply the skills required to succeed in their jobs.  We provide many classroom and on-line training courses to assist our employees in interacting with prospects and residents as well as extensive training for our customer service specialists in maintaining our properties and improvements, equipment and appliances.  We actively promote from within and many senior corporate and property leaders have risen from entry level or junior positions.  We monitor our employees' engagement by surveying them annually and find most employees say they are proud to work at the Company, value one another as colleagues, believe in our mission and values and feel their skills meet their job requirements.

We have a commitment to sustainability and consider the environmental impacts of our business activities.  Sustainability and social responsibility are key drivers of our focus on creating the best apartment communities for residents to live, work and play.  We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities.  With its high density, multifamily housing is, by its nature, an environmentally friendly property type.  Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban and close-in suburban locations near public transportation.  When developing and renovating our properties, we strive to reduce energy and water consumption by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets.  We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption.  The Company was named the 2017 Global Residential Listed Sector Leader in ESG by GRESB, a globally recognized analysis of the ESG indicators of more than 800 real estate portfolios worldwide.  The Company was also recently awarded the 2017 Residential Leader in the Light award for sustainability by the National Association of Real Estate Investment Trusts (“NAREIT”).  For additional information regarding our sustainability efforts, see our December 2017 Corporate Social Responsibility and Sustainability Report at our website, www.equityapartments.com.  This report was reviewed and approved by the Corporate Governance Committee of our Board of Trustees, which monitors the Company’s ongoing ESG efforts.  For 2018, we continue to have an express company-wide goal regarding enhanced ESG efforts.  Employees, including our executives, will have their performance against our various ESG goals evaluated as part of our annual performance review process.

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s Results of Operations and Liquidity.

Starwood Transaction

The Company executed an agreement with controlled affiliates of Starwood Capital Group (“Starwood”) on October 23, 2015 to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion (the “Starwood Transaction” or “Starwood Portfolio”).  On January 26 and 27, 2016, the Company closed on the sale of the entire portfolio described above.  The sale of the Starwood Portfolio, combined with the other 2016 dispositions, resulted in the Company’s exit from the South Florida, Denver and New England (excluding Boston) markets and  substantially completed the Company’s portfolio transformation which started approximately ten years ago.  These sales narrowed the Company’s focus, which is now entirely directed towards our coastal gateway markets.

The Company used the majority of the proceeds from the Starwood Transaction and other 2016 dispositions to pay two special dividends to its shareholders and holders of OP Units of $11.00 per share/unit in the aggregate, consisting of special dividends of $8.00 per share/unit (approximately $3.0 billion) on March 10, 2016 and $3.00 per share/unit (approximately $1.1 billion) on October 14, 2016.  The Company used the majority of the remaining proceeds to reduce aggregate indebtedness in order to make the transaction leverage neutral.  The Company retired approximately $2.0 billion in secured and unsecured debt, the majority of which was scheduled to mature in 2016 and 2017, which improved the Company’s already strong credit metrics.

Competition

All of the Company’s properties are located in developed areas that include other multifamily properties.  The number of competitive multifamily properties in a particular area could have a material effect on the Company’s ability to lease apartment units at its properties and on the rents charged.  The Company may be competing with other entities that have greater resources than the Company and whose managers have more experience than the Company’s managers.  In addition, other forms of rental properties and single family housing provide housing alternatives to potential residents of multifamily properties.  See Item 1A.  Risk Factors for additional information with respect to competition.

Environmental Considerations

See Item 1A. Risk Factors for information concerning the potential effects of environmental regulations on our operations.

Item 1A. Risk Factors

General

References to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  Unless otherwise indicated, when used in this section, the terms “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP and the term “Operating Partnership” means collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  This Item 1A. includes forward-looking statements.  You should refer to our discussion of the qualifications and limitations on forward-looking statements included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

Real estate investments are subject to varying degrees of risk and are relatively illiquid.  Numerous factors may adversely affect the economic performance and value of our properties and the ability to realize that value.  These factors include changes in the global, national, regional and local political and economic climates, local conditions such as an oversupply of multifamily properties or a reduction in demand for our multifamily properties, the attractiveness of our properties to residents, competition from other multifamily properties and single family homes (both as rentals and owned housing) and changes in market rental rates.  Our performance also depends on our ability to collect rent from residents and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, all of which could increase over time.  Besides utilities, we are generally not able to pass through to our residents under existing leases any other operating expenses, including real estate taxes.  These operating expenses could rise faster than our revenues causing our income to decline.  In circumstances where we buy or sell properties, including large portfolios of properties, overhead (property management expense and general and administrative expense) may not increase/decrease proportionally with the associated changes in revenue.  Costs of labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated.  Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

We may be unable to renew leases or relet units as leases expire.

When our residents decide to leave our apartments, we may not be able to relet their apartment units.  Even if the residents do renew or we can relet the apartment units, the terms of renewal or reletting may be less favorable than current lease terms.  If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected.  If residents do not experience increases in their income, we may be unable to increase rent and/or delinquencies may increase.  Occupancy levels and market rents may be adversely affected by national and local political, economic and market conditions including, without limitation, new construction and excess inventory of multifamily and owned housing/condominiums, increasing portions of owned housing/condominium stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, governmental regulations, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences and the potential for geopolitical instability, all of which are beyond our control.  Finally, the federal government’s policies, many of which may encourage home ownership, can increase competition, possibly limit our ability to raise rents in our markets and lower the value of our properties.  Consequently, our cash flow and ability to service debt and make distributions to security holders could be reduced.

The retail/commercial space (including parking garages) at our properties primarily serves as an additional amenity for our residents and neighbors.  The long-term nature of our retail/commercial leases (generally five to ten years with market based renewal options) and the characteristics of many of our retail/commercial tenants (generally small, local businesses) may subject us to certain risks.  We may not be able to lease new space for rents that are consistent with our projections or for market rates.  Also, when leases for our existing retail/commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms.  Our properties compete with other properties with retail/commercial space.  The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain.  If our retail/commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations which could adversely impact our results of operations and financial condition.  The revenues from our retail/commercial space represent approximately 4.6% of our total rental income.

Changes in rent control or rent stabilization laws and regulations and eviction laws and regulations in our markets could have an adverse effect on our operations and property values.

Various state and local governments have enacted and may continue to enact rent control or rent stabilization laws and regulations or take other actions which could limit our ability to raise rents or charge certain fees such as pet fees or application fees.  We have seen a recent increase in governments considering or being urged by advocacy groups to consider rent control or rent stabilization laws and regulations.  For example, California may have a ballot measure in November 2018 that would seek to repeal an existing state law that limits the ability of local governments to enact some forms of rent control.  Depending on the extent and terms of future enactments of rent control or rent stabilization laws and regulations, as well as any lawsuits against the Company arising from such issues, such future enactments could have a significant adverse impact on our results of operations and the value of our properties.

State and local governments may also make changes to eviction and other tenants’ rights laws and regulations that could have an adverse impact on our operations and property values.  Under current laws and regulations, eviction proceedings for delinquent residents are already costly and time-consuming, especially in markets like New York where housing courts are backlogged.  If we are restricted from releasing apartment units due to the inability to evict delinquent residents, our results of operations and property values may be adversely impacted.

We have increased our concentration of properties in our coastal gateway markets, which could have an adverse effect on our operations if a particular market is adversely affected by economic or other conditions.

Over approximately the past ten years, the Company has exited its non-core markets as part of its strategy to reposition its portfolio, leaving the Company highly concentrated in its urban and high-density suburban coastal gateway markets.  If any one or more of these markets (Boston, New York, Washington D.C., Southern California, San Francisco and Seattle) is adversely affected by local or regional economic conditions (such as business layoffs, industry slowdowns, changing demographics and other factors), local real estate conditions (such as oversupply of or reduced demand for multifamily properties) or localized environmental issues or natural disasters, such conditions may have an increased adverse impact on our results of operations than if our portfolio were more geographically diverse.

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

New acquisitions, development projects and/or renovations may fail to perform as expected and competition for acquisitions may result in increased prices for properties that we would like to acquire.

We intend to actively acquire, develop and renovate multifamily properties for rental operations as market conditions dictate.  We may also acquire multifamily properties that are unoccupied or in the early stages of lease-up.  We may be unable to lease these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rental rates as well as higher than expected concessions or higher than expected operating expenses.  We may not be able to achieve rents that are consistent with expectations for acquired, developed or renovated properties.  We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position, to complete a development property or to complete a renovation.  Additionally, we expect that other real estate investors with capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts.  This competition (or lack thereof) may increase (or depress) prices for multifamily properties.  We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.  We have acquired in the past and intend to continue to pursue the acquisition of properties, including large portfolios of properties, that could increase our size and result in alterations to our capital structure.  The total number of apartment units under development, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation.

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

We own certain properties subject to ground leases that may limit our use of the properties, restrict our ability to finance, sell or otherwise transfer our interests in these properties and expose us to loss of the properties if such agreements are breached by us, terminated or lapse.

The Company owns the building and improvements and leases the land underlying the improvements under several long-term ground leases.  These ground leases may impose limitations on our use of the properties, restrict our ability to finance, sell or otherwise transfer our interests in the properties or restrict the leasing of the properties.  These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable residents for the properties.  In addition, we could lose our interests in the properties if the ground leases are breached by us, terminated or lapse.  As we get closer to the lease termination dates, the values of the properties could decrease without an extension in place.  Certain of these ground leases have payments subject to annual escalations and/or periodic fair market value adjustments which could adversely affect our financial condition or results of operations.

Our investments in joint ventures could be adversely affected by our lack of sole decision-making authority regarding major decisions, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

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

At times we have entered into agreements providing for joint and several liability with our partners.  We also have in the past and could choose in the future to guarantee part of or all of certain joint venture debt.  Frequently, we and our partners may each have the right to trigger a buy-sell arrangement, which could cause us to sell our interest, or acquire our partners’ interest, at a time when we otherwise would not have initiated such a transaction.  Any of these risks could materially and adversely affect our ability to generate and recognize attractive returns on our joint venture investments, which could have a material adverse effect on our results of operations, financial condition and distributions to our shareholders.

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

Several of the assets we acquired from Archstone Enterprise LP (“Archstone”) in February 2013 are subject to various agreements limiting the ability of the owner of the property to take actions that would trigger income tax liability for the contributing owner of the property, including a taxable disposition of the property.  We assumed these obligations upon the completion of the Archstone transaction.  In addition, we will also be required to maintain a certain amount of qualified nonrecourse financing on the tax protected properties during their respective restricted periods.  Our obligations relating to these tax protected properties (as well as certain other tax protected properties we have acquired over the years) may affect the way in which we conduct our business, including whether, when and under what circumstances we sell properties or interests therein and the timing and nature of our financings and refinancing transactions.  As a result, we may not be able to dispose of or refinance the tax protected properties when to do so may have otherwise been favorable to us and our shareholders, which could have a material adverse effect on our results of operations and financial condition.  Certain preferred interests acquired in joint ventures as part of the Archstone transaction have complex tax requirements that, if violated, may cause us to be required to indemnify the preferred shareholders or our joint venture partner for certain tax protection costs.

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

The stock markets, including the New York Stock Exchange, on which we list our Common Shares, have experienced significant price and volume fluctuations over time.  As a result, the market price of our Common Shares could be similarly volatile, and investors in our Common Shares may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects.  The market price of our Common Shares may decline or fluctuate significantly in response to many factors, including but not limited to the following:

•	General political, market and economic conditions;
•	Actual or anticipated variations in our guidance, quarterly operating results or dividends;
•	Changes in our net operating income (“NOI”), earnings, funds from operations (“FFO”) or Normalized FFO estimates;
•	Difficulties or inability to access capital or extend or refinance debt;
•	Large portfolio acquisitions or dispositions;
•	Decreasing (or uncertainty in) real estate valuations;
•	Rising crime rates in markets where our primarily urban and close-in suburban portfolio is concentrated;
•	A change in analyst and/or credit ratings;
•	Adverse market reaction to any additional debt we incur in the future;
•	Governmental regulatory action, including changes or proposed changes to rent control or rent stabilization laws and regulations and the mandates of Fannie Mae or Freddie Mac, and changes in tax laws;
•	The payment of any special dividends;
•	The issuance of additional Common Shares, or the perception that such issuances might occur, including under EQR’s At-The-Market (“ATM”) share offering program;
•	The resale of substantial amounts of our Common Shares, or the anticipation of the resale of such shares, by large holders of our securities; and
•

The repurchase of Common Shares, or the perception that such repurchases might occur, through the Company’s share repurchase program, especially if those repurchases are funded using additional debt as opposed to existing cash flow from operations.

Issuances or sales of our Common Shares may be dilutive.

The issuance or sale of substantial amounts of our Common Shares, whether directly by us or in the secondary market, the perception that such issuances or sales of our Common Shares could occur or the availability for future issuance or sale of our Common Shares or securities convertible into or exchangeable or exercisable for our Common Shares could have a dilutive effect on our actual and expected earnings per share, FFO per share and Normalized FFO per share.  The actual amount of dilution cannot be determined at this time and would be dependent upon numerous factors which are not currently known to us.

We may not have sufficient cash flows from operations after capital expenditures to cover our distributions and our dividend policy may lead to quicker dividend reductions.

We generally consider our cash flows provided by operating activities after capital expenditures to be adequate to meet operating requirements and payment of regular distributions to our security holders.  However, whether due to changes in the dividend policy or otherwise, there may be times when we experience shortfalls in our coverage of distributions, which may cause us to consider reducing our distributions and/or using the proceeds from property dispositions or additional financing transactions to make up the difference.  Should these shortfalls occur for lengthy periods of time or be material in nature, our financial condition may be adversely affected and we may not be able to maintain our current distribution levels.  See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for additional discussion regarding our dividend policy.

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

A cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information, including information regarding our residents, prospective residents, employees and employees’ dependents.

Despite system redundancy, the implementation of security measures, required employee awareness training and the existence of a disaster recovery plan for our internal information technology systems, our systems and systems maintained by third party vendors with which we do business are vulnerable to damage from any number of sources.  We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, phishing attempts or other scams, persons inside our organization or persons/vendors with access to our systems and other significant disruptions of our information technology networks and related systems.  Our information technology networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations.  Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.  Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

We collect and hold personally identifiable information of our residents and prospective residents in connection with our leasing activities, and we collect and hold personally identifiable information of our employees and their dependents.  In addition, we engage third party service providers that may have access to such personally identifiable information in connection with providing necessary information technology and security and other business services to us.  Although we make efforts to maintain the security and integrity of these types of information technology networks and related systems and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

We address potential breaches or disclosure of this confidential personally identifiable information by implementing a variety of security measures intended to protect the confidentiality and security of this information including (among others):  (a) engaging reputable, recognized firms to help us design and maintain our information technology and data security systems; (b) conducting periodic testing and verification of information and data security systems, including performing ethical hacks of our systems to discover where any vulnerabilities may exist; and (c) providing periodic employee awareness training around phishing and other scams, malware and other cyber risks.  We also maintain cyber risk insurance to provide some coverage for certain risks arising out of data and network breaches (see further discussion on cyber risk insurance below).  However, there can be no assurance that these measures will prevent a cyber incident or that our cyber risk insurance coverage will be sufficient in the event of a cyber incident.

A breach or significant and extended disruption in the function of our systems, including our primary website, could damage our reputation and cause us to lose residents and revenues, generate third party claims, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personally identifiable and confidential information and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues.  We may not be able to recover these expenses in whole or in any part from our service providers, our insurers or any other responsible parties.  As a result, there can be no assurance that our financial results would not be adversely impacted.

Litigation risk could affect our business.

We may become involved in legal proceedings, including but not limited to, proceedings related to consumer, shareholder, securities, employment, environmental, development, condominium conversion, tort, eviction and commercial legal issues (any of which could result in a class action lawsuit) that, if decided adversely to or settled by us, could result in liability material to our financial condition or results of operations.

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

As of December 31, 2017, the Company’s property insurance policies provide for a per occurrence deductible of $250,000.  Earthquake losses are subject to a 2% deductible in the state of Washington and a 5% deductible in California, applied to the values of the buildings involved in the loss.  The Company also typically self-insures a substantial portion of the first $50 million of a property loss in excess of these base deductibles.  Should a claim exceed these amounts, it would be 100% covered by insurance.  Furthermore, the Company purchased additional coverage in the event that the Company suffers multiple non-catastrophic occurrences with losses from $25 million to $50 million within the same policy year.  The Company’s general liability and worker’s compensation policies at December 31, 2017 provide for a $2.0 million and $1.0 million per occurrence deductible, respectively.  These higher deductible and self-insured retention amounts do expose the Company to greater potential for uninsured losses.  The Company also has become more susceptible to large losses as it has transformed its portfolio, becoming more concentrated in fewer, more valuable assets over a smaller geographical footprint.  Furthermore, the potential impact of climate change, increased severe weather or earthquakes could cause a significant increase in insurance premiums and deductibles, or a decrease in the availability of coverage, either of which could expose the Company to even greater uninsured losses which may adversely affect our financial condition or results of operations.

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

As of December 31, 2017, the Company’s cyber liability insurance policy provides for a $5.0 million policy aggregate limit and a per occurrence deductible of $250,000.  Cyber liability insurance generally covers costs associated with the wrongful release, through inadvertent breach or network attack, of personally identifiable information such as social security or credit card numbers.   This cyber policy would cover the cost of victim notification, credit monitoring and other crisis response expenses.

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

In addition to certain indemnification obligations of each party to the purchase agreement for the Archstone transaction relating to breaches of fundamental representations and warranties and breaches of covenants and certain other specified matters, we negotiated as a term in the purchase agreement that Lehman Brothers Holdings Inc. (“Lehman”) retain responsibility for and indemnify us against damages resulting from certain third-party claims or other liabilities.  These third-party claims and other liabilities include, without limitation, costs associated with various litigation matters.  Lehman filed for bankruptcy protection under Chapter 11 of the Bankruptcy Code in September 2008 and is currently in the process of post-petition liquidation.  If Lehman completes its liquidation prior to the termination of their indemnity obligations to us under the purchase agreement, or otherwise distributes substantially all of its assets to its creditors prior to such time, Lehman may not be able to satisfy its obligations with respect to claims and retained liabilities covered by the purchase agreement.  The failure of Lehman to satisfy such obligations could have a material adverse effect on our results of operations and financial condition because claimants may successfully assert that we are liable for those claims and/or retained liabilities.  In addition, certain obligations of Lehman to indemnify us terminated upon expiration of the applicable indemnification period (generally no more than four years following the closing or February 27, 2017).  The assertion of third-party claims after the expiration of the applicable indemnification period, or the failure of Lehman to satisfy its indemnification obligations, could have a material adverse effect on our results of operations and financial condition.

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

General

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s debt summaries as of December 31, 2017.

In addition to debt, we have a liquidation value of $37.3 million of outstanding preferred shares of beneficial interest/preference units with a dividend preference of 8.29% per annum as of December 31, 2017.  Our use of debt and preferred equity financing creates certain risks, including the following:

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

Through their lender originator networks, Fannie Mae and Freddie Mac (the “Government Sponsored Enterprises” or “GSEs”) are significant lenders and enhancers of tax-exempt bonds both to the Company and to buyers of the Company’s properties.  The GSEs have a mandate to support multifamily housing through their financing activities.  Any changes to their mandates, reductions in their size or the scale of their activities or loss of key personnel could have an impact on the Company and may, among other things, lead to lower values for our assets and higher interest rates on our secured borrowings.  Disruptions in the floating rate tax-exempt bond market (where interest rates reset weekly) and in the credit market’s perception of the GSEs, which guarantee and provide liquidity for many of these bonds, have been experienced in the past and may be experienced in the future and could result in an increase in interest rates on our tax-exempt debt obligations.  These bonds could also be put to our consolidated subsidiaries if the GSEs fail to satisfy their guaranty obligations.  While this obligation is in almost all cases non-recourse to us, this could cause the Company to have to repay these obligations on short notice or risk foreclosure actions on the collateralized assets.

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

A significant downgrade in our credit ratings, while not affecting our ability to draw proceeds under the revolving credit facility, would cause our borrowing costs to increase under the revolving credit facility, impact our ability to borrow secured and unsecured debt, impair our ability to access the commercial paper market or otherwise limit our access to capital.  In addition, a downgrade below investment grade would require us to post cash collateral and/or letters of credit in favor of some of our secured lenders to cover our self-insured property and liability insurance deductibles or to obtain lower deductible insurance compliant with the lenders’ requirements at the lower ratings level.

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

Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s debt maturity schedule as of December 31, 2017.

Financial covenants could adversely affect the Company’s financial condition.

The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage.  In addition, our revolving credit facility contains certain restrictions, requirements and other limitations on our ability to incur debt.  The indentures under which a substantial portion of our unsecured debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured debt (including acquisition financing), and to sell all or substantially all of our assets.  Our revolving credit facility and indentures are cross-defaulted and also contain cross default provisions with other material debt.  While the Company believes it was in compliance with its unsecured public debt covenants for both the years ended December 31, 2017 and 2016, should it fall out of compliance, it would likely have a negative impact on our financial condition and results of operations.

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

Our degree of leverage could have important consequences to security holders.  For example, the degree of leverage could affect our ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions, development or other general corporate purposes, making us more vulnerable to a downturn in business or the economy in general.  Our consolidated debt-to-total market capitalization ratio was 26.9% as of December 31, 2017.  In addition, our most restrictive unsecured public debt covenants are as follows:

	December 31, 2017	December 31, 2016
Total Debt to Adjusted Total Assets (not to exceed 60%)	34.6%	35.4%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	14.0%	16.2%
Consolidated Income Available for Debt Service to
Maximum Annual Service Charges (must be at least 1.5 to 1)	4.17	3.73
Total Unsecured Assets to Unsecured Debt (must be at least 150%)	381.0%	390.8%

Rising interest rates could adversely affect our operations and cash flows.

The Company’s exposure to market risk for changes in interest rates primarily relates to the refinancing of its long-term debt and floating interest rate instruments that include its unsecured revolving credit facility, commercial paper program, floating rate tax-exempt debt and fair value hedges that convert fixed rate debt to floating rate debt.  These exposures to interest rates are primarily driven by changes in long-term U.S. Treasury rates for refinancing activity, changes in short-term London interbank offered rate (“LIBOR”) borrowing rates and the Securities Industry and Financial Markets Association (“SIFMA”) index for floating rate debt and changes in commercial paper market conditions.  Increases in interest rates would increase our interest expense under these debt instruments and would increase the costs of refinancing existing debt and of issuing new debt.  Accordingly, higher interest rates could adversely affect our operations and cash flows and our ability to service our debt and make distributions to security holders.

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

Shareholders’ ability to effect changes in control of the Company is limited.

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

We believe that we have qualified for taxation as a REIT for federal income tax purposes since our taxable year ended December 31, 1992 based, in part, upon opinions of tax counsel received whenever we have issued equity securities or engaged in significant merger transactions.  We plan to continue to meet the requirements for taxation as a REIT.  Many of these requirements, however, are highly technical and complex.  We cannot, therefore, guarantee that we have qualified or will qualify as a REIT in the future.  The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control.  For example, to qualify as a REIT, our gross income must generally come from rental and other real estate or passive related sources that are itemized in the REIT tax laws.  We are also required to distribute to security holders at least 90% of our REIT taxable income excluding net capital gains.  The fact that we hold our assets through the Operating Partnership further complicates the application of the REIT requirements.  In addition, certain of our subsidiary entities have elected to be taxed as REITs.  As such, each must separately satisfy all of the requirements to qualify for REIT status.  Our failure to comply with the complex REIT rules at the subsidiary REIT level can materially and adversely impact EQR’s REIT status.

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

The effect of the Tax Act is uncertain.

On December 22, 2017, the President signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), with most provisions having an initial effective date of January 1, 2018.  The Tax Act makes major changes to the Internal Revenue Code, as amended, including several provisions that may affect the taxation of REITs and their security holders.  The Tax Act is not expected to have a material impact on our REIT or subsidiary entities, the size and character of our dividends, our ability to continue to qualify as a REIT or on our results of operations.  In addition, the Tax Act is expected to have a favorable impact on the effective tax rate of our shareholders and our residents.  However, the complete impact of the Tax Act is not yet fully known and there can be no assurances that it will have a neutral or favorable impact.  Technical corrections or other amendments to the Tax Act or administrative guidance interpreting the Tax Act may be forthcoming at any time.  Prospective and current shareholders should consult with their tax advisors with respect to the effect of the Tax Act and any other regulatory or administrative developments and proposals and their potential effect on your investment.

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

Compliance with REIT distribution requirements may affect our financial condition and our shareholders’ liquidity.

Distribution requirements may limit our flexibility to manage our portfolio.

We may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received.  We may incur a reduction in tax depreciation without a reduction in capital expenditures.  Provisions of the Tax Act may require that we depreciate existing assets over a 30-year or potentially a 40-year useful life, which may substantially increase our taxable income.  In addition, gain from the sale of property may exceed the amount of cash received on a leverage-neutral basis.  A substantial increase to our taxable income may reduce the flexibility of the Company to manage its portfolio through dispositions of properties in non-1031 exchange transactions or cause the Company to borrow funds or liquidate investments on adverse terms in order to meet these distribution requirements.

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

The Internal Revenue Service has published several rulings that allow REITs to offer shareholders the choice of stock or cash with respect to the receipt of a dividend (an “elective stock dividend”).  However, REITs are also permitted to limit the amount of cash paid to all shareholders to 20% of the total dividend paid.  Therefore, it is possible that the total tax burden to shareholders resulting from an elective stock dividend may exceed the amount of cash received by the shareholder.

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

We will be subject to federal income tax at regular corporate rates upon our REIT taxable income or capital gains that we do not distribute to our shareholders.  In addition, we will be subject to a 4% excise tax if we do not satisfy specific REIT distribution requirements.  For tax years prior to January 1, 2018, we could also be subject to the “alternative minimum tax” on our items of tax preference; pursuant to the Tax Act, for tax years beginning January 1, 2018, the corporate alternative minimum tax has been permanently eliminated.  In addition, any net income from “prohibited transactions” (i.e., dispositions of property, other than property held by a taxable REIT subsidiary, held primarily for sale to customers in the ordinary course of business) will be subject to a 100% tax.  We could also be subject to a 100% penalty tax on certain payments received from or on certain expenses deducted by a taxable REIT subsidiary if any such transaction is not respected by the Internal Revenue Service.  If we fail to satisfy the 75% gross income test or the 95% gross income test (described below) but have maintained our qualification as a REIT because we satisfied certain other requirements, we will still generally be subject to a 100% penalty tax on the taxable income attributable to the gross income that caused the income test failure.  If we fail to satisfy any of the REIT asset tests (described below) by more than a de minimis amount, due to reasonable cause, and we nonetheless maintain our REIT qualification because of specified cure provisions, we will be required to pay a tax equal to the greater of $50,000 or the highest marginal corporate tax rate multiplied by the net income generated by the non-qualifying assets.  If we fail to satisfy any provision of the Internal Revenue Code that would result in our failure to qualify as a REIT (other than a violation of the REIT gross income or asset tests described below) and the violation is due to reasonable cause, we may retain our REIT qualification but we will be required to pay a penalty of $50,000 for each such failure.  Moreover, we may be subject to taxes in certain situations and on certain transactions that we do not presently contemplate.

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

If we fail to qualify for taxation as a REIT in any taxable year and the relief provisions described herein do not apply, we will be subject to tax on our taxable income at regular corporate rates.  Also, for tax years prior to January 1, 2018, we may be subject to the corporate “alternative minimum tax.”  As a result, our failure to qualify as a REIT would significantly reduce the cash we have available to distribute to our shareholders.  Unless entitled to statutory relief, we would not be able to re-elect to be taxed as a REIT until our fifth taxable year after the year of disqualification.  It is not possible to state whether we would be entitled to statutory relief.

Our qualification and taxation as a REIT depend on our ability to satisfy various requirements under the Internal Revenue Code.  We are required to satisfy these requirements on a continuing basis through actual annual operating and other results.  Accordingly, there can be no assurance that we will be able to continue to operate in a manner so as to remain qualified as a REIT.

Ownership of Taxable REIT Subsidiaries by Us.  The Internal Revenue Code provides that REITs may own greater than ten percent of the voting power and value of the securities of a “taxable REIT subsidiary” or “TRS”, provided that the aggregate value of all of the TRS securities held by the REIT does not exceed 25% of the REIT’s total asset value (20% for taxable years beginning January 1, 2018).  TRSs are corporations subject to tax as a regular “C” corporation that have elected, jointly with a REIT, to be a TRS.  Generally, a taxable REIT subsidiary may own assets that cannot otherwise be owned by a REIT and can perform impermissible tenant services (discussed below), which would otherwise taint our rental income under the REIT income tests.  However, the REIT will be obligated to pay a 100% penalty tax on some payments that we receive or on certain expenses deducted by our TRSs if the economic arrangements between us, our tenants and the TRS are not comparable to similar arrangements among unrelated parties.  A TRS may also receive income from prohibited transactions without incurring the 100% federal income tax liability imposed on REITs.  Income from prohibited transactions may include the purchase and sale of land, the purchase and sale of completed development properties and the sale of condominium units.

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

State and Local Taxes.  We may be subject to state or local taxation in various jurisdictions, including those in which we transact business or reside.  State and local tax treatment may not conform to the federal income tax treatment discussed above and any changes in the federal tax code may not be adopted by the states, potentially leading to material tax liabilities for the Company and its shareholders.  In addition, state and local taxing jurisdictions may adopt new legislation or tax regimes which could significantly impact our tax liabilities or require the Company to withhold taxes from shareholders.  Consequently, prospective shareholders should consult their own tax advisors regarding the effect of state and local tax laws on an investment in common shares.

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

Dividends declared by a REIT in October, November, or December with a record date in such month, are deemed to have been paid by the REIT and received by its shareholders on December 31 of that year, so long as the dividends are actually paid during January of the following year.  However, this treatment only applies to the extent of the REIT’s earnings and profits existing on December 31.  To the extent the shareholder distributions paid in January exceed available earnings and profits as of December 31, the excess will be treated as a distribution taxable to shareholders in the year paid.  As such, for tax reporting purposes, January distributions paid to our shareholders may be split between two tax years.

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

However, for tax-exempt shareholders that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans, income from owning or selling common shares will constitute UBTI unless the organization is able to properly deduct amounts set aside or placed in reserve so as to offset the income generated by its investment in common shares.  These shareholders should consult their own tax advisors concerning these set aside and reserve requirements which are set forth in the Internal Revenue Code.  In addition, certain provisions of the Tax Act may impact a tax-exempt shareholder’s calculation of UBTI.  These shareholders should consult their own tax advisors concerning the impact of the Tax Act and their federal income tax obligations.

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

Under the Foreign Investment in Real Property Tax Act, which is known as FIRPTA, distributions to a foreign shareholder (other than certain qualified shareholders and qualified foreign pension funds discussed below) that are attributable to gain from sales or exchanges of United States real property interests will cause the foreign shareholder to be treated as recognizing the gain as income effectively connected with a United States trade or business.  This rule applies whether or not a distribution is designated as a capital gain dividend.  Accordingly, foreign shareholders generally would be taxed on these distributions at the same rates applicable to U.S. shareholders, subject to a special alternative minimum tax in the case of nonresident alien individuals.  In addition, a foreign corporate shareholder might be subject to the branch profits tax discussed above, as well as U.S. federal income tax return filing requirements.  We are required to withhold 21% of these distributions.  The withheld amount can be credited against the foreign shareholder’s United States federal income tax liability.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2017, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 305 properties located in 10 states and the District of Columbia consisting of 78,611 apartment units.  See Item 1, Business, for additional information regarding the Company’s properties and the markets/metro areas upon which we are focused.  The Company’s properties are summarized by building type in the following table:

Type	Properties	Apartment Units	Average Apartment Units
Garden	107	27,007	252
Mid/High-Rise	198	51,604	261
	305	78,611	258

The Company’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	283	73,598
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	17	3,215
Partially Owned Properties – Unconsolidated	2	945
	305	78,611

The following table sets forth certain information by market relating to the Company’s properties at December 31, 2017:

Portfolio Summary
Markets/Metro Areas	Properties	Apartment Units	% of Stabilized NOI (A)	Average Rental Rate (B)
Los Angeles	71	16,160	18.6%	$2,454
Orange County	13	4,028	4.4%	2,142
San Diego	12	3,385	3.9%	2,288
Subtotal – Southern California	96	23,573	26.9%	2,375

San Francisco	54	12,961	19.5%	3,089
Washington D.C.	48	15,811	17.3%	2,360
New York	39	10,462	16.5%	3,758
Boston	24	6,263	9.9%	3,001
Seattle	41	8,460	9.9%	2,365
Other Markets	1	136	—%	1,157
Total	303	77,666	100.0%	2,729

Unconsolidated Properties	2	945	—	—

Grand Total	305	78,611	100.0%	$2,729

Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

(A)

% of Stabilized NOI - Represents budgeted 2018 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(B)

Average Rental Rate - Total residential rental revenues reflected on a straight-line basis in accordance with GAAP divided by the weighted average occupied apartment units for the reporting period presented.

As of December 31, 2017, the Company’s same store occupancy was 95.9% and its total portfolio-wide occupancy, which includes completed development properties in various stages of lease-up, was 95.0%.  Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation.  Resident leases are generally for twelve months in length and can require security deposits.  The garden-style properties are generally defined as properties with two and/or three story buildings while the mid-rise/high-rise are defined as properties with greater than three story buildings.  These two property types typically provide residents with amenities, such as rooftop decks and swimming pools, fitness centers and community rooms.  In addition, many of our urban properties have parking garage and/or retail components.

The consolidated properties currently in various stages of development and lease-up at December 31, 2017 are included in the following table:

Development and Lease-Up Projects as of December 31, 2017
(Amounts in thousands except for project and apartment unit amounts)
Projects	Location	No. of Apartment Units	Total Budgeted Capital Cost (1)	Total Book Value to Date	Total Book Value Not Placed in Service	Total Debt	Percentage Completed	Percentage Leased	Percentage Occupied	Estimated Completion Date	Estimated Stabilization Date
Projects Under Development:
855 Brannan	San Francisco, CA	449	$304,035	$296,916	$90,676	$—	96%	55%	50%	Q1 2018	Q1 2019
100 K Street	Washington D.C.	222	88,023	45,603	45,603	—	33%	—	—	Q4 2018	Q4 2019
1401 E. Madison	Seattle, WA	137	62,352	18,334	18,334	—	3%	—	—	Q3 2019	Q1 2020
249 Third Street	Cambridge, MA	84	51,447	8,934	8,934	—	1%	—	—	Q4 2019	Q2 2020
Projects Under Development		892	505,857	369,787	163,547	—
Completed Not Stabilized (2):
455 Eye Street	Washington D.C.	174	73,157	72,972	—	—		96%	91%	Completed	Q1 2018
Helios (formerly 2nd & Pine)	Seattle, WA	398	227,287	220,101	—	—		54%	48%	Completed	Q2 2019
Cascade	Seattle, WA	477	176,378	169,597	—	—		50%	47%	Completed	Q2 2019
Projects Completed Not Stabilized		1,049	476,822	462,670	—	—
Completed and Stabilized During the Quarter:
Altitude (formerly Village at Howard Hughes)	Los Angeles, CA	545	192,331	191,747	—	—		96%	95%	Completed	Stabilized
The Alton (formerly Millikan)	Irvine, CA	344	107,381	106,795	—	—		96%	95%	Completed	Stabilized
One Henry Adams	San Francisco, CA	241	169,437	167,256	—	—		96%	93%	Completed	Stabilized
Projects Completed and Stabilized During the Quarter		1,130	469,149	465,798	—	—
Total Development Projects		3,071	$1,451,828	$1,298,255	$163,547	$—
Land Held for Development		N/A	N/A	$98,963	$98,963	$—

Note: All development projects are wholly owned by the Company.

(1)

Total Budgeted Capital Cost - Estimated cost for projects under development and/or developed and all capitalized costs incurred to date plus any estimates of costs remaining to be funded for all projects, including land acquisition costs, construction costs, capitalized real estate taxes and insurance, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, all in accordance with GAAP.

(2)	Properties included here are substantially complete. However, they may still require additional exterior and interior work for all apartment units to be available for leasing.

Item 3.  Legal Proceedings

As of December 31, 2017, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

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

	Sales Price
	High	Low	Closing	Distributions
2017
Fourth Quarter Ended December 31, 2017	$70.46	$63.20	$63.77	$0.50375
Third Quarter Ended September 30, 2017	$68.77	$63.98	$65.93	$0.50375
Second Quarter Ended June 30, 2017	$68.83	$61.59	$65.83	$0.50375
First Quarter Ended March 31, 2017	$65.71	$59.49	$62.22	$0.50375

2016
Fourth Quarter Ended December 31, 2016	$65.14	$58.28	$64.36	$0.50375
Third Quarter Ended September 30, 2016	$71.53	$62.39	$64.33	$3.50375
Second Quarter Ended June 30, 2016	$75.49	$63.11	$68.88	$0.50375
First Quarter Ended March 31, 2016	$81.76	$66.62	$75.03	$8.50375

Note: In addition to the regular quarterly dividends in 2016, the Company paid special dividends of $8.00 per share/unit (approximately $3.0 billion) on March 10, 2016 and $3.00 per share/unit (approximately $1.1 billion) on October 14, 2016.

The number of record holders of Common Shares at February 16, 2018 was approximately 2,300.  The number of outstanding Common Shares as of February 16, 2018 was 368,169,571.

Unit Dividends (ERP Operating Limited Partnership)

There is no established public market for the Units (OP Units and restricted units).

The following table sets forth, for the years indicated, the distributions declared on the Operating Partnership’s Units.

	Distributions
	2017	2016
Fourth Quarter Ended December 31,	$0.50375	$0.50375
Third Quarter Ended September 30,	$0.50375	$3.50375
Second Quarter Ended June 30,	$0.50375	$0.50375
First Quarter Ended March 31,	$0.50375	$8.50375

Note: In addition to the regular quarterly dividends in 2016, the Company paid special dividends of $8.00 per share/unit (approximately $3.0 billion) on March 10, 2016 and $3.00 per share/unit (approximately $1.1 billion) on October 14, 2016.

The number of record holders of Units in the Operating Partnership at February 16, 2018 was approximately 500.  The number of outstanding Units as of February 16, 2018 was 382,197,057.

Unregistered Common Shares Issued in the Quarter Ended December 31, 2017 (Equity Residential)

During the quarter ended December 31, 2017, EQR issued 41,549 Common Shares in exchange for 41,549 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to the Company’s Common Shares that may be issued under its existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	6,483,832	$46.46	9,751,123
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)

The amounts shown in columns (a) and (b) of the above table do not include 369,741 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company’s 2011 Share Incentive Plan, as amended (the “2011 Plan”) and outstanding Common Shares that have been purchased by employees and trustees under the Company’s ESPP.

(2)

Includes 6,913,246 Common Shares that may be issued under the 2011 Plan, of which only 33% may be in the form of restricted shares/units, and 2,837,877 Common Shares that may be sold to employees and trustees under the ESPP.

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis, with ERPOP receiving the net cash proceeds of such issuances.

Item 6. Selected Financial Data

The following tables set forth selected financial and operating information on a historical basis for the Company and the Operating Partnership.  The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.  The historical operating and balance sheet data have been derived from the historical financial statements of the Company and the Operating Partnership.  Selected cash flow amounts have also been restated in accordance with the Company’s early adoption of the new statement of cash flows guidance effective October 1, 2017 (see Note 2 in the Notes to Consolidated Financial Statements for further discussion).  Certain capitalized terms as used herein are defined in the Notes to Consolidated Financial Statements.

EQUITY RESIDENTIAL

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(Financial information in thousands except for per share and property data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
OPERATING DATA:
Total revenues from continuing operations	$2,471,406	$2,425,800	$2,744,965	$2,614,748	$2,387,702
Interest and other income	$6,136	$65,773	$7,372	$4,462	$5,283
Net gain (loss) on sales of real estate properties	$157,057	$4,044,055	$335,134	$212,685	$—
Income (loss) from continuing operations	$628,381	$4,479,586	$907,621	$657,101	$(168,174)
Discontinued operations, net	$—	$518	$397	$1,582	$2,073,527
Net income	$628,381	$4,480,104	$908,018	$658,683	$1,905,353
Net income available to Common Shares	$600,363	$4,289,072	$863,277	$627,163	$1,826,468
Earnings per share – basic:
Income (loss) from continuing operations available to Common Shares	$1.64	$11.75	$2.37	$1.73	$(0.47)
Net income available to Common Shares	$1.64	$11.75	$2.37	$1.74	$5.16
Weighted average Common Shares outstanding	366,968	365,002	363,498	361,181	354,305
Earnings per share – diluted:
Income (loss) from continuing operations available to Common Shares	$1.63	$11.68	$2.36	$1.72	$(0.47)
Net income available to Common Shares	$1.63	$11.68	$2.36	$1.73	$5.16
Weighted average Common Shares outstanding	382,678	381,992	380,620	377,735	354,305
Distributions declared per Common Share outstanding	$2.015	$13.015	$2.21	$2.00	$1.85
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$26,026,896	$25,386,425	$25,182,352	$27,675,383	$26,800,948
Real estate, after accumulated depreciation	$19,986,518	$20,026,036	$20,276,946	$22,242,578	$21,993,239
Real estate held for sale	$—	$—	$2,181,135	$—	$—
Total assets	$20,570,599	$20,704,148	$23,110,196	$22,902,160	$22,789,040
Total debt	$8,957,291	$8,987,258	$10,921,366	$10,796,407	$10,720,749
Redeemable Noncontrolling Interests – Operating Partnership	$366,955	$442,092	$566,783	$500,733	$363,144
Total shareholders’ equity	$10,242,464	$10,229,078	$10,470,368	$10,368,456	$10,507,201
Total Noncontrolling Interests	$231,399	$231,906	$225,987	$339,320	$337,995
OTHER DATA:
Total properties (at end of period)	305	302	394	391	390
Total apartment units (at end of period)	78,611	77,458	109,652	109,225	109,855
Funds from operations available to Common Shares and Units – basic (1)	$1,204,904	$1,123,530	$1,323,786	$1,190,915	$872,421
Normalized funds from operations available to Common Shares and Units – basic (1)	$1,199,237	$1,179,650	$1,317,802	$1,196,446	$1,057,073
Cash flow provided by (used for):
Operating activities	$1,265,788	$1,214,123	$1,356,628	$1,324,611	$1,085,809
Investing activities	$(594,296)	$5,903,942	$(695,814)	$(678,468)	$(120,454)
Financing activities	$(789,818)	$(7,054,092)	$(666,167)	$(685,412)	$(1,637,779)

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(Financial information in thousands except for per Unit and property data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
OPERATING DATA:
Total revenues from continuing operations	$2,471,406	$2,425,800	$2,744,965	$2,614,748	$2,387,702
Interest and other income	$6,136	$65,773	$7,372	$4,462	$5,283
Net gain (loss) on sales of real estate properties	$157,057	$4,044,055	$335,134	$212,685	$—
Income (loss) from continuing operations	$628,381	$4,479,586	$907,621	$657,101	$(168,174)
Discontinued operations, net	$—	$518	$397	$1,582	$2,073,527
Net income	$628,381	$4,480,104	$908,018	$658,683	$1,905,353
Net income available to Units	$622,967	$4,460,583	$897,518	$651,994	$1,901,746
Earnings per Unit – basic:
Income (loss) from continuing operations available to Units	$1.64	$11.75	$2.37	$1.73	$(0.47)
Net income available to Units	$1.64	$11.75	$2.37	$1.74	$5.16
Weighted average Units outstanding	379,869	378,829	377,074	374,899	368,038
Earnings per Unit – diluted:
Income (loss) from continuing operations available to Units	$1.63	$11.68	$2.36	$1.72	$(0.47)
Net income available to Units	$1.63	$11.68	$2.36	$1.73	$5.16
Weighted average Units outstanding	382,678	381,992	380,620	377,735	368,038
Distributions declared per Unit outstanding	$2.015	$13.015	$2.21	$2.00	$1.85
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$26,026,896	$25,386,425	$25,182,352	$27,675,383	$26,800,948
Real estate, after accumulated depreciation	$19,986,518	$20,026,036	$20,276,946	$22,242,578	$21,993,239
Real estate held for sale	$—	$—	$2,181,135	$—	$—
Total assets	$20,570,599	$20,704,148	$23,110,196	$22,902,160	$22,789,040
Total debt	$8,957,291	$8,987,258	$10,921,366	$10,796,407	$10,720,749
Redeemable Limited Partners	$366,955	$442,092	$566,783	$500,733	$363,144
Total partners’ capital	$10,469,155	$10,450,375	$10,691,747	$10,582,867	$10,718,613
Noncontrolling Interests – Partially Owned Properties	$4,708	$10,609	$4,608	$124,909	$126,583
OTHER DATA:
Total properties (at end of period)	305	302	394	391	390
Total apartment units (at end of period)	78,611	77,458	109,652	109,225	109,855
Funds from operations available to Units – basic (1)	$1,204,904	$1,123,530	$1,323,786	$1,190,915	$872,421
Normalized funds from operations available to Units – basic (1)	$1,199,237	$1,179,650	$1,317,802	$1,196,446	$1,057,073
Cash flow provided by (used for):
Operating activities	$1,265,788	$1,214,123	$1,356,628	$1,324,611	$1,085,809
Investing activities	$(594,296)	$5,903,942	$(695,814)	$(678,468)	$(120,454)
Financing activities	$(789,818)	$(7,054,092)	$(666,167)	$(685,412)	$(1,637,779)

(1)

See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for a reconciliation of net income to FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units and the definitions of these non-GAAP financial measures.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company and the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto.  Due to the Company’s ability to control the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary entity has been consolidated with the Company for financial reporting purposes, except for two unconsolidated operating properties.  Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2017.

Forward-Looking Statements

Forward-looking statements in this Item 7 as well as elsewhere in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations, estimates, projections and assumptions made by management.  While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Many of these uncertainties and risks are difficult to predict and beyond management’s control.  Forward-looking statements are not guarantees of future performance, results or events.  The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements.  Factors that might cause such differences include, but are not limited to the following:

•

We intend to actively acquire, develop and renovate multifamily properties for rental operations as market conditions dictate.  We may also acquire multifamily properties that are unoccupied or in the early stages of lease-up.  We may be unable to lease these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rental rates as well as higher than expected concessions or higher than expected operating expenses.  We may not be able to achieve rents that are consistent with expectations for acquired, developed or renovated properties.  We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position, to complete a development property or to complete a renovation.  Additionally, we expect that other real estate investors with capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts.  This competition (or lack thereof) may increase (or depress) prices for multifamily properties.  We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.  We have acquired in the past and intend to continue to pursue the acquisition of properties, including large portfolios of properties, that could increase our size and result in alterations to our capital structure.  The total number of apartment units under development, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition and local government regulation;

•	Debt financing and other capital required by the Company may not be available or may only be available on adverse terms;
•	Labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated;
•

Occupancy levels and market rents may be adversely affected by national and local political, economic and market conditions including, without limitation, new construction and excess inventory of multifamily and owned housing/condominiums, increasing portions of owned housing/condominium stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences, governmental regulations (including rent control or rent stabilization laws and regulations) and the potential for geopolitical instability, all of which are beyond the Company’s control; and

•	Additional factors as discussed in Part I of this Annual Report on Form 10-K, particularly those under “Item 1A. Risk Factors”.

Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report.

Overview

See Item 1. Business for discussion regarding the Company’s overview.

Business Objectives and Operating and Investing Strategies

See Item 1. Business for discussion regarding the Company’s business objectives and operating and investing strategies.

Results of Operations

2017 and 2016 Transactions

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in our coastal gateway markets and sell apartment properties located primarily in the less dense portion of suburban markets and/or properties that are functionally or locationally challenged during the years ended December 31, 2017 and December 31, 2016 as follows:

Year Ended December 31, 2017:

•

Acquired four consolidated apartment properties, located in the Seattle (two properties), Boston and Los Angeles markets, consisting of 947 apartment units for approximately $468.0 million at a weighted average Acquisition Cap Rate (see definition below) of 4.8%;

•

Sold five consolidated apartment properties, located in the Boston (three properties), New York and San Diego markets, consisting of 1,194 apartment units for approximately $355.0 million, at a weighted average Disposition Yield (see definition below) of 5.1% and generating an Unlevered IRR (see definition below) of 12.4%;

•	Started construction on two projects, located in the Boston and Seattle markets, consisting of 221 apartment units totaling approximately $113.8 million of expected development costs; and
•

Substantially completed construction on four projects, located in the Orange County, Washington D.C. and Seattle (two properties) markets, consisting of 1,393 apartment units totaling approximately $584.2 million of development costs and stabilized five development projects, located in the San Francisco (three properties), Los Angeles and Orange County markets, consisting of 1,931 apartments units totaling approximately $983.1 million of development costs.

Year Ended December 31, 2016:

•	Acquired four consolidated apartment properties consisting of 573 apartment units for approximately $249.3 million at a weighted average Acquisition Cap Rate of 4.8%;
•

Sold 98 consolidated apartment properties consisting of 29,440 apartment units for approximately $6.8 billion, which includes the sale of the Starwood Portfolio consisting of 72 consolidated apartment properties containing 23,262 apartment units for $5.365 billion, at a weighted average Disposition Yield of 5.4% and generating an Unlevered IRR of 11.8%;

•

Sold one unconsolidated property consisting of 336 apartments units for approximately $74.5 million (our share of the net sales proceeds approximated $12.4 million), generating a Disposition Yield of 5.6%;

•

Sold our entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord consisting of 5,161 apartment units for approximately $63.3 million and sold three land parcels for $57.5 million;

•	Started construction on one project consisting of 222 apartment units totaling approximately $88.0 million of expected development costs; and
•

Substantially completed construction on five projects consisting of 2,141 apartment units totaling approximately $1.1 billion of development costs and stabilized six development projects consisting of 1,839 apartment units totaling approximately $894.2 million of development costs.

See also Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both 2017 and 2016 (the “2017 Same Store Properties”), which represented 70,117 apartment units, and properties that the Company owned and were stabilized for all of both 2016 and 2015 (the “2016 Same Store Properties”), which represented 69,879 apartment units, impacted the Company’s results of operations.  Both the 2017 Same Store Properties and 2016 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the year ended December 31, 2017:

	Year Ended December 31, 2017
	Properties	Apartment Units
Same Store Properties at December 31, 2016	272	69,879
2015 acquisitions	4	625
2017 dispositions	(5)	(1,194)
Lease-up properties stabilized	4	800
Other	—	7
Same Store Properties at December 31, 2017	275	70,117

	Year Ended December 31, 2017
	Properties	Apartment Units
Same Store	275	70,117
Non-Same Store:
2017 acquisitions - stabilized	2	437
2017 acquisitions - not stabilized	2	510
2016 acquisitions	4	573
Properties removed from same store (1)	2	356
Master-Leased properties (2)	3	853
Lease-up properties not yet stabilized (3)	14	4,819
Other	1	1
Total Non-Same Store	28	7,549
Unconsolidated properties	2	945
Total Properties and Apartment Units	305	78,611

Note:  Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)

Consists of one property containing 285 apartment units (Playa Pacifica in Hermosa Beach, California) which was removed from the same store portfolio in the first quarter of 2015 due to a major renovation in which significant portions of the property were taken offline for extended time periods and one property containing 71 apartment units (Acton Courtyard in Berkeley, California) which was removed from the same store portfolio in the third quarter of 2016 due to an affordable housing dispute which required significant portions of the property to be vacant for an extended releasing period.  As of December 31, 2017 and 2016, Playa Pacifica had an occupancy of 94.4% and 66.2%, respectively.  As of December 31, 2017 and 2016, Acton Courtyard had an occupancy of 91.5% and 69.0%, respectively.  These properties will not return to the same store portfolio until they are stabilized for all of the current and comparable periods presented.

(2)	Consists of three properties containing 853 apartment units that are wholly owned by the Company but the entire projects are master leased to a third party corporate housing provider.
(3)	Consists of properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

Revenues from the 2017 and 2016 Same Store Properties increased $48.5 million and $78.1 million, respectively, primarily as a result of an increase in average rental rates charged to residents.  Expenses from the 2017 and 2016 Same Store Properties increased $17.0 million and $20.2 million, respectively, primarily as a result of an increase in real estate taxes, on-site payroll costs and repairs and maintenance expenses.  The following tables provide comparative same store results and statistics for the 2017 and 2016 Same Store Properties:

2017 vs. 2016

Same Store Results/Statistics for 70,117 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Physical Occupancy (2)	Turnover (3)
2017	$2,248,564	$656,321	$1,592,243	$2,670	96.0%	52.9%
2016	$2,200,094	$639,342	$1,560,752	$2,611	96.0%	54.7%
Change	$48,470	$16,979	$31,491	$59	0.0%	(1.8)%
Change	2.2%	2.7%	2.0%	2.3%

Note: Same store revenues for all leases are reflected on a straight line basis in accordance with GAAP for the current and comparable periods.

2016 vs. 2015

Same Store Results/Statistics for 69,879 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Physical Occupancy (2)	Turnover (3)
2016	$2,177,304	$634,120	$1,543,184	$2,597	96.0%	54.4%
2015	$2,099,166	$613,924	$1,485,242	$2,504	96.1%	54.5%
Change	$78,138	$20,196	$57,942	$93	(0.1)%	(0.1)%
Change	3.7%	3.3%	3.9%	3.7%
(1)

Average Rental Rate – For 2017 vs. 2016, represents total residential rental revenues reflected on a straight-line basis in accordance with GAAP divided by the weighted average occupied apartment units for the reporting period presented.  For 2016 vs. 2015, represents total residential rental revenues divided by the weighted average occupied apartment units for the reporting period presented.

(2)	Physical Occupancy – The weighted average occupied apartment units for the reporting period divided by the average of total apartment units available for rent for the reporting period.
(3)	Turnover – Total residential move-outs divided by total residential apartment units, including inter-property and intra-property transfers.

The following tables provide comparative same store operating expenses for the 2017 and 2016 Same Store Properties:

2017 vs. 2016

Same Store Operating Expenses for 70,117 Same Store Apartment Units

$ in thousands

					% of Actual
					2017
	Actual	Actual	$	%	Operating
	2017	2016	Change	Change	Expenses
Real estate taxes	$276,762	$268,084	$8,678	3.2%	42.2%
On-site payroll (1)	148,781	142,248	6,533	4.6%	22.7%
Utilities (2)	89,938	88,159	1,779	2.0%	13.7%
Repairs and maintenance (3)	83,683	82,378	1,305	1.6%	12.7%
Insurance	16,683	17,345	(662)	(3.8)%	2.5%
Leasing and advertising	9,282	10,118	(836)	(8.3)%	1.4%
Other on-site operating expenses (4)	31,192	31,010	182	0.6%	4.8%
Same store operating expenses	$656,321	$639,342	$16,979	2.7%	100.0%

2016 vs. 2015

Same Store Operating Expenses for 69,879 Same Store Apartment Units

$ in thousands

					% of Actual
					2016
	Actual	Actual	$	%	Operating
	2016	2015	Change	Change	Expenses
Real estate taxes	$264,689	$249,916	$14,773	5.9%	41.7%
On-site payroll (1)	141,996	137,731	4,265	3.1%	22.4%
Utilities (2)	88,261	91,586	(3,325)	(3.6)%	13.9%
Repairs and maintenance (3)	81,600	79,366	2,234	2.8%	12.9%
Insurance	17,055	16,428	627	3.8%	2.7%
Leasing and advertising	9,928	8,341	1,587	19.0%	1.6%
Other on-site operating expenses (4)	30,591	30,556	35	0.1%	4.8%
Same store operating expenses	$634,120	$613,924	$20,196	3.3%	100.0%
(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results for the 2017 and 2016 Same Store Properties (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015

Operating income	$847,471	$856,086	$1,009,238
Adjustments:
Fee and asset management revenue	(717)	(3,567)	(8,387)
Property management	85,493	82,015	86,206
General and administrative	52,224	57,840	64,664
Depreciation	743,749	705,649	765,895
Impairment	1,693	—	—
Total NOI	$1,729,913	$1,698,023	$1,917,616

	Year Ended December 31, 2017		Year Ended December 31, 2016
	(Results for 70,117 Same Store Apartment Units)		(Results for 69,879 Same Store Apartment Units)
	2017	2016	2016	2015

Rental income:
Same store	$2,248,564	$2,200,094	$2,177,304	$2,099,166
Non-same store/other	222,125	222,139	244,929	637,412
Total rental income	2,470,689	2,422,233	2,422,233	2,736,578
Operating expenses:
Same store	656,321	639,342	634,120	613,924
Non-same store/other	84,455	84,868	90,090	205,038
Total operating expenses	740,776	724,210	724,210	818,962
NOI:
Same store	1,592,243	1,560,752	1,543,184	1,485,242
Non-same store/other	137,670	137,271	154,839	432,374
Total NOI	$1,729,913	$1,698,023	$1,698,023	$1,917,616

For properties that the Company acquired or completed that were stabilized prior to January 1, 2017 and that the Company expects to continue to own through December 31, 2018, the Company anticipates the following same store results for the full year ending December 31, 2018, which assumptions are based on current expectations and are forward-looking:

2018 Same Store Assumptions
Physical Occupancy	96.0%
Revenue change	1.0% to 2.25%
Expense change	3.5% to 4.5%
NOI change	0.0% to 1.5%

Same store revenues increased 2.2% during the year ended December 31, 2017 as compared to the same period in 2016, which was ahead of our original expectations and in line with our most recent guidance that was provided in October 2017, due to stronger renewal rates, lower turnover and gains in occupancy.  The Company’s primary goal in 2017 was to focus on retaining existing residents to drive renewal rate growth which came in at 4.6% for the year ended December 31, 2017 as compared to the same period in 2016.  Same store turnover declined by 1.8% for the year ended December 31, 2017 as compared to the same period in 2016.  The Company’s primary focus for 2018 will continue to be on retaining existing residents.  We currently estimate same store revenues to increase in a range from 1.0% to 2.25% for 2018 as compared to 2017.

Washington D.C. was the only market in our portfolio that did not meet or surpass our most recent guidance that was provided in October 2017.  Same store revenues increased 1.3% during the year ended December 31, 2017 compared to the same period in 2016 as uncertainty in the market caused by the political environment slowed economic activity.  While we expect to see slight improvement in new lease rates in 2018, we expect Washington D.C. to remain challenged.  As a result, we expect to produce same store revenue growth of approximately 1.0% in this market in 2018.

In the New York market, elevated deliveries of new luxury supply both in established residential areas and newer residential areas like Long Island City are having an impact on our ability to raise rents.  While technology sector job growth continues, there has been a reduction in the rate of job growth in the financial services sector, which is an important demand driver in this market.  However, due in part to our strong same store occupancy levels (96.2% for the year ended December 31, 2017), we used fewer concessions during 2017 than we originally expected.  Same store revenues increased 0.1% for the year ended December 31, 2017 as compared to the same period in 2016, which was above both our original expectations and our most recent guidance provided in October 2017.  With new luxury supply elevated in 2018, we expect there to be a decline in same store revenues of approximately 0.75% in 2018.

Boston continues to feel the impact from an elevated level of deliveries of new supply in the downtown and Cambridge submarkets, though job growth has continued to improve.  As a result, the additional supply has generally been absorbed thus far without significant disruption.  Same store revenues increased 1.6% for the year ended December 31, 2017 as compared to the same period in 2016, which was in line with our original expectations and most recent guidance provided in October 2017. We believe renewal and occupancy rates will continue to remain strong while new lease rates will continue to be negative.  We therefore expect 2018 same store revenue growth of approximately 1.6%, which is identical to 2017.

Seattle produced solid rental rate growth driven by the continued growth in technology jobs in the market, but showed signs of slowing rent growth towards the end of 2017.  Same store revenues increased 5.6% for the year ended December 31, 2017 as compared to the same period in 2016, which exceeded our original expectations and is generally consistent with the most recent guidance provided in October 2017.  We are more cautious on our 2018 outlook.  With more moderate growth expected in both renewals and new leases primarily due to increased urban supply and moderating job growth, we expect Seattle to produce same store revenue growth of approximately 3.25% in 2018.

San Francisco performed better than expected in 2017 primarily as a result of strong occupancy and gains on renewals.  The market is producing a slower rate of job growth in the technology sector compared to previous years.  However, we continue to see strong demand throughout the market, although the rate at which we can increase rents remains somewhat modest due to new supply and a slower rate of job growth.  As a result, same store revenues increased 2.0% for the year ended December 31, 2017 as compared to the same period in 2016, which exceeded our original expectations and is generally consistent with the most recent guidance provided in October 2017.  While we expect to see slight improvement in new lease rates in 2018, we expect lower occupancy and renewal rates.  As a result, we expect to produce same store revenue growth of approximately 1.75% in 2018.

Southern California, which includes Los Angeles, Orange County and San Diego, was one of our better performing markets in 2017.  Widely dispersed new supply, very good economic growth and adequate levels of job growth in the market are driving strong revenue growth.  Same store revenues increased 3.9% for the year ended December 31, 2017 as compared to the same period in 2016, which slightly exceeded both our original expectations and the most recent guidance we provided in October 2017.  We expect to produce same store revenue growth of approximately 3.25% in Los Angeles and 4.0% in both Orange County and San Diego in 2018.

Same store expenses increased 2.7% during the year ended December 31, 2017 as compared to the same period in 2016.  The full year 2017 results were primarily due to the following items:

•

Real estate taxes increased 3.2% for the full year 2017 as compared to the same period in 2016, which was lower than our original expectations, primarily driven by favorable real estate tax appeal results;

•

Payroll costs increased 4.6% for the full year 2017 as compared to the same period in 2016 (which was consistent with our original expectations) primarily due to an increase in on-site staffing to assure the service levels necessary to remain competitive with new supply and higher on-site wages due to competition from new supply; and

•

Utilities increased 2.0% for the full year 2017 as compared to the same period in 2016 (which was consistent with our original expectations) primarily due to higher prices for natural gas and higher water and sewer costs, partially offset by lower usage and lower prices for electricity.

We anticipate same store expenses to increase in a range from 3.5% to 4.5% for 2018 as compared to 2017 primarily due to the following items:

•

Real estate taxes are estimated to increase between 4.75% and 5.75% due primarily to increased values and rates and the 421-a tax abatement benefits continuing to expire in New York (approximately 1.7 percentage points of the increase);

•	Payroll costs are estimated to increase approximately 5.0% primarily due to higher on-site wages due to competition from new supply; and

•

Utilities are estimated to increase between 3.0% and 4.0% primarily due to increases in trash costs as well as anticipated increases in the commodity cost for electricity, natural gas and heating oil after enjoying several years of declining rates.

Same store NOI increased 2.0% for the full year 2017 as compared to the same period in 2016, which was at the high end of our original expectations and slightly ahead of our most recent guidance that was provided in October 2017.  The Company anticipates same store NOI growth of approximately 0.0% to 1.5% for the full year 2018 as a result of the above same store revenue and expense expectations.

See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store NOI results increased approximately $0.4 million in 2017 compared to the same period in 2016 and consist primarily of properties acquired in calendar years 2016 and 2017, operations from the Company’s development properties and operations prior to disposition from 2016 and 2017 sold properties.  This difference is due primarily to:

•	A positive impact of higher NOI from development and newly stabilized development properties in lease-up of $42.7 million;
•	A positive impact of higher NOI from properties acquired in 2016 and 2017 of $12.0 million;
•	A positive impact of higher NOI from other non-same store properties (including three master leased properties) of $3.0 million; and

•	A negative impact of lost NOI from 2016 and 2017 dispositions of $57.4 million.

Non-same store NOI results decreased approximately $277.5 million in 2016 compared to the same period in 2015 and consist primarily of properties acquired in calendar years 2015 and 2016, operations from the Company’s development properties and operations prior to disposition from 2015 and 2016 sold properties (including the Starwood Portfolio).  This difference is due primarily to:

•	A positive impact of higher NOI from development and newly stabilized development properties in lease-up of $50.8 million and properties acquired in 2015 and 2016 of $15.2 million;
•	A negative impact of lower NOI from other non-same store properties (including three master-leased properties) of $1.2 million; and
•	A negative impact of lost NOI from 2015 and 2016 dispositions of $333.2 million.

The Company’s guidance assumes consolidated rental acquisitions of $500.0 million and consolidated rental dispositions of $500.0 million and assumes that the Acquisition Cap Rate will be 0.50% lower than the Disposition Yield for the full year ending December 31, 2018.  The Company currently budgets one development start during the year ending December 31, 2018.  We currently budget spending approximately $150.0 million on development costs during the year ending December 31, 2018, primarily for projects currently under construction and on the one project expected to start in 2018.  We assume that this capital will be primarily sourced with excess operating cash flow, future debt offerings and borrowings on our revolving credit facility and/or commercial paper program.  These 2018 assumptions are based on current expectations and are forward-looking.

Comparison of the year ended December 31, 2017 to the year ended December 31, 2016 and the year ended December 31, 2016 to the year ended December 31, 2015

For the year ended December 31, 2017, the Company reported diluted earnings per share/unit of $1.63 compared to $11.68 per share/unit for the year ended December 31, 2016.  The difference is primarily due to approximately $10.16 per share/unit in higher gains on property sales and $0.14 per share/unit in higher gains on sales of non-operating assets in 2016 compared to 2017 as a direct result of the significant sales activity in 2016 compared to 2017, partially offset by $0.29 per share/unit in higher debt extinguishment costs incurred in 2016 as compared to 2017.  For the year ended December 31, 2016, the Company reported diluted earnings per share/unit of $11.68 compared to $2.36 per share/unit for the year ended December 31, 2015.  The difference is primarily due to approximately $9.69 per share/unit in higher gains on property sales and $0.18 per share/unit in higher gains on sales of non-operating assets in 2016 compared to the same period in 2015 as a direct result of the significant sales activity in 2016, partially offset by $0.30 per share/unit in higher debt extinguishment costs and lower overall NOI as a result of the sales noted above in 2016 compared to 2015.

Income from continuing operations decreased approximately $3.9 billion for the year ended December 31, 2017 compared to the prior year.  Income from continuing operations increased $3.6 billion for the year ended December 31, 2016 compared to the prior year.  See below for further explanation.

For the year ended December 31, 2017, consolidated rental income increased 2.0%, consolidated operating expenses (comprised of property and maintenance and real estate taxes and insurance) increased 2.3% and consolidated NOI increased 1.9% when compared to the year ended December 31, 2016.  The increase in NOI is primarily a result of the Company’s improved NOI from same store and lease-up properties, partially offset by dilution from disposition activity.  For the year ended December 31, 2016, consolidated rental income decreased 11.5%, consolidated operating expenses (comprised of property and maintenance and real estate taxes and insurance) decreased 11.6% and consolidated NOI decreased 11.5% when compared to the year ended December 31, 2015.  The declines are all primarily a result of the Company’s significant disposition activity in 2016.

Fee and asset management revenues decreased approximately $2.9 million or 79.9% and $4.8 million or 57.5% during the year ended December 31, 2017 as compared to 2016 and the year ended December 31, 2016 as compared to 2015, respectively, primarily as a result of lower revenue earned on management of the Company’s military housing ventures at Joint Base Lewis McChord due to the sale of the Company’s entire interest in the management contracts and related rights associated with these ventures in the second quarter of 2016.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased approximately $3.5 million or 4.2% during the year ended December 31, 2017 compared to the prior year.  The increase is primarily attributable to increases in education/conference fees, legal fees, office rent, and payroll-related costs.  These expenses decreased approximately $4.2 million or 4.9% during the year ended December 31, 2016 compared to the prior year.  This decrease is primarily attributable to a decrease in payroll-related costs, office rent and education/conference fees, partially offset by increases in computer operations costs.  The Company anticipates that property management expenses will approximate $88.5 million to $90.5 million for the year ending December 31, 2018.

General and administrative expenses from continuing operations, which include corporate operating expenses, decreased approximately $5.6 million or 9.7% and $6.8 million or 10.6% during the year ended December 31, 2017 as compared to 2016 and the year ended December 31, 2016 as compared to 2015, respectively, primarily due to a decrease in payroll-related costs. The Company anticipates that general and administrative expenses will approximate $53.0 million to $55.0 million for the year ending December 31, 2018.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $38.1 million or 5.4% during the year ended December 31, 2017 compared to the prior year, primarily as a result of additional depreciation expense on properties acquired in 2017 and development properties placed in service in 2016 and 2017, partially offset by lower depreciation from properties sold in 2016 and 2017.  Depreciation expense decreased approximately $60.2 million or 7.9% during the year ended December 31, 2016 compared to the prior year, primarily as a result of no depreciation or a partial period of depreciation expense during the year ended December 31, 2016 related to the significant property sales in 2016 (including the Starwood Portfolio), partially offset by additional depreciation expense on properties acquired in 2016 and development properties placed in service.

Interest and other income decreased approximately $59.6 million or 90.7% and increased approximately $58.4 million during the year ended December 31, 2017 as compared to 2016 and the year ended December 31, 2016 as compared to 2015, respectively, primarily due to the approximate $52.4 million gain from the sale of the Company’s entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord and approximate $6.0 million gain from the sale of 421-a real estate tax certificates during the year ended December 31, 2016, neither of which occurred in 2017 or 2015.  The Company anticipates that interest and other income will approximate $0.5 million to $1.0 million for the year ending December 31, 2018, excluding certain non-comparable insurance/litigation settlement proceeds.

Other expenses decreased approximately $5.2 million or 50.0% and increased $7.4 million during the year ended December 31, 2017 as compared to 2016 and the year ended December 31, 2016 as compared to 2015, respectively, primarily due to higher litigation/environmental reserve and/or settlement costs in 2016, which did not occur at the same levels in 2017 and 2015, as well as a decrease in annual transaction costs of approximately $1.5 million in 2017.  In addition, the Company anticipates that substantially all of its transactions will now be accounted for as asset acquisitions, which means that transaction costs will largely be capitalized, as a result of its adoption of the new definition of a business standard effective January 1, 2017.  See Note 2 in the Notes to Consolidated Financial Statements for further discussion.

Interest expense, including amortization of deferred financing costs, decreased approximately $102.5 million or 20.7% for the year ended December 31, 2017 compared to the prior year, primarily as a result of $109.9 million in lower debt extinguishment costs in 2017 as compared to 2016.  Interest expense, including amortization of deferred financing costs, increased approximately $39.6 million or 8.7% for the year ended December 31, 2016 compared to the prior year, primarily as a result of prepayment penalties and debt extinguishment costs associated with the repayment of approximately $1.7 billion in debt principal prior to scheduled maturity, partially offset by lower interest expense as a result of these repayments.  The effective interest cost on all indebtedness was 4.44%, 4.68% and 4.72% for the years ended December 31, 2017, 2016 and 2015, respectively.  The Company capitalized interest of approximately $26.3 million, $51.5 million and $59.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. The Company anticipates that interest expense from continuing operations, excluding debt extinguishment costs/prepayment penalties, will approximate $370.5 million to $383.1 million and capitalized interest will approximate $4.0 million to $8.0 million for the year ending December 31, 2018.

Income and other tax expense from continuing operations decreased approximately $1.1 million or 70.4% and increased approximately $0.7 million or 75.9% during the year ended December 31, 2017 as compared to 2016 and the year ended December 31, 2016 as compared to 2015, respectively, primarily due to changes in various state and local taxes related to the Company’s elevated disposition activity in 2016 compared to 2017 and 2015.  The Company anticipates that income and other tax expense will approximate $0.5 million to $1.0 million for the year ending December 31, 2018.

The 2018 guidance/projections provided above are based on current projections and are forward-looking.

Income (loss) from investments in unconsolidated entities decreased approximately $8.2 million and $10.2 million during the year ended December 31, 2017 as compared to 2016 and the year ended December 31, 2016 as compared to 2015, respectively.  The decrease in 2017 is primarily due to a gain on the sale of one unconsolidated apartment property totaling $8.8 million in 2016 that did not occur in 2017.  The decrease in 2016 is primarily due to $18.6 million in favorable litigation settlements which occurred during the year ended December 31, 2015, partially offset by a gain on the sale of one unconsolidated apartment property totaling $8.8 million which occurred during the year ended December 31, 2016.

Net gain (loss) on sales of real estate properties decreased approximately $3.9 billion or 96.1% and increased approximately $3.7 billion during the year ended December 31, 2017 as compared to 2016 and the year ended December 31, 2016 as compared to 2015, respectively, as a result of the sale of 98 consolidated apartment properties (including the Starwood Portfolio) during the year ended December 31, 2016 as compared to only five consolidated apartment property sales during the year ended December 31, 2017 and eight consolidated property sales during the year ended December 31, 2015, all of which did not meet the criteria for reporting discontinued operations.

Net gain (loss) on sales of land parcels increased approximately $3.4 million or 21.8% due to the gain on sale of one land parcel with a low basis during the year ended December 31, 2017 as compared to the gain on sales of four land parcels during the year ended December 31, 2016.  Net gain (loss) on sales of land parcels increased approximately $15.7 million due to the gain on sale of four land parcels during the year ended December 31, 2016 as compared to no land sales during the year ended December 31, 2015.

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

As of January 1, 2017, the Company had approximately $77.2 million of cash and cash equivalents, approximately $141.9 million of restricted deposits and the amount available on its revolving credit facility was $1.96 billion (net of $20.6 million which was restricted/dedicated to support letters of credit and net of $20.0 million in principal outstanding on the commercial paper program).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, at December 31, 2017, the Company’s cash and cash equivalents balance was approximately $58.3 million, the restricted deposits balance was approximately $50.1 million and the amount available on its revolving credit facility was $1.69 billion (net of $6.6 million which was restricted/dedicated to support letters of credit and net of $300.0 million in principal outstanding on the commercial paper program).

During the year ended December 31, 2017, the Company generated proceeds from various transactions, which included the following:

•	Disposed of five consolidated rental properties and one land parcel, receiving net proceeds of approximately $384.6 million;
•	Issued $400.0 million of ten-year 3.25% unsecured notes, receiving net proceeds of approximately $399.3 million before underwriting fees, hedge termination costs and other expenses;
•	Issued $300.0 million of thirty-year 4.00% unsecured notes, receiving net proceeds of approximately $293.2 million before underwriting fees and other expenses; and
•

Issued approximately 0.9 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $35.3 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the year ended December 31, 2017, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire four consolidated rental properties for approximately $466.4 million in cash;
•	Invest $276.4 million primarily in development projects;
•	Repay $504.1 million of mortgage loans (inclusive of scheduled principal repayments) and incur prepayment penalties of approximately $12.3 million; and
•	Repay $498.0 million of unsecured notes at maturity.

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

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  As of February 16, 2018, there was a balance of $320.0 million outstanding on the commercial paper program.

As of February 16, 2018, no amounts were outstanding and the amount available on the revolving credit facility was $1.67 billion (net of $6.6 million which was restricted/dedicated to support letters of credit and net of the $320.0 million in principal outstanding on the commercial paper program).  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

Dividend Policy

For the past several years, the Company adhered to a policy of paying its annual dividends/distributions based on 65% of the midpoint of the range of initial Normalized FFO guidance customarily provided at the beginning of each year as part of the Company’s fourth quarter earnings release.  The Company’s 2017 regular annual dividend/distribution payout was $2.015 per share/unit and the Company paid four regular quarterly dividends/distributions of $0.50375 per share/unit in 2017.

Beginning in 2018, the Company will no longer determine its dividends/distributions as a fixed percentage of estimated Normalized FFO but will instead adopt a more conventional policy based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company currently expects to declare a dividend/distribution for the first quarter of 2018 of $0.54 per share/unit, an annualized increase of 7.2% over the amount paid in 2017.  This policy change is supported by the Company’s strong growth in property operations since the recent economic downturn and a significant reduction in its development activity resulting in a material increase in available cash flow.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.  The Company believes that its expected 2018 operating cash flow will be sufficient to cover capital expenditures and regular dividends/distributions.

Total dividends/distributions paid in January 2018 amounted to $192.8 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2017.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes, line of credit and commercial paper program.  Of the $26.0 billion in investment in real estate on the Company’s balance sheet at December 31, 2017, $20.1 billion or 77.1% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues public equity from time to time and guarantees certain debt of the Operating Partnership.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of December 31, 2017 are as follows:

Debt Summary as of December 31, 2017

($ in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$3,618,722	40.4%	4.33%	5.6
Unsecured	5,338,569	59.6%	4.17%	10.6
Total	$8,957,291	100.0%	4.24%	8.6
Fixed Rate Debt:
Secured – Conventional	$2,982,344	33.3%	4.90%	4.0
Unsecured – Public	4,591,373	51.3%	4.61%	12.2
Fixed Rate Debt	7,573,717	84.6%	4.73%	9.0
Floating Rate Debt:
Secured – Conventional	6,948	0.1%	1.05%	12.2
Secured – Tax Exempt	629,430	7.0%	1.56%	12.2
Unsecured – Public (2)	447,439	5.0%	1.82%	1.5
Unsecured – Revolving Credit Facility	—	—	2.00%	3.9
Unsecured – Commercial Paper Program	299,757	3.3%	1.41%	—
Floating Rate Debt	1,383,574	15.4%	1.62%	6.3
Total	$8,957,291	100.0%	4.24%	8.6

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the year ended December 31, 2017.
(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

Debt Maturity Schedule as of December 31, 2017

($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2018	$49,734		$397,235	(2)	$446,969	4.9%	5.55%	2.17%
2019	506,731	(3)	468,603		975,334	10.8%	5.17%	3.62%
2020	1,678,592	(4)	400		1,678,992	18.5%	5.49%	5.49%
2021	927,506		300		927,806	10.2%	4.64%	4.64%
2022	265,341		400		265,741	2.9%	3.26%	3.26%
2023	1,326,800		4,400		1,331,200	14.7%	3.74%	3.73%
2024	1,272		10,500		11,772	0.1%	4.79%	2.07%
2025	451,334		12,800		464,134	5.1%	3.38%	3.33%
2026	593,424		14,000		607,424	6.7%	3.59%	3.54%
2027	401,468		15,200		416,668	4.6%	3.26%	3.20%
2028+	1,424,969		520,065		1,945,034	21.5%	4.41%	3.67%
Subtotal	7,627,171		1,443,903		9,071,074	100.0%	4.48%	3.97%
Deferred Financing Costs and Unamortized (Discount)	(53,454)		(60,329)		(113,783)	N/A	N/A	N/A
Total	$7,573,717		$1,383,574		$8,957,291	100.0%	4.48%	3.97%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of December 31, 2017.
(2)	Includes $300.0 million in principal outstanding on the Company’s commercial paper program.
(3)

Includes a $500.0 million 5.19% mortgage loan with a maturity date of October 1, 2019 that can be prepaid at par beginning October 1, 2018.  The Company currently intends to prepay this mortgage loan on October 1, 2018.

(4)

Includes a $550.0 million 6.08% mortgage loan with a maturity date of March 1, 2020 that can be prepaid at par beginning March 1, 2019.  The Company prepaid this mortgage loan on January 31, 2018 and incurred approximately $22.5 million in debt extinguishment costs/prepayment penalties.  Also includes a $500.0 million 5.78% mortgage loan with a maturity date of July 1, 2020 that can be prepaid at par beginning July 1, 2019.

See Note 8 in the Notes to Consolidated Financial Statements for additional discussion of the Company’s debt at December 31, 2017.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2017 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential

Capital Structure as of December 31, 2017

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$3,618,722	40.4%
Unsecured Debt			5,338,569	59.6%
Total Debt			8,957,291	100.0%	26.9%
Common Shares (includes Restricted Shares)	368,018,082	96.4%
Units (includes OP Units and Restricted Units)	13,768,438	3.6%
Total Shares and Units	381,786,520	100.0%
Common Share Price at December 31, 2017	$63.77
			24,346,526	99.8%
Perpetual Preferred Equity			37,280	0.2%
Total Equity			24,383,806	100.0%	73.1%
Total Market Capitalization			$33,341,097		100.0%

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2017 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership

Capital Structure as of December 31, 2017

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$3,618,722	40.4%
Unsecured Debt		5,338,569	59.6%
Total Debt		8,957,291	100.0%	26.9%
Total Outstanding Units	381,786,520
Common Share Price at December 31, 2017	$63.77
		24,346,526	99.8%
Perpetual Preference Units		37,280	0.2%
Total Equity		24,383,806	100.0%	73.1%
Total Market Capitalization		$33,341,097		100.0%

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).  EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR.  Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR.  The program currently has a maturity of June 2019.  EQR has the authority to issue 13.0 million shares but has not issued any shares under this program since September 2012.  Through February 16, 2018, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees.  The Company may repurchase up to 13.0 million Common Shares under this program.  No open market repurchases have occurred since 2008.  As of February 16, 2018, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

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

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings as well as EQR’s long-term preferred equity ratings, which all have a stable outlook, as of February 16, 2018 are as follows:

	Standard & Poor’s	Moody’s	Fitch
ERPOP’s long-term senior debt rating	A-	A3 (1)	A (1)
ERPOP’s short-term commercial paper rating	A-2	P-2	F-1 (1)
EQR’s long-term preferred equity rating	BBB	Baa1 (1)	BBB+ (1)

(1)

The long-term credit ratings listed above reflect the one-level upgrade by Moody’s effective July 17, 2017.  The credit ratings listed above reflect the one-level upgrade by Fitch effective November 29, 2017.

See Note 18 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to December 31, 2017.

Capitalization of Fixed Assets and Improvements to Real Estate

Our policy with respect to capital expenditures is generally to capitalize expenditures that improve the value of the property or extend the useful life of the component asset of the property.  We track improvements to real estate in three major categories and several subcategories:

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

The third major category is renovations, which primarily consists of expenditures for kitchens and baths designed to reposition the apartment units/properties for higher rental levels in their respective markets.  All renovation expenditures are depreciated over a ten-year estimated useful life.

For the year ended December 31, 2017, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Year Ended December 31, 2017

	Same Stores Properties (5)	Non-Same Store Properties/Other (6)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units (1)	70,117	7,549	77,666

Building Improvements (2)	$114,162	$3,966	$118,128	$1,628
Renovation Expenditures (3)	44,418	888	45,306	634
Replacements (4)	38,560	613	39,173	550
Total Capital Expenditures	$197,140	$5,467	$202,607	$2,812

(1)	Total Apartment Units – Excludes 945 unconsolidated apartment units for which capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.
(2)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(3)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 3,371 same store apartment units approximated $13,200 per apartment unit renovated.

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

For the year ended December 31, 2016, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

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
(2)

Replacements – Includes new expenditures inside the apartment units such as appliances, mechanical equipment, fixtures and flooring, including carpeting.  Replacements for same store properties also include $47.0 million spent during 2016 on apartment unit renovations (primarily kitchens and baths) on approximately 4,200 same store apartment units (equating to approximately $11,200 per apartment unit renovated) designed to reposition these units for higher rental levels in their respective markets.

(3)

Building Improvements – Includes roof replacement, paving, amenities and common areas, building mechanical equipment systems, exterior painting and siding, major landscaping, vehicles and office and maintenance equipment.

(4)	Same Store Properties – Primarily includes all properties acquired or completed and stabilized prior to January 1, 2015, less properties subsequently sold.
(5)

Non-Same Store Properties – Primarily includes all properties acquired during 2015 and 2016, plus any properties in lease-up and not stabilized as of January 1, 2015.  Per apartment unit amounts are based on a weighted average of 5,279 apartment units.

(6)	Other – Primarily includes expenditures for properties sold and properties under development.

The Company estimates that during 2018 it will spend approximately $2,900 per same store apartment unit or $210.0 million of total capital expenditures to real estate.  During 2018, the Company expects to spend approximately $60.0 million for apartment unit renovation expenditures on approximately 4,500 same store apartment units at an average cost of approximately $13,300 per apartment unit renovated.  The anticipated total capital expenditures to real estate amounts represent approximately the same percentage of same store revenues, but an increase in the cost per unit and in the absolute dollar amounts over 2017.  The Company plans to continue the elevated capital expenditures for investment in customer-facing building improvements (leasing offices, fitness centers, common areas, etc.) to enhance the quality of our properties and to protect our competitive position given the new luxury supply opening in many of our markets.  We also expect to maintain our elevated spending on sustainability projects and renovation expenditures during 2018.  The above assumptions are based on current expectations and are forward-looking.

During the year ended December 31, 2017, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $1.5 million.  The Company expects to fund approximately $6.6 million in total non-real estate capital additions in 2018.  These anticipated fundings represent an increase over 2017, which is primarily driven by anticipated hardware and software upgrades to various existing systems during 2018.  The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2017.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has various unconsolidated interests in certain joint ventures.  The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its consolidated operating and/or other activities.  See also Notes 2 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.  See also Note 16 in the Notes to Consolidated Financial Statements for discussion regarding the Company’s development projects.

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2017:

Payments Due by Year (in thousands)
Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Unamortized Cost/Discounts	Total
Debt:
Principal (a)	$446,969	$975,334	$1,678,992	$927,806	$265,741	$4,776,232	$(113,783)	$8,957,291
Interest (b)	351,717	320,525	251,656	214,538	175,055	1,677,696	—	2,991,187
Operating Leases:
Minimum Rent Payments (c)	16,506	16,366	15,963	15,743	13,406	878,935	—	956,919
Other Long-Term Liabilities:
Deferred Compensation (d)	1,390	1,135	1,086	1,086	1,086	4,016	—	9,799
Total	$816,582	$1,313,360	$1,947,697	$1,159,173	$455,288	$7,336,879	$(113,783)	$12,915,196

(a)	Amounts include aggregate principal payments only.
(b)

Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2017 and inclusive of capitalized interest.  For floating rate debt, the current rate in effect for the most recent payment through December 31, 2017 is assumed to be in effect through the respective maturity date of each instrument.

(c)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for 12 properties.
(d)	Estimated payments to the Company’s Chairman, Vice Chairman and one former CEO based on actual and estimated retirement dates.

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

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.  These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2017 and are materially consistent with the year ended December 31, 2016.

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

Acquisition of Investment Properties

The Company allocates the purchase price of properties that meet the definition of an asset acquisition to net tangible and identified intangible assets acquired based on their relative fair values.  In making estimates of relative fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data.  The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets acquired.

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

Depreciation of Investment in Real Estate

The Company depreciates the building component of its investment in real estate over a 30-year estimated useful life, building improvements over a 5-year to 15-year estimated useful life, both the furniture, fixtures and equipment and replacement components over a 5-year to 10-year estimated useful life and the renovations component over a 10-year estimated useful life, all of which are judgmental determinations.

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

During the years ended December 31, 2017, 2016 and 2015, the Company capitalized $14.7 million, $18.7 million and $22.3 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for each of the five years ended December 31, 2017:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015	2014	2013
Net income	$628,381	$4,480,104	$908,018	$658,683	$1,905,353
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,323)	(16,430)	(3,657)	(2,544)	538
Preferred distributions	(3,091)	(3,091)	(3,357)	(4,145)	(4,145)
Premium on redemption of Preferred Shares/Preference Units	—	—	(3,486)	—	—
Net income available to Common Shares and Units / Units	622,967	4,460,583	897,518	651,994	1,901,746
Adjustments:
Depreciation	743,749	705,649	765,895	758,861	978,973
Depreciation – Non-real estate additions	(5,023)	(5,224)	(4,981)	(4,643)	(4,806)
Depreciation – Partially Owned Properties	(4,526)	(3,805)	(4,332)	(4,285)	(6,499)
Depreciation – Unconsolidated Properties	4,577	4,745	4,920	6,754	3,661
Net (gain) loss on sales of unconsolidated entities – operating assets	(73)	(8,841)	(100)	(4,902)	(7)
Net (gain) loss on sales of real estate properties	(157,057)	(4,044,055)	(335,134)	(212,685)	—
Noncontrolling Interests share of gain (loss) on sales of real estate properties	290	14,521	—	—	—
Discontinued operations:
Depreciation	—	—	—	—	34,380
Net (gain) loss on sales of discontinued operations	—	(43)	—	(179)	(2,036,505)
Net incremental gain (loss) on sales of condominium units	—	—	—	—	8
Gain (loss) on sale of Equity Corporate Housing (ECH)	—	—	—	—	1,470
FFO available to Common Shares and Units / Units (1) (3) (4)	1,204,904	1,123,530	1,323,786	1,190,915	872,421
Adjustments:
Asset impairment and valuation allowances	1,693	—	—	—	—
Write-off of pursuit costs	3,106	4,092	3,208	3,607	5,184
Debt extinguishment (gains) losses, including prepayment penalties, preferred share redemptions and non-cash convertible debt discounts	11,789	121,694	5,704	(1,110)	121,730
(Gains) losses on sales of non-operating assets, net of income and tax expense (benefit)	(18,884)	(73,301)	(18,805)	2,421	36,096
Other miscellaneous items	(3,371)	3,635	3,909	613	21,642
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,199,237	$1,179,650	$1,317,802	$1,196,446	$1,057,073

FFO (1) (3)	$1,207,995	$1,126,621	$1,330,629	$1,195,060	$876,566
Preferred/preference distributions	(3,091)	(3,091)	(3,357)	(4,145)	(4,145)
Premium on redemption of Preferred Shares/Preference Units	—	—	(3,486)	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$1,204,904	$1,123,530	$1,323,786	$1,190,915	$872,421

Normalized FFO (2) (3)	$1,202,328	$1,182,741	$1,321,159	$1,200,591	$1,061,218
Preferred/preference distributions	(3,091)	(3,091)	(3,357)	(4,145)	(4,145)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,199,237	$1,179,650	$1,317,802	$1,196,446	$1,057,073

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to market risk for changes in interest rates primarily relates to the refinancing of its long-term debt and floating interest rate instruments that include its unsecured revolving credit facility, commercial paper program, floating rate tax-exempt debt and fair value hedges that convert fixed rate debt to floating rate debt.  These exposures to interest rates are primarily driven by changes in long-term U.S. Treasury rates for refinancing activity, changes in short-term LIBOR borrowing rates and the SIFMA index for floating rate debt and changes in commercial paper market conditions.  The Company evaluates various factors including its total debt, the current and future anticipated economic environment and other factors to manage this risk.  We generally hedge a portion of future long-term debt issuances and target a level of floating rate debt of 20% or less depending upon market conditions.  To the extent the Company carries substantial cash balances, this will tend to partially counterbalance any changes in interest rates.

The Company also utilizes certain derivative financial instruments to manage market risk.  Derivatives are used to convert floating rate debt to a fixed rate basis or vice versa as well as to partially lock in rates on future debt issuances.  Derivatives are used for hedging purposes rather than speculation.  The Company does not enter into financial instruments for trading purposes.  See also Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates.  The fair value of the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) were approximately $3.6 billion and $5.6 billion, respectively, at December 31, 2017.

At December 31, 2017,  the Company had total outstanding floating rate debt of approximately $1.4 billion, or 15.4% of total debt, net of the effects of any derivative instruments.  If market rates of interest on all of the floating rate debt permanently increased by 16 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $2.2 million.  If market rates of interest on all of the floating rate debt permanently decreased by 16 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $2.2 million.

At December 31, 2017, the Company had total outstanding fixed rate debt of approximately $7.6 billion, or 84.6% of total debt, net of the effects of any derivative instruments.  If market rates of interest permanently increased by 47 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $6.9 billion.  If market rates of interest permanently decreased by 47 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $8.5 billion.

At December 31, 2017, the Company’s derivative instruments had a net asset fair value of approximately $3.5 million.  If market rates of interest permanently increased by 24 basis points (a 10% increase from the Company’s existing weighted average interest rates), the net asset fair value of the Company’s derivative instruments would be approximately $7.7 million.  If market rates of interest permanently decreased by 24 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the net liability fair value of the Company’s derivative instruments would be approximately $0.7 million.

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

None.

Item 9A.  Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2017, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2017.  Our internal control over financial reporting has been audited as of December 31, 2017 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2017, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b) Management’s Report on Internal Control over Financial Reporting:

ERP Operating Limited Partnership’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act.  Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer of EQR, management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Based on the Operating Partnership’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2017.  Our internal control over financial reporting has been audited as of December 31, 2017 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accounting Fees and Services.

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, Equity Residential’s Proxy Statement, which the Company intends to file no later than 120 days after the end of its fiscal year ended December 31, 2017, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 96.4% owner of ERP Operating Limited Partnership.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a) The following documents are filed as part of this Report:

(1)	Financial Statements: See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K.
(2)	Exhibits: See the Exhibit Index.
(3)	Financial Statement Schedules: See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K.

Item 16.  Form 10-K Summary.

None.

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

Exhibit	Description	Location
3.1	Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to Equity Residential’s Form 10-K for the year ended December 31, 2004.

3.2	Eighth Amended and Restated Bylaws of Equity Residential, effective as of October 1, 2015.	Included as Exhibit 3.1 to Equity Residential’s Form 8-K dated and filed on October 1, 2015.

3.3	First Amendment to Eighth Amended and Restated Bylaws of Equity Residential, dated November 20, 2017.	Included as Exhibit 3.1 to Equity Residential’s Form 8-K dated and filed on November 20, 2017.

3.4	Sixth Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership dated as of March 12, 2009.	Included as Exhibit 10.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 8-K dated March 12, 2009, filed on March 18, 2009.

4.1	Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to ERP Operating Limited Partnership’s Form S-3 filed on October 7, 1994. **

4.2	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.

4.3	Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.

4.4	Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.5	Fourth Supplemental Indenture to Indenture, dated as of December 12, 2011.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K dated December 7, 2011, filed on December 9, 2011.

4.6	Fifth Supplemental Indenture to Indenture, dated as of February 1, 2016.	Included as Exhibit 4.6 to Equity Residential’s and ERP Operating Limited Partnership’s Form 10-K for the year ended December 31, 2015.

4.7	Form of 2.375% Note due July 1, 2019.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated June 16, 2014, filed on June 18, 2014.

4.8	Form of 4.75% Note due July 15, 2020.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated July 12, 2010, filed on July 15, 2010.

4.9	Form of 4.625% Note due December 15, 2021.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated December 7, 2011, filed on December 9, 2011.

4.10	Form of 3.00% Note due April 15, 2023.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated April 3, 2013, filed on April 8, 2013.

4.11	Form of 3.375% Note due June 1, 2025.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.12	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on August 13, 1996.

4.13	Form of 2.850% Note due November 1, 2026.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated October 4, 2016, filed on October 7, 2016.

4.14	Form of 3.250% Note due August 1, 2027.	Included as Exhibit 4.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 8-K dated July 31, 2017, filed on August 2, 2017.

4.15	Form of 4.500% Note due July 1, 2044.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K dated June 16, 2014, filed on June 18, 2014.

4.16	Form of 4.500% Note due June 1, 2045.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.17	Form of 4.000% Note due August 1, 2047.	Included as Exhibit 4.2 to Equity Residential’s and ERP Operating Limited Partnership’s Form 8-K dated July 31, 2017, filed on August 2, 2017.

Exhibit		Description	Location

10.1	*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158. **

10.2	*	Noncompetition Agreement (Spector).	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158. **

10.3	*	Form of Noncompetition Agreement (other officers).	Included as an exhibit to Equity Residential’s Form S-11 Registration Statement, File No. 33-63158. **

10.4

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

Included as Exhibit 10.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 8-K dated and filed November 3, 2016.

10.5		Guaranty of Payment made as of November 3, 2016 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Credit Agreement.	Included as Exhibit 10.2 to Equity Residential’s and ERP Operating Limited Partnership’s Form 8-K dated and filed November 3, 2016.

10.6		Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential’s Form 10-K for the year ended December 31, 1999.

10.7	*	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 8-K dated June 16, 2011, filed on June 22, 2011.

10.8	*	First Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 10-Q for the quarterly period ended June 30, 2012.

10.9	*	Second Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 10-Q for the quarterly period ended September 30, 2013.

10.10	*	Third Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 10-Q for the quarterly period ended March 31, 2014.

10.11	*	Fourth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 10-Q for the quarterly period ended September 30, 2014.

10.12	*	Fifth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 10-Q for the quarterly period ended June 30, 2016.

10.13	*	Sixth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.18 to Equity Residential’s and ERP Operating Limited Partnership’s Form 10-K for the year ended December 31, 2016.

10.14	*	Seventh Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 10-Q for the quarterly period ended September 30, 2017.

10.15	*	Equity Residential Second Restated 2002 Share Incentive Plan dated December 10, 2008.	Included as Exhibit 10.15 to Equity Residential’s Form 10-K for the year ended December 31, 2008.

10.16	*	First Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for the quarterly period ended September 30, 2010.

10.17	*	Second Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.3 to Equity Residential’s Form 10-Q for the quarterly period ended June 30, 2011.

10.18	*	Third Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential’s and ERP Operating Limited Partnership’s Form 10-Q for the quarterly period ended June 30, 2012.

Exhibit		Description	Location
10.19	*	Fourth Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential’s and ERP Operating Limited Partnership’s Form 10-Q for the quarterly period ended September 30, 2013.

10.20	*	Form of 2015 Performance Award Agreement.	Included as Exhibit 10.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 10-Q for the quarterly period ended March 31, 2015.

10.21	*	Form of Change in Control/Severance Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to Equity Residential’s Form 10-K for the year ended December 31, 2001.

10.22	*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential’s Form 10-Q for the quarterly period ended March 31, 2009.

10.23	*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential’s Form 10-K for the year ended December 31, 2003.

10.24	*	Form of Letter Agreement between Equity Residential and each of David J. Neithercut, Alan W. George and Bruce C. Strohm.	Included as Exhibit 10.3 to Equity Residential’s Form 10-Q for the quarterly period ended September 30, 2008.

10.25	*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential’s Form 10-K for the year ended December 31, 2006.

10.26	*	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential’s Form 10-K for the year ended December 31, 2001.

10.27	*	Age 62 Retirement Agreement, dated June 21, 2017, by and between Equity Residential and Bruce C. Strohm.	Included as Exhibit 10.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 10-Q for the quarterly period ended June 30, 2017.

10.28	*	Amended and Restated Deferred Compensation Agreement between the Company and Gerald A. Spector dated January 1, 2002.	Included as Exhibit 10.17 to Equity Residential’s Form 10-K for the year ended December 31, 2001.

10.29	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective July 1, 2014.	Included as Exhibit 10.2 to Equity Residential’s and ERP Operating Limited Partnership’s Form 10-Q for the quarterly period ended September 30, 2014.

10.30	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective April 1, 2017.	Included as Exhibit 10.2 to Equity Residential’s and ERP Operating Limited Partnership’s Form 10-Q for the quarterly period ended June 30, 2017.

10.31	*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential’s Form 10-Q for the quarterly period ended March 31, 2008.

10.32

Distribution Agreement, dated June 29, 2016, among the Company, the Operating Partnership, J.P. Morgan Securities LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Mellon Capital Markets, LLC, Morgan Stanley & Co. LLC, Mitsubishi UFJ Securities (USA), Inc., Scotia Capital (USA) Inc. and UBS Securities LLC.

Included as Exhibit 1.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 8-K dated and filed on June 29, 2016.

10.33		Archstone Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.3 to Equity Residential’s and ERP Operating Limited Partnership’s Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.34		Archstone Parallel Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.4 to Equity Residential’s and ERP Operating Limited Partnership’s Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.35		Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement.	Included as Exhibit 10.5 to Equity Residential’s and ERP Operating Limited Partnership’s Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.36		Legacy Holdings JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.6 to Equity Residential’s and ERP Operating Limited Partnership’s Form 8-K dated February 27, 2013, filed on February 28, 2013.

12		Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

Exhibit	Description	Location
21	List of Subsidiaries of Equity Residential and ERP Operating Limited Partnership.	Attached herein.

23.1	Consent of Ernst & Young LLP - Equity Residential.	Attached herein.

23.2	Consent of Ernst & Young LLP - ERP Operating Limited Partnership.	Attached herein.

24	Power of Attorney.	See the signature page to this report.

31.1	Equity Residential - Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential - Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership - Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership - Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

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

Attached herein.

101

XBRL (Extensible Business Reporting Language).  The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statements of changes in equity (Equity Residential), (v) consolidated statements of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.

Attached herein.

*Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.

**Filed on paper – hyperlink is not required pursuant to Rule 105 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

By:	/s/ David J. Neithercut
David J. Neithercut President and Chief Executive Officer (Principal Executive Officer)

Date:	February 22, 2018

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

By:	/s/ David J. Neithercut
David J. Neithercut President and Chief Executive Officer (Principal Executive Officer)

Date:	February 22, 2018

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY

KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints David J. Neithercut, Mark J. Parrell and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2017, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ David J. Neithercut	President, Chief Executive Officer and Trustee	February 22, 2018
David J. Neithercut	(Principal Executive Officer)

/s/ Mark J. Parrell	Executive Vice President and Chief Financial Officer	February 22, 2018
Mark J. Parrell	(Principal Financial Officer)

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 22, 2018
Ian S. Kaufman	(Principal Accounting Officer)

/s/ John W. Alexander	Trustee	February 22, 2018
John W. Alexander

/s/ Charles L. Atwood	Trustee	February 22, 2018
Charles L. Atwood

/s/ Linda Walker Bynoe	Trustee	February 22, 2018
Linda Walker Bynoe

/s/ Connie K. Duckworth	Trustee	February 22, 2018
Connie K. Duckworth

/s/ Mary Kay Haben	Trustee	February 22, 2018
Mary Kay Haben

/s/ Bradley A. Keywell	Trustee	February 22, 2018
Bradley A. Keywell

/s/ John E. Neal	Trustee	February 22, 2018
John E. Neal

/s/ Mark S. Shapiro	Trustee	February 22, 2018
Mark S. Shapiro

/s/ Stephen E. Sterrett	Trustee	February 22, 2018
Stephen E. Sterrett

/s/ Gerald A. Spector	Vice Chairman of the Board of Trustees	February 22, 2018
Gerald A. Spector

/s/ Samuel Zell	Chairman of the Board of Trustees	February 22, 2018
Samuel Zell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

PAGE

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm on the Financial Statements (Equity Residential)	F-2

Report of Independent Registered Public Accounting Firm on the Financial Statements (ERP Operating Limited Partnership)	F-3

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Equity Residential)	F-4

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (ERP Operating Limited Partnership)	F-5

Financial Statements of Equity Residential:

Consolidated Balance Sheets as of December 31, 2017 and 2016	F-6

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	F-7 to F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	F-9 to F-12

Consolidated Statements of Changes in Equity for the years ended December 31, 2017, 2016 and 2015	F-13 to F-14

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of December 31, 2017 and 2016	F-15

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2017, 2016 and 2015	F-16 to F-17

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015	F-18 to F-21

Consolidated Statements of Changes in Capital for the years ended December 31, 2017, 2016 and 2015	F-22 to F-23

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	F-24 to F-62

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation of Equity Residential and ERP Operating Limited Partnership	S-1 to S-11

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders

Equity Residential

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Equity Residential (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
We have served as the Company’s auditor since 1996.
Chicago, Illinois
February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ERP Operating Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the Operating Partnership) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2017 and 2016 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Operating Partnership’s management.  Our responsibility is to express an opinion on the Operating Partnership’s financial statements based on our audits.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.  Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
We have served as the Operating Partnership’s auditor since 1996.
Chicago, Illinois
February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Trustees and Shareholders

Equity Residential

Opinion on Internal Control over Financial Reporting

We have audited Equity Residential’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Equity Residential (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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
February 22, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ERP Operating Limited Partnership

Opinion on Internal Control over Financial Reporting

We have audited ERP Operating Limited Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ERP Operating Limited Partnership (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Operating Partnership’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Operating Partnership’s internal control over financial reporting based on our audit.  We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Operating Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and trustees of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 22, 2018

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

	December 31,	December 31,
	2017	2016
ASSETS
Investment in real estate
Land	$5,996,024	$5,899,862
Depreciable property	19,768,362	18,730,579
Projects under development	163,547	637,168
Land held for development	98,963	118,816
Investment in real estate	26,026,896	25,386,425
Accumulated depreciation	(6,040,378)	(5,360,389)
Investment in real estate, net	19,986,518	20,026,036
Cash and cash equivalents	50,647	77,207
Investments in unconsolidated entities	58,254	60,141
Restricted deposits	50,115	141,881
Other assets	425,065	398,883
Total assets	$20,570,599	$20,704,148

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$3,618,722	$4,119,181
Notes, net	5,038,812	4,848,079
Line of credit and commercial paper	299,757	19,998
Accounts payable and accrued expenses	114,766	147,482
Accrued interest payable	58,035	60,946
Other liabilities	341,852	350,466
Security deposits	65,009	62,624
Distributions payable	192,828	192,296
Total liabilities	9,729,781	9,801,072

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	366,955	442,092
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of December 31, 2017 and December 31, 2016	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 368,018,082 shares issued and outstanding as of December 31, 2017 and 365,870,924 shares issued and outstanding as of December 31, 2016	3,680	3,659
Paid in capital	8,886,586	8,758,422
Retained earnings	1,403,530	1,543,626
Accumulated other comprehensive income (loss)	(88,612)	(113,909)
Total shareholders’ equity	10,242,464	10,229,078
Noncontrolling Interests:
Operating Partnership	226,691	221,297
Partially Owned Properties	4,708	10,609
Total Noncontrolling Interests	231,399	231,906
Total equity	10,473,863	10,460,984
Total liabilities and equity	$20,570,599	$20,704,148

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

	Year Ended December 31,
	2017	2016	2015
REVENUES
Rental income	$2,470,689	$2,422,233	$2,736,578
Fee and asset management	717	3,567	8,387
Total revenues	2,471,406	2,425,800	2,744,965
EXPENSES
Property and maintenance	405,281	406,823	479,160
Real estate taxes and insurance	335,495	317,387	339,802
Property management	85,493	82,015	86,206
General and administrative	52,224	57,840	64,664
Depreciation	743,749	705,649	765,895
Impairment	1,693	—	—
Total expenses	1,623,935	1,569,714	1,735,727

Operating income	847,471	856,086	1,009,238

Interest and other income	6,136	65,773	7,372
Other expenses	(5,186)	(10,368)	(2,942)
Interest:
Expense incurred, net	(383,890)	(482,246)	(444,487)
Amortization of deferred financing costs	(8,526)	(12,633)	(10,801)
Income before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	456,005	416,612	558,380
Income and other tax (expense) benefit	(478)	(1,613)	(917)
Income (loss) from investments in unconsolidated entities	(3,370)	4,801	15,025
Net gain (loss) on sales of real estate properties	157,057	4,044,055	335,134
Net gain (loss) on sales of land parcels	19,167	15,731	(1)
Income from continuing operations	628,381	4,479,586	907,621
Discontinued operations, net	—	518	397
Net income	628,381	4,480,104	908,018
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(22,604)	(171,511)	(34,241)
Partially Owned Properties	(2,323)	(16,430)	(3,657)
Net income attributable to controlling interests	603,454	4,292,163	870,120
Preferred distributions	(3,091)	(3,091)	(3,357)
Premium on redemption of Preferred Shares	—	—	(3,486)
Net income available to Common Shares	$600,363	$4,289,072	$863,277
Earnings per share – basic:
Income from continuing operations available to Common Shares	$1.64	$11.75	$2.37
Net income available to Common Shares	$1.64	$11.75	$2.37
Weighted average Common Shares outstanding	366,968	365,002	363,498
Earnings per share – diluted:
Income from continuing operations available to Common Shares	$1.63	$11.68	$2.36
Net income available to Common Shares	$1.63	$11.68	$2.36
Weighted average Common Shares outstanding	382,678	381,992	380,620

Distributions declared per Common Share outstanding	$2.015	$13.015	$2.21

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2017	2016	2015
Comprehensive income:
Net income	$628,381	$4,480,104	$908,018
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	6,439	(3,915)	2,219
Losses reclassified into earnings from other comprehensive income	18,858	41,758	18,244
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the year	—	264	(327)
Other comprehensive income (loss)	25,297	38,107	20,136
Comprehensive income	653,678	4,518,211	928,154
Comprehensive (income) attributable to Noncontrolling Interests	(25,845)	(189,411)	(38,668)
Comprehensive income attributable to controlling interests	$627,833	$4,328,800	$889,486

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$628,381	$4,480,104	$908,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	743,749	705,649	765,895
Amortization of deferred financing costs	8,526	12,633	10,801
Amortization of above/below market lease intangibles	3,828	3,426	3,382
Amortization of discounts and premiums on debt	3,536	(17,986)	(10,569)
Amortization of deferred settlements on derivative instruments	18,847	41,680	18,075
Impairment	1,693	—	—
Write-off of pursuit costs	3,106	4,092	2,878
(Income) loss from investments in unconsolidated entities	3,370	(4,801)	(15,025)
Distributions from unconsolidated entities – return on capital	2,632	2,863	4,741
Net (gain) loss on sales of investment securities and other investments	—	(58,409)	(526)
Net (gain) loss on sales of real estate properties	(157,057)	(4,044,055)	(335,134)
Net (gain) loss on sales of land parcels	(19,167)	(15,731)	1
Net (gain) loss on sales of discontinued operations	—	(43)	—
Net (gain) loss on debt extinguishment	12,258	114,666	—
Realized/unrealized (gain) loss on derivative instruments	—	74	3,055
Compensation paid with Company Common Shares	24,997	30,530	34,607
Changes in assets and liabilities:
(Increase) decrease in other assets	(449)	31,147	(41,803)
Increase (decrease) in accounts payable and accrued expenses	11,532	(6,061)	(1,667)
Increase (decrease) in accrued interest payable	(2,911)	(24,275)	(4,319)
Increase (decrease) in other liabilities	(23,468)	(26,422)	12,269
Increase (decrease) in security deposits	2,385	(14,958)	1,949
Net cash provided by operating activities	1,265,788	1,214,123	1,356,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(466,394)	(205,880)	(331,336)
Investment in real estate – development/other	(276,382)	(566,825)	(653,897)
Capital expenditures to real estate	(202,607)	(172,177)	(182,113)
Non-real estate capital additions	(1,506)	(5,731)	(3,991)
Interest capitalized for real estate under development	(26,290)	(51,451)	(59,885)
Proceeds from disposition of real estate, net	384,583	6,824,659	504,748
Investments in unconsolidated entities	(6,034)	(5,266)	(23,019)
Distributions from unconsolidated entities – return of capital	334	13,798	51,144
Proceeds from sale of investment securities and other investments	—	72,815	2,535
Net cash provided by (used for) investing activities	(594,296)	5,903,942	(695,814)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,289)	$(13,305)	$(6,425)
Mortgage notes payable, net:
Lump sum payoffs	(493,420)	(583,122)	(359,244)
Scheduled principal repayments	(10,704)	(8,544)	(9,275)
Net gain (loss) on debt extinguishment	(12,258)	(31,732)	—
Notes, net:
Proceeds	692,466	496,705	746,391
Lump sum payoffs	(497,975)	(1,500,000)	(300,000)
Net gain (loss) on debt extinguishment	—	(82,934)	—
Line of credit and commercial paper:
Line of credit proceeds	1,845,000	426,000	3,770,000
Line of credit repayments	(1,845,000)	(426,000)	(4,103,000)
Commercial paper proceeds	5,066,509	1,760,194	3,932,304
Commercial paper repayments	(4,786,750)	(2,127,472)	(3,545,028)
Proceeds from (payments on) settlement of derivative instruments	1,295	(4,662)	(13,938)
Proceeds from Employee Share Purchase Plan (ESPP)	3,744	3,686	4,404
Proceeds from exercise of options	31,596	35,833	59,508
Redemption of Preferred Shares	—	—	(12,720)
Premium on redemption of Preferred Shares	—	—	(3,486)
Payment of offering costs	(51)	(314)	(79)
Other financing activities, net	(63)	(49)	(49)
Contributions – Noncontrolling Interests – Partially Owned Properties	125	—	—
Contributions – Noncontrolling Interests – Operating Partnership	—	1	3
Distributions:
Common Shares	(739,375)	(4,771,725)	(784,748)
Preferred Shares	(3,091)	(2,318)	(3,357)
Noncontrolling Interests – Operating Partnership	(27,291)	(188,115)	(30,869)
Noncontrolling Interests – Partially Owned Properties	(8,286)	(36,219)	(6,559)
Net cash provided by (used for) financing activities	(789,818)	(7,054,092)	(666,167)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(118,326)	63,973	(5,353)
Cash and cash equivalents and restricted deposits, beginning of year	219,088	155,115	160,468
Cash and cash equivalents and restricted deposits, end of year	$100,762	$219,088	$155,115

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$50,647	$77,207	$42,276
Restricted deposits	50,115	141,881	112,839
Total cash and cash equivalents and restricted deposits, end of year	$100,762	$219,088	$155,115

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$360,273	$482,152	$436,748
Net cash paid for income and other taxes	$640	$1,494	$1,264
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$43,400	$—
Amortization of deferred financing costs:
Other assets	$2,412	$3,366	$3,054
Mortgage notes payable, net	$2,493	$3,978	$3,589
Notes, net	$3,621	$5,289	$4,158
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,172	$(21,158)	$(13,126)
Notes, net	$2,364	$3,172	$2,557
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(11)	$(78)	$(169)
Accumulated other comprehensive income	$18,858	$41,758	$18,244
Write-off of pursuit costs:
Investment in real estate, net	$2,965	$3,586	$2,804
Other assets	$17	$402	$74
Accounts payable and accrued expenses	$124	$104	$—
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,955	$(6,327)	$(17,340)
Other liabilities	$1,415	$1,526	$2,315
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$2,632	$2,863	$4,606
Other liabilities	$—	$—	$135
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(4,582)	$1,798	$(3,573)
Notes, net	$(3,454)	$(1,798)	$2,058
Other liabilities	$1,597	$3,989	$2,351
Accumulated other comprehensive income	$6,439	$(3,915)	$2,219
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(3,034)	$(2,326)	$(1,404)
Other liabilities	$(3,000)	$(2,940)	$(21,615)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL INFORMATION (continued):
Distributions from unconsolidated entities - return of capital:
Investments in unconsolidated entities	$334	$14,014	$51,144
Other assets	$—	$(216)	$—
Debt financing costs:
Other assets	$—	$(8,553)	$—
Mortgage notes payable, net	$—	$(507)	$(35)
Notes, net	$(6,289)	$(4,245)	$(6,390)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$1,295	$—	$1,848
Other liabilities	$—	$(4,662)	$(15,786)
Other:
Foreign currency translation adjustments	$—	$(264)	$327

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$37,280	$37,280	$50,000
Partial redemption of 8.29% Series K Cumulative Redeemable	—	—	(12,720)
Balance, end of year	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,659	$3,648	$3,629
Conversion of OP Units into Common Shares	11	1	2
Exercise of share options	8	8	14
Employee Share Purchase Plan (ESPP)	1	1	1
Share-based employee compensation expense:
Restricted shares	1	1	2
Balance, end of year	$3,680	$3,659	$3,648
PAID IN CAPITAL
Balance, beginning of year	$8,758,422	$8,572,365	$8,536,340
Common Share Issuance:
Conversion of OP Units into Common Shares	15,889	3,725	4,964
Exercise of share options	31,588	35,825	59,494
Employee Share Purchase Plan (ESPP)	3,743	3,685	4,403
Conversion of restricted shares to restricted units	—	—	(70)
Share-based employee compensation expense:
Restricted shares	9,776	15,015	15,064
Share options	6,835	3,432	3,756
ESPP discount	747	650	884
Offering costs	(51)	(314)	(79)
Supplemental Executive Retirement Plan (SERP)	(594)	748	1,380
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	41,916	115,093	(64,378)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	18,315	8,198	10,607
Balance, end of year	$8,886,586	$8,758,422	$8,572,365
RETAINED EARNINGS
Balance, beginning of year	$1,543,626	$2,009,091	$1,950,639
Net income attributable to controlling interests	603,454	4,292,163	870,120
Common Share distributions	(740,459)	(4,754,537)	(804,825)
Preferred Share distributions	(3,091)	(3,091)	(3,357)
Premium on redemption of Preferred Shares – cash charge	—	—	(3,486)
Balance, end of year	$1,403,530	$1,543,626	$2,009,091
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(113,909)	$(152,016)	$(172,152)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	6,439	(3,915)	2,219
Losses reclassified into earnings from other comprehensive income	18,858	41,758	18,244
Accumulated other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the year	—	264	(327)
Balance, end of year	$(88,612)	$(113,909)	$(152,016)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$221,297	$221,379	$214,411
Issuance of restricted units to Noncontrolling Interests	—	1	3
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(15,900)	(3,726)	(4,966)
Conversion of restricted shares to restricted units	—	—	70
Equity compensation associated with Noncontrolling Interests	10,523	18,180	21,503
Net income attributable to Noncontrolling Interests	22,604	171,511	34,241
Distributions to Noncontrolling Interests	(26,739)	(187,448)	(31,604)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	33,221	9,598	(1,672)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(18,315)	(8,198)	(10,607)
Balance, end of year	$226,691	$221,297	$221,379
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$10,609	$4,608	$124,909
Net income attributable to Noncontrolling Interests	2,323	16,430	3,657
Contributions by Noncontrolling Interests	125	—	—
Distributions to Noncontrolling Interests	(8,349)	(36,268)	(6,608)
Deconsolidation of previously consolidated Noncontrolling Interests	—	—	(117,350)
Other	—	25,839	—
Balance, end of year	$4,708	$10,609	$4,608

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,	December 31,
	2017	2016
ASSETS
Investment in real estate
Land	$5,996,024	$5,899,862
Depreciable property	19,768,362	18,730,579
Projects under development	163,547	637,168
Land held for development	98,963	118,816
Investment in real estate	26,026,896	25,386,425
Accumulated depreciation	(6,040,378)	(5,360,389)
Investment in real estate, net	19,986,518	20,026,036
Cash and cash equivalents	50,647	77,207
Investments in unconsolidated entities	58,254	60,141
Restricted deposits	50,115	141,881
Other assets	425,065	398,883
Total assets	$20,570,599	$20,704,148

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$3,618,722	$4,119,181
Notes, net	5,038,812	4,848,079
Line of credit and commercial paper	299,757	19,998
Accounts payable and accrued expenses	114,766	147,482
Accrued interest payable	58,035	60,946
Other liabilities	341,852	350,466
Security deposits	65,009	62,624
Distributions payable	192,828	192,296
Total liabilities	9,729,781	9,801,072

Commitments and contingencies

Redeemable Limited Partners	366,955	442,092
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,293,796	10,305,707
Limited Partners	226,691	221,297
Accumulated other comprehensive income (loss)	(88,612)	(113,909)
Total partners’ capital	10,469,155	10,450,375
Noncontrolling Interests – Partially Owned Properties	4,708	10,609
Total capital	10,473,863	10,460,984
Total liabilities and capital	$20,570,599	$20,704,148

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2017	2016	2015
REVENUES
Rental income	$2,470,689	$2,422,233	$2,736,578
Fee and asset management	717	3,567	8,387
Total revenues	2,471,406	2,425,800	2,744,965
EXPENSES
Property and maintenance	405,281	406,823	479,160
Real estate taxes and insurance	335,495	317,387	339,802
Property management	85,493	82,015	86,206
General and administrative	52,224	57,840	64,664
Depreciation	743,749	705,649	765,895
Impairment	1,693	—	—
Total expenses	1,623,935	1,569,714	1,735,727

Operating income	847,471	856,086	1,009,238

Interest and other income	6,136	65,773	7,372
Other expenses	(5,186)	(10,368)	(2,942)
Interest:
Expense incurred, net	(383,890)	(482,246)	(444,487)
Amortization of deferred financing costs	(8,526)	(12,633)	(10,801)
Income before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	456,005	416,612	558,380
Income and other tax (expense) benefit	(478)	(1,613)	(917)
Income (loss) from investments in unconsolidated entities	(3,370)	4,801	15,025
Net gain (loss) on sales of real estate properties	157,057	4,044,055	335,134
Net gain (loss) on sales of land parcels	19,167	15,731	(1)
Income from continuing operations	628,381	4,479,586	907,621
Discontinued operations, net	—	518	397
Net income	628,381	4,480,104	908,018
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,323)	(16,430)	(3,657)
Net income attributable to controlling interests	$626,058	$4,463,674	$904,361
ALLOCATION OF NET INCOME:
Preference Units	$3,091	$3,091	$3,357
Premium on redemption of Preference Units	$—	$—	$3,486

General Partner	$600,363	$4,289,072	$863,277
Limited Partners	22,604	171,511	34,241
Net income available to Units	$622,967	$4,460,583	$897,518

Earnings per Unit – basic:
Income from continuing operations available to Units	$1.64	$11.75	$2.37
Net income available to Units	$1.64	$11.75	$2.37
Weighted average Units outstanding	379,869	378,829	377,074

Earnings per Unit – diluted:
Income from continuing operations available to Units	$1.63	$11.68	$2.36
Net income available to Units	$1.63	$11.68	$2.36
Weighted average Units outstanding	382,678	381,992	380,620

Distributions declared per Unit outstanding	$2.015	$13.015	$2.21

See accompanying notes

 ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2017	2016	2015
Comprehensive income:
Net income	$628,381	$4,480,104	$908,018
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	6,439	(3,915)	2,219
Losses reclassified into earnings from other comprehensive income	18,858	41,758	18,244
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the year	—	264	(327)
Other comprehensive income (loss)	25,297	38,107	20,136
Comprehensive income	653,678	4,518,211	928,154
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,323)	(16,430)	(3,657)
Comprehensive income attributable to controlling interests	$651,355	$4,501,781	$924,497

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$628,381	$4,480,104	$908,018
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	743,749	705,649	765,895
Amortization of deferred financing costs	8,526	12,633	10,801
Amortization of above/below market lease intangibles	3,828	3,426	3,382
Amortization of discounts and premiums on debt	3,536	(17,986)	(10,569)
Amortization of deferred settlements on derivative instruments	18,847	41,680	18,075
Impairment	1,693	—	—
Write-off of pursuit costs	3,106	4,092	2,878
(Income) loss from investments in unconsolidated entities	3,370	(4,801)	(15,025)
Distributions from unconsolidated entities – return on capital	2,632	2,863	4,741
Net (gain) loss on sales of investment securities and other investments	—	(58,409)	(526)
Net (gain) loss on sales of real estate properties	(157,057)	(4,044,055)	(335,134)
Net (gain) loss on sales of land parcels	(19,167)	(15,731)	1
Net (gain) loss on sales of discontinued operations	—	(43)	—
Net (gain) loss on debt extinguishment	12,258	114,666	—
Realized/unrealized (gain) loss on derivative instruments	—	74	3,055
Compensation paid with Company Common Shares	24,997	30,530	34,607
Changes in assets and liabilities:
(Increase) decrease in other assets	(449)	31,147	(41,803)
Increase (decrease) in accounts payable and accrued expenses	11,532	(6,061)	(1,667)
Increase (decrease) in accrued interest payable	(2,911)	(24,275)	(4,319)
Increase (decrease) in other liabilities	(23,468)	(26,422)	12,269
Increase (decrease) in security deposits	2,385	(14,958)	1,949
Net cash provided by operating activities	1,265,788	1,214,123	1,356,628
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(466,394)	(205,880)	(331,336)
Investment in real estate – development/other	(276,382)	(566,825)	(653,897)
Capital expenditures to real estate	(202,607)	(172,177)	(182,113)
Non-real estate capital additions	(1,506)	(5,731)	(3,991)
Interest capitalized for real estate under development	(26,290)	(51,451)	(59,885)
Proceeds from disposition of real estate, net	384,583	6,824,659	504,748
Investments in unconsolidated entities	(6,034)	(5,266)	(23,019)
Distributions from unconsolidated entities – return of capital	334	13,798	51,144
Proceeds from sale of investment securities and other investments	—	72,815	2,535
Net cash provided by (used for) investing activities	(594,296)	5,903,942	(695,814)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,289)	$(13,305)	$(6,425)
Mortgage notes payable, net:
Lump sum payoffs	(493,420)	(583,122)	(359,244)
Scheduled principal repayments	(10,704)	(8,544)	(9,275)
Net gain (loss) on debt extinguishment	(12,258)	(31,732)	—
Notes, net:
Proceeds	692,466	496,705	746,391
Lump sum payoffs	(497,975)	(1,500,000)	(300,000)
Net gain (loss) on debt extinguishment	—	(82,934)	—
Line of credit and commercial paper:
Line of credit proceeds	1,845,000	426,000	3,770,000
Line of credit repayments	(1,845,000)	(426,000)	(4,103,000)
Commercial paper proceeds	5,066,509	1,760,194	3,932,304
Commercial paper repayments	(4,786,750)	(2,127,472)	(3,545,028)
Proceeds from (payments on) settlement of derivative instruments	1,295	(4,662)	(13,938)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	3,744	3,686	4,404
Proceeds from exercise of EQR options	31,596	35,833	59,508
Redemption of Preference Units	—	—	(12,720)
Premium on redemption of Preference Units	—	—	(3,486)
Payment of offering costs	(51)	(314)	(79)
Other financing activities, net	(63)	(49)	(49)
Contributions – Noncontrolling Interests – Partially Owned Properties	125	—	—
Contributions – Limited Partners	—	1	3
Distributions:
OP Units – General Partner	(739,375)	(4,771,725)	(784,748)
Preference Units	(3,091)	(2,318)	(3,357)
OP Units – Limited Partners	(27,291)	(188,115)	(30,869)
Noncontrolling Interests – Partially Owned Properties	(8,286)	(36,219)	(6,559)
Net cash provided by (used for) financing activities	(789,818)	(7,054,092)	(666,167)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(118,326)	63,973	(5,353)
Cash and cash equivalents and restricted deposits, beginning of year	219,088	155,115	160,468
Cash and cash equivalents and restricted deposits, end of year	$100,762	$219,088	$155,115

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$50,647	$77,207	$42,276
Restricted deposits	50,115	141,881	112,839
Total cash and cash equivalents and restricted deposits, end of year	$100,762	$219,088	$155,115

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$360,273	$482,152	$436,748
Net cash paid for income and other taxes	$640	$1,494	$1,264
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$43,400	$—
Amortization of deferred financing costs:
Other assets	$2,412	$3,366	$3,054
Mortgage notes payable, net	$2,493	$3,978	$3,589
Notes, net	$3,621	$5,289	$4,158
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,172	$(21,158)	$(13,126)
Notes, net	$2,364	$3,172	$2,557
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(11)	$(78)	$(169)
Accumulated other comprehensive income	$18,858	$41,758	$18,244
Write-off of pursuit costs:
Investment in real estate, net	$2,965	$3,586	$2,804
Other assets	$17	$402	$74
Accounts payable and accrued expenses	$124	$104	$—
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,955	$(6,327)	$(17,340)
Other liabilities	$1,415	$1,526	$2,315
Distributions from unconsolidated entities – return on capital:
Investments in unconsolidated entities	$2,632	$2,863	$4,606
Other liabilities	$—	$—	$135
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(4,582)	$1,798	$(3,573)
Notes, net	$(3,454)	$(1,798)	$2,058
Other liabilities	$1,597	$3,989	$2,351
Accumulated other comprehensive income	$6,439	$(3,915)	$2,219
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(3,034)	$(2,326)	$(1,404)
Other liabilities	$(3,000)	$(2,940)	$(21,615)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
SUPPLEMENTAL INFORMATION (continued):
Distributions from unconsolidated entities - return of capital:
Investments in unconsolidated entities	$334	$14,014	$51,144
Other assets	$—	$(216)	$—
Debt financing costs:
Other assets	$—	$(8,553)	$—
Mortgage notes payable, net	$—	$(507)	$(35)
Notes, net	$(6,289)	$(4,245)	$(6,390)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$1,295	$—	$1,848
Other liabilities	$—	$(4,662)	$(15,786)
Other:
Foreign currency translation adjustments	$—	$(264)	$327

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$37,280	$37,280	$50,000
Partial redemption of 8.29% Series K Cumulative Redeemable	—	—	(12,720)
Balance, end of year	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of year	$10,305,707	$10,585,104	$10,490,608
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	15,900	3,726	4,966
Exercise of EQR share options	31,596	35,833	59,508
EQR’s Employee Share Purchase Plan (ESPP)	3,744	3,686	4,404
Conversion of EQR restricted shares to restricted units	—	—	(70)
Share-based employee compensation expense:
EQR restricted shares	9,777	15,016	15,066
EQR share options	6,835	3,432	3,756
EQR ESPP discount	747	650	884
Net income available to Units – General Partner	600,363	4,289,072	863,277
OP Units – General Partner distributions	(740,459)	(4,754,537)	(804,825)
Offering costs	(51)	(314)	(79)
Supplemental Executive Retirement Plan (SERP)	(594)	748	1,380
Change in market value of Redeemable Limited Partners	41,916	115,093	(64,378)
Adjustment for Limited Partners ownership in Operating Partnership	18,315	8,198	10,607
Balance, end of year	$10,293,796	$10,305,707	$10,585,104
LIMITED PARTNERS
Balance, beginning of year	$221,297	$221,379	$214,411
Issuance of restricted units to Limited Partners	—	1	3
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(15,900)	(3,726)	(4,966)
Conversion of EQR restricted shares to restricted units	—	—	70
Equity compensation associated with Units – Limited Partners	10,523	18,180	21,503
Net income available to Units – Limited Partners	22,604	171,511	34,241
Units – Limited Partners distributions	(26,739)	(187,448)	(31,604)
Change in carrying value of Redeemable Limited Partners	33,221	9,598	(1,672)
Adjustment for Limited Partners ownership in Operating Partnership	(18,315)	(8,198)	(10,607)
Balance, end of year	$226,691	$221,297	$221,379
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(113,909)	$(152,016)	$(172,152)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	6,439	(3,915)	2,219
Losses reclassified into earnings from other comprehensive income	18,858	41,758	18,244
Accumulated other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the year	—	264	(327)
Balance, end of year	$(88,612)	$(113,909)	$(152,016)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$10,609	$4,608	$124,909
Net income attributable to Noncontrolling Interests	2,323	16,430	3,657
Contributions by Noncontrolling Interests	125	—	—
Distributions to Noncontrolling Interests	(8,349)	(36,268)	(6,608)
Deconsolidation of previously consolidated Noncontrolling Interests	—	—	(117,350)
Other	—	25,839	—
Balance, end of year	$4,708	$10,609	$4,608

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

EQR is the general partner of, and as of December 31, 2017 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues public equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of December 31, 2017, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 305 properties located in 10 states and the District of Columbia consisting of 78,611 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	283	73,598
Master-Leased Properties – Consolidated	3	853
Partially Owned Properties – Consolidated	17	3,215
Partially Owned Properties – Unconsolidated	2	945
	305	78,611

The “Wholly Owned Properties” are accounted for under the consolidation method of accounting.  The “Master-Leased Properties – Consolidated” are wholly owned by the Company but the entire project is leased to a third party corporate housing provider.  These properties are consolidated and reflected as real estate assets while the master leases are accounted for as operating leases.  The “Partially Owned Properties – Consolidated” are controlled by the Company, but have partners with noncontrolling interests and are accounted for under the consolidation method of accounting and qualify as variable interest entities.  The “Partially Owned Properties – Unconsolidated” are controlled by the Company’s partners but the Company has noncontrolling interests and are accounted for under the equity method of accounting.

The Company maintains long-term ground leases for 14 operating properties.  The Company owns the building and improvements and leases the land underlying the improvements under long-term ground leases.  The expiration dates for these leases range from 2042 through 2113.  These properties are consolidated and reflected as real estate assets while the ground leases are accounted for as operating leases.

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

Real Estate Assets and Depreciation of Investment in Real Estate

Effective January 1, 2017 with the adoption of the new standard which clarified the definition of a business (discussed below in Recently Adopted Accounting Pronouncements), the Company expects that substantially all of its transactions will be accounted for as asset acquisitions.  In an asset acquisition, the Company is required to capitalize transaction costs and allocate the purchase price on a relative fair value basis.  For the year ended December 31, 2017, all acquisitions were considered asset acquisitions.

For asset acquisitions, the Company allocates the purchase price of the net tangible and identified intangible assets on a relative fair value basis.  In making estimates of relative fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired and existing comparable properties in our portfolio and other market data.  The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets/liabilities acquired.  The Company allocates the purchase price of acquired real estate to various components as follows:

•	Land – Based on actual purchase price adjusted to an allocation of the relative fair value (as necessary) if acquired separately or market research/comparables if acquired with an operating property.
•

Furniture, Fixtures and Equipment – Ranges between $10,000 and $25,000 per apartment unit acquired as an estimate of the allocation of the relative fair value of the appliances and fixtures inside an apartment unit.  The per-apartment unit amount applied depends on the economic age of the apartment building acquired.  Depreciation is calculated on the straight-line method over an estimated useful life of five to ten years.

•

Lease Intangibles – The Company considers the value of acquired in-place leases and above/below market leases and the amortization period is the average remaining term of each respective acquired lease.  In-place residential leases’ average term at acquisition approximates six months.  In-place retail leases’ term at acquisition approximates the average remaining term of all acquired retail leases.  See Note 4 for more information on above and below market leases.

•

Other Intangible Assets – The Company considers whether it has acquired other intangible assets, including any customer relationship intangibles and the amortization period is the estimated useful life of the acquired intangible asset.

•

Building – Based on the allocation of the relative fair value determined on an “as-if vacant” basis.  Depreciation is calculated on the straight-line method over an estimated useful life of thirty years.

•

Site Improvements – Based on replacement cost, which approximates the allocation of the relative fair value.  Depreciation is calculated on the straight-line method over an estimated useful life of eight years.

•

Long-Term Debt – The Company calculates the allocation of the relative fair value by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings.

Replacements inside an apartment unit such as appliances and carpeting are depreciated over an estimated useful life of five to ten years.  Renovation expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to fifteen years.  Initial direct leasing costs are expensed as incurred as such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms.  Property sales or dispositions are recorded when title transfers to unrelated third parties, contingencies have been removed and sufficient cash consideration has been received by the Company.  Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts.  Any gain or loss on sale is recognized in accordance with accounting principles generally accepted in the United States.

The Company classifies real estate assets as real estate held for sale when it is probable a property will be disposed of (see below for further discussion).

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

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, including its investments in real estate, for indicators of impairment.  The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions and legal and environmental concerns, as well as the Company’s ability to hold and its intent with regard to each asset.  Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.  If impairment indicators exist, the Company performs the following:

•

For long-lived operating assets to be held and used, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset.  If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.

•

For long-lived non-operating assets (projects under development and land held for development), management evaluates major cost overruns, market conditions that could affect lease-up projections, intent and ability to hold the asset and any other indicators of impairment.  If any of the indicators were to suggest impairment was present, the carrying value of the asset would be adjusted accordingly to fair value.

•

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

During the years ended December 31, 2017, 2016 and 2015, the Company capitalized $14.7 million, $18.7 million and $22.3 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value.  In addition, fair value adjustments will affect either shareholders’ equity/partners’ capital or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity.  When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures.  Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period.  The Company does not use derivatives for trading or speculative purposes.

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

Share-Based Compensation

The Company expenses share-based compensation such as restricted shares, restricted units and share options.  Any common share of beneficial interest, $0.01 par value per share (the “Common Shares”) issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing units of partnership interest (“OP Units”) to EQR on a one-for-one basis, with ERPOP receiving the net cash proceeds of such issuances.  See Note 12 for further discussion.

The fair value of the option grants are recognized over the requisite service/vesting period of the options.  The fair value for the Company’s share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the primary grant in each year having the following weighted average assumptions:

	2017	2016	2015
Expected volatility (1)	15.3%	26.3%	26.6%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	3.08%	3.04%	3.13%
Risk-free interest rate (4)	1.93%	1.27%	1.29%
Option valuation per share	$5.86	$13.02	$13.68

(1)

Expected volatility – For the 2017 grant, estimated based on the historical five-year volatility (the period matching the expected life) of EQR’s share price measured on a monthly basis. For the 2015 and 2016 grants, estimated based on the historical ten-year volatility of EQR’s share price measured on a monthly basis.  This change in estimate reflects the Company’s belief that the historical five-year period provides a better estimate of the expected volatility in EQR shares over the expected life of the options.

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

Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  These assets and liabilities are measured using enacted tax rates for which the temporary differences are expected to be recovered or settled.  The effects of changes in tax rates on deferred tax assets and liabilities are recognized in earnings in the period enacted.  The Company’s deferred tax assets were generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities.  The Company elected REIT status for its primary TRS upon filing the 2016 tax return in the third quarter of 2017, with the election retroactive to January 1, 2016.  As a result, the Company wrote-off its deferred tax assets, which were fully reserved, in the third quarter of 2017.

In December 2017, the President signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “Tax Act”).  The Tax Act is not expected to have a material impact on our REIT or subsidiary entities, our ability to continue to qualify as a REIT or on our results of operations.  However, the complete impact of the Tax Act is not yet fully known and there can be no assurances that it will have a neutral or favorable impact.

The Company provided for income, franchise and excise taxes allocated as follows in the consolidated statements of operations and comprehensive income for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Income and other tax expense (benefit) (1)	$478	$1,613	$917
Discontinued operations, net (2)	—	12	15
Provision for income, franchise and excise taxes (3)	$478	$1,625	$932

(1)	Primarily includes state and local income, excise and franchise taxes.
(2)

Primarily represents state and local income, excise and franchise taxes on operating properties sold prior to January 1, 2014 and included in discontinued operations.  The amounts included in discontinued operations for the years ended December 31, 2016 and 2015 represent trailing activity for properties sold in 2013 and prior years.  None of the properties sold during the years ended December 31, 2017, 2016 and 2015 met the criteria for reporting discontinued operations.

(3)	All provisions for income tax amounts are current and none are deferred.

   During the years ended December 31, 2017, 2016 and 2015, the Company’s tax treatment of dividends and distributions were as follows (unaudited):

	Year Ended December 31,
	2017 (1)	2016	2015
Tax treatment of dividends and distributions:
Ordinary dividends	$1.22126	$0.722	$1.591
Qualified dividends	—	—	0.037
Long-term capital gain	0.18959	9.176	0.443
Unrecaptured section 1250 gain	0.10040	3.117	0.139
Dividends and distributions per
Common Share/Unit outstanding	$1.51125	$13.015	$2.210

(1)	The Company’s fourth quarter 2017 dividends and distributions of $0.50375 per Common Share/Unit outstanding will be included as taxable income in calendar year 2018.

The unaudited cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2017 and 2016 was approximately $14.8 billion and $15.8 billion, respectively.

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

Partners’ Capital

The “Limited Partners” of ERPOP include various individuals and entities that contributed their properties to ERPOP in exchange for OP Units.  The “General Partner” of ERPOP is EQR.  Net income is allocated to the Limited Partners based on their respective ownership percentage of ERPOP.  The ownership percentage is calculated by dividing the number of OP Units held by the Limited Partners by the total OP Units held by the Limited Partners and the General Partner.  Issuance of additional Common Shares and OP Units changes the ownership interests of both the Limited Partners and EQR.  Such transactions and the related proceeds are treated as capital transactions.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued a comprehensive new revenue recognition standard entitled Revenue from Contracts with Customers that will supersede nearly all existing revenue recognition guidance.  The new standard specifically excludes lease revenue.  The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Companies will likely need to use more judgment and make more estimates than under current revenue recognition guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  The Company selected the modified retrospective transition method as of the date of adoption effective January 1, 2018.  Approximately 95% of total revenues consist of rental income from leasing arrangements, which is specifically excluded from the standard.  The Company analyzed its remaining revenue streams, inclusive of gains and losses on sales, and concluded there are no changes in revenue recognition with the adoption of the new standard.  As such, adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018, and other than certain changes in disclosures which will be required in 2018, the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity/capital or cash flows.

In January 2016, the FASB issued a new standard which requires companies to measure all equity securities with readily determinable fair values at fair value on the balance sheet, with changes in fair value recognized in net income.  The new standard was effective for the Company beginning on January 1, 2018 and it did not have a material effect on its consolidated results of operations or financial position.

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

In February 2017, the FASB issued a new standard which clarifies the accounting treatment for partial sales of nonfinancial assets (i.e. real estate).  The standard clarifies that partial sales transactions include contributions of nonfinancial assets to a joint venture or other noncontrolled investee.  Companies must recognize a full gain or loss on transfers of nonfinancial assets to equity method investees.  The standard requires companies to derecognize distinct nonfinancial assets or distinct in substance nonfinancial assets in partial sale transactions when it does not have a controlling financial interest in the legal entity that holds the asset and transfers control of the asset.  Once the distinct nonfinancial asset is transferred, the company is required to measure any non-controlling interest it receives or retains at fair value and recognize a full gain or loss on the transaction.  If a company transfers ownership interests in a consolidated subsidiary and continues to maintain a controlling financial interest, the company does not derecognize the assets or liabilities, and accounts for the transaction as an equity transaction and no gain or loss is recognized. The new standard was effective for the Company beginning on January 1, 2018.  The Company adopted the new standard concurrently with the new revenue recognition standard.  The Company has not had a partial sale of nonfinancial assets in the current or comparative periods, therefore the adoption of this standard did not have a material impact on its consolidated results of operations and financial position.

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

Recently Adopted Accounting Pronouncements

In February 2015, the FASB issued new consolidation guidance which made changes to both the variable interest model and the voting model.  Among other changes, the new standard specifically eliminated the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome.  Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate.  The Company adopted this new standard as required effective January 1, 2016.  While adoption of the new standard did not result in any changes to conclusions about whether a joint venture was consolidated or unconsolidated, the Company determined that certain of its joint ventures and the Operating Partnership qualified as variable interest entities (“VIEs”) and therefore required additional disclosures.  See Note 6 for further discussion.

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

The new standards must be applied retrospectively to all periods presented in the consolidated financial statements.  The Company adopted the new standard in the fourth quarter of 2017 and will continue to apply the look-through approach for distributions received from equity method investees.  While overall cash flows did not change, there are changes between cash flow classifications due primarily to the debt prepayment penalties that the Company has incurred in the comparative period.  As of December 31, 2016 and 2015, the following cash flows were reclassified (amounts in thousands):

	Year Ended December 31, 2016
	As Originally Presented	Reclassification Adjustments	As Presented Herein
Cash Flows from Operating Activities:
Amortization of discounts and premiums on debt	$(17,378)	$(608)	$(17,986)
Net (gain) loss on debt extinguishment	$—	$114,666	$114,666
(Increase) decrease in deposits - restricted	$11,450	$(11,450)	$—
(Increase) decrease in mortgage deposits	$(26)	$26	$—
Net cash provided by operating activities	$1,111,489	$102,634	$1,214,123

Cash Flows from Investing Activities:
(Increase) decrease in deposits on real estate acquisitions and investments, net	$(32,503)	$32,503	$—
(Increase) decrease in mortgage deposits	$534	$(534)	$—
Net cash provided by investing activities	$5,871,973	$31,969	$5,903,942

Cash Flows from Financing Activities:
Mortgage deposits	$(8,497)	$8,497	$—
Mortgage notes payable, net: Net gain (loss) on debt extinguishment	$—	$(31,732)	$(31,732)
Notes, net: Net gain (loss) on debt extinguishment	$—	$(82,934)	$(82,934)
Line of credit and commercial paper: Commercial paper proceeds	$1,759,586	$608	$1,760,194
Net cash (used for) financing activities	$(6,948,531)	$(105,561)	$(7,054,092)

Cash and cash equivalents, beginning of year	$42,276
(adjustments for restricted deposits, beginning of year)		$112,839
Cash and cash equivalents and restricted deposits, beginning of year			$155,115

Cash and cash equivalents, end of year	$77,207
(adjustments for restricted deposits, end of year)		$141,881
Cash and cash equivalents and restricted deposits, end of year			$219,088

	Year Ended December 31, 2015
	As Originally Presented	Reclassification Adjustments	As Presented Herein
Cash Flows from Operating Activities:
Amortization of discounts and premiums on debt	$(9,492)	$(1,077)	$(10,569)
Write-off of pursuit costs	$3,208	$(330)	$2,878
(Increase) decrease in deposits - restricted	$(1,794)	$1,794	$—
(Increase) decrease in mortgage deposits	$258	$(258)	$—
Net cash provided by operating activities	$1,356,499	$129	$1,356,628

Cash Flows from Investing Activities:
(Increase) decrease in deposits on real estate acquisitions and investments, net	$17,874	$(17,874)	$—
(Increase) decrease in mortgage deposits	$(531)	$531	$—
Net cash (used for) investing activities	$(678,471)	$(17,343)	$(695,814)

Cash Flows from Financing Activities:
Mortgage deposits	$(8,588)	$8,588	$—
Line of credit and commercial paper: Commercial paper proceeds	$3,931,227	$1,077	$3,932,304
Net cash (used for) financing activities	$(675,832)	$9,665	$(666,167)

Cash and cash equivalents, beginning of year	$40,080
(adjustments for restricted deposits, beginning of year)		$120,388
Cash and cash equivalents and restricted deposits, beginning of year			$160,468

Cash and cash equivalents, end of year	$42,276
(adjustments for restricted deposits, end of year)		$112,839
Cash and cash equivalents and restricted deposits, end of year			$155,115

In January 2017, the FASB issued a new standard which clarified the definition of a business.  The standard’s objective was to add additional guidance that assists companies in determining whether transactions should be accounted for as an asset acquisition or a business combination.  The new standard first requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets.  If this threshold is met, the set is not a business.  If this threshold is not met, the entity next evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.  Among other differences, transaction costs associated with asset acquisitions are capitalized while those associated with business combinations are expensed as incurred.  In addition, purchase price in an asset acquisition is allocated on a relative fair value basis while in a business combination it is generally measured at fair value.  The new standard will be applied prospectively to any transactions occurring within the period of adoption.  The Company early adopted the new standard as allowed effective January 1, 2017.  The Company anticipates that substantially all of its transactions will now be accounted for as asset acquisitions, which means transaction costs will largely be capitalized as noted above.

Other

The Company is the controlling partner in various consolidated partnerships owning 17 properties and 3,215 apartment units having a noncontrolling interest book value of $4.7 million at December 31, 2017.  The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries.  Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning four properties having a noncontrolling interest deficit balance of $8.8 million.  These four partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements.  As of December 31, 2017, the Company estimates the value of Noncontrolling Interest distributions for these four properties would have been approximately $65.4 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the four Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2017 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units) for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
Common Shares
Common Shares outstanding at January 1,	365,870,924	364,755,444	362,855,454
Common Shares Issued:
Conversion of OP Units	1,149,284	88,838	208,307
Exercise of share options	846,137	815,044	1,456,363
Employee Share Purchase Plan (ESPP)	68,286	63,909	68,462
Restricted share grants, net	83,451	147,689	168,142
Common Shares Other:
Conversion of restricted shares to restricted units	—	—	(1,284)
Common Shares outstanding at December 31,	368,018,082	365,870,924	364,755,444
Units
Units outstanding at January 1,	14,626,075	14,427,164	14,298,691
Restricted unit grants, net	291,647	287,749	335,496
Conversion of restricted shares to restricted units	—	—	1,284
Conversion of OP Units to Common Shares	(1,149,284)	(88,838)	(208,307)
Units outstanding at December 31,	13,768,438	14,626,075	14,427,164
Total Common Shares and Units outstanding at December 31,	381,786,520	380,496,999	379,182,608
Units Ownership Interest in Operating Partnership	3.6%	3.8%	3.8%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at December 31, 2017 and 2016.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total.  Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above.  As of December 31, 2017, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $367.0 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the years ended December 31, 2017, 2016 and 2015, respectively (amounts in thousands):

	2017	2016	2015
Balance at January 1,	$442,092	$566,783	$500,733
Change in market value	(41,916)	(115,093)	64,378
Change in carrying value	(33,221)	(9,598)	1,672
Balance at December 31,	$366,955	$442,092	$566,783

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

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2017 and 2016:

			Amounts in thousands
		Annual
	Call	Dividend Per	December 31,	December 31,
	Date (1)	Share (2)	2017	2016
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding as of December 31, 2017 and 2016	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the years ended December 31, 2017, 2016 and 2015:

	2017	2016	2015
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	380,496,999	379,182,608	377,154,145
Issued to General Partner:
Exercise of EQR share options	846,137	815,044	1,456,363
EQR’s Employee Share Purchase Plan (ESPP)	68,286	63,909	68,462
EQR’s restricted share grants, net	83,451	147,689	168,142
Issued to Limited Partners:
Restricted unit grants, net	291,647	287,749	335,496
General and Limited Partner Units outstanding at December 31,	381,786,520	380,496,999	379,182,608
Limited Partner Units
Limited Partner Units outstanding at January 1,	14,626,075	14,427,164	14,298,691
Limited Partner restricted unit grants, net	291,647	287,749	335,496
Conversion of EQR restricted shares to restricted units	—	—	1,284
Conversion of Limited Partner OP Units to EQR Common Shares	(1,149,284)	(88,838)	(208,307)
Limited Partner Units outstanding at December 31,	13,768,438	14,626,075	14,427,164
Limited Partner Units Ownership Interest in Operating Partnership	3.6%	3.8%	3.8%

The Limited Partners of the Operating Partnership as of December 31, 2017 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units.  Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis.  The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units.  Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR.  Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at December 31, 2017 and 2016.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total.  Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above.  As of December 31, 2017, the Redeemable Limited Partner Units have a redemption value of approximately $367.0 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the years ended December 31, 2017, 2016 and 2015, respectively (amounts in thousands):

	2017	2016	2015
Balance at January 1,	$442,092	$566,783	$500,733
Change in market value	(41,916)	(115,093)	64,378
Change in carrying value	(33,221)	(9,598)	1,672
Balance at December 31,	$366,955	$442,092	$566,783

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of December 31, 2017 and 2016:

			Amounts in thousands
		Annual
	Call	Dividend Per	December 31,	December 31,
	Date (1)	Unit (2)	2017	2016
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding as of December 31, 2017 and 2016	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

During 2015, the Operating Partnership repurchased and retired 254,400 Series K Preference Units with a par value of $12.7 million for total cash consideration of approximately $16.3 million, in conjunction with the concurrent redemption of the corresponding Company Preferred Shares.  As a result of this partial redemption, the Operating Partnership incurred a cash charge of approximately $3.5 million which was recorded as a premium of the redemption of Preference Units.

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

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No shares were repurchased during the years ended December 31, 2017 and 2016.  As of December 31, 2017, EQR has remaining authorization to repurchase up to 13.0 million of its shares under the repurchase program.

4.       Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2017 and 2016 (amounts in thousands):

	2017	2016
Land	$5,996,024	$5,899,862
Depreciable property:
Buildings and improvements	17,743,042	16,913,430
Furniture, fixtures and equipment	1,548,961	1,346,300
In-Place lease intangibles	476,359	470,849
Projects under development:
Land	43,226	115,876
Construction-in-progress	120,321	521,292
Land held for development:
Land	62,538	84,440
Construction-in-progress	36,425	34,376
Investment in real estate	26,026,896	25,386,425
Accumulated depreciation	(6,040,378)	(5,360,389)
Investment in real estate, net	$19,986,518	$20,026,036

The following table summarizes the carrying amounts for the Company’s above and below market ground and retail lease intangibles as of December 31, 2017 and 2016 (amounts in thousands):

Description	Balance Sheet Location	2017	2016
Assets
Ground lease intangibles – below market	Other Assets	$191,918	$178,251
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		193,178	179,511
Accumulated amortization		(22,434)	(17,972)
Lease intangible assets, net		$170,744	$161,539

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,270
Lease intangible liabilities		7,670	7,670
Accumulated amortization		(5,143)	(4,509)
Lease intangible liabilities, net		$2,527	$3,161

The following table provides a summary of the effect of the amortization for above and below market ground and retail lease intangibles on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

Description	Income Statement Location	2017	2016	2015
Ground lease intangible amortization	Property and Maintenance	$(4,369)	$(4,321)	$(4,321)
Retail lease intangible amortization	Rental Income	541	895	939
Total amortization of above/below market lease intangibles		$(3,828)	$(3,426)	$(3,382)

The following table provides a summary of the aggregate amortization for above and below market ground and retail lease intangibles for each of the next five years (amounts in thousands):

	2018	2019	2020	2021	2022
Ground lease intangibles	$(4,463)	$(4,463)	$(4,463)	$(4,463)	$(4,463)
Retail lease intangibles	71	71	71	71	27
Total	$(4,392)	$(4,392)	$(4,392)	$(4,392)	$(4,436)

Acquisitions and Dispositions

During the year ended December 31, 2017, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

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

During the year ended December 31, 2016, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	4	573	$249,334
Total	4	573	$249,334

(1)	Purchase price includes an allocation of approximately $98.0 million to land and $151.3 million to depreciable property.

During the year ended December 31, 2017, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	5	1,194	$354,950
Land Parcels (one)	—	—	33,450
Total	5	1,194	$388,400

The Company recognized a net gain on sales of real estate properties of approximately $157.1 million and a net gain on sales of land parcels of approximately $19.2 million on the above sales.

During the year ended December 31, 2016, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Consolidated:
Rental Properties (1)	98	29,440	$6,811,503
Land Parcels	—	—	57,455
Unconsolidated:
Rental Properties (2)	1	336	74,500
Total	99	29,776	$6,943,458

(1)	Includes the Starwood Portfolio sale (see further discussion below) representing 72 operating properties consisting of 23,262 apartment units for $5.365 billion.
(2)	The Company owned a 20% interest in this unconsolidated rental property. Sale price listed is the gross sale price. The Company’s share of the net sales proceeds approximated $12.4 million.

The Company recognized a net gain on sales of real estate properties of approximately $4.0 billion (inclusive of $3.2 billion on the Starwood Portfolio sale), a net gain on sales of land parcels of approximately $15.7 million and a net gain on sales of unconsolidated entities (included in income (loss) from investments in unconsolidated entities in the consolidated statements of operations and comprehensive income) of approximately $8.9 million on the above sales.

Starwood Disposition

The Company executed an agreement with controlled affiliates of Starwood Capital Group (“Starwood”) on October 23, 2015 to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion (the “Starwood Transaction” or “Starwood Portfolio”).  The Starwood Portfolio included substantially all of the assets in the Company’s South Florida and Denver markets and certain suburban assets in the Washington D.C.,

Seattle and Los Angeles markets.  On January 26 and 27, 2016, the Company closed on the sale of the entire portfolio described above.

The following table provides the operating segments/locations of the properties and apartment units sold in the Starwood Transaction.  The sale of these properties represents the continuation of the Company’s long-term strategy of investing in the urban and high-density suburban areas of its coastal gateway markets.  See Note 11 for further discussion.

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

Impairment

During the year ended December 31, 2017, the Company recorded an approximate $1.7 million non-cash asset impairment charge on a land parcel currently being marketed for sale, which is included in land held for development on the consolidated balance sheets and included in the non-same store/other segment discussed in Note 17.  The charge was the result of an analysis of the parcel’s estimated fair value (determined using internally developed models based on market assumptions and potential sales data from the marketing process) compared to its current capitalized carrying value.  The parcel now has a carrying value of $0.2 million.

Other

In December 2011, the Company and Toll Brothers (NYSE: TOL) jointly acquired a vacant land parcel at 400 Park Avenue South in New York City.  The Company’s and Toll Brothers’ allocated portions of the purchase price were approximately $76.1 million and $57.9 million, respectively.  The acquisition was financed through contributions by the Company and Toll Brothers of approximately $102.5 million and $75.7 million, respectively, which included the land purchase noted above, restricted deposits and taxes and fees.  Until the core and shell of the building were complete, the building and land were owned jointly and were required to be consolidated on the Company’s balance sheets as the Company was the managing member and Toll Brothers did not have substantive kick-out or participating rights.  In July 2015, the Company recorded the master condominium declaration for this development project and as a result, the Toll Brothers’ portion of the property was deconsolidated from the Company’s balance sheets.  The Company now solely owns the rental portion of the building (floors 2-22) and the ground floor retail and Toll Brothers solely owns the for sale portion of the building (floors 23-40).  The joint venture no longer owns any real property.  In conjunction with this transaction, the Company reduced investment in real estate by $116.7 million, noncontrolling interests in partially owned properties by $117.3 million and accrued retainage by $1.1 million and increased other liabilities by $1.7 million (to account for Toll Brothers’ restricted cash still held by the Company).  The deconsolidation of the Toll Brothers’ portion of the project had no impact on the consolidated results of operations and comprehensive income.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has entered into a separate agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties - Consolidated	1	117	$53,700
Total	1	117	$53,700

In addition to the properties that were subsequently disposed of as discussed in Note 18, the Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties - Consolidated	2	455	$177,020
Land Parcels (one)	—	—	2,700
Total	2	455	$179,720

The closings of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized above.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated).  The following tables and information summarize the Company’s investments in partially owned entities as of December 31, 2017 (amounts in thousands except for project and apartment unit amounts):

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE) (1)	Total
Total properties	17	2	—	2
Total apartment units	3,215	945	—	945
Balance sheet information at 12/31/17 (at 100%):
ASSETS
Investment in real estate	$649,777	$236,749	$172,995	$409,744
Accumulated depreciation	(236,543)	(43,512)	(50,045)	(93,557)
Investment in real estate, net	413,234	193,237	122,950	316,187
Cash and cash equivalents	34,954	5,245	60	5,305
Investments in unconsolidated entities	44,451	—	—	—
Restricted deposits	393	258	—	258
Other assets	25,851	323	395	718
Total assets	$518,883	$199,063	$123,405	$322,468

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable, net (2)	$302,347	$145,424	$—	$145,424
Accounts payable & accrued expenses	1,110	181	295	476
Accrued interest payable	1,037	691	—	691
Other liabilities	465	291	6	297
Security deposits	2,053	485	—	485
Total liabilities	307,012	147,072	301	147,373
Noncontrolling Interests – Partially Owned Properties/Partners’ equity	4,708	52,850	84,302	137,152
Company equity/General and Limited Partners’ Capital	207,163	(859)	38,802	37,943
Total equity/capital	211,871	51,991	123,104	175,095
Total liabilities and equity/capital	$518,883	$199,063	$123,405	$322,468

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE) (1)	Total
Operating information for the year ended 12/31/17 (at 100%):
Operating revenue	$93,472	$26,898	$5,243	$32,141
Operating expenses	22,412	8,936	2,463	11,399
Net operating income	71,060	17,962	2,780	20,742
Property management	3,401	784	75	859
General and administrative	279	3	—	3
Depreciation	25,505	10,633	5,501	16,134
Operating income (loss)	41,875	6,542	(2,796)	3,746
Interest and other income	77	—	—	—
Interest:
Expense incurred, net	(13,316)	(8,289)	—	(8,289)
Amortization of deferred financing costs	(270)	(1)	—	(1)
Income (loss) before income and other taxes and income (loss) from investments in unconsolidated entities	28,366	(1,748)	(2,796)	(4,544)
Income and other tax (expense) benefit	(27)	(13)	—	(13)
Income (loss) from investments in unconsolidated entities	(1,549)	—	—	—
Net income (loss)	$26,790	$(1,761)	$(2,796)	$(4,557)

(1)

Includes the Company’s unconsolidated interest in an entity that owns the land underlying our Wisconsin Place apartment property and owns and operates the parking facility.  This entity is excluded from the property and apartment unit count.

(2)	All debt is non-recourse to the Company.

Note:  The above tables exclude EQR’s ownership interest in ERPOP, private equity fund investments, and the Company’s interests in unconsolidated joint ventures established in connection with the acquisition of certain real estate related assets from Archstone Enterprise LP (“Archstone”).  These ventures owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation, as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries.  The preferred interests had an aggregate liquidation value of $37.3 million at December 31, 2017.  The ventures are owned 60% by the Company.  See below for further discussion.

Operating Properties

The Company has various equity interests in certain limited partnerships owning 16 properties containing 2,783 apartment units.  Each partnership owns a multifamily property.  The Company is the general partner of these limited partnerships and is responsible for managing the operations and affairs of the partnerships as well as making all decisions regarding the businesses of the partnerships.  The limited partners are not able to exercise substantive kick-out or participating rights.  As a result, the partnerships qualify as VIEs.  The Company has a controlling financial interest in the VIEs and, thus, is the VIEs’ primary beneficiary.  The Company has both the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs.  As a result, the partnerships are required to be consolidated on the Company’s financial statements.

The Company has a 75% equity interest in the Wisconsin Place joint venture.  The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities.  The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components.  At December 31, 2017, the residential component had a net book value of $160.9 million.  The Company is the managing member and is responsible for conducting all administrative day-to-day matters and affairs of the joint venture as well as implementing all decisions with respect to the joint venture.  The limited partner is not able to exercise substantive kick-out or participating rights.  As a result, the joint venture qualifies as a VIE.  The Company has a controlling financial interest in the VIE and, thus, is the VIE’s primary beneficiary.  The Company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  As a result, the entity that owns the residential component is required to be consolidated on the Company’s financial statements.

The Wisconsin Place joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility.  At December 31, 2017, the basis of this investment was $44.5 million.  The joint venture, as a limited partner, does not have substantive kick-out or participating rights in the entity.  As a result, the entity qualifies as a VIE.  The joint venture does not have a controlling financial interest in the VIE and is not the VIE’s primary beneficiary.  The joint venture does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures.  The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and the Company’s interest had a basis of $4.2 million at December 31, 2017.  The Domain joint venture owns a 444 unit apartment property located in San Jose, California and the Company’s interest had a basis of $8.2 million at December 31, 2017.  Both properties were funded with long-term, non-recourse secured loans from the partner.  The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021.  The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022.  While the Company is the managing member of both of the joint ventures, the joint venture partner has significant participating rights and has active involvement in the oversight of the operations.  As a result, the entities do not qualify as VIEs.  The Company alone does not have the power to direct the activities of the entities that most significantly impact the entities’ economic performance and as a result, the entities are unconsolidated and recorded using the equity method of accounting.

Other

As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.  The limited partners are not able to exercise substantive kick-out or participating rights.  As a result, ERPOP qualifies as a VIE.  EQR has a controlling financial interest in ERPOP and, thus, is ERPOP’s primary beneficiary.  EQR has the power to direct the activities of ERPOP that most significantly impact ERPOP’s economic performance as well as the obligation to absorb losses or the right to receive benefits from ERPOP that could potentially be significant to ERPOP.  As a result, ERPOP is required to be consolidated on EQR’s financial statements.

The Company agreed to a maximum investment of $5.0 million each for two private equity funds, both of which primarily focus on real estate technology investments.  The Company accounts for both investments under the equity method of accounting.  As of December 31, 2017, the Company’s interest in these investments had a combined basis of $2.1 million.

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company entered into three limited liability company agreements (collectively, the “Residual JV”).  The Residual JV owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation.  The Residual JV is owned 60% by the Company and 40% by its joint venture partner.  The Company’s basis at December 31, 2017 was a net obligation of $0.7 million.  The Residual JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner.  Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners.  As a result, the Residual JV does not qualify as a VIE.  The Company alone does not have the power to direct the activities of the Residual JV that most significantly impact the Residual JV’s economic performance and as a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.  The Residual JV has sold all of the real estate assets that were acquired as part of the acquisition of Archstone, including all of the German assets, and is in the process of winding down all remaining activities.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements.  At December 31, 2017, the remaining preferred interests had an aggregate liquidation value of $37.3 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets.  Obligations of the Legacy JV are borne 60% by the Company and 40% by its joint venture partner.   The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner.  Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners.  As a result, the Legacy JV does not qualify as a VIE.  The Company alone does not have the power to direct the activities of the Legacy JV that most significantly impact the Legacy JV’s economic performance and as a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of December 31, 2017 and 2016 (amounts in thousands):

	December 31, 2017	December 31, 2016
Mortgage escrow deposits:
Real estate taxes and insurance	$845	$2,003
Replacement reserves	8,347	3,428
Mortgage principal reserves/sinking funds	3,167	58,652
Other	852	852
Mortgage escrow deposits	13,211	64,935
Restricted cash:
Tax-deferred (1031) exchange proceeds	—	38,847
Earnest money on pending acquisitions	750	—
Restricted deposits on real estate investments	58	733
Resident security and utility deposits	35,183	37,007
Other	913	359
Restricted cash	36,904	76,946
Restricted deposits	$50,115	$141,881

During the year ended December 31, 2017, the Company received approximately $60.5 million from the return of various mortgage principal reserves/sinking funds on certain tax-exempt mortgage bond deals.

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of December 31, 2017, the Company had outstanding mortgage debt of approximately $3.6 billion.

During the year ended December 31, 2017, the Company:

•	Repaid $300.0 million of 5.987% mortgage debt held in a Fannie Mae loan pool maturing in 2019 and incurred a prepayment penalty of approximately $10.8 million;
•	Repaid $193.4 million of conventional fixed-rate mortgage loans maturing in 2017 through 2048 and incurred a prepayment penalty of approximately $1.5 million; and
•	Repaid $10.7 million of scheduled principal repayments on various mortgage debt.

The Company recorded $0.3 million of write-offs of unamortized deferred financing costs during the year ended December 31, 2017 as additional interest expense related to debt extinguishment of mortgages.  The Company also recorded $0.7 million of write-offs of net unamortized premiums during the year ended December 31, 2017 as a reduction of interest expense related to debt extinguishment of mortgages.

As of December 31, 2017, the Company had $598.6 million of secured debt subject to third party credit enhancement.

As of December 31, 2017, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 28, 2061.  At December 31, 2017, the interest rate range on the Company’s mortgage debt was 0.10%  to 6.90%.  During the year ended December 31, 2017, the weighted average interest rate on the Company’s mortgage debt was 4.33%.

The historical cost, net of accumulated depreciation, of encumbered properties was $4.4 billion and $5.0 billion at December 31, 2017 and 2016, respectively.

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

Notes

The following tables summarize the Company’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2017 and 2016, respectively:

December 31, 2017 (Amounts in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public Notes (1)	$4,591,373	2.85% - 7.57%	4.61%	2020-2047
Floating Rate Public Notes (1)	447,439	(1)	1.82%	2019
Totals	$5,038,812

December 31, 2016 (Amounts in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public Notes (1)	$4,397,829	2.85% - 7.57%	4.90%	2017 - 2045
Floating Rate Public Notes (1)	450,250	(1)	1.28%	2019
Totals	$4,848,079

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2017 and 2016.

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

During the year ended December 31, 2017, the Company:

•	Repaid $394.1 million of 5.75% unsecured notes at maturity;
•	Repaid $103.9 million of 7.125% unsecured notes at maturity;

•

Issued $400.0 million of ten-year 3.25% unsecured notes, receiving net proceeds of approximately $399.3 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 3.32% after termination of four forward starting swaps in conjunction with the issuance (see Note 9 for further discussion); and

•

Issued $300.0 million of thirty-year 4.00% unsecured notes, receiving net proceeds of approximately $293.2 million before underwriting fees and other expenses, at an all-in effective interest rate of 4.11%.

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
•

Issued $500.0 million of ten-year 2.85% unsecured notes, receiving net proceeds of $496.7 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of approximately 3.10% after termination of a forward starting swap in conjunction with the issuance (see Note 9 for further discussion).

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

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  As of December 31, 2017, there was a balance of $299.8 million outstanding on the commercial paper program ($300.0 million in principal outstanding net of an unamortized discount of $0.2 million).  As of December 31, 2016, there was a balance of $20.0 million on the commercial paper program.  The notes bear interest at various floating rates with a weighted average of 1.41% and 0.90% for the years ended December 31, 2017 and 2016, respectively, and a weighted average maturity of 18 days and 4 days as of December 31, 2017 and 2016, respectively.

As of December 31, 2017, the amount available on the revolving credit facility was $1.69 billion (net of $6.6 million which was restricted/dedicated to support letters of credit and net of the $300.0 million in principal outstanding on the commercial paper program).  During the year ended December 31, 2017, the weighted average interest rate on the revolving credit facility was 2.00%.  As of December 31, 2016, the amount available on the revolving credit facility was $1.96 billion (net of $20.6 million which was restricted/dedicated to support letters of credit and net of the $20.0 million in principal outstanding on the commercial paper program).  During the year ended December 31, 2016, the weighted average interest rate on the revolving credit facility was 1.37%.

Other

On April 24, 2017, the Company executed a new letter of credit facility with a third party financial institution which is not backed or collateralized by borrowings on the Company’s unsecured revolving credit facility.  As of December 31, 2017, there was $9.0 million in letters of credit outstanding on this facility.

The following table provides a summary of the aggregate payments of principal on all debt for each of the next five years and thereafter as of December 31, 2017 (amounts in thousands):

Year	Total
2018	$446,969
2019	975,334
2020	1,678,992
2021	927,806
2022	265,741
Thereafter	4,776,232
Subtotal	9,071,074
Deferred Financing Costs and Unamortized (Discount)	(113,783)
Total	$8,957,291

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models developed internally by the Company that use as their basis readily observable market parameters (such as forward yield curves and credit default swap data).  Employee holdings other than Common Shares within the supplemental executive retirement plan (the “SERP”) are valued using quoted market prices for identical assets and are included in other assets and other liabilities on the consolidated balance sheets.  Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are valued using the quoted market price of Common Shares.  The fair values disclosed for mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) were calculated using indicative rates provided by lenders of similar loans in the case of mortgage notes payable and the private unsecured debt (including its commercial paper and line of credit, if applicable) and quoted market prices for each underlying issuance in the case of the public unsecured notes.

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the

Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at December 31, 2017 and 2016, respectively (amounts in thousands):

	December 31, 2017		December 31, 2016
	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value
Mortgage notes payable, net	$3,615,384	$3,618,722	$4,161,001	$4,119,181
Unsecured debt, net	5,619,744	5,338,569	5,030,330	4,868,077
Total debt, net	$9,235,128	$8,957,291	$9,191,331	$8,987,258

The following table summarizes the Company’s consolidated derivative instruments at December 31, 2017 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$450,000	$250,000
Lowest Interest Rate	2.375%	2.1478%
Highest Interest Rate	2.375%	2.2895%
Earliest Maturity Date	2019	2028
Latest Maturity Date	2019	2029

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.
(2)

Forward Starting Swaps – Designed to partially fix interest rates in advance of planned future debt issuances.  Of the $250.0 million notional balance, $200.0 million of these swaps have mandatory counterparty terminations in 2019 and are targeted for certain 2018 debt issuances while $50.0 million of these swaps have mandatory counterparty terminations in 2020 and are targeted for certain 2019 debt issuances.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at December 31, 2017 and 2016, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$5,143	$—	$5,143	$—
Supplemental Executive Retirement Plan	Other Assets	140,159	140,159	—	—
Total		$145,302	$140,159	$5,143	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$1,597	$—	$1,597	$—
Supplemental Executive Retirement Plan	Other Liabilities	140,159	140,159	—	—
Total		$141,756	$140,159	$1,597	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$366,955	$—	$366,955	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2016	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Assets	$1,857	$—	$1,857	$—
Supplemental Executive Retirement Plan	Other Assets	124,420	124,420	—	—
Total		$126,277	$124,420	$1,857	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$124,420	$124,420	$—	$—
Total		$124,420	$124,420	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$442,092	$—	$442,092	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2017, 2016 and 2015, respectively (amounts in thousands):

December 31, 2017 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(3,454)	Fixed rate debt	Interest expense	$3,454
Total		$(3,454)			$3,454

December 31, 2016 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,798)	Fixed rate debt	Interest expense	$1,798
Total		$(1,798)			$1,798

December 31, 2015 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$2,058	Fixed rate debt	Interest expense	$(2,058)
Total		$2,058			$(2,058)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2017, 2016 and 2015, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
December 31, 2017 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$6,439	Interest expense	$(18,858)	Interest expense	$—
Total	$6,439		$(18,858)		$—

	Effective Portion			Ineffective Portion
December 31, 2016 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(3,989)	Interest expense	$(41,758)	Interest expense	$(74)
Total	$(3,989)		$(41,758)		$(74)

	Effective Portion			Ineffective Portion
December 31, 2015 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(814)	Interest expense	$(18,244)	Interest expense	$(3,033)
Total	$(814)		$(18,244)		$(3,033)

As of December 31, 2017 and 2016, there were approximately $88.6 million and $113.9 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments.  Based on the estimated fair values of the net derivative instruments at December 31, 2017, the Company may recognize an estimated $21.2 million of accumulated other comprehensive income (loss) as additional interest expense during the year ending December 31, 2018.

In August 2017, the Company received $1.3 million to settle four forward starting ten-year swaps in conjunction with the issuance of $400.0 million of ten-year fixed rate public notes.  The entire $1.3 million was initially deferred as a component of accumulated other comprehensive income (loss) and will be recognized as a decrease to interest expense over the ten-year term of the notes.

In October 2016, the Company paid $4.7 million to settle a forward starting ten-year swap in conjunction with the issuance of $500.0 million of ten-year fixed rate public notes.  The ineffective portion of approximately $74,000 and accrued interest of approximately $9,000 were recorded as increases to interest expense.  The remaining amount of approximately $4.6 million will be deferred as a component of accumulated other comprehensive income (loss) and recognized as an increase to interest expense over the approximate term of the notes.

In May 2015, the Company paid a net $15.1 million to settle nine forward starting ten-year swaps in conjunction with the issuance of $450.0 million of ten-year fixed rate public notes.  The ineffective portion of approximately $30,000 and accrued interest of approximately $1.2 million were recorded as increases to interest expense.  The remaining amount of approximately $13.9 million will be deferred as a component of accumulated other comprehensive income (loss) and recognized as an increase to interest expense over the first 9 years and 10.5 months of the notes.

During the year ended December 31, 2015, the Company recorded approximately $3.0 million of deferred accumulated other comprehensive income (loss) as additional interest expense due to the ineffectiveness of certain forward starting swaps.

10.	Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator for net income per share – basic:
Income from continuing operations	$628,381	$4,479,586	$907,621
Allocation to Noncontrolling Interests – Operating Partnership, net	(22,604)	(171,491)	(34,226)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,323)	(16,430)	(3,657)
Preferred distributions	(3,091)	(3,091)	(3,357)
Premium on redemption of Preferred Shares	—	—	(3,486)
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	600,363	4,288,574	862,895
Discontinued operations, net of Noncontrolling Interests	—	498	382
Numerator for net income per share – basic	$600,363	$4,289,072	$863,277
Numerator for net income per share – diluted:
Income from continuing operations	$628,381	$4,479,586	$907,621
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,323)	(16,430)	(3,657)
Preferred distributions	(3,091)	(3,091)	(3,357)
Premium on redemption of Preferred Shares	—	—	(3,486)
Income from continuing operations available to Common Shares	622,967	4,460,065	897,121
Discontinued operations, net	—	518	397
Numerator for net income per share – diluted	$622,967	$4,460,583	$897,518
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	366,968	365,002	363,498
Effect of dilutive securities:
OP Units	12,901	13,827	13,576
Long-term compensation shares/units	2,809	3,163	3,546
Denominator for net income per share – diluted	382,678	381,992	380,620
Net income per share – basic	$1.64	$11.75	$2.37
Net income per share – diluted	$1.63	$11.68	$2.36
Net income per share – basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$1.64	$11.75	$2.37
Discontinued operations, net of Noncontrolling Interests	—	—	—
Net income per share – basic	$1.64	$11.75	$2.37
Net income per share – diluted:
Income from continuing operations available to Common Shares	$1.63	$11.68	$2.36
Discontinued operations, net	—	—	—
Net income per share – diluted	$1.63	$11.68	$2.36

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2017	2016	2015
Numerator for net income per Unit – basic and diluted:
Income from continuing operations	$628,381	$4,479,586	$907,621
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,323)	(16,430)	(3,657)
Allocation to Preference Units	(3,091)	(3,091)	(3,357)
Allocation to premium on redemption of Preference Units	—	—	(3,486)
Income from continuing operations available to Units	622,967	4,460,065	897,121
Discontinued operations, net	—	518	397
Numerator for net income per Unit – basic and diluted	$622,967	$4,460,583	$897,518
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	379,869	378,829	377,074
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,809	3,163	3,546
Denominator for net income per Unit – diluted	382,678	381,992	380,620
Net income per Unit – basic	$1.64	$11.75	$2.37
Net income per Unit – diluted	$1.63	$11.68	$2.36
Net income per Unit – basic:
Income from continuing operations available to Units	$1.64	$11.75	$2.37
Discontinued operations, net	—	—	—
Net income per Unit – basic	$1.64	$11.75	$2.37
Net income per Unit – diluted:
Income from continuing operations available to Units	$1.63	$11.68	$2.36
Discontinued operations, net	—	—	—
Net income per Unit – diluted	$1.63	$11.68	$2.36

11.	Individually Significant Dispositions

The Company concluded that the Starwood Transaction did not qualify for discontinued operations reporting as it did not represent a strategic shift that had a major effect on the Company’s operations and financial results.  The Company has been investing only in its coastal gateway markets (Boston, New York, Washington D.C., Southern California, San Francisco and Seattle) and has not been acquiring or developing any new assets in its other markets.  Over the past several years, the Company has been repositioning its portfolio by selling its suburban assets located in markets outside its coastal gateway markets.  The sale of the Starwood Portfolio represented the continuation of the above strategy.  However, the Company concluded that the Starwood Transaction did qualify as an individually significant component of the Company as the amount received upon disposal exceeded 10% of total assets, and NOI (see definition in Note 17) of the Starwood Portfolio represented approximately 1.2% of consolidated NOI (for the approximate one-month period owned in 2016) for the year ended December 31, 2016 and approximately 15.7% of consolidated NOI for the year ended December 31, 2015.  As a result, the following table summarizes the results of operations attributable to the Starwood Transaction for the years ended December 31, 2016 and 2015 (amounts in thousands):

	Year Ended December 31,
	2016	2015
REVENUES
Rental income	$30,785	$427,433
Total revenues	30,785	427,433
EXPENSES
Property and maintenance	7,838	78,189
Real estate taxes and insurance	2,912	48,403
Property management	2	11
General and administrative	23	38
Depreciation	—	87,616
Total expenses	10,775	214,257
Operating income	20,010	213,176
Interest and other income	21	1
Other expenses	—	(35)
Interest:
Expense incurred, net	(380)	(680)
Amortization of deferred financing costs	(707)	(559)
Income and other tax (expense) benefit	(1)	(1)
Net gain (loss) on sales of real estate properties	3,161,097	—
Income from operations attributable to controlling interests – Operating Partnership	3,180,040	211,902
Income from operations attributable to Noncontrolling Interests – Operating Partnership	(122,152)	(8,083)
Income from operations attributable to controlling interests – Company	$3,057,888	$203,819

12.	Share Incentive Plans

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.

On June 16, 2011, the shareholders of EQR approved the Company’s 2011 Share Incentive Plan, as amended (the “2011 Plan”).  The 2011 Plan originally reserved 12,980,741 Common Shares for issuance, which was subsequently adjusted to 14,725,321 Common Shares in accordance with the provisions of the 2011 Plan as a result of the option adjustments required for the special dividends paid in conjunction with the Starwood Transaction.  In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan.  The 2011 Plan expires on June 16, 2021.  As of December 31, 2017, 6,913,246 shares were available for future issuance.

Pursuant to the 2011 Plan and the 2002 Share Incentive Plan, as restated and amended (collectively the “Share Incentive Plans”), officers, trustees and key employees of the Company may be granted share options to acquire Common Shares (“Options”) including non-qualified share options (“NQSOs”), incentive share options (“ISOs”) and share appreciation rights (“SARs”), or may be granted restricted or non-restricted shares/units (including long-term incentive plan awards), subject to conditions and restrictions as described in the Share Incentive Plans.  Options, SARs, restricted shares (including long-term incentive plan awards) and restricted units (including long-term incentive plan awards) are sometimes collectively referred to herein as “Awards”.  The 2002 Share Incentive Plan, as restated and amended, will terminate at such time as all outstanding Awards have expired or have been exercised/vested.  The Board of Trustees may at any time amend or terminate the Share Incentive Plans, but termination will not affect Awards previously granted.  Any Options which had vested prior to such a termination would remain exercisable by the holder.

The Options are generally granted at the fair market value of the Company’s Common Shares at the date of grant, vest in three equal installments over a three-year period, are exercisable upon vesting and expire ten years from the date of grant (see additional valuation discussion in Note 2).  The exercise price for all Options under the Share Incentive Plans is equal to the fair market value of the underlying Common Shares at the time the Option is granted.  If employment is terminated prior to vesting, the Options are generally canceled.  Options exercised result in new Common Shares being issued on the open market.

Restricted shares are generally granted at the fair market value of the Company’s Common Shares at the date of grant.  Restricted shares that have been awarded through December 31, 2017 generally vest three years from the award date.  In addition, the Company’s unvested restricted shareholders have the same voting rights as any other Common Share holder.  During the three-year period of restriction, the Company’s unvested restricted shareholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other Common Share holder.  As a result, dividends paid on unvested restricted shares are included as a component of retained earnings (included in general partner’s capital in the Operating Partnership’s financial statements) and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation.  If employment is terminated prior to the lapsing of the restriction, the shares are generally canceled.

Restricted units are a class of partnership interests that under certain conditions, including vesting, are convertible by the holder into an equal number of OP Units, which are redeemable by the holder for Common Shares on a one-for-one basis or the cash value of such shares at the option of the Company.  In connection with the grant of long-term incentive compensation for services provided during a year, officers of the Company are allowed to choose between restricted shares and restricted units.  In January 2011, March 2014 and June 2015, certain holders of restricted shares converted these shares into restricted units.  Restricted units are generally granted at a 3% discount to the fair market value of the Company’s Common Shares at the date of grant due to the book-up risk associated with restricted units (see below for more details) and generally vest three years from the award date.  In addition, restricted unit holders receive quarterly dividend payments on their restricted units at the same rate and on the same date as any other OP Unit holder.  As a result, dividends paid on restricted units are included as a component of Noncontrolling Interests – Operating Partnership/Limited Partners’ capital and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation.  If employment is terminated prior to vesting, the restricted units are generally canceled.  A restricted unit will automatically convert to an OP Unit when the capital account of each restricted unit increases (“books-up”) to a specified target.  If the capital target is not attained within ten years following the date of issuance, the restricted unit will automatically be canceled and no compensation will be payable to the holder of such canceled restricted unit.

The Company also allows eligible employees the ability to receive immediately vested Options and allows officers the ability to receive immediately vested restricted units (subject to the book-up provisions described above and a two-year hold restriction) in-lieu of any percentage of their annual cash bonus.

In January 2015, the Company revised its executive compensation program for the Chairman, Chief Executive Officer and certain other Executive Officers.  The long-term portion of the revised program will allow these individuals to earn from 0% to 200% of the target number of long-term incentive (“LTI”) plan awards, payable in the form of restricted shares and/or restricted units, as determined by the Company’s relative and absolute Total Shareholder Return (“TSR”) over a forward-looking three-year performance period.  The Company’s TSR will be compared to pre-established quantitative performance metrics.  In connection with the grant of LTI plan awards, the individuals are allowed to choose between restricted shares and restricted units.  The grant date fair value of the awards is estimated using a Monte Carlo model, and the resulting expense is recorded regardless of whether the TSR performance measures are achieved, if the required service is delivered.  These awards generally vest three years from the award date.  The grant date fair value is amortized into expense over the service period.  If the executive is retirement-eligible, the grant date fair value is amortized into expense over the first year.  All other awards are amortized into expense over the three year performance/vesting period.  In addition, the awards granted as restricted units will receive quarterly partial dividend payments equal to 10% of any common share dividend on the same date as any other OP Unit holder during the three-year performance period.  As a result, dividends paid on restricted units are included as a component of Noncontrolling Interests – Operating Partnership/Limited Partners’ capital and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation.  The awards granted as restricted shares will not receive dividends during the three-year performance period.  At the end of the three-year performance period, cumulative dividends will be paid for the three-year performance period for any restricted shares or restricted units actually earned, less any dividends already paid on the restricted units.  If employment is terminated prior to vesting, the restricted shares and restricted units are generally canceled.  Once the Company’s absolute and relative TSR is calculated at the end of the three-year performance period, the executive will earn a certain number of restricted shares and/or restricted units.  No payout would be made for any return below 50% of the target performance metric.

All Trustees, with the exception of the Company’s non-executive Chairman and employee Trustees, are granted options, restricted shares and/or restricted units that vest one-year from the grant date that corresponds to the term for which he or she has been elected to serve.  The non-executive Chairman only receives awards under the LTI plan (see further discussion above).

The Company’s Share Incentive Plans provide for certain benefits upon retirement.  For employees hired prior to January 1, 2009, retirement generally means the termination of employment (other than for cause): (i) on or after age 62; or (ii) prior to age 62 after meeting the requirements of the Rule of 70 (described below).  For employees hired after January 1,

2009, retirement generally means the termination of employment (other than for cause) after meeting the requirements of the Rule of 70.  For Trustees, retirement generally means termination of service on the Board (other than for cause) on or after age 72.

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

Under the Company’s definitions of retirement, several of its executive officers, including its Chief Executive Officer, and its non-executive Chairman, are retirement eligible.

For employees hired prior to January 1, 2009 who retire at or after age 62 (or for Trustees who retire at or after age 72), such employee’s or Trustee’s unvested restricted shares, restricted units and share options would immediately vest, and share options would continue to be exercisable for the balance of the applicable ten-year option period, as is provided under the Share Incentive Plans.  For all other employees (those hired after January 1, 2009 and those hired before such date who choose to retire prior to age 62), upon such retirement under the Rule of 70 definition of retirement of employees, such employee’s unvested restricted shares, restricted units and share options would continue to vest per the original vesting schedule (subject to immediate vesting upon the occurrence of a subsequent change in control of the Company or the employee’s death), and options would continue to be exercisable for the balance of the applicable ten-year option period, subject to the employee’s compliance with the non-competition and employee non-solicitation provisions.  The Rule of 70 does not apply to Trustees.  For the individuals mentioned above who receive awards under the LTI plan and retire at or after age 62 (age 72 for the Chairman of the Board) or under the Rule of 70, the award would be prorated in proportion to the number of days worked in the first year of the three-year performance period and the award would continue to vest per the original vesting schedule, subject to the individual’s compliance with the non-competition and employee non-solicitation provisions.  The individual would not receive any payout of shares or units until the final payout is determined at the end of the three-year performance period.  If an employee violates the non-competition and employee non-solicitation provisions after such retirement, all unvested restricted shares, unvested restricted units and unvested and vested share options at the time of the violation would be void, unless otherwise determined by the Compensation Committee of the Board of Trustees.

The following tables summarize compensation information regarding the restricted shares, restricted units, share options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	Year Ended December 31, 2017
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$9,209	$568	$—	$9,777	$761
Restricted units (2)	10,214	119	190	10,523	741
Share options	4,893	323	1,619	6,835	—
ESPP discount	681	66	—	747	—
Total	$24,997	$1,076	$1,809	$27,882	$1,502

	Year Ended December 31, 2016
	Compensation Expense	Compensation Capitalized	Restricted Units In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$13,539	$1,477	$—	$15,016	$6,494
Restricted units (2)	13,567	591	4,022	18,180	7,762
Share options	2,839	593	—	3,432	—
ESPP discount	585	65	—	650	—
Total	$30,530	$2,726	$4,022	$37,278	$14,256

	Year Ended December 31, 2015
	Compensation Expense	Compensation Capitalized	Restricted Units In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$13,755	$1,311	$—	$15,066	$1,160
Restricted units (2)	17,311	538	3,654	21,503	1,619
Share options	2,746	1,010	—	3,756	—
ESPP discount	795	89	—	884	—
Total	$34,607	$2,948	$3,654	$41,209	$2,779

(1)

Beginning in 2015, the Company allows officers the ability to receive immediately vested restricted units (subject to the book-up provisions described above and a two-year hold restriction) in-lieu of any percentage of their annual cash bonus.  Beginning in 2017, the Company allows eligible employees the ability to receive immediately vested share options in-lieu of any percentage of their annual cash bonus.

(2)	Includes LTI plan awards granted under the executive compensation program.

Compensation expense is generally recognized for Awards as follows:

•	Restricted shares, restricted units and share options – Straight-line method over the vesting period of the options, shares or units regardless of cliff or ratable vesting distinctions.
•	LTI plan awards – Target amount is recognized under the straight-line method over the vesting period of the shares or units regardless of cliff or ratable vesting distinctions.
•	ESPP discount – Immediately upon the purchase of common shares each quarter.

The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above.  The total compensation expense related to Awards not yet vested at December 31, 2017 is $7.3 million (excluding the accelerated expenses for individuals approaching or meeting the retirement age criteria discussed above), which is expected to be recognized over a weighted average term of 1.31 years.

See Note 2 for additional information regarding the Company’s share-based compensation.

The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2017, 2016 and 2015:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	Restricted Units	Weighted Average Fair Value per Restricted Unit
Balance at December 31, 2014	7,030,620	$46.16	482,466	$56.89	623,948	$53.38
Awards granted (1) (5)	171,150	$80.15	174,112	$79.65	337,505	$81.87
Awards exercised/vested (2) (3) (4)	(1,456,363)	$42.64	(127,174)	$60.21	(72,003)	$57.12
Awards forfeited	(9,550)	$64.53	(5,970)	$62.11	(2,009)	$64.39
Awards expired	(1,492)	$39.86	—	—	—	—
Conversion of restricted shares to restricted units	—	—	(1,284)	—	1,284	—
Balance at December 31, 2015	5,734,365	$48.04	522,150	$63.67	888,725	$63.91
Awards granted (1) (5)	154,016	$64.99	154,296	$75.19	289,273	$81.05
Awards exercised/vested (2) (3) (4)	(815,044)	$38.01	(217,805)	$57.75	(374,217)	$52.73
Awards forfeited	(10,512)	$63.43	(6,607)	$70.73	(1,524)	$86.35
Awards expired	(710)	$68.40	—	—	—	—
Special dividend adjustment (6)	960,986	N/A	—	—	—	—
Balance at December 31, 2016	6,023,101	$42.05	452,034	$70.35	802,257	$75.26
Awards granted (1) (5)	1,337,898	$60.88	93,867	$61.94	291,921	$68.57
Awards exercised/vested (2) (3) (4)	(846,137)	$37.26	(165,744)	$58.04	(192,644)	$54.16
Awards forfeited	(27,547)	$61.85	(10,416)	$72.44	(274)	$75.50
Awards expired	(3,483)	$65.91	—	—	—	—
Balance at December 31, 2017	6,483,832	$46.46	369,741	$73.67	901,260	$77.61
(1)	The weighted average grant date fair value for Options granted during the years ended December 31, 2017, 2016 and 2015 was $5.86 per share, $11.09 per share and $13.67 per share, respectively.
(2)

The aggregate intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $25.6 million, $26.2 million and $52.9 million, respectively.  These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

(3)	The fair value of restricted shares vested during the years ended December 31, 2017, 2016 and 2015 was $10.2 million, $15.6 million and $10.2 million, respectively.
(4)	The fair value of restricted units vested during the years ended December 31, 2017, 2016 and 2015 was $11.7 million, $27.2 million and $5.8 million, respectively.
(5)	Includes LTI plan awards granted under the executive compensation program.
(6)

In addition to the regular quarterly dividends, the Company paid two special dividends to its shareholders and holders of OP Units of $11.00 per share/unit in the aggregate in 2016.  Option holders were not entitled to these special dividends, but pursuant to the terms of the Share Incentive Plans are due equitable adjustments of additional options.  The special dividend adjustment’s weighted average exercise price per option is reflected in the activity for 2016 for the awards granted, awards exercised/vested, and awards forfeited and the balance at December 31, 2016.

The following table summarizes information regarding options outstanding and exercisable at December 31, 2017 (aggregate intrinsic value is in thousands):

	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Options Outstanding	6,483,832	4.96	$46.06	$113,379
Options Exercisable	5,336,043	4.10	$43.24	$110,332
Vested and expected to vest	6,413,817	2.80	$34.39	$113,201
(1)	The aggregate intrinsic values were calculated as the excess, if any, between the Company’s closing share price of $63.77 per share on December 31, 2017 and the strike price of the underlying awards.

As of December 31, 2016 and 2015, 5,610,677 Options (with a weighted average exercise price of $40.91) and 4,436,990 Options (with a weighted average exercise price of $45.11) were exercisable, respectively.

13.	Employee Plans

The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of EQR.  The Company registered 7,000,000 Common Shares under the ESPP, of which 2,837,877 Common Shares remained available for purchase at December 31, 2017.  The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter.  The following table summarizes information regarding the Common Shares issued under the ESPP (the net proceeds noted below were contributed to ERPOP in exchange for OP Units):

	Year Ended December 31,
	2017	2016	2015
	(Amounts in thousands except share and per share amounts)
Shares issued	68,286	63,909	68,462
Issuance price ranges	$52.79 – $58.06	$51.85 – $63.37	$63.70 – $65.90
Issuance proceeds	$3,744	$3,686	$4,404

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria.  The Company matches dollar for dollar up to the first 4% of eligible compensation that a participant contributes to the 401(k) Plan for all employees except those defined as highly compensated employees, whose match is 3%.  Participants are vested in the Company’s contributions over five years.  The Company recognized an expense in the amount of $4.6 million, $4.9 million and $5.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company established the SERP to provide certain officers and trustees an opportunity to defer a portion of their eligible compensation in order to save for retirement.  The SERP is restricted to investments in Common Shares, certain marketable securities that have been specifically approved and cash equivalents.  The deferred compensation liability represented in the SERP and the securities issued to fund such deferred compensation liability are consolidated by the Company and carried on the Company’s balance sheets, and the Company’s Common Shares held in the SERP are accounted for as a reduction to paid in capital (included in general partner’s capital in the Operating Partnership’s financial statements).

14.	Distribution Reinvestment Plan

On September 30, 2014, the Company filed with the SEC a Form S-3 Registration Statement to register 4,790,000 Common Shares pursuant to a Distribution Reinvestment Plan (the “2014 DRIP”), which included the remaining shares available for issuance under a previous registration.  The registration was automatically declared effective the same day and will expire when all 4,790,000 shares have been issued.  The Company has 4,691,298 Common Shares available for issuance under the 2014 DRIP at December 31, 2017.

The 2014 DRIP provides holders of record and beneficial owners of Common Shares and Preferred Shares with a simple and convenient method of reinvesting cash dividends/distributions in additional Common Shares.  Common Shares purchased under the 2014 DRIP may, at the option of EQR, be directly issued by EQR or purchased by EQR’s transfer agent in the open market using participants’ funds.  The net proceeds from any Common Share issuances are contributed to ERPOP in exchange for OP Units.

15.	Transactions with Related Parties

The Company leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees.  The lease terminates on January 31, 2022.  Amounts incurred for such office space for the years ended December 31, 2017, 2016 and 2015, respectively, were approximately $2.8 million, $2.7 million and $2.6 million.  The Company believes these amounts equal market rates for such rental space.

16.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws.  Compliance by the Company with existing laws has not had a material adverse effect on the Company.  However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.  As of December 31, 2017, the Company does have environmental reserves totaling approximately $2.8 million related to two of its properties.

The Company has established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assesses the adequacy of the reserve and makes adjustments as necessary.  As of December 31, 2017, the reserve totaled approximately $0.9 million.  While no assurances can be given, the Company does not believe that the ultimate resolution of any of these remaining litigation matters, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of December 31, 2017, the Company has four wholly owned projects totaling 892 apartment units in various stages of development with remaining commitments to fund of approximately $136.1 million and estimated completion dates ranging through December 31, 2019, as well as other completed development projects that are in various stages of lease-up or are stabilized.

As of December 31, 2017, the Company has two unconsolidated operating properties (Nexus Sawgrass and Domain) that are owned with the same third party joint venture partner.  The joint venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions.  The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for further discussion.

During the years ended December 31, 2017, 2016 and 2015, total operating lease expense for ground leases and office space, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $26.6 million, $26.2 million and $24.5 million, respectively.

The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with its Vice Chairman and one former chief executive officer.  During the years ended December 31, 2017, 2016 and 2015, the Company recognized compensation expense of $0.4 million, $0.3 million and $0.4 million, respectively, related to these agreements.

The following table summarizes the Company’s contractual obligations for minimum rent payments under operating leases and deferred compensation for the next five years and thereafter as of December 31, 2017:

(Payments)/Receipts Due by Year (in thousands)
	2018	2019	2020	2021	2022	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$(16,506)	$(16,366)	$(15,963)	$(15,743)	$(13,406)	$(878,935)	$(956,919)
Minimum Rent Receipts (b)	$67,318	$61,704	$57,913	$53,851	$49,951	$206,151	$496,888
Other Long-Term Liabilities:
Deferred Compensation (c)	$(1,390)	$(1,135)	$(1,086)	$(1,086)	$(1,086)	$(4,016)	$(9,799)

(a)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for 12 properties.
(b)	Minimum basic rent receipts due for various retail/commercial space where the Company is the lessor.
(c)	Estimated payments to the Company’s Chairman, Vice Chairman and one former CEO based on actual and estimated retirement dates.
17.	Reportable Segments

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  The Company’s same store operating segments located in its coastal gateway markets represent its reportable segments.  The Company’s operating segments located in its other markets (Phoenix) that are not material have also been included in the tables presented below.

The Company’s fee and asset management and development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2017, 2016 or 2015.

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

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the years ended December 31, 2017, 2016 and 2015, respectively (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Rental income	$2,470,689	$2,422,233	$2,736,578
Property and maintenance expense	(405,281)	(406,823)	(479,160)
Real estate taxes and insurance expense	(335,495)	(317,387)	(339,802)
Total operating expenses	(740,776)	(724,210)	(818,962)
Net operating income	$1,729,913	$1,698,023	$1,917,616

The following tables present NOI for each segment from our rental real estate specific to continuing operations for the years ended December 31, 2017, 2016 and 2015, respectively, as well as total assets and capital expenditures at December 31, 2017 and 2016, respectively (amounts in thousands):

	Year Ended December 31, 2017			Year Ended December 31, 2016			Year Ended December 31, 2015
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$396,375	$111,854	$284,521	$382,425	$111,055	$271,370	$349,285	$104,614	$244,671
Orange County	88,527	21,544	66,983	84,590	20,600	63,990	75,068	18,550	56,518
San Diego	88,507	23,073	65,434	84,646	22,366	62,280	83,491	22,938	60,553
Subtotal - Southern California	573,409	156,471	416,938	551,661	154,021	397,640	507,844	146,102	361,742

Washington D.C.	430,056	129,717	300,339	424,350	126,154	298,196	417,985	123,450	294,535
New York	457,100	165,173	291,927	456,664	159,302	297,362	450,460	152,682	297,778
San Francisco	378,939	91,777	287,162	371,633	90,393	281,240	343,089	84,603	258,486
Boston	228,724	63,148	165,576	225,014	62,650	162,364	232,462	67,252	165,210
Seattle	178,497	49,383	129,114	168,975	46,255	122,720	145,646	39,307	106,339
Other Markets	1,839	652	1,187	1,797	567	1,230	1,680	528	1,152
Total same store	2,248,564	656,321	1,592,243	2,200,094	639,342	1,560,752	2,099,166	613,924	1,485,242

Non-same store/other (2) (3)
Non-same store	207,974	72,723	135,251	117,143	41,877	75,266	72,123	27,078	45,045
Other (3)	14,151	11,732	2,419	104,996	42,991	62,005	565,289	177,960	387,329
Total non-same store/other	222,125	84,455	137,670	222,139	84,868	137,271	637,412	205,038	432,374

Totals	$2,470,689	$740,776	$1,729,913	$2,422,233	$724,210	$1,698,023	$2,736,578	$818,962	$1,917,616

(1)

For the years ended December 31, 2017 and 2016, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2016, less properties subsequently sold, which represented 70,117 apartment units.  For the year ended December 31, 2015, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2015, less properties subsequently sold, which represented 69,879 apartment units.

(2)

For the years ended December 31, 2017 and 2016, non-same store primarily includes properties acquired after January 1, 2016, plus any properties in lease-up and not stabilized as of January 1, 2016.  For the year ended December 31, 2015, non-same store primarily includes properties acquired after January 1, 2015, plus any properties in lease-up and not stabilized as of January 1, 2015.

(3)	Other includes development, other corporate operations and operations prior to sale for properties sold from 2014 through 2017 that do not meet the discontinued operations criteria.

	Year Ended December 31, 2017		Year Ended December 31, 2016
	Total Assets	Capital Expenditures	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,601,569	$26,679	$2,678,787	$26,335
Orange County	328,593	9,237	336,195	6,876
San Diego	421,267	4,922	436,005	4,851
Subtotal - Southern California	3,351,429	40,838	3,450,987	38,062

Washington D.C.	3,803,185	35,423	3,916,264	33,867
New York	4,123,841	32,209	4,256,087	25,171
San Francisco	2,467,872	38,392	2,521,729	24,455
Boston	1,653,997	28,696	1,702,675	18,396
Seattle	1,165,031	21,479	1,191,591	14,019
Other Markets	12,768	103	12,902	67
Total same store	16,578,123	197,140	17,052,235	154,037

Non-same store/other (2) (3)
Non-same store	3,221,468	4,849	2,727,875	10,965
Other (3)	771,008	618	924,038	7,175
Total non-same store/other	3,992,476	5,467	3,651,913	18,140

Totals	$20,570,599	$202,607	$20,704,148	$172,177

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2016, less properties subsequently sold, which represented 70,117 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2016, plus any properties in lease-up and not stabilized as of January 1, 2016.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.

18.	Subsequent Events/Other

Subsequent Events

Subsequent to December 31, 2017, the Company:

•	Sold two partially owned properties consisting of 331 apartment units for $113.0 million;
•	Entered into $250.0 million of forward starting swaps to hedge changes in interest rates related to future secured or unsecured debt issuances;
•

Repaid $550.0 million of 6.08% mortgage debt prior to the March 1, 2020 maturity date, incurred a prepayment penalty of approximately $22.1 million and wrote-off unamortized deferred financing costs of approximately $0.4 million;

•	Repaid $43.4 million of 5.75% mortgage debt prior to the April 1, 2018 maturity date;
•

Issued $500.0 million of ten-year 3.50% unsecured notes, receiving net proceeds of approximately $497.0 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of  3.61%; and

•	Received approximately $1.6 million to settle two forward starting swaps in conjunction with the issuance of the $500.0 million unsecured notes discussed above.

Other

During the year ended December 31, 2014, the Operating Partnership issued the 3.00% Series P Cumulative Redeemable Preference Units with a liquidation value of approximately $18.4 million in conjunction with the buyout of its partner’s 95% interest in a previously unconsolidated development property.  The Series P Preference Units were classified as a liability due in part to the fact that the holder could put the units back to the Operating Partnership for cash.  Dividends were paid quarterly on the Series P Preference Units.  During the year ended December 31, 2016, the Company purchased all of the issued and outstanding Series P Preference Units at a par value of $18.4 million and retired these units in conjunction with the purchase. In conjunction with this transaction, the Company reduced other liabilities by $18.4 million.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017	3/31	6/30	9/30	12/31
Total revenues	$604,100	$612,480	$624,122	$630,704
Operating income	204,371	210,550	217,786	214,764
Income from continuing operations	149,941	204,160	144,196	130,084
Net income *	149,941	204,160	144,196	130,084
Net income available to Common Shares	142,969	195,268	137,457	124,669
Earnings per share – basic:
Net income available to Common Shares	$0.39	$0.53	$0.37	$0.34
Weighted average Common Shares outstanding	366,605	366,820	366,996	367,442
Earnings per share – diluted:
Net income available to Common Shares	$0.39	$0.53	$0.37	$0.34
Weighted average Common Shares outstanding	382,280	382,692	382,945	383,105

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	3/31	6/30	9/30	12/31
Total revenues	$619,083	$595,154	$606,074	$605,489
Operating income	216,625	206,018	209,373	224,070
Income from continuing operations	3,731,988	228,365	217,246	301,987
Discontinued operations, net	(157)	35	246	394
Net income *	3,731,831	228,400	217,492	302,381
Net income available to Common Shares	3,586,985	218,067	207,543	276,477
Earnings per share – basic:
Net income available to Common Shares	$9.84	$0.60	$0.57	$0.76
Weighted average Common Shares outstanding	364,592	365,047	365,109	365,256
Earnings per share – diluted:
Net income available to Common Shares	$9.76	$0.59	$0.56	$0.75
Weighted average Common Shares outstanding	382,243	382,065	382,373	381,860

* The Company did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended  December 31, 2017 and 2016.  Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

ERP Operating Limited Partnership

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end.  Amounts are in thousands, except for per Unit amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017	3/31	6/30	9/30	12/31
Total revenues	$604,100	$612,480	$624,122	$630,704
Operating income	204,371	210,550	217,786	214,764
Income from continuing operations	149,941	204,160	144,196	130,084
Net income *	149,941	204,160	144,196	130,084
Net income available to Units	148,380	202,622	142,623	129,342
Earnings per Unit – basic:
Net income available to Units	$0.39	$0.53	$0.37	$0.34
Weighted average Units outstanding	379,504	379,733	379,906	380,325
Earnings per Unit – diluted:
Net income available to Units	$0.39	$0.53	$0.37	$0.34
Weighted average Units outstanding	382,280	382,692	382,945	383,105

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016	3/31	6/30	9/30	12/31
Total revenues	$619,083	$595,154	$606,074	$605,489
Operating income	216,625	206,018	209,373	224,070
Income from continuing operations	3,731,988	228,365	217,246	301,987
Discontinued operations, net	(157)	35	246	394
Net income *	3,731,831	228,400	217,492	302,381
Net income available to Units	3,730,294	226,847	215,896	287,546
Earnings per Unit – basic:
Net income available to Units	$9.84	$0.60	$0.57	$0.76
Weighted average Units outstanding	378,289	378,934	379,008	379,081
Earnings per Unit – diluted:
Net income available to Units	$9.76	$0.59	$0.56	$0.75
Weighted average Units outstanding	382,243	382,065	382,373	381,860

* The Operating Partnership did not have any extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2017 and 2016.  Therefore, income before extraordinary items and cumulative effect of change in accounting principle is not shown as it was equal to the net income amounts disclosed above.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Overall Summary

December 31, 2017

	Properties (H)	Apartment Units (H)	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances (1)
Wholly Owned Unencumbered	215	55,954	$19,776,737,815	$(4,363,244,353)	$15,413,493,462	$—
Wholly Owned Encumbered	71	18,497	5,600,381,309	(1,440,591,113)	4,159,790,196	3,316,375,422
Wholly Owned Properties	286	74,451	25,377,119,124	(5,803,835,466)	19,573,283,658	3,316,375,422
Partially Owned Unencumbered	9	1,527	289,986,862	(108,651,639)	181,335,223	—
Partially Owned Encumbered	8	1,688	359,790,405	(127,891,086)	231,899,319	302,346,576
Partially Owned Properties	17	3,215	649,777,267	(236,542,725)	413,234,542	302,346,576
Total Unencumbered Properties	224	57,481	20,066,724,677	(4,471,895,992)	15,594,828,685	—
Total Encumbered Properties	79	20,185	5,960,171,714	(1,568,482,199)	4,391,689,515	3,618,721,998
Total Consolidated Investment in Real Estate	303	77,666	$26,026,896,391	$(6,040,378,191)	$19,986,518,200	$3,618,721,998

(1)	See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2017

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Amount
EQR-Wellfan 2008 LP (R)	10	I	$549,547,007
Archstone Master Property Holdings LLC	13	J	797,306,782
Portfolio/Entity Encumbrances	23		1,346,853,789
Individual Property Encumbrances			2,271,868,209
Total Encumbrances per Financial Statements			$3,618,721,998

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Balance, beginning of year	$25,386,425	$28,542,697	$27,675,383
Acquisitions and development	710,960	832,803	964,645
Improvements	204,113	174,981	186,104
Dispositions and other	(274,602)	(4,164,056)	(283,435)
Balance, end of year (1)	$26,026,896	$25,386,425	$28,542,697

The changes in accumulated depreciation for the years ended December 31, 2017, 2016 and 2015 are as follows:

	2017	2016	2015
Balance, beginning of year	$5,360,389	$6,084,616	$5,432,805
Depreciation	743,749	705,649	765,895
Dispositions and other	(63,760)	(1,429,876)	(114,084)
Balance, end of year (1)	$6,040,378	$5,360,389	$6,084,616

(1)	Balances at December 31, 2015 include assets classified as real estate held for sale.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2017

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/17
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/17	Encumbrances
Wholly Owned Unencumbered:
100 K Street	Washington, D.C.	—	(F)	—	$15,600,000	$30,003,159	$—	$15,600,000	$30,003,159	$45,603,159	$—	$45,603,159	$—
140 Riverside Boulevard	New York, NY	G	2003	354	103,539,100	94,082,725	8,607,947	103,539,100	102,690,672	206,229,772	(44,828,691)	161,401,081	—
160 Riverside Boulevard	New York, NY	G	2001	455	139,933,500	190,964,745	14,965,349	139,933,500	205,930,094	345,863,594	(89,280,987)	256,582,607	—
170 Amsterdam	New York, NY	G	2015	236	—	112,081,768	135,722	—	112,217,490	112,217,490	(11,505,275)	100,712,215	—
175 Kent	Brooklyn, NY	G	2011	113	22,037,831	53,962,169	1,534,419	22,037,831	55,496,588	77,534,419	(14,450,457)	63,083,962	—
180 Montague (fka Brooklyn Heights)	Brooklyn, NY	G	2000	193	32,400,000	92,675,228	3,547,996	32,400,000	96,223,224	128,623,224	(20,134,074)	108,489,150	—
180 Riverside Boulevard	New York, NY	G	1998	516	144,968,250	138,346,681	12,874,009	144,968,250	151,220,690	296,188,940	(67,181,115)	229,007,825	—
1111 Belle Pre (fka The Madison)	Alexandria, VA	G	2014	360	18,937,702	94,759,478	148,954	18,937,702	94,908,432	113,846,134	(17,565,898)	96,280,236	—
1210 Mass	Washington, D.C.	G	2004	144	9,213,513	36,559,189	2,403,479	9,213,513	38,962,668	48,176,181	(16,940,349)	31,235,832	—
1401 E. Madison	Seattle, WA	G	(F)	—	10,401,958	7,932,051	—	10,401,958	7,932,051	18,334,009	—	18,334,009	—
1500 Mass Ave	Washington, D.C.	G	1951	556	54,638,298	40,361,702	14,859,237	54,638,298	55,220,939	109,859,237	(24,493,269)	85,365,968	—
1800 Oak (fka Rosslyn)	Arlington, VA	G	2003	314	31,400,000	109,005,734	3,172,464	31,400,000	112,178,198	143,578,198	(23,997,938)	119,580,260	—
2201 Pershing Drive	Arlington, VA	G	2012	188	11,321,198	49,674,175	2,176,089	11,321,198	51,850,264	63,171,462	(11,636,674)	51,534,788	—
2201 Wilson	Arlington, VA	G	2000	219	21,900,000	78,724,663	3,493,731	21,900,000	82,218,394	104,118,394	(17,067,795)	87,050,599	—
2400 M St	Washington, D.C.	G	2006	359	30,006,593	114,013,785	4,296,314	30,006,593	118,310,099	148,316,692	(49,487,043)	98,829,649	—
249 Third Street (fka Kendall Square II)	Cambridge, MA	G	(F)	—	4,603,326	4,330,982	—	4,603,326	4,330,982	8,934,308	—	8,934,308	—
315 on A	Boston, MA	G	2013	202	14,450,070	115,824,930	623,402	14,450,070	116,448,332	130,898,402	(14,489,301)	116,409,101	—
340 Fremont (fka Rincon Hill)	San Francisco, CA	—	2016	348	42,000,000	247,606,631	4,551	42,000,000	247,611,182	289,611,182	(14,159,585)	275,451,597	—
3003 Van Ness (fka Van Ness)	Washington, D.C.	—	1970	625	56,300,000	141,191,580	5,117,966	56,300,000	146,309,546	202,609,546	(33,088,622)	169,520,924	—
45 Worthington (CityView II)	Boston, MA	—	(F)	—	—	2,349,475	—	—	2,349,475	2,349,475	—	2,349,475	—
420 East 80th Street	New York, NY	—	1961	155	39,277,000	23,026,984	4,675,293	39,277,000	27,702,277	66,979,277	(13,594,720)	53,384,557	—
425 Mass	Washington, D.C.	G	2009	559	28,150,000	138,600,000	3,974,856	28,150,000	142,574,856	170,724,856	(44,144,101)	126,580,755	—
455 Eye Street	Washington, D.C.	G	2017	174	11,941,407	61,030,786	—	11,941,407	61,030,786	72,972,193	(1,082,263)	71,889,930	—
4701 Willard	Chevy Chase, MD	G	1966	517	76,921,130	153,947,682	29,902,775	76,921,130	183,850,457	260,771,587	(50,471,131)	210,300,456	—
4885 Edgemoor Lane	Bethesda, MD	—	(F)	—	—	1,958,883	—	—	1,958,883	1,958,883	—	1,958,883	—
4th and Hill	Los Angeles, CA	—	(F)	—	13,131,456	13,790,436	—	13,131,456	13,790,436	26,921,892	—	26,921,892	—
600 Washington	New York, NY	G	2004	135	32,852,000	43,140,551	870,871	32,852,000	44,011,422	76,863,422	(19,355,357)	57,508,065	—
660 Washington (fka Boston Common)	Boston, MA	G	2006	420	106,100,000	166,311,679	2,888,133	106,100,000	169,199,812	275,299,812	(35,392,580)	239,907,232	—
70 Greene	Jersey City, NJ	G	2010	480	28,108,899	236,763,553	1,657,070	28,108,899	238,420,623	266,529,522	(65,784,128)	200,745,394	—
71 Broadway	New York, NY	G	1997	238	22,611,600	77,492,171	14,064,394	22,611,600	91,556,565	114,168,165	(43,472,173)	70,695,992	—
77 Bluxome	San Francisco, CA	—	2007	102	5,249,124	18,609,876	402,201	5,249,124	19,012,077	24,261,201	(5,178,232)	19,082,969	—
77 Park Avenue (fka Hoboken)	Hoboken, NJ	G	2000	301	27,900,000	168,992,440	6,060,186	27,900,000	175,052,626	202,952,626	(35,032,130)	167,920,496	—
777 Sixth	New York, NY	G	2002	294	65,352,706	65,747,294	3,136,354	65,352,706	68,883,648	134,236,354	(26,152,102)	108,084,252	—
88 Hillside	Daly City, CA	G	2011	95	7,786,800	31,587,325	2,479,165	7,786,800	34,066,490	41,853,290	(8,687,690)	33,165,600	—
855 Brannan	San Francisco, CA	G	(F)	—	41,363,921	255,551,895	249	41,363,921	255,552,144	296,916,065	(1,845,523)	295,070,542	—
Acappella	Pasadena, CA	—	2002	143	5,839,548	29,360,452	2,048,185	5,839,548	31,408,637	37,248,185	(10,041,304)	27,206,881	—
Acton Courtyard	Berkeley, CA	G	2003	71	5,550,000	15,785,509	215,312	5,550,000	16,000,821	21,550,821	(6,583,929)	14,966,892	—
Alban Towers	Washington, D.C.	—	1934	229	18,900,000	89,794,201	3,280,842	18,900,000	93,075,043	111,975,043	(18,879,861)	93,095,182	—
Alborada	Fremont, CA	—	1999	442	24,310,000	59,214,129	9,118,031	24,310,000	68,332,160	92,642,160	(39,048,480)	53,593,680	—
Altitude (fka Village at Howard Hughes, The (Lots 1 & 2))	Los Angeles, CA	—	2016	545	43,783,485	147,964,006	61,899	43,783,485	148,025,905	191,809,390	(8,474,037)	183,335,353	—
Alton, The (fka Millikan)	Irvine, CA	—	2017	344	11,049,027	95,745,832	4,433	11,049,027	95,750,265	106,799,292	(3,470,417)	103,328,875	—
Arbor Terrace	Sunnyvale, CA	—	1979	175	9,057,300	18,483,642	7,806,335	9,057,300	26,289,977	35,347,277	(15,015,023)	20,332,254	—
Artech Building	Berkeley, CA	G	2002	27	1,642,000	9,152,518	493,478	1,642,000	9,645,996	11,287,996	(3,706,713)	7,581,283	—
Artisan on Second	Los Angeles, CA	—	2008	118	8,000,400	36,074,600	880,695	8,000,400	36,955,295	44,955,695	(10,464,974)	34,490,721	—
Artistry Emeryville (fka Emeryville)	Emeryville, CA	—	1994	261	12,300,000	61,466,267	4,320,134	12,300,000	65,786,401	78,086,401	(14,859,853)	63,226,548	—
Atelier	Brooklyn, NY	—	2015	120	32,401,680	47,135,432	276,205	32,401,680	47,411,637	79,813,317	(4,883,375)	74,929,942	—
Avenue Two	Redwood City, CA	—	1972	123	7,995,000	18,005,000	2,027,422	7,995,000	20,032,422	28,027,422	(5,941,287)	22,086,135	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2017

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/17
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/17	Encumbrances
Azure (fka Mission Bay-Block 13)	San Francisco, CA	—	2015	273	32,855,115	152,627,844	141,813	32,855,115	152,769,657	185,624,772	(13,532,368)	172,092,404	—
Bay Hill	Long Beach, CA	—	2002	160	7,600,000	27,437,239	3,327,400	7,600,000	30,764,639	38,364,639	(14,290,928)	24,073,711	—
Beatrice, The	New York, NY	G	2010	302	114,351,405	165,648,595	1,368,317	114,351,405	167,016,912	281,368,317	(40,862,593)	240,505,724	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	—	2000	1	63,158	236,157	2,098	63,158	238,255	301,413	(75,056)	226,357	—
Belle Fontaine	Marina Del Rey, CA	—	2003	102	9,098,808	28,701,192	771,386	9,098,808	29,472,578	38,571,386	(7,870,020)	30,701,366	—
Breakwater at Marina Del Rey	Marina Del Rey, CA	—	1964-1969	224	—	73,189,262	1,974,133	—	75,163,395	75,163,395	(17,008,793)	58,154,602	—
Briarwood (CA)	Sunnyvale, CA	—	1985	192	9,991,500	22,247,278	3,973,927	9,991,500	26,221,205	36,212,705	(16,926,737)	19,285,968	—
Bridford Lakes II	Greensboro, NC	—	(F)	—	200,000	—	—	200,000	—	200,000	—	200,000	—
Brooklyner, The (fka 111 Lawrence)	Brooklyn, NY	G	2010	490	40,099,922	221,438,631	2,859,816	40,099,922	224,298,447	264,398,369	(53,947,636)	210,450,733	—
C on Pico	Los Angeles, CA	—	2014	94	17,125,766	28,074,234	63,493	17,125,766	28,137,727	45,263,493	(2,749,575)	42,513,918	—
Carlyle Mill	Alexandria, VA	—	2002	317	10,000,000	51,367,913	8,305,516	10,000,000	59,673,429	69,673,429	(30,572,284)	39,101,145	—
Cascade	Seattle, WA	G	2017	477	23,751,564	145,844,715	—	23,751,564	145,844,715	169,596,279	(2,364,423)	167,231,856	—
Centennial (fka Centennial Court & Centennial Tower)	Seattle, WA	G	1991/2001	408	9,700,000	70,080,378	11,471,751	9,700,000	81,552,129	91,252,129	(36,965,435)	54,286,694	—
Centre Club Combined	Ontario, CA	—	1994 & 2002	412	7,436,000	33,014,789	8,651,651	7,436,000	41,666,440	49,102,440	(23,210,064)	25,892,376	—
Church Corner	Cambridge, MA	G	1987	85	5,220,000	16,744,643	2,757,280	5,220,000	19,501,923	24,721,923	(9,327,871)	15,394,052	—
City Gate at Cupertino (fka Cupertino)	Cupertino, CA	—	1998	311	40,400,000	95,937,046	7,063,652	40,400,000	103,000,698	143,400,698	(21,491,582)	121,909,116	—
City Pointe	Fullerton, CA	G	2004	183	6,863,792	36,476,208	1,132,781	6,863,792	37,608,989	44,472,781	(12,911,899)	31,560,882	—
City Square Bellevue (fka Bellevue)	Bellevue, WA	G	1998	191	15,100,000	41,876,257	3,341,276	15,100,000	45,217,533	60,317,533	(9,816,078)	50,501,455	—
CityView at Longwood	Boston, MA	G	1970	295	14,704,898	79,195,102	12,908,253	14,704,898	92,103,355	106,808,253	(29,583,293)	77,224,960	—
Clarendon, The	Arlington, VA	G	2005	292	30,400,340	103,824,660	2,206,298	30,400,340	106,030,958	136,431,298	(30,102,780)	106,328,518	—
Cleo, The	Los Angeles, CA	—	1989	92	6,615,467	14,829,335	3,872,824	6,615,467	18,702,159	25,317,626	(8,706,067)	16,611,559	—
Connecticut Heights	Washington, D.C.	—	1974	518	27,600,000	114,002,295	6,582,335	27,600,000	120,584,630	148,184,630	(24,518,831)	123,665,799	—
Corcoran House at DuPont Circle (fka DuPont Circle)	Washington, D.C.	G	1961	138	13,500,000	26,913,113	1,863,273	13,500,000	28,776,386	42,276,386	(6,924,238)	35,352,148	—
Courthouse Plaza	Arlington, VA	G	1990	396	—	87,386,024	5,468,028	—	92,854,052	92,854,052	(21,556,859)	71,297,193	—
Creekside (San Mateo)	San Mateo, CA	—	1985	192	9,606,600	21,193,231	4,232,377	9,606,600	25,425,608	35,032,208	(16,783,870)	18,248,338	—
Cronins Landing	Waltham, MA	G	1998	281	32,300,000	85,119,324	6,002,941	32,300,000	91,122,265	123,422,265	(19,414,857)	104,007,408	—
Crystal Place	Arlington, VA	—	1986	181	17,200,000	47,918,975	3,541,443	17,200,000	51,460,418	68,660,418	(11,376,670)	57,283,748	—
Eagle Canyon	Chino Hills, CA	—	1985	252	1,808,900	16,274,361	9,576,378	1,808,900	25,850,739	27,659,639	(18,419,631)	9,240,008	—
Edgemont at Bethesda Metro	Bethesda, MD	—	1989	122	13,092,552	43,907,448	1,433,098	13,092,552	45,340,546	58,433,098	(11,970,483)	46,462,615	—
Elevé	Glendale, CA	G	2013	208	14,080,560	56,419,440	574,833	14,080,560	56,994,273	71,074,833	(9,935,529)	61,139,304	—
Emerson Place	Boston, MA	G	1962	444	14,855,000	57,566,636	27,713,125	14,855,000	85,279,761	100,134,761	(55,294,608)	44,840,153	—
Encore at Sherman Oaks, The	Sherman Oaks, CA	—	1988	174	8,700,000	25,446,003	1,503,675	8,700,000	26,949,678	35,649,678	(8,805,442)	26,844,236	—
Fountains at Emerald Park (fka Emerald Park)	Dublin, CA	—	2000	324	25,900,000	83,986,217	1,101,209	25,900,000	85,087,426	110,987,426	(18,972,556)	92,014,870	—
Fremont Center	Fremont, CA	G	2002	322	25,800,000	78,753,114	3,691,593	25,800,000	82,444,707	108,244,707	(18,108,606)	90,136,101	—
Gallery, The	Hermosa Beach, CA	—	1971	169	18,144,000	46,567,941	2,765,229	18,144,000	49,333,170	67,477,170	(21,549,332)	45,927,838	—
Garden Garage	Boston, MA	—	(F)	—	—	12,858,392	—	—	12,858,392	12,858,392	—	12,858,392	—
Gateway at Malden Center	Malden, MA	G	1988	203	9,209,780	25,722,666	14,271,535	9,209,780	39,994,201	49,203,981	(23,167,536)	26,036,445	—
Geary Court Yard	San Francisco, CA	—	1990	164	1,722,400	15,471,429	4,981,389	1,722,400	20,452,818	22,175,218	(13,455,847)	8,719,371	—
Girard	Boston, MA	G	2016	160	—	102,450,329	412,971	—	102,863,300	102,863,300	(2,991,518)	99,871,782	—
Hampshire Place	Los Angeles, CA	—	1989	259	10,806,000	30,335,330	5,889,198	10,806,000	36,224,528	47,030,528	(16,825,383)	30,205,145	—
Harbor Steps	Seattle, WA	G	2000	758	59,387,158	158,829,432	28,544,042	59,387,158	187,373,474	246,760,632	(80,511,164)	166,249,468	—
Helios (fka 2nd+Pine)	Seattle, WA	G	2017	398	18,061,674	202,039,273	—	18,061,674	202,039,273	220,100,947	(3,845,290)	216,255,657	—
Heritage at Stone Ridge	Burlington, MA	—	2005	180	10,800,000	31,808,335	2,313,536	10,800,000	34,121,871	44,921,871	(15,330,866)	29,591,005	—
Heritage Ridge	Lynwood, WA	—	1999	197	6,895,000	18,983,597	3,339,062	6,895,000	22,322,659	29,217,659	(10,066,945)	19,150,714	—
Hesby	North Hollywood, CA	—	2013	308	23,299,892	102,700,108	575,827	23,299,892	103,275,935	126,575,827	(17,235,969)	109,339,858	—
Highlands at South Plainfield	South Plainfield, NJ	—	2000	252	10,080,000	37,526,912	1,968,410	10,080,000	39,495,322	49,575,322	(17,281,612)	32,293,710	—
Hikari	Los Angeles, CA	G	2007	128	9,435,760	32,564,240	813,913	9,435,760	33,378,153	42,813,913	(9,383,982)	33,429,931	—
Hudson Crossing	New York, NY	G	2003	259	23,420,000	69,977,699	2,333,449	23,420,000	72,311,148	95,731,148	(33,463,902)	62,267,246	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2017

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/17
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/17	Encumbrances
Hudson Pointe	Jersey City, NJ	—	2003	182	5,350,000	41,114,074	6,026,931	5,350,000	47,141,005	52,491,005	(22,111,343)	30,379,662	—
Hunt Club II	Charlotte, NC	—	(F)	—	100,000	—	—	100,000	—	100,000	—	100,000	—
Ivory Wood	Bothell, WA	—	2000	144	2,732,800	13,888,282	1,259,914	2,732,800	15,148,196	17,880,996	(7,400,504)	10,480,492	—
Jia (fka Chinatown Gateway)	Los Angeles, CA	G	2014	280	14,791,831	77,426,315	281,313	14,791,831	77,707,628	92,499,459	(15,513,371)	76,986,088	—
Junction 47 (fka West Seattle)	Seattle, WA	G	2015	206	11,726,305	56,108,989	36,260	11,726,305	56,145,249	67,871,554	(5,156,854)	62,714,700	—
Kelvin, The (fka Modera)	Irvine, CA	—	2015	194	15,521,552	64,853,448	385,466	15,521,552	65,238,914	80,760,466	(7,677,409)	73,083,057	—
Landings at Port Imperial	W. New York, NJ	—	1999	276	27,246,045	37,741,050	10,790,636	27,246,045	48,531,686	75,777,731	(29,235,083)	46,542,648	—
Lincoln Heights	Quincy, MA	—	1991	336	5,928,400	33,595,262	13,797,904	5,928,400	47,393,166	53,321,566	(34,170,500)	19,151,066	—
Lindley Apartments	Encino, CA	—	2004	129	5,805,000	25,705,000	1,086,410	5,805,000	26,791,410	32,596,410	(8,393,740)	24,202,670	—
Lofts 590	Arlington, VA	—	2005	212	20,100,000	67,909,023	688,579	20,100,000	68,597,602	88,697,602	(13,789,656)	74,907,946	—
Lofts at Kendall Square (fka Kendall Square)	Cambridge, MA	—	1998	186	18,696,674	78,445,657	5,737,350	18,696,674	84,183,007	102,879,681	(17,496,435)	85,383,246	—
Longacre House	New York, NY	G	2000	293	73,170,045	53,962,510	2,572,439	73,170,045	56,534,949	129,704,994	(22,561,960)	107,143,034	—
Longfellow Place	Boston, MA	G	1975	710	47,096,917	150,143,916	86,838,642	47,096,917	236,982,558	284,079,475	(154,305,979)	129,773,496	—
Mantena	New York, NY	G	2012	98	22,346,513	61,501,158	813,638	22,346,513	62,314,796	84,661,309	(13,828,043)	70,833,266	—
Marina 41 (fka Marina Del Rey)	Marina Del Rey, CA	—	1973	623	—	168,842,442	6,492,153	—	175,334,595	175,334,595	(40,843,073)	134,491,522	—
Mariposa at Playa Del Rey (fka Playa Del Rey)	Playa Del Rey, CA	—	2004	354	60,900,000	89,311,482	5,201,127	60,900,000	94,512,609	155,412,609	(21,025,902)	134,386,707	—
Milano Lofts	Los Angeles, CA	G	1925/2006	99	8,125,216	27,378,784	1,088,041	8,125,216	28,466,825	36,592,041	(6,979,083)	29,612,958	—
Mosaic at Metro	Hyattsville, MD	—	2008	260	—	59,580,898	955,743	—	60,536,641	60,536,641	(19,462,344)	41,074,297	—
Mountain View Redevelopment	Mountain View, CA	—	(F)	—	—	17,876	—	—	17,876	17,876	—	17,876	—
Mozaic at Union Station	Los Angeles, CA	—	2007	272	8,500,000	52,529,446	2,126,281	8,500,000	54,655,727	63,155,727	(22,181,465)	40,974,262	—
Murray Hill Tower (fka Murray Hill)	New York, NY	G	1974	270	75,800,000	102,705,401	8,886,567	75,800,000	111,591,968	187,391,968	(25,690,086)	161,701,882	—
North Pier at Harborside	Jersey City, NJ	—	2003	297	4,000,159	94,290,590	4,047,215	4,000,159	98,337,805	102,337,964	(46,111,052)	56,226,912	—
Northglen	Valencia, CA	—	1988	234	9,360,000	20,778,553	4,506,094	9,360,000	25,284,647	34,644,647	(14,197,899)	20,446,748	—
Northpark	Burlingame, CA	—	1972	510	38,607,000	77,472,217	13,899,131	38,607,000	91,371,348	129,978,348	(32,707,629)	97,270,719	—
Northridge	Pleasant Hill, CA	—	1974	221	5,524,000	14,691,705	10,828,364	5,524,000	25,520,069	31,044,069	(18,623,618)	12,420,451	—
Oak Park Combined	Agoura Hills, CA	—	1989 & 1990	444	3,390,700	30,517,274	10,331,701	3,390,700	40,848,975	44,239,675	(30,282,737)	13,956,938	—
Oakwood Boston	Boston, MA	G	1901	94	22,200,000	28,672,979	1,616,791	22,200,000	30,289,770	52,489,770	(7,037,665)	45,452,105	—
Oakwood Crystal City	Arlington, VA	—	1987	162	15,400,000	35,474,336	3,757,149	15,400,000	39,231,485	54,631,485	(8,406,119)	46,225,366	—
Oakwood Marina Del Rey	Marina Del Rey, CA	G	1969	597	—	120,795,359	2,723,823	—	123,519,182	123,519,182	(29,036,612)	94,482,570	—
Oaks	Santa Clarita, CA	—	2000	520	23,400,000	61,020,438	5,585,786	23,400,000	66,606,224	90,006,224	(34,133,995)	55,872,229	—
Ocean Crest	Solana Beach, CA	—	1986	146	5,111,200	11,910,438	4,250,627	5,111,200	16,161,065	21,272,265	(10,492,882)	10,779,383	—
Odin (fka Tallman)	Seattle, WA	—	2015	301	16,807,519	63,645,480	9,233	16,807,519	63,654,713	80,462,232	(5,819,185)	74,643,047	—
Old Town Lofts	Redmond, WA	G	2014	149	7,740,467	44,146,181	784,750	7,740,467	44,930,931	52,671,398	(5,125,092)	47,546,306	—
One Henry Adams	San Francisco, CA	G	2016	241	30,224,393	137,031,168	6,724	30,224,393	137,037,892	167,262,285	(5,417,321)	161,844,964	—
Pacific Place	Los Angeles, CA	—	2008	430	32,250,000	110,750,000	1,483,644	32,250,000	112,233,644	144,483,644	(23,253,190)	121,230,454	—
Packard Building	Seattle, WA	G	2010	61	5,911,041	19,954,959	226,050	5,911,041	20,181,009	26,092,050	(2,148,366)	23,943,684	—
Parc 77	New York, NY	G	1903	137	40,504,000	18,025,679	6,041,700	40,504,000	24,067,379	64,571,379	(12,290,428)	52,280,951	—
Parc Cameron	New York, NY	G	1927	166	37,600,000	9,855,597	7,300,028	37,600,000	17,155,625	54,755,625	(10,340,621)	44,415,004	—
Parc Coliseum	New York, NY	G	1910	177	52,654,000	23,045,751	8,978,751	52,654,000	32,024,502	84,678,502	(16,948,295)	67,730,207	—
Parc East Towers	New York, NY	G	1977	324	102,163,000	108,989,402	10,236,255	102,163,000	119,225,657	221,388,657	(48,273,891)	173,114,766	—
Parc on Powell (fka Parkside at Emeryville)	Emeryville, CA	G	2015	173	16,667,059	65,071,885	224,676	16,667,059	65,296,561	81,963,620	(6,675,129)	75,288,491	—
Park at Pentagon Row (fka Pentagon City)	Arlington, VA	G	1990	298	28,300,000	78,838,184	1,995,147	28,300,000	80,833,331	109,133,331	(17,268,528)	91,864,803	—
Park Connecticut	Washington, D.C.	—	2000	142	13,700,000	59,087,519	1,447,815	13,700,000	60,535,334	74,235,334	(12,311,907)	61,923,427	—
Park Hacienda (fka Hacienda)	Pleasanton, CA	—	2000	540	43,200,000	128,753,359	2,520,251	43,200,000	131,273,610	174,473,610	(29,930,085)	144,543,525	—
Park West (CA)	Los Angeles, CA	—	1987/1990	444	3,033,500	27,302,383	10,420,073	3,033,500	37,722,456	40,755,956	(27,786,714)	12,969,242	—
Parkside	Union City, CA	—	1979	208	6,246,700	11,827,453	5,452,846	6,246,700	17,280,299	23,526,999	(11,589,006)	11,937,993	—
Pearl, The	Seattle, WA	G	2008	80	6,972,585	26,527,415	556,995	6,972,585	27,084,410	34,056,995	(2,841,186)	31,215,809	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2017

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/17
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/17	Encumbrances
Pegasus	Los Angeles, CA	G	1949/2003	322	18,094,052	81,905,948	4,943,360	18,094,052	86,849,308	104,943,360	(26,155,411)	78,787,949	—
Playa Pacifica	Hermosa Beach, CA	—	1972	285	35,100,000	33,473,822	22,912,647	35,100,000	56,386,469	91,486,469	(25,547,975)	65,938,494	—
Portofino	Chino Hills, CA	—	1989	176	3,572,400	14,660,994	3,713,205	3,572,400	18,374,199	21,946,599	(12,779,600)	9,166,999	—
Portofino (Val)	Valencia, CA	—	1989	216	8,640,000	21,487,126	5,380,999	8,640,000	26,868,125	35,508,125	(15,359,183)	20,148,942	—
Portside Towers	Jersey City, NJ	G	1992-1997	527	22,487,006	96,842,913	21,767,146	22,487,006	118,610,059	141,097,065	(80,249,602)	60,847,463	—
Potrero 1010	San Francisco, CA	G	2016	453	40,830,011	178,932,843	16,775	40,830,011	178,949,618	219,779,629	(11,563,892)	208,215,737	—
Prado (fka Glendale)	Glendale, CA	—	1988	264	—	67,977,313	3,211,660	—	71,188,973	71,188,973	(15,429,230)	55,759,743	—
Prime, The	Arlington, VA	—	2002	256	32,000,000	64,436,539	1,417,186	32,000,000	65,853,725	97,853,725	(27,697,067)	70,156,658	—
Prism at Park Avenue South (fka 400 Park Avenue South)	New York, NY	G	2015	269	76,292,169	172,553,723	90,272	76,292,169	172,643,995	248,936,164	(18,802,832)	230,133,332	—
Promenade at Town Center I & II	Valencia, CA	—	2001	564	28,200,000	69,795,915	8,077,724	28,200,000	77,873,639	106,073,639	(38,490,478)	67,583,161	—
Providence	Bothell, WA	—	2000	200	3,573,621	19,055,505	2,051,612	3,573,621	21,107,117	24,680,738	(10,234,226)	14,446,512	—
Quarry Hills	Quincy, MA	—	2006	316	26,900,000	84,411,162	2,089,632	26,900,000	86,500,794	113,400,794	(19,076,341)	94,324,453	—
Radius Koreatown	Los Angeles, CA	—	2014/2016	301	32,494,154	84,645,202	22,940	32,494,154	84,668,142	117,162,296	(2,949,192)	114,213,104	—
Red 160 (fka Redmond Way)	Redmond, WA	G	2011	250	15,546,376	65,320,010	1,166,488	15,546,376	66,486,498	82,032,874	(16,019,260)	66,013,614	—
Redmond Court	Bellevue, WA	—	1977	206	10,300,000	33,488,745	900,433	10,300,000	34,389,178	44,689,178	(8,390,947)	36,298,231	—
Regency Palms	Huntington Beach, CA	—	1969	310	1,857,400	16,713,254	6,014,242	1,857,400	22,727,496	24,584,896	(17,510,000)	7,074,896	—
Renaissance Villas	Berkeley, CA	G	1998	34	2,458,000	4,542,000	184,192	2,458,000	4,726,192	7,184,192	(1,859,882)	5,324,310	—
Reserve at Empire Lakes	Rancho Cucamonga, CA	—	2005	467	16,345,000	73,080,670	3,031,630	16,345,000	76,112,300	92,457,300	(33,721,496)	58,735,804	—
Reserve at Mountain View (fka Mountain View)	Mountain View, CA	—	1965	180	27,000,000	33,029,605	6,606,368	27,000,000	39,635,973	66,635,973	(8,901,550)	57,734,423	—
Reserve at Potomac Yard	Alexandria, VA	—	2002	588	11,918,917	68,862,641	13,703,091	11,918,917	82,565,732	94,484,649	(38,310,647)	56,174,002	—
Reserve at Town Center I-III (WA)	Mill Creek, WA	G	2001, 2009, 2014	584	16,768,705	77,511,523	3,631,274	16,768,705	81,142,797	97,911,502	(30,389,852)	67,521,650	—
Residences at Westgate I (fka Westgate II)	Pasadena, CA	G	2014	252	17,859,785	109,033,369	244,721	17,859,785	109,278,090	127,137,875	(16,997,966)	110,139,909	—
Residences at Westgate II (fka Westgate III)	Pasadena, CA	G	2015	88	12,118,248	40,420,828	50,108	12,118,248	40,470,936	52,589,184	(4,259,073)	48,330,111	—
Rianna I	Seattle, WA	G	2000	78	2,268,160	14,864,482	594,152	2,268,160	15,458,634	17,726,794	(5,412,019)	12,314,775	—
Rianna II	Seattle, WA	G	2002	78	2,161,840	14,433,614	387,624	2,161,840	14,821,238	16,983,078	(5,134,291)	11,848,787	—
Ridgewood Village I&II	San Diego, CA	—	1997	408	11,809,500	34,004,048	5,628,651	11,809,500	39,632,699	51,442,199	(24,659,415)	26,782,784	—
Riva Terra I (fka Redwood Shores)	Redwood City, CA	—	1986	304	34,963,355	84,587,658	3,238,246	34,963,355	87,825,904	122,789,259	(20,223,427)	102,565,832	—
Riva Terra II (fka Harborside)	Redwood City, CA	—	1986	149	17,136,645	40,536,531	2,064,253	17,136,645	42,600,784	59,737,429	(9,084,137)	50,653,292	—
Riverpark	Redmond, WA	G	2009	321	14,355,000	80,894,049	3,514,535	14,355,000	84,408,584	98,763,584	(21,590,814)	77,172,770	—
Rosecliff II	Quincy, MA	—	2005	130	4,922,840	30,202,160	1,107,943	4,922,840	31,310,103	36,232,943	(9,015,949)	27,216,994	—
Sakura Crossing	Los Angeles, CA	G	2009	230	14,641,990	42,858,010	945,394	14,641,990	43,803,404	58,445,394	(13,215,641)	45,229,753	—
Seventh & James	Seattle, WA	—	1992	96	663,800	5,974,803	3,891,414	663,800	9,866,217	10,530,017	(7,394,440)	3,135,577	—
Sheffield Court	Arlington, VA	—	1986	597	3,342,381	31,337,332	14,580,051	3,342,381	45,917,383	49,259,764	(35,827,987)	13,431,777	—
Skycrest	Valencia, CA	—	1999	264	10,560,000	25,574,457	4,456,198	10,560,000	30,030,655	40,590,655	(17,139,075)	23,451,580	—
Skylark	Union City, CA	—	1986	174	1,781,600	16,731,916	5,392,507	1,781,600	22,124,423	23,906,023	(13,428,913)	10,477,110	—
Skyline Terrace	Burlingame, CA	—	1967 & 1987	138	16,836,000	35,414,000	5,163,764	16,836,000	40,577,764	57,413,764	(13,281,197)	44,132,567	—
Skyline Towers	Falls Church, VA	G	1971	939	78,278,200	91,485,591	43,209,046	78,278,200	134,694,637	212,972,837	(72,629,553)	140,343,284	—
SoMa II	San Francisco, CA	—	(F)	—	29,406,606	5,393,139	—	29,406,606	5,393,139	34,799,745	—	34,799,745	—
Sonterra at Foothill Ranch	Foothill Ranch, CA	—	1997	300	7,503,400	24,048,507	5,811,134	7,503,400	29,859,641	37,363,041	(18,657,410)	18,705,631	—
South City Station (fka South San Francisco)	San Francisco, CA	G	2007	360	68,900,000	79,476,861	2,784,286	68,900,000	82,261,147	151,161,147	(18,547,168)	132,613,979	—
Southwood	Palo Alto, CA	—	1985	100	6,936,600	14,324,069	4,215,343	6,936,600	18,539,412	25,476,012	(12,007,752)	13,468,260	—
Springbrook Estates	Riverside, CA	—	(F)	—	18,200,000	—	—	18,200,000	—	18,200,000	—	18,200,000	—
Springline	Seattle, WA	G	2016	136	9,163,666	47,910,981	149,570	9,163,666	48,060,551	57,224,217	(2,733,027)	54,491,190	—
Summerset Village II	Chatsworth, CA	—	(F)	—	260,646	—	—	260,646	—	260,646	—	260,646	—
Summit at Sausalito (fka Sausalito)	Sausalito, CA	—	1978	198	26,000,000	28,435,024	6,286,153	26,000,000	34,721,177	60,721,177	(9,412,796)	51,308,381	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2017

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/17
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/17	Encumbrances
Ten23 (fka 500 West 23rd Street)	New York, NY	G	2011	111	—	58,881,873	200,907	—	59,082,780	59,082,780	(12,278,031)	46,804,749	—
Terraces, The	San Francisco, CA	G	1975	117	14,087,610	16,314,151	1,262,327	14,087,610	17,576,478	31,664,088	(5,789,387)	25,874,701	—
Third Square	Cambridge, MA	G	2008/2009	471	26,767,171	218,822,728	6,733,059	26,767,171	225,555,787	252,322,958	(70,108,714)	182,214,244	—
Three20	Seattle, WA	G	2013	134	7,030,766	29,005,762	729,045	7,030,766	29,734,807	36,765,573	(5,577,508)	31,188,065	—
Town Center South Commercial Tract	St. Charles, MD	—	(F)	—	1,500,000	9,394	—	1,500,000	9,394	1,509,394	—	1,509,394	—
Town Square at Mark Center II	Alexandria, VA	—	2001	272	15,568,464	55,029,607	3,744,364	15,568,464	58,773,971	74,342,435	(19,047,027)	55,295,408	—
Urbana (fka Market Street Landing)	Seattle, WA	G	2014	287	12,542,418	75,766,505	346,564	12,542,418	76,113,069	88,655,487	(14,010,017)	74,645,470	—
Uwajimaya Village	Seattle, WA	—	2002	176	8,800,000	22,188,288	1,728,090	8,800,000	23,916,378	32,716,378	(10,901,158)	21,815,220	—
Vantage Pointe	San Diego, CA	G	2009	679	9,403,960	190,596,040	9,156,867	9,403,960	199,752,907	209,156,867	(59,435,552)	149,721,315	—
Veloce	Redmond, WA	G	2009	322	15,322,724	76,176,594	1,246,516	15,322,724	77,423,110	92,745,834	(17,729,126)	75,016,708	—
Venn at Main	Bellevue, WA	G	2016	350	26,626,498	151,653,323	139,573	26,626,498	151,792,896	178,419,394	(3,058,972)	175,360,422	—
Verde Condominium Homes (fka Mission Verde, LLC)	San Jose, CA	—	1986	108	5,190,700	9,679,109	4,309,244	5,190,700	13,988,353	19,179,053	(9,877,543)	9,301,510	—
Veridian (fka Silver Spring)	Silver Spring, MD	G	2009	457	18,539,817	130,407,365	3,078,639	18,539,817	133,486,004	152,025,821	(39,137,932)	112,887,889	—
Villa Solana	Laguna Hills, CA	—	1984	272	1,665,100	14,985,678	9,752,842	1,665,100	24,738,520	26,403,620	(19,582,595)	6,821,025	—
Village at Del Mar Heights, The (fka Del Mar Heights)	San Diego, CA	—	1986	168	15,100,000	40,859,396	1,315,901	15,100,000	42,175,297	57,275,297	(9,628,990)	47,646,307	—
Vintage	Ontario, CA	—	2005-2007	300	7,059,230	47,677,762	1,233,489	7,059,230	48,911,251	55,970,481	(20,304,558)	35,665,923	—
Virginia Square	Arlington, VA	G	2002	231	—	85,940,003	4,594,826	—	90,534,829	90,534,829	(18,797,549)	71,737,280	—
Vista 99 (fka Tasman)	San Jose, CA	—	2016	554	27,709,329	176,023,094	113,479	27,709,329	176,136,573	203,845,902	(12,631,445)	191,214,457	—
Vista Del Lago	Mission Viejo, CA	—	1986-1988	608	4,525,800	40,736,293	16,741,744	4,525,800	57,478,037	62,003,837	(46,045,156)	15,958,681	—
Vista on Courthouse	Arlington, VA	—	2008	220	15,550,260	69,449,740	1,823,317	15,550,260	71,273,057	86,823,317	(23,435,882)	63,387,435	—
Walden Park	Cambridge, MA	—	1966	232	12,448,888	52,044,448	4,293,327	12,448,888	56,337,775	68,786,663	(17,603,707)	51,182,956	—
Water Park Towers	Arlington, VA	—	1989	362	34,400,000	108,485,859	9,546,702	34,400,000	118,032,561	152,432,561	(25,460,371)	126,972,190	—
Watertown Square	Watertown, MA	G	2005	134	16,800,000	34,074,056	1,348,261	16,800,000	35,422,317	52,222,317	(7,618,267)	44,604,050	—
West 96th	New York, NY	G	1987	207	84,800,000	67,055,502	5,265,243	84,800,000	72,320,745	157,120,745	(17,919,572)	139,201,173	—
West End Apartments (fka Emerson Place/CRP II)	Boston, MA	G	2008	310	469,546	163,123,022	2,821,262	469,546	165,944,284	166,413,830	(55,691,880)	110,721,950	—
Westchester at Rockville	Rockville, MD	—	2009	192	10,600,000	44,135,207	703,338	10,600,000	44,838,545	55,438,545	(9,691,644)	45,746,901	—
Westmont	New York, NY	G	1986	163	64,900,000	61,143,259	2,724,370	64,900,000	63,867,629	128,767,629	(14,415,326)	114,352,303	—
Westside	Los Angeles, CA	—	2004	204	34,200,000	56,962,630	2,861,832	34,200,000	59,824,462	94,024,462	(12,610,533)	81,413,929	—
Westside Barrington (fka Westside Villas III)	Los Angeles, CA	—	1999	36	3,060,000	5,538,871	920,282	3,060,000	6,459,153	9,519,153	(3,618,136)	5,901,017	—
Westside Barry (Westside Villas VI)	Los Angeles, CA	—	1989	18	1,530,000	3,023,523	599,854	1,530,000	3,623,377	5,153,377	(2,053,667)	3,099,710	—
Westside Beloit (fka Westside Villas I)	Los Angeles, CA	—	1999	21	1,785,000	3,233,254	628,089	1,785,000	3,861,343	5,646,343	(2,239,628)	3,406,715	—
Westside Bundy (fka Westside Villas II)	Los Angeles, CA	—	1999	23	1,955,000	3,541,435	642,479	1,955,000	4,183,914	6,138,914	(2,324,838)	3,814,076	—
Westside Butler (fka Westside Villas IV)	Los Angeles, CA	—	1999	36	3,060,000	5,539,390	949,817	3,060,000	6,489,207	9,549,207	(3,619,180)	5,930,027	—
Westside Villas (fka Westside Villas V &VII)	Los Angeles, CA	—	1999 & 2001	113	9,605,000	19,983,385	2,493,267	9,605,000	22,476,652	32,081,652	(12,289,331)	19,792,321	—
Windridge (CA)	Laguna Niguel, CA	—	1989	344	2,662,900	23,985,497	10,800,566	2,662,900	34,786,063	37,448,963	(25,964,327)	11,484,636	—
Wood Creek I	Pleasant Hill, CA	—	1987	256	9,729,900	23,009,768	8,661,346	9,729,900	31,671,114	41,401,014	(21,717,920)	19,683,094	—
Management Business	Chicago, IL	—	(D)	—	—	—	112,328,951	—	112,328,951	112,328,951	(92,675,414)	19,653,537	—
Operating Partnership	Chicago, IL	—	(F)	—	—	9,047,067	—	—	9,047,067	9,047,067	—	9,047,067	—
Other	N/A	—	—	—	—	—	70,353	—	70,353	70,353	(15,311)	55,042	—
Wholly Owned Unencumbered				55,954	4,618,857,608	14,026,732,412	1,131,147,795	4,618,857,608	15,157,880,207	19,776,737,815	(4,363,244,353)	15,413,493,462	—

Wholly Owned Encumbered:
101 West End	New York, NY	G	2000	506	190,600,000	131,374,708	4,465,890	190,600,000	135,840,598	326,440,598	(33,939,026)	292,501,572	103,730,409
1401 Joyce on Pentagon Row	Arlington, VA	—	2004	326	9,780,000	89,668,165	4,811,215	9,780,000	94,479,380	104,259,380	(31,540,500)	72,718,880	57,354,529
2501 Porter	Washington, D.C.	—	1988	202	13,000,000	75,271,179	4,572,192	13,000,000	79,843,371	92,843,371	(16,734,740)	76,108,631	(J)
300 East 39th (fka East 39th)	New York, NY	G	2001	254	48,900,000	96,174,639	3,532,467	48,900,000	99,707,106	148,607,106	(21,799,732)	126,807,374	60,451,283
303 East 83rd (fka Camargue)	New York, NY	G	1976	261	79,400,000	79,122,624	3,673,574	79,400,000	82,796,198	162,196,198	(18,995,345)	143,200,853	(J)
425 Broadway	Santa Monica, CA	G	2001	101	12,600,000	34,394,772	3,577,985	12,600,000	37,972,757	50,572,757	(8,081,082)	42,491,675	(J)

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2017

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/17
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/17	Encumbrances
55 West Fifth I & II (fka Townhouse Plaza and Gardens)	San Mateo, CA	—	1964/1972	241	21,041,710	71,931,323	12,415,912	21,041,710	84,347,235	105,388,945	(21,523,119)	83,865,826	26,356,053
800 Sixth Ave (fka Chelsea)	New York, NY	G	2003	266	59,900,000	155,861,605	2,180,446	59,900,000	158,042,051	217,942,051	(32,855,478)	185,086,573	77,654,125
929 Mass (fka 929 House)	Cambridge, MA	G	1975	127	3,252,993	21,745,595	6,801,241	3,252,993	28,546,836	31,799,829	(17,379,493)	14,420,336	578,381
Academy Village	North Hollywood, CA	—	1989	248	25,000,000	23,593,194	8,511,551	25,000,000	32,104,745	57,104,745	(18,102,739)	39,002,006	19,965,907
Alcyone	Seattle, WA	G	2004	162	11,379,497	49,360,503	973,758	11,379,497	50,334,261	61,713,758	(7,663,311)	54,050,447	28,247,417
Arches, The	Sunnyvale, CA	—	1974	410	26,650,000	62,850,000	1,807,099	26,650,000	64,657,099	91,307,099	(20,704,043)	70,603,056	(I)
Artisan Square	Northridge, CA	—	2002	140	7,000,000	20,537,359	1,462,204	7,000,000	21,999,563	28,999,563	(11,523,867)	17,475,696	22,757,833
Avanti	Anaheim, CA	—	1987	162	12,960,000	18,497,682	3,682,239	12,960,000	22,179,921	35,139,921	(9,463,903)	25,676,018	25,012,978
Avenir Apartments	Boston, MA	G	2009	241	—	114,321,618	1,981,881	—	116,303,499	116,303,499	(24,093,714)	92,209,785	88,921,043
Bella Vista I, II, III Combined	Woodland Hills, CA	—	2003-2007	579	31,682,754	121,095,786	6,014,382	31,682,754	127,110,168	158,792,922	(53,777,824)	105,015,098	57,907,496
Berkeleyan	Berkeley, CA	G	1998	56	4,377,000	16,022,110	382,895	4,377,000	16,405,005	20,782,005	(6,678,279)	14,103,726	8,194,316
Calvert Woodley	Washington, D.C.	—	1962	136	12,600,000	43,527,379	2,058,223	12,600,000	45,585,602	58,185,602	(10,036,657)	48,148,945	(J)
Carmel Terrace	San Diego, CA	—	1988-1989	384	2,288,300	20,596,281	11,891,883	2,288,300	32,488,164	34,776,464	(26,616,700)	8,159,764	(I)
Chelsea Square	Redmond, WA	—	1991	113	3,397,100	9,289,074	2,525,829	3,397,100	11,814,903	15,212,003	(7,732,982)	7,479,021	9,219,668
Citrus Suites	Santa Monica, CA	—	1978	70	9,000,000	16,950,326	1,886,846	9,000,000	18,837,172	27,837,172	(4,064,530)	23,772,642	(J)
Cleveland House	Washington, D.C.	—	1953	214	18,300,000	66,392,414	3,953,014	18,300,000	70,345,428	88,645,428	(15,198,718)	73,446,710	(J)
Columbia Crossing	Arlington, VA	—	1991	247	23,500,000	53,045,073	2,637,583	23,500,000	55,682,656	79,182,656	(12,776,595)	66,406,061	(J)
Deerwood (SD)	San Diego, CA	—	1990	316	2,082,095	18,739,815	14,811,438	2,082,095	33,551,253	35,633,348	(28,255,938)	7,377,410	(I)
Del Mar Ridge	San Diego, CA	—	1998	181	7,801,824	36,948,176	3,819,678	7,801,824	40,767,854	48,569,678	(14,687,909)	33,881,769	39,502,426
Estancia at Santa Clara (fka Santa Clara)	Santa Clara, CA	—	2000	450	—	123,759,804	1,306,632	—	125,066,436	125,066,436	(27,568,376)	97,498,060	(J)
Fairchase	Fairfax, VA	—	2007	392	23,500,000	87,722,321	956,574	23,500,000	88,678,895	112,178,895	(18,576,327)	93,602,568	(J)
Fairfield	Stamford, CT	G	1996	263	6,510,200	39,690,120	7,711,222	6,510,200	47,401,342	53,911,542	(32,614,560)	21,296,982	31,314,687
Fine Arts Building	Berkeley, CA	G	2004	100	7,817,000	26,462,772	379,630	7,817,000	26,842,402	34,659,402	(10,821,726)	23,837,676	15,964,066
Flats at DuPont Circle	Washington, D.C.	—	1967	306	35,200,000	108,768,198	1,152,022	35,200,000	109,920,220	145,120,220	(22,256,517)	122,863,703	(J)
Gaia Building	Berkeley, CA	G	2000	91	7,113,000	25,623,826	317,100	7,113,000	25,940,926	33,053,926	(10,427,553)	22,626,373	14,501,551
Gaithersburg Station	Gaithersburg, MD	G	2013	389	17,500,000	74,678,917	814,507	17,500,000	75,493,424	92,993,424	(15,197,790)	77,795,634	95,368,543
Glo	Los Angeles, CA	G	2008	201	16,047,022	48,650,963	3,068,235	16,047,022	51,719,198	67,766,220	(14,061,824)	53,704,396	32,031,227
Hathaway	Long Beach, CA	—	1987	385	2,512,500	22,611,912	9,165,543	2,512,500	31,777,455	34,289,955	(24,359,922)	9,930,033	46,479,980
Heights on Capitol Hill	Seattle, WA	G	2006	104	5,425,000	21,138,028	1,483,284	5,425,000	22,621,312	28,046,312	(9,090,011)	18,956,301	25,887,074
Kelvin Court (fka Alta Pacific)	Irvine, CA	—	2008	132	10,752,145	34,628,115	648,366	10,752,145	35,276,481	46,028,626	(11,953,874)	34,074,752	26,226,033
Kenwood Mews	Burbank, CA	—	1991	141	14,100,000	24,662,883	3,580,534	14,100,000	28,243,417	42,343,417	(12,733,507)	29,609,910	(I)
La Terrazza at Colma Station	Colma, CA	G	2005	155	—	41,251,044	1,206,497	—	42,457,541	42,457,541	(16,832,082)	25,625,459	24,987,438
Laguna Clara	Santa Clara, CA	—	1972	264	13,642,420	29,707,475	4,969,596	13,642,420	34,677,071	48,319,491	(18,383,225)	29,936,266	(I)
Liberty Park	Braintree, MA	—	2000	202	5,977,504	26,749,111	6,357,010	5,977,504	33,106,121	39,083,625	(17,080,472)	22,003,153	24,956,877
Liberty Tower	Arlington, VA	G	2008	235	16,382,822	83,817,078	1,975,311	16,382,822	85,792,389	102,175,211	(26,194,514)	75,980,697	43,515,440
Longview Place	Waltham, MA	—	2004	348	20,880,000	90,255,509	5,422,745	20,880,000	95,678,254	116,558,254	(41,854,802)	74,703,452	70,793,963
Market Street Village	San Diego, CA	—	2006	229	13,740,000	40,757,301	2,123,013	13,740,000	42,880,314	56,620,314	(18,041,199)	38,579,115	(I)
Metro on First	Seattle, WA	G	2002	102	8,540,000	12,209,981	2,141,118	8,540,000	14,351,099	22,891,099	(5,948,086)	16,943,013	22,629,291
Mill Creek	Milpitas, CA	—	1991	516	12,858,693	57,168,503	9,899,985	12,858,693	67,068,488	79,927,181	(33,621,630)	46,305,551	69,262,254
Moda	Seattle, WA	G	2009	251	12,649,228	36,842,012	1,017,073	12,649,228	37,859,085	50,508,313	(12,489,032)	38,019,281	(K)
Montierra (CA)	San Diego, CA	—	1990	272	8,160,000	29,360,938	7,947,448	8,160,000	37,308,386	45,468,386	(24,130,197)	21,338,189	(I)
Olympus Towers	Seattle, WA	G	2000	328	14,752,034	73,335,425	8,745,325	14,752,034	82,080,750	96,832,784	(39,929,257)	56,903,527	49,788,935
Park Place at San Mateo (fka San Mateo)	San Mateo, CA	G	2001	575	71,900,000	211,907,141	11,404,928	71,900,000	223,312,069	295,212,069	(47,760,787)	247,451,282	(J)
Reserve at Clarendon Centre, The	Arlington, VA	G	2003	252	10,500,000	52,812,935	4,599,506	10,500,000	57,412,441	67,912,441	(28,603,885)	39,308,556	(I)
Reserve at Eisenhower, The	Alexandria, VA	—	2002	226	6,500,000	34,585,060	3,865,452	6,500,000	38,450,512	44,950,512	(19,227,311)	25,723,201	(I)
Reserve at Fairfax Corner	Fairfax, VA	—	2001	652	15,804,057	63,129,051	11,326,169	15,804,057	74,455,220	90,259,277	(38,763,866)	51,495,411	84,677,136
Siena Terrace	Lake Forest, CA	—	1988	356	8,900,000	24,083,024	7,129,612	8,900,000	31,212,636	40,112,636	(20,109,124)	20,003,512	64,414,512
Skyview	Rancho Santa Margarita, CA	—	1999	260	3,380,000	21,952,863	5,298,716	3,380,000	27,251,579	30,631,579	(16,612,037)	14,019,542	47,183,965
SoMa Square Apartments (fka South Market)	San Francisco, CA	G	1986	410	79,900,000	177,316,977	9,300,349	79,900,000	186,617,326	266,517,326	(38,289,333)	228,227,993	(J)

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2017

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/17
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/17	Encumbrances
Square One	Seattle, WA	—	2014	112	7,222,544	26,277,456	29,629	7,222,544	26,307,085	33,529,629	(4,313,830)	29,215,799	(K)
Summerset Village	Chatsworth, CA	—	1985	280	2,629,804	23,670,889	7,787,016	2,629,804	31,457,905	34,087,709	(22,465,064)	11,622,645	38,007,297
Talleyrand	Tarrytown, NY	—	1997-1998	300	12,000,000	49,838,160	6,352,043	12,000,000	56,190,203	68,190,203	(31,701,891)	36,488,312	34,811,455
Teresina	Chula Vista, CA	—	2000	440	28,600,000	61,916,670	5,715,027	28,600,000	67,631,697	96,231,697	(29,443,097)	66,788,600	38,425,773
Toscana	Irvine, CA	—	1991/1993	563	39,410,000	50,806,072	17,577,052	39,410,000	68,383,124	107,793,124	(37,833,043)	69,960,081	98,047,399
Touriel Building	Berkeley, CA	G	2004	35	2,736,000	7,810,027	186,222	2,736,000	7,996,249	10,732,249	(3,315,964)	7,416,285	4,969,645
Town Square at Mark Center I (fka Millbrook I)	Alexandria, VA	—	1996	406	24,360,000	86,178,714	7,407,814	24,360,000	93,586,528	117,946,528	(41,076,185)	76,870,343	60,225,838
Vantage Hollywood	Los Angeles, CA	—	1987	298	42,580,326	56,014,674	457,365	42,580,326	56,472,039	99,052,365	(7,801,330)	91,251,035	41,416,137
Versailles	Woodland Hills, CA	—	1991	253	12,650,000	33,656,292	7,159,381	12,650,000	40,815,673	53,465,673	(21,305,317)	32,160,356	30,347,501
Versailles (K-Town)	Los Angeles, CA	—	2008	225	10,590,975	44,409,025	1,547,377	10,590,975	45,956,402	56,547,377	(15,658,207)	40,889,170	45,964,864
Victor on Venice	Los Angeles, CA	G	2006	115	10,350,000	35,433,437	797,872	10,350,000	36,231,309	46,581,309	(14,701,990)	31,879,319	(I)
Vintage at 425 Broadway (fka Promenade)	Santa Monica, CA	G	1934/2001	60	9,000,000	13,961,523	1,555,558	9,000,000	15,517,081	24,517,081	(3,564,636)	20,952,445	(J)
West 54th	New York, NY	G	2001	222	60,900,000	48,193,837	3,225,501	60,900,000	51,419,338	112,319,338	(12,886,577)	99,432,761	47,667,759
Westgate (fka Westgate I)	Pasadena, CA	—	2010	480	22,898,848	133,484,573	2,262,866	22,898,848	135,747,439	158,646,287	(32,510,875)	126,135,412	95,981,749
Woodleaf	Campbell, CA	—	1984	178	8,550,600	16,988,183	5,069,445	8,550,600	22,057,628	30,608,228	(14,254,057)	16,354,171	17,819,380
Portfolio/Entity Encumbrances (1)				—	—	—	—	—	—	—	—	—	1,346,853,789
Wholly Owned Encumbered				18,497	1,401,915,995	3,881,590,219	316,875,095	1,401,915,995	4,198,465,314	5,600,381,309	(1,440,591,113)	4,159,790,196	3,316,375,422

Partially Owned Unencumbered:
2300 Elliott	Seattle, WA	—	1992	92	796,800	7,173,725	6,717,795	796,800	13,891,520	14,688,320	(10,921,953)	3,766,367	—
Canyon Ridge	San Diego, CA	—	1989	162	4,869,448	11,955,064	3,954,912	4,869,448	15,909,976	20,779,424	(10,552,909)	10,226,515	—
Country Oaks	Agoura Hills, CA	—	1985	256	6,105,000	29,561,865	6,647,900	6,105,000	36,209,765	42,314,765	(19,712,219)	22,602,546	—
Harrison Square (fka Elliot Bay)	Seattle, WA	G	1992	166	7,600,000	35,844,345	5,069,730	7,600,000	40,914,075	48,514,075	(9,358,506)	39,155,569	—
Monterra in Mill Creek	Mill Creek, WA	—	2003	139	2,800,000	13,255,123	1,003,101	2,800,000	14,258,224	17,058,224	(6,620,281)	10,437,943	—
Rosecliff	Quincy, MA	—	1990	156	5,460,000	15,721,570	3,530,721	5,460,000	19,252,291	24,712,291	(12,249,762)	12,462,529	—
Strayhorse at Arrowhead Ranch	Glendale, AZ	—	1998	136	4,400,000	12,968,002	802,003	4,400,000	13,770,005	18,170,005	(6,164,596)	12,005,409	—
Via Ventura (CA) (fka Ventura)	Ventura, CA	—	2002	192	8,600,000	44,308,202	845,940	8,600,000	45,154,142	53,754,142	(10,983,822)	42,770,320	—
Wood Creek II (fka Willow Brook (CA))	Pleasant Hill, CA	—	1985	228	5,055,000	38,388,672	6,551,944	5,055,000	44,940,616	49,995,616	(22,087,591)	27,908,025	—
Partially Owned Unencumbered				1,527	45,686,248	209,176,568	35,124,046	45,686,248	244,300,614	289,986,862	(108,651,639)	181,335,223	—

Partially Owned Encumbered:
Bellevue Meadows	Bellevue, WA	—	1983	180	4,507,100	12,574,814	5,487,604	4,507,100	18,062,418	22,569,518	(12,705,342)	9,864,176	16,504,927
Canyon Creek (CA)	San Ramon, CA	—	1984	268	5,425,000	18,812,120	7,580,209	5,425,000	26,392,329	31,817,329	(16,113,349)	15,703,980	28,129,557
Lantern Cove	Foster City, CA	—	1985	232	6,945,000	23,064,976	6,401,023	6,945,000	29,465,999	36,410,999	(17,362,236)	19,048,763	36,410,267
Schooner Bay I	Foster City, CA	—	1985	168	5,345,000	20,390,618	5,132,524	5,345,000	25,523,142	30,868,142	(15,015,057)	15,853,085	28,825,496
Schooner Bay II	Foster City, CA	—	1985	144	4,550,000	18,064,764	4,600,065	4,550,000	22,664,829	27,214,829	(13,411,541)	13,803,288	26,130,631
Surrey Downs	Bellevue, WA	—	1986	122	3,057,100	7,848,618	3,159,103	3,057,100	11,007,721	14,064,821	(7,377,616)	6,687,205	9,810,499
Virgil Square	Los Angeles, CA	—	1979	142	5,500,000	15,216,613	2,890,085	5,500,000	18,106,698	23,606,698	(8,612,798)	14,993,900	9,877,693
Wisconsin Place	Chevy Chase, MD	—	2009	432	—	172,089,355	1,148,714	—	173,238,069	173,238,069	(37,293,147)	135,944,922	146,657,506
Partially Owned Encumbered				1,688	35,329,200	288,061,878	36,399,327	35,329,200	324,461,205	359,790,405	(127,891,086)	231,899,319	302,346,576

Total Consolidated Investment in Real Estate				77,666	$6,101,789,051	$18,405,561,077	$1,519,546,263	$6,101,789,051	$19,925,107,340	$26,026,896,391	$(6,040,378,191)	$19,986,518,200	$3,618,721,998

(1)	See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2017

NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $1,548,960,951 as of December 31, 2017.
(B)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2017 was approximately $14.8 billion (unaudited).
(C)

The life to compute depreciation for building is 30 years, for building improvements ranges from 5 to 15 years, for furniture & fixtures, replacements and renovations is 5 to 10 years and for lease intangibles is the average remaining term of each respective lease.

(D)

This asset consists of various acquisition dates and largely represents furniture, fixtures and equipment, leasehold improvements and computer equipment and software costs owned by the Management Business, which are generally depreciated over periods ranging from 3 to 7 years.

(E)	Primarily represents capital expenditures for building improvements, replacements and renovations incurred subsequent to each property’s acquisition date.
(F)	Primarily represents land and/or construction-in-progress on projects either held for future development or projects currently under development.
(G)	A portion of these properties includes and/or will include retail/commercial space (including parking garages).
(H)	Total properties and apartment units exclude two unconsolidated properties containing 945 apartment units.
(I)	Through (J) See Encumbrances Reconciliation schedule.
(K)	Boot property for Bond Partnership mortgage pool.