Form 10-Q
period 2018-03-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2018-05-03
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on April 27, 2018 was 368,213,717.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2018 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of March 31, 2018 owned an approximate 96.3% ownership interest in, ERPOP.  The remaining 3.7% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Investment in real estate
Land	$5,960,804	$5,996,024
Depreciable property	19,798,353	19,768,362
Projects under development	96,609	163,547
Land held for development	102,851	98,963
Investment in real estate	25,958,617	26,026,896
Accumulated depreciation	(6,173,047)	(6,040,378)
Investment in real estate, net	19,785,570	19,986,518
Cash and cash equivalents	44,453	50,647
Investments in unconsolidated entities	59,091	58,254
Restricted deposits	50,258	50,115
Other assets	444,498	425,065
Total assets	$20,383,870	$20,570,599

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$2,894,344	$3,618,722
Notes, net	5,530,815	5,038,812
Line of credit and commercial paper	234,318	299,757
Accounts payable and accrued expenses	167,481	114,766
Accrued interest payable	69,753	58,035
Other liabilities	335,957	341,852
Security deposits	64,748	65,009
Distributions payable	206,794	192,828
Total liabilities	9,504,210	9,729,781

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	354,567	366,955
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of March 31, 2018 and December 31, 2017	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 368,211,911 shares issued and outstanding as of March 31, 2018 and 368,018,082 shares issued and outstanding as of December 31, 2017	3,682	3,680
Paid in capital	8,910,306	8,886,586
Retained earnings	1,415,638	1,403,530
Accumulated other comprehensive income (loss)	(77,734)	(88,612)
Total shareholders’ equity	10,289,172	10,242,464
Noncontrolling Interests:
Operating Partnership	234,628	226,691
Partially Owned Properties	1,293	4,708
Total Noncontrolling Interests	235,921	231,399
Total equity	10,525,093	10,473,863
Total liabilities and equity	$20,383,870	$20,570,599

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2018	2017
REVENUES
Rental income	$632,831	$603,920
Fee and asset management	185	180
Total revenues	633,016	604,100
EXPENSES
Property and maintenance	108,202	102,608
Real estate taxes and insurance	91,914	81,728
Property management	23,444	22,252
General and administrative	16,278	14,173
Depreciation	196,309	178,968
Total expenses	436,147	399,729

Operating income	196,869	204,371

Interest and other income	5,880	601
Other expenses	(3,441)	(1,090)
Interest:
Expense incurred, net	(116,104)	(106,210)
Amortization of deferred financing costs	(3,679)	(2,296)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of real estate properties and land parcels	79,525	95,376
Income and other tax (expense) benefit	(213)	(262)
Income (loss) from investments in unconsolidated entities	(977)	(1,073)
Net gain (loss) on sales of real estate properties	142,213	36,707
Net gain (loss) on sales of land parcels	—	19,193
Net income	220,548	149,941
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(8,059)	(5,411)
Partially Owned Properties	(680)	(788)
Net income attributable to controlling interests	211,809	143,742
Preferred distributions	(773)	(773)
Net income available to Common Shares	$211,036	$142,969

Earnings per share – basic:
Net income available to Common Shares	$0.57	$0.39
Weighted average Common Shares outstanding	367,800	366,605

Earnings per share – diluted:
Net income available to Common Shares	$0.57	$0.39
Weighted average Common Shares outstanding	383,018	382,280

Distributions declared per Common Share outstanding	$0.54	$0.50375

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2018	2017
Comprehensive income:
Net income	$220,548	$149,941
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	6,087	—
Losses reclassified into earnings from other comprehensive income	4,791	4,583
Other comprehensive income (loss)	10,878	4,583
Comprehensive income	231,426	154,524
Comprehensive (income) attributable to Noncontrolling Interests	(9,139)	(6,366)
Comprehensive income attributable to controlling interests	$222,287	$148,158

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$220,548	$149,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	196,309	178,968
Amortization of deferred financing costs	3,679	2,296
Amortization of above/below market lease intangibles	1,098	856
Amortization of discounts and premiums on debt	1,532	1,130
Amortization of deferred settlements on derivative instruments	4,788	4,580
Write-off of pursuit costs	931	715
(Income) loss from investments in unconsolidated entities	977	1,073
Distributions from unconsolidated entities – return on capital	615	648
Net (gain) loss on sales of real estate properties	(142,213)	(36,707)
Net (gain) loss on sales of land parcels	—	(19,193)
Net (gain) loss on debt extinguishment	22,110	11,698
Compensation paid with Company Common Shares	10,278	7,873
Changes in assets and liabilities:
(Increase) decrease in other assets	(15,396)	(11,059)
Increase (decrease) in accounts payable and accrued expenses	48,997	42,472
Increase (decrease) in accrued interest payable	11,718	13,437
Increase (decrease) in other liabilities	(4,692)	(45,324)
Increase (decrease) in security deposits	(261)	500
Net cash provided by operating activities	361,018	303,904
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(54,134)	—
Investment in real estate – development/other	(40,813)	(103,291)
Capital expenditures to real estate	(36,747)	(39,297)
Non-real estate capital additions	(1,191)	(289)
Interest capitalized for real estate under development	(1,688)	(8,238)
Proceeds from disposition of real estate, net	284,670	80,064
Investments in unconsolidated entities	(2,799)	(1,704)
Distributions from unconsolidated entities – return of capital	—	113
Net cash provided by (used for) investing activities	147,298	(72,642)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(4,345)	$—
Mortgage notes payable, net:
Lump sum payoffs	(725,639)	(351,774)
Scheduled principal repayments	(1,720)	(1,964)
Net gain (loss) on debt extinguishment	(22,110)	(11,698)
Notes, net:
Proceeds	497,010	—
Line of credit and commercial paper:
Line of credit proceeds	415,000	—
Line of credit repayments	(415,000)	—
Commercial paper proceeds	1,107,561	1,310,188
Commercial paper repayments	(1,173,000)	(1,015,500)
Proceeds from (payments on) settlement of derivative instruments	1,638	—
Proceeds from Employee Share Purchase Plan (ESPP)	1,681	1,574
Proceeds from exercise of options	1,600	3,142
Payment of offering costs	(26)	(21)
Contributions – Noncontrolling Interests – Partially Owned Properties	125	125
Contributions – Noncontrolling Interests – Operating Partnership	1	—
Distributions:
Common Shares	(185,484)	(184,302)
Preferred Shares	(773)	(1,545)
Noncontrolling Interests – Operating Partnership	(6,666)	(7,218)
Noncontrolling Interests – Partially Owned Properties	(4,220)	(5,134)
Net cash provided by (used for) financing activities	(514,367)	(264,127)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(6,051)	(32,865)
Cash and cash equivalents and restricted deposits, beginning of period	100,762	219,088
Cash and cash equivalents and restricted deposits, end of period	$94,711	$186,223

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$44,453	$42,139
Restricted deposits	50,258	144,084
Total cash and cash equivalents and restricted deposits, end of period	$94,711	$186,223

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2018	2017
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$96,404	$86,668
Net cash paid for income and other taxes	$462	$468
Amortization of deferred financing costs:
Other assets	$603	$603
Mortgage notes payable, net	$2,084	$794
Notes, net	$992	$899
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$897	$525
Notes, net	$635	$605
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(3)
Accumulated other comprehensive income	$4,791	$4,583
Write-off of pursuit costs:
Investment in real estate, net	$931	$685
Other assets	$—	$10
Accounts payable and accrued expenses	$—	$20
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$627	$701
Other liabilities	$350	$372
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(9,132)	$1,106
Notes, net	$(2,289)	$(1,106)
Other liabilities	$5,334	$—
Accumulated other comprehensive income	$6,087	$—
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(2,079)	$(804)
Other liabilities	$(720)	$(900)
Debt financing costs:
Notes, net	$(4,345)	$—
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$1,638	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)

(Unaudited)

Quarter Ended
March 31, 2018
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$37,280
Balance, end of period	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,680
Exercise of share options	1
Share-based employee compensation expense:
Restricted shares	1
Balance, end of period	$3,682
PAID IN CAPITAL
Balance, beginning of year	$8,886,586
Common Share Issuance:
Conversion of OP Units into Common Shares	134
Exercise of share options	1,599
Employee Share Purchase Plan (ESPP)	1,681
Share-based employee compensation expense:
Restricted shares	2,622
Share options	7,338
ESPP discount	297
Offering costs	(26)
Supplemental Executive Retirement Plan (SERP)	83
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	12,831
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(2,839)
Balance, end of period	$8,910,306
RETAINED EARNINGS
Balance, beginning of year	$1,403,530
Net income attributable to controlling interests	211,809
Common Share distributions	(198,928)
Preferred Share distributions	(773)
Balance, end of period	$1,415,638
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(88,612)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	6,087
Losses reclassified into earnings from other comprehensive income	4,791
Balance, end of period	$(77,734)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)

(Amounts in thousands)

(Unaudited)

Quarter Ended
March 31, 2018
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$226,691
Issuance of restricted units to Noncontrolling Interests	1
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(134)
Equity compensation associated with Noncontrolling Interests	4,803
Net income attributable to Noncontrolling Interests	8,059
Distributions to Noncontrolling Interests	(7,188)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(443)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	2,839
Balance, end of period	$234,628
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,708
Net income attributable to Noncontrolling Interests	680
Contributions by Noncontrolling Interests	125
Distributions to Noncontrolling Interests	(4,220)
Balance, end of period	$1,293

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31,	December 31,
	2018	2017
ASSETS
Investment in real estate
Land	$5,960,804	$5,996,024
Depreciable property	19,798,353	19,768,362
Projects under development	96,609	163,547
Land held for development	102,851	98,963
Investment in real estate	25,958,617	26,026,896
Accumulated depreciation	(6,173,047)	(6,040,378)
Investment in real estate, net	19,785,570	19,986,518
Cash and cash equivalents	44,453	50,647
Investments in unconsolidated entities	59,091	58,254
Restricted deposits	50,258	50,115
Other assets	444,498	425,065
Total assets	$20,383,870	$20,570,599

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$2,894,344	$3,618,722
Notes, net	5,530,815	5,038,812
Line of credit and commercial paper	234,318	299,757
Accounts payable and accrued expenses	167,481	114,766
Accrued interest payable	69,753	58,035
Other liabilities	335,957	341,852
Security deposits	64,748	65,009
Distributions payable	206,794	192,828
Total liabilities	9,504,210	9,729,781

Commitments and contingencies

Redeemable Limited Partners	354,567	366,955
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,329,626	10,293,796
Limited Partners	234,628	226,691
Accumulated other comprehensive income (loss)	(77,734)	(88,612)
Total partners’ capital	10,523,800	10,469,155
Noncontrolling Interests – Partially Owned Properties	1,293	4,708
Total capital	10,525,093	10,473,863
Total liabilities and capital	$20,383,870	$20,570,599

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2018	2017
REVENUES
Rental income	$632,831	$603,920
Fee and asset management	185	180
Total revenues	633,016	604,100
EXPENSES
Property and maintenance	108,202	102,608
Real estate taxes and insurance	91,914	81,728
Property management	23,444	22,252
General and administrative	16,278	14,173
Depreciation	196,309	178,968
Total expenses	436,147	399,729

Operating income	196,869	204,371

Interest and other income	5,880	601
Other expenses	(3,441)	(1,090)
Interest:
Expense incurred, net	(116,104)	(106,210)
Amortization of deferred financing costs	(3,679)	(2,296)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of real estate properties and land parcels	79,525	95,376
Income and other tax (expense) benefit	(213)	(262)
Income (loss) from investments in unconsolidated entities	(977)	(1,073)
Net gain (loss) on sales of real estate properties	142,213	36,707
Net gain (loss) on sales of land parcels	—	19,193
Net income	220,548	149,941
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(680)	(788)
Net income attributable to controlling interests	$219,868	$149,153
ALLOCATION OF NET INCOME:
Preference Units	$773	$773

General Partner	$211,036	$142,969
Limited Partners	8,059	5,411
Net income available to Units	$219,095	$148,380

Earnings per Unit – basic:
Net income available to Units	$0.57	$0.39
Weighted average Units outstanding	380,663	379,504

Earnings per Unit – diluted:
Net income available to Units	$0.57	$0.39
Weighted average Units outstanding	383,018	382,280

Distributions declared per Unit outstanding	$0.54	$0.50375

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2018	2017
Comprehensive income:
Net income	$220,548	$149,941
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	6,087	—
Losses reclassified into earnings from other comprehensive income	4,791	4,583
Other comprehensive income (loss)	10,878	4,583
Comprehensive income	231,426	154,524
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(680)	(788)
Comprehensive income attributable to controlling interests	$230,746	$153,736

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$220,548	$149,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	196,309	178,968
Amortization of deferred financing costs	3,679	2,296
Amortization of above/below market lease intangibles	1,098	856
Amortization of discounts and premiums on debt	1,532	1,130
Amortization of deferred settlements on derivative instruments	4,788	4,580
Write-off of pursuit costs	931	715
(Income) loss from investments in unconsolidated entities	977	1,073
Distributions from unconsolidated entities – return on capital	615	648
Net (gain) loss on sales of real estate properties	(142,213)	(36,707)
Net (gain) loss on sales of land parcels	—	(19,193)
Net (gain) loss on debt extinguishment	22,110	11,698
Compensation paid with Company Common Shares	10,278	7,873
Changes in assets and liabilities:
(Increase) decrease in other assets	(15,396)	(11,059)
Increase (decrease) in accounts payable and accrued expenses	48,997	42,472
Increase (decrease) in accrued interest payable	11,718	13,437
Increase (decrease) in other liabilities	(4,692)	(45,324)
Increase (decrease) in security deposits	(261)	500
Net cash provided by operating activities	361,018	303,904
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(54,134)	—
Investment in real estate – development/other	(40,813)	(103,291)
Capital expenditures to real estate	(36,747)	(39,297)
Non-real estate capital additions	(1,191)	(289)
Interest capitalized for real estate under development	(1,688)	(8,238)
Proceeds from disposition of real estate, net	284,670	80,064
Investments in unconsolidated entities	(2,799)	(1,704)
Distributions from unconsolidated entities – return of capital	—	113
Net cash provided by (used for) investing activities	147,298	(72,642)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(4,345)	$—
Mortgage notes payable, net:
Lump sum payoffs	(725,639)	(351,774)
Scheduled principal repayments	(1,720)	(1,964)
Net gain (loss) on debt extinguishment	(22,110)	(11,698)
Notes, net:
Proceeds	497,010	—
Line of credit and commercial paper:
Line of credit proceeds	415,000	—
Line of credit repayments	(415,000)	—
Commercial paper proceeds	1,107,561	1,310,188
Commercial paper repayments	(1,173,000)	(1,015,500)
Proceeds from (payments on) settlement of derivative instruments	1,638	—
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	1,681	1,574
Proceeds from exercise of EQR options	1,600	3,142
Payment of offering costs	(26)	(21)
Contributions – Noncontrolling Interests – Partially Owned Properties	125	125
Contributions – Limited Partners	1	—
Distributions:
OP Units – General Partner	(185,484)	(184,302)
Preference Units	(773)	(1,545)
OP Units – Limited Partners	(6,666)	(7,218)
Noncontrolling Interests – Partially Owned Properties	(4,220)	(5,134)
Net cash provided by (used for) financing activities	(514,367)	(264,127)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(6,051)	(32,865)
Cash and cash equivalents and restricted deposits, beginning of period	100,762	219,088
Cash and cash equivalents and restricted deposits, end of period	$94,711	$186,223

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$44,453	$42,139
Restricted deposits	50,258	144,084
Total cash and cash equivalents and restricted deposits, end of period	$94,711	$186,223

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2018	2017
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$96,404	$86,668
Net cash paid for income and other taxes	$462	$468
Amortization of deferred financing costs:
Other assets	$603	$603
Mortgage notes payable, net	$2,084	$794
Notes, net	$992	$899
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$897	$525
Notes, net	$635	$605
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(3)
Accumulated other comprehensive income	$4,791	$4,583
Write-off of pursuit costs:
Investment in real estate, net	$931	$685
Other assets	$—	$10
Accounts payable and accrued expenses	$—	$20
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$627	$701
Other liabilities	$350	$372
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(9,132)	$1,106
Notes, net	$(2,289)	$(1,106)
Other liabilities	$5,334	$—
Accumulated other comprehensive income	$6,087	$—
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(2,079)	$(804)
Other liabilities	$(720)	$(900)
Debt financing costs:
Notes, net	$(4,345)	$—
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$1,638	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(Amounts in thousands)

(Unaudited)

Quarter Ended
March 31, 2018
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$37,280
Balance, end of period	$37,280
GENERAL PARTNER
Balance, beginning of year	$10,293,796
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	134
Exercise of EQR share options	1,600
EQR’s Employee Share Purchase Plan (ESPP)	1,681
Share-based employee compensation expense:
EQR restricted shares	2,623
EQR share options	7,338
EQR ESPP discount	297
Net income available to Units – General Partner	211,036
OP Units – General Partner distributions	(198,928)
Offering costs	(26)
Supplemental Executive Retirement Plan (SERP)	83
Change in market value of Redeemable Limited Partners	12,831
Adjustment for Limited Partners ownership in Operating Partnership	(2,839)
Balance, end of period	$10,329,626
LIMITED PARTNERS
Balance, beginning of year	$226,691
Issuance of restricted units to Limited Partners	1
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(134)
Equity compensation associated with Units – Limited Partners	4,803
Net income available to Units – Limited Partners	8,059
Units – Limited Partners distributions	(7,188)
Change in carrying value of Redeemable Limited Partners	(443)
Adjustment for Limited Partners ownership in Operating Partnership	2,839
Balance, end of period	$234,628
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(88,612)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	6,087
Losses reclassified into earnings from other comprehensive income	4,791
Balance, end of period	$(77,734)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands)

(Unaudited)

Quarter Ended
March 31, 2018
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,708
Net income attributable to Noncontrolling Interests	680
Contributions by Noncontrolling Interests	125
Distributions to Noncontrolling Interests	(4,220)
Balance, end of period	$1,293

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

EQR is the general partner of, and as of March 31, 2018 owned an approximate 96.3% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues public equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of March 31, 2018, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 303 properties located in 10 states and the District of Columbia consisting of 78,399 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	282	73,160
Master-Leased Properties – Consolidated	2	759
Partially Owned Properties – Consolidated	17	3,535
Partially Owned Properties – Unconsolidated	2	945
	303	78,399

Note: Effective February 1, 2018, the Company took over management of one of its Master-Leased properties containing 94 apartment units located in Boston.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications did not have an impact on net income previously reported.  Operating results for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

The balance sheets at December 31, 2017 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new leases standard which sets out principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessors and lessees).  The new standard requires the following:

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard entitled Revenue from Contracts with Customers that superseded nearly all existing revenue recognition guidance.  The new standard specifically excludes lease revenue.  The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Companies will likely need to use more judgment and make more estimates than under current revenue recognition guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  The Company selected the modified retrospective transition method as of the date of adoption as required effective January 1, 2018.  Approximately 94% of rental income consists of revenue from leasing arrangements, which is specifically excluded from the standard (included as leasing revenue in the table below).  The Company analyzed its remaining revenue streams, inclusive of fee and asset management and gains and losses on sales, and concluded these revenue streams have the same timing and pattern of revenue recognition under the new guidance, and therefore the Company had no changes in revenue recognition with the adoption of the new standard.  As such, adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity/capital or cash flows.

For the remaining approximately 6% of rental income that is subject to the new revenue recognition standard, the Company’s disaggregated revenue streams are disclosed in the table below for the quarter ended March 31, 2018.  These revenue streams have the same timing and pattern of revenue recognition across our reportable segments, with consistent allocations between the leasing and revenue recognition standards.  The revenue streams and percentages are comparable with the percentage of rental income for the quarter ended March 31, 2017.

The following table presents the disaggregation of revenue streams of our rental income for the quarter ended March 31, 2018 (amounts in thousands):

		Quarter Ended March 31, 2018
Revenue Stream	Applicable Standard	Amount of Rental Income	Percentage of Rental Income
Leasing revenue	Leases	$592,813	93.7%
Utility recoveries (“RUBS”)	Revenue Recognition	15,375	2.4%
Parking revenue	Revenue Recognition	7,797	1.2%
Other revenue	Revenue Recognition	16,846	2.7%
Rental income		$632,831	100.0%

Additionally, as part of the new revenue recognition standard, the FASB issued amendments related to partial sales of real estate (see further discussion below).  Adoption of the new partial sales standard did not result in a change of accounting for the Company related to its disposition process.  We concluded that the Company’s typical dispositions will continue to meet the criteria for sale and associated profit recognition under both new standards.

In January 2016, the FASB issued a new standard which requires companies to measure all equity securities with readily determinable fair values at fair value on the balance sheet, with changes in fair value recognized in net income.  The Company adopted this new standard as required effective January 1, 2018 and it did not have a material effect on its consolidated results of operations or financial position.

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

The new standards must be applied retrospectively to all periods presented in the consolidated financial statements.  The Company adopted the new standard in the fourth quarter of 2017 and will continue to apply the look-through approach for distributions received from equity method investees.  While overall cash flows did not change, there are changes between cash flow classifications due primarily to the debt prepayment penalties that the Company has incurred in the comparative period.  As of March 31, 2017, the following cash flows were reclassified (amounts in thousands):

	Quarter Ended March 31, 2017
	As Originally Presented	Reclassification Adjustments	As Presented Herein
Cash Flows from Operating Activities:
Amortization of discounts and premiums on debt	$1,637	$(507)	$1,130
Net (gain) loss on debt extinguishment	$—	$11,698	$11,698
(Increase) decrease in deposits - restricted	$256	$(256)	$—
(Increase) decrease in mortgage deposits	$315	$(315)	$—
Net cash provided by operating activities	$293,284	$10,620	$303,904

Cash Flows from Investing Activities:
(Increase) decrease in deposits on real estate acquisitions and investments, net	$637	$(637)	$—
(Increase) decrease in mortgage deposits	$(1,030)	$1,030	$—
Net cash provided by (used for) investing activities	$(73,035)	$393	$(72,642)

Cash Flows from Financing Activities:
Mortgage deposits	$(2,381)	$2,381	$—
Mortgage notes payable, net: Net gain (loss) on debt extinguishment	$—	$(11,698)	$(11,698)
Line of credit and commercial paper: Commercial paper proceeds	$1,309,681	$507	$1,310,188
Net cash (used for) financing activities	$(255,317)	$(8,810)	$(264,127)

Cash and cash equivalents, beginning of period	$77,207
(adjustments for restricted deposits, beginning of period)		$141,881
Cash and cash equivalents and restricted deposits, beginning of period			$219,088

Cash and cash equivalents, end of period	$42,139
(adjustments for restricted deposits, end of period)		$144,084
Cash and cash equivalents and restricted deposits, end of period			$186,223

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

In February 2017, the FASB issued a new standard which clarifies the accounting treatment for partial sales of nonfinancial assets (i.e. real estate).  The standard clarifies that partial sales transactions include contributions of nonfinancial assets to a joint venture or other noncontrolled investee.  Companies must recognize a full gain or loss on transfers of nonfinancial assets to equity method investees.  The standard requires companies to derecognize distinct nonfinancial assets or distinct in substance nonfinancial assets in partial sale transactions when it does not have a controlling financial interest in the legal entity that holds the asset and transfers control of the asset.  Once the distinct nonfinancial asset is transferred, the company is required to measure any non-controlling interest it receives or retains at fair value and recognize a full gain or loss on the transaction.  If a company transfers ownership interests in a consolidated subsidiary and continues to maintain a controlling financial interest, the company does not derecognize the assets or liabilities, and accounts for the transaction as an equity transaction and no gain or loss is recognized.  The Company adopted this new standard concurrently with the new revenue recognition standard as required effective January 1, 2018.  The Company has not had a partial sale of nonfinancial assets in the current or comparative periods, therefore the adoption of this standard did not have a material impact on its consolidated results of operations and financial position.

Other

The Company is the controlling partner in various consolidated partnerships owning 17 properties consisting of 3,535 apartment units having a noncontrolling interest book value of $1.3 million at March 31, 2018.  The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries.  Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning four properties having a noncontrolling interest deficit balance of $8.7 million.  These four partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements.  As of March 31, 2018, the Company estimates the value of Noncontrolling Interest distributions for these four properties would have been approximately $66.3 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the four Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on March 31, 2018 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units) for the quarter ended March 31, 2018:

2018
Common Shares
Common Shares outstanding at January 1,	368,018,082
Common Shares Issued:
Conversion of OP Units	5,000
Exercise of share options	45,391
Employee Share Purchase Plan (ESPP)	35,177
Restricted share grants, net	108,261
Common Shares outstanding at March 31,	368,211,911
Units
Units outstanding at January 1,	13,768,438
Restricted unit grants, net	263,048
Conversion of OP Units to Common Shares	(5,000)
Units outstanding at March 31,	14,026,486
Total Common Shares and Units outstanding at March 31,	382,238,397
Units Ownership Interest in Operating Partnership	3.7%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at March 31, 2018 and December 31, 2017.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total.  Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above.  As of March 31, 2018, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $354.6 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the quarter ended March 31, 2018 (amounts in thousands):

2018
Balance at January 1,	$366,955
Change in market value	(12,831)
Change in carrying value	443
Balance at March 31,	$354,567

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

The following table presents the Company’s issued and outstanding Preferred Shares as of March 31, 2018 and December 31, 2017:

			Amounts in thousands
		Annual
	Call	Dividend Per	March 31,	December 31,
	Date (1)	Share (2)	2018	2017
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding as of March 31, 2018 and December 31, 2017	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)

On or after the call date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the quarter ended March 31, 2018:

2018
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	381,786,520
Issued to General Partner:
Exercise of EQR share options	45,391
EQR’s Employee Share Purchase Plan (ESPP)	35,177
EQR’s restricted share grants, net	108,261
Issued to Limited Partners:
Restricted unit grants, net	263,048
General and Limited Partner Units outstanding at March 31,	382,238,397
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,768,438
Limited Partner restricted unit grants, net	263,048
Conversion of Limited Partner OP Units to EQR Common Shares	(5,000)
Limited Partner Units outstanding at March 31,	14,026,486
Limited Partner Units Ownership Interest in Operating Partnership	3.7%

The Limited Partners of the Operating Partnership as of March 31, 2018 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units.  Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis.  The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units.  Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR.  Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at March 31, 2018 and December 31, 2017.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total.  Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above.  As of March 31, 2018, the Redeemable Limited Partner Units have a redemption value of approximately $354.6 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the quarter ended March 31, 2018 (amounts in thousands):

2018
Balance at January 1,	$366,955
Change in market value	(12,831)
Change in carrying value	443
Balance at March 31,	$354,567

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of March 31, 2018 and December 31, 2017:

			Amounts in thousands
		Annual
	Call	Dividend Per	March 31,	December 31,
	Date (1)	Unit (2)	2018	2017
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding as of March 31, 2018 and December 31, 2017	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No shares were repurchased during the quarter ended March 31, 2018.  As of March 31, 2018, EQR has remaining authorization to repurchase up to 13.0 million of its shares under the repurchase program.

4.	Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018	December 31, 2017
Land	$5,960,804	$5,996,024
Depreciable property:
Buildings and improvements	17,748,897	17,743,042
Furniture, fixtures and equipment	1,575,934	1,548,961
In-Place lease intangibles	473,522	476,359
Projects under development:
Land	30,605	43,226
Construction-in-progress	66,004	120,321
Land held for development:
Land	62,538	62,538
Construction-in-progress	40,313	36,425
Investment in real estate	25,958,617	26,026,896
Accumulated depreciation	(6,173,047)	(6,040,378)
Investment in real estate, net	$19,785,570	$19,986,518

The following table summarizes the carrying amounts for the Company’s above and below market ground and retail lease intangibles as of March 31, 2018 and December 31, 2017 (amounts in thousands):

Description	Balance Sheet Location	March 31, 2018	December 31, 2017
Assets
Ground lease intangibles – below market	Other Assets	$191,918	$191,918
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		193,178	193,178
Accumulated amortization		(23,562)	(22,434)
Lease intangible assets, net		$169,616	$170,744

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,270
Lease intangible liabilities		7,670	7,670
Accumulated amortization		(5,173)	(5,143)
Lease intangible liabilities, net		$2,497	$2,527

The following table provides a summary of the effect of the amortization for above and below market ground and retail lease intangibles on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2018 and 2017, respectively (amounts in thousands):

		Quarter Ended March 31,
Description	Income Statement Location	2018	2017
Ground lease intangible amortization	Property and Maintenance	$(1,116)	$(1,080)
Retail lease intangible amortization	Rental Income	18	224
Total amortization of above/below market lease intangibles		$(1,098)	$(856)

The following table provides a summary of the aggregate amortization for above and below market ground and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2018	2019	2020	2021	2022	2023
Ground lease intangibles	$(3,347)	$(4,463)	$(4,463)	$(4,463)	$(4,463)	$(4,463)
Retail lease intangibles	53	71	71	71	27	19
Total	$(3,294)	$(4,392)	$(4,392)	$(4,392)	$(4,436)	$(4,444)

During the quarter ended March 31, 2018, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	1	117	$53,700
Total	1	117	$53,700

(1)	Purchase price includes an allocation of approximately $14.8 million to land and $39.3 million to depreciable property (inclusive of capitalized closing costs).

During the quarter ended March 31, 2018, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	4	786	$290,020
Total	4	786	$290,020

The Company recognized a net gain on sales of real estate properties of approximately $142.2 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any separate agreements to acquire rental properties or land parcels as of the date of this filing.

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

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated).  The following tables and information summarize the Company’s investments in partially owned entities as of March 31, 2018 (amounts in thousands except for project and apartment unit amounts):

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE) (1)	Total
Total properties	17	2	—	2
Total apartment units	3,535	945	—	945
Balance sheet information at 3/31/2018 (at 100%):
ASSETS
Investment in real estate	$875,187	$236,854	$172,995	$409,849
Accumulated depreciation	(235,426)	(46,190)	(51,420)	(97,610)
Investment in real estate, net	639,761	190,664	121,575	312,239
Cash and cash equivalents	13,061	6,587	225	6,812
Investments in unconsolidated entities	43,926	—	—	—
Restricted deposits	381	258	—	258
Other assets	25,879	243	320	563
Total assets	$723,008	$197,752	$122,120	$319,872

LIABILITIES AND EQUITY/CAPITAL
Mortgage notes payable, net (2)	$302,656	$145,424	$—	$145,424
Accounts payable & accrued expenses	3,344	1,361	115	1,476
Accrued interest payable	1,037	691	—	691
Other liabilities	3,683	261	15	276
Security deposits	2,470	525	—	525
Total liabilities	313,190	148,262	130	148,392
Noncontrolling Interests – Partially Owned Properties/Partners’ equity	1,293	51,079	84,038	135,117
Company equity/General and Limited Partners’ Capital	408,525	(1,589)	37,952	36,363
Total equity/capital	409,818	49,490	121,990	171,480
Total liabilities and equity/capital	$723,008	$197,752	$122,120	$319,872

	Consolidated	Unconsolidated
	(VIE)	(Non-VIE)	(VIE) (1)	Total
Operating information for the quarter ended 3/31/2018 (at 100%):
Operating revenue	$26,447	$6,942	$1,258	$8,200
Operating expenses	6,637	2,268	581	2,849
Net operating income	19,810	4,674	677	5,351
Property management	955	199	19	218
General and administrative	17	—	—	—
Depreciation	10,479	2,677	1,375	4,052
Operating income (loss)	8,359	1,798	(717)	1,081
Interest and other income	27	—	—	—
Interest:
Expense incurred, net	(3,312)	(2,072)	—	(2,072)
Amortization of deferred financing costs	(68)	—	—	—
Income (loss) before income and other taxes and income (loss) from investments in unconsolidated entities	5,006	(274)	(717)	(991)
Income and other tax (expense) benefit	(18)	(13)	—	(13)
Income (loss) from investments in unconsolidated entities	(393)	—	—	—
Net income (loss)	$4,595	$(287)	$(717)	$(1,004)

(1)

Includes the Company’s unconsolidated interest in an entity that owns the land underlying our Wisconsin Place apartment property and owns and operates the parking facility.  This entity is excluded from the property and apartment unit count.

(2)	All debt is non-recourse to the Company.

Note: The above tables exclude EQR’s ownership interest in ERPOP, private equity fund investments, and the Company’s interests in unconsolidated joint ventures established in connection with the acquisition of certain real estate related assets from Archstone Enterprise LP (“Archstone”).  These ventures owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation, as well as responsibility for tax protection arrangements and third-party preferred interests in former Archstone subsidiaries.  The preferred interests had an aggregate liquidation value of $37.3 million at March 31, 2018.  The ventures are owned 60% by the Company.  See below for further discussion.

Operating Properties

The Company has various equity interests in certain limited partnerships owning 16 properties containing 3,103 apartment units.  Each partnership owns a multifamily property.  The Company is the general partner of these limited partnerships and is responsible for managing the operations and affairs of the partnerships as well as making all decisions regarding the businesses of the partnerships.  The limited partners are not able to exercise substantive kick-out or participating rights.  As a result, the partnerships qualify as variable interest entities (“VIEs”).  The Company has a controlling financial interest in the VIEs and, thus, is the VIEs’ primary beneficiary.  The Company has both the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs.  As a result, the partnerships are required to be consolidated on the Company’s financial statements.

The Company has a 75% equity interest in the Wisconsin Place joint venture.  The project contains a mixed-use site located in Chevy Chase, Maryland consisting of residential, retail, office and accessory uses, including underground parking facilities.  The joint venture owns the 432 unit residential component, but has no ownership interest in the retail and office components.  At March 31, 2018, the residential component had a net book value of $159.4 million.  The Company is the managing member and is responsible for conducting all administrative day-to-day matters and affairs of the joint venture as well as implementing all decisions with respect to the joint venture.  The limited partner is not able to exercise substantive kick-out or participating rights.  As a result, the joint venture qualifies as a VIE.  The Company has a controlling financial interest in the VIE and, thus, is the VIE’s primary beneficiary.  The Company has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  As a result, the entity that owns the residential component is required to be consolidated on the Company’s financial statements.

The Wisconsin Place joint venture also retains an unconsolidated interest in an entity that owns the land underlying the entire project and owns and operates the parking facility.  At March 31, 2018, the basis of this investment was $43.9 million.  The joint venture, as a limited partner, does not have substantive kick-out or participating rights in the entity.  As a result, the entity qualifies as a VIE.  The joint venture does not have a controlling financial interest in the VIE and is not the VIE’s primary beneficiary.  The joint venture does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

The Company has a 20% equity interest in each of the Nexus Sawgrass and Domain joint ventures under separate agreements.  The Nexus Sawgrass joint venture owns a 501 unit apartment property located in Sunrise, Florida and the Company’s interest had a basis of $4.0 million at March 31, 2018.  The Domain joint venture owns a 444 unit apartment property located in San Jose, California and the Company’s interest had a basis of $7.9 million at March 31, 2018.  Both properties were funded with long-term, non-recourse secured loans from the partner.  The mortgage loan on Nexus Sawgrass has a current unconsolidated outstanding balance of $48.6 million, bears interest at 5.60% and matures January 1, 2021.  The mortgage loan on Domain has a current unconsolidated outstanding balance of $96.8 million, bears interest at 5.75% and matures January 1, 2022.  While the Company is the managing member of both of the joint ventures, the joint venture partner has significant participating rights and has active involvement in the oversight of the operations.  As a result, the entities do not qualify as VIEs.  The Company alone does not have the power to direct the activities of the entities that most significantly impact the entities’ economic performance and as a result, the entities are unconsolidated and recorded using the equity method of accounting.

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

The Company agreed to a maximum investment of $5.0 million each for two private equity funds, both of which primarily focus on real estate technology investments.  The Company accounts for both investments under the equity method of accounting.  As of March 31, 2018, the Company’s interest in these investments had a combined basis of $4.1 million.

On February 27, 2013, in connection with the acquisition of Archstone, subsidiaries of the Company entered into three limited liability company agreements (collectively, the “Residual JV”).  The Residual JV owned certain Archstone assets and succeeded to certain residual Archstone liabilities/litigation.  The Residual JV is owned 60% by the Company and 40% by its joint venture partner.  The Company’s basis at March 31, 2018 was a net obligation of $0.8 million.  The Residual JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner.  Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners.  As a result, the Residual JV does not qualify as a VIE.  The Company alone does not have the power to direct the activities of the Residual JV that most significantly impact the Residual JV’s economic performance and as a result, the Residual JV is unconsolidated and recorded using the equity method of accounting.  The Residual JV has sold all of the real estate assets that were acquired as part of the acquisition of Archstone, including all of the German assets, and is in the process of winding down all remaining activities.

On February 27, 2013, in connection with the acquisition of Archstone, a subsidiary of the Company entered into a limited liability company agreement (the “Legacy JV”), through which they assumed obligations of Archstone in the form of preferred interests, some of which are governed by tax protection arrangements.  At March 31, 2018, the remaining preferred interests had an aggregate liquidation value of $37.3 million, our share of which is included in other liabilities in the accompanying consolidated balance sheets.  Obligations of the Legacy JV are borne 60% by the Company and 40% by its joint venture partner.  The Legacy JV is managed by a Management Committee consisting of two members from each of the Company and its joint venture partner.  Both partners have equal participation in the Management Committee and all significant participating rights are shared by both partners.  As a result, the Legacy JV does not qualify as a VIE.  The Company alone does not have the power to direct the activities of the Legacy JV that most significantly impact the Legacy JV’s economic performance and as a result, the Legacy JV is unconsolidated and recorded using the equity method of accounting.

7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of March 31, 2018 and December 31, 2017 (amounts in thousands):

	March 31, 2018	December 31, 2017
Mortgage escrow deposits:
Real estate taxes and insurance	$1,279	$845
Replacement reserves	7,423	8,347
Mortgage principal reserves/sinking funds	4,778	3,167
Other	852	852
Mortgage escrow deposits	14,332	13,211
Restricted cash:
Earnest money on pending acquisitions	—	750
Restricted deposits on real estate investments	53	58
Resident security and utility deposits	34,967	35,183
Other	906	913
Restricted cash	35,926	36,904
Restricted deposits	$50,258	$50,115

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.

Mortgage Notes Payable

As of March 31, 2018, the Company had outstanding mortgage debt of approximately $2.9 billion.

During the quarter ended March 31, 2018, the Company:

•	Repaid $550.0 million of 6.08% mortgage debt held in a Fannie Mae loan pool maturing in 2020 and incurred a prepayment penalty of approximately $22.1 million;
•	Repaid $43.7 million of conventional fixed-rate mortgage loans maturing in 2018;
•	Repaid $131.9 million of various tax-exempt mortgage bonds maturing in 2028 through 2042; and
•	Repaid $1.7 million of scheduled principal repayments on various mortgage debt.

The Company recorded $1.6 million of write-offs of unamortized deferred financing costs during the quarter ended March 31, 2018 as additional interest expense related to debt extinguishment of mortgages.  The Company also recorded $0.2 million of write-offs of net unamortized premiums during the quarter ended March 31, 2018 as a reduction of interest expense related to debt extinguishment of mortgages.

As of March 31, 2018, the Company had $563.5 million of secured debt subject to third party credit enhancement.

As of March 31, 2018, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 28, 2061.  At March 31, 2018, the interest rate range on the Company’s mortgage debt was 0.10% to 6.90%.  During the quarter ended March 31, 2018, the weighted average interest rate on the Company’s mortgage debt was 4.24%.

Notes

As of March 31, 2018, the Company had outstanding unsecured notes of approximately $5.5 billion.

During the quarter ended March 31, 2018, the Company issued $500.0 million of ten-year 3.50% unsecured notes, receiving net proceeds of approximately $497.0 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 3.61%.

As of March 31, 2018, scheduled maturities for the Company’s outstanding notes were at various dates through August 1, 2047.  At March 31, 2018, the interest rate range on the Company’s notes was 2.375% to 7.57%.  During the quarter ended March 31, 2018, the weighted average interest rate on the Company’s notes was 4.28%.

The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for the quarter ended March 31, 2018.

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

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  As of March 31, 2018, there was a balance of $234.3 million outstanding on the commercial paper program ($235.0 million in principal outstanding net of an unamortized discount of $0.7 million).  The notes bear interest at various floating rates with a weighted average of 1.94% for the quarter ended March 31, 2018 and a weighted average maturity of 46 days as of March 31, 2018.

As of March 31, 2018, the amount available on the revolving credit facility was $1.72 billion (net of $41.6 million which was restricted/dedicated to support letters of credit and net of $235.0 million in principal outstanding on the commercial paper program).  During the quarter ended March 31, 2018, the weighted average interest rate on the revolving credit facility was 2.29%.

Other

On April 24, 2017, the Company executed a new letter of credit facility with a third party financial institution which is not backed by or collateralized by borrowings on the Company’s unsecured revolving credit facility.  As of March 31, 2018, there was $9.0 million in letters of credit outstanding on this facility.

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at March 31, 2018 and December 31, 2017, respectively (amounts in thousands):

	March 31, 2018		December 31, 2017
	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value
Mortgage notes payable, net	$2,841,288	$2,894,344	$3,615,384	$3,618,722
Unsecured debt, net	5,878,000	5,765,133	5,619,744	5,338,569
Total debt, net	$8,719,288	$8,659,477	$9,235,128	$8,957,291

The following table summarizes the Company’s consolidated derivative instruments at March 31, 2018 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$450,000	$600,000
Lowest Interest Rate	2.375%	2.1478%
Highest Interest Rate	2.375%	3.0030%
Earliest Maturity Date	2019	2028
Latest Maturity Date	2019	2029

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.
(2)

Forward Starting Swaps – Designed to partially fix interest rates in advance of planned future debt issuances.  Of the $600.0 million notional balance, $250.0 million of these swaps have mandatory counterparty terminations in 2019 and are targeted for certain 2018 debt issuances while $350.0 million of these swaps have mandatory counterparty terminations in 2020 and are targeted for certain 2019 debt issuances.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at March 31, 2018 and December 31, 2017, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	3/31/2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$12,637	$—	$12,637	$—
Supplemental Executive Retirement Plan	Other Assets	138,444	138,444	—	—
Total		$151,081	$138,444	$12,637	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$3,886	$—	$3,886	$—
Forward Starting Swaps	Other Liabilities	3,045	—	3,045	—
Supplemental Executive Retirement Plan	Other Liabilities	138,444	138,444	—	—
Total		$145,375	$138,444	$6,931	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$354,567	$—	$354,567	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Staring Swaps	Other Assets	$5,143	$—	$5,143	$—
Supplemental Executive Retirement Plan	Other Assets	140,159	140,159	—	—
Total		$145,302	$140,159	$5,143	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$1,597	$—	$1,597	$—
Supplemental Executive Retirement Plan	Other Liabilities	140,159	140,159	—	—
Total		$141,756	$140,159	$1,597	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$366,955	$—	$366,955	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2018 and 2017, respectively (amounts in thousands):

March 31, 2018 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(2,289)	Fixed rate debt	Interest expense	$2,289
Total		$(2,289)			$2,289

March 31, 2017 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,106)	Fixed rate debt	Interest expense	$1,106
Total		$(1,106)			$1,106

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2018 and 2017, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
March 31, 2018 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$6,087	Interest expense	$(4,791)	N/A	$—
Total	$6,087		$(4,791)		$—

	Effective Portion			Ineffective Portion
March 31, 2017 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(4,583)	N/A	$—
Total	$—		$(4,583)		$—

As of March 31, 2018 and December 31, 2017, there were approximately $77.7 million and $88.6 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments.  Based on the estimated fair values of the net derivative instruments at March 31, 2018, the Company may recognize an estimated $20.3 million of accumulated other comprehensive income (loss) as additional interest expense during the twelve months ending March 31, 2019.

In February 2018, the Company received approximately $1.6 million to settle two forward starting swaps in conjunction with the issuance of $500.0 million of ten-year unsecured public notes.  The entire $1.6 million was initially deferred as a component of accumulated other comprehensive income (loss) and will be recognized as a decrease to interest expense over the ten-year term of the notes.

10.	Earning Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2018	2017
Numerator for net income per share – basic:
Net income	$220,548	$149,941
Allocation to Noncontrolling Interests – Operating Partnership	(8,059)	(5,411)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(680)	(788)
Preferred distributions	(773)	(773)
Numerator for net income per share – basic	$211,036	$142,969
Numerator for net income per share – diluted:
Net income	$220,548	$149,941
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(680)	(788)
Preferred distributions	(773)	(773)
Numerator for net income per share – diluted	$219,095	$148,380
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	367,800	366,605
Effect of dilutive securities:
OP Units	12,863	12,899
Long-term compensation shares/units	2,355	2,776
Denominator for net income per share – diluted	383,018	382,280
Net income per share – basic	$0.57	$0.39
Net income per share – diluted	$0.57	$0.39

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Quarter Ended March 31,
	2018	2017
Numerator for net income per Unit – basic and diluted:
Net income	$220,548	$149,941
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(680)	(788)
Allocation to Preference Units	(773)	(773)
Numerator for net income per Unit – basic and diluted	$219,095	$148,380
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	380,663	379,504
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,355	2,776
Denominator for net income per Unit – diluted	383,018	382,280
Net income per Unit – basic	$0.57	$0.39
Net income per Unit – diluted	$0.57	$0.39

11.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws.  Compliance by the Company with existing laws has not had a material adverse effect on the Company.  However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.  As of March 31, 2018, the Company does have environmental reserves totaling approximately $5.2 million related to three of its properties.

The Company has established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assesses the adequacy of the reserve and makes adjustments as necessary.  As of March 31, 2018, the reserve totaled approximately $0.9 million.  While no assurances can be given, the Company does not believe that the ultimate resolution of any of these remaining litigation matters, if adversely determined, would have a material adverse effect on the Company.

The Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of March 31, 2018, the Company has three wholly owned projects totaling 443 apartment units in various stages of development with remaining commitments to fund of approximately $105.2 million and estimated completion dates ranging through December 31, 2019, as well as other completed development projects that are in various stages of lease-up or are stabilized.

As of March 31, 2018, the Company has two unconsolidated operating properties (Nexus Sawgrass and Domain) that are owned with the same third party joint venture partner under separate agreements.  The joint venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions.  The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for further discussion.

12.	Reportable Segments

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

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2018 and 2017, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the quarters ended March 31, 2018 and 2017, respectively (amounts in thousands):

	Quarter Ended March 31,
	2018	2017
Rental income	$632,831	$603,920
Property and maintenance expense	(108,202)	(102,608)
Real estate taxes and insurance expense	(91,914)	(81,728)
Total operating expenses	(200,116)	(184,336)
Net operating income	$432,715	$419,584

The following tables present NOI for each segment from our rental real estate for the quarters ended March 31, 2018 and 2017, respectively, as well as total assets and capital expenditures at March 31, 2018  (amounts in thousands):

	Quarter Ended March 31, 2018			Quarter Ended March 31, 2017
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$102,484	$29,860	$72,624	$98,636	$28,651	$69,985
Orange County	22,502	5,527	16,975	21,656	5,462	16,194
San Diego	22,493	5,963	16,530	21,723	5,799	15,924
Subtotal - Southern California	147,479	41,350	106,129	142,015	39,912	102,103

San Francisco	109,212	26,995	82,217	106,306	26,928	79,378
Washington D.C.	107,155	33,663	73,492	106,443	32,332	74,111
New York	119,626	47,825	71,801	119,363	45,439	73,924
Boston	57,814	16,672	41,142	56,388	15,783	40,605
Seattle	48,611	13,688	34,923	46,425	13,015	33,410
Other Markets	487	165	322	464	196	268
Total same store	590,384	180,358	410,026	577,404	173,605	403,799

Non-same store/other (2) (3)
Non-same store	38,622	13,733	24,889	15,961	5,894	10,067
Other (3)	3,825	6,025	(2,200)	10,555	4,837	5,718
Total non-same store/other	42,447	19,758	22,689	26,516	10,731	15,785

Totals	$632,831	$200,116	$432,715	$603,920	$184,336	$419,584

(1)

For the quarters ended March 31, 2018 and 2017, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2017, less properties subsequently sold, which represented 72,204 apartment units.

(2)	For the quarters ended March 31, 2018 and 2017, non-same store primarily includes properties acquired after January 1, 2017, plus any properties in lease-up and not stabilized as of January 1, 2017.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended March 31, 2018
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,670,909	$5,939
Orange County	325,898	1,620
San Diego	417,593	1,270
Subtotal - Southern California	3,414,400	8,829

San Francisco	3,020,673	8,743
Washington D.C.	3,771,999	5,964
New York	4,447,994	5,216
Boston	1,637,837	4,358
Seattle	1,306,512	3,048
Other Markets	12,918	77
Total same store	17,612,333	36,235

Non-same store/other (2) (3)
Non-same store	2,276,821	454
Other (3)	494,716	58
Total non-same store/other	2,771,537	512

Totals	$20,383,870	$36,747

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2017, less properties subsequently sold, which represented 72,204 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2017, plus any properties in lease-up and not stabilized as of January 1, 2017.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
13.	Subsequent Events

Subsequent to March 31, 2018, the Company acquired one property consisting of 240 apartment units for $146.0 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

EQR is the general partner of, and as of March 31, 2018 owned an approximate 96.3% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates property management offices in each of its coastal gateway markets.  As of March 31, 2018, the Company had approximately 2,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

Business Objectives and Operating and Investing Strategies

The Company’s and the Operating Partnership’s business objectives and operating and investing strategies have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Results of Operations

First Quarter 2018 Transactions

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located in our coastal gateway markets and sell apartment properties located primarily in the less dense portion of suburban markets and/or properties that are functionally or locationally challenged during the quarter ended March 31, 2018 as follows:

•

Acquired one consolidated apartment property, located in the Seattle market, consisting of 117 apartment units for approximately $53.7 million at an Acquisition Cap Rate (see Definitions section below) of 4.6%;

•

Sold four consolidated apartment properties, located in the Seattle, Los Angeles and New York (two properties) markets, consisting of 786 apartment units for approximately $290.0 million at a weighted average Disposition Yield (see Definitions section below) of 4.4% and generating an Unlevered IRR (see Definitions section below) of 8.1%; and

•

Substantially completed construction on one project, located in the San Francisco market, consisting of 449 apartment units totaling approximately $322.2 million of development costs at a Development Yield (see Definitions section below) of 5.1% and stabilized one project, located in the Washington, D.C. market, consisting of 174 apartment units totaling approximately $72.9 million of development costs at a Development Yield of 5.1%.

See also Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both of the quarters ended March 31, 2018 and 2017 (the “First Quarter 2018 Same Store Properties”), which represented 72,204 apartment units, impacted the Company’s results of operations.  The First Quarter 2018 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the quarter ended March 31, 2018:

	Quarter Ended March 31, 2018
	Properties	Apartment Units
Same Store Properties at December 31, 2017	275	70,117
2016 acquisitions	4	573
2018 dispositions	(4)	(786)
Lease-up properties stabilized	7	2,292
Other	—	8
Same Store Properties at March 31, 2018	282	72,204

	Quarter Ended March 31, 2018
	Properties	Apartment Units
Same Store	282	72,204
Non-Same Store:
2018 acquisitions	1	117
2017 acquisitions - stabilized	2	437
2017 acquisitions - not stabilized	2	510
Properties removed from same store (1)	2	356
Master-Leased properties (2)	2	759
Lease-up properties not yet stabilized (3)	9	3,070
Other	1	1
Total Non-Same Store	19	5,250
Unconsolidated properties	2	945
Total Properties and Apartment Units	303	78,399

Note: Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)

Consists of one property containing 285 apartment units (Playa Pacifica in Hermosa Beach, California) which was removed from the same store portfolio in the first quarter of 2015 due to a major renovation in which significant portions of the property were taken offline for extended time periods and one property containing 71 apartment units (Acton Courtyard in Berkeley, California) which was removed from the same store portfolio in the third quarter of 2016 due to an affordable housing dispute which required significant portions of the property to be vacant for an extended re-leasing period.  As of March 31, 2018 and 2017, Playa Pacifica had an occupancy of 96.1% and 72.2%, respectively.  As of March 31, 2018 and 2017, Acton Courtyard had an occupancy of 97.2% and 91.5%, respectively.  Acton Courtyard remains in non-same store as the property did not achieve greater than 90% occupancy for all of the current and comparable periods presented.  These properties will not return to the same store portfolio until they are stabilized for all of the current and comparable periods presented.

(2)

Consists of two properties containing 759 apartment units that are wholly owned by the Company where the entire projects are master leased to a third party corporate housing provider.  Effective February 1, 2018, the Company took over management of one of its master-leased properties containing 94 apartment units located in the Boston market.

(3)

Consists of properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.  Also includes the one master-leased property noted above.

Revenues from the First Quarter 2018 Same Store Properties increased approximately $13.0 million primarily as a result of an increase in average rental rates charged to residents.  Expenses from the First Quarter 2018 Same Store Properties increased approximately $6.8 million primarily as a result of an increase in real estate taxes, on-site payroll costs and utilities expenses.  The following table provides comparative same store results and statistics for the First Quarter 2018 Same Store Properties:

First Quarter 2018 vs.  First Quarter 2017

Same Store Results/Statistics for 72,204 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Physical Occupancy (2)	Turnover (3)
Q1 2018	$590,384	$180,358	$410,026	$2,721	96.0%	10.7%
Q1 2017	$577,404	$173,605	$403,799	$2,670	95.9%	10.5%
Change	$12,980	$6,753	$6,227	$51	0.1%	0.2%
Change	2.2%	3.9%	1.5%	1.9%
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

The following table provides comparative same store operating expenses for the First Quarter 2018 Same Store Properties:

First Quarter 2018 vs.  First Quarter 2017

Same Store Operating Expenses for 72,204 Same Store Apartment Units

$ in thousands

					% of Actual
					Q1 2018
	Actual	Actual	$	%	Operating
	Q1 2018	Q1 2017	Change	Change	Expenses
Real estate taxes	$76,696	$73,064	$3,632	5.0%	42.5%
On-site payroll (1)	39,389	38,010	1,379	3.6%	21.8%
Utilities (2)	25,347	24,032	1,315	5.5%	14.1%
Repairs and maintenance (3)	21,276	20,774	502	2.4%	11.8%
Insurance	4,601	4,372	229	5.2%	2.5%
Leasing and advertising	2,448	2,537	(89)	(3.5)%	1.4%
Other on-site operating expenses (4)	10,601	10,816	(215)	(2.0)%	5.9%
Same store operating expenses	$180,358	$173,605	$6,753	3.9%	100.0%
(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Quarter Ended March 31,
	2018	2017
Operating income	$196,869	$204,371
Adjustments:
Fee and asset management revenue	(185)	(180)
Property management	23,444	22,252
General and administrative	16,278	14,173
Depreciation	196,309	178,968
Total NOI	$432,715	$419,584
Rental income:
Same store	$590,384	$577,404
Non-same store/other	42,447	26,516
Total rental income	632,831	603,920
Operating expenses:
Same store	180,358	173,605
Non-same store/other	19,758	10,731
Total operating expenses	200,116	184,336
NOI:
Same store	410,026	403,799
Non-same store/other	22,689	15,785
Total NOI	$432,715	$419,584

For properties that the Company acquired or completed that were stabilized prior to January 1, 2017 and that the Company expects to continue to own through December 31, 2018, the Company anticipates the following same store results for the full year ending December 31, 2018, which assumptions are based on current expectations and are forward looking:

2018 Same Store Assumptions
Physical Occupancy	96.0%
Revenue change	1.0% to 2.25%
Expense change	3.5% to 4.5%
NOI change	0.0% to 1.5%

Same store revenues increased 2.2% during the quarter ended March 31, 2018 as compared to the same period in 2017, which was at the higher end of our expectations, due to higher average rental rates and gains in occupancy.  Despite the outperformance in the first quarter of 2018, the Company still currently anticipates same store revenue growth of approximately 1.0% to 2.25% for 2018.  The Company’s primary focus in 2018 is to continue providing exceptional customer service in order to retain existing residents to drive renewal rate growth, which came in at 4.6% for the quarter ended March 31, 2018 as compared to the same period in 2017.

Washington D.C. performed on target due to high occupancy rates and absorption of new supply in the market.  Same store revenues increased 0.7% in the first quarter of 2018 as compared to the same period in 2017, which was consistent with our expectations.  Occupancy of 96.1% for the first quarter of 2018 was higher than at the same time period last year.  We built up occupancy in advance of peak leasing season, allowing us to maintain rent growth.  We expect to produce same store revenue growth of approximately 1.0% in this market in 2018.

In the New York market, elevated deliveries of new luxury supply are having an impact on our ability to raise rents.  However, due in part to our strong same store occupancy levels, we have used fewer concessions in the first quarter of 2018 than we originally expected.  As a result, same store revenues increased 0.2% in the first quarter of 2018 as compared to the same period in 2017.  Despite the outperformance in the first quarter of 2018, we remain cautious and therefore still expect a decline in same store revenues of approximately 0.75% for full year 2018.

Boston continues to feel the impact from elevated deliveries of new supply in the downtown and Cambridge submarkets, though job growth has continued to improve.  As a result, the additional supply has generally been absorbed thus far without significant disruption.  Renewal and new lease rates were slightly better than expected while occupancy rates were slightly lower than expected.  Same store revenues increased 2.5% in the first quarter of 2018 as compared to the same period in 2017 due in part to our strong parking garage income, which exceeded our original expectations.  Residential-only same store revenues increased 1.7% in the first quarter of 2018 as compared to the same period in 2017.  We still expect to produce same store revenue growth of approximately 1.6% in this market in 2018.

We have a cautious outlook for Seattle as the market feels the impact from elevated supply.  While the job market continues to be strong and diverse, new lease rates were below our original expectations for the first quarter of 2018 as supply and demand seem in rough equilibrium and we seem thus far to have less ability to raise rents than we expected.  Same store revenues increased 4.7% in the first quarter of 2018 as compared to the same period in 2017.  We do expect the rate of growth to decline as the year progresses due primarily to new supply pressures.  As a result, we still expect Seattle to produce same store revenue growth of approximately 3.25% in 2018.

San Francisco performed better than expected primarily as a result of strong occupancy and renewal rates.  The market is producing a higher rate of job growth compared to the prior year.  As a result same store revenues increased 2.7% in the first quarter of 2018 as compared to the same period in 2017, which exceeded our original expectations.  While trends remain positive, it remains early in the year.  As a result, we still expect to produce same store revenue growth of approximately 1.75% in this market in 2018.

Los Angeles continues to feel an increase in supply with concentration in the downtown metro area.  The employment growth is diverse and remains strong to support the new supply.  Same store revenues increased 3.9% in the first quarter of 2018 as compared to the same period in 2017, which was consistent with our expectations.  We expect to produce same store revenue growth of approximately 3.25% in this market in 2018.

Orange County experienced pressure on average rental rates and occupancy due to lease-ups within the Irvine area.  However, continued strong demand may allow for potential recovery during our peak leasing season.  Same store revenues increased 3.9% in the first quarter of 2018 as compared to the same period in 2017, which was consistent with our expectations.  We expect to produce same store revenue growth of approximately 4.00% in this market in 2018.

In the San Diego market, military spending continues to remain strong but we experienced pressure on occupancy due to lease-ups within the downtown area.  Same store revenues increased 3.5% in the first quarter of 2018 as compared to the same period in 2017, which was at the lower end of our expectations.  We expect to produce same store revenue growth of approximately 4.00% in this market in 2018.

Same store expenses increased 3.9% during the quarter ended March 31, 2018 as compared to the same period in 2017.  The Company still anticipates that 2018 same store expenses will increase 3.5% to 4.5% primarily due to the following items:

•

Real estate taxes increased 5.0% during the quarter ended March 31, 2018 as compared to the same period in 2017, which is slightly better than our original expectations, due primarily to a favorable tax appeal result in California.  Real estate taxes are estimated to increase 4.75% to 5.75% for the full year 2018 as compared to 2017, due primarily to increased values and rates and the 421-a tax abatement benefits continuing to expire in New York (approximately 1.7 percentage points of the increase);

•

Payroll costs increased 3.6% during the quarter ended March 31, 2018 as compared to the same period in 2017 and are estimated to increase 5.0% for the full year 2018 as compared to 2017, primarily due to higher on-site wages due to competition from new supply; and

•

Utilities increased 5.5% during the quarter ended March 31, 2018 as compared to the same period in 2017 and are now estimated to increase close to 4.0% for the full year 2018 as compared to 2017 (as compared to the original guidance of 3.0% to 4.0%), primarily due to increases in trash costs as well as increases in the commodity cost for electricity, natural gas and heating oil after enjoying several years of declining rates.

Same store NOI increased 1.5% during the quarter ended March 31, 2018 as compared to the same period in 2017, which was at the higher end of our expectations.  The Company still anticipates same store NOI growth of approximately 0.0% to 1.5% as compared to 2017 as a result of the above same store revenue and expense expectations.

See also Note 12 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the quarter ended March 31, 2018 increased approximately $6.9 million compared to the same period of 2017 and consist primarily of properties acquired in calendar years 2017 and 2018, operations from the Company’s development properties and operations prior to disposition from 2017 and 2018 sold properties.  This difference is due primarily to:

•	A positive impact of higher NOI from development and newly stabilized development properties in lease-up of $10.6 million;
•	A positive impact of higher NOI from properties acquired in 2017 and 2018 of $5.1 million;
•	A positive impact of higher NOI from other non-same store properties (including two current and one former master leased properties) of $0.7 million; and

•	A negative impact of lost NOI from 2017 and 2018 dispositions of $5.8 million.

The Company’s guidance assumes consolidated rental acquisitions of $500.0 million and consolidated rental dispositions of $500.0 million and expects that the Acquisition Cap Rate will be 0.50% lower than the Disposition Yield for the full year ending December 31, 2018.  The Company currently budgets one development start during the year ending December 31, 2018.  We currently budget spending approximately $150.0 million on development costs during the year ending December 31, 2018, primarily for properties currently under construction and on the one project expected to start in 2018.  We assume that this capital will be primarily sourced with excess operating cash flow, future debt offerings and borrowings on our revolving credit facility and/or commercial paper program.  These 2018 assumptions are based on current expectations and are forward-looking.

Comparison of the quarter ended March 31, 2018 to the quarter ended March 31, 2017

For the quarter ended March 31, 2018, the Company reported diluted earnings per share/unit of $0.57 compared to $0.39 per share/unit for the quarter ended March 31, 2017.  The difference is primarily due to approximately $0.27 per share/unit in higher gains on property sales in 2018 compared to 2017, partially offset by $0.08 per share/unit in higher debt extinguishment costs and lower non-operating asset gains on sale in 2018 as compared to 2017, as discussed below.

For the quarter ended March 31, 2018, consolidated rental income increased 4.8%, consolidated operating expenses (comprised of property and maintenance and real estate taxes and insurance) increased 8.6% and consolidated NOI increased 3.1%  when compared to the quarter ended March 31, 2017.  The increase in NOI is primarily a result of the Company’s improved NOI from same store and lease-up properties.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased approximately $1.2 million or  5.4% for the quarter ended March 31, 2018 as compared to the prior year period.  The increase is primarily attributable to increases in payroll-related costs.  The Company anticipates that property management expenses will approximate $88.5 million to $90.5 million for the year ending December 31, 2018.

General and administrative expenses, which include corporate operating expenses, increased approximately $2.1 million or 14.9% for the quarter ended March 31, 2018 as compared to the prior year period, primarily due to an increase in payroll-related costs in 2018 compared to 2017.  The Company anticipates that general and administrative expenses will approximate $53.0 to $55.0 million for the year ending December 31, 2018.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $17.3 million or 9.7% for the quarter ended March 31, 2018 as compared to the prior year period, primarily as a result of additional depreciation expense on properties acquired in 2017 and development properties placed in service during 2017 and 2018, partially offset by lower depreciation from properties sold in 2017 and 2018.

Interest and other income increased approximately $5.3 million for the quarter ended March 31, 2018 as compared to the prior year period, primarily due to a $5.0 million increase in insurance/litigation settlement proceeds.  The Company anticipates that interest and other income will approximate $0.5 to $1.0 million for the year ending December 31, 2018, excluding certain non-comparable insurance/litigation settlement proceeds.

Other expenses increased approximately $2.4 million for the quarter ended March 31, 2018 as compared to the prior year period, primarily due to a $1.6 million increase in expenses related to insurance, litigation and environmental settlements in 2018 as compared to 2017.

Interest expense, including amortization of deferred financing costs, increased approximately $11.3 million or 10.4% for the quarter ended March 31, 2018 as compared to the prior year period, primarily as a result of $11.2 million in higher debt extinguishment costs in 2018 as compared to 2017.  The effective interest cost on all indebtedness for the quarter ended March 31, 2018 was 4.43% as compared to 4.60% for the prior year period.  The Company capitalized interest of approximately $1.7 million and

$8.2 million during the quarters ended March 31, 2018 and 2017, respectively.  The Company anticipates that interest expense, excluding debt extinguishment costs/prepayment penalties, will approximate $370.5 million to $383.1 million and capitalized interest will approximate $4.0 million to $8.0 million for the year ending December 31, 2018.

The 2018 guidance/projections provided above are based on current projections and are forward-looking.

Net gain on sales of real estate properties increased approximately $105.5 million as a result of the sale of four consolidated apartment properties during the quarter ended March 31, 2018 as compared to only one consolidated apartment property sold during the quarter ended March 31, 2017, all of which did not meet the criteria for reporting discontinued operations.

Net gain on sales of land parcels decreased approximately $19.2 million during the quarter ended March 31, 2018 as compared to the prior period as a result of the gain on sale of one land parcel in the prior year that did not occur in the same period in 2018.

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

As of January 1, 2018, the Company had approximately $50.6 million of cash and cash equivalents, approximately $50.1 million of restricted deposits and the amount available on its revolving credit facility was $1.69 billion (net of $6.6 million which was restricted/dedicated to support letters of credit and net of $300.0 million in principal outstanding on the commercial paper program).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, at March 31, 2018, the Company’s cash and cash equivalents balance was approximately $44.5 million, the restricted deposits balance was approximately $50.3 million and the amount available on its revolving credit facility was $1.72 billion (net of $41.6 million which was restricted/dedicated to support letters of credit and net of $235.0 million in principal outstanding on the commercial paper program).

During the quarter ended March 31, 2018, the Company generated proceeds from various transactions, which included the following:

•	Disposed of four consolidated rental properties receiving net proceeds of approximately $284.7 million;
•	Issued $500.0 million of ten-year 3.50% unsecured notes, receiving net proceeds of approximately $497.0 million before underwriting fees, hedge termination settlements and other expenses; and
•

Issued approximately 0.1 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $3.3 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the quarter ended March 31, 2018, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire one consolidated rental property for approximately $54.1 million in cash;
•	Invest $40.8 million primarily in development projects; and
•	Repay $727.4 million of mortgage loans (inclusive of scheduled principal repayments) and incur prepayment penalties of approximately $22.1 million.

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

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  As of April 27, 2018, there was a balance of $395.0 million outstanding on the commercial paper program.

As of April 27, 2018, no amounts were outstanding and the amount available on the revolving credit facility was $1.56 billion (net of $41.7 million which was restricted/dedicated to support letters of credit and net of $395.0 million in principal outstanding on the commercial paper program).  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

Dividend Policy

Beginning in 2018, the Company no longer determines its dividends/distributions as a fixed percentage of estimated Normalized FFO but instead adopted a more conventional policy based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for the first quarter of 2018 of $0.54 per share/unit, an annualized increase of 7.2% over the amount paid in 2017.  This policy change is supported by the Company’s strong growth in property operations since the recent economic downturn and a significant reduction in its development activity resulting in a material increase in available cash flow.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.  The Company believes that its expected 2018 operating cash flow will be sufficient to cover capital expenditures and regular dividends/distributions.

Total dividends/distributions paid in April 2018 amounted to $206.8 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the first quarter ended March 31, 2018.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes, line of credit and commercial paper program.  Of the $26.0 billion in investment in real estate on the Company’s balance sheet at March 31, 2018, $20.8 billion or 80.2% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues public equity from time to time and guarantees certain debt of the Operating Partnership.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of March 31, 2018 are as follows:

Debt Summary as of March 31, 2018

($ in thousands)

				Weighted
			Weighted	Average
			Average	Maturities
	Amounts (1)	% of Total	Rates (1)	(years)
Secured	$2,894,344	33.4%	4.24%	6.1
Unsecured	5,765,133	66.6%	4.14%	10.5
Total	$8,659,477	100.0%	4.17%	9.0
Fixed Rate Debt:
Secured – Conventional	$2,387,907	27.6%	4.79%	4.3
Unsecured – Public	5,085,505	58.7%	4.46%	11.7
Fixed Rate Debt	7,473,412	86.3%	4.57%	9.4
Floating Rate Debt:
Secured – Conventional	6,850	0.1%	1.60%	6.6
Secured – Tax Exempt	499,587	5.7%	2.02%	13.1
Unsecured – Public (2)	445,310	5.2%	2.33%	1.2
Unsecured – Revolving Credit Facility	—	—	2.29%	3.7
Unsecured – Commercial Paper Program	234,318	2.7%	1.94%	—
Floating Rate Debt	1,186,065	13.7%	2.10%	6.6
Total	$8,659,477	100.0%	4.17%	9.0

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the quarter ended March 31, 2018.
(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

Debt Maturity Schedule as of March 31, 2018

($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)	Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2018	$4,410		$235,500	$239,910	2.7%	4.01%	2.23%
2019	506,731	(3)	466,613	973,344	11.1%	5.17%	3.79%
2020	1,128,592	(4)	700	1,129,292	12.9%	5.20%	5.20%
2021	927,506		600	928,106	10.6%	4.64%	4.64%
2022	265,341		800	266,141	3.0%	3.26%	3.26%
2023	1,326,800		4,800	1,331,600	15.2%	3.74%	3.73%
2024	1,272		10,900	12,172	0.1%	4.79%	1.97%
2025	451,334		13,200	464,534	5.3%	3.38%	3.33%
2026	593,424		14,500	607,924	6.9%	3.59%	3.54%
2027	401,468		15,600	417,068	4.8%	3.26%	3.20%
2028+	1,924,969		481,365	2,406,334	27.4%	4.17%	3.66%
Subtotal	7,531,847		1,244,578	8,776,425	100.0%	4.27%	3.89%
Deferred Financing Costs and Unamortized (Discount)	(58,435)		(58,513)	(116,948)	N/A	N/A	N/A
Total	$7,473,412		$1,186,065	$8,659,477	100.0%	4.27%	3.89%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of March 31, 2018.
(2)	Includes $235.0 million in principal outstanding on the Company’s commercial paper program.
(3)

Includes a $500.0 million 5.19% mortgage loan with a maturity date of October 1, 2019 that can be prepaid at par beginning October 1, 2018.  The Company currently intends to prepay this mortgage loan on October 1, 2018.

(4)	Includes a $500.0 million 5.78% mortgage loan with a maturity date of July 1, 2020 that can be prepaid at par beginning July 1, 2019.

See Note 8 in the Notes to Consolidated Financial Statements for additional discussion of debt at March 31, 2018.

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings as well as EQR’s long-term preferred equity ratings, which all have a stable outlook, as of April 27, 2018 are as follows:

	Standard & Poor’s	Moody’s	Fitch
ERPOP’s long-term senior debt rating	A-	A3	A
ERPOP’s short-term commercial paper rating	A-2	P-2	F-1
EQR’s long-term preferred equity rating	BBB	Baa1	BBB+

See Note 13 in the Notes to Consolidated Financial Statements for discussion of the events which occurred subsequent to March 31, 2018.

Capitalization of Fixed Assets and Improvements to Real Estate

The Company’s and the Operating Partnership’s capital expenditures policy has not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

For the quarter ended March 31, 2018, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Quarter Ended March 31, 2018

	Same Stores Properties (5)	Non-Same Store Properties/Other (6)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units (1)	72,204	5,250	77,454

Building Improvements (2)	$18,590	$406	$18,996	$258
Renovation Expenditures (3)	7,809	26	7,835	108
Replacements (4)	9,836	80	9,916	136
Total Capital Expenditures	$36,235	$512	$36,747	$502

(1)	Total Apartment Units – Excludes 945 unconsolidated apartment units for which capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.
(2)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(3)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 550 same store apartment units approximated $14,200 per apartment unit renovated.

(4)	Replacements – Includes appliances, mechanical equipment, fixtures and flooring (including hardwood and carpeting).
(5)	Same Store Properties – Primarily includes all properties acquired or completed that are stabilized prior to January 1, 2017, less properties subsequently sold.
(6)

Non-Same Store Properties/Other – Primarily includes all properties acquired during 2017 and 2018, plus any properties in lease-up and not stabilized as of January 1, 2017.  Also includes capital expenditures for properties sold.

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

During the quarter ended March 31, 2018, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $1.2 million.  The Company expects to fund approximately $4.8 million in total non-real estate capital additions for the remainder of 2018.  These anticipated fundings represent an increase over 2017, which is primarily driven by anticipated hardware and software upgrades to various existing systems during 2018.  The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2018.

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

•

Development Yield – NOI that the Company anticipates receiving in the next 12 months following stabilization less an estimate of property management costs/management fees allocated to the project (generally ranging from 2.0% to 4.0% of revenues depending on the size and income streams of the asset) and less an estimate for in-the-unit replacement capital expenditures (generally ranging from $50-$150 per apartment unit depending on the type of asset) divided by the total budgeted capital cost of the asset. The weighted average Development Yield for development properties is weighted based on the projected NOI streams and the relative total budgeted capital cost for each respective property.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has various unconsolidated interests in certain joint ventures.  The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its consolidated operating and/or other activities.  See Note 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.  See also Note 11 in the Notes to Consolidated Financial Statements for discussion regarding the Company’s development projects.

The Company’s contractual obligations for the next five years and thereafter have not changed materially from the amounts and disclosures included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.  See the updated debt maturity schedule included in Liquidity and Capital Resources for further discussion.

Critical Accounting Policies and Estimates

The Company’s and the Operating Partnership’s critical accounting policies and estimates have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the quarters ended March 31, 2018 and 2017:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Quarter Ended March 31,
	2018	2017
Net income	$220,548	$149,941
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(680)	(788)
Preferred distributions	(773)	(773)
Net income available to Common Shares and Units / Units	219,095	148,380
Adjustments:
Depreciation	196,309	178,968
Depreciation – Non-real estate additions	(1,145)	(1,298)
Depreciation – Partially Owned Properties	(1,032)	(832)
Depreciation – Unconsolidated Properties	1,148	1,142
Net (gain) loss on sales of unconsolidated entities – operating assets	—	(68)
Net (gain) loss on sales of real estate properties	(142,213)	(36,707)
FFO available to Common Shares and Units / Units (1) (3) (4)	272,162	289,585
Adjustments:
Asset impairment and valuation allowances	—	—
Write-off of pursuit costs	931	715
Debt extinguishment and preferred share redemption (gains) losses	23,539	12,304
Non-operating asset (gains) losses	213	(18,892)
Other miscellaneous items	(3,239)	9
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$293,606	$283,721

FFO (1) (3)	$272,935	$290,358
Preferred/preference distributions	(773)	(773)
FFO available to Common Shares and Units / Units (1) (3) (4)	$272,162	$289,585

Normalized FFO (2) (3)	$294,379	$284,494
Preferred/preference distributions	(773)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$293,606	$283,721

(1)

The National Association of Real Estate Investment Trusts (“NAREIT”) defines funds from operations (“FFO”) (April 2002 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains (or losses) from sales and impairment write-downs of depreciated operating properties, plus depreciation and amortization expense, and after adjustments for unconsolidated partnerships and joint ventures.  Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect funds from operations on the same basis.  The April 2002 White Paper states that gain or loss on sales of property is excluded from FFO for previously depreciated operating properties only.

(2)	Normalized funds from operations (“Normalized FFO”) begins with FFO and excludes:
•	the impact of any expenses relating to non-operating asset impairment and valuation allowances;
•	pursuit cost write-offs;
•	gains and losses from early debt extinguishment and preferred share redemptions;
•	gains and losses from non-operating assets; and
•	other miscellaneous items.
(3)

The Company believes that FFO and FFO available to Common Shares and Units / Units are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to sales of depreciated operating properties and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to Common Shares and Units / Units can help compare the operating performance of a company’s real estate between periods or as compared to different companies.  The Company also believes that Normalized FFO and Normalized FFO available to Common Shares and Units / Units are helpful to investors as supplemental measures of the operating performance of a real estate company because they allow investors to compare the Company’s operating performance to its performance in prior reporting periods and to the operating performance of other real estate companies without the effect of items that by their nature are not comparable from period to period and tend to obscure the Company’s actual operating results.  FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units do not represent net income, net income available to Common Shares / Units or net cash flows from operating activities in accordance with GAAP.  Therefore, FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units should not be exclusively considered as alternatives to net income, net income available to Common Shares / Units or net cash flows from operating activities as determined by GAAP or as a measure of liquidity.  The Company’s calculation of FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s and the Operating Partnership’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A. Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.  See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative and other fair value instruments.

Item 4.  Controls and Procedures

Equity Residential

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2018, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2018, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended March 31, 2018 - Equity Residential

During the quarter ended March 31, 2018, EQR issued 5,000 Common Shares in exchange for 5,000 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

Exhibit		Description	Location

4.1		Form of 3.500% Note due March 1, 2028.	Included as Exhibit 4.1 to Equity Residential’s and ERP Operating Limited Partnership’s Form 8-K dated February 1, 2018, filed on February 6, 2018.

10.1	*	Form of 2018 Long-Term Incentive Plan Award Agreement.	Attached herein.

10.2	*	Rule of 70 Retirement Agreement, dated February 28, 2018, by and between Equity Residential and David S. Santee.	Attached herein.

12		Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

31.1		Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2		Equity Residential – Certification of Mark J. Parrell, Chief Financial Officer.	Attached herein.

31.3		ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4		ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

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

Attached herein.

101

XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.

Attached herein.

*Management contracts and compensatory plans or arrangements filed as exhibits to this report are identified by an asterisk.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	May 3, 2018	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2018	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	May 3, 2018	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 3, 2018	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)