Form 10-Q
period 2018-06-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2018-08-02
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 27, 2018 was 368,281,975.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2018 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of June 30, 2018 owned an approximate 96.3% ownership interest in, ERPOP.  The remaining 3.7% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Investment in real estate
Land	$5,986,329	$5,996,024
Depreciable property	19,946,606	19,768,362
Projects under development	145,564	163,547
Land held for development	86,098	98,963
Investment in real estate	26,164,597	26,026,896
Accumulated depreciation	(6,338,043)	(6,040,378)
Investment in real estate, net	19,826,554	19,986,518
Cash and cash equivalents	34,507	50,647
Investments in unconsolidated entities	58,124	58,254
Restricted deposits	54,370	50,115
Other assets	433,027	425,065
Total assets	$20,406,582	$20,570,599

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$2,894,325	$3,618,722
Notes, net	5,532,637	5,038,812
Line of credit and commercial paper	345,807	299,757
Accounts payable and accrued expenses	146,415	114,766
Accrued interest payable	63,341	58,035
Other liabilities	344,159	341,852
Security deposits	66,800	65,009
Distributions payable	206,829	192,828
Total liabilities	9,600,313	9,729,781

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	366,483	366,955
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of June 30, 2018 and December 31, 2017	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 368,278,336 shares issued and outstanding as of June 30, 2018 and 368,018,082 shares issued and outstanding as of December 31, 2017	3,683	3,680
Paid in capital	8,905,184	8,886,586
Retained earnings	1,329,600	1,403,530
Accumulated other comprehensive income (loss)	(67,310)	(88,612)
Total shareholders’ equity	10,208,437	10,242,464
Noncontrolling Interests:
Operating Partnership	232,995	226,691
Partially Owned Properties	(1,646)	4,708
Total Noncontrolling Interests	231,349	231,399
Total equity	10,439,786	10,473,863
Total liabilities and equity	$20,406,582	$20,570,599

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2018	2017	2018	2017
REVENUES
Rental income	$1,272,451	$1,216,219	$639,620	$612,299
Fee and asset management	373	361	188	181
Total revenues	1,272,824	1,216,580	639,808	612,480
EXPENSES
Property and maintenance	211,946	201,924	103,744	99,316
Real estate taxes and insurance	181,396	169,231	89,482	87,503
Property management	46,928	43,841	23,484	21,589
General and administrative	28,780	27,799	12,502	13,626
Depreciation	389,251	358,864	192,942	179,896
Total expenses	858,301	801,659	422,154	401,930

Operating income	414,523	414,921	217,654	210,550

Interest and other income	6,996	1,763	1,116	1,162
Other expenses	(7,210)	(2,132)	(3,769)	(1,042)
Interest:
Expense incurred, net	(210,235)	(197,434)	(94,131)	(91,224)
Amortization of deferred financing costs	(5,778)	(4,383)	(2,099)	(2,087)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of real estate properties and land parcels	198,296	212,735	118,771	117,359
Income and other tax (expense) benefit	(487)	(482)	(274)	(220)
Income (loss) from investments in unconsolidated entities	(2,008)	(1,755)	(1,031)	(682)
Net gain (loss) on sales of real estate properties	142,162	124,433	(51)	87,726
Net gain (loss) on sales of land parcels	995	19,170	995	(23)
Net income	338,958	354,101	118,410	204,160
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(12,358)	(12,765)	(4,299)	(7,354)
Partially Owned Properties	(1,189)	(1,553)	(509)	(765)
Net income attributable to controlling interests	325,411	339,783	113,602	196,041
Preferred distributions	(1,545)	(1,546)	(772)	(773)
Net income available to Common Shares	$323,866	$338,237	$112,830	$195,268

Earnings per share – basic:
Net income available to Common Shares	$0.88	$0.92	$0.31	$0.53
Weighted average Common Shares outstanding	367,865	366,713	367,930	366,820

Earnings per share – diluted:
Net income available to Common Shares	$0.88	$0.92	$0.31	$0.53
Weighted average Common Shares outstanding	383,224	382,505	383,423	382,692

Distributions declared per Common Share outstanding	$1.08	$1.0075	$0.54	$0.50375

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2018	2017	2018	2017
Comprehensive income:
Net income	$338,958	$354,101	$118,410	$204,160
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	11,995	3,507	5,908	3,507
Losses reclassified into earnings from other comprehensive income	9,307	9,251	4,516	4,668
Other comprehensive income (loss)	21,302	12,758	10,424	8,175
Comprehensive income	360,260	366,859	128,834	212,335
Comprehensive (income) attributable to Noncontrolling Interests	(14,329)	(14,782)	(5,190)	(8,416)
Comprehensive income attributable to controlling interests	$345,931	$352,077	$123,644	$203,919

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$338,958	$354,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	389,251	358,864
Amortization of deferred financing costs	5,778	4,383
Amortization of above/below market lease intangibles	2,196	1,717
Amortization of discounts and premiums on debt	3,263	1,391
Amortization of deferred settlements on derivative instruments	9,302	9,246
Write-off of pursuit costs	2,066	1,546
(Income) loss from investments in unconsolidated entities	2,008	1,755
Distributions from unconsolidated entities – return on capital	1,188	1,345
Net (gain) loss on sales of real estate properties	(142,162)	(124,433)
Net (gain) loss on sales of land parcels	(995)	(19,170)
Net (gain) loss on debt extinguishment	22,110	12,258
Compensation paid with Company Common Shares	17,032	15,027
Changes in assets and liabilities:
(Increase) decrease in other assets	417	(39,845)
Increase (decrease) in accounts payable and accrued expenses	25,396	24,503
Increase (decrease) in accrued interest payable	5,306	(12,123)
Increase (decrease) in other liabilities	2,549	(32,476)
Increase (decrease) in security deposits	1,791	1,024
Net cash provided by operating activities	685,454	559,113
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(200,546)	(57,066)
Investment in real estate – development/other	(76,635)	(175,887)
Capital expenditures to real estate	(85,987)	(89,297)
Non-real estate capital additions	(2,145)	(654)
Interest capitalized for real estate under development	(2,937)	(16,626)
Proceeds from disposition of real estate, net	287,173	297,298
Investments in unconsolidated entities	(3,099)	(2,488)
Distributions from unconsolidated entities – return of capital	—	113
Net cash provided by (used for) investing activities	(84,176)	(44,607)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(4,354)	$(2)
Mortgage notes payable, net:
Lump sum payoffs	(725,639)	(370,420)
Scheduled principal repayments	(3,273)	(6,971)
Net gain (loss) on debt extinguishment	(22,110)	(12,258)
Notes, net:
Proceeds	497,010	—
Lump sum payoffs	—	(394,077)
Line of credit and commercial paper:
Line of credit proceeds	415,000	890,000
Line of credit repayments	(415,000)	(625,000)
Commercial paper proceeds	4,766,050	2,610,863
Commercial paper repayments	(4,720,000)	(2,131,500)
Proceeds from (payments on) settlement of derivative instruments	1,638	—
Proceeds from Employee Share Purchase Plan (ESPP)	2,181	2,111
Proceeds from exercise of options	2,617	8,143
Payment of offering costs	(27)	(36)
Other financing activities, net	(48)	(40)
Contributions – Noncontrolling Interests – Partially Owned Properties	125	125
Contributions – Noncontrolling Interests – Operating Partnership	1	—
Distributions:
Common Shares	(384,315)	(369,244)
Preferred Shares	(1,545)	(2,318)
Noncontrolling Interests – Operating Partnership	(13,854)	(13,913)
Noncontrolling Interests – Partially Owned Properties	(7,620)	(5,944)
Net cash provided by (used for) financing activities	(613,163)	(420,481)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(11,885)	94,025
Cash and cash equivalents and restricted deposits, beginning of period	100,762	219,088
Cash and cash equivalents and restricted deposits, end of period	$88,877	$313,113

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$34,507	$37,719
Restricted deposits	54,370	275,394
Total cash and cash equivalents and restricted deposits, end of period	$88,877	$313,113

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$188,913	$197,336
Net cash paid for income and other taxes	$644	$624
Amortization of deferred financing costs:
Other assets	$1,206	$1,206
Mortgage notes payable, net	$2,552	$1,378
Notes, net	$2,020	$1,799
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,963	$195
Notes, net	$1,300	$1,196
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(5)	$(5)
Accumulated other comprehensive income	$9,307	$9,251
Write-off of pursuit costs:
Investment in real estate, net	$2,042	$1,505
Other assets	$10	$21
Accounts payable and accrued expenses	$14	$20
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,321	$1,025
Other liabilities	$687	$730
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(13,226)	$(2,877)
Notes, net	$(2,151)	$(630)
Other liabilities	$3,382	$—
Accumulated other comprehensive income	$11,995	$3,507
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(2,379)	$(1,588)
Other liabilities	$(720)	$(900)
Debt financing costs:
Notes, net	$(4,354)	$(2)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$1,638	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)

(Unaudited)

Six Months Ended
June 30, 2018
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$37,280
Balance, end of period	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,680
Exercise of share options	1
Employee Share Purchase Plan (ESPP)	1
Share-based employee compensation expense:
Restricted shares	1
Balance, end of period	$3,683
PAID IN CAPITAL
Balance, beginning of year	$8,886,586
Common Share Issuance:
Conversion of OP Units into Common Shares	331
Exercise of share options	2,616
Employee Share Purchase Plan (ESPP)	2,180
Share-based employee compensation expense:
Restricted shares	5,162
Share options	8,536
ESPP discount	400
Offering costs	(27)
Supplemental Executive Retirement Plan (SERP)	(538)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(172)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	110
Balance, end of period	$8,905,184
RETAINED EARNINGS
Balance, beginning of year	$1,403,530
Net income attributable to controlling interests	325,411
Common Share distributions	(397,796)
Preferred Share distributions	(1,545)
Balance, end of period	$1,329,600
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(88,612)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	11,995
Losses reclassified into earnings from other comprehensive income	9,307
Balance, end of period	$(67,310)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)

(Amounts in thousands)

(Unaudited)

Six Months Ended
June 30, 2018
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$226,691
Issuance of restricted units to Noncontrolling Interests	1
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(331)
Equity compensation associated with Noncontrolling Interests	8,116
Net income attributable to Noncontrolling Interests	12,358
Distributions to Noncontrolling Interests	(14,374)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	644
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(110)
Balance, end of period	$232,995
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,708
Net income attributable to Noncontrolling Interests	1,189
Contributions by Noncontrolling Interests	125
Distributions to Noncontrolling Interests	(7,668)
Balance, end of period	$(1,646)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Investment in real estate
Land	$5,986,329	$5,996,024
Depreciable property	19,946,606	19,768,362
Projects under development	145,564	163,547
Land held for development	86,098	98,963
Investment in real estate	26,164,597	26,026,896
Accumulated depreciation	(6,338,043)	(6,040,378)
Investment in real estate, net	19,826,554	19,986,518
Cash and cash equivalents	34,507	50,647
Investments in unconsolidated entities	58,124	58,254
Restricted deposits	54,370	50,115
Other assets	433,027	425,065
Total assets	$20,406,582	$20,570,599

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$2,894,325	$3,618,722
Notes, net	5,532,637	5,038,812
Line of credit and commercial paper	345,807	299,757
Accounts payable and accrued expenses	146,415	114,766
Accrued interest payable	63,341	58,035
Other liabilities	344,159	341,852
Security deposits	66,800	65,009
Distributions payable	206,829	192,828
Total liabilities	9,600,313	9,729,781

Commitments and contingencies

Redeemable Limited Partners	366,483	366,955
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,238,467	10,293,796
Limited Partners	232,995	226,691
Accumulated other comprehensive income (loss)	(67,310)	(88,612)
Total partners’ capital	10,441,432	10,469,155
Noncontrolling Interests – Partially Owned Properties	(1,646)	4,708
Total capital	10,439,786	10,473,863
Total liabilities and capital	$20,406,582	$20,570,599

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2018	2017	2018	2017
REVENUES
Rental income	$1,272,451	$1,216,219	$639,620	$612,299
Fee and asset management	373	361	188	181
Total revenues	1,272,824	1,216,580	639,808	612,480
EXPENSES
Property and maintenance	211,946	201,924	103,744	99,316
Real estate taxes and insurance	181,396	169,231	89,482	87,503
Property management	46,928	43,841	23,484	21,589
General and administrative	28,780	27,799	12,502	13,626
Depreciation	389,251	358,864	192,942	179,896
Total expenses	858,301	801,659	422,154	401,930

Operating income	414,523	414,921	217,654	210,550

Interest and other income	6,996	1,763	1,116	1,162
Other expenses	(7,210)	(2,132)	(3,769)	(1,042)
Interest:
Expense incurred, net	(210,235)	(197,434)	(94,131)	(91,224)
Amortization of deferred financing costs	(5,778)	(4,383)	(2,099)	(2,087)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of real estate properties and land parcels	198,296	212,735	118,771	117,359
Income and other tax (expense) benefit	(487)	(482)	(274)	(220)
Income (loss) from investments in unconsolidated entities	(2,008)	(1,755)	(1,031)	(682)
Net gain (loss) on sales of real estate properties	142,162	124,433	(51)	87,726
Net gain (loss) on sales of land parcels	995	19,170	995	(23)
Net income	338,958	354,101	118,410	204,160
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,189)	(1,553)	(509)	(765)
Net income attributable to controlling interests	$337,769	$352,548	$117,901	$203,395
ALLOCATION OF NET INCOME:
Preference Units	$1,545	$1,546	$772	$773

General Partner	$323,866	$338,237	$112,830	$195,268
Limited Partners	12,358	12,765	4,299	7,354
Net income available to Units	$336,224	$351,002	$117,129	$202,622

Earnings per Unit – basic:
Net income available to Units	$0.88	$0.92	$0.31	$0.53
Weighted average Units outstanding	380,729	379,619	380,795	379,733

Earnings per Unit – diluted:
Net income available to Units	$0.88	$0.92	$0.31	$0.53
Weighted average Units outstanding	383,224	382,505	383,423	382,692

Distributions declared per Unit outstanding	$1.08	$1.0075	$0.54	$0.50375

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2018	2017	2018	2017
Comprehensive income:
Net income	$338,958	$354,101	$118,410	$204,160
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	11,995	3,507	5,908	3,507
Losses reclassified into earnings from other comprehensive income	9,307	9,251	4,516	4,668
Other comprehensive income (loss)	21,302	12,758	10,424	8,175
Comprehensive income	360,260	366,859	128,834	212,335
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,189)	(1,553)	(509)	(765)
Comprehensive income attributable to controlling interests	$359,071	$365,306	$128,325	$211,570

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$338,958	$354,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	389,251	358,864
Amortization of deferred financing costs	5,778	4,383
Amortization of above/below market lease intangibles	2,196	1,717
Amortization of discounts and premiums on debt	3,263	1,391
Amortization of deferred settlements on derivative instruments	9,302	9,246
Write-off of pursuit costs	2,066	1,546
(Income) loss from investments in unconsolidated entities	2,008	1,755
Distributions from unconsolidated entities – return on capital	1,188	1,345
Net (gain) loss on sales of real estate properties	(142,162)	(124,433)
Net (gain) loss on sales of land parcels	(995)	(19,170)
Net (gain) loss on debt extinguishment	22,110	12,258
Compensation paid with Company Common Shares	17,032	15,027
Changes in assets and liabilities:
(Increase) decrease in other assets	417	(39,845)
Increase (decrease) in accounts payable and accrued expenses	25,396	24,503
Increase (decrease) in accrued interest payable	5,306	(12,123)
Increase (decrease) in other liabilities	2,549	(32,476)
Increase (decrease) in security deposits	1,791	1,024
Net cash provided by operating activities	685,454	559,113
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(200,546)	(57,066)
Investment in real estate – development/other	(76,635)	(175,887)
Capital expenditures to real estate	(85,987)	(89,297)
Non-real estate capital additions	(2,145)	(654)
Interest capitalized for real estate under development	(2,937)	(16,626)
Proceeds from disposition of real estate, net	287,173	297,298
Investments in unconsolidated entities	(3,099)	(2,488)
Distributions from unconsolidated entities – return of capital	—	113
Net cash provided by (used for) investing activities	(84,176)	(44,607)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(4,354)	$(2)
Mortgage notes payable, net:
Lump sum payoffs	(725,639)	(370,420)
Scheduled principal repayments	(3,273)	(6,971)
Net gain (loss) on debt extinguishment	(22,110)	(12,258)
Notes, net:
Proceeds	497,010	—
Lump sum payoffs	—	(394,077)
Line of credit and commercial paper:
Line of credit proceeds	415,000	890,000
Line of credit repayments	(415,000)	(625,000)
Commercial paper proceeds	4,766,050	2,610,863
Commercial paper repayments	(4,720,000)	(2,131,500)
Proceeds from (payments on) settlement of derivative instruments	1,638	—
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	2,181	2,111
Proceeds from exercise of EQR options	2,617	8,143
Payment of offering costs	(27)	(36)
Other financing activities, net	(48)	(40)
Contributions – Noncontrolling Interests – Partially Owned Properties	125	125
Contributions – Limited Partners	1	—
Distributions:
OP Units – General Partner	(384,315)	(369,244)
Preference Units	(1,545)	(2,318)
OP Units – Limited Partners	(13,854)	(13,913)
Noncontrolling Interests – Partially Owned Properties	(7,620)	(5,944)
Net cash provided by (used for) financing activities	(613,163)	(420,481)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(11,885)	94,025
Cash and cash equivalents and restricted deposits, beginning of period	100,762	219,088
Cash and cash equivalents and restricted deposits, end of period	$88,877	$313,113

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$34,507	$37,719
Restricted deposits	54,370	275,394
Total cash and cash equivalents and restricted deposits, end of period	$88,877	$313,113

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$188,913	$197,336
Net cash paid for income and other taxes	$644	$624
Amortization of deferred financing costs:
Other assets	$1,206	$1,206
Mortgage notes payable, net	$2,552	$1,378
Notes, net	$2,020	$1,799
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,963	$195
Notes, net	$1,300	$1,196
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(5)	$(5)
Accumulated other comprehensive income	$9,307	$9,251
Write-off of pursuit costs:
Investment in real estate, net	$2,042	$1,505
Other assets	$10	$21
Accounts payable and accrued expenses	$14	$20
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,321	$1,025
Other liabilities	$687	$730
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(13,226)	$(2,877)
Notes, net	$(2,151)	$(630)
Other liabilities	$3,382	$—
Accumulated other comprehensive income	$11,995	$3,507
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(2,379)	$(1,588)
Other liabilities	$(720)	$(900)
Debt financing costs:
Notes, net	$(4,354)	$(2)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$1,638	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(Amounts in thousands)

(Unaudited)

Six Months Ended
June 30, 2018
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$37,280
Balance, end of period	$37,280
GENERAL PARTNER
Balance, beginning of year	$10,293,796
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	331
Exercise of EQR share options	2,617
EQR’s Employee Share Purchase Plan (ESPP)	2,181
Share-based employee compensation expense:
EQR restricted shares	5,163
EQR share options	8,536
EQR ESPP discount	400
Net income available to Units – General Partner	323,866
OP Units – General Partner distributions	(397,796)
Offering costs	(27)
Supplemental Executive Retirement Plan (SERP)	(538)
Change in market value of Redeemable Limited Partners	(172)
Adjustment for Limited Partners ownership in Operating Partnership	110
Balance, end of period	$10,238,467
LIMITED PARTNERS
Balance, beginning of year	$226,691
Issuance of restricted units to Limited Partners	1
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(331)
Equity compensation associated with Units – Limited Partners	8,116
Net income available to Units – Limited Partners	12,358
Units – Limited Partners distributions	(14,374)
Change in carrying value of Redeemable Limited Partners	644
Adjustment for Limited Partners ownership in Operating Partnership	(110)
Balance, end of period	$232,995
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(88,612)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	11,995
Losses reclassified into earnings from other comprehensive income	9,307
Balance, end of period	$(67,310)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)
(Amounts in thousands)

(Unaudited)

Six Months Ended
June 30, 2018
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,708
Net income attributable to Noncontrolling Interests	1,189
Contributions by Noncontrolling Interests	125
Distributions to Noncontrolling Interests	(7,668)
Balance, end of period	$(1,646)

See accompanying notes

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Equity Residential (“EQR”) is an S&P 500 company focused on the acquisition, development and management of rental apartment properties primarily in urban and high-density suburban coastal gateway markets.  ERP Operating Limited Partnership (“ERPOP”) is focused on conducting the multifamily residential property business of Equity Residential.  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and ERPOP is an Illinois limited partnership formed in May 1993.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.

EQR is the general partner of, and as of June 30, 2018 owned an approximate 96.3% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues public equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of June 30, 2018, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 304 properties located in 10 states and the District of Columbia consisting of 78,645 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	284	74,003
Master-Leased Properties – Consolidated	1	162
Partially Owned Properties – Consolidated	17	3,535
Partially Owned Properties – Unconsolidated	2	945
	304	78,645

Note: Effective February 1, 2018 and April 2, 2018, the Company took over management of two of its Master-Leased properties containing 94 apartment units and 597 apartment units located in Boston and Los Angeles, respectively.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications did not have an impact on net income previously reported.  Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

•

Lessees – Leases will be accounted for using a dual approach, classifying leases as either operating or finance based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee.  This classification will determine whether the lease expense is recognized on a straight-line basis over the term of the lease (for operating leases) or based on an effective interest method (for finance leases).  A lessee is also required to record a right-of-use asset and a lease liability on its balance sheet for all leases with a term of greater than 12 months regardless of their classification as operating or finance leases.  Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases.

The new standard will be effective for the Company beginning on January 1, 2019, with early adoption permitted, though the Company currently anticipates adopting the new standard on the effective date.  The new standard must be adopted using a modified retrospective method, which requires application of the new guidance at the beginning of the earliest comparative period presented and provides for certain practical expedients, which the Company currently anticipates electing.  The Company anticipates that its residential and retail/commercial leases where it is the lessor will continue to be accounted for as operating leases under the new standard.  Therefore, the Company does not currently anticipate significant changes in the accounting for its lease revenues.  The Company is also the lessee under various corporate office and ground leases, which it will be required to recognize as right of use assets and related lease liabilities on its consolidated balance sheets upon adoption.  The Company currently anticipates that its corporate office leases where it is the lessee will continue to be accounted for as operating leases under the new standard.  Based on its anticipated election of the practical expedients, the Company would not be required to reassess the classification of existing ground leases and therefore these leases would continue to be accounted for as operating leases.  However, in the event we modify existing ground leases and/or enter into new ground leases after adoption of the new standard, such leases will likely be classified as finance leases.  The Company will continue to evaluate the impact of adopting the new leases standard on its consolidated results of operations and financial position.

In July 2018, the FASB issued an amendment to the new leases standard, which includes a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single component under the new leases standard.  The amendment also provides a transition option that permits the application of the new guidance as of the adoption date rather than to all periods presented.  The Company anticipates electing the practical expedient to account for both its lease and non-lease components as a single component under the leases standard and electing the new transition option.

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

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard entitled Revenue from Contracts with Customers that superseded nearly all existing revenue recognition guidance.  The new standard specifically excludes lease revenue.  The new standard’s core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Companies will likely need to use more judgment and make more estimates than under previous revenue recognition guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  The Company selected the modified retrospective transition method as of the date of adoption as required effective January 1, 2018.  Approximately 94% of rental income consists of revenue from leasing arrangements, which is specifically excluded from the standard (included as leasing revenue in the table below).  The Company analyzed its remaining revenue streams, inclusive of fee and asset management and gains and losses on sales, and concluded these revenue streams have the same timing and pattern of revenue recognition under the new guidance, and therefore the Company had no changes in revenue recognition with the adoption of the new standard.  As such, adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity/capital or cash flows.

For the remaining approximately 6% of rental income that is subject to the new revenue recognition standard, the Company’s disaggregated revenue streams are disclosed in the table below for the six months and quarter ended June 30, 2018.  These revenue streams have the same timing and pattern of revenue recognition across our reportable segments, with consistent allocations between the leasing and revenue recognition standards.  The revenue streams and percentages are comparable with the percentage of rental income for the six months and quarter ended June 30, 2017.

The following table presents the disaggregation of revenue streams of our rental income for the six months and quarter ended June 30, 2018 (amounts in thousands):

		Six Months Ended June 30, 2018		Quarter Ended June 30, 2018
Revenue Stream	Applicable Standard	Amount of Rental Income	Percentage of Rental Income	Amount of Rental Income	Percentage of Rental Income
Leasing revenue	Leases	$1,192,789	93.8%	$599,976	93.8%
Utility recoveries (“RUBS”)	Revenue Recognition	30,935	2.4%	15,560	2.4%
Parking revenue	Revenue Recognition	14,064	1.1%	6,267	1.0%
Other revenue	Revenue Recognition	34,663	2.7%	17,817	2.8%
Rental income		$1,272,451	100.0%	$639,620	100.0%

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

The new standards must be applied retrospectively to all periods presented in the consolidated financial statements.  The Company adopted the new standard in the fourth quarter of 2017 and will continue to apply the look-through approach for distributions received from equity method investees.  While overall cash flows did not change, there are changes between cash flow classifications due primarily to the debt prepayment penalties that the Company has incurred in the comparative period.  As of June 30, 2017, the following cash flows were reclassified (amounts in thousands):

	Six Months Ended June 30, 2017
	As Originally Presented	Reclassification Adjustments	As Presented Herein
Cash Flows from Operating Activities:
Amortization of discounts and premiums on debt	$3,359	$(1,968)	$1,391
Net (gain) loss on debt extinguishment	$—	$12,258	$12,258
(Increase) decrease in deposits - restricted	$310	$(310)	$—
(Increase) decrease in mortgage deposits	$900	$(900)	$—
Net cash provided by operating activities	$550,033	$9,080	$559,113

Cash Flows from Investing Activities:
(Increase) decrease in deposits on real estate acquisitions and investments, net	$(177,742)	$177,742	$—
(Increase) decrease in mortgage deposits	$(4,108)	$4,108	$—
Net cash provided by (used for) investing activities	$(226,457)	$181,850	$(44,607)

Cash Flows from Financing Activities:
Mortgage deposits	$47,127	$(47,127)	$—
Mortgage notes payable, net: Net gain (loss) on debt extinguishment	$—	$(12,258)	$(12,258)
Line of credit and commercial paper: Commercial paper proceeds	$2,608,895	$1,968	$2,610,863
Net cash (used for) financing activities	$(363,064)	$(57,417)	$(420,481)

Cash and cash equivalents, beginning of period	$77,207
(adjustments for restricted deposits, beginning of period)		$141,881
Cash and cash equivalents and restricted deposits, beginning of period			$219,088

Cash and cash equivalents, end of period	$37,719
(adjustments for restricted deposits, end of period)		$275,394
Cash and cash equivalents and restricted deposits, end of period			$313,113

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

Other

The Company is the controlling partner in various consolidated partnerships owning 17 properties consisting of 3,535 apartment units having a noncontrolling interest deficit balance of $1.6 million at June 30, 2018.  The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries.  Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning four properties having a noncontrolling interest deficit balance of $8.7 million.  These four partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements.  As of June 30, 2018, the Company estimates the value of Noncontrolling Interest distributions for these four properties would have been approximately $66.8 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the four Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on June 30, 2018 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units) for the six months ended June 30, 2018:

2018
Common Shares
Common Shares outstanding at January 1,	368,018,082
Common Shares Issued:
Conversion of OP Units	11,494
Exercise of share options	80,875
Employee Share Purchase Plan (ESPP)	44,858
Restricted share grants, net	123,027
Common Shares outstanding at June 30,	368,278,336
Units
Units outstanding at January 1,	13,768,438
Restricted unit grants, net	267,074
Conversion of OP Units to Common Shares	(11,494)
Units outstanding at June 30,	14,024,018
Total Common Shares and Units outstanding at June 30,	382,302,354
Units Ownership Interest in Operating Partnership	3.7%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at June 30, 2018 and December 31, 2017.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total.  Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above.  As of June 30, 2018, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $366.5 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the six months ended June 30, 2018 (amounts in thousands):

2018
Balance at January 1,	$366,955
Change in market value	172
Change in carrying value	(644)
Balance at June 30,	$366,483

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

The following table presents the Company’s issued and outstanding Preferred Shares as of June 30, 2018 and December 31, 2017:

			Amounts in thousands
		Annual
	Call	Dividend Per	June 30,	December 31,
	Date (1)	Share (2)	2018	2017
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding as of June 30, 2018 and December 31, 2017	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)

On or after the call date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the six months ended June 30, 2018:

2018
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	381,786,520
Issued to General Partner:
Exercise of EQR share options	80,875
EQR’s Employee Share Purchase Plan (ESPP)	44,858
EQR’s restricted share grants, net	123,027
Issued to Limited Partners:
Restricted unit grants, net	267,074
General and Limited Partner Units outstanding at June 30,	382,302,354
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,768,438
Limited Partner restricted unit grants, net	267,074
Conversion of Limited Partner OP Units to EQR Common Shares	(11,494)
Limited Partner Units outstanding at June 30,	14,024,018
Limited Partner Units Ownership Interest in Operating Partnership	3.7%

The Limited Partners of the Operating Partnership as of June 30, 2018 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units.  Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis.  The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units.  Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR.  Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at June 30, 2018 and December 31, 2017.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total.  Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above.  As of June 30, 2018, the Redeemable Limited Partner Units have a redemption value of approximately $366.5 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the six months ended June 30, 2018 (amounts in thousands):

2018
Balance at January 1,	$366,955
Change in market value	172
Change in carrying value	(644)
Balance at June 30,	$366,483

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of June 30, 2018 and December 31, 2017:

			Amounts in thousands
		Annual
	Call	Dividend Per	June 30,	December 31,
	Date (1)	Unit (2)	2018	2017
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding as of June 30, 2018 and December 31, 2017	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No shares were repurchased during the six months ended June 30, 2018.  As of June 30, 2018, EQR has remaining authorization to repurchase up to 13.0 million of its shares under the repurchase program.

4.	Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Land	$5,986,329	$5,996,024
Depreciable property:
Buildings and improvements	17,852,269	17,743,042
Furniture, fixtures and equipment	1,615,089	1,548,961
In-Place lease intangibles	479,248	476,359
Projects under development:
Land	39,437	43,226
Construction-in-progress	106,127	120,321
Land held for development:
Land	61,038	62,538
Construction-in-progress	25,060	36,425
Investment in real estate	26,164,597	26,026,896
Accumulated depreciation	(6,338,043)	(6,040,378)
Investment in real estate, net	$19,826,554	$19,986,518

The following table summarizes the carrying amounts for the Company’s above and below market ground and retail lease intangibles as of June 30, 2018 and December 31, 2017 (amounts in thousands):

Description	Balance Sheet Location	June 30, 2018	December 31, 2017
Assets
Ground lease intangibles – below market	Other Assets	$191,918	$191,918
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		193,178	193,178
Accumulated amortization		(24,691)	(22,434)
Lease intangible assets, net		$168,487	$170,744

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	5,270	5,270
Lease intangible liabilities		7,670	7,670
Accumulated amortization		(5,204)	(5,143)
Lease intangible liabilities, net		$2,466	$2,527

The following table provides a summary of the effect of the amortization for above and below market ground and retail lease intangibles on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months and quarters ended June 30, 2018 and 2017, respectively (amounts in thousands):

		Six Months Ended June 30,		Quarter Ended June 30,
Description	Income Statement Location	2018	2017	2018	2017
Ground lease intangible amortization	Property and Maintenance	$(2,232)	$(2,161)	$(1,116)	$(1,081)
Retail lease intangible amortization	Rental Income	36	444	18	220
Total amortization of above/below market lease intangibles		$(2,196)	$(1,717)	$(1,098)	$(861)

The following table provides a summary of the aggregate amortization for above and below market ground and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2018	2019	2020	2021	2022	2023
Ground lease intangibles	$(2,231)	$(4,463)	$(4,463)	$(4,463)	$(4,463)	$(4,463)
Retail lease intangibles	35	71	71	71	27	19
Total	$(2,196)	$(4,392)	$(4,392)	$(4,392)	$(4,436)	$(4,444)

During the six months ended June 30, 2018, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	2	357	$199,700
Total	2	357	$199,700

(1)	Purchase price includes an allocation of approximately $49.1 million to land and $151.4 million to depreciable property (inclusive of capitalized closing costs).

During the six months ended June 30, 2018, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	4	786	$290,020
Land Parcels (one)	—	—	2,700
Total	4	786	$292,720

The Company recognized a net gain on sales of real estate properties of approximately $142.2 million and a net gain on sales of land parcels of approximately $1.0 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has entered into a separate agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	1	372	$135,500
Total	1	372	$135,500

The Company has entered into a separate agreement to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	1	506	$416,100
Total	1	506	$416,100

The closing of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized above.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated).

Consolidated Variable Interest Entities (“VIEs”)

In accordance with accounting standards for consolidation of VIEs, the Company consolidates ERPOP on EQR’s financial statements.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.  The limited partners are not able to exercise substantive kick-out or participating rights.  As a result, ERPOP qualifies as a VIE.  EQR has a controlling financial interest in ERPOP and, thus, is ERPOP’s primary beneficiary.  EQR has the power to direct the activities of ERPOP that most significantly impact ERPOP’s economic performance as well as the obligation to absorb losses or the right to receive benefits from ERPOP that could potentially be significant to ERPOP.

The Company has various equity interests in certain joint ventures owning 17 properties containing 3,535 apartment units.  The Company is the general partner or managing member of these joint ventures and is responsible for managing the operations and affairs of the joint ventures as well as making all decisions regarding the businesses of the joint ventures.  The limited partners or non-managing members are not able to exercise substantive kick-out or participating rights.  As a result, the joint ventures qualify as VIEs.  The Company has a controlling financial interest in the VIEs and, thus, is the VIEs’ primary beneficiary.  The Company has both the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs.  As a result, the joint ventures are required to be consolidated on the Company’s financial statements.  The consolidated assets and liabilities related to the joint ventures were approximately $717.5 million and $313.4 million, respectively, at June 30, 2018 and approximately $518.9 million and $307.0 million, respectively, at December 31, 2017.

Investments in Unconsolidated Entities

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of June 30, 2018 and December 31, 2017 (amounts in thousands except for ownership percentage):

	June 30, 2018	December 31, 2017	Ownership Percentage
Investments in Unconsolidated Entities:
Wisconsin Place Developer (VIE) (1)	$43,456	$44,451	33.3%
Operating Properties (Non-VIE) (2)	11,378	12,367	20.0%
Other	3,290	1,436	Varies
Investments in Unconsolidated Entities	$58,124	$58,254

(1)

Represents an unconsolidated interest in an entity that owns the land underlying one of the consolidated joint venture properties noted above and owns and operates a related parking facility.  The joint venture, as a limited partner, does not have substantive kick-out or participating rights in the entity.  As a result, the entity qualifies as a VIE.  The joint venture does not have a controlling financial interest in the VIE and is not the VIE’s primary beneficiary.  The joint venture does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance or the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.  As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

(2)	Includes two joint ventures under separate agreements with the same partner totaling 945 apartment units.

7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Mortgage escrow deposits:
Real estate taxes and insurance	$1,171	$845
Replacement reserves	7,698	8,347
Mortgage principal reserves/sinking funds	6,544	3,167
Other	852	852
Mortgage escrow deposits	16,265	13,211
Restricted cash:
Earnest money on pending acquisitions	750	750
Restricted deposits on real estate investments	712	58
Resident security and utility deposits	35,097	35,183
Other	1,546	913
Restricted cash	38,105	36,904
Restricted deposits	$54,370	$50,115

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.  Weighted average interest rates noted below for the six months ended June 30, 2018 are net of the effect of any derivative instruments.

Mortgage Notes Payable

As of June 30, 2018, the Company had outstanding mortgage debt of approximately $2.9 billion.

During the six months ended June 30, 2018, the Company:

•	Repaid $550.0 million of 6.08% mortgage debt held in a Fannie Mae loan pool maturing in 2020 and incurred a prepayment penalty of approximately $22.1 million;
•	Repaid $43.7 million of conventional fixed-rate mortgage loans maturing in 2018;
•	Repaid $131.9 million of various tax-exempt mortgage bonds maturing in 2028 through 2042; and
•	Repaid $3.3 million of scheduled principal repayments on various mortgage debt.

The Company recorded $1.6 million of write-offs of unamortized deferred financing costs during the six months ended June 30, 2018 as additional interest expense related to debt extinguishment of mortgages.  The Company also recorded $0.2 million of write-offs of net unamortized premiums during the six months ended June 30, 2018 as a reduction of interest expense related to debt extinguishment of mortgages.

As of June 30, 2018, the Company had $563.4 million of secured debt subject to third party credit enhancement.

As of June 30, 2018, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 28, 2061.  At June 30, 2018, the interest rate range on the Company’s mortgage debt was 0.10% to 6.90%.  During the six months ended June 30, 2018, the weighted average interest rate on the Company’s mortgage debt was 4.22%.

Notes

As of June 30, 2018, the Company had outstanding unsecured notes of approximately $5.5 billion.

During the six months ended June 30, 2018, the Company issued $500.0 million of ten-year 3.50% unsecured notes, receiving net proceeds of approximately $497.0 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 3.61%.

As of June 30, 2018, scheduled maturities for the Company’s outstanding notes were at various dates through August 1, 2047.  At June 30, 2018, the interest rate range on the Company’s notes before the effect of certain fair value hedges was 2.375% to 7.57%.  During the six months ended June 30, 2018, the weighted average interest rate on the Company’s notes was 4.27%.

The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for the six months ended June 30, 2018.

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

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  As of June 30, 2018, there was a balance of $345.8 million outstanding on the commercial paper program ($347.0 million in principal outstanding net of an unamortized discount of $1.2 million).  The notes bear interest at various floating rates with a weighted average of 2.16% for the six months ended June 30, 2018 and a weighted average maturity of 48 days as of June 30, 2018.

As of June 30, 2018, the amount available on the revolving credit facility was $1.65 billion (net of $6.7 million which was restricted/dedicated to support letters of credit and net of $347.0 million in principal outstanding on the commercial paper program).  During the six months ended June 30, 2018, the weighted average interest rate on the revolving credit facility was 2.29%.

Other

On April 24, 2017, the Company executed a new letter of credit facility with a third party financial institution which is not backed by or collateralized by borrowings on the Company’s unsecured revolving credit facility.  As of June 30, 2018, there was $9.0 million in letters of credit outstanding on this facility.

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at June 30, 2018 and December 31, 2017, respectively (amounts in thousands):

	June 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$2,894,325	$2,823,402	$3,618,722	$3,615,384
Unsecured debt, net	5,878,444	5,911,615	5,338,569	5,619,744
Total debt, net	$8,772,769	$8,735,017	$8,957,291	$9,235,128

The following table summarizes the Company’s consolidated derivative instruments at June 30, 2018 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$450,000	$800,000
Lowest Interest Rate	2.375%	2.1478%
Highest Interest Rate	2.375%	3.1163%
Earliest Maturity Date	2019	2028
Latest Maturity Date	2019	2029

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.
(2)

Forward Starting Swaps – Designed to partially fix interest rates in advance of planned future debt issuances.  Of the $800.0 million notional balance, $300.0 million of these swaps have mandatory counterparty terminations in 2019 and are targeted for certain 2018 debt issuances while $500.0 million of these swaps have mandatory counterparty terminations in 2020 and are targeted for certain 2019 debt issuances.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at June 30, 2018 and December 31, 2017, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	6/30/2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$16,731	$—	$16,731	$—
Supplemental Executive Retirement Plan	Other Assets	140,432	140,432	—	—
Total		$157,163	$140,432	$16,731	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$3,748	$—	$3,748	$—
Forward Starting Swaps	Other Liabilities	1,231	—	1,231	—
Supplemental Executive Retirement Plan	Other Liabilities	140,432	140,432	—	—
Total		$145,411	$140,432	$4,979	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$366,483	$—	$366,483	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Staring Swaps	Other Assets	$5,143	$—	$5,143	$—
Supplemental Executive Retirement Plan	Other Assets	140,159	140,159	—	—
Total		$145,302	$140,159	$5,143	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$1,597	$—	$1,597	$—
Supplemental Executive Retirement Plan	Other Liabilities	140,159	140,159	—	—
Total		$141,756	$140,159	$1,597	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$366,955	$—	$366,955	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2018 and 2017, respectively (amounts in thousands):

June 30, 2018 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(2,151)	Fixed rate debt	Interest expense	$2,151
Total		$(2,151)			$2,151

June 30, 2017 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(630)	Fixed rate debt	Interest expense	$630
Total		$(630)			$630

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2018 and 2017, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
June 30, 2018 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$11,995	Interest expense	$(9,307)	N/A	$—
Total	$11,995		$(9,307)		$—

	Effective Portion			Ineffective Portion
June 30, 2017 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$3,507	Interest expense	$(9,251)	N/A	$—
Total	$3,507		$(9,251)		$—

As of June 30, 2018 and December 31, 2017, there were approximately $67.3 million and $88.6 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments.  Based on the estimated fair values of the net derivative instruments at June 30, 2018, the Company may recognize an estimated $19.9 million of accumulated other comprehensive income (loss) as additional interest expense during the twelve months ending June 30, 2019.

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

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2018	2017	2018	2017
Numerator for net income per share – basic:
Net income	$338,958	$354,101	$118,410	$204,160
Allocation to Noncontrolling Interests – Operating Partnership	(12,358)	(12,765)	(4,299)	(7,354)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,189)	(1,553)	(509)	(765)
Preferred distributions	(1,545)	(1,546)	(772)	(773)
Numerator for net income per share – basic	$323,866	$338,237	$112,830	$195,268
Numerator for net income per share – diluted:
Net income	$338,958	$354,101	$118,410	$204,160
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,189)	(1,553)	(509)	(765)
Preferred distributions	(1,545)	(1,546)	(772)	(773)
Numerator for net income per share – diluted	$336,224	$351,002	$117,129	$202,622
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	367,865	366,713	367,930	366,820
Effect of dilutive securities:
OP Units	12,864	12,906	12,865	12,913
Long-term compensation shares/units	2,495	2,886	2,628	2,959
Denominator for net income per share – diluted	383,224	382,505	383,423	382,692
Net income per share – basic	$0.88	$0.92	$0.31	$0.53
Net income per share – diluted	$0.88	$0.92	$0.31	$0.53

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2018	2017	2018	2017
Numerator for net income per Unit – basic and diluted:
Net income	$338,958	$354,101	$118,410	$204,160
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,189)	(1,553)	(509)	(765)
Allocation to Preference Units	(1,545)	(1,546)	(772)	(773)
Numerator for net income per Unit – basic and diluted	$336,224	$351,002	$117,129	$202,622
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	380,729	379,619	380,795	379,733
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,495	2,886	2,628	2,959
Denominator for net income per Unit – diluted	383,224	382,505	383,423	382,692
Net income per Unit – basic	$0.88	$0.92	$0.31	$0.53
Net income per Unit – diluted	$0.88	$0.92	$0.31	$0.53

11.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws.  Compliance by the Company with existing laws has not had a material adverse effect on the Company.  However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.  As of June 30, 2018, the Company does have environmental reserves totaling approximately $5.2 million related to three of its properties.

The Company had established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assessed the adequacy of the reserve and made adjustments as necessary.  As of June 30, 2018, the matters were resolved for a total payout of $0.9 million and no reserve remains outstanding.

The Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of June 30, 2018, the Company has four wholly owned projects totaling 912 apartment units in various stages of development with remaining commitments to fund of approximately $466.0 million and estimated completion dates ranging through September 30, 2021, as well as other completed development projects that are in various stages of lease-up or are stabilized.

As of June 30, 2018, the Company has two unconsolidated operating properties that are owned with the same third party joint venture partner under separate agreements.  The joint venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions.  The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  The Company’s same store operating segments located primarily in its coastal gateway markets represent its reportable segments.  The Company’s operating segments located in its other markets (Phoenix) that are not material have also been included in the tables presented below.

The Company’s fee and asset management and development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2018 and 2017, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the six months and quarters ended June 30, 2018 and 2017, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2018	2017	2018	2017
Rental income	$1,272,451	$1,216,219	$639,620	$612,299
Property and maintenance expense	(211,946)	(201,924)	(103,744)	(99,316)
Real estate taxes and insurance expense	(181,396)	(169,231)	(89,482)	(87,503)
Total operating expenses	(393,342)	(371,155)	(193,226)	(186,819)
Net operating income	$879,109	$845,064	$446,394	$425,480

The following tables present NOI for each segment from our rental real estate for the six months and quarters ended June 30, 2018 and 2017, respectively, as well as total assets and capital expenditures at June 30, 2018  (amounts in thousands):

	Six Months Ended June 30, 2018			Six Months Ended June 30, 2017
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$205,103	$58,892	$146,211	$198,557	$56,960	$141,597
Orange County	45,331	11,090	34,241	43,654	10,838	32,816
San Diego	45,425	11,751	33,674	43,620	11,535	32,085
Subtotal - Southern California	295,859	81,733	214,126	285,831	79,333	206,498

San Francisco	219,400	52,854	166,546	213,516	54,018	159,498
Washington D.C.	215,843	66,899	148,944	213,546	64,572	148,974
New York	240,124	94,505	145,619	239,367	88,938	150,429
Boston	113,511	31,593	81,918	110,989	30,145	80,844
Seattle	97,642	27,799	69,843	94,020	26,407	67,613
Other Markets	969	341	628	924	340	584
Total same store	1,183,348	355,724	827,624	1,158,193	343,753	814,440

Non-same store/other (2) (3)
Non-same store	83,193	29,862	53,331	34,439	12,533	21,906
Other (3)	5,910	7,756	(1,846)	23,587	14,869	8,718
Total non-same store/other	89,103	37,618	51,485	58,026	27,402	30,624

Totals	$1,272,451	$393,342	$879,109	$1,216,219	$371,155	$845,064

(1)

For the six months ended June 30, 2018 and 2017, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2017, less properties subsequently sold, which represented 72,210 apartment units.

(2)	For the six months ended June 30, 2018 and 2017, non-same store primarily includes properties acquired after January 1, 2017, plus any properties in lease-up and not stabilized as of January 1, 2017.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended June 30, 2018			Quarter Ended June 30, 2017
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$102,619	$29,032	$73,587	$99,921	$28,309	$71,612
Orange County	22,829	5,564	17,265	21,998	5,376	16,622
San Diego	22,932	5,788	17,144	21,897	5,736	16,161
Subtotal - Southern California	148,380	40,384	107,996	143,816	39,421	104,395

San Francisco	115,332	27,581	87,751	111,835	28,466	83,369
Washington D.C.	108,689	33,237	75,452	107,103	32,241	74,862
New York	120,498	46,680	73,818	120,005	43,499	76,506
Boston	57,217	15,511	41,706	55,943	14,941	41,002
Seattle	49,031	14,111	34,920	47,594	13,392	34,202
Other Markets	481	175	306	461	144	317
Total same store	599,628	177,679	421,949	586,757	172,104	414,653

Non-same store/other (2) (3)
Non-same store	39,427	13,154	26,273	13,850	5,193	8,657
Other (3)	565	2,393	(1,828)	11,692	9,522	2,170
Total non-same store/other	39,992	15,547	24,445	25,542	14,715	10,827

Totals	$639,620	$193,226	$446,394	$612,299	$186,819	$425,480

(1)

For the quarters ended June 30, 2018 and 2017, same store primarily includes all properties acquired or completed that were stabilized prior to April 1, 2017, less properties subsequently sold, which represented 72,629 apartment units.

(2)	For the quarters ended June 30, 2018 and 2017, non-same store primarily includes properties acquired after April 1, 2017, plus any properties in lease-up and not stabilized as of April 1, 2017.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Six Months Ended June 30, 2018
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,649,731	$13,220
Orange County	323,604	4,017
San Diego	413,701	2,481
Subtotal - Southern California	3,387,036	19,718

San Francisco	3,004,183	21,259
Washington D.C.	3,742,083	14,137
New York	4,404,182	12,092
Boston	1,609,747	9,451
Seattle	1,296,447	6,900
Other Markets	12,795	102
Total same store	17,456,473	83,659

Non-same store/other (2) (3)
Non-same store	2,414,779	2,210
Other (3)	535,330	118
Total non-same store/other	2,950,109	2,328

Totals	$20,406,582	$85,987

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2017, less properties subsequently sold, which represented 72,210 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2017, plus any properties in lease-up and not stabilized as of January 1, 2017.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
13.	Subsequent Events

There have been no material subsequent events occurring since June 30, 2018.

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
•

Occupancy levels and market rents may be adversely affected by national and local political, economic and market conditions including, without limitation, new construction and excess inventory of multifamily and owned housing/ condominiums, increasing portions of owned housing/condominium stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences, governmental regulations including rent control or rent stabilization laws and regulations (California will have a ballot measure in November 2018 that would seek to repeal an existing state law that limits the extent to which local governments can enact rent control) and the potential for geopolitical instability, all of which are beyond the Company’s control; and

•	Additional factors as discussed in Part I of the Company’s and the Operating Partnership’s Annual Report on Form 10-K, particularly those under “Item 1A Risk Factors”.

Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report.

Overview

Equity Residential (“EQR”) is an S&P 500 company focused on the acquisition, development and management of rental apartment properties primarily in urban and high-density suburban coastal gateway markets.  ERP Operating Limited Partnership (“ERPOP”) is focused on conducting the multifamily residential property business of Equity Residential.  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and ERPOP is an Illinois limited partnership formed in May 1993.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.

EQR is the general partner of, and as of June 30, 2018 owned an approximate 96.3% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates property management offices in each of its markets.  As of June 30, 2018, the Company had approximately 2,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

Business Objectives and Operating and Investing Strategies

The Company’s and the Operating Partnership’s business objectives and operating and investing strategies have not changed materially from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.  The Company is also actively seeking to invest in rental apartment properties in urban and high-density suburban areas of Denver, a market that shares many characteristics with the Company’s coastal gateway markets.  We expect the acquisitions will be funded with proceeds from dispositions of properties in other markets.

Results of Operations

2018 Transactions

In conjunction with our business objectives and operating strategy, during the six months ended June 30, 2018 the Company continued to invest in apartment properties located primarily in our coastal gateway markets and sell apartment properties located primarily in the less dense portion of suburban markets and/or properties that we believe will have inferior long-term returns, as follows:

•

Acquired two consolidated apartment properties, located in the Seattle and New York markets, consisting of 357 apartment units for approximately $199.7 million at a weighted average Acquisition Cap Rate (see Definitions section below) of 4.5%;

•

Sold four consolidated apartment properties, located in the Seattle, Los Angeles and New York (two properties) markets, consisting of 786 apartment units for approximately $290.0 million at a weighted average Disposition Yield (see Definitions section below) of 4.4% and generating an Unlevered IRR (see Definitions section below) of 8.1%;

•	Sold one land parcel located in the Washington D.C. market for a sale price of approximately $2.7 million;
•	Started construction on one project, located in the Boston market, consisting of 469 apartment units totaling approximately $409.7 million of expected development costs; and

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

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both of the six months ended June 30, 2018 and 2017 (the “Six-Month 2018 Same Store Properties”), which represented 72,210 apartment units, and properties that the Company owned and were stabilized for all of both of the quarters ended June 30, 2018 and 2017 (the “Second Quarter 2018 Same Store Properties”), which represented 72,629 apartment units, impacted the Company’s results of operations.  Both the Six-Month 2018 Same Store Properties and the Second Quarter 2018 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the six months and quarter ended June 30, 2018:

	Six Months Ended		Quarter Ended
	June 30, 2018		June 30, 2018
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	275	70,117	282	72,204
2016 acquisitions	4	573	—	—
2018 dispositions	(4)	(786)	—	—
Properties added back to same store (1)	—	—	1	71
Lease-up properties stabilized	7	2,292	1	348
Other	—	14	—	6
Same Store Properties at June 30, 2018	282	72,210	284	72,629

	Six Months Ended		Quarter Ended
	June 30, 2018		June 30, 2018
	Properties	Apartment Units	Properties	Apartment Units
Same Store	282	72,210	284	72,629
Non-Same Store:
2018 acquisitions	2	357	2	357
2017 acquisitions - stabilized	2	437	2	437
2017 acquisitions - not stabilized	2	510	2	510
Properties removed from same store (1)	2	356	1	285
Master-Leased properties (2)	1	162	1	162
Lease-up properties not yet stabilized (3)	10	3,667	9	3,319
Other	1	1	1	1
Total Non-Same Store	20	5,490	18	5,071
Unconsolidated properties	2	945	2	945
Total Properties and Apartment Units	304	78,645	304	78,645

Note: Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

Note: During the quarter ended June 30, 2018, the Company closed down a garage (CRP Sports Garage in Boston, Massachusetts) and began its demolition as it starts the development of West End Tower on the site.  As a result, the garage was removed from the same store portfolio, which had no impact on the unit or property count for the six months and quarter ended June 30, 2018.

(1)

Consists of one property containing 285 apartment units (Playa Pacifica in Hermosa Beach, California) which was removed from the same store portfolio in the first quarter of 2015 due to a major renovation in which significant portions of the property were taken offline for extended time periods and one property containing 71 apartment units (Acton Courtyard in Berkeley, California) which was removed from the same store portfolio in the third quarter of 2016 due to an affordable housing dispute which required significant portions of the property to be vacant for an extended re-leasing period.  As of June 30, 2018 and 2017, Playa Pacifica had an occupancy of 96.5% and 92.3%, respectively. Playa Pacifica will not return to the same store portfolio until it is stabilized for all of the current and comparable periods presented.  As of June 30, 2018 and 2017, Acton Courtyard had an occupancy of 91.5% and 97.2%, respectively.  Acton Courtyard remains in non-same store for the six months ended June 30, 2018 as the property did not achieve greater than 90% occupancy for all of the current and comparable periods presented.  Acton Courtyard returned to the same store portfolio for the quarter ended June 30, 2018 as the property was stabilized for all of the current and comparable periods presented.

(2)

Consists of one property containing 162 apartment units that is wholly owned by the Company where the entire project is master leased to a third party corporate housing provider.  Effective February 1, 2018, the Company took over management of one of its master-leased properties containing 94 apartment units located in the Boston market.  Effective April 2, 2018, the Company took over management of one of its master-leased properties containing 597 units located in the Los Angeles market.

(3)

Consists of properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.  Also includes the two master-leased properties noted above.

The following table provides comparative same store results and statistics for the Six-Month 2018 Same Store Properties:

June YTD 2018 vs. June YTD 2017

Same Store Results/Statistics for 72,210 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Physical Occupancy (2)	Turnover (3)
YTD 2018	$1,183,348	$355,724	$827,624	$2,732	96.1%	24.1%
YTD 2017	$1,158,193	$343,753	$814,440	$2,682	95.8%	25.4%
Change	$25,155	$11,971	$13,184	$50	0.3%	(1.3)%
Change	2.2%	3.5%	1.6%	1.9%

Note: Same store revenues for all leases are reflected on a straight line basis in accordance with GAAP for the current and comparable periods.

(1)

Average Rental Rate – Total residential rental revenues reflected on a straight-line basis in accordance with GAAP divided by the weighted average occupied apartment units for the reporting period presented.

(2)	Physical Occupancy – The weighted average occupied apartment units for the reporting period divided by the average of total apartment units available for rent for the reporting period.
(3)	Turnover – Total residential move-outs (including inter-property and intra-property transfers) divided by total residential apartment units.

The following table provides comparative same store operating expenses for the Six-Month 2018 Same Store Properties:

June YTD 2018 vs. June YTD 2017

Same Store Operating Expenses for 72,210 Same Store Apartment Units

$ in thousands

					% of Actual
					YTD 2018
	Actual	Actual	$	%	Operating
	YTD 2018	YTD 2017	Change	Change	Expenses
Real estate taxes	$152,034	$145,535	$6,499	4.5%	42.7%
On-site payroll (1)	78,088	76,528	1,560	2.0%	22.0%
Utilities (2)	47,944	45,583	2,361	5.2%	13.5%
Repairs and maintenance (3)	44,471	42,761	1,710	4.0%	12.5%
Insurance	9,196	8,737	459	5.3%	2.6%
Leasing and advertising	4,816	4,826	(10)	(0.2)%	1.3%
Other on-site operating expenses (4)	19,175	19,783	(608)	(3.1)%	5.4%
Same store operating expenses	$355,724	$343,753	$11,971	3.5%	100.0%
(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Six Months Ended June 30,
	2018	2017
Operating income	$414,523	$414,921
Adjustments:
Fee and asset management revenue	(373)	(361)
Property management	46,928	43,841
General and administrative	28,780	27,799
Depreciation	389,251	358,864
Total NOI	$879,109	$845,064
Rental income:
Same store	$1,183,348	$1,158,193
Non-same store/other	89,103	58,026
Total rental income	1,272,451	1,216,219
Operating expenses:
Same store	355,724	343,753
Non-same store/other	37,618	27,402
Total operating expenses	393,342	371,155
NOI:
Same store	827,624	814,440
Non-same store/other	51,485	30,624
Total NOI	$879,109	$845,064

For properties that the Company acquired or completed that were stabilized prior to January 1, 2017 and that the Company expects to continue to own through December 31, 2018, the Company anticipates the following same store results for the full year ending December 31, 2018, which assumptions are based on current expectations and are forward looking:

2018 Same Store Assumptions
	Revised Full Year	Previous Full Year
Physical Occupancy	96.1%	96.0%
Revenue change	1.9% to 2.3%	1.0% to 2.25%
Expense change	3.5% to 4.0%	3.5% to 4.5%
NOI change	1.0% to 1.8%	0.0% to 1.5%

Same store revenues increased 2.2% during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, which was at the higher end of our expectations, due to higher average rental rates and gains in occupancy.  The Company now anticipates full year 2018 same store revenue growth of approximately 1.9% to 2.3% as compared to the original guidance range of 1.0% to 2.25% that was provided in February 2018.  The Company’s primary focus in 2018 is to continue providing exceptional customer service in order to retain existing residents to drive renewal rate growth, which came in at 4.7%, and strong occupancy, which increased 0.3% to 96.1%, for the six months ended June 30, 2018 as compared to the same period in 2017.

Washington D.C. continues to perform slightly better than target due to high occupancy rates and strong job growth leading to absorption of new supply in the market. However, we believe this market will continue to struggle with supply issues into 2019.  Same store revenues increased 1.1% in the six months ended June 30, 2018 as compared to the same period in 2017, which modestly exceeded our expectations.  Occupancy of 96.2% for the first half of 2018 was higher than at the same time period last year.  We expect to produce same store revenue growth of approximately 1.2% in this market in 2018, which is slightly better than our original expectations of 1.0%.

In the New York market, we originally anticipated that elevated deliveries of new luxury supply would have an impact on our ability to raise rents and would require us to issue rent concessions.  However, due to strong demand for our well-located properties, we have increased same store occupancy levels and used fewer concessions in the first half of 2018 than we originally expected.  As a result, same store revenues increased 0.3% in the six months ended June 30, 2018 as compared to the same period in 2017, which exceeded our expectations.  Due to these strong demand conditions which led to higher occupancy and renewal rates, we expect to produce same store revenue growth of approximately 0.2% for full year 2018, which is significantly better than our original expectations of a decline of 0.75% for this market.

Boston continues to steadily absorb new supply as a result of strong job growth in the business service sector.  Additionally, renewal and occupancy rates were better than expected.  Same store revenues increased 2.3% in the six months ended June 30, 2018 as compared to the same period in 2017.  Due to the market’s continued ability to absorb the new supply and easing supply pressure in the second half of 2018, we now expect to produce same store revenue growth of approximately 2.1% in this market in 2018, which is better than our original expectations of 1.6%.

We have a continued cautious outlook for Seattle as the market feels the impact from elevated supply.  While the job market continues to be strong and diverse, new lease and renewal rates were below our original expectations for the six months ended June 30, 2018 and we continue to have less ability to raise rents than we expected.  Same store revenues increased 3.9% in the six months ended June 30, 2018 as compared to the same period in 2017, which was lower than our original expectations.  We do expect the rate pressures to continue during the second half of 2018 due primarily to new supply.  As a result, we expect Seattle to produce same store revenue growth of approximately 3.0% in 2018, which is lower than our original expectations of 3.25% for this market.

San Francisco continues to perform better than expected primarily as a result of strong demand driving occupancy, new lease growth and renewal rates.  The market continues to show positive trends and is producing strong job growth compared to the prior year.  As a result, same store revenues increased 2.8% in the six months ended June 30, 2018 as compared to the same period in 2017, which exceeded our original expectations.  As a result, we expect to produce same store revenue growth of approximately 2.9% in this market in 2018, which is significantly better than our original expectation of 1.75%.

Although Los Angeles continues to feel an increase in supply, these pressures were not as intense as expected due to delays in deliveries, which will shift the supply to later in the year or the beginning of 2019.  As such, occupancy, renewals and new lease rates all exceeded our expectations.  Same store revenues increased 3.3% in the six months ended June 30, 2018 as compared to the same period in 2017, which was slightly higher than our original expectations.  Residential-only same store revenues increased 3.6% in the six months ended 2018 as compared to the same period in 2017, while our reported revenue increase of 3.3% includes the impact of a negative, one-time non-residential income adjustment.  We expect to produce same store revenue growth of approximately 3.4% in this market in 2018, which is better than our original expectations of 3.25%.

Orange County experienced pressure on average rental rates and occupancy due to lease-ups within the Irvine area.  Same store revenues increased 3.8% in the six months ended June 30, 2018 as compared to the same period in 2017, which was slightly lower than our original expectations.  We expect to produce same store revenue growth of approximately 3.5% in this market in 2018, which is lower than our original expectations of 4.0%.

In the San Diego market, we experienced less new supply pressure in the downtown area towards the end of the first half of 2018.  Same store revenues increased 4.1% in the six months ended June 30, 2018 as compared to the same period in 2017, which slightly exceeded our expectations.  We expect to produce same store revenue growth of approximately 4.0% in this market in 2018, which is consistent with our original expectations.

Same store expenses increased 3.5% during the six months ended June 30, 2018 as compared to the same period in 2017.  The Company now anticipates that full year 2018 same store expenses will increase 3.5% to 4.0% as compared to the original guidance range of 3.5% to 4.5% that was provided in February 2018, primarily due to the following items:

•

Real estate taxes increased 4.5% during the six months ended June 30, 2018 as compared to the same period in 2017, which is slightly better than our original expectations, due primarily to better than anticipated appeal results in California.  Real estate taxes are estimated to increase 4.0% to 4.5% for the full year 2018 as compared to 2017, which is better than our original expectations of 4.75% to 5.75%.  This change is due primarily to the favorable appeals noted above and the expected sale of a New York property which has increases in taxes significantly greater than the ranges noted above due to reductions of its 421-a tax abatement.

•

Payroll costs increased 2.0% during the six months ended June 30, 2018 as compared to the same period in 2017 and are estimated to increase 3.0% to 4.0% for the full year 2018 as compared to 2017.  This increase is better than our original expectations of a 5.0% increase, primarily due to a reduction in medical reserve expenses; and

•

Utilities increased 5.2% during the six months ended June 30, 2018 as compared to the same period in 2017, primarily due to increases in the commodity cost for electricity, natural gas and heating oil after enjoying several years of declining rates, as well as adverse winter weather in the Northeast in the first quarter of 2018.  Utilities are now estimated to increase close to 4.0% for the full year 2018 as compared to 2017, which is at the high end of the original guidance range of 3.0% to 4.0%.

Same store NOI increased 1.6% during the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, which was at the higher end of our expectations.  The Company now anticipates full year 2018 same store NOI growth of approximately 1.0% to 1.8% as compared to the original guidance range of 0.0% to 1.5% that was provided in February 2018, as a result of the above same store revenue and expense expectations.

See also Note 12 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the six months ended June 30, 2018 increased approximately $20.9 million compared to the same period of 2017 and consist primarily of properties acquired in calendar years 2017 and 2018, operations from the Company’s development properties and operations prior to disposition from 2017 and 2018 sold properties.  This difference is due primarily to:

•	A positive impact of higher NOI from development and newly stabilized development properties in lease-up of $20.0 million;
•	A positive impact of higher NOI from properties acquired in 2017 and 2018 of $11.7 million;
•	A positive impact of higher NOI from other non-same store properties (including one current and two former master leased properties) of $1.3 million; and

•	A negative impact of lost NOI from 2017 and 2018 dispositions of $12.6 million.

The Company’s guidance assumes consolidated rental acquisitions of $700.0 million and consolidated rental dispositions of $700.0 million and expects that the Acquisition Cap Rate will be 0.0% to 0.25% lower than the Disposition Yield for the full year ending December 31, 2018.  The Company currently budgets one development start during the year ending December 31, 2018, which started in the second quarter of 2018.  We currently budget spending approximately $130.0 million on development costs during the year ending December 31, 2018, primarily for properties currently under construction including the one project started in 2018.  We assume that this capital will be primarily sourced with excess operating cash flow, future debt offerings and borrowings on our revolving credit facility and/or commercial paper program.  These 2018 assumptions are based on current expectations and are forward-looking.

Comparison of the six months and quarter ended June 30, 2018 to the six months and quarter ended June 30, 2017

For the six months ended June 30, 2018, the Company reported diluted earnings per share/unit of $0.88 compared to $0.92 per share/unit in the same period of 2017.  The difference is primarily due to approximately $0.08 per share/unit in higher debt extinguishment costs and lower non-operating asset gains on sale and $0.08 per share/unit in higher depreciation expense in 2018 as compared to 2017, partially offset by $0.09 per share/unit in higher property NOI and $0.05 per share/unit in higher gains on property sales in 2018 as compared to 2017, as discussed below.  For the quarter ended June 30, 2018, the Company reported diluted earnings per share/unit of $0.31 compared to $0.53 per share/unit in the same period of 2017.  The difference is primarily due to $0.23 per share/unit in higher gains on property sales and $0.03 per share/unit of lower depreciation expense in the second quarter of 2017 as compared to 2018, partially offset by $0.05 per share/unit in higher property NOI in the second quarter of 2018 as compared to the same period of 2017, as discussed below.

For the six months ended June 30, 2018, consolidated rental income increased 4.6%, consolidated operating expenses (comprised of property and maintenance and real estate taxes and insurance) increased 6.0% and consolidated NOI increased 4.0% when compared to the six months ended June 30, 2017.  The increase in NOI is primarily a result of the Company’s improved NOI from same store and lease-up properties.  For the quarter ended June 30, 2018, consolidated rental income increased 4.5%, consolidated operating expenses (compromised of property and maintenance and real estate taxes and insurance) increased 3.4% and consolidated NOI increased 4.9% when compared to the quarter ended June 30, 2017.  The increase in NOI is primarily a result of the Company’s improved NOI from same store and lease-up properties.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased approximately $3.1 million or 7.0% and approximately $1.9 million or 8.8% for the six months and quarters ended June 30, 2018, respectively, compared to the prior year periods.  These increases are primarily attributable to increases in payroll-related costs and computer operations costs.  The Company anticipates that property management expenses will approximate $89.5 million to $91.5 million for the year ending December 31, 2018.

General and administrative expenses, which include corporate operating expenses, increased approximately $1.0 million or 3.5% for the six months ended June 30, 2018 compared to the prior year period, primarily due to an increase in payroll-related costs.  General and administrative expenses decreased approximately $1.1 million or 8.2% for the quarter ended June 30, 2018 compared to the prior year period, primarily due to a decrease in payroll-related costs.  The Company anticipates that general and administrative expenses will approximate $52.0 to $54.0 million for the year ending December 31, 2018.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $30.4 million or 8.5% and $13.0 million or 7.3% for the six months and quarters ended June 30, 2018, respectively, compared to the prior year periods, primarily as a result of additional depreciation expense on properties acquired in 2017 and 2018 and development properties placed in service during 2017 and 2018.

Interest and other income increased approximately $5.2 million for the six months ended June 30, 2018 compared to the prior year period, primarily due to a $4.7 million increase in insurance/litigation settlement proceeds during the first half of 2018.  The Company anticipates that interest and other income will approximate $1.5 million for the year ending December 31, 2018, excluding certain non-comparable insurance/litigation settlement proceeds.

Other expenses increased approximately $5.1 million and $2.7 million for the six months and quarters ended June 30, 2018, respectively, compared to the prior year periods, primarily due to an increase in expenses related to insurance, litigation and environmental settlements and advocacy contributions in 2018 as compared to 2017.

Interest expense, including amortization of deferred financing costs, increased approximately $14.2 million or 7.0% and $2.9 million or 3.1% for the six months and quarters ended June 30, 2018, respectively, compared to the prior year periods.  The increase is primarily a result of $11.1 million in higher debt extinguishment costs for the six months ended June 30, 2018 compared to the prior year period, as well as lower capitalized interest due to the Company’s decline in development activity for the six months and quarter ended June 30, 2018, respectively, compared to the prior year periods.  The effective interest cost on all indebtedness for the six months ended June 30, 2018 was 4.40% as compared to 4.53% for the prior year period.  The effective interest cost on all indebtedness for the quarter ended June 30, 2018 was 4.37% as compared to 4.45% for the prior year period.  The Company capitalized interest of approximately $2.9 million and $16.6 million during the six months ended June 30, 2018 and 2017, respectively, and $1.2 million and $8.4 million during the quarters ended June 30, 2018 and 2017, respectively.  The Company anticipates that interest expense, excluding debt extinguishment costs/prepayment penalties, will approximate $375.8 million to $384.3 million and capitalized interest will approximate $6.0 million to $7.0 million for the year ending December 31, 2018.

The 2018 guidance/projections provided above are based on current projections and are forward-looking.

Net gain on sales of real estate properties increased approximately $17.7 million or 14.2% during the six months ended June 30, 2018 compared to the prior year period, primarily as a result of the sale of four consolidated apartment properties during the six months ended June 30, 2018 as compared to three consolidated apartment properties sold during the six months ended June 30, 2017, all of which did not meet the criteria for reporting discontinued operations.  Net gain on sales of real estate properties decreased approximately $87.8 million during the quarter ended June 30, 2018 compared to the prior year period as a result of the sale of two consolidated properties in the prior year period as compared to no consolidated property sales in the same period in 2018.

Net gain on sales of land parcels decreased approximately $18.2 million or 94.8% during the six months ended June 30, 2018 as compared to the prior year period due to the gain on sale of one land parcel with a lower basis in the prior year compared to the gain on sale of one land parcel in the current year.  Net gain on sales of land parcels increased approximately $1.0 million during the quarter ended June 30, 2018 as compared to the prior year period as a result of the gain on sale of one land parcel as compared to no land parcel sales in the same period in 2017.

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

As of January 1, 2018, the Company had approximately $50.6 million of cash and cash equivalents, approximately $50.1 million of restricted deposits and the amount available on its revolving credit facility was $1.69 billion (net of $6.6 million which was restricted/dedicated to support letters of credit and net of $300.0 million in principal outstanding on the commercial paper program).  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, at June 30, 2018, the Company’s cash and cash equivalents balance was approximately $34.5 million, the restricted deposits balance was approximately $54.4 million and the amount available on its revolving credit facility was $1.65 billion (net of $6.7 million which was restricted/dedicated to support letters of credit and net of $347.0 million in principal outstanding on the commercial paper program).

During the six months ended June 30, 2018, the Company generated proceeds from various transactions, which included the following:

•	Disposed of four consolidated rental properties and one land parcel receiving net proceeds of approximately $287.2 million;
•	Issued $500.0 million of ten-year 3.50% unsecured notes, receiving net proceeds of approximately $497.0 million before underwriting fees, hedge termination settlements and other expenses; and
•

Issued approximately 0.1 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $4.8 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the six months ended June 30, 2018, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire two consolidated rental properties for approximately $200.5 million in cash;
•	Invest $76.6 million primarily in development projects; and
•	Repay $728.9 million of mortgage loans (inclusive of scheduled principal repayments) and incur prepayment penalties of approximately $22.1 million.

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

On February 2, 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  As of July 27, 2018, there was a balance of $500.0 million in principal outstanding on the commercial paper program.

As of July 27, 2018, no amounts were outstanding and the amount available on the revolving credit facility was $1.49 billion (net of $6.7 million which was restricted/dedicated to support letters of credit and net of $500.0 million in principal outstanding on the commercial paper program).  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

Dividend Policy

Beginning in 2018, the Company no longer determines its dividends/distributions as a fixed percentage of estimated Normalized FFO but instead adopted a more conventional policy based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for the first and second quarters of 2018 of $0.54 per share/unit in each quarter, an annualized increase of 7.2% over the amount paid in 2017.  This policy change is supported by the Company’s strong growth in property operations since the recent economic downturn and a significant reduction in its development activity resulting in a material increase in available cash flow.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.  The Company believes that its expected 2018 operating cash flow will be sufficient to cover capital expenditures and regular dividends/distributions.

Total dividends/distributions paid in July 2018 amounted to $206.8 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the second quarter ended June 30, 2018.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes, line of credit and commercial paper program.  Of the $26.2 billion in investment in real estate on the Company’s balance sheet at June 30, 2018, $21.0 billion or 80.4% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues public equity from time to time and guarantees certain debt of the Operating Partnership.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of June 30, 2018 are as follows:

Debt Summary as of June 30, 2018

($ in thousands)

				Weighted
			Weighted	Average
			Average	Maturities
	Amounts (1)	% of Total	Rates (1)	(years)
Secured	$2,894,325	33.0%	4.22%	5.9
Unsecured	5,878,444	67.0%	4.14%	10.0
Total	$8,772,769	100.0%	4.17%	8.7
Fixed Rate Debt:
Secured – Conventional	$2,387,042	27.2%	4.71%	4.0
Unsecured – Public	5,087,027	58.0%	4.41%	11.5
Fixed Rate Debt	7,474,069	85.2%	4.51%	9.1
Floating Rate Debt:
Secured – Conventional	6,751	0.1%	1.74%	6.5
Secured – Tax Exempt	500,532	5.7%	2.13%	14.0
Unsecured – Public (2)	445,610	5.1%	2.64%	1.0
Unsecured – Revolving Credit Facility	—	—	2.29%	3.5
Unsecured – Commercial Paper Program	345,807	3.9%	2.16%	—
Floating Rate Debt	1,298,700	14.8%	2.31%	6.1
Total	$8,772,769	100.0%	4.17%	8.7

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the six months ended June 30, 2018.
(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

Debt Maturity Schedule as of June 30, 2018

($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2018	$2,957		$297,400	(2)	$300,357	3.4%	4.01%	2.32%
2019	506,731	(3)	516,752	(2)	1,023,483	11.5%	5.17%	4.01%
2020	1,128,592	(4)	700		1,129,292	12.7%	5.20%	5.20%
2021	927,506		600		928,106	10.4%	4.64%	4.64%
2022	265,341		800		266,141	3.0%	3.26%	3.26%
2023	1,326,800		4,800		1,331,600	15.0%	3.74%	3.73%
2024	1,272		10,900		12,172	0.1%	4.79%	1.94%
2025	451,334		13,200		464,534	5.2%	3.38%	3.33%
2026	593,424		14,500		607,924	6.9%	3.59%	3.54%
2027	401,468		15,600		417,068	4.7%	3.26%	3.19%
2028+	1,924,969		481,365		2,406,334	27.1%	4.17%	3.64%
Subtotal	7,530,394		1,356,617		8,887,011	100.0%	4.23%	3.90%
Deferred Financing Costs and Unamortized (Discount)	(56,325)		(57,917)		(114,242)	N/A	N/A	N/A
Total	$7,474,069		$1,298,700		$8,772,769	100.0%	4.23%	3.90%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of June 30, 2018.
(2)	Includes $347.0 million in principal outstanding on the Company’s commercial paper program, of which $297.0 million matures in 2018 and $50.0 million matures in 2019.
(3)

Includes a $500.0 million 5.19% mortgage loan with a maturity date of October 1, 2019 that can be prepaid at par beginning October 1, 2018.  The Company currently intends to prepay this mortgage loan on October 1, 2018.

(4)	Includes a $500.0 million 5.78% mortgage loan with a maturity date of July 1, 2020 that can be prepaid at par beginning July 1, 2019.

See Note 8 in the Notes to Consolidated Financial Statements for additional discussion of debt at June 30, 2018.

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings as well as EQR’s long-term preferred equity ratings, which all have a stable outlook, as of July 27, 2018 are as follows:

	Standard & Poor’s	Moody’s	Fitch
ERPOP’s long-term senior debt rating	A-	A3	A
ERPOP’s short-term commercial paper rating	A-2	P-2	F-1
EQR’s long-term preferred equity rating	BBB	Baa1	BBB+

See Note 13 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to June 30, 2018.

Capitalization of Fixed Assets and Improvements to Real Estate

The Company’s and the Operating Partnership’s capital expenditures policy has not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

For the six months ended June 30, 2018, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Six Months Ended June 30, 2018

	Same Stores Properties (5)	Non-Same Store Properties/Other (6)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units (1)	72,210	5,490	77,700

Building Improvements (2)	$45,533	$1,370	$46,903	$631
Renovation Expenditures (3)	16,928	509	17,437	234
Replacements (4)	21,198	449	21,647	294
Total Capital Expenditures	$83,659	$2,328	$85,987	$1,159

(1)	Total Apartment Units – Excludes 945 unconsolidated apartment units for which capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.
(2)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(3)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 1,269 same store apartment units approximated $13,340 per apartment unit renovated.

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

The Company estimates that during 2018 it will spend approximately $2,900 per same store apartment unit or $210.0 million of total capital expenditures to real estate.  During 2018, the Company expects to spend approximately $43.0 million for apartment unit renovation expenditures on approximately 3,200 same store apartment units at an average cost of approximately $13,300 per apartment unit renovated.  The anticipated total capital expenditures to real estate amounts represent approximately the same percentage of same store revenues, but an increase in the cost per unit and in the absolute dollar amounts over 2017.  The Company plans to continue the elevated capital expenditures for investment in customer-facing building improvements (leasing offices, fitness centers, common areas, etc.) to enhance the quality of our properties and to protect our competitive position given the new luxury supply opening in many of our markets.  We also expect to maintain our elevated spending on sustainability projects and renovation expenditures during 2018.  The above assumptions are based on current expectations and are forward-looking.

During the six months ended June 30, 2018, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $2.1 million.  The Company expects to fund approximately $3.9 million in total non-real estate capital additions for the remainder of 2018.  These anticipated fundings represent an increase over 2017, which is primarily driven by anticipated hardware and software upgrades to various existing systems during 2018.  The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2018.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2018 and 2017:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2018	2017	2018	2017
Net income	$338,958	$354,101	$118,410	$204,160
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,189)	(1,553)	(509)	(765)
Preferred/preference distributions	(1,545)	(1,546)	(772)	(773)
Net income available to Common Shares and Units / Units	336,224	351,002	117,129	202,622
Adjustments:
Depreciation	389,251	358,864	192,942	179,896
Depreciation – Non-real estate additions	(2,260)	(2,580)	(1,115)	(1,282)
Depreciation – Partially Owned Properties	(1,933)	(1,666)	(901)	(834)
Depreciation – Unconsolidated Properties	2,297	2,285	1,149	1,143
Net (gain) loss on sales of unconsolidated entities – operating assets	—	(68)	—	—
Net (gain) loss on sales of real estate properties	(142,162)	(124,433)	51	(87,726)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	(284)	—	(284)	—
FFO available to Common Shares and Units / Units (1) (3) (4)	581,133	583,404	308,971	293,819
Adjustments:
Asset impairment and valuation allowances	—	—	—	—
Write-off of pursuit costs	2,066	1,546	1,135	831
Debt extinguishment and preferred share redemption (gains) losses	23,539	12,402	—	98
Non-operating asset (gains) losses	(478)	(18,950)	(691)	(58)
Other miscellaneous items	(1,470)	(790)	1,769	(799)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$604,790	$577,612	$311,184	$293,891

FFO (1) (3)	$582,678	$584,950	$309,743	$294,592
Preferred/preference distributions	(1,545)	(1,546)	(772)	(773)
FFO available to Common Shares and Units / Units (1) (3) (4)	$581,133	$583,404	$308,971	$293,819

Normalized FFO (2) (3)	$606,335	$579,158	$311,956	$294,664
Preferred/preference distributions	(1,545)	(1,546)	(772)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$604,790	$577,612	$311,184	$293,891

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

Effective as of June 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2018, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2018, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended June 30, 2018 - Equity Residential

During the quarter ended June 30, 2018, EQR issued 6,494 Common Shares in exchange for 6,494 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

Attached herein.

101

XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.

Attached herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	August 2, 2018	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2018	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	August 2, 2018	By:	/s/ Mark J. Parrell
Mark J. Parrell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2018	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)