Form 10-Q
period 2018-09-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2018-10-30
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Equity Residential Yes ☒ No ☐	ERP Operating Limited Partnership Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Equity Residential:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Small reporting company	☐

Emerging growth company	☐

ERP Operating Limited Partnership:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Small reporting company	☐

Emerging growth company	☐

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 26, 2018 was 368,440,623.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2018 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of September 30, 2018 owned an approximate 96.3% ownership interest in, ERPOP.  The remaining 3.7% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Land	$5,866,457	$5,996,024
Depreciable property	20,336,747	19,768,362
Projects under development	134,961	163,547
Land held for development	87,335	98,963
Investment in real estate	26,425,500	26,026,896
Accumulated depreciation	(6,494,770)	(6,040,378)
Investment in real estate, net	19,930,730	19,986,518
Investments in unconsolidated entities	57,576	58,254
Cash and cash equivalents	32,995	50,647
Restricted deposits	55,755	50,115
Other assets	465,094	425,065
Total assets	$20,542,150	$20,570,599

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$2,789,436	$3,618,722
Notes, net	5,534,990	5,038,812
Line of credit and commercial paper	499,367	299,757
Accounts payable and accrued expenses	182,446	114,766
Accrued interest payable	69,132	58,035
Other liabilities	344,373	341,852
Security deposits	67,177	65,009
Distributions payable	206,899	192,828
Total liabilities	9,693,820	9,729,781

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	381,239	366,955
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of September 30, 2018 and December 31, 2017	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 368,409,586 shares issued and outstanding as of September 30, 2018 and 368,018,082 shares issued and outstanding as of December 31, 2017	3,684	3,680
Paid in capital	8,900,324	8,886,586
Retained earnings	1,344,825	1,403,530
Accumulated other comprehensive income (loss)	(50,689)	(88,612)
Total shareholders’ equity	10,235,424	10,242,464
Noncontrolling Interests:
Operating Partnership	233,825	226,691
Partially Owned Properties	(2,158)	4,708
Total Noncontrolling Interests	231,667	231,399
Total equity	10,467,091	10,473,863
Total liabilities and equity	$20,542,150	$20,570,599

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2018	2017	2018	2017
REVENUES
Rental income	$1,925,128	$1,840,170	$652,677	$623,951
Fee and asset management	563	532	190	171
Total revenues	1,925,691	1,840,702	652,867	624,122
EXPENSES
Property and maintenance	322,487	306,645	110,541	104,721
Real estate taxes and insurance	268,784	253,318	87,388	84,087
Property management	69,175	64,702	22,247	20,861
General and administrative	41,420	40,366	12,640	12,567
Depreciation	583,869	542,964	194,618	184,100
Impairment	702	—	702	—
Total expenses	1,286,437	1,207,995	428,136	406,336

Operating income	639,254	632,707	224,731	217,786

Interest and other income	14,860	5,708	7,864	3,945
Other expenses	(14,871)	(3,160)	(7,661)	(1,028)
Interest:
Expense incurred, net	(321,454)	(288,579)	(111,219)	(91,145)
Amortization of deferred financing costs	(9,054)	(6,447)	(3,276)	(2,064)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of real estate properties and land parcels	308,735	340,229	110,439	127,494
Income and other tax (expense) benefit	(767)	(710)	(280)	(228)
Income (loss) from investments in unconsolidated entities	(2,993)	(2,153)	(985)	(398)
Net gain (loss) on sales of real estate properties	256,834	141,761	114,672	17,328
Net gain (loss) on sales of land parcels	995	19,170	—	—
Net income	562,804	498,297	223,846	144,196
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(20,517)	(17,931)	(8,159)	(5,166)
Partially Owned Properties	(1,939)	(2,354)	(750)	(801)
Net income attributable to controlling interests	540,348	478,012	214,937	138,229
Preferred distributions	(2,318)	(2,318)	(773)	(772)
Net income available to Common Shares	$538,030	$475,694	$214,164	$137,457

Earnings per share – basic:
Net income available to Common Shares	$1.46	$1.30	$0.58	$0.37
Weighted average Common Shares outstanding	367,920	366,809	368,028	366,996

Earnings per share – diluted:
Net income available to Common Shares	$1.46	$1.29	$0.58	$0.37
Weighted average Common Shares outstanding	383,433	382,640	383,884	382,945

Distributions declared per Common Share outstanding	$1.62	$1.51125	$0.54	$0.50375

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2018	2017	2018	2017
Comprehensive income:
Net income	$562,804	$498,297	$223,846	$144,196
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	24,021	5,216	12,026	1,709
Losses reclassified into earnings from other comprehensive income	13,902	14,019	4,595	4,768
Other comprehensive income (loss)	37,923	19,235	16,621	6,477
Comprehensive income	600,727	517,532	240,467	150,673
Comprehensive (income) attributable to Noncontrolling Interests	(23,848)	(20,983)	(9,519)	(6,201)
Comprehensive income attributable to controlling interests	$576,879	$496,549	$230,948	$144,472

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$562,804	$498,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	583,869	542,964
Amortization of deferred financing costs	9,054	6,447
Amortization of above/below market lease intangibles	3,294	2,729
Amortization of discounts and premiums on debt	21,360	2,018
Amortization of deferred settlements on derivative instruments	13,893	14,010
Impairment	702	—
Write-off of pursuit costs	3,125	2,329
(Income) loss from investments in unconsolidated entities	2,993	2,153
Distributions from unconsolidated entities – return on capital	1,885	2,031
Net (gain) loss on sales of real estate properties	(256,834)	(141,761)
Net (gain) loss on sales of land parcels	(995)	(19,170)
Net (gain) loss on debt extinguishment	22,110	12,258
Compensation paid with Company Common Shares	22,270	19,999
Changes in assets and liabilities:
(Increase) decrease in other assets	(18,550)	(23,024)
Increase (decrease) in accounts payable and accrued expenses	58,756	62,635
Increase (decrease) in accrued interest payable	11,097	11,865
Increase (decrease) in other liabilities	1,190	(28,250)
Increase (decrease) in security deposits	2,168	2,606
Net cash provided by operating activities	1,044,191	970,136
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(708,092)	(466,395)
Investment in real estate – development/other	(101,573)	(227,187)
Capital expenditures to real estate	(138,119)	(143,258)
Non-real estate capital additions	(3,155)	(776)
Interest capitalized for real estate under development	(4,547)	(23,164)
Proceeds from disposition of real estate, net	691,526	350,000
Investments in unconsolidated entities	(4,860)	(5,324)
Distributions from unconsolidated entities – return of capital	—	329
Net cash provided by (used for) investing activities	(268,820)	(515,775)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(4,355)	$(6,272)
Mortgage notes payable, net:
Lump sum payoffs	(847,939)	(493,420)
Scheduled principal repayments	(4,938)	(8,771)
Net gain (loss) on debt extinguishment	(22,110)	(12,258)
Notes, net:
Proceeds	497,010	692,466
Lump sum payoffs	—	(394,077)
Line of credit and commercial paper:
Line of credit proceeds	1,635,000	1,845,000
Line of credit repayments	(1,635,000)	(1,845,000)
Commercial paper proceeds	9,624,610	3,891,596
Commercial paper repayments	(9,425,000)	(3,681,750)
Proceeds from (payments on) settlement of derivative instruments	1,638	1,296
Proceeds from Employee Share Purchase Plan (ESPP)	3,074	2,963
Proceeds from exercise of options	6,000	12,967
Payment of offering costs	(27)	(36)
Other financing activities, net	(48)	(40)
Contributions – Noncontrolling Interests – Partially Owned Properties	125	125
Contributions – Noncontrolling Interests – Operating Partnership	1	—
Distributions:
Common Shares	(583,184)	(554,267)
Preferred Shares	(2,318)	(2,318)
Noncontrolling Interests – Operating Partnership	(21,040)	(20,604)
Noncontrolling Interests – Partially Owned Properties	(8,882)	(6,873)
Net cash provided by (used for) financing activities	(787,383)	(579,273)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(12,012)	(124,912)
Cash and cash equivalents and restricted deposits, beginning of period	100,762	219,088
Cash and cash equivalents and restricted deposits, end of period	$88,750	$94,176

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$32,995	$46,565
Restricted deposits	55,755	47,611
Total cash and cash equivalents and restricted deposits, end of period	$88,750	$94,176

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$268,966	$257,805
Net cash paid for income and other taxes	$934	$964
Amortization of deferred financing costs:
Other assets	$1,809	$1,810
Mortgage notes payable, net	$4,197	$1,943
Notes, net	$3,048	$2,694
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$19,394	$247
Notes, net	$1,966	$1,771
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(9)
Accumulated other comprehensive income	$13,902	$14,019
Write-off of pursuit costs:
Investment in real estate, net	$3,079	$2,292
Other assets	$13	$17
Accounts payable and accrued expenses	$33	$20
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,973	$1,076
Other liabilities	$1,020	$1,077
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(24,021)	$(3,803)
Notes, net	$(1,491)	$(1,413)
Other liabilities	$1,491	$—
Accumulated other comprehensive income	$24,021	$5,216
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(3,180)	$(2,324)
Other liabilities	$(1,680)	$(3,000)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

(Amounts in thousands)

(Unaudited)

Nine Months Ended
September 30, 2018
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$37,280
Balance, end of period	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,680
Exercise of share options	2
Employee Share Purchase Plan (ESPP)	1
Share-based employee compensation expense:
Restricted shares	1
Balance, end of period	$3,684
PAID IN CAPITAL
Balance, beginning of year	$8,886,586
Common Share Issuance:
Conversion of OP Units into Common Shares	356
Exercise of share options	5,998
Employee Share Purchase Plan (ESPP)	3,073
Share-based employee compensation expense:
Restricted shares	6,803
Share options	9,206
ESPP discount	604
Offering costs	(27)
Supplemental Executive Retirement Plan (SERP)	(533)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(14,361)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	2,619
Balance, end of period	$8,900,324
RETAINED EARNINGS
Balance, beginning of year	$1,403,530
Net income attributable to controlling interests	540,348
Common Share distributions	(596,735)
Preferred Share distributions	(2,318)
Balance, end of period	$1,344,825
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(88,612)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	24,021
Losses reclassified into earnings from other comprehensive income	13,902
Balance, end of period	$(50,689)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENT OF CHANGES IN EQUITY (Continued)

(Amounts in thousands)

(Unaudited)

Nine Months Ended
September 30, 2018
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$226,691
Issuance of restricted units to Noncontrolling Interests	1
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(356)
Equity compensation associated with Noncontrolling Interests	11,074
Net income attributable to Noncontrolling Interests	20,517
Distributions to Noncontrolling Interests	(21,560)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	77
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(2,619)
Balance, end of period	$233,825
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,708
Net income attributable to Noncontrolling Interests	1,939
Contributions by Noncontrolling Interests	125
Distributions to Noncontrolling Interests	(8,930)
Balance, end of period	$(2,158)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Land	$5,866,457	$5,996,024
Depreciable property	20,336,747	19,768,362
Projects under development	134,961	163,547
Land held for development	87,335	98,963
Investment in real estate	26,425,500	26,026,896
Accumulated depreciation	(6,494,770)	(6,040,378)
Investment in real estate, net	19,930,730	19,986,518
Investments in unconsolidated entities	57,576	58,254
Cash and cash equivalents	32,995	50,647
Restricted deposits	55,755	50,115
Other assets	465,094	425,065
Total assets	$20,542,150	$20,570,599

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$2,789,436	$3,618,722
Notes, net	5,534,990	5,038,812
Line of credit and commercial paper	499,367	299,757
Accounts payable and accrued expenses	182,446	114,766
Accrued interest payable	69,132	58,035
Other liabilities	344,373	341,852
Security deposits	67,177	65,009
Distributions payable	206,899	192,828
Total liabilities	9,693,820	9,729,781

Commitments and contingencies

Redeemable Limited Partners	381,239	366,955
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,248,833	10,293,796
Limited Partners	233,825	226,691
Accumulated other comprehensive income (loss)	(50,689)	(88,612)
Total partners’ capital	10,469,249	10,469,155
Noncontrolling Interests – Partially Owned Properties	(2,158)	4,708
Total capital	10,467,091	10,473,863
Total liabilities and capital	$20,542,150	$20,570,599

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2018	2017	2018	2017
REVENUES
Rental income	$1,925,128	$1,840,170	$652,677	$623,951
Fee and asset management	563	532	190	171
Total revenues	1,925,691	1,840,702	652,867	624,122
EXPENSES
Property and maintenance	322,487	306,645	110,541	104,721
Real estate taxes and insurance	268,784	253,318	87,388	84,087
Property management	69,175	64,702	22,247	20,861
General and administrative	41,420	40,366	12,640	12,567
Depreciation	583,869	542,964	194,618	184,100
Impairment	702	—	702	—
Total expenses	1,286,437	1,207,995	428,136	406,336

Operating income	639,254	632,707	224,731	217,786

Interest and other income	14,860	5,708	7,864	3,945
Other expenses	(14,871)	(3,160)	(7,661)	(1,028)
Interest:
Expense incurred, net	(321,454)	(288,579)	(111,219)	(91,145)
Amortization of deferred financing costs	(9,054)	(6,447)	(3,276)	(2,064)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of real estate properties and land parcels	308,735	340,229	110,439	127,494
Income and other tax (expense) benefit	(767)	(710)	(280)	(228)
Income (loss) from investments in unconsolidated entities	(2,993)	(2,153)	(985)	(398)
Net gain (loss) on sales of real estate properties	256,834	141,761	114,672	17,328
Net gain (loss) on sales of land parcels	995	19,170	—	—
Net income	562,804	498,297	223,846	144,196
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,939)	(2,354)	(750)	(801)
Net income attributable to controlling interests	$560,865	$495,943	$223,096	$143,395
ALLOCATION OF NET INCOME:
Preference Units	$2,318	$2,318	$773	$772

General Partner	$538,030	$475,694	$214,164	$137,457
Limited Partners	20,517	17,931	8,159	5,166
Net income available to Units	$558,547	$493,625	$222,323	$142,623

Earnings per Unit – basic:
Net income available to Units	$1.46	$1.30	$0.58	$0.37
Weighted average Units outstanding	380,791	379,716	380,912	379,906

Earnings per Unit – diluted:
Net income available to Units	$1.46	$1.29	$0.58	$0.37
Weighted average Units outstanding	383,433	382,640	383,884	382,945

Distributions declared per Unit outstanding	$1.62	$1.51125	$0.54	$0.50375

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2018	2017	2018	2017
Comprehensive income:
Net income	$562,804	$498,297	$223,846	$144,196
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	24,021	5,216	12,026	1,709
Losses reclassified into earnings from other comprehensive income	13,902	14,019	4,595	4,768
Other comprehensive income (loss)	37,923	19,235	16,621	6,477
Comprehensive income	600,727	517,532	240,467	150,673
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,939)	(2,354)	(750)	(801)
Comprehensive income attributable to controlling interests	$598,788	$515,178	$239,717	$149,872

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$562,804	$498,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	583,869	542,964
Amortization of deferred financing costs	9,054	6,447
Amortization of above/below market lease intangibles	3,294	2,729
Amortization of discounts and premiums on debt	21,360	2,018
Amortization of deferred settlements on derivative instruments	13,893	14,010
Impairment	702	—
Write-off of pursuit costs	3,125	2,329
(Income) loss from investments in unconsolidated entities	2,993	2,153
Distributions from unconsolidated entities – return on capital	1,885	2,031
Net (gain) loss on sales of real estate properties	(256,834)	(141,761)
Net (gain) loss on sales of land parcels	(995)	(19,170)
Net (gain) loss on debt extinguishment	22,110	12,258
Compensation paid with Company Common Shares	22,270	19,999
Changes in assets and liabilities:
(Increase) decrease in other assets	(18,550)	(23,024)
Increase (decrease) in accounts payable and accrued expenses	58,756	62,635
Increase (decrease) in accrued interest payable	11,097	11,865
Increase (decrease) in other liabilities	1,190	(28,250)
Increase (decrease) in security deposits	2,168	2,606
Net cash provided by operating activities	1,044,191	970,136
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(708,092)	(466,395)
Investment in real estate – development/other	(101,573)	(227,187)
Capital expenditures to real estate	(138,119)	(143,258)
Non-real estate capital additions	(3,155)	(776)
Interest capitalized for real estate under development	(4,547)	(23,164)
Proceeds from disposition of real estate, net	691,526	350,000
Investments in unconsolidated entities	(4,860)	(5,324)
Distributions from unconsolidated entities – return of capital	—	329
Net cash provided by (used for) investing activities	(268,820)	(515,775)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(4,355)	$(6,272)
Mortgage notes payable, net:
Lump sum payoffs	(847,939)	(493,420)
Scheduled principal repayments	(4,938)	(8,771)
Net gain (loss) on debt extinguishment	(22,110)	(12,258)
Notes, net:
Proceeds	497,010	692,466
Lump sum payoffs	—	(394,077)
Line of credit and commercial paper:
Line of credit proceeds	1,635,000	1,845,000
Line of credit repayments	(1,635,000)	(1,845,000)
Commercial paper proceeds	9,624,610	3,891,596
Commercial paper repayments	(9,425,000)	(3,681,750)
Proceeds from (payments on) settlement of derivative instruments	1,638	1,296
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	3,074	2,963
Proceeds from exercise of EQR options	6,000	12,967
Payment of offering costs	(27)	(36)
Other financing activities, net	(48)	(40)
Contributions – Noncontrolling Interests – Partially Owned Properties	125	125
Contributions – Limited Partners	1	—
Distributions:
OP Units – General Partner	(583,184)	(554,267)
Preference Units	(2,318)	(2,318)
OP Units – Limited Partners	(21,040)	(20,604)
Noncontrolling Interests – Partially Owned Properties	(8,882)	(6,873)
Net cash provided by (used for) financing activities	(787,383)	(579,273)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(12,012)	(124,912)
Cash and cash equivalents and restricted deposits, beginning of period	100,762	219,088
Cash and cash equivalents and restricted deposits, end of period	$88,750	$94,176

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$32,995	$46,565
Restricted deposits	55,755	47,611
Total cash and cash equivalents and restricted deposits, end of period	$88,750	$94,176

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$268,966	$257,805
Net cash paid for income and other taxes	$934	$964
Amortization of deferred financing costs:
Other assets	$1,809	$1,810
Mortgage notes payable, net	$4,197	$1,943
Notes, net	$3,048	$2,694
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$19,394	$247
Notes, net	$1,966	$1,771
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(9)
Accumulated other comprehensive income	$13,902	$14,019
Write-off of pursuit costs:
Investment in real estate, net	$3,079	$2,292
Other assets	$13	$17
Accounts payable and accrued expenses	$33	$20
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,973	$1,076
Other liabilities	$1,020	$1,077
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(24,021)	$(3,803)
Notes, net	$(1,491)	$(1,413)
Other liabilities	$1,491	$—
Accumulated other comprehensive income	$24,021	$5,216
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(3,180)	$(2,324)
Other liabilities	$(1,680)	$(3,000)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL

(Amounts in thousands)

(Unaudited)

Nine Months Ended
September 30, 2018
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$37,280
Balance, end of period	$37,280
GENERAL PARTNER
Balance, beginning of year	$10,293,796
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	356
Exercise of EQR share options	6,000
EQR’s Employee Share Purchase Plan (ESPP)	3,074
Share-based employee compensation expense:
EQR restricted shares	6,804
EQR share options	9,206
EQR ESPP discount	604
Net income available to Units – General Partner	538,030
OP Units – General Partner distributions	(596,735)
Offering costs	(27)
Supplemental Executive Retirement Plan (SERP)	(533)
Change in market value of Redeemable Limited Partners	(14,361)
Adjustment for Limited Partners ownership in Operating Partnership	2,619
Balance, end of period	$10,248,833
LIMITED PARTNERS
Balance, beginning of year	$226,691
Issuance of restricted units to Limited Partners	1
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(356)
Equity compensation associated with Units – Limited Partners	11,074
Net income available to Units – Limited Partners	20,517
Units – Limited Partners distributions	(21,560)
Change in carrying value of Redeemable Limited Partners	77
Adjustment for Limited Partners ownership in Operating Partnership	(2,619)
Balance, end of period	$233,825
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(88,612)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	24,021
Losses reclassified into earnings from other comprehensive income	13,902
Balance, end of period	$(50,689)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENT OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands)

(Unaudited)

Nine Months Ended
September 30, 2018
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,708
Net income attributable to Noncontrolling Interests	1,939
Contributions by Noncontrolling Interests	125
Distributions to Noncontrolling Interests	(8,930)
Balance, end of period	$(2,158)
See accompanying notes

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Equity Residential (“EQR”) is an S&P 500 company focused on the acquisition, development and management of rental apartment properties located in urban and high-density suburban markets, which is conducted on its behalf by ERP Operating Limited Partnership (“ERPOP”).  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and ERPOP is an Illinois limited partnership formed in May 1993.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.

EQR is the general partner of, and as of September 30, 2018 owned an approximate 96.3% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues public equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of September 30, 2018, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 306 properties located in 11 states and the District of Columbia consisting of 79,260 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	286	74,618
Master-Leased Properties – Consolidated	1	162
Partially Owned Properties – Consolidated	17	3,535
Partially Owned Properties – Unconsolidated	2	945
	306	79,260

Note: Effective February 1, 2018 and April 2, 2018, the Company took over management of two of its Master-Leased properties containing 94 apartment units and 597 apartment units located in Boston and Los Angeles, respectively.

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications did not have an impact on net income previously reported.  Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

Deferred tax assets and liabilities were recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases in the comparable period.  These assets and liabilities were measured using enacted tax rates for which the temporary differences were expected to be recovered or settled.  The effects of changes in tax rates on deferred tax assets and liabilities were recognized in earnings in the period enacted.  The Company’s deferred tax assets were generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities.

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

The new standard will be effective for the Company beginning on January 1, 2019, with early adoption permitted, though the Company currently anticipates adopting the new standard on the effective date.  The new standard must be adopted using a modified retrospective method, which requires application of the new guidance at either the beginning of the earliest comparative period presented or as of the adoption date and provides for certain practical expedients, which the Company currently anticipates electing.

The Company is the lessor for its residential and retail/commercial leases and anticipates that these leases will continue to be accounted for as operating leases under the new standard.  Therefore, the Company does not currently anticipate significant changes in the accounting for its lease revenues.

The Company is the lessee under various corporate office and ground leases, which are required to be recognized as right of use assets and related lease liabilities on its consolidated balance sheets upon adoption.  The Company currently anticipates that its corporate office leases will continue to be accounted for as operating leases under the new standard.  Based on its anticipated election of the practical expedients, the Company would not be required to reassess the classification of existing ground leases and therefore these leases would continue to be accounted for as operating leases.  However, in the event we modify existing ground leases and/or enter into new ground leases after adoption of the new standard, such leases will likely be classified as finance leases.  The Company expects to record right of use assets and related lease liabilities to its opening balance sheet upon adoption of the new standard on January 1, 2019, which it currently estimates to be an amount not likely to exceed $300.0 million.  The ultimate impact on the Company’s consolidated results of operations and financial position will depend on our lease portfolio and other factors as of the adoption date, as we continue to evaluate the new leases standard.

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

For the remaining approximately 6% of rental income that is subject to the new revenue recognition standard, the Company’s disaggregated revenue streams are disclosed in the table below for the nine months and quarter ended September 30, 2018.  These revenue streams have the same timing and pattern of revenue recognition across our reportable segments, with consistent allocations between the leasing and revenue recognition standards.  The revenue streams and percentages are comparable with the percentage of rental income for the nine months and quarter ended September 30, 2017.

The following table presents the disaggregation of revenue streams of our rental income for the nine months and quarter ended September 30, 2018 (amounts in thousands):

		Nine Months Ended September 30, 2018		Quarter Ended September 30, 2018
Revenue Stream	Applicable Standard	Amount of Rental Income	Percentage of Rental Income	Amount of Rental Income	Percentage of Rental Income
Leasing revenue	Leases	$1,803,908	93.7%	$611,119	93.6%
Utility recoveries (“RUBS”)	Revenue Recognition	46,752	2.4%	15,817	2.4%
Parking revenue	Revenue Recognition	20,249	1.1%	6,185	1.0%
Other revenue	Revenue Recognition	54,219	2.8%	19,556	3.0%
Rental income		$1,925,128	100.0%	$652,677	100.0%

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

The new standards must be applied retrospectively to all periods presented in the consolidated financial statements.  The Company adopted the new standard in the fourth quarter of 2017 and will continue to apply the look-through approach for distributions received from equity method investees.  While overall cash flows did not change, there are changes between cash flow classifications due primarily to the debt prepayment penalties that the Company has incurred in the comparative period.  As of September 30, 2017, the following cash flows were reclassified (amounts in thousands):

	Nine Months Ended September 30, 2017
	As Originally Presented	Reclassification Adjustments	As Presented Herein
Cash Flows from Operating Activities:
Amortization of discounts and premiums on debt	$4,939	$(2,921)	$2,018
Net (gain) loss on debt extinguishment	$—	$12,258	$12,258
(Increase) decrease in deposits - restricted	$788	$(788)	$—
(Increase) decrease in mortgage deposits	$1,447	$(1,447)	$—
Net cash provided by operating activities	$963,034	$7,102	$970,136

Cash Flows from Investing Activities:
(Increase) decrease in deposits on real estate acquisitions and investments, net	$39,519	$(39,519)	$—
(Increase) decrease in mortgage deposits	$(4,541)	$4,541	$—
Net cash provided by (used for) investing activities	$(480,797)	$(34,978)	$(515,775)

Cash Flows from Financing Activities:
Mortgage deposits	$57,057	$(57,057)	$—
Mortgage notes payable, net: Net gain (loss) on debt extinguishment	$—	$(12,258)	$(12,258)
Line of credit and commercial paper: Commercial paper proceeds	$3,888,675	$2,921	$3,891,596
Net cash (used for) financing activities	$(512,879)	$(66,394)	$(579,273)

Cash and cash equivalents, beginning of period	$77,207
(adjustments for restricted deposits, beginning of period)		$141,881
Cash and cash equivalents and restricted deposits, beginning of period			$219,088

Cash and cash equivalents, end of period	$46,565
(adjustments for restricted deposits, end of period)		$47,611
Cash and cash equivalents and restricted deposits, end of period			$94,176

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

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units) for the nine months ended September 30, 2018:

2018
Common Shares
Common Shares outstanding at January 1,	368,018,082
Common Shares Issued:
Conversion of OP Units	12,510
Exercise of share options	194,796
Employee Share Purchase Plan (ESPP)	61,321
Restricted share grants, net	122,877
Common Shares outstanding at September 30,	368,409,586
Units
Units outstanding at January 1,	13,768,438
Restricted unit grants, net	267,074
Conversion of OP Units to Common Shares	(12,510)
Units outstanding at September 30,	14,023,002
Total Common Shares and Units outstanding at September 30,	382,432,588
Units Ownership Interest in Operating Partnership	3.7%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at September 30, 2018 and December 31, 2017.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total.  Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above.  As of September 30, 2018, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $381.2 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the nine months ended September 30, 2018 (amounts in thousands):

2018
Balance at January 1,	$366,955
Change in market value	14,361
Change in carrying value	(77)
Balance at September 30,	$381,239

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

The following table presents the Company’s issued and outstanding Preferred Shares as of September 30, 2018 and December 31, 2017:

			Amounts in thousands
		Annual
	Call	Dividend Per	September 30,	December 31,
	Date (1)	Share (2)	2018	2017
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding as of September 30, 2018 and December 31, 2017	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)

On or after the call date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the nine months ended September 30, 2018:

2018
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	381,786,520
Issued to General Partner:
Exercise of EQR share options	194,796
EQR’s Employee Share Purchase Plan (ESPP)	61,321
EQR’s restricted share grants, net	122,877
Issued to Limited Partners:
Restricted unit grants, net	267,074
General and Limited Partner Units outstanding at September 30,	382,432,588
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,768,438
Limited Partner restricted unit grants, net	267,074
Conversion of Limited Partner OP Units to EQR Common Shares	(12,510)
Limited Partner Units outstanding at September 30,	14,023,002
Limited Partner Units Ownership Interest in Operating Partnership	3.7%

The Limited Partners of the Operating Partnership as of September 30, 2018 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units.  Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis.  The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units.  Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR.  Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at September 30, 2018 and December 31, 2017.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total.  Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above.  As of September 30, 2018, the Redeemable Limited Partner Units have a redemption value of approximately $381.2 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the nine months ended September 30, 2018 (amounts in thousands):

2018
Balance at January 1,	$366,955
Change in market value	14,361
Change in carrying value	(77)
Balance at September 30,	$381,239

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of September 30, 2018 and December 31, 2017:

			Amounts in thousands
		Annual
	Call	Dividend Per	September 30,	December 31,
	Date (1)	Unit (2)	2018	2017
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding as of September 30, 2018 and December 31, 2017	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No shares were repurchased during the nine months ended September 30, 2018.  As of September 30, 2018, EQR has remaining authorization to repurchase up to 13.0 million of its shares under the repurchase program.

4.	Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Land	$5,866,457	$5,996,024
Depreciable property:
Buildings and improvements	18,174,939	17,743,042
Furniture, fixtures and equipment	1,684,794	1,548,961
In-Place lease intangibles	477,014	476,359
Projects under development:
Land	34,689	43,226
Construction-in-progress	100,272	120,321
Land held for development:
Land	61,038	62,538
Construction-in-progress	26,297	36,425
Investment in real estate	26,425,500	26,026,896
Accumulated depreciation	(6,494,770)	(6,040,378)
Investment in real estate, net	$19,930,730	$19,986,518

The following table summarizes the carrying amounts for the Company’s above and below market ground and retail lease intangibles as of September 30, 2018 and December 31, 2017 (amounts in thousands):

Description	Balance Sheet Location	September 30, 2018	December 31, 2017
Assets
Ground lease intangibles – below market	Other Assets	$191,918	$191,918
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		193,178	193,178
Accumulated amortization		(25,819)	(22,434)
Lease intangible assets, net		$167,359	$170,744

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	1,710	5,270
Lease intangible liabilities		4,110	7,670
Accumulated amortization		(1,674)	(5,143)
Lease intangible liabilities, net		$2,436	$2,527

The following table provides a summary of the effect of the amortization for above and below market ground and retail lease intangibles on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months and quarters ended September 30, 2018 and 2017, respectively (amounts in thousands):

		Nine Months Ended		Quarter Ended
		September 30,		September 30,
Description	Income Statement Location	2018	2017	2018	2017
Ground lease intangible amortization	Property and Maintenance	$(3,348)	$(3,253)	$(1,116)	$(1,092)
Retail lease intangible amortization	Rental Income	54	524	18	80
Total amortization of above/below market lease intangibles		$(3,294)	$(2,729)	$(1,098)	$(1,012)

The following table provides a summary of the aggregate amortization for above and below market ground and retail lease intangibles for each of the next five years (amounts in thousands):

	Remaining
	2018	2019	2020	2021	2022	2023
Ground lease intangibles	$(1,115)	$(4,463)	$(4,463)	$(4,463)	$(4,463)	$(4,463)
Retail lease intangibles	17	71	71	71	27	19
Total	$(1,098)	$(4,392)	$(4,392)	$(4,392)	$(4,436)	$(4,444)

During the nine months ended September 30, 2018, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	5	1,478	$707,005
Total	5	1,478	$707,005

(1)	Purchase price includes an allocation of approximately $113.7 million to land and $594.4 million to depreciable property (inclusive of capitalized closing costs).

During the nine months ended September 30, 2018, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	5	1,292	$706,120
Land Parcels (one)	—	—	2,700
Total	5	1,292	$708,820

The Company recognized a net gain on sales of real estate properties of approximately $256.8 million and a net gain on sales of land parcels of approximately $1.0 million on the above sales.

Impairment

During the nine months ended September 30, 2018, the Company recorded an approximate $0.7 million non-cash asset impairment charge on a property located in the San Francisco market due to physical property damage as a result of a fire at one of the buildings at the property.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any separate agreements to acquire or dispose of rental properties or land parcels as of October 26, 2018.

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

The Company has various equity interests in certain joint ventures owning 17 properties containing 3,535 apartment units.  The Company is the general partner or managing member of these joint ventures and is responsible for managing the operations and affairs of the joint ventures as well as making all decisions regarding the businesses of the joint ventures.  The limited partners or non-managing members are not able to exercise substantive kick-out or participating rights.  As a result, the joint ventures qualify as VIEs.  The Company has a controlling financial interest in the VIEs and, thus, is the VIEs’ primary beneficiary.  The Company has both the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs.  As a result, the joint ventures are required to be consolidated on the Company’s financial statements.  The consolidated assets and liabilities related to the joint ventures were approximately $714.4 million and $315.6 million, respectively, at September 30, 2018 and approximately $518.9 million and $307.0 million, respectively, at December 31, 2017.

Investments in Unconsolidated Entities

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of September 30, 2018 and December 31, 2017 (amounts in thousands except for ownership percentage):

	September 30, 2018	December 31, 2017	Ownership Percentage
Investments in Unconsolidated Entities:
Wisconsin Place Developer (VIE) (1)	$42,964	$44,451	33.3%
Operating Properties (Non-VIE) (2)	10,745	12,367	20.0%
Other	3,867	1,436	Varies
Investments in Unconsolidated Entities	$57,576	$58,254

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

(2)	Includes two joint ventures under separate agreements with the same partner totaling 945 apartment units.

7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Mortgage escrow deposits:
Real estate taxes and insurance	$600	$845
Replacement reserves	8,478	8,347
Mortgage principal reserves/sinking funds	8,363	3,167
Other	852	852
Mortgage escrow deposits	18,293	13,211
Restricted cash:
Earnest money on pending acquisitions	—	750
Restricted deposits on real estate investments	538	58
Resident security and utility deposits	35,379	35,183
Other	1,545	913
Restricted cash	37,462	36,904
Restricted deposits	$55,755	$50,115

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.  Weighted average interest rates noted below for the nine months ended September 30, 2018 are net of the effect of any derivative instruments.

Mortgage Notes Payable

As of September 30, 2018, the Company had outstanding mortgage debt of approximately $2.8 billion.

During the nine months ended September 30, 2018, the Company:

•	Repaid $550.0 million of 6.08% mortgage debt held in a Fannie Mae loan pool maturing in 2020 and incurred a prepayment penalty of approximately $22.1 million;
•	Repaid $43.7 million of conventional fixed-rate mortgage loans maturing in 2018;
•	Repaid $254.2 million of various tax-exempt mortgage bonds maturing in 2028 through 2042; and
•	Repaid $4.9 million of scheduled principal repayments on various mortgage debt.

The Company recorded $2.8 million of write-offs of unamortized deferred financing costs during the nine months ended September 30, 2018 as additional interest expense related to debt extinguishment of mortgages.  The Company also recorded $16.3 million of write-offs of net unamortized discounts during the nine months ended September 30, 2018 as additional interest expense related to debt extinguishment of mortgages.

As of September 30, 2018, the Company had $440.9 million of secured debt subject to third party credit enhancement.

As of September 30, 2018, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 28, 2061.  At September 30, 2018, the interest rate range on the Company’s mortgage debt was 0.10% to 6.90%.  During the nine months ended September 30, 2018, the weighted average interest rate on the Company’s mortgage debt was 4.19%.

Notes

As of September 30, 2018, the Company had outstanding unsecured notes of approximately $5.5 billion.

During the nine months ended September 30, 2018, the Company issued $500.0 million of ten-year 3.50% unsecured notes, receiving net proceeds of approximately $497.0 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 3.61%.

As of September 30, 2018, scheduled maturities for the Company’s outstanding notes were at various dates through August 1, 2047.  At September 30, 2018, the interest rate range on the Company’s notes before the effect of certain fair value hedges was 2.375% to 7.57%.  During the nine months ended September 30, 2018, the weighted average interest rate on the Company’s notes was 4.25%.

The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for the nine months ended September 30, 2018.

Line of Credit and Commercial Paper

In November 2016, the Company replaced its existing $2.5 billion facility with a $2.0 billion unsecured revolving credit facility maturing January 10, 2022.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.825%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 12.5 basis points).  Both the spread and the facility fee are dependent on the credit rating of the Company’s long term debt.

In February 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  As of September 30, 2018, there was a balance of $499.4 million outstanding on the commercial paper program ($500.0 million in principal outstanding net of an unamortized discount of $0.6 million).  The notes bear interest at various floating rates with a weighted average of 2.23% for the nine months ended September 30, 2018 and a weighted average maturity of 18 days as of September 30, 2018.

As of September 30, 2018, the amount available on the revolving credit facility was $1.49 billion (net of $6.7 million which was restricted/dedicated to support letters of credit and net of $500.0 million in principal outstanding on the commercial paper program).  During the nine months ended September 30, 2018, the weighted average interest rate on the revolving credit facility was 2.65%.

Other

On April 24, 2017, the Company executed a new letter of credit facility with a third party financial institution which is not backed by or collateralized by borrowings on the Company’s unsecured revolving credit facility.  As of September 30, 2018, there was $9.0 million in letters of credit outstanding on this facility.

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at September 30, 2018 and December 31, 2017, respectively (amounts in thousands):

	September 30, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$2,789,436	$2,710,433	$3,618,722	$3,615,384
Unsecured debt, net	6,034,357	6,040,798	5,338,569	5,619,744
Total debt, net	$8,823,793	$8,751,231	$8,957,291	$9,235,128

The following table summarizes the Company’s consolidated derivative instruments at September 30, 2018 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$450,000	$800,000
Lowest Interest Rate	2.375%	2.1478%
Highest Interest Rate	2.375%	3.1163%
Earliest Maturity Date	2019	2028
Latest Maturity Date	2019	2029

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.
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

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at September 30, 2018 and December 31, 2017, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	9/30/2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$27,526	$—	$27,526	$—
Supplemental Executive Retirement Plan	Other Assets	144,561	144,561	—	—
Total		$172,087	$144,561	$27,526	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$3,088	$—	$3,088	$—
Supplemental Executive Retirement Plan	Other Liabilities	144,561	144,561	—	—
Total		$147,649	$144,561	$3,088	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$381,239	$—	$381,239	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Staring Swaps	Other Assets	$5,143	$—	$5,143	$—
Supplemental Executive Retirement Plan	Other Assets	140,159	140,159	—	—
Total		$145,302	$140,159	$5,143	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$1,597	$—	$1,597	$—
Supplemental Executive Retirement Plan	Other Liabilities	140,159	140,159	—	—
Total		$141,756	$140,159	$1,597	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$366,955	$—	$366,955	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2018 and 2017, respectively (amounts in thousands):

September 30, 2018 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,491)	Fixed rate debt	Interest expense	$1,491
Total		$(1,491)			$1,491

September 30, 2017 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,413)	Fixed rate debt	Interest expense	$1,413
Total		$(1,413)			$1,413

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2018 and 2017, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
September 30, 2018 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$24,021	Interest expense	$(13,902)	N/A	$—
Total	$24,021		$(13,902)		$—

	Effective Portion			Ineffective Portion
September 30, 2017 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$5,216	Interest expense	$(14,019)	N/A	$—
Total	$5,216		$(14,019)		$—

As of September 30, 2018 and December 31, 2017, there were approximately $50.7 million and $88.6 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments.  Based on the estimated fair values of the net derivative instruments at September 30, 2018, the Company may recognize an estimated $19.8 million of accumulated other comprehensive income (loss) as additional interest expense during the twelve months ending September 30, 2019.

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

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2018	2017	2018	2017
Numerator for net income per share – basic:
Net income	$562,804	$498,297	$223,846	$144,196
Allocation to Noncontrolling Interests – Operating Partnership	(20,517)	(17,931)	(8,159)	(5,166)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,939)	(2,354)	(750)	(801)
Preferred distributions	(2,318)	(2,318)	(773)	(772)
Numerator for net income per share – basic	$538,030	$475,694	$214,164	$137,457
Numerator for net income per share – diluted:
Net income	$562,804	$498,297	$223,846	$144,196
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,939)	(2,354)	(750)	(801)
Preferred distributions	(2,318)	(2,318)	(773)	(772)
Numerator for net income per share – diluted	$558,547	$493,625	$222,323	$142,623
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	367,920	366,809	368,028	366,996
Effect of dilutive securities:
OP Units	12,871	12,907	12,884	12,910
Long-term compensation shares/units	2,642	2,924	2,972	3,039
Denominator for net income per share – diluted	383,433	382,640	383,884	382,945
Net income per share – basic	$1.46	$1.30	$0.58	$0.37
Net income per share – diluted	$1.46	$1.29	$0.58	$0.37

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2018	2017	2018	2017
Numerator for net income per Unit – basic and diluted:
Net income	$562,804	$498,297	$223,846	$144,196
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,939)	(2,354)	(750)	(801)
Allocation to Preference Units	(2,318)	(2,318)	(773)	(772)
Numerator for net income per Unit – basic and diluted	$558,547	$493,625	$222,323	$142,623
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	380,791	379,716	380,912	379,906
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,642	2,924	2,972	3,039
Denominator for net income per Unit – diluted	383,433	382,640	383,884	382,945
Net income per Unit – basic	$1.46	$1.30	$0.58	$0.37
Net income per Unit – diluted	$1.46	$1.29	$0.58	$0.37

11.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws.  Compliance by the Company with existing laws has not had a material adverse effect on the Company.  However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.  As of September 30, 2018, the Company does have environmental reserves totaling approximately $5.8 million related to three of its properties.

The Company had established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assessed the adequacy of the reserve and made adjustments as necessary.  As of September 30, 2018, the matters were resolved for a total payout of $0.9 million and no reserve remains outstanding.

The Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of September 30, 2018, the Company has four wholly owned projects totaling 912 apartment units in various stages of development with remaining commitments to fund of approximately $444.0 million and estimated completion dates ranging through September 30, 2021, as well as other completed development projects that are in various stages of lease-up or are stabilized.

As of September 30, 2018, the Company has two unconsolidated operating properties that are owned with the same third party joint venture partner under separate agreements.  The joint venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions.  The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  The Company’s geographic same store operating segments located in urban and high-density suburban markets represent its reportable segments (the two Denver properties acquired in the third quarter of 2018 are currently included in non-same store).  The Company’s operating segments located in its other markets (Phoenix) that are not material have also been included in the tables presented below.

The Company’s fee and asset management and development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2018 and 2017, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the nine months and quarters ended September 30, 2018 and 2017, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2018	2017	2018	2017
Rental income	$1,925,128	$1,840,170	$652,677	$623,951
Property and maintenance expense	(322,487)	(306,645)	(110,541)	(104,721)
Real estate taxes and insurance expense	(268,784)	(253,318)	(87,388)	(84,087)
Total operating expenses	(591,271)	(559,963)	(197,929)	(188,808)
Net operating income	$1,333,857	$1,280,207	$454,748	$435,143

The following tables present NOI for each segment from our rental real estate for the nine months and quarters ended September 30, 2018 and 2017, respectively, as well as total assets and capital expenditures at September 30, 2018 (amounts in thousands):

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$310,972	$89,211	$221,761	$300,702	$85,972	$214,730
Orange County	68,513	16,706	51,807	66,082	16,330	49,752
San Diego	68,640	17,984	50,656	66,052	17,415	48,637
Subtotal - Southern California	448,125	123,901	324,224	432,836	119,717	313,119

San Francisco	331,067	80,377	250,690	321,894	81,942	239,952
Washington D.C.	325,480	101,620	223,860	322,310	98,046	224,264
New York	343,239	135,700	207,539	341,295	128,076	213,219
Boston	171,042	47,666	123,376	167,010	45,871	121,139
Seattle	147,311	41,762	105,549	142,564	39,686	102,878
Other Markets	1,453	506	947	1,384	498	886
Total same store	1,767,717	531,532	1,236,185	1,729,293	513,836	1,215,457

Non-same store/other (2) (3)
Non-same store	134,308	45,997	88,311	60,446	21,096	39,350
Other (3)	23,103	13,742	9,361	50,431	25,031	25,400
Total non-same store/other	157,411	59,739	97,672	110,877	46,127	64,750

Totals	$1,925,128	$591,271	$1,333,857	$1,840,170	$559,963	$1,280,207

(1)

For the nine months ended September 30, 2018 and 2017, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2017, less properties subsequently sold, which represented 71,721 apartment units.

(2)

For the nine months ended September 30, 2018 and 2017, non-same store primarily includes properties acquired after January 1, 2017, plus any properties in lease-up and not stabilized as of January 1, 2017.

(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended September 30, 2018			Quarter Ended September 30, 2017
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$108,050	$30,848	$77,202	$104,190	$29,470	$74,720
Orange County	23,182	5,615	17,567	22,427	5,491	16,936
San Diego	23,215	6,233	16,982	22,432	5,881	16,551
Subtotal - Southern California	154,447	42,696	111,751	149,049	40,842	108,207

San Francisco	116,937	29,271	87,666	113,154	29,527	83,627
Washington D.C.	109,637	34,722	74,915	108,764	33,474	75,290
New York	115,757	45,156	70,601	114,799	42,620	72,179
Boston	57,531	16,073	41,458	56,022	15,726	40,296
Seattle	50,618	14,137	36,481	49,467	13,449	36,018
Other Markets	485	165	320	459	158	301
Total same store	605,412	182,220	423,192	591,714	175,796	415,918

Non-same store/other (2) (3)
Non-same store	42,702	13,605	29,097	18,252	6,870	11,382
Other (3)	4,563	2,104	2,459	13,985	6,142	7,843
Total non-same store/other	47,265	15,709	31,556	32,237	13,012	19,225

Totals	$652,677	$197,929	$454,748	$623,951	$188,808	$435,143

(1)

For the quarters ended September 30, 2018 and 2017, same store primarily includes all properties acquired or completed that were stabilized prior to July 1, 2017, less properties subsequently sold, which represented 72,561 apartment units.

(2)	For the quarters ended September 30, 2018 and 2017, non-same store primarily includes properties acquired after July 1, 2017, plus any properties in lease-up and not stabilized as of July 1, 2017.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Nine Months Ended September 30, 2018
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,631,459	$21,438
Orange County	321,551	6,327
San Diego	410,450	3,665
Subtotal - Southern California	3,363,460	31,430

San Francisco	2,989,059	34,617
Washington D.C.	3,734,007	21,722
New York	4,108,581	17,217
Boston	1,599,983	16,477
Seattle	1,287,733	12,085
Other Markets	12,820	135
Total same store	17,095,643	133,683

Non-same store/other (2) (3)
Non-same store	2,884,686	4,171
Other (3)	561,821	265
Total non-same store/other	3,446,507	4,436

Totals	$20,542,150	$138,119

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2017, less properties subsequently sold, which represented 71,721 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2017, plus any properties in lease-up and not stabilized as of January 1, 2017.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
13.	Subsequent Events

Subsequent to September 30, 2018, the Company:

•	Repaid $500.0 million of 5.19% mortgage debt held in a Freddie Mac loan pool at par prior to the October 1, 2019 maturity date; and
•	Reissued $96.9 million of floating rate tax-exempt mortgage bonds which mature on April 1, 2042, remarket weekly and are guaranteed by ERPOP.

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

Forward-Looking Statements

Forward-looking statements are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations, estimates, projections and assumptions made by management.  While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Many of these uncertainties and risks are difficult to predict and beyond management’s control.  Forward-looking statements are not guarantees of future performance, results or events.  The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements.  Factors that might cause such differences include, but are not limited to, the following:

•

We intend to actively acquire, develop and renovate multifamily properties for rental operations as market conditions dictate.  We may also acquire multifamily properties that are unoccupied or in the early stages of lease-up.  We may be unable to lease these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rental rates as well as higher than expected concessions or higher than expected operating expenses.  We may not be able to achieve rents that are consistent with expectations for acquired, developed or renovated properties.  We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position, to complete a development property or to complete a renovation.  Additionally, we expect that other real estate investors with capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts.  This competition (or lack thereof) may increase (or depress) prices for multifamily properties.  We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.  We have acquired in the past and intend to continue to pursue the acquisition of properties, including large portfolios of properties, that could increase our size and result in alterations to our capital structure.  The total number of apartment units under development, costs of development and estimated completion dates are subject to uncertainties arising from changing economic conditions (such as the cost of labor and construction materials), competition, tariffs and other trade disruptions and local government regulation;

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

Overview

Equity Residential (“EQR”) is an S&P 500 company focused on the acquisition, development and management of rental apartment properties located in urban and high-density suburban markets, which is conducted on its behalf by ERP Operating Limited Partnership (“ERPOP”).  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and ERPOP is an Illinois limited partnership formed in May 1993.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.

EQR is the general partner of, and as of September 30, 2018 owned an approximate 96.3% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates property management offices in each of its markets.  As of September 30, 2018, the Company had approximately 2,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

Business Objectives and Operating and Investing Strategies

The Company’s and the Operating Partnership’s business objectives and operating and investing strategies have not changed materially from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.  As an extension of that strategy, the Company began in the third quarter to actively invest in rental apartment properties in urban and high-density suburban areas of Denver, a market that shares many characteristics with the Company’s other markets (as noted below, the Company acquired two properties in Denver in the third quarter of 2018).  We continue to expect the acquisitions will be funded with proceeds from dispositions of properties in other markets.

Results of Operations

2018 Transactions

In conjunction with our business objectives and operating strategy, during the nine months ended September 30, 2018 the Company continued to invest in apartment properties located primarily in our urban and high-density suburban markets and sell apartment properties located primarily in the less dense portion of suburban markets and/or properties that we believe will have inferior long-term returns, as follows:

•

Acquired five consolidated apartment properties, located in the Seattle, New York, Denver (two properties) and Boston markets, consisting of 1,461 apartment units, along with the remaining 17 apartment units of an existing consolidated apartment property located in the Washington D.C. market, for approximately $707.0 million at a weighted average Acquisition Cap Rate (see Definitions section below) of 4.4%;

•

Sold five consolidated apartment properties, located in the Seattle, Los Angeles and New York (three properties) markets, consisting of 1,292 apartment units for approximately $706.1 million at a weighted average Disposition Yield (see Definitions section below) of 4.1% and generating an Unlevered IRR (see Definitions section below) of 8.7%;

•	Sold one land parcel located in the Washington D.C. market for a sale price of approximately $2.7 million;
•	Started construction on one project, located in the Boston market, consisting of 469 apartment units totaling approximately $409.7 million of expected development costs; and

•

Substantially completed construction on one project, located in the San Francisco market, consisting of 449 apartment units totaling approximately $322.2 million of development costs at a Development Yield (see Definitions section below) of 5.1% and stabilized three projects, located in the Washington D.C., San Francisco and Seattle markets, consisting of 1,021 apartment units totaling approximately $620.4 million of development costs at a weighted average Development Yield of 5.1%.

See also Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both of the nine months ended September 30, 2018 and 2017 (the “Nine-Month 2018 Same Store Properties”), which represented 71,721 apartment units, and properties that the Company owned and were stabilized for all of both of the quarters ended September 30, 2018 and 2017 (the “Third Quarter 2018 Same Store Properties”), which represented 72,561 apartment units, impacted the Company’s results of operations.  Both the Nine-Month 2018 Same Store Properties and the Third Quarter 2018 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the nine months and quarter ended September 30, 2018:

	Nine Months Ended		Quarter Ended
	September 30, 2018		September 30, 2018
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	275	70,117	284	72,629
2016 acquisitions	4	573	—	—
2017 acquisitions	—	—	1	136
2018 dispositions	(5)	(1,292)	(1)	(506)
Properties added back to same store (1)	—	—	1	285
Lease-up properties stabilized	7	2,292	—	—
Other	—	31	—	17
Same Store Properties at September 30, 2018	281	71,721	285	72,561

	Nine Months Ended		Quarter Ended
	September 30, 2018		September 30, 2018
	Properties	Apartment Units	Properties	Apartment Units
Same Store	281	71,721	285	72,561
Non-Same Store:
2018 acquisitions	5	1,461	5	1,461
2017 acquisitions - stabilized	2	437	1	301
2017 acquisitions - not stabilized	2	510	2	510
Properties removed from same store (1)	2	356	—	—
Master-Leased properties (2)	1	162	1	162
Lease-up properties not yet stabilized (3)	10	3,667	9	3,319
Other	1	1	1	1
Total Non-Same Store	23	6,594	19	5,754
Unconsolidated properties	2	945	2	945
Total Properties and Apartment Units	306	79,260	306	79,260

Note: Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

Note: During the nine months ended September 30, 2018, the Company closed down a garage (CRP Sports Garage in Boston, Massachusetts) and began its demolition as it starts the development of West End Tower on the site.  As a result, the garage was removed from the same store portfolio, which had no impact on the unit or property count for the nine months and quarter ended September 30, 2018.

(1)	Consists of two properties which were removed from the same store portfolio as discussed further below:
a.

Playa Pacifica in Hermosa Beach, California containing 285 apartment units was removed from the same store portfolio in the first quarter of 2015 due to a major renovation in which significant portions of the property were taken offline for extended time periods.  As of September 30, 2018 and 2017, Playa Pacifica had an occupancy of 95.8% and 95.8%, respectively.  Playa Pacifica remains in non-same store for the nine months ended September 30, 2018 as the property did not achieve greater than 90% occupancy for all of the current and comparable periods presented.  Playa Pacifica is included in the same store portfolio for the quarter ended September 30, 2018 as the property was stabilized for all of the current and comparable periods presented.

b.

Acton Courtyard in Berkeley, California containing 71 apartment units was removed from the same store portfolio in the third quarter of 2016 due to an affordable housing dispute which required significant portions of the property to be vacant for an extended re-leasing period.  As of September 30, 2018 and 2017, Acton Courtyard had an occupancy of 84.5% and 93.0%, respectively.  Acton Courtyard remains in non-same store for the nine months ended September 30, 2018 as the property did not achieve greater than 90% occupancy for all of the current and comparable periods presented.  Acton Courtyard is included in the same store portfolio for the quarter ended September 30, 2018 as the property was stabilized for all of the current and comparable periods presented.

(2)

Consists of one property containing 162 apartment units that is wholly owned by the Company where the entire project is master leased to a third party corporate housing provider.  Effective February 1, 2018, the Company took over management of one of its other master-leased properties containing 94 apartment units located in the Boston market.  Also, effective April 2, 2018, the Company took over management of one of its other master-leased properties containing 597 apartment units located in the Los Angeles market.

(3)

Consists of properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.  Also includes the two master-leased properties noted above.

The following table provides comparative same store results and statistics for the Nine-Month 2018 Same Store Properties:

September YTD 2018 vs. September YTD 2017

Same Store Results/Statistics for 71,721 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Physical Occupancy (2)	Turnover (3)
YTD 2018	$1,767,717	$531,532	$1,236,185	$2,739	96.2%	40.5%
YTD 2017	$1,729,293	$513,836	$1,215,457	$2,687	95.9%	42.2%
Change	$38,424	$17,696	$20,728	$52	0.3%	(1.7)%
Change	2.2%	3.4%	1.7%	1.9%

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

The following table provides comparative same store operating expenses for the Nine-Month 2018 Same Store Properties:

September YTD 2018 vs. September YTD 2017

Same Store Operating Expenses for 71,721 Same Store Apartment Units

$ in thousands

					% of Actual
					YTD 2018
	Actual	Actual	$	%	Operating
	YTD 2018	YTD 2017	Change	Change	Expenses
Real estate taxes	$224,909	$216,000	$8,909	4.1%	42.3%
On-site payroll (1)	116,961	114,010	2,951	2.6%	22.0%
Utilities (2)	71,896	68,942	2,954	4.3%	13.5%
Repairs and maintenance (3)	68,619	65,498	3,121	4.8%	12.9%
Insurance	13,704	13,019	685	5.3%	2.6%
Leasing and advertising	7,373	7,353	20	0.3%	1.4%
Other on-site operating expenses (4)	28,070	29,014	(944)	(3.3)%	5.3%
Same store operating expenses	$531,532	$513,836	$17,696	3.4%	100.0%
(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017
Operating income	$639,254	$632,707
Adjustments:
Fee and asset management revenue	(563)	(532)
Property management	69,175	64,702
General and administrative	41,420	40,366
Depreciation	583,869	542,964
Impairment	702	—
Total NOI	$1,333,857	$1,280,207
Rental income:
Same store	$1,767,717	$1,729,293
Non-same store/other	157,411	110,877
Total rental income	1,925,128	1,840,170
Operating expenses:
Same store	531,532	513,836
Non-same store/other	59,739	46,127
Total operating expenses	591,271	559,963
NOI:
Same store	1,236,185	1,215,457
Non-same store/other	97,672	64,750
Total NOI	$1,333,857	$1,280,207

For properties that the Company acquired or completed that were stabilized prior to January 1, 2017 and that the Company expects to continue to own through December 31, 2018, the Company anticipates the following same store results for the full year ending December 31, 2018, which assumptions are based on current expectations and are forward looking:

2018 Same Store Assumptions
	Revised Full Year	Previous Full Year
Physical Occupancy	96.2%	96.1%
Revenue change	2.3%	1.9% to 2.3%
Expense change	3.7%	3.5% to 4.0%
NOI change	1.7%	1.0% to 1.8%

Same store revenues increased 2.2% during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, which was at the higher end of our expectations, due to gains in occupancy of 0.3%, continued low turnover and strong renewals.  The Company now anticipates full year 2018 same store revenue growth of approximately 2.3% as compared to the guidance range of 1.9% to 2.3% that was provided in July 2018.  The Company’s primary focus in 2018 is to continue providing exceptional customer service in order to retain existing residents to drive strong occupancy and renewal rate growth, which came in at 4.9% for the nine months ended September 30, 2018 as compared to the same period in 2017.

Washington D.C. continues to perform on target due to high occupancy rates and job growth leading to absorption of substantial new supply in the market.  Same store revenues increased 1.0% in the nine months ended September 30, 2018 as compared to the same period in 2017, which was slightly below our full year expectations.  Occupancy of 96.2% for the nine months ended September 30, 2018 was higher than at the same time period last year.  We continue to expect same store revenue growth of approximately 1.2% in this market in 2018, as we expect improved results in the fourth quarter.

In the New York market, we anticipated that elevated deliveries of new luxury supply would have an impact on our ability to raise rents and would require us to issue meaningful rent concessions.  While we were impacted by new supply, stronger demand for our well-located properties led to increased same store occupancy levels and fewer rent concessions in the nine months ended September 30, 2018 than we expected.  As a result, same store revenues increased 0.6% in the nine months ended September 30, 2018 as compared to the same period in 2017, putting the market on track to exceed our most recent full year expectation of 0.2% provided in July 2018 for this market.  These strong demand conditions have led to higher occupancy and renewal rates, leading us to revise our expectation of same store revenue growth to approximately 0.7% for full year 2018.

Boston continues to steadily absorb new supply as a result of strong job growth in the business services sector.  Same store revenues increased 2.4% in the nine months ended September 30, 2018 as compared to the same period in 2017, which is trending above our most recent full year expectation due to stronger base rent growth and renewal increases.  With Boston’s continued ability to absorb new supply and easing near-term supply pressure, we now expect to produce full year same store revenue growth of approximately 2.4% in this market in 2018, which is better than our most recent expectation of 2.1% provided in July 2018.

We have a continued cautious outlook for Seattle as the market decelerates as anticipated due to significant supply.  Same store revenues increased 3.3% in the nine months ended September 30, 2018 as compared to the same period in 2017, which made it one of our strongest performing markets.  We do expect our ability to raise rents to continue to be muted, however, from elevated new supply.  We continue to expect Seattle to produce same store revenue growth of approximately 3.0% in 2018, which is consistent with our most recent expectations provided in July 2018.

San Francisco continues to perform better than expected as a result of strong demand driving occupancy, new lease growth and renewal rates.  The market continues to show positive trends and is producing wage growth driven by technology company expansions and investments.  As a result, same store revenues increased 2.8% in the nine months ended September 30, 2018 as compared to the same period in 2017. We expect to produce same store revenue growth of approximately 2.9% in this market in 2018, which is consistent with our most recent expectations provided in July 2018.

Los Angeles continues to experience new supply, but the impact of this supply has been somewhat delayed due to labor shortages pushing deliveries of new units into 2019.  Strong demand and, to some extent, these delays in deliveries have led to occupancy, renewals and new lease rates that exceeded our original expectations.  Same store revenues increased 3.4% in the nine months ended September 30, 2018 as compared to the same period in 2017, which was consistent with our most recent full year expectations.  Residential-only same store revenues increased 3.6% in the nine months ended September 30, 2018 as compared to the same period in 2017, while our reported revenue increase of 3.4% includes the impact of a negative, one-time non-residential income adjustment.  We expect to produce same store revenue growth of approximately 3.6% in this market in 2018, which is better than our most recent expectation of 3.4% provided in July 2018.

During the first half of the year, Orange County experienced pressure on average rental rates and occupancy due to supply within the Irvine area.  However, demand and occupancy remain strong and we expect to produce some of our best revenue results in this market.  Same store revenues increased 3.7% in the nine months ended September 30, 2018 as compared to the same period in 2017, which was slightly higher than our most recent full year expectations.  We expect to produce same store revenue growth of approximately 3.6% in this market in 2018, which is slightly higher than our most recent expectation of 3.5% provided in July 2018.

In the San Diego market, we experienced supply pressure in the downtown area, but military spending remains strong.  Same store revenues increased 3.9% in the nine months ended September 30, 2018 as compared to the same period in 2017.  We expect to produce same store revenue growth of approximately 4.0% in this market in 2018, which is consistent with our most recent expectation provided in July 2018.

Same store expenses increased 3.4% during the nine months ended September 30, 2018 as compared to the same period in 2017.  The Company now anticipates that full year 2018 same store expenses will increase 3.7% as compared to the most recent guidance range of 3.5% to 4.0% that was provided in July 2018, primarily due to the following items:

•

Real estate taxes increased 4.1% during the nine months ended September 30, 2018 as compared to the same period in 2017, which is at the low end of our most recent full year expectations, due primarily to better than anticipated appeal results in California.  Real estate taxes are estimated to increase approximately 4.0% for the full year 2018 as compared to 2017, which is at the low end of our most recent expectation of 4.0% to 4.5% provided in July 2018.

•

Payroll costs increased 2.6% during the nine months ended September 30, 2018 as compared to the same period in 2017, which is trending lower than our most recent full year expectations of a 3.0% to 4.0% increase, primarily due to a reduction in medical reserve expenses in the comparable period. Payroll costs are now estimated to increase around 3.5% for the full year 2018 as compared to 2017, which is consistent with our most recent expectation provided in July 2018 of a 3.0% to 4.0% increase due to continued wage pressures, particularly with maintenance staff.

•

Utilities increased 4.3% during the nine months ended September 30, 2018 as compared to the same period in 2017, primarily due to increases in the commodity cost for electricity, natural gas and heating oil after enjoying several years of declining rates, as well as adverse winter weather in the Northeast in the first quarter of 2018.  Utilities are now estimated to increase approximately 4.7% for the full year 2018 as compared to 2017, which is an increase to the most recent guidance provided in July 2018 of 4.0%.

Same store NOI increased 1.7% during the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, which was at the higher end of our most recent expectation provided in July 2018.  The Company now anticipates full year 2018 same store NOI growth of approximately 1.7% as compared to the guidance range of 1.0% to 1.8% that was provided in July 2018, as a result of the above same store revenue and expense expectations.

See also Note 12 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the nine months ended September 30, 2018 increased approximately $32.9 million compared to the same period of 2017 and consist primarily of properties acquired in calendar years 2017 and 2018, operations from the Company’s development properties and operations prior to disposition from 2017 and 2018 sold properties.  This difference is due primarily to:

•	A positive impact of higher NOI from development and newly stabilized development properties in lease-up of $29.0 million;
•	A positive impact of higher NOI from properties acquired in 2017 and 2018 of $20.2 million;
•	A positive impact of higher NOI from other non-same store properties (including one current and two former master leased properties) of $1.3 million; and

•	A negative impact of lost NOI from 2017 and 2018 dispositions of $21.8 million.

The Company’s guidance assumes consolidated rental acquisitions of $707.0 million (all of which occurred already) and consolidated rental dispositions of $706.1 million (all of which occurred already) and expects that the Acquisition Cap Rate will be 0.30% higher than the Disposition Yield for the full year ending December 31, 2018.  The Company budgeted one development start during the year ending December 31, 2018, which started in the second quarter of 2018.  We currently budget spending approximately $125.0 million on development costs during the year ending December 31, 2018, primarily for properties currently under construction including the one project started in 2018.  We assume that this capital will be primarily sourced with excess operating cash flow, future debt offerings and borrowings on our revolving credit facility and/or commercial paper program.  These 2018 assumptions are based on current expectations and are forward-looking.

Comparison of the nine months and quarter ended September 30, 2018 to the nine months and quarter ended September 30, 2017

For the nine months ended September 30, 2018, the Company reported diluted earnings per share/unit of $1.46 compared to $1.29 per share/unit in the same period of 2017.  The difference is primarily due to approximately $0.14 per share/unit in higher property NOI and $0.30 per share/unit in higher gains on property sales in 2018 as compared to 2017, partially offset by $0.13 per share/unit in higher debt extinguishment costs and lower non-operating asset gains on sale and $0.10 per share/unit in higher depreciation expense in 2018 as compared to 2017, as discussed below.  For the quarter ended September 30, 2018, the Company reported diluted earnings per share/unit of $0.58 compared to $0.37 per share/unit in the same period of 2017.  The difference is primarily due to approximately $0.26 per share/unit in higher gains on property sales and $0.04 per share/unit in higher property NOI in the third quarter of 2018 as compared to 2017, partially offset by $0.04 per share/unit of higher debt extinguishment costs and $0.03 per share/unit of higher depreciation expense in the third quarter of 2018 as compared to the same period of 2017, as discussed below.

For the nine months ended September 30, 2018, consolidated rental income increased 4.6%, consolidated operating expenses (comprised of property and maintenance and real estate taxes and insurance) increased 5.6% and consolidated NOI increased 4.2% when compared to the nine months ended September 30, 2017.  The increase in NOI is primarily a result of the Company’s improved NOI from same store and lease-up properties.  For the quarter ended September 30, 2018, consolidated rental income increased 4.6%, consolidated operating expenses (compromised of property and maintenance and real estate taxes and insurance) increased 4.8% and consolidated NOI increased 4.5% when compared to the quarter ended September 30, 2017.  The increase in NOI is primarily a result of the Company’s improved NOI from same store and lease-up properties.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased approximately $4.5 million or 6.9% and approximately $1.4 million or 6.6% for the nine months and quarter ended September 30, 2018, respectively, compared to the prior year periods.  These increases are primarily attributable to increases in payroll-related costs and legal and professional fees, partially offset by decreases in education/conference costs.  The Company anticipates that property management expenses will approximate $91.5 million for the year ending December 31, 2018.

General and administrative expenses, which include corporate operating expenses, increased approximately $1.1 million or 2.6% for the nine months ended September 30, 2018 compared to the prior year period, primarily due to an increase in payroll-related costs.  The Company anticipates that general and administrative expenses will approximate $54.0 million for the year ending December 31, 2018.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $40.9 million or 7.5% and approximately $10.5 million or 5.7% for the nine months and quarter ended September 30, 2018, respectively, compared to the prior year periods, primarily as a result of additional depreciation expense on properties acquired in 2017 and 2018 and development properties placed in service during 2017 and 2018.

Interest and other income increased approximately $9.2 million and $3.9 million for the nine months and quarter ended September 30, 2018 compared to the prior year periods, primarily due to an $8.6 million and $3.9 million, respectively, increase in insurance/litigation settlement proceeds during 2018 compared to the prior year periods.  The Company anticipates that interest and other income will approximate $1.5 million for the year ending December 31, 2018, excluding certain non-comparable insurance/litigation settlement proceeds.

Other expenses increased approximately $11.7 million and $6.6 million for the nine months and quarter ended September 30, 2018, respectively, compared to the prior year periods, primarily due to an increase in expenses related to insurance, litigation and environmental settlements and advocacy contributions in 2018 as compared to 2017.

Interest expense, including amortization of deferred financing costs, increased approximately $35.5 million or 12.0% and approximately $21.3 million or 22.8% for the nine months and quarter ended September 30, 2018, respectively, compared to the prior year periods.  The increase is due to $29.4 million and $18.3 million, respectively, in higher debt extinguishment costs for the nine months and quarter ended September 30, 2018 compared to the prior year periods, as well as lower capitalized interest due to the Company’s decline in development activity for the nine months and quarter ended September 30, 2018, respectively, compared to the prior year periods.  The effective interest cost on all indebtedness for the nine months ended September 30, 2018 was 4.36% as compared to 4.47% for the prior year period.  The effective interest cost on all indebtedness for the quarter ended September 30, 2018 was 4.30% as compared to 4.35% for the prior year period.  The Company capitalized interest of approximately $4.5 million and $23.2 million during the nine months ended September 30, 2018 and 2017, respectively, and $1.6 million and $6.6 million during the quarters ended September 30, 2018 and 2017, respectively.  The Company anticipates that interest expense, excluding debt extinguishment costs/prepayment penalties, will approximate $374.0 million to $378.3 million and capitalized interest will approximate $6.0 million for the year ending December 31, 2018.

The 2018 guidance/projections provided above are based on current projections and are forward-looking.

Loss from investments in unconsolidated entities increased approximately $0.8 million and approximately $0.6 million for the nine months and quarter ended September 30, 2018, respectively, compared to the prior year periods.  The increases are primarily due to a trailing gain on the liquidation of the Archstone Germany portfolio and a trailing gain on the sale of a property interest by the Archstone residual joint venture in the third quarter of 2017, neither of which reoccurred in the current year.

Net gain on sales of real estate properties increased approximately $115.1 million or 81.2% during the nine months ended September 30, 2018 compared to the prior year period, primarily as a result of the sale of five consolidated apartment properties for a sales price of approximately $706.1 million during the nine months ended September 30, 2018 as compared to four consolidated apartment properties for a sales price of approximately $319.7 million sold during the nine months ended September 30, 2017, all of which did not meet the criteria for reporting discontinued operations.  Net gain on sales of real estate properties increased approximately $97.3 million during the quarter ended September 30, 2018 compared to the prior year period as a result of the sale of one consolidated property for a sales price of approximately $416.1 million during the quarter ended September 30, 2018 as compared to the sale of one consolidated property for a sales price of approximately $53.0 million in the prior year period.

Net gain on sales of land parcels decreased approximately $18.2 million or 94.8% during the nine months ended September 30, 2018 as compared to the prior year period due to the gain on sale of one land parcel with a lower basis in the prior year compared to the gain on sale of one land parcel in the current year.

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

As of January 1, 2018, the Company had approximately $50.6 million of cash and cash equivalents, approximately $50.1 million of restricted deposits and the amount available on its revolving credit facility was $1.69 billion. After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, at September 30, 2018, the Company’s cash and cash equivalents balance was approximately $33.0 million, the restricted deposits balance was approximately $55.8 million and the amount available on its revolving credit facility was $1.49 billion.

During the nine months ended September 30, 2018, the Company generated proceeds from various transactions, which included the following:

•	Disposed of five consolidated rental properties and one land parcel receiving net proceeds of approximately $691.5 million;
•	Issued $500.0 million of ten-year 3.50% unsecured notes, receiving net proceeds of approximately $497.0 million before underwriting fees, hedge termination settlements and other expenses; and
•

Issued approximately 0.3 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $9.1 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the nine months ended September 30, 2018, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire five consolidated rental properties for approximately $708.1 million in cash;
•	Invest $101.6 million primarily in development projects; and
•	Repay $852.9 million of mortgage loans (inclusive of scheduled principal repayments) and incur prepayment penalties of approximately $22.1 million.

Credit Facility and Commercial Paper Program

In November 2016, the Company replaced its existing $2.5 billion facility with a $2.0 billion unsecured revolving credit facility maturing January 10, 2022.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.825%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 12.5 basis points).  Both the spread and the facility fee are dependent on the credit rating of the Company’s long-term debt.

In February 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  As of October 26, 2018, there was a balance of $500.0 million in principal outstanding on the commercial paper program.

As of October 26, 2018, the amount available on the revolving credit facility was $901.4 million net of:

•	$500.0 million in principal outstanding on the commercial paper program;
•	$495.0 million in principal outstanding on the revolving line of credit;

•	$96.9 million of floating rate tax-exempt mortgage bonds which mature on April 1, 2042 and are guaranteed by ERPOP; and
•	$6.7 million which was restricted/dedicated to support letters of credit.

  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

Dividend Policy

Beginning in 2018, the Company no longer determines its dividends/distributions as a fixed percentage of estimated Normalized FFO but instead adopted a more conventional policy based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for the first, second and third quarters of 2018 of $0.54 per share/unit in each quarter, an annualized increase of 7.2% over the amount paid in 2017.  This policy change is supported by the Company’s strong growth in property operations since the recent economic downturn and a significant reduction in its development activity resulting in a material increase in available cash flow.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.  The Company believes that its expected 2018 operating cash flow will be sufficient to cover capital expenditures and regular dividends/distributions.

Total dividends/distributions paid in October 2018 amounted to $206.9 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the third quarter ended September 30, 2018.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that the public capital markets are unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes, line of credit and commercial paper program.  Of the $26.4 billion in investment in real estate on the Company’s balance sheet at September 30, 2018, $21.6 billion or 81.7% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues public equity from time to time and guarantees certain debt of the Operating Partnership.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of September 30, 2018 are as follows:

Debt Summary as of September 30, 2018

($ in thousands)

				Weighted
			Weighted	Average
			Average	Maturities
	Amounts (1)	% of Total	Rates (1)	(years)
Secured	$2,789,436	31.6%	4.19%	5.4
Unsecured	6,034,357	68.4%	4.12%	9.5
Total	$8,823,793	100.0%	4.14%	8.2
Fixed Rate Debt:
Secured – Conventional	$2,386,165	27.0%	4.66%	3.8
Unsecured – Public	5,088,560	57.7%	4.39%	11.2
Fixed Rate Debt	7,474,725	84.7%	4.48%	8.9
Floating Rate Debt:
Secured – Conventional	6,554	0.1%	1.82%	6.4
Secured – Tax Exempt	396,717	4.5%	2.09%	13.6
Unsecured – Public (2)	446,430	5.1%	2.76%	0.7
Unsecured – Revolving Credit Facility	—	—	2.65%	3.2
Unsecured – Commercial Paper Program	499,367	5.6%	2.23%	—
Floating Rate Debt	1,349,068	15.3%	2.35%	4.6
Total	$8,823,793	100.0%	4.14%	8.2

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the nine months ended September 30, 2018.
(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

Debt Maturity Schedule as of September 30, 2018

($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2018	$1,493		$450,200	(2)	$451,693	5.1%	4.01%	2.39%
2019	506,731	(3)	517,412	(2)	1,024,143	11.5%	5.17%	4.02%
2020	1,128,592	(4)	700		1,129,292	12.7%	5.20%	5.20%
2021	927,506		600		928,106	10.4%	4.64%	4.64%
2022	265,341		800		266,141	3.0%	3.26%	3.26%
2023	1,326,800		4,800		1,331,600	14.9%	3.74%	3.73%
2024	1,272		10,900		12,172	0.1%	4.79%	1.98%
2025	451,334		13,200		464,534	5.2%	3.38%	3.33%
2026	593,424		14,500		607,924	6.8%	3.59%	3.54%
2027	401,468		15,600		417,068	4.7%	3.26%	3.19%
2028+	1,924,969		359,065		2,284,034	25.6%	4.17%	3.76%
Subtotal	7,528,930		1,387,777		8,916,707	100.0%	4.23%	3.91%
Deferred Financing Costs and Unamortized (Discount)	(54,205)		(38,709)		(92,914)	N/A	N/A	N/A
Total	$7,474,725		$1,349,068		$8,823,793	100.0%	4.23%	3.91%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of September 30, 2018.
(2)	Includes $500.0 million in principal outstanding on the Company’s commercial paper program, of which $450.0 million matures in 2018 and $50.0 million matures in 2019.
(3)	Includes a $500.0 million 5.19% mortgage loan with a maturity date of October 1, 2019 that was repaid at par on October 1, 2018.
(4)	Includes a $500.0 million 5.78% mortgage loan with a maturity date of July 1, 2020 that can be prepaid at par beginning July 1, 2019.

See Note 8 in the Notes to Consolidated Financial Statements for additional discussion of debt at September 30, 2018.

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings as well as EQR’s long-term preferred equity ratings, which all have a stable outlook, as of October 26, 2018 are as follows:

	Standard & Poor’s	Moody’s	Fitch
ERPOP’s long-term senior debt rating	A-	A3	A
ERPOP’s short-term commercial paper rating	A-2	P-2	F-1
EQR’s long-term preferred equity rating	BBB	Baa1	BBB+

See Note 13 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to September 30, 2018.

Capitalization of Fixed Assets and Improvements to Real Estate

The Company’s and the Operating Partnership’s capital expenditures policy has not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

For the nine months ended September 30, 2018, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Nine Months Ended September 30, 2018

	Same Stores Properties (5)	Non-Same Store Properties/Other (6)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units (1)	71,721	6,594	78,315

Building Improvements (2)	$69,956	$2,328	$72,284	$976
Renovation Expenditures (3)	30,079	1,183	31,262	419
Replacements (4)	33,648	925	34,573	469
Total Capital Expenditures	$133,683	$4,436	$138,119	$1,864

(1)	Total Apartment Units – Excludes 945 unconsolidated apartment units for which capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.
(2)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(3)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 2,195 same store apartment units approximated $13,700 per apartment unit renovated.

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

The Company estimates that during 2018 it will spend approximately $2,800 per same store apartment unit or $200.0 million of total capital expenditures to real estate for same store properties.  During 2018, the Company expects to spend approximately $41.0 million for apartment unit renovation expenditures on approximately 3,000 same store apartment units at an average cost of approximately $13,700 per apartment unit renovated.  The anticipated total capital expenditures to real estate for same store properties represent approximately the same percentage of same store revenues, cost per unit and absolute dollar amounts as compared to 2017.  The Company plans to continue the elevated capital expenditures for investment in customer-facing building improvements (leasing offices, fitness centers, common areas, etc.) to enhance the quality of our properties and to protect our competitive position given the new luxury supply opening in many of our markets.  We also expect to maintain our elevated spending on sustainability projects and renovation expenditures during 2018.  The above assumptions are based on current expectations and are forward-looking.

During the nine months ended September 30, 2018, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $3.2 million.  The Company expects to fund approximately $1.8 million in total non-real estate capital additions for the remainder of 2018.  These anticipated fundings represent an increase over 2017, which is primarily driven by anticipated hardware and software upgrades to various existing systems during 2018.  The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2018.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the nine months and quarters ended September 30, 2018 and 2017:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2018	2017	2018	2017
Net income	$562,804	$498,297	$223,846	$144,196
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,939)	(2,354)	(750)	(801)
Preferred/preference distributions	(2,318)	(2,318)	(773)	(772)
Net income available to Common Shares and Units / Units	558,547	493,625	222,323	142,623
Adjustments:
Depreciation	583,869	542,964	194,618	184,100
Depreciation – Non-real estate additions	(3,397)	(3,808)	(1,137)	(1,228)
Depreciation – Partially Owned Properties	(2,837)	(2,500)	(904)	(834)
Depreciation – Unconsolidated Properties	3,447	3,430	1,150	1,145
Net (gain) loss on sales of unconsolidated entities – operating assets	—	(68)	—	—
Net (gain) loss on sales of real estate properties	(256,834)	(141,761)	(114,672)	(17,328)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	(284)	—	—	—
Impairment – operating assets	702	—	702	—
FFO available to Common Shares and Units / Units (1) (3) (4)	883,213	891,882	302,080	308,478
Adjustments:
Impairment – non-operating assets	—	—	—	—
Write-off of pursuit costs	3,125	2,329	1,059	783
Debt extinguishment and preferred share redemption (gains) losses	41,142	11,789	17,603	(613)
Non-operating asset (gains) losses	(255)	(19,355)	223	(405)
Other miscellaneous items	(2,608)	(4,195)	(1,138)	(3,405)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$924,617	$882,450	$319,827	$304,838

FFO (1) (3)	$885,531	$894,200	$302,853	$309,250
Preferred/preference distributions	(2,318)	(2,318)	(773)	(772)
FFO available to Common Shares and Units / Units (1) (3) (4)	$883,213	$891,882	$302,080	$308,478

Normalized FFO (2) (3)	$926,935	$884,768	$320,600	$305,610
Preferred/preference distributions	(2,318)	(2,318)	(773)	(772)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$924,617	$882,450	$319,827	$304,838

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

(2)	Normalized funds from operations (“Normalized FFO”) begins with FFO and excludes:
•	the impact of any expenses relating to non-operating asset impairment;
•	pursuit cost write-offs;
•	gains and losses from early debt extinguishment and preferred share redemptions;
•	gains and losses from non-operating assets; and
•	other miscellaneous items.

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

Effective as of September 30, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2018, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2018, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended September 30, 2018 - Equity Residential

During the quarter ended September 30, 2018, EQR issued 1,016 Common Shares in exchange for 1,016 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

Exhibit	Description	Location

10.1	Age 62 Retirement Agreement, dated September 4, 2018, by and between Equity Residential and David J. Neithercut.	Attached herein.

12	Computation of Ratio of Earnings to Combined Fixed Charges.	Attached herein.

31.1	Equity Residential – Certification of David J. Neithercut, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1

Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of the Company.

Attached herein.

32.2

Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Robert A. Garechana, Chief Financial Officer of the Company.

Attached herein.

32.3

ERP Operating Limited Partnership – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of David J. Neithercut, Chief Executive Officer of Registrant’s General Partner.

Attached herein.

32.4

ERP Operating Limited Partnership – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.

Attached herein.

101

XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statement of changes in equity (Equity Residential), (v) consolidated statement of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.

Attached herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	October 30, 2018	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2018	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	October 30, 2018	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2018	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)