Form 10-K
period 2018-12-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2019-02-21
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended DECEMBER 31, 2018

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

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Equity Residential:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

ERP Operating Limited Partnership:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☐

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

The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $23.1 billion based upon the closing price on June 30, 2018 of $63.69 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of whom may not be held to be affiliates upon judicial determination.

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 15, 2019 was 369,933,743.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information that will be contained in Equity Residential’s Proxy Statement relating to its 2019 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2018, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.  Equity Residential is the general partner and 96.4% owner of ERP Operating Limited Partnership.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2018 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of December 31, 2018 owned an approximate 96.4% ownership interest in, ERPOP.  The remaining 3.6% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business.  The management of EQR consists of the same members as the management of ERPOP.

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

The Company believes it is important to understand the few differences between EQR and ERPOP in the context of how EQR and ERPOP operate as a consolidated company.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR’s primary function is acting as the general partner of ERPOP.  EQR also issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, and guarantees certain debt of ERPOP, as disclosed in this report.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from equity offerings by EQR (which are contributed to the capital of ERPOP in exchange for additional partnership interests in ERPOP (“OP Units”) (on a one-for-one Common Share per OP Unit basis) or additional preference units in ERPOP (on a one-for-one preferred share per preference unit basis)), the Operating Partnership generates all remaining capital required by the Company’s business.  These sources include the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its revolving credit facility and/or commercial paper program, the issuance of secured and unsecured debt and partnership interests, and proceeds received from disposition of certain properties and joint venture interests.

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

This report also includes separate Part II, Item 9A, Controls and Procedures, sections and separate Exhibits 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

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

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

		PAGE
PART I.

Item 1.	Business	6

Item 1A.	Risk Factors	8

Item 1B.	Unresolved Staff Comments	27

Item 2.	Properties	27

Item 3.	Legal Proceedings	29

Item 4.	Mine Safety Disclosures	29

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	30

Item 6.	Selected Financial Data	30

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	52

Item 8.	Financial Statements and Supplementary Data	53

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53

Item 9A.	Controls and Procedures	53

Item 9B.	Other Information	54

PART III.

Item 10.	Trustees, Executive Officers and Corporate Governance	55

Item 11.	Executive Compensation	55

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence	55

Item 14.	Principal Accounting Fees and Services	55

PART IV.

Item 15.	Exhibits, Financial Statement Schedules	56

Item 16.	Form 10-K Summary	56

EX-21

EX-23.1

EX-23.2

EX-31.1

EX-31.2

EX-31.3

EX 31.4

EX-32.1

EX-32.2

EX-32.3

EX-32.4

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.  Business

General

Equity Residential (“EQR”) is an S&P 500 company focused on the acquisition, development and management of rental apartment properties located in urban and high-density suburban markets, a business that is conducted on its behalf by ERP Operating Limited Partnership (“ERPOP”).  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and ERPOP is an Illinois limited partnership formed in May 1993.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.

EQR is the general partner of, and as of December 31, 2018 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

 The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates regional property management offices in each of its markets.  As of December 31, 2018, the Company had approximately 2,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

Certain capitalized terms used herein are defined in the Notes to Consolidated Financial Statements.  See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Available Information

You may access our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments to any of those reports we file with the Securities and Exchange Commission (“SEC”) free of charge on our website, www.equityapartments.com.  These reports are made available on our website as soon as reasonably practicable after we file them with the SEC.  The information contained on our website, including any information referred to in this report as being available on our website, is not a part of or incorporated into this report.

Business Objectives and Operating and Investing Strategies

The Company invests in apartment communities located in strategically targeted markets with the goal of maximizing our risk adjusted total return (operating income plus capital appreciation) on invested capital.

We seek to maximize the income and capital appreciation of our properties by investing in markets that are characterized by conditions favorable to multifamily property operations and appreciation.  We are focused primarily on the urban and high-density suburban areas of Boston, New York, Washington D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco, Seattle and Denver.  These markets generally feature one or more of the following characteristics that allow us to increase rents:

•	High home ownership costs;
•	Strong economic growth as centers of the knowledge-based economy, leading to high wage job growth and household formation, which in turn leads to high demand for our apartments;
•	Urban and high-density suburban areas with an attractive quality of life leading to high resident demand and retention;
•	Favorable demographics contributing to a larger pool of target residents with a high propensity or greater preference to rent apartments; and
•	Higher barriers to entry where, because of land scarcity or government regulation, it is typically more difficult or costly to build new apartment properties, creating limits on new supply.

We believe our strategy also capitalizes on the increasing preference of renters of all ages to live in the urban core of cities or dense suburban locations near transit, entertainment and cultural amenities.  Millennials, the approximately 78 million people born between 1981 and 2000, are a prime apartment rental demographic.  We also expect this demographic to remain renters longer due to societal trends favoring delayed marriage and smaller family sizes.  Reports also show a growing trend among aging Baby Boomers, a demographic of more than 76 million people born between 1946 and 1964, toward apartment rentals.  We believe that both groups appreciate the locational values described above as well as the flexibility that rental apartments offer.

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

We use technology to engage our customers in the way that they want to be engaged.  Many of our residents utilize our web-based resident portal and app which allows them to sign and renew their leases, review their accounts and make payments, provide feedback and make service requests on-line or with mobile devices.

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

As part of its strategy, the Company purchases apartment properties at various stages of occupancy and completion and may acquire land parcels to hold and/or sell as well as options to buy more land in the future.  The Company may also seek to acquire properties by providing mezzanine financing/equity and/or purchasing defaulted or distressed debt that encumbers desirable properties.

Over the past several years, the Company has done an extensive repositioning of its portfolio into urban and highly walkable, close-in suburban assets.  Since 2005, the Company has sold approximately 200,000 apartment units primarily located in markets and submarkets it believes will have less attractive long-term returns for an aggregate sales price of approximately $24.6 billion, acquired approximately 71,000 apartment units primarily located in the urban and high-density suburban areas noted above for approximately $21.2 billion and began approximately $6.3 billion of development projects primarily located in the urban and high-density suburban areas noted above.  In 2018, the Company began to actively invest in rental properties in urban and high-density suburban areas of Denver, a market that shares many characteristics with the Company’s other markets.

We endeavor to provide a richly diverse work environment that employs the highest performers, cultivates the best ideas and creates the widest possible platform for success.  We are committed to elevating and supporting the core values of diversity and inclusion, “Total Well-Being” (which brings together physical, financial, career, social and community well-being into a cohesive whole), and environmental, social and governance (“ESG”), which includes sustainability and social responsibility, by actively engaging in these areas.  Each member of the executive team maintains an annual goal related to these core values, which is evaluated by the Company’s Board of Trustees.  Our goal is to create and sustain an inclusive environment where diversity will thrive, employees will want to work and residents will want to live.  We are committed to providing our employees with encouragement, guidance, time and resources to learn and apply the skills required to succeed in their jobs.  We provide many classroom and on-line training courses to assist our employees in interacting with prospects and residents as well as extensive training for our customer service specialists in maintaining our properties and improvements, equipment and appliances.  We actively promote from within and many senior corporate and property leaders have risen from entry level or junior positions.  We monitor our employees’ engagement by surveying them annually and find most employees say they are proud to work at the Company, value one another as colleagues, believe in our mission and values and feel their skills meet their job requirements.  The Company recently was honored with a Glassdoor Employees’ Choice Award, recognizing the Company as one of the 100 Best Places to Work in 2019 among all United States large companies, and was the highest rated real estate company in this survey.

We have a commitment to sustainability and consider the environmental impacts of our business activities.  Sustainability and social responsibility are key drivers of our focus on creating the best apartment communities for residents to live, work and play.  We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities.  With its high density, multifamily housing is, by its nature, an environmentally friendly property type.  Our recent acquisition and development activities have been primarily concentrated in pedestrian-friendly urban and close-in suburban locations near public transportation.  When developing and renovating our properties, we strive to reduce energy and water consumption by investing in energy saving technology while positively impacting the experience of our residents and the value of our assets.  We continue to implement a combination of irrigation, lighting, HVAC and renewable energy improvements at our properties that will reduce energy and water consumption.  For 2019, we continue to have an express company-wide goal for Total Well-Being, which includes enhanced ESG efforts.  Employees, including our executives, will have their performance against our various Total Well-Being goals evaluated as part of our annual performance review process.

The Company was named the 2018 Global Residential Listed Sector Leader in ESG by GRESB, a globally recognized analysis of the ESG indicators of more than 900 real estate portfolios worldwide.  The Company was also recently awarded the 2018 Residential Leader in the Light award for sustainability by the National Association of Real Estate Investment Trusts (“Nareit”).  This marks the fifth and third consecutive years, respectively, that the Company has received these prestigious awards.  For additional information regarding our ESG efforts, see our October 2018 Environmental, Social and Governance Report at our website, www.equityapartments.com.  This report was reviewed and approved by the Corporate Governance Committee of our Board of Trustees, which monitors the Company’s ongoing ESG efforts.  We have recently enhanced our ESG disclosure efforts, including auditing the results outlined in the above report.  In addition, the Company recently issued $400.0 million of ten-year 4.15% unsecured notes.  These notes were issued as "green" bonds and as a result, the Company will allocate an amount equal to the net proceeds to one or more eligible green/sustainable projects.  This was the first "green" bond issuance from an apartment REIT.

  Please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s Results of Operations and Liquidity.

Starwood Transaction

The Company executed an agreement with controlled affiliates of Starwood Capital Group (“Starwood”) on October 23, 2015 to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion (the “Starwood Transaction” or “Starwood Portfolio”).  On January 26 and 27, 2016, the Company closed on the sale of the entire portfolio described above.  The sale of the Starwood Portfolio, combined with the other 2016 dispositions, at that time resulted in the Company’s exit from the South Florida, Denver (primarily suburban portfolio) and New England (excluding Boston) markets and substantially completed the Company’s portfolio transformation which started over ten years ago.

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

Competition

All of the Company’s properties are located in developed areas that include other multifamily properties.  The number of competitive multifamily properties in a particular area could have a material effect on the Company’s ability to lease apartment units at its properties and on the rents charged.  The Company may be competing with other entities that have greater resources than the Company and whose managers have more experience than the Company’s managers.  In addition, other forms of rental properties and single family housing provide housing alternatives to potential residents of multifamily properties.  See Item 1A, Risk Factors, for additional information with respect to competition.

Environmental Considerations

See Item 1A, Risk Factors, for information concerning the potential effects of environmental regulations on our operations.

Item 1A. Risk Factors

General

This Item 1A includes forward-looking statements.  You should refer to our discussion of the qualifications and limitations on forward-looking statements included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

General

Numerous factors may adversely affect the economic performance and value of our properties and the ability to realize that value.  These factors include changes in the global, national, regional and local political and economic climates, local conditions such as an oversupply of multifamily properties or a reduction in demand for our multifamily properties, the attractiveness of our properties to residents, competition from other multifamily properties and single family homes (both as rentals and owned housing) and changes in market rental rates.  Additionally, our business and the value of our properties can be negatively impacted by the failure of governments to invest in infrastructure or the possibility of poor/declining fiscal health of the governments where we do business.

Our performance also depends on our ability to collect rent from residents and to pay for adequate maintenance, insurance and other operating costs, including real estate taxes, all of which could increase over time.  Besides utilities, we are generally not able to pass through to our residents under existing leases any other operating expenses, including real estate taxes and on-site payroll.  These operating expenses could rise faster than our revenues causing our income to decline.  In circumstances where we buy or sell properties, including large portfolios of properties, overhead (property management expense and general and administrative expense) may not increase/decrease proportionally with the associated changes in revenue.  Costs of labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated.  Also, the expenses of owning and operating a property are not necessarily reduced when circumstances such as market factors and competition cause a reduction in income from the property.

We may be unable to renew leases or relet units as leases expire.

When our residents decide to leave our apartments, we may not be able to relet their apartment units.  Even if the residents do renew or we can relet the apartment units, the terms of renewal or reletting may be less favorable than current lease terms.  If we are unable to promptly renew the leases or relet the apartment units, or if the rental rates upon renewal or reletting are significantly lower than expected rates, then our results of operations and financial condition will be adversely affected.  If residents do not experience increases in their income, we may be unable to increase rent and/or delinquencies may increase.  Occupancy levels and market rents may be adversely affected by national and local political, economic and market conditions including, without limitation, new construction and excess inventory of multifamily and owned housing/condominiums, increasing portions of owned housing/condominium stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences, governmental regulations including rent control or rent stabilization laws and regulations and the potential for geopolitical instability, all of which are beyond our control.  Finally, government policies, many of which may encourage home ownership, can increase competition, possibly limiting our ability to raise rents in our markets and lowering the value of our properties.  Consequently, our cash flow and ability to service debt and make distributions to security holders could be reduced.

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

Concentration of properties in our primarily urban and high-density suburban markets could have an adverse effect on our operations if a particular market is adversely affected by economic or other conditions.

The Company is highly concentrated in its primarily urban and high-density suburban markets.  If any one or more of these markets is adversely affected by local or regional economic conditions (such as business layoffs, industry slowdowns, changing demographics and other factors), local real estate conditions (such as oversupply of or reduced demand for multifamily properties), increases in real estate and other taxes, rent control or stabilization laws or localized environmental issues or natural disasters, such conditions may have an increased adverse impact on our results of operations than if our portfolio were more geographically diverse.

Because real estate investments are illiquid, we may not be able to sell properties when appropriate.

Real estate investments generally cannot be sold quickly.  We may not be able to reconfigure our portfolio promptly in response to economic or other conditions.  We may be unable to consummate such dispositions in a timely manner, on attractive terms, or at all.  In some cases, we may also determine that we will not recover the carrying amount of the property upon disposition (which could also lead to an impairment charge).  This inability to reallocate our capital promptly could adversely affect our financial condition and ability to make distributions to our security holders.

New acquisitions, development projects and/or renovations may fail to perform as expected and competition for acquisitions may result in increased prices for properties that we would like to acquire.

We intend to actively acquire, develop and renovate multifamily operating properties as market conditions dictate.  We may also acquire multifamily properties that are unoccupied or in the early stages of lease-up.  We may be unable to lease these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rental rates as well as higher than expected concessions or higher than expected operating expenses.  We may not be able to achieve rents that are consistent with expectations for acquired, developed or renovated properties.  We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position, to complete a development property or to complete a renovation.  Additionally, we expect that other real estate investors with capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts.  This competition (or lack thereof) may increase (or depress) prices for multifamily properties.  We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.  We have acquired in the past and intend to continue to pursue the acquisition of properties, including large portfolios of properties, that could increase our size and result in alterations to our capital structure.  The total number of apartment units under development, costs of labor and construction materials and estimated completion dates are subject to uncertainties arising from changing economic conditions, competition, tariffs and other trade disruptions and local government regulation.

Development and construction risks could affect our profitability.

We intend to continue to develop multifamily properties.  These activities can include long planning and entitlement timelines and can involve complex and costly activities, including significant environmental remediation or construction work in our markets.  We may experience an increase in costs associated with trade disruptions and tariffs.  We may abandon opportunities (including land that we have optioned for purchase) that we have already begun to explore for a number of reasons, including changes in local market conditions or increases in construction or financing costs, and, as a result, we may fail to recover expenses or option payments already incurred in exploring those opportunities.  The occupancy rates and rents at a property may fail to meet our original expectations for a number of reasons, including changes in market and economic conditions beyond our control and the development by competitors of competing properties.  We may be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations, which could result in increased costs or the delay or abandonment of opportunities and impairment charges.

We face certain risks related to our retail and commercial space.

The retail/commercial space (including parking garages) at our properties primarily serves as an additional amenity for our residents and neighbors.  The long-term nature of our retail/commercial leases (generally five to ten years with market based renewal options) and the characteristics of many of our retail/commercial tenants (generally small, local businesses) may subject us to certain risks.  We may not be able to lease new space for rents that are consistent with our projections or for market rates.  Also, when leases for our existing retail/commercial space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms.  Our properties compete with other properties with retail/commercial space.  The presence of competitive alternatives may affect our ability to lease space and the level of rents we can obtain.  If our retail/commercial tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions in order to continue operations or cease their operations which could adversely impact our results of operations and financial condition.  The revenues from our retail/commercial space represent approximately 4.0% of our total rental income.

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

We may not have sufficient cash flows from operations after capital expenditures to cover our distributions.

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

Changes in U.S. accounting standards may materially and adversely affect the reporting of our operations.

The Company follows accounting principles generally accepted in the United States (“GAAP”).  GAAP is established by the Financial Accounting Standards Board (“FASB”), an independent body whose standards are recognized by the SEC as authoritative for publicly held companies.  The FASB and the SEC create and interpret accounting standards and may issue new accounting pronouncements or change the interpretation and application of these standards that govern the preparation of our financial statements.  These changes could have a material impact on our reported consolidated results of operations and financial position.

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

A cyber incident is an intentional attack or an unintentional event that can include gaining unauthorized access to systems to disrupt payment collections and operations, corrupt data or steal confidential information, including information regarding our residents, prospective residents, employees and employees’ dependents.

Despite system redundancy, the implementation of security measures, required employee awareness training and the existence of a disaster recovery plan for our internal information technology systems, our systems and systems maintained by third party vendors with which we do business are vulnerable to damage from any number of sources.  We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, phishing attempts or other scams, persons inside our organization or persons/vendors with access to our systems and other significant disruptions of our information technology networks and related systems, including property infrastructure.  Our information technology networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations.  Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.  Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

We collect and hold personally identifiable information of our residents and prospective residents in connection with our leasing activities, and we collect and hold personally identifiable information of our employees and their dependents.  In addition, we engage third party service providers that may have access to such personally identifiable information in connection with providing necessary information technology and security and other business services to us.  Our third party service providers may contain defects in design or other problems that could unexpectedly compromise personally indentifiable information.  Although we make efforts to maintain the security and integrity of these types of information technology networks and related systems and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

We address potential breaches or disclosure of this confidential personally identifiable information by implementing a variety of security measures intended to protect the confidentiality and security of this information including (among others):  (a) engaging reputable, recognized firms to help us design and maintain our information technology and data security systems; (b) conducting periodic testing and verification of information and data security systems, including performing ethical hacks of our systems to discover where any vulnerabilities may exist; and (c) providing periodic employee awareness training around phishing and other scams, malware and other cyber risks.  We also maintain cyber liability insurance to provide some coverage for certain risks arising out of data and network breaches (see further discussion on cyber liability insurance below).  However, there can be no assurance that these measures will prevent a cyber incident or that our cyber liability insurance coverage will be sufficient in the event of a cyber incident.

A breach or significant and extended disruption in the function of our systems, including our primary website, could damage our reputation and cause us to lose residents and revenues, generate third party claims, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personally identifiable and confidential information and require us to incur significant expenses (such as remediation costs, litigation and legal costs, and additional cybersecurity protection costs) to address and remediate or otherwise resolve these kinds of issues.  We may not be able to recover these expenses in whole or in any part from our service providers, our insurers or any other responsible parties.  As a result, there can be no assurance that our financial results would not be adversely impacted.

Litigation risk could affect our business.

We may become involved in legal proceedings, including but not limited to, proceedings related to consumer, shareholder, securities, employment, environmental, development, condominium conversion, tort, eviction and commercial legal issues (any of which could result in a class action lawsuit) that, if decided adversely to or settled by us, could result in liability material to our financial condition or results of operations.  Additionally, we may incur liability if our properties are not constructed and operated in compliance with the accessibility provisions of the Americans with Disabilities Act, the Fair Housing Act or other federal, state or local requirements.  Noncompliance could result in fines, subject us to lawsuits and require us to remediate or repair the noncompliance.

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

We are aware that some of our properties have pre-existing building materials, such as lead paint or asbestos, and have implemented an operations and maintenance program at each of those properties.  While we do not currently anticipate that we will incur any material liabilities as a result of these pre-existing building materials, there can be no assurance that we will not incur such liabilities in the future.

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

The Company’s property insurance, general liability and workers compensation insurance policies provide coverage with substantial per occurrence deductibles and/or self-insured retentions.  The Company typically self-insures a substantial portion of insurance losses in excess of the base deductibles.  In addition, earthquake losses have substantial deductibles which are applied to the values of the buildings involved in the loss.  While the Company has previously purchased additional insurance coverage in the event it suffers multiple non-catastrophic occurrences within the same policy year, these substantial deductible and self-insured retention amounts do expose the Company to greater potential for uninsured losses and this additional coverage may not be available or commercially reasonable in the future.  The Company also has become more susceptible to large losses as it has transformed its portfolio, becoming more concentrated in fewer, more valuable assets over a smaller geographical footprint.

The Company has terrorism insurance coverage which excludes losses from nuclear, biological and chemical attacks.  In the event of a terrorist attack impacting one or more of our properties, we could lose the revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses.

The Company also has a cyber liability insurance policy which provides a policy aggregate limit and a per occurrence deductible.  Cyber liability insurance generally covers costs associated with the wrongful release, through inadvertent breach or network attack, of personally identifiable information such as social security or credit card numbers.   This cyber policy would cover costs such as victim notification, credit monitoring and other crisis response expenses.

The Company relies on third party insurance providers for its property, general liability and workers compensation insurance.  While there has yet to be any non-performance by these major insurance providers, should any of them experience liquidity issues or other financial distress, it could negatively impact the Company.  In addition, the Company annually assesses its insurance needs based on the cost of coverage and other factors.  We may choose to self-insure a greater portion of this risk in the future or may choose to have higher deductibles or lesser policy terms.

Damage from catastrophic weather and other natural events and climate change could result in losses to the Company.

Certain of our properties are located in areas that may experience catastrophic weather and other natural events from time to time, including fires, snow or ice storms, windstorms or hurricanes, earthquakes, flooding or other severe weather.  These adverse weather and natural events could cause substantial damages or losses to our properties which could exceed our insurance coverage and may result in a decrease in demand for properties located in these areas or affected by these conditions.  Furthermore, the potential impact of climate change, increased severe weather or earthquakes could cause a significant increase in insurance premiums and deductibles, or a decrease in the availability of coverage, either of which could expose the Company to even greater uninsured losses which may adversely affect our financial condition or results of operations.

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

In addition, changes in government legislation and regulation on climate change could result in increased capital expenditures to improve the energy efficiency of our existing properties and could also require us to spend more on our development properties without a corresponding increase in revenues.

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

Debt financing could adversely affect our performance.

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

The mortgages on our properties may contain customary negative covenants that, among other things, limit our ability, without the prior consent of the lender, to further mortgage the property and to reduce or change insurance coverage.  In addition, our unsecured revolving credit facility contains certain restrictions, requirements and other limitations on our ability to incur debt.  The indentures under which a substantial portion of our unsecured debt was issued also contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios, as well as limitations on our ability to incur secured and unsecured debt (including acquisition financing), and to sell all or substantially all of our assets.  Our revolving credit facility and indentures are cross-defaulted and also contain cross default provisions with other material debt.  While the Company believes it was in compliance with its unsecured public debt covenants for both the years ended December 31, 2018 and 2017, should it fall out of compliance, it would likely have a negative impact on our financial condition and results of operations.

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

The phase-out of LIBOR and transition to SOFR as a benchmark interest rate could have adverse effects.

In 2018, the Alternative Reference Rate Committee identified the Secured Overnight Financing Rate (“SOFR”) as the alternative to LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities, published by the Federal Reserve Bank of New York.  By the end of 2021, it is expected that no new contracts will reference LIBOR and will instead use SOFR. Due to the broad use of LIBOR as a reference rate, all financial market participants, including the Company, are impacted by the risks associated with this transition and therefore it could adversely affect our operations and cash flows.

We depend on our key personnel.

We depend on the efforts of our trustees and executive officers.  If one or more of them resign or otherwise cease to be employed by us, our business and results of operations and financial condition could be adversely affected.

Shareholders’ ability to effect changes in control of the Company is limited.

Provisions of our Declaration of Trust and Bylaws could inhibit changes in control.

Certain provisions of our Declaration of Trust and Bylaws may delay or prevent a change in control of the Company or other transactions that could provide the security holders with a premium over the then-prevailing market price of their securities or which might otherwise be in the best interest of our security holders.  This includes the Ownership Limit described below.  While our existing preferred shares/preference units do not have these provisions, any future series of preferred shares/preference units may have certain voting provisions that could delay or prevent a change in control or other transactions that might otherwise be in the interest of our security holders.  Our Bylaws require certain information to be provided by any security holder, or persons acting in concert with such security holder, who proposes business or a nominee at an annual meeting of shareholders, including disclosure of information related to hedging activities and investment strategies with respect to our securities.  These requirements could delay or prevent a change in control or other transactions that might otherwise be in the interest of our security holders.

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

Certain provisions of Maryland law applicable to REITs prohibit “business combinations” (including certain issuances of equity securities) with any person who beneficially owns ten percent or more of the voting power of outstanding securities, or with an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the Company’s outstanding voting securities (an “Interested Shareholder”), or with an affiliate of an Interested Shareholder.  These prohibitions last for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder.  After the five-year period, a business combination with an Interested Shareholder must be approved by two super-majority shareholder votes unless, among other conditions, holders of common shares receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its common shares.  As permitted by Maryland law, however, the Board of Trustees of the Company has opted out of these restrictions with respect to any business combination involving Mr. Zell and certain of his affiliates and persons acting in concert with them.  Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving us and/or any of them.  Such business combinations may not be in the best interest of our security holders.

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

Even a technical or inadvertent mistake could jeopardize our REIT status; however, the REIT qualification rules permit REITs in certain circumstances to pay a monetary penalty for inadvertent mistakes rather than lose REIT status.  There is also risk that Congress and the Internal Revenue Service (“IRS”) might make changes to the tax laws and regulations, and the courts might issue new rulings that make it more difficult, or impossible, for us to remain qualified as a REIT.  We do not believe, however, that any pending or proposed tax law changes would jeopardize our REIT status.

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

The Tax Act is complex and remains subject to interpretations.

On December 22, 2017, the President signed into law H.R. 1, commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”), with most provisions having an initial effective date of January 1, 2018.  The Tax Act made significant changes to the Internal Revenue Code, as amended (the “Code”).  Changes made by the Tax Act that may affect the taxation of REITs and their security holders include, among other things: (a) permanent reduction in corporate tax rates and elimination of the corporate alternative minimum tax; (b) temporary reduction in individual tax rates; (c) enactment of a deduction of up to 20% of certain pass-through business income and REIT dividends (excluding capital gain and qualified dividends) received by individuals, estates and trusts; and (d) limitation of the net operating loss deduction to 80% of REIT taxable income (determined without regard to the dividends paid deduction).  In addition, the Tax Act generally limits the deduction for net business interest expense in excess of 30% of a business’s adjusted taxable income except for taxpayers engaged in certain real estate businesses (including equity REITs) that elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods).

As of December 31, 2018, the Tax Act did not have a material impact on our REIT or subsidiary entities, the size and character of our dividends, our ability to continue to qualify as a REIT or on our results of operations.  In addition, the Tax Act is expected to have a favorable impact on the effective tax rate of our shareholders and our residents.  However, the complete impact of the Tax Act remains unclear and there can be no assurances that it will have a neutral or favorable impact.  Technical corrections or other amendments to the Tax Act as well as interpretations and implementing regulations by the IRS and the U.S. Department of the Treasury that may prospectively or retroactively modify tax treatment may be forthcoming at any time.  Prospective and current shareholders should consult with their tax advisors with respect to the effect of the Tax Act and any other regulatory or administrative developments and proposals and their potential effect on your investment.

We could be disqualified as a REIT or have to pay taxes if our merger partners did not qualify as REITs.

If any of our prior merger partners had failed to qualify as a REIT throughout the duration of their existence, then they might have had undistributed “Subchapter C corporation earnings and profits” at the time of the merger with us.  If that were the case and we did not distribute those earnings and profits prior to the end of the year in which the merger took place, we might not qualify as a REIT.  We believe, based in part upon opinions of legal counsel received pursuant to the terms of our merger agreements as well as our own investigations, among other things, that each of our prior merger partners qualified as a REIT and that, in any event, none of them had any undistributed “Subchapter C corporation earnings and profits” at the time of their merger with us.  If any of our prior merger partners failed to qualify as a REIT, an additional concern would be that they could have been required to recognize taxable gain at the time they merged with us.  We would be liable for the tax on such gain.  We also could have to pay corporate income tax on any gain existing at the time of the applicable merger on assets acquired in the merger if the assets are disposed of within ten years of the merger.

Compliance with REIT distribution requirements may affect our financial condition and our shareholders’ liquidity.

Distribution requirements may limit our flexibility to manage our portfolio.

In order to maintain qualification as a REIT under the Code, the REIT must annually distribute to its shareholders at least 90% of its REIT taxable income, excluding the dividends paid deduction and net capital gains. We may not have sufficient cash or other liquid assets to meet the 90% distribution requirement. We may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received.  We may incur a reduction in tax depreciation without a reduction in capital expenditures.  Provisions of the Tax Act may require that we depreciate existing assets over a longer useful life, which may substantially increase our taxable income.  In addition, gain from the sale of property may exceed the amount of cash received on a leverage-neutral basis.  A substantial increase to our taxable income may reduce the flexibility of the Company to manage its portfolio through dispositions of properties in non-1031 exchange transactions or cause the Company to borrow funds or liquidate investments on adverse terms in order to meet these distribution requirements. If we fail to satisfy the 90% distribution requirement, we would cease to be taxed as a REIT, resulting in substantial tax-related liabilities.

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

The IRS has published several rulings that allow REITs to offer shareholders the choice of stock or cash with respect to the receipt of a dividend (an “elective stock dividend”).  However, REITs are also permitted to limit the amount of cash paid to all shareholders to 20% of the total dividend paid.  Therefore, it is possible that the total tax burden to shareholders resulting from an elective stock dividend may exceed the amount of cash received by the shareholder.

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

The information in this section is based on the current Code, current, temporary and proposed Treasury regulations, the legislative history of the Code, current administrative interpretations and practices of the IRS, including its practices and policies as set forth in private letter rulings, which are not binding on the IRS, and existing court decisions.  Future legislation, regulations, administrative interpretations and court decisions could change current law or adversely affect existing interpretations of current law.  Any change could apply retroactively.  Thus, it is possible that the IRS could challenge the statements in this discussion, which do not bind the IRS or the courts, and that a court could agree with the IRS.

Our taxation

We elected REIT status beginning with the tax year that ended December 31, 1992.  In any year in which we qualify as a REIT, we generally will not be subject to federal income tax on the portion of our REIT taxable income or capital gain that we distribute to our shareholders.  This treatment substantially eliminates the double taxation that applies to most corporations, which pay a tax on their income and then distribute dividends to shareholders who are in turn taxed on the amount they receive.  We elected taxable REIT subsidiary (“TRS”) status for certain of our corporate subsidiaries engaged in activities which cannot be performed directly by a REIT, such as condominium conversion and sale activities.  As a result, we will be subject to federal income tax on the taxable income generated by these activities in our TRSs.

Our qualification and taxation as a REIT depends on our ability to satisfy various requirements under highly technical and complex provisions of the Code. These requirements must be satisfied on a continuing basis through actual annual operating and other results.  Accordingly, there can be no assurance that we will be able to continue to operate in a manner so as to remain qualified as a REIT.

Failure to qualify as a REIT and/or failure to meet certain REIT requirements would result in the following adverse tax consequences:

•

We will be subject to federal income tax at regular corporate rates upon our REIT taxable income or capital gains that we do not distribute to our shareholders.  In addition, we will be subject to a 4% excise tax if we do not satisfy specific REIT distribution requirements;

•	For tax years prior to January 1, 2018, we could also be subject to the “alternative minimum tax” on our items of tax preference;
•

Any net income from “prohibited transactions” (i.e., dispositions of property, other than property held by a TRS, held primarily for sale to customers in the ordinary course of business) will be subject to a 100% tax;

•	We could also be subject to a 100% penalty tax on certain payments received from or on certain expenses deducted by a TRS if any such transaction is not respected by the IRS;
•

If we fail to satisfy the 75% gross income test or the 95% gross income test (described below) but have maintained our qualification as a REIT because we satisfied certain other requirements, we will still generally be subject to a 100% penalty tax on the taxable income attributable to the gross income that caused the income test failure;

•

If we fail to satisfy any of the REIT asset tests (described below) by more than a de minimis amount, due to reasonable cause, and we nonetheless maintain our REIT qualification because of specified cure provisions, we will be required to pay a tax equal to the greater of $50,000 or the highest marginal corporate tax rate multiplied by the net income generated by the non-qualifying assets;

•

If we fail to satisfy any provision of the Code that would result in our failure to qualify as a REIT (other than a violation of the REIT gross income or asset tests described below) and the violation is due to reasonable cause, we may retain our REIT qualification but we will be required to pay a penalty of $50,000 for each such failure; and

•	We may be subject to taxes in certain situations and on certain transactions that we do not presently contemplate.

We believe that we have qualified as a REIT for all of our taxable years beginning with 1992.  We also believe that our current structure and method of operation is such that we will continue to qualify as a REIT.  However, given the complexity of the REIT qualification requirements, we cannot provide any assurance that the actual results of our operations have satisfied or will satisfy the requirements under the Code for a particular year.

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

Ownership of Taxable REIT Subsidiaries by Us.  The Code provides that REITs may own greater than ten percent of the voting power and value of the securities of a TRS, provided that the aggregate value of all of the TRS securities held by the REIT does not exceed 20% of the REIT’s total asset value.  TRSs are corporations subject to tax as a regular “C” corporation that have elected, jointly with a REIT, to be a TRS.  Generally, a TRS may own assets that cannot otherwise be owned by a REIT and can perform impermissible tenant services (discussed below), which would otherwise taint our rental income under the REIT income tests.  However, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, the REIT will be obligated to pay a 100% penalty tax on some payments that we receive or on certain expenses deducted by our TRSs if the economic arrangements between us, our tenants and the TRS are not comparable to similar arrangements among unrelated parties.  A TRS may also receive income from prohibited transactions without incurring the 100% federal income tax liability imposed on REITs.  Income from prohibited transactions may include the purchase and sale of land, the purchase and sale of completed development properties and the sale of condominium units.

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

Share Ownership Test and Organizational Requirement.  In order to qualify as a REIT, our shares must be held by a minimum of 100 persons for at least 335 days of a taxable year that is 12 months, or during a proportionate part of a taxable year of less than 12 months.  Also, not more than 50% in value of our shares may be owned directly or indirectly by applying certain constructive ownership rules, by five or fewer individuals during the last half of each taxable year.  In addition, we must meet certain other organizational requirements, including, but not limited to, that (i) the beneficial ownership in us is evidenced by transferable shares and (ii) we are managed by one or more trustees.  We believe that we have satisfied all of these tests and all other organizational requirements and that we will continue to do so in the future.  In order to ensure compliance with the 100 person test and the 50% share ownership test discussed above, we have placed certain restrictions on the transfer of our shares that are intended to prevent further concentration of share ownership.  However, such restrictions may not prevent us from failing these requirements, and thereby failing to qualify as a REIT.

Gross Income Tests.  To qualify as a REIT, we must satisfy two gross income tests:

(1)

At least 75% of our gross income for each taxable year must generally be derived directly or indirectly from rents from real property, interest on obligations secured by mortgages on real property or on interests in real property, gain from the sale or other disposition of non-dealer real property and shares of REIT stock, dividends paid by another REIT and from some types of temporary investments (excluding certain hedging income); and

(2)

At least 95% of our gross income for each taxable year must generally be derived from sources qualifying under the 75% test described in (1) above, non-REIT dividends, non-real estate mortgage interest and gain from the sale or disposition of non-REIT stock or securities (excluding certain hedging income).

To qualify as rents from real property for the purpose of satisfying the gross income tests, rental payments must generally be received from unrelated persons and not be based on the net income of the resident.  Also, the rent attributable to personal property must not exceed 15% of the total rent.  We may generally provide services to residents without “tainting” our rental income only if such services are “usually or customarily rendered” in connection with the rental of real property and not otherwise considered “impermissible services”.  If such services are impermissible, then we may generally provide them only if they are considered de minimis in amount, or are provided through an independent contractor from whom we derive no revenue and that meets other requirements, or through a TRS.  We believe that services provided to residents by us do not generally result in substantial impermissible tenant services income, and will not, when considered together with all of our gross receipts, cause us to fail to satisfy the REIT gross income tests.  However, we cannot provide any assurance that the IRS will agree with these positions.

If we fail to satisfy one or both of the gross income tests for any taxable year, we may nevertheless qualify as a REIT for the year if we are entitled to relief under certain provisions of the Code.  In this case, a penalty tax would still be applicable as discussed above.  Generally, it is not possible to state whether in all circumstances we would be entitled to the benefit of these relief provisions and in the event these relief provisions do not apply, we will not qualify as a REIT.

Asset Tests.  In general, on the last day of each quarter of our taxable year, we must satisfy five tests relating to the nature of our assets:

(1)	At least 75% of the value of our total assets must consist of real estate assets (which include for this purpose shares in other REITs) and certain cash related items;
(2)	Not more than 25% of the value of our total assets may consist of securities other than those in the 75% asset class;
(3)

Except for securities included in item (1) above, equity investments in other REITs, qualified REIT subsidiaries (i.e., corporations owned 100% by a REIT that are not TRSs or REITs), or taxable REIT subsidiaries: (a) the value of any one issuer’s securities owned by us may not exceed 5% of the value of our total assets and (b) we may not own securities representing more than 10% of the voting power or value of the outstanding securities of any one issuer;

(4)	Not more than 20% of the value of our total assets may consist of securities of one or more taxable REIT subsidiaries; and
(5)	Not more than 25% of the value of our total assets may be represented by nonqualified publicly offered REIT debt instruments.

The 10% value test described in clause (3)(b) above does not apply to nonqualified publicly offered REIT debt instruments or to certain securities that fall within a safe harbor under the Code.  Under the safe harbor, the following are not considered “securities” held by us for purposes of this 10% value test: (i) straight debt securities, (ii) any loan of an individual or an estate, (iii) certain rental agreements for the use of tangible property, (iv) any obligation to pay rents from real property, (v) any security issued by a state or any political subdivision thereof, foreign government or Puerto Rico only if the determination of any payment under such security is not based on the profits of another entity or payments on any obligation issued by such other entity, or (vi) any security issued by a REIT.  The timing and payment of interest or principal on a security qualifying as straight debt may be subject to a contingency provided that (A) such contingency does not change the effective yield to maturity, not considering a de minimis change which does not exceed the greater of ¼ of 1% or 5% of the annual yield to maturity or we own $1,000,000 or less of the aggregate issue price or value of the particular issuer’s debt and not more than 12 months of unaccrued interest can be required to be prepaid or (B) the contingency is consistent with commercial practice and the contingency is effective upon a default or the exercise of a prepayment right by the issuer of the debt.  If we hold indebtedness from any issuer, including a REIT, the indebtedness will be subject to, and may cause a violation of, the asset tests, unless it is a qualifying real estate asset or otherwise satisfies the above safe harbor.  We currently own equity interests in certain entities that have elected to be taxed as REITs for federal income tax purposes and are not publicly traded.  If any such entity were to fail to qualify as a REIT, we would not meet the 10% voting stock limitation and the 10% value limitation and we would, unless certain relief provisions applied, fail to qualify as a REIT.  We believe that we and each of the REITs we own an interest in have and will comply with the foregoing asset tests for REIT qualification.  However, we cannot provide any assurance that the IRS will agree with our determinations.

If we fail to satisfy the 5% or 10% asset tests described above after a 30-day cure period provided in the Code, we will be deemed to have met such tests if the value of our non-qualifying assets is de minimis (i.e., does not exceed the lesser of 1% of the total value of our assets at the end of the applicable quarter or $10,000,000) and we dispose of the non-qualifying assets within six months after the last day of the quarter in which the failure to satisfy the asset tests is discovered.  For violations due to reasonable cause and not willful neglect that are in excess of the de minimis exception described above, we may avoid disqualification as a REIT under any of the asset tests, after the 30-day cure period, by disposing of sufficient assets to meet the asset test within such six month period, paying a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying assets and disclosing certain information to the IRS.  If we cannot avail ourselves of these relief provisions, or if we fail to timely cure any noncompliance with the asset tests, we would cease to qualify as a REIT.

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

Ownership of Partnership Interests By Us.  As a result of our ownership of the Operating Partnership, we will be considered to own and derive our proportionate share of the assets and items of income of the Operating Partnership, respectively, for purposes of the REIT asset and income tests, including its share of assets and items of income of any subsidiaries that are partnerships or limited liability companies. Consequently, the Operating Partnership’s assets and operations may affect our ability to qualify as a REIT.

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

Taxation of domestic shareholders subject to U.S. tax

General.  If we qualify as a REIT, distributions made to our taxable domestic shareholders with respect to their common shares, other than capital gain distributions and distributions attributable to TRSs, will be treated as ordinary income to the extent that the distributions come out of earnings and profits.  These distributions will not be eligible for the dividends received deduction for shareholders that are corporations nor will they constitute “qualified dividend income” under the Code, meaning that such dividends will be taxed at marginal rates applicable to ordinary income rather than the special capital gain rates currently applicable to qualified dividend income distributed to shareholders who satisfy applicable holding period requirements.  In determining whether distributions are out of earnings and profits, we will allocate our earnings and profits first to preferred shares and second to the common shares.  The portion of ordinary dividends which represent ordinary dividends we receive from a TRS, will be designated as “qualified dividend income” to REIT shareholders.  These qualified dividends are eligible for preferential tax rates if paid to our non-corporate shareholders.

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

Dividends declared by a REIT in October, November, or December, with a record date in such month, are deemed to have been paid by the REIT and received by its shareholders on December 31 of that year, so long as the dividends are actually paid during January of the following year.  However, this treatment only applies to the extent of the REIT’s earnings and profits existing on December 31.  To the extent the shareholder distributions paid in January exceed available earnings and profits as of December 31, the excess will be treated as a distribution taxable to shareholders in the year paid.  As such, for tax reporting purposes, January distributions paid to our shareholders may be split between two tax years.

A REIT may make an election under the Code to treat certain dividends that are paid in a taxable year, as being made by the REIT in the previous taxable year.  A shareholder is required to include the amount of the dividend in the taxable year that it is paid by the REIT.

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

If, for any taxable year, we elect to designate as capital gain dividends any portion of the dividends paid or made available for the year to holders of all classes of shares, then the portion of the capital gains dividends that will be allocable to the holders of common shares will be the total capital gain dividends multiplied by a fraction.  The numerator of the fraction will be the total dividends paid or made available to the holders of the common shares for the year.  The denominator of the fraction will be the total dividends paid or made available to holders of all classes of shares.

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

However, for tax-exempt shareholders that are social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts, and qualified group legal services plans, income from owning or selling common shares will constitute UBTI unless the organization is able to properly deduct amounts set aside or placed in reserve so as to offset the income generated by its investment in common shares.  These shareholders should consult their own tax advisors concerning these set aside and reserve requirements which are set forth in the Code.  In addition, certain provisions of the Tax Act may impact a tax-exempt shareholder’s calculation of UBTI.  These shareholders should consult their own tax advisors concerning the impact of the Tax Act and their federal income tax obligations.

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

Exception to FIRPTA Withholding for Qualified Foreign Pension Funds.  For distributions or dispositions of REIT stock after December 18, 2015, “qualified foreign pension funds” and entities that are wholly owned by a qualified foreign pension fund are exempted from FIRPTA withholding.  For these purposes, a “qualified foreign pension fund” is any trust, corporation, or other organization or arrangement if (i) it was created or organized under foreign law, (ii) it was established to provide retirement or pension benefits to participants or beneficiaries that are current or former employees (or persons designated by such employees) of one or more employers in consideration for services rendered, (iii) it does not have a single participant or beneficiary with a right to more than 5% of its assets or income, (iv) it is subject to government regulation and provides annual information reporting about its beneficiaries to the relevant tax authorities in the country in which it is established or operates, and (v) under the laws of the country in which it is established or operates, either contributions to such fund which would otherwise be subject to tax under such laws are deductible or excluded from the gross income of such fund or taxed at a reduced rate, or taxation of any investment income of such fund is deferred or such income is taxed at a reduced rate.

Information reporting requirement and backup withholding

We will report to our domestic shareholders and the IRS the amount of distributions paid during each calendar year and the amount of tax withheld, if any.  Under certain circumstances, domestic shareholders may be subject to backup withholding.  Backup withholding will apply only if such domestic shareholder fails to furnish certain information to us or the IRS.  Backup withholding will not apply with respect to payments made to certain exempt recipients, such as corporations and tax-exempt organizations.  Domestic shareholders should consult their own tax advisors regarding their qualification for exemption from backup withholding and the procedure for obtaining such an exemption.  The amount of any backup withholding with respect to a payment to a domestic shareholder will be allowed as a credit against such person’s United States federal income tax liability and may entitle such person to a refund, provided that the required information is timely furnished to the IRS.

Withholding on foreign financial institutions and non-U.S. shareholders

The Foreign Account Tax Compliance Act (“FATCA”) imposes a U.S. withholding tax at a 30% rate on dividends and on proceeds from the sale of our shares paid beginning January 1, 2019 to “foreign financial institutions” (as defined under FATCA) and certain other foreign entities if certain due diligence and disclosure requirements related to U.S. accounts with, or ownership of, such entities are not satisfied or an exemption does not apply.  If FATCA withholding is imposed, non-U.S. beneficial owners that are otherwise eligible for an exemption from, or a reduction of, U.S. withholding tax with respect to such distributions and sale proceeds would be required to seek a refund from the IRS to obtain the benefit of such exemption or reduction.  Any payment made by us that is subject to withholding under FATCA or otherwise will be net of the amount required to be withheld.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

As of December 31, 2018, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 307 properties located in 11 states and the District of Columbia consisting of 79,482 apartment units.  See Item 1, Business, for additional information regarding the Company’s properties and the markets/metro areas upon which we are focused.  The Company’s properties are summarized by building type in the following table:

Type	Properties	Apartment Units	Average Apartment Units
Garden	104	26,376	254
Mid/High-Rise	203	53,106	262
	307	79,482	259

The Company’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	287	74,840
Master-Leased Property – Consolidated	1	162
Partially Owned Properties – Consolidated	17	3,535
Partially Owned Properties – Unconsolidated	2	945
	307	79,482

The following table sets forth certain information by market relating to the Company’s properties at December 31, 2018:

Portfolio Summary
Markets/Metro Areas	Properties	Apartment Units	% of Stabilized Budgeted NOI (A)	Average Rental Rate (B)
Los Angeles	70	15,968	18.5%	$2,551
Orange County	13	4,028	4.3%	2,202
San Diego	12	3,385	3.8%	2,376
Subtotal – Southern California	95	23,381	26.6%	2,465

San Francisco	55	13,424	20.6%	3,219
Washington D.C.	49	16,050	17.1%	2,396
New York	37	9,741	15.2%	3,848
Boston	25	6,641	10.2%	3,061
Seattle	41	8,438	9.6%	2,387
Denver	2	726	0.7%	2,088
Other Markets	1	136	—%	1,217
Total	305	78,537	100.0%	2,789

Unconsolidated Properties	2	945	—	—

Grand Total	307	79,482	100.0%	$2,789

Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

(A)

% of Stabilized Budgeted NOI - Represents budgeted 2019 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(B)

Average Rental Rate - Total residential rental revenues reflected on a straight-line basis in accordance with GAAP divided by the weighted average occupied apartment units for the reporting period presented.

As of December 31, 2018, the Company’s same store occupancy was 96.1% and its total portfolio-wide occupancy, which includes completed development properties in various stages of lease-up, was 95.9%.  Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation.  Resident leases are generally for twelve months in length.  Garden-style are generally defined as properties with two and/or three story buildings while mid-rise/high-rise are defined as properties with greater than three story buildings.  These two property types typically provide residents with amenities, such as rooftop decks and swimming pools, fitness centers and community rooms.  In addition, many of our urban properties have parking garages and/or retail components.

The consolidated properties currently in various stages of development and lease-up at December 31, 2018 are included in the following table:

Development and Lease-Up Projects as of December 31, 2018
(Amounts in thousands except for project and apartment unit amounts)
			Total	Total	Total Book
		No. of	Budgeted	Book	Value Not			Estimated/Actual
		Apartment	Capital	Value	Placed in	Total	Percentage	Initial	Completion	Stabilization	Percentage	Percentage
Projects	Location	Units	Cost (1)	to Date	Service	Debt	Completed	Occupancy	Date	Date	Leased	Occupied
Projects Under Development:
1401 E. Madison	Seattle, WA	137	$62,352	$34,523	$34,523	$—	45%	Q2 2019	Q3 2019	Q1 2020	—	—
249 Third Street	Cambridge, MA	84	51,447	26,168	26,168	—	38%	Q3 2019	Q4 2019	Q2 2020	—	—
West End Tower	Boston, MA	469	409,749	48,718	48,718	—	7%	Q2 2021	Q3 2021	Q1 2023	—	—
Projects Under Development		690	523,548	109,409	109,409	—
Completed Not Stabilized (2):
100K Apartments	Washington D.C.	222	88,023	85,116	—	—		Q3 2018	Q4 2018	Q4 2019	39%	35%
Projects Completed Not Stabilized		222	88,023	85,116	—	—
Completed and Stabilized During the Quarter:
Cascade	Seattle, WA	477	174,378	171,902	—	—		Q2 2017	Q4 2017	Q4 2018	98%	97%
Projects Completed and Stabilized During the Quarter		477	174,378	171,902	—	—
Total Development Projects		1,389	$785,949	$366,427	$109,409	$—
Land Held for Development		N/A	N/A	$89,909	$89,909	$—

Note: All development projects are wholly owned by the Company.

(1)

Total Budgeted Capital Cost – Estimated cost for projects under development and/or developed and all capitalized costs incurred to date, including land acquisition costs, construction costs, capitalized real estate taxes and insurance, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, plus any estimates of costs remaining to be funded for all projects, all in accordance with GAAP.

(2)	Properties included here are substantially complete. However, they may still require additional exterior and interior work for all apartment units to be available for leasing.

Item 3.  Legal Proceedings

As of December 31, 2018, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Share/Unit Dividends/Distributions (Equity Residential and ERP Operating Limited Partnership)

The Company’s Common Shares trade on the New York Stock Exchange under the trading symbol EQR.  There is no established public market for the Operating Partnership’s Units (OP Units and restricted units).  At February 15, 2019, the number of record holders of Common Shares was approximately 2,100 and 369,933,743 Common Shares were outstanding.  At February 15, 2019, the number of record holders of Units in the Operating Partnership was approximately 500 and 383,968,656 Units were outstanding.

The following table sets forth, for the years indicated, the dividends/distributions declared on the Company’s Common Shares/Operating Partnership’s Units.

	Dividends/Distributions
	2018	2017
Fourth Quarter Ended December 31,	$0.54	$0.50375
Third Quarter Ended September 30,	$0.54	$0.50375
Second Quarter Ended June 30,	$0.54	$0.50375
First Quarter Ended March 31,	$0.54	$0.50375

 Unregistered Common Shares Issued in the Quarter Ended December 31, 2018 (Equity Residential)

During the quarter ended December 31, 2018, EQR issued 118,967 Common Shares in exchange for 118,967 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 with respect to the Company’s Common Shares that may be issued under its existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	7,112,235	$52.35	7,598,377
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)

The amounts shown in columns (a) and (b) of the above table do not include 299,425 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company’s 2011 Share Incentive Plan, as amended (the “2011 Plan”) and outstanding Common Shares that have been purchased by employees and trustees under the Company’s ESPP.

(2)

Includes 4,835,914 Common Shares that may be issued under the 2011 Plan, of which only 33% may be in the form of restricted shares/units, and 2,762,463 Common Shares that may be sold to employees and trustees under the ESPP.

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

EQUITY RESIDENTIAL

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(Financial information in thousands except for per share and property data)

	Year Ended December 31,
	2018	2017	2016	2015	2014
OPERATING DATA:
Total revenues from continuing operations	$2,578,434	$2,471,406	$2,425,800	$2,744,965	$2,614,748
Interest and other income	$15,317	$6,136	$65,773	$7,372	$4,462
Net gain (loss) on sales of real estate properties	$256,810	$157,057	$4,044,055	$335,134	$212,685
Income from continuing operations	$685,192	$628,381	$4,479,586	$907,621	$657,101
Discontinued operations, net	$—	$—	$518	$397	$1,582
Net income	$685,192	$628,381	$4,480,104	$908,018	$658,683
Net income available to Common Shares	$654,445	$600,363	$4,289,072	$863,277	$627,163
Earnings per share – basic:
Income from continuing operations available to Common Shares	$1.78	$1.64	$11.75	$2.37	$1.73
Net income available to Common Shares	$1.78	$1.64	$11.75	$2.37	$1.74
Weighted average Common Shares outstanding	368,052	366,968	365,002	363,498	361,181
Earnings per share – diluted:
Income from continuing operations available to Common Shares	$1.77	$1.63	$11.68	$2.36	$1.72
Net income available to Common Shares	$1.77	$1.63	$11.68	$2.36	$1.73
Weighted average Common Shares outstanding	383,695	382,678	381,992	380,620	377,735
Distributions declared per Common Share outstanding	$2.16	$2.015	$13.015	$2.21	$2.00
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$26,511,022	$26,026,896	$25,386,425	$25,182,352	$27,675,383
Real estate, after accumulated depreciation	$19,814,741	$19,986,518	$20,026,036	$20,276,946	$22,242,578
Real estate held for sale	$—	$—	$—	$2,181,135	$—
Total assets	$20,394,209	$20,570,599	$20,704,148	$23,110,196	$22,902,160
Total debt	$8,817,939	$8,957,291	$8,987,258	$10,921,366	$10,796,407
Redeemable Noncontrolling Interests – Operating Partnership	$379,106	$366,955	$442,092	$566,783	$500,733
Total shareholders' equity	$10,173,204	$10,242,464	$10,229,078	$10,470,368	$10,368,456
Total Noncontrolling Interests	$226,445	$231,399	$231,906	$225,987	$339,320
OTHER DATA:
Total properties (at end of period)	307	305	302	394	391
Total apartment units (at end of period)	79,482	78,611	77,458	109,652	109,225
Funds from operations available to Common Shares and Units – basic (1)	$1,204,867	$1,204,904	$1,123,530	$1,323,786	$1,190,915
Normalized funds from operations available to Common Shares and Units – basic (1)	$1,248,710	$1,199,237	$1,179,650	$1,317,802	$1,196,446
Cash flow provided by (used for):
Operating activities	$1,356,295	$1,265,788	$1,214,123	$1,356,628	$1,324,611
Investing activities	$(376,834)	$(594,296)	$5,903,942	$(695,814)	$(678,468)
Financing activities	$(963,910)	$(789,818)	$(7,054,092)	$(666,167)	$(685,412)

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(Financial information in thousands except for per Unit and property data)

	Year Ended December 31,
	2018	2017	2016	2015	2014
OPERATING DATA:
Total revenues from continuing operations	$2,578,434	$2,471,406	$2,425,800	$2,744,965	$2,614,748
Interest and other income	$15,317	$6,136	$65,773	$7,372	$4,462
Net gain (loss) on sales of real estate properties	$256,810	$157,057	$4,044,055	$335,134	$212,685
Income from continuing operations	$685,192	$628,381	$4,479,586	$907,621	$657,101
Discontinued operations, net	$—	$—	$518	$397	$1,582
Net income	$685,192	$628,381	$4,480,104	$908,018	$658,683
Net income available to Units	$679,384	$622,967	$4,460,583	$897,518	$651,994
Earnings per Unit – basic:
Income from continuing operations available to Units	$1.78	$1.64	$11.75	$2.37	$1.73
Net income available to Units	$1.78	$1.64	$11.75	$2.37	$1.74
Weighted average Units outstanding	380,921	379,869	378,829	377,074	374,899
Earnings per Unit – diluted:
Income from continuing operations available to Units	$1.77	$1.63	$11.68	$2.36	$1.72
Net income available to Units	$1.77	$1.63	$11.68	$2.36	$1.73
Weighted average Units outstanding	383,695	382,678	381,992	380,620	377,735
Distributions declared per Unit outstanding	$2.16	$2.015	$13.015	$2.21	$2.00
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$26,511,022	$26,026,896	$25,386,425	$25,182,352	$27,675,383
Real estate, after accumulated depreciation	$19,814,741	$19,986,518	$20,026,036	$20,276,946	$22,242,578
Real estate held for sale	$—	$—	$—	$2,181,135	$—
Total assets	$20,394,209	$20,570,599	$20,704,148	$23,110,196	$22,902,160
Total debt	$8,817,939	$8,957,291	$8,987,258	$10,921,366	$10,796,407
Redeemable Limited Partners	$379,106	$366,955	$442,092	$566,783	$500,733
Total partners’ capital	$10,401,942	$10,469,155	$10,450,375	$10,691,747	$10,582,867
Noncontrolling Interests – Partially Owned Properties	$(2,293)	$4,708	$10,609	$4,608	$124,909
OTHER DATA:
Total properties (at end of period)	307	305	302	394	391
Total apartment units (at end of period)	79,482	78,611	77,458	109,652	109,225
Funds from operations available to Units – basic (1)	$1,204,867	$1,204,904	$1,123,530	$1,323,786	$1,190,915
Normalized funds from operations available to Units – basic (1)	$1,248,710	$1,199,237	$1,179,650	$1,317,802	$1,196,446
Cash flow provided by (used for):
Operating activities	$1,356,295	$1,265,788	$1,214,123	$1,356,628	$1,324,611
Investing activities	$(376,834)	$(594,296)	$5,903,942	$(695,814)	$(678,468)
Financing activities	$(963,910)	$(789,818)	$(7,054,092)	$(666,167)	$(685,412)

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company and the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto.  Due to the Company’s ability to control the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary entity has been consolidated with the Company for financial reporting purposes, except for our unconsolidated properties/entities.  Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2018.

Forward-Looking Statements

Forward-looking statements in this Item 7 as well as elsewhere in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations, estimates, projections and assumptions made by management.  While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Many of these uncertainties and risks are difficult to predict and beyond management’s control.  Forward-looking statements are not guarantees of future performance, results or events.  The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements.  Factors that might cause such differences include, but are not limited to, the following:

•

We intend to actively acquire, develop and renovate multifamily operating properties as market conditions dictate.  We may also acquire multifamily properties that are unoccupied or in the early stages of lease-up.  We may be unable to lease these apartment properties on schedule, resulting in decreases in expected rental revenues and/or lower yields due to lower occupancy and rental rates as well as higher than expected concessions or higher than expected operating expenses.  We may not be able to achieve rents that are consistent with expectations for acquired, developed or renovated properties.  We may underestimate the costs necessary to bring an acquired property up to standards established for its intended market position, to complete a development property or to complete a renovation.  Additionally, we expect that other real estate investors with capital will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts.  This competition (or lack thereof) may increase (or depress) prices for multifamily properties.  We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.  We have acquired in the past and intend to continue to pursue the acquisition of properties, including large portfolios of properties, that could increase our size and result in alterations to our capital structure.  The total number of apartment units under development, costs of labor and construction materials and estimated completion dates are subject to uncertainties arising from changing economic conditions, competition, tariffs and other trade disruptions and local government regulation;

•	Debt financing and other capital required by the Company may not be available or may only be available on adverse terms;
•	Labor and materials required for maintenance, repair, capital expenditure or development may be more expensive than anticipated;
•

Occupancy levels and market rents may be adversely affected by national and local political, economic and market conditions including, without limitation, new construction and excess inventory of multifamily and owned housing/condominiums, increasing portions of owned housing/condominium stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences, governmental regulations including rent control or rent stabilization laws and regulations and the potential for geopolitical instability, all of which are beyond the Company’s control; and

•	Additional factors as discussed in Part I of this Annual Report on Form 10-K, particularly those under Item 1A, Risk Factors.

Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report.

Overview

See Item 1, Business, for discussion regarding the Company’s overview.

Business Objectives and Operating and Investing Strategies

See Item 1, Business, for discussion regarding the Company’s business objectives and operating and investing strategies.

Results of Operations

2018 and 2017 Transactions

During the years ended December 31, 2018 and 2017, in conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located primarily in our urban and high-density suburban markets and sell apartment properties located primarily in the less dense portion of suburban markets and/or properties that we believe will have inferior long-term returns as follows:

Year Ended December 31, 2018:

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
•

Substantially completed construction on two projects, located in the San Francisco and Washington D.C. markets, consisting of 671 apartment units totaling approximately $410.3 million of development costs at a weighted average Development Yield (see Definitions section below) of 5.2% and stabilized four projects, located in the Washington D.C., San Francisco and Seattle (two properties) markets, consisting of 1,498 apartment units totaling approximately $794.8 million of development costs at a weighted average Development Yield of 5.2%.

Year Ended December 31, 2017:

•

Acquired four consolidated apartment properties, located in the Seattle (two properties), Boston and Los Angeles markets, consisting of 947 apartment units for approximately $468.0 million at a weighted average Acquisition Cap Rate of 4.8%;

•

Sold five consolidated apartment properties, located in the Boston (three properties), New York and San Diego markets, consisting of 1,194 apartment units for approximately $355.0 million at a weighted average Disposition Yield of 5.1% and generating an Unlevered IRR of 12.4%;

•	Started construction on two projects, located in the Boston and Seattle markets, consisting of 221 apartment units totaling approximately $113.8 million of expected development costs; and
•

Substantially completed construction on four projects, located in the Orange County, Washington D.C. and Seattle (two properties) markets, consisting of 1,393 apartment units totaling approximately $579.9 million of development costs and stabilized five development projects, located in the San Francisco (three properties), Los Angeles and Orange County markets, consisting of 1,931 apartment units totaling approximately $983.1 million of development costs.

See also Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both 2018 and 2017 (the “2018 Same Store Properties”), which represented 71,721 apartment units, impacted the Company’s results of operations.  The 2018 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Properties	Apartment Units
Same Store Properties at December 31, 2017	275	70,117
2016 acquisitions	4	573
2018 dispositions	(5)	(1,292)
Lease-up properties stabilized	7	2,292
Other	—	31
Same Store Properties at December 31, 2018	281	71,721

	Year Ended December 31, 2018
	Properties	Apartment Units
Same Store	281	71,721
Non-Same Store:
2018 acquisitions	5	1,461
2017 acquisitions – stabilized	2	437
2017 acquisitions – not stabilized	2	510
Properties removed from same store (1)	2	356
Master-Leased property (2)	1	162
Lease-up properties not yet stabilized (3)	11	3,889
Other	1	1
Total Non-Same Store	24	6,816
Unconsolidated properties	2	945
Total Properties and Apartment Units	307	79,482

Note: Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

Note: During the year ended December 31, 2018, the Company closed down a garage (CRP Sports Garage in Boston, Massachusetts) and began its demolition as it starts the development of West End Tower on the site.  As a result, the garage was removed from the same store portfolio, which had no impact on the apartment unit or property count for the year ended December 31, 2018.

(1)	Consists of two properties which were removed from the same store portfolio as discussed further below:
a.

Playa Pacifica in Hermosa Beach, California containing 285 apartment units was removed from the same store portfolio in the first quarter of 2015 due to a major renovation in which significant portions of the property were taken offline for extended time periods.  As of December 31, 2018 and 2017, Playa Pacifica had an occupancy of 97.9% and 94.4%, respectively.  Playa Pacifica remains in non-same store for the year ended December 31, 2018 as the property did not achieve greater than 90% occupancy for all of the current and comparable periods presented.

b.

Acton Courtyard in Berkeley, California containing 71 apartment units was removed from the same store portfolio in the third quarter of 2016 due to an affordable housing dispute which required significant portions of the property to be vacant for an extended re-leasing period.  As of December 31, 2018 and 2017, Acton Courtyard had an occupancy of 90.1% and 91.5%, respectively.  Acton Courtyard remains in non-same store for the year ended December 31, 2018 as the property did not achieve greater than 90% occupancy for all of the current and comparable periods presented.

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

The following table provides comparative same store results and statistics for the 2018 Same Store Properties:

2018 vs. 2017

Same Store Results/Statistics for 71,721 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Physical Occupancy (2)	Turnover (3)
2018	$2,363,491	$705,890	$1,657,601	$2,748	96.2%	51.1%
2017	$2,311,240	$681,198	$1,630,042	$2,693	96.0%	53.4%
Change	$52,251	$24,692	$27,559	$55	0.2%	(2.3%)
Change	2.3%	3.6%	1.7%	2.0%

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results for the 2018 Same Store Properties (amounts in thousands):

	Year Ended December 31,
	2018	2017

Operating income	$858,560	$847,471
Adjustments:
Fee and asset management revenue	(753)	(717)
Property management	92,485	85,493
General and administrative	53,813	52,224
Depreciation	785,725	743,749
Impairment	702	1,693
Total NOI	$1,790,532	$1,729,913
Rental income:
Same store	$2,363,491	$2,311,240
Non-same store/other	214,190	159,449
Total rental income	2,577,681	2,470,689
Operating expenses:
Same store	705,890	681,198
Non-same store/other	81,259	59,578
Total operating expenses	787,149	740,776
NOI:
Same store	1,657,601	1,630,042
Non-same store/other	132,931	99,871
Total NOI	$1,790,532	$1,729,913

The Company anticipates the following same store results for the full year ending December 31, 2019, which assumptions are based on current expectations and are forward-looking:

2019 Same Store Assumptions
Physical Occupancy	96.2%
Revenue change	2.2% to 3.2%
Expense change	3.5% to 4.5%
NOI change	1.5% to 3.0%

Same store revenues increased 2.3% during the year ended December 31, 2018 as compared to the same period in 2017, which was ahead of our original expectations and consistent with our most recent guidance that was provided in October 2018, due to gains in occupancy of 0.2%, continued low turnover and strong renewals.  The Company’s primary goal in 2018 was to focus on providing exceptional customer service in order to retain existing residents to drive strong occupancy and renewal rate growth which it achieved at 4.9% for the year ended December 31, 2018 as compared to the same period in 2017.  Same store turnover declined by 2.3% for the year ended December 31, 2018 as compared to the same period in 2017.  The Company’s primary focus for 2019 will continue to be retaining existing residents and maintaining strong occupancy.  Additionally, in many markets we expect to achieve improved new lease growth, albeit only modestly better relative to 2018.  We currently estimate same store revenues to increase in a range from 2.2% to 3.2% for 2019 as compared to 2018.  Our outlook for 2019 is based on an expectation that continued economic growth will create the demand to absorb the elevated levels of new supply in many of our markets.  All of our markets, with the exception of Seattle and Orange County, are projected to deliver better same store revenue growth in 2019 as compared to 2018.

Washington D.C. showed above average job growth at the end of 2018, which aided the absorption of elevated new supply, and occupancy rates remained high throughout the year.  However, same store revenues increased 1.0% during the year ended December 31, 2018 compared to the same period in 2017, which was consistent with our original expectations but slightly below our most recent guidance that was provided in October 2018.  In 2019, we expect to see a slight decline in occupancy rates and consistent new lease and renewal rates.  We expect to produce same store revenue growth of approximately 1.4% in this market in 2019.  This expected 0.40% improvement over 2018 is almost entirely driven by growth already in place from existing residents given less ability to raise rents due to elevated levels of supply.

In the New York market, we anticipated that elevated deliveries of new luxury supply would have an impact on our ability to raise rents and would require us to issue meaningful rent concessions.  While we were impacted by new supply, stronger demand for our properties led to increased same store occupancy levels and significantly fewer rent concessions for the year ended December 31, 2018 than we expected.  As a result, same store revenues increased 0.8% for the year ended December 31, 2018 as compared to the same period in 2017, which was higher than both our original expectations and our most recent guidance that was provided in October 2018.  With new competitive supply expected to be lower in 2019, similar occupancy rates, strong renewal and new lease rates and continued strong demand anticipated in the market, we expect to produce same store revenue growth of approximately 1.8% in this market in 2019.

Boston continues to steadily absorb new supply as a result of strong job growth in the biotechnology and business sectors.  Same store revenues increased 2.5% for the year ended December 31, 2018 as compared to the same period in 2017, which was higher than our original guidance and slightly higher than our most recent guidance provided in October 2018, due to stronger occupancy rates and renewal increases.  With supply pressures easing in the near-term, we expect to produce same store revenue growth of approximately 2.8% in this market in 2019.

We have a continued cautious outlook for Seattle as the market has decelerated as anticipated due to significant supply in the urban core.  Same store revenues increased 2.8% for the year ended December 31, 2018 as compared to the same period in 2017, which was below both our original expectations and our most recent guidance provided in October 2018.  Job growth is expected to be strong in 2019 and we expect a slight improvement in occupancy and new lease rates, offset by lower renewal rate growth.  We also expect new supply to remain elevated in this market in 2019.  We therefore expect to produce same store revenue growth of approximately 2.0% in this market in 2019.

San Francisco continues to perform better than expected as a result of solid job growth and strong demand driving occupancy, new lease growth and renewal rates.  The market showed positive trends and is producing wage growth driven by technology company expansions and investments. As a result, same store revenues increased 2.9% for the year ended December 31, 2018 as compared to the same period in 2017, which was above our original expectations and consistent with our most recent guidance provided in October 2018.  In 2019, we expect the elevated supply levels to continue to be absorbed due to economic and job expansion in this market.  We expect to produce same store revenue growth of approximately 3.4% in this market in 2019.

Los Angeles continues to experience new supply, but the impact of this supply has been somewhat delayed due to labor shortages pushing deliveries of new units into 2019.  Strong demand and, to some extent, these delays in deliveries have led to occupancy, renewals and new lease rates that exceeded our original expectations.  Same store revenues increased 3.6% for the year ended December 31, 2018 as compared to the same period in 2017, which was above our original expectations and consistent with our most recent guidance provided in October 2018.  We believe job growth will continue to be strong and absorb the incoming new supply in 2019. We therefore expect to produce same store revenue growth of approximately 3.8% in this market in 2019.

During the first half of the year, Orange County experienced pressure on average rental rates and occupancy due to elevated supply within the Irvine area which was offset by strong renewal rates. Same store revenues increased 3.5% for the year ended December 31, 2018 as compared to the same period in 2017, which was below our original expectations and slightly below our most recent guidance provided in October 2018.  Job growth has been slowing in this market, but the overall outlook for 2019 remains positive. We believe renewal increases will be slightly lower and therefore expect to produce same store revenue growth of approximately 3.1% in this market in 2019.

In the San Diego market, we experienced supply pressure in the downtown area, but military spending remains strong.  Same store revenues increased 3.9% for the year ended December 31, 2018 as compared to the same period in 2017, which was slightly below both our original expectations and our most recent guidance provided in October 2018. We believe occupancy and new lease rates will remain similar in 2019.  We therefore expect to produce same store revenue growth of approximately 3.9% in this market in 2019.

During the second half of 2018, the Company acquired two apartment properties in Denver.  While these properties are not currently within our same store portfolio, these properties are performing consistent with our expectations.

The following table provides comparative same store operating expenses for the 2018 Same Store Properties:

2018 vs. 2017

Same Store Operating Expenses for 71,721 Same Store Apartment Units

$ in thousands

					% of Actual
					2018
	Actual	Actual	$	%	Operating
	2018	2017	Change	Change	Expenses
Real estate taxes	$297,734	$287,999	$9,735	3.4%	42.2%
On-site payroll (1)	156,859	150,924	5,935	3.9%	22.2%
Utilities (2)	95,761	91,630	4,131	4.5%	13.6%
Repairs and maintenance (3)	90,424	85,685	4,739	5.5%	12.8%
Insurance	18,272	17,359	913	5.3%	2.6%
Leasing and advertising	9,959	9,726	233	2.4%	1.4%
Other on-site operating expenses (4)	36,881	37,875	(994)	(2.6%)	5.2%
Same store operating expenses	$705,890	$681,198	$24,692	3.6%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
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

Same store expenses increased 3.6% during the year ended December 31, 2018 as compared to the same period in 2017, which was near the low end of our original expectations and slightly lower than our most recent guidance provided in October 2018.  The full year 2018 results were primarily due to the following items:

•

Real estate taxes increased 3.4% for the full year 2018 as compared to the same period in 2017, which was significantly lower than our original expectations and lower than our most recent expectations provided in October 2018, due primarily to better than anticipated appeal results;

•

Payroll costs increased 3.9% for the full year 2018 as compared to the same period in 2017, which was significantly lower than our original expectations but slightly higher than our most recent expectations provided in October 2018.  Wage pressures, particularly with maintenance staff, was partially offset by favorable medical reserve adjustments in the current year;

•

Utilities increased 4.5% for the full year 2018 as compared to the same period in 2017, which was higher than our original expectations but slightly lower than our most recent expectations provided in October 2018. Increases were due primarily to higher commodity costs for electricity, natural gas and heating oil in 2018, after enjoying several years of declining rates, as well as adverse winter weather in the Northeast in the first quarter of 2018; and

•

Repairs and maintenance increased 5.5% for the full year 2018 as compared to the same period in 2017, which was higher than our expectations, due primarily to wage pressure on contract labor throughout the year, particularly in Los Angeles, and higher than usual repairs stemming from adverse weather in the fourth quarter of 2018.

We anticipate same store expenses to increase in a range from 3.5% to 4.5% for 2019 as compared to 2018 primarily due to the following items:

•

Real estate taxes are estimated to increase between 3.75% and 4.75% due primarily to lower anticipated refunds from appeals in 2019 compared to 2018 and the 421-a tax abatement benefits continuing to burn-off in New York;

•

Payroll costs are estimated to increase approximately 4.0% to 5.0% primarily due to expected higher on-site wages due to competition from new supply and a continued focus on retaining our current skilled employees; and

•

Utilities are estimated to increase between 1.0% and 3.0% primarily due to the anticipated normalization of commodity costs for electricity, natural gas and heating oil as compared to 2018 and continued sustainability investments in lighting and co-generation.

Same store NOI increased 1.7% for the full year 2018 as compared to the same period in 2017, which was higher than our original expectations and consistent with our most recent guidance provided in October 2018.  The Company anticipates same store NOI growth of approximately 1.5% to 3.0% for the full year 2019 as a result of the above same store revenue and expense expectations.

See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the year ended December 31, 2018 increased approximately $33.1 million compared to the same period of 2017 and consist primarily of properties acquired in calendar years 2017 and 2018, operations from the Company’s development properties and operations prior to disposition from 2017 and 2018 sold properties.  This difference is due primarily to:

•	A positive impact of higher NOI from development and newly stabilized development properties in lease-up of $35.1 million;
•	A positive impact of higher NOI from properties acquired in 2017 and 2018 of $28.1 million;
•	A positive impact of higher NOI from other non-same store properties (including one current and two former master leased properties) of $1.1 million; and

•	A negative impact of lost NOI from 2017 and 2018 dispositions of $31.6 million.

The Company’s guidance assumes consolidated rental acquisitions of $700.0 million and consolidated rental dispositions of $700.0 million and assumes that the Acquisition Cap Rate will be 0.25% lower than the Disposition Yield for the full year ending December 31, 2019.  The Company did not budget any development starts during the year ending December 31, 2019.  We currently budget spending approximately $165.0 million on development costs during the year ending December 31, 2019, primarily for projects currently under construction.  We assume that this capital will be primarily sourced with excess operating cash flow, future debt offerings and borrowings on our revolving credit facility and/or commercial paper program.  These 2019 assumptions are based on current expectations and are forward-looking.

Comparison of the year ended December 31, 2018 to the year ended December 31, 2017 and the year ended December 31, 2017 to the year ended December 31, 2016

For the year ended December 31, 2018, the Company reported diluted earnings per share/unit of $1.77 compared to $1.63 per share/unit for the year ended December 31, 2017.  The difference is primarily due to approximately $0.26 per share/unit in higher gains on property sales and $0.16 per share/unit in higher property NOI in 2018 as compared to 2017, partially offset by $0.08 per share/unit in higher debt extinguishment costs, $0.05 per share/unit in lower gains on sales of non-operating assets and $0.11 per share/unit in higher depreciation expense in 2018 compared to 2017.  For the year ended December 31, 2017, the Company reported diluted earnings per share/unit of $1.63 compared to $11.68 per share/unit for the year ended December 31, 2016. The difference is primarily due to approximately $10.16 per share/unit in higher gains on property sales and $0.14 per share/unit in higher gains on sales of non-operating assets in 2016 compared to 2017 as a direct result of the significant sales activity in 2016 compared to 2017, partially offset by $0.29 per share/unit in higher debt extinguishment costs incurred in 2016 as compared to 2017.

For the year ended December 31, 2018, consolidated rental income increased 4.3%, consolidated operating expenses (comprised of property and maintenance and real estate taxes and insurance) increased 6.3% and consolidated NOI increased 3.5% when compared to the year ended December 31, 2017.  The increase in NOI is primarily a result of the Company’s improved NOI from same store and lease-up properties.  For the year ended December 31, 2017, consolidated rental income increased 2.0%, consolidated operating expenses (comprised of property and maintenance and real estate taxes and insurance) increased 2.3% and consolidated NOI increased 1.9% when compared to the year ended December 31, 2016.  The increase in NOI is primarily a result of the Company’s improved NOI from same store and lease-up properties, partially offset by dilution from disposition activity.

Fee and asset management revenues decreased approximately $2.9 million or 79.9% during the year ended December 31, 2017 as compared to 2016, primarily as a result of lower revenue earned on management of the Company’s military housing ventures at Joint Base Lewis McChord due to the sale of the Company’s entire interest in the management contracts and related rights associated with these ventures in the second quarter of 2016.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased approximately $7.0 million or 8.2% and approximately $3.5 million or 4.2% during the year ended December 31, 2018 as compared to 2017 and the year ended December 31, 2017 as compared to 2016, respectively.  The increase is primarily attributable to increases in payroll-related costs, legal and professional fees and computer operations.  The Company anticipates that property management expenses will approximate $96.0 million to $98.0 million for the year ending December 31, 2019.

General and administrative expenses, which include corporate operating expenses, increased approximately $1.6 million or 3.0% during the year ended December 31, 2018 as compared to 2017 primarily due to an increase in payroll-related costs.  These expenses decreased $5.6 million or 9.7% during the year ended December 31, 2017 as compared to 2016 primarily due to a decrease in payroll-related costs. The Company anticipates that general and administrative expenses will approximate $49.0 million to $51.0 million for the year ending December 31, 2019.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $42.0 million or 5.6% and approximately $38.1 million or 5.4% during the year ended December 31, 2018 as compared to 2017 and the year ended December 31, 2017 as compared to 2016, respectively.  The increase from the year ended December 31, 2018 as compared to 2017 is primarily a result of additional depreciation expense on properties acquired in 2017 and 2018 and development properties placed in service in 2017 and 2018, partially offset by lower depreciation from properties sold in 2017 and 2018.  The increase from the year ended December 31, 2017 as compared to 2016 is primarily due to additional depreciation expense on properties acquired in 2017 and development properties placed in service in 2016 and 2017, partially offset by lower depreciation from properties sold in 2016 and 2017.

Interest and other income increased approximately $9.2 million during the year ended December 31, 2018 as compared to 2017, primarily due to an $8.4 million increase in insurance/litigation settlement proceeds during 2018 compared to the prior year.  Interest and other income decreased approximately $59.6 million or 90.7% during the year ended December 31, 2017 as compared to 2016, primarily due to the approximate $52.4 million gain from the sale of the Company’s entire interest in the management contracts and related rights associated with the military housing ventures at Joint Base Lewis McChord and approximate $6.0 million gain from the sale of 421-a real estate tax certificates during the year ended December 31, 2016, which did not occur in 2017.  The Company anticipates that interest and other income will approximate $1.2 million to $1.7 million for the year ending December 31, 2019, excluding certain non-comparable insurance/litigation settlement proceeds.

Other expenses increased approximately $12.1 million during the year ended December 31, 2018 as compared to 2017, primarily due to an increase in expenses related to insurance, litigation and environmental settlements and advocacy contributions in 2018 as compared to 2017.  Other expenses decreased approximately $5.2 million or 50.0% during the year ended December 31, 2017 as compared to 2016, primarily due to higher litigation/environmental reserve and/or settlement costs in 2016, which did not occur at the same levels in 2017, as well as a decrease in annual transaction costs of approximately $1.5 million in 2017.

Interest expense, including amortization of deferred financing costs, increased approximately $32.3 million or 8.2% during the year ended December 31, 2018 as compared to 2017, primarily as a result of $29.5 million in higher debt extinguishment costs in 2018 as compared to 2017.  Interest expense, including amortization of deferred financing costs, decreased approximately $102.5 million or 20.7% during the year ended December 31, 2017 as compared to 2016, primarily as a result of $109.9 million in lower debt extinguishment costs in 2017 as compared to 2016.  The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, was 4.32%, 4.44% and 4.68% for the years ended December 31, 2018, 2017 and 2016, respectively.  The Company capitalized interest of approximately $6.3 million, $26.3 million and $51.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. The Company anticipates that interest expense, excluding debt extinguishment costs/prepayment penalties, will approximate $374.0 million to $382.5 million and capitalized interest will approximate $4.5 million to $8.5 million for the year ending December 31, 2019.

The 2019 guidance/projections provided above are based on current projections and are forward-looking.

Income (loss) from investments in unconsolidated entities decreased approximately $8.2 million during the year ended December 31, 2017 as compared to 2016, primarily due to a gain on the sale of one unconsolidated apartment property totaling $8.8 million in 2016 that did not occur in 2017.

Net gain on sales of real estate properties increased approximately $99.8 million or 63.5% during the year ended December 31, 2018 as compared to 2017, primarily as a result of the sale of five consolidated apartment properties for a sales price of approximately $706.1 million during the year ended December 31, 2018 as compared to five consolidated apartment properties for a sales price of approximately $355.0 million sold during the year ended December 31, 2017.  Net gain on sales of real estate properties decreased approximately $3.9 billion or 96.1% during the year ended December 31, 2017 as compared to 2016, primarily as a result of 98 consolidated property sales during the year ended December 31, 2016 (including the Starwood Portfolio), all of which did not meet the criteria for reporting discontinued operations.

Net gain on sales of land parcels decreased approximately $18.2 million or 94.9% as compared to 2017 due to the gain on sale of one land parcel with a low basis in the prior year compared to the gain on sale of one land parcel in the current year.  Net gain on sales of land parcels increased approximately $3.4 million or 21.8% due to the gain on sale of one land parcel with a low basis during the year ended December 31, 2017 as compared to the gain on sales of four land parcels during the year ended December 31, 2016.

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

As of January 1, 2018, the Company had approximately $50.6 million of cash and cash equivalents, approximately $50.1 million of restricted deposits and the amount available on its revolving credit facility was $1.69 billion.  After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, at December 31, 2018, the Company’s cash and cash equivalents balance was approximately $47.4 million, the restricted deposits balance was approximately $68.9 million and the amount available on its revolving credit facility was $1.40 billion.  See Note 8 in the Notes to Consolidated Financial Statements for further discussion of the availability on the Company’s revolving credit facility.

During the year ended December 31, 2018, the Company generated proceeds from various transactions, which included the following:

•	Disposed of five consolidated rental properties and one land parcel, receiving net proceeds of approximately $691.5 million;
•	Issued $500.0 million of ten-year 3.50% unsecured notes, receiving net proceeds of approximately $497.0 million before underwriting fees, hedge termination costs and other expenses;
•	Issued $400.0 million of ten-year 4.15% unsecured notes, receiving net proceeds of approximately $399.3 million before underwriting fees, hedge termination costs and other expenses;
•	Reissued $96.9 million of floating rate tax-exempt mortgage bonds; and
•

Issued approximately 1.1 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $34.5 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the year ended December 31, 2018, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire five consolidated rental properties for approximately $708.1 million in cash;
•	Invest $154.4 million primarily in development projects; and
•	Repay $1.4 billion of mortgage loans (inclusive of scheduled principal repayments) and incur prepayment penalties of approximately $22.1 million;

Credit Facility and Commercial Paper Program

In November 2016, the Company replaced its existing $2.5 billion facility with a $2.0 billion unsecured revolving credit facility maturing January 10, 2022.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.825%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.

In February 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  As of February 15, 2019, there was a balance of $500.0 million in principal outstanding on the commercial paper program.

As of February 15, 2019, $250.0 million was outstanding under the revolving credit facility and $6.7 million was restricted/dedicated to support letters of credit.  In addition, the Company limits its utilization of the facility in order to maintain liquidity to support its $500.0 million commercial paper program along with certain other obligations.  As a result, the Company had approximately $1.15 billion available under the facility at February 15, 2019.  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

Dividend Policy

Beginning in 2018, the Company no longer determines its dividends/distributions as a fixed percentage of estimated Normalized FFO but instead adopted a more conventional policy based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for each quarter in 2018 of $0.54 per share/unit, an annualized increase of 7.2% over the amount paid in 2017.  This policy change is supported by the Company’s strong growth in property operations since the recent economic downturn and a significant reduction in its development activity resulting in a material increase in available cash flow.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.  The Company‘s 2018 operating cash flow was sufficient to cover capital expenditures and regular dividends/distributions.

Total dividends/distributions paid in January 2019 amounted to $206.6 million (excluding distributions on Partially Owned Properties), which included certain distributions declared during the fourth quarter ended December 31, 2018.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions, financing of construction and development activities through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that unsecured capital is unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $26.5 billion in investment in real estate on the Company’s balance sheet at December 31, 2018, $22.1 billion or 83.5% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues public equity from time to time and guarantees certain debt of the Operating Partnership.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of December 31, 2018 are as follows:

Debt Summary as of December 31, 2018

($ in thousands)

	Amounts (1)	% of Total	Weighted Average Rates (1)	Weighted Average Maturities (years)
Secured	$2,385,470	27.1%	4.15%	6.7
Unsecured	6,432,469	72.9%	4.10%	9.3
Total	$8,817,939	100%	4.12%	8.6
Fixed Rate Debt:
Secured – Conventional	$1,885,407	21.4%	4.61%	4.3
Unsecured – Public	5,485,884	62.2%	4.37%	10.9
Fixed Rate Debt	7,371,291	83.6%	4.45%	9.2
Floating Rate Debt:
Secured – Conventional	6,357	0.1%	1.93%	5.6
Secured – Tax Exempt	493,706	5.6%	2.14%	15.6
Unsecured – Public (2)	447,402	5.1%	2.84%	0.5
Unsecured – Revolving Credit Facility	—	—	2.97%	3.0
Unsecured – Commercial Paper Program	499,183	5.6%	2.35%	—
Floating Rate Debt	1,446,648	16.4%	2.46%	5.8
Total	$8,817,939	100.0%	4.12%	8.6

(1)	Net of the effect of any derivative instruments. Weighted average rates are for the year ended December 31, 2018.
(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

Debt Maturity Schedule as of December 31, 2018

($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Rates on Fixed Rate Debt (1)	Weighted Average Rates on Total Debt (1)
2019	$6,731		$968,223	(2)	$974,954	10.9%	3.73%	2.86%
2020	1,128,592	(3)	700		1,129,292	12.7%	5.20%	5.20%
2021	927,506		600		928,106	10.4%	4.64%	4.64%
2022	265,341		800		266,141	3.0%	3.26%	3.26%
2023	1,326,800		4,800		1,331,600	14.9%	3.74%	3.73%
2024	1,272		10,900		12,172	0.1%	4.79%	2.13%
2025	451,334		13,200		464,534	5.2%	3.38%	3.33%
2026	593,424		14,500		607,924	6.8%	3.59%	3.54%
2027	401,468		15,600		417,068	4.7%	3.26%	3.20%
2028	901,540		48,580		950,120	10.7%	3.79%	3.69%
2029+	1,423,430		407,420		1,830,850	20.6%	4.41%	3.83%
Subtotal	7,427,438		1,485,323		8,912,761	100.0%	4.11%	3.86%
Deferred Financing Costs and Unamortized (Discount)	(56,147)		(38,675)		(94,822)	N/A	N/A	N/A
Total	$7,371,291		$1,446,648		$8,817,939	100.0%	4.11%	3.86%

(1)	Net of the effect of any derivative instruments. Weighted average rates are as of December 31, 2018.
(2)	Includes $500.0 million in principal outstanding on the Company’s commercial paper program.
(3)

Includes a $500.0 million 5.78% mortgage loan with a maturity date of July 1, 2020 that can be prepaid at par beginning July 1, 2019.  The Company currently intends to prepay this mortgage loan on July 1, 2019.

See Note 8 in the Notes to Consolidated Financial Statements for additional discussion of debt at December 31, 2018.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2018 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential

Capital Structure as of December 31, 2018

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$2,385,470	27.1%
Unsecured Debt			6,432,469	72.9%
Total Debt			8,817,939	100.0%	25.8%
Common Shares (includes Restricted Shares)	369,405,161	96.4%
Units (includes OP Units and Restricted Units)	13,904,035	3.6%
Total Shares and Units	383,309,196	100.0%
Common Share Price at December 31, 2018	$66.01
			25,302,240	99.9%
Perpetual Preferred Equity			37,280	0.1%
Total Equity			25,339,520	100.0%	74.2%
Total Market Capitalization			$34,157,459		100.0%

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2018 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership

Capital Structure as of December 31, 2018

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$2,385,470	27.1%
Unsecured Debt		6,432,469	72.9%
Total Debt		8,817,939	100.0%	25.8%
Total Outstanding Units	383,309,196
Common Share Price at December 31, 2018	$66.01
		25,302,240	99.9%
Perpetual Preference Units		37,280	0.1%
Total Equity		25,339,520	100.0%	74.2%
Total Market Capitalization		$34,157,459		100.0%

In September 2009, EQR announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).  EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR.  Actual sales will depend on a variety of factors to be determined by EQR from time to time, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR.  The program currently has a maturity of June 28, 2019.  EQR has the authority to issue 13.0 million shares but has not issued any shares under this program since September 2012.  Through February 15, 2019, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

Depending on its analysis of market prices, economic conditions and other opportunities for the investment of available capital, EQR may repurchase its Common Shares pursuant to its existing share repurchase program authorized by the Board of Trustees.  The Company may repurchase up to 13.0 million Common Shares under this program.  No open market repurchases have occurred since 2008 and no repurchases of any kind have occurred since February 2014.  As of February 15, 2019, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

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

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings as well as EQR’s long-term preferred equity ratings, which all have a stable outlook, as of February 15, 2019 are as follows:

	Standard & Poor’s	Moody’s	Fitch
ERPOP’s long-term senior debt rating	A-	A3	A
ERPOP’s short-term commercial paper rating	A-2	P-2	F-1
EQR’s long-term preferred equity rating	BBB	Baa1	BBB+

See Note 18 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to December 31, 2018.

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

For the year ended December 31, 2018, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Year Ended December 31, 2018

	Same Stores Properties (5)	Non-Same Store Properties/Other (6)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units (1)	71,721	6,816	78,537

Building Improvements (2)	$100,382	$3,830	$104,212	$1,399
Renovation Expenditures (3)	39,431	1,922	41,353	550
Replacements (4)	41,746	1,190	42,936	582
Total Capital Expenditures	$181,559	$6,942	$188,501	$2,531

(1)	Total Apartment Units – Excludes 945 unconsolidated apartment units for which capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.
(2)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(3)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 2,850 same store apartment units approximated $13,800 per apartment unit renovated.

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

The Company estimates that during 2019 it will spend approximately $2,600 per same store apartment unit or $190.0 million of total capital expenditures to real estate for same store properties.  During 2019, the Company expects to spend approximately $40.0 million for apartment unit renovation expenditures on approximately 3,000 same store apartment units at an average cost of approximately $13,300 per apartment unit renovated.  The anticipated total capital expenditures to real estate for same store properties represent approximately the same percentage of same store revenues and a slightly higher cost per unit and absolute dollar amount as compared to 2018.  The Company plans to continue the capital expenditures for investment in customer-facing building improvements (leasing offices, fitness centers, common areas, etc.) to enhance the quality of our properties and to protect our competitive position given the new luxury supply opening in many of our markets.  We also expect to maintain our elevated spending on sustainability projects and renovation expenditures during 2019.  The above assumptions are based on current expectations and are forward-looking.

During the year ended December 31, 2018, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $4.5 million.  The Company expects to fund approximately $4.1 million in total non-real estate capital additions in 2019.  These anticipated fundings are slightly lower than 2018 and are primarily driven by anticipated hardware and software upgrades to various existing systems during 2019.  The above assumption is based on current expectations and is forward-looking.

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

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2018.

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

Off-Balance Sheet Arrangements and Contractual Obligations

The Company has various unconsolidated interests in certain joint ventures.  The Company does not believe that these unconsolidated investments have a materially different impact on its liquidity, cash flows, capital resources, credit or market risk than its consolidated operating and/or other activities.  See also Note 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s investments in partially owned entities.  See also Note 16 in the Notes to Consolidated Financial Statements for discussion regarding the Company’s development projects.

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2018:

Payments Due by Year (in thousands)
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Unamortized Cost/Discounts	Total
Debt:
Principal (a)	$974,954	$1,129,292	$928,106	$266,141	$1,331,600	$4,282,668	$(94,822)	$8,817,939
Interest (b)	320,384	284,381	248,509	209,014	187,251	1,700,743	—	2,950,282
Operating Leases:
Minimum Rent Payments (c)	16,718	16,726	16,665	14,500	14,339	953,001	—	1,031,949
Other Long-Term Liabilities:
Deferred Compensation (d)	803	1,100	1,100	1,100	975	3,810	—	8,888
Total	$1,312,859	$1,431,499	$1,194,380	$490,755	$1,534,165	$6,940,222	$(94,822)	$12,809,058

(a)	Amounts include aggregate principal payments only.
(b)

Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2018 and inclusive of capitalized interest.  For floating rate debt, the current rate in effect for the most recent payment through December 31, 2018 is assumed to be in effect through the respective maturity date of each instrument.

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

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.  These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2018.

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

During the years ended December 31, 2018, 2017 and 2016, the Company capitalized $13.2 million, $14.7 million and $18.7 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for each of the five years ended December 31, 2018:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016	2015	2014
Net income	$685,192	$628,381	$4,480,104	$908,018	$658,683
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,718)	(2,323)	(16,430)	(3,657)	(2,544)
Preferred/preference distributions	(3,090)	(3,091)	(3,091)	(3,357)	(4,145)
Premium on redemption of Preferred Shares/Preference Units	—	—	—	(3,486)	—
Net income available to Common Shares and Units / Units	679,384	622,967	4,460,583	897,518	651,994
Adjustments:
Depreciation	785,725	743,749	705,649	765,895	758,861
Depreciation – Non-real estate additions	(4,561)	(5,023)	(5,224)	(4,981)	(4,643)
Depreciation – Partially Owned Properties	(3,740)	(4,526)	(3,805)	(4,332)	(4,285)
Depreciation – Unconsolidated Properties	4,451	4,577	4,745	4,920	6,754
Net (gain) loss on sales of unconsolidated entities – operating assets	—	(73)	(8,841)	(100)	(4,902)
Net (gain) loss on sales of real estate properties	(256,810)	(157,057)	(4,044,055)	(335,134)	(212,685)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	(284)	290	14,521	—	—
Discontinued operations:
Net (gain) loss on sales of discontinued operations	—	—	(43)	—	(179)
Impairment – operating assets	702	—	—	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	1,204,867	1,204,904	1,123,530	1,323,786	1,190,915
Adjustments:
Impairment – non-operating assets	—	1,693	—	—	—
Write-off of pursuit costs	4,450	3,106	4,092	3,208	3,607
Debt extinguishment and preferred share redemption (gains) losses	41,335	11,789	121,694	5,704	(1,110)
Non-operating asset (gains) losses	(161)	(18,884)	(73,301)	(18,805)	2,421
Other miscellaneous items	(1,781)	(3,371)	3,635	3,909	613
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,248,710	$1,199,237	$1,179,650	$1,317,802	$1,196,446

FFO (1) (3)	$1,207,957	$1,207,995	$1,126,621	$1,330,629	$1,195,060
Preferred/preference distributions	(3,090)	(3,091)	(3,091)	(3,357)	(4,145)
Premium on redemption of Preferred Shares/Preference Units	—	—	—	(3,486)	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$1,204,867	$1,204,904	$1,123,530	$1,323,786	$1,190,915

Normalized FFO (2) (3)	$1,251,800	$1,202,328	$1,182,741	$1,321,159	$1,200,591
Preferred/preference distributions	(3,090)	(3,091)	(3,091)	(3,357)	(4,145)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,248,710	$1,199,237	$1,179,650	$1,317,802	$1,196,446

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
(3)

The Company believes that FFO and FFO available to Common Shares and Units / Units are helpful to investors as supplemental measures of the operating performance of a real estate company because they are recognized measures of performance by the real estate industry and by excluding gains or losses related to sales of depreciated operating properties and excluding real estate depreciation (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to Common Shares and Units / Units can help compare the operating performance of a company’s real estate between periods or as compared to different companies.  The Company also believes that Normalized FFO and Normalized FFO available to Common Shares and Units / Units are helpful to investors as supplemental measures of the operating performance of a real estate company because they allow investors to compare the Company’s operating performance to its performance in prior reporting periods and to the operating performance of other real estate companies without the effect of items that by their nature are not comparable from period to period and tend to obscure the Company’s actual operating results.  FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units do not represent net income, net income available to Common Shares / Units or net cash flows from operating activities in accordance with GAAP.  Therefore, FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units should not be exclusively considered as alternatives to net income, net income available to Common Shares / Units or net cash flows from operating activities as determined by GAAP or as a measure of liquidity.  The Company’s calculation of FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to

Common Shares and Units / Units may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

The Company’s exposure to changes in interest rates primarily derives from the refinancing of its long-term debt and from its floating interest rate instruments that include its unsecured revolving credit facility, commercial paper program, floating rate tax-exempt debt and fair value hedges that convert fixed rate debt to floating rate debt.  Such exposure is primarily driven by changes in U.S. Treasury rates, LIBOR and the SIFMA index as well as rates implicit in commercial paper markets.  The Company evaluates various factors including its total debt, the current and future anticipated economic environment and other factors to manage this risk.  From time to time, the Company hedges a portion of future long-term debt issuances.

The Company also utilizes certain derivative financial instruments to manage interest rate risk.  Derivatives are used to convert floating rate debt to a fixed rate basis or vice versa as well as to partially lock in rates on future debt issuances.  Derivatives are used for hedging purposes rather than speculation.  The Company does not enter into financial instruments for trading purposes.  See also Note 9 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

The fair values of the Company’s financial instruments (including such items in the financial statement captions as cash and cash equivalents, other assets, accounts payable and accrued expenses and other liabilities) approximate their carrying or contract values based on their nature, terms and interest rates that approximate current market rates.  The fair value of the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) were approximately $2.4 billion and $6.5 billion, respectively, at December 31, 2018.

At December 31, 2018, the Company had total outstanding floating rate debt of approximately $1.4 billion, or 16.4% of total debt, net of the effects of any derivative instruments.  If market rates of interest on all of the floating rate debt permanently increased by 25 basis points (a 10% increase from the Company’s existing weighted average interest rates), the increase in interest expense on the floating rate debt would decrease future earnings and cash flows by approximately $3.6 million.  If market rates of interest on all of the floating rate debt permanently decreased by 25 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the decrease in interest expense on the floating rate debt would increase future earnings and cash flows by approximately $3.6 million.

At December 31, 2018, the Company had total outstanding fixed rate debt of approximately $7.4 billion, or 83.6% of total debt, net of the effects of any derivative instruments.  If market rates of interest permanently increased by 45 basis points (a 10% increase from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $6.7 billion.  If market rates of interest permanently decreased by 45 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the estimated fair value of the Company’s fixed rate debt would be approximately $8.2 billion.

At December 31, 2018, the Company’s derivative instruments had a net liability fair value of approximately $10.1 million.  If market rates of interest permanently increased by 27 basis points (a 10% increase from the Company’s existing weighted average interest rates), the net asset fair value of the Company’s derivative instruments would be approximately $0.9 million.  If market rates of interest permanently decreased by 27 basis points (a 10% decrease from the Company’s existing weighted average interest rates), the net liability fair value of the Company’s derivative instruments would be approximately $21.5 million.

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

None.

Item 9A.  Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2018, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2018.  Our internal control over financial reporting has been audited as of December 31, 2018 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2018, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Operating Partnership’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2018.  Our internal control over financial reporting has been audited as of December 31, 2018 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B.  Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accounting Fees and Services.

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, Equity Residential’s Proxy Statement, which the Company intends to file no later than 120 days after the end of its fiscal year ended December 31, 2018, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 96.4% owner of ERP Operating Limited Partnership.

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

Exhibit	Description	Location
3.1	Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to Equity Residential’s Form 10-K for the year ended December 31, 2004.

3.2	Eighth Amended and Restated Bylaws of Equity Residential, effective as of October 1, 2015.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on October 1, 2015.

3.3	First Amendment to Eighth Amended and Restated Bylaws of Equity Residential, dated November 20, 2017.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on November 20, 2017.

3.4	Sixth Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership dated as of March 12, 2009.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 12, 2009, filed on March 18, 2009.

4.1	Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to ERP Operating Limited Partnership’s Form S-3 filed on October 7, 1994. **

4.2	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.

4.3	Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.

4.4	Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.5	Fourth Supplemental Indenture to Indenture, dated as of December 12, 2011.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.

4.6	Fifth Supplemental Indenture to Indenture, dated as of February 1, 2016.	Included as Exhibit 4.6 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2015.

4.7	Form of 2.375% Note due July 1, 2019.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.

4.8	Form of 4.75% Note due July 15, 2020.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated July 12, 2010, filed on July 15, 2010.

4.9	Form of 4.625% Note due December 15, 2021.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.

4.10	Form of 3.00% Note due April 15, 2023.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated April 3, 2013, filed on April 8, 2013.

4.11	Form of 3.375% Note due June 1, 2025.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.12	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on August 13, 1996.

4.13	Form of 2.850% Note due November 1, 2026.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated October 4, 2016, filed on October 7, 2016.

4.14	Form of 3.250% Note due August 1, 2027.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

4.15	Form of 3.500% Note due March 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 1, 2018, filed on February 6, 2018.

4.16	Form of 4.150% Note due December 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated November 28, 2018, filed on November 29, 2018.

4.17	Form of 4.500% Note due July 1, 2044.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.

4.18		Form of 4.500% Note due June 1, 2045.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.19		Form of 4.000% Note due August 1, 2047.	Included as Exhibit 4.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

10.1	*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158. **

10.2	*	Noncompetition Agreement (Spector).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158. **

10.3	*	Form of Noncompetition Agreement (other officers).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158. **

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

Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed November 3, 2016.

10.5		Guaranty of Payment made as of November 3, 2016 between Equity Residential and Bank of America, N.A., as administrative agent for the banks party to the Credit Agreement.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed November 3, 2016.

10.6		Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential's Form 10-K for the year ended December 31, 1999.

10.7	*	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 16, 2011, filed on June 22, 2011.

10.8	*	First Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.

10.9	*	Second Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.

10.10	*	Third Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2014.

10.11	*	Fourth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2014.

10.12	*	Fifth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2016.

10.13	*	Sixth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.18 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2016.

10.14	*	Seventh Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2017.

10.15	*	Equity Residential Second Restated 2002 Share Incentive Plan dated December 10, 2008.	Included as Exhibit 10.15 to Equity Residential's Form 10-K for the year ended December 31, 2008.

10.16	*	First Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2010.

10.17	*	Second Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2011.

10.18	*	Third Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.

10.19	*	Fourth Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.

10.20	*	Form of 2015 Performance Award Agreement.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2015.

10.21	*	Form of 2018 Long-Term Incentive Plan Award Agreement.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2018.

10.22	*	Form of Change in Control/Severance Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to Equity Residential's Form 10-K for the year ended December 31, 2001.

10.23	*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2009.

10.24	*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2003.

10.25	*	Form of Letter Agreement between Equity Residential and each of David J. Neithercut, Alan W. George and Bruce C. Strohm.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2008.

10.26	*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential's Form 10-K for the year ended December 31, 2006.

10.27	*	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2001.

10.28	*	Rule of 70 Retirement Agreement, dated February 28, 2018, by and between Equity Residential and David S. Santee.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2018.

10.29	*	Age 62 Retirement Agreement, dated September 4, 2018, by and between Equity Residential and David J. Neithercut.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2018.

10.30	*	Amended and Restated Deferred Compensation Agreement between the Company and Gerald A. Spector dated January 1, 2002.	Included as Exhibit 10.17 to Equity Residential's Form 10-K for the year ended December 31, 2001.

10.31	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective April 1, 2017.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2017.

10.32	*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2008.

10.33

Distribution Agreement, dated June 29, 2016, among the Company, the Operating Partnership, J.P. Morgan Securities LLC, Barclays Capital Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated, BNY Mellon Capital Markets, LLC, Morgan Stanley & Co. LLC, Mitsubishi UFJ Securities (USA), Inc., Scotia Capital (USA) Inc. and UBS Securities LLC.

Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on June 29, 2016.

10.34		Archstone Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.35		Archstone Parallel Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.36		Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement.	Included as Exhibit 10.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.37		Legacy Holdings JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.6 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

21		List of Subsidiaries of Equity Residential and ERP Operating Limited Partnership.	Attached herein.

23.1		Consent of Ernst & Young LLP - Equity Residential.	Attached herein.

23.2	Consent of Ernst & Young LLP - ERP Operating Limited Partnership.	Attached herein.

24	Power of Attorney.	See the signature page to this report.

31.1	Equity Residential - Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential - Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership - Certification of Mark J. Parrell, Chief Executive Officer of Registrant's General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership - Certification of Robert A. Garechana, Chief Financial Officer of Registrant's General Partner.	Attached herein.

32.1	Equity Residential - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

32.2

Equity Residential - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Robert A. Garechana, Chief Financial Officer of the Company.

Attached herein.

32.3

ERP Operating Limited Partnership - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of Registrant's General Partner.

Attached herein.

32.4

ERP Operating Limited Partnership - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Robert A. Garechana, Chief Financial Officer of Registrant's General Partner.

Attached herein.

101

XBRL (Extensible Business Reporting Language).  The following materials from Equity Residential’s and ERP Operating Limited Partnership's Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statements of changes in equity (Equity Residential), (v) consolidated statements of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.

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

EQUITY RESIDENTIAL

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 21, 2019

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 21, 2019

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY

KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Mark J. Parrell, Robert A. Garechana and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2018, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ Mark J. Parrell	President, Chief Executive Officer and Trustee	February 21, 2019
Mark J. Parrell	(Principal Executive Officer)

/s/ Robert A. Garechana	Executive Vice President and Chief Financial Officer	February 21, 2019
Robert A. Garechana	(Principal Financial Officer)

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 21, 2019
Ian S. Kaufman	(Principal Accounting Officer)

/s/ Charles L. Atwood	Trustee	February 21, 2019
Charles L. Atwood

/s/ Raymond Bennett	Trustee	February 21, 2019
Raymond Bennett

/s/ Linda Walker Bynoe	Trustee	February 21, 2019
Linda Walker Bynoe

/s/ Connie K. Duckworth	Trustee	February 21, 2019
Connie K. Duckworth

/s/ Mary Kay Haben	Trustee	February 21, 2019
Mary Kay Haben

/s/ Bradley A. Keywell	Trustee	February 21, 2019
Bradley A. Keywell

/s/ John E. Neal	Trustee	February 21, 2019
John E. Neal

/s/ David J. Neithercut	Trustee	February 21, 2019
David J. Neithercut

/s/ Mark S. Shapiro	Trustee	February 21, 2019
Mark S. Shapiro

/s/ Stephen E. Sterrett	Trustee	February 21, 2019
Stephen E. Sterrett

/s/ Gerald A. Spector	Vice Chairman of the Board of Trustees	February 21, 2019
Gerald A. Spector

/s/ Samuel Zell	Chairman of the Board of Trustees	February 21, 2019
Samuel Zell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

PAGE

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm on the Financial Statements (Equity Residential)	F-2

Report of Independent Registered Public Accounting Firm on the Financial Statements (ERP Operating Limited Partnership)	F-3

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Equity Residential)	F-4

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (ERP Operating Limited Partnership)	F-5

Financial Statements of Equity Residential:

Consolidated Balance Sheets as of December 31, 2018 and 2017	F-6

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	F-7 to F-8

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	F-9 to F-12

Consolidated Statements of Changes in Equity for the years ended December 31, 2018, 2017 and 2016	F-13 to F-14

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of December 31, 2018 and 2017	F-15

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2018, 2017 and 2016	F-16 to F-17

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016	F-18 to F-21

Consolidated Statements of Changes in Capital for the years ended December 31, 2018, 2017 and 2016	F-22 to F-23

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	F-24 to F-58

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation of Equity Residential and ERP Operating Limited Partnership	S-1 to S-11

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees

Equity Residential

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Equity Residential (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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
February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ERP Operating Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the Operating Partnership) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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
Chicago, Illinois
February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees

Equity Residential

Opinion on Internal Control over Financial Reporting

We have audited Equity Residential’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria).  In our opinion, Equity Residential (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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
February 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ERP Operating Limited Partnership

Opinion on Internal Control over Financial Reporting

We have audited ERP Operating Limited Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ERP Operating Limited Partnership (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 21, 2019

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

	December 31,	December 31,
	2018	2017
ASSETS
Land	$5,875,803	$5,996,024
Depreciable property	20,435,901	19,768,362
Projects under development	109,409	163,547
Land held for development	89,909	98,963
Investment in real estate	26,511,022	26,026,896
Accumulated depreciation	(6,696,281)	(6,040,378)
Investment in real estate, net	19,814,741	19,986,518
Investments in unconsolidated entities	58,349	58,254
Cash and cash equivalents	47,442	50,647
Restricted deposits	68,871	50,115
Other assets	404,806	425,065
Total assets	$20,394,209	$20,570,599

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$2,385,470	$3,618,722
Notes, net	5,933,286	5,038,812
Line of credit and commercial paper	499,183	299,757
Accounts payable and accrued expenses	102,471	114,766
Accrued interest payable	62,622	58,035
Other liabilities	358,563	341,852
Security deposits	67,258	65,009
Distributions payable	206,601	192,828
Total liabilities	9,615,454	9,729,781

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	379,106	366,955
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of December 31, 2018 and December 31, 2017	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 369,405,161 shares issued and outstanding as of December 31, 2018 and 368,018,082 shares issued and outstanding as of December 31, 2017	3,694	3,680
Paid in capital	8,935,453	8,886,586
Retained earnings	1,261,763	1,403,530
Accumulated other comprehensive income (loss)	(64,986)	(88,612)
Total shareholders’ equity	10,173,204	10,242,464
Noncontrolling Interests:
Operating Partnership	228,738	226,691
Partially Owned Properties	(2,293)	4,708
Total Noncontrolling Interests	226,445	231,399
Total equity	10,399,649	10,473,863
Total liabilities and equity	$20,394,209	$20,570,599

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

	Year Ended December 31,
	2018	2017	2016
REVENUES
Rental income	$2,577,681	$2,470,689	$2,422,233
Fee and asset management	753	717	3,567
Total revenues	2,578,434	2,471,406	2,425,800
EXPENSES
Property and maintenance	429,335	405,281	406,823
Real estate taxes and insurance	357,814	335,495	317,387
Property management	92,485	85,493	82,015
General and administrative	53,813	52,224	57,840
Depreciation	785,725	743,749	705,649
Impairment	702	1,693	—
Total expenses	1,719,874	1,623,935	1,569,714

Operating income	858,560	847,471	856,086

Interest and other income	15,317	6,136	65,773
Other expenses	(17,267)	(5,186)	(10,368)
Interest:
Expense incurred, net	(413,360)	(383,890)	(482,246)
Amortization of deferred financing costs	(11,310)	(8,526)	(12,633)
Income before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	431,940	456,005	416,612
Income and other tax (expense) benefit	(878)	(478)	(1,613)
Income (loss) from investments in unconsolidated entities	(3,667)	(3,370)	4,801
Net gain (loss) on sales of real estate properties	256,810	157,057	4,044,055
Net gain (loss) on sales of land parcels	987	19,167	15,731
Income from continuing operations	685,192	628,381	4,479,586
Discontinued operations, net	—	—	518
Net income	685,192	628,381	4,480,104
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(24,939)	(22,604)	(171,511)
Partially Owned Properties	(2,718)	(2,323)	(16,430)
Net income attributable to controlling interests	657,535	603,454	4,292,163
Preferred distributions	(3,090)	(3,091)	(3,091)
Net income available to Common Shares	$654,445	$600,363	$4,289,072
Earnings per share – basic:
Income from continuing operations available to Common Shares	$1.78	$1.64	$11.75
Net income available to Common Shares	$1.78	$1.64	$11.75
Weighted average Common Shares outstanding	368,052	366,968	365,002
Earnings per share – diluted:
Income from continuing operations available to Common Shares	$1.77	$1.63	$11.68
Net income available to Common Shares	$1.77	$1.63	$11.68
Weighted average Common Shares outstanding	383,695	382,678	381,992

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2018	2017	2016
Comprehensive income:
Net income	$685,192	$628,381	$4,480,104
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	5,174	6,439	(3,915)
Losses reclassified into earnings from other comprehensive income	18,452	18,858	41,758
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the year	—	—	264
Other comprehensive income (loss)	23,626	25,297	38,107
Comprehensive income	708,818	653,678	4,518,211
Comprehensive (income) attributable to Noncontrolling Interests	(28,526)	(25,845)	(189,411)
Comprehensive income attributable to controlling interests	$680,292	$627,833	$4,328,800

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$685,192	$628,381	$4,480,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	785,725	743,749	705,649
Amortization of deferred financing costs	11,310	8,526	12,633
Amortization of above/below market lease intangibles	4,392	3,828	3,426
Amortization of discounts and premiums on debt	22,781	3,536	(17,986)
Amortization of deferred settlements on derivative instruments	18,440	18,847	41,680
Impairment	702	1,693	—
Write-off of pursuit costs	4,450	3,106	4,092
(Income) loss from investments in unconsolidated entities	3,667	3,370	(4,801)
Distributions from unconsolidated entities – return on capital	2,492	2,632	2,863
Net (gain) loss on sales of investment securities and other investments	—	—	(58,409)
Net (gain) loss on sales of real estate properties	(256,810)	(157,057)	(4,044,055)
Net (gain) loss on sales of land parcels	(987)	(19,167)	(15,731)
Net (gain) loss on sales of discontinued operations	—	—	(43)
Net (gain) loss on debt extinguishment	22,110	12,258	114,666
Realized/unrealized (gain) loss on derivative instruments	50	—	74
Compensation paid with Company Common Shares	27,132	24,997	30,530
Changes in assets and liabilities:
(Increase) decrease in other assets	4,097	(449)	31,147
Increase (decrease) in accounts payable and accrued expenses	(1,862)	11,532	(6,061)
Increase (decrease) in accrued interest payable	4,587	(2,911)	(24,275)
Increase (decrease) in other liabilities	16,578	(23,468)	(26,422)
Increase (decrease) in security deposits	2,249	2,385	(14,958)
Net cash provided by operating activities	1,356,295	1,265,788	1,214,123
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(708,092)	(466,394)	(205,880)
Investment in real estate – development/other	(154,431)	(276,382)	(566,825)
Capital expenditures to real estate	(188,501)	(202,607)	(172,177)
Non-real estate capital additions	(4,505)	(1,506)	(5,731)
Interest capitalized for real estate under development	(6,260)	(26,290)	(51,451)
Proceeds from disposition of real estate, net	691,526	384,583	6,824,659
Investments in unconsolidated entities	(6,571)	(6,034)	(5,266)
Distributions from unconsolidated entities – return of capital	—	334	13,798
Proceeds from sale of investment securities and other investments	—	—	72,815
Net cash provided by (used for) investing activities	(376,834)	(594,296)	5,903,942

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(8,583)	$(6,289)	$(13,305)
Mortgage notes payable, net:
Proceeds	96,935	—	—
Lump sum payoffs	(1,347,939)	(493,420)	(583,122)
Scheduled principal repayments	(6,629)	(10,704)	(8,544)
Net gain (loss) on debt extinguishment	(22,110)	(12,258)	(31,732)
Notes, net:
Proceeds	896,294	692,466	496,705
Lump sum payoffs	—	(497,975)	(1,500,000)
Net gain (loss) on debt extinguishment	—	—	(82,934)
Line of credit and commercial paper:
Line of credit proceeds	3,805,000	1,845,000	426,000
Line of credit repayments	(3,805,000)	(1,845,000)	(426,000)
Commercial paper proceeds	14,030,926	5,066,509	1,760,194
Commercial paper repayments	(13,831,500)	(4,786,750)	(2,127,472)
Proceeds from (payments on) settlement of derivative instruments	18,118	1,295	(4,662)
Proceeds from Employee Share Purchase Plan (ESPP)	3,879	3,744	3,686
Proceeds from exercise of options	30,655	31,596	35,833
Payment of offering costs	(27)	(51)	(314)
Other financing activities, net	(78)	(63)	(49)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(13)	—	—
Contributions – Noncontrolling Interests – Partially Owned Properties	125	125	—
Contributions – Noncontrolling Interests – Operating Partnership	1	—	1
Distributions:
Common Shares	(782,122)	(739,375)	(4,771,725)
Preferred Shares	(3,863)	(3,091)	(2,318)
Noncontrolling Interests – Operating Partnership	(28,226)	(27,291)	(188,115)
Noncontrolling Interests – Partially Owned Properties	(9,753)	(8,286)	(36,219)
Net cash provided by (used for) financing activities	(963,910)	(789,818)	(7,054,092)
Net increase (decrease) in cash and cash equivalents and restricted deposits	15,551	(118,326)	63,973
Cash and cash equivalents and restricted deposits, beginning of year	100,762	219,088	155,115
Cash and cash equivalents and restricted deposits, end of year	$116,313	$100,762	$219,088

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$47,442	$50,647	$77,207
Restricted deposits	68,871	50,115	141,881
Total cash and cash equivalents and restricted deposits, end of year	$116,313	$100,762	$219,088

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$358,156	$360,273	$482,152
Net cash paid for income and other taxes	$853	$640	$1,494
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$—	$43,400
Amortization of deferred financing costs:
Other assets	$2,412	$2,412	$3,366
Mortgage notes payable, net	$4,792	$2,493	$3,978
Notes, net	$4,106	$3,621	$5,289
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$20,144	$1,172	$(21,158)
Notes, net	$2,637	$2,364	$3,172
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(12)	$(11)	$(78)
Accumulated other comprehensive income	$18,452	$18,858	$41,758
Write-off of pursuit costs:
Investment in real estate, net	$4,364	$2,965	$3,586
Other assets	$53	$17	$402
Accounts payable and accrued expenses	$33	$124	$104
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$2,304	$1,955	$(6,327)
Other liabilities	$1,363	$1,415	$1,526
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(14,977)	$(4,582)	$1,798
Notes, net	$(680)	$(3,454)	$(1,798)
Other liabilities	$10,533	$1,597	$3,989
Accumulated other comprehensive income	$5,174	$6,439	$(3,915)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(4,891)	$(3,034)	$(2,326)
Other liabilities	$(1,680)	$(3,000)	$(2,940)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL INFORMATION (continued):
Distributions from unconsolidated entities - return of capital:
Investments in unconsolidated entities	$—	$334	$14,014
Other assets	$—	$—	$(216)
Debt financing costs:
Other assets	$(145)	$—	$(8,553)
Mortgage notes payable, net	$(555)	$—	$(507)
Notes, net	$(7,883)	$(6,289)	$(4,245)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$18,118	$1,295	$—
Other liabilities	$—	$—	$(4,662)
Other:
Foreign currency translation adjustments	$—	$—	$(264)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$37,280	$37,280	$37,280
Balance, end of year	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,680	$3,659	$3,648
Conversion of OP Units into Common Shares	1	11	1
Exercise of share options	11	8	8
Employee Share Purchase Plan (ESPP)	1	1	1
Share-based employee compensation expense:
Restricted shares	1	1	1
Balance, end of year	$3,694	$3,680	$3,659
PAID IN CAPITAL
Balance, beginning of year	$8,886,586	$8,758,422	$8,572,365
Common Share Issuance:
Conversion of OP Units into Common Shares	4,097	15,889	3,725
Exercise of share options	30,644	31,588	35,825
Employee Share Purchase Plan (ESPP)	3,878	3,743	3,685
Share-based employee compensation expense:
Restricted shares	8,257	9,776	15,015
Share options	9,734	6,835	3,432
ESPP discount	767	747	650
Offering costs	(27)	(51)	(314)
Supplemental Executive Retirement Plan (SERP)	(454)	(594)	748
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(13,922)	41,916	115,093
Adjustment for Noncontrolling Interests ownership in Operating Partnership	5,893	18,315	8,198
Balance, end of year	$8,935,453	$8,886,586	$8,758,422
RETAINED EARNINGS
Balance, beginning of year	$1,403,530	$1,543,626	$2,009,091
Net income attributable to controlling interests	657,535	603,454	4,292,163
Common Share distributions	(796,212)	(740,459)	(4,754,537)
Preferred Share distributions	(3,090)	(3,091)	(3,091)
Balance, end of year	$1,261,763	$1,403,530	$1,543,626
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(88,612)	$(113,909)	$(152,016)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	5,174	6,439	(3,915)
Losses reclassified into earnings from other comprehensive income	18,452	18,858	41,758
Accumulated other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the year	—	—	264
Balance, end of year	$(64,986)	$(88,612)	$(113,909)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$226,691	$221,297	$221,379
Issuance of restricted units to Noncontrolling Interests	1	—	1
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(4,098)	(15,900)	(3,726)
Equity compensation associated with Noncontrolling Interests	14,009	10,523	18,180
Net income attributable to Noncontrolling Interests	24,939	22,604	171,511
Distributions to Noncontrolling Interests	(28,682)	(26,739)	(187,448)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	1,771	33,221	9,598
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(5,893)	(18,315)	(8,198)
Balance, end of year	$228,738	$226,691	$221,297
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,708	$10,609	$4,608
Net income attributable to Noncontrolling Interests	2,718	2,323	16,430
Acquisitions of Noncontrolling Interests – Partially Owned Properties	(13)	—	—
Contributions by Noncontrolling Interests	125	125	—
Distributions to Noncontrolling Interests	(9,831)	(8,349)	(36,268)
Other	—	—	25,839
Balance, end of year	$(2,293)	$4,708	$10,609

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,	December 31,
	2018	2017
ASSETS
Land	$5,875,803	$5,996,024
Depreciable property	20,435,901	19,768,362
Projects under development	109,409	163,547
Land held for development	89,909	98,963
Investment in real estate	26,511,022	26,026,896
Accumulated depreciation	(6,696,281)	(6,040,378)
Investment in real estate, net	19,814,741	19,986,518
Investments in unconsolidated entities	58,349	58,254
Cash and cash equivalents	47,442	50,647
Restricted deposits	68,871	50,115
Other assets	404,806	425,065
Total assets	$20,394,209	$20,570,599

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$2,385,470	$3,618,722
Notes, net	5,933,286	5,038,812
Line of credit and commercial paper	499,183	299,757
Accounts payable and accrued expenses	102,471	114,766
Accrued interest payable	62,622	58,035
Other liabilities	358,563	341,852
Security deposits	67,258	65,009
Distributions payable	206,601	192,828
Total liabilities	9,615,454	9,729,781

Commitments and contingencies

Redeemable Limited Partners	379,106	366,955
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,200,910	10,293,796
Limited Partners	228,738	226,691
Accumulated other comprehensive income (loss)	(64,986)	(88,612)
Total partners’ capital	10,401,942	10,469,155
Noncontrolling Interests – Partially Owned Properties	(2,293)	4,708
Total capital	10,399,649	10,473,863
Total liabilities and capital	$20,394,209	$20,570,599

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2018	2017	2016
REVENUES
Rental income	$2,577,681	$2,470,689	$2,422,233
Fee and asset management	753	717	3,567
Total revenues	2,578,434	2,471,406	2,425,800
EXPENSES
Property and maintenance	429,335	405,281	406,823
Real estate taxes and insurance	357,814	335,495	317,387
Property management	92,485	85,493	82,015
General and administrative	53,813	52,224	57,840
Depreciation	785,725	743,749	705,649
Impairment	702	1,693	—
Total expenses	1,719,874	1,623,935	1,569,714

Operating income	858,560	847,471	856,086

Interest and other income	15,317	6,136	65,773
Other expenses	(17,267)	(5,186)	(10,368)
Interest:
Expense incurred, net	(413,360)	(383,890)	(482,246)
Amortization of deferred financing costs	(11,310)	(8,526)	(12,633)
Income before income and other taxes, income (loss) from investments in unconsolidated entities, net gain (loss) on sales of real estate properties and land parcels and discontinued operations	431,940	456,005	416,612
Income and other tax (expense) benefit	(878)	(478)	(1,613)
Income (loss) from investments in unconsolidated entities	(3,667)	(3,370)	4,801
Net gain (loss) on sales of real estate properties	256,810	157,057	4,044,055
Net gain (loss) on sales of land parcels	987	19,167	15,731
Income from continuing operations	685,192	628,381	4,479,586
Discontinued operations, net	—	—	518
Net income	685,192	628,381	4,480,104
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,718)	(2,323)	(16,430)
Net income attributable to controlling interests	$682,474	$626,058	$4,463,674
ALLOCATION OF NET INCOME:
Preference Units	$3,090	$3,091	$3,091

General Partner	$654,445	$600,363	$4,289,072
Limited Partners	24,939	22,604	171,511
Net income available to Units	$679,384	$622,967	$4,460,583

Earnings per Unit – basic:
Income from continuing operations available to Units	$1.78	$1.64	$11.75
Net income available to Units	$1.78	$1.64	$11.75
Weighted average Units outstanding	380,921	379,869	378,829

Earnings per Unit – diluted:
Income from continuing operations available to Units	$1.77	$1.63	$11.68
Net income available to Units	$1.77	$1.63	$11.68
Weighted average Units outstanding	383,695	382,678	381,992

See accompanying notes

 ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2018	2017	2016
Comprehensive income:
Net income	$685,192	$628,381	$4,480,104
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	5,174	6,439	(3,915)
Losses reclassified into earnings from other comprehensive income	18,452	18,858	41,758
Other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the year	—	—	264
Other comprehensive income (loss)	23,626	25,297	38,107
Comprehensive income	708,818	653,678	4,518,211
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,718)	(2,323)	(16,430)
Comprehensive income attributable to controlling interests	$706,100	$651,355	$4,501,781

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$685,192	$628,381	$4,480,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	785,725	743,749	705,649
Amortization of deferred financing costs	11,310	8,526	12,633
Amortization of above/below market lease intangibles	4,392	3,828	3,426
Amortization of discounts and premiums on debt	22,781	3,536	(17,986)
Amortization of deferred settlements on derivative instruments	18,440	18,847	41,680
Impairment	702	1,693	—
Write-off of pursuit costs	4,450	3,106	4,092
(Income) loss from investments in unconsolidated entities	3,667	3,370	(4,801)
Distributions from unconsolidated entities – return on capital	2,492	2,632	2,863
Net (gain) loss on sales of investment securities and other investments	—	—	(58,409)
Net (gain) loss on sales of real estate properties	(256,810)	(157,057)	(4,044,055)
Net (gain) loss on sales of land parcels	(987)	(19,167)	(15,731)
Net (gain) loss on sales of discontinued operations	—	—	(43)
Net (gain) loss on debt extinguishment	22,110	12,258	114,666
Realized/unrealized (gain) loss on derivative instruments	50	—	74
Compensation paid with Company Common Shares	27,132	24,997	30,530
Changes in assets and liabilities:
(Increase) decrease in other assets	4,097	(449)	31,147
Increase (decrease) in accounts payable and accrued expenses	(1,862)	11,532	(6,061)
Increase (decrease) in accrued interest payable	4,587	(2,911)	(24,275)
Increase (decrease) in other liabilities	16,578	(23,468)	(26,422)
Increase (decrease) in security deposits	2,249	2,385	(14,958)
Net cash provided by operating activities	1,356,295	1,265,788	1,214,123
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(708,092)	(466,394)	(205,880)
Investment in real estate – development/other	(154,431)	(276,382)	(566,825)
Capital expenditures to real estate	(188,501)	(202,607)	(172,177)
Non-real estate capital additions	(4,505)	(1,506)	(5,731)
Interest capitalized for real estate under development	(6,260)	(26,290)	(51,451)
Proceeds from disposition of real estate, net	691,526	384,583	6,824,659
Investments in unconsolidated entities	(6,571)	(6,034)	(5,266)
Distributions from unconsolidated entities – return of capital	—	334	13,798
Proceeds from sale of investment securities and other investments	—	—	72,815
Net cash provided by (used for) investing activities	(376,834)	(594,296)	5,903,942

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(8,583)	$(6,289)	$(13,305)
Mortgage notes payable, net:
Proceeds	96,935	—	—
Lump sum payoffs	(1,347,939)	(493,420)	(583,122)
Scheduled principal repayments	(6,629)	(10,704)	(8,544)
Net gain (loss) on debt extinguishment	(22,110)	(12,258)	(31,732)
Notes, net:
Proceeds	896,294	692,466	496,705
Lump sum payoffs	—	(497,975)	(1,500,000)
Net gain (loss) on debt extinguishment	—	—	(82,934)
Line of credit and commercial paper:
Line of credit proceeds	3,805,000	1,845,000	426,000
Line of credit repayments	(3,805,000)	(1,845,000)	(426,000)
Commercial paper proceeds	14,030,926	5,066,509	1,760,194
Commercial paper repayments	(13,831,500)	(4,786,750)	(2,127,472)
Proceeds from (payments on) settlement of derivative instruments	18,118	1,295	(4,662)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	3,879	3,744	3,686
Proceeds from exercise of EQR options	30,655	31,596	35,833
Payment of offering costs	(27)	(51)	(314)
Other financing activities, net	(78)	(63)	(49)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(13)	—	—
Contributions – Noncontrolling Interests – Partially Owned Properties	125	125	—
Contributions – Limited Partners	1	—	1
Distributions:
OP Units – General Partner	(782,122)	(739,375)	(4,771,725)
Preference Units	(3,863)	(3,091)	(2,318)
OP Units – Limited Partners	(28,226)	(27,291)	(188,115)
Noncontrolling Interests – Partially Owned Properties	(9,753)	(8,286)	(36,219)
Net cash provided by (used for) financing activities	(963,910)	(789,818)	(7,054,092)
Net increase (decrease) in cash and cash equivalents and restricted deposits	15,551	(118,326)	63,973
Cash and cash equivalents and restricted deposits, beginning of year	100,762	219,088	155,115
Cash and cash equivalents and restricted deposits, end of year	$116,313	$100,762	$219,088

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$47,442	$50,647	$77,207
Restricted deposits	68,871	50,115	141,881
Total cash and cash equivalents and restricted deposits, end of year	$116,313	$100,762	$219,088

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$358,156	$360,273	$482,152
Net cash paid for income and other taxes	$853	$640	$1,494
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$—	$43,400
Amortization of deferred financing costs:
Other assets	$2,412	$2,412	$3,366
Mortgage notes payable, net	$4,792	$2,493	$3,978
Notes, net	$4,106	$3,621	$5,289
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$20,144	$1,172	$(21,158)
Notes, net	$2,637	$2,364	$3,172
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(12)	$(11)	$(78)
Accumulated other comprehensive income	$18,452	$18,858	$41,758
Write-off of pursuit costs:
Investment in real estate, net	$4,364	$2,965	$3,586
Other assets	$53	$17	$402
Accounts payable and accrued expenses	$33	$124	$104
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$2,304	$1,955	$(6,327)
Other liabilities	$1,363	$1,415	$1,526
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(14,977)	$(4,582)	$1,798
Notes, net	$(680)	$(3,454)	$(1,798)
Other liabilities	$10,533	$1,597	$3,989
Accumulated other comprehensive income	$5,174	$6,439	$(3,915)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(4,891)	$(3,034)	$(2,326)
Other liabilities	$(1,680)	$(3,000)	$(2,940)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
SUPPLEMENTAL INFORMATION (continued):
Distributions from unconsolidated entities - return of capital:
Investments in unconsolidated entities	$—	$334	$14,014
Other assets	$—	$—	$(216)
Debt financing costs:
Other assets	$(145)	$—	$(8,553)
Mortgage notes payable, net	$(555)	$—	$(507)
Notes, net	$(7,883)	$(6,289)	$(4,245)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$18,118	$1,295	$—
Other liabilities	$—	$—	$(4,662)
Other:
Foreign currency translation adjustments	$—	$—	$(264)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$37,280	$37,280	$37,280
Balance, end of year	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of year	$10,293,796	$10,305,707	$10,585,104
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	4,098	15,900	3,726
Exercise of EQR share options	30,655	31,596	35,833
EQR’s Employee Share Purchase Plan (ESPP)	3,879	3,744	3,686
Share-based employee compensation expense:
EQR restricted shares	8,258	9,777	15,016
EQR share options	9,734	6,835	3,432
EQR ESPP discount	767	747	650
Net income available to Units – General Partner	654,445	600,363	4,289,072
OP Units – General Partner distributions	(796,212)	(740,459)	(4,754,537)
Offering costs	(27)	(51)	(314)
Supplemental Executive Retirement Plan (SERP)	(454)	(594)	748
Change in market value of Redeemable Limited Partners	(13,922)	41,916	115,093
Adjustment for Limited Partners ownership in Operating Partnership	5,893	18,315	8,198
Balance, end of year	$10,200,910	$10,293,796	$10,305,707
LIMITED PARTNERS
Balance, beginning of year	$226,691	$221,297	$221,379
Issuance of restricted units to Limited Partners	1	—	1
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(4,098)	(15,900)	(3,726)
Equity compensation associated with Units – Limited Partners	14,009	10,523	18,180
Net income available to Units – Limited Partners	24,939	22,604	171,511
Units – Limited Partners distributions	(28,682)	(26,739)	(187,448)
Change in carrying value of Redeemable Limited Partners	1,771	33,221	9,598
Adjustment for Limited Partners ownership in Operating Partnership	(5,893)	(18,315)	(8,198)
Balance, end of year	$228,738	$226,691	$221,297
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(88,612)	$(113,909)	$(152,016)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	5,174	6,439	(3,915)
Losses reclassified into earnings from other comprehensive income	18,452	18,858	41,758
Accumulated other comprehensive income (loss) – foreign currency:
Currency translation adjustments arising during the year	—	—	264
Balance, end of year	$(64,986)	$(88,612)	$(113,909)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2018	2017	2016
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,708	$10,609	$4,608
Net income attributable to Noncontrolling Interests	2,718	2,323	16,430
Acquisitions of Noncontrolling Interests – Partially Owned Properties	(13)	—	—
Contributions by Noncontrolling Interests	125	125	—
Distributions to Noncontrolling Interests	(9,831)	(8,349)	(36,268)
Other	—	—	25,839
Balance, end of year	$(2,293)	$4,708	$10,609

See accompanying notes

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Equity Residential (“EQR”) is an S&P 500 company focused on the acquisition, development and management of rental apartment properties located in urban and high-density suburban markets, a business that is conducted on its behalf by ERP Operating Limited Partnership (“ERPOP”).  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and ERPOP is an Illinois limited partnership formed in May 1993.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.

EQR is the general partner of, and as of December 31, 2018 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues public equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of December 31, 2018, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 307 properties located in 11 states and the District of Columbia consisting of 79,482 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	287	74,840
Master-Leased Property – Consolidated	1	162
Partially Owned Properties – Consolidated	17	3,535
Partially Owned Properties – Unconsolidated	2	945
	307	79,482

Note: Effective February 1, 2018 and April 2, 2018, the Company took over management of two of its Master-Leased properties containing 94 apartment units and 597 apartment units located in Boston and Los Angeles, respectively.

The “Wholly Owned Properties” are accounted for under the consolidation method of accounting.  The “Master-Leased Property – Consolidated” is wholly owned by the Company but the entire project is leased to a third party corporate housing provider.  This property is consolidated and reflected as a real estate asset while the master lease is accounted for as an operating lease.  The “Partially Owned Properties – Consolidated” are controlled by the Company, but have partners with noncontrolling interests and are accounted for under the consolidation method of accounting and qualify as variable interest entities.  The “Partially Owned Properties – Unconsolidated” are controlled by the Company’s partners but the Company has noncontrolling interests and are accounted for under the equity method of accounting.

The Company maintains long-term ground leases for 14 operating properties.  The Company owns the building and improvements and leases the land underlying the improvements under long-term ground leases.  The expiration dates for these leases range from 2042 through 2113.  These properties are consolidated and reflected as real estate assets while the ground leases are accounted for as operating leases.  See Note 2 for additional discussion regarding the new leases standard.

2.	Summary of Significant Accounting Policies

Basis of Presentation

Due to the Company’s ability as general partner to control either through ownership or by contract the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary has been consolidated with the Company for financial reporting purposes, except for our unconsolidated properties/entities.

Real Estate Assets and Depreciation of Investment in Real Estate

Effective January 1, 2017 with the adoption of the new standard which clarified the definition of a business (discussed below in Recently Adopted Accounting Pronouncements), the Company expects that substantially all of its transactions will be accounted for as asset acquisitions.  In an asset acquisition, the Company is required to capitalize transaction costs and allocate the purchase price on a relative fair value basis.  For the year ended December 31, 2018, all acquisitions were considered asset acquisitions.

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
•

Furniture, Fixtures and Equipment – Ranges between $10,000 and $35,000 per apartment unit acquired as an estimate of the allocation of the relative fair value of the appliances and fixtures inside an apartment unit.  The per-apartment unit amount applied depends on the economic age of the apartment building acquired.  Depreciation is calculated on the straight-line method over an estimated useful life of five to ten years.

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

Property sales or dispositions are recorded when control transfers to unrelated third parties, contingencies have been removed and sufficient cash consideration has been received by the Company.  Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts.  Any gain or loss on sale is recognized in accordance with accounting principles generally accepted in the United States.

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

During the years ended December 31, 2018, 2017 and 2016, the Company capitalized $13.2 million, $14.7 million and $18.7 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

The fair value of the option grants are recognized over the requisite service/vesting period of the options.  The fair value for the Company’s share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the primary grant in each year having the following weighted average assumptions:

	2018	2017	2016
Expected volatility (1)	14.8%	15.3%	26.3%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	3.09%	3.08%	3.04%
Risk-free interest rate (4)	2.52%	1.93%	1.27%
Option valuation per share	$6.15	$5.86	$13.02

(1)

Expected volatility – For the 2018 and 2017 grants, estimated based on the historical five-year volatility (the period matching the expected life) of EQR’s share price measured on a monthly basis. For the 2016 grant, estimated based on the historical ten-year volatility of EQR’s share price measured on a monthly basis.  This change in estimate reflects the Company’s belief that the historical five-year period provides a better estimate of the expected volatility in EQR shares over the expected life of the options.

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

Deferred tax assets and liabilities were recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases in the comparable periods.  These assets and liabilities were measured using enacted tax rates for which the temporary differences were expected to be recovered or settled.  The effects of changes in tax rates on deferred tax assets and liabilities were recognized in earnings in the period enacted.  The Company’s deferred tax assets were generally the result of tax affected suspended interest deductions, net operating losses, differing depreciable lives on capitalized assets and the timing of expense recognition for certain accrued liabilities.  The Company elected REIT status for its primary TRS upon filing the 2016 tax return in the third quarter of 2017, with the election retroactive to January 1, 2016.  As a result, the Company wrote-off its deferred tax assets, which were fully reserved, in the third quarter of 2017.

In December 2017, the President signed into law H.R. 1, informally titled the Tax Cuts and Jobs Act (the “Tax Act”).  As of December 31, 2018, the Tax Act did not have a material impact on our REIT or subsidiary entities, our ability to continue to qualify as a REIT or on our results of operations.

The Company provided for income, franchise and excise taxes allocated as follows in the consolidated statements of operations and comprehensive income for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Income and other tax expense (benefit) (1)	$878	$478	$1,613
Discontinued operations, net (2)	—	—	12
Provision for income, franchise and excise taxes (3)	$878	$478	$1,625

(1)	Primarily includes state and local income, excise and franchise taxes.
(2)

Primarily represents state and local income, excise and franchise taxes on operating properties sold prior to January 1, 2014 and included in discontinued operations.  The amounts included in discontinued operations for the year ended December 31, 2016 represent trailing activity for properties sold in 2013 and prior years.  None of the properties sold during the years ended December 31, 2018, 2017 and 2016 met the criteria for reporting discontinued operations.

(3)	All provisions for income tax amounts are current and none are deferred.

   During the years ended December 31, 2018, 2017 and 2016, the Company’s tax treatment of dividends and distributions were as follows (unaudited):

	Year Ended December 31,
	2018 (1)	2017 (2)	2016
Tax treatment of dividends and distributions:
Ordinary dividends	$1.84454	$1.22126	$0.722
Long-term capital gain	0.21423	0.18959	9.176
Unrecaptured section 1250 gain	0.06498	0.10040	3.117
Dividends and distributions per
Common Share/Unit outstanding	$2.12375	$1.51125	$13.015

(1)	The Company’s fourth quarter 2018 dividends and distributions of $0.54 per Common Share/Unit outstanding will be included as taxable income in calendar year 2019.
(2)	The Company’s fourth quarter 2017 dividends and distributions of $0.50375 per Common Share/Unit outstanding will be included as taxable income in calendar year 2018.

The unaudited cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2018 and 2017 was approximately $14.0 billion and $14.8 billion, respectively.

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

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new leases standard which sets out principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessors and lessees).  The new standard requires the following:

•

Lessors – Leases are accounted for using an approach that is substantially equivalent to existing guidance for operating, sales-type and financing leases, but aligned with the new revenue recognition standard.  Lessors are required to allocate lease payments to separate lease and non-lease components of each lease agreement, with the non-lease components evaluated under the new revenue recognition standard.

•

Lessees – Leases are accounted for using a dual approach, classifying leases as either operating or finance based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee.  This classification determines whether the lease expense is recognized on a straight-line basis over the term of the lease (for operating leases) or based on an effective interest method (for finance leases).  A lessee is also required to record a right-of-use asset and a lease liability on its balance sheet for all leases with a term of greater than 12 months regardless of their classification as operating or finance leases.  Leases with a term of 12 months or less are accounted for similar to existing guidance for operating leases.

The new standard was effective for the Company effective January 1, 2019.  The new standard was adopted using a modified retrospective method and the Company applied the new guidance as of the adoption date and elected certain practical expedients as described below.

The Company is the lessor for its residential and retail/commercial leases and these leases will continue to be accounted for as operating leases under the new standard.  Therefore, the Company did not have significant changes in the accounting for its lease revenues.

The Company is the lessee under various corporate office and ground leases, which will be recognized as right of use assets and related lease liabilities on its consolidated balance sheets in the first quarter of 2019.  The Company’s corporate office leases where it is the lessee will continue to be accounted for as operating leases under the new standard.  Based on its election of the practical expedients, the Company was not required to reassess the classification of existing ground leases and therefore these leases will continue to be accounted for as operating leases.  However, in the event we materially modify existing ground leases and/or enter into new ground leases after adoption of the new standard, such leases will likely be classified as finance leases.  The Company will record right of use assets and related lease liabilities to its opening balance sheet upon adoption of the new standard on January 1, 2019 that will approximate $300.0 million.  The Company has determined the approximate discount rate ranges of 3.3% to 3.9% for corporate office leases and 4.4% to 5.5% for ground leases.  The discount rates were determined using the Company’s borrowing rates (actual pricing through 30 years and other long-term market rates).

In July 2018, the FASB issued an amendment to the new leases standard, which includes a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single component under the new leases standard.  The amendment also provides a transition option that permits the application of the new guidance as of the adoption date rather than to all periods presented.  The Company elected the practical expedient to account for both its lease and non-lease components as a single component under the leases standard and elected the new transition option as of the date of adoption effective January 1, 2019.

In June 2016, the FASB issued a new standard which requires companies to adopt a new approach for estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans.  The standard requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables.  In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under the new leases standard from the scope of the new credit losses standard.  The new standard will be effective for the Company beginning on January 1, 2020, with early adoption permitted beginning January 1, 2019.  The Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

In August 2017, the FASB issued a final standard which makes changes to the hedge accounting model to enable entities to better portray their risk management activities in the financial statements.  The new standard expands an entity’s ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk and eases certain documentation and assessment requirements.  The new standard also eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of any hedging instrument to be presented in the same income statement line as the hedged instrument.  The Company adopted this new standard as required effective January 1, 2019 and it did not have a material effect on its consolidated results of operations or financial position.

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

For the remaining approximately 6% of rental income that is subject to the new revenue recognition standard, the Company’s disaggregated revenue streams are disclosed in the table below for the year ended December 31, 2018.  These revenue streams have the same timing and pattern of revenue recognition across our reportable segments, with consistent allocations between the leasing and revenue recognition standards.  The revenue streams and percentages are comparable with the percentage of rental income for the years ended December 31, 2017 and 2016.

The following table presents the disaggregation of revenue streams of our rental income for the year ended December 31, 2018 (amounts in thousands):

		Year Ended December 31, 2018
Revenue Stream	Applicable Standard	Amount of Rental Income	Percentage of Rental Income
Leasing revenue	Leases	$2,418,168	93.8%
Utility recoveries (“RUBS”)	Revenue Recognition	63,218	2.5%
Parking revenue	Revenue Recognition	26,743	1.0%
Other revenue	Revenue Recognition	69,552	2.7%
Rental income		$2,577,681	100.0%

Additionally, as part of the new revenue recognition standard, the FASB issued amendments related to partial sales of real estate.  Adoption of the new partial sales standard did not result in a change of accounting for the Company related to its disposition process.  We concluded that the Company’s typical dispositions will continue to meet the criteria for sale and associated profit recognition under both new standards.

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

The new standards were applied retrospectively to all periods presented in the consolidated financial statements.  The Company adopted the standard in the fourth quarter of 2017 and continued to apply the look-through approach for distributions received from equity method investees.  While overall cash flows did not change, there were changes between cash flow classifications due primarily to the debt prepayment penalties that the Company had incurred in comparative periods.

In January 2017, the FASB issued a new standard which clarified the definition of a business.  The standard added additional guidance that assists companies in determining whether transactions should be accounted for as an asset acquisition or a business combination.  The new standard first requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets.  If this threshold is met, the set is not a business.  If this threshold is not met, the entity next evaluates whether the set meets the requirement that a business include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.  Among other differences, transaction costs associated with asset acquisitions are capitalized while those associated with business combinations are expensed as incurred.  In addition, purchase price in an asset acquisition is allocated on a relative fair value basis while in a business combination it is generally measured at fair value.  The new standard is applied prospectively to any transactions occurring within the period of adoption.  The Company early adopted the new standard as allowed effective January 1, 2017.  The Company anticipates that substantially all of its transactions will now be accounted for as asset acquisitions, which means transaction costs will largely be capitalized as noted above.

Other

The Company is the controlling partner in various consolidated partnerships owning 17 properties consisting of 3,535 apartment units having a noncontrolling interest deficit balance of $2.3 million at December 31, 2018.  The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries.  Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning four properties having a noncontrolling interest deficit balance of $9.6 million.  These four partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements.  As of December 31, 2018 the Company estimates the value of Noncontrolling Interest distributions for these four properties would have been approximately $70.4 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the four Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2018 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units) for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
Common Shares
Common Shares outstanding at January 1,	368,018,082	365,870,924	364,755,444
Common Shares Issued:
Conversion of OP Units	131,477	1,149,284	88,838
Exercise of share options	1,056,388	846,137	815,044
Employee Share Purchase Plan (ESPP)	75,414	68,286	63,909
Restricted share grants, net	123,800	83,451	147,689
Common Shares outstanding at December 31,	369,405,161	368,018,082	365,870,924
Units
Units outstanding at January 1,	13,768,438	14,626,075	14,427,164
Restricted unit grants, net	267,074	291,647	287,749
Conversion of OP Units to Common Shares	(131,477)	(1,149,284)	(88,838)
Units outstanding at December 31,	13,904,035	13,768,438	14,626,075
Total Common Shares and Units outstanding at December 31,	383,309,196	381,786,520	380,496,999
Units Ownership Interest in Operating Partnership	3.6%	3.6%	3.8%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at December 31, 2018 and 2017.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total.  Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above.  As of December 31, 2018, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $379.1 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the years ended December 31, 2018, 2017 and 2016, respectively (amounts in thousands):

	2018	2017	2016
Balance at January 1,	$366,955	$442,092	$566,783
Change in market value	13,922	(41,916)	(115,093)
Change in carrying value	(1,771)	(33,221)	(9,598)
Balance at December 31,	$379,106	$366,955	$442,092

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

The following table presents the Company’s issued and outstanding Preferred Shares as of December 31, 2018 and 2017:

			Amounts in thousands
		Annual
	Call	Dividend Per	December 31,	December 31,
	Date (1)	Share (2)	2018	2017
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding as of December 31, 2018 and 2017	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)

On or after the call date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the years ended December 31, 2018, 2017 and 2016:

	2018	2017	2016
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	381,786,520	380,496,999	379,182,608
Issued to General Partner:
Exercise of EQR share options	1,056,388	846,137	815,044
EQR’s Employee Share Purchase Plan (ESPP)	75,414	68,286	63,909
EQR’s restricted share grants, net	123,800	83,451	147,689
Issued to Limited Partners:
Restricted unit grants, net	267,074	291,647	287,749
General and Limited Partner Units outstanding at December 31,	383,309,196	381,786,520	380,496,999
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,768,438	14,626,075	14,427,164
Limited Partner restricted unit grants, net	267,074	291,647	287,749
Conversion of Limited Partner OP Units to EQR Common Shares	(131,477)	(1,149,284)	(88,838)
Limited Partner Units outstanding at December 31,	13,904,035	13,768,438	14,626,075
Limited Partner Units Ownership Interest in Operating Partnership	3.6%	3.6%	3.8%

The Limited Partners of the Operating Partnership as of December 31, 2018 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units.  Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis.  The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units.  Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR.  Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at December 31, 2018 and 2017.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total.  Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above.  As of December 31, 2018, the Redeemable Limited Partner Units have a redemption value of approximately $379.1 million, which represents the value of Common Shares that would be issued in exchange for the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the years ended December 31, 2018, 2017 and 2016, respectively (amounts in thousands):

	2018	2017	2016
Balance at January 1,	$366,955	$442,092	$566,783
Change in market value	13,922	(41,916)	(115,093)
Change in carrying value	(1,771)	(33,221)	(9,598)
Balance at December 31,	$379,106	$366,955	$442,092

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of December 31, 2018 and 2017:

			Amounts in thousands
		Annual
	Call	Dividend Per	December 31,	December 31,
	Date (1)	Unit (2)	2018	2017
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding as of December 31, 2018 and 2017	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

In September 2009, the Company announced the establishment of an At-The-Market (“ATM”) share offering program which would allow EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).  The program currently has a maturity of June 28, 2019.  EQR has the authority to issue 13.0 million shares but has not issued any shares under this program since September 2012.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008 and no repurchases of any kind have occurred since February 2014.  As of December 31, 2018, EQR has remaining authorization to repurchase up to 13.0 million of its shares under the repurchase program.

4.       Real Estate and Lease Intangibles

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2018 and 2017 (amounts in thousands):

	2018	2017
Land	$5,875,803	$5,996,024
Depreciable property:
Buildings and improvements	18,232,625	17,743,042
Furniture, fixtures and equipment	1,722,231	1,548,961
In-Place lease intangibles	481,045	476,359
Projects under development:
Land	25,429	43,226
Construction-in-progress	83,980	120,321
Land held for development:
Land	61,038	62,538
Construction-in-progress	28,871	36,425
Investment in real estate	26,511,022	26,026,896
Accumulated depreciation	(6,696,281)	(6,040,378)
Investment in real estate, net	$19,814,741	$19,986,518

The following table summarizes the carrying amounts for the Company’s above and below market ground and retail lease intangibles as of December 31, 2018 and 2017 (amounts in thousands):

Description	Balance Sheet Location	2018	2017
Assets
Ground lease intangibles – below market	Other Assets	$191,918	$191,918
Retail lease intangibles – above market	Other Assets	1,260	1,260
Lease intangible assets		193,178	193,178
Accumulated amortization		(26,947)	(22,434)
Lease intangible assets, net		$166,231	$170,744

Liabilities
Ground lease intangibles – above market	Other Liabilities	$2,400	$2,400
Retail lease intangibles – below market	Other Liabilities	1,710	5,270
Lease intangible liabilities		4,110	7,670
Accumulated amortization		(1,704)	(5,143)
Lease intangible liabilities, net		$2,406	$2,527

The following table provides a summary of the effect of the amortization for above and below market ground and retail lease intangibles on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

Description	Income Statement Location	2018	2017	2016
Ground lease intangible amortization	Property and Maintenance	$(4,463)	$(4,369)	$(4,321)
Retail lease intangible amortization	Rental Income	71	541	895
Total amortization of above/below market lease intangibles		$(4,392)	$(3,828)	$(3,426)

The following table provides a summary of the aggregate amortization for above and below market ground and retail lease intangibles for each of the next five years (amounts in thousands):

	2019	2020	2021	2022	2023
Ground lease intangibles	$(4,463)	$(4,463)	$(4,463)	$(4,463)	$(4,463)
Retail lease intangibles	71	71	71	27	19
Total	$(4,392)	$(4,392)	$(4,392)	$(4,436)	$(4,444)

Acquisitions and Dispositions

During the year ended December 31, 2018, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

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

During the year ended December 31, 2018, the Company disposed of the following to unaffiliated parties (sales price in thousands):

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

Impairment

During the year ended December 31, 2018, the Company recorded an approximate $0.7 million non-cash asset impairment charge on a property located in the San Francisco market due to physical property damage as a result of a fire at one of the buildings at the property.

During the year ended December 31, 2017, the Company recorded an approximate $1.7 million non-cash asset impairment charge on a land parcel that was being marketed for sale, which is included in land held for development on the consolidated balance sheets and included in the non-same store/other segment discussed in Note 17.  The charge was the result of an analysis of the parcel’s estimated fair value (determined using internally developed models based on market assumptions and potential sales data from the marketing process) compared to its current capitalized carrying value.  The parcel now has a carrying value of $0.2 million.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any separate agreements to acquire rental properties or land parcels as of the date of this filing.

The Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties - Consolidated	1	266	$237,500
Land Parcels (one)	—	—	1,900
Total	1	266	$239,400

The closing of these pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that these transactions will be consummated or that the final terms will not differ in material respects from those summarized above.  See Note 18 for discussion of the properties acquired or disposed of, if any, subsequent to December 31, 2018.

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

The Company has various equity interests in certain joint ventures owning 17 properties containing 3,535 apartment units.  The Company is the general partner or managing member of these joint ventures and is responsible for managing the operations and affairs of the joint ventures as well as making all decisions regarding the businesses of the joint ventures.  The limited partners or non-managing members are not able to exercise substantive kick-out or participating rights.  As a result, the joint ventures qualify as VIEs.  The Company has a controlling financial interest in the VIEs and, thus, is the VIEs’ primary beneficiary.  The Company has both the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs.  As a result, the joint ventures are required to be consolidated on the Company’s financial statements.  The consolidated assets and liabilities related to the joint ventures were approximately $713.6 million and $313.9 million, respectively, at December 31, 2018 and approximately $518.9 million and $307.0 million, respectively, at December 31, 2017.

Investments in Unconsolidated Entities

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of December 31, 2018 and December 31, 2017 (amounts in thousands except for ownership percentage):

	December 31, 2018	December 31, 2017	Ownership Percentage
Investments in Unconsolidated Entities:
Wisconsin Place Developer (VIE) (1)	$42,365	$44,451	33.3%
Operating Properties (Non-VIE) (2)	10,494	12,367	20.0%
Other	5,490	1,436	Varies
Investments in Unconsolidated Entities	$58,349	$58,254

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

(2)	Includes two joint ventures under separate agreements with the same partner totaling 945 apartment units.

7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of December 31, 2018 and 2017 (amounts in thousands):

	December 31, 2018	December 31, 2017
Mortgage escrow deposits:
Real estate taxes and insurance	$876	$845
Replacement reserves	8,641	8,347
Mortgage principal reserves/sinking funds	9,754	3,167
Other	852	852
Mortgage escrow deposits	20,123	13,211
Restricted cash:
Earnest money on pending acquisitions	5,000	750
Restricted deposits on real estate investments	540	58
Resident security and utility deposits	35,659	35,183
Other	7,549	913
Restricted cash	48,748	36,904
Restricted deposits	$68,871	$50,115

8.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.  Weighted average interest rates noted below for the years ended December 31, 2018 and 2017 are net of the effect of any derivative instruments.

Mortgage Notes Payable

As of December 31, 2018, the Company had outstanding mortgage debt of approximately $2.4 billion.

During the year ended December 31, 2018, the Company:

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

The Company recorded $3.0 million of write-offs of unamortized deferred financing costs during the year ended December 31, 2018 as additional interest expense related to debt extinguishment of mortgages.  The Company also recorded $16.3 million of write-offs of net unamortized discounts during the year ended December 31, 2018 as additional interest expense related to debt extinguishment of mortgages.

As of December 31, 2018, the Company had $440.7 million of secured debt (primarily tax-exempt bonds) subject to third party credit enhancement.

As of December 31, 2018, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 28, 2061.  At December 31, 2018, the interest rate range on the Company’s mortgage debt was 0.10% to 6.90%.  During the year ended December 31, 2018, the weighted average interest rate on the Company’s mortgage debt was 4.15%.

The historical cost, net of accumulated depreciation, of encumbered properties was $3.2 billion and $4.4 billion at December 31, 2018 and 2017, respectively.

As of December 31, 2017, the Company had outstanding mortgage debt of approximately $3.6 billion.

During the year ended December 31, 2017, the Company:

•	Repaid $300.0 million of 5.987% mortgage debt held in a Fannie Mae loan pool maturing in 2019 and incurred a prepayment penalty of approximately $10.8 million;
•	Repaid $193.4 million of conventional fixed-rate mortgage loans maturing in 2017 through 2048 and incurred prepayment penalties of approximately $1.5 million; and
•	Repaid $10.7 million of scheduled principal repayments on various mortgage debt.

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

As of December 31, 2017, the Company had $598.6 million of secured debt (primarily tax-exempt bonds) subject to third party credit enhancement.

As of December 31, 2017, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 28, 2061.  At December 31, 2017, the interest rate range on the Company’s mortgage debt was 0.10% to 6.90%.  During the year ended December 31, 2017, the weighted average interest rate on the Company’s mortgage debt was 4.33%.

Notes

The following tables summarize the Company’s unsecured note balances and certain interest rate and maturity date information as of and for the years ended December 31, 2018 and 2017, respectively:

December 31, 2018 (Amounts in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public Notes (1)	$5,485,884	2.85% - 7.57%	4.37%	2020-2047
Floating Rate Public Notes (1)	447,402	(1)	2.84%	2019
Totals	$5,933,286		4.25%

December 31, 2017 (Amounts in thousands)	Net Principal Balance	Interest Rate Ranges	Weighted Average Interest Rate	Maturity Date Ranges
Fixed Rate Public Notes (1)	$4,591,373	2.85% - 7.57%	4.61%	2020-2047
Floating Rate Public Notes (1)	447,439	(1)	1.82%	2019
Totals	$5,038,812		4.35%

(1)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2018 and 2017.

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC on June 28, 2016 and expires on June 28, 2019.

During the year ended December 31, 2018, the Company:

•

Issued $500.0 million of ten-year 3.50% unsecured notes, receiving net proceeds of approximately $497.0 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of 3.61%; and

•

Issued $400.0 million of ten-year 4.15% unsecured notes, receiving net proceeds of approximately $399.3 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of approximately 3.85%.

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

Line of Credit and Commercial Paper

In November 2016, the Company replaced its existing $2.5 billion facility with a $2.0 billion unsecured revolving credit facility maturing January 10, 2022.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.825%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.

In February 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  As of December 31, 2018, there was a balance of $499.2 million outstanding on the commercial paper program ($500.0 million in principal outstanding net of an unamortized discount of $0.8 million).  As of December 31, 2017, there was a balance of $299.8 million outstanding on the commercial paper program ($300.0 million in principal outstanding net of an unamortized discount of $0.2 million).  The notes bear interest at various floating rates with a weighted average of 2.35% and 1.41% for the years ended December 31, 2018 and 2017, respectively, and a weighted average maturity of 22 days and 18 days as of December 31, 2018 and 2017, respectively.

As of December 31, 2018, there were no borrowings outstanding under the revolving credit facility and $6.7 million was restricted/dedicated to support letters of credit.  In addition, the Company limits its utilization of the facility in order to maintain liquidity to support its $500.0 million commercial paper program along with certain other obligations.  As a result, the Company had approximately $1.40 billion available under the facility at December 31, 2018.  During the year ended December 31, 2018, the weighted average interest rate on the revolving credit facility was 2.97%.

As of December 31, 2017, there were no borrowings outstanding under the revolving credit facility and $6.6 million was restricted/dedicated to support letters of credit.  In addition, the Company limits its utilization of the facility in order to maintain liquidity to support its $500.0 million commercial paper program.  As a result, the Company had approximately $1.69 billion available under the facility at December 31, 2017.  During the year ended December 31, 2017, the weighted average interest rate on the revolving credit facility was 2.00%.

Other

In 2017, the Company executed a letter of credit facility with a third party financial institution which is not backed or collateralized by borrowings on the Company’s unsecured revolving credit facility.  As of both December 31, 2018 and 2017, there was $9.0 million in letters of credit outstanding on this facility.

The following table provides a summary of the aggregate payments of principal on all debt for each of the next five years and thereafter as of December 31, 2018 (amounts in thousands):

Year	Total
2019	$974,954
2020	1,129,292
2021	928,106
2022	266,141
2023	1,331,600
Thereafter	4,282,668
Subtotal	8,912,761
Deferred Financing Costs and Unamortized (Discount)	(94,822)
Total	$8,817,939

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models applied internally by the Company that use as their inputs readily observable market parameters (such as forward yield curves and credit default swap data).  Employee holdings other than Common Shares within the supplemental executive retirement plan (the “SERP”) are valued using quoted market prices for identical assets and are included in other assets and other liabilities on the consolidated balance sheets.  Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are valued using the quoted market price of Common Shares.  The fair values disclosed for mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) were calculated using indicative rates provided by lenders of similar loans in the case of mortgage notes payable and the private unsecured debt (including its commercial paper and line of credit, if applicable) and quoted market prices for each underlying issuance in the case of the public unsecured notes.

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at December 31, 2018 and 2017, respectively (amounts in thousands):

	December 31, 2018		December 31, 2017
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$2,385,470	$2,352,502	$3,618,722	$3,615,384
Unsecured debt, net	6,432,469	6,481,426	5,338,569	5,619,744
Total debt, net	$8,817,939	$8,833,928	$8,957,291	$9,235,128

The following table summarizes the Company’s consolidated derivative instruments at December 31, 2018 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$450,000	$500,000
Lowest Interest Rate	2.375%	2.2665%
Highest Interest Rate	2.375%	3.1163%
Maturity Date	2019	2029

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.
(2)

Forward Starting Swaps – Designed to partially fix interest rates in advance of planned future debt issuances.  These swaps have mandatory counterparty terminations in 2020 and are targeted for certain 2019 debt issuances.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at December 31, 2018 and 2017, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$2,000	$—	$2,000	$—
Supplemental Executive Retirement Plan	Other Assets	134,088	134,088	—	—
Total		$136,088	$134,088	$2,000	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$2,277	$—	$2,277	$—
Forward Starting Swaps	Other Liabilities	9,851	—	9,851	—
Supplemental Executive Retirement Plan	Other Liabilities	134,088	134,088	—	—
Total		$146,216	$134,088	$12,128	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$379,106	$—	$379,106	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2017	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$5,143	$—	$5,143	$—
Supplemental Executive Retirement Plan	Other Assets	140,159	140,159	—	—
Total		$145,302	$140,159	$5,143	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$1,597	$—	$1,597	$—
Supplemental Executive Retirement Plan	Other Liabilities	140,159	140,159	—	—
Total		$141,756	$140,159	$1,597	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$366,955	$—	$366,955	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2018, 2017 and 2016, respectively (amounts in thousands):

December 31, 2018 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(680)	Fixed rate debt	Interest expense	$680
Total		$(680)			$680

December 31, 2017 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(3,454)	Fixed rate debt	Interest expense	$3,454
Total		$(3,454)			$3,454

December 31, 2016 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,798)	Fixed rate debt	Interest expense	$1,798
Total		$(1,798)			$1,798

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2018, 2017 and 2016, respectively (amounts in thousands):

	Effective Portion			Ineffective Portion
December 31, 2018 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$5,124	Interest expense	$(18,452)	Interest expense	$—
Total	$5,124		$(18,452)		$—

	Effective Portion			Ineffective Portion
December 31, 2017 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$6,439	Interest expense	$(18,858)	Interest expense	$—
Total	$6,439		$(18,858)		$—

	Effective Portion			Ineffective Portion
December 31, 2016 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(3,989)	Interest expense	$(41,758)	Interest expense	$(74)
Total	$(3,989)		$(41,758)		$(74)

As of December 31, 2018 and 2017, there were approximately $65.0 million and $88.6 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments.  Based on the estimated fair values of the net derivative instruments at December 31, 2018, the Company may recognize an estimated $20.9 million of accumulated other comprehensive income (loss) as additional interest expense during the year ending December 31, 2019.

In November 2018, the Company received approximately $16.4 million to settle six forward starting swaps in conjunction with the issuance of $400.0 million of ten-year unsecured public notes.  The accrued interest of approximately $120,000 was recorded as an increase to interest expense. The remaining $16.5 million will be deferred as a component of accumulated other comprehensive income (loss) and will be recognized as a decrease to interest expense over the first nine years and nine months of the notes.

In February 2018, the Company received approximately $1.6 million to settle two forward starting swaps in conjunction with the issuance of $500.0 million of ten-year unsecured public notes.  The entire $1.6 million was initially deferred as a component of accumulated other comprehensive income (loss) and will be recognized as a decrease to interest expense over the ten-year term of the notes.

In August 2017, the Company received $1.3 million to settle four forward starting swaps in conjunction with the issuance of $400.0 million of ten-year fixed rate public notes.  The entire $1.3 million was initially deferred as a component of accumulated other comprehensive income (loss) and will be recognized as a decrease to interest expense over the ten-year term of the notes.

In October 2016, the Company paid $4.7 million to settle a forward starting swap in conjunction with the issuance of $500.0 million of ten-year fixed rate public notes.  The ineffective portion of approximately $74,000 and accrued interest of approximately $9,000 were recorded as increases to interest expense.  The remaining amount of approximately $4.6 million will be deferred as a component of accumulated other comprehensive income (loss) and recognized as an increase to interest expense over the approximate term of the notes.

10.	Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator for net income per share – basic:
Income from continuing operations	$685,192	$628,381	$4,479,586
Allocation to Noncontrolling Interests – Operating Partnership, net	(24,939)	(22,604)	(171,491)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,718)	(2,323)	(16,430)
Preferred distributions	(3,090)	(3,091)	(3,091)
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	654,445	600,363	4,288,574
Discontinued operations, net of Noncontrolling Interests	—	—	498
Numerator for net income per share – basic	$654,445	$600,363	$4,289,072
Numerator for net income per share – diluted:
Income from continuing operations	$685,192	$628,381	$4,479,586
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,718)	(2,323)	(16,430)
Preferred distributions	(3,090)	(3,091)	(3,091)
Income from continuing operations available to Common Shares	679,384	622,967	4,460,065
Discontinued operations, net	—	—	518
Numerator for net income per share – diluted	$679,384	$622,967	$4,460,583
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	368,052	366,968	365,002
Effect of dilutive securities:
OP Units	12,869	12,901	13,827
Long-term compensation shares/units	2,774	2,809	3,163
Denominator for net income per share – diluted	383,695	382,678	381,992
Net income per share – basic	$1.78	$1.64	$11.75
Net income per share – diluted	$1.77	$1.63	$11.68
Net income per share – basic:
Income from continuing operations available to Common Shares, net of Noncontrolling Interests	$1.78	$1.64	$11.75
Discontinued operations, net of Noncontrolling Interests	—	—	—
Net income per share – basic	$1.78	$1.64	$11.75
Net income per share – diluted:
Income from continuing operations available to Common Shares	$1.77	$1.63	$11.68
Discontinued operations, net	—	—	—
Net income per share – diluted	$1.77	$1.63	$11.68

Distributions declared per Common Share outstanding	$2.16	$2.015	$13.015

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator for net income per Unit – basic and diluted:
Income from continuing operations	$685,192	$628,381	$4,479,586
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,718)	(2,323)	(16,430)
Allocation to Preference Units	(3,090)	(3,091)	(3,091)
Income from continuing operations available to Units	679,384	622,967	4,460,065
Discontinued operations, net	—	—	518
Numerator for net income per Unit – basic and diluted	$679,384	$622,967	$4,460,583
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	380,921	379,869	378,829
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,774	2,809	3,163
Denominator for net income per Unit – diluted	383,695	382,678	381,992
Net income per Unit – basic	$1.78	$1.64	$11.75
Net income per Unit – diluted	$1.77	$1.63	$11.68
Net income per Unit – basic:
Income from continuing operations available to Units	$1.78	$1.64	$11.75
Discontinued operations, net	—	—	—
Net income per Unit – basic	$1.78	$1.64	$11.75
Net income per Unit – diluted:
Income from continuing operations available to Units	$1.77	$1.63	$11.68
Discontinued operations, net	—	—	—
Net income per Unit – diluted	$1.77	$1.63	$11.68

Distributions declared per Unit outstanding	$2.16	$2.015	$13.015

11.	Individually Significant Dispositions

The Company executed an agreement with controlled affiliates of Starwood Capital Group (“Starwood”) on October 23, 2015 to sell a portfolio of 72 operating properties consisting of 23,262 apartment units located in five markets across the United States for $5.365 billion (the “Starwood Transaction” or “Starwood Portfolio”).  The Starwood Portfolio included substantially all of the assets in the Company’s South Florida and Denver (primarily suburban portfolio) markets and certain suburban assets in the Washington D.C., Seattle and Los Angeles markets.  The sale of the Starwood Portfolio represented the continuation of the Company’s strategy, which started over ten years ago, to focus on the urban and high-density suburban markets where we do business today.  On January 26 and 27, 2016, the Company closed on the sale of the entire portfolio described above.

The Company concluded that the Starwood Transaction did not qualify for discontinued operations reporting as it did not represent a strategic shift that had a major effect on the Company’s operations and financial results. However, the Company concluded that the Starwood Transaction did qualify as an individually significant component of the Company as the amount received upon disposal exceeded 10% of total assets, and NOI (see definition in Note 17) represented approximately 1.2% of consolidated NOI (for the approximate one-month period owned in 2016) for the year ended December 31, 2016.  As a result, the following table summarizes the results of operations attributable to the Starwood Transaction for the year ended December 31, 2016 (amounts in thousands):

Year Ended December 31,
2016
REVENUES
Rental income	$30,785
Total revenues	30,785
EXPENSES
Property and maintenance	7,838
Real estate taxes and insurance	2,912
Property management	2
General and administrative	23
Depreciation	—
Total expenses	10,775
Operating income	20,010
Interest and other income	21
Other expenses	—
Interest:
Expense incurred, net	(380)
Amortization of deferred financing costs	(707)
Income and other tax (expense) benefit	(1)
Net gain (loss) on sales of real estate properties	3,161,097
Income from operations attributable to controlling interests – Operating Partnership	3,180,040
Income from operations attributable to Noncontrolling Interests – Operating Partnership	(122,152)
Income from operations attributable to controlling interests – Company	$3,057,888

12.	Share Incentive Plans

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.

On June 16, 2011, the shareholders of EQR approved the Company’s 2011 Share Incentive Plan, as amended (the “2011 Plan”).  The 2011 Plan originally reserved 12,980,741 Common Shares for issuance, which was subsequently adjusted to 14,725,321 Common Shares in accordance with the provisions of the 2011 Plan as a result of the option adjustments required for the special dividends paid in conjunction with the Starwood Transaction.  In conjunction with the approval of the 2011 Plan, no further awards may be granted under the 2002 Share Incentive Plan.  The 2011 Plan expires on June 16, 2021.  As of December 31, 2018, 4,835,914 shares were available for future issuance.

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

The Options are granted at the fair market value of the Company’s Common Shares at the date of grant and generally vest in three equal installments over a three-year period, are exercisable upon vesting and expire ten years from the date of grant (see additional valuation discussion in Note 2).  The exercise price for all Options under the Share Incentive Plans is equal to the fair market value of the underlying Common Shares at the time the Option is granted.  If employment is terminated prior to vesting, the Options are generally canceled.  Options exercised result in new Common Shares being issued on the open market.

Restricted shares are granted at the fair market value of the Company’s Common Shares at the date of grant.  Restricted shares that have been awarded through December 31, 2018 generally vest three years from the award date.  In addition, the Company’s unvested restricted shareholders generally have the same voting rights as any other Common Share holder.  During the three-year period of restriction, the Company’s unvested restricted shareholders receive quarterly dividend payments on their shares at the same rate and on the same date as any other Common Share holder.  As a result, dividends paid on unvested restricted shares are included as a component of retained earnings (included in general partner’s capital in the Operating Partnership’s financial statements) and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation.  If employment is terminated prior to the lapsing of the restriction, the shares are generally canceled.

Restricted units are a class of partnership interests that under certain conditions, including vesting, are convertible by the holder into an equal number of OP Units, which are exchangeable by the holder for Common Shares on a one-for-one basis or the cash value of such shares at the option of the Company.  In connection with the grant of long-term incentive compensation for services provided during a year, officers of the Company are allowed to choose between restricted shares and restricted units.  Restricted units are generally granted at varying discount rates to the fair market value of the Company’s Common Shares at the date of grant due to the book-up risk associated with restricted units (see below for more details) and the liquidity risk associated with various hold period restrictions and generally vest three years from the award date.  In addition, restricted unit holders receive quarterly dividend payments on their restricted units at the same rate and on the same date as any other OP Unit holder (except as noted below).  As a result, dividends paid on restricted units are included as a component of Noncontrolling Interests – Operating Partnership/Limited Partners’ capital and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation.  If employment is terminated prior to vesting, the restricted units are generally canceled.  A restricted unit will automatically convert to an OP Unit when the capital account of each restricted unit increases (“books-up”) to a specified target.  If the capital target is not attained within ten years following the date of issuance, the restricted unit will automatically be canceled and no compensation will be payable to the holder of such canceled restricted unit.

The Company also allows eligible employees the ability to receive immediately vested Options and allows officers the ability to receive immediately vested restricted units (subject to the book-up provisions described above and a two-year hold restriction) in-lieu of any percentage of their annual cash bonus.

In January 2015, the Company revised its executive compensation program for the Chairman, Chief Executive Officer and certain other Executive Officers.  In the latest iteration of the program, the long-term portion of the plan will allow these individuals to earn from 0% to 200% of the target number of long-term incentive (“LTI”) awards, payable in the form of restricted shares and/or restricted units, as determined by the Company’s relative and absolute Total Shareholder Return (“TSR”) and Normalized Funds from Operations (“FFO”) results over a forward-looking three-year performance period.  The Company’s TSR and Normalized FFO performance will be compared to pre-established quantitative performance metrics.  In connection with the grant of LTI plan awards, the individuals are allowed to choose between restricted shares and restricted units.  The grant date fair value of the awards is estimated using a Monte Carlo model for the TSR portion of the awards and the resulting expense is recorded regardless of whether the TSR performance measures are achieved, if the required service is delivered.  The grant date fair value of the awards is estimated similarly to the restricted share and restricted unit discussion above for the Normalized FFO component and the resulting expense is adjusted based on the final achievement obtained.  These awards generally vest three years from the award date.  The grant date fair value is amortized into expense over the service period.  If the executive is retirement-eligible, the grant date fair value is amortized into expense over the first year.  All other awards are amortized into expense over the three year performance/vesting period.

In addition, the LTI awards granted as restricted units will receive quarterly partial dividend payments equal to 10% of any common share dividend on the same date as any other OP Unit holder during the three-year performance period.  As a result, dividends paid on restricted units are included as a component of Noncontrolling Interests – Operating Partnership/Limited Partners’ capital and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation.  The awards granted as restricted shares will not receive dividends during the three-year performance period.  At the end of the three-year performance period, cumulative dividends will be paid for the three-year performance period for any restricted shares or restricted units actually earned, less any dividends already paid on the restricted units.  If employment is terminated prior to vesting, the restricted shares and restricted units are generally canceled.  Once the Company’s absolute and relative TSR and Normalized FFO performance is calculated at the end of the three-year performance period, the executive will earn a certain number of restricted shares and/or restricted units.  No payout would be made for any return below 50% of the target performance metric.

All Trustees, with the exception of the Company’s non-executive Chairman and employee Trustees, are granted options, restricted shares and/or restricted units that vest one-year from the grant date that corresponds to the term for which he or she has been elected to serve.  Since 2016, the non-executive Chairman has only received awards under the LTI plan (see further discussion above).

The Company’s Share Incentive Plans provide for certain benefits upon retirement.  For employees hired prior to January 1, 2009, retirement generally means the termination of employment (other than for cause): (i) on or after age 62 upon signing a release; or (ii) prior to age 62 after meeting the requirements of the Rule of 70 (described below).  For employees hired after January 1, 2009, retirement generally means the termination of employment (other than for cause) after meeting the requirements of the Rule of 70.  For Trustees, retirement generally means termination of service on the Board (other than for cause) on or after age 72.

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

Under the Company’s definitions of retirement, some of its executive officers and its non-executive Chairman are retirement eligible.

For employees hired prior to January 1, 2009 who retire at or after age 62 (or for Trustees who retire at or after age 72), such employee’s or Trustee’s unvested restricted shares, restricted units and share options would immediately vest, and share options would continue to be exercisable for the balance of the applicable ten-year option period, as is provided under the Share Incentive Plans.  For all other employees (those hired after January 1, 2009 and those hired before such date who choose to retire prior to age 62), upon such retirement under the Rule of 70 definition of retirement of employees, such employee’s unvested restricted shares, restricted units and share options would continue to vest per the original vesting schedule (subject to immediate vesting upon the occurrence of a subsequent change in control of the Company or the employee’s death), and options would continue to be exercisable for the balance of the applicable ten-year option period, subject to the employee’s compliance with the non-competition and employee non-solicitation provisions.  The Rule of 70 does not apply to Trustees.  For the individuals mentioned above who receive awards under the LTI plan and retire at or after age 62 (age 72 for the Chairman of the Board) or under the Rule of 70, the award would be prorated in proportion to the number of days worked in the first year of the three-year performance period.  The individual would not receive any payout of shares or units until the final payout is determined at the end of the three-year performance period.  If an employee violates the non-competition and employee non-solicitation provisions after such retirement, all unvested restricted shares, unvested restricted units and unvested and vested share options at the time of the violation would be void, unless otherwise determined by the Compensation Committee of the Board of Trustees.

The following tables summarize compensation information regarding the restricted shares, restricted units, share options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

	Year Ended December 31, 2018
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$7,406	$852	$—	$8,258	$754
Restricted units (2)	12,310	36	1,663	14,009	963
Share options	6,683	296	2,755	9,734	—
ESPP discount	733	34	—	767	—
Total	$27,132	$1,218	$4,418	$32,768	$1,717

	Year Ended December 31, 2017
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$9,209	$568	$—	$9,777	$761
Restricted units (2)	10,214	119	190	10,523	741
Share options	4,893	323	1,619	6,835	—
ESPP discount	681	66	—	747	—
Total	$24,997	$1,076	$1,809	$27,882	$1,502

	Year Ended December 31, 2016
	Compensation Expense	Compensation Capitalized	Restricted Units In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$13,539	$1,477	$—	$15,016	$6,494
Restricted units (2)	13,567	591	4,022	18,180	7,762
Share options	2,839	593	—	3,432	—
ESPP discount	585	65	—	650	—
Total	$30,530	$2,726	$4,022	$37,278	$14,256
(1)

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

The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above.  The total compensation expense related to Awards not yet vested at December 31, 2018 is $7.5 million (excluding the accelerated expenses for individuals approaching or meeting the retirement age criteria discussed above), which is expected to be recognized over a weighted average term of 1.31 years.

See Note 2 for additional information regarding the Company’s share-based compensation.

The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2018, 2017 and 2016:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	Restricted Units	Weighted Average Fair Value per Restricted Unit
Balance at December 31, 2015	5,734,365	$48.04	522,150	$63.67	888,725	$63.91
Awards granted (1) (5)	154,016	$64.99	154,296	$75.19	289,273	$81.05
Awards exercised/vested (2) (3) (4)	(815,044)	$38.01	(217,805)	$57.75	(374,217)	$52.73
Awards forfeited	(10,512)	$63.43	(6,607)	$70.73	(1,524)	$86.35
Awards expired	(710)	$68.40	—	—	—	—
Special dividend adjustment (6)	960,986	N/A	—	—	—	—
Balance at December 31, 2016	6,023,101	$42.05	452,034	$70.35	802,257	$75.26
Awards granted (1) (5)	1,337,898	$60.88	93,867	$61.94	291,921	$68.57
Awards exercised/vested (2) (3) (4)	(846,137)	$37.26	(165,744)	$58.04	(192,644)	$54.16
Awards forfeited	(27,547)	$61.85	(10,416)	$72.44	(274)	$75.50
Awards expired	(3,483)	$65.91	—	—	—	—
Balance at December 31, 2017	6,483,832	$46.46	369,741	$73.67	901,260	$77.61
Awards granted (1) (5)	1,730,942	$60.40	129,303	$62.25	267,074	$61.60
Awards exercised/vested (2) (3) (4)	(1,056,388)	$29.05	(194,116)	$77.32	(28,486)	$55.50
Awards forfeited	(38,133)	$60.74	(5,503)	$65.77	—	$—
Awards expired	(8,018)	$59.70	—	—	—	—
Balance at December 31, 2018	7,112,235	$52.35	299,425	$66.52	1,139,848	$71.07
(1)	The weighted average grant date fair value for Options granted during the years ended December 31, 2018, 2017 and 2016 was $6.17 per share, $5.86 per share and $11.09 per share, respectively.
(2)

The aggregate intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $42.9 million, $25.6 million and $26.2 million, respectively.  These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

(3)	The fair value of restricted shares vested during the years ended December 31, 2018, 2017 and 2016 was $11.5 million, $10.2 million and $15.6 million, respectively.
(4)	The fair value of restricted units vested during the years ended December 31, 2018, 2017 and 2016 was $1.8 million, $11.7 million and $27.2 million, respectively.
(5)	Includes LTI plan awards granted under the executive compensation program.
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

The following table summarizes information regarding options outstanding and exercisable at December 31, 2018 (aggregate intrinsic value is in thousands):

	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Options Outstanding	7,112,235	5.58	$52.35	$97,633
Options Exercisable	5,328,020	4.52	$49.57	$88,031
Vested and expected to vest	7,096,243	5.57	$52.33	$97,543
(1)	The aggregate intrinsic values were calculated as the excess, if any, between the Company’s closing share price of $66.01 per share on December 31, 2018 and the strike price of the underlying awards.

As of December 31, 2017 and 2016, 5,336,043 Options (with a weighted average exercise price of $43.24) and 5,610,677 Options (with a weighted average exercise price of $40.91) were exercisable, respectively.

13.	Employee Plans

The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of EQR.  The Company registered 7,000,000 Common Shares under the ESPP, of which 2,762,463 Common Shares remained available for purchase at December 31, 2018.  The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter.  The following table summarizes information regarding the Common Shares issued under the ESPP (the net proceeds noted below were contributed to ERPOP in exchange for OP Units):

	Year Ended December 31,
	2018	2017	2016
	(Amounts in thousands except share and per share amounts)
Shares issued	75,414	68,286	63,909
Issuance price ranges	$47.80 – $57.09	$52.79 – $58.06	$51.85 – $63.37
Issuance proceeds	$3,879	$3,744	$3,686

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria.  The Company matches dollar for dollar up to the first 4% of eligible compensation that a participant contributes to the 401(k) Plan for all employees except those defined as highly compensated employees, whose match is 3%.  Participants are vested in the Company’s contributions over five years.  The Company recognized an expense in the amount of $4.9 million, $4.6 million and $4.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

On September 30, 2014, the Company filed with the SEC a Form S-3 Registration Statement to register 4,790,000 Common Shares pursuant to a Distribution Reinvestment Plan (the “2014 DRIP”), which included the remaining shares available for issuance under a previous registration.  The registration was automatically declared effective the same day and will expire when all 4,790,000 shares have been issued.  The Company has 4,676,606 Common Shares available for issuance under the 2014 DRIP at December 31, 2018.

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

The Company leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees.  The lease terminates on January 31, 2022.  Amounts incurred for such office space for the years ended December 31, 2018, 2017 and 2016, respectively, were approximately $2.5 million, $2.8 million and $2.7 million.  The Company believes these amounts equal market rates for such rental space.

16.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws.  Compliance by the Company with existing laws has not had a material adverse effect on the Company.  However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.  As of December 31, 2018, the Company does have environmental reserves totaling approximately $4.5 million related to three of its properties.

The Company had established a reserve related to various litigation matters associated with its Massachusetts properties and periodically assessed the adequacy of the reserve and made adjustments as necessary.  As of December 31, 2018, the matters were resolved for a total payout of $0.9 million and no reserve remains outstanding.

The Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of December 31, 2018, the Company has three wholly owned projects totaling 690 apartment units in various stages of development with remaining commitments to fund of approximately $414.1 million and estimated completion dates ranging through September 30, 2021, as well as other completed development projects that are in various stages of lease-up or are stabilized.

As of December 31, 2018, the Company has two unconsolidated operating properties that are owned with the same third party joint venture partner under separate agreements.  The joint venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions.  The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.

During the years ended December 31, 2018, 2017 and 2016, total operating lease expense for ground leases and office space, including a portion of real estate taxes, insurance, repairs and utilities, aggregated $27.8 million, $26.6 million and $26.2 million, respectively.

The Company has entered into a retirement benefits agreement with its Chairman of the Board of Trustees and deferred compensation agreements with its Vice Chairman and one former chief executive officer.  During the years ended December 31, 2018, 2017 and 2016, the Company recognized compensation expense of $0.3 million, $0.4 million and $0.3 million, respectively, related to these agreements.

The following table summarizes the Company’s contractual obligations for minimum rent payments under operating leases and deferred compensation for the next five years and thereafter as of December 31, 2018:

(Payments)/Receipts Due by Year (in thousands)
	2019	2020	2021	2022	2023	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$(16,718)	$(16,726)	$(16,665)	$(14,500)	$(14,339)	$(953,001)	$(1,031,949)
Minimum Rent Receipts (b)	$64,790	$61,409	$57,326	$53,193	$46,016	$172,694	$455,428
Other Long-Term Liabilities:
Deferred Compensation (c)	$(803)	$(1,100)	$(1,100)	$(1,100)	$(975)	$(3,810)	$(8,888)
(a)	Minimum basic rent due for various office space the Company leases and fixed base rent due on ground leases for 12 properties.
(b)	Minimum basic rent receipts due for various retail/commercial space where the Company is the lessor.
(c)	Estimated payments to the Company’s Chairman, Vice Chairman and one former CEO based on actual and estimated retirement dates.
17.	Reportable Segments

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  The Company’s geographic same store operating segments located in urban and high density suburban markets represent its reportable segments (the two Denver properties acquired in the third quarter of 2018 are currently included in non–same store).  The Company’s operating segments located in its other markets (Phoenix) that are not material have also been included in the tables presented below.

The Company’s fee and asset management and development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2018, 2017 and 2016.

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

The following table presents a reconciliation of NOI from our rental real estate specific to continuing operations for the years ended December 31, 2018, 2017 and 2016, respectively (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Rental income	$2,577,681	$2,470,689	$2,422,233
Property and maintenance expense	(429,335)	(405,281)	(406,823)
Real estate taxes and insurance expense	(357,814)	(335,495)	(317,387)
Total operating expenses	(787,149)	(740,776)	(724,210)
Net operating income	$1,790,532	$1,729,913	$1,698,023

The following tables present NOI for each segment from our rental real estate specific to continuing operations for the years ended December 31, 2018, 2017 and 2016, respectively, as well as total assets and capital expenditures at December 31, 2018 and 2017, respectively (amounts in thousands):

	Year Ended December 31, 2018			Year Ended December 31, 2017			Year Ended December 31, 2016
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$416,688	$119,473	$297,215	$402,192	$114,055	$288,137	$382,425	$111,055	$271,370
Orange County	91,650	22,071	69,579	88,527	21,544	66,983	84,590	20,600	63,990
San Diego	91,971	24,023	67,948	88,507	23,073	65,434	84,646	22,366	62,280
Subtotal - Southern California	600,309	165,567	434,742	579,226	158,672	420,554	551,661	154,021	397,640

San Francisco	442,773	105,686	337,087	430,501	108,689	321,812	371,633	90,393	281,240
Washington D.C.	434,545	134,427	300,118	430,060	129,720	300,340	424,350	126,154	298,196
New York	458,366	181,040	277,326	454,945	170,064	284,881	456,664	159,302	297,362
Boston	229,079	63,348	165,731	223,595	60,931	162,664	225,014	62,650	162,364
Seattle	196,479	55,165	141,314	191,074	52,470	138,604	168,975	46,255	122,720
Other Markets	1,940	657	1,283	1,839	652	1,187	1,797	567	1,230
Total same store	2,363,491	705,890	1,657,601	2,311,240	681,198	1,630,042	2,200,094	639,342	1,560,752

Non-same store/other (2) (3)
Non-same store	190,814	63,907	126,907	95,016	30,742	64,274	117,143	41,877	75,266
Other (3)	23,376	17,352	6,024	64,433	28,836	35,597	104,996	42,991	62,005
Total non-same store/other	214,190	81,259	132,931	159,449	59,578	99,871	222,139	84,868	137,271

Totals	$2,577,681	$787,149	$1,790,532	$2,470,689	$740,776	$1,729,913	$2,422,233	$724,210	$1,698,023

(1)

For the years ended December 31, 2018 and 2017, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2017, less properties subsequently sold, which represented 71,721 apartment units.  For the year ended December 31, 2016, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2016, less properties subsequently sold, which represented 70,117 apartment units.

(2)

For the years ended December 31, 2018 and 2017, non-same store primarily includes properties acquired after January 1, 2017, plus any properties in lease-up and not stabilized as of January 1, 2017.  For the year ended December 31, 2016, non-same store primarily includes properties acquired after January 1, 2016, plus any properties in lease-up and not stabilized as of January 1, 2016.

(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Year Ended December 31, 2018		Year Ended December 31, 2017
	Total Assets	Capital Expenditures	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,608,347	$28,306	$2,692,602	$26,921
Orange County	318,472	8,192	328,593	9,237
San Diego	405,449	4,525	421,267	4,922
Subtotal - Southern California	3,332,268	41,023	3,442,462	41,080

San Francisco	2,967,735	44,837	3,039,552	38,618
Washington D.C.	3,702,368	29,616	3,803,185	35,423
New York	4,063,568	23,472	4,160,603	30,403
Boston	1,589,000	24,623	1,636,925	28,687
Seattle	1,277,865	17,825	1,316,678	21,646
Other Markets	12,781	163	12,768	103
Total same store	16,945,585	181,559	17,412,173	195,960

Non-same store/other (2) (3)
Non-same store	2,940,770	6,665	2,276,312	3,704
Other (3)	507,854	277	882,114	2,943
Total non-same store/other	3,448,624	6,942	3,158,426	6,647

Totals	$20,394,209	$188,501	$20,570,599	$202,607

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2017, less properties subsequently sold, which represented 71,721 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2017, plus any properties in lease-up and not stabilized as of January 1, 2017.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
18.	Subsequent Events/Other

Subsequent Events

Subsequent to December 31, 2018, the Company:

•	Acquired three properties consisting of 579 apartment units for approximately $258.7 million; and
•	Obtained $288.1 million in 3.94% fixed rate mortgage debt held in a Fannie Mae loan pool maturing on March 1, 2029.

Other

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	3/31	6/30	9/30	12/31
Total revenues	$633,016	$639,808	$652,867	$652,743
Operating income	196,869	217,654	224,731	219,306
Net income *	220,548	118,410	223,846	122,388
Net income available to Common Shares	211,036	112,830	214,164	116,415
Earnings per share – basic:
Net income available to Common Shares	$0.57	$0.31	$0.58	$0.32
Weighted average Common Shares outstanding	367,800	367,930	368,028	368,445
Earnings per share – diluted:
Net income available to Common Shares	$0.57	$0.31	$0.58	$0.31
Weighted average Common Shares outstanding	383,018	383,423	383,884	384,296

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017	3/31	6/30	9/30	12/31
Total revenues	$604,100	$612,480	$624,122	$630,704
Operating income	204,371	210,550	217,786	214,764
Net income *	149,941	204,160	144,196	130,084
Net income available to Common Shares	142,969	195,268	137,457	124,669
Earnings per share – basic:
Net income available to Common Shares	$0.39	$0.53	$0.37	$0.34
Weighted average Common Shares outstanding	366,605	366,820	366,996	367,442
Earnings per share – diluted:
Net income available to Common Shares	$0.39	$0.53	$0.37	$0.34
Weighted average Common Shares outstanding	382,280	382,692	382,945	383,105

* The Company did not have any discontinued operations, extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2018 and 2017.  Therefore, income from continuing operations and income before extraordinary items and cumulative effect of change in accounting principle are not shown as they were both equal to the net income amounts disclosed above.

ERP Operating Limited Partnership

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end.  Amounts are in thousands, except for per Unit amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018	3/31	6/30	9/30	12/31
Total revenues	$633,016	$639,808	$652,867	$652,743
Operating income	196,869	217,654	224,731	219,306
Net income *	220,548	118,410	223,846	122,388
Net income available to Units	219,095	117,129	222,323	120,837
Earnings per Unit – basic:
Net income available to Units	$0.57	$0.31	$0.58	$0.32
Weighted average Units outstanding	380,663	380,795	380,912	381,306
Earnings per Unit – diluted:
Net income available to Units	$0.57	$0.31	$0.58	$0.31
Weighted average Units outstanding	383,018	383,423	383,884	384,296

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017	3/31	6/30	9/30	12/31
Total revenues	$604,100	$612,480	$624,122	$630,704
Operating income	204,371	210,550	217,786	214,764
Net income *	149,941	204,160	144,196	130,084
Net income available to Units	148,380	202,622	142,623	129,342
Earnings per Unit – basic:
Net income available to Units	$0.39	$0.53	$0.37	$0.34
Weighted average Units outstanding	379,504	379,733	379,906	380,325
Earnings per Unit – diluted:
Net income available to Units	$0.39	$0.53	$0.37	$0.34
Weighted average Units outstanding	382,280	382,692	382,945	383,105

* The Operating Partnership did not have any discontinued operations, extraordinary items or cumulative effect of change in accounting principle during the years ended December 31, 2018 and 2017.  Therefore, income from continuing operations and income before extraordinary items and cumulative effect of change in accounting principle are not shown as they were both equal to the net income amounts disclosed above.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Overall Summary

December 31, 2018

	Properties (H)	Apartment Units (H)	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances (1)
Wholly Owned Unencumbered	240	62,862	$21,609,130,732	$(5,400,484,879)	$16,208,645,853	$—
Wholly Owned Encumbered	48	12,140	4,023,117,169	(1,039,436,780)	2,983,680,389	2,081,887,149
Wholly Owned Properties	288	75,002	25,632,247,901	(6,439,921,659)	19,192,326,242	2,081,887,149
Partially Owned Unencumbered	9	1,847	516,719,235	(116,736,579)	399,982,656	—
Partially Owned Encumbered	8	1,688	362,054,538	(139,622,501)	222,432,037	303,583,335
Partially Owned Properties	17	3,535	878,773,773	(256,359,080)	622,414,693	303,583,335
Total Unencumbered Properties	249	64,709	22,125,849,967	(5,517,221,458)	16,608,628,509	—
Total Encumbered Properties	56	13,828	4,385,171,707	(1,179,059,281)	3,206,112,426	2,385,470,484
Total Consolidated Investment in Real Estate	305	78,537	$26,511,021,674	$(6,696,280,739)	$19,814,740,935	$2,385,470,484

(1)	See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2018

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Amount
Archstone Master Property Holdings LLC	13	I	$797,768,476
Portfolio/Entity Encumbrances	13		797,768,476
Individual Property Encumbrances			1,587,702,008
Total Encumbrances per Financial Statements			$2,385,470,484

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Balance, beginning of year	$26,026,896	$25,386,425	$28,542,697
Acquisitions and development	855,254	710,960	832,803
Improvements	192,661	204,113	174,981
Dispositions and other	(563,789)	(274,602)	(4,164,056)
Balance, end of year	$26,511,022	$26,026,896	$25,386,425

The changes in accumulated depreciation for the years ended December 31, 2018, 2017 and 2016 are as follows:

	2018	2017	2016
Balance, beginning of year	$6,040,378	$5,360,389	$6,084,616
Depreciation	785,725	743,749	705,649
Dispositions and other	(129,822)	(63,760)	(1,429,876)
Balance, end of year	$6,696,281	$6,040,378	$5,360,389

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2018

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/18
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/18	Encumbrances
Wholly Owned Unencumbered:
100 K Apartments (fka 100K Street)	Washington, D.C.	—	2018	222	$15,600,000	$69,516,265	$—	$15,600,000	$69,516,265	$85,116,265	$(270,039)	$84,846,226	$—
140 Riverside Boulevard	New York, NY	G	2003	354	103,539,100	94,082,725	9,479,410	103,539,100	103,562,135	207,101,235	(48,691,122)	158,410,113	—
160 Riverside Boulevard	New York, NY	G	2001	455	139,933,500	190,964,745	15,656,370	139,933,500	206,621,115	346,554,615	(96,815,700)	249,738,915	—
170 Amsterdam	New York, NY	G	2015	236	—	112,096,955	235,580	—	112,332,535	112,332,535	(16,016,094)	96,316,441	—
175 Kent	Brooklyn, NY	G	2011	113	22,037,831	53,962,169	1,701,936	22,037,831	55,664,105	77,701,936	(16,317,361)	61,384,575	—
180 Montague (fka Brooklyn Heights)	Brooklyn, NY	G	2000	193	32,400,000	92,675,228	3,859,381	32,400,000	96,534,609	128,934,609	(23,584,176)	105,350,433	—
180 Riverside Boulevard	New York, NY	G	1998	516	144,968,250	138,346,681	13,831,031	144,968,250	152,177,712	297,145,962	(72,790,895)	224,355,067	—
1111 Belle Pre (fka The Madison)	Alexandria, VA	G	2014	360	18,937,702	94,758,679	278,928	18,937,702	95,037,607	113,975,309	(22,340,533)	91,634,776	—
1210 Mass	Washington, D.C.	G	2004	144	9,213,512	36,559,189	2,537,398	9,213,512	39,096,587	48,310,099	(18,478,163)	29,831,936	—
1401 E. Madison	Seattle, WA	G	(F)	—	10,401,958	24,121,307	—	10,401,958	24,121,307	34,523,265	—	34,523,265	—
1500 Mass Ave	Washington, D.C.	G	1951	556	54,638,298	40,361,702	15,209,807	54,638,298	55,571,509	110,209,807	(26,934,077)	83,275,730	—
1800 Oak (fka Rosslyn)	Arlington, VA	G	2003	314	31,400,000	109,005,734	6,217,218	31,400,000	115,222,952	146,622,952	(28,057,310)	118,565,642	—
2201 Pershing Drive	Arlington, VA	G	2012	188	11,321,198	49,674,175	2,567,690	11,321,198	52,241,865	63,563,063	(13,457,087)	50,105,976	—
2201 Wilson	Arlington, VA	G	2000	219	21,900,000	78,724,663	3,697,727	21,900,000	82,422,390	104,322,390	(20,152,746)	84,169,644	—
2400 M St	Washington, D.C.	G	2006	359	30,006,593	114,013,785	4,562,289	30,006,593	118,576,074	148,582,667	(53,570,540)	95,012,127	—
249 Third Street (fka Kendall Square II)	Cambridge, MA	G	(F)	—	4,603,326	21,564,301	—	4,603,326	21,564,301	26,167,627	—	26,167,627	—
315 on A	Boston, MA	G	2013	202	14,450,070	115,824,930	766,896	14,450,070	116,591,826	131,041,896	(18,672,172)	112,369,724	—
340 Fremont (fka Rincon Hill)	San Francisco, CA	—	2016	348	42,000,000	247,811,082	92,829	42,000,000	247,903,911	289,903,911	(23,751,926)	266,151,985	—
3003 Van Ness (fka Van Ness)	Washington, D.C.	—	1970	625	56,300,000	141,191,580	6,576,256	56,300,000	147,767,836	204,067,836	(38,475,875)	165,591,961	—
45 Worthington (CityView II)	Boston, MA	—	(F)	—	—	2,644,777	—	—	2,644,777	2,644,777	—	2,644,777	—
425 Mass	Washington, D.C.	G	2009	559	28,150,000	138,600,000	4,379,551	28,150,000	142,979,551	171,129,551	(48,799,382)	122,330,169	—
455 Eye Street	Washington, D.C.	G	2017	174	11,941,406	61,395,797	20,856	11,941,406	61,416,653	73,358,059	(3,530,514)	69,827,545	—
4701 Willard	Chevy Chase, MD	G	1966	517	76,921,130	153,947,682	30,602,147	76,921,130	184,549,829	261,470,959	(58,855,681)	202,615,278	—
4885 Edgemoor Lane	Bethesda, MD	—	(F)	—	—	3,766,336	—	—	3,766,336	3,766,336	—	3,766,336	—
4th and Hill	Los Angeles, CA	—	(F)	—	13,131,456	14,133,106	—	13,131,456	14,133,106	27,264,562	—	27,264,562	—
600 Washington	New York, NY	G	2004	135	32,852,000	43,140,551	1,100,410	32,852,000	44,240,961	77,092,961	(20,829,342)	56,263,619	—
660 Washington (fka Boston Common)	Boston, MA	G	2006	420	106,100,000	166,311,679	3,523,700	106,100,000	169,835,379	275,935,379	(41,138,920)	234,796,459	—
70 Greene	Jersey City, NJ	G	2010	480	28,108,899	236,763,553	2,269,833	28,108,899	239,033,386	267,142,285	(73,802,320)	193,339,965	—
71 Broadway	New York, NY	G	1997	238	22,611,600	77,492,171	15,001,275	22,611,600	92,493,446	115,105,046	(47,229,499)	67,875,547	—
77 Bluxome	San Francisco, CA	—	2007	102	5,249,124	18,609,876	443,622	5,249,124	19,053,498	24,302,622	(5,793,095)	18,509,527	—
77 Park Avenue (fka Hoboken)	Hoboken, NJ	G	2000	301	27,900,000	168,992,440	6,604,709	27,900,000	175,597,149	203,497,149	(41,358,995)	162,138,154	—
777 Sixth	New York, NY	G	2002	294	65,352,706	65,747,294	4,014,061	65,352,706	69,761,355	135,114,061	(28,362,079)	106,751,982	—
88 Hillside	Daly City, CA	G	2011	95	7,786,800	31,587,325	3,069,561	7,786,800	34,656,886	42,443,686	(10,033,292)	32,410,394	—
855 Brannan	San Francisco, CA	G	2018	449	41,363,921	280,655,909	32,065	41,363,921	280,687,974	322,051,895	(12,233,138)	309,818,757	—
Acappella	Pasadena, CA	—	2002	143	5,839,548	29,360,452	2,165,266	5,839,548	31,525,718	37,365,266	(11,163,153)	26,202,113	—
Acton Courtyard	Berkeley, CA	G	2003	71	5,550,000	15,785,509	303,373	5,550,000	16,088,882	21,638,882	(7,089,343)	14,549,539	—
Alban Towers	Washington, D.C.	—	1934	229	18,900,000	89,794,201	4,895,344	18,900,000	94,689,545	113,589,545	(22,245,031)	91,344,514	—
Alborada	Fremont, CA	—	1999	442	24,310,000	59,214,129	9,293,818	24,310,000	68,507,947	92,817,947	(41,761,182)	51,056,765	—
Altitude (fka Village at Howard Hughes, The (Lots 1 & 2))	Los Angeles, CA	—	2016	545	43,783,485	148,378,972	123,006	43,783,485	148,501,978	192,285,463	(14,509,419)	177,776,044	—
Alton, The (fka Millikan)	Irvine, CA	—	2017	344	11,049,027	95,898,795	27,038	11,049,027	95,925,833	106,974,860	(7,393,177)	99,581,683	—
Arbor Terrace	Sunnyvale, CA	—	1979	175	9,057,300	18,483,642	9,866,646	9,057,300	28,350,288	37,407,588	(16,398,864)	21,008,724	—
Arches, The	Sunnyvale, CA	—	1974	410	26,650,000	62,850,000	2,142,608	26,650,000	64,992,608	91,642,608	(22,783,366)	68,859,242	—
Artech Building	Berkeley, CA	G	2002	27	1,642,000	9,152,518	2,118,504	1,642,000	11,271,022	12,913,022	(4,123,265)	8,789,757	—
Artisan on Second	Los Angeles, CA	—	2008	118	8,000,400	36,074,600	1,046,371	8,000,400	37,120,971	45,121,371	(11,684,515)	33,436,856	—
Artistry Emeryville (fka Emeryville)	Emeryville, CA	—	1994	267	12,300,000	61,466,267	6,802,555	12,300,000	68,268,822	80,568,822	(17,833,191)	62,735,631	—
Atelier	Brooklyn, NY	G	2015	120	32,401,680	47,135,432	313,737	32,401,680	47,449,169	79,850,849	(6,648,014)	73,202,835	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2018

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/18
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/18	Encumbrances
Avanti	Anaheim, CA	—	1987	162	12,960,000	18,497,683	3,876,996	12,960,000	22,374,679	35,334,679	(10,360,476)	24,974,203	—
Avenue Two	Redwood City, CA	—	1972	123	7,995,000	18,005,000	2,385,284	7,995,000	20,390,284	28,385,284	(6,758,825)	21,626,459	—
Azure (fka Mission Bay-Block 13)	San Francisco, CA	—	2015	273	32,855,115	152,628,044	201,962	32,855,115	152,830,006	185,685,121	(19,304,541)	166,380,580	—
Bay Hill	Long Beach, CA	—	2002	160	7,600,000	27,437,239	3,501,456	7,600,000	30,938,695	38,538,695	(15,493,308)	23,045,387	—
Beatrice, The	New York, NY	—	2010	302	114,351,405	165,648,595	1,583,190	114,351,405	167,231,785	281,583,190	(46,223,187)	235,360,003	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	—	2000	1	63,158	236,157	2,098	63,158	238,255	301,413	(83,348)	218,065	—
Belle Fontaine	Marina Del Rey, CA	—	2003	102	9,098,808	28,701,192	1,277,604	9,098,808	29,978,796	39,077,604	(8,865,592)	30,212,012	—
Breakwater at Marina Del Rey	Marina Del Rey, CA	—	1964-1969	224	—	73,189,262	2,103,728	—	75,292,990	75,292,990	(19,870,053)	55,422,937	—
Briarwood (CA)	Sunnyvale, CA	—	1985	192	9,991,500	22,247,278	4,121,529	9,991,500	26,368,807	36,360,307	(17,956,685)	18,403,622	—
Bridford Lakes II	Greensboro, NC	—	(F)	—	200,000	—	—	200,000	—	200,000	—	200,000	—
Brooklyner, The (fka 111 Lawrence)	Brooklyn, NY	G	2010	490	40,099,922	221,438,631	3,760,049	40,099,922	225,198,680	265,298,602	(61,813,037)	203,485,565	—
C on Pico	Los Angeles, CA	—	2014	94	17,125,766	28,074,234	192,535	17,125,766	28,266,769	45,392,535	(3,822,366)	41,570,169	—
Carlyle Mill	Alexandria, VA	—	2002	317	10,000,000	51,367,913	8,584,023	10,000,000	59,951,936	69,951,936	(32,763,420)	37,188,516	—
Carmel Terrace	San Diego, CA	—	1988-1989	384	2,288,300	20,596,281	12,173,035	2,288,300	32,769,316	35,057,616	(27,594,760)	7,462,856	—
Cascade	Seattle, WA	G	2017	477	23,751,564	148,150,309	1,109	23,751,564	148,151,418	171,902,982	(8,307,229)	163,595,753	—
Centennial (fka Centennial Court & Centennial Tower)	Seattle, WA	G	1991/2001	408	9,700,000	70,080,378	12,240,924	9,700,000	82,321,302	92,021,302	(40,391,210)	51,630,092	—
Centre Club Combined	Ontario, CA	—	1994 & 2002	412	7,436,000	33,014,789	9,207,501	7,436,000	42,222,290	49,658,290	(24,948,636)	24,709,654	—
Chloe	Seattle, WA	G	2010	117	14,835,571	39,359,650	628,879	14,835,571	39,988,529	54,824,100	(2,779,352)	52,044,748	—
Church Corner	Cambridge, MA	G	1987	85	5,220,000	16,744,643	3,104,358	5,220,000	19,849,001	25,069,001	(10,167,185)	14,901,816	—
City Gate at Cupertino (fka Cupertino)	Cupertino, CA	—	1998	311	40,400,000	95,937,046	7,410,552	40,400,000	103,347,598	143,747,598	(25,436,921)	118,310,677	—
City Pointe	Fullerton, CA	G	2004	183	6,863,792	36,476,208	2,047,704	6,863,792	38,523,912	45,387,704	(14,150,420)	31,237,284	—
City Square Bellevue (fka Bellevue)	Bellevue, WA	G	1998	191	15,100,000	41,876,257	3,476,525	15,100,000	45,352,782	60,452,782	(11,624,754)	48,828,028	—
CityView at Longwood	Boston, MA	G	1970	295	14,704,898	79,195,102	13,594,830	14,704,898	92,789,932	107,494,830	(33,266,169)	74,228,661	—
Clarendon, The	Arlington, VA	G	2005	292	30,400,340	103,824,660	2,390,107	30,400,340	106,214,767	136,615,107	(33,551,922)	103,063,185	—
Cleo, The	Los Angeles, CA	—	1989	92	6,615,467	14,829,335	3,945,639	6,615,467	18,774,974	25,390,441	(9,223,334)	16,167,107	—
Connecticut Heights	Washington, D.C.	—	1974	518	27,600,000	114,002,295	9,236,604	27,600,000	123,238,899	150,838,899	(29,100,080)	121,738,819	—
Corcoran House at DuPont Circle (fka DuPont Circle)	Washington, D.C.	G	1961	138	13,500,000	26,913,113	1,945,268	13,500,000	28,858,381	42,358,381	(7,970,206)	34,388,175	—
Courthouse Plaza	Arlington, VA	G	1990	396	—	87,386,024	5,810,948	—	93,196,972	93,196,972	(25,008,039)	68,188,933	—
Creekside (San Mateo)	San Mateo, CA	—	1985	192	9,606,600	21,193,231	4,714,294	9,606,600	25,907,525	35,514,125	(17,827,109)	17,687,016	—
Cronins Landing	Waltham, MA	G	1998	281	32,300,000	85,119,324	9,986,941	32,300,000	95,106,265	127,406,265	(23,112,933)	104,293,332	—
Crystal Place	Arlington, VA	—	1986	181	17,200,000	47,918,975	3,799,780	17,200,000	51,718,755	68,918,755	(13,497,731)	55,421,024	—
Deerwood (SD)	San Diego, CA	—	1990	316	2,082,095	18,739,815	15,328,542	2,082,095	34,068,357	36,150,452	(29,457,997)	6,692,455	—
Del Mar Ridge	San Diego, CA	—	1998	181	7,801,824	36,948,176	3,997,663	7,801,824	40,945,839	48,747,663	(16,173,191)	32,574,472	—
Eagle Canyon	Chino Hills, CA	—	1985	252	1,808,900	16,274,361	10,216,962	1,808,900	26,491,323	28,300,223	(19,595,575)	8,704,648	—
Edgemont at Bethesda Metro	Bethesda, MD	—	1989	122	13,092,552	43,907,448	1,570,420	13,092,552	45,477,868	58,570,420	(13,558,521)	45,011,899	—
Elevé	Glendale, CA	G	2013	208	14,080,560	56,419,440	741,173	14,080,560	57,160,613	71,241,173	(12,317,955)	58,923,218	—
Emerson Place	Boston, MA	G	1962	444	14,855,000	57,566,636	31,456,250	14,855,000	89,022,886	103,877,886	(59,097,457)	44,780,429	—
Encore at Sherman Oaks, The	Sherman Oaks, CA	—	1988	174	8,700,000	25,446,003	2,240,556	8,700,000	27,686,559	36,386,559	(9,771,700)	26,614,859	—
Fountains at Emerald Park (fka Emerald Park)	Dublin, CA	—	2000	324	25,900,000	83,986,217	2,547,788	25,900,000	86,534,005	112,434,005	(22,068,994)	90,365,011	—
Fremont Center	Fremont, CA	G	2002	322	25,800,000	78,753,114	4,235,681	25,800,000	82,988,795	108,788,795	(21,299,475)	87,489,320	—
Gallery, The	Hermosa Beach, CA	—	1971	169	18,144,000	46,567,941	2,905,707	18,144,000	49,473,648	67,617,648	(23,145,881)	44,471,767	—
Gateway at Malden Center	Malden, MA	G	1988	203	9,209,780	25,722,666	15,394,618	9,209,780	41,117,284	50,327,064	(24,990,335)	25,336,729	—
Geary Court Yard	San Francisco, CA	—	1990	164	1,722,400	15,471,429	5,447,819	1,722,400	20,919,248	22,641,648	(14,374,505)	8,267,143	—
Girard	Boston, MA	G	2016	160	—	102,450,328	792,675	—	103,243,003	103,243,003	(7,551,227)	95,691,776	—
Hampshire Place	Los Angeles, CA	—	1989	259	10,806,000	30,335,330	6,750,493	10,806,000	37,085,823	47,891,823	(18,306,144)	29,585,679	—
Harbor Steps	Seattle, WA	G	2000	758	59,403,601	158,829,432	35,187,525	59,403,601	194,016,957	253,420,558	(88,466,202)	164,954,356	—
Heights on Capitol Hill	Seattle, WA	G	2006	104	5,425,000	21,138,028	1,757,739	5,425,000	22,895,767	28,320,767	(9,916,225)	18,404,542	—
Helios (fka 2nd+Pine)	Seattle, WA	G	2017	398	18,061,674	206,297,144	14,831	18,061,674	206,311,975	224,373,649	(11,942,676)	212,430,973	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2018

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/18
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/18	Encumbrances
Heritage at Stone Ridge	Burlington, MA	—	2005	180	10,800,000	31,808,335	2,560,256	10,800,000	34,368,591	45,168,591	(16,558,111)	28,610,480	—
Heritage Ridge	Lynwood, WA	—	1999	197	6,895,000	18,983,597	4,341,551	6,895,000	23,325,148	30,220,148	(10,981,639)	19,238,509	—
Hesby	North Hollywood, CA	—	2013	308	23,299,892	102,700,108	1,045,443	23,299,892	103,745,551	127,045,443	(21,321,630)	105,723,813	—
Highlands at South Plainfield	South Plainfield, NJ	—	2000	252	10,080,000	37,526,912	2,174,172	10,080,000	39,701,084	49,781,084	(18,721,344)	31,059,740	—
Hikari	Los Angeles, CA	G	2007	128	9,435,760	32,564,240	924,031	9,435,760	33,488,271	42,924,031	(10,500,837)	32,423,194	—
Hudson Crossing	New York, NY	G	2003	259	23,420,000	69,977,699	2,641,742	23,420,000	72,619,441	96,039,441	(35,972,698)	60,066,743	—
Hudson Pointe	Jersey City, NJ	—	2003	182	5,350,000	41,114,074	6,559,255	5,350,000	47,673,329	53,023,329	(24,093,676)	28,929,653	—
Hunt Club II	Charlotte, NC	—	(F)	—	100,000	—	—	100,000	—	100,000	—	100,000	—
Ivory Wood	Bothell, WA	—	2000	144	2,732,800	13,888,282	1,470,190	2,732,800	15,358,472	18,091,272	(7,954,981)	10,136,291	—
Jia (fka Chinatown Gateway)	Los Angeles, CA	G	2014	280	14,791,831	77,708,868	400,967	14,791,831	78,109,835	92,901,666	(19,685,769)	73,215,897	—
Junction 47 (fka West Seattle)	Seattle, WA	G	2015	206	11,726,305	56,246,557	110,852	11,726,305	56,357,409	68,083,714	(7,480,950)	60,602,764	—
Kelvin, The (fka Modera)	Irvine, CA	—	2015	194	15,521,552	64,853,448	520,485	15,521,552	65,373,933	80,895,485	(10,153,159)	70,742,326	—
Kenwood Mews	Burbank, CA	—	1991	141	14,100,000	24,662,883	4,006,944	14,100,000	28,669,827	42,769,827	(13,857,402)	28,912,425	—
Laguna Clara	Santa Clara, CA	—	1972	264	13,642,420	28,128,260	5,050,290	13,642,420	33,178,550	46,820,970	(18,704,128)	28,116,842	—
Landings at Port Imperial	W. New York, NJ	—	1999	276	27,246,045	37,741,050	12,850,243	27,246,045	50,591,293	77,837,338	(31,145,964)	46,691,374	—
Liberty Tower	Arlington, VA	G	2008	235	16,382,822	83,817,078	2,105,715	16,382,822	85,922,793	102,305,615	(28,986,710)	73,318,905	—
Lincoln Heights	Quincy, MA	—	1991	336	5,928,400	33,595,262	14,626,711	5,928,400	48,221,973	54,150,373	(36,031,322)	18,119,051	—
Lindley Apartments	Encino, CA	—	2004	129	5,805,000	25,705,000	1,577,513	5,805,000	27,282,513	33,087,513	(9,306,827)	23,780,686	—
Lofts 590	Arlington, VA	—	2005	212	20,100,000	67,909,023	732,963	20,100,000	68,641,986	88,741,986	(16,094,383)	72,647,603	—
Lofts at Kendall Square (fka Kendall Square)	Cambridge, MA	—	1998	186	18,696,674	78,445,657	6,554,452	18,696,674	85,000,109	103,696,783	(20,874,720)	82,822,063	—
Longacre House	New York, NY	G	2000	293	73,170,045	53,962,510	3,845,833	73,170,045	57,808,343	130,978,388	(24,364,056)	106,614,332	—
Longfellow Place	Boston, MA	G	1975	710	38,264,917	132,175,915	82,037,087	38,264,917	214,213,002	252,477,919	(143,886,095)	108,591,824	—
Longview Place	Waltham, MA	—	2004	348	20,880,000	90,255,509	7,188,625	20,880,000	97,444,134	118,324,134	(45,368,039)	72,956,095	—
Mantena	New York, NY	G	2012	98	22,346,513	61,501,158	942,456	22,346,513	62,443,614	84,790,127	(15,923,495)	68,866,632	—
Marina 41 (fka Marina Del Rey)	Marina Del Rey, CA	—	1973	623	—	168,842,442	8,397,509	—	177,239,951	177,239,951	(47,146,998)	130,092,953	—
Mariposa at Playa Del Rey (fka Playa Del Rey)	Playa Del Rey, CA	—	2004	354	60,900,000	89,311,482	5,580,206	60,900,000	94,891,688	155,791,688	(24,699,526)	131,092,162	—
Market Street Village	San Diego, CA	—	2006	229	13,740,000	40,757,301	2,328,664	13,740,000	43,085,965	56,825,965	(19,556,103)	37,269,862	—
Metro on First	Seattle, WA	G	2002	102	8,540,000	12,209,981	2,362,369	8,540,000	14,572,350	23,112,350	(6,573,840)	16,538,510	—
Milano Lofts	Los Angeles, CA	G	1925/2006	99	8,125,216	27,378,784	2,883,991	8,125,216	30,262,775	38,387,991	(8,050,414)	30,337,577	—
Montierra (CA)	San Diego, CA	—	1990	272	8,160,000	29,360,938	8,205,107	8,160,000	37,566,045	45,726,045	(25,291,041)	20,435,004	—
Mosaic at Metro	Hyattsville, MD	—	2008	260	—	59,580,898	1,270,920	—	60,851,818	60,851,818	(21,513,518)	39,338,300	—
Mountain View Redevelopment	Mountain View, CA	—	(F)	—	—	160,996	—	—	160,996	160,996	—	160,996	—
Mozaic at Union Station	Los Angeles, CA	—	2007	272	8,500,000	52,529,446	2,384,578	8,500,000	54,914,024	63,414,024	(24,082,672)	39,331,352	—
Murray Hill Tower (fka Murray Hill)	New York, NY	G	1974	270	75,800,000	102,705,401	9,551,107	75,800,000	112,256,508	188,056,508	(30,064,769)	157,991,739	—
North Pier at Harborside	Jersey City, NJ	—	2003	297	4,000,159	94,290,590	4,743,836	4,000,159	99,034,426	103,034,585	(49,673,731)	53,360,854	—
Northglen	Valencia, CA	—	1988	234	9,360,000	20,778,553	5,764,419	9,360,000	26,542,972	35,902,972	(15,274,806)	20,628,166	—
Northpark	Burlingame, CA	—	1972	510	38,607,000	77,472,217	14,751,585	38,607,000	92,223,802	130,830,802	(36,348,320)	94,482,482	—
Northridge	Pleasant Hill, CA	—	1974	221	5,524,000	14,691,705	11,428,402	5,524,000	26,120,107	31,644,107	(19,830,954)	11,813,153	—
Oak Park Combined	Agoura Hills, CA	—	1989 & 1990	444	3,390,700	30,517,274	10,707,930	3,390,700	41,225,204	44,615,904	(31,925,485)	12,690,419	—
Oaks	Santa Clarita, CA	—	2000	520	23,400,000	61,020,438	6,184,215	23,400,000	67,204,653	90,604,653	(36,500,570)	54,104,083	—
Oakwood Crystal City	Arlington, VA	—	1987	162	15,400,000	35,474,336	4,071,719	15,400,000	39,546,055	54,946,055	(10,060,766)	44,885,289	—
Ocean Crest	Solana Beach, CA	—	1986	146	5,111,200	11,910,438	4,523,128	5,111,200	16,433,566	21,544,766	(11,149,744)	10,395,022	—
Odin (fka Tallman)	Seattle, WA	—	2015	301	16,807,519	63,651,394	43,186	16,807,519	63,694,580	80,502,099	(8,420,800)	72,081,299	—
Old Town Lofts	Redmond, WA	G	2014	149	7,740,467	44,146,181	802,966	7,740,467	44,949,147	52,689,614	(6,895,004)	45,794,610	—
One Henry Adams	San Francisco, CA	G	2016	241	30,224,393	138,212,568	10,366	30,224,393	138,222,934	168,447,327	(10,939,933)	157,507,394	—
One India Street (fka Oakwood Boston)	Boston, MA	G	1901	94	22,200,000	28,672,979	3,346,235	22,200,000	32,019,214	54,219,214	(8,203,480)	46,015,734	—
Pacific Place	Los Angeles, CA	—	2008	430	32,250,000	110,750,000	1,796,632	32,250,000	112,546,632	144,796,632	(27,949,911)	116,846,721	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2018

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/18
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/18	Encumbrances
Packard Building	Seattle, WA	G	2010	61	5,911,041	19,954,959	691,363	5,911,041	20,646,322	26,557,363	(3,017,526)	23,539,837	—
Parc 77	New York, NY	G	1903	137	40,504,000	18,025,679	6,345,232	40,504,000	24,370,911	64,874,911	(13,224,242)	51,650,669	—
Parc Cameron	New York, NY	G	1927	166	37,600,000	9,855,597	7,488,875	37,600,000	17,344,472	54,944,472	(11,104,877)	43,839,595	—
Parc Coliseum	New York, NY	G	1910	177	52,654,000	23,045,751	9,179,112	52,654,000	32,224,863	84,878,863	(18,199,716)	66,679,147	—
Parc East Towers	New York, NY	G	1977	324	102,163,000	108,989,402	10,892,394	102,163,000	119,881,796	222,044,796	(52,426,236)	169,618,560	—
Parc on Powell (fka Parkside at Emeryville)	Emeryville, CA	G	2015	173	16,667,059	65,073,509	212,580	16,667,059	65,286,089	81,953,148	(9,333,810)	72,619,338	—
Park at Pentagon Row (fka Pentagon City)	Arlington, VA	G	1990	298	28,300,000	78,838,184	2,436,695	28,300,000	81,274,879	109,574,879	(20,074,236)	89,500,643	—
Park Connecticut	Washington, D.C.	—	2000	142	13,700,000	59,087,519	1,663,394	13,700,000	60,750,913	74,450,913	(14,438,751)	60,012,162	—
Park Hacienda (fka Hacienda)	Pleasanton, CA	—	2000	540	43,200,000	128,753,359	4,858,184	43,200,000	133,611,543	176,811,543	(34,884,871)	141,926,672	—
Park West (CA)	Los Angeles, CA	—	1987/1990	444	3,033,500	27,302,383	11,262,203	3,033,500	38,564,586	41,598,086	(29,343,622)	12,254,464	—
Parkside	Union City, CA	—	1979	208	6,246,700	11,827,453	7,163,451	6,246,700	18,990,904	25,237,604	(12,327,804)	12,909,800	—
Pearl, The (WA)	Seattle, WA	G	2008	80	6,972,585	26,527,415	999,509	6,972,585	27,526,924	34,499,509	(3,981,489)	30,518,020	—
Pearl MDR (fka Oakwood Marina Del Rey)	Marina Del Rey, CA	G	1969	597	—	120,795,359	4,778,318	—	125,573,677	125,573,677	(33,800,305)	91,773,372	—
Pegasus	Los Angeles, CA	G	1949/2003	322	18,094,052	81,905,948	6,080,345	18,094,052	87,986,293	106,080,345	(29,282,736)	76,797,609	—
Playa Pacifica	Hermosa Beach, CA	—	1972	285	35,100,000	33,473,822	23,015,281	35,100,000	56,489,103	91,589,103	(28,347,617)	63,241,486	—
Portofino	Chino Hills, CA	—	1989	176	3,572,400	14,660,994	3,777,392	3,572,400	18,438,386	22,010,786	(13,473,788)	8,536,998	—
Portofino (Val)	Valencia, CA	—	1989	216	8,640,000	21,487,126	5,637,028	8,640,000	27,124,154	35,764,154	(16,434,227)	19,329,927	—
Portside Towers	Jersey City, NJ	G	1992-1997	527	22,487,006	96,842,913	23,175,339	22,487,006	120,018,252	142,505,258	(84,850,599)	57,654,659	—
Potrero 1010	San Francisco, CA	G	2016	453	40,830,011	179,509,834	120,105	40,830,011	179,629,939	220,459,950	(18,869,635)	201,590,315	—
Prado (fka Glendale)	Glendale, CA	—	1988	264	—	67,977,313	4,453,741	—	72,431,054	72,431,054	(18,216,430)	54,214,624	—
Prime, The	Arlington, VA	—	2002	273	34,625,000	77,879,740	1,499,005	34,625,000	79,378,745	114,003,745	(30,036,655)	83,967,090	—
Prism at Park Avenue South (fka 400 Park Avenue South)	New York, NY	G	2015	269	76,292,169	171,558,177	127,665	76,292,169	171,685,842	247,978,011	(25,554,087)	222,423,924	—
Promenade at Town Center I & II	Valencia, CA	—	2001	564	28,200,000	69,795,915	9,741,254	28,200,000	79,537,169	107,737,169	(41,393,133)	66,344,036	—
Providence	Bothell, WA	—	2000	200	3,573,621	19,055,505	3,095,294	3,573,621	22,150,799	25,724,420	(11,070,038)	14,654,382	—
Quarry Hills	Quincy, MA	—	2006	316	26,900,000	84,411,162	2,829,890	26,900,000	87,241,052	114,141,052	(22,257,122)	91,883,930	—
Radius Uptown	Denver, CO	—	2017	372	13,644,960	121,899,032	93,774	13,644,960	121,992,806	135,637,766	(3,902,658)	131,735,108	—
Red 160 (fka Redmond Way)	Redmond, WA	G	2011	250	15,546,376	65,320,010	1,306,822	15,546,376	66,626,832	82,173,208	(18,309,824)	63,863,384	—
Redmond Court	Bellevue, WA	—	1977	206	10,300,000	33,488,745	1,106,972	10,300,000	34,595,717	44,895,717	(9,833,862)	35,061,855	—
Regency Palms	Huntington Beach, CA	—	1969	310	1,857,400	16,713,254	6,506,417	1,857,400	23,219,671	25,077,071	(18,325,451)	6,751,620	—
Renaissance Villas	Berkeley, CA	G	1998	34	2,458,000	4,542,000	200,843	2,458,000	4,742,843	7,200,843	(2,002,770)	5,198,073	—
Reserve at Clarendon Centre, The	Arlington, VA	G	2003	252	10,500,000	52,812,935	4,759,258	10,500,000	57,572,193	68,072,193	(30,673,683)	37,398,510	—
Reserve at Eisenhower, The	Alexandria, VA	—	2002	226	6,500,000	34,585,060	4,515,799	6,500,000	39,100,859	45,600,859	(20,712,491)	24,888,368	—
Reserve at Empire Lakes	Rancho Cucamonga, CA	—	2005	467	16,345,000	73,080,670	3,320,031	16,345,000	76,400,701	92,745,701	(36,394,123)	56,351,578	—
Reserve at Mountain View (fka Mountain View)	Mountain View, CA	—	1965	180	27,000,000	33,029,605	7,621,478	27,000,000	40,651,083	67,651,083	(10,869,571)	56,781,512	—
Reserve at Potomac Yard	Alexandria, VA	—	2002	588	11,918,917	68,862,641	15,256,457	11,918,917	84,119,098	96,038,015	(42,003,388)	54,034,627	—
Reserve at Town Center I-III (WA)	Mill Creek, WA	G	2001, 2009, 2014	584	16,768,705	77,511,523	5,623,360	16,768,705	83,134,883	99,903,588	(33,572,969)	66,330,619	—
Residences at Westgate I (fka Westgate II)	Pasadena, CA	G	2014	252	17,859,785	109,259,858	353,398	17,859,785	109,613,256	127,473,041	(22,357,191)	105,115,850	—
Residences at Westgate II (fka Westgate III)	Pasadena, CA	G	2015	88	12,118,248	40,449,028	60,085	12,118,248	40,509,113	52,627,361	(5,850,705)	46,776,656	—
Rianna I & II	Seattle, WA	G	2000/2002	156	4,430,000	29,298,096	1,133,335	4,430,000	30,431,431	34,861,431	(11,522,763)	23,338,668	—
Ridgewood Village I&II	San Diego, CA	—	1997	408	11,809,500	34,004,048	5,830,811	11,809,500	39,834,859	51,644,359	(26,215,341)	25,429,018	—
Riva Terra I (fka Redwood Shores)	Redwood City, CA	—	1986	304	34,963,355	84,587,658	4,579,233	34,963,355	89,166,891	124,130,246	(23,808,487)	100,321,759	—
Riva Terra II (fka Harborside)	Redwood City, CA	—	1986	149	17,136,645	40,536,531	2,273,237	17,136,645	42,809,768	59,946,413	(10,623,659)	49,322,754	—
Riverpark	Redmond, WA	G	2009	321	14,355,000	80,894,049	3,905,450	14,355,000	84,799,499	99,154,499	(24,557,962)	74,596,537	—
Rivington, The	Hoboken, NJ	—	1999	240	34,340,640	112,110,289	524,731	34,340,640	112,635,020	146,975,660	(6,937,992)	140,037,668	—
Rosecliff II	Quincy, MA	—	2005	130	4,922,840	30,202,160	1,342,588	4,922,840	31,544,748	36,467,588	(10,069,250)	26,398,338	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2018

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/18
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/18	Encumbrances
Sakura Crossing	Los Angeles, CA	G	2009	230	14,641,990	42,858,010	1,440,822	14,641,990	44,298,832	58,940,822	(14,646,231)	44,294,591	—
Seventh & James	Seattle, WA	G	1992	96	663,800	5,974,803	4,466,962	663,800	10,441,765	11,105,565	(7,764,932)	3,340,633	—
Sheffield Court	Arlington, VA	—	1986	597	3,342,381	31,337,332	15,840,921	3,342,381	47,178,253	50,520,634	(37,713,141)	12,807,493	—
Siena Terrace	Lake Forest, CA	—	1988	356	8,900,000	24,083,024	7,343,477	8,900,000	31,426,501	40,326,501	(21,400,131)	18,926,370	—
Skycrest	Valencia, CA	—	1999	264	10,560,000	25,574,457	5,774,667	10,560,000	31,349,124	41,909,124	(18,371,799)	23,537,325	—
Skyhouse Denver	Denver, CO	G	2017	354	13,562,331	126,360,129	98,231	13,562,331	126,458,360	140,020,691	(3,622,426)	136,398,265	—
Skylark	Union City, CA	—	1986	174	1,781,600	16,731,916	5,618,577	1,781,600	22,350,493	24,132,093	(14,414,952)	9,717,141	—
Skyline Terrace	Burlingame, CA	—	1967 & 1987	138	16,836,000	35,414,000	8,156,471	16,836,000	43,570,471	60,406,471	(15,013,850)	45,392,621	—
Skyline Towers	Falls Church, VA	G	1971	939	78,278,200	91,485,591	45,016,303	78,278,200	136,501,894	214,780,094	(77,594,870)	137,185,224	—
Skyview	Rancho Santa Margarita, CA	—	1999	260	3,380,000	21,952,863	5,500,993	3,380,000	27,453,856	30,833,856	(17,769,582)	13,064,274	—
SoMa II	San Francisco, CA	—	(F)	—	29,406,606	5,741,605	—	29,406,606	5,741,605	35,148,211	—	35,148,211	—
Sonterra at Foothill Ranch	Foothill Ranch, CA	—	1997	300	7,503,400	24,048,507	6,018,250	7,503,400	30,066,757	37,570,157	(19,961,454)	17,608,703	—
South City Station (fka South San Francisco)	San Francisco, CA	G	2007	368	68,900,000	79,476,861	4,611,766	68,900,000	84,088,627	152,988,627	(21,524,365)	131,464,262	—
Southwood	Palo Alto, CA	—	1985	100	6,936,600	14,324,069	6,760,016	6,936,600	21,084,085	28,020,685	(12,852,392)	15,168,293	—
Springbrook Estates	Riverside, CA	—	(F)	—	18,200,000	1,145,000	—	18,200,000	1,145,000	19,345,000	—	19,345,000	—
Springline	Seattle, WA	G	2016	136	9,163,667	47,910,981	390,699	9,163,667	48,301,680	57,465,347	(4,533,798)	52,931,549	—
Summerset Village II	Chatsworth, CA	—	(F)	—	260,646	—	—	260,646	—	260,646	—	260,646	—
Summit at Sausalito (fka Sausalito)	Sausalito, CA	—	1978	198	26,000,000	28,435,024	9,140,862	26,000,000	37,575,886	63,575,886	(11,439,522)	52,136,364	—
Ten23 (fka 500 West 23rd Street)	New York, NY	G	2011	111	—	58,881,873	337,851	—	59,219,724	59,219,724	(14,245,570)	44,974,154	—
Terraces, The	San Francisco, CA	G	1975	117	14,087,610	16,314,151	1,758,321	14,087,610	18,072,472	32,160,082	(6,415,798)	25,744,284	—
Third Square	Cambridge, MA	G	2008/2009	471	26,767,171	218,822,728	7,870,443	26,767,171	226,693,171	253,460,342	(78,218,773)	175,241,569	—
Three20	Seattle, WA	G	2013	134	7,030,766	29,005,762	756,472	7,030,766	29,762,234	36,793,000	(6,893,992)	29,899,008	—
Toscana	Irvine, CA	—	1991/1993	563	39,410,000	50,806,072	20,588,732	39,410,000	71,394,804	110,804,804	(40,974,164)	69,830,640	—
Town Square at Mark Center I (fka Millbrook I)	Alexandria, VA	—	1996	406	24,360,000	86,178,714	8,490,378	24,360,000	94,669,092	119,029,092	(44,377,201)	74,651,891	—
Town Square at Mark Center II	Alexandria, VA	—	2001	272	15,568,464	55,029,607	4,433,417	15,568,464	59,463,024	75,031,488	(21,151,199)	53,880,289	—
Troy Boston	Boston, MA	G	2015	378	34,641,051	181,602,575	101,573	34,641,051	181,704,148	216,345,199	(6,623,226)	209,721,973	—
Urbana (fka Market Street Landing)	Seattle, WA	G	2014	287	12,542,418	75,800,090	1,262,298	12,542,418	77,062,388	89,604,806	(17,836,404)	71,768,402	—
Uwajimaya Village	Seattle, WA	—	2002	176	8,800,000	22,188,288	2,039,013	8,800,000	24,227,301	33,027,301	(11,748,837)	21,278,464	—
Vantage Pointe	San Diego, CA	G	2009	679	9,403,960	190,596,040	10,163,129	9,403,960	200,759,169	210,163,129	(66,454,004)	143,709,125	—
Veloce	Redmond, WA	G	2009	322	15,322,724	76,176,594	1,429,925	15,322,724	77,606,519	92,929,243	(20,521,554)	72,407,689	—
Verde Condominium Homes (fka Mission Verde, LLC)	San Jose, CA	—	1986	108	5,190,700	9,679,109	4,455,624	5,190,700	14,134,733	19,325,433	(10,358,163)	8,967,270	—
Veridian (fka Silver Spring)	Silver Spring, MD	G	2009	457	18,539,817	130,407,365	3,510,354	18,539,817	133,917,719	152,457,536	(43,822,971)	108,634,565	—
Versailles (K-Town)	Los Angeles, CA	—	2008	225	10,590,975	44,409,025	1,665,109	10,590,975	46,074,134	56,665,109	(17,179,349)	39,485,760	—
Victor on Venice	Los Angeles, CA	G	2,006	115	10,350,000	35,433,437	1,003,076	10,350,000	36,436,513	46,786,513	(15,908,114)	30,878,399	—
Villa Solana	Laguna Hills, CA	—	1984	272	1,665,100	14,985,678	10,741,608	1,665,100	25,727,286	27,392,386	(20,635,508)	6,756,878	—
Village at Del Mar Heights, The (fka Del Mar Heights)	San Diego, CA	—	1986	168	15,100,000	40,859,396	1,925,886	15,100,000	42,785,282	57,885,282	(11,360,058)	46,525,224	—
Vintage	Ontario, CA	—	2005-2007	300	7,059,230	47,677,762	1,539,555	7,059,230	49,217,317	56,276,547	(21,895,611)	34,380,936	—
Virginia Square	Arlington, VA	G	2002	231	—	85,940,003	5,670,439	—	91,610,442	91,610,442	(22,371,237)	69,239,205	—
Vista 99 (fka Tasman)	San Jose, CA	—	2016	554	27,709,329	176,040,861	230,941	27,709,329	176,271,802	203,981,131	(19,667,441)	184,313,690	—
Vista Del Lago	Mission Viejo, CA	—	1986-1988	608	4,525,800	40,736,293	17,318,936	4,525,800	58,055,229	62,581,029	(48,290,527)	14,290,502	—
Vista on Courthouse	Arlington, VA	—	2,008	220	15,550,260	69,449,740	2,389,563	15,550,260	71,839,303	87,389,563	(25,840,645)	61,548,918	—
Walden Park	Cambridge, MA	—	1,966	232	12,448,888	52,044,448	4,411,295	12,448,888	56,455,743	68,904,631	(19,527,545)	49,377,086	—
Water Park Towers	Arlington, VA	—	1,989	362	34,400,000	108,485,859	10,053,790	34,400,000	118,539,649	152,939,649	(30,280,723)	122,658,926	—
Watertown Square	Watertown, MA	G	2005	134	16,800,000	34,074,056	1,559,270	16,800,000	35,633,326	52,433,326	(8,944,170)	43,489,156	—
West 96th	New York, NY	G	1987	207	84,800,000	67,055,502	5,705,814	84,800,000	72,761,316	157,561,316	(20,616,675)	136,944,641	—
West End Apartments (fka Emerson Place/CRP II)	Boston, MA	G	2008	310	469,546	163,123,022	3,668,190	469,546	166,791,212	167,260,758	(61,427,741)	105,833,017	—
West End Tower (fka Garden Garage)	Boston, MA	—	(F)	—	10,424,000	38,294,331	—	10,424,000	38,294,331	48,718,331	—	48,718,331	—
Westchester at Rockville	Rockville, MD	—	2009	192	10,600,000	44,135,207	884,695	10,600,000	45,019,902	55,619,902	(11,209,736)	44,410,166	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2018

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/18
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/18	Encumbrances
Westmont	New York, NY	G	1986	163	64,900,000	61,143,259	4,398,852	64,900,000	65,542,111	130,442,111	(16,741,081)	113,701,030	—
Westside	Los Angeles, CA	—	2004	204	34,200,000	56,962,630	3,066,088	34,200,000	60,028,718	94,228,718	(14,822,757)	79,405,961	—
Westside Barrington (fka Westside Villas III)	Los Angeles, CA	—	1999	36	3,060,000	5,538,871	1,111,261	3,060,000	6,650,132	9,710,132	(3,887,667)	5,822,465	—
Westside Barry (Westside Villas VI)	Los Angeles, CA	—	1989	18	1,530,000	3,023,523	648,119	1,530,000	3,671,642	5,201,642	(2,196,161)	3,005,481	—
Westside Beloit (fka Westside Villas I)	Los Angeles, CA	—	1999	21	1,785,000	3,233,254	736,265	1,785,000	3,969,519	5,754,519	(2,392,392)	3,362,127	—
Westside Bundy (fka Westside Villas II)	Los Angeles, CA	—	1999	23	1,955,000	3,541,435	660,089	1,955,000	4,201,524	6,156,524	(2,501,347)	3,655,177	—
Westside Butler (fka Westside Villas IV)	Los Angeles, CA	—	1999	36	3,060,000	5,539,390	1,003,468	3,060,000	6,542,858	9,602,858	(3,890,635)	5,712,223	—
Westside Villas (fka Westside Villas V &VII)	Los Angeles, CA	—	1999 & 2001	113	9,605,000	19,983,385	2,720,073	9,605,000	22,703,458	32,308,458	(13,177,962)	19,130,496	—
Windridge (CA)	Laguna Niguel, CA	—	1989	344	2,662,900	23,985,497	12,358,198	2,662,900	36,343,695	39,006,595	(27,568,039)	11,438,556	—
Wood Creek I	Pleasant Hill, CA	—	1987	256	9,729,900	23,009,768	9,340,814	9,729,900	32,350,582	42,080,482	(23,075,720)	19,004,762	—
Management Business	Chicago, IL	—	(D)	—	—	—	117,010,784	—	117,010,784	117,010,784	(96,891,265)	20,119,519	—
Operating Partnership	Chicago, IL	—	(F)	—	—	10,278,996	—	—	10,278,996	10,278,996	—	10,278,996	—
Other	N/A	—	—	—	—	—	74,341	—	74,341	74,341	(29,979)	44,362	—
Wholly Owned Unencumbered				62,862	4,900,861,387	15,320,429,009	1,387,840,336	4,900,861,387	16,708,269,345	21,609,130,732	(5,400,484,879)	16,208,645,853	—

Wholly Owned Encumbered:
1401 Joyce on Pentagon Row	Arlington, VA	—	2004	326	9,780,000	89,668,165	5,209,262	9,780,000	94,877,427	104,657,427	(34,814,020)	69,843,407	57,384,106
2501 Porter	Washington, D.C.	—	1988	202	13,000,000	75,271,179	6,617,637	13,000,000	81,888,816	94,888,816	(20,177,043)	74,711,773	(I)
300 East 39th (fka East 39th)	New York, NY	G	2001	254	48,900,000	96,174,639	4,927,499	48,900,000	101,102,138	150,002,138	(25,417,391)	124,584,747	61,139,469
303 East 83rd (fka Camargue)	New York, NY	G	1976	261	79,400,000	79,122,624	6,389,689	79,400,000	85,512,313	164,912,313	(22,235,813)	142,676,500	(I)
425 Broadway	Santa Monica, CA	G	2001	101	12,600,000	34,394,772	3,606,786	12,600,000	38,001,558	50,601,558	(9,639,353)	40,962,205	(I)
55 West Fifth I & II (fka Townhouse Plaza and Gardens)	San Mateo, CA	—	1964/1972	241	21,041,710	71,931,323	13,082,237	21,041,710	85,013,560	106,055,270	(25,342,170)	80,713,100	25,456,082
800 Sixth Ave (fka Chelsea)	New York, NY	G	2003	266	59,900,000	155,861,605	2,551,093	59,900,000	158,412,698	218,312,698	(38,237,590)	180,075,108	78,599,339
929 Mass (fka 929 House)	Cambridge, MA	G	1975	127	3,252,993	21,745,595	7,292,188	3,252,993	29,037,783	32,290,776	(18,665,226)	13,625,550	119,684
Academy Village	North Hollywood, CA	—	1989	248	25,000,000	23,593,194	8,913,532	25,000,000	32,506,726	57,506,726	(19,215,717)	38,291,009	19,985,389
Alcyone	Seattle, WA	G	2004	162	11,379,497	49,360,503	1,103,680	11,379,497	50,464,183	61,843,680	(9,767,220)	52,076,460	27,756,919
Artisan Square	Northridge, CA	—	2002	140	7,000,000	20,537,359	1,670,956	7,000,000	22,208,315	29,208,315	(12,312,121)	16,896,194	22,766,586
Avenir Apartments	Boston, MA	G	2009	241	—	114,321,619	3,484,463	—	117,806,082	117,806,082	(28,125,723)	89,680,359	87,221,511
Bella Vista I, II, III Combined	Woodland Hills, CA	—	2003-2007	579	31,682,754	121,095,786	8,186,190	31,682,754	129,281,976	160,964,730	(58,472,749)	102,491,981	57,966,537
Berkeleyan	Berkeley, CA	G	1998	56	4,377,000	16,022,110	673,901	4,377,000	16,696,011	21,073,011	(7,235,667)	13,837,344	8,100,556
Calvert Woodley	Washington, D.C.	—	1962	136	12,600,000	43,527,379	2,208,011	12,600,000	45,735,390	58,335,390	(11,663,122)	46,672,268	(I)
Chelsea Square	Redmond, WA	—	1991	113	3,397,100	9,289,074	2,730,568	3,397,100	12,019,642	15,416,742	(8,256,357)	7,160,385	9,234,049
Citrus Suites	Santa Monica, CA	—	1978	70	9,000,000	16,950,326	2,094,969	9,000,000	19,045,295	28,045,295	(4,826,188)	23,219,107	(I)
Cleveland House	Washington, D.C.	—	1953	214	18,300,000	66,392,414	4,858,254	18,300,000	71,250,668	89,550,668	(17,799,363)	71,751,305	(I)
Columbia Crossing	Arlington, VA	—	1991	247	23,500,000	53,045,073	2,877,507	23,500,000	55,922,580	79,422,580	(14,794,273)	64,628,307	(I)
Estancia at Santa Clara (fka Santa Clara)	Santa Clara, CA	—	2000	450	—	123,759,804	1,657,294	—	125,417,098	125,417,098	(32,083,921)	93,333,177	(I)
Fairchase	Fairfax, VA	—	2007	392	23,500,000	87,722,321	1,210,925	23,500,000	88,933,246	112,433,246	(21,595,734)	90,837,512	(I)
Fairfield	Stamford, CT	G	1996	263	6,510,200	39,690,120	8,602,359	6,510,200	48,292,479	54,802,679	(34,338,783)	20,463,896	31,348,151
Fine Arts Building	Berkeley, CA	G	2004	100	7,817,000	26,462,772	880,966	7,817,000	27,343,738	35,160,738	(11,703,908)	23,456,830	15,772,690
Flats at DuPont Circle	Washington, D.C.	—	1967	306	35,200,000	108,768,198	3,179,209	35,200,000	111,947,407	147,147,407	(25,978,612)	121,168,795	(I)
Gaia Building	Berkeley, CA	G	2000	91	7,113,000	25,623,826	400,152	7,113,000	26,023,978	33,136,978	(11,264,581)	21,872,397	14,310,309
Gaithersburg Station	Gaithersburg, MD	G	2013	389	17,500,000	74,678,917	1,136,625	17,500,000	75,815,542	93,315,542	(17,882,838)	75,432,704	94,150,066
Glo	Los Angeles, CA	G	2008	201	16,047,022	48,650,963	3,425,049	16,047,022	52,076,012	68,123,034	(15,990,887)	52,132,147	32,199,417
Hathaway	Long Beach, CA	—	1987	385	2,512,500	22,611,912	10,753,054	2,512,500	33,364,966	35,877,466	(25,621,271)	10,256,195	46,495,108
Kelvin Court (fka Alta Pacific)	Irvine, CA	—	2008	132	10,752,145	34,628,115	656,460	10,752,145	35,284,575	46,036,720	(13,177,993)	32,858,727	26,234,062
La Terrazza at Colma Station	Colma, CA	G	2005	155	—	41,251,044	2,304,807	—	43,555,851	43,555,851	(18,264,493)	25,291,358	24,997,955
Liberty Park	Braintree, MA	—	2000	202	5,977,504	26,749,111	6,765,782	5,977,504	33,514,893	39,492,397	(18,532,044)	20,960,353	24,966,238
Mill Creek	Milpitas, CA	—	1991	516	12,858,693	57,168,503	14,775,239	12,858,693	71,943,742	84,802,435	(36,507,386)	48,295,049	69,282,256
Moda	Seattle, WA	G	2009	251	12,649,228	36,842,012	1,379,251	12,649,228	38,221,263	50,870,491	(13,657,076)	37,213,415	(J)

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2018

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/18
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units (H)	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/18	Encumbrances
Olympus Towers	Seattle, WA	G	2000	328	14,752,034	73,335,425	9,447,968	14,752,034	82,783,393	97,535,427	(43,130,107)	54,405,320	49,823,673
Park Place at San Mateo (fka San Mateo)	San Mateo, CA	G	2001	575	71,900,000	211,907,141	13,040,037	71,900,000	224,947,178	296,847,178	(56,244,011)	240,603,167	(I)
Reserve at Fairfax Corner	Fairfax, VA	—	2001	652	15,804,057	63,129,051	11,739,962	15,804,057	74,869,013	90,673,070	(41,689,916)	48,983,154	84,717,832
SoMa Square Apartments (fka South Market)	San Francisco, CA	G	1986	410	79,900,000	177,316,977	12,766,992	79,900,000	190,083,969	269,983,969	(45,375,257)	224,608,712	(I)
Square One	Seattle, WA	—	2014	112	7,222,544	26,277,456	74,562	7,222,544	26,352,018	33,574,562	(5,408,769)	28,165,793	(J)
Summerset Village	Chatsworth, CA	—	1985	280	2,629,804	23,670,889	8,181,014	2,629,804	31,851,903	34,481,707	(23,765,883)	10,715,824	38,020,343
Teresina	Chula Vista, CA	—	2000	440	28,600,000	61,916,670	6,795,448	28,600,000	68,712,118	97,312,118	(31,806,076)	65,506,042	37,940,000
Touriel Building	Berkeley, CA	G	2004	35	2,736,000	7,810,027	199,965	2,736,000	8,009,992	10,745,992	(3,570,951)	7,175,041	4,874,236
Vantage Hollywood	Los Angeles, CA	—	1987	298	42,580,326	56,014,674	1,203,271	42,580,326	57,217,945	99,798,271	(10,415,693)	89,382,578	40,501,067
Versailles	Woodland Hills, CA	—	1991	253	12,650,000	33,656,292	7,510,844	12,650,000	41,167,136	53,817,136	(22,859,119)	30,958,017	30,357,682
Vintage at 425 Broadway (fka Promenade)	Santa Monica, CA	G	1934/2001	60	9,000,000	13,961,523	1,763,696	9,000,000	15,725,219	24,725,219	(4,182,605)	20,542,614	(I)
West 54th	New York, NY	G	2001	222	60,900,000	48,193,837	3,801,228	60,900,000	51,995,065	112,895,065	(14,869,327)	98,025,738	48,175,896
Westgate (fka Westgate I)	Pasadena, CA	—	2010	480	22,898,848	133,467,158	2,575,071	22,898,848	136,042,229	158,941,077	(37,281,584)	121,659,493	96,386,296
Woodleaf	Campbell, CA	—	1984	178	8,550,600	16,988,183	5,181,298	8,550,600	22,169,481	30,720,081	(15,240,849)	15,479,232	17,835,169
Portfolio/Entity Encumbrances (1)				—	—	—	—	—	—	—	—	—	797,768,476
Wholly Owned Encumbered				12,140	932,672,559	2,860,557,660	229,886,950	932,672,559	3,090,444,610	4,023,117,169	(1,039,436,780)	2,983,680,389	2,081,887,149

Partially Owned Unencumbered:
2300 Elliott	Seattle, WA	G	1992	92	796,800	7,173,725	6,928,668	796,800	14,102,393	14,899,193	(11,358,634)	3,540,559	—
Canyon Ridge	San Diego, CA	—	1989	162	4,869,448	11,955,064	4,016,206	4,869,448	15,971,270	20,840,718	(11,185,103)	9,655,615	—
Country Oaks	Agoura Hills, CA	—	1985	256	6,105,000	29,561,865	6,941,477	6,105,000	36,503,342	42,608,342	(21,079,355)	21,528,987	—
Harrison Square (fka Elliot Bay)	Seattle, WA	G	1992	166	7,600,000	35,844,345	5,487,099	7,600,000	41,331,444	48,931,444	(11,150,395)	37,781,049	—
Radius Koreatown	Los Angeles, CA	—	2014/2016	301	32,494,154	84,645,202	224,059	32,494,154	84,869,261	117,363,415	(8,194,532)	109,168,883	—
Rosecliff	Quincy, MA	—	1990	156	5,460,000	15,721,570	3,822,519	5,460,000	19,544,089	25,004,089	(13,068,617)	11,935,472	—
Strayhorse at Arrowhead Ranch	Glendale, AZ	—	1998	136	4,400,000	12,968,002	966,107	4,400,000	13,934,109	18,334,109	(6,624,197)	11,709,912	—
Venn at Main	Bellevue, WA	G	2016	350	26,626,498	151,652,048	160,761	26,626,498	151,812,809	178,439,307	(10,307,620)	168,131,687	—
Wood Creek II (fka Willow Brook (CA))	Pleasant Hill, CA	—	1985	228	5,055,000	38,388,672	6,854,946	5,055,000	45,243,618	50,298,618	(23,768,126)	26,530,492	—
Partially Owned Unencumbered				1,847	93,406,900	387,910,493	35,401,842	93,406,900	423,312,335	516,719,235	(116,736,579)	399,982,656	—

Partially Owned Encumbered:
Bellevue Meadows	Bellevue, WA	—	1983	180	4,507,100	12,574,814	5,634,209	4,507,100	18,209,023	22,716,123	(13,322,710)	9,393,413	16,515,951
Canyon Creek (CA)	San Ramon, CA	—	1984	268	5,425,000	18,812,121	7,726,619	5,425,000	26,538,740	31,963,740	(17,263,363)	14,700,377	28,150,731
Lantern Cove	Foster City, CA	—	1985	232	6,945,000	23,064,976	6,896,605	6,945,000	29,961,581	36,906,581	(18,556,525)	18,350,056	36,425,025
Schooner Bay I	Foster City, CA	—	1985	168	5,345,000	20,390,618	5,636,468	5,345,000	26,027,086	31,372,086	(16,017,984)	15,354,102	28,839,869
Schooner Bay II	Foster City, CA	—	1985	144	4,550,000	18,064,764	5,074,751	4,550,000	23,139,515	27,689,515	(14,268,541)	13,420,974	26,144,881
Surrey Downs	Bellevue, WA	—	1986	122	3,057,100	7,848,618	3,347,614	3,057,100	11,196,232	14,253,332	(7,873,885)	6,379,447	9,819,750
Virgil Square	Los Angeles, CA	—	1979	142	5,500,000	15,216,613	3,070,140	5,500,000	18,286,753	23,786,753	(9,309,905)	14,476,848	9,885,805
Wisconsin Place	Chevy Chase, MD	—	2009	432	—	172,089,355	1,277,053	—	173,366,408	173,366,408	(43,009,588)	130,356,820	147,801,323
Partially Owned Encumbered				1,688	35,329,200	288,061,879	38,663,459	35,329,200	326,725,338	362,054,538	(139,622,501)	222,432,037	303,583,335

Total Consolidated Investment in Real Estate				78,537	$5,962,270,046	$18,856,959,041	$1,691,792,587	$5,962,270,046	$20,548,751,628	$26,511,021,674	$(6,696,280,739)	$19,814,740,935	$2,385,470,484
(1)	See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2018

NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $1,722,231,029 as of December 31, 2018.
(B)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2018 was approximately $14.0 billion (unaudited).
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

(E)	Primarily represents capital expenditures for building improvements, replacements and renovations incurred subsequent to each property’s acquisition date.
(F)	Primarily represents land and/or construction-in-progress on projects either held for future development or projects currently under development.
(G)	A portion of these properties includes and/or will include retail/commercial space (including parking garages).
(H)	Total properties and apartment units exclude two unconsolidated properties containing 945 apartment units.
(I)	See Encumbrances Reconciliation schedule.
(J)	Boot property for Bond Partnership mortgage pool.