Form 10-Q
period 2019-03-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2019-05-06
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from        to

Commission File Number: 1-12252 (Equity Residential)

Commission File Number: 0-24920 (ERP Operating Limited Partnership)

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

(Exact name of registrant as specified in its charter)

Maryland (Equity Residential)	13-3675988 (Equity Residential)
Illinois (ERP Operating Limited Partnership)	36-3894853 (ERP Operating Limited Partnership)
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Two North Riverside Plaza, Chicago, Illinois 60606	(312) 474-1300
(Address of principal executive offices) (Zip Code)	(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares of Beneficial Interest, $0.01 Par Value (Equity Residential)	EQR	New York Stock Exchange
7.57% Notes due August 15, 2026 (ERP Operating Limited Partnership)	N/A	New York Stock Exchange

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on April 30, 2019 was 370,535,630.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2019 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of March 31, 2019 owned an approximate 96.4% ownership interest in, ERPOP.  The remaining 3.6% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

This report also includes separate Part I, Item 4, Controls and Procedures, sections and separate Exhibits 31 and 32 certifications for each of the Company and the Operating Partnership in order to establish that the requisite certifications have been made and that the Company and the Operating Partnership are compliant with Rule 13a-15 or Rule 15d-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and 18 U.S.C. §1350.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Land	$5,918,994	$5,875,803
Depreciable property	20,691,304	20,435,901
Projects under development	135,191	109,409
Land held for development	91,647	89,909
Investment in real estate	26,837,136	26,511,022
Accumulated depreciation	(6,900,496)	(6,696,281)
Investment in real estate, net	19,936,640	19,814,741
Investments in unconsolidated entities	62,853	58,349
Cash and cash equivalents	29,391	47,442
Restricted deposits	64,115	68,871
Right-of-use assets	434,683	—
Other assets	241,129	404,806
Total assets	$20,768,811	$20,394,209

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$2,671,491	$2,385,470
Notes, net	5,936,335	5,933,286
Line of credit and commercial paper	344,844	499,183
Accounts payable and accrued expenses	152,831	102,471
Accrued interest payable	74,028	62,622
Lease liabilities	282,237	—
Other liabilities	321,172	358,563
Security deposits	68,335	67,258
Distributions payable	218,471	206,601
Total liabilities	10,069,744	9,615,454

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	432,562	379,106
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of March 31, 2019 and December 31, 2018	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 370,462,401 shares issued and outstanding as of March 31, 2019 and 369,405,161 shares issued and outstanding as of December 31, 2018	3,705	3,694
Paid in capital	8,925,882	8,935,453
Retained earnings	1,155,032	1,261,763
Accumulated other comprehensive income (loss)	(75,013)	(64,986)
Total shareholders’ equity	10,046,886	10,173,204
Noncontrolling Interests:
Operating Partnership	225,081	228,738
Partially Owned Properties	(5,462)	(2,293)
Total Noncontrolling Interests	219,619	226,445
Total equity	10,266,505	10,399,649
Total liabilities and equity	$20,768,811	$20,394,209

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
REVENUES
Rental income	$662,302	$632,831
Fee and asset management	192	185
Total revenues	662,494	633,016
EXPENSES
Property and maintenance	115,070	108,202
Real estate taxes and insurance	91,442	91,914
Property management	26,396	23,444
General and administrative	15,381	16,278
Depreciation	204,215	196,309
Total expenses	452,504	436,147

Net gain (loss) on sales of real estate properties	(21)	142,213

Operating income	209,969	339,082

Interest and other income	581	5,880
Other expenses	(3,275)	(3,441)
Interest:
Expense incurred, net	(94,938)	(116,104)
Amortization of deferred financing costs	(2,136)	(3,679)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	110,201	221,738
Income and other tax (expense) benefit	(238)	(213)
Income (loss) from investments in unconsolidated entities	(707)	(977)
Net gain (loss) on sales of land parcels	1	—
Net income	109,257	220,548
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(3,919)	(8,059)
Partially Owned Properties	(799)	(680)
Net income attributable to controlling interests	104,539	211,809
Preferred distributions	(773)	(773)
Net income available to Common Shares	$103,766	$211,036

Earnings per share – basic:
Net income available to Common Shares	$0.28	$0.57
Weighted average Common Shares outstanding	369,558	367,800

Earnings per share – diluted:
Net income available to Common Shares	$0.28	$0.57
Weighted average Common Shares outstanding	385,184	383,018

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
Comprehensive income:
Net income	$109,257	$220,548
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(14,420)	6,087
Losses reclassified into earnings from other comprehensive income	4,393	4,791
Other comprehensive income (loss)	(10,027)	10,878
Comprehensive income	99,230	231,426
Comprehensive (income) attributable to Noncontrolling Interests	(4,353)	(9,139)
Comprehensive income attributable to controlling interests	$94,877	$222,287

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,257	$220,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	204,215	196,309
Amortization of deferred financing costs	2,136	3,679
Amortization of above/below market lease intangibles	(18)	1,098
Amortization of discounts and premiums on debt	1,418	1,532
Amortization of deferred settlements on derivative instruments	4,390	4,788
Amortization of right-of-use assets	4,022	—
Write-off of pursuit costs	1,448	931
(Income) loss from investments in unconsolidated entities	707	977
Distributions from unconsolidated entities – return on capital	693	615
Net (gain) loss on sales of real estate properties	21	(142,213)
Net (gain) loss on sales of land parcels	(1)	—
Net (gain) loss on debt extinguishment	—	22,110
Compensation paid with Company Common Shares	9,806	10,278
Changes in assets and liabilities:
(Increase) decrease in other assets	(14,325)	(15,396)
Increase (decrease) in accounts payable and accrued expenses	63,789	48,997
Increase (decrease) in accrued interest payable	11,406	11,718
Increase (decrease) in lease liabilities	(554)	—
Increase (decrease) in other liabilities	(25,942)	(4,692)
Increase (decrease) in security deposits	1,077	(261)
Net cash provided by operating activities	373,545	361,018
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(258,938)	(54,134)
Investment in real estate – development/other	(45,327)	(40,813)
Capital expenditures to real estate	(34,018)	(36,747)
Non-real estate capital additions	(1,018)	(1,191)
Interest capitalized for real estate under development	(1,202)	(1,688)
Proceeds from disposition of real estate, net	—	284,670
Investments in unconsolidated entities	(6,281)	(2,799)
Purchase of investment securities and other investments	(251)	—
Net cash provided by (used for) investing activities	(347,035)	147,298

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(1,492)	$(4,345)
Mortgage notes payable, net:
Proceeds	288,120	—
Lump sum payoffs	—	(725,639)
Scheduled principal repayments	(1,619)	(1,720)
Net gain (loss) on debt extinguishment	—	(22,110)
Notes, net:
Proceeds	—	497,010
Line of credit and commercial paper:
Line of credit proceeds	1,995,000	415,000
Line of credit repayments	(1,995,000)	(415,000)
Commercial paper proceeds	3,985,661	1,107,561
Commercial paper repayments	(4,140,000)	(1,173,000)
Proceeds from (payments on) settlement of derivative instruments	—	1,638
Proceeds from Employee Share Purchase Plan (ESPP)	1,126	1,681
Proceeds from exercise of options	29,860	1,600
Payment of offering costs	—	(26)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	125
Contributions – Noncontrolling Interests – Operating Partnership	—	1
Distributions:
Common Shares	(199,749)	(185,484)
Preferred Shares	—	(773)
Noncontrolling Interests – Operating Partnership	(7,256)	(6,666)
Noncontrolling Interests – Partially Owned Properties	(3,968)	(4,220)
Net cash provided by (used for) financing activities	(49,317)	(514,367)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(22,807)	(6,051)
Cash and cash equivalents and restricted deposits, beginning of period	116,313	100,762
Cash and cash equivalents and restricted deposits, end of period	$93,506	$94,711

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$29,391	$44,453
Restricted deposits	64,115	50,258
Total cash and cash equivalents and restricted deposits, end of period	$93,506	$94,711

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$74,777	$96,404
Net cash paid for income and other taxes	$531	$462
Amortization of deferred financing costs:
Other assets	$603	$603
Mortgage notes payable, net	$416	$2,084
Notes, net	$1,117	$992
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$736	$897
Notes, net	$682	$635
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(3)
Accumulated other comprehensive income	$4,393	$4,791
Write-off of pursuit costs:
Investment in real estate, net	$1,437	$931
Other assets	$11	$—
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$364	$627
Other liabilities	$343	$350
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$1,337	$(9,132)
Notes, net	$1,255	$(2,289)
Other liabilities	$11,828	$5,334
Accumulated other comprehensive income	$(14,420)	$6,087
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(5,561)	$(2,079)
Other liabilities	$(720)	$(720)
Debt financing costs:
Other assets	$145	$—
Mortgage notes payable, net	$(1,632)	$—
Notes, net	$(5)	$(4,345)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(438,705)	$—
Other assets	$184,116	$—
Lease liabilities	$282,791	$—
Other liabilities	$(28,202)	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$37,280	$37,280
Balance, end of period	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,694	$3,680
Conversion of OP Units into Common Shares	2	—
Exercise of share options	7	1
Share-based employee compensation expense:
Restricted shares	2	1
Balance, end of period	$3,705	$3,682
PAID IN CAPITAL
Balance, beginning of year	$8,935,453	$8,886,586
Common Share Issuance:
Conversion of OP Units into Common Shares	4,785	134
Exercise of share options	29,853	1,599
Employee Share Purchase Plan (ESPP)	1,126	1,681
Share-based employee compensation expense:
Restricted shares	4,576	2,622
Share options	793	7,338
ESPP discount	267	297
Offering costs	—	(26)
Supplemental Executive Retirement Plan (SERP)	(602)	83
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(55,021)	12,831
Adjustment for Noncontrolling Interests ownership in Operating Partnership	4,652	(2,839)
Balance, end of period	$8,925,882	$8,910,306
RETAINED EARNINGS
Balance, beginning of year	$1,261,763	$1,403,530
Net income attributable to controlling interests	104,539	211,809
Common Share distributions	(210,497)	(198,928)
Preferred Share distributions	(773)	(773)
Balance, end of period	$1,155,032	$1,415,638
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(64,986)	$(88,612)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(14,420)	6,087
Losses reclassified into earnings from other comprehensive income	4,393	4,791
Balance, end of period	$(75,013)	$(77,734)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$0.5675	$0.54

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$228,738	$226,691
Issuance of restricted units to Noncontrolling Interests	—	1
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(4,787)	(134)
Equity compensation associated with Noncontrolling Interests	7,903	4,803
Net income attributable to Noncontrolling Interests	3,919	8,059
Distributions to Noncontrolling Interests	(7,605)	(7,188)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	1,565	(443)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(4,652)	2,839
Balance, end of period	$225,081	$234,628
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$(2,293)	$4,708
Net income attributable to Noncontrolling Interests	799	680
Contributions by Noncontrolling Interests	—	125
Distributions to Noncontrolling Interests	(3,968)	(4,220)
Balance, end of period	$(5,462)	$1,293

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Land	$5,918,994	$5,875,803
Depreciable property	20,691,304	20,435,901
Projects under development	135,191	109,409
Land held for development	91,647	89,909
Investment in real estate	26,837,136	26,511,022
Accumulated depreciation	(6,900,496)	(6,696,281)
Investment in real estate, net	19,936,640	19,814,741
Investments in unconsolidated entities	62,853	58,349
Cash and cash equivalents	29,391	47,442
Restricted deposits	64,115	68,871
Right-of-use assets	434,683	—
Other assets	241,129	404,806
Total assets	$20,768,811	$20,394,209

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$2,671,491	$2,385,470
Notes, net	5,936,335	5,933,286
Line of credit and commercial paper	344,844	499,183
Accounts payable and accrued expenses	152,831	102,471
Accrued interest payable	74,028	62,622
Lease liabilities	282,237	—
Other liabilities	321,172	358,563
Security deposits	68,335	67,258
Distributions payable	218,471	206,601
Total liabilities	10,069,744	9,615,454

Commitments and contingencies

Redeemable Limited Partners	432,562	379,106
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,084,619	10,200,910
Limited Partners	225,081	228,738
Accumulated other comprehensive income (loss)	(75,013)	(64,986)
Total partners’ capital	10,271,967	10,401,942
Noncontrolling Interests – Partially Owned Properties	(5,462)	(2,293)
Total capital	10,266,505	10,399,649
Total liabilities and capital	$20,768,811	$20,394,209

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
REVENUES
Rental income	$662,302	$632,831
Fee and asset management	192	185
Total revenues	662,494	633,016
EXPENSES
Property and maintenance	115,070	108,202
Real estate taxes and insurance	91,442	91,914
Property management	26,396	23,444
General and administrative	15,381	16,278
Depreciation	204,215	196,309
Total expenses	452,504	436,147

Net gain (loss) on sales of real estate properties	(21)	142,213

Operating income	209,969	339,082

Interest and other income	581	5,880
Other expenses	(3,275)	(3,441)
Interest:
Expense incurred, net	(94,938)	(116,104)
Amortization of deferred financing costs	(2,136)	(3,679)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	110,201	221,738
Income and other tax (expense) benefit	(238)	(213)
Income (loss) from investments in unconsolidated entities	(707)	(977)
Net gain (loss) on sales of land parcels	1	—
Net income	109,257	220,548
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(799)	(680)
Net income attributable to controlling interests	$108,458	$219,868
ALLOCATION OF NET INCOME:
Preference Units	$773	$773

General Partner	$103,766	$211,036
Limited Partners	3,919	8,059
Net income available to Units	$107,685	$219,095

Earnings per Unit – basic:
Net income available to Units	$0.28	$0.57
Weighted average Units outstanding	382,477	380,663

Earnings per Unit – diluted:
Net income available to Units	$0.28	$0.57
Weighted average Units outstanding	385,184	383,018

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
Comprehensive income:
Net income	$109,257	$220,548
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(14,420)	6,087
Losses reclassified into earnings from other comprehensive income	4,393	4,791
Other comprehensive income (loss)	(10,027)	10,878
Comprehensive income	99,230	231,426
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(799)	(680)
Comprehensive income attributable to controlling interests	$98,431	$230,746

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$109,257	$220,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	204,215	196,309
Amortization of deferred financing costs	2,136	3,679
Amortization of above/below market lease intangibles	(18)	1,098
Amortization of discounts and premiums on debt	1,418	1,532
Amortization of deferred settlements on derivative instruments	4,390	4,788
Amortization of right-of-use assets	4,022	—
Write-off of pursuit costs	1,448	931
(Income) loss from investments in unconsolidated entities	707	977
Distributions from unconsolidated entities – return on capital	693	615
Net (gain) loss on sales of real estate properties	21	(142,213)
Net (gain) loss on sales of land parcels	(1)	—
Net (gain) loss on debt extinguishment	—	22,110
Compensation paid with Company Common Shares	9,806	10,278
Changes in assets and liabilities:
(Increase) decrease in other assets	(14,325)	(15,396)
Increase (decrease) in accounts payable and accrued expenses	63,789	48,997
Increase (decrease) in accrued interest payable	11,406	11,718
Increase (decrease) in lease liabilities	(554)	—
Increase (decrease) in other liabilities	(25,942)	(4,692)
Increase (decrease) in security deposits	1,077	(261)
Net cash provided by operating activities	373,545	361,018
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(258,938)	(54,134)
Investment in real estate – development/other	(45,327)	(40,813)
Capital expenditures to real estate	(34,018)	(36,747)
Non-real estate capital additions	(1,018)	(1,191)
Interest capitalized for real estate under development	(1,202)	(1,688)
Proceeds from disposition of real estate, net	—	284,670
Investments in unconsolidated entities	(6,281)	(2,799)
Purchase of investment securities and other investments	(251)	—
Net cash provided by (used for) investing activities	(347,035)	147,298

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(1,492)	$(4,345)
Mortgage notes payable, net:
Proceeds	288,120	—
Lump sum payoffs	—	(725,639)
Scheduled principal repayments	(1,619)	(1,720)
Net gain (loss) on debt extinguishment	—	(22,110)
Notes, net:
Proceeds	—	497,010
Line of credit and commercial paper:
Line of credit proceeds	1,995,000	415,000
Line of credit repayments	(1,995,000)	(415,000)
Commercial paper proceeds	3,985,661	1,107,561
Commercial paper repayments	(4,140,000)	(1,173,000)
Proceeds from (payments on) settlement of derivative instruments	—	1,638
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	1,126	1,681
Proceeds from exercise of EQR options	29,860	1,600
Payment of offering costs	—	(26)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	125
Contributions – Limited Partners	—	1
Distributions:
OP Units – General Partner	(199,749)	(185,484)
Preference Units	—	(773)
OP Units – Limited Partners	(7,256)	(6,666)
Noncontrolling Interests – Partially Owned Properties	(3,968)	(4,220)
Net cash provided by (used for) financing activities	(49,317)	(514,367)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(22,807)	(6,051)
Cash and cash equivalents and restricted deposits, beginning of period	116,313	100,762
Cash and cash equivalents and restricted deposits, end of period	$93,506	$94,711

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$29,391	$44,453
Restricted deposits	64,115	50,258
Total cash and cash equivalents and restricted deposits, end of period	$93,506	$94,711

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$74,777	$96,404
Net cash paid for income and other taxes	$531	$462
Amortization of deferred financing costs:
Other assets	$603	$603
Mortgage notes payable, net	$416	$2,084
Notes, net	$1,117	$992
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$736	$897
Notes, net	$682	$635
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(3)
Accumulated other comprehensive income	$4,393	$4,791
Write-off of pursuit costs:
Investment in real estate, net	$1,437	$931
Other assets	$11	$—
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$364	$627
Other liabilities	$343	$350
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$1,337	$(9,132)
Notes, net	$1,255	$(2,289)
Other liabilities	$11,828	$5,334
Accumulated other comprehensive income	$(14,420)	$6,087
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(5,561)	$(2,079)
Other liabilities	$(720)	$(720)
Debt financing costs:
Other assets	$145	$—
Mortgage notes payable, net	$(1,632)	$—
Notes, net	$(5)	$(4,345)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(438,705)	$—
Other assets	$184,116	$—
Lease liabilities	$282,791	$—
Other liabilities	$(28,202)	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$37,280	$37,280
Balance, end of period	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of year	$10,200,910	$10,293,796
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	4,787	134
Exercise of EQR share options	29,860	1,600
EQR’s Employee Share Purchase Plan (ESPP)	1,126	1,681
Share-based employee compensation expense:
EQR restricted shares	4,578	2,623
EQR share options	793	7,338
EQR ESPP discount	267	297
Net income available to Units – General Partner	103,766	211,036
OP Units – General Partner distributions	(210,497)	(198,928)
Offering costs	—	(26)
Supplemental Executive Retirement Plan (SERP)	(602)	83
Change in market value of Redeemable Limited Partners	(55,021)	12,831
Adjustment for Limited Partners ownership in Operating Partnership	4,652	(2,839)
Balance, end of period	$10,084,619	$10,329,626
LIMITED PARTNERS
Balance, beginning of year	$228,738	$226,691
Issuance of restricted units to Limited Partners	—	1
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(4,787)	(134)
Equity compensation associated with Units – Limited Partners	7,903	4,803
Net income available to Units – Limited Partners	3,919	8,059
Units – Limited Partners distributions	(7,605)	(7,188)
Change in carrying value of Redeemable Limited Partners	1,565	(443)
Adjustment for Limited Partners ownership in Operating Partnership	(4,652)	2,839
Balance, end of period	$225,081	$234,628
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(64,986)	$(88,612)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(14,420)	6,087
Losses reclassified into earnings from other comprehensive income	4,393	4,791
Balance, end of period	$(75,013)	$(77,734)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$0.5675	$0.54

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2019	2018
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$(2,293)	$4,708
Net income attributable to Noncontrolling Interests	799	680
Contributions by Noncontrolling Interests	—	125
Distributions to Noncontrolling Interests	(3,968)	(4,220)
Balance, end of period	$(5,462)	$1,293

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

EQR is the general partner of, and as of March 31, 2019 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues public equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of March 31, 2019, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 310 properties located in 11 states and the District of Columbia consisting of 80,061 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	290	75,419
Master-Leased Properties – Consolidated	1	162
Partially Owned Properties – Consolidated	17	3,535
Partially Owned Properties – Unconsolidated	2	945
	310	80,061

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications did not have an impact on net income previously reported.  Operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

The balance sheets at December 31, 2018 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Income and Other Taxes

Due to the structure of EQR as a REIT and the nature of the operations of its operating properties, no provision for federal income taxes has been made at the EQR level.  In addition, ERPOP generally is not liable for federal income taxes as the partners recognize their proportionate share of income or loss in their tax returns; therefore no provision for federal income taxes has been made at the ERPOP level.  Historically, the Company has generally only incurred certain state and local income, excise and franchise taxes.  The Company has elected taxable REIT subsidiary (“TRS”) status for certain of its corporate subsidiaries and as a result, these entities may incur both federal and state income taxes on any taxable income of such entities after consideration of any net operating losses.

In December 2017, H.R. 1, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), became law. As of March 31, 2019, the Tax Act did not have a material impact on our REIT or subsidiary entities, our ability to continue to qualify as a REIT or on our results of operations.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard which requires companies to adopt a new approach for estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans.  The standard requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables. In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under the new leases standard from the scope of the new credit losses standard.  The new standard will be effective for the Company beginning on January 1, 2020, with early adoption permitted beginning January 1, 2019.  The Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued a comprehensive new revenue recognition standard entitled Revenue from Contracts with Customers that superseded nearly all existing revenue recognition guidance.  The new standard specifically excludes lease revenue.  The new standard’s core principle is that a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services.  Companies will likely need to use more judgment and make more estimates than under previous revenue recognition guidance.  These may include identifying performance obligations in the contract, estimating the amount of variable consideration, if any, to include in the transaction price and allocating the transaction price to each separate performance obligation.  The new standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  The Company selected the modified retrospective transition method as of the date of adoption as required effective January 1, 2018.  Approximately 94% of rental income consists of revenue from leasing arrangements, which is specifically excluded from the standard.  The Company analyzed its remaining revenue streams, inclusive of fee and asset management and gains and losses on sales, and concluded these revenue streams have the same timing and pattern of revenue recognition under the new guidance, and therefore the Company had no changes in revenue recognition with the adoption of the new standard.  As such, adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity/capital or cash flows.
For the remaining approximately 6% of rental income that is subject to the new revenue recognition standard, the Company’s disaggregated revenue streams are disclosed in the table included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 and are comparable with the percentage of rental income for the quarter ended March 31, 2019.  These revenue streams have the same timing and pattern of revenue recognition across our reportable segments, with consistent allocations between the leasing and revenue recognition standards.

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

The Company adopted this new standard as required effective January 1, 2019 using a modified retrospective method and the Company applied the new guidance as of the adoption date and elected certain practical expedients, as described below.  The standard impacted our consolidated balance sheets but did not impact our consolidated statements of operations. Right-of-use (“ROU”) assets and lease liabilities where the Company is the lessee were recognized for various corporate office leases and ground leases.  The Company recorded ROU assets and related lease liabilities to its opening balance sheet upon adoption on January 1, 2019 of $434.2 million and $278.3 million, respectively.  The Company calculated the net present value of the lease liabilities on January 1, 2019 and reclassed the following amounts from other assets and other liabilities to record our initial ROU assets (amounts in thousands):

	January 1, 2019	Balance Sheet Reclass:
Initial lease liabilities	$278,287
Reclassifications:
Prepaid ground leases	17,886	Other Assets
Ground lease intangibles – below market, net	166,230	Other Assets
Ground lease intangibles – above market, net	(2,110)	Other Liabilities
Straight-line rent liabilities (1)	(26,092)	Other Liabilities
Initial right-of-use assets	$434,201
(1)	Straight-line rent liabilities relate to corporate office leases and certain ground leases.

In July 2018, the FASB issued an amendment to the new leases standard, which includes a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single component under the new leases standard.  The amendment also provides a transition option that permits the application of the new guidance as of the adoption date rather than to all periods presented.  The Company elected the practical expedient to account for both its lease and non-lease components as a single component under the leases standard and elected the new transition option as of the date of adoption effective January 1, 2019. See Note 8 for additional discussion regarding the new lease standard.

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

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units) for the quarters ended March 31, 2019 and 2018:

	2019	2018
Common Shares
Common Shares outstanding at January 1,	369,405,161	368,018,082
Common Shares Issued:
Conversion of OP Units	184,878	5,000
Exercise of share options	709,071	45,391
Employee Share Purchase Plan (ESPP)	18,901	35,177
Restricted share grants, net	144,390	108,261
Common Shares outstanding at March 31,	370,462,401	368,211,911
Units
Units outstanding at January 1,	13,904,035	13,768,438
Restricted unit grants, net	133,214	263,048
Conversion of OP Units to Common Shares	(184,878)	(5,000)
Units outstanding at March 31,	13,852,371	14,026,486
Total Common Shares and Units outstanding at March 31,	384,314,772	382,238,397
Units Ownership Interest in Operating Partnership	3.6%	3.7%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at March 31, 2019 and December 31, 2018.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total.  Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above.  As of March 31, 2019 and 2018, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $432.6 million and $354.6 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the quarters ended March 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Balance at January 1,	$379,106	$366,955
Change in market value	55,021	(12,831)
Change in carrying value	(1,565)	443
Balance at March 31,	$432,562	$354,567

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

The following table presents the Company’s issued and outstanding Preferred Shares as of March 31, 2019 and December 31, 2018:

			Amounts in thousands
		Annual
	Call	Dividend Per	March 31,	December 31,
	Date (1)	Share (2)	2019	2018
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding as of March 31, 2019 and December 31, 2018	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)

On or after the call date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the quarters ended March 31, 2019 and 2018:

	2019	2018
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	383,309,196	381,786,520
Issued to General Partner:
Exercise of EQR share options	709,071	45,391
EQR’s Employee Share Purchase Plan (ESPP)	18,901	35,177
EQR’s restricted share grants, net	144,390	108,261
Issued to Limited Partners:
Restricted unit grants, net	133,214	263,048
General and Limited Partner Units outstanding at March 31,	384,314,772	382,238,397
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,904,035	13,768,438
Limited Partner restricted unit grants, net	133,214	263,048
Conversion of Limited Partner OP Units to EQR Common Shares	(184,878)	(5,000)
Limited Partner Units outstanding at March 31,	13,852,371	14,026,486
Limited Partner Units Ownership Interest in Operating Partnership	3.6%	3.7%

The Limited Partners of the Operating Partnership as of March 31, 2019 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units.  Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis.  The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units.  Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR.  Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at March 31, 2019 and December 31, 2018.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total.  Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above.  As of March 31, 2019 and 2018, the Redeemable Limited Partner Units have a redemption value of approximately $432.6 million and $354.6 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the quarters ended March 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Balance at January 1,	$379,106	$366,955
Change in market value	55,021	(12,831)
Change in carrying value	(1,565)	443
Balance at March 31,	$432,562	$354,567

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of March 31, 2019 and December 31, 2018:

			Amounts in thousands
		Annual
	Call	Dividend Per	March 31,	December 31,
	Date (1)	Unit (2)	2019	2018
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding as of March 31, 2019 and December 31, 2018	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

Other

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds from all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).  The program currently has a maturity of June 28, 2019.  EQR has the authority to issue 13.0 million shares but has not issued any shares under this program since September 2012.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008 and no repurchases of any kind have occurred since February 2014.  As of March 31, 2019, EQR has remaining authorization to repurchase up to 13.0 million of its shares under the repurchase program.

4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Land	$5,918,994	$5,875,803
Depreciable property:
Buildings and improvements	18,440,716	18,232,625
Furniture, fixtures and equipment	1,761,906	1,722,231
In-Place lease intangibles	488,682	481,045
Projects under development:
Land	25,430	25,429
Construction-in-progress	109,761	83,980
Land held for development:
Land	61,038	61,038
Construction-in-progress	30,609	28,871
Investment in real estate	26,837,136	26,511,022
Accumulated depreciation	(6,900,496)	(6,696,281)
Investment in real estate, net	$19,936,640	$19,814,741

During the quarter ended March 31, 2019, the Company acquired the entire equity interest in the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	3	579	$258,650
Total	3	579	$258,650

(1)	Purchase price includes an allocation of approximately $43.2 million to land and $215.7 million to depreciable property (inclusive of capitalized closing costs).

5.	Commitments to Acquire/Dispose of Real Estate

The Company has entered into a separate agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Land Parcels (one)	—	—	$28,000
Total	—	—	$28,000

The Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	2	593	$282,250
Rental Properties – Unconsolidated (1)	1	444	255,500
Land Parcels (one)	—	—	1,900
Total	3	1,037	$539,650

(1)	The Company has a 20.0% ownership in this property. See Notes 6 and 12 for additional discussion regarding unconsolidated properties.

The closing of pending transactions are subject to certain conditions and restrictions, therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above.  See Note 14 for discussion of the properties acquired or disposed of, if any, subsequent to March 31, 2019.

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

The Company has various equity interests in certain joint ventures owning 17 properties containing 3,535 apartment units.  The Company is the general partner or managing member of these joint ventures and is responsible for managing the operations and affairs of the joint ventures as well as making all decisions regarding the businesses of the joint ventures.  The limited partners or non-managing members are not able to exercise substantive kick-out or participating rights.  As a result, the joint ventures qualify as VIEs.  The Company has a controlling financial interest in the VIEs and, thus, is the VIEs’ primary beneficiary.  The Company has both the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs.  As a result, the joint ventures are required to be consolidated on the Company’s financial statements.  The consolidated assets and liabilities related to the joint ventures were approximately $694.7 million and $316.1 million, respectively, at March 31, 2019 and approximately $713.6 million and $313.9 million, respectively, at December 31, 2018.

Investments in Unconsolidated Entities

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of March 31, 2019 and December 31, 2018 (amounts in thousands except for ownership percentage):

	March 31, 2019	December 31, 2018	Ownership Percentage
Investments in Unconsolidated Entities:
Wisconsin Place Developer (VIE) (1)	$41,828	$42,365	33.3%
Operating Properties (Non-VIE) (2)	10,207	10,494	20.0%
Other	10,818	5,490	Varies
Investments in Unconsolidated Entities	$62,853	$58,349

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

(2)	Includes two joint ventures under separate agreements with the same partner totaling 945 apartment units.

7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Mortgage escrow deposits:
Real estate taxes and insurance	$1,311	$876
Replacement reserves	9,023	8,641
Mortgage principal reserves/sinking funds	11,514	9,754
Other	852	852
Mortgage escrow deposits	22,700	20,123
Restricted cash:
Earnest money on pending acquisitions	3,125	5,000
Restricted deposits on real estate investments	534	540
Resident security and utility deposits	36,213	35,659
Other	1,543	7,549
Restricted cash	41,415	48,748
Restricted deposits	$64,115	$68,871

8.	Leases

Lessor Accounting

The Company is the lessor for its residential and retail leases (including commercial leases) and these leases will continue to be accounted for as operating leases under the new standard as described in Note 2.  Therefore, the Company did not have significant changes in the accounting for its lease revenues.

As of March 31, 2019, approximately 97.0% of the Company’s total lease revenue is generated from residential apartment leases that are generally for twelve months or less in length.  The residential apartment leases may include lease income related to such items as parking, storage and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

As of March 31, 2019, approximately 3.0% of the Company’s total lease revenue is generated by retail leases that are generally for terms ranging between 5-10 years.  The retail leases generally consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents.  The retail leases may include lease income related to such items as parking and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Retail leases are renewable with market-based renewal options.

The Company elected the practical expedient to account for both its lease and non-lease components (specifically common area maintenance charges) as a single lease component under the leases standard.

The following table presents the lease income types relating to lease payments for residential and retail leases for the quarter ended March 31, 2019 (amounts in thousands):

	Quarter Ended March 31, 2019
Lease Income Type	Residential Leases	Retail Leases	Total
Residential and retail rent	$592,520	$18,470	$610,990
Parking rent	9,137	72	9,209
Storage rent	919	44	963
Pet rent	2,887	—	2,887
Total lease revenue (1)	$605,463	$18,586	$624,049
(1)	Excludes other rental income of $38.3 million, which is accounted for under the revenue recognition standard.

Lessee Accounting

The Company is the lessee under various corporate office and ground leases for which the Company recognized ROU assets and related lease liabilities effective January 1, 2019.  The following table presents the Company’s ROU assets and related lease liabilities as of March 31, 2019 (amounts in thousands):

2019
Right-of-use assets:
Corporate office leases (1)	$16,024
Ground leases	418,659
Right-of-use assets	$434,683
Lease liabilities:
Corporate office leases (1)	$17,585
Ground leases	264,652
Lease liabilities	$282,237

(1)

The Company has two corporate office leases that are considered short-term and therefore, there is no balance sheet impact and both leases continue to be expensed on a straight-line basis throughout the year.

As the standard requires the recognition of a liability for the lease obligation, discount rates are used to determine the net present value of the lease payments.  The discount rate for the lease is the rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate.  As the Company does not know the amount of the lessors’ initial direct costs, it cannot readily determine the rate implicit in the lease and instead must apply the incremental borrowing rate.  The Company has estimated the discount rate ranges of 3.3% to 3.9% for corporate office leases and 4.4% to 5.5% for ground leases.  Since the Company’s credit backs the corporate office lease obligations and the lease terms are ten years or less, the discount rate range was estimated by using the Company’s borrowing rates for actual pricing.  The discount range for ground leases takes into account various factors, including the longer life of the ground leases, and was estimated by using the Company’s borrowing rates for actual pricing through 30 years and other long-term market rates.

Corporate office leases

The Company leases nine corporate offices with remaining lease terms of one to ten years.  The Company’s corporate office leases continue to be accounted for as operating leases under the new standard.  When there is a material lease modification, the Company is required to remeasure the lease liability.

The Company leases its corporate headquarters from an entity controlled by EQR’s Chairman of the Board of Trustees.  The lease terminates on January 31, 2022.  The amount incurred for such office space for the quarter ended March 31, 2019 was approximately $0.6 million.  The Company believes this amount approximates market rates for such rental space.

Ground leases

The Company maintains long-term ground leases for 14 operating properties with lease expiration dates ranging from 2042 through 2113.  The Company owns the building and improvements.  Based on its election of the package of practical expedients, the Company was not required to reassess the classification of existing ground leases and therefore these leases continue to be accounted for as operating leases.  However, in the event we materially modify existing ground leases and/or enter into new ground leases, such leases will likely be classified as finance leases.

Additional disclosures

The following table illustrates the quantitative disclosures for lessees as of and for the quarter ended March 31, 2019 (amounts in thousands):

2019
Lease cost:
Operating lease cost:
Corporate office leases	$918
Ground leases	5,550
Short-term lease cost:
Corporate office leases	56
Ground leases	—
Variable lease cost:
Corporate office leases	261
Ground leases	851
Total lease cost	$7,636
Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases:
Corporate office leases	$1,248
Ground leases	$4,493
ROU assets obtained in exchange for new operating lease liabilities:
Corporate office leases	$16,687
Ground leases	$422,018
Weighted-average remaining lease term – operating leases:
Corporate office leases	6.5 years
Ground leases	56.8 years
Weighted-average discount rate – operating leases:
Corporate office leases	3.7%
Ground leases	5.0%

The following table summarizes the Company’s undiscounted cash flows for contractual obligations for minimum rent payments/receipts under operating leases for the next five years and thereafter as of March 31, 2019:

(Payments)/Receipts Due by Year (in thousands)
	Remaining 2019	2020	2021	2022	2023	2024	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$(12,607)	$(17,208)	$(17,148)	$(14,993)	$(14,843)	$(15,101)	$(938,561)	$(1,030,461)
Minimum Rent Receipts (b)	$49,268	$62,481	$58,439	$54,378	$46,987	$39,364	$135,548	$446,465

(a)	Minimum basic rent due for corporate office leases and base rent due on ground leases where the Company is the lessee.
(b)	Minimum basic rent receipts due for various retail space where the Company is the lessor. Excludes residential leases due to their short-term nature.

The following table provides a reconciliation of lease liabilities from our undiscounted cash flows for minimum rent payments for the quarter ended March 31, 2019 (amount in thousands):

2019
Total minimum rent payments	$1,030,461
Less: Lease discount	(748,224)
Lease liabilities	$282,237

9.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.  Weighted average interest rates noted below for the quarter ended March 31, 2019 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

As of March 31, 2019, the Company had outstanding mortgage debt of approximately $2.7 billion.

During the quarter ended March 31, 2019, the Company obtained $288.1 million in 3.94% fixed rate mortgage debt held in a Fannie Mae loan pool maturing on March 1, 2029.

As of March 31, 2019, the Company had $440.6 million of secured debt (primarily tax-exempt bonds) subject to third party credit enhancement.

As of March 31, 2019, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 28, 2061.  At March 31, 2019, the interest rate range on the Company’s mortgage debt was 0.10% to 6.90%.  During the quarter ended March 31, 2019, the weighted average interest rate on the Company’s mortgage debt was 4.01%.

Notes

As of March 31, 2019, the Company had outstanding unsecured notes of approximately $5.9 billion.

As of March 31, 2019, scheduled maturities for the Company’s outstanding notes were at various dates through August 1, 2047.  At March 31, 2019, the interest rate range on the Company’s notes before the effect of certain fair value hedges was 2.375% to 7.57%.  During the quarter ended March 31, 2019, the weighted average interest rate on the Company’s notes was 4.32%.

The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for the quarter ended March 31, 2019.

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

In February 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  As of March 31, 2019, there was a balance of $344.8 million outstanding on the commercial paper program ($345.0 million in principal outstanding net of an unamortized discount of $0.2 million).  The notes bear interest at various floating rates with a weighted average of 2.75% for the quarter ended March 31, 2019 and a weighted average maturity of 7 days as of March 31, 2019.

As of March 31, 2019, there were no borrowings outstanding under the revolving credit facility and $6.7 million was restricted/dedicated to support letters of credit.  In addition, the Company limits its utilization of the facility in order to maintain liquidity and to support its $500.0 million commercial paper program along with certain other obligations.  As a result, the Company had approximately $1.55 billion available under the facility at March 31, 2019. During the quarter ended March 31, 2019, the weighted average interest rate on the revolving credit facility was 3.25%.

Other

In 2017, the Company executed a letter of credit facility with a third party financial institution which is not backed or collateralized by borrowings on the Company’s unsecured revolving credit facility.  As of March 31, 2019, there was $9.0 million in letters of credit outstanding on this facility.

10.	Derivative and Other Fair Value Instruments

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at March 31, 2019 and December 31, 2018, respectively (amounts in thousands):

	March 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$2,671,491	$2,646,252	$2,385,470	$2,352,502
Unsecured debt, net	6,281,179	6,533,696	6,432,469	6,481,426
Total debt, net	$8,952,670	$9,179,948	$8,817,939	$8,833,928

The following table summarizes the Company’s consolidated derivative instruments at March 31, 2019 (dollar amounts are in thousands):

	Fair Value Hedges (1)	Forward Starting Swaps (2)
Current Notional Balance	$450,000	$500,000
Lowest Interest Rate	2.375%	2.2665%
Highest Interest Rate	2.375%	3.1163%
Maturity Date	2019	2029

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.
(2)

Forward Starting Swaps – Designed to partially fix interest rates in advance of planned future debt issuances.  These swaps have mandatory counterparty terminations in 2020 and are targeted for certain 2019 debt issuances.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at March 31, 2019 and December 31, 2018, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	3/31/2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$665	$—	$665	$—
Supplemental Executive Retirement Plan	Other Assets	142,075	142,075	—	—
Total		$142,740	$142,075	$665	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$1,022	$—	$1,022	$—
Forward Starting Swaps	Other Liabilities	22,936	—	22,936	—
Supplemental Executive Retirement Plan	Other Liabilities	142,075	142,075	—	—
Total		$166,033	$142,075	$23,958	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$432,562	$—	$432,562	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$2,000	$—	$2,000	$—
Supplemental Executive Retirement Plan	Other Assets	134,088	134,088	—	—
Total		$136,088	$134,088	$2,000	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$2,277	$—	$2,277	$—
Forward Starting Swaps	Other Liabilities	9,851	—	9,851	—
Supplemental Executive Retirement Plan	Other Liabilities	134,088	134,088	—	—
Total		$146,216	$134,088	$12,128	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$379,106	$—	$379,106	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2019 and 2018, respectively (amounts in thousands):

March 31, 2019 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$1,255	Fixed rate debt	Interest expense	$(1,255)
Total		$1,255			$(1,255)

March 31, 2018 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(2,289)	Fixed rate debt	Interest expense	$2,289
Total		$(2,289)			$2,289

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2019 and 2018, respectively (amounts in thousands):

	Effective Portion
March 31, 2019 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(14,420)	Interest expense	$(4,393)
Total	$(14,420)		$(4,393)

	Effective Portion			Ineffective Portion
March 31, 2018 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$6,087	Interest expense	$(4,791)	N/A	$—
Total	$6,087		$(4,791)		$—

As of March 31, 2019 and December 31, 2018, there were approximately $75.0 million and $65.0 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments.  Based on the estimated fair values of the net derivative instruments at March 31, 2019, the Company may recognize an estimated $22.8 million of accumulated other comprehensive income (loss) as additional interest expense during the twelve months ending March 31, 2020.

11.	Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2019	2018
Numerator for net income per share – basic:
Net income	$109,257	$220,548
Allocation to Noncontrolling Interests – Operating Partnership	(3,919)	(8,059)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(799)	(680)
Preferred distributions	(773)	(773)
Numerator for net income per share – basic	$103,766	$211,036
Numerator for net income per share – diluted:
Net income	$109,257	$220,548
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(799)	(680)
Preferred distributions	(773)	(773)
Numerator for net income per share – diluted	$107,685	$219,095
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	369,558	367,800
Effect of dilutive securities:
OP Units	12,919	12,863
Long-term compensation shares/units	2,707	2,355
Denominator for net income per share – diluted	385,184	383,018
Net income per share – basic	$0.28	$0.57
Net income per share – diluted	$0.28	$0.57

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Quarter Ended March 31,
	2019	2018
Numerator for net income per Unit – basic and diluted:
Net income	$109,257	$220,548
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(799)	(680)
Allocation to Preference Units	(773)	(773)
Numerator for net income per Unit – basic and diluted	$107,685	$219,095
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	382,477	380,663
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,707	2,355
Denominator for net income per Unit – diluted	385,184	383,018
Net income per Unit – basic	$0.28	$0.57
Net income per Unit – diluted	$0.28	$0.57

12.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws.  Compliance by the Company with existing laws has not had a material adverse effect on the Company.  However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.  As of March 31, 2019, the Company does have environmental reserves totaling approximately $4.3 million related to three of its properties.

The Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of March 31, 2019, the Company has three wholly owned projects totaling 691 apartment units in various stages of development with remaining commitments to fund of approximately $388.4 million and estimated completion dates ranging through September 30, 2021, as well as other completed development projects that are in various stages of lease-up or are stabilized.

As of March 31, 2019, the Company has two unconsolidated operating properties that are owned with the same third party joint venture partner under separate agreements.  The joint venture agreements with this partner are primarily deal-specific regarding profit-sharing, equity contributions, returns on investment, buy-sell agreements and other customary provisions.  The buy-sell arrangements contain provisions that provide the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  The Company’s geographic same store operating segments located in urban and high-density suburban markets represent its reportable segments (the three Denver properties owned by the Company are currently included in non-same store).  The Company’s operating segments located in its other markets (Phoenix) that are not material have also been included in the tables presented below.

The Company’s fee and asset management and development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2019 and 2018, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the quarters ended March 31, 2019 and 2018, respectively (amounts in thousands):

	Quarter Ended March 31,
	2019	2018
Rental income	$662,302	$632,831
Property and maintenance expense	(115,070)	(108,202)
Real estate taxes and insurance expense	(91,442)	(91,914)
Total operating expenses	(206,512)	(200,116)
Net operating income	$455,790	$432,715

The following tables present NOI for each segment from our rental real estate for the quarters ended March 31, 2019 and 2018, respectively, as well as total assets and capital expenditures at March 31, 2019 (amounts in thousands):

	Quarter Ended March 31, 2019			Quarter Ended March 31, 2018
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$115,399	$34,484	$80,915	$110,996	$32,041	$78,955
Orange County	25,828	6,205	19,623	24,803	6,091	18,712
San Diego	23,304	6,127	17,177	22,492	5,964	16,528
Subtotal - Southern California	164,531	46,816	117,715	158,291	44,096	114,195

San Francisco	121,761	30,417	91,344	117,352	29,410	87,942
Washington D.C.	110,784	34,674	76,110	108,528	33,910	74,618
New York	116,064	49,089	66,975	113,328	45,549	67,779
Boston	58,320	16,611	41,709	56,294	16,199	40,095
Seattle	50,621	13,531	37,090	49,516	13,853	35,663
Other Markets	522	185	337	488	164	324
Total same store	622,603	191,323	431,280	603,797	183,181	420,616

Non-same store/other (2) (3)
Non-same store	39,409	13,293	26,116	17,396	7,105	10,291
Other (3)	290	1,896	(1,606)	11,638	9,830	1,808
Total non-same store/other	39,699	15,189	24,510	29,034	16,935	12,099

Totals	$662,302	$206,512	$455,790	$632,831	$200,116	$432,715

(1)

For the quarters ended March 31, 2019 and 2018, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2018, less properties subsequently sold, which represented 74,166 apartment units.

(2)	For the quarters ended March 31, 2019 and 2018, non-same store primarily includes properties acquired after January 1, 2018, plus any properties in lease-up and not stabilized as of January 1, 2018.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended March 31, 2019
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$3,049,292	$7,061
Orange County	415,698	1,833
San Diego	401,881	630
Subtotal - Southern California	3,866,871	9,524

San Francisco	3,400,898	6,039
Washington D.C.	3,749,155	3,683
New York	4,144,468	3,754
Boston	1,581,121	5,981
Seattle	1,322,060	2,773
Other Markets	12,852	44
Total same store	18,077,425	31,798

Non-same store/other (2) (3)
Non-same store	2,192,615	2,220
Other (3)	498,771	—
Total non-same store/other	2,691,386	2,220

Totals	$20,768,811	$34,018

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2018, less properties subsequently sold, which represented 74,166 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2018, plus any properties in lease-up and not stabilized as of January 1, 2018.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
14.	Subsequent Events

Subsequent to March 31, 2019, the Company:

•	Acquired one property consisting of 366 apartment units for $103.5 million;
•	Sold one wholly-owned property consisting of 266 apartment units for $237.5 million; and
•	Repaid $95.5 million of tax-exempt mortgage bonds maturing in 2036 in conjunction with the sale of the wholly owned property noted above.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

•	Additional factors as discussed in Part I of the Company’s and the Operating Partnership’s Annual Report on Form 10-K, particularly those under Item 1A, Risk Factors.

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

EQR is the general partner of, and as of March 31, 2019 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates property management offices in each of its markets.  As of March 31, 2019, the Company had approximately 2,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

Business Objectives and Operating and Investing Strategies

The Company’s and the Operating Partnership’s business objectives and operating and investing strategies have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

2019 Transactions

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located primarily in our urban and high-density suburban markets and sell apartment properties that we believe will have inferior long-term returns.  The following table provides a rollforward of the transactions that occurred during the quarter ended March 31, 2019:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2018	307	79,482
Acquisitions:
Consolidated:
Rental Properties	2	305	$148,150	4.6%
Rental Properties – Not Stabilized (1)	1	274	$110,500	4.6%
3/31/2019	310	80,061

(1)

The Company acquired one property in Denver in the first quarter of 2019 that was in the final stages of completing lease-up and is expected to stabilize in its second year of ownership at an Acquisition Cap Rate of 4.6%.

The properties acquired were located in the New York, Seattle and Denver markets.  See the Definitions section below for the definition of Acquisition Cap Rate, Development Yield, Disposition Yield and Unlevered IRR.  See also Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both of the quarters ended March 31, 2019 and 2018 (the “First Quarter 2019 Same Store Properties”), which represented 74,166 apartment units, impacted the Company’s results of operations.  The First Quarter 2019 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the quarter ended March 31, 2019:

	Quarter Ended March 31, 2019
	Properties	Apartment Units
Same Store Properties at December 31, 2018	281	71,721
2017 acquisitions	2	437
Properties added back to same store (1)	2	356
Lease-up properties stabilized	5	1,652
Same Store Properties at March 31, 2019	290	74,166

	Quarter Ended March 31, 2019
	Properties	Apartment Units
Same Store	290	74,166
Non-Same Store:
2019 acquisitions	3	579
2018 acquisitions	5	1,461
2017 acquisitions – not stabilized	2	510
Master-Leased properties (2)	1	162
Lease-up properties not yet stabilized (3)	6	2,237
Other	1	1
Total Non-Same Store	18	4,950
Unconsolidated properties	2	945
Total Properties and Apartment Units	310	80,061

Note: Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)	Consists of two properties which were added back to the same store portfolio as discussed further below:
a.

Playa Pacifica in Hermosa Beach, California containing 285 apartment units was removed from the same store portfolio in the first quarter of 2015 due to a major renovation in which significant portions of the property were taken offline for extended time periods.  Playa Pacifica was added back to same store for the quarter ended March 31, 2019 as the property achieved greater than 90% occupancy for all of the current and comparable periods presented.

b.

Acton Courtyard in Berkeley, California containing 71 apartment units was removed from the same store portfolio in the third quarter of 2016 due to an affordable housing dispute which required significant portions of the property to be vacant for an extended re-leasing period.  Acton Courtyard was added back to same store for the quarter ended March 31, 2019 as the property achieved greater than 90% occupancy for all of the current and comparable periods presented.

(2)	Consists of one property containing 162 apartment units that is wholly owned by the Company where the entire project is master-leased to a third party corporate housing provider.
(3)

Consists of properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.  Also includes two former master-leased properties that were not stabilized for the comparable periods presented.

The following table provides comparative same store results and statistics for the First Quarter 2019 Same Store Properties:

First Quarter 2019 vs. First Quarter 2018

Same Store Results/Statistics for 74,166 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Physical Occupancy (2)	Turnover (3)
Q1 2019	$622,603	$191,323	$431,280	$2,796	96.3%	9.9%
Q1 2018	$603,797	$183,181	$420,616	$2,721	96.0%	10.8%
Change	$18,806	$8,142	$10,664	$75	0.3%	(0.9%)
Change	3.1%	4.4%	2.5%	2.8%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Quarter Ended March 31,
	2019	2018
Operating income	$209,969	$339,082
Adjustments:
Fee and asset management revenue	(192)	(185)
Property management	26,396	23,444
General and administrative	15,381	16,278
Depreciation	204,215	196,309
Net (gain) loss on sales of real estate properties	21	(142,213)
Total NOI	$455,790	$432,715
Rental income:
Same store	$622,603	$603,797
Non-same store/other	39,699	29,034
Total rental income	662,302	632,831
Operating expenses:
Same store	191,323	183,181
Non-same store/other	15,189	16,935
Total operating expenses	206,512	200,116
NOI:
Same store	431,280	420,616
Non-same store/other	24,510	12,099
Total NOI	$455,790	$432,715

The Company anticipates the following same store results for the full year ending December 31, 2019, which assumptions are based on current expectations and are forward-looking:

2019 Same Store Assumptions
Physical Occupancy	96.2%
Revenue change	2.2% to 3.2%
Expense change	3.5% to 4.5%
NOI change	1.5% to 3.0%

The following table provides the same store revenue growth during the quarter ended March 31, 2019 as compared to the same period in 2018 and our expected same store revenue growth for 2019 as of March 31, 2019:

Markets/Metro Areas	Actual YTD 2019 Same Store Revenue Growth	Projected Full Year 2019 Same Store Revenue Growth
Washington D.C.	2.1%	1.4%
New York	2.4%	1.8%
Boston	3.6%	2.8%
Seattle	2.2%	2.0%
San Francisco	3.8%	3.4%
Los Angeles	4.0%	3.8%
Orange County	4.1%	3.1%
San Diego	3.6%	3.9%
Overall	3.1%	2.2% to 3.2%

Same store revenues, which exceeded our expectations, increased due to stronger demand, gains in occupancy, continued low turnover and strong renewals.  As we enter the busiest leasing period of the year, we believe we are well positioned to deliver full year results near the top end of our guidance range if current trends continue.  The Company’s primary focus in 2019 is to continue to retain existing residents and maintain strong occupancy.

Washington D.C. had a strong quarter with high occupancy rates throughout the period and good pricing power.  The rate of job growth declined from last year but unemployment remains below the national average.  We remain cautious on this market’s performance due to continued pressure from new supply.

The New York market performed better than expected with strong occupancy and improved pricing power. New supply will be lower than 2018 with expected deliveries in Long Island City and Brooklyn, which to date have not had a significant impact.  Due in part to improved new lease pricing, improved occupancy and strong renewals, we have also used fewer concessions than in the prior period.

Boston continues to steadily absorb new supply as a result of strong job growth in the biotechnology business sector.  While growth in parking and retail contributed to our strong performance, we are also benefitting from a pause in competitive supply.   Strong new lease and renewal pricing increases continue to drive performance.

We have a continued cautious outlook for Seattle as the market has decelerated as anticipated due to increased supply in the urban core.  Notwithstanding this supply, job growth continues to be strong and we experienced improvement in occupancy and better new lease pricing than anticipated for the quarter.

San Francisco continues to perform better than expected as a result of strong demand driving occupancy and new lease and renewal pricing growth.  The market continues to show good absorption of new supply and positive trends and is producing wage growth driven by technology company expansions and investments.

In the Los Angeles market, job growth and continued absorption of new supply along with strong demand created in 2018 have driven expected results.  With current strong occupancy, we remain focused on how new supply may impact 2019. To date, the market performance has met expectations.

In the Orange County market, job growth has decelerated but the overall outlook is positive.  We continue to feel the lower growth from new lease and renewal pricing from 2018 and expect occupancy rates to be similar to the prior year.

In the San Diego market, we experienced slightly lower than expected renewal pricing and supply pressure in the downtown area, but military spending remains strong.  To date, the market has performed slightly below expectations.

The Company currently owns three apartment properties in Denver.  While these properties are not currently within our same store portfolio, they are performing consistent with our expectations.

The following table provides comparative same store operating expenses for the First Quarter 2019 Same Store Properties:

First Quarter 2019 vs. First Quarter 2018

Same Store Operating Expenses for 74,166 Same Store Apartment Units

$ in thousands

					% of Actual
					Q1 2019
	Actual	Actual	$	%	Operating
	Q1 2019	Q1 2018	Change (5)	Change	Expenses
Real estate taxes	$80,239	$77,459	$2,780	3.6%	41.9%
On-site payroll (1)	41,525	39,980	1,545	3.9%	21.7%
Utilities (2)	26,186	25,799	387	1.5%	13.7%
Repairs and maintenance (3)	23,444	21,752	1,692	7.8%	12.2%
Insurance	5,347	4,861	486	10.0%	2.8%
Leasing and advertising	2,423	2,499	(76)	(3.0)%	1.3%
Other on-site operating expenses (4)	12,159	10,831	1,328	12.3%	6.4%
Same store operating expenses	$191,323	$183,181	$8,142	4.4%	100.0%
(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
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
(5)	The changes are due primarily to:
•

Real estate taxes – Increase below expectations.  Continue to experience growth across most markets, particularly New York.  Growth rate is lower than prior expectations due to lower than anticipated rates in Seattle and modestly favorable appeals activity.

•	On-site payroll – Increase in line with expectations. Continue to experience payroll pressure given strong employment environment.
•	Utilities – Increase in line with expectations.
•	Repairs and maintenance – Growth driven primarily by minimum wage pressure on contract labor and various weather related repairs, particularly in California.
•	Insurance – Increase due to higher premiums on property insurance renewal due to challenging conditions in the insurance market.
•	Other on-site operating expenses – Increase primarily driven by higher ground lease costs due to a contractual revaluation at one property along with higher association fees.

Same store expenses increased 4.4% during the quarter ended March 31, 2019 as compared to the same period in 2018.  The Company still anticipates that full year 2019 same store expenses will increase 3.5% to 4.5%.

Same store NOI increased 2.5% during the quarter ended March 31, 2019 as compared to the quarter ended March 31, 2018, which was slightly higher than our expectations.  Should current trends continue, the Company anticipates same store NOI growth in the top half of our current range of approximately 1.5% to 3.0% for full year 2019 as compared to 2018 as a result of the above same store revenue and expense expectations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the quarter ended March 31, 2019 increased approximately $12.4 million compared to the same period of 2018 and consist primarily of properties acquired in calendar years 2018 and 2019, operations from the Company’s development properties and operations prior to disposition from 2018 and 2019 sold properties.  This difference is due primarily to:

•	A positive impact of higher NOI from development and newly stabilized development properties in lease-up of $4.8 million;
•	A positive impact of higher NOI from properties primarily acquired in 2018 and 2019 of $10.8 million;
•	A positive impact of higher NOI from other non-same store properties (including one current and two former master-leased properties) of $0.2 million; and

•	A negative impact of lost NOI from 2018 and 2019 dispositions of $7.5 million.

The Company’s guidance assumes consolidated rental acquisitions of $700.0 million and consolidated rental dispositions of $700.0 million and expects that the Acquisition Cap Rate will be 0.25% lower than the Disposition Yield for the full year ending December 31, 2019.  The Company did not budget any development starts during the year ending December 31, 2019.  We currently budget spending approximately $180.6 million on development costs during the year ending December 31, 2019, primarily for properties currently under construction.  We assume that this capital will be primarily sourced with excess operating cash flow, future debt offerings and borrowings on our revolving credit facility and/or commercial paper program.  These 2019 assumptions are based on current expectations and are forward-looking.

Comparison of the quarter ended March 31, 2019 to the quarter ended March 31, 2018

For the quarter ended March 31, 2019, the Company reported diluted earnings per share/unit of $0.28 compared to $0.57 per share/unit in the same period of 2018.  The difference is primarily due to approximately $0.06 per share/unit in higher property NOI, $0.37 per share/unit in lower gains on property sales and $0.06 per share/unit in lower debt extinguishment costs in 2019 as compared to 2018, as discussed below.

For the quarter ended March 31, 2019, consolidated rental income increased 4.7%, consolidated operating expenses (comprised of property and maintenance and real estate taxes and insurance) increased 3.2% and consolidated NOI increased 5.3% when compared to the quarter ended March 31, 2018.  The increase in NOI is primarily a result of the Company’s improved NOI from same store and lease-up properties along with NOI from the Company’s recent acquisitions and development properties.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased approximately $3.0 million or 12.6% for the quarter ended March 31, 2019 as compared to the prior year period.  These increases are primarily attributable to increases in payroll-related costs, legal and professional fees and computer operations fees.  The Company anticipates that property management expenses will approximate $96.0 million to $98.0 million for the year ending December 31, 2019.

General and administrative expenses, which include corporate operating expenses, decreased approximately $0.9 million or 5.5% for the quarter ended March 31, 2019 as compared to the prior year period, primarily due to a decrease in payroll-related costs.  The Company anticipates that general and administrative expenses will approximate $49.0 million to $51.0 million for the year ending December 31, 2019.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $7.9 million or 4.0% for the quarter ended March 31, 2019 as compared to the prior year period, primarily as a result of additional depreciation expense on properties acquired in 2018 and 2019 and development properties placed in service during 2018, offset by lower depreciation from properties sold in 2018.

Net gain on sales of real estate properties decreased approximately $142.2 million for the quarter ended March 31, 2019 as compared to the prior year period, as a result of the sale of four consolidated apartment properties in 2018 that did not occur in the same period in 2019.

Interest and other income decreased approximately $5.3 million or 90.1% for the quarter ended March 31, 2019 as compared to the prior year period, primarily due to $5.4 million in insurance/litigation settlement proceeds received during 2018 that did not occur in 2019.  The Company anticipates that interest and other income will approximate $1.2 million to $1.7 million for the year ending December 31, 2019, excluding certain non-comparable insurance/litigation settlement proceeds.

Interest expense, including amortization of deferred financing costs, decreased approximately $22.7 million or 19.0% for the quarter ended March 31, 2019 as compared to the prior year period.  The decrease is due primarily to $23.5 million in lower debt extinguishment costs for the quarter ended March 31, 2019 as compared to the prior year period.  The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the quarter ended March 31, 2019 was 4.34% as compared to 4.43% for the prior year period. The Company capitalized interest of approximately $1.2 million and $1.7 million during the quarters ended March 31, 2019 and 2018, respectively. The Company anticipates that interest expense, excluding debt extinguishment costs/prepayment penalties, will approximate $374.0 million to $382.5 million and capitalized interest will approximate $4.5 to $8.5 million for the year ending December 31, 2019.

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

As of January 1, 2019, the Company had approximately $47.4 million of cash and cash equivalents, approximately $68.9 million of restricted deposits and the amount available on its revolving credit facility was $1.40 billion. After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, at March 31, 2019, the Company’s cash and cash equivalents balance was approximately $29.4 million, the restricted deposits balance was approximately $64.1 million and the amount available on its revolving credit facility was $1.55 billion.  See Note 9 in the Notes to Consolidated Financial Statements for further discussion of the availability on the Company’s revolving credit facility.

During the quarter ended March 31, 2019, the Company generated proceeds from various transactions, which included the following:

•	Obtained $288.1 million in 3.94% fixed rate mortgage debt held in a Fannie Mae loan pool maturing on March 1, 2029; and
•

Issued approximately 0.7 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $31.0 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the quarter ended March 31, 2019, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire three consolidated rental properties for approximately $258.9 million in cash;
•	Invest $45.3 million primarily in development projects; and
•	Repay $1.6 million of mortgage loans (inclusive of scheduled principal repayments).

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

In February 2015, the Company entered into an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  As of April 30, 2019, there was a balance of $435.0 million in principal outstanding on the commercial paper program.

As of April 30, 2019, there were no borrowings outstanding under the revolving credit facility and $6.7 million was restricted/dedicated to support letters of credit.  In addition, the Company limits its utilization of the facility in order to maintain liquidity to support its $500.0 million commercial paper program along with certain other obligations.  As a result, the Company had approximately $1.46 billion available under the facility at April 30, 2019.  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

Dividend Policy

The Company determines its dividends/distributions based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for the first quarter of 2019 of $0.5675 per share/unit, an annualized increase of 5.1% over the amount paid in 2018.  This increase is supported by the Company’s strong growth in property operations since the recent economic downturn and a significant reduction in its development activity resulting in a material increase in available cash flow.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.  The Company believes that its expected 2019 operating cash flow will be sufficient to cover capital expenditures and regular dividends/distributions.

Total dividends/distributions paid in April 2019 amounted to $218.5 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the first quarter ended March 31, 2019.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that unsecured capital is unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $26.8 billion in investment in real estate on the Company’s balance sheet at March 31, 2019, $22.0 billion or 82.1% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues public equity from time to time and guarantees certain debt of the Operating Partnership.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of March 31, 2019 are as follows:

Debt Summary as of March 31, 2019

($ in thousands)

				Weighted
			Weighted	Average
			Average	Maturities
	Amounts (1)	% of Total	Rates (1)	(years)
Secured	$2,671,491	29.8%	4.01%	6.9
Unsecured	6,281,179	70.2%	4.19%	9.3
Total	$8,952,670	100.0%	4.14%	8.6
Fixed Rate Debt:
Secured – Conventional	$2,170,926	24.2%	4.48%	4.8
Unsecured – Public	5,487,518	61.3%	4.39%	10.7
Fixed Rate Debt	7,658,444	85.5%	4.42%	9.0
Floating Rate Debt:
Secured – Conventional	6,259	0.1%	2.42%	5.4
Secured – Tax Exempt	494,306	5.5%	2.11%	15.3
Unsecured – Public (2)	448,817	5.0%	3.43%	0.2
Unsecured – Revolving Credit Facility	—	—	3.25%	2.8
Unsecured – Commercial Paper Program	344,844	3.9%	2.75%	—
Floating Rate Debt	1,294,226	14.5%	2.79%	6.2
Total	$8,952,670	100.0%	4.14%	8.6

(1)	Includes the effect of any derivative instruments and amortization of premiums/discounts/OCI on debt and derivatives. Weighted average rates are for the quarter ended March 31, 2019.
(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

Debt Maturity Schedule as of March 31, 2019

($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Coupons on Fixed Rate Debt (1)	Weighted Average Coupons on Total Debt (1)
2019	$5,212		$814,378	(2)	$819,590	9.1%	3.65%	3.06%
2020	1,128,592	(3)	700		1,129,292	12.5%	5.20%	5.20%
2021	927,506		600		928,106	10.3%	4.64%	4.64%
2022	265,341		800		266,141	3.0%	3.26%	3.26%
2023	1,326,800		4,800		1,331,600	14.7%	3.74%	3.73%
2024	1,272		10,900		12,172	0.1%	4.79%	1.95%
2025	451,334		13,200		464,534	5.1%	3.38%	3.33%
2026	593,424		14,500		607,924	6.7%	3.59%	3.54%
2027	401,468		15,600		417,068	4.6%	3.26%	3.19%
2028	901,540		48,580		950,120	10.5%	3.79%	3.68%
2029+	1,711,549		407,420		2,118,969	23.4%	4.33%	3.80%
Subtotal	7,714,038		1,331,478		9,045,516	100.0%	4.08%	3.88%
Deferred Financing Costs and Unamortized (Discount)	(55,594)		(37,252)		(92,846)	N/A	N/A	N/A
Total	$7,658,444		$1,294,226		$8,952,670	100.0%	4.08%	3.88%

(1)	Includes the effect of any derivative instruments. Weighted average coupons are as of March 31, 2019.
(2)	Includes $345.0 million in principal outstanding on the Company’s commercial paper program.

(3)

Includes a $500.0 million 5.78% mortgage loan with a maturity date of July 1, 2020 that can be prepaid at par beginning July 1, 2019.  The Company currently intends to prepay this mortgage loan on July 1, 2019.

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of debt at March 31, 2019.

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings as well as EQR’s long-term preferred equity ratings, which all have a stable outlook, as of April 30, 2019 are as follows:

	Standard & Poor’s	Moody’s	Fitch
ERPOP’s long-term senior debt rating	A-	A3	A
ERPOP’s short-term commercial paper rating	A-2	P-2	F-1
EQR’s long-term preferred equity rating	BBB	Baa1	BBB+

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to March 31, 2019.

Capitalization of Fixed Assets and Improvements to Real Estate

The Company’s and the Operating Partnership’s capital expenditures policy has not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

For the quarter ended March 31, 2019, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Quarter Ended March 31, 2019

	Same Stores Properties (5)	Non-Same Store Properties/Other (6)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units (1)	74,166	4,950	79,116

Building Improvements (2)	$16,722	$1,316	$18,038	$225
Renovation Expenditures (3)	7,756	640	8,396	105
Replacements (4)	7,320	264	7,584	99
Total Capital Expenditures	$31,798	$2,220	$34,018	$429

(1)	Total Apartment Units – Excludes 945 unconsolidated apartment units for which capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.
(2)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(3)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 550 same store apartment units approximated $14,100 per apartment unit renovated.

(4)	Replacements – Includes appliances, mechanical equipment, fixtures and flooring (including hardwood and carpeting).
(5)	Same Store Properties – Primarily includes all properties acquired or completed that are stabilized prior to January 1, 2018, less properties subsequently sold.
(6)

Non-Same Store Properties/Other – Primarily includes all properties acquired during 2018 and 2019, plus any properties in lease-up and not stabilized as of January 1, 2018.  Also includes capital expenditures for properties sold.

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

During the quarter ended March 31, 2019, the Company’s total non-real estate capital additions, such as computer software,

computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $1.0 million.  The Company expects to fund approximately $1.8 million in total non-real estate capital additions for the remainder of 2019.  These anticipated fundings are slightly lower than 2018, which are primarily driven by anticipated hardware and software upgrades to various existing systems during 2019.  The above assumption is based on current expectations and is forward-looking.

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

See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2019.

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

•

Disposition Yield – NOI that the Company anticipates giving up in the next 12 months less an estimate of property management costs/management fees allocated to the project (generally ranging from 2.0% to 4.0% of revenues depending on the size and income streams of the asset) and less an estimate for in-the-unit replacement capital expenditures (generally ranging from $100-$450 per apartment unit depending on the age and condition of the asset) divided by the gross sales price of the asset.  The weighted average Disposition Yield for sold properties is weighted based on the projected NOI streams and the relative sales price for each respective property.

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

The Company’s contractual obligations for the next five years and thereafter have not changed materially from the amounts and disclosures included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.  See the updated contractual obligations for minimum rent payments schedule included in Note 8 in the Notes to Consolidated Financial Statements and the updated debt maturity schedule included in Liquidity and Capital Resources for further discussion.

Critical Accounting Policies and Estimates

The Company’s and the Operating Partnership’s critical accounting policies and estimates have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the quarters ended March 31, 2019 and 2018:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Quarter Ended March 31,
	2019	2018
Net income	$109,257	$220,548
Net (income) attributable to Noncontrolling Interests – Partially Owned Properties	(799)	(680)
Preferred/preference distributions	(773)	(773)
Net income available to Common Shares and Units / Units	107,685	219,095
Adjustments:
Depreciation	204,215	196,309
Depreciation – Non-real estate additions	(1,182)	(1,145)
Depreciation – Partially Owned Properties	(903)	(1,032)
Depreciation – Unconsolidated Properties	922	1,148
Net (gain) loss on sales of real estate properties	21	(142,213)
FFO available to Common Shares and Units / Units (1) (3) (4)	310,758	272,162
Adjustments:
Impairment – non-operating assets	—	—
Write-off of pursuit costs	1,448	931
Debt extinguishment and preferred share redemption (gains) losses	—	23,539
Non-operating asset (gains) losses	229	213
Other miscellaneous items	1,575	(3,239)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$314,010	$293,606

FFO (1) (3)	$311,531	$272,935
Preferred/preference distributions	(773)	(773)
FFO available to Common Shares and Units / Units (1) (3) (4)	$310,758	$272,162

Normalized FFO (2) (3)	$314,783	$294,379
Preferred/preference distributions	(773)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$314,010	$293,606

(1)

The National Association of Real Estate Investment Trusts (“Nareit”) defines funds from operations (“FFO”) (December 2018 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains or losses from sales and impairment write-downs of depreciable real estate and land when connected to the main business of a REIT, impairment write-downs of investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and depreciation and amortization related to real estate.  Adjustments for partially owned consolidated and unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis.

(2)	Normalized funds from operations (“Normalized FFO”) begins with FFO and excludes:
•	the impact of any expenses relating to non-operating asset impairment;
•	pursuit cost write-offs;
•	gains and losses from early debt extinguishment and preferred share redemptions;
•	gains and losses from non-operating assets; and
•	other miscellaneous items.

(3)

The Company believes that FFO and FFO available to Common Shares and Units / Units are helpful to investors as supplemental measures of the operating performance of a real estate company, because they are recognized measures of performance by the real estate industry and by excluding gains or losses from sales and impairment write-downs of depreciable real estate and excluding depreciation related to real estate (which can vary among owners of identical assets in similar condition based on historical cost accounting and useful life estimates), FFO and FFO available to Common Shares and Units / Units can help compare the operating performance of a company’s real estate between periods or as compared to different companies.  The Company also believes that Normalized FFO and Normalized FFO available to Common Shares and Units / Units are helpful to investors as supplemental measures of the operating performance of a real estate company because they allow investors to compare the Company’s operating performance to its performance in prior reporting periods and to the operating performance of other real estate companies without the effect of items that by their nature are not comparable from period to period and tend to obscure the Company’s actual operating results.  FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units do not represent net income, net income available to Common Shares / Units or net cash flows from operating activities in accordance with GAAP.  Therefore, FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units should not be exclusively considered as alternatives to net income, net income available to Common Shares / Units or net cash flows from operating activities as determined by GAAP or as a measure of liquidity.  The Company’s calculation of FFO, FFO available to Common Shares and Units / Units, Normalized FFO and Normalized FFO available to Common Shares and Units / Units may differ from other real estate companies due to, among other items, variations in cost capitalization policies for capital expenditures and, accordingly, may not be comparable to such other real estate companies.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s and the Operating Partnership’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.  See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of derivative and other fair value instruments.

Item 4.  Controls and Procedures

Equity Residential

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2019, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2019, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended March 31, 2019 - Equity Residential

During the quarter ended March 31, 2019, EQR issued 184,878 Common Shares in exchange for 184,878 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

Exhibit	Description	Location

31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

32.2

Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Robert A. Garechana, Chief Financial Officer of the Company.

Attached herein.

32.3

ERP Operating Limited Partnership – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.

Attached herein.

32.4

ERP Operating Limited Partnership – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.

Attached herein.

101

XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statements of changes in equity (Equity Residential), (v) consolidated statements of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.

Attached herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	May 6, 2019	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2019	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	May 6, 2019	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 6, 2019	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)