Form 10-Q
period 2019-06-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2019-08-02
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 26, 2019 was 370,852,718.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2019 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of June 30, 2019 owned an approximate 96.4% ownership interest in, ERPOP.  The remaining 3.6% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Land	$5,889,308	$5,875,803
Depreciable property	20,824,053	20,435,901
Projects under development	171,869	109,409
Land held for development	110,545	89,909
Investment in real estate	26,995,775	26,511,022
Accumulated depreciation	(7,026,622)	(6,696,281)
Investment in real estate, net	19,969,153	19,814,741
Investments in unconsolidated entities	52,907	58,349
Cash and cash equivalents	251,273	47,442
Restricted deposits	58,195	68,871
Right-of-use assets	431,753	—
Other assets	227,430	404,806
Total assets	$20,990,711	$20,394,209

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$2,599,013	$2,385,470
Notes, net	6,531,408	5,933,286
Line of credit and commercial paper	—	499,183
Accounts payable and accrued expenses	108,574	102,471
Accrued interest payable	64,158	62,622
Lease liabilities	281,620	—
Other liabilities	302,628	358,563
Security deposits	69,027	67,258
Distributions payable	218,697	206,601
Total liabilities	10,175,125	9,615,454

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	436,035	379,106
Equity:
Shareholders’ equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of June 30, 2019 and December 31, 2018	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 370,838,810 shares issued and outstanding as of June 30, 2019 and 369,405,161 shares issued and outstanding as of December 31, 2018	3,708	3,694
Paid in capital	8,949,581	8,935,453
Retained earnings	1,252,809	1,261,763
Accumulated other comprehensive income (loss)	(89,849)	(64,986)
Total shareholders’ equity	10,153,529	10,173,204
Noncontrolling Interests:
Operating Partnership	227,320	228,738
Partially Owned Properties	(1,298)	(2,293)
Total Noncontrolling Interests	226,022	226,445
Total equity	10,379,551	10,399,649
Total liabilities and equity	$20,990,711	$20,394,209

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2019	2018	2019	2018
REVENUES
Rental income	$1,331,676	$1,272,451	$669,374	$639,620
Fee and asset management	335	373	143	188
Total revenues	1,332,011	1,272,824	669,517	639,808
EXPENSES
Property and maintenance	223,531	211,946	108,461	103,744
Real estate taxes and insurance	182,888	181,396	91,446	89,482
Property management	50,765	46,928	24,369	23,484
General and administrative	29,710	28,780	14,329	12,502
Depreciation	404,723	389,251	200,508	192,942
Total expenses	891,617	858,301	439,113	422,154

Net gain (loss) on sales of real estate properties	138,835	142,162	138,856	(51)

Operating income	579,229	556,685	369,260	217,603

Interest and other income	1,590	6,996	1,009	1,116
Other expenses	(8,392)	(7,210)	(5,117)	(3,769)
Interest:
Expense incurred, net	(203,840)	(210,235)	(108,902)	(94,131)
Amortization of deferred financing costs	(5,783)	(5,778)	(3,647)	(2,099)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	362,804	340,458	252,603	118,720
Income and other tax (expense) benefit	(484)	(487)	(246)	(274)
Income (loss) from investments in unconsolidated entities	68,058	(2,008)	68,765	(1,031)
Net gain (loss) on sales of land parcels	178	995	177	995
Net income	430,556	338,958	321,299	118,410
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(15,429)	(12,358)	(11,510)	(4,299)
Partially Owned Properties	(1,620)	(1,189)	(821)	(509)
Net income attributable to controlling interests	413,507	325,411	308,968	113,602
Preferred distributions	(1,545)	(1,545)	(772)	(772)
Net income available to Common Shares	$411,962	$323,866	$308,196	$112,830

Earnings per share – basic:
Net income available to Common Shares	$1.11	$0.88	$0.83	$0.31
Weighted average Common Shares outstanding	369,952	367,865	370,342	367,930

Earnings per share – diluted:
Net income available to Common Shares	$1.11	$0.88	$0.83	$0.31
Weighted average Common Shares outstanding	385,644	383,224	386,107	383,423

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2019	2018	2019	2018
Comprehensive income:
Net income	$430,556	$338,958	$321,299	$118,410
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(33,765)	11,995	(19,345)	5,908
Losses reclassified into earnings from other comprehensive income	8,902	9,307	4,509	4,516
Other comprehensive income (loss)	(24,863)	21,302	(14,836)	10,424
Comprehensive income	405,693	360,260	306,463	128,834
Comprehensive (income) attributable to Noncontrolling Interests	(16,150)	(14,329)	(11,797)	(5,190)
Comprehensive income attributable to controlling interests	$389,543	$345,931	$294,666	$123,644

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$430,556	$338,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	404,723	389,251
Amortization of deferred financing costs	5,783	5,778
Amortization of above/below market lease intangibles	(35)	2,196
Amortization of discounts and premiums on debt	17,795	3,263
Amortization of deferred settlements on derivative instruments	8,896	9,302
Amortization of right-of-use assets	6,952	—
Write-off of pursuit costs	2,987	2,066
(Income) loss from investments in unconsolidated entities	(68,058)	2,008
Distributions from unconsolidated entities – return on capital	2,387	1,188
Net (gain) loss on sales of real estate properties	(138,835)	(142,162)
Net (gain) loss on sales of land parcels	(178)	(995)
Net (gain) loss on debt extinguishment	—	22,110
Compensation paid with Company Common Shares	16,782	17,032
Changes in assets and liabilities:
(Increase) decrease in other assets	1,610	417
Increase (decrease) in accounts payable and accrued expenses	22,435	25,396
Increase (decrease) in accrued interest payable	1,536	5,306
Increase (decrease) in lease liabilities	(1,171)	—
Increase (decrease) in other liabilities	(25,161)	2,549
Increase (decrease) in security deposits	1,769	1,791
Net cash provided by operating activities	690,773	685,454
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(653,132)	(200,546)
Investment in real estate – development/other	(93,210)	(76,635)
Capital expenditures to real estate	(81,528)	(85,987)
Non-real estate capital additions	(1,466)	(2,145)
Interest capitalized for real estate under development	(2,679)	(2,937)
Proceeds from disposition of real estate, net	393,439	287,173
Investments in unconsolidated entities	(8,572)	(3,099)
Distributions from unconsolidated entities – return of capital	78,262	—
Purchase of investment securities and other investments	(269)	—
Net cash provided by (used for) investing activities	(369,155)	(84,176)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,069)	$(4,354)
Mortgage notes payable, net:
Proceeds	295,620	—
Lump sum payoffs	(95,500)	(725,639)
Scheduled principal repayments	(3,110)	(3,273)
Net gain (loss) on debt extinguishment	—	(22,110)
Notes, net:
Proceeds	597,480	497,010
Line of credit and commercial paper:
Line of credit proceeds	1,995,000	415,000
Line of credit repayments	(1,995,000)	(415,000)
Commercial paper proceeds	7,775,817	4,766,050
Commercial paper repayments	(8,275,000)	(4,720,000)
Proceeds from (payments on) settlement of derivative instruments	(41,616)	1,638
Proceeds from Employee Share Purchase Plan (ESPP)	1,652	2,181
Proceeds from exercise of options	48,487	2,617
Payment of offering costs	(155)	(27)
Other financing activities, net	(49)	(48)
Contributions – Noncontrolling Interests – Partially Owned Properties	4,594	125
Contributions – Noncontrolling Interests – Operating Partnership	—	1
Distributions:
Common Shares	(409,943)	(384,315)
Preferred Shares	(773)	(1,545)
Noncontrolling Interests – Operating Partnership	(14,728)	(13,854)
Noncontrolling Interests – Partially Owned Properties	(5,170)	(7,620)
Net cash provided by (used for) financing activities	(128,463)	(613,163)
Net increase (decrease) in cash and cash equivalents and restricted deposits	193,155	(11,885)
Cash and cash equivalents and restricted deposits, beginning of period	116,313	100,762
Cash and cash equivalents and restricted deposits, end of period	$309,468	$88,877

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$251,273	$34,507
Restricted deposits	58,195	54,370
Total cash and cash equivalents and restricted deposits, end of period	$309,468	$88,877

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$171,116	$188,913
Net cash paid for income and other taxes	$754	$644
Amortization of deferred financing costs:
Other assets	$1,206	$1,206
Mortgage notes payable, net	$2,344	$2,552
Notes, net	$2,233	$2,020
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$16,426	$1,963
Notes, net	$1,369	$1,300
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(5)
Accumulated other comprehensive income	$8,902	$9,307
Write-off of pursuit costs:
Investment in real estate, net	$2,947	$2,042
Other assets	$37	$10
Accounts payable and accrued expenses	$3	$14
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(68,735)	$1,321
Other liabilities	$677	$687
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$2,002	$(13,226)
Notes, net	$2,253	$(2,151)
Other liabilities	$29,510	$3,382
Accumulated other comprehensive income	$(33,765)	$11,995
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(6,472)	$(2,379)
Other liabilities	$(2,100)	$(720)
Debt financing costs:
Other assets	$145	$—
Mortgage notes payable, net	$(2,237)	$—
Notes, net	$(5,213)	$(4,354)
Other liabilities	$1,236	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(438,705)	$—
Other assets	$184,116	$—
Lease liabilities	$282,791	$—
Other liabilities	$(28,202)	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2019	2018	2019	2018
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,694	$3,680	$3,705	$3,682
Conversion of OP Units into Common Shares	2	—	—	—
Exercise of share options	10	1	3	—
Employee Share Purchase Plan (ESPP)	—	1	—	1
Share-based employee compensation expense:
Restricted shares	2	1	—	—
Balance, end of period	$3,708	$3,683	$3,708	$3,683
PAID IN CAPITAL
Balance, beginning of period	$8,935,453	$8,886,586	$8,925,882	$8,910,306
Common Share Issuance:
Conversion of OP Units into Common Shares	4,869	331	84	197
Exercise of share options	48,477	2,616	18,624	1,017
Employee Share Purchase Plan (ESPP)	1,652	2,180	526	499
Share-based employee compensation expense:
Restricted shares	7,980	5,162	3,404	2,540
Share options	1,682	8,536	889	1,198
ESPP discount	365	400	98	103
Offering costs	(155)	(27)	(155)	(1)
Supplemental Executive Retirement Plan (SERP)	(1,539)	(538)	(937)	(621)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(56,974)	(172)	(1,953)	(13,003)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	7,771	110	3,119	2,949
Balance, end of period	$8,949,581	$8,905,184	$8,949,581	$8,905,184
RETAINED EARNINGS
Balance, beginning of period	$1,261,763	$1,403,530	$1,155,032	$1,415,638
Net income attributable to controlling interests	413,507	325,411	308,968	113,602
Common Share distributions	(420,916)	(397,796)	(210,419)	(198,868)
Preferred Share distributions	(1,545)	(1,545)	(772)	(772)
Balance, end of period	$1,252,809	$1,329,600	$1,252,809	$1,329,600
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(64,986)	$(88,612)	$(75,013)	$(77,734)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(33,765)	11,995	(19,345)	5,908
Losses reclassified into earnings from other comprehensive income	8,902	9,307	4,509	4,516
Balance, end of period	$(89,849)	$(67,310)	$(89,849)	$(67,310)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$1.135	$1.08	$0.5675	$0.54

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2019	2018	2019	2018
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$228,738	$226,691	$225,081	$234,628
Issuance of restricted units to Noncontrolling Interests	—	1	—	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(4,871)	(331)	(84)	(197)
Equity compensation associated with Noncontrolling Interests	10,829	8,116	2,926	3,313
Net income attributable to Noncontrolling Interests	15,429	12,358	11,510	4,299
Distributions to Noncontrolling Interests	(15,079)	(14,374)	(7,474)	(7,186)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	45	644	(1,520)	1,087
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(7,771)	(110)	(3,119)	(2,949)
Balance, end of period	$227,320	$232,995	$227,320	$232,995
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(2,293)	$4,708	$(5,462)	$1,293
Net income attributable to Noncontrolling Interests	1,620	1,189	821	509
Contributions by Noncontrolling Interests	4,594	125	4,594	—
Distributions to Noncontrolling Interests	(5,219)	(7,668)	(1,251)	(3,448)
Balance, end of period	$(1,298)	$(1,646)	$(1,298)	$(1,646)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Land	$5,889,308	$5,875,803
Depreciable property	20,824,053	20,435,901
Projects under development	171,869	109,409
Land held for development	110,545	89,909
Investment in real estate	26,995,775	26,511,022
Accumulated depreciation	(7,026,622)	(6,696,281)
Investment in real estate, net	19,969,153	19,814,741
Investments in unconsolidated entities	52,907	58,349
Cash and cash equivalents	251,273	47,442
Restricted deposits	58,195	68,871
Right-of-use assets	431,753	—
Other assets	227,430	404,806
Total assets	$20,990,711	$20,394,209

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$2,599,013	$2,385,470
Notes, net	6,531,408	5,933,286
Line of credit and commercial paper	—	499,183
Accounts payable and accrued expenses	108,574	102,471
Accrued interest payable	64,158	62,622
Lease liabilities	281,620	—
Other liabilities	302,628	358,563
Security deposits	69,027	67,258
Distributions payable	218,697	206,601
Total liabilities	10,175,125	9,615,454

Commitments and contingencies

Redeemable Limited Partners	436,035	379,106
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,206,098	10,200,910
Limited Partners	227,320	228,738
Accumulated other comprehensive income (loss)	(89,849)	(64,986)
Total partners’ capital	10,380,849	10,401,942
Noncontrolling Interests – Partially Owned Properties	(1,298)	(2,293)
Total capital	10,379,551	10,399,649
Total liabilities and capital	$20,990,711	$20,394,209

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2019	2018	2019	2018
REVENUES
Rental income	$1,331,676	$1,272,451	$669,374	$639,620
Fee and asset management	335	373	143	188
Total revenues	1,332,011	1,272,824	669,517	639,808
EXPENSES
Property and maintenance	223,531	211,946	108,461	103,744
Real estate taxes and insurance	182,888	181,396	91,446	89,482
Property management	50,765	46,928	24,369	23,484
General and administrative	29,710	28,780	14,329	12,502
Depreciation	404,723	389,251	200,508	192,942
Total expenses	891,617	858,301	439,113	422,154

Net gain (loss) on sales of real estate properties	138,835	142,162	138,856	(51)

Operating income	579,229	556,685	369,260	217,603

Interest and other income	1,590	6,996	1,009	1,116
Other expenses	(8,392)	(7,210)	(5,117)	(3,769)
Interest:
Expense incurred, net	(203,840)	(210,235)	(108,902)	(94,131)
Amortization of deferred financing costs	(5,783)	(5,778)	(3,647)	(2,099)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	362,804	340,458	252,603	118,720
Income and other tax (expense) benefit	(484)	(487)	(246)	(274)
Income (loss) from investments in unconsolidated entities	68,058	(2,008)	68,765	(1,031)
Net gain (loss) on sales of land parcels	178	995	177	995
Net income	430,556	338,958	321,299	118,410
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,620)	(1,189)	(821)	(509)
Net income attributable to controlling interests	$428,936	$337,769	$320,478	$117,901
ALLOCATION OF NET INCOME:
Preference Units	$1,545	$1,545	$772	$772

General Partner	$411,962	$323,866	$308,196	$112,830
Limited Partners	15,429	12,358	11,510	4,299
Net income available to Units	$427,391	$336,224	$319,706	$117,129

Earnings per Unit – basic:
Net income available to Units	$1.11	$0.88	$0.83	$0.31
Weighted average Units outstanding	382,854	380,729	383,227	380,795

Earnings per Unit – diluted:
Net income available to Units	$1.11	$0.88	$0.83	$0.31
Weighted average Units outstanding	385,644	383,224	386,107	383,423

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2019	2018	2019	2018
Comprehensive income:
Net income	$430,556	$338,958	$321,299	$118,410
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(33,765)	11,995	(19,345)	5,908
Losses reclassified into earnings from other comprehensive income	8,902	9,307	4,509	4,516
Other comprehensive income (loss)	(24,863)	21,302	(14,836)	10,424
Comprehensive income	405,693	360,260	306,463	128,834
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,620)	(1,189)	(821)	(509)
Comprehensive income attributable to controlling interests	$404,073	$359,071	$305,642	$128,325

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$430,556	$338,958
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	404,723	389,251
Amortization of deferred financing costs	5,783	5,778
Amortization of above/below market lease intangibles	(35)	2,196
Amortization of discounts and premiums on debt	17,795	3,263
Amortization of deferred settlements on derivative instruments	8,896	9,302
Amortization of right-of-use assets	6,952	—
Write-off of pursuit costs	2,987	2,066
(Income) loss from investments in unconsolidated entities	(68,058)	2,008
Distributions from unconsolidated entities – return on capital	2,387	1,188
Net (gain) loss on sales of real estate properties	(138,835)	(142,162)
Net (gain) loss on sales of land parcels	(178)	(995)
Net (gain) loss on debt extinguishment	—	22,110
Compensation paid with Company Common Shares	16,782	17,032
Changes in assets and liabilities:
(Increase) decrease in other assets	1,610	417
Increase (decrease) in accounts payable and accrued expenses	22,435	25,396
Increase (decrease) in accrued interest payable	1,536	5,306
Increase (decrease) in lease liabilities	(1,171)	—
Increase (decrease) in other liabilities	(25,161)	2,549
Increase (decrease) in security deposits	1,769	1,791
Net cash provided by operating activities	690,773	685,454
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(653,132)	(200,546)
Investment in real estate – development/other	(93,210)	(76,635)
Capital expenditures to real estate	(81,528)	(85,987)
Non-real estate capital additions	(1,466)	(2,145)
Interest capitalized for real estate under development	(2,679)	(2,937)
Proceeds from disposition of real estate, net	393,439	287,173
Investments in unconsolidated entities	(8,572)	(3,099)
Distributions from unconsolidated entities – return of capital	78,262	—
Purchase of investment securities and other investments	(269)	—
Net cash provided by (used for) investing activities	(369,155)	(84,176)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,069)	$(4,354)
Mortgage notes payable, net:
Proceeds	295,620	—
Lump sum payoffs	(95,500)	(725,639)
Scheduled principal repayments	(3,110)	(3,273)
Net gain (loss) on debt extinguishment	—	(22,110)
Notes, net:
Proceeds	597,480	497,010
Line of credit and commercial paper:
Line of credit proceeds	1,995,000	415,000
Line of credit repayments	(1,995,000)	(415,000)
Commercial paper proceeds	7,775,817	4,766,050
Commercial paper repayments	(8,275,000)	(4,720,000)
Proceeds from (payments on) settlement of derivative instruments	(41,616)	1,638
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	1,652	2,181
Proceeds from exercise of EQR options	48,487	2,617
Payment of offering costs	(155)	(27)
Other financing activities, net	(49)	(48)
Contributions – Noncontrolling Interests – Partially Owned Properties	4,594	125
Contributions – Limited Partners	—	1
Distributions:
OP Units – General Partner	(409,943)	(384,315)
Preference Units	(773)	(1,545)
OP Units – Limited Partners	(14,728)	(13,854)
Noncontrolling Interests – Partially Owned Properties	(5,170)	(7,620)
Net cash provided by (used for) financing activities	(128,463)	(613,163)
Net increase (decrease) in cash and cash equivalents and restricted deposits	193,155	(11,885)
Cash and cash equivalents and restricted deposits, beginning of period	116,313	100,762
Cash and cash equivalents and restricted deposits, end of period	$309,468	$88,877

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$251,273	$34,507
Restricted deposits	58,195	54,370
Total cash and cash equivalents and restricted deposits, end of period	$309,468	$88,877

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$171,116	$188,913
Net cash paid for income and other taxes	$754	$644
Amortization of deferred financing costs:
Other assets	$1,206	$1,206
Mortgage notes payable, net	$2,344	$2,552
Notes, net	$2,233	$2,020
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$16,426	$1,963
Notes, net	$1,369	$1,300
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(5)
Accumulated other comprehensive income	$8,902	$9,307
Write-off of pursuit costs:
Investment in real estate, net	$2,947	$2,042
Other assets	$37	$10
Accounts payable and accrued expenses	$3	$14
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(68,735)	$1,321
Other liabilities	$677	$687
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$2,002	$(13,226)
Notes, net	$2,253	$(2,151)
Other liabilities	$29,510	$3,382
Accumulated other comprehensive income	$(33,765)	$11,995
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(6,472)	$(2,379)
Other liabilities	$(2,100)	$(720)
Debt financing costs:
Other assets	$145	$—
Mortgage notes payable, net	$(2,237)	$—
Notes, net	$(5,213)	$(4,354)
Other liabilities	$1,236	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(438,705)	$—
Other assets	$184,116	$—
Lease liabilities	$282,791	$—
Other liabilities	$(28,202)	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2019	2018	2019	2018
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of period	$10,200,910	$10,293,796	$10,084,619	$10,329,626
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	4,871	331	84	197
Exercise of EQR share options	48,487	2,617	18,627	1,017
EQR’s Employee Share Purchase Plan (ESPP)	1,652	2,181	526	500
Share-based employee compensation expense:
EQR restricted shares	7,982	5,163	3,404	2,540
EQR share options	1,682	8,536	889	1,198
EQR ESPP discount	365	400	98	103
Net income available to Units – General Partner	411,962	323,866	308,196	112,830
OP Units – General Partner distributions	(420,916)	(397,796)	(210,419)	(198,868)
Offering costs	(155)	(27)	(155)	(1)
Supplemental Executive Retirement Plan (SERP)	(1,539)	(538)	(937)	(621)
Change in market value of Redeemable Limited Partners	(56,974)	(172)	(1,953)	(13,003)
Adjustment for Limited Partners ownership in Operating Partnership	7,771	110	3,119	2,949
Balance, end of period	$10,206,098	$10,238,467	$10,206,098	$10,238,467
LIMITED PARTNERS
Balance, beginning of period	$228,738	$226,691	$225,081	$234,628
Issuance of restricted units to Limited Partners	—	1	—	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(4,871)	(331)	(84)	(197)
Equity compensation associated with Units – Limited Partners	10,829	8,116	2,926	3,313
Net income available to Units – Limited Partners	15,429	12,358	11,510	4,299
Units – Limited Partners distributions	(15,079)	(14,374)	(7,474)	(7,186)
Change in carrying value of Redeemable Limited Partners	45	644	(1,520)	1,087
Adjustment for Limited Partners ownership in Operating Partnership	(7,771)	(110)	(3,119)	(2,949)
Balance, end of period	$227,320	$232,995	$227,320	$232,995
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(64,986)	$(88,612)	$(75,013)	$(77,734)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(33,765)	11,995	(19,345)	5,908
Losses reclassified into earnings from other comprehensive income	8,902	9,307	4,509	4,516
Balance, end of period	$(89,849)	$(67,310)	$(89,849)	$(67,310)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$1.135	$1.08	$0.5675	$0.54

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2019	2018	2019	2018
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(2,293)	$4,708	$(5,462)	$1,293
Net income attributable to Noncontrolling Interests	1,620	1,189	821	509
Contributions by Noncontrolling Interests	4,594	125	4,594	—
Distributions to Noncontrolling Interests	(5,219)	(7,668)	(1,251)	(3,448)
Balance, end of period	$(1,298)	$(1,646)	$(1,298)	$(1,646)

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

EQR is the general partner of, and as of June 30, 2019 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues public equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of June 30, 2019, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 309 properties located in 10 states and the District of Columbia consisting of 79,624 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	291	75,927
Master-Leased Properties – Consolidated	1	162
Partially Owned Properties – Consolidated	17	3,535
	309	79,624

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications did not have an impact on net income previously reported.  Operating results for the six months ended June 30, 2019  are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

In December 2017, H.R. 1, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), became law. As of June 30, 2019, the Tax Act did not have a material impact on our REIT or subsidiary entities, our ability to continue to qualify as a REIT or on our results of operations.

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

For the remaining approximately 6% of rental income that is subject to the new revenue recognition standard, the Company’s disaggregated revenue streams are disclosed in the table included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 and are comparable with the percentage of rental income for the six months and quarter ended June 30, 2019.  These revenue streams have the same timing and pattern of revenue recognition across our reportable segments, with consistent allocations between the leasing and revenue recognition standards.

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

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units) for the six months ended June 30, 2019 and 2018:

	2019	2018
Common Shares
Common Shares outstanding at January 1,	369,405,161	368,018,082
Common Shares Issued:
Conversion of OP Units	188,406	11,494
Exercise of share options	1,059,674	80,875
Employee Share Purchase Plan (ESPP)	27,131	44,858
Restricted share grants, net	158,438	123,027
Common Shares outstanding at June 30,	370,838,810	368,278,336
Units
Units outstanding at January 1,	13,904,035	13,768,438
Restricted unit grants, net	140,055	267,074
Conversion of OP Units to Common Shares	(188,406)	(11,494)
Units outstanding at June 30,	13,855,684	14,024,018
Total Common Shares and Units outstanding at June 30,	384,694,494	382,302,354
Units Ownership Interest in Operating Partnership	3.6%	3.7%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at June 30, 2019 and December 31, 2018.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total.  Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above.  As of June 30, 2019 and 2018, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $436.0 million and $366.5 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the six months ended June 30, 2019 and 2018 (amounts in thousands):

	2019	2018
Balance at January 1,	$379,106	$366,955
Change in market value	56,974	172
Change in carrying value	(45)	(644)
Balance at June 30,	$436,035	$366,483

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

The following table presents the Company’s issued and outstanding Preferred Shares as of June 30, 2019 and December 31, 2018:

			Amounts in thousands
		Annual
	Call	Dividend Per	June 30,	December 31,
	Date (1)	Share (2)	2019	2018
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding as of June 30, 2019 and December 31, 2018	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)

On or after the call date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the six months ended June 30, 2019 and 2018:

	2019	2018
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	383,309,196	381,786,520
Issued to General Partner:
Exercise of EQR share options	1,059,674	80,875
EQR’s Employee Share Purchase Plan (ESPP)	27,131	44,858
EQR’s restricted share grants, net	158,438	123,027
Issued to Limited Partners:
Restricted unit grants, net	140,055	267,074
General and Limited Partner Units outstanding at June 30,	384,694,494	382,302,354
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,904,035	13,768,438
Limited Partner restricted unit grants, net	140,055	267,074
Conversion of Limited Partner OP Units to EQR Common Shares	(188,406)	(11,494)
Limited Partner Units outstanding at June 30,	13,855,684	14,024,018
Limited Partner Units Ownership Interest in Operating Partnership	3.6%	3.7%

The Limited Partners of the Operating Partnership as of June 30, 2019 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units.  Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis.  The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units.  Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR.  Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at June 30, 2019 and December 31, 2018.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total.  Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above.  As of June 30, 2019 and 2018, the Redeemable Limited Partner Units have a redemption value of approximately $436.0 million and $366.5 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the six months ended June 30, 2019 and 2018 (amounts in thousands):

	2019	2018
Balance at January 1,	$379,106	$366,955
Change in market value	56,974	172
Change in carrying value	(45)	(644)
Balance at June 30,	$436,035	$366,483

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of June 30, 2019 and December 31, 2018:

			Amounts in thousands
		Annual
	Call	Dividend Per	June 30,	December 31,
	Date (1)	Unit (2)	2019	2018
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding as of June 30, 2019 and December 31, 2018	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

Other

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC in June 2019 and expires in June 2022.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions.  In June 2019, the Company extended the program maturity to June 2022. EQR has the authority to issue 13.0 million shares but has not issued any shares under this program since September 2012.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008, and no repurchases of any kind have occurred since February 2014.  As of June 30, 2019, EQR has remaining authorization to repurchase up to 13.0 million of its shares under the repurchase program.

4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019	December 31, 2018
Land	$5,889,308	$5,875,803
Depreciable property:
Buildings and improvements	18,529,097	18,232,625
Furniture, fixtures and equipment	1,813,243	1,722,231
In-Place lease intangibles	481,713	481,045
Projects under development:
Land	25,429	25,429
Construction-in-progress	146,440	83,980
Land held for development:
Land	74,187	61,038
Construction-in-progress	36,358	28,871
Investment in real estate	26,995,775	26,511,022
Accumulated depreciation	(7,026,622)	(6,696,281)
Investment in real estate, net	$19,969,153	$19,814,741

During the six months ended June 30, 2019, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	6	1,644	$634,650
Land Parcels (one) (2)	—	—	16,232
Total	6	1,644	$650,882

(1)	Purchase price includes an allocation of approximately $88.1 million to land and $548.5 million to depreciable property (inclusive of capitalized closing costs).
(2)

Purchase price includes an allocation of approximately $13.1 million to vacant land and $3.4 million to construction-in-progress (inclusive of capitalized closing costs).  See Note 6 for additional discussion.

During the six months ended June 30, 2019, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	2	561	$402,750
Rental Properties – Unconsolidated (1)	2	945	394,500
Total	4	1,506	$797,250

(1)	The Company owned a 20% interest in both unconsolidated rental properties. Sales price listed is the gross sales price. The Company received net sales proceeds of approximately $78.3 million.

The Company recognized a net gain on sales of real estate properties of approximately $138.8 million and a net gain on sales of unconsolidated entities of approximately $69.5 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has entered into an agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	1	398	$189,000
Total	1	398	$189,000

The Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	7	940	$336,925
Land Parcels (one)	—	—	4,150
Total	7	940	$341,075

The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above.  See Note 14 for discussion of the properties acquired or disposed of, if any, subsequent to June 30, 2019.

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

During the six months ended June 30, 2019, the Company entered into a consolidated joint venture which is owned 90% by the Company and 10% by its joint venture partner, who is the general partner.  The joint venture has been deemed to be a VIE and is consolidated due to the Company being the primary beneficiary.  The joint venture owns a land parcel which it intends to develop into a multifamily rental property.

The consolidated assets and liabilities related to the VIEs discussed above were approximately $710.8 million and $321.3 million, respectively, at June 30, 2019 and approximately $713.6 million and $313.9 million, respectively, at December 31, 2018.

Investments in Unconsolidated Entities

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of June 30, 2019 and December 31, 2018 (amounts in thousands except for ownership percentage):

	June 30, 2019	December 31, 2018	Ownership Percentage
Investments in Unconsolidated Entities:
Wisconsin Place Developer (VIE) (1)	$41,383	$42,365	33.3%
Operating Properties (Non-VIE) (2)	—	10,494	20.0%
Other	11,524	5,490	Varies
Investments in Unconsolidated Entities	$52,907	$58,349

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

(2)

Includes two joint ventures under separate agreements with the same partner totaling 945 apartment units as of December 31, 2018.  During the six months ended June 30, 2019, the Company and its joint venture partner sold both properties under separate agreements to unaffiliated parties.  See Note 4 for additional discussion.

7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019	December 31, 2018
Mortgage escrow deposits:
Real estate taxes and insurance	$1,181	$876
Replacement reserves	8,599	8,641
Mortgage principal reserves/sinking funds	7,898	9,754
Other	852	852
Mortgage escrow deposits	18,530	20,123
Restricted cash:
Earnest money on pending acquisitions	1,000	5,000
Restricted deposits on real estate investments	1,493	540
Resident security and utility deposits	36,192	35,659
Other	980	7,549
Restricted cash	39,665	48,748
Restricted deposits	$58,195	$68,871

8.	Leases

Lessor Accounting

The Company is the lessor for its residential and retail leases (including commercial leases) and these leases will continue to be accounted for as operating leases under the new standard as described in Note 2.  Therefore, the Company did not have significant changes in the accounting for its lease revenues.

For the six months ended June 30, 2019, approximately 97.1% of the Company’s total lease revenue is generated from residential apartment leases that are generally for twelve months or less in length.  The residential apartment leases may include lease income related to such items as parking, storage and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

For the six months ended June 30, 2019, approximately 2.9% of the Company’s total lease revenue is generated by retail leases that are generally for terms ranging between 5-10 years.  The retail leases generally consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents.  The retail leases may include lease income related to such items as parking and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Retail leases are renewable with market-based renewal options.

The Company elected the practical expedient to account for both its lease and non-lease components (specifically common area maintenance charges) as a single lease component under the leases standard.

The following table presents the lease income types relating to lease payments for residential and retail leases for the six months and quarter ended June 30, 2019 (amounts in thousands):

	Six Months Ended June 30, 2019			Quarter Ended June 30, 2019
Lease Income Type	Residential Leases	Retail Leases	Total	Residential Leases	Retail Leases	Total
Residential and retail rent	$1,190,729	$36,163	$1,226,892	$598,209	$17,693	$615,902
Parking rent	18,469	159	18,628	9,332	87	9,419
Storage rent	1,856	31	1,887	937	(13)	924
Pet rent	5,798	—	5,798	2,911	—	2,911
Total lease revenue (1)	$1,216,852	$36,353	$1,253,205	$611,389	$17,767	$629,156
(1)

Excludes other rental income of $78.5 million for the six months ended June 30, 2019 and $40.2 million for the quarter ended June 30, 2019, which is accounted for under the revenue recognition standard.

Lessee Accounting

The Company is the lessee under various corporate office and ground leases for which the Company recognized ROU assets and related lease liabilities effective January 1, 2019.  The following table presents the Company’s ROU assets and related lease liabilities as of June 30, 2019 (amounts in thousands):

2019
Right-of-use assets:
Corporate office leases (1)	$15,381
Ground leases	416,372
Right-of-use assets	$431,753
Lease liabilities:
Corporate office leases (1)	$16,879
Ground leases	264,741
Lease liabilities	$281,620

(1)

The Company has two corporate office leases that are considered short-term and therefore, there is no balance sheet impact and both leases continue to be expensed on a straight-line basis throughout the year.

As the standard requires the recognition of a liability for the lease obligation, discount rates are used to determine the net present value of the lease payments.  The discount rate for the lease is the rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate.  As the Company does not know the amount of the lessors’ initial direct costs, it cannot readily determine the rate implicit in the lease and instead must apply the incremental borrowing rate.  The Company has estimated the discount rate ranges of 3.3% to 3.9% for corporate office leases and 4.4% to 5.5% for ground leases.  Since the Company’s credit backs the corporate office lease obligations and the lease terms are ten years or less, the discount rate range was estimated by using the Company’s borrowing rates for actual pricing.  The discount rate range for ground leases takes into account various factors, including the longer life of the ground leases, and was estimated by using the Company’s borrowing rates for actual pricing through 30 years and other long-term market rates.

Corporate office leases

The Company leases nine corporate offices with remaining lease terms of one to ten years.  The Company’s corporate office leases continue to be accounted for as operating leases under the new standard.  When there is a material lease modification, the Company is required to remeasure the lease liability.

The Company leases its corporate headquarters from an entity affiliated with EQR’s Chairman of the Board of Trustees.  The lease terminates on January 31, 2022.  The amount incurred for such office space for the six months and quarter ended June 30, 2019 was approximately $1.3 million and $0.7 million, respectively.  The Company believes this amount approximates market rates for such rental space.

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

Additional disclosures

The following table illustrates the quantitative disclosures for lessees as of and for the six months and quarter ended June 30, 2019 (amounts in thousands):

	Six Months Ended June 30, 2019	Quarter Ended June 30, 2019
Lease cost:
Operating lease cost:
Corporate office leases	$1,818	$900
Ground leases	11,100	5,550
Short-term lease cost:
Corporate office leases	112	56
Ground leases	—	—
Variable lease cost:
Corporate office leases	769	508
Ground leases	1,695	844
Total lease cost	$15,494	$7,858

The following table illustrates the quantitative disclosures for lessees as of and for the six months ended June 30, 2019 (amounts in thousands):

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases:
Corporate office leases	$2,776
Ground leases	$8,635
ROU assets obtained in exchange for new operating lease liabilities:
Corporate office leases	$16,687
Ground leases	$422,018
Weighted-average remaining lease term – operating leases:
Corporate office leases	6.4 years
Ground leases	56.6 years
Weighted-average discount rate – operating leases:
Corporate office leases	3.7%
Ground leases	5.0%

The following table summarizes the Company’s undiscounted cash flows for contractual obligations for minimum rent payments/receipts under operating leases for the next five years and thereafter as of June 30, 2019:

(Payments)/Receipts Due by Year (in thousands)
	Remaining 2019	2020	2021	2022	2023	2024	Thereafter	Total
Operating Leases:
Minimum Rent Payments (a)	$(8,339)	$(17,208)	$(17,148)	$(14,993)	$(14,843)	$(15,101)	$(938,561)	$(1,026,193)
Minimum Rent Receipts (b)	$31,779	$61,674	$57,935	$54,099	$46,417	$39,356	$139,599	$430,859

(a)	Minimum basic rent due for corporate office leases and base rent due on ground leases where the Company is the lessee.
(b)	Minimum basic rent receipts due for various retail space where the Company is the lessor. Excludes residential leases due to their short-term nature.

The following table provides a reconciliation of lease liabilities from our undiscounted cash flows for minimum rent payments for the six months ended June 30, 2019 (amounts in thousands):

2019
Total minimum rent payments	$1,026,193
Less: Lease discount	744,573
Lease liabilities	$281,620

9.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  EQR guarantees the Operating

Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.  Weighted average interest rates noted below for the six months ended June 30, 2019 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

As of June 30, 2019, the Company had outstanding mortgage debt of approximately $2.6 billion.

During the six months ended June 30, 2019, the Company:

•	Obtained $288.1 million in 3.94% fixed rate mortgage debt held in a Fannie Mae loan pool maturing on March 1, 2029;
•	Obtained $7.5 million in variable rate construction mortgage debt maturing on June 25, 2022 (total commitment of $67.6 million);
•	Repaid $95.5 million of tax-exempt variable rate mortgage bonds maturing in 2036; and
•	Repaid $3.1 million of scheduled principal repayments on various mortgage debt.

The Company recorded $1.5 million of write-offs of unamortized deferred financing costs during the six months ended June 30, 2019 as additional interest expense related to debt extinguishment of mortgages. The Company also recorded $15.1 million of write-offs of net unamortized discounts during the six months ended June 30, 2019 as additional interest expense related to debt extinguishment of mortgages.

As of June 30, 2019, the Company had $345.0 million of secured debt (primarily tax-exempt bonds) subject to third party credit enhancement.

As of June 30, 2019, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 28, 2061.  At June 30, 2019, the interest rate range on the Company’s mortgage debt was 0.10% to 5.78%.  During the six months ended June 30, 2019, the weighted average interest rate on the Company’s mortgage debt was 4.01%.

Notes

As of June 30, 2019, the Company had outstanding unsecured notes of approximately $6.5 billion.

During the six months ended June 30, 2019, the Company issued $600.0 million of ten-year 3.00% unsecured notes, receiving net proceeds of approximately $597.5 million before underwriting fees, hedge termination costs and other expenses, at an all-in effective interest rate of approximately 3.85%.

As of June 30, 2019, scheduled maturities for the Company’s outstanding notes were at various dates through August 1, 2047.  At June 30, 2019, the interest rate range on the Company’s notes before the effect of certain fair value hedges was 2.375% to 7.57%.  During the six months ended June 30, 2019, the weighted average interest rate on the Company’s notes was 4.30%.

The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for the six months ended June 30, 2019.

Line of Credit and Commercial Paper

The Company has a $2.0 billion unsecured revolving credit facility maturing January 10, 2022.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.825%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.

The Company has an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  As of June 30, 2019, there was no commercial paper outstanding. The notes bear interest at various floating rates with a weighted average of 2.73% for the six months ended June 30, 2019.  The weighted average amount outstanding for the six months ended June 30, 2019 was approximately $348.8 million.

As of June 30, 2019, there were no borrowings outstanding under the revolving credit facility and $6.7 million was restricted/dedicated to support letters of credit.  In addition, the Company limits its utilization of the facility in order to maintain liquidity and to support its $500.0 million commercial paper program along with certain other obligations.  As a result, the Company had approximately $1.90 billion available under the facility at June 30, 2019. During the six months ended June 30, 2019, the weighted average interest rate on the revolving credit facility was 3.25%.

Other

In 2017, the Company executed a letter of credit facility with a third party financial institution which is not backed or collateralized by borrowings on the Company’s unsecured revolving credit facility.  As of June 30, 2019, there was $9.0 million in letters of credit outstanding on this facility.

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at June 30, 2019 and December 31, 2018, respectively (amounts in thousands):

	June 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$2,599,013	$2,602,782	$2,385,470	$2,352,502
Unsecured debt, net	6,531,408	6,968,724	6,432,469	6,481,426
Total debt, net	$9,130,421	$9,571,506	$8,817,939	$8,833,928

The following table summarizes the Company’s consolidated derivative instruments at June 30, 2019 (dollar amounts are in thousands):

Fair Value Hedges (1)
Current Notional Balance	$450,000
Lowest Interest Rate	2.375%
Highest Interest Rate	2.375%
Maturity Date	2019

(1)	Fair Value Hedges – Converts outstanding fixed rate unsecured notes ($450.0 million 2.375% notes due July 1, 2019) to a floating interest rate of 90-Day LIBOR plus 0.61%.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at June 30, 2019 and December 31, 2018, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	6/30/2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$145,577	$145,577	$—	$—
Total		$145,577	$145,577	$—	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$24	$—	$24	$—
Supplemental Executive Retirement Plan	Other Liabilities	145,577	145,577	—	—
Total		$145,601	$145,577	$24	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$436,035	$—	$436,035	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$2,000	$—	$2,000	$—
Supplemental Executive Retirement Plan	Other Assets	134,088	134,088	—	—
Total		$136,088	$134,088	$2,000	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$2,277	$—	$2,277	$—
Forward Starting Swaps	Other Liabilities	9,851	—	9,851	—
Supplemental Executive Retirement Plan	Other Liabilities	134,088	134,088	—	—
Total		$146,216	$134,088	$12,128	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$379,106	$—	$379,106	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2019 and 2018, respectively (amounts in thousands):

June 30, 2019 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$2,253	Fixed rate debt	Interest expense	$(2,253)
Total		$2,253			$(2,253)

June 30, 2018 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(2,151)	Fixed rate debt	Interest expense	$2,151
Total		$(2,151)			$2,151

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2019 and 2018, respectively (amounts in thousands):

	Effective Portion
June 30, 2019 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(33,765)	Interest expense	$(8,902)
Total	$(33,765)		$(8,902)

	Effective Portion			Ineffective Portion
June 30, 2018 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$11,995	Interest expense	$(9,307)	N/A	$—
Total	$11,995		$(9,307)		$—

As of June 30, 2019 and December 31, 2018, there were approximately $89.8 million and $65.0 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments.  Based on the estimated fair values of the net derivative instruments at June 30, 2019, the Company may recognize an estimated $25.7 million of accumulated other comprehensive income (loss) as additional interest expense during the twelve months ending June 30, 2020.

In June 2019, the Company paid approximately $41.8 million to settle ten forward starting swaps in conjunction with the issuance of $600.0 million of ten-year unsecured public notes.  The accrued interest of approximately $0.2 million was recorded as an increase to interest expense. The remaining $41.6 million will be deferred as a component of accumulated other comprehensive income (loss) and will be recognized as an increase to interest expense over the first nine years and eleven months of the notes.

11.	Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2019	2018	2019	2018
Numerator for net income per share – basic:
Net income	$430,556	$338,958	$321,299	$118,410
Allocation to Noncontrolling Interests – Operating Partnership	(15,429)	(12,358)	(11,510)	(4,299)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,620)	(1,189)	(821)	(509)
Preferred distributions	(1,545)	(1,545)	(772)	(772)
Numerator for net income per share – basic	$411,962	$323,866	$308,196	$112,830
Numerator for net income per share – diluted:
Net income	$430,556	$338,958	$321,299	$118,410
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,620)	(1,189)	(821)	(509)
Preferred distributions	(1,545)	(1,545)	(772)	(772)
Numerator for net income per share – diluted	$427,391	$336,224	$319,706	$117,129
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	369,952	367,865	370,342	367,930
Effect of dilutive securities:
OP Units	12,902	12,864	12,885	12,865
Long-term compensation shares/units	2,790	2,495	2,880	2,628
Denominator for net income per share – diluted	385,644	383,224	386,107	383,423
Net income per share – basic	$1.11	$0.88	$0.83	$0.31
Net income per share – diluted	$1.11	$0.88	$0.83	$0.31

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2019	2018	2019	2018
Numerator for net income per Unit – basic and diluted:
Net income	$430,556	$338,958	$321,299	$118,410
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,620)	(1,189)	(821)	(509)
Allocation to Preference Units	(1,545)	(1,545)	(772)	(772)
Numerator for net income per Unit – basic and diluted	$427,391	$336,224	$319,706	$117,129
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	382,854	380,729	383,227	380,795
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,790	2,495	2,880	2,628
Denominator for net income per Unit – diluted	385,644	383,224	386,107	383,423
Net income per Unit – basic	$1.11	$0.88	$0.83	$0.31
Net income per Unit – diluted	$1.11	$0.88	$0.83	$0.31

12.	Commitments and Contingencies

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

As of June 30, 2019, the Company has three wholly owned projects totaling 691 apartment units in various stages of development with remaining commitments to fund of approximately $354.7 million and estimated completion dates ranging through September 30, 2021, as well as other completed development projects that are in various stages of lease-up or are stabilized.
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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  The Company’s geographic same store operating segments located in urban and high-density suburban markets represent its reportable segments (the recently acquired Denver properties owned by the Company are currently included in non-same store).  The Company’s operating segments located in its other markets (Phoenix) that are not material have also been included in the tables presented below.

The Company’s fee and asset management and development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2019 and 2018, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the six months and quarters ended June 30, 2019 and 2018, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2019	2018	2019	2018
Rental income	$1,331,676	$1,272,451	$669,374	$639,620
Property and maintenance expense	(223,531)	(211,946)	(108,461)	(103,744)
Real estate taxes and insurance expense	(182,888)	(181,396)	(91,446)	(89,482)
Total operating expenses	(406,419)	(393,342)	(199,907)	(193,226)
Net operating income	$925,257	$879,109	$469,467	$446,394

The following tables present NOI for each segment from our rental real estate for the six months and quarters ended June 30, 2019 and 2018, respectively, as well as total assets and capital expenditures at June 30, 2019 (amounts in thousands):

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$232,546	$68,259	$164,287	$222,227	$63,887	$158,340
Orange County	51,886	12,201	39,685	49,996	12,231	37,765
San Diego	47,023	12,084	34,939	45,425	11,754	33,671
Subtotal - Southern California	331,455	92,544	238,911	317,648	87,872	229,776

San Francisco	245,103	59,735	185,368	235,767	58,001	177,766
Washington D.C.	223,479	68,742	154,737	218,624	67,463	151,161
New York	225,942	94,472	131,470	220,456	88,496	131,960
Boston	112,127	31,075	81,052	108,348	30,152	78,196
Seattle	101,931	27,512	74,419	99,485	28,084	71,401
Other Markets	1,040	377	663	968	339	629
Total same store	1,241,077	374,457	866,620	1,201,296	360,407	840,889

Non-same store/other (2) (3)
Non-same store	81,933	26,738	55,195	40,438	15,393	25,045
Other (3)	8,666	5,224	3,442	30,717	17,542	13,175
Total non-same store/other	90,599	31,962	58,637	71,155	32,935	38,220

Totals	$1,331,676	$406,419	$925,257	$1,272,451	$393,342	$879,109

(1)

For the six months ended June 30, 2019 and 2018, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2018, less properties subsequently sold, which represented 73,609 apartment units.

(2)	For the six months ended June 30, 2019 and 2018, non-same store primarily includes properties acquired after January 1, 2018, plus any properties in lease-up and not stabilized as of January 1, 2018.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended June 30, 2019			Quarter Ended June 30, 2018
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$117,147	$33,776	$83,371	$111,230	$31,845	$79,385
Orange County	26,058	5,996	20,062	25,193	6,140	19,053
San Diego	23,720	5,958	17,762	22,932	5,790	17,142
Subtotal - Southern California	166,925	45,730	121,195	159,355	43,775	115,580

San Francisco	123,341	29,317	94,024	118,416	28,591	89,825
Washington D.C.	112,694	34,066	78,628	110,096	33,553	76,543
New York	113,579	46,304	67,275	110,691	43,683	67,008
Boston	58,224	15,859	42,365	56,379	15,475	40,904
Seattle	55,288	15,053	40,235	53,854	15,236	38,618
Other Markets	518	192	326	481	175	306
Total same store	630,569	186,521	444,048	609,272	180,488	428,784

Non-same store/other (2) (3)
Non-same store	36,712	11,676	25,036	17,393	6,465	10,928
Other (3)	2,093	1,710	383	12,955	6,273	6,682
Total non-same store/other	38,805	13,386	25,419	30,348	12,738	17,610

Totals	$669,374	$199,907	$469,467	$639,620	$193,226	$446,394

(1)

For the quarters ended June 30, 2019 and 2018, same store primarily includes all properties acquired or completed that were stabilized prior to April 1, 2018, less properties subsequently sold, which represented 74,236 apartment units.

(2)	For the quarters ended June 30, 2019 and 2018, non-same store primarily includes properties acquired after April 1, 2018, plus any properties in lease-up and not stabilized as of April 1, 2018.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Six Months Ended June 30, 2019
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$3,027,063	$15,775
Orange County	412,837	4,812
San Diego	398,072	1,749
Subtotal - Southern California	3,837,972	22,336

San Francisco	3,375,932	14,222
Washington D.C.	3,716,255	9,007
New York	3,917,085	10,679
Boston	1,490,866	11,924
Seattle	1,313,159	7,973
Other Markets	12,887	126
Total same store	17,664,156	76,267

Non-same store/other (2) (3)
Non-same store	2,548,854	4,961
Other (3)	777,701	300
Total non-same store/other	3,326,555	5,261

Totals	$20,990,711	$81,528

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2018, less properties subsequently sold, which represented 73,609 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2018, plus any properties in lease-up and not stabilized as of January 1, 2018.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
14.	Subsequent Events

Subsequent to June 30, 2019, the Company:

•	Acquired two properties consisting of 549 apartment units for $192.9 million;
•	Sold one property consisting of 298 apartment units for $117.0 million;
•	Acquired one land parcel for $3.6 million and sold one land parcel for $1.9 million;
•	Repaid $84.5 million of 4.79% mortgage debt prior to the April 1, 2053 maturity date and incurred a prepayment penalty of $3.4 million;
•	Repaid $500.0 million of 5.78% mortgage debt held in a Freddie Mac loan pool at par prior to the July 1, 2020 maturity date; and
•

Repaid $450.0 million of 2.375% unsecured notes at maturity.  The fair value interest rate swaps matured in conjunction with the maturity of the notes that converted the fixed rate of 2.375% to a floating interest rate of 90-Day LIBOR plus 0.61%.

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
•

Occupancy levels, property values and market rents may be adversely affected by national and local political, economic and market conditions including, without limitation, new construction and excess inventory of multifamily and owned housing/ condominiums, increasing portions of owned housing/condominium stock being converted to rental use, rental housing subsidized by the government, other government programs that favor single family rental housing or owner occupied housing over multifamily rental housing, slow or negative employment growth and household formation, the availability of low-interest mortgages or the availability of mortgages requiring little or no down payment for single family home buyers, changes in social preferences, governmental regulations including rent control or rent stabilization laws and regulations and the potential for geopolitical instability, all of which are beyond the Company’s control; and

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

EQR is the general partner of, and as of June 30, 2019 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates property management offices in each of its markets.  As of June 30, 2019, the Company had approximately 2,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

Results of Operations

2019 Transactions

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located primarily in our urban and high-density suburban markets and sell apartment properties that we believe will have inferior long-term returns.  The following table provides a rollforward of the transactions that occurred during the six months ended June 30, 2019:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2018	307	79,482
Acquisitions:
Consolidated:
Rental Properties	4	1,058	$432,150	4.7%
Rental Properties – Not Stabilized (1)	2	586	$202,500	4.8%
Land Parcels	—	—	$16,232
			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(2)	(561)	$(402,750)	(4.4)%
Unconsolidated Rental Properties (2)	(2)	(945)	$(394,500)	(4.7)%
Configuration Changes	—	4
6/30/2019	309	79,624

(1)

The Company acquired two properties in the Denver market in the six months ended June 30, 2019 that are in the final stages of completing lease-up and are expected to stabilize in the second year of ownership at the Acquisition Cap Rate listed above.

(2)

The Company owned a 20% interest in both unconsolidated rental properties located in San Jose, CA and South Florida.  Sales price listed is the gross sales price.  The Company received net sales proceeds of approximately $78.3 million and recognized a GAAP gain on sale of approximately $69.5 million.

The consolidated properties acquired were located in the New York, Seattle, Washington D.C., San Francisco and Denver markets.  The consolidated properties disposed of were located in the New York and Boston markets.  See the Definitions section below for the definition of Acquisition Cap Rate, Development Yield, Disposition Yield and Unlevered IRR.  See also Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both of the six months ended June 30, 2019 and 2018 (the “Six-Month 2019 Same Store Properties”), which represented 73,609 apartment units, and properties that the Company owned and were stabilized for all of both of the quarters ended June 30, 2019 and 2018 (the “Second Quarter 2019 Same Store Properties”), which represented 74,236 apartment units, impacted the Company’s results of operations.  Both the Six-Month 2019 Same Store Properties and the Second Quarter 2019 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the six months and quarter ended June 30, 2019:

	Six Months Ended		Quarter Ended
	June 30, 2019		June 30, 2019
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	281	71,721	290	74,166
2017 acquisitions	2	437	2	510
2018 acquisitions	—	—	1	117
2019 dispositions	(2)	(561)	(2)	(561)
Properties added back to same store (1)	2	356	—	—
Lease-up properties stabilized	5	1,652	—	—
Other	—	4	—	4
Same Store Properties at June 30, 2019	288	73,609	291	74,236

	Six Months Ended		Quarter Ended
	June 30, 2019		June 30, 2019
	Properties	Apartment Units	Properties	Apartment Units
Same Store	288	73,609	291	74,236
Non-Same Store:
2019 acquisitions	6	1,644	6	1,644
2018 acquisitions	5	1,461	4	1,344
2017 acquisitions – not stabilized	2	510	—	—
Master-Leased properties (2)	1	162	1	162
Lease-up properties not yet stabilized (3)	6	2,237	6	2,237
Other	1	1	1	1
Total Non-Same Store	21	6,015	18	5,388
Total Properties and Apartment Units	309	79,624	309	79,624

Note: Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)	Consists of two properties which were added back to the same store portfolio as discussed further below:
a.

Playa Pacifica in Hermosa Beach, California containing 285 apartment units was removed from the same store portfolio in the first quarter of 2015 due to a major renovation in which significant portions of the property were taken offline for extended time periods.  Playa Pacifica was added back to same store for the six months ended June 30, 2019 as the property achieved greater than 90% occupancy for all of the current and comparable periods presented.

b.

Acton Courtyard in Berkeley, California containing 71 apartment units was removed from the same store portfolio in the third quarter of 2016 due to an affordable housing dispute which required significant portions of the property to be vacant for an extended re-leasing period.  Acton Courtyard was added back to same store for the six months ended June 30, 2019 as the property achieved greater than 90% occupancy for all of the current and comparable periods presented.

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

The following table provides comparative same store results and statistics for the Six-Month 2019 Same Store Properties:

June YTD 2019 vs. June YTD 2018

Same Store Results/Statistics for 73,609 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Physical Occupancy (2)	Turnover (3)
YTD 2019	$1,241,077	$374,457	$866,620	$2,806	96.4%	22.9%
YTD 2018	$1,201,296	$360,407	$840,889	$2,727	96.1%	24.3%
Change	$39,781	$14,050	$25,731	$79	0.3%	(1.4%)
Change	3.3%	3.9%	3.1%	2.9%

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2019	2018	2019	2018
Operating income	$579,229	$556,685	$369,260	$217,603
Adjustments:
Fee and asset management revenue	(335)	(373)	(143)	(188)
Property management	50,765	46,928	24,369	23,484
General and administrative	29,710	28,780	14,329	12,502
Depreciation	404,723	389,251	200,508	192,942
Net (gain) loss on sales of real estate properties	(138,835)	(142,162)	(138,856)	51
Total NOI	$925,257	$879,109	$469,467	$446,394
Rental income:
Same store	$1,241,077	$1,201,296	$630,569	$609,272
Non-same store/other	90,599	71,155	38,805	30,348
Total rental income	1,331,676	1,272,451	669,374	639,620
Operating expenses:
Same store	374,457	360,407	186,521	180,488
Non-same store/other	31,962	32,935	13,386	12,738
Total operating expenses	406,419	393,342	199,907	193,226
NOI:
Same store	866,620	840,889	444,048	428,784
Non-same store/other	58,637	38,220	25,419	17,610
Total NOI	$925,257	$879,109	$469,467	$446,394

The Company anticipates the following same store results for the full year ending December 31, 2019, which assumptions are based on current expectations and are forward-looking:

	Revised 2019 Same Store Assumptions	Previous 2019 Same Store Assumptions
Physical Occupancy	96.4%	96.2%
Revenue change	3.1% to 3.5%	2.2% to 3.2%
Expense change	3.5% to 4.0%	3.5% to 4.5%
NOI change	2.7% to 3.5%	1.5% to 3.0%

The following table provides the same store revenue growth during the six months ended June 30, 2019 as compared to the same period in 2018 and our expected same store revenue growth for 2019 as of June 30, 2019:

Markets/Metro Areas	Actual YTD 2019 Same Store Revenue Growth	Revised Projected Full Year 2019 Same Store Revenue Growth	Previous Projected Full Year 2019 Same Store Revenue Growth
Washington D.C.	2.2%	2.6%	1.4%
New York	2.5%	2.5%	1.8%
Boston	3.5%	3.5%	2.8%
Seattle	2.5%	3.2%	2.0%
San Francisco	4.0%	4.0%	3.4%
Los Angeles	4.6%	3.9%	3.8%
Orange County	3.8%	3.6%	3.1%
San Diego	3.5%	3.4%	3.9%
Overall	3.3%	3.1% to 3.5%	2.2% to 3.2%

Same store revenues, which exceeded our expectations, increased due to continued low turnover, strong occupancy and favorable overall demand.  Improving results in our East Coast markets and Seattle and continued strength in California have led us to revise our same store revenue growth expectations for full year 2019. The Company’s primary focus in 2019 is to continue to retain existing residents and maintain strong occupancy.

Washington D.C. had a better than expected first half of 2019 with strong occupancy and better new lease change than previously anticipated.  The economy, particularly in Northern Virginia, remains strong with gains in the professional and business services sector which are aiding in the absorption of new supply being delivered.  However, we remain cautious on this market’s performance due to continued pressure from elevated new supply.

The New York market performed better than expected with strong occupancy and the beginning of pricing power.  Strong demand and new supply that is lower than 2018 in our competitive footprint is driving performance.  Due in part to improved new lease pricing, improved occupancy and strong renewals, we have also used very limited concessions.   We will continue to monitor the impact of the recently passed rent control regulations.  Of the approximately 9,600 apartment units located in our New York market, approximately 3,000 apartment units are not located in New York City and not affected by the new regulations.  Of the approximately 6,600 apartment units located in New York City, approximately 3,200 apartment units are “rent stabilized” and therefore impacted by the new regulations.  We estimate that the new regulations will have a negative impact on renewal rates for some of these apartment units.  Additionally, the new regulations will impact our ability to charge certain fees at all of our New York City properties.  We expect an approximate $0.8 million annual reduction in fees, of which approximately $0.4 million will impact 2019. Overall, we believe the new rent control regulations will have a modestly negative impact on our New York market results for 2019.

Boston performed better than expected with strong demand across the market along with a pause in competitive new supply.  Strong occupancy, new lease and renewal pricing increases continue to drive performance.  Most of the 2019 supply is expected to deliver later in the year; therefore, we expect competition to increase towards the end of 2019.

The Seattle market performed better than expected as the market continues to experience strong demand despite elevated new supply.  Notwithstanding this supply, job growth continues to be very strong, and we experienced improvement in occupancy and better new lease and renewal pricing than anticipated for the quarter.

San Francisco continues to perform better than expected as a result of strong demand driving occupancy and new lease and renewal pricing growth.  The overall market continues to show good absorption of new supply.  The East and South Bay areas are experiencing temporary pricing pressure due to the impact of new supply, but in the long-term, we expect strong demand to drive a rapid absorption of this supply.   Continued economic growth and job expansion is producing wage growth driven by technology company expansions and investments.

Although the Los Angeles market continues to experience an increase in supply, overall results were largely in line with expectations.  Residential-only same store revenues increased 4.4% in the six months ended 2019 as compared to the same period in 2018, while our reported revenue increase of 4.6% includes the impact of a negative, one-time non-residential income adjustment in the comparable period.

In the Orange County market, results have been largely in line with expectations.  New lease and renewal pricing were trending stronger, but some of our properties are experiencing pricing pressure due to competitive new supply in Irvine and Newport Beach.

In San Diego, we experienced slightly lower than expected renewal pricing driven by supply pressure in the downtown area, but military spending remains strong.  To date, the market has performed slightly below expectations.

As of June 30, 2019, the Company owns four apartment properties in Denver.  While these properties are not currently within our same store portfolio, they are performing in line with our expectations at the time of acquisition.

The following table provides comparative same store operating expenses for the Six-Month 2019 Same Store Properties:

June YTD 2019 vs. June YTD 2018

Same Store Operating Expenses for 73,609 Same Store Apartment Units

$ in thousands

					% of Actual
					YTD 2019
	Actual	Actual	$	%	Operating
	YTD 2019	YTD 2018	Change (5)	Change	Expenses
Real estate taxes	$158,984	$153,972	$5,012	3.3%	42.4%
On-site payroll (1)	81,135	78,338	2,797	3.6%	21.7%
Utilities (2)	49,328	48,535	793	1.6%	13.2%
Repairs and maintenance (3)	47,663	45,494	2,169	4.8%	12.7%
Insurance	10,632	9,659	973	10.1%	2.8%
Leasing and advertising	4,771	4,864	(93)	(1.9)%	1.3%
Other on-site operating expenses (4)	21,944	19,545	2,399	12.3%	5.9%
Same store operating expenses	$374,457	$360,407	$14,050	3.9%	100.0%
(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
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
•

Real estate taxes – Increase below expectations.  Continue to experience growth across most markets, particularly New York.  Growth rate is lower than original expectations due to lower than anticipated rates in Seattle and modestly favorable appeals activity.

•	On-site payroll – Increase below expectations. Payroll pressures continue but are somewhat lower than expected.
•	Utilities – Increase in line with expectations.
•

Repairs and maintenance – Growth driven primarily by minimum wage pressure on contract labor and higher than anticipated repairs, including weather-related repairs in California in the first quarter of 2019.

•	Insurance – Increase due to higher premiums on property insurance renewal due to challenging conditions in the insurance market.
•	Other on-site operating expenses – Increase primarily driven by higher ground lease costs due to a contractual revaluation at one property along with higher association fees.

Same store expenses increased 3.9% during the six months ended June 30, 2019 as compared to the same period in 2018.  The Company now anticipates that full year 2019 same store expenses will increase 3.5% to 4.0%.

Same store NOI increased 3.1% during the six months ended June 30, 2019 as compared to the six months ended June 30, 2018, which was higher than our expectations.  The Company now anticipates same store NOI growth in the current range of approximately 2.7% to 3.5% for full year 2019 as compared to 2018 as a result of the above same store revenue and expense expectations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the six months ended June 30, 2019 increased approximately $20.4 million compared to the same period of 2018 and consist primarily of properties acquired in calendar years 2018 and 2019, operations from the Company’s development properties and operations prior to disposition from 2018 and 2019 sold properties.  This difference is due primarily to:

•	A positive impact of higher NOI from development and newly stabilized development properties in lease-up of $8.1 million;
•	A positive impact of higher NOI from properties primarily acquired in 2018 and 2019 of $21.8 million;
•	A positive impact of higher NOI from other non-same store properties (including one current and two former master-leased properties) of $0.2 million; and

•	A negative impact of lost NOI from 2018 and 2019 dispositions of $15.1 million.

The Company’s guidance assumes consolidated rental acquisitions of $1.0 billion and consolidated rental dispositions of $1.0 billion and expects that the Acquisition Cap Rate will be equal to the Disposition Yield for the full year ending December 31, 2019.  The Company currently budgets three development starts during the year ending December 31, 2019.  We currently budget spending approximately $208.3 million on development costs during the year ending December 31, 2019, primarily for properties currently under construction.  We assume that this capital will be primarily sourced with excess operating cash flow, future debt offerings and borrowings on our revolving credit facility and/or commercial paper program.  These 2019 assumptions are based on current expectations and are forward-looking.

Comparison of the six months and quarter ended June 30, 2019 to the six months and quarter ended June 30, 2018

The following table presents a reconciliation of diluted earnings per share/unit for the six months and quarter ended June 30, 2019 compared to the same period of 2018:

	Six Months Ended June 30	Quarter Ended June 30
Diluted earnings per share/unit for period ended 2018	$0.88	$0.31
Property NOI	0.11	0.06
Corporate overhead (1)	(0.02)	(0.01)
Net gain/loss on property/unconsolidated sales	0.17	0.54
Other	(0.03)	(0.07)
Diluted earnings per share/unit for period ended 2019	$1.11	$0.83
(1)	Corporate overhead is comprised of property management and general and administrative expenses.

The increase in consolidated NOI is primarily a result of the Company’s improved NOI from same store and lease-up properties along with NOI from the Company’s recent transaction activity.  The following table presents the changes in the components of consolidated NOI for the six months and quarter ended June 30, 2019 compared to the same period of 2018:

	Six Months Ended June 30, 2019	Quarter Ended June 30, 2019
Consolidated rental income	4.7%	4.7%
Consolidated operating expenses (1)	3.3%	3.5%
Consolidated NOI	5.2%	5.2%
(1)	Consolidated operating expenses are comprised of property and maintenance and real estate taxes and insurance.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased approximately $3.8 million or 8.2% and approximately $0.9 million or 3.8% for the six months and quarter ended June 30, 2019, respectively, as compared to the prior year periods.  These increases are primarily attributable to increases in payroll-related costs, legal and professional fees and computer operations costs, partially offset by decreases in education/conference costs.  The Company anticipates that property management expenses will approximate $97.0 million to $99.0 million for the year ending December 31, 2019.

General and administrative expenses, which include corporate operating expenses, increased approximately $0.9 million or 3.2% and approximately $1.8 million or 14.6% for the six months and quarter ended June 30, 2019, respectively, as compared to the prior year periods, primarily due to increases in payroll-related costs, office rent and education/conference costs.  The Company anticipates that general and administrative expenses will approximate $52.0 million to $54.0 million for the year ending December 31, 2019.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $15.5 million or 4.0% and approximately $7.6 million or 3.9% for the six months and quarter ended June 30, 2019, respectively, as compared to the prior year periods, primarily as a result of additional depreciation expense on properties acquired in 2018 and 2019 and development properties placed in service during 2018, offset by lower depreciation from properties sold in 2018 and 2019.

Net gain on sales of real estate properties decreased approximately $3.3 million or 2.3% for the six months ended June 30, 2019 as compared to the prior year period as a result of the sale of four consolidated apartment properties in 2018 as compared to two consolidated properties in 2019.  Net gain on sales of real estate properties increased approximately $138.9 million during the quarter ended June 30, 2019 compared to the prior year period as a result of the sale of two consolidated properties in 2019 as compared to no consolidated property sales in the same period in 2018.

Interest and other income decreased approximately $5.4 million or 77.3% for the six months ended June 30, 2019 as compared to the prior year period, primarily due to $5.5 million in lower insurance/litigation settlement proceeds received during 2019 as compared to 2018.  The Company anticipates that interest and other income will approximate $1.8 million for the year ending December 31, 2019, excluding certain non-comparable insurance/litigation settlement proceeds.

Other expenses increased approximately $1.2 million or 16.4% and approximately $1.3 million or 35.8% for the six months and quarter ended June 30, 2019, respectively, as compared to the prior year periods, primarily due to an increase in expenses related to pursuit costs and various consulting costs partially offset by decreases in litigation and environmental settlements (six months only) and advocacy contributions in 2019 as compared to 2018.

Interest expense, including amortization of deferred financing costs, decreased approximately $6.4 million or 3.0% for the six months ended June 30, 2019 as compared to the prior year period.  The decrease is due primarily to $6.9 million in lower debt extinguishment costs for the six months ended June 30, 2019 as compared to the prior year period.  Interest expense, including amortization of deferred financing costs, increased approximately $16.3 million or 17.0% for the quarter ended June 30, 2019 as compared to the prior year period.  The increase is due primarily to $16.6 million in higher debt extinguishment costs for the quarter ended June 30, 2019 as compared to the prior year period.  The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the six months ended June 30, 2019 was 4.34% as compared to 4.40% for the prior year period, and for the quarter ended June 30, 2019 was 4.34% as compared to 4.37% for the prior year period. The Company capitalized interest of approximately $2.7 million and $2.9 million during the six months ended June 30, 2019 and 2018, respectively, and $1.5 million and $1.2 million during the quarters ended June 30, 2019 and 2018, respectively. The Company anticipates that interest expense, excluding debt extinguishment costs/prepayment penalties, will approximate $368.5 million to $376.7 million and capitalized interest will approximate $7.0 million to $8.0 million for the year ending December 31, 2019.

Income from investments in unconsolidated entities increased approximately $70.1 million and $69.8 million during the six months and quarter ended June 30, 2019, respectively, as compared to the prior year periods, as a result of a $69.5 million gain on the sale of two unconsolidated properties in 2019 that did not occur in the same periods in 2018.

Net gain on sales of land parcels decreased approximately $0.8 million or 82.1% and approximately $0.8 million or 82.2% for the six months and quarter ended June 30, 2019, respectively, as compared to the prior year periods, due to the gain on sale of one land parcel with a lower basis in the prior year as compared to the trailing gain adjustments which occurred in the current periods.

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

As of January 1, 2019, the Company had approximately $47.4 million of cash and cash equivalents, approximately $68.9 million of restricted deposits and the amount available on its revolving credit facility was $1.40 billion. After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, at June 30, 2019, the Company’s cash and cash equivalents balance was approximately $251.3 million, the restricted deposits balance was approximately $58.2 million and the amount available on its revolving credit facility was $1.90 billion.  See Note 9 in the Notes to Consolidated Financial Statements for further discussion of the availability on the Company’s revolving credit facility.

During the six months ended June 30, 2019, the Company generated proceeds from various transactions, which included the following:

•	Disposed of two consolidated rental properties and two unconsolidated rental properties, receiving combined net proceeds of approximately $471.7 million;
•	Obtained $288.1 million in 3.94% fixed rate mortgage debt held in a Fannie Mae loan pool maturing on March 1, 2029;
•	Obtained $7.5 million in variable rate of construction mortgage debt maturing on June 25, 2022 (total commitment of $67.6 million);
•	Issued $600.0 million of ten-year 3.00% unsecured notes, receiving net proceeds of approximately $597.5 million before underwriting fees, hedge termination costs and other expenses; and
•

Issued approximately 1.1 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $50.1 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the six months ended June 30, 2019, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire six consolidated rental properties and one land parcel for approximately $653.1 million in cash;
•	Invest $93.2 million primarily in development projects;
•	Repay $95.5 million of tax-exempt variable rate mortgage bonds maturing in 2036; and
•	Repay $3.1 million of mortgage loans (inclusive of scheduled principal repayments).

Credit Facility and Commercial Paper Program

The Company has a $2.0 billion unsecured revolving credit facility maturing January 10, 2022.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.825%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.

The Company has an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  As of July 26, 2019, there was a balance of $490.0 million in principal outstanding on the commercial paper program.

As of July 26, 2019, $465.0 million was outstanding under the revolving credit facility and $6.7 million was restricted/dedicated to support letters of credit.  In addition, the Company limits its utilization of the facility in order to maintain liquidity to support its $500.0 million commercial paper program along with certain other obligations.  As a result, the Company had approximately $941.3 million available under the facility at July 26, 2019.  This facility may, among other potential uses, be used to fund property acquisitions, costs for certain properties under development and short-term liquidity requirements.

Dividend Policy

The Company determines its dividends/distributions based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for the first and second quarters of 2019 of $0.5675 per share/unit in each quarter, an annualized increase of 5.1% over the amount paid in 2018.  This increase is supported by the Company’s strong growth in property operations since the recent economic downturn and a significant reduction in its development activity resulting in a material increase in available cash flow.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.  The Company believes that its expected 2019 operating cash flow will be sufficient to cover capital expenditures and regular dividends/distributions.

Total dividends/distributions paid in July 2019 amounted to $218.7 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended June 30, 2019.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that unsecured capital is unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $27.0 billion in investment in real estate on the Company’s balance sheet at June 30, 2019, $22.4 billion or 83.0% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues public equity from time to time and guarantees certain debt of the Operating Partnership.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of June 30, 2019 are as follows:

Debt Summary as of June 30, 2019

($ in thousands)

				Weighted
			Weighted	Average
			Average	Maturities
	Amounts (1)	% of Total	Rates (1)	(years)
Secured	$2,599,013	28.5%	4.01%	6.4
Unsecured	6,531,408	71.5%	4.20%	9.7
Total	$9,130,421	100.0%	4.15%	8.7
Fixed Rate Debt:
Secured – Conventional	$2,170,114	23.8%	4.44%	4.6
Unsecured – Public	6,081,432	66.6%	4.38%	10.4
Fixed Rate Debt	8,251,546	90.4%	4.40%	8.9
Floating Rate Debt:
Secured – Conventional	13,057	0.1%	2.42%	5.3
Secured – Tax Exempt	415,842	4.6%	2.09%	15.5
Unsecured – Public (2)	449,976	4.9%	3.34%	—
Unsecured – Revolving Credit Facility	—	—	3.25%	2.5
Unsecured – Commercial Paper Program	—	—	2.73%	—
Floating Rate Debt	878,875	9.6%	2.74%	7.6
Total	$9,130,421	100.0%	4.15%	8.7

(1)	Includes the effect of any derivative instruments and amortization of premiums/discounts/OCI on debt and derivatives. Weighted average rates are for the six months ended June 30, 2019.
(2)	Fair value interest rate swaps convert the $450.0 million 2.375% notes to a floating interest rate of 90-Day LIBOR plus 0.61%. These notes were repaid at maturity on July 1, 2019.

Debt Maturity Schedule as of June 30, 2019

($ in thousands)

Year	Fixed Rate (1)		Floating Rate (1)		Total	% of Total	Weighted Average Coupons on Fixed Rate Debt (1)	Weighted Average Coupons on Total Debt (1)
2019	$3,821		$470,276	(2)	$474,097	5.1%	3.61%	3.14%
2020	1,128,592	(3)	700		1,129,292	12.3%	5.20%	5.20%
2021	927,506		600		928,106	10.1%	4.64%	4.64%
2022	265,341		8,300		273,641	3.0%	3.26%	3.26%
2023	1,326,800		4,300		1,331,100	14.4%	3.74%	3.73%
2024	1,272		6,900		8,172	0.1%	4.79%	2.40%
2025	451,334		9,000		460,334	5.0%	3.38%	3.35%
2026	593,424		10,000		603,424	6.5%	3.59%	3.56%
2027	401,468		10,700		412,168	4.5%	3.26%	3.22%
2028	901,540		43,380		944,920	10.3%	3.79%	3.70%
2029+	2,311,549		335,220		2,646,769	28.7%	3.98%	3.63%
Subtotal	8,312,647		899,376		9,212,023	100.0%	4.01%	3.87%
Deferred Financing Costs and Unamortized (Discount)	(61,101)		(20,501)		(81,602)	N/A	N/A	N/A
Total	$8,251,546		$878,875		$9,130,421	100.0%	4.01%	3.87%

(1)	Includes the effect of any derivative instruments. Weighted average coupons are as of June 30, 2019.
(2)	Includes $450.0 million in 2.375% notes that were repaid at maturity on July 1, 2019.
(3)	Includes a $500.0 million 5.78% mortgage loan with a maturity date of July 1, 2020 that was repaid at par on July 1, 2019.

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of debt at June 30, 2019.

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings as well as EQR’s long-term preferred equity ratings, which all have a stable outlook, as of July 26, 2019 are as follows:

	Standard & Poor’s	Moody’s	Fitch
ERPOP’s long-term senior debt rating	A-	A3	A
ERPOP’s short-term commercial paper rating	A-2	P-2	F-1
EQR’s long-term preferred equity rating	BBB	Baa1	BBB+

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to June 30, 2019.

Capitalization of Fixed Assets and Improvements to Real Estate

The Company’s and the Operating Partnership’s capital expenditures policy has not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

For the six months ended June 30, 2019, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Six Months Ended June 30, 2019

	Same Store Properties (4)	Non-Same Store Properties/Other (5)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units	73,609	6,015	79,624

Building Improvements (1)	$42,506	$3,110	$45,616	$578
Renovation Expenditures (2)	17,536	1,589	19,125	238
Replacements (3)	16,225	562	16,787	220
Total Capital Expenditures	$76,267	$5,261	$81,528	$1,036

(1)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(2)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 1,175 same store apartment units approximated $14,950 per apartment unit renovated.

(3)	Replacements – Includes appliances, mechanical equipment, fixtures and flooring (including hardwood and carpeting).
(4)	Same Store Properties – Primarily includes all properties acquired or completed that are stabilized prior to January 1, 2018, less properties subsequently sold.
(5)

Non-Same Store Properties/Other – Primarily includes all properties acquired during 2018 and 2019, plus any properties in lease-up and not stabilized as of January 1, 2018.  Also includes capital expenditures for properties sold.

The Company estimates that during 2019 it will spend approximately $2,600 per same store apartment unit or $190.0 million of total capital expenditures to real estate for same store properties.  During 2019, the Company expects to spend approximately $46.4 million for apartment unit renovation expenditures on approximately 2,900 same store apartment units at an average cost of approximately $16,000 per apartment unit renovated.  The anticipated total capital expenditures to real estate for same store properties represent approximately the same percentage of same store revenues and a slightly higher cost per unit and absolute dollar amount as compared to 2018.  The Company plans to continue the capital expenditures for investment in customer-facing building improvements (leasing offices, fitness centers, common areas, etc.) to enhance the quality of our properties and to protect our competitive position given the new luxury supply opening in many of our markets.  We also expect to continue to commit capital to sustainability projects and renovation expenditures during 2019.  The above assumptions are based on current expectations and are forward-looking.

Capital expenditures to real estate are generally funded from net cash provided by operating activities and from investment cash flow.

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

See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2019.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2019 and 2018:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2019	2018	2019	2018
Net income	$430,556	$338,958	$321,299	$118,410
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,620)	(1,189)	(821)	(509)
Preferred/preference distributions	(1,545)	(1,545)	(772)	(772)
Net income available to Common Shares and Units / Units	427,391	336,224	319,706	117,129
Adjustments:
Depreciation	404,723	389,251	200,508	192,942
Depreciation – Non-real estate additions	(2,303)	(2,260)	(1,121)	(1,115)
Depreciation – Partially Owned Properties	(1,802)	(1,933)	(899)	(901)
Depreciation – Unconsolidated Properties	1,772	2,297	850	1,149
Net (gain) loss on sales of unconsolidated entities - operating assets	(69,522)	—	(69,522)	—
Net (gain) loss on sales of real estate properties	(138,835)	(142,162)	(138,856)	51
Noncontrolling Interests share of gain (loss) on sales of real estate properties	—	(284)	—	(284)
FFO available to Common Shares and Units / Units (1) (3) (4)	621,424	581,133	310,666	308,971
Adjustments:
Impairment – non-operating assets	—	—	—	—
Write-off of pursuit costs	2,987	2,066	1,539	1,135
Debt extinguishment and preferred share redemption (gains) losses	16,647	23,539	16,647	—
Non-operating asset (gains) losses	252	(478)	23	(691)
Other miscellaneous items	4,418	(1,470)	2,843	1,769
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$645,728	$604,790	$331,718	$311,184

FFO (1) (3)	$622,969	$582,678	$311,438	$309,743
Preferred/preference distributions	(1,545)	(1,545)	(772)	(772)
FFO available to Common Shares and Units / Units (1) (3) (4)	$621,424	$581,133	$310,666	$308,971

Normalized FFO (2) (3)	$647,273	$606,335	$332,490	$311,956
Preferred/preference distributions	(1,545)	(1,545)	(772)	(772)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$645,728	$604,790	$331,718	$311,184

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

Effective as of June 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2019, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the second quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2019, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended June 30, 2019 - Equity Residential

During the quarter ended June 30, 2019, EQR issued 3,528 Common Shares in exchange for 3,528 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

Exhibit	Description	Location

4.1	Form of 3.000% Note due July 1, 2029.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 17, 2019, filed on June 20, 2019.

10.1	Equity Residential 2019 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 27, 2019, filed on July 1, 2019.

10.2

Distribution Agreement, dated June  6, 2019, among the Company, the Operating Partnership, JPMorgan Chase Bank, National Association, London Branch, J.P. Morgan Securities LLC, Barclays Bank PLC, Barclays Capital Inc., Bank of America, N.A., BofA Securities, Inc., The Bank of New York Mellon, BNY Mellon Capital Markets, LLC, Morgan Stanley & Co. LLC, MUFG Securities EMEA plc, MUFG Securities Americas Inc., The Bank of Nova Scotia, Scotia Capital (USA) Inc., UBS AG, London Branch and UBS Securities LLC.

Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on June 6, 2019.

10.3	Form of Master Forward Sale Confirmation.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on June 6, 2019.

31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

Attached herein.

101

XBRL (Extensible Business Reporting Language). The following materials from Equity Residential’s and ERP Operating Limited Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, formatted in XBRL: (i) consolidated balance sheets, (ii) consolidated statements of operations and comprehensive income, (iii) consolidated statements of cash flows, (iv) consolidated statements of changes in equity (Equity Residential), (v) consolidated statements of changes in capital (ERP Operating Limited Partnership) and (vi) notes to consolidated financial statements.  XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

Attached herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	August 2, 2019	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2019	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	August 2, 2019	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2019	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)