Form 10-Q
period 2019-09-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2019-10-30
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

l

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 25, 2019 was 371,354,411.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2019 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of September 30, 2019 owned an approximate 96.4% ownership interest in, ERPOP.  The remaining 3.6% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Land	$5,955,121	$5,875,803
Depreciable property	21,168,255	20,435,901
Projects under development	143,434	109,409
Land held for development	91,017	89,909
Investment in real estate	27,357,827	26,511,022
Accumulated depreciation	(7,171,876)	(6,696,281)
Investment in real estate, net	20,185,951	19,814,741
Investments in unconsolidated entities	52,474	58,349
Cash and cash equivalents	28,777	47,442
Restricted deposits	55,819	68,871
Right-of-use assets	481,044	—
Other assets	249,991	404,806
Total assets	$21,054,056	$20,394,209

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,962,471	$2,385,470
Notes, net	6,675,084	5,933,286
Line of credit and commercial paper	354,381	499,183
Accounts payable and accrued expenses	151,680	102,471
Accrued interest payable	73,747	62,622
Lease liabilities	333,312	—
Other liabilities	312,849	358,563
Security deposits	70,398	67,258
Distributions payable	218,136	206,601
Total liabilities	10,152,058	9,615,454

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	494,999	379,106
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of September 30, 2019 and December 31, 2018	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 371,327,332 shares issued and outstanding as of September 30, 2019 and 369,405,161 shares issued and outstanding as of December 31, 2018	3,713	3,694
Paid in capital	8,917,312	8,935,453
Retained earnings	1,308,423	1,261,763
Accumulated other comprehensive income (loss)	(84,092)	(64,986)
Total shareholders’ equity	10,182,636	10,173,204
Noncontrolling Interests:
Operating Partnership	226,065	228,738
Partially Owned Properties	(1,702)	(2,293)
Total Noncontrolling Interests	224,363	226,445
Total equity	10,406,999	10,399,649
Total liabilities and equity	$21,054,056	$20,394,209

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2019	2018	2019	2018
REVENUES
Rental income	$2,016,796	$1,925,128	$685,120	$652,677
Fee and asset management	360	563	25	190
Total revenues	2,017,156	1,925,691	685,145	652,867

EXPENSES
Property and maintenance	338,497	322,487	114,966	110,541
Real estate taxes and insurance	270,434	268,784	87,546	87,388
Property management	72,705	69,175	21,940	22,247
General and administrative	41,127	41,420	11,417	12,640
Depreciation	616,201	583,869	211,478	194,618
Total expenses	1,338,964	1,285,735	447,347	427,434

Net gain (loss) on sales of real estate properties	269,400	256,834	130,565	114,672
Impairment	—	(702)	—	(702)

Operating income	947,592	896,088	368,363	339,403

Interest and other income	2,221	14,860	631	7,864
Other expenses	(11,205)	(14,871)	(2,813)	(7,661)
Interest:
Expense incurred, net	(289,776)	(321,454)	(85,936)	(111,219)
Amortization of deferred financing costs	(8,664)	(9,054)	(2,881)	(3,276)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	640,168	565,569	277,364	225,111
Income and other tax (expense) benefit	(749)	(767)	(265)	(280)
Income (loss) from investments in unconsolidated entities	66,906	(2,993)	(1,152)	(985)
Net gain (loss) on sales of land parcels	2,077	995	1,899	—
Net income	708,402	562,804	277,846	223,846
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(25,339)	(20,517)	(9,910)	(8,159)
Partially Owned Properties	(2,450)	(1,939)	(830)	(750)
Net income attributable to controlling interests	680,613	540,348	267,106	214,937
Preferred distributions	(2,318)	(2,318)	(773)	(773)
Net income available to Common Shares	$678,295	$538,030	$266,333	$214,164

Earnings per share – basic:
Net income available to Common Shares	$1.83	$1.46	$0.72	$0.58
Weighted average Common Shares outstanding	370,227	367,920	370,768	368,028

Earnings per share – diluted:
Net income available to Common Shares	$1.82	$1.46	$0.71	$0.58
Weighted average Common Shares outstanding	386,177	383,433	386,896	383,884

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2019	2018	2019	2018
Comprehensive income:
Net income	$708,402	$562,804	$277,846	$223,846
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(33,765)	24,021	—	12,026
Losses reclassified into earnings from other comprehensive income	14,659	13,902	5,757	4,595
Other comprehensive income (loss)	(19,106)	37,923	5,757	16,621
Comprehensive income	689,296	600,727	283,603	240,467
Comprehensive (income) attributable to Noncontrolling Interests	(27,096)	(23,848)	(10,946)	(9,519)
Comprehensive income attributable to controlling interests	$662,200	$576,879	$272,657	$230,948

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$708,402	$562,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	616,201	583,869
Amortization of deferred financing costs	8,664	9,054
Amortization of above/below market lease intangibles	(53)	3,294
Amortization of discounts and premiums on debt	10,137	21,360
Amortization of deferred settlements on derivative instruments	14,650	13,893
Amortization of right-of-use assets	9,966	—
Impairment	—	702
Write-off of pursuit costs	4,098	3,125
(Income) loss from investments in unconsolidated entities	(66,906)	2,993
Distributions from unconsolidated entities – return on capital	2,486	1,885
Net (gain) loss on sales of real estate properties	(269,400)	(256,834)
Net (gain) loss on sales of land parcels	(2,077)	(995)
Net (gain) loss on debt extinguishment	3,381	22,110
Compensation paid with Company Common Shares	20,777	22,270
Changes in assets and liabilities:
(Increase) decrease in other assets	(20,871)	(18,550)
Increase (decrease) in accounts payable and accrued expenses	57,822	58,756
Increase (decrease) in accrued interest payable	11,125	11,097
Increase (decrease) in lease liabilities	(1,784)	—
Increase (decrease) in other liabilities	(15,578)	1,190
Increase (decrease) in security deposits	3,140	2,168
Net cash provided by operating activities	1,094,180	1,044,191
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,147,236)	(708,092)
Investment in real estate – development/other	(137,238)	(101,573)
Capital expenditures to real estate	(128,335)	(138,119)
Non-real estate capital additions	(2,139)	(3,155)
Interest capitalized for real estate under development	(4,801)	(4,547)
Proceeds from disposition of real estate, net	692,649	691,526
Investments in unconsolidated entities	(9,073)	(4,860)
Distributions from unconsolidated entities – return of capital	78,262	—
Purchase of investment securities and other investments	(269)	—
Net cash provided by (used for) investing activities	(658,180)	(268,820)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(12,025)	$(4,355)
Mortgage notes payable, net:
Proceeds	295,713	—
Lump sum payoffs	(723,021)	(847,939)
Scheduled principal repayments	(4,883)	(4,938)
Net gain (loss) on debt extinguishment	(3,381)	(22,110)
Notes, net:
Proceeds	1,194,468	497,010
Lump sum payoffs	(450,000)	—
Line of credit and commercial paper:
Line of credit proceeds	5,850,000	1,635,000
Line of credit repayments	(5,850,000)	(1,635,000)
Commercial paper proceeds	13,341,198	9,624,610
Commercial paper repayments	(13,486,000)	(9,425,000)
Proceeds from (payments on) settlement of derivative instruments	(41,616)	1,638
Proceeds from Employee Share Purchase Plan (ESPP)	2,323	3,074
Proceeds from exercise of options	67,066	6,000
Payment of offering costs	(789)	(27)
Other financing activities, net	(49)	(48)
Contributions – Noncontrolling Interests – Partially Owned Properties	4,594	125
Contributions – Noncontrolling Interests – Operating Partnership	—	1
Distributions:
Common Shares	(620,391)	(583,184)
Preferred Shares	(2,318)	(2,318)
Noncontrolling Interests – Operating Partnership	(22,202)	(21,040)
Noncontrolling Interests – Partially Owned Properties	(6,404)	(8,882)
Net cash provided by (used for) financing activities	(467,717)	(787,383)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(31,717)	(12,012)
Cash and cash equivalents and restricted deposits, beginning of period	116,313	100,762
Cash and cash equivalents and restricted deposits, end of period	$84,596	$88,750

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$28,777	$32,995
Restricted deposits	55,819	55,755
Total cash and cash equivalents and restricted deposits, end of period	$84,596	$88,750

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$246,410	$268,966
Net cash paid for income and other taxes	$918	$934
Amortization of deferred financing costs:
Investment in real estate, net	$(60)	$—
Other assets	$1,808	$1,809
Mortgage notes payable, net	$3,529	$4,197
Notes, net	$3,387	$3,048
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$8,017	$19,394
Notes, net	$2,120	$1,966
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(9)
Accumulated other comprehensive income	$14,659	$13,902
Write-off of pursuit costs:
Investment in real estate, net	$4,042	$3,079
Other assets	$48	$13
Accounts payable and accrued expenses	$8	$33
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(67,900)	$1,973
Other liabilities	$994	$1,020
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$2,002	$(24,021)
Notes, net	$2,277	$(1,491)
Other liabilities	$29,486	$1,491
Accumulated other comprehensive income	$(33,765)	$24,021
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(6,973)	$(3,180)
Other liabilities	$(2,100)	$(1,680)
Debt financing costs:
Other assets	$145	$—
Mortgage notes payable, net	$(2,354)	$—
Notes, net	$(10,454)	$(4,355)
Other liabilities	$638	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(491,010)	$—
Other assets	$184,116	$—
Lease liabilities	$335,096	$—
Other liabilities	$(28,202)	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2019	2018	2019	2018
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,694	$3,680	$3,708	$3,683
Conversion of OP Units into Common Shares	3	—	1	—
Exercise of share options	14	2	4	1
Employee Share Purchase Plan (ESPP)	—	1	—	—
Share-based employee compensation expense:
Restricted shares	2	1	—	—
Balance, end of period	$3,713	$3,684	$3,713	$3,684
PAID IN CAPITAL
Balance, beginning of period	$8,935,453	$8,886,586	$8,949,581	$8,905,184
Common Share Issuance:
Conversion of OP Units into Common Shares	9,840	356	4,971	25
Exercise of share options	67,052	5,998	18,575	3,382
Employee Share Purchase Plan (ESPP)	2,323	3,073	671	893
Share-based employee compensation expense:
Restricted shares	10,302	6,803	2,322	1,641
Share options	2,185	9,206	503	670
ESPP discount	502	604	137	204
Offering costs	(789)	(27)	(634)	—
Supplemental Executive Retirement Plan (SERP)	(1,539)	(533)	—	5
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(114,936)	(14,361)	(57,962)	(14,189)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	6,919	2,619	(852)	2,509
Balance, end of period	$8,917,312	$8,900,324	$8,917,312	$8,900,324
RETAINED EARNINGS
Balance, beginning of period	$1,261,763	$1,403,530	$1,252,809	$1,329,600
Net income attributable to controlling interests	680,613	540,348	267,106	214,937
Common Share distributions	(631,635)	(596,735)	(210,719)	(198,939)
Preferred Share distributions	(2,318)	(2,318)	(773)	(773)
Balance, end of period	$1,308,423	$1,344,825	$1,308,423	$1,344,825
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(64,986)	$(88,612)	$(89,849)	$(67,310)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(33,765)	24,021	—	12,026
Losses reclassified into earnings from other comprehensive income	14,659	13,902	5,757	4,595
Balance, end of period	$(84,092)	$(50,689)	$(84,092)	$(50,689)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$1.7025	$1.62	$0.5675	$0.54

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2019	2018	2019	2018
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$228,738	$226,691	$227,320	$232,995
Issuance of restricted units to Noncontrolling Interests	—	1	—	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(9,843)	(356)	(4,972)	(25)
Equity compensation associated with Noncontrolling Interests	12,200	11,074	1,371	2,958
Net income attributable to Noncontrolling Interests	25,339	20,517	9,910	8,159
Distributions to Noncontrolling Interests	(22,493)	(21,560)	(7,414)	(7,186)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(957)	77	(1,002)	(567)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(6,919)	(2,619)	852	(2,509)
Balance, end of period	$226,065	$233,825	$226,065	$233,825
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(2,293)	$4,708	$(1,298)	$(1,646)
Net income attributable to Noncontrolling Interests	2,450	1,939	830	750
Contributions by Noncontrolling Interests	4,594	125	—	—
Distributions to Noncontrolling Interests	(6,453)	(8,930)	(1,234)	(1,262)
Balance, end of period	$(1,702)	$(2,158)	$(1,702)	$(2,158)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Land	$5,955,121	$5,875,803
Depreciable property	21,168,255	20,435,901
Projects under development	143,434	109,409
Land held for development	91,017	89,909
Investment in real estate	27,357,827	26,511,022
Accumulated depreciation	(7,171,876)	(6,696,281)
Investment in real estate, net	20,185,951	19,814,741
Investments in unconsolidated entities	52,474	58,349
Cash and cash equivalents	28,777	47,442
Restricted deposits	55,819	68,871
Right-of-use assets	481,044	—
Other assets	249,991	404,806
Total assets	$21,054,056	$20,394,209

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,962,471	$2,385,470
Notes, net	6,675,084	5,933,286
Line of credit and commercial paper	354,381	499,183
Accounts payable and accrued expenses	151,680	102,471
Accrued interest payable	73,747	62,622
Lease liabilities	333,312	—
Other liabilities	312,849	358,563
Security deposits	70,398	67,258
Distributions payable	218,136	206,601
Total liabilities	10,152,058	9,615,454

Commitments and contingencies

Redeemable Limited Partners	494,999	379,106
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,229,448	10,200,910
Limited Partners	226,065	228,738
Accumulated other comprehensive income (loss)	(84,092)	(64,986)
Total partners’ capital	10,408,701	10,401,942
Noncontrolling Interests – Partially Owned Properties	(1,702)	(2,293)
Total capital	10,406,999	10,399,649
Total liabilities and capital	$21,054,056	$20,394,209

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2019	2018	2019	2018
REVENUES
Rental income	$2,016,796	$1,925,128	$685,120	$652,677
Fee and asset management	360	563	25	190
Total revenues	2,017,156	1,925,691	685,145	652,867

EXPENSES
Property and maintenance	338,497	322,487	114,966	110,541
Real estate taxes and insurance	270,434	268,784	87,546	87,388
Property management	72,705	69,175	21,940	22,247
General and administrative	41,127	41,420	11,417	12,640
Depreciation	616,201	583,869	211,478	194,618
Total expenses	1,338,964	1,285,735	447,347	427,434

Net gain (loss) on sales of real estate properties	269,400	256,834	130,565	114,672
Impairment	—	(702)	—	(702)

Operating income	947,592	896,088	368,363	339,403

Interest and other income	2,221	14,860	631	7,864
Other expenses	(11,205)	(14,871)	(2,813)	(7,661)
Interest:
Expense incurred, net	(289,776)	(321,454)	(85,936)	(111,219)
Amortization of deferred financing costs	(8,664)	(9,054)	(2,881)	(3,276)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	640,168	565,569	277,364	225,111
Income and other tax (expense) benefit	(749)	(767)	(265)	(280)
Income (loss) from investments in unconsolidated entities	66,906	(2,993)	(1,152)	(985)
Net gain (loss) on sales of land parcels	2,077	995	1,899	—
Net income	708,402	562,804	277,846	223,846
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,450)	(1,939)	(830)	(750)
Net income attributable to controlling interests	$705,952	$560,865	$277,016	$223,096
ALLOCATION OF NET INCOME:
Preference Units	$2,318	$2,318	$773	$773

General Partner	$678,295	$538,030	$266,333	$214,164
Limited Partners	25,339	20,517	9,910	8,159
Net income available to Units	$703,634	$558,547	$276,243	$222,323

Earnings per Unit – basic:
Net income available to Units	$1.83	$1.46	$0.72	$0.58
Weighted average Units outstanding	383,142	380,791	383,709	380,912

Earnings per Unit – diluted:
Net income available to Units	$1.82	$1.46	$0.71	$0.58
Weighted average Units outstanding	386,177	383,433	386,896	383,884

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2019	2018	2019	2018
Comprehensive income:
Net income	$708,402	$562,804	$277,846	$223,846
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(33,765)	24,021	—	12,026
Losses reclassified into earnings from other comprehensive income	14,659	13,902	5,757	4,595
Other comprehensive income (loss)	(19,106)	37,923	5,757	16,621
Comprehensive income	689,296	600,727	283,603	240,467
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,450)	(1,939)	(830)	(750)
Comprehensive income attributable to controlling interests	$686,846	$598,788	$282,773	$239,717

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$708,402	$562,804
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	616,201	583,869
Amortization of deferred financing costs	8,664	9,054
Amortization of above/below market lease intangibles	(53)	3,294
Amortization of discounts and premiums on debt	10,137	21,360
Amortization of deferred settlements on derivative instruments	14,650	13,893
Amortization of right-of-use assets	9,966	—
Impairment	—	702
Write-off of pursuit costs	4,098	3,125
(Income) loss from investments in unconsolidated entities	(66,906)	2,993
Distributions from unconsolidated entities – return on capital	2,486	1,885
Net (gain) loss on sales of real estate properties	(269,400)	(256,834)
Net (gain) loss on sales of land parcels	(2,077)	(995)
Net (gain) loss on debt extinguishment	3,381	22,110
Compensation paid with Company Common Shares	20,777	22,270
Changes in assets and liabilities:
(Increase) decrease in other assets	(20,871)	(18,550)
Increase (decrease) in accounts payable and accrued expenses	57,822	58,756
Increase (decrease) in accrued interest payable	11,125	11,097
Increase (decrease) in lease liabilities	(1,784)	—
Increase (decrease) in other liabilities	(15,578)	1,190
Increase (decrease) in security deposits	3,140	2,168
Net cash provided by operating activities	1,094,180	1,044,191
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,147,236)	(708,092)
Investment in real estate – development/other	(137,238)	(101,573)
Capital expenditures to real estate	(128,335)	(138,119)
Non-real estate capital additions	(2,139)	(3,155)
Interest capitalized for real estate under development	(4,801)	(4,547)
Proceeds from disposition of real estate, net	692,649	691,526
Investments in unconsolidated entities	(9,073)	(4,860)
Distributions from unconsolidated entities – return of capital	78,262	—
Purchase of investment securities and other investments	(269)	—
Net cash provided by (used for) investing activities	(658,180)	(268,820)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(12,025)	$(4,355)
Mortgage notes payable, net:
Proceeds	295,713	—
Lump sum payoffs	(723,021)	(847,939)
Scheduled principal repayments	(4,883)	(4,938)
Net gain (loss) on debt extinguishment	(3,381)	(22,110)
Notes, net:
Proceeds	1,194,468	497,010
Lump sum payoffs	(450,000)	—
Line of credit and commercial paper:
Line of credit proceeds	5,850,000	1,635,000
Line of credit repayments	(5,850,000)	(1,635,000)
Commercial paper proceeds	13,341,198	9,624,610
Commercial paper repayments	(13,486,000)	(9,425,000)
Proceeds from (payments on) settlement of derivative instruments	(41,616)	1,638
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	2,323	3,074
Proceeds from exercise of EQR options	67,066	6,000
Payment of offering costs	(789)	(27)
Other financing activities, net	(49)	(48)
Contributions – Noncontrolling Interests – Partially Owned Properties	4,594	125
Contributions – Limited Partners	—	1
Distributions:
OP Units – General Partner	(620,391)	(583,184)
Preference Units	(2,318)	(2,318)
OP Units – Limited Partners	(22,202)	(21,040)
Noncontrolling Interests – Partially Owned Properties	(6,404)	(8,882)
Net cash provided by (used for) financing activities	(467,717)	(787,383)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(31,717)	(12,012)
Cash and cash equivalents and restricted deposits, beginning of period	116,313	100,762
Cash and cash equivalents and restricted deposits, end of period	$84,596	$88,750

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$28,777	$32,995
Restricted deposits	55,819	55,755
Total cash and cash equivalents and restricted deposits, end of period	$84,596	$88,750

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$246,410	$268,966
Net cash paid for income and other taxes	$918	$934
Amortization of deferred financing costs:
Investment in real estate, net	$(60)	$—
Other assets	$1,808	$1,809
Mortgage notes payable, net	$3,529	$4,197
Notes, net	$3,387	$3,048
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$8,017	$19,394
Notes, net	$2,120	$1,966
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(9)
Accumulated other comprehensive income	$14,659	$13,902
Write-off of pursuit costs:
Investment in real estate, net	$4,042	$3,079
Other assets	$48	$13
Accounts payable and accrued expenses	$8	$33
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(67,900)	$1,973
Other liabilities	$994	$1,020
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$2,002	$(24,021)
Notes, net	$2,277	$(1,491)
Other liabilities	$29,486	$1,491
Accumulated other comprehensive income	$(33,765)	$24,021
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(6,973)	$(3,180)
Other liabilities	$(2,100)	$(1,680)
Debt financing costs:
Other assets	$145	$—
Mortgage notes payable, net	$(2,354)	$—
Notes, net	$(10,454)	$(4,355)
Other liabilities	$638	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(491,010)	$—
Other assets	$184,116	$—
Lease liabilities	$335,096	$—
Other liabilities	$(28,202)	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2019	2018	2019	2018
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of period	$10,200,910	$10,293,796	$10,206,098	$10,238,467
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	9,843	356	4,972	25
Exercise of EQR share options	67,066	6,000	18,579	3,383
EQR’s Employee Share Purchase Plan (ESPP)	2,323	3,074	671	893
Share-based employee compensation expense:
EQR restricted shares	10,304	6,804	2,322	1,641
EQR share options	2,185	9,206	503	670
EQR ESPP discount	502	604	137	204
Net income available to Units – General Partner	678,295	538,030	266,333	214,164
OP Units – General Partner distributions	(631,635)	(596,735)	(210,719)	(198,939)
Offering costs	(789)	(27)	(634)	—
Supplemental Executive Retirement Plan (SERP)	(1,539)	(533)	—	5
Change in market value of Redeemable Limited Partners	(114,936)	(14,361)	(57,962)	(14,189)
Adjustment for Limited Partners ownership in Operating Partnership	6,919	2,619	(852)	2,509
Balance, end of period	$10,229,448	$10,248,833	$10,229,448	$10,248,833
LIMITED PARTNERS
Balance, beginning of period	$228,738	$226,691	$227,320	$232,995
Issuance of restricted units to Limited Partners	—	1	—	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(9,843)	(356)	(4,972)	(25)
Equity compensation associated with Units – Limited Partners	12,200	11,074	1,371	2,958
Net income available to Units – Limited Partners	25,339	20,517	9,910	8,159
Units – Limited Partners distributions	(22,493)	(21,560)	(7,414)	(7,186)
Change in carrying value of Redeemable Limited Partners	(957)	77	(1,002)	(567)
Adjustment for Limited Partners ownership in Operating Partnership	(6,919)	(2,619)	852	(2,509)
Balance, end of period	$226,065	$233,825	$226,065	$233,825
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(64,986)	$(88,612)	$(89,849)	$(67,310)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(33,765)	24,021	—	12,026
Losses reclassified into earnings from other comprehensive income	14,659	13,902	5,757	4,595
Balance, end of period	$(84,092)	$(50,689)	$(84,092)	$(50,689)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$1.7025	$1.62	$0.5675	$0.54

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2019	2018	2019	2018
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(2,293)	$4,708	$(1,298)	$(1,646)
Net income attributable to Noncontrolling Interests	2,450	1,939	830	750
Contributions by Noncontrolling Interests	4,594	125	—	—
Distributions to Noncontrolling Interests	(6,453)	(8,930)	(1,234)	(1,262)
Balance, end of period	$(1,702)	$(2,158)	$(1,702)	$(2,158)

See accompanying notes

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Equity Residential (“EQR”) is an S&P 500 company focused on the acquisition, development and management of rental apartment properties located in urban and high-density suburban communities, a business that is conducted on its behalf by ERP Operating Limited Partnership (“ERPOP”).  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and ERPOP is an Illinois limited partnership formed in May 1993.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.

EQR is the general partner of, and as of September 30, 2019 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues public equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of September 30, 2019, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 308 properties located in 10 states and the District of Columbia consisting of 80,299 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	290	76,602
Master-Leased Properties – Consolidated	1	162
Partially Owned Properties – Consolidated	17	3,535
	308	80,299

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Certain reclassifications have been made to the prior period financial statements in order to conform to the current year presentation.  These reclassifications did not have an impact on net income previously reported.  Operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

In December 2017, H.R. 1, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), became law. As of September 30, 2019, the Tax Act did not have a material impact on our REIT or subsidiary entities, our ability to continue to qualify as a REIT or on our results of operations.

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard which requires companies to adopt a new approach for estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans.  The standard requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables. In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under the leases standard from the scope of the new credit losses standard.  The new standard will be effective for the Company beginning on January 1, 2020, with early adoption permitted beginning January 1, 2019.  The Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued a comprehensive revenue recognition standard entitled Revenue from Contracts with Customers that superseded nearly all existing revenue recognition guidance.  The standard specifically excludes lease revenue.  The standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  The Company selected the modified retrospective transition method as of the date of adoption as required effective January 1, 2018.  Approximately 94% of rental income consists of revenue from leasing arrangements, which is specifically excluded from the standard.  The Company analyzed its remaining revenue streams, inclusive of fee and asset management and gains and losses on sales, and concluded these revenue streams have the same timing and pattern of revenue recognition under the new guidance, and therefore the Company had no changes in revenue recognition with the adoption of the standard.  As such, adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity/capital or cash flows.

For the remaining approximately 6% of rental income that is subject to the revenue recognition standard, the Company’s disaggregated revenue streams are disclosed in the table included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018 and are comparable with the percentage of rental income for the nine months and quarter ended September 30, 2019.  These revenue streams have the same timing and pattern of revenue recognition across our reportable segments, with consistent allocations between the leasing and revenue recognition standards.

Additionally, as part of the revenue recognition standard, the FASB issued amendments related to partial sales of real estate.  Adoption of the partial sales standard did not result in a change of accounting for the Company related to its disposition process.  We concluded that the Company’s typical dispositions will continue to meet the criteria for sale and associated profit recognition under both standards.

In February 2016, the FASB issued a leases standard which sets out principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessors and lessees).  The standard requires the following:

•

Lessors – Leases are accounted for using an approach that is substantially equivalent to existing guidance for operating, sales-type and financing leases, but aligned with the revenue recognition standard.  Lessors are required to allocate lease payments to separate lease and non-lease components of each lease agreement, with the non-lease components evaluated under the revenue recognition standard.
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

The Company adopted this standard as required effective January 1, 2019 using a modified retrospective method and the Company applied the guidance as of the adoption date and elected certain practical expedients, as described below.  The standard impacted our consolidated balance sheets but did not impact our consolidated statements of operations. Right-of-use (“ROU”) assets and lease liabilities where the Company is the lessee were recognized for various corporate office leases and ground leases.  The Company recorded ROU assets and related lease liabilities to its opening balance sheet upon adoption on January 1, 2019 of $434.2 million and $278.3 million, respectively.  The Company calculated the net present value of the lease liabilities on January 1, 2019 and reclassed the following amounts from other assets and other liabilities to record our initial ROU assets (amounts in thousands):

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

The Company elected the practical expedient to not reassess the classification of existing operating leases.  As of January 1, 2019, any new or modified ground leases may be classified as financing leases unless they meet certain conditions. When there is a material lease modification, the Company is required to reassess the classification and remeasure the lease liability.

In July 2018, the FASB issued an amendment to the leases standard, which includes a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single component under the leases standard.  The amendment also provides a transition option that permits the application of the new guidance as of the adoption date rather than to all periods presented.  The Company elected the practical expedient to account for both its lease and non-lease components as a single component under the leases standard and elected the new transition option as of the date of adoption effective January 1, 2019. See Note 8 for additional discussion regarding the new lease standard.

In August 2017, the FASB issued a final standard which makes changes to the hedge accounting model to enable entities to better portray their risk management activities in the financial statements.  The standard expands an entity’s ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk and eases certain documentation and assessment requirements.  The standard also eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of any hedging instrument to be presented in the same income statement line as the hedged instrument.  The Company adopted this standard as required effective January 1, 2019 and it did not have a material effect on its consolidated results of operations or financial position.

3.	Equity, Capital and Other Interests

Equity and Redeemable Noncontrolling Interests of Equity Residential

The following tables present the changes in the Company’s issued and outstanding Common Shares and “Units” (which includes OP Units and restricted units) for the nine months ended September 30, 2019 and 2018:

	2019	2018
Common Shares
Common Shares outstanding at January 1,	369,405,161	368,018,082
Common Shares Issued:
Conversion of OP Units	294,400	12,510
Exercise of share options	1,430,048	194,796
Employee Share Purchase Plan (ESPP)	37,263	61,321
Restricted share grants, net	160,460	122,877
Common Shares outstanding at September 30,	371,327,332	368,409,586
Units
Units outstanding at January 1,	13,904,035	13,768,438
Restricted unit grants, net	140,055	267,074
Conversion of OP Units to Common Shares	(294,400)	(12,510)
Units outstanding at September 30,	13,749,690	14,023,002
Total Common Shares and Units outstanding at September 30,	385,077,022	382,432,588
Units Ownership Interest in Operating Partnership	3.6%	3.7%

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

The Noncontrolling Interests – Operating Partnership Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership Units that are classified in permanent equity at September 30, 2019 and December 31, 2018.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership Units in proportion to the number of Noncontrolling Interests – Operating Partnership Units in total.  Such percentage of the total carrying value of Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership is then adjusted to the greater of carrying value or fair market value as described above.  As of September 30, 2019 and 2018, the Redeemable Noncontrolling Interests – Operating Partnership have a redemption value of approximately $495.0 million and $381.2 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership Units.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership for the nine months ended September 30, 2019 and 2018 (amounts in thousands):

	2019	2018
Balance at January 1,	$379,106	$366,955
Change in market value	114,936	14,361
Change in carrying value	957	(77)
Balance at September 30,	$494,999	$381,239

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

The following table presents the Company’s issued and outstanding Preferred Shares as of September 30, 2019 and December 31, 2018:

			Amounts in thousands
		Annual
	Call	Dividend Per	September 30,	December 31,
	Date (1)	Share (2)	2019	2018
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred; liquidation value $50 per share; 745,600 shares issued and outstanding as of September 30, 2019 and December 31, 2018	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)

On or after the call date, redeemable preferred shares may be redeemed for cash at the option of the Company, in whole or in part, at a redemption price equal to the liquidation price per share, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares are payable quarterly.

Capital and Redeemable Limited Partners of ERP Operating Limited Partnership

The following tables present the changes in the Operating Partnership’s issued and outstanding Units and in the limited partners’ Units for the nine months ended September 30, 2019 and 2018:

	2019	2018
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	383,309,196	381,786,520
Issued to General Partner:
Exercise of EQR share options	1,430,048	194,796
EQR’s Employee Share Purchase Plan (ESPP)	37,263	61,321
EQR’s restricted share grants, net	160,460	122,877
Issued to Limited Partners:
Restricted unit grants, net	140,055	267,074
General and Limited Partner Units outstanding at September 30,	385,077,022	382,432,588
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,904,035	13,768,438
Limited Partner restricted unit grants, net	140,055	267,074
Conversion of Limited Partner OP Units to EQR Common Shares	(294,400)	(12,510)
Limited Partner Units outstanding at September 30,	13,749,690	14,023,002
Limited Partner Units Ownership Interest in Operating Partnership	3.6%	3.7%

The Limited Partners of the Operating Partnership as of September 30, 2019 include various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units.  Subject to certain exceptions (including the “book-up” requirements of restricted units), Limited Partners may exchange their Units with EQR for Common Shares on a one-for-one basis.  The carrying value of the Limited Partner Units (including redeemable interests) is allocated based on the number of Limited Partner Units in total in proportion to the number of Limited Partner Units in total plus the number of General Partner Units.  Net income is allocated to the Limited Partner Units based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Limited Partner Units requesting an exchange of their OP Units with EQR.  Once the Operating Partnership elects not to redeem the Limited Partner Units for cash, EQR is obligated to deliver Common Shares to the exchanging limited partner.

The Limited Partner Units are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Limited Partner Units are differentiated and referred to as “Redeemable Limited Partner Units”.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Limited Partner Units are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Limited Partner Units that are classified in permanent equity at September 30, 2019 and December 31, 2018.

The carrying value of the Redeemable Limited Partner Units is allocated based on the number of Redeemable Limited Partner Units in proportion to the number of Limited Partner Units in total.  Such percentage of the total carrying value of Limited Partner Units which is ascribed to the Redeemable Limited Partner Units is then adjusted to the greater of carrying value or fair market value as described above.  As of September 30, 2019 and 2018, the Redeemable Limited Partner Units have a redemption value of approximately $495.0 million and $381.2 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Limited Partner Units.

The following table presents the changes in the redemption value of the Redeemable Limited Partners for the nine months ended September 30, 2019 and 2018 (amounts in thousands):

	2019	2018
Balance at January 1,	$379,106	$366,955
Change in market value	114,936	14,361
Change in carrying value	957	(77)
Balance at September 30,	$494,999	$381,239

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

The following table presents the Operating Partnership’s issued and outstanding “Preference Units” as of September 30, 2019 and December 31, 2018:

			Amounts in thousands
		Annual
	Call	Dividend Per	September 30,	December 31,
	Date (1)	Unit (2)	2019	2018
Preference Units:
8.29% Series K Cumulative Redeemable Preference Units; liquidation value $50 per unit; 745,600 units issued and outstanding as of September 30, 2019 and December 31, 2018	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008, and no repurchases of any kind have occurred since February 2014.  As of September 30, 2019, EQR has remaining authorization to repurchase up to 13.0 million of its shares under the repurchase program.

4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019	December 31, 2018
Land	$5,955,121	$5,875,803
Depreciable property:
Buildings and improvements	18,796,370	18,232,625
Furniture, fixtures and equipment	1,875,121	1,722,231
In-Place lease intangibles	496,764	481,045
Projects under development:
Land	23,531	25,429
Construction-in-progress	119,903	83,980
Land held for development:
Land	64,660	61,038
Construction-in-progress	26,357	28,871
Investment in real estate	27,357,827	26,511,022
Accumulated depreciation	(7,171,876)	(6,696,281)
Investment in real estate, net	$20,185,951	$19,814,741

During the nine months ended September 30, 2019, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	10	2,728	$1,124,580
Land Parcels (three) (2)	—	—	19,832
Total	10	2,728	$1,144,412

(1)	Purchase price includes an allocation of approximately $193.4 million to land and $933.3 million to depreciable property (inclusive of capitalized closing costs).
(2)

Purchase price includes an allocation of approximately $16.7 million to vacant land and $3.8 million to construction-in-progress (inclusive of capitalized closing costs).  Land parcels include entry into one long-term ground lease for a land project under development in the Washington D.C. market.  See Notes 6 and 8 for additional discussion.

During the nine months ended September 30, 2019, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	9	1,202	$706,675
Rental Properties – Unconsolidated (1)	2	945	394,500
Land Parcels (one)	—	—	1,900
Total	11	2,147	$1,103,075

(1)	The Company owned a 20% interest in both unconsolidated rental properties. Sales price listed is the gross sales price. The Company received net sales proceeds of approximately $78.3 million.

The Company recognized a net gain on sales of real estate properties of approximately $269.4 million, a net gain on sales of unconsolidated entities of approximately $69.5 million and a net gain on sales of land parcels of approximately $2.1 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any agreements to acquire rental properties or land parcels as of the date of filing.

The Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	1	939	$254,000
Land Parcels (three)	—	—	55,350
Total	1	939	$309,350

The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above.  See Note 14 for discussion of the properties acquired or disposed of, if any, subsequent to September 30, 2019.

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

During the nine months ended September 30, 2019, the Company entered into a consolidated joint venture which is owned 90% by the Company and 10% by its joint venture partner, who is the general partner and developer.  The joint venture has been deemed to be a VIE and is consolidated due to the Company being the primary beneficiary.  The joint venture owns a land parcel which it is currently developing into a multifamily rental property.

The consolidated assets and liabilities related to the VIEs discussed above were approximately $711.5 million and $325.5 million, respectively, at September 30, 2019 and approximately $713.6 million and $313.9 million, respectively, at December 31, 2018.

Investments in Unconsolidated Entities

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of September 30, 2019 and December 31, 2018 (amounts in thousands except for ownership percentage):

	September 30, 2019	December 31, 2018	Ownership Percentage
Investments in Unconsolidated Entities:
Wisconsin Place Developer (VIE) (1)	$40,896	$42,365	33.3%
Operating Properties (Non-VIE) (2)	—	10,494	20.0%
Real Estate Technology/Other	11,578	5,490	Varies
Investments in Unconsolidated Entities	$52,474	$58,349

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

(2)

Includes two joint ventures under separate agreements with the same partner totaling 945 apartment units as of December 31, 2018.  During the nine months ended September 30, 2019, the Company and its joint venture partner sold both properties under separate agreements to unaffiliated parties.  See Note 4 for additional discussion.

7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019	December 31, 2018
Mortgage escrow deposits:
Real estate taxes and insurance	$—	$876
Replacement reserves	8,523	8,641
Mortgage principal reserves/sinking funds	8,758	9,754
Other	—	852
Mortgage escrow deposits	17,281	20,123
Restricted cash:
Earnest money on pending acquisitions	—	5,000
Restricted deposits on real estate investments	665	540
Resident security and utility deposits	36,888	35,659
Other	985	7,549
Restricted cash	38,538	48,748
Restricted deposits	$55,819	$68,871

8.	Leases

Lessor Accounting

The Company is the lessor for its residential and retail leases (including commercial leases) and these leases will continue to be accounted for as operating leases under the new standard as described in Note 2.  Therefore, the Company did not have significant changes in the accounting for its lease revenues.

For the nine months ended September 30, 2019, approximately 97.1% of the Company’s total lease revenue is generated from residential apartment leases that are generally for twelve months or less in length.  The residential apartment leases may include lease income related to such items as parking, storage and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

For the nine months ended September 30, 2019, approximately 2.9% of the Company’s total lease revenue is generated by retail leases that are generally for terms ranging between 5-10 years.  The retail leases generally consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents.  The retail leases may include lease income related to such items as parking and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Retail leases are renewable with market-based renewal options.

The Company elected the practical expedient to account for both its lease and non-lease components (specifically common area maintenance charges) as a single lease component under the leases standard.

The following table presents the lease income types relating to lease payments for residential and retail leases for the nine months and quarter ended September 30, 2019 (amounts in thousands):

	Nine Months Ended September 30, 2019			Quarter Ended September 30, 2019
Lease Income Type	Residential Leases	Retail Leases	Total	Residential Leases	Retail Leases	Total
Residential and retail rent	$1,801,749	$54,616	$1,856,365	$611,020	$18,453	$629,473
Parking rent	27,874	259	28,133	9,405	100	9,505
Storage rent	2,796	51	2,847	940	20	960
Pet rent	8,714	—	8,714	2,916	—	2,916
Total lease revenue (1)	$1,841,133	$54,926	$1,896,059	$624,281	$18,573	$642,854
(1)

Excludes other rental income of $120.7 million for the nine months ended September 30, 2019 and $42.2 million for the quarter ended September 30, 2019, which is accounted for under the revenue recognition standard.

Lessee Accounting

The Company is the lessee under various corporate office and ground leases for which the Company recognized ROU assets and related lease liabilities effective January 1, 2019.  The following table presents the Company’s ROU assets and related lease liabilities as of September 30, 2019 (amounts in thousands):

2019
Right-of-use assets:
Corporate office leases	$43,739
Ground leases (finance)	23,201
Ground leases (operating)	414,104
Right-of-use assets	$481,044
Lease liabilities:
Corporate office leases	$45,237
Ground leases (finance)	23,210
Ground leases (operating)	264,865
Lease liabilities	$333,312

As the standard requires the recognition of a liability for the lease obligation, discount rates are used to determine the net present value of the lease payments.  The discount rate for the lease is the rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate.  As the Company does not know the amount of the lessors’ initial direct costs, it cannot readily determine the rate implicit in the lease and instead must apply the incremental borrowing rate.  The Company has estimated the discount rate ranges of 3.3% to 3.9% for corporate office leases and 4.4% to 5.5% for ground leases at adoption.  Since the Company’s credit backs the corporate office lease obligations and the lease terms are generally ten years or less, the discount rate range was estimated by using the Company’s borrowing rates for actual pricing data.  The discount rate range for ground leases takes into account various factors, including the longer life of the ground leases, and was estimated by using the Company’s borrowing rates for actual pricing data through 30 years and other long-term market rates.

Corporate office leases

The Company leases nine corporate offices with remaining lease terms of one to 23 years (inclusive of applicable extension options). The Company’s corporate office leases continue to be accounted for as operating leases under the new standard.  During the quarter ended September 30, 2019, the Company modified two office leases that continue to be classified as operating leases and recorded an additional lease liability and ROU asset at initial remeasurement of approximately $29.1 million.

The Company leases its corporate headquarters from an entity affiliated with EQR’s Chairman of the Board of Trustees.  The lease term expires on November 30, 2032 and contains two five-year extension options.  The amount incurred for such office space for the nine months and quarter ended September 30, 2019 was approximately $2.0 million and $0.7 million, respectively.  The Company believes this amount approximates market rates for such rental space.

Ground leases

The Company maintains long-term ground leases for 14 operating properties and one project under development with lease expiration dates ranging from 2042 through 2113 (inclusive of applicable purchase options).  The Company owns the building and improvements.  Based on its election of the package of practical expedients, the Company was not required to reassess the classification of existing ground leases and therefore the 14 operating property leases continue to be accounted for as operating leases.  During the quarter ended September 30, 2019, the Company entered into a new ground lease for a project under development that is being accounted for as a finance lease and recorded an initial lease liability and ROU asset of approximately $23.2 million.

Additional disclosures

The following table illustrates the quantitative disclosures for lessees as of and for the nine months and quarter ended September 30, 2019 (amounts in thousands):

	Nine Months Ended September 30, 2019	Quarter Ended September 30, 2019
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$—	$—
Interest on lease liabilities (capitalized)	55	55
Operating lease cost:
Corporate office leases	2,753	935
Ground leases	16,650	5,550
Short-term lease cost:
Corporate office leases	168	56
Ground leases	—	—
Variable lease cost:
Corporate office leases	1,130	361
Ground leases	2,575	880
Total lease cost	$23,331	$7,837

The following table illustrates the quantitative disclosures for lessees as of and for the nine months ended September 30, 2019 (amounts in thousands):

September 30, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Investing cash flows from finance leases (capitalized)	$47
Operating cash flows from operating leases:
Corporate office leases	$4,128
Ground leases	$12,035
ROU assets obtained in exchange for new finance lease liabilities	$23,201
ROU assets obtained in exchange for new operating lease liabilities:
Corporate office leases	$45,791
Ground leases	$422,018
Weighted-average remaining lease term – finance leases	19.9 years
Weighted-average remaining lease term – operating leases:
Corporate office leases	19.2 years
Ground leases	56.4 years
Weighted-average discount rate – finance leases	3.0%
Weighted-average discount rate – operating leases:
Corporate office leases	3.2%
Ground leases	5.0%

The following table summarizes the Company’s undiscounted cash flows for contractual obligations for minimum rent payments/receipts under operating and financing leases for the next five years and thereafter as of September 30, 2019:

(Payments)/Receipts Due by Year (in thousands)
	Remaining 2019	2020	2021	2022	2023	2024	Thereafter	Total
Finance Leases:
Minimum Rent Payments (a)	$(141)	$(567)	$(578)	$(590)	$(601)	$(614)	$(33,850)	$(36,941)
Operating Leases:
Minimum Rent Payments (a)	$(4,175)	$(16,840)	$(16,862)	$(16,602)	$(16,687)	$(17,014)	$(977,238)	$(1,065,418)
Minimum Rent Receipts (b)	$16,194	$63,409	$60,140	$56,624	$49,150	$41,950	$149,208	$436,675

(a)	Minimum basic rent due for corporate office leases and base rent due on ground leases where the Company is the lessee.
(b)	Minimum basic rent receipts due for various retail space where the Company is the lessor. Excludes residential leases due to their short-term nature.

The following table provides a reconciliation of lease liabilities from our undiscounted cash flows for minimum rent payments as of September 30, 2019 (amounts in thousands):

2019
Total minimum rent payments	$1,102,359
Less: Lease discount	769,047
Lease liabilities	$333,312

9.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  EQR guarantees the Operating Partnership’s revolving credit facility up to the maximum amount and for the full term of the facility.  Weighted average interest rates noted below for the nine months ended September 30, 2019 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

As of September 30, 2019, the Company had outstanding mortgage debt of approximately $2.0 billion.

During the nine months ended September 30, 2019, the Company:

•	Obtained $288.1 million in 3.94% fixed rate mortgage debt held in a Fannie Mae loan pool maturing on March 1, 2029;
•	Obtained $7.6 million in variable rate construction mortgage debt that is non-recourse to the Company maturing on June 25, 2022 (total commitment of $67.6 million);
•	Repaid $132.6 million of tax-exempt variable rate mortgage bonds maturing in 2032 through 2036;
•	Repaid $5.9 million of conventional floating-rate mortgage loans maturing in 2032 through 2035;
•	Repaid $500.0 million of 5.78% mortgage debt held in a Freddie Mac loan pool at par prior to the July 1, 2020 maturity date;
•	Repaid $84.5 million of 4.79% mortgage debt maturing in 2053 and incurred a prepayment penalty of $3.4 million; and
•	Repaid $4.9 million of scheduled principal repayments on various mortgage debt.

The Company recorded $2.3 million of write-offs of unamortized deferred financing costs during the nine months ended September 30, 2019 as additional interest expense related to debt extinguishment of mortgages. The Company also recorded $6.2 million of write-offs of net unamortized discounts during the nine months ended September 30, 2019 as additional interest expense related to debt extinguishment of mortgages.

As of September 30, 2019, the Company had $301.7 million of secured debt (primarily tax-exempt bonds) subject to third party credit enhancement.

As of September 30, 2019, scheduled maturities for the Company’s outstanding mortgage indebtedness were at various dates through May 28, 2061.  At September 30, 2019, the interest rate range on the Company’s mortgage debt was 0.10% to 5.29%.  During the nine months ended September 30, 2019, the weighted average interest rate on the Company’s mortgage debt was 3.90%.

Notes

As of September 30, 2019, the Company had outstanding unsecured notes of approximately $6.7 billion.

During the nine months ended September 30, 2019, the Company:

•	Issued $600.0 million of ten-year 3.00% unsecured notes, receiving net proceeds of approximately $597.5 million before underwriting fees, hedge termination costs and other expenses;
•	Issued $600.0 million of ten-year 2.50% unsecured notes, receiving net proceeds of approximately $597.0 million before underwriting fees and other expenses; and
•

Repaid $450.0 million of 2.375% unsecured notes at maturity.  The fair value interest rate swaps matured in conjunction with the maturity of the notes that converted the fixed rate of 2.375% to a floating interest rate of 90-Day LIBOR plus 0.61%.

As of September 30, 2019, scheduled maturities for the Company’s outstanding notes were at various dates through August 1, 2047.  At September 30, 2019, the interest rate range on the Company’s notes was 2.50% to 7.57%.  During the nine months ended September 30, 2019, the weighted average interest rate on the Company’s notes was 4.26%.

The Company’s unsecured public debt contains certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for the nine months ended September 30, 2019.

Line of Credit and Commercial Paper

The Company has a $2.0 billion unsecured revolving credit facility maturing January 10, 2022.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding additional banks to the facility or obtaining the agreement of existing banks to increase their commitments.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.825%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.  During the nine months ended September 30, 2019, the weighted average interest rate on the revolving credit facility was 3.14%.

The Company has an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  The notes bear interest at various floating rates with a weighted average of 2.61% for the nine months ended September 30, 2019 and a weighted average maturity of 28 days as of September 30, 2019.  The weighted average amount outstanding for the nine months ended September 30, 2019 was approximately $384.7 million.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $500.0 million commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of September 30, 2019 (amounts in thousands):

September 30, 2019
Unsecured revolving credit facility commitment	$2,000,000
Commercial paper balance outstanding	(355,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(100,929)
Unsecured revolving credit facility availability	$1,544,071

Other

In 2017, the Company executed a letter of credit facility with a third party financial institution which is not backed or collateralized by borrowings on the Company’s unsecured revolving credit facility.  As of September 30, 2019, there was $9.0 million in letters of credit outstanding on this facility.

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at September 30, 2019 and December 31, 2018, respectively (amounts in thousands):

	September 30, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,962,471	$1,961,120	$2,385,470	$2,352,502
Unsecured debt, net	7,029,465	7,599,742	6,432,469	6,481,426
Total debt, net	$8,991,936	$9,560,862	$8,817,939	$8,833,928

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at September 30, 2019 and December 31, 2018, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	9/30/2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$146,542	$146,542	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$146,542	$146,542	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$494,999	$—	$494,999	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$2,000	$—	$2,000	$—
Supplemental Executive Retirement Plan	Other Assets	134,088	134,088	—	—
Total		$136,088	$134,088	$2,000	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$2,277	$—	$2,277	$—
Forward Starting Swaps	Other Liabilities	9,851	—	9,851	—
Supplemental Executive Retirement Plan	Other Liabilities	134,088	134,088	—	—
Total		$146,216	$134,088	$12,128	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$379,106	$—	$379,106	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2019 and 2018, respectively (amounts in thousands):

September 30, 2019 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$2,277	Fixed rate debt	Interest expense	$(2,277)
Total		$2,277			$(2,277)

September 30, 2018 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(1,491)	Fixed rate debt	Interest expense	$1,491
Total		$(1,491)			$1,491

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2019 and 2018, respectively (amounts in thousands):

	Effective Portion
September 30, 2019 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(33,765)	Interest expense	$(14,659)
Total	$(33,765)		$(14,659)

	Effective Portion			Ineffective Portion
September 30, 2018 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$24,021	Interest expense	$(13,902)	N/A	$—
Total	$24,021		$(13,902)		$—

As of September 30, 2019 and December 31, 2018, there were approximately $84.1 million and $65.0 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments, of which an estimated $25.6 million may be recognized as additional interest expense during the twelve months ending September 30, 2020.

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

In July 2019, six fair value interest rate swaps matured in conjunction with the maturity of the $450.0 million of 2.375% unsecured notes.

11.	Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2019	2018	2019	2018
Numerator for net income per share – basic:
Net income	$708,402	$562,804	$277,846	$223,846
Allocation to Noncontrolling Interests – Operating Partnership	(25,339)	(20,517)	(9,910)	(8,159)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,450)	(1,939)	(830)	(750)
Preferred distributions	(2,318)	(2,318)	(773)	(773)
Numerator for net income per share – basic	$678,295	$538,030	$266,333	$214,164
Numerator for net income per share – diluted:
Net income	$708,402	$562,804	$277,846	$223,846
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,450)	(1,939)	(830)	(750)
Preferred distributions	(2,318)	(2,318)	(773)	(773)
Numerator for net income per share – diluted	$703,634	$558,547	$276,243	$222,323
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	370,227	367,920	370,768	368,028
Effect of dilutive securities:
OP Units	12,915	12,871	12,941	12,884
Long-term compensation shares/units	3,035	2,642	3,187	2,972
Denominator for net income per share – diluted	386,177	383,433	386,896	383,884
Net income per share – basic	$1.83	$1.46	$0.72	$0.58
Net income per share – diluted	$1.82	$1.46	$0.71	$0.58

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2019	2018	2019	2018
Numerator for net income per Unit – basic and diluted:
Net income	$708,402	$562,804	$277,846	$223,846
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,450)	(1,939)	(830)	(750)
Allocation to Preference Units	(2,318)	(2,318)	(773)	(773)
Numerator for net income per Unit – basic and diluted	$703,634	$558,547	$276,243	$222,323
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	383,142	380,791	383,709	380,912
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	3,035	2,642	3,187	2,972
Denominator for net income per Unit – diluted	386,177	383,433	386,896	383,884
Net income per Unit – basic	$1.83	$1.46	$0.72	$0.58
Net income per Unit – diluted	$1.82	$1.46	$0.71	$0.58

12.	Commitments and Contingencies

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

As of September 30, 2019, the Company has two wholly owned projects and one partially owned project totaling 824 apartment units in various stages of development with remaining commitments to fund of approximately $459.4 million (inclusive of applicable construction mortgage and joint venture partner obligations) and estimated completion dates ranging through September 30, 2021, as well as other completed development projects that are in various stages of lease-up or are stabilized.

As of September 30, 2019, the Company has a joint venture agreement with a third party partner for the consolidated development of a multifamily rental property. The development commitment to fund is included in the development funding totals above.  The joint venture agreement with this partner includes a buy-sell provision that provides the right, but not the obligation, for the Company to acquire the partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreement.  See Note 6 for additional discussion.
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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  The Company’s geographic same store operating segments located in urban and high-density suburban communities represent its reportable segments (the recently acquired Denver properties owned by the Company are currently included in non-same store).  The Company’s operating segments located in its other markets (Phoenix) that are not material have also been included in the tables presented below.

The Company’s fee and asset management and development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2019 and 2018, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the nine months and quarters ended September 30, 2019 and 2018, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2019	2018	2019	2018
Rental income	$2,016,796	$1,925,128	$685,120	$652,677
Property and maintenance expense	(338,497)	(322,487)	(114,966)	(110,541)
Real estate taxes and insurance expense	(270,434)	(268,784)	(87,546)	(87,388)
Total operating expenses	(608,931)	(591,271)	(202,512)	(197,929)
Net operating income	$1,407,865	$1,333,857	$482,608	$454,748

The following tables present NOI for each segment from our rental real estate for the nine months and quarters ended September 30, 2019 and 2018, respectively, as well as total assets and capital expenditures at September 30, 2019 (amounts in thousands):

	Nine Months Ended September 30, 2019			Nine Months Ended September 30, 2018
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$350,841	$102,851	$247,990	$337,047	$96,431	$240,616
Orange County	78,522	18,583	59,939	75,595	18,434	57,161
San Diego	71,088	18,532	52,556	68,640	17,988	50,652
Subtotal - Southern California	500,451	139,966	360,485	481,282	132,853	348,429

San Francisco	359,867	87,104	272,763	346,485	84,581	261,904
Washington D.C.	330,944	101,969	228,975	323,549	100,575	222,974
New York	340,828	142,047	198,781	332,474	133,001	199,473
Boston	169,576	46,645	122,931	163,292	45,473	117,819
Seattle	154,453	41,517	112,936	150,103	42,084	108,019
Other Markets	1,560	545	1,015	1,453	503	950
Total same store	1,857,679	559,793	1,297,886	1,798,638	539,070	1,259,568

Non-same store/other (2) (3)
Non-same store	136,353	43,801	92,552	69,334	25,322	44,012
Other (3)	22,764	5,337	17,427	57,156	26,879	30,277
Total non-same store/other	159,117	49,138	109,979	126,490	52,201	74,289

Totals	$2,016,796	$608,931	$1,407,865	$1,925,128	$591,271	$1,333,857

(1)

For the nine months ended September 30, 2019 and 2018, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2018, less properties subsequently sold, which represented 72,979 apartment units.

(2)

For the nine months ended September 30, 2019 and 2018, non-same store primarily includes properties acquired after January 1, 2018, plus any properties in lease-up and not stabilized as of January 1, 2018.

(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended September 30, 2019			Quarter Ended September 30, 2018
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$122,506	$36,666	$85,840	$118,864	$34,683	$84,181
Orange County	26,636	6,382	20,254	25,599	6,203	19,396
San Diego	24,064	6,447	17,617	23,215	6,234	16,981
Subtotal - Southern California	173,206	49,495	123,711	167,678	47,120	120,558

San Francisco	127,104	31,438	95,666	122,075	30,420	91,655
Washington D.C.	111,712	34,797	76,915	108,979	34,549	74,430
New York	117,382	48,293	69,089	114,407	45,143	69,264
Boston	59,354	16,243	43,111	56,724	16,124	40,600
Seattle	60,434	16,086	44,348	58,107	16,062	42,045
Other Markets	520	168	352	484	164	320
Total same store	649,712	196,520	453,192	628,454	189,582	438,872

Non-same store/other (2) (3)
Non-same store	32,171	9,676	22,495	8,160	2,785	5,375
Other (3)	3,237	(3,684)	6,921	16,063	5,562	10,501
Total non-same store/other	35,408	5,992	29,416	24,223	8,347	15,876

Totals	$685,120	$202,512	$482,608	$652,677	$197,929	$454,748

(1)	For the quarters ended September 30, 2019 and 2018, same store primarily includes all properties acquired or completed that were stabilized prior to July 1, 2018, less properties subsequently sold, which represented 75,290 apartment units.
(2)	For the quarters ended September 30, 2019 and 2018, non-same store primarily includes properties acquired after July 1, 2018, plus any properties in lease-up and not stabilized as of July 1, 2018.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Nine Months Ended September 30, 2019
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$3,002,609	$23,301
Orange County	409,559	7,460
San Diego	394,352	3,161
Subtotal - Southern California	3,806,520	33,922

San Francisco	3,267,869	19,422
Washington D.C.	3,600,267	16,517
New York	3,915,125	17,532
Boston	1,479,159	18,191
Seattle	1,304,042	14,162
Other Markets	12,867	165
Total same store	17,385,849	119,911

Non-same store/other (2) (3)
Non-same store	3,109,994	7,757
Other (3)	558,213	667
Total non-same store/other	3,668,207	8,424

Totals	$21,054,056	$128,335

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2018, less properties subsequently sold, which represented 72,979 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2018, plus any properties in lease-up and not stabilized as of January 1, 2018.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
14.	Subsequent Events

Subsequent to September 30, 2019, the Company:

•	Repaid $20.0 million of tax-exempt variable rate mortgage bonds at maturity.

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

Overview

Equity Residential (“EQR”) is committed to creating communities where people thrive.  The Company, a member of the S&P 500, is focused on the acquisition, development and management of rental apartment properties located in urban and high-density suburban communities where today’s renters want to live, work and play.  ERP Operating Limited Partnership (“ERPOP”) was formed to conduct the multifamily residential property business of EQR.  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and ERPOP is an Illinois limited partnership formed in May 1993.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.

EQR is the general partner of, and as of September 30, 2019 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates property management offices in each of its markets.  As of September 30, 2019, the Company had approximately 2,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

Results of Operations

2019 Transactions

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located primarily in our urban and high-density suburban communities and sell apartment properties that we believe will have inferior long-term returns.  The following table provides a rollforward of the transactions that occurred during the nine months ended September 30, 2019:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2018	307	79,482
Acquisitions:
Consolidated:
Rental Properties	8	2,142	$922,080	4.6%
Rental Properties – Not Stabilized (1)	2	586	$202,500	4.8%
Land Parcels	—	—	$19,832
			Sales Price	Disposition Yield
Dispositions:
Consolidated:
Rental Properties	(9)	(1,202)	$(706,675)	(4.5)%
Land Parcels	—	—	$(1,900)
Unconsolidated:
Rental Properties (2)	(2)	(945)	$(394,500)	(4.7)%
Completed Developments – Consolidated	2	221
Configuration Changes	—	15
9/30/2019	308	80,299

(1)

The Company acquired two properties in the Denver market in the nine months ended September 30, 2019 that are in the final stages of completing lease-up and are expected to stabilize in the second year of ownership at the Acquisition Cap Rate listed above.

(2)

The Company owned a 20% interest in unconsolidated rental properties located in San Jose, CA and South Florida.  Sales price listed is the gross sales price.  The Company received net sales proceeds of approximately $78.3 million and recognized a GAAP gain on sale of approximately $69.5 million.

The consolidated properties acquired were located in the New York, Seattle, Washington D.C., San Francisco, Los Angeles and Denver markets.  The consolidated properties disposed of were located in the New York, Washington D.C., San Francisco and Boston markets. The consolidated properties development completions were located in the Boston and Seattle markets.  Finally, the Company started construction on two consolidated projects, located in the San Francisco and Washington D.C. markets, consisting of 354 apartment units totaling approximately $193.1 million of expected development costs.  See the Definitions section below for the definition of Acquisition Cap Rate, Development Yield, Disposition Yield and Unlevered IRR.  See also Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both of the nine months ended September 30, 2019 and 2018 (the “Nine-Month 2019 Same Store Properties”), which represented 72,979 apartment units, and properties that the Company owned and were stabilized for all of both of the quarters ended September 30, 2019 and 2018 (the “Third Quarter 2019 Same Store Properties”), which represented 75,290 apartment units, impacted the Company’s results of operations.  Both the Nine-Month 2019 Same Store Properties and the Third Quarter 2019 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the nine months and quarter ended September 30, 2019:

	Nine Months Ended		Quarter Ended
	September 30, 2019		September 30, 2019
	Properties	Apartment Units	Properties	Apartment Units
Same Store Properties at Beginning of Period	281	71,721	291	74,236
2017 acquisitions	2	437	—	—
2018 acquisitions	—	—	1	240
2019 dispositions	(9)	(1,202)	(7)	(641)
Properties added back to same store (1)	2	356	—	—
Lease-up properties stabilized	5	1,652	3	1,444
Other	—	15	—	11
Same Store Properties at September 30, 2019	281	72,979	288	75,290

	Nine Months Ended		Quarter Ended
	September 30, 2019		September 30, 2019
	Properties	Apartment Units	Properties	Apartment Units
Same Store	281	72,979	288	75,290
Non-Same Store:
2019 acquisitions	10	2,728	10	2,728
2018 acquisitions	5	1,461	3	1,104
2017 acquisitions – not stabilized	2	510	—	—
Master-Leased properties (2)	1	162	1	162
Lease-up properties not yet stabilized (3)	8	2,458	5	1,014
Other	1	1	1	1
Total Non-Same Store	27	7,320	20	5,009
Total Properties and Apartment Units	308	80,299	308	80,299

Note: Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(1)	Consists of two properties which were added back to the same store portfolio as discussed further below:
a.

Playa Pacifica in Hermosa Beach, California containing 285 apartment units was removed from the same store portfolio in the first quarter of 2015 due to a major renovation in which significant portions of the property were taken offline for extended time periods.  Playa Pacifica was added back to same store for the nine months ended September 30, 2019 as the property achieved greater than 90% occupancy for all of the current and comparable periods presented.

b.

Acton Courtyard in Berkeley, California containing 71 apartment units was removed from the same store portfolio in the third quarter of 2016 due to an affordable housing dispute which required significant portions of the property to be vacant for an extended re-leasing period.  Acton Courtyard was added back to same store for the nine months ended September 30, 2019 as the property achieved greater than 90% occupancy for all of the current and comparable periods presented.

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

The following table provides comparative same store results and statistics for the Nine-Month 2019 Same Store Properties:

September YTD 2019 vs. September YTD 2018

Same Store Results/Statistics for 72,979 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Physical Occupancy (2)	Turnover (3)
YTD 2019	$1,857,679	$559,793	$1,297,886	$2,823	96.5%	38.9%
YTD 2018	$1,798,638	$539,070	$1,259,568	$2,743	96.2%	40.7%
Change	$59,041	$20,723	$38,318	$80	0.3%	(1.8%)
Change	3.3%	3.8%	3.0%	2.9%

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2019	2018	2019	2018
Operating income	$947,592	$896,088	$368,363	$339,403
Adjustments:
Fee and asset management revenue	(360)	(563)	(25)	(190)
Property management	72,705	69,175	21,940	22,247
General and administrative	41,127	41,420	11,417	12,640
Depreciation	616,201	583,869	211,478	194,618
Net (gain) loss on sales of real estate properties	(269,400)	(256,834)	(130,565)	(114,672)
Impairment	—	702	—	702
Total NOI	$1,407,865	$1,333,857	$482,608	$454,748
Rental income:
Same store	$1,857,679	$1,798,638	$649,712	$628,454
Non-same store/other	159,117	126,490	35,408	24,223
Total rental income	2,016,796	1,925,128	685,120	652,677
Operating expenses:
Same store	559,793	539,070	196,520	189,582
Non-same store/other	49,138	52,201	5,992	8,347
Total operating expenses	608,931	591,271	202,512	197,929
NOI:
Same store	1,297,886	1,259,568	453,192	438,872
Non-same store/other	109,979	74,289	29,416	15,876
Total NOI	$1,407,865	$1,333,857	$482,608	$454,748

The Company anticipates the following same store results for the full year ending December 31, 2019, which assumptions are based on current expectations and are forward-looking:

	Revised 2019 Same Store Assumptions	Previous 2019 Same Store Assumptions
Physical Occupancy	96.4%	96.4%
Revenue change	3.3%	3.1% to 3.5%
Expense change	3.8%	3.5% to 4.0%
NOI change	3.1%	2.7% to 3.5%

The following table provides the same store revenue growth during the nine months ended September 30, 2019 as compared to the same period in 2018 and our expected same store revenue growth for 2019 as of September 30, 2019:

Markets/Metro Areas	Actual YTD 2019 Same Store Revenue Growth	Revised Projected Full Year 2019 Same Store Revenue Growth	Previous Projected Full Year 2019 Same Store Revenue Growth
Boston	3.8%	3.9%	3.5%
New York	2.5%	2.5%	2.5%
Washington D.C.	2.3%	2.5%	2.6%
Seattle	2.9%	3.4%	3.2%
San Francisco	3.9%	3.8%	4.0%
Los Angeles	4.1%	3.8%	3.9%
Orange County	3.9%	3.8%	3.6%
San Diego	3.6%	3.4%	3.4%
Overall	3.3%	3.3%	3.1% to 3.5%

Same store revenues, which were in line with our expectations, increased due to record low turnover, strong occupancy and favorable overall demand.  Strong results, particularly in Boston and Seattle, led us to reaffirm the midpoint of our same store revenue growth expectations for full year 2019.  We continue to focus on providing remarkable experiences for our residents resulting in record retention levels and strong occupancy.

Boston performed better than expected with strong demand across the market.  Strong occupancy, new lease and renewal pricing increases continue to drive performance.  Stronger than anticipated demand has driven our improved performance. Supply has been modest in 2019 but is expected to be more competitive as we head into 2020.

The New York market performed in line with our expectations with strong occupancy and pricing power.  Strong demand and lower new supply in our competitive footprint is driving performance.  Due in part to improved new lease pricing and occupancy and this reduction in supply, we have also used very limited concessions. We continue to monitor the impact of the recently passed rent control regulations.  Thus far, the impact has been in line with expectations.  Of the approximately 9,600 apartment units located in our New York market, approximately 3,200 apartment units are "rent stabilized" and therefore more directly impacted by these new regulations. We estimate that the new regulations will have a negative impact on renewal rates for some of these 3,200 apartment units and will impact our ability to charge certain fees at all of our New York City properties (approximately 6,600 apartment units).  We expect an approximate $0.8 million annual reduction in fees, of which approximately $0.4 million will impact 2019.  Overall, we believe the new rent control regulations will have a modestly negative impact on our New York market results in 2019.

Washington D.C. continues to demonstrate strength in demand with strong occupancy and improved pricing power despite elevated deliveries.  The economy, particularly in Northern Virginia, remains strong with gains in the professional and business services sector which are aiding in the absorption of new supply being delivered.  However, we remain cautious on this market’s performance due to continued pressure from elevated new supply.

The Seattle market performed better than expected as the market continues to experience strong demand despite elevated new supply.  Job growth continues to be very strong and we experienced improvement in occupancy and better new lease and renewal pricing than anticipated for the year.

California recently passed new rent control regulations which become effective on January 1, 2020. The new regulations, among other things, limit the ability to raise rents on renewal to the local California consumer price index + 5% on properties fifteen years or older.  It does not however impose such a cap upon vacancy of an apartment unit.  Of our approximately 37,600 apartment units located in California, approximately 24,400 will be subject to these new regulations when they take effect next year.  Overall, we believe the new rent control regulations will have a modestly negative impact on our California market results beginning in 2020.

While San Francisco continues to be one of our strongest markets in 2019, recent renewal rates and occupancy have been slightly lower than expected. While these recent trends are consistent with normal seasonal declines, we continue to monitor these changes in demand. Overall, the market continues to show good absorption of new supply and continued economic growth as well as job expansion driven by technology company expansions and investments, with the downtown area performing strongly and the East Bay lagging.

The Los Angeles market continues to perform well.  Overall results were largely in line with expectations.  We had anticipated the second half of 2019 would be more challenging due to pressure from new supply and difficult occupancy comparisons against 2018.  Occupancy remained strong, but we experienced less pricing power and softening rate growth.  We expect to see the higher supply trends continue as deliveries have been pushed from 2019 to 2020 due to labor and construction constraints.

In the Orange County market, results have been better than expected primarily due to strong occupancy.  Renewal pricing remains strong and our properties continue to perform well against competitive new supply.

In San Diego, results have been in line with expectations.  Slightly lower renewal pricing is driven by supply pressure in the downtown area, but military spending remains strong.

While the recently acquired Denver properties are not currently within our full year same store portfolio, they are performing in line with our expectations at the time of acquisition.

The following table provides comparative same store operating expenses for the Nine-Month 2019 Same Store Properties:

September YTD 2019 vs. September YTD 2018

Same Store Operating Expenses for 72,979 Same Store Apartment Units

$ in thousands

					% of Actual
					YTD 2019
	Actual	Actual	$	%	Operating
	YTD 2019	YTD 2018	Change (5)	Change	Expenses
Real estate taxes	$237,273	$228,971	$8,302	3.6%	42.4%
On-site payroll (1)	121,739	117,869	3,870	3.3%	21.8%
Utilities (2)	74,534	72,717	1,817	2.5%	13.3%
Repairs and maintenance (3)	71,835	69,589	2,246	3.2%	12.8%
Insurance	15,778	14,351	1,427	9.9%	2.8%
Leasing and advertising	7,352	7,460	(108)	(1.4)%	1.3%
Other on-site operating expenses (4)	31,282	28,113	3,169	11.3%	5.6%
Same store operating expenses	$559,793	$539,070	$20,723	3.8%	100.0%
(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
(3)

Repairs and maintenance – Includes general maintenance costs, apartment unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair and maintenance costs.

(4)	Other on-site operating expenses – Includes ground lease costs and administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
(5)	The changes are due primarily to:
•	Real estate taxes – Increase slightly above most recent expectations due primarily to anticipated delays in receiving recoveries from appeals activity.
•	On-site payroll – Increase below expectations. Payroll pressures continue but were somewhat offset by lower than expected employee benefit related costs.
•	Utilities – Growth in line with expectations for the year.
•	Insurance – Increase due to higher premiums on property insurance renewal due to challenging conditions in the insurance market.
•	Other on-site operating expenses – Increase primarily driven by higher ground lease costs due to a contractual revaluation at one property along with higher association fees.

Same store expenses increased 3.8% during the nine months ended September 30, 2019 as compared to the same period in 2018.  The Company now anticipates that full year 2019 same store expenses will increase 3.8%.

Same store NOI increased 3.0% during the nine months ended September 30, 2019 as compared to the same period in 2018, which was in line with our expectations.  The Company now anticipates same store NOI growth of approximately 3.1% for full year 2019 as compared to 2018 as a result of the above same store revenue and expense expectations.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the nine months ended September 30, 2019 increased approximately $35.7 million compared to the same period of 2018 and consist primarily of properties acquired in calendar years 2018 and 2019, operations from the Company’s development properties and operations prior to disposition from 2018 and 2019 sold properties.  This difference is due primarily to:

•	A positive impact of higher NOI from development and newly stabilized development properties in lease-up of $10.8 million;
•	A positive impact of higher NOI from properties primarily acquired in 2018 and 2019 of $37.2 million;
•	A positive impact of higher NOI from other non-same store properties (including one current and two former master-leased properties) of $0.7 million; and

•	A negative impact of lost NOI from 2018 and 2019 dispositions of $23.3 million.

The Company’s guidance assumes consolidated rental acquisitions of $1.1 billion and consolidated rental dispositions of $1.0 billion and expects that the Acquisition Cap Rate will be equal to the Disposition Yield for the full year ending December 31, 2019.  The Company currently budgets two development starts during the year ending December 31, 2019, both of which started in the third quarter of 2019.  We currently budget spending approximately $185.6 million on development costs during the year ending December 31, 2019, primarily for properties currently under construction.  We assume that this capital will be primarily sourced with excess operating cash flow, future debt offerings and borrowings on our revolving credit facility and/or commercial paper program.  These 2019 assumptions are based on current expectations and are forward-looking.

Comparison of the nine months and quarter ended September 30, 2019 to the nine months and quarter ended September 30, 2018

The following table presents a reconciliation of diluted earnings per share/unit for the nine months and quarter ended September 30, 2019 as compared to the same period in 2018:

	Nine Months Ended September 30	Quarter Ended September 30
Diluted earnings per share/unit for period ended 2018	$1.46	$0.58
Property NOI	0.19	0.08
Debt extinguishment costs	0.08	0.05
Depreciation expense	(0.08)	(0.03)
Net gain/loss on property/unconsolidated sales	0.21	0.03
Other	(0.04)	—
Diluted earnings per share/unit for period ended 2019	$1.82	$0.71

The increase in consolidated NOI is primarily a result of the Company’s improved NOI from same store and lease-up properties along with NOI from the Company’s recent transaction activity.  The following table presents the changes in the components of consolidated NOI for the nine months and quarter ended September 30, 2019 as compared to the same period in 2018:

	Nine Months Ended September 30	Quarter Ended September 30
Consolidated rental income	4.8%	5.0%
Consolidated operating expenses (1)	3.0%	2.3%
Consolidated NOI	5.5%	6.1%
(1)	Consolidated operating expenses are comprised of property and maintenance and real estate taxes and insurance.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased approximately $3.5 million or 5.1% for the nine months ended September 30, 2019 as compared to the prior year period. These increases are primarily attributable to increases in payroll-related costs, legal and professional fees and computer operations costs.  These expenses decreased approximately $0.3 million or 1.4% for the quarter ended September 30, 2019 as compared to the prior year period, primarily due to a decrease in payroll-related costs and temporary help/contractors.  The Company anticipates that property management expenses will approximate $97.0 million to $99.0 million for the year ending December 31, 2019.

General and administrative expenses, which include corporate operating expenses, decreased approximately $0.3 million or 0.7% and approximately $1.2 million or 9.7% for the nine months and quarter ended September 30, 2019, respectively, as compared to the prior year periods, primarily due to decreases in payroll-related costs and legal and professional fees, partially offset by increases in office rent and education/conference costs. The Company anticipates that general and administrative expenses will approximate $52.0 million to $54.0 million for the year ending December 31, 2019.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $32.3 million or 5.5% and approximately $16.9 million or 8.7% for the nine months and quarter ended September 30, 2019, respectively, as compared to the prior year periods, primarily as a result of additional depreciation expense on properties acquired in 2018 and 2019 and development properties placed in service during 2018, offset by lower depreciation from properties sold in 2018 and 2019.

Net gain on sales of real estate properties increased approximately $12.6 million or 4.9% for the nine months ended September 30, 2019 as compared to the prior year period as a result of the sale of nine consolidated apartment properties in 2019 as compared to five consolidated properties in the same period in 2018. Net gain on sales of real estate properties increased approximately $15.9 million or 13.9% during the quarter ended September 30, 2019 compared to the prior year period as a result of the sale of seven consolidated properties in 2019 as compared to one consolidated property sale in the same period in 2018.

Interest and other income decreased approximately $12.6 million or 85.1% and approximately $7.2 million or 92.0% for the nine months and quarter ended September 30, 2019, respectively, as compared to the prior year periods, primarily due to a decline in insurance/litigation settlement proceeds received during 2019 as compared to 2018.  The Company anticipates that interest and other income will approximate $2.0 million for the year ending December 31, 2019, excluding certain non-comparable insurance/litigation settlement proceeds.

Other expenses decreased approximately $3.7 million or 24.7% and approximately $4.8 million or 63.3% for the nine months and quarter ended September 30, 2019, respectively, as compared to the prior year periods, primarily due to a decrease in expenses related to litigation and environmental settlements and advocacy contributions partially offset by increases in pursuit costs and various consulting costs related to a data analytics project in 2019 as compared to 2018.

Interest expense, including amortization of deferred financing costs, decreased approximately $32.1 million or 9.7% for the nine months ended September 30, 2019 as compared to the prior year period.  The decrease is due primarily to $29.3 million in lower debt extinguishment costs for the nine months ended September 30, 2019 as compared to the prior year period. Interest expense, including amortization of deferred financing costs, decreased approximately $25.7 million or 22.4% for the quarter ended September 30, 2019 as compared to the prior year period.  The decrease is due primarily to $22.4 million in lower debt extinguishment costs for the quarter ended September 30, 2019 as compared to the prior year period.  The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the nine months ended September 30, 2019 was 4.27% as compared to 4.36% for the prior year period, and for the quarter ended September 30, 2019 was 4.11% as compared to 4.30% for the prior year period. The Company capitalized interest of approximately $4.8 million and $4.5 million during the nine months ended September 30, 2019 and 2018, respectively, and $2.1 million and $1.6 million during the quarters ended September 30, 2019 and 2018, respectively. The Company anticipates that interest expense, excluding debt extinguishment costs/prepayment penalties, will approximate $367.8 million to $372.0 million and capitalized interest will approximate $7.0 million for the year ending December 31, 2019.

Income from investments in unconsolidated entities increased approximately $69.9 million during the nine months ended September 30, 2019 as compared to the prior year period, as a result of a $69.5 million gain on the sale of two unconsolidated properties in 2019 that did not occur in the same period in 2018.

Net gain on sales of land parcels increased approximately $1.1 million for the nine months ended September 30, 2019 as compared to the prior year period, due to a higher gain on the sale of one land parcel in 2019 as compared to one land parcel in the same period in 2018.  Net gain on sales of land parcels increased approximately $1.9 million during the quarter ended September 30, 2019 compared to the prior year period, as a result of the sale of one land parcel in 2019 as compared to no sales in the same period in 2018.

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

As of January 1, 2019, the Company had approximately $47.4 million of cash and cash equivalents, approximately $68.9 million of restricted deposits and the amount available on its revolving credit facility was $1.40 billion. After taking into effect the various transactions discussed in the following paragraphs and the net cash provided by operating activities, at September 30, 2019, the Company’s cash and cash equivalents balance was approximately $28.8 million, the restricted deposits balance was approximately $55.8 million and the amount available on its revolving credit facility was $1.54 billion.  See Note 9 in the Notes to Consolidated Financial Statements for further discussion of the availability on the Company’s revolving credit facility.

During the nine months ended September 30, 2019, the Company generated proceeds from various transactions, which included the following:

•	Disposed of nine consolidated rental properties, two unconsolidated rental properties and one land parcel, receiving combined net proceeds of approximately $770.9 million;
•	Obtained $295.7 million of mortgage loan proceeds;
•	Issued $600.0 million of ten-year 3.00% unsecured notes, receiving net proceeds of approximately $597.5 million before underwriting fees, hedge termination costs and other expenses;
•	Issued $600.0 million of ten-year 2.50% unsecured notes, receiving net proceeds of approximately $597.0 million before underwriting fees and other expenses; and
•

Issued approximately 1.5 million Common Shares related to share option exercises and ESPP purchases and received net proceeds of $69.4 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the nine months ended September 30, 2019, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire ten consolidated rental properties and three land parcels for approximately $1.1 billion in cash;
•	Invest $137.2 million primarily in development projects;
•	Repay $727.9 million of mortgage loans (inclusive of scheduled principal repayments) and incur prepayment penalties of approximately $3.4 million; and
•	Repay $450.0 million of unsecured notes.

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

The Company has an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $500.0 million under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  As of October 25, 2019, there was a balance of $470.0 million in principal outstanding on the commercial paper program.

The following table presents the availability on the Company’s unsecured revolving credit facility as of October 25, 2019 (amounts in thousands):

October 25, 2019
Unsecured revolving credit facility commitment	$2,000,000
Commercial paper balance outstanding	(470,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(100,929)
Unsecured revolving credit facility availability	$1,429,071

Dividend Policy

The Company determines its dividends/distributions based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for the first, second and third quarters of 2019 of $0.5675 per share/unit in each quarter, an annualized increase of 5.1% over the amount paid in 2018.  This increase is supported by the Company’s strong growth in property operations and a significant reduction in its development activity resulting in a material increase in available cash flow.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.  The Company believes that its expected 2019 operating cash flow will be sufficient to cover capital expenditures and regular dividends/distributions.

Total dividends/distributions paid in October 2019 amounted to $218.1 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended September 30, 2019.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions.  In addition, the Company has significant unencumbered properties available to secure additional mortgage borrowings in the event that unsecured capital is unavailable or the cost of alternative sources of capital is too high.  The fair value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $27.4 billion in investment in real estate on the Company’s balance sheet at September 30, 2019, $23.7 billion or 86.7% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues public equity from time to time and guarantees certain debt of the Operating Partnership.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of September 30, 2019 are as follows:

Debt Summary as of September 30, 2019

($ in thousands)

				Weighted
			Weighted	Average
			Average	Maturities
	Amounts	% of Total	Rates	(years)
Secured	$1,962,471	21.8%	3.90%	6.7
Unsecured	7,029,465	78.2%	4.14%	9.6
Total	$8,991,936	100.0%	4.07%	9.0
Fixed Rate Debt:
Secured – Conventional	$1,576,040	17.5%	4.34%	4.5
Unsecured – Public	6,675,084	74.3%	4.30%	10.1
Fixed Rate Debt	8,251,124	91.8%	4.31%	9.1
Floating Rate Debt:
Secured – Conventional	6,932	0.1%	3.04%	2.7
Secured – Tax Exempt	379,499	4.2%	2.00%	15.4
Unsecured – Public	—	—	3.34%	—
Unsecured – Revolving Credit Facility	—	—	3.14%	2.3
Unsecured – Commercial Paper Program	354,381	3.9%	2.61%	—
Floating Rate Debt	740,812	8.2%	2.63%	8.1
Total	$8,991,936	100.0%	4.07%	9.0

Debt Maturity Schedule as of September 30, 2019

($ in thousands)

Year	Fixed Rate	Floating Rate		Total	% of Total	Weighted Average Coupons on Fixed Rate Debt	Weighted Average Coupons on Total Debt
2019	$1,925	$375,000	(1)	$376,925	4.2%	3.40%	2.31%
2020	627,541	—		627,541	6.9%	4.74%	4.74%
2021	926,404	—		926,404	10.2%	4.64%	4.64%
2022	264,185	7,593		271,778	3.0%	3.25%	3.23%
2023	1,325,588	3,500		1,329,088	14.6%	3.74%	3.73%
2024	—	6,100		6,100	0.1%	N/A	1.64%
2025	450,000	8,200		458,200	5.0%	3.38%	3.34%
2026	592,025	9,000		601,025	6.6%	3.58%	3.55%
2027	400,000	9,800		409,800	4.5%	3.25%	3.21%
2028	900,000	42,380		942,380	10.4%	3.79%	3.69%
2029+	2,838,970	299,635		3,138,605	34.5%	3.65%	3.46%
Subtotal	8,326,638	761,208		9,087,846	100.0%	3.82%	3.67%
Deferred Financing Costs and Unamortized (Discount)	(75,514)	(20,396)		(95,910)	N/A	N/A	N/A
Total	$8,251,124	$740,812		$8,991,936	100.0%	3.82%	3.67%

(1)	Includes $355.0 million in principal outstanding on the Company’s commercial paper program.

See the Definitions section below for the definition of Weighted Average Coupons and Weighted Average Rates.  See also Note 9 in the Notes to Consolidated Financial Statements for additional discussion of debt at September 30, 2019.

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings as well as EQR’s long-term preferred equity ratings, which all have a stable outlook, as of October 25, 2019 are as follows:

	Standard & Poor’s	Moody’s	Fitch
ERPOP’s long-term senior debt rating	A-	A3	A
ERPOP’s short-term commercial paper rating	A-2	P-2	F-1
EQR’s long-term preferred equity rating	BBB	Baa1	BBB+

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to September 30, 2019.

Capitalization of Fixed Assets and Improvements to Real Estate

The Company’s and the Operating Partnership’s capital expenditures policy has not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

For the nine months ended September 30, 2019, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Nine Months Ended September 30, 2019

	Same Store Properties (4)	Non-Same Store Properties/Other (5)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units	72,979	7,320	80,299

Building Improvements (1)	$64,478	$4,976	$69,454	$884
Renovation Expenditures (2)	27,153	2,426	29,579	372
Replacements (3)	28,280	1,022	29,302	387
Total Capital Expenditures to Real Estate	$119,911	$8,424	$128,335	$1,643

(1)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(2)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 1,790 same store apartment units approximated $15,195 per apartment unit renovated.

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

The Company estimates that during 2019 it will spend approximately $2,400 per same store apartment unit or $175.0 million of total capital expenditures to real estate for same store properties.  During 2019, the Company expects to spend approximately $37.2 million for apartment unit renovation expenditures on approximately 2,400 same store apartment units at an average cost of approximately $15,500 per apartment unit renovated.  The revised anticipated total capital expenditures to real estate for same store properties represent a lower percentage of anticipated same store revenues and a slightly lower cost per unit and absolute dollar amount as compared to 2018.  The Company plans to continue the capital expenditures for investment in customer-facing building improvements (leasing offices, fitness centers, common areas, etc.) to enhance the quality of our properties and to protect our competitive position given the new luxury supply opening in many of our markets.  We also expect to continue to commit capital to sustainability projects and renovation expenditures during 2019.  The above assumptions are based on current expectations and are forward-looking.

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

See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2019.

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

•

Weighted Average Coupons – Contractual interest rate for each debt instrument weighted by principal balances as of September 30, 2019. In case of debt for which fair value hedges are in place, the rate payable under the corresponding derivatives is used in lieu of the contractual interest rate.

•

Weighted Average Rates – Interest expense for each debt instrument for the nine months ended September 30, 2019 weighted by its average principal balance for the same period. Interest expense includes amortization of premiums, discounts and other comprehensive income on debt and related derivative instruments. In case of debt for which derivatives are in place, the income or expense recognized under the corresponding derivatives is included in the total interest expense for the period.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the nine months and quarters ended September 30, 2019 and 2018:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2019	2018	2019	2018
Net income	$708,402	$562,804	$277,846	$223,846
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,450)	(1,939)	(830)	(750)
Preferred/preference distributions	(2,318)	(2,318)	(773)	(773)
Net income available to Common Shares and Units / Units	703,634	558,547	276,243	222,323
Adjustments:
Depreciation	616,201	583,869	211,478	194,618
Depreciation – Non-real estate additions	(4,235)	(3,397)	(1,932)	(1,137)
Depreciation – Partially Owned Properties	(2,700)	(2,837)	(898)	(904)
Depreciation – Unconsolidated Properties	2,385	3,447	613	1,150
Net (gain) loss on sales of unconsolidated entities - operating assets	(69,522)	—	—	—
Net (gain) loss on sales of real estate properties	(269,400)	(256,834)	(130,565)	(114,672)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	—	(284)	—	—
Impairment – operating assets	—	702	—	702
FFO available to Common Shares and Units / Units (1) (3) (4)	976,363	883,213	354,939	302,080
Adjustments:
Impairment – non-operating assets	—	—	—	—
Write-off of pursuit costs	4,098	3,125	1,111	1,059
Debt extinguishment and preferred share redemption (gains) losses	11,807	41,142	(4,840)	17,603
Non-operating asset (gains) losses	(1,200)	(255)	(1,452)	223
Other miscellaneous items	6,539	(2,608)	2,121	(1,138)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$997,607	$924,617	$351,879	$319,827

FFO (1) (3)	$978,681	$885,531	$355,712	$302,853
Preferred/preference distributions	(2,318)	(2,318)	(773)	(773)
FFO available to Common Shares and Units / Units (1) (3) (4)	$976,363	$883,213	$354,939	$302,080

Normalized FFO (2) (3)	$999,925	$926,935	$352,652	$320,600
Preferred/preference distributions	(2,318)	(2,318)	(773)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$997,607	$924,617	$351,879	$319,827

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

Effective as of September 30, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2019, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2019, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended September 30, 2019 - Equity Residential

During the quarter ended September 30, 2019, EQR issued 105,994 Common Shares in exchange for 105,994 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

Exhibit	Description	Location
4.1	Form of 2.500% Note due February 15, 2030.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 20, 2019, filed on August 22, 2019.

31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

Attached herein.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	October 30, 2019	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2019	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	October 30, 2019	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2019	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)