Form 10-K
period 2019-12-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2020-02-20
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $27.9 billion based upon the closing price on June 30, 2019 of $75.92 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of whom may not be held to be affiliates upon judicial determination.

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 14, 2020 was 371,978,449.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information that will be contained in Equity Residential’s Proxy Statement relating to its 2020 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2019, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.  Equity Residential is the general partner and 96.4% owner of ERP Operating Limited Partnership.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2019 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of December 31, 2019 owned an approximate 96.4% ownership interest in, ERPOP.  The remaining 3.6% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business.  The management of EQR consists of the same members as the management of ERPOP.

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

The Company believes it is important to understand the few differences between EQR and ERPOP in the context of how EQR and ERPOP operate as a consolidated company.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR’s primary function is acting as the general partner of ERPOP.  EQR also issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.  Except for the net proceeds from equity offerings by EQR (which are contributed to the capital of ERPOP in exchange for additional partnership interests in ERPOP (“OP Units”) (on a one-for-one Common Share per OP Unit basis) or additional preference units in ERPOP (on a one-for-one preferred share per preference unit basis)), the Operating Partnership generates all remaining capital required by the Company’s business.  These sources include the Operating Partnership’s working capital, net cash provided by operating activities, borrowings under its revolving credit facility and/or commercial paper program, the issuance of secured and unsecured debt and partnership interests, and proceeds received from disposition of certain properties and joint venture interests.

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

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

		PAGE
PART I.

Item 1.	Business	6

Item 1A.	Risk Factors	9

Item 1B.	Unresolved Staff Comments	17

Item 2.	Properties	17

Item 3.	Legal Proceedings	19

Item 4.	Mine Safety Disclosures	19

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20

Item 6.	Selected Financial Data	21

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 8.	Financial Statements and Supplementary Data	43

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	43

Item 9A.	Controls and Procedures	43

Item 9B.	Other Information	44

PART III.

Item 10.	Trustees, Executive Officers and Corporate Governance	45

Item 11.	Executive Compensation	45

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence	45

Item 14.	Principal Accounting Fees and Services	45

PART IV.

Item 15.	Exhibits, Financial Statement Schedules	46

Item 16.	Form 10-K Summary	46

EX-4.1

EX-4.2

EX-4.3

EX-21

EX-23.1

EX-23.2

EX-31.1

EX-31.2

EX-31.3

EX 31.4

EX-32.1

EX-32.2

EX-32.3

EX-32.4

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1. Business

General

Equity Residential (“EQR”) is committed to creating communities where people thrive.  The Company, a member of the S&P 500, is focused on the acquisition, development and management of rental apartment properties located in urban and high-density suburban communities where today’s renters want to live, work and play.  ERP Operating Limited Partnership (“ERPOP”) is focused on conducting the multifamily property business of EQR.  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and ERPOP is an Illinois limited partnership formed in May 1993.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.

EQR is the general partner of, and as of December 31, 2019 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates regional property management offices in each of its markets.  As of December 31, 2019, the Company had approximately 2,700 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

Business Objectives and Operating and Investing Strategies

Overview

The Company is one of the largest U.S. publicly-traded owners of rental apartments with a portfolio of properties primarily located in Boston, New York, Washington, D.C., Seattle, San Francisco, Southern California (including Los Angeles, Orange County and San Diego) and Denver.  Continued high wage job and income growth, positive demographics and a consumer preference for a rental lifestyle in our highly desirable markets has created a supportive backdrop for our business.  Our markets continue to draw skilled knowledge workers that drive economic growth in the United States.  This, in turn, attracts employers to our markets seeking to locate and expand their businesses and employ this talented pool of workers, resulting in strong demand for our product.

We believe we have created a best-in-class operating platform to run our properties.  Our employees are focused on delivering remarkable customer service to our residents so they will stay with us longer, be willing to pay higher rent for a great experience and will tell their friends about how much they love living in an Equity Residential property.  Increasingly, we are using technology to improve this resident experience and to operate our business more efficiently. Our disciplined balance sheet management enhances returns and value creation while maintaining capacity to take advantage of future opportunities.  We are committed to sustainability, diversity and inclusion, the total well-being of our employees and being a responsible corporate citizen in the communities in which we operate.  These “Equity Values” are deeply embedded in our culture.  We believe that our stakeholders value stability, liquidity, predictability and accountability and that is the mission to which we remain unwaveringly committed.

Investment Strategy

The Company invests in apartment communities located in strategically targeted markets (primarily urban and high-density suburban locations) with the goal of maximizing our risk-adjusted total returns by balancing current cash flow generation with long-term capital appreciation.  We seek to meet this goal by investing in markets that are characterized by conditions favorable to multifamily property operations over the long-term.  These markets generally feature one or more of the following characteristics that allow us to drive performance:

•	High single family housing prices;
•	Strong economic growth as centers of the knowledge-based economy, leading to high wage job growth and household formation, which in turn leads to high demand for our apartments;
•

Highly walkable urban and high-density suburban areas in what we believe are some of the best locations in the public apartment REIT sector with an attractive quality of life, leading to high resident demand and retention;

•	Favorable demographics contributing to a larger pool of target residents with a high propensity or greater preference to rent apartments;
•	Higher barriers to entry where, because of land scarcity or government regulation, it is typically more difficult or costly to build new apartment properties, creating limits on new supply; and
•	Strong demand drivers.

We believe our strategy capitalizes on the increasing preference of renters of all ages to live in the urban core of cities or dense suburban locations near transit, entertainment and cultural amenities.  Currently demand for rental housing is driven primarily by household formations from the Millennial segment of our population, also known as the Echo Boom Generation, that now comprises the largest segment of the U.S. population.  These young adults, born between 1981 and 2000, currently total approximately 78 million people and are disproportionately renters.  We also expect this demographic to remain renters longer due to societal trends favoring delays in marriage and having children.  We believe we will continue to see demand from this group, as the largest sub-segment of this cohort is now turning 29 years old while the median age of our resident is 33 years old.  Following the Millenials is Generation Z, which comprises the more than 70 million people born between 2001 and 2014.  Reports also show a growing trend among aging Baby Boomers, a demographic of more than 76 million people born between 1946 and 1964, toward apartment rentals.  We believe we are extremely well positioned to benefit for many years to come as a result of the significant impact these generations will have on rental housing.

Over the past several years, the Company has done an extensive repositioning of its portfolio into urban and highly walkable, close-in suburban assets.  While we continue to look for opportunities to expand our portfolio in these locations, we also have been exploring other markets that share these same characteristics, such as Denver.  These markets feature strong high wage job growth, high single family home prices and a very attractive lifestyle for our target demographic, which we believe will lead to long-term outperformance for a rental market.

Operations and Innovation

We balance occupancy and rental rates to maximize our revenue while exercising tight cost control to generate the highest possible return to our shareholders.  Revenue is maximized through our customized pricing system that uses market data on current and projected demand and availability to create both current and forward pricing daily for each apartment unit we manage.  We believe our great success with renewal rate growth is due to our motivation to retain our residents with a relentless focus on customer service.  Highly satisfied residents stay longer and say great things about us.  We also use a standardized purchasing system to control our operating expenses and a business intelligence platform that allows all our team members to quickly identify and address issues and opportunities.

The technology driving the rental industry continues to evolve at a rapid pace, and we have long been a leader in deploying and investing in property technology to serve our customers better and operate more efficiently.  As a first mover in such important areas as revenue management, online leasing, centralized procurement and internet listing services, we are focused on technology that improves our operating margin and customer experience.  Currently, we are focused on areas such as self-guided tours enabled by technology; automated responses to customer inquiries; data analytics to drive expense savings and revenue improvements; and “smart home” technology.  We believe these areas will provide the foundation for current and future improvements to how we do business.

Focus on Our Employees

The Company has a strong, rich culture with a commitment to our “Equity Values” of Diversity & Inclusion, “Total Well-Being” (which brings together physical, financial, career, social and community well-being into a cohesive whole), Sustainability and Social Responsibility.  We actively elevate and support these values when employees’ voices are heard and we embrace each other regardless of our differences; when we give back to our communities; when we care for and preserve our environment; and when we encourage and enable our employees and their families to thrive in all areas of well-being.  Our employee-led Equity Values Council leads our efforts on these values by acting as change agents to drive initiatives and create awareness.  We engage our stakeholders for feedback on key issues, and environmental, social and governance (“ESG”) factors help guide our investment and operating strategy.  Additionally, executive compensation is based in part on meeting these important Equity Values goals, and our Board of Trustees takes an active role in overseeing these matters.

Our goal is to create and sustain an inclusive environment where diversity will thrive, employees will want to work and residents will want to live.  The Equity Values Council drives new, diversity-focused initiatives for recruitment, career development and education.  We actively promote from within, and many senior corporate and property leaders have risen from entry level or junior positions.  We survey our employees annually to identify strengths and opportunities in employee satisfaction.  We continue to maintain high engagement scores in these surveys and find our employees say they are proud to work at the Company, value one another as colleagues, believe in our mission and values and feel their skills meet their job requirements.  The Company was honored with a Glassdoor Employees’ Choice Award, recognizing the Company as one of the 100 Best Places to Work in 2019 among all United States large companies, was in the Top 50 on the overall list and was the highest rated real estate company in this survey.  Indeed also recognized the Company as a top-rated workplace in many of our markets.

Our Commitment to ESG

Our purpose is creating communities where people thrive.  This needs to be a sustainable endeavor, in which we provide properties that will stand the test of time and remain attractive to our customers and the community without negatively impacting the environment.  We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities.  Multifamily housing is one of the most environmentally-friendly uses of real estate, as each property provides homes for hundreds of families in a denser shared environment.  We invest in locations that are highly walkable and transit-friendly, enabling a low carbon footprint lifestyle for our residents to live, work and play.

Our sustainability goals help us focus efforts and track progress.  We are especially focusing on energy consumption, water consumption and greenhouse gas emissions.  We invest in developing and renovating our properties, with a focus on reducing waste, energy and water use by investing in energy-saving technology, such as those for irrigation, lighting, HVAC and renewable energy, while positively impacting the experience of our residents and the value of our assets.

For additional information regarding our ESG efforts, see our October 2019 Environmental, Social and Governance Report at our website, www.equityapartments.com.  This report was reviewed and approved by the Corporate Governance Committee of our Board of Trustees, which monitors the Company’s ongoing ESG efforts.  We continue to enhance our ESG disclosure efforts, including auditing the results outlined in the above report.  In addition, the Company issued $400.0 million of ten-year 4.15% unsecured notes in 2018 as "green" bonds, and as a result, the Company allocated an amount equal to the net proceeds to eligible green/sustainable projects.  This was the first "green" bond issuance from an apartment REIT.

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

The occurrence of the events discussed in the following risk factors could adversely affect, possibly in a material manner, our business, financial condition or results of operations, which could affect the value of our common shares of beneficial interest or preferred shares of beneficial interest (which we refer to collectively as “Shares”), Preference Units, OP Units, restricted units and our public unsecured debt.  In this section, we refer to the Shares, Preference Units, OP Units, restricted units and public unsecured debt together as our “securities” and the investors who own such securities as our “security holders.”

Risks Related to our Business Strategy

Investing in real estate is inherently subject to risks that could negatively impact our business.

Investing in real estate is subject to varying degrees and types of risk. While we seek to mitigate these risks through various strategies, including geographic diversification, market research and proactive asset management, among other techniques, these risks cannot be eliminated. Factors that may impact cash flows and real estate values include, but are not limited to:

•	Local economic conditions, particularly oversupply or reductions in demand;
•	National, regional and local political climates and governmental policies;
•	The inability or unwillingness of residents to pay rent increases;
•	Increases in our operating expenses;
•	Cost of labor and materials required to maintain our properties at acceptable standards;
•	Availability of attractive financing opportunities;
•	Changes in social preferences; and
•	Additional risks that are discussed below.

Competition in multifamily housing may negatively affect operations and demand for the Company’s properties or residents.

Our properties face competition for residents from other existing or new multifamily properties, condominiums, single family homes and other living arrangements, whether owned or rental, that may attract residents from our properties or prospective residents that would otherwise choose to live with us.  As a result, we may not be able to renew existing resident leases or enter into new resident leases, or if we are able to renew or enter into new leases, they may be at rates or terms that are less favorable than our current rates or terms, resulting in a material impact on our results of operations.

Failure to generate sufficient revenue could limit our ability to make financing payments or distributions to security holders.

A decrease in cash flows due to declines in rental revenue could negatively affect our ability to make financing payments and distributions to our security holders. Significant expenditures associated with each property, such as real estate taxes, insurance, utilities, maintenance costs and employee wages and benefits, may also negatively impact cash flows and not decline as quickly or at the same rate as revenues when circumstances might cause a reduction at our properties.

The short-term nature of apartment leases expose us more quickly to the effects of declining market rents, potentially making our revenue more volatile.

Generally our residential apartment leases are for twelve months or less.  If the terms of the renewal or reletting are less favorable than current terms, then the Company’s results of operations and financial condition could be negatively affected. Given our generally shorter term lease structure, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.

The geographic concentration of our properties could have an adverse effect on our operations.

The Company’s properties are highly concentrated in our primarily coastal markets.  If one or more of our markets is unfavorably impacted by specific economic conditions, local real estate conditions, increases in real estate and other taxes, rent control or stabilization laws or localized environmental issues or natural/man-made disasters, the impact of such conditions may have a more negative impact on our results of operations than if our properties were more geographically diverse.

Additionally within its primarily coastal markets, the Company is highly concentrated in certain dense urban and suburban submarkets.  To the extent that these particular submarkets become less desirable to operate in, including changes in multifamily housing supply and demand, our results of operations could be more negatively impacted than if we were more diversified within our markets.

Operations from new acquisitions, development projects and renovations may fail to perform as expected.

We intend to actively acquire, develop and renovate multifamily operating properties as part of our business strategy.  Newly acquired, developed or renovated properties may not perform as we expect.  We may also overestimate the revenue (or underestimate the expenses) that a new or repositioned project may generate.  The occupancy rates and rents at these properties may fail to meet the expectations underlying our investment.  Development and renovations, in particular, are subject to greater uncertainties and risks due to complexities and lead time in estimating costs.  We may underestimate the costs necessary to operate an acquired property to the standards established for its intended market position.  We may also underestimate the costs to complete a development property or to complete a renovation.

Competition for acquisitions may prevent us from acquiring properties on favorable terms.

We may not be successful in pursuing acquisition and development opportunities.  We expect that other real estate investors will compete with us for attractive investment opportunities or may also develop properties in markets where we focus our development and acquisition efforts.  We may not be in a position or have the opportunity in the future to make suitable property acquisitions on favorable terms.

Because real estate investments are illiquid, we may not be able to sell properties when appropriate.

Real estate investments generally cannot be sold quickly.  We may not be able to reconfigure our portfolio promptly in response to economic or other conditions.  We may be unable to consummate such dispositions in a timely manner, on attractive terms, or at all.  In some cases, we may also determine that we will not recover the carrying amount of the property upon disposition.  This inability to reallocate our capital promptly could negatively affect our financial condition, including our ability to make distributions to our security holders.

The Company’s real estate assets may be subject to impairment charges.

A decline in the fair value of our assets may require us to recognize an impairment against such assets under accounting principles generally accepted in the United States (“GAAP”) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery of the amortized cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write-down the amortized cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize material asset impairment charges in the future, these charges could adversely affect our financial condition and results of operations.

Construction risks on our development projects could affect our profitability.

We intend to continue to develop multifamily properties as part of our business strategy.  Development often includes long planning and entitlement timelines, subjecting the project to changes in market conditions. It can involve complex and costly activities, including significant environmental remediation or construction work in our markets.  We may also experience an increase in costs due to general disruptions that affect the cost of labor and/or materials such as trade disputes, tariffs, labor unrest and/or geopolitical conflicts.  We may abandon opportunities that we have already begun to explore for a number of reasons, and as a result, we may fail to recover expenses or option payments already incurred in exploring those opportunities.  We may also be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third party permits and authorizations.  These and other risks inherent in development projects could result in increased costs or the delay or abandonment of opportunities.

We are subject to risks involved in real estate activity through joint ventures.

We currently and may continue to in the future develop and acquire properties in joint ventures with other persons or entities.  Joint ventures create risks including the following:

•	The possibility that our partners might refuse to make capital contributions when due and therefore we may be forced to make contributions to protect our investments;
•	We may be responsible to our partners for indemnifiable losses;
•	Our partners might at any time have business or economic goals that are inconsistent with ours; and
•	Our partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests.

At times we have entered into agreements providing for joint and several liability with our partners.  We also have in the past and could choose in the future to guarantee part of or all of certain joint venture debt.  We and our respective joint venture partners may each have the right to trigger a buy-sell arrangement that could cause us to sell our interest, or acquire our partner's interest, at a time when we otherwise would not have initiated such a transaction.  In some instances, joint venture partners may also have competing interests or objectives that could create conflicts of interest similar to those noted above. These objectives may be contrary to our compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures do not operate in compliance with those requirements. To the extent our partners do not meet their obligations to us or our joint ventures, or they take actions inconsistent with the interests of the joint venture, it could have a negative effect on our results of operations and financial condition, including distributions to our security holders.

Risks Related to our Financing Strategy and Capital Structure

Disruptions in the financial markets could hinder our ability to obtain debt and equity financing and impact our acquisitions and dispositions.

Dislocations and disruptions in capital markets could result in increased costs or lack of availability of debt financing (including under our $1.0 billion commercial paper program) and equity financing. Such events may affect our ability to refinance existing debt, require us to utilize higher cost alternatives and/or impair our ability to adjust to changing economic and business conditions.  Capital market disruptions could negatively impact our ability to make acquisitions or make it more difficult or not possible for us to sell properties or may unfavorably affect the price we receive for properties that we do sell.  Such disruptions could cause the price of our securities to decline.

Our financial counterparties may not perform their obligations.

Although we have not experienced any material counterparty non-performance, disruptions in financial and credit markets or other events could impair the ability of our counterparties to perform under their contractual obligations to us.  There are multiple financial institutions that are individually committed to provide borrowings under our revolving credit facility.  Should any of these institutions fail to perform their obligations when contractually required, our financial condition could be adversely affected.

Rising interest rates can increase costs.

The Company is exposed to market risk from financial instruments primarily from changes in market interest rates.  Such risks derive from the refinancing of debt, exposure to interest rate fluctuations in floating rate debt and from derivative instruments utilized to swap fixed rate debt to floating rates or to hedge rates in anticipation of future debt issuances.  Increases in interest rates would increase our interest expense and the costs of refinancing existing debt.

Insufficient cash flow could affect our ability to service existing debt and create refinancing risk.

We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments.  We may not be able to refinance existing debt and if we can, the terms of such refinancing may be less favorable than the terms of existing indebtedness.  Our inability to refinance, extend or repay debt with proceeds from other capital market transactions would negatively impact our financial condition.  If the debt is secured, the mortgage holder may also foreclose on the property.

A significant downgrade in our credit ratings could adversely affect our performance.

A significant downgrade in our credit ratings, while not affecting our ability to draw proceeds under the Company’s revolving credit facility, would cause the corresponding borrowing costs to increase, impact our ability to borrow secured and unsecured debt, and potentially impair our ability to access the commercial paper market or otherwise limit our access to capital.  In addition, a downgrade below investment grade would require us to post cash collateral and/or letters of credit in favor of some of our secured lenders to cover our self-insured property and liability insurance deductibles or to obtain lower deductible insurance compliant with the lenders’ requirements at the lower ratings level.

Financial covenants could limit operational flexibility and affect our overall financial position.

The terms of our credit agreements, including our revolving credit facility and the indentures under which a substantial portion of our unsecured debt was issued, require us to comply with a number of financial covenants. These covenants may limit our flexibility to run our business and breaches of these covenants could result in defaults under the instruments governing the applicable indebtedness and trigger a cross default of other debt.

Some of our properties are financed with tax-exempt bonds or otherwise contain restrictive covenants or deed restrictions, including affordability requirements, which limit income from certain properties.  The Company monitors compliance with the restrictive covenants and deed restrictions that affect these properties.  While we generally believe that the interest rate benefit from financing properties with tax-exempt bonds more than outweighs any loss of income due to restrictive covenants or deed restrictions, this may not always be the case.  Some of these requirements are complex, and our failure to comply with them may subject us to material fines or liabilities.

We may change the dividend policy for our securities in the future.

The decision to declare and pay dividends on our securities, as well as the timing, amount and composition of any such future dividends, is at the discretion of the Board of Trustees and will depend on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Board of Trustees may modify our dividend policy from time to time and any change in our dividend policy could negatively impact the market price of our securities.

Changes in market conditions and volatility of share prices could decrease the market price of our Common Shares.

The stock markets, including the New York Stock Exchange on which we list our Common Shares, have experienced significant price and volume fluctuations over time.  As a result, the market price of our Common Shares could be similarly volatile.  Investors in our Common Shares consequently may experience a decrease in the value of their shares, including decreases due to this volatility and not necessarily related to our operating performance or prospects.  Additionally, the market price of our Common Shares may decline or fluctuate significantly in response to the sale of substantial amounts of our Common Shares, or the anticipation of the sale of such shares, by large holders of our securities.  The issuance of additional Common Shares by the Company, or the perception that such issuances might occur, could also cause significant volatility and decreases in the value of our shares.

Issuances or sales of our Common Shares or Units may be dilutive.

Any potential additional issuance of Common Shares or OP Units would reduce the percentage of our Common Shares and OP Units owned by investors. In most circumstances, shareholders and unitholders will not be entitled to vote on whether or not we issue additional Common Shares or Units. In addition, depending on the terms and pricing of additional offerings of our Common Shares or Units along with the value of our properties, our shareholders and unitholders could experience dilution in both book value and fair value of their Common Shares or Units, as well as dilution in our actual and expected earnings per share, funds from operations (“FFO”) per share and Normalized FFO per share.

General Risks

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

We collect and hold personally identifiable information of our residents and prospective residents in connection with our leasing activities, and we collect and hold personally identifiable information of our employees and their dependents.  In addition, we engage third party service providers that may have access to such personally identifiable information in connection with providing necessary information technology, security and other business services to us.  The systems of our third party service providers may contain defects in design or other problems that could unexpectedly compromise personally identifiable information.  Although we make efforts to maintain the security and integrity of our information technology networks and those of our third party providers and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

We address potential breaches or disclosure of this confidential personally identifiable information by implementing a variety of security measures intended to protect the confidentiality and security of this information including (among others):  (a) engaging reputable, recognized firms to help us design and maintain our information technology and data security systems; (b) conducting periodic testing and verification of information and data security systems, including performing ethical hacks of our systems to discover where any vulnerabilities may exist; and (c) providing periodic employee awareness training around phishing and other scams, malware and other cyber risks.  The Company also has a cyber liability insurance policy to provide some coverage for certain risks arising out of data and network breaches and data privacy regulations which provides a policy aggregate limit and a per occurrence deductible.  Cyber liability insurance generally covers, among other things, costs associated with the wrongful release, through inadvertent breach or network attack, of personally identifiable information.  However, there can be no assurance that these measures will prevent a cyber incident or that our cyber liability insurance coverage will be sufficient in the event of a cyber incident.

A breach or significant and extended disruption in the function of our systems, including our primary website, could damage our reputation and cause us to lose residents and revenues, result in a violation of applicable privacy and other laws, generate third party claims, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personally identifiable and confidential information and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues.  We may not be able to recover these expenses in whole or in any part from our service providers, our insurers or any other responsible parties.  As a result, there can be no assurance that our financial results would not be negatively impacted.

Litigation risk could affect our business.

We may become involved in legal proceedings, claims, actions, inquiries and investigations in the ordinary course of business. These legal proceedings may include, but are not limited to, proceedings related to consumer, shareholder, securities, employment, environmental, development, condominium conversion, tort, eviction and commercial legal issues.  Litigation can be lengthy and expensive, and it can divert management's attention and resources. Results cannot be predicted with certainty, and an unfavorable outcome in litigation could result in liability material to our financial condition or results of operations.

Insurance policies can be costly and may not cover all losses, which may adversely affect our financial condition or results of operations.

The Company’s property, general liability and workers compensation insurance policies provide coverage with substantial per occurrence deductibles and/or self-insured retentions.  These self-insurance retentions can be a material portion of insurance losses in excess of the base deductibles.  While the Company has previously purchased incremental insurance coverage in the event of multiple non-catastrophic occurrences within the same policy year, these substantial deductible and self-insured retention amounts do expose the Company to greater potential for uninsured losses and this additional multiple occurrences coverage may not be available at all or on commercially reasonable terms in the future.  We believe the policy specifications and insured limits of these policies are adequate and appropriate; however, there are certain types of extraordinary losses which may not be adequately covered under our insurance program.  As a result, our financial results could be adversely affected and may vary significantly from period to period.

The Company relies on third party insurance providers for its property, general liability, workers compensation and other insurance, and should any of them experience liquidity issues or other financial distress, it could negatively impact their ability to pay claims under the Company’s policies.

Earthquake risk:  Our policies insuring against earthquake losses have substantial deductibles which are applied to the values of the buildings involved in the loss.  With the geographic concentration of our properties, a single earthquake affecting a market may have a significant negative effect on our financial condition and results of operations.  We cannot assure that an earthquake would not cause damage or losses greater than insured levels.  In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property or market, as well as anticipated future revenue.

Terrorism risk:  The Company has terrorism insurance coverage which excludes losses from nuclear, biological and chemical attacks.  In the event of a terrorist attack impacting one or more of our properties, we could lose the revenues from the property, our capital investment in the property and possibly face liability claims from residents or others suffering injuries or losses.

Catastrophic weather risk:  Our properties may be located in areas that could experience catastrophic weather and other natural disasters from time to time, including wildfires, snow or ice storms, windstorms or hurricanes, flooding or other severe weather.  This severe weather and natural disasters could cause substantial damages or losses to our properties which may not be covered or could exceed our insurance coverage.  Exposure to this risk could also result in a decrease in demand for properties located in these areas or affected by these conditions.

Climate change risk: To the extent that significant changes in the climate occur in areas where our properties are located, we may experience severe weather, which may result in physical damage to or decrease the demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, significant property damage or destruction of our properties could result.  In addition, climate change could cause a significant increase in insurance premiums and deductibles or a decrease in the availability of coverage, either of which could expose the Company to even greater uninsured losses. Our financial condition or results of operations may be adversely affected. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could result in increased capital expenditures on our existing properties and our new development properties.

Provisions of our Declaration of Trust and Bylaws could inhibit changes in control.

Certain provisions of our Declaration of Trust and Bylaws may delay or prevent a change in control of the Company or other transactions that could provide the security holders with a premium over the then-prevailing market price of their securities or which might otherwise be in the best interest of our security holders.  This includes the Ownership Limit described below in this Item 1A.  While our existing preferred shares/preference units do not have all of these provisions, any future series of preferred shares/preference units may have certain voting provisions that could delay or prevent a change in control or other transactions that might otherwise be in the interest of our security holders.  Our Bylaws require certain information to be provided by any security holder, or persons acting in concert with such security holder, who proposes business or a nominee at an annual meeting of shareholders, including disclosure of information related to hedging activities and investment strategies with respect to our securities.  These requirements could delay or prevent a change in control or other transactions that might otherwise be in the interest of our security holders.  The Board of Trustees may use its powers to issue preferred shares and to set the terms of such securities to delay or prevent a change in control of the Company even if a change in control were in the interest of the security holders.

Regulatory and Tax Risks

The adoption of, or changes, in rent control or rent stabilization laws and regulations and eviction laws and regulations in our markets could have an adverse effect on our operations and property values.

Various state and local governments have enacted and may continue to enact rent control or rent stabilization laws and regulations which could limit our ability to raise rents or charge certain fees, either of which could have a retroactive effect. We continue to see increases in governments considering or being urged by advocacy groups to consider rent control or rent stabilization laws and regulations.  These regulations may also make changes to eviction and other tenants’ rights laws and regulations that could have an adverse impact on our operations and property values.  In June 2019, the State of New York enacted rent control regulations known as the Housing Stability and Tenant Protection Act of 2019.  In October 2019, the State of California enacted rent control regulations known as the Tenant Protection Act of 2019.

Compliance or failure to comply with regulatory requirements could result in substantial costs.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements and federal, state and local accessibility requirements, including and in addition to those imposed by the Americans with Disabilities Act and the Fair Housing Act. Noncompliance could result in fines, subject us to lawsuits and require us to remediate or repair the noncompliance. Existing requirements could change and compliance with future requirements may require significant unanticipated expenditures that could adversely affect our financial condition or results of operations.

Environmental problems are possible and can be costly.

Federal, state and local laws and regulations relating to the protection of the environment may require current or previous owners or operators of real estate to investigate and clean up hazardous or toxic substances at such properties.  The owner or operator may have to pay a governmental entity or third parties for property damage and for investigation and clean-up costs incurred by such parties in connection with the contamination.  These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants.  Even if more than one person may have been responsible for the contamination, each person covered by the environmental laws may be held responsible for all of the clean-up costs incurred.  Third parties may also sue the owner or operator of a site for damages and costs resulting from environmental contamination emanating from that site.  We cannot be assured that existing environmental assessments of our properties reveal all environmental liabilities, that any prior owner of any of our properties did not create a material environmental condition not known to us, or that a material environmental condition does not otherwise exist as to any of our properties.

Changes in U.S. accounting standards may materially and adversely affect the reporting of our operations.

The Company follows GAAP, which is established by the Financial Accounting Standards Board (“FASB”), an independent body whose standards are recognized by the Securities and Exchange Commission (“SEC”) as authoritative for publicly held companies.  The FASB and the SEC create and interpret accounting standards and may issue new accounting pronouncements or change the interpretation and application of these standards that govern the preparation of our financial statements.  These changes could have a material impact on our reported consolidated results of operations and financial position.

Any weaknesses identified in our internal control over financial reporting could result in a decrease of our share price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate and report on our internal control over financial reporting.  If we identify one or more material weaknesses in our internal control over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, which in turn could have a negative impact on our share price.

Our failure to qualify as a REIT would have serious adverse consequences to our security holders.

We plan to continue to meet the requirements for taxation as a REIT.  Many of these requirements, for which there is limited judicial and administrative interpretation, however, are highly technical and complex.  Therefore, we cannot guarantee that we have qualified or will qualify as a REIT in the future.  The determination that we are a REIT requires an analysis of various factual matters that may not be totally within our control.  To qualify as a REIT, our assets must be substantially comprised of real estate assets as defined in the Internal Revenue Code of 1986, as amended (the “Code”), and related guidance and our gross income must generally come from rental and other real estate or passive related sources that are itemized in the REIT tax laws.  We are also required to distribute to security holders at least 90% of our REIT taxable income excluding net capital gains.

If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates (including, for years prior to 2018, any alternative minimum tax) and would have to pay significant income taxes unless the Internal Revenue Service (“IRS”) granted us relief under certain statutory provisions.  In addition, we would remain disqualified from taxation as a REIT for four years following the year in which we failed to qualify as a REIT.  We would therefore have less money available for investments or for distributions to security holders and would no longer be required to make distributions to security holders.  This would likely have a significant negative impact on the value of our securities.

In addition, certain of our subsidiary entities have elected to be taxed as REITs.  As such, each must separately satisfy all of the requirements to qualify for REIT status.  If a subsidiary REIT did not satisfy such requirements, and certain relief provisions did not apply, it would be taxed as a regular corporation and its income would be subject to U.S. federal income taxation.   Failure to comply with these complex REIT rules at the subsidiary REIT level can have a material and detrimental impact to EQR’s REIT status.

Gain on disposition of assets held for sale in the ordinary course of business is subject to 100% tax.

Any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax.  We do not believe that our transfers or disposals of property are prohibited transactions.  However, whether property is held for investment purposes is a question that depends on all the facts and circumstances surrounding the particular transaction.  The IRS may contend that certain transfers or dispositions of properties by us or contributions of properties are prohibited transactions.  While we believe the IRS would not prevail in any such dispute, if the IRS were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction.  In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT.

We may be subject to legislative or regulatory tax changes that could negatively impact our financial condition.

At any time, U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be enacted or amended. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, IRS and U.S. Department of Treasury regulations or administrative guidance, will be adopted or become effective and any such law, regulation or interpretation may take effect retroactively.  The Company and our shareholders could be negatively impacted by any such change in, or any new, U.S. federal income tax law, regulations or administrative guidance.

Distribution requirements may limit our flexibility to manage our portfolio.

In order to maintain qualification as a REIT under the Code, a REIT must annually distribute to its shareholders at least 90% of its REIT taxable income, excluding the dividends paid deduction and net capital gains. In addition, we will be subject to a 4% nondeductible excise tax on amounts, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains and 100% of our undistributed income from prior years.  We may not have sufficient cash or other liquid assets to meet the 90% distribution requirement. We may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received.  We may incur a reduction in tax depreciation without a reduction in capital expenditures.  Difficulties in meeting the 90% distribution requirement might arise due to competing demands for our funds or due to timing differences between tax reporting and cash distributions, because deductions may be disallowed, income may be reported before cash is received, expenses may have to be paid before a deduction is allowed or because the IRS may make a determination that adjusts reported income.  In addition, gain from the sale of property may exceed the amount of cash received on a leverage-neutral basis.  A substantial increase to our taxable income may reduce the flexibility of the Company to manage its portfolio through dispositions of properties other than through tax deferred transactions or cause the Company to borrow funds or liquidate investments on unfavorable terms in order to meet these distribution requirements. If we fail to satisfy the 90% distribution requirement, we would cease to be taxed as a REIT, resulting in substantial tax-related liabilities.

We have a share ownership limit for REIT tax purposes.

To remain qualified as a REIT for federal income tax purposes, not more than 50% in value of our outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any year.  To facilitate maintenance of our REIT qualification, our Declaration of Trust, subject to certain exceptions, prohibits ownership by any single shareholder of more than five percent of the lesser of the number or value of any outstanding class of common or preferred shares (the “Ownership Limit”). Absent an exemption or waiver granted by our Board of Trustees, securities acquired or held in violation of the Ownership Limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the security holder’s rights to distributions and to vote would terminate.  A transfer of Shares may be void if it causes a person to violate the Ownership Limit.  The Ownership Limit could delay or prevent a change in control and, therefore, could affect our security holders’ ability to realize a premium over the then-prevailing market price for their Shares.  To reduce the ability of the Board to use the Ownership Limit as an anti-takeover device, the Company’s Ownership Limit requires, rather than permits, the Board to grant a waiver of the Ownership Limit if the individual seeking a waiver demonstrates that such ownership would not jeopardize the Company’s status as a REIT.

Tax elections regarding distributions may impact future liquidity of the Company or our shareholders.

Under certain circumstances we have made and/or may consider making in the future, a tax election to treat future distributions to shareholders as distributions in the current year.  This election, which is provided for in the Code, may allow us to avoid increasing our dividends or paying additional income taxes in the current year.  However, this could result in a constraint on our ability to decrease our dividends in future years without creating risk of either violating the REIT distribution requirements or generating additional income tax liability.

In order to retain liquidity and continue to satisfy the REIT distribution requirements, the Company could issue shares rather than pay a dividend entirely in cash to shareholders. The IRS has published several rulings which have allowed REITs to offer shareholders the choice between shares or cash as a form of payment of a dividend (an “elective stock dividend”).  However, REITs are also permitted to limit the amount of cash paid to all shareholders to 20% of the total dividend paid.  Therefore, it is possible that the total tax burden to shareholders resulting from an elective stock dividend may exceed the amount of cash received by the shareholder.

Inapplicability of Maryland law limiting certain changes in control.

Certain provisions of Maryland law applicable to REITs prohibit “business combinations” (including certain issuances of equity securities) with any person who beneficially owns ten percent or more of the voting power of outstanding securities, or with an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the Company’s outstanding voting securities (an “Interested Shareholder”), or with an affiliate of an Interested Shareholder.  These prohibitions last for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder.  After the five-year period, a business combination with an Interested Shareholder must be approved by two super-majority shareholder votes unless, among other conditions, holders of common shares receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its common shares.  As permitted by Maryland law, however, the Board of Trustees of the Company has opted out of these restrictions with respect to any business combination involving Sam Zell and certain of his affiliates and persons acting in concert with them.  Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving us and/or any of them.  Such business combinations may not be in the best interest of our security holders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2019, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 309 properties located in 10 states and the District of Columbia consisting of 79,962 apartment units.  See Item 1, Business, for additional information regarding the Company’s properties and the markets/metro areas upon which we are focused.  The Company’s properties are summarized by building type in the following table:

Type	Properties	Apartment Units	Average Apartment Units
Garden	105	26,688	254
Mid/High-Rise	204	53,274	261
	309	79,962	259

The Company’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	291	76,265
Master-Leased Property – Consolidated	1	162
Partially Owned Properties – Consolidated	17	3,535
	309	79,962

The following table sets forth certain information by market relating to the Company’s properties at December 31, 2019:

Portfolio Summary
Markets/Metro Areas	Properties	Apartment Units	% of Stabilized Budgeted NOI (A)	Average Rental Rate (B)
Los Angeles	72	16,603	18.7%	$2,634
Orange County	13	4,028	4.3%	2,271
San Diego	12	3,385	3.8%	2,437
Subtotal – Southern California	97	24,016	26.8%	2,545

San Francisco	51	13,606	20.6%	3,320
Washington D.C.	48	15,248	16.2%	2,466
New York	37	9,606	14.4%	3,937
Seattle	45	9,296	10.7%	2,459
Boston	25	6,430	9.9%	3,179
Denver	5	1,624	1.4%	2,053
Other Markets	1	136	—%	1,323
Total	309	79,962	100.0%	$2,858

Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

(A)

% of Stabilized Budgeted NOI - Represents budgeted 2020 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(B)

Average Rental Rate - Total residential rental revenues reflected on a straight-line basis in accordance with GAAP divided by the weighted average occupied apartment units for the reporting period presented.

As of December 31, 2019, the Company’s same store occupancy was 96.1% and its total portfolio-wide occupancy, which includes completed development properties in various stages of lease-up, was 95.8%.  Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation.  Resident leases are generally for twelve months in length.  Garden-style are generally defined as properties with two and/or three story buildings while mid-rise/high-rise are defined as properties with greater than three story buildings.  These two property types typically provide residents with amenities, such as rooftop decks and swimming pools, fitness centers and community rooms.  In addition, many of our urban properties have parking garages and/or retail components.

The consolidated properties currently in various stages of development and lease-up at December 31, 2019 are included in the following table:

Development and Lease-Up Projects as of December 31, 2019
(Amounts in thousands except for project and apartment unit amounts)
			Total	Total	Total Book
		No. of	Budgeted	Book	Value Not			Estimated/Actual
		Apartment	Capital	Value	Placed in	Total	Percentage	Initial	Completion	Stabilization	Percentage	Percentage
Projects	Location	Units	Cost (1)	to Date	Service	Debt	Completed	Occupancy	Date	Date	Leased	Occupied
Projects Under Development - Wholly Owned:
Alcott Apartments (fka West End Tower)	Boston, MA	470	$409,749	$139,310	$139,310	$—	32%	Q2 2021	Q3 2021	Q1 2023	—	—
4885 Edgemoor Lane (2)	Bethesda, MD	154	75,271	10,865	10,865	—	4%	Q3 2021	Q3 2021	Q3 2022	—	—
Projects Under Development Wholly Owned		624	485,020	150,175	150,175	—
Projects Under Development - Partially Owned:
Aero Apartments (3)	Alameda, CA	200	117,794	31,455	31,455	7,050	11%	Q4 2020	Q2 2021	Q2 2022	—	—
Projects Under Development Partially Owned		200	117,794	31,455	31,455	7,050
Projects Under Development		824	602,814	181,630	181,630	7,050
Completed Not Stabilized (4):
Lofts at Kendall Square II (fka 249 Third Street)	Cambridge, MA	84	51,447	47,259	—	—		Q3 2019	Q3 2019	Q2 2020	81%	79%
Chloe on Madison (fka 1401 E. Madison)	Seattle, WA	137	65,341	62,995	—	—		Q3 2019	Q3 2019	Q2 2020	81%	75%
Projects Completed Not Stabilized		221	116,788	110,254	—	—
Completed and Stabilized During the Quarter:
100K Apartments	Washington D.C.	222	85,273	85,262	—	—		Q3 2018	Q4 2018	Q4 2019	96%	96%
Projects Completed and Stabilized During the Quarter		222	85,273	85,262	—	—
Total Development Projects		1,267	$804,875	$377,146	$181,630	$7,050
Land Held for Development		N/A	N/A	$96,688	$96,688	$—

(1)

Total Budgeted Capital Cost – Estimated remaining cost for projects under development and/or developed plus all capitalized costs incurred to date, including land acquisition costs, construction costs, capitalized real estate taxes and insurance, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, plus any estimates of costs remaining to be funded for all projects, all in accordance with GAAP.

(2)	4885 Edgemoor Lane – The land under this project is subject to a long-term ground lease. This project is adjacent to an existing apartment property owned by the Company.
(3)

Aero Apartments – This development project is owned 90% by the Company and 10% by a third party partner in a joint venture consolidated by the Company. Construction is being partially funded with a construction loan that is non-recourse to the Company. The joint venture partner has funded $4.6 million for its allocated share of the project equity and serves as the developer of the project.

(4)

Properties included here are substantially complete.  However, they may still require additional exterior and interior work for all apartment units to be available for leasing.  Both of these properties are wholly owned by the Company.

Item 3.  Legal Proceedings

As of December 31, 2019, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Share/Unit Dividends/Distributions (Equity Residential and ERP Operating Limited Partnership)

The Company’s Common Shares trade on the New York Stock Exchange under the trading symbol EQR.  There is no established public market for the Operating Partnership’s Units (OP Units and restricted units).  At February 14, 2020, the number of record holders of Common Shares was approximately 2,030 and 371,978,449 Common Shares were outstanding.  At February 14, 2020, the number of record holders of Units in the Operating Partnership was approximately 485 and 385,928,364 Units were outstanding.

The following table sets forth, for the years indicated, the dividends/distributions declared on the Company’s Common Shares/Operating Partnership’s Units.

	Dividends/Distributions
	2019	2018
Fourth Quarter Ended December 31,	$0.5675	$0.54
Third Quarter Ended September 30,	$0.5675	$0.54
Second Quarter Ended June 30,	$0.5675	$0.54
First Quarter Ended March 31,	$0.5675	$0.54

Unregistered Common Shares Issued in the Quarter Ended December 31, 2019 (Equity Residential)

During the quarter ended December 31, 2019, EQR issued 19,540 Common Shares in exchange for 19,540 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 with respect to the Company’s Common Shares that may be issued under its existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	5,567,544	$55.52	14,042,598
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)

The amounts shown in columns (a) and (b) of the above table do not include 306,706 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company’s 2011 Share Incentive Plan, as amended (the “2011 Plan”), and 2019 Share Incentive Plan, as amended (the “2019 Plan”), and outstanding Common Shares that have been purchased by employees and trustees under the Company’s ESPP.

(2)	Includes 11,328,266 Common Shares that may be issued under the 2019 Plan and 2,714,332 Common Shares that may be sold to employees and trustees under the ESPP.

On June 27, 2019, the shareholders of EQR approved the Company's 2019 Plan and the Company has filed a Form S-8 registration statement to register 11,331,958 Common Shares under this plan. As of December 31, 2019, 11,328,266 shares were available for future issuance. In conjunction with the approval of the 2019 Plan, no further awards may be granted under the 2011 Plan. The 2019 Plan expires on June 27, 2029.

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis, with ERPOP receiving the net cash proceeds of such issuances.

Item 6. Selected Financial Data

The following tables set forth selected financial and operating information on a historical basis for the Company and the Operating Partnership.  The following information should be read in conjunction with all of the financial statements and notes thereto included elsewhere in this Form 10-K.  The historical operating and balance sheet data have been derived from the historical financial statements of the Company and the Operating Partnership.  Certain capitalized terms as used herein are defined in the Notes to Consolidated Financial Statements.  As a result of the adoption of new lease accounting guidance on January 1, 2019, prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting policies (see Note 2 in the Notes to Consolidated Financial Statements for further discussion).

EQUITY RESIDENTIAL

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(Financial information in thousands except for per share and property data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
OPERATING DATA:
Total revenues from continuing operations	$2,701,075	$2,578,434	$2,471,406	$2,425,800	$2,744,965
Net gain (loss) on sales of real estate properties	$447,637	$256,810	$157,057	$4,044,055	$335,134
Interest and other income	$2,817	$15,317	$6,136	$65,773	$7,372
Income from continuing operations	$1,009,708	$685,192	$628,381	$4,479,586	$907,621
Discontinued operations, net	$—	$—	$—	$518	$397
Net income	$1,009,708	$685,192	$628,381	$4,480,104	$908,018
Net income available to Common Shares	$967,287	$654,445	$600,363	$4,289,072	$863,277
Earnings per share – basic:
Income from continuing operations available to Common Shares	$2.61	$1.78	$1.64	$11.75	$2.37
Net income available to Common Shares	$2.61	$1.78	$1.64	$11.75	$2.37
Weighted average Common Shares outstanding	370,461	368,052	366,968	365,002	363,498
Earnings per share – diluted:
Income from continuing operations available to Common Shares	$2.60	$1.77	$1.63	$11.68	$2.36
Net income available to Common Shares	$2.60	$1.77	$1.63	$11.68	$2.36
Weighted average Common Shares outstanding	386,333	383,695	382,678	381,992	380,620
Distributions declared per Common Share outstanding	$2.27	$2.16	$2.015	$13.015	$2.21
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$27,533,607	$26,511,022	$26,026,896	$25,386,425	$25,182,352
Real estate, after accumulated depreciation	$20,256,821	$19,814,741	$19,986,518	$20,026,036	$20,276,946
Real estate held for sale	$—	$—	$—	$—	$2,181,135
Total assets	$21,172,769	$20,394,209	$20,570,599	$20,704,148	$23,110,196
Total debt	$9,036,956	$8,817,939	$8,957,291	$8,987,258	$10,921,366
Redeemable Noncontrolling Interests – Operating Partnership	$463,400	$379,106	$366,955	$442,092	$566,783
Total shareholders' equity	$10,315,506	$10,173,204	$10,242,464	$10,229,078	$10,470,368
Total Noncontrolling Interests	$229,020	$226,445	$231,399	$231,906	$225,987
OTHER DATA:
Total properties (at end of period)	309	307	305	302	394
Total apartment units (at end of period)	79,962	79,482	78,611	77,458	109,652
Funds from operations available to Common Shares and Units – basic (1)	$1,311,058	$1,204,867	$1,204,904	$1,123,530	$1,323,786
Normalized funds from operations available to Common Shares and Units – basic (1)	$1,348,068	$1,248,710	$1,199,237	$1,179,650	$1,317,802
Cash flow provided by (used for):
Operating activities	$1,456,984	$1,356,295	$1,265,788	$1,214,123	$1,356,628
Investing activities	$(771,824)	$(376,834)	$(594,296)	$5,903,942	$(695,814)
Financing activities	$(684,474)	$(963,910)	$(789,818)	$(7,054,092)	$(666,167)

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED HISTORICAL FINANCIAL INFORMATION

(Financial information in thousands except for per Unit and property data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
OPERATING DATA:
Total revenues from continuing operations	$2,701,075	$2,578,434	$2,471,406	$2,425,800	$2,744,965
Net gain (loss) on sales of real estate properties	$447,637	$256,810	$157,057	$4,044,055	$335,134
Interest and other income	$2,817	$15,317	$6,136	$65,773	$7,372
Income from continuing operations	$1,009,708	$685,192	$628,381	$4,479,586	$907,621
Discontinued operations, net	$—	$—	$—	$518	$397
Net income	$1,009,708	$685,192	$628,381	$4,480,104	$908,018
Net income available to Units	$1,003,321	$679,384	$622,967	$4,460,583	$897,518
Earnings per Unit – basic:
Income from continuing operations available to Units	$2.61	$1.78	$1.64	$11.75	$2.37
Net income available to Units	$2.61	$1.78	$1.64	$11.75	$2.37
Weighted average Units outstanding	383,368	380,921	379,869	378,829	377,074
Earnings per Unit – diluted:
Income from continuing operations available to Units	$2.60	$1.77	$1.63	$11.68	$2.36
Net income available to Units	$2.60	$1.77	$1.63	$11.68	$2.36
Weighted average Units outstanding	386,333	383,695	382,678	381,992	380,620
Distributions declared per Unit outstanding	$2.27	$2.16	$2.015	$13.015	$2.21
BALANCE SHEET DATA (at end of period):
Real estate, before accumulated depreciation	$27,533,607	$26,511,022	$26,026,896	$25,386,425	$25,182,352
Real estate, after accumulated depreciation	$20,256,821	$19,814,741	$19,986,518	$20,026,036	$20,276,946
Real estate held for sale	$—	$—	$—	$—	$2,181,135
Total assets	$21,172,769	$20,394,209	$20,570,599	$20,704,148	$23,110,196
Total debt	$9,036,956	$8,817,939	$8,957,291	$8,987,258	$10,921,366
Redeemable Limited Partners	$463,400	$379,106	$366,955	$442,092	$566,783
Total partners’ capital	$10,543,343	$10,401,942	$10,469,155	$10,450,375	$10,691,747
Noncontrolling Interests – Partially Owned Properties	$1,183	$(2,293)	$4,708	$10,609	$4,608
OTHER DATA:
Total properties (at end of period)	309	307	305	302	394
Total apartment units (at end of period)	79,962	79,482	78,611	77,458	109,652
Funds from operations available to Units – basic (1)	$1,311,058	$1,204,867	$1,204,904	$1,123,530	$1,323,786
Normalized funds from operations available to Units – basic (1)	$1,348,068	$1,248,710	$1,199,237	$1,179,650	$1,317,802
Cash flow provided by (used for):
Operating activities	$1,456,984	$1,356,295	$1,265,788	$1,214,123	$1,356,628
Investing activities	$(771,824)	$(376,834)	$(594,296)	$5,903,942	$(695,814)
Financing activities	$(684,474)	$(963,910)	$(789,818)	$(7,054,092)	$(666,167)

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company and the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto.  Due to the Company’s ability to control the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary entity has been consolidated with the Company for financial reporting purposes, except for any unconsolidated properties/entities.  Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

Forward-looking statements in this Item 7 as well as elsewhere in this Annual Report on Form 10-K are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations, estimates, projections and assumptions made by management.  While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Many of these uncertainties and risks are difficult to predict and beyond management’s control.  Forward-looking statements are not guarantees of future performance, results or events.  The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements.  Factors that might cause such differences are discussed in Part I of this Annual Report on Form 10-K, particularly those under Item 1A, Risk Factors.

Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report.  The 2020 guidance assumptions disclosed throughout this Item 7 are based on current expectations and are forward-looking.

Overview

See Item 1, Business, for discussion regarding the Company’s overview.

Business Objectives and Operating and Investing Strategies

See Item 1, Business, for discussion regarding the Company’s business objectives and operating and investing strategies.

Results of Operations

2019 and 2018 Transactions

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located primarily in our urban and high-density suburban communities and sell apartment properties that we believe will have inferior long-term returns.  The following tables provide a rollforward of the transactions that occurred during the years ended December 31, 2019 and 2018:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2018	307	79,482
Acquisitions:
Consolidated:
Rental Properties	9	2,412	$1,039,830	4.6%
Rental Properties – Not Stabilized (1)	4	1,128	$454,859	4.9%
Land Parcels	—	—	$19,832
			Sales Price	Disposition Yield
Dispositions:
Consolidated:
Rental Properties	(11)	(2,361)	$(1,080,675)	(4.6)%
Land Parcels	—	—	$(2,100)
Unconsolidated:
Rental Properties (2)	(2)	(945)	$(394,500)	(4.7)%
Completed Developments – Consolidated	2	221
Configuration Changes	—	25
12/31/2019	309	79,962

(1)

The Company acquired four properties during the year ended December 31, 2019, consisting of two properties in the Denver market and two properties in the Seattle market, all of which are in the final stages of completing lease-up and are expected to stabilize in the second year of ownership at the Acquisition Cap Rate listed above.

(2)

The Company owned a 20% interest in unconsolidated rental properties located in San Jose, CA and South Florida.  Sales price listed is the gross sales price.  The Company received net sales proceeds of approximately $78.3 million and recognized a GAAP gain on sale of approximately $69.5 million.

The consolidated properties acquired were located in the New York, Seattle, Washington D.C., San Francisco, Los Angeles and Denver markets.  The consolidated properties disposed of were located in the New York, Washington D.C., San Francisco and Boston markets and the sales generated an Unlevered IRR of 7.8%.  The consolidated properties development completions were located in the Boston and Seattle markets.  Finally, the Company started construction on two consolidated projects, located in the San Francisco and Washington D.C. markets, consisting of 354 apartment units totaling approximately $193.1 million of expected development costs.

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2017	305	78,611
Acquisitions:
Consolidated:
Rental Properties	5	1,478	$707,005	4.4%
			Sales Price	Disposition Yield
Dispositions:
Consolidated:
Rental Properties	(5)	(1,292)	$(706,120)	(4.1)%
Land Parcels	—	—	$(2,700)
Completed Developments – Consolidated	2	671
Configuration Changes	—	14
12/31/2018	307	79,482

The consolidated properties acquired were located in the Seattle, New York, Denver and Boston markets.  The consolidated properties disposed of were located in the Seattle, Los Angeles and New York markets and the sales generated an Unlevered IRR of 8.7%.  The consolidated properties development completions were located in the San Francisco and Washington D.C. markets.  Finally, the Company started construction on one consolidated project, located in the Boston market, consisting of 469 apartment units totaling approximately $409.7 million of expected development costs.

See the Definitions section below for the definition of Acquisition Cap Rate, Development Yield, Disposition Yield and Unlevered IRR.  See also Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

The Company’s guidance assumes consolidated rental acquisitions of $1.25 billion and consolidated rental dispositions of $1.0 billion, and the Company expects that the Acquisition Cap Rate will be 0.25% lower than the Disposition Yield for the full year ending December 31, 2020.  We currently budget spending approximately $365.0 million on development costs during the year ending December 31, 2020 (inclusive of approximately $50.0 million of construction mortgage and joint venture partner obligations), primarily for properties currently under construction.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both 2019 and 2018 (the “2019 Same Store Properties”), which represented 71,830 apartment units, impacted the Company’s results of operations.  The 2019 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the year ended December 31, 2019:

	Year Ended December 31, 2019
	Properties	Apartment Units
Same Store Properties at December 31, 2018	281	71,721
2017 acquisitions	2	437
2019 dispositions	(11)	(2,361)
Properties added back to same store (1)	2	356
Lease-up properties stabilized	5	1,652
Other	—	25
Same Store Properties at December 31, 2019	279	71,830

	Year Ended December 31, 2019
	Properties	Apartment Units
Same Store	279	71,830
Non-Same Store:
2019 acquisitions	13	3,540
2018 acquisitions	5	1,461
2017 acquisitions – not stabilized	2	510
Master-Leased properties (2)	1	162
Lease-up properties not yet stabilized (3)	8	2,458
Other	1	1
Total Non-Same Store	30	8,132
Total Properties and Apartment Units	309	79,962

Note: Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

(1)	Consists of two properties which were added back to the same store portfolio as discussed further below:
a.

Playa Pacifica in Hermosa Beach, California containing 285 apartment units was removed from the same store portfolio in the first quarter of 2015 due to a major renovation in which significant portions of the property were taken offline for extended time periods.  Playa Pacifica was added back to same store for the year ended December 31, 2019 as the property achieved greater than 90% occupancy for all of the current and comparable periods presented.

b.

Acton Courtyard in Berkeley, California containing 71 apartment units was removed from the same store portfolio in the third quarter of 2016 due to an affordable housing dispute which required significant portions of the property to be vacant for an extended re-leasing period.  Acton Courtyard was added back to same store for the year ended December 31, 2019 as the property achieved greater than 90% occupancy for all of the current and comparable periods presented.

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

The following table provides comparative same store results and statistics for the 2019 Same Store Properties:

2019 vs. 2018

Same Store Results/Statistics for 71,830 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

	Results			Statistics
Description	Revenues	Expenses	NOI	Average Rental Rate (1)	Physical Occupancy (2)	Turnover (3)
2019	$2,453,259	$734,553	$1,718,706	$2,843	96.4%	49.5%
2018	$2,377,066	$708,616	$1,668,450	$2,762	96.2%	51.4%
Change	$76,193	$25,937	$50,256	$81	0.2%	(1.9%)
Change	3.2%	3.7%	3.0%	2.9%

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results for the 2019 Same Store Properties (amounts in thousands):

	Year Ended December 31,
	2019	2018
Operating income	$1,356,544	$1,115,370
Adjustments:
Fee and asset management revenue	(384)	(753)
Property management	95,344	92,485
General and administrative	52,757	53,813
Depreciation	831,083	785,725
Net (gain) loss on sales of real estate properties	(447,637)	(256,810)
Impairment	—	702
Total NOI	$1,887,707	$1,790,532
Rental income:
Same store	$2,453,259	$2,377,066
Non-same store/other	247,432	200,615
Total rental income	2,700,691	2,577,681
Operating expenses:
Same store	734,553	708,616
Non-same store/other	78,431	78,533
Total operating expenses	812,984	787,149
NOI:
Same store	1,718,706	1,668,450
Non-same store/other	169,001	122,082
Total NOI	$1,887,707	$1,790,532

The Company anticipates the following same store results for the full year ending December 31, 2020, which assumptions are based on current expectations and are forward-looking:

2020 Same Store Assumptions
Physical Occupancy	96.4%
Revenue change	2.3% to 3.3%
Expense change	3.0% to 4.0%
NOI change	1.5% to 3.5%

The following table provides the actual same store revenue growth during the year ended December 31, 2019 as compared to the same period in 2018 and our expected full year same store revenue growth for 2020:

Markets/Metro Areas	Actual Full Year 2019 Same Store Revenue Growth	Projected Full Year 2020 Same Store Revenue Growth
Boston	4.0%	2.6% to 3.6%
New York	2.3%	2.1% to 3.1%
Washington D.C.	2.3%	2.1% to 3.1%
Seattle	3.4%	3.5% to 4.5%
San Francisco	3.7%	2.6% to 3.6%
Los Angeles	3.7%	1.8% to 2.8%
Orange County	3.8%	2.7% to 3.7%
San Diego	3.3%	2.3% to 3.3%
Overall	3.2%	2.3% to 3.3%

Same store revenues for the full year of 2019 were slightly lower than our most recent expectations but still performed at the high end of our expectations from the beginning of the year.  Revenue increased due to record low turnover, strong occupancy and favorable overall demand.  The Company’s primary focus in 2019 was on providing remarkable experiences for our residents which resulted in record levels of customer satisfaction and resident retention.  The Company’s primary goals for 2020 will be to continue the 2019 trends while accelerating the deployment of various operating initiatives such as smart home technology and other sales and service related innovation improvements.   We expect consistent demand that should help with the absorption of the continued elevated supply that we expect in many of our markets.

New rent control regulations enacted in both the New York and California markets during 2019 are expected to negatively impact our overall same store revenue results by approximately 20 basis points for 2020.   Of the approximately 9,600 apartment units located in our New York market, approximately 3,100 apartment units are "rent stabilized" (primarily as a result of the 421(a) real estate tax abatement program) and therefore more directly impacted by these new regulations.  Once the abatement expires, the apartment units can be brought to market rents and will no longer be subject to the rent control regulations.  We estimate that the new regulations will have a negative impact on renewal rates for some of these 3,100 apartment units and will impact our ability to charge certain fees at all of our New York City properties (approximately 6,600 apartment units).  California’s new rent control regulations, which became effective on January 1, 2020, among other things limits the ability to raise rents on renewals to the local California consumer price index + 5% on properties fifteen years or older.  It does not, however, impose such a cap upon vacancy of an apartment unit.  Of our approximately 37,600 apartment units located in California, approximately 24,400 are subject to these new regulations.

Boston performed better than expected with strong demand across the market.  Strong occupancy, new lease and renewal pricing increases drove our improved performance in 2019.   However, with competitive new supply pressures increasing in 2020, we anticipate consistent occupancy but less growth from renewals and new leases that will lead to lower anticipated overall same store revenue growth levels in 2020.

Strong occupancy and pricing power continued to improve in New York as 2019 progressed.  This market, however, experienced some seasonal softness near year-end, resulting in a concessionary environment that was greater than expected.  For 2020, while we continue to believe the new rent control regulations will have a modestly negative impact on our New York market results, we expect overall same store revenue growth to improve from 2019 as pricing power returns to the market given the anticipated almost complete lack of competitive new supply.  Additionally, we expect slightly higher occupancy and renewal rates, favorable market conditions and new lease growth in 2020.

Washington D.C. continued to demonstrate strength in demand with strong occupancy, renewal rates achieved and new lease change despite elevated supply in 2019.  The economy, particularly in Northern Virginia, remains strong with gains in the professional and business services sector which are aiding in the absorption of new supply being delivered.  In 2020, we anticipate improved results mostly driven by stronger embedded growth starting the year and similar operating outcomes for occupancy, new lease change and achieved renewal increase.

The Seattle market performed better than expected due to stronger than anticipated demand despite elevated new supply.  Job growth continued to be very strong and we experienced the highest occupancy gains, renewal rates achieved and new lease pricing of any of our markets in 2019.  We expect to produce better same store revenue growth in 2020 with similar occupancy, slight improvement to achieved renewal rates and the majority of growth coming from gains in new leases as we look to capitalize on the current and near-term pricing power in the portfolio.

San Francisco performed slightly below our most recent expectations due to lower occupancy and elevated supply, especially in the East Bay, impacting performance towards the end of 2019.  While these trends are consistent with normal seasonal declines, they were modestly more pronounced.  In 2020, we expect similar new supply levels with the concentration of competitive supply impacting the downtown and South Bay areas the most.  Expected revenue growth in 2020 is lower compared to 2019 due to the impact of this new supply and the new rent control regulations.  While we expect some softness when new supply is concentrated around us, this market has a critical mass of technology talent and growth drivers for strong long-term performance.

While the Los Angeles market continued to maintain steady occupancy and solid renewal rates, the market performed slightly below our expectations due to pricing power declines and negative new lease changes as new supply was delivered during the second half of 2019.  We expect Los Angeles to be our most challenged market in 2020 due to elevated new supply, implementation of the new rent control regulations and restrictions on short-term lease pricing.  Therefore, we expect slightly lower occupancy, modest gains in new lease change and a decline in renewal rate achieved growth.

In Orange County, results continued to be strong and in line with our expectations primarily due to high occupancy levels and in-line renewal rate achieved and new lease change.  Our properties performed well against competitive new supply during 2019.  For 2020, we expect to deliver similar occupancy, slight gains in new lease change and a decline in renewal rate achieved growth due to the impact of the new rent control regulations, leading to expected 2020 results below 2019. With strong occupancy, we believe that we are well-positioned heading into a competitive environment.

In San Diego, occupancy was better than expected but renewal rate achieved and new lease pricing were both lower than anticipated, resulting in same store revenue slightly below our expectations.  Overall, military spending in this market remains strong but supply pressure limits our pricing power.  We expect to deliver strong but lower same store revenue growth in 2020 with similar occupancy, slight gains in new lease change and a decline in renewal rate achieved growth based on the impact of the new rent control regulations.  With strong occupancy, we believe that we are well-positioned heading into a competitive environment.

The following table provides comparative same store operating expenses for the 2019 Same Store Properties:

2019 vs. 2018

Same Store Operating Expenses for 71,830 Same Store Apartment Units

$ in thousands

					% of Actual
					2019
	Actual	Actual	$	%	Operating
	2019	2018	Change (5)	Change	Expenses
Real estate taxes	$315,033	$301,969	$13,064	4.3%	42.9%
On-site payroll (1)	157,120	155,901	1,219	0.8%	21.4%
Utilities (2)	98,015	94,949	3,066	3.2%	13.4%
Repairs and maintenance (3)	92,361	90,050	2,311	2.6%	12.6%
Insurance	20,869	18,973	1,896	10.0%	2.8%
Leasing and advertising	9,774	9,883	(109)	(1.1)%	1.3%
Other on-site operating expenses (4)	41,381	36,891	4,490	12.2%	5.6%
Same store operating expenses	$734,553	$708,616	$25,937	3.7%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
(3)

Repairs and maintenance – Includes general maintenance costs, apartment unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair and maintenance costs.

(4)	Other on-site operating expenses – Includes ground lease costs and administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
(5)	The changes are due primarily to:
•	Real estate taxes – Increase above expectations due primarily to fewer recoveries from appeals activity.
•	On-site payroll – Increase below expectations. Payroll pressures continue but were offset by lower than expected employee benefit-related costs.
•	Utilities – Growth generally in line with expectations for the year.

•	Insurance – Increase due to higher premiums on property insurance renewal as a result of challenging conditions in the insurance market.
•	Other on-site operating expenses – Increase primarily driven by higher ground lease costs due to a contractual revaluation at one property along with higher association fees.

Same store expenses increased 3.7% during the year ended December 31, 2019 as compared to the same period in 2018, which was towards the low end of our original expectations (3.5% to 4.5%) and slightly lower than our most recent guidance provided in October 2019 (3.8%).

We anticipate same store expenses to increase between 3.0% to 4.0% for 2020 as compared to 2019 primarily due to the following items:

•

Real estate taxes are estimated to remain elevated with an increase between 3.75% and 4.75% primarily due to the 421-a tax abatement benefits continuing to burn-off in New York, a slight decline in forecasted year-over-year appeals activity and anticipated rate pressure in Seattle;

•

Payroll costs are estimated to increase approximately 2.25% to 3.25% primarily due to continued pressures from a tight labor market and anticipated increases in medical insurance and other employee benefits due to these costs being lower than expected in 2019.  Excluding these anticipated medical expense/benefit pressures, we would expect growth to be very modest;

•	Utilities are estimated to increase between 2.5% and 3.5% primarily due to continued modest commodity cost pressures along with increases in trash and sewer costs; and

•

Repairs and maintenance costs are estimated to increase between 2.5% and 3.5% primarily due to significant pressure from increases in minimum wages for contract labor and additional cost from our operating initiatives offset by forecasted better utilization of our internal workforce.

Same store NOI increased 3.0% for the full year 2019 as compared to the same period in 2018, which was at the high end of our original expectations (1.5% to 3.0%) and slightly lower than our most recent guidance provided in October 2019 (3.1%).  The Company anticipates same store NOI growth for the full year 2020 of approximately 1.5% to 3.5% as a result of the same store revenue and expense expectations discussed above.

See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the year ended December 31, 2019 increased approximately $46.9 million compared to the same period of 2018 and consist primarily of properties acquired in calendar years 2018 and 2019, operations from the Company’s development properties and operations prior to disposition from 2018 and 2019 sold properties.  This difference is due primarily to:

•	A positive impact of higher NOI from development and newly stabilized development properties in lease-up of $13.4 million;
•	A positive impact of higher NOI from properties mainly acquired in 2018 and 2019 of $53.2 million;
•	A positive impact of higher NOI from other non-same store properties (including one current and two former master leased properties) of $0.8 million; and

•	A negative impact of lost NOI from 2018 and 2019 dispositions of $31.7 million.

Comparison of the year ended December 31, 2019 to the year ended December 31, 2018.

The following table presents a reconciliation of diluted earnings per share/unit for the year ended December 31, 2019 as compared to the same period in 2018:

Year Ended December 31
Diluted earnings per share/unit for full year 2018	$1.77
Property NOI	0.25
Debt extinguishment costs	0.05
Depreciation expense	(0.09)
Net gain/loss on property/unconsolidated sales	0.67
Other	(0.05)
Diluted earnings per share/unit for full year 2019	$2.60

The increase in consolidated NOI is primarily a result of the Company’s improved NOI from same store and lease-up properties along with NOI from the Company’s recent transaction activity.  The following table presents the changes in the components of consolidated NOI for the year ended December 31, 2019 as compared to the same period in 2018:

Year Ended December 31, 2019
Consolidated rental income	4.8%
Consolidated operating expenses (1)	3.3%
Consolidated NOI	5.4%

(1)	Consolidated operating expenses are comprised of property and maintenance and real estate taxes and insurance.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased approximately $2.9 million or 3.1% during the year ended December 31, 2019 as compared to 2018.  These increases are primarily attributable to increases in legal and professional fees, computer operations and education/conferences cost.  The Company anticipates that property management expenses will approximate $100.0 million to $102.0 million for the year ending December 31, 2020, inclusive of $1.5 million of additional expenses for various operating initiatives such as sales-focused improvements and service enhancements along with personnel costs to support these initiatives.

General and administrative expenses, which include corporate operating expenses, decreased approximately $1.1 million or 2.0% during the year ended December 31, 2019 as compared to 2018, primarily due to decreases in payroll-related costs, partially offset by increases in office rent.  The Company anticipates that general and administrative expenses will approximate $50.0 million to $52.0 million for the year ending December 31, 2020.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $45.4 million or 5.8% during the year ended December 31, 2019 as compared to 2018, primarily as a result of additional depreciation expense on properties acquired in 2018 and 2019 and development properties placed in service during 2018 and 2019, offset by lower depreciation from properties sold in 2018 and 2019.

Net gain on sales of real estate properties increased approximately $190.8 million or 74.3% during the year ended December 31, 2019 as compared to 2018, primarily as a result of a higher sales volume with the sale of eleven consolidated apartment properties in 2019 as compared to five consolidated apartment properties in 2018.

Interest and other income decreased approximately $12.5 million or 81.6% during the year ended December 31, 2019 as compared to 2018, primarily due to a decline in insurance/litigation settlement proceeds received during 2019 as compared to 2018.  The Company anticipates that interest and other income will approximate $1.5 million to $2.0 million for the year ending December 31, 2020, excluding certain non-comparable insurance/litigation settlement proceeds.

Other expenses increased approximately $0.9 million or 5.3% during the year ended December 31, 2019 as compared to 2018, primarily due to an increase in expenses related to litigation settlements, pursuit costs and various consulting costs related to a data analytics project, partially offset by a decrease in advocacy contributions in 2019 as compared to 2018.

Interest expense, including amortization of deferred financing costs, decreased approximately $22.9 million or 5.4% during the year ended December 31, 2019 as compared to 2018.  The decrease is due primarily to $17.3 million in lower debt extinguishment costs in 2019 as compared to 2018.  The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the year ended December 31, 2019 was 4.20% as compared to 4.32% in 2018.  The Company capitalized interest of approximately $6.9 million and $6.3 million during the years ended December 31, 2019 and 2018, respectively.  The Company anticipates that interest expense, excluding debt extinguishment costs/prepayment penalties, will approximate $340.0 million to $348.0 million and capitalized interest will approximate $12.0 million to $14.0 million for the year ending December 31, 2020.

Income and other tax benefit increased approximately $3.2 million during the year ended December 31, 2019 as compared to 2018, primarily due to various alternative minimum tax credit refunds recognized in 2019 that did not occur in 2018.  The Company anticipates that income and other tax expense will approximate $0.7 million to $1.2 million for the year ending December 31, 2020.

Income from investments in unconsolidated entities increased approximately $69.6 million during the year ended December 31, 2019 as compared to 2018, primarily as a result of a $69.5 million gain on the sale of two unconsolidated properties in 2019 that did not occur in 2018.

Net gain on sales of land parcels increased approximately $1.1 million during the year ended December 31, 2019 as compared to 2018, primarily due to a higher gain on the sale of two land parcels in 2019 as compared to one land parcel sale in 2018.

For comparison of the year ended December 31, 2018 to the year ended December 31, 2017, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

As of January 1, 2019, the Company had approximately $47.4 million of cash and cash equivalents and approximately $68.9 million of restricted deposits, and the available borrowing capacity on its revolving credit facility was $1.40 billion.  After the effect of the various transactions discussed in the following paragraphs and the net cash provided by operating activities, at December 31, 2019, the Company’s cash and cash equivalents balance was approximately $45.8 million, the restricted deposits balance was approximately $71.2 million and the available borrowing capacity on its revolving credit facility was $1.38 billion.  See Note 9 in the Notes to Consolidated Financial Statements for further discussion of the availability on the Company’s revolving credit facility.

During the year ended December 31, 2019, the Company generated proceeds from various transactions, which included the following:

•	Disposed of eleven consolidated rental properties, two unconsolidated rental properties and two land parcels, receiving combined net proceeds of approximately $1.1 billion;
•	Obtained $295.8 million of mortgage loan proceeds;
•	Issued $600.0 million of ten-year 3.00% unsecured notes, receiving net proceeds of approximately $597.5 million before underwriting fees, hedge termination costs and other expenses;
•	Issued $600.0 million of ten-year 2.50% unsecured notes, receiving net proceeds of approximately $597.0 million before underwriting fees and other expenses; and
•

Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $80.9 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the year ended December 31, 2019, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire thirteen consolidated rental properties and four land parcels for approximately $1.5 billion in cash;
•	Invest $195.7 million primarily in development projects;
•	Repay $749.8 million of mortgage loans (inclusive of scheduled principal repayments) and incur prepayment penalties of approximately $3.4 million; and
•	Repay $1.1 billion of unsecured notes and incur prepayment penalties of approximately $10.3 million.

Credit Facility and Commercial Paper Program

The Company has a $2.5 billion unsecured revolving credit facility maturing November 1, 2024.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.775%), or based on bids received from the lending group, and the Company pays a quarterly facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.

The unsecured revolving credit agreement contains provisions that establish a process for entering into an amendment to replace LIBOR under certain circumstances, such as the anticipated phase-out of LIBOR by the end of 2021. At this time, it cannot be determined what interest rate(s) may succeed LIBOR, if any, and how any successor or alternative rates for LIBOR may affect borrowing costs or the availability of variable interest rate borrowings.

The Company has an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $1.0 billion under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of February 14, 2020 (amounts in thousands):

February 14, 2020
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(1,000,000)
Unsecured revolving credit facility balance outstanding	(10,000)
Other restricted amounts	(100,949)
Unsecured revolving credit facility availability	$1,389,051

Dividend Policy

The Company determines its dividends/distributions based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for each quarter in 2019 of $0.5675 per share/unit, an annualized increase of 5.1% over the amount paid in 2018.  This increase is supported by the Company’s strong growth in property operations and a significant reduction in its development activity resulting in a material increase in available cash flow.  The Company’s 2019 operating cash flow was sufficient to cover capital expenditures and regular dividends/distributions.

The Company expects to declare a dividend/distribution of $0.6025 per share/unit for the first quarter of 2020, an annualized increase of 6.2% over the amount paid in 2019.  This increase is driven by the Company’s continued strong cash flow performance, solid balance sheet and modest payout ratio.  The Company believes that its expected 2020 operating cash flow will be sufficient to cover capital expenditures and regular dividends/distributions.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in January 2020 amounted to $218.3 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the fourth quarter ended December 31, 2019.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities, including additional OP Units, proceeds received from the disposition of certain properties and joint ventures and cash generated from operations after all distributions.  In addition, the Company has a significant number of unencumbered properties available to secure additional mortgage borrowings in the event that unsecured capital is unavailable or the cost of alternative sources of capital is too high.  The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $27.5 billion in investment in real estate on the Company’s balance sheet at December 31, 2019, $23.9 billion or 86.9% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues public equity and guarantees certain debt of the Operating Partnership from time to time.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of December 31, 2019 are as follows:

Debt Summary as of December 31, 2019

($ in thousands)

	Amounts	% of Total	Weighted Average Rates	Weighted Average Maturities (years)
Secured	$1,941,610	21.5%	3.84%	6.5
Unsecured	7,095,346	78.5%	4.07%	9.2
Total	$9,036,956	100.0%	4.02%	8.6
Fixed Rate Debt:
Secured – Conventional	$1,574,699	17.4%	4.28%	4.3
Unsecured – Public	6,077,513	67.3%	4.24%	10.8
Fixed Rate Debt	7,652,212	84.7%	4.25%	9.5
Floating Rate Debt:
Secured – Conventional	7,050	0.1%	3.28%	2.5
Secured – Tax Exempt	359,861	4.0%	1.94%	16.0
Unsecured – Public	—	—	3.34%	—
Unsecured – Revolving Credit Facility	20,000	0.2%	3.12%	4.8
Unsecured – Commercial Paper Program	997,833	11.0%	2.42%	—
Floating Rate Debt	1,384,744	15.3%	2.49%	4.3
Total	$9,036,956	100.0%	4.02%	8.6

Debt Maturity Schedule as of December 31, 2019

($ in thousands)

Year	Fixed Rate	Floating Rate		Total	% of Total	Weighted Average Coupons on Fixed Rate Debt	Weighted Average Coupons on Total Debt
2020	$27,542	$1,000,000	(1)	$1,027,542	11.3%	4.56%	2.07%
2021	926,404	—		926,404	10.1%	4.64%	4.64%
2022	264,185	7,650		271,835	3.0%	3.25%	3.23%
2023	1,325,588	3,500		1,329,088	14.5%	3.74%	3.73%
2024	—	26,100	(2)	26,100	0.3%	N/A	2.37%
2025	450,000	8,200		458,200	5.0%	3.38%	3.34%
2026	592,025	9,000		601,025	6.6%	3.58%	3.56%
2027	400,000	9,800		409,800	4.5%	3.25%	3.21%
2028	900,000	42,380		942,380	10.3%	3.79%	3.70%
2029	888,120	11,500		899,620	9.9%	3.30%	3.28%
2030+	1,950,850	288,135		2,238,985	24.5%	3.81%	3.53%
Subtotal	7,724,714	1,406,265		9,130,979	100.0%	3.75%	3.47%
Deferred Financing Costs and Unamortized (Discount)	(72,502)	(21,521)		(94,023)	N/A	N/A	N/A
Total	$7,652,212	$1,384,744		$9,036,956	100.0%	3.75%	3.47%

(1)	Represents principal outstanding on the Company’s commercial paper program.
(2)	Includes $20.0 million in principal outstanding on the Company’s revolving credit facility.

See the Definitions section below for the definition of Weighted Average Coupons and Weighted Average Rates.  See also Note 9 in the Notes to Consolidated Financial Statements for additional discussion of debt at December 31, 2019.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2019 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential

Capital Structure as of December 31, 2019

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$1,941,610	21.5%
Unsecured Debt			7,095,346	78.5%
Total Debt			9,036,956	100.0%	22.4%
Common Shares (includes Restricted Shares)	371,670,884	96.4%
Units (includes OP Units and Restricted Units)	13,731,315	3.6%
Total Shares and Units	385,402,199	100.0%
Common Share Price at December 31, 2019	$80.92
			31,186,746	99.9%
Perpetual Preferred Equity			37,280	0.1%
Total Equity			31,224,026	100.0%	77.6%
Total Market Capitalization			$40,260,982		100.0%

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2019 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership

Capital Structure as of December 31, 2019

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$1,941,610	21.5%
Unsecured Debt		7,095,346	78.5%
Total Debt		9,036,956	100.0%	22.4%
Total Outstanding Units	385,402,199
Common Share Price at December 31, 2019	$80.92
		31,186,746	99.9%
Perpetual Preference Units		37,280	0.1%
Total Equity		31,224,026	100.0%	77.6%
Total Market Capitalization		$40,260,982		100.0%

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions.  In June 2019, the Company extended the program maturity to June 2022.  In connection with the extension, the Company may now also sell Common Shares under forward sale agreements.  The use of a forward sale agreement would allow the Company to lock in a price on the sale of Common Shares at the time the agreement is executed, but defer receiving the proceeds from the sale until a later date.  EQR has the authority to issue 13.0 million shares but has not issued any shares under this program since September 2012.  EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR.  Actual sales will depend on a variety of factors, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. Through February 14, 2020, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008, and no repurchases of any kind have occurred since February 2014.  EQR may, but shall have no obligation to, repurchase Common Shares through the share repurchase program in amounts and at times to be determined by EQR.  Actual repurchases will depend on a variety of factors, including (among others) market conditions, the trading price of EQR’s Common Shares and other opportunities for the investment of available capital.  As of February 14, 2020, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings as well as EQR’s long-term preferred equity ratings, which all have a stable outlook, as of February 14, 2020 are as follows:

	Standard & Poor’s	Moody’s	Fitch
ERPOP’s long-term senior debt rating	A-	A3	A
ERPOP’s short-term commercial paper rating	A-2	P-2	F-1
EQR’s long-term preferred equity rating	BBB	Baa1	BBB+

See Note 18 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to December 31, 2019.

Capitalization of Fixed Assets and Improvements to Real Estate

Our policy with respect to capital expenditures is generally to capitalize expenditures that improve the value of the property or extend the useful life of the component asset of the property.  We track improvements to real estate in three major categories and several subcategories:

▪	Replacements (inside the apartment unit). These include:
•	flooring such as carpets, hardwood, vinyl or tile;

•	appliances;
•	mechanical equipment such as individual furnace/air units, hot water heaters, smoke/carbon monoxide/water alarms, etc.;
•	furniture and fixtures such as kitchen/bath cabinets, light fixtures, ceiling fans, sinks, tubs, toilets, mirrors, countertops, etc.; and
•	blinds and window coverings.

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

All building improvements are depreciated over a five to fifteen-year estimated useful life.  We capitalize building improvements and upgrades only if the item: (i) exceeds $2,500 (selected projects may be restricted by other thresholds); (ii) extends the useful life of the asset; and (iii) improves the value of the asset.

The third major category is renovations, which primarily consists of expenditures for kitchens and baths designed to reposition the apartment units/properties for higher rental levels in their respective markets.  All renovation expenditures are depreciated over a ten-year estimated useful life.

For the year ended December 31, 2019, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Year Ended December 31, 2019

	Same Store Properties (4)	Non-Same Store Properties/Other (5)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units	71,830	8,132	79,962

Building Improvements (1)	$91,256	$7,469	$98,725	$1,270
Renovation Expenditures (2)	37,466	2,607	40,073	522
Replacements (3)	37,063	2,562	39,625	516
Total Capital Expenditures to Real Estate	$165,785	$12,638	$178,423	$2,308

(1)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(2)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 2,415 same store apartment units approximated $15,515 per apartment unit renovated.

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

For the year ended December 31, 2018, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Year Ended December 31, 2018

	Same Stores Properties (5)	Non-Same Store Properties/Other (6)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units (1)	71,721	6,816	78,537

Building Improvements (2)	$100,382	$3,830	$104,212	$1,399
Renovation Expenditures (3)	39,431	1,922	41,353	550
Replacements (4)	41,746	1,190	42,936	582
Total Capital Expenditures to Real Estate	$181,559	$6,942	$188,501	$2,531

(1)	Total Apartment Units – Excludes 945 unconsolidated apartment units for which capital expenditures to real estate are self-funded and do not consolidate into the Company’s results.
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

The Company estimates that during 2020 it will spend approximately $2,600 per same store apartment unit or $195.0 million of total capital expenditures to real estate for same store properties.  Included in these total expected expenditures are approximately $50.0 million for apartment unit renovation expenditures on approximately 2,500 same store apartment units at an average cost of approximately $20,000 per apartment unit renovated and approximately $10.0 million on smart home technology upgrades on approximately 10,000 same store apartment units at an average cost of approximately $1,000 per apartment unit.  The anticipated total capital expenditures to real estate for same store properties represent a higher absolute and per unit dollar amount and percentage of same store revenues as compared to 2019, primarily due to the higher expected renovation expenditures and smart home technology upgrades.

During the year ended December 31, 2019, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $5.0 million.  The Company expects to fund approximately $22.7 million in total non-real estate capital additions in 2020.  These anticipated fundings are significantly higher than 2019 and are primarily driven by corporate office renovations during 2020.

Derivative Instruments

In the normal course of business, the Company is exposed to the effect of interest rate changes.  The Company may seek to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.  The Company may also use derivatives to manage commodity prices in the daily operations of the business.

The Company has a policy of only entering into derivative contracts with major financial institutions based upon their credit ratings and other factors.  When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from these instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives it currently has in place.

See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2019.

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

•

Weighted Average Coupons – Contractual interest rate for each debt instrument weighted by principal balances as of December 31, 2019. In case of debt for which fair value hedges are in place, the rate payable under the corresponding derivatives is used in lieu of the contractual interest rate.

•

Weighted Average Rates – Interest expense for each debt instrument for the year ended December 31, 2019 weighted by its average principal balance for the same period. Interest expense includes amortization of premiums, discounts and other comprehensive income on debt and related derivative instruments. In case of debt for which derivatives are in place, the income or expense recognized under the corresponding derivatives is included in the total interest expense for the period.

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

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2019:

Payments Due by Year (in thousands)
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Unamortized Cost/Discounts	Total
Debt:
Principal (1)	$1,027,542	$926,404	$271,835	$1,329,088	$26,100	$5,550,010	$(94,023)	$9,036,956
Interest (2)	293,787	285,821	246,209	224,351	191,102	1,654,552	—	2,895,822
Finance Leases (3):
Minimum Rent Payments	567	578	590	601	614	33,850	—	36,800
Operating Leases (3):
Minimum Rent Payments	16,914	17,161	16,907	16,998	17,330	979,172	—	1,064,482
Other Long-Term Liabilities (3):
Deferred Compensation	761	1,116	1,116	991	709	3,897	—	8,590
Total	$1,339,571	$1,231,080	$536,657	$1,572,029	$235,855	$8,221,481	$(94,023)	$13,042,650

(1)	Amounts include aggregate principal payments only.
(2)

Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2019 and inclusive of capitalized interest.  For floating rate debt, the current rate in effect for the most recent payment through December 31, 2019 is assumed to be in effect through the respective maturity date of each instrument.

(3)

See Note 8 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s lease disclosures.  See Note 16 in the Notes to Consolidated Financial Statements for discussion regarding the Company’s deferred compensation.

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

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.  These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2019.

The Company has identified the significant accounting policies below as critical accounting policies.  These critical accounting policies are those that have the most impact on the reporting of our financial condition and those requiring significant judgments and estimates.  With respect to these critical accounting policies, management believes that the application of judgments and estimates is consistently applied and produces financial information that fairly presents the results of operations for all periods presented.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, including its investment in real estate, for indicators of impairment.  The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal, regulatory and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties.  Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.  Assessing impairment can be complex and involves a high degree of subjectivity in determining if indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset.  In particular, these estimates are sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses, discount and capitalization rates and our intent and ability to hold the related asset, all of which could be affected by our expectations about future market or economic conditions.  These estimates can have a significant impact on the undiscounted cash flows or estimated fair value of an asset.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for each of the five years ended December 31, 2019:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017	2016	2015
Net income	$1,009,708	$685,192	$628,381	$4,480,104	$908,018
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,297)	(2,718)	(2,323)	(16,430)	(3,657)
Preferred/preference distributions	(3,090)	(3,090)	(3,091)	(3,091)	(3,357)
Premium on redemption of Preferred Shares/Preference Units	—	—	—	—	(3,486)
Net income available to Common Shares and Units / Units	1,003,321	679,384	622,967	4,460,583	897,518
Adjustments:
Depreciation	831,083	785,725	743,749	705,649	765,895
Depreciation – Non-real estate additions	(5,585)	(4,561)	(5,023)	(5,224)	(4,981)
Depreciation – Partially Owned Properties	(3,599)	(3,740)	(4,526)	(3,805)	(4,332)
Depreciation – Unconsolidated Properties	2,997	4,451	4,577	4,745	4,920
Net (gain) loss on sales of unconsolidated entities – operating assets	(69,522)	—	(73)	(8,841)	(100)
Net (gain) loss on sales of real estate properties	(447,637)	(256,810)	(157,057)	(4,044,055)	(335,134)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	—	(284)	290	14,521	—
Discontinued operations:
Net (gain) loss on sales of discontinued operations	—	—	—	(43)	—
Impairment – operating assets	—	702	—	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	1,311,058	1,204,867	1,204,904	1,123,530	1,323,786
Adjustments:
Impairment – non-operating assets	—	—	1,693	—	—
Write-off of pursuit costs	5,529	4,450	3,106	4,092	3,208
Debt extinguishment and preferred share redemption (gains) losses	23,991	41,335	11,789	121,694	5,704
Non-operating asset (gains) losses	(940)	(161)	(18,884)	(73,301)	(18,805)
Other miscellaneous items	8,430	(1,781)	(3,371)	3,635	3,909
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,348,068	$1,248,710	$1,199,237	$1,179,650	$1,317,802

FFO (1) (3)	$1,314,148	$1,207,957	$1,207,995	$1,126,621	$1,330,629
Preferred/preference distributions	(3,090)	(3,090)	(3,091)	(3,091)	(3,357)
Premium on redemption of Preferred Shares/Preference Units	—	—	—	—	(3,486)
FFO available to Common Shares and Units / Units (1) (3) (4)	$1,311,058	$1,204,867	$1,204,904	$1,123,530	$1,323,786

Normalized FFO (2) (3)	$1,351,158	$1,251,800	$1,202,328	$1,182,741	$1,321,159
Preferred/preference distributions	(3,090)	(3,090)	(3,091)	(3,091)	(3,357)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,348,068	$1,248,710	$1,199,237	$1,179,650	$1,317,802

(1)

The National Association of Real Estate Investment Trusts (“Nareit”) defines funds from operations (“FFO”) (December 2018 White Paper) as net income (computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), excluding gains or losses from sales and impairment write-downs of depreciable real estate and land when connected to the main business of a REIT, impairment write-downs of investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and depreciation and amortization related to real estate.  Adjustments for partially owned consolidated and unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from financial instruments primarily from changes in interest rates.  Such risks derive from the refinancing of debt maturities, from exposure to interest rate fluctuations on floating rate debt and from derivative instruments utilized to swap fixed rate debt to floating or to hedge rates in anticipation of future debt issuances.  Our operating results are, therefore, affected by changes in short-term interest rates, primarily London interbank offered rate (“LIBOR”) and Securities Industry and Financial Markets Association (“SIFMA”) indices, which directly impact borrowings under our revolving credit facility and interest on secured and unsecured borrowings contractually tied to such rates.  Short-term interest rates also indirectly affect the discount on notes issued under our commercial paper program.  Additionally, we have exposure to long-term interest rates, particularly U.S. Treasuries as they are utilized to price our long term borrowings and therefore affect the cost of refinancing existing debt or incurring additional debt.

The Company monitors and manages interest rates as part of its risk management process, by targeting adequate levels of floating rate exposure and an appropriate debt maturity profile.  From time to time, we may utilize derivative instruments to manage interest rate exposure and to comply with the requirements of certain lenders, but not for trading or speculative purposes.  See also Note 10 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments.

The Company had total variable rate debt of $1.4 billion, representing 15.3% of total debt, and $1.4 billion, representing 16.4% of total debt as of December 31, 2019 and 2018, respectively.  If interest rates had been 100 basis points higher in 2019 and 2018 and average balances coincided with year end balances, our annual interest expense would have been $13.8 million and $14.5 million higher, respectively.  Unsecured notes issued under the Company’s commercial paper program are treated as variable rate debt for the purposes of this calculation even though they do not have a stated interest rate, given their short-term nature.  The effect of derivatives, if applicable, is also considered when computing the total amount of variable rate debt.

Changes in interest rates also affect the estimated fair market value of our fixed rate debt, computed using a discounted cash flow model.  As of December 31, 2019, the Company had total outstanding fixed rate debt of $7.7 billion, or 84.7% of total debt, with an estimated fair market value of $8.2 billion.  If interest rates had been 100 basis points lower as of December 31, 2019, the estimated fair market value would have increased by approximately $664.4 million.  As of December 31, 2018, the Company had total outstanding fixed rate debt of $7.4 billion, or 83.6% of total debt, with an estimated fair market value of $7.4 billion.  If interest rates had been 100 basis points lower as of December 31, 2018, the estimated fair market value would have increased by approximately $514.3 million.

The Company had no outstanding derivative instruments as of December 31, 2019 and had derivative instruments with a net liability fair value of approximately $10.1 million as of December 31, 2018.  If interest rates had been 27 basis points (representing 10% of the weighted average of the then prevailing market rates) lower on December 31, 2018, the liability would have increased by approximately $11.3 million.

These amounts were determined by considering the impact of hypothetical interest rates on the Company’s financial instruments.  These analyses do not consider the effects of the changes in overall economic activity that could exist in such an environment.  Further, in the event of changes of such magnitude, management would likely take actions to further mitigate its exposure to these changes.  However, due to the uncertainty of the specific actions that would be taken and their possible effects, this analysis assumes no changes in the Company’s financial structure or results.

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

None.

Item 9A. Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2019, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2019.  Our internal control over financial reporting has been audited as of December 31, 2019 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2019, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Operating Partnership’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2019.  Our internal control over financial reporting has been audited as of December 31, 2019 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accounting Fees and Services

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, Equity Residential’s Proxy Statement, which the Company intends to file no later than 120 days after the end of its fiscal year ended December 31, 2019, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 96.4% owner of ERP Operating Limited Partnership.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1)	Financial Statements: See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K.
(2)	Exhibits: See the Exhibit Index.
(3)	Financial Statement Schedules: See Index to Consolidated Financial Statements and Schedule on page F-1 of this Form 10-K.

Item 16.  Form 10-K Summary

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

Exhibit	Description	Location
3.1	Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to Equity Residential’s Form 10-K for the year ended December 31, 2004.

3.2	Eighth Amended and Restated Bylaws of Equity Residential, effective as of October 1, 2015.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on October 1, 2015.

3.3	First Amendment to Eighth Amended and Restated Bylaws of Equity Residential, dated November 20, 2017.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on November 20, 2017.

3.4	Sixth Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership dated as of March 12, 2009.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 12, 2009, filed on March 18, 2009.

4.1	Description of Equity Residential Common Shares Registered Under Section 12 of the Securities Exchange Act of 1934.	Attached herein.

4.2	Description of ERP Operating Limited Partnership Notes Registered Under Section 12 of the Securities Exchange Act of 1934.	Attached herein.

4.3	Description of ERP Operating Limited Partnership OP Units Registered Under Section 12 of the Securities Exchange Act of 1934.	Attached herein.

4.4	Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to ERP Operating Limited Partnership’s Form S-3 filed on October 7, 1994. **

4.5	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.

4.6	Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.

4.7	Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.8	Fourth Supplemental Indenture to Indenture, dated as of December 12, 2011.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.

4.9	Fifth Supplemental Indenture to Indenture, dated as of February 1, 2016.	Included as Exhibit 4.6 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2015.

4.10	Form of 4.625% Note due December 15, 2021.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.

4.11	Form of 3.00% Note due April 15, 2023.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated April 3, 2013, filed on April 8, 2013.

4.12	Form of 3.375% Note due June 1, 2025.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.13	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on August 13, 1996.

4.14	Form of 2.850% Note due November 1, 2026.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated October 4, 2016, filed on October 7, 2016.

4.15	Form of 3.250% Note due August 1, 2027.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

4.16	Form of 3.500% Note due March 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 1, 2018, filed on February 6, 2018.

4.17		Form of 4.150% Note due December 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated November 28, 2018, filed on November 29, 2018.

4.18		Form of 3.000% Note due July 1, 2029.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 17, 2019, filed on June 20, 2019.

4.19		Form of 2.500% Note due February 15, 2030.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 20, 2019, filed on August 22, 2019.

4.20		Form of 4.500% Note due July 1, 2044.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.

4.21		Form of 4.500% Note due June 1, 2045.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.22		Form of 4.000% Note due August 1, 2047.	Included as Exhibit 4.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

10.1	*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158. **

10.2	*	Noncompetition Agreement (Spector).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158. **

10.3	*	Form of Noncompetition Agreement (other officers).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158. **

10.4		Revolving Credit Agreement, dated as of November 1, 2019, among ERP Operating Limited Partnership, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated November 1, 2019, filed on November 4, 2019.

10.5		Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential's Form 10-K for the year ended December 31, 1999.

10.6	*	Equity Residential 2019 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 27, 2019, filed on July 1, 2019.

10.7	*	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 16, 2011, filed on June 22, 2011.

10.8	*	First Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.

10.9	*	Second Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.

10.10	*	Third Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2014.

10.11	*	Fourth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2014.

10.12	*	Fifth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2016.

10.13	*	Sixth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.18 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2016.

10.14	*	Seventh Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2017.

10.15	*	Equity Residential Second Restated 2002 Share Incentive Plan dated December 10, 2008.	Included as Exhibit 10.15 to Equity Residential's Form 10-K for the year ended December 31, 2008.

10.16	*	First Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2010.

10.17	*	Second Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2011.

10.18	*	Third Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.

10.19	*	Fourth Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.

10.20	*	Form of 2018 Long-Term Incentive Plan Award Agreement.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2018.

10.21	*	Form of Change in Control/Severance Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to Equity Residential's Form 10-K for the year ended December 31, 2001.

10.22	*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2009.

10.23	*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2003.

10.24	*	Form of Letter Agreement between Equity Residential and Alan W. George.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2008.

10.25	*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential's Form 10-K for the year ended December 31, 2006.

10.26	*	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2001.

10.27	*	Rule of 70 Retirement Agreement, dated February 28, 2018, by and between Equity Residential and David S. Santee.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2018.

10.28	*	Age 62 Retirement Agreement, dated September 4, 2018, by and between Equity Residential and David J. Neithercut.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2018.

10.29	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective April 1, 2017.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2017.

10.30	*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2008.

10.31

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

Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on June 6, 2019.

10.32		Form of Master Forward Sale Confirmation.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on June 6, 2019.

10.33		Archstone Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.34		Archstone Parallel Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.35		Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement.	Included as Exhibit 10.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.36	Legacy Holdings JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.6 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

21	List of Subsidiaries of Equity Residential and ERP Operating Limited Partnership.	Attached herein.

23.1	Consent of Ernst & Young LLP - Equity Residential.	Attached herein.

23.2	Consent of Ernst & Young LLP - ERP Operating Limited Partnership.	Attached herein.

24	Power of Attorney.	See the signature page to this report.

31.1	Equity Residential - Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential - Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership - Certification of Mark J. Parrell, Chief Executive Officer of Registrant's General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership - Certification of Robert A. Garechana, Chief Financial Officer of Registrant's General Partner.	Attached herein.

32.1	Equity Residential - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 20, 2020

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 20, 2020

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY

KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Mark J. Parrell, Robert A. Garechana and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2019, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ Mark J. Parrell	President, Chief Executive Officer and Trustee	February 20, 2020
Mark J. Parrell	(Principal Executive Officer)

/s/ Robert A. Garechana	Executive Vice President and Chief Financial Officer	February 20, 2020
Robert A. Garechana	(Principal Financial Officer)

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 20, 2020
Ian S. Kaufman	(Principal Accounting Officer)

/s/ Charles L. Atwood	Trustee	February 20, 2020
Charles L. Atwood

/s/ Raymond Bennett	Trustee	February 20, 2020
Raymond Bennett

/s/ Linda Walker Bynoe	Trustee	February 20, 2020
Linda Walker Bynoe

/s/ Connie K. Duckworth	Trustee	February 20, 2020
Connie K. Duckworth

/s/ Mary Kay Haben	Trustee	February 20, 2020
Mary Kay Haben

/s/ T. Zia Huque	Trustee	February 20, 2020
T. Zia Huque

/s/ Bradley A. Keywell	Trustee	February 20, 2020
Bradley A. Keywell

/s/ John E. Neal	Trustee	February 20, 2020
John E. Neal

/s/ David J. Neithercut	Trustee	February 20, 2020
David J. Neithercut

/s/ Mark S. Shapiro	Trustee	February 20, 2020
Mark S. Shapiro

/s/ Stephen E. Sterrett	Trustee	February 20, 2020
Stephen E. Sterrett

/s/ Samuel Zell	Chairman of the Board of Trustees	February 20, 2020
Samuel Zell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

PAGE

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm on the Financial Statements (Equity Residential)	F-2 to F-3

Report of Independent Registered Public Accounting Firm on the Financial Statements (ERP Operating Limited Partnership)	F-4

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Equity Residential)	F-5

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (ERP Operating Limited Partnership)	F-6

Financial Statements of Equity Residential:

Consolidated Balance Sheets as of December 31, 2019 and 2018	F-7

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	F-8 to F-9

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	F-10 to F-12

Consolidated Statements of Changes in Equity for the years ended December 31, 2019, 2018 and 2017	F-13 to F-14

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of December 31, 2019 and 2018	F-15

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2019, 2018 and 2017	F-16 to F-17

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017	F-18 to F-20

Consolidated Statements of Changes in Capital for the years ended December 31, 2019, 2018 and 2017	F-21 to F-22

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	F-23 to F-56

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation of Equity Residential and ERP Operating Limited Partnership	S-1 to S-12

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees

Equity Residential

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Equity Residential (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases effective January 1, 2019.

Basis for Opinion

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Impairment of Long-Lived Assets

Description of the Matter

At December 31, 2019, the Company’s net investment in real estate was approximately $20.3 billion. As more fully described in Note 2 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, including its investment in real estate, for impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties.  If the expected future undiscounted cash flows are less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount.

Auditing the Company's process to evaluate long-lived assets for impairment was complex due to a high degree of subjectivity in determining whether indicators of impairment were present, and in determining the future undiscounted cash flows and estimated fair values, if necessary, of long-lived assets where impairment indicators were determined to be present. In particular, these estimates were sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses and capitalization rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived asset impairment evaluation and measurement process, including controls over management’s determination and review of the significant assumptions used in the analyses and described above.

To test the Company’s evaluation of long-lived assets for impairment, we performed audit procedures that included, among others, evaluating the indicators of impairment identified by management and testing the significant assumptions and completeness and accuracy of operating data used by the Company in its analyses. We compared the significant assumptions used by management to current market data and performed sensitivity analyses of certain significant assumptions as discussed above.  We also involved our valuation specialist to assist in evaluating certain assumptions used, including future rental revenues and operating expenses, and capitalization rates.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
We have served as the Company’s auditor since 1996.
Chicago, Illinois
February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ERP Operating Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the Operating Partnership) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Operating Partnership changed its method of accounting for leases effective January 1, 2019.

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
February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees

Equity Residential

Opinion on Internal Control over Financial Reporting

We have audited Equity Residential’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Residential (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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
February 20, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ERP Operating Limited Partnership

Opinion on Internal Control over Financial Reporting

We have audited ERP Operating Limited Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ERP Operating Limited Partnership (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 20, 2020

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

	December 31,	December 31,
	2019	2018
ASSETS
Land	$5,936,188	$5,875,803
Depreciable property	21,319,101	20,435,901
Projects under development	181,630	109,409
Land held for development	96,688	89,909
Investment in real estate	27,533,607	26,511,022
Accumulated depreciation	(7,276,786)	(6,696,281)
Investment in real estate, net	20,256,821	19,814,741
Investments in unconsolidated entities	52,238	58,349
Cash and cash equivalents	45,753	47,442
Restricted deposits	71,246	68,871
Right-of-use assets	512,774	—
Other assets	233,937	404,806
Total assets	$21,172,769	$20,394,209

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,941,610	$2,385,470
Notes, net	6,077,513	5,933,286
Line of credit and commercial paper	1,017,833	499,183
Accounts payable and accrued expenses	94,350	102,471
Accrued interest payable	66,852	62,622
Lease liabilities	331,334	—
Other liabilities	346,963	358,563
Security deposits	70,062	67,258
Distributions payable	218,326	206,601
Total liabilities	10,164,843	9,615,454

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	463,400	379,106
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of December 31, 2019 and December 31, 2018	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 371,670,884 shares issued and outstanding as of December 31, 2019 and 369,405,161 shares issued and outstanding as of December 31, 2018	3,717	3,694
Paid in capital	8,965,577	8,935,453
Retained earnings	1,386,495	1,261,763
Accumulated other comprehensive income (loss)	(77,563)	(64,986)
Total shareholders’ equity	10,315,506	10,173,204
Noncontrolling Interests:
Operating Partnership	227,837	228,738
Partially Owned Properties	1,183	(2,293)
Total Noncontrolling Interests	229,020	226,445
Total equity	10,544,526	10,399,649
Total liabilities and equity	$21,172,769	$20,394,209

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

	Year Ended December 31,
	2019	2018	2017
REVENUES
Rental income	$2,700,691	$2,577,681	$2,470,689
Fee and asset management	384	753	717
Total revenues	2,701,075	2,578,434	2,471,406

EXPENSES
Property and maintenance	446,845	429,335	405,281
Real estate taxes and insurance	366,139	357,814	335,495
Property management	95,344	92,485	85,493
General and administrative	52,757	53,813	52,224
Depreciation	831,083	785,725	743,749
Total expenses	1,792,168	1,719,172	1,622,242

Net gain (loss) on sales of real estate properties	447,637	256,810	157,057
Impairment	—	(702)	(1,693)

Operating income	1,356,544	1,115,370	1,004,528

Interest and other income	2,817	15,317	6,136
Other expenses	(18,177)	(17,267)	(5,186)
Interest:
Expense incurred, net	(390,076)	(413,360)	(383,890)
Amortization of deferred financing costs	(11,670)	(11,310)	(8,526)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	939,438	688,750	613,062
Income and other tax (expense) benefit	2,281	(878)	(478)
Income (loss) from investments in unconsolidated entities	65,945	(3,667)	(3,370)
Net gain (loss) on sales of land parcels	2,044	987	19,167
Net income	1,009,708	685,192	628,381
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(36,034)	(24,939)	(22,604)
Partially Owned Properties	(3,297)	(2,718)	(2,323)
Net income attributable to controlling interests	970,377	657,535	603,454
Preferred distributions	(3,090)	(3,090)	(3,091)
Net income available to Common Shares	$967,287	$654,445	$600,363

Earnings per share – basic:
Net income available to Common Shares	$2.61	$1.78	$1.64
Weighted average Common Shares outstanding	370,461	368,052	366,968

Earnings per share – diluted:
Net income available to Common Shares	$2.60	$1.77	$1.63
Weighted average Common Shares outstanding	386,333	383,695	382,678

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2019	2018	2017
Comprehensive income:
Net income	$1,009,708	$685,192	$628,381
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(33,765)	5,174	6,439
Losses reclassified into earnings from other comprehensive income	21,188	18,452	18,858
Other comprehensive income (loss)	(12,577)	23,626	25,297
Comprehensive income	997,131	708,818	653,678
Comprehensive (income) attributable to Noncontrolling Interests	(38,872)	(28,526)	(25,845)
Comprehensive income attributable to controlling interests	$958,259	$680,292	$627,833

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,009,708	$685,192	$628,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	831,083	785,725	743,749
Amortization of deferred financing costs	11,670	11,310	8,526
Amortization of above/below market lease intangibles	(71)	4,392	3,828
Amortization of discounts and premiums on debt	11,780	22,781	3,536
Amortization of deferred settlements on derivative instruments	21,176	18,440	18,847
Amortization of right-of-use assets	11,764	—	—
Impairment	—	702	1,693
Write-off of pursuit costs	5,529	4,450	3,106
(Income) loss from investments in unconsolidated entities	(65,945)	3,667	3,370
Distributions from unconsolidated entities – return on capital	2,621	2,492	2,632
Net (gain) loss on sales of real estate properties	(447,637)	(256,810)	(157,057)
Net (gain) loss on sales of land parcels	(2,044)	(987)	(19,167)
Net (gain) loss on debt extinguishment	13,647	22,110	12,258
Realized/unrealized (gain) loss on derivative instruments	—	50	—
Compensation paid with Company Common Shares	24,449	27,132	24,997
Other operating activities, net	(287)	—	—
Changes in assets and liabilities:
(Increase) decrease in other assets	6,278	4,097	(449)
Increase (decrease) in accounts payable and accrued expenses	5,116	(1,862)	11,532
Increase (decrease) in accrued interest payable	4,230	4,587	(2,911)
Increase (decrease) in lease liabilities	(2,269)	—	—
Increase (decrease) in other liabilities	13,382	16,578	(23,468)
Increase (decrease) in security deposits	2,804	2,249	2,385
Net cash provided by operating activities	1,456,984	1,356,295	1,265,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,518,878)	(708,092)	(466,394)
Investment in real estate – development/other	(195,692)	(154,431)	(276,382)
Capital expenditures to real estate	(178,423)	(188,501)	(202,607)
Non-real estate capital additions	(4,955)	(4,505)	(1,506)
Interest capitalized for real estate under development	(6,884)	(6,260)	(26,290)
Proceeds from disposition of real estate, net	1,064,619	691,526	384,583
Investments in unconsolidated entities	(9,604)	(6,571)	(6,034)
Distributions from unconsolidated entities – return of capital	78,262	—	334
Purchase of investment securities and other investments	(269)	—	—
Net cash provided by (used for) investing activities	(771,824)	(376,834)	(594,296)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(19,812)	$(8,583)	$(6,289)
Mortgage notes payable, net:
Proceeds	295,771	96,935	—
Lump sum payoffs	(743,021)	(1,347,939)	(493,420)
Scheduled principal repayments	(6,808)	(6,629)	(10,704)
Net gain (loss) on debt extinguishment	(3,381)	(22,110)	(12,258)
Notes, net:
Proceeds	1,194,468	896,294	692,466
Lump sum payoffs	(1,050,000)	—	(497,975)
Net gain (loss) on debt extinguishment	(10,266)	—	—
Line of credit and commercial paper:
Line of credit proceeds	6,010,000	3,805,000	1,845,000
Line of credit repayments	(5,990,000)	(3,805,000)	(1,845,000)
Commercial paper proceeds	15,944,800	14,030,926	5,066,509
Commercial paper repayments	(15,446,150)	(13,831,500)	(4,786,750)
Proceeds from (payments on) settlement of derivative instruments	(41,616)	18,118	1,295
Prepaid finance ground lease	(34,734)	—	—
Proceeds from Employee Share Purchase Plan (ESPP)	3,116	3,879	3,744
Proceeds from exercise of options	77,785	30,655	31,596
Payment of offering costs	(991)	(27)	(51)
Other financing activities, net	(80)	(78)	(63)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(13)	—
Contributions – Noncontrolling Interests – Partially Owned Properties	7,337	125	125
Contributions – Noncontrolling Interests – Operating Partnership	2	1	—
Distributions:
Common Shares	(831,111)	(782,122)	(739,375)
Preferred Shares	(3,090)	(3,863)	(3,091)
Noncontrolling Interests – Operating Partnership	(29,615)	(28,226)	(27,291)
Noncontrolling Interests – Partially Owned Properties	(7,078)	(9,753)	(8,286)
Net cash provided by (used for) financing activities	(684,474)	(963,910)	(789,818)
Net increase (decrease) in cash and cash equivalents and restricted deposits	686	15,551	(118,326)
Cash and cash equivalents and restricted deposits, beginning of year	116,313	100,762	219,088
Cash and cash equivalents and restricted deposits, end of year	$116,999	$116,313	$100,762

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$45,753	$47,442	$50,647
Restricted deposits	71,246	68,871	50,115
Total cash and cash equivalents and restricted deposits, end of year	$116,999	$116,313	$100,762

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$342,048	$358,156	$360,273
Net cash paid (received) for income and other taxes	$(585)	$853	$640
Amortization of deferred financing costs:
Investment in real estate, net	$(120)	$—	$—
Other assets	$2,987	$2,412	$2,412
Mortgage notes payable, net	$3,934	$4,792	$2,493
Notes, net	$4,869	$4,106	$3,621
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$8,618	$20,144	$1,172
Notes, net	$3,162	$2,637	$2,364
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(12)	$(12)	$(11)
Accumulated other comprehensive income	$21,188	$18,452	$18,858
Write-off of pursuit costs:
Investment in real estate, net	$5,451	$4,364	$2,965
Other assets	$62	$53	$17
Accounts payable and accrued expenses	$16	$33	$124
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(67,268)	$2,304	$1,955
Other liabilities	$1,323	$1,363	$1,415
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$2,002	$(14,977)	$(4,582)
Notes, net	$2,277	$(680)	$(3,454)
Other liabilities	$29,486	$10,533	$1,597
Accumulated other comprehensive income	$(33,765)	$5,174	$6,439
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(7,504)	$(4,891)	$(3,034)
Other liabilities	$(2,100)	$(1,680)	$(3,000)
Debt financing costs:
Other assets	$(6,909)	$(145)	$—
Mortgage notes payable, net	$(2,354)	$(555)	$—
Notes, net	$(10,549)	$(7,883)	$(6,289)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(489,517)	$—	$—
Other assets	$184,116	$—	$—
Lease liabilities	$333,603	$—	$—
Other liabilities	$(28,202)	$—	$—
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$—	$18,118	$1,295
Other liabilities	$(41,616)	$—	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$37,280	$37,280	$37,280
Balance, end of year	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,694	$3,680	$3,659
Conversion of OP Units into Common Shares	3	1	11
Exercise of share options	17	11	8
Employee Share Purchase Plan (ESPP)	1	1	1
Share-based employee compensation expense:
Restricted shares	2	1	1
Balance, end of year	$3,717	$3,694	$3,680
PAID IN CAPITAL
Balance, beginning of year	$8,935,453	$8,886,586	$8,758,422
Common Share Issuance:
Conversion of OP Units into Common Shares	10,407	4,097	15,889
Exercise of share options	77,768	30,644	31,588
Employee Share Purchase Plan (ESPP)	3,115	3,878	3,743
Share-based employee compensation expense:
Restricted shares	12,436	8,257	9,776
Share options	2,675	9,734	6,835
ESPP discount	642	767	747
Offering costs	(991)	(27)	(51)
Supplemental Executive Retirement Plan (SERP)	(1,675)	(454)	(594)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(82,283)	(13,922)	41,916
Adjustment for Noncontrolling Interests ownership in Operating Partnership	8,030	5,893	18,315
Balance, end of year	$8,965,577	$8,935,453	$8,886,586
RETAINED EARNINGS
Balance, beginning of year	$1,261,763	$1,403,530	$1,543,626
Net income attributable to controlling interests	970,377	657,535	603,454
Common Share distributions	(842,555)	(796,212)	(740,459)
Preferred Share distributions	(3,090)	(3,090)	(3,091)
Balance, end of year	$1,386,495	$1,261,763	$1,403,530
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(64,986)	$(88,612)	$(113,909)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(33,765)	5,174	6,439
Losses reclassified into earnings from other comprehensive income	21,188	18,452	18,858
Balance, end of year	$(77,563)	$(64,986)	$(88,612)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$2.27	$2.16	$2.015

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$228,738	$226,691	$221,297
Issuance of restricted units to Noncontrolling Interests	2	1	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(10,410)	(4,098)	(15,900)
Equity compensation associated with Noncontrolling Interests	13,410	14,009	10,523
Net income attributable to Noncontrolling Interests	36,034	24,939	22,604
Distributions to Noncontrolling Interests	(29,896)	(28,682)	(26,739)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(2,011)	1,771	33,221
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(8,030)	(5,893)	(18,315)
Balance, end of year	$227,837	$228,738	$226,691
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$(2,293)	$4,708	$10,609
Net income attributable to Noncontrolling Interests	3,297	2,718	2,323
Acquisitions of Noncontrolling Interests – Partially Owned Properties	—	(13)	—
Contributions by Noncontrolling Interests	7,337	125	125
Distributions to Noncontrolling Interests	(7,158)	(9,831)	(8,349)
Balance, end of year	$1,183	$(2,293)	$4,708

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,	December 31,
	2019	2018
ASSETS
Land	$5,936,188	$5,875,803
Depreciable property	21,319,101	20,435,901
Projects under development	181,630	109,409
Land held for development	96,688	89,909
Investment in real estate	27,533,607	26,511,022
Accumulated depreciation	(7,276,786)	(6,696,281)
Investment in real estate, net	20,256,821	19,814,741
Investments in unconsolidated entities	52,238	58,349
Cash and cash equivalents	45,753	47,442
Restricted deposits	71,246	68,871
Right-of-use assets	512,774	—
Other assets	233,937	404,806
Total assets	$21,172,769	$20,394,209

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,941,610	$2,385,470
Notes, net	6,077,513	5,933,286
Line of credit and commercial paper	1,017,833	499,183
Accounts payable and accrued expenses	94,350	102,471
Accrued interest payable	66,852	62,622
Lease liabilities	331,334	—
Other liabilities	346,963	358,563
Security deposits	70,062	67,258
Distributions payable	218,326	206,601
Total liabilities	10,164,843	9,615,454

Commitments and contingencies

Redeemable Limited Partners	463,400	379,106
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,355,789	10,200,910
Limited Partners	227,837	228,738
Accumulated other comprehensive income (loss)	(77,563)	(64,986)
Total partners’ capital	10,543,343	10,401,942
Noncontrolling Interests – Partially Owned Properties	1,183	(2,293)
Total capital	10,544,526	10,399,649
Total liabilities and capital	$21,172,769	$20,394,209

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2019	2018	2017
REVENUES
Rental income	$2,700,691	$2,577,681	$2,470,689
Fee and asset management	384	753	717
Total revenues	2,701,075	2,578,434	2,471,406

EXPENSES
Property and maintenance	446,845	429,335	405,281
Real estate taxes and insurance	366,139	357,814	335,495
Property management	95,344	92,485	85,493
General and administrative	52,757	53,813	52,224
Depreciation	831,083	785,725	743,749
Total expenses	1,792,168	1,719,172	1,622,242

Net gain (loss) on sales of real estate properties	447,637	256,810	157,057
Impairment	—	(702)	(1,693)

Operating income	1,356,544	1,115,370	1,004,528

Interest and other income	2,817	15,317	6,136
Other expenses	(18,177)	(17,267)	(5,186)
Interest:
Expense incurred, net	(390,076)	(413,360)	(383,890)
Amortization of deferred financing costs	(11,670)	(11,310)	(8,526)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	939,438	688,750	613,062
Income and other tax (expense) benefit	2,281	(878)	(478)
Income (loss) from investments in unconsolidated entities	65,945	(3,667)	(3,370)
Net gain (loss) on sales of land parcels	2,044	987	19,167
Net income	1,009,708	685,192	628,381
Net (income) loss attributable to Noncontrolling Interests - Partially Owned Properties	(3,297)	(2,718)	(2,323)
Net income attributable to controlling interests	$1,006,411	$682,474	$626,058
ALLOCATION OF NET INCOME:
Preference Units	$3,090	$3,090	$3,091

General Partner	$967,287	$654,445	$600,363
Limited Partners	36,034	24,939	22,604
Net income available to Units	$1,003,321	$679,384	$622,967

Earnings per Unit – basic:
Net income available to Units	$2.61	$1.78	$1.64
Weighted average Units outstanding	383,368	380,921	379,869

Earnings per Unit – diluted:
Net income available to Units	$2.60	$1.77	$1.63
Weighted average Units outstanding	386,333	383,695	382,678

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2019	2018	2017
Comprehensive income:
Net income	$1,009,708	$685,192	$628,381
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(33,765)	5,174	6,439
Losses reclassified into earnings from other comprehensive income	21,188	18,452	18,858
Other comprehensive income (loss)	(12,577)	23,626	25,297
Comprehensive income	997,131	708,818	653,678
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(3,297)	(2,718)	(2,323)
Comprehensive income attributable to controlling interests	$993,834	$706,100	$651,355

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,009,708	$685,192	$628,381
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	831,083	785,725	743,749
Amortization of deferred financing costs	11,670	11,310	8,526
Amortization of above/below market lease intangibles	(71)	4,392	3,828
Amortization of discounts and premiums on debt	11,780	22,781	3,536
Amortization of deferred settlements on derivative instruments	21,176	18,440	18,847
Amortization of right-of-use assets	11,764	—	—
Impairment	—	702	1,693
Write-off of pursuit costs	5,529	4,450	3,106
(Income) loss from investments in unconsolidated entities	(65,945)	3,667	3,370
Distributions from unconsolidated entities – return on capital	2,621	2,492	2,632
Net (gain) loss on sales of real estate properties	(447,637)	(256,810)	(157,057)
Net (gain) loss on sales of land parcels	(2,044)	(987)	(19,167)
Net (gain) loss on debt extinguishment	13,647	22,110	12,258
Realized/unrealized (gain) loss on derivative instruments	—	50	—
Compensation paid with Company Common Shares	24,449	27,132	24,997
Other operating activities, net	(287)	—	—
Changes in assets and liabilities:
(Increase) decrease in other assets	6,278	4,097	(449)
Increase (decrease) in accounts payable and accrued expenses	5,116	(1,862)	11,532
Increase (decrease) in accrued interest payable	4,230	4,587	(2,911)
Increase (decrease) in lease liabilities	(2,269)	—	—
Increase (decrease) in other liabilities	13,382	16,578	(23,468)
Increase (decrease) in security deposits	2,804	2,249	2,385
Net cash provided by operating activities	1,456,984	1,356,295	1,265,788
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,518,878)	(708,092)	(466,394)
Investment in real estate – development/other	(195,692)	(154,431)	(276,382)
Capital expenditures to real estate	(178,423)	(188,501)	(202,607)
Non-real estate capital additions	(4,955)	(4,505)	(1,506)
Interest capitalized for real estate under development	(6,884)	(6,260)	(26,290)
Proceeds from disposition of real estate, net	1,064,619	691,526	384,583
Investments in unconsolidated entities	(9,604)	(6,571)	(6,034)
Distributions from unconsolidated entities – return of capital	78,262	—	334
Purchase of investment securities and other investments	(269)	—	—
Net cash provided by (used for) investing activities	(771,824)	(376,834)	(594,296)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(19,812)	$(8,583)	$(6,289)
Mortgage notes payable, net:
Proceeds	295,771	96,935	—
Lump sum payoffs	(743,021)	(1,347,939)	(493,420)
Scheduled principal repayments	(6,808)	(6,629)	(10,704)
Net gain (loss) on debt extinguishment	(3,381)	(22,110)	(12,258)
Notes, net:
Proceeds	1,194,468	896,294	692,466
Lump sum payoffs	(1,050,000)	—	(497,975)
Net gain (loss) on debt extinguishment	(10,266)	—	—
Line of credit and commercial paper:
Line of credit proceeds	6,010,000	3,805,000	1,845,000
Line of credit repayments	(5,990,000)	(3,805,000)	(1,845,000)
Commercial paper proceeds	15,944,800	14,030,926	5,066,509
Commercial paper repayments	(15,446,150)	(13,831,500)	(4,786,750)
Proceeds from (payments on) settlement of derivative instruments	(41,616)	18,118	1,295
Prepaid finance ground lease	(34,734)	—	—
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	3,116	3,879	3,744
Proceeds from exercise of EQR options	77,785	30,655	31,596
Payment of offering costs	(991)	(27)	(51)
Other financing activities, net	(80)	(78)	(63)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(13)	—
Contributions – Noncontrolling Interests – Partially Owned Properties	7,337	125	125
Contributions – Limited Partners	2	1	—
Distributions:
OP Units – General Partner	(831,111)	(782,122)	(739,375)
Preference Units	(3,090)	(3,863)	(3,091)
OP Units – Limited Partners	(29,615)	(28,226)	(27,291)
Noncontrolling Interests – Partially Owned Properties	(7,078)	(9,753)	(8,286)
Net cash provided by (used for) financing activities	(684,474)	(963,910)	(789,818)
Net increase (decrease) in cash and cash equivalents and restricted deposits	686	15,551	(118,326)
Cash and cash equivalents and restricted deposits, beginning of year	116,313	100,762	219,088
Cash and cash equivalents and restricted deposits, end of year	$116,999	$116,313	$100,762

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$45,753	$47,442	$50,647
Restricted deposits	71,246	68,871	50,115
Total cash and cash equivalents and restricted deposits, end of year	$116,999	$116,313	$100,762

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$342,048	$358,156	$360,273
Net cash paid (received) for income and other taxes	$(585)	$853	$640
Amortization of deferred financing costs:
Investment in real estate, net	$(120)	$—	$—
Other assets	$2,987	$2,412	$2,412
Mortgage notes payable, net	$3,934	$4,792	$2,493
Notes, net	$4,869	$4,106	$3,621
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$8,618	$20,144	$1,172
Notes, net	$3,162	$2,637	$2,364
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(12)	$(12)	$(11)
Accumulated other comprehensive income	$21,188	$18,452	$18,858
Write-off of pursuit costs:
Investment in real estate, net	$5,451	$4,364	$2,965
Other assets	$62	$53	$17
Accounts payable and accrued expenses	$16	$33	$124
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$(67,268)	$2,304	$1,955
Other liabilities	$1,323	$1,363	$1,415
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$2,002	$(14,977)	$(4,582)
Notes, net	$2,277	$(680)	$(3,454)
Other liabilities	$29,486	$10,533	$1,597
Accumulated other comprehensive income	$(33,765)	$5,174	$6,439
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(7,504)	$(4,891)	$(3,034)
Other liabilities	$(2,100)	$(1,680)	$(3,000)
Debt financing costs:
Other assets	$(6,909)	$(145)	$—
Mortgage notes payable, net	$(2,354)	$(555)	$—
Notes, net	$(10,549)	$(7,883)	$(6,289)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(489,517)	$—	$—
Other assets	$184,116	$—	$—
Lease liabilities	$333,603	$—	$—
Other liabilities	$(28,202)	$—	$—
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$—	$18,118	$1,295
Other liabilities	$(41,616)	$—	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$37,280	$37,280	$37,280
Balance, end of year	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of year	$10,200,910	$10,293,796	$10,305,707
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	10,410	4,098	15,900
Exercise of EQR share options	77,785	30,655	31,596
EQR’s Employee Share Purchase Plan (ESPP)	3,116	3,879	3,744
Share-based employee compensation expense:
EQR restricted shares	12,438	8,258	9,777
EQR share options	2,675	9,734	6,835
EQR ESPP discount	642	767	747
Net income available to Units – General Partner	967,287	654,445	600,363
OP Units – General Partner distributions	(842,555)	(796,212)	(740,459)
Offering costs	(991)	(27)	(51)
Supplemental Executive Retirement Plan (SERP)	(1,675)	(454)	(594)
Change in market value of Redeemable Limited Partners	(82,283)	(13,922)	41,916
Adjustment for Limited Partners ownership in Operating Partnership	8,030	5,893	18,315
Balance, end of year	$10,355,789	$10,200,910	$10,293,796
LIMITED PARTNERS
Balance, beginning of year	$228,738	$226,691	$221,297
Issuance of restricted units to Limited Partners	2	1	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(10,410)	(4,098)	(15,900)
Equity compensation associated with Units – Limited Partners	13,410	14,009	10,523
Net income available to Units – Limited Partners	36,034	24,939	22,604
Units – Limited Partners distributions	(29,896)	(28,682)	(26,739)
Change in carrying value of Redeemable Limited Partners	(2,011)	1,771	33,221
Adjustment for Limited Partners ownership in Operating Partnership	(8,030)	(5,893)	(18,315)
Balance, end of year	$227,837	$228,738	$226,691
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(64,986)	$(88,612)	$(113,909)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(33,765)	5,174	6,439
Losses reclassified into earnings from other comprehensive income	21,188	18,452	18,858
Balance, end of year	$(77,563)	$(64,986)	$(88,612)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$2.27	$2.16	$2.015

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2019	2018	2017
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$(2,293)	$4,708	$10,609
Net income attributable to Noncontrolling Interests	3,297	2,718	2,323
Acquisitions of Noncontrolling Interests – Partially Owned Properties	—	(13)	—
Contributions by Noncontrolling Interests	7,337	125	125
Distributions to Noncontrolling Interests	(7,158)	(9,831)	(8,349)
Balance, end of year	$1,183	$(2,293)	$4,708

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

EQR is the general partner of, and as of December 31, 2019 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of December 31, 2019, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 309 properties located in 10 states and the District of Columbia consisting of 79,962 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	291	76,265
Master-Leased Property – Consolidated	1	162
Partially Owned Properties – Consolidated	17	3,535
	309	79,962

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

2.	Summary of Significant Accounting Policies

Basis of Presentation

Due to the Company’s ability as general partner to control either through ownership or by contract the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary has been consolidated with the Company for financial reporting purposes, except for any unconsolidated properties/entities.

Real Estate Assets and Depreciation of Investment in Real Estate

The Company expects that substantially all of its transactions will be accounted for as asset acquisitions.  In an asset acquisition, the Company is required to capitalize transaction costs and allocate the purchase price on a relative fair value basis.  For the years ended December 31, 2019 and 2018, all acquisitions were considered asset acquisitions.

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
•

Furniture, Fixtures and Equipment – Ranges between $10,000 and $35,000 per apartment unit acquired as an estimate of the allocation of the relative fair value of the appliances and fixtures inside an apartment unit.  The per-apartment unit amount applied depends on the economic age of the apartment units acquired.  Depreciation is calculated on the straight-line method over an estimated useful life of five to ten years.

•

Lease Intangibles – The Company considers the value of acquired in-place leases and above/below market leases and the amortization period is the average remaining term of each respective acquired lease.  In-place residential leases’ average term at acquisition approximates six months.  In-place retail leases’ term at acquisition approximates the average remaining term of all acquired retail leases.  See Note 8 for more information on ground lease intangibles.

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

Property dispositions are recorded when control transfers to unrelated third parties, contingencies have been removed and sufficient cash consideration has been received by the Company.  Upon disposition, the related costs and accumulated depreciation are removed from the respective accounts.  Any gain or loss on sale is recognized in accordance with accounting principles generally accepted in the United States.

The Company classifies real estate assets as real estate held for sale when it is probable a property will be disposed of.  The Company classifies properties under development and/or expansion and properties in the lease-up phase (including land) as construction-in-progress until construction has been completed and certificates of occupancy permits have been obtained.

Impairment of Long-Lived Assets

The Company periodically evaluates its long-lived assets, including its investment in real estate, for indicators of impairment.  The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal, regulatory and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties.  Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.  If impairment indicators exist, the Company performs the following:

•

For long-lived operating assets to be held and used, the Company compares the expected future undiscounted cash flows for the long-lived asset against the carrying amount of that asset.  If the sum of the estimated undiscounted cash flows is less than the carrying amount of the asset, the Company would make an estimate of the fair value for the particular asset and would record an impairment loss for the difference between the estimated fair value and the carrying amount of the asset.  In determining the future undiscounted cash flows or the estimated fair value of an asset there is judgment in estimating the expected future rental revenues, operating expenses and discount and capitalization rates.

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

During the years ended December 31, 2019, 2018 and 2017, the Company capitalized $14.2 million, $13.2 million and $14.7 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

Cash and Cash Equivalents

The Company considers all demand deposits, money market accounts and investments in certificates of deposit with a maturity of three months or less at the date of purchase to be cash equivalents.  The Company maintains its cash and cash equivalents at financial institutions.  The combined account balances at one or more institutions typically exceed the Federal Deposit Insurance Corporation (“FDIC”) insurance coverage, and, as a result, there is a concentration of credit risk related to amounts on deposit in excess of FDIC insurance coverage.  The Company believes that the risk is not significant, as the Company does not anticipate the financial institutions’ non-performance.

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

In the normal course of business, the Company is exposed to the effect of interest rate changes.  The Company may seek to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.  The Company may also use derivatives to manage commodity prices in the daily operations of the business.

The Company has a policy of only entering into derivative contracts with major financial institutions based upon their credit ratings and other factors.  When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from these instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives it currently has in place.

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

Leases and Revenue Recognition

Rental income attributable to residential leases is recorded on a straight-line basis, which is not materially different than if it were recorded when due from residents and recognized monthly as it was earned.  Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis.  Rental income attributable to retail leases (including commercial leases) is also recorded on a straight-line basis.  Retail leases generally have five to ten year lease terms with market based renewal options.  Fee and asset management revenue and interest income are recorded on an accrual basis.

The majority of the Company’s revenue is derived from residential, retail and other lease income, which are accounted for under the new leasing standard effective January 1, 2019 (discussed below in Recently Adopted Accounting Pronouncements).  Our revenue streams have the same timing and pattern of revenue recognition across our reportable segments, with consistent allocations between the leasing and revenue recognition standards.

The Company is a lessor for its residential and retail leases and is a lessee for its corporate headquarters and regional offices and ground leases for land underlying current operating properties or projects under development.  If applicable, lease agreements must be evaluated to determine the accounting treatment as a finance or operating lease in accordance with the new leasing standard.  A lease is classified as a finance lease if it meets any of the following criteria:  (a) Ownership of the underlying asset is transferred to the lessee by the end of the lease term; (b) the lessee has and is reasonably certain to exercise an option to purchase the underlying asset; (c) the lease term is for the major part of the remaining economic life of the underlying asset; (d) the present value of future minimum lease payments is equal to substantially all of the fair value of the underlying asset; and (e) the underlying asset is expected to have no alternative use to the lessor at the end of the lease term due to its specialized nature.

The new leasing standard also requires the recognition on the balance sheet of: (a) a liability for the lease obligation (initially measured at the present value of the future lease payments not yet paid over the lease term); and (b) an asset for its right to use the underlying asset (initially equal to the lease liability).  See Recently Adopted Accounting Pronouncements below for additional details regarding the adoption of this standard.  Rental revenues are recognized on a straight-line basis over the term of the lease when reasonably assured they are collectible.  The Company uses estimates and judgments on the incremental borrowing rate used to calculate the present value of the future lease payments.  See Note 8 for additional discussion.

The Company’s revenue streams that are not accounted for under the new leasing standard include:

•

Parking revenue – The Company’s parking revenue, not related to leasing, is derived primarily from monthly and transient daily parking and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

•

Other rental and non-rental related revenue – The Company receives other income, including, but not limited to: (a) ancillary income, such as laundry, renters insurance and cable income; (b) net settlement income or collections; and (c) miscellaneous fee income.

•

Fee and asset management revenue – The Company received management fee revenue as the property manager for two unconsolidated joint ventures for which it had an ownership interest during part of the year but no longer owns as of December 31, 2019.

•

Gains or losses on sales of real estate properties – The Company accounts for the sale of real estate properties and any related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions.  The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete and the Company does not have significant continuing involvement. A gain or loss is recognized when the criteria for an asset to be derecognized are met, which include when a contract exists and the buyer obtained control of the nonfinancial asset that was sold.

The Company’s rental income detail by leasing and revenue recognition standards along with the percentages of rental income are disclosed in the table below for the years ended December 31, 2019 and 2018 (amounts in thousands).

	Year Ended December 31, 2019		Year Ended December 31, 2018
Income Type	$ Rental Income	% of Rental Income	$ Rental Income	% of Rental Income
Residential and retail rent	$2,486,189		$2,369,552
Utility recoveries ("RUBS")	68,576		63,218
Parking rent	37,905		33,757
Storage rent	3,816		3,674
Pet rent	11,617		11,185
Leasing standard (1)	2,608,103	96.6%	2,481,386	96.3%
Parking revenue	28,272		26,743
Other revenue	64,316		69,552
Revenue recognition standard	92,588	3.4%	96,295	3.7%
Rental income	$2,700,691	100.0%	$2,577,681	100.0%

(1)	See Note 8 for additional details on leasing revenue.

Share-Based Compensation

The Company expenses share-based compensation such as restricted shares, restricted units and share options.  Any common share of beneficial interest, $0.01 par value per share (the “Common Shares”), issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing units of partnership interest (“OP Units”) to EQR on a one-for-one basis, with ERPOP receiving the net cash proceeds of such issuances.  See Note 12 for further discussion.

The fair value of the option grants is recognized over the requisite service/vesting period of the options.  The fair value for the Company’s share options was estimated at the time the share options were granted using the Black-Scholes option pricing model with the primary grant in each year having the following weighted average assumptions:

	2019	2018	2017
Expected volatility (1)	16.3%	14.8%	15.3%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	3.10%	3.09%	3.08%
Risk-free interest rate (4)	2.43%	2.52%	1.93%
Option valuation per share	$8.06	$6.15	$5.86

(1)	Expected volatility – Estimated based on the historical five-year volatility (the period matching the expected life) of EQR’s share price measured on a monthly basis.
(2)	Expected life – Approximates the actual weighted average life of all share options granted since the Company went public in 1993.
(3)

Expected dividend yield – Calculated by averaging the historical annual yield on EQR shares for a period matching the expected life of each grant, with the annual yield calculated by dividing actual regular dividends (excluding any special dividends) by the average price of EQR’s shares in a given year.

(4)	Risk-free interest rate – The most current U.S. Treasury rate available at the grant date for a period matching the expected life of each grant.

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

Income and Other Taxes

EQR has elected to be taxed as a REIT.  This, along with the nature of the operations of its operating properties, resulted in no provision for federal income taxes being made at the EQR level.  In addition, ERPOP generally is not liable for federal income taxes as the partners recognize their proportionate share of income or loss in their tax returns; therefore no provision for federal income taxes has been made at the ERPOP level.  Historically, the Company has generally only incurred certain state and local income, excise and franchise taxes.  The Company has elected taxable REIT subsidiary (“TRS”) status for certain of its corporate subsidiaries and as a result, these entities will incur both federal and state income taxes on any taxable income of such entities after consideration of any net operating losses.

The Company’s provision for income and other tax expense (benefit) was as follows for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
State and local income, franchise and excise tax (benefit)	$963	$878	$478
Alternative minimum tax credit (benefit) (1)	(3,244)	—	—
Income and other tax expense (benefit) (2)	$(2,281)	$878	$478

(1)

As provided in recent tax legislation which repealed the alternative minimum tax on corporations, in 2019 the Company claimed/received $1.6 million of refunds of various alternative minimum tax credit carryovers generated in prior tax years.  The provision allows for carryover amounts to be refunded over four years, with 50% available in the first year.  The remaining $1.6 million, which will be claimed over three years, was accrued in 2019, for a total expected benefit of $3.2 million.

(2)	All provisions for income tax amounts are current and none are deferred.

During the years ended December 31, 2019, 2018 and 2017, the tax character of the Company’s dividends and distributions were as follows (unaudited):

	Year Ended December 31,
	2019 (1)	2018 (2)	2017 (3)
Tax character of dividends and distributions:
Ordinary dividends	$1.39604	$1.84454	$1.22126
Long-term capital gain	0.61243	0.21423	0.18959
Unrecaptured section 1250 gain	0.23403	0.06498	0.10040
Dividends and distributions per
Common Share/Unit outstanding	$2.24250	$2.12375	$1.51125

(1)	The Company’s fourth quarter 2019 dividends and distributions of $0.5675 per Common Share/Unit outstanding will be included as taxable income in calendar year 2020.
(2)	The Company’s fourth quarter 2018 dividends and distributions of $0.54 per Common Share/Unit outstanding was included as taxable income in calendar year 2019.
(3)	The Company’s fourth quarter 2017 dividends and distributions of $0.50375 per Common Share/Unit outstanding was included as taxable income in calendar year 2018.

The unaudited cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2019 and 2018 was approximately $13.7 billion and $14.0 billion, respectively.

Principles of Consolidation

The Company may hold an interest in subsidiaries, partnerships, joint ventures and other similar entities and accounts for these interests in accordance with the consolidation guidance. The Company first determines whether to consolidate the entity as a variable interest entity (“VIE”) or account for the interest under the equity method of accounting.  Equity investors of VIEs do not have sufficient equity at risk to finance their activities without additional subordinated financial support or do not have substantive participating rights.  The Company consolidates an entity when it is considered to be the primary beneficiary or when it controls the entity through ownership of a majority voting interest.  A primary beneficiary has the power to direct the activities that most significantly impact the VIE’s performance and has the obligation to absorb the expected losses or the right to receive the expected residual returns that could potentially be significant to the VIE.  In evaluating whether the entity is a VIE, the Company considers several factors, including, but not limited to, funding and financing sources, business purpose of the entity, related parties, developer and property management fees and agreement terms regarding major decisions, participating and voting rights, contributions and distributions.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard which requires companies to adopt a new approach for estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans.  The standard requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables.  In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under the new leases standard from the scope of the new credit losses standard.  The new standard was effective for the Company beginning on January 1, 2020 and it did not have a material effect on its consolidated results of operations or financial position.

Recently Adopted Accounting Pronouncements

In May 2014, the FASB issued a comprehensive revenue recognition standard entitled Revenue from Contracts with Customers that superseded nearly all existing revenue recognition guidance.  The standard specifically excludes lease revenue.  The standard may be applied retrospectively to each prior period presented or prospectively with the cumulative effect, if any, recognized as of the date of adoption.  The Company selected the modified retrospective transition method as of the date of adoption as required effective January 1, 2018.  The majority of rental income consists of revenue from leasing arrangements, which is specifically excluded from the standard.  The Company analyzed its remaining revenue streams, inclusive of fee and asset management and gains and losses on sales, and concluded these revenue streams have the same timing and pattern of revenue recognition under the new guidance, and therefore the Company had no changes in revenue recognition with the adoption of the standard.  As such, adoption of the standard did not result in a cumulative adjustment recognized as of January 1, 2018, and the standard did not have a material impact on the Company’s consolidated financial position, results of operations, equity/capital or cash flows.

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

Other

The Company is the controlling partner in various consolidated partnerships owning 17 properties consisting of 3,535 apartment units having a noncontrolling interest balance of $1.2 million at December 31, 2019.  The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries.  Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning four properties having a noncontrolling interest deficit balance of $10.2 million.  These four partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements.  As of December 31, 2019 the Company estimates the value of Noncontrolling Interest distributions for these four properties would have been approximately $78.9 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third party consideration realized by the partnerships upon disposition of the four Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2019 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.
3.	Equity, Capital and Other Interests

The Company refers to “Common Shares” and “Units” (which refer to both OP Units and restricted units) as equity securities for EQR and “General Partner Units” and “Limited Partner Units” as equity securities for ERPOP.  To provide a streamlined and more readable presentation of the disclosures for the Company and the Operating Partnership, several sections below refer to the respective terminology for each with the same financial information and separate sections are provided, where needed, to further distinguish any differences in financial information and terminology.

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
Common Shares
Common Shares outstanding at January 1,	369,405,161	368,018,082	365,870,924
Common Shares Issued:
Conversion of OP Units	313,940	131,477	1,149,284
Exercise of share options	1,745,050	1,056,388	846,137
Employee Share Purchase Plan (ESPP)	48,131	75,414	68,286
Restricted share grants, net	158,602	123,800	83,451
Common Shares outstanding at December 31,	371,670,884	369,405,161	368,018,082
Units
Units outstanding at January 1,	13,904,035	13,768,438	14,626,075
Restricted unit grants, net	141,220	267,074	291,647
Conversion of OP Units to Common Shares	(313,940)	(131,477)	(1,149,284)
Units outstanding at December 31,	13,731,315	13,904,035	13,768,438
Total Common Shares and Units outstanding at December 31,	385,402,199	383,309,196	381,786,520
Units Ownership Interest in Operating Partnership	3.6%	3.6%	3.6%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the years ended December 31, 2019, 2018 and 2017:

	2019	2018	2017
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	383,309,196	381,786,520	380,496,999
Issued to General Partner:
Exercise of EQR share options	1,745,050	1,056,388	846,137
EQR’s Employee Share Purchase Plan (ESPP)	48,131	75,414	68,286
EQR’s restricted share grants, net	158,602	123,800	83,451
Issued to Limited Partners:
Restricted unit grants, net	141,220	267,074	291,647
General and Limited Partner Units outstanding at December 31,	385,402,199	383,309,196	381,786,520
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,904,035	13,768,438	14,626,075
Limited Partner restricted unit grants, net	141,220	267,074	291,647
Conversion of Limited Partner OP Units to EQR Common Shares	(313,940)	(131,477)	(1,149,284)
Limited Partner Units outstanding at December 31,	13,731,315	13,904,035	13,768,438
Limited Partner Units Ownership Interest in Operating Partnership	3.6%	3.6%	3.6%

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units, are collectively referred to as the “Noncontrolling Interests – Operating Partnership” and “Limited Partners Capital,” respectively, for the Company and the Operating Partnership.  Subject to certain exceptions (including the “book-up” requirements of restricted units), the Noncontrolling Interests – Operating Partnership/Limited Partners Capital may exchange their Units with EQR for Common Shares on a one-for-one basis.  The carrying value of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital (including redeemable interests) is allocated based on the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total plus the total number of Common Shares/General Partner Units.  Net income is allocated to the Noncontrolling Interests – Operating Partnership/Limited Partners Capital based on the weighted average ownership percentage during the period.

The Operating Partnership has the right but not the obligation to make a cash payment instead of issuing Common Shares to any and all holders of Noncontrolling Interests – Operating Partnership/Limited Partners Capital requesting an exchange of their Noncontrolling Interests – Operating Partnership/Limited Partners Capital with EQR.  Once the Operating Partnership elects not to redeem the Noncontrolling Interests – Operating Partnership/Limited Partners Capital for cash, EQR is obligated to deliver Common Shares to the exchanging holder of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital.

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at December 31, 2019 and 2018.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total.  Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above.  As of December 31, 2019 and 2018, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $463.4 million and $379.1 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the years ended December 31, 2019, 2018 and 2017, respectively (amounts in thousands):

	2019	2018	2017
Balance at January 1,	$379,106	$366,955	$442,092
Change in market value	82,283	13,922	(41,916)
Change in carrying value	2,011	(1,771)	(33,221)
Balance at December 31,	$463,400	$379,106	$366,955

Net proceeds from EQR Common Share and Preferred Share (see definition below) offerings and proceeds from exercise of options for Common Shares are contributed by EQR to ERPOP.  In return for those contributions, EQR receives a number of OP Units in ERPOP equal to the number of Common Shares it has issued in the equity offering (or in the case of a preferred equity offering, a number of preference units in ERPOP equal in number and having the same terms as the Preferred Shares issued in the equity offering).  As a result, the net proceeds from Common Shares and Preferred Shares are allocated for the Company between shareholders’ equity and Noncontrolling Interests – Operating Partnership and for the Operating Partnership between General Partner’s Capital and Limited Partners Capital to account for the change in their respective percentage ownership of the underlying equity.

The Company’s declaration of trust authorizes it to issue up to 100,000,000 preferred shares of beneficial interest, $0.01 par value per share (the “Preferred Shares”), with specific rights, preferences and other attributes as the Board of Trustees may determine, which may include preferences, powers and rights that are senior to the rights of holders of the Company’s Common Shares.

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of December 31, 2019 and 2018:

			Amounts in thousands
		Annual
	Call	Dividend Per	December 31,	December 31,
	Date (1)	Share/Unit (2)	2019	2018
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of December 31, 2019 and 2018	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

(1)

On or after the call date, redeemable Preferred Shares/Preference Units may be redeemed for cash at the option of the Company or the Operating Partnership, respectively, in whole or in part, at a redemption price equal to the liquidation price per share/unit, plus accrued and unpaid distributions, if any.

(2)	Dividends on Preferred Shares/Preference Units are payable quarterly.

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions.  In June 2019, the Company extended the program maturity to June 2022.  In connection with the extension, the Company may now also sell Common Shares under forward sale agreements.  The use of a forward sale agreement would allow the Company to lock in a price on the sale of Common Shares at the time the agreement is executed, but defer receiving the proceeds from the sale until a later date.  EQR has the authority to issue 13.0 million shares but has not issued any shares under this program since September 2012.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008 and no repurchases of any kind have occurred since February 2014.  As of December 31, 2019, EQR has remaining authorization to repurchase up to 13.0 million of its shares.
4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2019 and 2018 (amounts in thousands):

	2019	2018
Land	$5,936,188	$5,875,803
Depreciable property:
Buildings and improvements	18,904,686	18,232,625
Furniture, fixtures and equipment	1,916,458	1,722,231
In-Place lease intangibles	497,957	481,045
Projects under development:
Land	23,531	25,429
Construction-in-progress	158,099	83,980
Land held for development:
Land	64,460	61,038
Construction-in-progress	32,228	28,871
Investment in real estate	27,533,607	26,511,022
Accumulated depreciation	(7,276,786)	(6,696,281)
Investment in real estate, net	$20,256,821	$19,814,741

Acquisitions and Dispositions

During the year ended December 31, 2019, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	13	3,540	$1,494,689
Land Parcels (four) (2)	—	—	19,832
Total	13	3,540	$1,514,521

(1)	Purchase price includes an allocation of approximately $268.3 million to land and $1.229 billion to depreciable property (inclusive of capitalized closing costs).
(2)

Purchase price includes an allocation of approximately $16.7 million to vacant land and $4.9 million to construction-in-progress (inclusive of capitalized closing costs).  Land parcels include entry into two long-term ground leases for land projects under development in the Washington D.C. market, of which one land parcel is subject to a fully prepaid ground lease. See Notes 6 and 8 for additional discussion.

During the year ended December 31, 2018, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	5	1,478	$707,005
Total	5	1,478	$707,005

(1)	Purchase price includes an allocation of approximately $113.7 million to land and $594.4 million to depreciable property (inclusive of capitalized closing costs).

During the year ended December 31, 2019, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	11	2,361	$1,080,675
Rental Properties – Unconsolidated (1)	2	945	394,500
Land Parcels (two)	—	—	2,100
Total	13	3,306	$1,477,275

(1)	The Company owned a 20% interest in both unconsolidated rental properties. Sales price listed is the gross sales price. The Company received net sales proceeds of approximately $78.3 million.

The Company recognized a net gain on sales of real estate properties of approximately $447.6 million, a net gain on sales of unconsolidated entities of approximately $69.5 million and a net gain on sales of land parcels of approximately $2.0 million on the above sales.

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

During the year ended December 31, 2017, the Company recorded an approximate $1.7 million non-cash asset impairment charge on a land parcel that was being marketed for sale, which is included in land held for development on the consolidated balance sheets and included in the non-same store/other segment discussed in Note 17.  The charge was the result of an analysis of the parcel’s estimated fair value (determined using internally developed models based on market assumptions and potential sales data from the marketing process) compared to its current capitalized carrying value.  The parcel was sold in 2019.
5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any agreements to acquire rental properties or land parcels as of the date of filing.

The Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	4	1,416	$723,500
Land Parcels (two)	—	—	55,150
Total	4	1,416	$778,650

The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above.  See Note 18 for discussion of the properties acquired or disposed of, if any, subsequent to December 31, 2019.

6.	Investments in Partially Owned Entities

The Company has co-invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated).

Consolidated VIEs

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

During the year ended December 31, 2019, the Company entered into two consolidated joint ventures, both of which have been deemed to be VIEs and are consolidated due to the Company being the primary beneficiary.  The joint ventures own two separate land parcels which they are currently developing into multifamily rental properties.

The consolidated assets and liabilities related to the VIEs discussed above were approximately $754.7 million and $323.1 million, respectively, at December 31, 2019 and approximately $713.6 million and $313.9 million, respectively, at December 31, 2018.

Investments in Unconsolidated Entities

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of December 31, 2019 and December 31, 2018 (amounts in thousands except for ownership percentage):

	December 31, 2019	December 31, 2018	Ownership Percentage
Investments in Unconsolidated Entities:
Operating Property (VIE) (1)	$40,361	$42,365	33.3%
Operating Properties (Non-VIE) (2)	—	10,494	20.0%
Real Estate Technology/Other	11,877	5,490	Varies
Investments in Unconsolidated Entities	$52,238	$58,349

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

(2)

Includes two joint ventures under separate agreements with the same partner totaling 945 apartment units as of December 31, 2018.  During the year ended December 31, 2019, the Company and its joint venture partner sold both properties under separate agreements to unaffiliated parties.  See Note 4 for additional discussion.

7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of December 31, 2019 and 2018 (amounts in thousands):

	December 31, 2019	December 31, 2018
Mortgage escrow deposits:
Real estate taxes and insurance	$—	$876
Replacement reserves	8,543	8,641
Mortgage principal reserves/sinking funds	9,689	9,754
Other	—	852
Mortgage escrow deposits	18,232	20,123
Restricted cash:
Tax-deferred (1031) exchange proceeds	14,232	—
Earnest money on pending acquisitions	—	5,000
Restricted deposits on real estate investments	658	540
Resident security and utility deposits	37,140	35,659
Other	984	7,549
Restricted cash	53,014	48,748
Restricted deposits	$71,246	$68,871

8.	Leases

Lessor Accounting

The Company is the lessor for its residential and retail leases (including commercial leases) and these leases will continue to be accounted for as operating leases under the new standard as described in Note 2.  Therefore, the Company did not have significant changes in the accounting for its lease revenues.

For the year ended December 31, 2019, approximately 97% of the Company’s total lease revenue is generated from residential apartment leases that are generally twelve months or less in length.  The residential apartment leases may include lease income related to such items as RUBS income, parking, storage and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

For the year ended December 31, 2019, approximately 3% of the Company’s total lease revenue is generated by retail leases that are generally for terms ranging between five to ten years.  The retail leases generally consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents.  The retail leases may include lease income related to such items as RUBS income, parking rent and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Retail leases are renewable with market-based renewal options.

The Company elected the practical expedient to account for both its lease and non-lease components (specifically common area maintenance charges) as a single lease component under the leases standard.

The following table presents the lease income types relating to lease payments for residential and retail leases for the year ended December 31, 2019 (amounts in thousands):

	Year Ended December 31, 2019
Lease Income Type	Residential Leases	Retail Leases	Total
Residential and retail rent	$2,414,201	$71,988	$2,486,189
Utility recoveries (RUBS income) (1)	67,659	917	68,576
Parking rent	37,557	348	37,905
Storage rent	3,745	71	3,816
Pet rent	11,617	—	11,617
Total lease revenue (2)	$2,534,779	$73,324	$2,608,103

(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)	Excludes other rental income of $92.6 million for the year ended December 31, 2019, which is accounted for under the revenue recognition standard discussed in Note 2.

Lessee Accounting

The Company is the lessee under various corporate office and ground leases for which the Company recognized ROU assets and related lease liabilities effective January 1, 2019.  The following table presents the Company’s ROU assets and related lease liabilities as of December 31, 2019 (amounts in thousands):

2019
Right-of-use assets:
Corporate office leases	$41,596
Ground leases (finance)	57,982
Ground leases (operating)	413,196
Right-of-use assets	$512,774
Lease liabilities:
Corporate office leases	$43,105
Ground leases (finance)	23,239
Ground leases (operating)	264,990
Lease liabilities	$331,334

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

Corporate office leases

The Company leases nine corporate offices with lease expiration dates ranging from 2021 through 2042 (inclusive of applicable extension options).  The Company’s corporate office leases continue to be accounted for as operating leases under the new standard.  During the year ended December 31, 2019, the Company modified four office leases that continue to be classified as operating leases and recorded an additional lease liability and ROU asset at initial remeasurement of approximately $32.1 million.  See Note 15 for details on a corporate office lease with a related party.

Ground leases

The Company maintains long-term ground leases for 14 operating properties and two projects under development with lease expiration dates ranging from 2042 through 2118 (inclusive of applicable purchase options).  The Company owns the building and improvements.  Based on its election of the package of practical expedients, the Company was not required to reassess the classification of existing ground leases at adoption and therefore the 14 operating property leases continue to be accounted for as operating leases.  During the year ended December 31, 2019, the Company entered into two new ground leases, one of which is a fully prepaid ground lease, for projects under development that are being accounted for as finance leases and recorded initial ROU assets of approximately $57.9 million and lease liabilities of approximately $23.2 million.

Ground Lease Intangibles

Effective on January 1, 2019 with the adoption of the new leasing standard, ground lease intangibles, net of accumulated amortization were reclassed from other assets and other liabilities and are reported within the ROU assets on the consolidated balance sheets.  See Note 2 for discussion of the opening balance of ROU assets.  The following table summarizes the Company’s ground lease intangibles as of December 31, 2019 and 2018 (amounts in thousands):

Description	2019	2018
Assets
Ground lease intangibles	$189,518	$191,918
Accumulated amortization	(29,861)	(25,688)
Ground lease intangible assets, net (1)	$159,657	$166,230

Liabilities
Ground lease intangibles	$—	$2,400
Accumulated amortization	—	(290)
Ground lease intangible liabilities, net (1)	$—	$2,110

(1)

As of December 31, 2019, ground lease intangibles, net of accumulated amortization are included within the ROU assets on the consolidated balance sheets.  As of December 31, 2018, the ground lease intangibles were included within other assets and other liabilities on the consolidated balance sheets.

The following table provides a summary of the effect of the amortization for ground lease intangibles on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):

Description	Income Statement Location	2019	2018	2017
Ground lease intangible amortization	Property and Maintenance	$(4,463)	$(4,463)	$(4,369)

The following table provides a summary of the aggregate amortization for ground lease intangibles for each of the next five years (amounts in thousands):

	2020	2021	2022	2023	2024
Ground lease intangibles	$(4,463)	$(4,463)	$(4,463)	$(4,463)	$(4,463)

Additional disclosures

The following tables illustrate the quantitative disclosures for lessees as of and for the year ended December 31, 2019 (amounts in thousands):

Year Ended December 31, 2019
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$—
Interest on lease liabilities (capitalized)	225
Operating lease cost:
Corporate office leases	3,937
Ground leases	22,198
Variable lease cost:
Corporate office leases	1,489
Ground leases	3,700
Total lease cost	$31,549

December 31, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Investing cash flows from finance leases (capitalized)	$34,922
Operating cash flows from operating leases:
Corporate office leases	$5,494
Ground leases	$16,837
ROU assets obtained in exchange for new finance lease liabilities	$23,201
ROU assets obtained in exchange for new operating lease liabilities:
Corporate office leases	$44,298
Ground leases	$422,018
Weighted-average remaining lease term – finance leases (1)	19.7 years
Weighted-average remaining lease term – operating leases:
Corporate office leases	18.1 years
Ground leases	56.2 years
Weighted-average discount rate – finance leases	3.0%
Weighted-average discount rate – operating leases:
Corporate office leases	3.2%
Ground leases	5.0%

(1)	The weighted-average remaining lease term – finance leases does not include the remaining term of a fully prepaid finance lease entered into during the year ended December 31, 2019.

The following table summarizes the Company’s undiscounted cash flows for contractual obligations for minimum rent payments/receipts under operating and financing leases for the next five years and thereafter as of December 31, 2019:

(Payments)/Receipts Due by Year (in thousands)
	2020	2021	2022	2023	2024	Thereafter	Total
Finance Leases:
Minimum Rent Payments (a)	$(567)	$(578)	$(590)	$(601)	$(614)	$(33,850)	$(36,800)
Operating Leases:
Minimum Rent Payments (a)	$(16,914)	$(17,161)	$(16,907)	$(16,998)	$(17,330)	$(979,172)	$(1,064,482)
Minimum Rent Receipts (b)	$64,527	$61,817	$58,204	$50,906	$43,784	$154,898	$434,136

(a)	Minimum basic rent due for corporate office leases and base rent due on ground leases where the Company is the lessee.
(b)	Minimum basic rent receipts due for various retail space where the Company is the lessor. Excludes residential leases due to their short-term nature.

The following table provides a reconciliation of lease liabilities from our undiscounted cash flows for minimum rent payments as of December 31, 2019 (amounts in thousands):

2019
Total minimum rent payments	$1,101,282
Less: Lease discount	769,948
Lease liabilities	$331,334

9.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  Weighted average interest rates noted below for the years ended December 31, 2019 and 2018 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following tables summarize the Company’s mortgage notes payable activity for the years ended December 31, 2019 and 2018, respectively (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2018	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of December 31, 2019
Fixed Rate Debt:
Secured – Conventional	$1,885,407	$288,120	(2)	$(584,536)	$(6,308)	$(7,999)	$15	$1,574,699
Floating Rate Debt:
Secured – Conventional	6,357	7,651	(3)	(5,920)	(500)	—	(538)	7,050
Secured – Tax Exempt	493,706	—		(152,565)	—	16,617	2,103	359,861
Floating Rate Debt	500,063	7,651		(158,485)	(500)	16,617	1,565	366,911
Total	$2,385,470	$295,771		$(743,021)	$(6,808)	$8,618	$1,580	$1,941,610

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)	Obtained 3.94% fixed rate mortgage debt held in a Fannie Mae loan pool maturing on March 1, 2029.
(3)	Obtained variable rate construction mortgage debt that is non-recourse to the Company maturing on June 25, 2022 (total commitment of $67.6 million).

	Mortgage notes payable, net as of December 31, 2017	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of December 31, 2018
Fixed Rate Debt:
Secured – Conventional	$2,982,344	$—		$(1,093,705)	$(6,029)	$719	$2,078	$1,885,407
Floating Rate Debt:
Secured – Conventional	6,948	—		—	(600)	—	9	6,357
Secured – Tax Exempt	629,430	96,935	(2)	(254,234)	—	19,425	2,150	493,706
Floating Rate Debt	636,378	96,935		(254,234)	(600)	19,425	2,159	500,063
Total	$3,618,722	$96,935		$(1,347,939)	$(6,629)	$20,144	$4,237	$2,385,470

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)	Reissued floating rate tax-exempt mortgage bonds which mature on April 1, 2042, remarket weekly and are guaranteed by ERPOP.

The following table summarizes the Company’s debt extinguishment costs on mortgages recorded as additional interest expense during the years ended December 31, 2019 and 2018, respectively (amounts in thousands):

Description	2019	2018
Prepayment premiums/penalties	$3,381	$22,110
Write-offs of unamortized deferred financing costs	2,273	2,957
Write-offs of unamortized (premiums)/discounts/OCI	6,153	16,268
Total	$11,807	$41,335

The following table summarizes certain interest rate and maturity date information as of and for the years ended December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018
Interest Rate Ranges	0.10% - 5.29%	0.10% - 6.90%
Weighted Average Interest Rate	3.84%	4.15%
Maturity Date Ranges	2020-2061	2019-2061

As of December 31, 2019 and 2018, the Company had $281.7 million and $440.7 million, respectively, of secured debt (primarily tax-exempt bonds) subject to third party credit enhancement.

The historical cost, net of accumulated depreciation, of encumbered properties was $2.7 billion and $3.2 billion at December 31, 2019 and 2018, respectively.

Notes

The following tables summarize the Company’s notes activity for the years ended December 31, 2019 and 2018, respectively (amounts in thousands):

	Notes, net as of December 31, 2018	Proceeds		Lump sum payoffs	Realized/unrealized (gain) loss on derivative instruments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of December 31, 2019
Fixed Rate Debt:
Unsecured – Public	$5,485,884	$1,194,468	(2)	$(600,000)	$—	$3,117	$(5,956)	$6,077,513
Floating Rate Debt:
Unsecured – Public	447,402	—		(450,000)	2,277	45	276	—
Total	$5,933,286	$1,194,468		$(1,050,000)	$2,277	$3,162	$(5,680)	$6,077,513

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)

Issued $600.0 million of ten-year 3.00% unsecured notes, receiving net proceeds of approximately $597.5 million before underwriting fees, hedge termination costs and other expenses.  Additionally, issued $600.0 million of ten-year 2.50% unsecured notes, receiving net proceeds of approximately $597.0 million before underwriting fees and other expenses.

	Notes, net as of December 31, 2017	Proceeds		Realized/unrealized (gain) loss on derivative instruments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of December 31, 2018
Fixed Rate Debt:
Unsecured – Public	$4,591,373	$896,294	(2)	$—	$2,547	$(4,330)	$5,485,884
Floating Rate Debt:
Unsecured – Public (3)	447,439	—		(680)	90	553	447,402
Total	$5,038,812	$896,294		$(680)	$2,637	$(3,777)	$5,933,286

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)

Issued $500.0 million of ten-year 3.50% unsecured notes, receiving net proceeds of approximately $497.0 million before underwriting fees, hedge termination costs and other expenses.  Additionally, issued $400.0 million of ten-year 4.15% unsecured notes, receiving net proceeds of approximately $399.3 million before underwriting fees, hedge termination costs and other expenses.

(3)	Fair value interest rate swaps converted the $450.0 million 2.375% notes due July 1, 2019 to a floating interest rate of 90-Day LIBOR plus 0.61%.

The following table summarizes the Company’s debt extinguishment costs on notes recorded as additional interest expense during the years ended December 31, 2019 and 2018, respectively (amounts in thousands):

Description	2019	2018
Prepayment premiums/penalties	$10,266	$—
Write-offs of unamortized deferred financing costs	287	—
Write-offs of unamortized (premiums)/discounts/OCI	1,043	—
Total	$11,596	$—

The following table summarizes certain interest rate and maturity date information as of and for the years ended December 31, 2019 and 2018, respectively:

	December 31, 2019	December 31, 2018
Interest Rate Ranges	2.50% - 7.57%	2.85% - 7.57%
Weighted Average Interest Rate	4.21%	4.25%
Maturity Date Ranges	2021-2047	2019-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2019 and 2018.

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC in June 2019 and expires in June 2022.

Line of Credit and Commercial Paper

On November 1, 2019, the Company replaced its existing $2.0 billion facility with a $2.5 billion unsecured revolving credit facility maturing November 1, 2024.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.775%), or based on bids received from the lending group, and the Company pays a quarterly facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.  Weighted average interest rates on the revolving credit facility were 3.12% and 2.97% for the years ended December 31, 2019 and 2018, respectively.

The Company has an unsecured commercial paper note program in the United States.  On November 4, 2019, the Company increased the maximum aggregate amount outstanding for the commercial paper program from $500.0 million to $1.0 billion.  The notes will be sold under customary terms in the United States commercial paper note market subject to market conditions and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  The notes bear interest at various floating rates with a weighted average interest rate of 2.42% and 2.35% for the years ended December 31, 2019 and 2018, respectively, and a weighted average maturity of 40 days and 22 days as of December 31, 2019 and 2018, respectively.  The weighted average amount outstanding for the years ended December 31, 2019 and 2018 was approximately $434.4 million and $397.3 respectively.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program ($500.0 million at December 31, 2018) along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of December 31, 2019 and 2018 (amounts in thousands):

	December 31, 2019	December 31, 2018
Unsecured revolving credit facility commitment	$2,500,000	$2,000,000
Commercial paper balance outstanding	(1,000,000)	(500,000)
Unsecured revolving credit facility balance outstanding	(20,000)	—
Other restricted amounts	(100,929)	(103,622)
Unsecured revolving credit facility availability	$1,379,071	$1,396,378

The following table summarizes the Company’s debt extinguishment costs on the line of credit recorded as additional interest expense during the years ended December 31, 2019 and 2018, respectively (amounts in thousands):

Description	2019	2018
Write-offs of unamortized deferred financing costs	$588	$—
Total	$588	$—

Debt Maturity Table

The following table provides a summary of the aggregate payments of principal on all debt for each of the next five years and thereafter as of December 31, 2019 (amounts in thousands):

Year	Total
2020 (1)	$1,027,542
2021	926,404
2022	271,835
2023	1,329,088
2024	26,100
Thereafter	5,550,010
Subtotal	9,130,979
Deferred Financing Costs and Unamortized (Discount)	(94,023)
Total	$9,036,956

(1)	Includes $1.0 billion in principal outstanding on the Company’s commercial paper program.

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

In the normal course of business, the Company is exposed to the effect of interest rate changes.  The Company may seek to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.  The Company may also use derivatives to manage commodity prices in the daily operations of the business.

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at December 31, 2019 and 2018, respectively (amounts in thousands):

	December 31, 2019		December 31, 2018
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,941,610	$1,930,710	$2,385,470	$2,352,502
Unsecured debt, net	7,095,346	7,677,289	6,432,469	6,481,426
Total debt, net	$9,036,956	$9,607,999	$8,817,939	$8,833,928

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at December 31, 2019 and 2018, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$151,889	$151,889	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$151,889	$151,889	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$463,400	$—	$463,400	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2018	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$2,000	$—	$2,000	$—
Supplemental Executive Retirement Plan	Other Assets	134,088	134,088	—	—
Total		$136,088	$134,088	$2,000	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Fair Value Hedges	Other Liabilities	$2,277	$—	$2,277	$—
Forward Starting Swaps	Other Liabilities	9,851	—	9,851	—
Supplemental Executive Retirement Plan	Other Liabilities	134,088	134,088	—	—
Total		$146,216	$134,088	$12,128	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$379,106	$—	$379,106	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017, respectively (amounts in thousands):

December 31, 2019 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$2,277	Fixed rate debt	Interest expense	$(2,277)
Total		$2,277			$(2,277)

December 31, 2018 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(680)	Fixed rate debt	Interest expense	$680
Total		$(680)			$680

December 31, 2017 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(3,454)	Fixed rate debt	Interest expense	$3,454
Total		$(3,454)			$3,454

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2019, 2018 and 2017, respectively (amounts in thousands):

	Effective Portion
December 31, 2019 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(33,765)	Interest expense	$(21,188)
Total	$(33,765)		$(21,188)

	Effective Portion			Ineffective Portion
December 31, 2018 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$5,124	Interest expense	$(18,452)	N/A	$—
Total	$5,124		$(18,452)		$—

	Effective Portion			Ineffective Portion
December 31, 2017 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$6,439	Interest expense	$(18,858)	N/A	$—
Total	$6,439		$(18,858)		$—

As of December 31, 2019 and 2018, there were approximately $77.6 million and $65.0 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments, of which an estimated $24.9 million may be recognized as additional interest expense during the twelve months ending December 31, 2020.

In July 2019, six fair value interest rate swaps matured in conjunction with the maturity of $450.0 million of 2.375% unsecured notes.

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

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator for net income per share – basic:
Net income	$1,009,708	$685,192	$628,381
Allocation to Noncontrolling Interests – Operating Partnership	(36,034)	(24,939)	(22,604)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,297)	(2,718)	(2,323)
Preferred distributions	(3,090)	(3,090)	(3,091)
Numerator for net income per share – basic	$967,287	$654,445	$600,363
Numerator for net income per share – diluted:
Net income	$1,009,708	$685,192	$628,381
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,297)	(2,718)	(2,323)
Preferred distributions	(3,090)	(3,090)	(3,091)
Numerator for net income per share – diluted	$1,003,321	$679,384	$622,967
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	370,461	368,052	366,968
Effect of dilutive securities:
OP Units	12,907	12,869	12,901
Long-term compensation shares/units	2,965	2,774	2,809
Denominator for net income per share – diluted	386,333	383,695	382,678
Net income per share – basic	$2.61	$1.78	$1.64
Net income per share – diluted	$2.60	$1.77	$1.63

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator for net income per Unit – basic and diluted:
Net income	$1,009,708	$685,192	$628,381
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,297)	(2,718)	(2,323)
Allocation to Preference Units	(3,090)	(3,090)	(3,091)
Numerator for net income per Unit – basic and diluted	$1,003,321	$679,384	$622,967
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	383,368	380,921	379,869
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,965	2,774	2,809
Denominator for net income per Unit – diluted	386,333	383,695	382,678
Net income per Unit – basic	$2.61	$1.78	$1.64
Net income per Unit – diluted	$2.60	$1.77	$1.63

12.	Share Incentive Plans

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.  See Note 2 for additional information regarding the Company’s share-based compensation.

Overview of Share Incentive Plans

The 2019 Share Incentive Plan (the “2019 Plan”), as approved by the Company’s shareholders on June 27, 2019, expires on June 27, 2029 and reserves 11,331,958 Common Shares for issuance.  All future awards will be granted under the 2019 Plan.  As of December 31, 2019, 11,328,266 shares were available for future issuance.

Pursuant to the 2019 Plan, the 2011 Share Incentive Plan (the “2011 Plan”) and the 2002 Share Incentive Plan (the “2002 Plan”), as restated and amended (collectively the “Share Incentive Plans”), officers, trustees, key employees and consultants of the Company and its subsidiaries may be granted share options to acquire Common Shares (“Options”), including non-qualified share options (“NQSOs”), incentive share options (“ISOs”) and share appreciation rights (“SARs”), or may be granted restricted or non-restricted shares/units (including long-term incentive plan awards), subject to conditions and restrictions.  Options, SARs, restricted shares and restricted units are sometimes collectively referred to herein as “Awards”.

The 2011 Plan and the 2002 Plan, as restated and amended, will both terminate when all outstanding Awards have expired or have been exercised/vested.  The Board of Trustees may at any time amend or terminate the Share Incentive Plans, but termination will not affect Awards previously granted, absent immediate vesting and cash settlement.  Any Options which had vested prior to such a termination would remain exercisable by the holder.

Employee Long-Term Compensation Awards

The following table summarizes the terms of Awards generally granted to employees:

	Options	Restricted Shares	Restricted Units
Overview	Options exercised after vesting result in issuance of new Common Shares.	Restricted shareholders generally have the same voting rights and receive quarterly dividend payments on their shares at the same rate and on the same date as any other Common Share holder (1).

When certain conditions are met, restricted units convert into an equal number of OP Units, which the holder may exchange for Common Shares on a one-for-one basis or at the option of the Company the cash value of such shares. Restricted unitholders receive quarterly distribution payments on their restricted units at the same rate and on the same date as any other OP Unit holder (1).

Grant/Exercise Price	Granted at the fair market value of Common Shares as of the grant date.	Granted at the fair market value of Common Shares as of the grant date.	Granted at varying discount rates to the fair market value of Common Shares as of the grant date (2).
Vesting Period	In three equal installments over a three-year period from the grant date.	Three years from the grant date.	Three years from the grant date.
Expiration	Ten years from the grant date.	Not applicable.	Ten years from the grant date (2).
Upon Employee Termination	Unvested options are canceled.	Unvested restricted shares are canceled.	Unvested restricted units are canceled.
(1)

Dividends/distributions paid on unvested restricted shares and units are included as a component of retained earnings and Noncontrolling Interest – Operating Partnership/Limited Partners Capital, respectively, and have not been considered in reducing net income available to Common Shares/Units in a manner similar to the Company’s preferred share/preference unit dividends for the earnings per share/Unit calculation.

(2)

A restricted unit will automatically convert to an OP Unit when the capital account of each restricted unit increases (“books-up”) to a specified target.  The probability of a book-up occurring within the ten-year contractual life along with the liquidity risk associated with various hold period restrictions are both reflected in the discount.  If the capital target is not attained within ten years following the date of issuance, the restricted unit will automatically be canceled and no compensation will be payable to the holder of such canceled restricted unit.  If the capital target is attained and the restricted unit is converted to an OP Unit, it will not expire.

Long Term Incentive Plan

The Company’s executive compensation program allows the Chairman, Chief Executive Officer and certain other Executive Officers to earn from 0% to 200% of the target number of long-term incentive (“LTI”) awards, payable in the form of restricted shares and/or restricted units.  The Company’s Total Shareholder Return (“TSR”) and Normalized Funds from Operations (“FFO”) results over a forward-looking three-year performance period determine the restricted shares and/or restricted units awarded and are compared to pre-established quantitative performance metrics.   The grant date fair value of the awards is estimated using a Monte Carlo model for the TSR portion of the awards and the resulting expense is recorded over the service period regardless of whether the TSR performance measures are achieved and the Normalized FFO portion of the awards is adjusted based on the final achievement obtained.  If the executive is retirement-eligible, the grant date fair value is amortized into expense over the first year.  All other awards are amortized into expense over the three year performance and vesting period.

The LTI participants receive distributions on only restricted units awarded equal to 10% of the quarterly distributions paid on OP Units during the performance period.  At the end of the performance period, LTI participants receive dividends/distributions actually earned on restricted shares or restricted units awarded during the performance period, less any distributions already paid on the restricted units.  No payout would be made for any return below 50% of the target performance metric.  If employment is terminated prior to vesting, the restricted shares and restricted units are generally canceled.

Trustees

All Trustees, with the exception of the Company’s Chairman and employee Trustees, are granted Options, restricted shares and/or restricted units that vest one-year from the grant date that corresponds to the term for which he or she has been elected to serve.  Since 2016, the Chairman has only received awards under the LTI plan (see further discussion above).

Retirement Benefits

The Company’s Share Incentive Plans provide for certain benefits upon retirement.  The following table summarizes the terms of each retirement eligibility category.

	Age 62 for Employees	Rule of 70 for Employees	Age 72 for Trustees
Eligibility	For employees hired prior to January 1, 2009 and who were age 59 or older as of February 1, 2019.	All employees (1).	All non-employee Trustees.
Effect on unvested restricted shares, restricted units and Options	Awards immediately vest and Options continue to be exercisable for the balance of the applicable ten-year option period.	Awards continue to vest per the original vesting schedule, subject to certain conditions, and Options continue to be exercisable for the balance of the applicable ten-year option period.	Awards immediately vest and Options continue to be exercisable for the balance of the applicable ten-year option period.
Effect on LTI Plan

Awards are prorated in proportion to the number of days worked in the first year of the three-year performance period and the individual does not receive any payout of shares or units until the final payout is determined at the end of the three-year performance period.

(1)

The Rule of 70 is met when an employee’s years of service with the Company (which must be at least 15 years) plus his or her age (which must be at least 55 years) on the date of termination equals or exceeds 70 years.  In addition, the employee must give the Company at least six months’ advance written notice of his or her intention to retire along with agreeing to certain other conditions.

Under the Company’s definitions of retirement, some of its executive officers and its Chairman are retirement eligible.

Compensation Expense and Award Activity

The following tables summarize compensation information regarding the restricted shares, restricted units, Options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2019, 2018 and 2017.

	Year Ended December 31, 2019
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$11,522	$916	$—	$12,438	$979
Restricted units (2)	9,905	240	3,265	13,410	825
Options	2,420	254	1	2,675	—
ESPP discount	602	40	—	642	—
Total	$24,449	$1,450	$3,266	$29,165	$1,804

	Year Ended December 31, 2018
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$7,406	$852	$—	$8,258	$754
Restricted units (2)	12,310	36	1,663	14,009	963
Options	6,683	296	2,755	9,734	—
ESPP discount	733	34	—	767	—
Total	$27,132	$1,218	$4,418	$32,768	$1,717

	Year Ended December 31, 2017
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$9,209	$568	$—	$9,777	$761
Restricted units (2)	10,214	119	190	10,523	741
Options	4,893	323	1,619	6,835	—
ESPP discount	681	66	—	747	—
Total	$24,997	$1,076	$1,809	$27,882	$1,502

(1)

The Company allows eligible officers the ability to receive immediately vested restricted units (subject to the book-up provisions described above and a two-year hold restriction) or immediately vested Options in-lieu of any percentage of their annual cash bonus.

(2)	Includes LTI plan awards granted under the executive compensation program.

Compensation expense is generally recognized for Awards as follows:

•	Restricted shares, restricted units and Options – Straight-line method over the vesting period of the Options, shares or units regardless of cliff or ratable vesting distinctions.
•	LTI plan awards – Target amount is recognized under the straight-line method over the vesting period of the shares or units regardless of cliff or ratable vesting distinctions.
•	ESPP discount – Immediately upon the purchase of Common Shares each quarter.

The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above.  The total compensation expense related to Awards not yet vested at December 31, 2019 is $8.9 million (including the accelerated expenses for individuals approaching or meeting the retirement age criteria discussed above), which is expected to be recognized over a weighted average term of 1.35 years.

The tables below summarize the Award activity of the Share Incentive Plans for the three years ended December 31, 2019, 2018 and 2017:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	Restricted Units	Weighted Average Fair Value per Restricted Unit
Balance at December 31, 2016	6,023,101	$42.05	452,034	$70.35	802,257	$75.26
Awards granted (1) (5)	1,337,898	$60.88	93,867	$61.94	291,921	$68.57
Awards exercised/vested (2) (3) (4)	(846,137)	$37.26	(165,744)	$58.04	(192,644)	$54.16
Awards forfeited	(27,547)	$61.85	(10,416)	$72.44	(274)	$75.50
Awards expired	(3,483)	$65.91	—	—	—	—
Balance at December 31, 2017	6,483,832	$46.46	369,741	$73.67	901,260	$77.61
Awards granted (1) (5)	1,730,942	$60.40	129,303	$62.25	267,074	$61.60
Awards exercised/vested (2) (3) (4)	(1,056,388)	$29.05	(194,116)	$77.32	(28,486)	$55.50
Awards forfeited	(38,133)	$60.74	(5,503)	$65.77	—	$—
Awards expired	(8,018)	$59.70	—	—	—	—
Balance at December 31, 2018	7,112,235	$52.35	299,425	$66.52	1,139,848	$71.07
Awards granted (1) (5)	234,147	$72.10	163,799	$73.96	141,772	$67.22
Awards exercised/vested (2) (3) (4)	(1,745,050)	$44.72	(151,321)	$75.41	(422,784)	$70.77
Awards forfeited	(30,489)	$61.92	(5,197)	$65.35	(552)	$69.43
Awards expired	(3,299)	$40.39	—	—	—	—
Balance at December 31, 2019	5,567,544	$55.52	306,706	$66.15	858,284	$64.95
(1)	The weighted average grant date fair value for Options granted during the years ended December 31, 2019, 2018 and 2017 was $8.05 per share, $6.17 per share and $5.86 per share, respectively.
(2)

The aggregate intrinsic value of Options exercised during the years ended December 31, 2019, 2018 and 2017 was $58.1 million, $42.9 million and $25.6 million, respectively.  These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

(3)	The fair value of restricted shares vested during the years ended December 31, 2019, 2018 and 2017 was $11.1 million, $11.5 million and $10.2 million, respectively.
(4)	The fair value of restricted units vested during the years ended December 31, 2019, 2018 and 2017 was $29.1 million, $1.8 million and $11.7 million, respectively.
(5)	Includes LTI plan awards granted under the executive compensation program.

The following table summarizes information regarding Options outstanding and exercisable at December 31, 2019 (aggregate intrinsic value is in thousands):

	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Options Outstanding	5,567,544	5.30	$55.52	$141,395
Options Exercisable	4,750,481	4.81	$54.13	$127,277
Vested and expected to vest	808,646	8.13	$63.60	$14,005

(1)	The aggregate intrinsic values were calculated as the excess, if any, between the Company’s closing share price of $80.92 per share on December 31, 2019 and the strike price of the underlying awards.

As of December 31, 2018 and 2017, 5,328,020 Options (with a weighted average exercise price of $49.57) and 5,336,043 Options (with a weighted average exercise price of $43.24) were exercisable, respectively.

13.	Employee Plans

The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of EQR.  The Company registered 7,000,000 Common Shares under the ESPP, of which 2,714,332 Common Shares remained available for purchase at December 31, 2019.  The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter.  The following table summarizes information regarding the Common Shares issued under the ESPP with the net proceeds noted below being contributed to ERPOP in exchange for OP Units (amounts in thousands except share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Shares issued	48,131	75,414	68,286
Issuance price ranges	$59.56 – $72.91	$47.80 – $57.09	$52.79 – $58.06
Issuance proceeds	$3,116	$3,879	$3,744

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria.  The Company matches dollar for dollar up to the first 4% of eligible compensation that a participant contributes to the 401(k) Plan for all employees except those defined as highly compensated employees, whose match is 3%.  Participants are vested in the Company’s contributions over five years.  The Company recognized an expense in the amount of $5.0 million, $4.9 million and $4.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

On September 30, 2014, the Company filed with the SEC a Form S-3 Registration Statement to register 4,790,000 Common Shares pursuant to a Distribution Reinvestment Plan (the “2014 DRIP”), which included the remaining shares available for issuance under a previous registration.  The registration was automatically declared effective the same day and will expire when all 4,790,000 shares have been issued.  The Company has 4,664,977 Common Shares available for issuance under the 2014 DRIP at December 31, 2019.

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

The Company leases its corporate headquarters from an entity affiliated with EQR’s Chairman of the Board of Trustees.  The lease term expires on November 30, 2032 and contains two five-year extension options.  The amount incurred for such office space for the years ended December 31, 2019, 2018 and 2017 were approximately $2.6 million, $2.5 million and $2.8 million, respectively.  The Company believes these amounts approximate market rates for such rental space.
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

As of December 31, 2019, the Company has two wholly owned projects and one partially owned project totaling 824 apartment units in various stages of development with remaining commitments to fund of approximately $421.2 million (inclusive of applicable construction mortgage and joint venture partner obligations) and estimated completion dates ranging through September 30, 2021, as well as other completed development projects that are in various stages of lease-up or are stabilized.

As of December 31, 2019, the Company has two joint venture agreements with third party partners for the consolidated development of multifamily rental properties.  The development commitment to fund the project under construction is included in the development funding totals above for one of the joint ventures.  The joint venture agreements with each partner include a buy-sell provision that provides the right, but not the obligation, for the Company to acquire each respective partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for additional discussion.

The Company has entered into a retirement benefits agreement with its Chairman and deferred compensation agreements with other former executive officers.  During the years ended December 31, 2019, 2018 and 2017, the Company recognized compensation expense of $0.4 million, $0.3 million and $0.4 million, respectively, related to these agreements.

The following table summarizes the Company’s contractual obligations for deferred compensation for the next five years and thereafter as of December 31, 2019:

(Payments)/Receipts Due by Year (in thousands)
	2020	2021	2022	2023	2024	Thereafter	Total
Other Long-Term Liabilities:
Deferred Compensation (1)	$(761)	$(1,116)	$(1,116)	$(991)	$(709)	$(3,897)	$(8,590)

(1)	Estimated payments to the Company’s Chairman and one former executive officer based on actual and estimated retirement dates.

17.	Reportable Segments

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  The Company’s geographic same store operating segments located in urban and high-density suburban communities represent its reportable segments (the recently acquired Denver properties owned by the Company were included in non–same store through 2019). The Company’s operating segments located in its other markets (Phoenix) that are not material have also been included in the tables presented below.

The Company’s fee and asset management and development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2019, 2018 and 2017, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the years ended December 31, 2019, 2018 and 2017, respectively (amounts in thousands):

	Year Ended December 31,
	2019	2018	2017
Rental income	$2,700,691	$2,577,681	$2,470,689
Property and maintenance expense	(446,845)	(429,335)	(405,281)
Real estate taxes and insurance expense	(366,139)	(357,814)	(335,495)
Total operating expenses	(812,984)	(787,149)	(740,776)
Net operating income	$1,887,707	$1,790,532	$1,729,913

The following tables present NOI for each segment from our rental real estate for the years ended December 31, 2019, 2018 and 2017, respectively, as well as total assets and capital expenditures at December 31, 2019 and 2018, respectively (amounts in thousands):

	Year Ended December 31, 2019			Year Ended December 31, 2018			Year Ended December 31, 2017
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$468,517	$136,096	$332,421	$451,592	$129,455	$322,137	$402,192	$114,055	$288,137
Orange County	105,087	24,407	80,680	101,198	24,468	76,730	88,527	21,544	66,983
San Diego	95,042	24,636	70,406	91,971	24,024	67,947	88,507	23,073	65,434
Subtotal - Southern California	668,646	185,139	483,507	644,761	177,947	466,814	579,226	158,672	420,554

San Francisco	480,499	116,036	364,463	463,492	112,331	351,161	430,501	108,689	321,812
Washington D.C.	413,006	125,688	287,318	403,761	123,345	280,416	430,060	129,720	300,340
New York	454,448	188,784	265,664	444,112	178,055	266,057	454,945	170,064	284,881
Boston	227,547	62,176	165,371	218,778	60,409	158,369	223,595	60,931	162,664
Seattle	207,019	56,016	151,003	200,222	55,871	144,351	191,074	52,470	138,604
Other Markets	2,094	714	1,380	1,940	658	1,282	1,839	652	1,187
Total same store	2,453,259	734,553	1,718,706	2,377,066	708,616	1,668,450	2,311,240	681,198	1,630,042

Non-same store/other (2) (3)
Non-same store	196,476	62,591	133,885	103,688	36,874	66,814	95,016	30,742	64,274
Other (3)	50,956	15,840	35,116	96,927	41,659	55,268	64,433	28,836	35,597
Total non-same store/other	247,432	78,431	169,001	200,615	78,533	122,082	159,449	59,578	99,871

Totals	$2,700,691	$812,984	$1,887,707	$2,577,681	$787,149	$1,790,532	$2,470,689	$740,776	$1,729,913

(1)

For the years ended December 31, 2019 and 2018, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2018, less properties subsequently sold, which represented 71,830 apartment units.  For the year ended December 31, 2017, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2017, less properties subsequently sold, which represented 71,721 apartment units.

(2)

For the years ended December 31, 2019 and 2018, non-same store primarily includes properties acquired after January 1, 2018, plus any properties in lease-up and not stabilized as of January 1, 2018.  For the year ended December 31, 2017, non-same store primarily includes properties acquired after January 1, 2017, plus any properties in lease-up and not stabilized as of January 1, 2017.

(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Year Ended December 31, 2019		Year Ended December 31, 2018
	Total Assets	Capital Expenditures	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,975,420	$31,738	$2,958,361	$28,574
Orange County	404,545	9,276	418,041	8,214
San Diego	389,537	4,464	405,449	4,525
Subtotal - Southern California	3,769,502	45,478	3,781,851	41,313

San Francisco	3,238,884	28,153	3,325,595	42,497
Washington D.C.	3,370,750	23,015	3,484,045	26,981
New York	3,866,500	25,132	3,878,580	23,126
Boston	1,464,196	23,823	1,514,814	24,000
Seattle	1,292,609	19,990	1,330,959	18,065
Other Markets	12,931	194	12,781	163
Total same store	17,015,372	165,785	17,328,625	176,145

Non-same store/other (2) (3)
Non-same store	3,447,497	10,788	1,990,102	5,934
Other (3)	709,900	1,850	1,075,482	6,422
Total non-same store/other	4,157,397	12,638	3,065,584	12,356

Totals	$21,172,769	$178,423	$20,394,209	$188,501

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2018, less properties subsequently sold, which represented 71,830 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2018, plus any properties in lease-up and not stabilized as of January 1, 2018.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
18.	Subsequent Events

Subsequent to December 31, 2019, the Company:

•	Sold one partially owned property consisting of 136 apartment units for $31.2 million.

19.	Quarterly Financial Data (Unaudited)

Equity Residential

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end.  Amounts are in thousands, except for per share amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019 (1)	3/31	6/30	9/30	12/31
Total revenues	$662,494	$669,517	$685,145	$683,919
Operating income	209,969	369,260	368,363	408,952
Net income *	109,257	321,299	277,846	301,306
Net income available to Common Shares	103,766	308,196	266,333	288,992
Earnings per share:
Net income available to Common Shares - basic	$0.28	$0.83	$0.72	$0.78
Net income available to Common Shares - diluted	$0.28	$0.83	$0.71	$0.77

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018 (1)	3/31	6/30	9/30	12/31
Total revenues	$633,016	$639,808	$652,867	$652,743
Operating income	339,082	217,603	339,403	219,282
Net income *	220,548	118,410	223,846	122,388
Net income available to Common Shares	211,036	112,830	214,164	116,415
Earnings per share:
Net income available to Common Shares - basic	$0.57	$0.31	$0.58	$0.32
Net income available to Common Shares - diluted	$0.57	$0.31	$0.58	$0.31

* The Company did not have any discontinued operations, extraordinary items or cumulative effect of change in accounting principle during the periods presented.  Therefore, income from continuing operations and income before extraordinary items and cumulative effect of change in accounting principle are not shown as they were both equal to the net income amounts disclosed above.

(1)	Amounts may not equal full year results due to rounding.

ERP Operating Limited Partnership

The following unaudited quarterly data has been prepared on the basis of a December 31 year-end.  Amounts are in thousands, except for per Unit amounts.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019 (1)	3/31	6/30	9/30	12/31
Total revenues	$662,494	$669,517	$685,145	$683,919
Operating income	209,969	369,260	368,363	408,952
Net income *	109,257	321,299	277,846	301,306
Net income available to Units	107,685	319,706	276,243	299,687
Earnings per Unit:
Net income available to Units - basic	$0.28	$0.83	$0.72	$0.78
Net income available to Units - diluted	$0.28	$0.83	$0.71	$0.77

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018 (1)	3/31	6/30	9/30	12/31
Total revenues	$633,016	$639,808	$652,867	$652,743
Operating income	339,082	217,603	339,403	219,282
Net income *	220,548	118,410	223,846	122,388
Net income available to Units	219,095	117,129	222,323	120,837
Earnings per Unit:
Net income available to Units - basic	$0.57	$0.31	$0.58	$0.32
Net income available to Units - diluted	$0.57	$0.31	$0.58	$0.31

* The Operating Partnership did not have any discontinued operations, extraordinary items or cumulative effect of change in accounting principle during the periods presented.  Therefore, income from continuing operations and income before extraordinary items and cumulative effect of change in accounting principle are not shown as they were both equal to the net income amounts disclosed above.

(1)	Amounts may not equal full year results due to rounding.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Overall Summary

December 31, 2019

	Properties	Apartment Units	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances (1)
Wholly Owned Unencumbered	257	68,002	$23,408,268,350	$(6,199,955,243)	$17,208,313,107	$—
Wholly Owned Encumbered	35	8,425	3,204,805,398	(792,348,079)	2,412,457,319	1,630,731,451
Wholly Owned Properties	292	76,427	26,613,073,748	(6,992,303,322)	19,620,770,426	1,630,731,451
Partially Owned Unencumbered	9	1,847	524,897,809	(133,111,488)	391,786,321	—
Partially Owned Encumbered	8	1,688	395,635,869	(151,371,564)	244,264,305	310,878,101
Partially Owned Properties	17	3,535	920,533,678	(284,483,052)	636,050,626	310,878,101
Total Unencumbered Properties	266	69,849	23,933,166,159	(6,333,066,731)	17,600,099,428	—
Total Encumbered Properties	43	10,113	3,600,441,267	(943,719,643)	2,656,721,624	1,941,609,552
Total Consolidated Investment in Real Estate	309	79,962	$27,533,607,426	$(7,276,786,374)	$20,256,821,052	$1,941,609,552

(1)	See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2019

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Amount
Archstone Master Property Holdings LLC	13	H	$798,230,171
Portfolio/Entity Encumbrances	13		798,230,171
Individual Property Encumbrances			1,143,379,381
Total Encumbrances per Financial Statements			$1,941,609,552

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Balance, beginning of year	$26,511,022	$26,026,896	$25,386,425
Acquisitions and development	1,704,320	855,254	710,960
Improvements	180,944	192,661	204,113
Dispositions and other	(862,679)	(563,789)	(274,602)
Balance, end of year	$27,533,607	$26,511,022	$26,026,896

The changes in accumulated depreciation for the years ended December 31, 2019, 2018 and 2017 are as follows:

	2019	2018	2017
Balance, beginning of year	$6,696,281	$6,040,378	$5,360,389
Depreciation	831,083	785,725	743,749
Dispositions and other	(250,578)	(129,822)	(63,760)
Balance, end of year	$7,276,786	$6,696,281	$6,040,378

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2019

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/19
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/19	Encumbrances
Wholly Owned Unencumbered:
100 K Apartments (fka 100K Street)	Washington, D.C.	—	2018	222	$15,600,000	$69,662,369	$2,484	$15,600,000	$69,664,853	$85,264,853	$(3,157,965)	$82,106,888	$—
140 Riverside Boulevard	New York, NY	G	2003	354	103,539,100	94,082,725	10,160,746	103,539,100	104,243,471	207,782,571	(52,510,393)	155,272,178	—
160 Riverside Boulevard	New York, NY	G	2001	455	139,933,500	190,964,745	17,198,947	139,933,500	208,163,692	348,097,192	(104,423,480)	243,673,712	—
170 Amsterdam	New York, NY	G	2015	236	—	112,096,955	439,194	—	112,536,149	112,536,149	(20,556,743)	91,979,406	—
175 Kent	Brooklyn, NY	G	2011	113	22,037,831	53,962,169	2,003,647	22,037,831	55,965,816	78,003,647	(18,206,594)	59,797,053	—
180 Montague (fka Brooklyn Heights)	Brooklyn, NY	G	2000	193	32,400,000	92,675,228	4,764,589	32,400,000	97,439,817	129,839,817	(27,077,371)	102,762,446	—
180 Riverside Boulevard	New York, NY	G	1998	516	144,968,250	138,346,681	14,692,592	144,968,250	153,039,273	298,007,523	(78,364,843)	219,642,680	—
1111 Belle Pre (fka The Madison)	Alexandria, VA	G	2014	360	18,937,702	94,758,679	399,141	18,937,702	95,157,820	114,095,522	(25,780,466)	88,315,056	—
1210 Mass	Washington, D.C.	G	2004	144	9,213,512	36,559,189	2,770,003	9,213,512	39,329,192	48,542,704	(20,032,298)	28,510,406	—
1401 Joyce on Pentagon Row	Arlington, VA	—	2004	326	9,780,000	89,668,165	5,482,703	9,780,000	95,150,868	104,930,868	(38,110,856)	66,820,012	—
1500 Mass Ave	Washington, D.C.	G	1951	556	54,638,298	40,361,702	15,851,496	54,638,298	56,213,198	110,851,496	(29,241,959)	81,609,537	—
1800 Oak (fka Rosslyn)	Arlington, VA	G	2003	314	31,400,000	109,005,734	7,759,305	31,400,000	116,765,039	148,165,039	(32,605,736)	115,559,303	—
2201 Pershing Drive	Arlington, VA	G	2012	188	11,321,198	49,674,175	2,653,163	11,321,198	52,327,338	63,648,536	(15,332,930)	48,315,606	—
2201 Wilson	Arlington, VA	G	2000	219	21,900,000	78,724,663	4,621,475	21,900,000	83,346,138	105,246,138	(23,254,386)	81,991,752	—
2400 M St	Washington, D.C.	G	2006	359	30,006,593	114,013,785	4,706,151	30,006,593	118,719,936	148,726,529	(57,645,397)	91,081,132	—
315 on A	Boston, MA	G	2013	202	14,450,070	115,824,930	1,261,179	14,450,070	117,086,109	131,536,179	(22,891,380)	108,644,799	—
340 Fremont (fka Rincon Hill)	San Francisco, CA	—	2016	348	42,000,000	248,609,655	179,247	42,000,000	248,788,902	290,788,902	(33,388,938)	257,399,964	—
341 Nevins	Brooklyn, NY	—	(F)	—	3,621,830	189,222	—	3,621,830	189,222	3,811,052	—	3,811,052	—
3003 Van Ness (fka Van Ness)	Washington, D.C.	—	1970	625	56,300,000	141,191,580	7,157,154	56,300,000	148,348,734	204,648,734	(43,856,738)	160,791,996	—
425 Mass	Washington, D.C.	G	2009	559	28,150,000	138,600,000	4,759,357	28,150,000	143,359,357	171,509,357	(53,491,733)	118,017,624	—
455 Eye Street	Washington, D.C.	G	2017	174	11,941,407	61,418,274	40,682	11,941,407	61,458,956	73,400,363	(6,002,916)	67,397,447	—
4701 Willard	Chevy Chase, MD	G	1966	517	76,921,130	153,947,682	31,235,663	76,921,130	185,183,345	262,104,475	(67,153,478)	194,950,997	—
4885 Edgemoor Lane	Bethesda, MD	—	(F)	—	—	10,864,626	—	—	10,864,626	10,864,626	—	10,864,626	—
4th and Hill	Los Angeles, CA	—	(F)	—	13,131,456	16,680,349	—	13,131,456	16,680,349	29,811,805	—	29,811,805	—
600 Washington	New York, NY	G	2004	135	32,852,000	43,140,551	1,548,076	32,852,000	44,688,627	77,540,627	(22,331,625)	55,209,002	—
660 Washington (fka Boston Common)	Boston, MA	G	2006	420	106,100,000	166,311,679	4,730,410	106,100,000	171,042,089	277,142,089	(46,949,010)	230,193,079	—
70 Greene	Jersey City, NJ	G	2010	480	28,108,899	236,763,553	2,932,277	28,108,899	239,695,830	267,804,729	(81,879,133)	185,925,596	—
71 Broadway	New York, NY	G	1997	238	22,611,600	77,492,171	17,054,425	22,611,600	94,546,596	117,158,196	(51,104,697)	66,053,499	—
77 Bluxome	San Francisco, CA	—	2007	102	5,249,124	18,609,876	479,898	5,249,124	19,089,774	24,338,898	(6,408,288)	17,930,610	—
77 Park Avenue (fka Hoboken)	Hoboken, NJ	G	2000	301	27,900,000	168,992,440	7,688,560	27,900,000	176,681,000	204,581,000	(47,768,422)	156,812,578	—
777 Sixth	New York, NY	G	2002	294	65,352,706	65,747,294	4,999,856	65,352,706	70,747,150	136,099,856	(30,672,075)	105,427,781	—
88 Hillside	Daly City, CA	G	2011	95	7,786,800	31,587,325	3,225,899	7,786,800	34,813,224	42,600,024	(11,434,181)	31,165,843	—
855 Brannan	San Francisco, CA	G	2018	449	41,363,921	282,107,685	62,476	41,363,921	282,170,161	323,534,082	(23,429,467)	300,104,615	—
929 Mass (fka 929 House)	Cambridge, MA	G	1975	127	3,252,993	21,745,595	7,695,575	3,252,993	29,441,170	32,694,163	(19,893,418)	12,800,745	—
Academy Village	North Hollywood, CA	—	1989	248	25,000,000	23,593,194	9,821,339	25,000,000	33,414,533	58,414,533	(20,345,297)	38,069,236	—
Acappella	Pasadena, CA	—	2002	143	5,839,548	29,360,452	2,301,628	5,839,548	31,662,080	37,501,628	(12,293,107)	25,208,521	—
Acton Courtyard	Berkeley, CA	G	2003	71	5,550,000	15,785,509	396,492	5,550,000	16,182,001	21,732,001	(7,612,133)	14,119,868	—
Alban Towers	Washington, D.C.	—	1934	229	18,900,000	89,794,201	6,474,195	18,900,000	96,268,396	115,168,396	(25,786,581)	89,381,815	—
Alborada	Fremont, CA	—	1999	442	24,310,000	59,214,129	9,528,299	24,310,000	68,742,428	93,052,428	(44,468,172)	48,584,256	—
Alcott Apartments (fka West End Tower)	Boston, MA	G	(F)	—	10,424,000	128,885,729	—	10,424,000	128,885,729	139,309,729	—	139,309,729	—
Altitude (fka Village at Howard Hughes, The (Lots 1 & 2))	Los Angeles, CA	—	2016	545	43,783,485	150,235,905	493,024	43,783,485	150,728,929	194,512,414	(20,615,169)	173,897,245	—
Alton, The (fka Millikan)	Irvine, CA	—	2017	344	11,049,027	96,526,323	150,438	11,049,027	96,676,761	107,725,788	(11,346,591)	96,379,197	—
Arbor Terrace	Sunnyvale, CA	—	1979	175	9,057,300	18,483,642	11,357,865	9,057,300	29,841,507	38,898,807	(17,937,496)	20,961,311	—
Arches, The	Sunnyvale, CA	—	1974	410	26,650,000	62,850,000	2,623,168	26,650,000	65,473,168	92,123,168	(24,870,049)	67,253,119	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2019

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/19
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/19	Encumbrances
Artisan on Second	Los Angeles, CA	—	2008	118	8,000,400	36,074,600	1,173,462	8,000,400	37,248,062	45,248,462	(12,924,017)	32,324,445	—
Artisan Square	Northridge, CA	—	2002	140	7,000,000	20,537,359	1,889,100	7,000,000	22,426,459	29,426,459	(13,116,756)	16,309,703	—
Artistry Emeryville (fka Emeryville)	Emeryville, CA	—	1994	267	12,300,000	61,466,267	7,189,056	12,300,000	68,655,323	80,955,323	(20,908,096)	60,047,227	—
Atelier	Brooklyn, NY	G	2015	120	32,401,680	47,135,432	432,778	32,401,680	47,568,210	79,969,890	(8,426,826)	71,543,064	—
Avenue Two	Redwood City, CA	—	1972	123	7,995,000	18,005,000	2,417,128	7,995,000	20,422,128	28,417,128	(7,587,499)	20,829,629	—
Axis at Shady Grove	Rockville, MD	—	2016	366	14,745,774	90,503,831	123,658	14,745,774	90,627,489	105,373,263	(6,627,790)	98,745,473	—
Azure (fka Mission Bay-Block 13)	San Francisco, CA	—	2015	273	32,855,115	153,569,655	385,653	32,855,115	153,955,308	186,810,423	(25,110,173)	161,700,250	—
Bay Hill	Long Beach, CA	—	2002	160	7,600,000	27,437,239	3,648,128	7,600,000	31,085,367	38,685,367	(16,705,166)	21,980,201	—
Beatrice, The	New York, NY	—	2010	302	114,351,405	165,648,595	1,852,511	114,351,405	167,501,106	281,852,511	(51,586,536)	230,265,975	—
Bella Vista I, II, III Combined	Woodland Hills, CA	—	2003-2007	579	31,682,754	121,095,786	10,564,320	31,682,754	131,660,106	163,342,860	(63,397,900)	99,944,960	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	—	2000	1	63,158	236,157	2,098	63,158	238,255	301,413	(91,640)	209,773	—
Belle Fontaine	Marina Del Rey, CA	—	2003	102	9,098,808	28,701,192	2,077,210	9,098,808	30,778,402	39,877,210	(9,929,838)	29,947,372	—
Breakwater at Marina Del Rey	Marina Del Rey, CA	—	1964-1969	224	—	73,189,262	2,301,977	—	75,491,239	75,491,239	(22,556,033)	52,935,206	—
Briarwood (CA)	Sunnyvale, CA	—	1985	192	9,991,500	22,247,278	4,223,652	9,991,500	26,470,930	36,462,430	(19,003,418)	17,459,012	—
Brodie, The	Westminster, CO	—	2016	312	8,639,904	79,254,009	338,241	8,639,904	79,592,250	88,232,154	(4,390,121)	83,842,033	—
Brooklyner, The (fka 111 Lawrence)	Brooklyn, NY	G	2010	490	40,099,922	221,438,631	4,272,230	40,099,922	225,710,861	265,810,783	(69,755,616)	196,055,167	—
C on Pico	Los Angeles, CA	—	2014	94	17,125,766	28,074,234	468,094	17,125,766	28,542,328	45,668,094	(4,917,365)	40,750,729	—
Carlyle Mill	Alexandria, VA	—	2002	317	10,000,000	51,367,913	9,043,657	10,000,000	60,411,570	70,411,570	(34,997,308)	35,414,262	—
Carmel Terrace	San Diego, CA	—	1988-1989	384	2,288,300	20,596,281	12,519,325	2,288,300	33,115,606	35,403,906	(28,576,803)	6,827,103	—
Cascade	Seattle, WA	G	2017	477	23,751,564	149,388,658	10,060	23,751,564	149,398,718	173,150,282	(14,329,011)	158,821,271	—
Centennial (fka Centennial Court & Centennial Tower)	Seattle, WA	G	1991/2001	408	9,700,000	70,080,378	13,065,205	9,700,000	83,145,583	92,845,583	(43,852,523)	48,993,060	—
Centre Club Combined	Ontario, CA	—	1994 & 2002	412	7,436,000	33,014,789	9,490,814	7,436,000	42,505,603	49,941,603	(26,716,928)	23,224,675	—
Chloe on Madison (fka 1401 E. Madison)	Seattle, WA	G	2019	137	10,401,958	52,593,395	—	10,401,958	52,593,395	62,995,353	(497,660)	62,497,693	—
Chloe on Union (fka Chloe)	Seattle, WA	G	2010	117	14,835,571	39,359,650	2,516,557	14,835,571	41,876,207	56,711,778	(4,541,342)	52,170,436	—
Church Corner	Cambridge, MA	G	1987	85	5,220,000	16,744,643	3,270,549	5,220,000	20,015,192	25,235,192	(10,988,447)	14,246,745	—
City Gate at Cupertino (fka Cupertino)	Cupertino, CA	—	1998	311	40,400,000	95,937,046	7,548,015	40,400,000	103,485,061	143,885,061	(29,361,079)	114,523,982	—
City Pointe	Fullerton, CA	G	2004	183	6,863,792	36,476,208	3,588,233	6,863,792	40,064,441	46,928,233	(15,519,206)	31,409,027	—
City Square Bellevue (fka Bellevue)	Bellevue, WA	G	1998	191	15,100,000	41,876,257	3,873,050	15,100,000	45,749,307	60,849,307	(13,419,667)	47,429,640	—
Clarendon, The	Arlington, VA	G	2005	292	30,400,340	103,824,660	2,674,009	30,400,340	106,498,669	136,899,009	(36,985,746)	99,913,263	—
Cleo, The	Los Angeles, CA	—	1989	92	6,615,467	14,829,335	4,079,934	6,615,467	18,909,269	25,524,736	(9,776,697)	15,748,039	—
Connecticut Heights	Washington, D.C.	—	1974	518	27,600,000	114,002,295	10,060,643	27,600,000	124,062,938	151,662,938	(33,971,504)	117,691,434	—
Corcoran House at DuPont Circle (fka DuPont Circle)	Washington, D.C.	G	1961	138	13,500,000	26,913,113	2,637,933	13,500,000	29,551,046	43,051,046	(9,012,285)	34,038,761	—
Courthouse Plaza	Arlington, VA	G	1990	396	—	87,386,024	6,316,702	—	93,702,726	93,702,726	(28,408,921)	65,293,805	—
Creekside (San Mateo)	San Mateo, CA	—	1985	192	9,606,600	21,193,232	4,951,801	9,606,600	26,145,033	35,751,633	(18,907,735)	16,843,898	—
Cronins Landing	Waltham, MA	G	1998	281	32,300,000	85,119,324	11,972,290	32,300,000	97,091,614	129,391,614	(27,201,943)	102,189,671	—
Crystal Place	Arlington, VA	—	1986	181	17,200,000	47,918,975	3,946,812	17,200,000	51,865,787	69,065,787	(15,614,718)	53,451,069	—
Dalton, The	Alexandria, VA	G	2018	270	22,947,777	95,292,515	(6)	22,947,777	95,292,509	118,240,286	—	118,240,286	—
Deerwood (SD)	San Diego, CA	—	1990	316	2,082,095	18,739,815	15,675,022	2,082,095	34,414,837	36,496,932	(30,453,714)	6,043,218	—
Del Mar Ridge	San Diego, CA	—	1998	181	7,801,824	36,948,176	4,246,225	7,801,824	41,194,401	48,996,225	(17,680,819)	31,315,406	—
Eagle Canyon	Chino Hills, CA	—	1985	252	1,808,900	16,274,361	10,865,978	1,808,900	27,140,339	28,949,239	(20,747,510)	8,201,729	—
Edgemont at Bethesda Metro	Bethesda, MD	—	1989	122	13,092,552	43,907,448	1,674,370	13,092,552	45,581,818	58,674,370	(15,155,907)	43,518,463	—
Emerson Place	Boston, MA	G	1962	444	14,855,000	57,566,636	35,014,249	14,855,000	92,580,885	107,435,885	(63,325,270)	44,110,615	—
Encore at Sherman Oaks, The	Sherman Oaks, CA	—	1988	174	8,700,000	25,446,003	3,847,449	8,700,000	29,293,452	37,993,452	(10,801,336)	27,192,116	—
Eviva on Cherokee	Denver, CO	—	2017	274	10,507,626	100,037,204	151,235	10,507,626	100,188,439	110,696,065	(6,553,585)	104,142,480	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2019

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/19
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/19	Encumbrances
Fountains at Emerald Park (fka Emerald Park)	Dublin, CA	—	2000	324	25,900,000	83,986,217	3,935,049	25,900,000	87,921,266	113,821,266	(25,270,333)	88,550,933	—
Fremont Center	Fremont, CA	G	2002	322	25,800,000	78,753,114	4,490,634	25,800,000	83,243,748	109,043,748	(24,471,382)	84,572,366	—
Gaithersburg Station	Gaithersburg, MD	G	2013	400	17,500,000	74,678,917	3,537,268	17,500,000	78,216,185	95,716,185	(20,628,153)	75,088,032	—
Gallery, The	Hermosa Beach, CA	—	1971	169	18,144,000	46,567,941	2,995,980	18,144,000	49,563,921	67,707,921	(24,741,834)	42,966,087	—
Gateway at Malden Center	Malden, MA	G	1988	203	9,209,780	25,722,666	16,463,954	9,209,780	42,186,620	51,396,400	(26,861,288)	24,535,112	—
Geary Court Yard	San Francisco, CA	—	1990	165	1,722,400	15,471,429	6,197,853	1,722,400	21,669,282	23,391,682	(15,406,560)	7,985,122	—
Girard	Boston, MA	G	2016	160	—	102,450,328	865,330	—	103,315,658	103,315,658	(11,248,402)	92,067,256	—
Hampshire Place	Los Angeles, CA	—	1989	259	10,806,000	30,335,330	8,125,571	10,806,000	38,460,901	49,266,901	(19,841,849)	29,425,052	—
Harbor Steps	Seattle, WA	G	2000	761	59,403,601	158,829,432	40,880,428	59,403,601	199,709,860	259,113,461	(97,046,373)	162,067,088	—
Hathaway	Long Beach, CA	—	1987	385	2,512,500	22,611,912	13,674,471	2,512,500	36,286,383	38,798,883	(27,001,675)	11,797,208	—
Helios (fka 2nd+Pine)	Seattle, WA	G	2017	398	18,061,674	206,628,093	110,524	18,061,674	206,738,617	224,800,291	(20,125,380)	204,674,911	—
Heritage at Stone Ridge	Burlington, MA	—	2005	180	10,800,000	31,808,335	2,849,652	10,800,000	34,657,987	45,457,987	(17,798,543)	27,659,444	—
Heritage Ridge	Lynwood, WA	—	1999	197	6,895,000	18,983,597	4,605,503	6,895,000	23,589,100	30,484,100	(11,968,336)	18,515,764	—
Hesby	North Hollywood, CA	—	2013	308	23,299,892	102,700,108	1,653,931	23,299,892	104,354,039	127,653,931	(25,277,554)	102,376,377	—
Highlands at South Plainfield	South Plainfield, NJ	—	2000	252	10,080,000	37,526,912	2,592,223	10,080,000	40,119,135	50,199,135	(20,191,766)	30,007,369	—
Hikari	Los Angeles, CA	G	2007	128	9,435,760	32,564,240	965,477	9,435,760	33,529,717	42,965,477	(11,609,215)	31,356,262	—
Hudson Crossing	New York, NY	G	2003	259	23,420,000	69,977,699	3,000,297	23,420,000	72,977,996	96,397,996	(38,482,671)	57,915,325	—
Hudson Pointe	Jersey City, NJ	—	2003	182	5,350,000	41,114,074	6,902,664	5,350,000	48,016,738	53,366,738	(26,064,218)	27,302,520	—
Hunt Club II	Charlotte, NC	—	(F)	—	100,000	—	—	100,000	—	100,000	—	100,000	—
Huxley, The	Redwood City, CA	—	2018	137	18,775,028	89,335,476	5,577	18,775,028	89,341,053	108,116,081	(2,362,663)	105,753,418	—
Ivory Wood	Bothell, WA	—	2000	144	2,732,800	13,888,282	1,716,006	2,732,800	15,604,288	18,337,088	(8,531,839)	9,805,249	—
Jia (fka Chinatown Gateway)	Los Angeles, CA	G	2014	280	14,791,831	77,752,457	816,097	14,791,831	78,568,554	93,360,385	(22,410,277)	70,950,108	—
Junction 47 (fka West Seattle)	Seattle, WA	G	2015	206	11,726,305	56,576,329	139,678	11,726,305	56,716,007	68,442,312	(9,832,830)	58,609,482	—
Kelvin, The (fka Modera)	Irvine, CA	—	2015	194	15,521,552	64,853,448	593,826	15,521,552	65,447,274	80,968,826	(12,644,037)	68,324,789	—
Kenwood Mews	Burbank, CA	—	1991	141	14,100,000	24,662,883	4,164,875	14,100,000	28,827,758	42,927,758	(14,951,144)	27,976,614	—
Laguna Clara	Santa Clara, CA	—	1972	264	13,642,420	29,597,400	5,500,048	13,642,420	35,097,448	48,739,868	(19,856,605)	28,883,263	—
Landings at Port Imperial	W. New York, NJ	—	1999	276	27,246,045	37,741,050	14,471,631	27,246,045	52,212,681	79,458,726	(33,207,884)	46,250,842	—
Lane	Seattle, WA	G	2019	217	13,142,946	71,853,083	(1)	13,142,946	71,853,082	84,996,028	—	84,996,028	—
Lex, The	San Jose, CA	—	2017	387	21,817,512	158,778,598	77,511	21,817,512	158,856,109	180,673,621	(8,972,354)	171,701,267	—
Liberty Park	Braintree, MA	—	2000	202	5,977,504	26,749,111	6,951,551	5,977,504	33,700,662	39,678,166	(19,975,624)	19,702,542	—
Liberty Tower	Arlington, VA	G	2008	235	16,382,822	83,817,078	2,551,120	16,382,822	86,368,198	102,751,020	(31,785,187)	70,965,833	—
Lincoln Heights	Quincy, MA	—	1991	336	5,928,400	33,595,262	15,019,958	5,928,400	48,615,220	54,543,620	(37,746,289)	16,797,331	—
Lindley Apartments	Encino, CA	—	2004	129	5,805,000	25,705,000	2,055,111	5,805,000	27,760,111	33,565,111	(10,259,804)	23,305,307	—
Lofts at Kendall Square (fka Kendall Square)	Cambridge, MA	—	1998	186	18,696,674	78,445,657	6,941,386	18,696,674	85,387,043	104,083,717	(24,300,285)	79,783,432	—
Lofts at Kendall Square ll (fka 249 Third Street)	Cambridge, MA	G	2019	84	4,603,326	42,655,411	—	4,603,326	42,655,411	47,258,737	(388,231)	46,870,506	—
Longacre House	New York, NY	G	2000	293	73,170,045	53,962,510	4,562,899	73,170,045	58,525,409	131,695,454	(26,269,075)	105,426,379	—
Longfellow Place	Boston, MA	G	1975	710	38,264,917	132,175,915	86,857,633	38,264,917	219,033,548	257,298,465	(153,930,179)	103,368,286	—
Madox	Jersey City, NJ	G	2013	131	9,679,635	64,594,205	456,215	9,679,635	65,050,420	74,730,055	(4,991,342)	69,738,713	—
Mantena	New York, NY	G	2012	98	22,346,513	61,501,158	1,159,451	22,346,513	62,660,609	85,007,122	(18,028,047)	66,979,075	—
Marina 41 (fka Marina Del Rey)	Marina Del Rey, CA	—	1973	623	—	168,842,442	9,214,698	—	178,057,140	178,057,140	(53,401,243)	124,655,897	—
Mariposa at Playa Del Rey (fka Playa Del Rey)	Playa Del Rey, CA	—	2004	354	60,900,000	89,311,482	6,259,009	60,900,000	95,570,491	156,470,491	(28,260,197)	128,210,294	—
Mark on 8th	Seattle, WA	G	2016	174	23,004,387	51,148,861	132,254	23,004,387	51,281,115	74,285,502	(4,399,467)	69,886,035	—
Market Street Village	San Diego, CA	—	2006	229	13,740,000	40,757,301	2,433,811	13,740,000	43,191,112	56,931,112	(21,071,334)	35,859,778	—
Milano Lofts	Los Angeles, CA	G	1925/2006	99	8,125,216	27,378,784	4,128,987	8,125,216	31,507,771	39,632,987	(9,253,714)	30,379,273	—
Mill Creek	Milpitas, CA	—	1991	516	12,858,693	57,168,503	17,604,121	12,858,693	74,772,624	87,631,317	(39,853,420)	47,777,897	—
Montierra (CA)	San Diego, CA	—	1990	272	8,160,000	29,360,938	8,510,123	8,160,000	37,871,061	46,031,061	(26,472,405)	19,558,656	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2019

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/19
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/19	Encumbrances
Mosaic at Metro	Hyattsville, MD	—	2008	260	—	59,580,898	1,537,111	—	61,118,009	61,118,009	(23,624,406)	37,493,603	—
Mountain View Redevelopment	Mountain View, CA	—	(F)	—	—	882,046	—	—	882,046	882,046	—	882,046	—
Mozaic at Union Station	Los Angeles, CA	—	2007	272	8,500,000	52,529,446	2,472,824	8,500,000	55,002,270	63,502,270	(26,004,162)	37,498,108	—
Murray Hill Tower (fka Murray Hill)	New York, NY	G	1974	270	75,800,000	102,705,401	10,547,453	75,800,000	113,252,854	189,052,854	(34,480,104)	154,572,750	—
Next on Sixth	Los Angeles, CA	G	2017	398	52,509,906	136,635,362	52,028	52,509,906	136,687,390	189,197,296	(6,067,150)	183,130,146	—
North Pier at Harborside	Jersey City, NJ	—	2003	297	4,000,159	94,290,590	5,767,779	4,000,159	100,058,369	104,058,528	(53,298,183)	50,760,345	—
Northglen	Valencia, CA	—	1988	234	9,360,000	20,778,553	6,828,841	9,360,000	27,607,394	36,967,394	(16,473,980)	20,493,414	—
Northpark	Burlingame, CA	—	1972	510	38,607,000	77,472,217	15,236,070	38,607,000	92,708,287	131,315,287	(40,034,278)	91,281,009	—
Northridge	Pleasant Hill, CA	—	1974	221	5,524,000	14,691,705	11,618,255	5,524,000	26,309,960	31,833,960	(20,784,027)	11,049,933	—
Oak Park Combined	Agoura Hills, CA	—	1989 & 1990	444	3,390,700	30,517,274	11,129,906	3,390,700	41,647,180	45,037,880	(33,598,181)	11,439,699	—
Oaks	Santa Clarita, CA	—	2000	520	23,400,000	61,020,438	7,150,916	23,400,000	68,171,354	91,571,354	(38,896,036)	52,675,318	—
Oakwood Crystal City	Arlington, VA	—	1987	162	15,400,000	35,474,336	4,164,931	15,400,000	39,639,267	55,039,267	(11,715,439)	43,323,828	—
Ocean Crest	Solana Beach, CA	—	1986	146	5,111,200	11,910,438	4,831,677	5,111,200	16,742,115	21,853,315	(11,831,439)	10,021,876	—
Odin (fka Tallman)	Seattle, WA	—	2015	301	16,807,519	64,519,515	70,389	16,807,519	64,589,904	81,397,423	(11,050,157)	70,347,266	—
Old Town Lofts	Redmond, WA	G	2014	149	7,740,467	44,146,181	821,523	7,740,467	44,967,704	52,708,171	(8,666,808)	44,041,363	—
Olympus Towers	Seattle, WA	G	2000	328	14,752,034	73,335,425	10,370,617	14,752,034	83,706,042	98,458,076	(46,375,373)	52,082,703	—
One Henry Adams	San Francisco, CA	G	2016	241	30,224,393	139,558,692	22,022	30,224,393	139,580,714	169,805,107	(16,605,628)	153,199,479	—
One India Street (fka Oakwood Boston)	Boston, MA	G	1901	94	22,200,000	28,672,979	6,249,693	22,200,000	34,922,672	57,122,672	(9,689,007)	47,433,665	—
Pacific Place	Los Angeles, CA	—	2008	430	32,250,000	110,750,000	2,028,500	32,250,000	112,778,500	145,028,500	(31,554,841)	113,473,659	—
Packard Building	Seattle, WA	G	2010	61	5,911,041	19,954,959	1,112,353	5,911,041	21,067,312	26,978,353	(3,941,611)	23,036,742	—
Parc 77	New York, NY	G	1903	137	40,504,000	18,025,679	6,560,029	40,504,000	24,585,708	65,089,708	(14,088,276)	51,001,432	—
Parc Cameron	New York, NY	G	1927	166	37,600,000	9,855,597	7,590,854	37,600,000	17,446,451	55,046,451	(11,702,099)	43,344,352	—
Parc Coliseum	New York, NY	G	1910	177	52,654,000	23,045,751	9,553,310	52,654,000	32,599,061	85,253,061	(19,280,179)	65,972,882	—
Parc East Towers	New York, NY	G	1977	324	102,163,000	108,989,402	12,219,604	102,163,000	121,209,006	223,372,006	(56,644,803)	166,727,203	—
Parc on Powell (fka Parkside at Emeryville)	Emeryville, CA	G	2015	173	16,667,059	65,073,509	419,037	16,667,059	65,492,546	82,159,605	(12,009,148)	70,150,457	—
Park Connecticut	Washington, D.C.	—	2000	142	13,700,000	59,087,519	1,863,350	13,700,000	60,950,869	74,650,869	(16,566,168)	58,084,701	—
Park Hacienda (fka Hacienda)	Pleasanton, CA	—	2000	540	43,200,000	128,753,359	6,614,073	43,200,000	135,367,432	178,567,432	(39,974,119)	138,593,313	—
Park West (CA)	Los Angeles, CA	—	1987/1990	444	3,033,500	27,302,383	12,126,113	3,033,500	39,428,496	42,461,996	(30,924,343)	11,537,653	—
Parkside	Union City, CA	—	1979	208	6,246,700	11,827,453	8,185,992	6,246,700	20,013,445	26,260,145	(13,217,770)	13,042,375	—
Pearl, The (WA)	Seattle, WA	G	2008	80	6,972,585	26,527,415	1,051,124	6,972,585	27,578,539	34,551,124	(5,151,187)	29,399,937	—
Pearl MDR (fka Oakwood Marina Del Rey)	Marina Del Rey, CA	G	1969	597	—	120,795,359	5,726,479	—	126,521,838	126,521,838	(38,784,120)	87,737,718	—
Pegasus	Los Angeles, CA	G	1949/2003	322	18,094,052	81,905,948	6,904,081	18,094,052	88,810,029	106,904,081	(32,523,925)	74,380,156	—
Playa Pacifica	Hermosa Beach, CA	—	1972	285	35,100,000	33,473,822	23,756,377	35,100,000	57,230,199	92,330,199	(31,171,766)	61,158,433	—
Portofino	Chino Hills, CA	—	1989	176	3,572,400	14,660,994	3,874,242	3,572,400	18,535,236	22,107,636	(14,171,043)	7,936,593	—
Portofino (Val)	Valencia, CA	—	1989	216	8,640,000	21,487,126	5,837,031	8,640,000	27,324,157	35,964,157	(17,518,529)	18,445,628	—
Portside Towers	Jersey City, NJ	G	1992-1997	527	22,487,006	96,842,913	24,128,821	22,487,006	120,971,734	143,458,740	(89,422,204)	54,036,536	—
Potrero 1010	San Francisco, CA	G	2016	453	40,830,011	181,812,933	518,975	40,830,011	182,331,908	223,161,919	(26,294,704)	196,867,215	—
Prado (fka Glendale)	Glendale, CA	—	1988	264	—	67,977,313	5,928,659	—	73,905,972	73,905,972	(21,102,334)	52,803,638	—
Prime, The	Arlington, VA	—	2002	281	34,625,000	77,879,740	2,669,467	34,625,000	80,549,207	115,174,207	(32,656,903)	82,517,304	—
Prism at Park Avenue South (fka 400 Park Avenue South)	New York, NY	G	2015	269	76,292,169	171,649,131	208,922	76,292,169	171,858,053	248,150,222	(32,299,311)	215,850,911	—
Promenade at Town Center I & II	Valencia, CA	—	2001	564	28,200,000	69,795,915	10,883,962	28,200,000	80,679,877	108,879,877	(44,391,535)	64,488,342	—
Providence	Bothell, WA	—	2000	200	3,573,621	19,055,505	4,537,035	3,573,621	23,592,540	27,166,161	(12,025,867)	15,140,294	—
Quarry Hills	Quincy, MA	—	2006	316	26,900,000	84,411,162	4,202,638	26,900,000	88,613,800	115,513,800	(25,515,603)	89,998,197	—
Radius Uptown	Denver, CO	—	2017	372	13,644,960	121,899,084	640,652	13,644,960	122,539,736	136,184,696	(9,914,578)	126,270,118	—
Red 160 (fka Redmond Way)	Redmond, WA	G	2011	250	15,546,376	65,320,010	1,448,098	15,546,376	66,768,108	82,314,484	(20,622,372)	61,692,112	—
Redmond Court	Bellevue, WA	—	1977	206	10,300,000	33,488,745	1,211,705	10,300,000	34,700,450	45,000,450	(11,274,160)	33,726,290	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2019

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/19
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/19	Encumbrances
Regency Palms	Huntington Beach, CA	—	1969	310	1,857,400	16,713,254	7,272,427	1,857,400	23,985,681	25,843,081	(19,161,878)	6,681,203	—
Reserve at Clarendon Centre, The	Arlington, VA	G	2003	252	10,500,000	52,812,935	4,855,911	10,500,000	57,668,846	68,168,846	(32,743,477)	35,425,369	—
Reserve at Eisenhower, The	Alexandria, VA	—	2002	226	6,500,000	34,585,060	4,852,458	6,500,000	39,437,518	45,937,518	(22,240,250)	23,697,268	—
Reserve at Empire Lakes	Rancho Cucamonga, CA	—	2005	467	16,345,000	73,080,670	3,893,736	16,345,000	76,974,406	93,319,406	(39,080,433)	54,238,973	—
Reserve at Fairfax Corner	Fairfax, VA	—	2001	652	15,804,057	63,129,051	12,239,068	15,804,057	75,368,119	91,172,176	(44,632,394)	46,539,782	—
Reserve at Mountain View (fka Mountain View)	Mountain View, CA	—	1965	180	27,000,000	33,029,605	7,608,914	27,000,000	40,638,519	67,638,519	(12,863,114)	54,775,405	—
Reserve at Potomac Yard	Alexandria, VA	—	2002	588	11,918,917	68,862,641	17,256,235	11,918,917	86,118,876	98,037,793	(45,846,659)	52,191,134	—
Reserve at Town Center I-III (WA)	Mill Creek, WA	G	2001, 2009, 2014	584	16,768,705	77,623,664	8,538,253	16,768,705	86,161,917	102,930,622	(36,697,179)	66,233,443	—
Residences at Westgate I (fka Westgate II)	Pasadena, CA	G	2014	252	17,859,785	109,259,858	477,844	17,859,785	109,737,702	127,597,487	(27,267,435)	100,330,052	—
Residences at Westgate II (fka Westgate III)	Pasadena, CA	G	2015	88	12,118,248	40,486,467	97,831	12,118,248	40,584,298	52,702,546	(7,453,042)	45,249,504	—
Rianna I & II	Seattle, WA	G	2000/2002	156	4,430,000	29,298,096	1,408,357	4,430,000	30,706,453	35,136,453	(12,521,975)	22,614,478	—
Ridgewood Village I&II	San Diego, CA	—	1997	408	11,809,500	34,004,048	6,152,653	11,809,500	40,156,701	51,966,201	(27,801,818)	24,164,383	—
Riva Terra I (fka Redwood Shores)	Redwood City, CA	—	1986	304	34,963,355	84,587,658	6,552,889	34,963,355	91,140,547	126,103,902	(27,578,186)	98,525,716	—
Riva Terra II (fka Harborside)	Redwood City, CA	—	1986	149	17,136,645	40,536,531	3,532,047	17,136,645	44,068,578	61,205,223	(12,214,368)	48,990,855	—
Riverpark	Redmond, WA	G	2009	321	14,355,000	80,894,049	4,145,694	14,355,000	85,039,743	99,394,743	(27,531,587)	71,863,156	—
Rivington, The	Hoboken, NJ	—	1999	240	34,340,640	112,522,073	2,385,966	34,340,640	114,908,039	149,248,679	(11,203,805)	138,044,874	—
Rosecliff II	Quincy, MA	—	2005	130	4,922,840	30,202,160	1,575,032	4,922,840	31,777,192	36,700,032	(11,139,316)	25,560,716	—
Sakura Crossing	Los Angeles, CA	G	2009	230	14,641,990	42,858,010	1,508,474	14,641,990	44,366,484	59,008,474	(16,104,349)	42,904,125	—
Saxton	Seattle, WA	G	2019	325	38,805,400	128,661,766	1,221	38,805,400	128,662,987	167,468,387	(1,106,731)	166,361,656	—
Seventh & James	Seattle, WA	G	1992	96	663,800	5,974,803	4,559,907	663,800	10,534,710	11,198,510	(8,193,189)	3,005,321	—
Sheffield Court	Arlington, VA	—	1986	597	3,342,381	31,337,332	16,837,180	3,342,381	48,174,512	51,516,893	(39,604,857)	11,912,036	—
Siena Terrace	Lake Forest, CA	—	1988	356	8,900,000	24,083,024	7,673,467	8,900,000	31,756,491	40,656,491	(22,703,857)	17,952,634	—
Skycrest	Valencia, CA	—	1999	264	10,560,000	25,574,457	6,439,296	10,560,000	32,013,753	42,573,753	(19,701,076)	22,872,677	—
Skyhouse Denver	Denver, CO	G	2017	354	13,562,331	126,360,318	260,188	13,562,331	126,620,506	140,182,837	(10,544,133)	129,638,704	—
Skylark	Union City, CA	—	1986	174	1,781,600	16,731,916	5,693,705	1,781,600	22,425,621	24,207,221	(15,390,513)	8,816,708	—
Skyline Terrace	Burlingame, CA	—	1967 & 1987	138	16,836,000	35,414,000	8,685,848	16,836,000	44,099,848	60,935,848	(16,883,846)	44,052,002	—
Skyview	Rancho Santa Margarita, CA	—	1999	260	3,380,000	21,952,863	5,952,747	3,380,000	27,905,610	31,285,610	(18,956,521)	12,329,089	—
SoMa II	San Francisco, CA	—	(F)	—	29,406,606	5,863,582	—	29,406,606	5,863,582	35,270,188	—	35,270,188	—
Sonterra at Foothill Ranch	Foothill Ranch, CA	—	1997	300	7,503,400	24,048,507	6,103,825	7,503,400	30,152,332	37,655,732	(21,265,834)	16,389,898	—
South City Station (fka South San Francisco)	San Francisco, CA	G	2007	368	68,900,000	79,476,861	5,496,725	68,900,000	84,973,586	153,873,586	(24,542,210)	129,331,376	—
Southwood	Palo Alto, CA	—	1985	100	6,936,600	14,324,069	6,974,332	6,936,600	21,298,401	28,235,001	(13,871,734)	14,363,267	—
Springbrook Estates	Riverside, CA	—	(F)	—	18,200,000	1,145,000	—	18,200,000	1,145,000	19,345,000	—	19,345,000	—
Springline	Seattle, WA	G	2016	136	9,163,667	47,910,981	413,447	9,163,667	48,324,428	57,488,095	(6,348,664)	51,139,431	—
STOA	Los Angeles, CA	G	2017	237	25,326,048	79,976,031	355,097	25,326,048	80,331,128	105,657,176	(4,420,377)	101,236,799	—
Summerset Village	Chatsworth, CA	—	1985	280	2,890,450	23,670,889	8,502,754	2,890,450	32,173,643	35,064,093	(25,071,401)	9,992,692	—
Summit at Sausalito (fka Sausalito)	Sausalito, CA	—	1978	198	26,000,000	28,435,024	9,826,451	26,000,000	38,261,475	64,261,475	(13,610,363)	50,651,112	—
Ten23 (fka 500 West 23rd Street)	New York, NY	G	2011	111	—	58,881,873	839,289	—	59,721,162	59,721,162	(16,244,073)	43,477,089	—
Terraces, The	San Francisco, CA	G	1975	117	14,087,610	16,314,151	2,303,726	14,087,610	18,617,877	32,705,487	(7,132,658)	25,572,829	—
Third Square	Cambridge, MA	G	2008/2009	471	26,767,171	218,822,728	8,710,964	26,767,171	227,533,692	254,300,863	(86,467,715)	167,833,148	—
Three20	Seattle, WA	G	2013	134	7,030,766	29,005,762	783,255	7,030,766	29,789,017	36,819,783	(8,010,054)	28,809,729	—
Toscana	Irvine, CA	—	1991/1993	563	39,410,000	50,806,072	23,541,748	39,410,000	74,347,820	113,757,820	(44,385,604)	69,372,216	—
Town Square at Mark Center I (fka Millbrook I)	Alexandria, VA	—	1996	406	24,360,000	86,178,714	9,536,594	24,360,000	95,715,308	120,075,308	(47,769,571)	72,305,737	—
Town Square at Mark Center II	Alexandria, VA	—	2001	272	15,568,464	55,029,607	4,431,783	15,568,464	59,461,390	75,029,854	(23,267,306)	51,762,548	—
Troy Boston	Boston, MA	G	2015	378	34,641,051	181,607,331	657,969	34,641,051	182,265,300	216,906,351	(16,175,931)	200,730,420	—
Urbana (fka Market Street Landing)	Seattle, WA	G	2014	289	12,542,418	75,800,090	2,128,448	12,542,418	77,928,538	90,470,956	(20,704,557)	69,766,399	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2019

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/19
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/19	Encumbrances
Uwajimaya Village	Seattle, WA	—	2002	176	8,800,000	22,188,288	4,603,487	8,800,000	26,791,775	35,591,775	(12,717,581)	22,874,194	—
Vantage Pointe	San Diego, CA	G	2009	679	9,403,960	190,596,040	10,700,900	9,403,960	201,296,940	210,700,900	(73,412,146)	137,288,754	—
Veloce	Redmond, WA	G	2009	322	15,322,724	76,176,594	1,876,091	15,322,724	78,052,685	93,375,409	(23,071,740)	70,303,669	—
Venue at the Promenade	Castle Rock, CO	—	2017	312	8,355,048	83,752,689	89,298	8,355,048	83,841,987	92,197,035	(4,260,814)	87,936,221	—
Verde Condominium Homes (fka Mission Verde, LLC)	San Jose, CA	—	1986	108	5,190,700	9,679,109	4,541,057	5,190,700	14,220,166	19,410,866	(10,817,710)	8,593,156	—
Veridian (fka Silver Spring)	Silver Spring, MD	G	2009	457	18,539,817	130,407,365	3,911,967	18,539,817	134,319,332	152,859,149	(48,528,051)	104,331,098	—
Versailles	Woodland Hills, CA	—	1991	253	12,650,000	33,656,292	8,301,520	12,650,000	41,957,812	54,607,812	(24,444,631)	30,163,181	—
Versailles (K-Town)	Los Angeles, CA	—	2008	225	10,590,975	44,409,025	1,768,461	10,590,975	46,177,486	56,768,461	(18,704,272)	38,064,189	—
Victor on Venice	Los Angeles, CA	G	2006	115	10,350,000	35,433,437	1,455,531	10,350,000	36,888,968	47,238,968	(17,138,982)	30,099,986	—
Villa Solana	Laguna Hills, CA	—	1984	272	1,665,100	14,985,677	11,916,441	1,665,100	26,902,118	28,567,218	(21,819,381)	6,747,837	—
Village at Del Mar Heights, The (fka Del Mar Heights)	San Diego, CA	—	1986	168	15,100,000	40,859,396	3,059,227	15,100,000	43,918,623	59,018,623	(13,135,144)	45,883,479	—
Virginia Square	Arlington, VA	G	2002	231	—	85,940,003	6,071,125	—	92,011,128	92,011,128	(25,981,773)	66,029,355	—
Vista 99 (fka Tasman)	San Jose, CA	—	2016	554	27,709,329	177,551,020	530,009	27,709,329	178,081,029	205,790,358	(26,777,048)	179,013,310	—
Vista Del Lago	Mission Viejo, CA	—	1986-1988	608	4,525,800	40,736,293	18,471,821	4,525,800	59,208,114	63,733,914	(50,585,532)	13,148,382	—
Walden Park	Cambridge, MA	—	1966	232	12,448,888	52,044,448	4,534,927	12,448,888	56,579,375	69,028,263	(21,419,276)	47,608,987	—
Water Park Towers	Arlington, VA	—	1989	362	34,400,000	108,485,859	10,352,960	34,400,000	118,838,819	153,238,819	(34,973,941)	118,264,878	—
Watertown Square	Watertown, MA	G	2005	134	16,800,000	34,074,056	1,780,526	16,800,000	35,854,582	52,654,582	(10,288,446)	42,366,136	—
West 96th	New York, NY	G	1987	207	84,800,000	67,055,501	6,032,361	84,800,000	73,087,862	157,887,862	(23,339,208)	134,548,654	—
West End Apartments (fka Emerson Place/CRP II)	Boston, MA	G	2008	310	469,546	163,123,022	4,644,170	469,546	167,767,192	168,236,738	(67,233,339)	101,003,399	—
Westchester at Rockville	Rockville, MD	—	2009	192	10,600,000	44,135,207	1,115,325	10,600,000	45,250,532	55,850,532	(12,723,620)	43,126,912	—
Westmont	New York, NY	G	1986	163	64,900,000	61,143,259	5,556,773	64,900,000	66,700,032	131,600,032	(19,263,749)	112,336,283	—
Westside	Los Angeles, CA	—	2004	204	34,200,000	56,962,630	3,224,934	34,200,000	60,187,564	94,387,564	(17,012,037)	77,375,527	—
Westside Barrington (fka Westside Villas III)	Los Angeles, CA	—	1999	36	3,060,000	5,538,871	1,138,171	3,060,000	6,677,042	9,737,042	(4,172,543)	5,564,499	—
Westside Barry (Westside Villas VI)	Los Angeles, CA	—	1989	18	1,530,000	3,023,523	731,986	1,530,000	3,755,509	5,285,509	(2,345,294)	2,940,215	—
Westside Beloit (fka Westside Villas I)	Los Angeles, CA	—	1999	21	1,785,000	3,233,254	748,943	1,785,000	3,982,197	5,767,197	(2,551,527)	3,215,670	—
Westside Bundy (fka Westside Villas II)	Los Angeles, CA	—	1999	23	1,955,000	3,541,435	760,287	1,955,000	4,301,722	6,256,722	(2,680,002)	3,576,720	—
Westside Butler (fka Westside Villas IV)	Los Angeles, CA	—	1999	36	3,060,000	5,539,390	1,169,833	3,060,000	6,709,223	9,769,223	(4,174,963)	5,594,260	—
Westside Villas (fka Westside Villas V &VII)	Los Angeles, CA	—	1999 & 2001	113	9,605,000	19,983,385	2,834,458	9,605,000	22,817,843	32,422,843	(14,084,170)	18,338,673	—
Windridge (CA)	Laguna Niguel, CA	—	1989	344	2,662,900	23,985,497	12,894,049	2,662,900	36,879,546	39,542,446	(29,263,863)	10,278,583	—
Wood Creek I	Pleasant Hill, CA	—	1987	256	9,729,900	23,009,768	10,186,943	9,729,900	33,196,711	42,926,611	(24,464,128)	18,462,483	—
Woodleaf	Campbell, CA	—	1984	178	8,550,600	16,988,183	5,276,931	8,550,600	22,265,114	30,815,714	(16,233,694)	14,582,020	—
Management Business	Chicago, IL	—	(D)	—	—	—	120,063,148	—	120,063,148	120,063,148	(100,043,672)	20,019,476	—
Operating Partnership	Chicago, IL	—	(F)	—	—	3,342,110	—	—	3,342,110	3,342,110	—	3,342,110	—
Other	N/A	—	—	—	—	—	99,015	—	99,015	99,015	(46,097)	52,918	—
Wholly Owned Unencumbered				68,002	5,112,513,000	16,729,302,793	1,566,452,557	5,112,513,000	18,295,755,350	23,408,268,350	(6,199,955,243)	17,208,313,107	—

Wholly Owned Encumbered:
2501 Porter	Washington, D.C.	—	1988	202	13,000,000	75,271,179	6,881,392	13,000,000	82,152,571	95,152,571	(23,752,603)	71,399,968	(H)
300 East 39th (fka East 39th)	New York, NY	G	2001	254	48,900,000	96,174,639	5,454,780	48,900,000	101,629,419	150,529,419	(29,129,896)	121,399,523	61,827,655
303 East 83rd (fka Camargue)	New York, NY	G	1976	261	79,400,000	79,122,624	9,514,116	79,400,000	88,636,740	168,036,740	(25,938,650)	142,098,090	(H)
425 Broadway	Santa Monica, CA	G	2001	101	12,600,000	34,394,772	3,743,997	12,600,000	38,138,769	50,738,769	(11,169,257)	39,569,512	(H)
55 West Fifth I & II (fka Townhouse Plaza and Gardens)	San Mateo, CA	—	1964/1972	241	21,041,710	71,931,323	13,813,466	21,041,710	85,744,789	106,786,499	(29,022,401)	77,764,098	24,527,815
Alcyone	Seattle, WA	G	2004	162	11,379,497	49,360,503	1,521,001	11,379,497	50,881,504	62,261,001	(11,900,832)	50,360,169	27,246,175
Avanti	Anaheim, CA	—	1987	162	12,960,000	18,497,683	4,104,266	12,960,000	22,601,949	35,561,949	(11,252,625)	24,309,324	28,015,078
Avenir Apartments	Boston, MA	G	2009	241	—	114,321,619	5,726,350	—	120,047,969	120,047,969	(32,447,760)	87,600,209	85,443,736
Calvert Woodley	Washington, D.C.	—	1962	136	12,600,000	43,527,379	2,412,100	12,600,000	45,939,479	58,539,479	(13,266,223)	45,273,256	(H)

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2019

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/19
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/19	Encumbrances
Chelsea Square	Redmond, WA	—	1991	113	3,397,100	9,289,074	2,960,815	3,397,100	12,249,889	15,646,989	(8,780,971)	6,866,018	9,248,429
Citrus Suites	Santa Monica, CA	—	1978	70	9,000,000	16,950,326	2,141,605	9,000,000	19,091,931	28,091,931	(5,582,509)	22,509,422	(H)
Cleveland House	Washington, D.C.	—	1953	214	18,300,000	66,392,414	5,509,932	18,300,000	71,902,346	90,202,346	(20,430,345)	69,772,001	(H)
Columbia Crossing	Arlington, VA	—	1991	247	23,500,000	53,045,073	3,113,933	23,500,000	56,159,006	79,659,006	(16,792,580)	62,866,426	(H)
Elevé	Glendale, CA	G	2013	208	14,080,560	56,419,440	1,010,321	14,080,560	57,429,761	71,510,321	(14,460,258)	57,050,063	38,356,888
Estancia at Santa Clara (fka Santa Clara)	Santa Clara, CA	—	2000	450	—	123,759,804	1,914,108	—	125,673,912	125,673,912	(36,538,855)	89,135,057	(H)
Fairchase	Fairfax, VA	—	2007	392	23,500,000	87,722,321	1,576,897	23,500,000	89,299,218	112,799,218	(24,613,974)	88,185,244	(H)
Fairfield	Stamford, CT	G	1996	263	6,510,200	39,690,120	9,165,718	6,510,200	48,855,838	55,366,038	(36,158,521)	19,207,517	31,381,614
Flats at DuPont Circle	Washington, D.C.	—	1967	306	35,200,000	108,768,198	4,181,605	35,200,000	112,949,803	148,149,803	(29,876,521)	118,273,282	(H)
Glo	Los Angeles, CA	G	2008	201	16,047,023	48,650,963	3,529,222	16,047,023	52,180,185	68,227,208	(17,906,742)	50,320,466	32,367,606
Heights on Capitol Hill	Seattle, WA	G	2006	104	5,425,000	21,138,028	1,887,584	5,425,000	23,025,612	28,450,612	(10,762,358)	17,688,254	22,562,286
Kelvin Court (fka Alta Pacific)	Irvine, CA	—	2008	132	10,752,145	34,628,115	851,673	10,752,145	35,479,788	46,231,933	(14,415,041)	31,816,892	26,242,091
La Terrazza at Colma Station	Colma, CA	G	2005	155	—	41,251,044	3,207,542	—	44,458,586	44,458,586	(19,788,954)	24,669,632	25,008,472
Lofts 590	Arlington, VA	—	2005	212	20,100,000	67,909,023	785,733	20,100,000	68,694,756	88,794,756	(18,393,776)	70,400,980	42,942,461
Longview Place	Waltham, MA	—	2004	348	20,880,000	90,255,509	10,395,783	20,880,000	100,651,292	121,531,292	(49,137,968)	72,393,324	84,192,433
Metro on First	Seattle, WA	G	2002	102	8,540,000	12,209,981	2,455,932	8,540,000	14,665,913	23,205,913	(7,193,891)	16,012,022	21,468,471
Moda	Seattle, WA	G	2009	251	12,649,228	36,842,012	1,903,142	12,649,228	38,745,154	51,394,382	(14,892,031)	36,502,351	(I)
Park Place at San Mateo (fka San Mateo)	San Mateo, CA	G	2001	575	71,900,000	211,907,141	13,628,927	71,900,000	225,536,068	297,436,068	(64,679,195)	232,756,873	(H)
SoMa Square Apartments (fka South Market)	San Francisco, CA	G	1986	410	79,900,000	177,316,977	15,704,742	79,900,000	193,021,719	272,921,719	(52,889,334)	220,032,385	(H)
Square One	Seattle, WA	—	2014	112	7,222,544	26,277,456	99,319	7,222,544	26,376,775	33,599,319	(6,486,674)	27,112,645	(I)
Teresina	Chula Vista, CA	—	2000	440	28,600,000	61,916,670	7,609,660	28,600,000	69,526,330	98,126,330	(34,235,450)	63,890,880	37,940,000
Vantage Hollywood	Los Angeles, CA	—	1987	298	42,580,326	56,014,674	2,850,265	42,580,326	58,864,939	101,445,265	(13,149,796)	88,295,469	39,550,471
Vintage	Ontario, CA	—	2005-2007	300	7,059,230	47,677,762	1,742,159	7,059,230	49,419,921	56,479,151	(23,528,467)	32,950,684	49,085,671
Vintage at 425 Broadway (fka Promenade)	Santa Monica, CA	G	1934/2001	60	9,000,000	13,961,523	1,918,439	9,000,000	15,879,962	24,879,962	(4,816,090)	20,063,872	(H)
West 54th	New York, NY	G	2001	222	60,900,000	48,193,837	4,230,586	60,900,000	52,424,423	113,324,423	(16,852,716)	96,471,707	48,684,032
Westgate (fka Westgate I)	Pasadena, CA	—	2010	480	22,898,848	133,467,158	3,178,513	22,898,848	136,645,671	159,544,519	(42,104,815)	117,439,704	96,409,896
Portfolio/Entity Encumbrances (1)				—	—	—	—	—	—	—	—	—	798,230,171
Wholly Owned Encumbered				8,425	769,823,411	2,274,256,364	160,725,623	769,823,411	2,434,981,987	3,204,805,398	(792,348,079)	2,412,457,319	1,630,731,451

Partially Owned Unencumbered:
2300 Elliott	Seattle, WA	G	1992	92	796,800	7,173,725	7,612,428	796,800	14,786,153	15,582,953	(11,840,195)	3,742,758	—
9th & W	Washington, DC	G	(F)	—	—	3,566,064	—	—	3,566,064	3,566,064	—	3,566,064	—
Canyon Ridge	San Diego, CA	—	1989	162	4,869,448	11,955,064	4,156,380	4,869,448	16,111,444	20,980,892	(11,815,991)	9,164,901	—
Country Oaks	Agoura Hills, CA	—	1985	256	6,105,000	29,561,865	7,265,339	6,105,000	36,827,204	42,932,204	(22,480,257)	20,451,947	—
Harrison Square (fka Elliot Bay)	Seattle, WA	G	1992	166	7,600,000	35,844,345	5,653,924	7,600,000	41,498,269	49,098,269	(12,916,108)	36,182,161	—
Radius Koreatown	Los Angeles, CA	—	2014/2016	301	32,494,154	84,645,202	276,918	32,494,154	84,922,120	117,416,274	(11,662,625)	105,753,649	—
Rosecliff	Quincy, MA	—	1990	156	5,460,000	15,721,570	4,373,677	5,460,000	20,095,247	25,555,247	(13,904,866)	11,650,381	—
Strayhorse at Arrowhead Ranch	Glendale, AZ	—	1998	136	4,400,000	12,968,001	1,162,489	4,400,000	14,130,490	18,530,490	(7,106,675)	11,423,815	—
Venn at Main	Bellevue, WA	G	2016	350	26,626,497	151,652,048	226,783	26,626,497	151,878,831	178,505,328	(15,894,448)	162,610,880	—
Wood Creek II (fka Willow Brook (CA))	Pleasant Hill, CA	—	1985	228	5,055,000	38,388,672	9,286,416	5,055,000	47,675,088	52,730,088	(25,490,323)	27,239,765	—
Partially Owned Unencumbered				1,847	93,406,899	391,476,556	40,014,354	93,406,899	431,490,910	524,897,809	(133,111,488)	391,786,321	—

Partially Owned Encumbered:
Aero Apartments	Alameda, CA	G	(F)	—	13,107,242	18,347,948	—	13,107,242	18,347,948	31,455,190	—	31,455,190	7,049,636
Bellevue Meadows	Bellevue, WA	—	1983	180	4,507,100	12,574,814	5,863,119	4,507,100	18,437,933	22,945,033	(13,949,169)	8,995,864	16,526,976

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2019

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/19
Apartment Name	Location	Retail/ Commercial Space	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/19	Encumbrances
Canyon Creek (CA)	San Ramon, CA	—	1984	268	5,425,000	18,812,120	7,911,730	5,425,000	26,723,850	32,148,850	(18,327,786)	13,821,064	28,171,906
Lantern Cove	Foster City, CA	—	1985	232	6,945,000	23,064,976	7,320,624	6,945,000	30,385,600	37,330,600	(19,807,488)	17,523,112	36,439,783
Schooner Bay I	Foster City, CA	—	1985	168	5,345,000	20,390,618	5,854,156	5,345,000	26,244,774	31,589,774	(17,054,268)	14,535,506	28,854,243
Schooner Bay II	Foster City, CA	—	1985	144	4,550,000	18,064,764	5,376,714	4,550,000	23,441,478	27,991,478	(15,168,558)	12,822,920	26,159,132
Surrey Downs	Bellevue, WA	—	1986	122	3,057,100	7,848,618	3,532,712	3,057,100	11,381,330	14,438,430	(8,356,388)	6,082,042	9,829,000
Virgil Square	Los Angeles, CA	—	1979	142	5,500,000	15,216,613	3,380,225	5,500,000	18,596,838	24,096,838	(10,021,205)	14,075,633	9,893,916
Wisconsin Place	Chevy Chase, MD	—	2009	432	—	172,089,355	1,550,321	—	173,639,676	173,639,676	(48,686,702)	124,952,974	147,953,509
Partially Owned Encumbered				1,688	48,436,442	306,409,826	40,789,601	48,436,442	347,199,427	395,635,869	(151,371,564)	244,264,305	310,878,101

Total Consolidated Investment in Real Estate				79,962	$6,024,179,752	$19,701,445,539	$1,807,982,135	$6,024,179,752	$21,509,427,674	$27,533,607,426	$(7,276,786,374)	$20,256,821,052	$1,941,609,552

(1)See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2019

NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $1,916,458,010 as of December 31, 2019.
(B)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2019 was approximately $13.7 billion (unaudited).
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

(E)	Primarily represents capital expenditures for building improvements, replacements and renovations incurred subsequent to each property’s acquisition date.
(F)	Primarily represents land and/or construction-in-progress on projects either held for future development or projects currently under development.
(G)	A portion of these properties includes and/or will include retail/commercial space (including parking garages).
(H)	See Encumbrances Reconciliation schedule.
(I)	Boot property for Bond Partnership mortgage pool.