Form 10-Q
period 2020-03-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2020-05-07
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on April 30, 2020 was 372,125,616.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2020 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of March 31, 2020 owned an approximate 96.4% ownership interest in, ERPOP.  The remaining 3.6% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business.  The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Land	$5,883,065	$5,936,188
Depreciable property	21,197,547	21,319,101
Projects under development	225,753	181,630
Land held for development	102,602	96,688
Investment in real estate	27,408,967	27,533,607
Accumulated depreciation	(7,420,293)	(7,276,786)
Investment in real estate, net	19,988,674	20,256,821
Investments in unconsolidated entities	55,866	52,238
Cash and cash equivalents	82,335	45,753
Restricted deposits	58,435	71,246
Right-of-use assets	507,962	512,774
Other assets	226,046	233,937
Total assets	$20,919,318	$21,172,769

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,940,745	$1,941,610
Notes, net	6,079,308	6,077,513
Line of credit and commercial paper	612,651	1,017,833
Accounts payable and accrued expenses	165,696	94,350
Accrued interest payable	65,925	66,852
Lease liabilities	330,713	331,334
Other liabilities	298,992	346,963
Security deposits	69,074	70,062
Distributions payable	232,186	218,326
Total liabilities	9,795,290	10,164,843

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	353,342	463,400
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of March 31, 2020 and December 31, 2019	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 372,104,054 shares issued and outstanding as of March 31, 2020 and 371,670,884 shares issued and outstanding as of December 31, 2019	3,721	3,717
Paid in capital	9,092,441	8,965,577
Retained earnings	1,469,821	1,386,495
Accumulated other comprehensive income (loss)	(72,896)	(77,563)
Total shareholders’ equity	10,530,367	10,315,506
Noncontrolling Interests:
Operating Partnership	235,580	227,837
Partially Owned Properties	4,739	1,183
Total Noncontrolling Interests	240,319	229,020
Total equity	10,770,686	10,544,526
Total liabilities and equity	$20,919,318	$21,172,769

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
REVENUES
Rental income	$682,305	$662,302
Fee and asset management	24	192
Total revenues	682,329	662,494

EXPENSES
Property and maintenance	115,816	115,070
Real estate taxes and insurance	97,732	91,442
Property management	27,709	26,396
General and administrative	14,518	15,381
Depreciation	212,422	204,215
Total expenses	468,197	452,504

Net gain (loss) on sales of real estate properties	207,977	(21)

Operating income	422,109	209,969

Interest and other income	1,936	581
Other expenses	(2,533)	(3,275)
Interest:
Expense incurred, net	(85,590)	(94,938)
Amortization of deferred financing costs	(2,041)	(2,136)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	333,881	110,201
Income and other tax (expense) benefit	(53)	(238)
Income (loss) from investments in unconsolidated entities	(1,157)	(707)
Net gain (loss) on sales of land parcels	—	1
Net income	332,671	109,257
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(11,535)	(3,919)
Partially Owned Properties	(12,530)	(799)
Net income attributable to controlling interests	308,606	104,539
Preferred distributions	(773)	(773)
Net income available to Common Shares	$307,833	$103,766

Earnings per share – basic:
Net income available to Common Shares	$0.83	$0.28
Weighted average Common Shares outstanding	371,582	369,558

Earnings per share – diluted:
Net income available to Common Shares	$0.83	$0.28
Weighted average Common Shares outstanding	386,949	385,184

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
Comprehensive income:
Net income	$332,671	$109,257
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(967)	(14,420)
Losses reclassified into earnings from other comprehensive income	5,634	4,393
Other comprehensive income (loss)	4,667	(10,027)
Comprehensive income	337,338	99,230
Comprehensive (income) attributable to Noncontrolling Interests	(24,234)	(4,353)
Comprehensive income attributable to controlling interests	$313,104	$94,877

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$332,671	$109,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	212,422	204,215
Amortization of deferred financing costs	2,041	2,136
Amortization of above/below market lease intangibles	(18)	(18)
Amortization of discounts and premiums on debt	1,276	1,418
Amortization of deferred settlements on derivative instruments	5,631	4,390
Amortization of right-of-use assets	3,007	4,022
Write-off of pursuit costs	1,627	1,448
(Income) loss from investments in unconsolidated entities	1,157	707
Distributions from unconsolidated entities – return on capital	100	693
Net (gain) loss on sales of real estate properties	(207,977)	21
Net (gain) loss on sales of land parcels	—	(1)
Realized/unrealized (gain) loss on derivative instruments	25	—
Compensation paid with Company Common Shares	7,844	9,806
Other operating activities, net	1,805	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(18,386)	(14,325)
Increase (decrease) in accounts payable and accrued expenses	62,573	63,789
Increase (decrease) in accrued interest payable	(927)	11,406
Increase (decrease) in lease liabilities	(621)	(554)
Increase (decrease) in other liabilities	(20,811)	(25,942)
Increase (decrease) in security deposits	(988)	1,077
Net cash provided by operating activities	382,451	373,545
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	—	(258,938)
Investment in real estate – development/other	(52,204)	(45,327)
Capital expenditures to real estate	(38,342)	(34,018)
Non-real estate capital additions	(4,516)	(1,018)
Interest capitalized for real estate under development	(1,834)	(1,202)
Proceeds from disposition of real estate, net	368,364	—
Investments in unconsolidated entities	(5,458)	(6,281)
Purchase of investment securities and other investments	(1)	(251)
Net cash provided by (used for) investing activities	266,009	(347,035)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(181)	$(1,492)
Mortgage notes payable, net:
Proceeds	78	288,120
Scheduled principal repayments	(1,941)	(1,619)
Line of credit and commercial paper:
Line of credit proceeds	720,000	1,995,000
Line of credit repayments	(740,000)	(1,995,000)
Commercial paper proceeds	1,905,818	3,985,661
Commercial paper repayments	(2,291,000)	(4,140,000)
Proceeds from (payments on) settlement of derivative instruments	(25)	—
Proceeds from Employee Share Purchase Plan (ESPP)	869	1,126
Proceeds from exercise of options	11,151	29,860
Contributions – Noncontrolling Interests – Partially Owned Properties	341	—
Contributions – Noncontrolling Interests – Operating Partnership	12	—
Distributions:
Common Shares	(211,239)	(199,749)
Preferred Shares	(773)	—
Noncontrolling Interests – Operating Partnership	(8,484)	(7,256)
Noncontrolling Interests – Partially Owned Properties	(9,315)	(3,968)
Net cash provided by (used for) financing activities	(624,689)	(49,317)
Net increase (decrease) in cash and cash equivalents and restricted deposits	23,771	(22,807)
Cash and cash equivalents and restricted deposits, beginning of period	116,999	116,313
Cash and cash equivalents and restricted deposits, end of period	$140,770	$93,506

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$82,335	$29,391
Restricted deposits	58,435	64,115
Total cash and cash equivalents and restricted deposits, end of period	$140,770	$93,506

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$75,561	$74,777
Net cash paid (received) for income and other taxes	$266	$531
Amortization of deferred financing costs:
Investment in real estate, net	$(60)	$—
Other assets	$584	$603
Mortgage notes payable, net	$403	$416
Notes, net	$1,114	$1,117
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$595	$736
Notes, net	$681	$682
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(3)
Accumulated other comprehensive income	$5,634	$4,393
Write-off of pursuit costs:
Investment in real estate, net	$1,586	$1,437
Other assets	$33	$11
Accounts payable and accrued expenses	$8	$—
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$830	$364
Other liabilities	$327	$343
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$1,337
Notes, net	$—	$1,255
Other liabilities	$992	$11,828
Accumulated other comprehensive income	$(967)	$(14,420)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(4,558)	$(5,561)
Other liabilities	$(900)	$(720)
Debt financing costs:
Other assets	$(181)	$145
Mortgage notes payable, net	$—	$(1,632)
Notes, net	$—	$(5)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(438,705)
Other assets	$—	$184,116
Lease liabilities	$—	$282,791
Other liabilities	$—	$(28,202)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280
Balance, end of period	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,717	$3,694
Conversion of OP Units into Common Shares	—	2
Exercise of share options	2	7
Share-based employee compensation expense:
Restricted shares	2	2
Balance, end of period	$3,721	$3,705
PAID IN CAPITAL
Balance, beginning of period	$8,965,577	$8,935,453
Common Share Issuance:
Conversion of OP Units into Common Shares	1,844	4,785
Exercise of share options	11,149	29,853
Employee Share Purchase Plan (ESPP)	869	1,126
Share-based employee compensation expense:
Restricted shares	4,021	4,576
Share options	670	793
ESPP discount	153	267
Supplemental Executive Retirement Plan (SERP)	149	(602)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	111,449	(55,021)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(3,440)	4,652
Balance, end of period	$9,092,441	$8,925,882
RETAINED EARNINGS
Balance, beginning of period	$1,386,495	$1,261,763
Net income attributable to controlling interests	308,606	104,539
Common Share distributions	(224,507)	(210,497)
Preferred Share distributions	(773)	(773)
Balance, end of period	$1,469,821	$1,155,032
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(77,563)	$(64,986)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(967)	(14,420)
Losses reclassified into earnings from other comprehensive income	5,634	4,393
Balance, end of period	$(72,896)	$(75,013)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$0.6025	$0.5675

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$227,837	$228,738
Issuance of restricted units to Noncontrolling Interests	12	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(1,844)	(4,787)
Equity compensation associated with Noncontrolling Interests	5,067	7,903
Net income attributable to Noncontrolling Interests	11,535	3,919
Distributions to Noncontrolling Interests	(9,076)	(7,605)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(1,391)	1,565
Adjustment for Noncontrolling Interests ownership in Operating Partnership	3,440	(4,652)
Balance, end of period	$235,580	$225,081
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$1,183	$(2,293)
Net income attributable to Noncontrolling Interests	12,530	799
Contributions by Noncontrolling Interests	341	—
Distributions to Noncontrolling Interests	(9,315)	(3,968)
Balance, end of period	$4,739	$(5,462)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31,	December 31,
	2020	2019
ASSETS
Land	$5,883,065	$5,936,188
Depreciable property	21,197,547	21,319,101
Projects under development	225,753	181,630
Land held for development	102,602	96,688
Investment in real estate	27,408,967	27,533,607
Accumulated depreciation	(7,420,293)	(7,276,786)
Investment in real estate, net	19,988,674	20,256,821
Investments in unconsolidated entities	55,866	52,238
Cash and cash equivalents	82,335	45,753
Restricted deposits	58,435	71,246
Right-of-use assets	507,962	512,774
Other assets	226,046	233,937
Total assets	$20,919,318	$21,172,769

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,940,745	$1,941,610
Notes, net	6,079,308	6,077,513
Line of credit and commercial paper	612,651	1,017,833
Accounts payable and accrued expenses	165,696	94,350
Accrued interest payable	65,925	66,852
Lease liabilities	330,713	331,334
Other liabilities	298,992	346,963
Security deposits	69,074	70,062
Distributions payable	232,186	218,326
Total liabilities	9,795,290	10,164,843

Commitments and contingencies

Redeemable Limited Partners	353,342	463,400
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,565,983	10,355,789
Limited Partners	235,580	227,837
Accumulated other comprehensive income (loss)	(72,896)	(77,563)
Total partners’ capital	10,765,947	10,543,343
Noncontrolling Interests – Partially Owned Properties	4,739	1,183
Total capital	10,770,686	10,544,526
Total liabilities and capital	$20,919,318	$21,172,769

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
REVENUES
Rental income	$682,305	$662,302
Fee and asset management	24	192
Total revenues	682,329	662,494

EXPENSES
Property and maintenance	115,816	115,070
Real estate taxes and insurance	97,732	91,442
Property management	27,709	26,396
General and administrative	14,518	15,381
Depreciation	212,422	204,215
Total expenses	468,197	452,504

Net gain (loss) on sales of real estate properties	207,977	(21)

Operating income	422,109	209,969

Interest and other income	1,936	581
Other expenses	(2,533)	(3,275)
Interest:
Expense incurred, net	(85,590)	(94,938)
Amortization of deferred financing costs	(2,041)	(2,136)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	333,881	110,201
Income and other tax (expense) benefit	(53)	(238)
Income (loss) from investments in unconsolidated entities	(1,157)	(707)
Net gain (loss) on sales of land parcels	—	1
Net income	332,671	109,257
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(12,530)	(799)
Net income attributable to controlling interests	$320,141	$108,458
ALLOCATION OF NET INCOME:
Preference Units	$773	$773

General Partner	$307,833	$103,766
Limited Partners	11,535	3,919
Net income available to Units	$319,368	$107,685

Earnings per Unit – basic:
Net income available to Units	$0.83	$0.28
Weighted average Units outstanding	384,586	382,477

Earnings per Unit – diluted:
Net income available to Units	$0.83	$0.28
Weighted average Units outstanding	386,949	385,184

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
Comprehensive income:
Net income	$332,671	$109,257
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(967)	(14,420)
Losses reclassified into earnings from other comprehensive income	5,634	4,393
Other comprehensive income (loss)	4,667	(10,027)
Comprehensive income	337,338	99,230
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(12,530)	(799)
Comprehensive income attributable to controlling interests	$324,808	$98,431

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$332,671	$109,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	212,422	204,215
Amortization of deferred financing costs	2,041	2,136
Amortization of above/below market lease intangibles	(18)	(18)
Amortization of discounts and premiums on debt	1,276	1,418
Amortization of deferred settlements on derivative instruments	5,631	4,390
Amortization of right-of-use assets	3,007	4,022
Write-off of pursuit costs	1,627	1,448
(Income) loss from investments in unconsolidated entities	1,157	707
Distributions from unconsolidated entities – return on capital	100	693
Net (gain) loss on sales of real estate properties	(207,977)	21
Net (gain) loss on sales of land parcels	—	(1)
Realized/unrealized (gain) loss on derivative instruments	25	—
Compensation paid with Company Common Shares	7,844	9,806
Other operating activities, net	1,805	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(18,386)	(14,325)
Increase (decrease) in accounts payable and accrued expenses	62,573	63,789
Increase (decrease) in accrued interest payable	(927)	11,406
Increase (decrease) in lease liabilities	(621)	(554)
Increase (decrease) in other liabilities	(20,811)	(25,942)
Increase (decrease) in security deposits	(988)	1,077
Net cash provided by operating activities	382,451	373,545
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	—	(258,938)
Investment in real estate – development/other	(52,204)	(45,327)
Capital expenditures to real estate	(38,342)	(34,018)
Non-real estate capital additions	(4,516)	(1,018)
Interest capitalized for real estate under development	(1,834)	(1,202)
Proceeds from disposition of real estate, net	368,364	—
Investments in unconsolidated entities	(5,458)	(6,281)
Purchase of investment securities and other investments	(1)	(251)
Net cash provided by (used for) investing activities	266,009	(347,035)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(181)	$(1,492)
Mortgage notes payable, net:
Proceeds	78	288,120
Scheduled principal repayments	(1,941)	(1,619)
Line of credit and commercial paper:
Line of credit proceeds	720,000	1,995,000
Line of credit repayments	(740,000)	(1,995,000)
Commercial paper proceeds	1,905,818	3,985,661
Commercial paper repayments	(2,291,000)	(4,140,000)
Proceeds from (payments on) settlement of derivative instruments	(25)	—
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	869	1,126
Proceeds from exercise of EQR options	11,151	29,860
Contributions – Noncontrolling Interests – Partially Owned Properties	341	—
Contributions – Limited Partners	12	—
Distributions:
OP Units – General Partner	(211,239)	(199,749)
Preference Units	(773)	—
OP Units – Limited Partners	(8,484)	(7,256)
Noncontrolling Interests – Partially Owned Properties	(9,315)	(3,968)
Net cash provided by (used for) financing activities	(624,689)	(49,317)
Net increase (decrease) in cash and cash equivalents and restricted deposits	23,771	(22,807)
Cash and cash equivalents and restricted deposits, beginning of period	116,999	116,313
Cash and cash equivalents and restricted deposits, end of period	$140,770	$93,506

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$82,335	$29,391
Restricted deposits	58,435	64,115
Total cash and cash equivalents and restricted deposits, end of period	$140,770	$93,506

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$75,561	$74,777
Net cash paid (received) for income and other taxes	$266	$531
Amortization of deferred financing costs:
Investment in real estate, net	$(60)	$—
Other assets	$584	$603
Mortgage notes payable, net	$403	$416
Notes, net	$1,114	$1,117
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$595	$736
Notes, net	$681	$682
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(3)
Accumulated other comprehensive income	$5,634	$4,393
Write-off of pursuit costs:
Investment in real estate, net	$1,586	$1,437
Other assets	$33	$11
Accounts payable and accrued expenses	$8	$—
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$830	$364
Other liabilities	$327	$343
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$1,337
Notes, net	$—	$1,255
Other liabilities	$992	$11,828
Accumulated other comprehensive income	$(967)	$(14,420)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(4,558)	$(5,561)
Other liabilities	$(900)	$(720)
Debt financing costs:
Other assets	$(181)	$145
Mortgage notes payable, net	$—	$(1,632)
Notes, net	$—	$(5)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(438,705)
Other assets	$—	$184,116
Lease liabilities	$—	$282,791
Other liabilities	$—	$(28,202)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280
Balance, end of period	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of period	$10,355,789	$10,200,910
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	1,844	4,787
Exercise of EQR share options	11,151	29,860
EQR’s Employee Share Purchase Plan (ESPP)	869	1,126
Share-based employee compensation expense:
EQR restricted shares	4,023	4,578
EQR share options	670	793
EQR ESPP discount	153	267
Net income available to Units – General Partner	307,833	103,766
OP Units – General Partner distributions	(224,507)	(210,497)
Supplemental Executive Retirement Plan (SERP)	149	(602)
Change in market value of Redeemable Limited Partners	111,449	(55,021)
Adjustment for Limited Partners ownership in Operating Partnership	(3,440)	4,652
Balance, end of period	$10,565,983	$10,084,619
LIMITED PARTNERS
Balance, beginning of period	$227,837	$228,738
Issuance of restricted units to Limited Partners	12	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(1,844)	(4,787)
Equity compensation associated with Units – Limited Partners	5,067	7,903
Net income available to Units – Limited Partners	11,535	3,919
Units – Limited Partners distributions	(9,076)	(7,605)
Change in carrying value of Redeemable Limited Partners	(1,391)	1,565
Adjustment for Limited Partners ownership in Operating Partnership	3,440	(4,652)
Balance, end of period	$235,580	$225,081
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(77,563)	$(64,986)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(967)	(14,420)
Losses reclassified into earnings from other comprehensive income	5,634	4,393
Balance, end of period	$(72,896)	$(75,013)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$0.6025	$0.5675

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2020	2019
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$1,183	$(2,293)
Net income attributable to Noncontrolling Interests	12,530	799
Contributions by Noncontrolling Interests	341	—
Distributions to Noncontrolling Interests	(9,315)	(3,968)
Balance, end of period	$4,739	$(5,462)

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

EQR is the general partner of, and as of March 31, 2020 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of March 31, 2020, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 306 properties located in 9 states and the District of Columbia consisting of 79,065 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	289	75,504
Master-Leased Property – Consolidated	1	162
Partially Owned Properties – Consolidated	16	3,399
	306	79,065

2.Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Operating results for the quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

In preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  In response to the novel coronavirus (“COVID-19”) pandemic, management evaluated whether its estimates, such as impairment, required revised approaches and concluded that no revisions were necessary at this time.

The balance sheets at December 31, 2019 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

Income and Other Taxes

EQR has elected to be taxed as a REIT.  This, along with the nature of the operations of its operating properties, resulted in no provision for federal income taxes at the EQR level.  In addition, ERPOP generally is not liable for federal income taxes as the partners recognize their allocable share of income or loss in their tax returns; therefore no provision for federal income taxes has been made at the ERPOP level.  Historically, the Company has generally only incurred certain state and local income, excise and franchise taxes.  The Company has elected taxable REIT subsidiary (“TRS”) status for certain of its corporate subsidiaries and, as a result, these entities will incur both federal and state income taxes on any taxable income of such entities after consideration of any net operating losses.

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  The CARES Act was enacted to provide economic relief to companies and individuals in response to the COVID-19 pandemic.  Included in the CARES Act are tax provisions which increase allowable interest expense deductions for 2019 and 2020 and increase the ability for taxpayers to use net operating losses.  While we do not expect these provisions to result in a material impact to the Company’s taxable income or tax liabilities, the Company will continue to analyze the provisions of the CARES Act and related guidance as it is published.

The CARES Act also allows corporations to request accelerated refunds of their alternative minimum tax (“AMT”) credit.  Prior to enactment of this provision, the remaining credits would have been refunded in installments in 2020, 2021 and 2022.  We have filed a claim and expect to receive a refund of our remaining $1.6 million of AMT credit in 2020.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued an amendment to the reference rate reform standard which provides the option for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on contract modifications and hedge accounting.  An example of such reform is the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates.  Entities that make this optional expedient election would not have to remeasure the contracts at the modification date or reassess the accounting treatment if certain criteria are met and would continue applying hedge accounting for relationships affected by reference rate reform. The new standard was effective for the Company upon issuance and elections can be made through December 31, 2022.  The Company is currently evaluating its options with regards to existing contracts and hedging relationships and the impact of adopting this update on its consolidated results of operations and financial position.

In April 2020, a FASB staff question and answer document was issued which intended to reduce the challenges of evaluating the enforceable rights and obligations of leases for concessions granted to lessees in response to the COVID-19 pandemic.  The relief allows entities to elect not to evaluate whether any concessions provided by a lessor to a lessee in response to the COVID-19 pandemic is a lease modification, subject to certain conditions being met.  The Company is currently evaluating whether to make this optional election.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued a standard which requires companies to adopt a new approach for estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans.  The standard requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables. In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under the leases standard from the scope of the credit losses standard.  The Company adopted this standard as required effective January 1, 2020 and it did not have a material effect on its consolidated results of operations and financial position.

In February 2016, the FASB issued a lease standard which sets out principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessors and lessees).  The Company adopted this standard as required effective January 1, 2019 using a modified retrospective method and the Company applied the guidance as of the adoption date and elected certain practical expedients, as described below.  The standard impacted our consolidated balance sheets but did not impact our consolidated statements of operations. Right-of-use (“ROU”) assets and lease liabilities where the Company is the lessee were recognized for various corporate office leases and ground leases.  The Company recorded ROU assets and related lease liabilities to its opening balance sheet upon adoption on January 1, 2019 of $434.2 million and $278.3 million, respectively.

The Company elected the practical expedient to not reassess the classification of existing operating leases.  As of January 1, 2019, any new or modified ground leases may be classified as financing leases unless they meet certain conditions. When there is a material lease modification, the Company is required to reassess the classification and remeasure the lease liability.  The Company also elected the practical expedient to account for both its lease and non-lease components as a single component under the leases standard. See Note 8 for additional discussion regarding the lease standard.

In August 2017, the FASB issued a final standard which makes changes to the hedge accounting model to enable entities to better portray their risk management activities in the financial statements.  The standard expands an entity’s ability to hedge nonfinancial and financial risk components, reduces complexity in fair value hedges of interest rate risk and eases certain documentation and assessment requirements.  The standard also eliminates the requirement to separately measure and report hedge ineffectiveness and generally requires the entire change in the fair value of any hedging instrument to be presented in the same income statement line as the hedged instrument.  The Company adopted this standard as required effective January 1, 2019 and it did not have a material effect on its consolidated results of operations and financial position.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the quarters ended March 31, 2020 and 2019:

	2020	2019
Common Shares
Common Shares outstanding at January 1,	371,670,884	369,405,161
Common Shares Issued:
Conversion of OP Units	41,945	184,878
Exercise of share options	214,521	709,071
Employee Share Purchase Plan (ESPP)	13,606	18,901
Restricted share grants, net	163,098	144,390
Common Shares outstanding at March 31,	372,104,054	370,462,401
Units
Units outstanding at January 1,	13,731,315	13,904,035
Restricted unit grants, net	243,063	133,214
Conversion of OP Units to Common Shares	(41,945)	(184,878)
Units outstanding at March 31,	13,932,433	13,852,371
Total Common Shares and Units outstanding at March 31,	386,036,487	384,314,772
Units Ownership Interest in Operating Partnership	3.6%	3.6%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the quarters ended March 31, 2020 and 2019:

	2020	2019
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	385,402,199	383,309,196
Issued to General Partner:
Exercise of EQR share options	214,521	709,071
EQR’s Employee Share Purchase Plan (ESPP)	13,606	18,901
EQR’s restricted share grants, net	163,098	144,390
Issued to Limited Partners:
Restricted unit grants, net	243,063	133,214
General and Limited Partner Units outstanding at March 31,	386,036,487	384,314,772
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,731,315	13,904,035
Limited Partner restricted unit grants, net	243,063	133,214
Conversion of Limited Partner OP Units to EQR Common Shares	(41,945)	(184,878)
Limited Partner Units outstanding at March 31,	13,932,433	13,852,371
Limited Partner Units Ownership Interest in Operating Partnership	3.6%	3.6%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at March 31, 2020 and December 31, 2019.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total.  Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above.  As of March 31, 2020 and 2019, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $353.3 million and $432.6 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the quarters ended March 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Balance at January 1,	$463,400	$379,106
Change in market value	(111,449)	55,021
Change in carrying value	1,391	(1,565)
Balance at March 31,	$353,342	$432,562

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of March 31, 2020 and December 31, 2019:

			Amounts in thousands
		Annual
	Call	Dividend Per	March 31,	December 31,
	Date (1)	Share/Unit (2)	2020	2019
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of March 31, 2020 and December 31, 2019	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008, and no repurchases of any kind have occurred since February 2014.  As of March 31, 2020, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020	December 31, 2019
Land	$5,883,065	$5,936,188
Depreciable property:
Buildings and improvements	18,759,542	18,904,686
Furniture, fixtures and equipment	1,941,353	1,916,458
In-Place lease intangibles	496,652	497,957
Projects under development:
Land	23,531	23,531
Construction-in-progress	202,222	158,099
Land held for development:
Land	64,460	64,460
Construction-in-progress	38,142	32,228
Investment in real estate	27,408,967	27,533,607
Accumulated depreciation	(7,420,293)	(7,276,786)
Investment in real estate, net	$19,988,674	$20,256,821

During the quarter ended March 31, 2020, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	3	897	$370,200
Total	3	897	$370,200

The Company recognized a net gain on sales of real estate properties of approximately $208.0 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any agreements to acquire rental properties or land parcels as of the date of filing.

The Company has entered into separate agreements to dispose of the following (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	1	517	$276,500
Land Parcels (two)	—	—	55,150
Total	1	517	$331,650

The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above.  See Note 14 for discussion of the properties acquired or disposed of, if any, subsequent to March 31, 2020.

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

The Company has various equity interests in certain joint ventures owning 16 properties containing 3,399 apartment units.  The Company is the general partner or managing member of these joint ventures and is responsible for managing the operations and affairs of the joint ventures as well as making all decisions regarding the businesses of the joint ventures.  The limited partners or non-managing members are not able to exercise substantive kick-out or participating rights.  As a result, the joint ventures qualify as VIEs.  The Company has a controlling financial interest in the VIEs and, thus, is the VIEs’ primary beneficiary.  The Company has both the power to direct the activities of the VIEs that most significantly impact the VIEs’ economic performance as well as the obligation to absorb losses or the right to receive benefits from the VIEs that could potentially be significant to the VIEs.  As a result, the joint ventures are required to be consolidated on the Company’s financial statements.

The Company also has entered into two separate consolidated joint ventures which each own land parcels that are being/will be developed into multifamily rental properties.  These joint ventures have been deemed to be VIEs and are consolidated due to the Company being the primary beneficiary.

The consolidated assets and liabilities related to the VIEs discussed above were approximately $744.1 million and $332.1 million, respectively, at March 31, 2020 and approximately $754.7 million and $323.1 million, respectively, at December 31, 2019.

Investments in Unconsolidated Entities

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of March 31, 2020 and December 31, 2019 (amounts in thousands except for ownership percentage):

	March 31, 2020	December 31, 2019	Ownership Percentage
Investments in Unconsolidated Entities:
Operating Property (VIE) (1)	$39,873	$40,361	33.3%
Real Estate Technology/Other	15,993	11,877	Varies
Investments in Unconsolidated Entities	$55,866	$52,238

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

7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020	December 31, 2019
Mortgage escrow deposits:
Replacement reserves	$8,771	$8,543
Mortgage principal reserves/sinking funds	10,755	9,689
Mortgage escrow deposits	19,526	18,232
Restricted cash:
Tax-deferred (1031) exchange proceeds	—	14,232
Restricted deposits on real estate investments	654	658
Resident security and utility deposits	37,279	37,140
Other	976	984
Restricted cash	38,909	53,014
Restricted deposits	$58,435	$71,246

8.	Leases

Lessor Accounting

The Company is the lessor for its residential and retail leases (including commercial leases) and these leases will continue to be accounted for as operating leases under the standard as described in Note 2.

For both the quarters ended March 31, 2020 and 2019, approximately 97% of the Company’s total lease revenue is generated from residential apartment leases that are generally twelve months or less in length.  The residential apartment leases may include lease income related to such items as RUBS income, parking, storage and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

For both the quarters ended March 31, 2020 and 2019, approximately 3% of the Company’s total lease revenue is generated by retail leases that are generally for terms ranging between five to ten years.  The retail leases generally consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents.  The retail leases may include lease income related to such items as RUBS income, parking rent and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Retail leases are renewable with market-based renewal options.

The following table presents the lease income types relating to lease payments for residential and retail leases for the quarters ended March 31, 2020 and 2019 (amounts in thousands):

	Quarter Ended March 31, 2020			Quarter Ended March 31, 2019
Lease Income Type	Residential Leases	Retail Leases	Total	Residential Leases	Retail Leases	Total
Residential and retail rent	$612,480	$18,094	$630,574	$592,520	$18,470	$610,990
Utility recoveries (RUBS income) (1)	17,418	228	17,646	16,445	203	16,648
Parking rent	9,833	97	9,930	9,137	72	9,209
Storage rent	962	19	981	919	44	963
Pet rent	2,901	—	2,901	2,887	—	2,887
Total lease revenue (2)	$643,594	$18,438	$662,032	$621,908	$18,789	$640,697

(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)	Excludes other rental income of $20.3 million and $21.6 million for the quarters ended March 31, 2020 and 2019, respectively, which is accounted for under the revenue recognition standard.

9.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  Weighted average interest rates noted below for the quarter ended March 31, 2020 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the quarter ended March 31, 2020 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2019	Proceeds	Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of March 31, 2020
Fixed Rate Debt:
Secured – Conventional	$1,574,699	$—	$—	$(1,941)	$285	$293	$1,573,336
Floating Rate Debt:
Secured – Conventional	7,050	78	—	—	—	60	7,188
Secured – Tax Exempt	359,861	—	—	—	310	50	360,221
Floating Rate Debt	366,911	78	—	—	310	110	367,409
Total	$1,941,610	$78	$—	$(1,941)	$595	$403	$1,940,745

(1)	Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the quarter ended March 31, 2020:

March 31, 2020
Interest Rate Ranges	0.10% - 5.29%
Weighted Average Interest Rate	3.73%
Maturity Date Ranges	2020-2061

As of March 31, 2020, the Company had $281.7 million of secured debt (primarily tax-exempt bonds) subject to third party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the quarter ended March 31, 2020 (amounts in thousands):

	Notes, net as of December 31, 2019	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of March 31, 2020
Fixed Rate Debt:
Unsecured – Public	$6,077,513	$—	$—	$681	$1,114	$6,079,308

(1)	Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the quarter ended March 31, 2020:

March 31, 2020
Interest Rate Ranges	2.50% - 7.57%
Weighted Average Interest Rate	4.05%
Maturity Date Ranges	2021-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for the quarter ended March 31, 2020.

Line of Credit and Commercial Paper

On November 1, 2019, the Company replaced its existing $2.0 billion facility with a $2.5 billion unsecured revolving credit facility maturing November 1, 2024.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.775%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.  The weighted average interest rate on the revolving credit facility was 2.24% for the quarter ended March 31, 2020.

The Company has an unsecured commercial paper note program in the United States.  On November 4, 2019, the Company increased the maximum aggregate amount outstanding for the commercial paper program from $500.0 million to $1.0 billion.  The notes will be sold under customary terms in the United States commercial paper note market subject to market conditions and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  The notes bear interest at various floating rates with a weighted average interest rate of 1.95% for the quarter ended March 31, 2020 and a weighted average maturity of 12 days as of March 31, 2020.  The weighted average amount outstanding for the quarter ended March 31, 2020 was approximately $850.8 million.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of March 31, 2020 (amounts in thousands):

March 31, 2020
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(613,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(100,949)
Unsecured revolving credit facility availability	$1,786,051

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at March 31, 2020 and December 31, 2019, respectively (amounts in thousands):

	March 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,940,745	$1,972,399	$1,941,610	$1,930,710
Unsecured debt, net	6,691,959	6,901,253	7,095,346	7,677,289
Total debt, net	$8,632,704	$8,873,652	$9,036,956	$9,607,999

The following table summarizes the Company’s consolidated derivative instruments at March 31, 2020 (dollar amounts are in thousands):

Forward Starting Swaps (1)
Current Notional Balance	$50,000
Lowest Interest Rate	0.744%
Highest Interest Rate	1.045%
Maturity Date	2025
(1)

Forward Starting Swaps – Designed to partially fix interest rates in advance of planned future debt issuances.  These swaps have mandatory counterparty terminations in 2021 and are targeted for certain 2020 debt issuances.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at March 31, 2020 and December 31, 2019, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	3/31/2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$126,160	$126,160	$—	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$967	$—	$967	$—
Supplemental Executive Retirement Plan	Other Liabilities	126,160	126,160	—	—
Total		$127,127	$126,160	$967	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$353,342	$—	$353,342	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$151,889	$151,889	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$151,889	$151,889	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$463,400	$—	$463,400	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2020 and 2019, respectively (amounts in thousands):

March 31, 2020 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	N/A	$—	N/A	N/A	$—
Total		$—			$—

March 31, 2019 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$1,255	Fixed rate debt	Interest expense	$(1,255)
Total		$1,255			$(1,255)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2020 and 2019, respectively (amounts in thousands):

	Effective Portion
March 31, 2020 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(967)	Interest expense	$(5,634)
Total	$(967)		$(5,634)

	Effective Portion
March 31, 2019 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(14,420)	Interest expense	$(4,393)
Total	$(14,420)		$(4,393)

As of March 31, 2020 and December 31, 2019, there were approximately $72.9 million and $77.6 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments, of which an estimated $25.4 million may be recognized as additional interest expense during the twelve months ending March 31, 2021.
11.	Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2020	2019
Numerator for net income per share – basic:
Net income	$332,671	$109,257
Allocation to Noncontrolling Interests – Operating Partnership	(11,535)	(3,919)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(12,530)	(799)
Preferred distributions	(773)	(773)
Numerator for net income per share – basic	$307,833	$103,766
Numerator for net income per share – diluted:
Net income	$332,671	$109,257
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(12,530)	(799)
Preferred distributions	(773)	(773)
Numerator for net income per share – diluted	$319,368	$107,685
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	371,582	369,558
Effect of dilutive securities:
OP Units	13,004	12,919
Long-term compensation shares/units	2,363	2,707
Denominator for net income per share – diluted	386,949	385,184
Net income per share – basic	$0.83	$0.28
Net income per share – diluted	$0.83	$0.28

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Quarter Ended March 31,
	2020	2019
Numerator for net income per Unit – basic and diluted:
Net income	$332,671	$109,257
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(12,530)	(799)
Allocation to Preference Units	(773)	(773)
Numerator for net income per Unit – basic and diluted	$319,368	$107,685
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	384,586	382,477
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,363	2,707
Denominator for net income per Unit – diluted	386,949	385,184
Net income per Unit – basic	$0.83	$0.28
Net income per Unit – diluted	$0.83	$0.28

12.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local environmental laws.  Compliance by the Company with existing laws has not had a material adverse effect on the Company.  However, the Company cannot predict the impact of new or changed laws or regulations, whether related to COVID-19 or otherwise, on its current properties or on properties that it may acquire in the future.

The Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of March 31, 2020, the Company has two wholly owned projects and one partially owned project totaling 824 apartment units in various stages of development with remaining commitments to fund of approximately $377.1 million (inclusive of applicable construction mortgage and joint venture partner obligations) and estimated completion dates ranging through September 30, 2021. Estimated completion dates for projects under development currently remain unchanged from the Company’s estimates in the fourth quarter of 2019.  The Company will reevaluate these dates as the impact of COVID-19 becomes clearer.  The Company has two projects that are completed but not yet stabilized at March 31, 2020, both of which have current occupancies above 90%.

As of March 31, 2020, the Company has two joint venture agreements with third party partners for the consolidated development of multifamily rental properties, one of which is currently under construction as noted above.  The development commitment to fund the project under construction is included in the development funding totals above for one of the joint ventures.  The joint venture agreements with each partner include a buy-sell provision that provides the right, but not the obligation, for the Company to acquire each respective partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for additional discussion.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  While the Company does maintain a retail presence, it is only approximately 4.0% of total revenues and is designed as an amenity for our residential residents.  The chief operating decision maker evaluates the performance of each property on a consolidated residential and retail basis.  The Company’s geographic same store operating segments located in urban and high-density suburban communities represent its reportable segments.

The Company’s fee and asset management and development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2020 and 2019, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the quarters ended March 31, 2020 and 2019, respectively (amounts in thousands):

	Quarter Ended March 31,
	2020	2019
Rental income	$682,305	$662,302
Property and maintenance expense	(115,816)	(115,070)
Real estate taxes and insurance expense	(97,732)	(91,442)
Total operating expenses	(213,548)	(206,512)
Net operating income	$468,757	$455,790

The following tables present NOI for each segment from our rental real estate for the quarters ended March 31, 2020 and 2019, respectively, as well as total assets and capital expenditures at March 31, 2020 (amounts in thousands):

	Quarter Ended March 31, 2020			Quarter Ended March 31, 2019
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$121,920	$36,916	$85,004	$119,536	$36,430	$83,106
Orange County	26,694	6,214	20,480	25,828	6,175	19,653
San Diego	24,142	6,317	17,825	23,304	6,148	17,156
Subtotal - Southern California	172,756	49,447	123,309	168,668	48,753	119,915

San Francisco	121,950	30,694	91,256	118,071	29,502	88,569
Washington D.C.	103,884	32,044	71,840	101,504	31,520	69,984
New York	116,590	50,932	65,658	114,761	48,894	65,867
Seattle	64,956	17,427	47,529	61,598	17,118	44,480
Boston	63,683	18,160	45,523	61,920	18,241	43,679
Denver	4,558	1,233	3,325	4,577	1,196	3,381
Total same store	648,377	199,937	448,440	631,099	195,224	435,875

Non-same store/other (2) (3)
Non-same store	29,653	9,165	20,488	5,838	1,783	4,055
Other (3)	4,275	4,446	(171)	25,365	9,505	15,860
Total non-same store/other	33,928	13,611	20,317	31,203	11,288	19,915

Totals	$682,305	$213,548	$468,757	$662,302	$206,512	$455,790

(1)

For the quarters ended March 31, 2020 and 2019, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2019, less properties subsequently sold, which represented 74,919 apartment units.

(2)	For the quarters ended March 31, 2020 and 2019, non-same store primarily includes properties acquired after January 1, 2019, plus any properties in lease-up and not stabilized as of January 1, 2019.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended March 31, 2020
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$3,090,294	$9,360
Orange County	401,249	2,021
San Diego	385,989	1,117
Subtotal - Southern California	3,877,532	12,498

San Francisco	3,362,398	4,121
Washington D.C.	3,343,974	6,836
New York	4,001,406	6,327
Seattle	1,855,378	2,026
Boston	1,809,524	5,665
Denver	253,763	184
Total same store	18,503,975	37,657

Non-same store/other (2) (3)
Non-same store	1,660,327	548
Other (3)	755,016	137
Total non-same store/other	2,415,343	685

Totals	$20,919,318	$38,342

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2019, less properties subsequently sold, which represented 74,919 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2019, plus any properties in lease-up and not stabilized as of January 1, 2019.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
14.	Subsequent Events

The rapid development and fast-changing nature of the COVID-19 pandemic creates many unknowns that could have a future material impact on the Company.  Its duration and severity, the extent of the adverse health impact on the general population, our residents and our employees are among the unknowns.  These, among other items, will likely impact the economy, the unemployment rate and our operations and could materially affect our future consolidated results of operations, financial condition, liquidity, investments and overall performance.

Subsequent to March 31, 2020, the Company:

•	Sold one property consisting of 138 apartment units for $108.0 million;
•	Obtained $495.0 million in a 2.60% fixed rate mortgage loan pool maturing on May 1, 2030;
•	Paid approximately $1.2 million to settle two forward starting swaps in conjunction with the issuance of the $495.0 million of mortgage debt noted above; and
•	Repaid $91.5 million of 4.747% mortgage debt at par prior to the May 1, 2021 maturity date.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.  In addition, please refer to the Definitions section below for various capitalized terms not immediately defined in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Forward-looking statements are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations, estimates, projections and assumptions made by management.  While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Many of these uncertainties and risks are difficult to predict and beyond management’s control, such as the current novel coronavirus (“COVID-19”) pandemic (see below for further discussion).  Forward-looking statements are not guarantees of future performance, results or events.  The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements.

In addition, these forward-looking statements are subject to risks related to the COVID-19 pandemic, many of which are unknown, including the duration and severity of the pandemic, the extent of the adverse health impact on the general population and on our residents, customers and employees in particular, its impact on the employment rate and the economy and the corresponding impact on our residents’ and tenants’ ability to pay their rent on time or at all, the extent and impact of governmental responses and the impact of operational changes we have implemented and may implement in response to the pandemic.

Factors that might cause such differences are discussed in Part I of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, particularly those under Item 1A, Risk Factors.  Additional factors are also included in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report.

Due to the inherent uncertainty surrounding the social and economic disruption resulting from the COVID-19 pandemic, the Company withdrew its full-year 2020 guidance.  The Company is also suspending issuing guidance in future periods until there is greater certainty surrounding the impact of the ongoing pandemic.

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

EQR is the general partner of, and as of March 31, 2020 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates regional property management offices in each of its markets.  As of March 31, 2020, the Company had approximately 2,600 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. See the COVID-19 Impact section below for a discussion of the impact on our business to date, including operational changes we have implemented, performance indicators and factors that we anticipate will inform our future decisions and actions. The rapid development and fast-changing nature of the COVID-19 pandemic creates many unknowns that could have a future material impact on the Company.  Its duration and severity, the extent of the adverse health impact on the general population, our residents and our employees are among the unknowns.  These, among other items, will likely impact the economy, the unemployment rate and our operations and could materially affect our future consolidated results of operations, financial condition, liquidity, investments and overall performance.  For additional details, see Item 1A, Risk Factors.

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

Business Objectives and Operating and Investing Strategies

The Company’s and the Operating Partnership’s overall business objectives and operating and investing strategies have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, though the Company and the Operating Partnership will continue to be focused on its response to the COVID-19 pandemic in the near-term.

Results of Operations

2020 Transactions

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located primarily in our urban and high-density suburban communities and sell apartment properties that we believe will have inferior long-term returns.  The following table provides a rollforward of the transactions that occurred during the quarter ended March 31, 2020:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Sales Price	Disposition Yield
12/31/2019	309	79,962
Dispositions:
Consolidated Rental Properties	(3)	(897)	$(370,200)	(5.0)%
3/31/2020	306	79,065

The consolidated properties disposed of were located in the Phoenix and San Francisco markets and the sales generated an Unlevered IRR of 12.9%.  See Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

We currently budget spending approximately $250.0 million on development costs during the year ending December 31, 2020, of which approximately $50.0 million was spent in the first quarter of 2020, primarily for properties currently under construction.  Certain of these costs will be funded by third party construction mortgages and joint venture partner obligations.  Currently our development project in Boston has been halted due to the city issuing a temporary construction moratorium as a result of the COVID-19 pandemic, while our projects in Bethesda, MD and Alameda, CA continue under construction.  The expected spending noted above could change as a result of the Boston project being halted or other COVID-19 related impacts.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both of the quarters ended March 31, 2020 and 2019 (the “First Quarter 2020 Same Store Properties”), which represented 74,919 apartment units, impacted the Company’s results of operations.  The First Quarter 2020 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the quarter ended March 31, 2020:

	Quarter Ended March 31, 2020
	Properties	Apartment Units
Same Store Properties at December 31, 2019	279	71,830
2017 acquisitions	2	510
2018 acquisitions	5	1,461
2020 dispositions	(3)	(897)
Lease-up properties stabilized	5	2,015
Same Store Properties at March 31, 2020	288	74,919

	Quarter Ended March 31, 2020
	Properties	Apartment Units
Same Store	288	74,919
Non-Same Store:
2019 acquisitions	13	3,540
Master-Leased properties (1)	1	162
Lease-up properties not yet stabilized (2)	3	443
Other	1	1
Total Non-Same Store	18	4,146
Total Properties and Apartment Units	306	79,065

Note: Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

(1)	Consists of one property containing 162 apartment units that is wholly owned by the Company where the entire project is master-leased to a third party corporate housing provider.
(2)	Consists of properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Quarter Ended March 31,
	2020	2019
Operating income	$422,109	$209,969
Adjustments:
Fee and asset management revenue	(24)	(192)
Property management	27,709	26,396
General and administrative	14,518	15,381
Depreciation	212,422	204,215
Net (gain) loss on sales of real estate properties	(207,977)	21
Total NOI	$468,757	$455,790
Rental income:
Same store	$648,377	$631,099
Non-same store/other	33,928	31,203
Total rental income	682,305	662,302
Operating expenses:
Same store	199,937	195,224
Non-same store/other	13,611	11,288
Total operating expenses	213,548	206,512
NOI:
Same store	448,440	435,875
Non-same store/other	20,317	19,915
Total NOI	$468,757	$455,790

The following table provides comparative total same store results and statistics for the First Quarter 2020 Same Store Properties:

First Quarter 2020 vs. First Quarter 2019

Total Same Store Results/Statistics Including 74,919 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

First Quarter 2020							First Quarter 2019
	Residential	% Change	Non- Residential (1)	% Change	Total	% Change		Residential	Non- Residential (1)	Total
Revenues	$625,286	2.9%	$23,091	(1.4%)	$648,377	2.7%	Revenues	$607,686	$23,413	$631,099
Expenses	$194,207	2.3%	$5,730	6.3%	$199,937	2.4%	Expenses	$189,836	$5,388	$195,224
NOI	$431,079	3.2%	$17,361	(3.7%)	$448,440	2.9%	NOI	$417,850	$18,025	$435,875

Average Rental Rate	$2,885	2.7%					Average Rental Rate	$2,809
Physical Occupancy	96.5%	0.2%					Physical Occupancy	96.3%
Turnover	9.7%	(0.4%)					Turnover	10.1%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

(1)

Non-Residential – Consists of revenues and expenses from retail and public parking garage operations. Non-Residential same store revenues declined 1.4% in Q1 2020 as compared to Q1 2019 primarily due to elevated parking income and lease termination settlement fees in the comparable period.

The following table provides results/statistics related to our residential same store operations for both the quarters ended March 31, 2020 and 2019:

First Quarter 2020 vs. First Quarter 2019

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year's Quarter
Markets/Metro Areas	Apartment Units	Q1 2020 % of Actual NOI	Q1 2020 Average Rental Rate	Q1 2020 Weighted Average Physical Occupancy %	Q1 2020 Turnover	Revenues	Expenses	NOI	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	15,968	19.6%	$2,633	96.0%	11.3%	2.1%	1.3%	2.4%	2.2%	(0.2%)	(0.3%)
Orange County	4,028	4.7%	2,280	96.8%	9.0%	3.4%	0.6%	4.3%	2.8%	0.5%	(1.5%)
San Diego	3,385	4.1%	2,443	96.8%	12.0%	3.5%	2.4%	3.9%	2.8%	0.7%	(0.1%)
Subtotal – Southern California	23,381	28.4%	2,544	96.2%	11.0%	2.5%	1.3%	2.9%	2.4%	0.0%	(0.5%)

San Francisco	12,321	20.8%	3,353	96.8%	9.6%	3.1%	3.9%	2.8%	2.9%	0.2%	(0.1%)
Washington DC	14,228	16.3%	2,485	96.3%	8.4%	2.6%	1.5%	3.1%	2.8%	(0.2%)	0.0%
New York	9,475	13.8%	3,947	96.7%	7.2%	2.1%	3.9%	0.7%	1.8%	0.3%	(0.8%)
Seattle	8,442	10.3%	2,470	97.2%	11.2%	5.4%	2.3%	6.7%	4.4%	0.9%	(1.7%)
Boston	6,346	9.6%	3,181	95.8%	9.1%	3.3%	(0.7%)	5.0%	3.2%	(0.1%)	0.0%
Denver	726	0.8%	2,122	96.2%	12.1%	(0.1%)	2.8%	(1.1%)	0.3%	(0.5%)	(0.6%)

Total	74,919	100.0%	$2,885	96.5%	9.7%	2.9%	2.3%	3.2%	2.7%	0.2%	(0.4%)

Note: The above table reflects Residential same store results only, which historically account for approximately 96.0% of total revenues.

The following table provides comparative total same store operating expenses for the First Quarter 2020 Same Store Properties:

First Quarter 2020 vs. First Quarter 2019

Total Same Store Operating Expenses Including 74,919 Same Store Apartment Units

$ in thousands

					% of Actual
					Q1 2020
	Actual	Actual	$	%	Operating
	Q1 2020	Q1 2019	Change (5)	Change	Expenses
Real estate taxes	$86,274	$82,699	$3,575	4.3%	43.1%
On-site payroll (1)	42,125	41,736	389	0.9%	21.1%
Utilities (2)	27,225	26,558	667	2.5%	13.6%
Repairs and maintenance (3)	22,918	23,832	(914)	(3.8)%	11.5%
Insurance	6,143	5,225	918	17.6%	3.1%
Leasing and advertising	2,297	2,524	(227)	(9.0)%	1.1%
Other on-site operating expenses (4)	12,955	12,650	305	2.4%	6.5%
Total Same Store Operating Expenses (includes Residential and Non-Residential)	$199,937	$195,224	$4,713	2.4%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
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
•

Real estate taxes – Increase in line with expectations. Continued real estate tax growth affected most markets, particularly New York, where the continued burn-off of 421-a tax abatement benefits drove the increase.

•	On-site payroll – Increase slightly below expectations due in part to faster than anticipated progress in transition to enhanced operating platform.
•	Utilities – Increase generally in line with expectations for the year.

•

Repairs and maintenance – Decrease primarily driven by lower snow removal and weather-related expense in the Northeast during the current period and elevated weather-related expense in California during the comparable period.

•	Insurance – Increase due to higher premiums on property insurance renewal due to challenging conditions in the insurance market.
•	Leasing and advertising – Decrease greater than expectations due to lower than anticipated online advertising spend during the period.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the quarter ended March 31, 2020 increased approximately $0.4 million compared to the same period of 2019 and consist primarily of properties acquired in calendar year 2019, operations from the Company’s development properties and operations prior to disposition from 2019 and 2020 sold properties.  This difference is due primarily to:

•	A positive impact of higher NOI from development and newly stabilized development properties in lease-up of $1.8 million;
•	A positive impact of higher NOI from properties acquired in 2019 of $14.7 million; and
•	A negative impact of lost NOI from 2019 and 2020 dispositions of $14.9 million.

Comparison of the quarter ended March 31, 2020 to the quarter ended March 31, 2019

The following table presents a reconciliation of diluted earnings per share/unit for the quarter ended March 31, 2020 as compared to the same period in 2019:

Quarter Ended March 31
Diluted earnings per share/unit for period ended 2019	$0.28
Property NOI	0.04
Interest expense	0.02
Net gain/loss on property sales	0.51
Other	(0.02)
Diluted earnings per share/unit for period ended 2020	$0.83

The increase in consolidated NOI is primarily a result of the Company’s improved NOI from same store and lease-up properties.  The following table presents the changes in the components of consolidated NOI for the quarter ended March 31, 2020 as compared to the same period in 2019:

Consolidated rental income	3.0%
Consolidated operating expenses (1)	3.4%
Consolidated NOI	2.8%

(1)	Consolidated operating expenses are comprised of property and maintenance and real estate taxes and insurance.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased approximately $1.3 million or  5.0% for the quarter ended March 31, 2020 as compared to the prior year period.  This increase is primarily attributable to increases in computer operations costs specifically for various operating initiatives such as sales-focused improvements and service enhancements along with personnel costs to support these initiatives.

General and administrative expenses, which include corporate operating expenses, decreased approximately $0.9 million or 5.6% for the quarter ended March 31, 2020 as compared to the prior year period, primarily due to decreases in payroll-related costs as a result of the Company’s executive changes over the past two years.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $8.2 million or 4.0% for the quarter ended March 31, 2020 as compared to the prior year period, primarily as a result of additional depreciation expense on properties acquired in 2019 and development properties placed in service during 2019, offset by lower depreciation from properties sold in 2019 and 2020.

Net gain on sales of real estate properties increased approximately $208.0 million for the quarter ended March 31, 2020 as compared to the prior year period, primarily as a result of the sale of three consolidated apartment properties in 2020 as compared to no sales in the same period in 2019.

Interest and other income increased approximately $1.4 million for the quarter ended March 31, 2020 as compared to the prior year period, primarily due to $1.6 million in insurance/litigation settlement proceeds received during 2020 that did not occur in 2019.

Other expenses decreased approximately $0.7 million or 22.7% for the quarter ended March 31, 2020 as compared to the prior year period, primarily due to a decrease in various consulting costs related to a data analytics project which was completed last year, partially offset by increases in advocacy contributions in 2020 as compared to 2019.

Interest expense, including amortization of deferred financing costs, decreased approximately $9.4 million or 9.7% for the quarter ended March 31, 2020 as compared to the prior year period.  The decrease is due primarily to lower overall debt balances outstanding between the periods as a result of the Company using excess disposition proceeds to repay debt, as well as lower overall rates.  The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the quarter ended March 31, 2020 was 3.95% as compared to 4.34% for the prior year period.  The Company capitalized interest of approximately $1.8 million and $1.2 million during the quarters ended March 31, 2020 and 2019, respectively.

Net (income) loss attributable to Noncontrolling Interests in partially owned properties decreased approximately $11.7 million for the quarter ended March 31, 2020 as compared to the prior year period, primarily as a result of noncontrolling interest allocations related to the sale of one partially owned apartment property in 2020 as compared to no sales in the same period in 2019.

COVID-19 Impact

Under these very challenging circumstances, we have worked diligently to prepare our people and properties to focus on operating safely and as efficiently as possible while complying with state and local shelter-in-place orders.  At Equity Residential, supporting all of our stakeholders remains our top priority.  To that end, we are:

Supporting our residents by:

•	Keeping our properties open and operating and our residents safe in compliance with state and local shelter-in-place orders;
•

Utilizing technology to allow our property teams to interact remotely with current residents and prospective residents including a touchless new leasing process and a service process designed to limit contact;

•	Currently offering resident renewals with no rent increase and providing flexible lease renewal options to help residents weather the crisis;
•	Currently creating payment plans, waiving late fees and halting evictions for residents who can document that they have been adversely financially impacted by the COVID-19 pandemic; and
•	Connecting our residents with governmental and community resources to help residents secure food, financial assistance and healthcare.

Supporting our employees by:

•	Providing each employee with extended emergency leave;
•	Providing resources to help our employees with their physical, mental and financial wellbeing;
•	Providing necessary technology and technical resources to limit in-person contact while continuing essential maintenance activities such as emergency repairs and life/safety; and
•	Paying special cash bonuses to our on-site service and concierge teams for their hard work and dedication.

Supporting our communities by:

•	Making donations from the Equity Residential Foundation to local food banks and groups helping the homeless and needy in our markets; and
•	Providing meals to frontline responders from Equity Residential’s restaurant tenants.

Despite the current environment, our business continues to remain resilient.  While the recent rise of unemployment in our markets and our current inability to increase renewal rates will pressure operations in the near term, we expect our properties and markets to remain desirable for our renter demographic and for our operations to return to a more normal state over time.

While it is too early to forecast the long-term implications on our business, the following table provides preliminary information related to Residential same store operations for the month ended April 2020 compared to the actuals for the quarter ended March 31, 2020.  The Company believes that providing New Lease Change and Renewal Rate Achieved data is helpful in understanding longer term market trends but cautions that data for shorter time periods has limitations as it may reflect increased volatility.

	April 2020	Q1 2020
New Lease Change	(1.9%)	(0.8%)
Renewal Rate Achieved	2.8%	4.2%
Physical Occupancy (end of period)	94.7%	96.0%

As the Company’s markets became subject to shelter-in-place orders, the Company experienced significant declines in leasing activity.  In the third week of March 2020, Traffic, initial leads and applications declined by 50% or more compared to the same period of last year.  In April 2020, the Company experienced a recovery in demand with Traffic, initial leads and applications meaningfully improving.  Traffic and initial leads are now down approximately 20% and applications are equal relative to the same period last year.  While it is clear the pandemic has initially deferred prospective residents from searching for a new apartment, our high quality, well-located communities continue to attract future residents.

Given these uncertain economic times, non-payment of rent by residents has been in focus.  While the Company has performed relatively well in this regard, it has experienced an increase in Residential Delinquency for April 2020.  As of the end of April 2020, current residents at same store properties had cumulative outstanding Residential Delinquency balances of approximately $11.0 million, representing a same store Residential Delinquency percentage of 5.4%.  This compares to cumulative outstanding same store Residential Delinquency balances of approximately $5.4 million, representing a same store Residential Delinquency percentage of 2.6% at the end of March 2020, prior to the impact of COVID-19.  The Company continues to work with residents to collect these outstanding balances including through the establishment of payment plans.

The Company's Non-Residential operations, which mostly consist of ground floor retail in our apartment buildings and public garage parking, have historically been approximately 4.0% of annual total revenues.  These operations have been more impacted by the pandemic.  As of the end of April 2020 and March 2020, current retail tenants at our same store properties had cumulative outstanding delinquency or deferred payment balances of approximately $5.0 million and $2.3 million, respectively.  The Company is working with remaining retail tenants on payment plans.

Overall, our strongest market is Seattle, which has shown great resilience with limited Residential Delinquency and the best overall revenue growth in April.  New York has been a mixed story as retention has increased but signs of recovery in Traffic and applications remain elusive.  Finally, Los Angeles was expected to be challenged given high levels of new supply prior to COVID-19.  The impact of COVID-19 has and will add to these challenges.

Liquidity and Capital Resources

Given the potential impact of COVID-19 on our business, we are evaluating opportunities to further enhance our liquidity. The Company has historically pursued financial policies that emphasize its balance sheet strength, with a focus on liquidity.  We are reviewing all of our investments, development, capital and renovation projects to ensure that we are strategically spending on projects that are relevant for the current environment.  We will review this approach and, when appropriate, adjust our capital allocation as we know more about the length and severity of the COVID-19 pandemic.

The Company believes its current liquidity position is strong and with over $2.2 billion in readily available liquidity and very strong credit metrics, the Company is well positioned to meet its future obligations.  See further discussion below.

Short-Term Liquidity and Cash Proceeds

The Company generally expects to meet its short-term liquidity requirements, including capital expenditures related to maintaining its existing properties and scheduled unsecured note and mortgage note repayments, through its working capital, net cash provided by operating activities and borrowings under the Company’s revolving credit facility and commercial paper program.  Currently, the Company considers its cash provided by operating activities to be adequate to meet operating requirements and payments of distributions.

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$82,335	$45,753
Restricted deposits	$58,435	$71,246
Unsecured revolving credit facility availability	$1,786,051	$1,379,071

During the quarter ended March 31, 2020, the Company generated proceeds from various transactions, which included the following:

•	Disposed of three consolidated rental properties, receiving net proceeds of approximately $368.4 million; and
•

Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $12.0 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the quarter ended March 31, 2020, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Invest $52.2 million primarily in development projects; and
•	Repay $1.9 million in scheduled principal repayments on mortgage loans.

We have further strengthened our financial flexibility and liquidity position as a result of the following subsequent events:

•	On April 30, 2020, we disposed of one consolidated rental property, receiving net proceeds of approximately $107.5 million; and
•	On April 30, 2020, we obtained $495.0 million in a 2.60% fixed rate mortgage loan pool maturing on May 1, 2030.

Proceeds from both of the above transactions were used to repay balances outstanding on the Company’s revolving credit facility and its commercial paper program.  See below for the amount available on the Company’s revolving credit facility following the above transactions.  The Company has approximately $25.6 million in debt maturities remaining in 2020.  In addition, of the Company’s $926.4 million in debt maturities in 2021, $91.5 million was prepaid at par subsequent to March 31, 2020 and $750.0 million is not due until December 15, 2021.

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

The unsecured revolving credit agreement contains provisions that establish a process for entering into an amendment to replace LIBOR under certain circumstances, such as the anticipated phase-out of LIBOR by the end of 2021. At this time, it cannot be determined with certainty what interest rate(s) may succeed LIBOR, if any, and how any successor or alternative rates for LIBOR may affect borrowing costs or the availability of variable interest rate borrowings.

The Company has an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $1.0 billion under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness. While the COVID-19 pandemic caused a temporary disruption in the commercial paper market, the Company has maintained access to such market and expects to continue to be able to do so in the future.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of May 4, 2020 (amounts in thousands):

May 4, 2020
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(180,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(100,949)
Unsecured revolving credit facility availability	$2,219,051

Dividend Policy

The Company determines its dividends/distributions based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for the first quarter of 2020 of $0.6025 per share/unit, an annualized increase of 6.2% over the amount paid in 2019.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in April 2020 amounted to $232.2 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the first quarter ended March 31, 2020.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions.  The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high.  The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $27.4 billion in investment in real estate on the Company’s balance sheet at March 31, 2020, $23.8 billion or 86.8% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of March 31, 2020 are as follows:

Debt Summary as of March 31, 2020

($ in thousands)

				Weighted
			Weighted	Average
	Debt		Average	Maturities
	Balances	% of Total	Rates	(years)
Secured	$1,940,745	22.5%	3.73%	6.3
Unsecured	6,691,959	77.5%	3.79%	9.6
Total	$8,632,704	100.0%	3.77%	8.9
Fixed Rate Debt:
Secured – Conventional	$1,573,336	18.2%	4.10%	4.0
Unsecured – Public	6,079,308	70.4%	4.05%	10.6
Fixed Rate Debt	7,652,644	88.6%	4.06%	9.2
Floating Rate Debt:
Secured – Conventional	7,188	0.1%	3.93%	2.3
Secured – Tax Exempt	360,221	4.2%	2.11%	15.7
Unsecured – Revolving Credit Facility	—	—	2.24%	4.6
Unsecured – Commercial Paper Program	612,651	7.1%	1.95%	—
Floating Rate Debt	980,060	11.4%	2.02%	6.0
Total	$8,632,704	100.0%	3.77%	8.9

Debt Maturity Schedule as of March 31, 2020

($ in thousands)

Year	Fixed Rate		Floating Rate		Total	% of Total	Weighted Average Coupons on Fixed Rate Debt	Weighted Average Coupons on Total Debt
2020	$25,600		$613,000	(1)	$638,600	7.3%	4.64%	2.31%
2021	926,404	(2)	—		926,404	10.6%	4.64%	4.64%
2022	264,185		7,730		271,915	3.1%	3.25%	3.23%
2023	1,325,588		3,500		1,329,088	15.2%	3.74%	3.74%
2024	—		6,100		6,100	0.1%	N/A	4.15%
2025	450,000		8,200		458,200	5.3%	3.38%	3.39%
2026	592,025		9,000		601,025	6.9%	3.58%	3.59%
2027	400,000		9,800		409,800	4.7%	3.25%	3.27%
2028	900,000		42,380		942,380	10.8%	3.79%	3.80%
2029	888,120		11,500		899,620	10.3%	3.30%	3.31%
2030+	1,950,850		288,135		2,238,985	25.7%	3.81%	3.64%
Subtotal	7,722,772		999,345		8,722,117	100.0%	3.75%	3.60%
Deferred Financing Costs and Unamortized (Discount)	(70,128)		(19,285)		(89,413)	N/A	N/A	N/A
Total	$7,652,644		$980,060		$8,632,704	100.0%	3.75%	3.60%

(1)	Represents principal outstanding on the Company’s commercial paper program.
(2)	$750.0 million of 4.625% unsecured notes will mature on December 15, 2021 and $91.5 million of mortgage debt was prepaid at par subsequent to March 31, 2020.

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of debt at March 31, 2020.

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings as well as EQR’s long-term preferred equity ratings, which all have a stable outlook, as of May 4, 2020 are as follows:

	Standard & Poor’s	Moody’s	Fitch
ERPOP’s long-term senior debt rating	A-	A3	A
ERPOP’s short-term commercial paper rating	A-2	P-2	F-1
EQR’s long-term preferred equity rating	BBB	Baa1	BBB+

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to March 31, 2020.

Debt Covenants

The Company’s unsecured debt includes certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  These provisions are contained in the indentures applicable to each note payable or the credit agreement for our line of credit.  The Company was in compliance with its unsecured debt covenants for all periods presented. The following table presents the Company’s selected unsecured public debt covenants as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Debt to Adjusted Total Assets (not to exceed 60%)	32.5%	33.8%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	8.2%	8.2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charges (must be at least 1.5 to 1)	5.09	5.07
Total Unencumbered Assets to Unsecured Debt (must be at least 125%)	408.3%	386.1%

Note: These selected covenants represent the most restrictive financial covenants relating to ERPOP’s outstanding public debt securities and are defined in the indenture relating to such securities.  The Company maintains substantial additional borrowing capacity and, as reflected by the above selected covenant information, believes it could currently incur substantial additional debt before it would breach any of its debt covenants.

Capitalization of Fixed Assets and Improvements to Real Estate

The Company’s and the Operating Partnership’s capital expenditures policy has not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

For the quarter ended March 31, 2020, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Quarter Ended March 31, 2020

	Same Store Properties (4)	Non-Same Store Properties/Other (5)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units	74,919	4,146	79,065

Building Improvements (1)	$16,224	$529	$16,753	$217
Renovation Expenditures (2)	13,357	13	13,370	178
Replacements (3)	8,076	143	8,219	108
Total Capital Expenditures to Real Estate	$37,657	$685	$38,342	$503

(1)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(2)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 613 same store apartment units approximated $21,790 per apartment unit renovated.

(3)	Replacements – Includes appliances, mechanical equipment, fixtures and flooring (including hardwood and carpeting).
(4)

Same Store Properties – Primarily includes all properties acquired or completed that are stabilized prior to January 1, 2019, less properties subsequently sold.  Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

(5)

Non-Same Store Properties/Other – Primarily includes all properties acquired during 2019 and 2020, plus any properties in lease-up and not stabilized as of January 1, 2019.  Also includes capital expenditures for properties sold.

The COVID-19 pandemic has led us to temporarily slow our capital expenditures, including our renovation activities, to those deemed essential.  Governmental movement restrictions, social distancing requirements and the closure of many permitting and inspection agencies make continuing these activities more difficult.

During the quarter ended March 31, 2020, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $4.5 million.  The Company expects to fund approximately $17.6 million in total non-real estate capital additions for the remainder of 2020.  These quarter-to-date and anticipated fundings are significantly higher than 2019 and are primarily driven by corporate office renovations during 2020.

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

See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2020.

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

•

New Lease Change – The change in rent for a lease with a new or transferring resident compared to the rent for the prior lease of the identical apartment unit, regardless of lease term and without concessions or discounts being applied.

•	Non-Residential – Consists of revenues and expenses from retail and public parking garage operations.
•	Physical Occupancy – The weighted average occupied apartment units for the reporting period divided by the average of total apartment units available for rent for the reporting period.
•

Renewal Rate Achieved – The change in rent for a new lease on an apartment unit where the lease has been renewed as compared to the rent for the prior lease of the identical apartment unit, regardless of lease term.

•	Residential – Consists of multifamily apartment revenues and expenses.
•

Residential Delinquency – Balances reflect the cumulative outstanding amounts owed to the Company by current residents as of the end of the reporting period relating to the Company’s Residential business.  Percentages reflect the balances owed as a percentage of total Residential rental income for the corresponding month.

•

% of Stabilized Budgeted NOI – Represents original budgeted 2020 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

•	Traffic – Consists of an expression of interest in an apartment by completing an in-person tour, self-guided tour or virtual tour that may result in an application to lease.
•	Turnover – Total residential move-outs (including inter-property and intra-property transfers) divided by total residential apartment units.
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

•

Weighted Average Coupons – Contractual interest rate for each debt instrument weighted by principal balances as of March 31, 2020. In case of debt for which fair value hedges are in place, the rate payable under the corresponding derivatives is used in lieu of the contractual interest rate.

•

Weighted Average Rates – Interest expense for each debt instrument for the quarter ended March 31, 2020 weighted by its average principal balance for the same period. Interest expense includes amortization of premiums, discounts and other comprehensive income on debt and related derivative instruments. In case of debt for which derivatives are in place, the income or expense recognized under the corresponding derivatives is included in the total interest expense for the period.

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

The Company’s contractual obligations for the next five years and thereafter have not changed materially from the amounts and disclosures included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.  See the updated debt maturity schedule included in Liquidity and Capital Resources for further discussion.

Critical Accounting Policies and Estimates

The Company’s and the Operating Partnership’s critical accounting policies and estimates have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the quarters ended March 31, 2020 and 2019:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Quarter Ended March 31,
	2020	2019
Net income	$332,671	$109,257
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(12,530)	(799)
Preferred/preference distributions	(773)	(773)
Net income available to Common Shares and Units / Units	319,368	107,685
Adjustments:
Depreciation	212,422	204,215
Depreciation – Non-real estate additions	(1,287)	(1,182)
Depreciation – Partially Owned Properties	(856)	(903)
Depreciation – Unconsolidated Properties	613	922
Net (gain) loss on sales of real estate properties	(207,977)	21
Noncontrolling Interests share of gain (loss) on sales of real estate properties	11,655	—
FFO available to Common Shares and Units / Units (1) (3) (4)	333,938	310,758
Adjustments:
Impairment – non-operating assets	—	—
Write-off of pursuit costs	1,627	1,448
Debt extinguishment and preferred share redemption (gains) losses	—	—
Non-operating asset (gains) losses	441	229
Other miscellaneous items	(918)	1,575
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$335,088	$314,010

FFO (1) (3)	$334,711	$311,531
Preferred/preference distributions	(773)	(773)
FFO available to Common Shares and Units / Units (1) (3) (4)	$333,938	$310,758

Normalized FFO (2) (3)	$335,861	$314,783
Preferred/preference distributions	(773)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$335,088	$314,010

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s and the Operating Partnership’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.  See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of derivative and other fair value instruments.

Item 4.  Controls and Procedures

Equity Residential

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2020, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2020, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

The Company’s risk factor disclosures in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019 are hereby supplemented as follows:

Risk of Pandemics or Other Health Crisis.

A pandemic, epidemic or other health crisis, similar to the recent outbreak of COVID-19, affecting areas where our properties, corporate/regional offices or major service providers are located could have an adverse effect on our business, results of operations, cash flows and financial condition.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

In December 2019, COVID-19 was first reported in Wuhan, China, and in March 2020, the World Health Organization declared COVID-19 a pandemic.  The outbreak has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on movement and business operations such as travel bans, border closings, business closures, quarantines, social distancing and shelter-in-place orders.  The COVID-19 pandemic has also caused, and is likely to continue to cause, severe economic, market and other disruptions worldwide.  We cannot assure you conditions will not continue to deteriorate as a result of the pandemic.

The impact of the COVID-19 pandemic and measures to prevent its spread could materially negatively impact our business, results of operations, financial condition and liquidity in a number of ways, including:

•	A potential decrease in our rental revenues or increase in related reserves and write-offs as a result of:
•	Our residents’ and retail tenants’ ability to pay their rent on time or at all and the demand for multifamily properties within our markets;
•

Our geographic concentration, especially in the New York market, which represents an estimated 14.5% of our Stabilized Budgeted NOI for 2020 and is currently the epicenter in the United States, the result of which is we may be more susceptible to the impact of COVID-19 in New York and other markets where our properties are concentrated, which may experience longer periods of shelter-in-place orders than other markets;

•

Changes in resident preferences making them less likely to want to live in dense urban centers where we own many of our properties or to want to live in denser forms of multifamily housing like the high-rise or mid-rise housing the Company owns;

•	The possibility that we have restructured, and may continue to restructure, residents’ rent obligations and may not do so on terms as favorable to us as those currently in place;
•	The deterioration of global economic conditions as a result of the pandemic may ultimately decrease occupancy levels and pricing across our portfolio as residents reduce or defer their spending;
•	Resident or tenant nonpayment, default or bankruptcy, as a result of which we may incur costs in protecting our investment and releasing our property;
•

The risk that local and national authorities may expand or extend certain measures imposing restrictions on our ability to enforce residents’ or tenants’ contractual rental obligations and limiting our ability to raise rents upon renewal;

•

Restrictions inhibiting our employees’ ability to meet with existing and potential residents has disrupted and could in the future further disrupt our ability to lease apartments which could adversely impact our rental rate and occupancy levels; and

•

Ground floor retail in our apartment buildings is vulnerable to the effects from the COVID-19 pandemic which we expect may adversely impact our retail tenants' operations and, in turn, result in an increase in tenant defaults and rent reductions.

•

The risk that our access to capital at attractive terms may be diminished due to, among other factors: (i) potential disruptions in the long-term debt and commercial paper markets; (ii) the risk that a prolonged economic slowdown or recession could negatively impact our lending counterparties; and (iii) reductions in the Company’s credit ratings as a result of a protracted increase in unemployment or reduced income of our residents and tenants;

•	The risk that we may lose our ability to borrow under our commercial paper program if our credit ratings were to fall below investment grade;
•	The risk of a prolonged outbreak causing long-term damage to economic conditions, which in turn could cause material declines in the fair value of our assets, leading to asset impairment charges;
•

The risk of delays in our development and renovation projects due to construction moratoriums, such as in Boston, governmental movement restrictions, social distancing requirements, the closure of many permitting and inspection agencies and disruptions in the supply of construction materials due to problems in the supply chain or otherwise;

•	A possible further decline in the price of our common shares due to a prolonged economic recession or other impacts described herein;
•	The risk of a prolonged outbreak which could cause an adverse impact on our future financial results, cash flows and financial condition and therefore our ability to pay dividends;
•	Increased risks of potential cyber attacks due to an increased reliance on remote working and other interactions with our residents; and
•	Potential inability to maintain adequate staffing at our properties and corporate/regional offices due to shelter-in-place orders and/or the continued duration or expansion of the pandemic.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict.  Due to the speed with which the situation is developing, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, cash flows and financial condition could be material.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended March 31, 2020 - Equity Residential

During the quarter ended March 31, 2020, EQR issued 41,945 Common Shares in exchange for 41,945 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

Exhibit	Description	Location
10.1	Age 62 Retirement Agreement, dated February 27, 2020, by and between Equity Residential and Alan W. George.	Attached herein.

31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

Date:	May 7, 2020	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2020	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	May 7, 2020	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2020	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)