Form 10-Q
period 2020-06-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2020-08-03
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 28, 2020 was 372,210,138.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2020 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of June 30, 2020 owned an approximate 96.4% ownership interest in, ERPOP.  The remaining 3.6% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business.  The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Land	$5,789,307	$5,936,188
Depreciable property	20,997,903	21,319,101
Projects under development	274,825	181,630
Land held for development	102,361	96,688
Investment in real estate	27,164,396	27,533,607
Accumulated depreciation	(7,537,713)	(7,276,786)
Investment in real estate, net	19,626,683	20,256,821
Investments in unconsolidated entities	55,310	52,238
Cash and cash equivalents	187,416	45,753
Restricted deposits	58,117	71,246
Right-of-use assets	505,077	512,774
Other assets	282,348	233,937
Total assets	$20,714,951	$21,172,769

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$2,340,757	$1,941,610
Notes, net	6,081,102	6,077,513
Line of credit and commercial paper	—	1,017,833
Accounts payable and accrued expenses	109,776	94,350
Accrued interest payable	67,589	66,852
Lease liabilities	330,135	331,334
Other liabilities	315,208	346,963
Security deposits	64,005	70,062
Distributions payable	232,208	218,326
Total liabilities	9,540,780	10,164,843

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	336,695	463,400
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of June 30, 2020 and December 31, 2019	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 372,209,012 shares issued and outstanding as of June 30, 2020 and 371,670,884 shares issued and outstanding as of December 31, 2019	3,722	3,717
Paid in capital	9,118,332	8,965,577
Retained earnings	1,505,694	1,386,495
Accumulated other comprehensive income (loss)	(67,355)	(77,563)
Total shareholders’ equity	10,597,673	10,315,506
Noncontrolling Interests:
Operating Partnership	235,169	227,837
Partially Owned Properties	4,634	1,183
Total Noncontrolling Interests	239,803	229,020
Total equity	10,837,476	10,544,526
Total liabilities and equity	$20,714,951	$21,172,769

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2020	2019	2020	2019
REVENUES
Rental income	$1,335,837	$1,331,676	$653,532	$669,374

EXPENSES
Property and maintenance	220,268	223,531	104,452	108,461
Real estate taxes and insurance	192,770	182,888	95,038	91,446
Property management	51,317	50,765	23,608	24,369
General and administrative	26,353	29,710	11,835	14,329
Depreciation	418,398	404,723	205,976	200,508
Total expenses	909,106	891,617	440,909	439,113

Net gain (loss) on sales of real estate properties	352,243	138,835	144,266	138,856

Operating income	778,974	578,894	356,889	369,117

Interest and other income	3,471	1,925	1,511	1,152
Other expenses	(4,227)	(8,392)	(1,694)	(5,117)
Interest:
Expense incurred, net	(167,475)	(203,840)	(81,885)	(108,902)
Amortization of deferred financing costs	(4,152)	(5,783)	(2,111)	(3,647)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	606,591	362,804	272,710	252,603
Income and other tax (expense) benefit	(240)	(484)	(187)	(246)
Income (loss) from investments in unconsolidated entities	(2,199)	68,058	(1,042)	68,765
Net gain (loss) on sales of land parcels	—	178	—	177
Net income	604,152	430,556	271,481	321,299
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(21,248)	(15,429)	(9,713)	(11,510)
Partially Owned Properties	(13,410)	(1,620)	(880)	(821)
Net income attributable to controlling interests	569,494	413,507	260,888	308,968
Preferred distributions	(1,545)	(1,545)	(772)	(772)
Net income available to Common Shares	$567,949	$411,962	$260,116	$308,196

Earnings per share – basic:
Net income available to Common Shares	$1.53	$1.11	$0.70	$0.83
Weighted average Common Shares outstanding	371,689	369,952	371,795	370,342

Earnings per share – diluted:
Net income available to Common Shares	$1.53	$1.11	$0.70	$0.83
Weighted average Common Shares outstanding	386,272	385,644	385,913	386,107

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2020	2019	2020	2019
Comprehensive income:
Net income	$604,152	$430,556	$271,481	$321,299
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,190)	(33,765)	(223)	(19,345)
Losses reclassified into earnings from other comprehensive income	11,398	8,902	5,764	4,509
Other comprehensive income (loss)	10,208	(24,863)	5,541	(14,836)
Comprehensive income	614,360	405,693	277,022	306,463
Comprehensive (income) attributable to Noncontrolling Interests	(35,026)	(16,150)	(10,792)	(11,797)
Comprehensive income attributable to controlling interests	$579,334	$389,543	$266,230	$294,666

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$604,152	$430,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	418,398	404,723
Amortization of deferred financing costs	4,152	5,783
Amortization of above/below market lease intangibles	(35)	(35)
Amortization of discounts and premiums on debt	2,553	17,795
Amortization of deferred settlements on derivative instruments	11,392	8,896
Amortization of right-of-use assets	5,892	6,952
Write-off of pursuit costs	3,278	2,987
(Income) loss from investments in unconsolidated entities	2,199	(68,058)
Distributions from unconsolidated entities – return on capital	100	2,387
Net (gain) loss on sales of real estate properties	(352,243)	(138,835)
Net (gain) loss on sales of land parcels	—	(178)
Realized/unrealized (gain) loss on derivative instruments	25	—
Compensation paid with Company Common Shares	13,475	16,782
Other operating activities, net	1,805	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(61,422)	1,610
Increase (decrease) in accounts payable and accrued expenses	5,954	22,435
Increase (decrease) in accrued interest payable	737	1,536
Increase (decrease) in lease liabilities	(1,199)	(1,171)
Increase (decrease) in other liabilities	(18,070)	(25,161)
Increase (decrease) in security deposits	(6,057)	1,769
Net cash provided by operating activities	635,086	690,773
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	—	(653,132)
Investment in real estate – development/other	(95,215)	(93,210)
Capital expenditures to real estate	(61,265)	(81,528)
Non-real estate capital additions	(15,536)	(1,466)
Interest capitalized for real estate under development	(4,102)	(2,679)
Proceeds from disposition of real estate, net	747,600	393,439
Investments in unconsolidated entities	(5,626)	(8,572)
Distributions from unconsolidated entities – return of capital	—	78,262
Purchase of investment securities and other investments	(509)	(269)
Net cash provided by (used for) investing activities	565,347	(369,155)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(2,907)	$(6,069)
Mortgage notes payable, net:
Proceeds	495,145	295,620
Lump sum payoffs	(91,500)	(95,500)
Scheduled principal repayments	(3,873)	(3,110)
Notes, net:
Proceeds	—	597,480
Line of credit and commercial paper:
Line of credit proceeds	1,870,000	1,995,000
Line of credit repayments	(1,890,000)	(1,995,000)
Commercial paper proceeds	6,726,167	7,775,817
Commercial paper repayments	(7,724,000)	(8,275,000)
Proceeds from (payments on) settlement of derivative instruments	(1,215)	(41,616)
Proceeds from Employee Share Purchase Plan (ESPP)	2,359	1,652
Proceeds from exercise of options	11,322	48,487
Payment of offering costs	—	(155)
Other financing activities, net	(31)	(49)
Contributions – Noncontrolling Interests – Partially Owned Properties	341	4,594
Contributions – Noncontrolling Interests – Operating Partnership	12	—
Distributions:
Common Shares	(435,427)	(409,943)
Preferred Shares	(1,545)	(773)
Noncontrolling Interests – Operating Partnership	(16,478)	(14,728)
Noncontrolling Interests – Partially Owned Properties	(10,269)	(5,170)
Net cash provided by (used for) financing activities	(1,071,899)	(128,463)
Net increase (decrease) in cash and cash equivalents and restricted deposits	128,534	193,155
Cash and cash equivalents and restricted deposits, beginning of period	116,999	116,313
Cash and cash equivalents and restricted deposits, end of period	$245,533	$309,468

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$187,416	$251,273
Restricted deposits	58,117	58,195
Total cash and cash equivalents and restricted deposits, end of period	$245,533	$309,468

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$148,164	$171,116
Net cash paid (received) for income and other taxes	$428	$754
Amortization of deferred financing costs:
Investment in real estate, net	$(120)	$—
Other assets	$1,169	$1,206
Mortgage notes payable, net	$876	$2,344
Notes, net	$2,227	$2,233
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,191	$16,426
Notes, net	$1,362	$1,369
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(6)
Accumulated other comprehensive income	$11,398	$8,902
Write-off of pursuit costs:
Investment in real estate, net	$3,122	$2,947
Other assets	$140	$37
Accounts payable and accrued expenses	$16	$3
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,554	$(68,735)
Other liabilities	$645	$677
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$2,002
Notes, net	$—	$2,253
Other liabilities	$1,215	$29,510
Accumulated other comprehensive income	$(1,190)	$(33,765)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(4,726)	$(6,472)
Other liabilities	$(900)	$(2,100)
Debt financing costs:
Other assets	$(215)	$145
Mortgage notes payable, net	$(2,692)	$(2,237)
Notes, net	$—	$(5,213)
Other liabilities	$—	$1,236
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(438,705)
Other assets	$—	$184,116
Lease liabilities	$—	$282,791
Other liabilities	$—	$(28,202)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2020	2019	2020	2019
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,717	$3,694	$3,721	$3,705
Conversion of OP Units into Common Shares	1	2	1	—
Exercise of share options	2	10	—	3
Share-based employee compensation expense:
Restricted shares	2	2	—	—
Balance, end of period	$3,722	$3,708	$3,722	$3,708
PAID IN CAPITAL
Balance, beginning of period	$8,965,577	$8,935,453	$9,092,441	$8,925,882
Common Share Issuance:
Conversion of OP Units into Common Shares	3,855	4,869	2,011	84
Exercise of share options	11,320	48,477	171	18,624
Employee Share Purchase Plan (ESPP)	2,359	1,652	1,490	526
Share-based employee compensation expense:
Restricted shares	7,252	7,980	3,231	3,404
Share options	1,293	1,682	623	889
ESPP discount	416	365	263	98
Offering costs	—	(155)	—	(155)
Supplemental Executive Retirement Plan (SERP)	(506)	(1,539)	(655)	(937)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	128,753	(56,974)	17,304	(1,953)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(1,987)	7,771	1,453	3,119
Balance, end of period	$9,118,332	$8,949,581	$9,118,332	$8,949,581
RETAINED EARNINGS
Balance, beginning of period	$1,386,495	$1,261,763	$1,469,821	$1,155,032
Net income attributable to controlling interests	569,494	413,507	260,888	308,968
Common Share distributions	(448,750)	(420,916)	(224,243)	(210,419)
Preferred Share distributions	(1,545)	(1,545)	(772)	(772)
Balance, end of period	$1,505,694	$1,252,809	$1,505,694	$1,252,809
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(77,563)	$(64,986)	$(72,896)	$(75,013)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,190)	(33,765)	(223)	(19,345)
Losses reclassified into earnings from other comprehensive income	11,398	8,902	5,764	4,509
Balance, end of period	$(67,355)	$(89,849)	$(67,355)	$(89,849)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$1.205	$1.135	$0.6025	$0.5675

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2020	2019	2020	2019
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$227,837	$228,738	$235,580	$225,081
Issuance of restricted units to Noncontrolling Interests	12	—	—	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(3,856)	(4,871)	(2,012)	(84)
Equity compensation associated with Noncontrolling Interests	7,026	10,829	1,959	2,926
Net income attributable to Noncontrolling Interests	21,248	15,429	9,713	11,510
Distributions to Noncontrolling Interests	(17,037)	(15,079)	(7,961)	(7,474)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(2,048)	45	(657)	(1,520)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	1,987	(7,771)	(1,453)	(3,119)
Balance, end of period	$235,169	$227,320	$235,169	$227,320
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$1,183	$(2,293)	$4,739	$(5,462)
Net income attributable to Noncontrolling Interests	13,410	1,620	880	821
Contributions by Noncontrolling Interests	341	4,594	—	4,594
Distributions to Noncontrolling Interests	(10,300)	(5,219)	(985)	(1,251)
Balance, end of period	$4,634	$(1,298)	$4,634	$(1,298)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30,	December 31,
	2020	2019
ASSETS
Land	$5,789,307	$5,936,188
Depreciable property	20,997,903	21,319,101
Projects under development	274,825	181,630
Land held for development	102,361	96,688
Investment in real estate	27,164,396	27,533,607
Accumulated depreciation	(7,537,713)	(7,276,786)
Investment in real estate, net	19,626,683	20,256,821
Investments in unconsolidated entities	55,310	52,238
Cash and cash equivalents	187,416	45,753
Restricted deposits	58,117	71,246
Right-of-use assets	505,077	512,774
Other assets	282,348	233,937
Total assets	$20,714,951	$21,172,769

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$2,340,757	$1,941,610
Notes, net	6,081,102	6,077,513
Line of credit and commercial paper	—	1,017,833
Accounts payable and accrued expenses	109,776	94,350
Accrued interest payable	67,589	66,852
Lease liabilities	330,135	331,334
Other liabilities	315,208	346,963
Security deposits	64,005	70,062
Distributions payable	232,208	218,326
Total liabilities	9,540,780	10,164,843

Commitments and contingencies

Redeemable Limited Partners	336,695	463,400
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,627,748	10,355,789
Limited Partners	235,169	227,837
Accumulated other comprehensive income (loss)	(67,355)	(77,563)
Total partners’ capital	10,832,842	10,543,343
Noncontrolling Interests – Partially Owned Properties	4,634	1,183
Total capital	10,837,476	10,544,526
Total liabilities and capital	$20,714,951	$21,172,769

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2020	2019	2020	2019
REVENUES
Rental income	$1,335,837	$1,331,676	$653,532	$669,374

EXPENSES
Property and maintenance	220,268	223,531	104,452	108,461
Real estate taxes and insurance	192,770	182,888	95,038	91,446
Property management	51,317	50,765	23,608	24,369
General and administrative	26,353	29,710	11,835	14,329
Depreciation	418,398	404,723	205,976	200,508
Total expenses	909,106	891,617	440,909	439,113

Net gain (loss) on sales of real estate properties	352,243	138,835	144,266	138,856

Operating income	778,974	578,894	356,889	369,117

Interest and other income	3,471	1,925	1,511	1,152
Other expenses	(4,227)	(8,392)	(1,694)	(5,117)
Interest:
Expense incurred, net	(167,475)	(203,840)	(81,885)	(108,902)
Amortization of deferred financing costs	(4,152)	(5,783)	(2,111)	(3,647)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	606,591	362,804	272,710	252,603
Income and other tax (expense) benefit	(240)	(484)	(187)	(246)
Income (loss) from investments in unconsolidated entities	(2,199)	68,058	(1,042)	68,765
Net gain (loss) on sales of land parcels	—	178	—	177
Net income	604,152	430,556	271,481	321,299
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(13,410)	(1,620)	(880)	(821)
Net income attributable to controlling interests	$590,742	$428,936	$270,601	$320,478
ALLOCATION OF NET INCOME:
Preference Units	$1,545	$1,545	$772	$772

General Partner	$567,949	$411,962	$260,116	$308,196
Limited Partners	21,248	15,429	9,713	11,510
Net income available to Units	$589,197	$427,391	$269,829	$319,706

Earnings per Unit – basic:
Net income available to Units	$1.53	$1.11	$0.70	$0.83
Weighted average Units outstanding	384,702	382,854	384,818	383,227

Earnings per Unit – diluted:
Net income available to Units	$1.53	$1.11	$0.70	$0.83
Weighted average Units outstanding	386,272	385,644	385,913	386,107

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2020	2019	2020	2019
Comprehensive income:
Net income	$604,152	$430,556	$271,481	$321,299
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,190)	(33,765)	(223)	(19,345)
Losses reclassified into earnings from other comprehensive income	11,398	8,902	5,764	4,509
Other comprehensive income (loss)	10,208	(24,863)	5,541	(14,836)
Comprehensive income	614,360	405,693	277,022	306,463
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(13,410)	(1,620)	(880)	(821)
Comprehensive income attributable to controlling interests	$600,950	$404,073	$276,142	$305,642

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$604,152	$430,556
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	418,398	404,723
Amortization of deferred financing costs	4,152	5,783
Amortization of above/below market lease intangibles	(35)	(35)
Amortization of discounts and premiums on debt	2,553	17,795
Amortization of deferred settlements on derivative instruments	11,392	8,896
Amortization of right-of-use assets	5,892	6,952
Write-off of pursuit costs	3,278	2,987
(Income) loss from investments in unconsolidated entities	2,199	(68,058)
Distributions from unconsolidated entities – return on capital	100	2,387
Net (gain) loss on sales of real estate properties	(352,243)	(138,835)
Net (gain) loss on sales of land parcels	—	(178)
Realized/unrealized (gain) loss on derivative instruments	25	—
Compensation paid with Company Common Shares	13,475	16,782
Other operating activities, net	1,805	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(61,422)	1,610
Increase (decrease) in accounts payable and accrued expenses	5,954	22,435
Increase (decrease) in accrued interest payable	737	1,536
Increase (decrease) in lease liabilities	(1,199)	(1,171)
Increase (decrease) in other liabilities	(18,070)	(25,161)
Increase (decrease) in security deposits	(6,057)	1,769
Net cash provided by operating activities	635,086	690,773
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	—	(653,132)
Investment in real estate – development/other	(95,215)	(93,210)
Capital expenditures to real estate	(61,265)	(81,528)
Non-real estate capital additions	(15,536)	(1,466)
Interest capitalized for real estate under development	(4,102)	(2,679)
Proceeds from disposition of real estate, net	747,600	393,439
Investments in unconsolidated entities	(5,626)	(8,572)
Distributions from unconsolidated entities – return of capital	—	78,262
Purchase of investment securities and other investments	(509)	(269)
Net cash provided by (used for) investing activities	565,347	(369,155)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(2,907)	$(6,069)
Mortgage notes payable, net:
Proceeds	495,145	295,620
Lump sum payoffs	(91,500)	(95,500)
Scheduled principal repayments	(3,873)	(3,110)
Notes, net:
Proceeds	—	597,480
Line of credit and commercial paper:
Line of credit proceeds	1,870,000	1,995,000
Line of credit repayments	(1,890,000)	(1,995,000)
Commercial paper proceeds	6,726,167	7,775,817
Commercial paper repayments	(7,724,000)	(8,275,000)
Proceeds from (payments on) settlement of derivative instruments	(1,215)	(41,616)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	2,359	1,652
Proceeds from exercise of EQR options	11,322	48,487
Payment of offering costs	—	(155)
Other financing activities, net	(31)	(49)
Contributions – Noncontrolling Interests – Partially Owned Properties	341	4,594
Contributions – Limited Partners	12	—
Distributions:
OP Units – General Partner	(435,427)	(409,943)
Preference Units	(1,545)	(773)
OP Units – Limited Partners	(16,478)	(14,728)
Noncontrolling Interests – Partially Owned Properties	(10,269)	(5,170)
Net cash provided by (used for) financing activities	(1,071,899)	(128,463)
Net increase (decrease) in cash and cash equivalents and restricted deposits	128,534	193,155
Cash and cash equivalents and restricted deposits, beginning of period	116,999	116,313
Cash and cash equivalents and restricted deposits, end of period	$245,533	$309,468

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$187,416	$251,273
Restricted deposits	58,117	58,195
Total cash and cash equivalents and restricted deposits, end of period	$245,533	$309,468

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$148,164	$171,116
Net cash paid (received) for income and other taxes	$428	$754
Amortization of deferred financing costs:
Investment in real estate, net	$(120)	$—
Other assets	$1,169	$1,206
Mortgage notes payable, net	$876	$2,344
Notes, net	$2,227	$2,233
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,191	$16,426
Notes, net	$1,362	$1,369
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(6)
Accumulated other comprehensive income	$11,398	$8,902
Write-off of pursuit costs:
Investment in real estate, net	$3,122	$2,947
Other assets	$140	$37
Accounts payable and accrued expenses	$16	$3
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,554	$(68,735)
Other liabilities	$645	$677
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$2,002
Notes, net	$—	$2,253
Other liabilities	$1,215	$29,510
Accumulated other comprehensive income	$(1,190)	$(33,765)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(4,726)	$(6,472)
Other liabilities	$(900)	$(2,100)
Debt financing costs:
Other assets	$(215)	$145
Mortgage notes payable, net	$(2,692)	$(2,237)
Notes, net	$—	$(5,213)
Other liabilities	$—	$1,236
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(438,705)
Other assets	$—	$184,116
Lease liabilities	$—	$282,791
Other liabilities	$—	$(28,202)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2020	2019	2020	2019
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of period	$10,355,789	$10,200,910	$10,565,983	$10,084,619
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	3,856	4,871	2,012	84
Exercise of EQR share options	11,322	48,487	171	18,627
EQR’s Employee Share Purchase Plan (ESPP)	2,359	1,652	1,490	526
Share-based employee compensation expense:
EQR restricted shares	7,254	7,982	3,231	3,404
EQR share options	1,293	1,682	623	889
EQR ESPP discount	416	365	263	98
Net income available to Units – General Partner	567,949	411,962	260,116	308,196
OP Units – General Partner distributions	(448,750)	(420,916)	(224,243)	(210,419)
Offering costs	—	(155)	—	(155)
Supplemental Executive Retirement Plan (SERP)	(506)	(1,539)	(655)	(937)
Change in market value of Redeemable Limited Partners	128,753	(56,974)	17,304	(1,953)
Adjustment for Limited Partners ownership in Operating Partnership	(1,987)	7,771	1,453	3,119
Balance, end of period	$10,627,748	$10,206,098	$10,627,748	$10,206,098
LIMITED PARTNERS
Balance, beginning of period	$227,837	$228,738	$235,580	$225,081
Issuance of restricted units to Limited Partners	12	—	—	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(3,856)	(4,871)	(2,012)	(84)
Equity compensation associated with Units – Limited Partners	7,026	10,829	1,959	2,926
Net income available to Units – Limited Partners	21,248	15,429	9,713	11,510
Units – Limited Partners distributions	(17,037)	(15,079)	(7,961)	(7,474)
Change in carrying value of Redeemable Limited Partners	(2,048)	45	(657)	(1,520)
Adjustment for Limited Partners ownership in Operating Partnership	1,987	(7,771)	(1,453)	(3,119)
Balance, end of period	$235,169	$227,320	$235,169	$227,320
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(77,563)	$(64,986)	$(72,896)	$(75,013)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,190)	(33,765)	(223)	(19,345)
Losses reclassified into earnings from other comprehensive income	11,398	8,902	5,764	4,509
Balance, end of period	$(67,355)	$(89,849)	$(67,355)	$(89,849)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$1.205	$1.135	$0.6025	$0.5675

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2020	2019	2020	2019
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$1,183	$(2,293)	$4,739	$(5,462)
Net income attributable to Noncontrolling Interests	13,410	1,620	880	821
Contributions by Noncontrolling Interests	341	4,594	—	4,594
Distributions to Noncontrolling Interests	(10,300)	(5,219)	(985)	(1,251)
Balance, end of period	$4,634	$(1,298)	$4,634	$(1,298)

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

EQR is the general partner of, and as of June 30, 2020 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of June 30, 2020, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 304 properties located in 9 states and the District of Columbia consisting of 78,410 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	287	74,849
Master-Leased Property – Consolidated	1	162
Partially Owned Properties – Consolidated	16	3,399
	304	78,410

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

In preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  In response to the novel coronavirus (“COVID-19”) pandemic, management evaluated whether its estimates, such as lease collectibility (see discussion below) and impairment, required revised approaches and generally concluded that no revisions were necessary at this time.

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

Recently Adopted Accounting Pronouncements

In April 2020, a FASB staff question and answer document was issued which intended to reduce the challenges of evaluating the enforceable rights and obligations of leases for concessions granted to lessees in response to the COVID-19 pandemic.  We elected not to evaluate whether qualifying concessions provided by the Company in response to the COVID-19 pandemic are a lease modification, subject to the criteria that the total payments under the amended lease cannot result in a substantial increase in the rights of the lessor or obligations of the lessee.  We also elected to treat the concessions as though they were contemplated as part of the existing contracts and therefore will not apply lease modification rules to the qualifying lease concession amendments.  As such, deferrals deemed collectible are recorded as rental receivables with no change to timing of rental revenues and deferrals deemed non-collectible and abatements reduce rental revenues in the deferral/abatement period and cause rental revenues to effectively follow a cash basis related to the changes.  The accounting elections provided by the FASB mainly apply to the Company’s non-residential leases and the majority of the amendments will not require a straight-line adjustment.  During the quarter ended June 30, 2020, we have granted rent payment deferrals/abatements to our non-residential tenants of $4.5 million, of which $4.1 million reduced rental revenues.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the six months ended June 30, 2020 and 2019:

	2020	2019
Common Shares
Common Shares outstanding at January 1,	371,670,884	369,405,161
Common Shares Issued:
Conversion of OP Units	97,363	188,406
Exercise of share options	217,935	1,059,674
Employee Share Purchase Plan (ESPP)	44,110	27,131
Restricted share grants, net	178,720	158,438
Common Shares outstanding at June 30,	372,209,012	370,838,810
Units
Units outstanding at January 1,	13,731,315	13,904,035
Restricted unit grants, net	245,999	140,055
Conversion of OP Units to Common Shares	(97,363)	(188,406)
Units outstanding at June 30,	13,879,951	13,855,684
Total Common Shares and Units outstanding at June 30,	386,088,963	384,694,494
Units Ownership Interest in Operating Partnership	3.6%	3.6%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the six months ended June 30, 2020 and 2019:

	2020	2019
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	385,402,199	383,309,196
Issued to General Partner:
Exercise of EQR share options	217,935	1,059,674
EQR’s Employee Share Purchase Plan (ESPP)	44,110	27,131
EQR’s restricted share grants, net	178,720	158,438
Issued to Limited Partners:
Restricted unit grants, net	245,999	140,055
General and Limited Partner Units outstanding at June 30,	386,088,963	384,694,494
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,731,315	13,904,035
Limited Partner restricted unit grants, net	245,999	140,055
Conversion of Limited Partner OP Units to EQR Common Shares	(97,363)	(188,406)
Limited Partner Units outstanding at June 30,	13,879,951	13,855,684
Limited Partner Units Ownership Interest in Operating Partnership	3.6%	3.6%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at June 30, 2020 and December 31, 2019.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total.  Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above.  As of June 30, 2020 and 2019, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $336.7 million and $436.0 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the six months ended June 30, 2020 and 2019 (amounts in thousands):

	2020	2019
Balance at January 1,	$463,400	$379,106
Change in market value	(128,753)	56,974
Change in carrying value	2,048	(45)
Balance at June 30,	$336,695	$436,035

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of June 30, 2020 and December 31, 2019:

			Amounts in thousands
		Annual
	Call	Dividend Per	June 30,	December 31,
	Date (1)	Share/Unit (2)	2020	2019
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of June 30, 2020 and December 31, 2019	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008, and no repurchases of any kind have occurred since February 2014.  As of June 30, 2020, EQR has remaining authorization to repurchase up to 13.0 million of its shares.
4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020	December 31, 2019
Land	$5,789,307	$5,936,188
Depreciable property:
Buildings and improvements	18,574,877	18,904,686
Furniture, fixtures and equipment	1,936,039	1,916,458
In-Place lease intangibles	486,987	497,957
Projects under development:
Land	23,531	23,531
Construction-in-progress	251,294	158,099
Land held for development:
Land	64,460	64,460
Construction-in-progress	37,901	32,228
Investment in real estate	27,164,396	27,533,607
Accumulated depreciation	(7,537,713)	(7,276,786)
Investment in real estate, net	$19,626,683	$20,256,821

During the six months ended June 30, 2020, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	5	1,552	$754,361
Total	5	1,552	$754,361

The Company recognized a net gain on sales of real estate properties of approximately $352.2 million on the above sales.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any agreements to acquire rental properties or land parcels as of the date of filing.

The Company has entered into separate agreements to dispose of the following (sales price and net book value in thousands):

	Properties	Apartment Units	Sales Price	Net Book Value
Land Parcels (two)	—	—	$55,150	$19,445
Total	—	—	$55,150	$19,445

The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above.  See Note 14 for discussion of the properties acquired or disposed of, if any, subsequent to June 30, 2020.

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

The consolidated assets and liabilities related to the VIEs discussed above were approximately $753.7 million and $236.6 million, respectively, at June 30, 2020 and approximately $754.7 million and $323.1 million, respectively, at December 31, 2019.

Investments in Unconsolidated Entities

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of June 30, 2020 and December 31, 2019 (amounts in thousands except for ownership percentage):

	June 30, 2020	December 31, 2019	Ownership Percentage
Investments in Unconsolidated Entities:
Operating Property (VIE) (1)	$39,385	$40,361	33.3%
Real Estate Technology/Other	15,925	11,877	Varies
Investments in Unconsolidated Entities	$55,310	$52,238

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

7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020	December 31, 2019
Mortgage escrow deposits:
Replacement reserves	$9,233	$8,543
Mortgage principal reserves/sinking funds	11,895	9,689
Mortgage escrow deposits	21,128	18,232
Restricted cash:
Tax-deferred (1031) exchange proceeds	—	14,232
Restricted deposits on real estate investments	747	658
Resident security and utility deposits	34,869	37,140
Other	1,373	984
Restricted cash	36,989	53,014
Restricted deposits	$58,117	$71,246

8.	Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases will continue to be accounted for as operating leases under the standard as described in Note 2.

For the six months ended June 30, 2020, approximately 97.6% of the Company’s total lease revenue is generated from residential apartment leases that are generally twelve months or less in length.  The residential apartment leases may include lease income related to such items as utility recoveries, parking, storage and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

For the six months ended June 30, 2020, approximately 2.4% of the Company’s total lease revenue is generated by non-residential leases that are generally for terms ranging between five to ten years.  The non-residential leases generally consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents.  The non-residential leases may include lease income related to such items as utility recoveries, parking rent and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Non-residential leases are renewable with market-based renewal options.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the six months and quarter ended June 30, 2020 (amounts in thousands):

	Six Months Ended June 30, 2020			Quarter Ended June 30, 2020
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$1,207,106	$30,221	$1,237,327	$594,626	$12,127	$606,753
Utility recoveries (RUBS income) (1)	35,232	375	35,607	17,814	147	17,961
Parking rent	19,460	223	19,683	9,627	126	9,753
Storage rent	1,913	40	1,953	951	21	972
Pet rent	5,740	—	5,740	2,839	—	2,839
Total lease revenue	$1,269,451	$30,859	1,300,310	$625,857	$12,421	638,278
Total other rental income (2)			35,527			15,254
Rental income			$1,335,837			$653,532

(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)	Other rental income is accounted for under the revenue recognition standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the six months and quarter ended June 30, 2019 (amounts in thousands):

	Six Months Ended June 30, 2019			Quarter Ended June 30, 2019
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$1,190,729	$36,163	$1,226,892	$598,209	$17,693	$615,902
Utility recoveries (RUBS income) (1)	33,303	412	33,715	16,858	209	17,067
Parking rent	18,469	159	18,628	9,332	87	9,419
Storage rent	1,856	32	1,888	937	(12)	925
Pet rent	5,798	—	5,798	2,911	—	2,911
Total lease revenue	$1,250,155	$36,766	1,286,921	$628,247	$17,977	646,224
Total other rental income (2)			44,755			23,150
Rental income			$1,331,676			$669,374

(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)	Other rental income is accounted for under the revenue recognition standard.

9.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  Weighted average interest rates noted below for the six months ended June 30, 2020 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the six months ended June 30, 2020 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2019	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of June 30, 2020
Fixed Rate Debt:
Secured – Conventional	$1,574,699	$495,000	(2)	$(91,500)	$(3,873)	$571	$(2,035)	$1,972,862
Floating Rate Debt:
Secured – Conventional	7,050	145		—	—	—	120	7,315
Secured – Tax Exempt	359,861	—		—	—	620	99	360,580
Floating Rate Debt	366,911	145		—	—	620	219	367,895
Total	$1,941,610	$495,145		$(91,500)	$(3,873)	$1,191	$(1,816)	$2,340,757

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)	Obtained a 2.60% fixed rate mortgage loan pool maturing on May 1, 2030.

The following table summarizes the Company’s debt extinguishment costs on mortgages recorded as additional interest expense during the six months ended June 30, 2020 (amounts in thousands):

Description	Amount
Write-offs of unamortized deferred financing costs	$32

The following table summarizes certain interest rate and maturity date information as of and for the six months ended June 30, 2020:

June 30, 2020
Interest Rate Ranges	0.07% - 5.29%
Weighted Average Interest Rate	3.51%
Maturity Date Ranges	2020-2061

As of June 30, 2020, the Company had $281.7 million of secured debt (primarily tax-exempt bonds) subject to third party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the six months ended June 30, 2020 (amounts in thousands):

	Notes, net as of December 31, 2019	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of June 30, 2020
Fixed Rate Debt:
Unsecured – Public	$6,077,513	$—	$—	$1,362	$2,227	$6,081,102

(1)	Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the six months ended June 30, 2020:

June 30, 2020
Interest Rate Ranges	2.50% - 7.57%
Weighted Average Interest Rate	4.06%
Maturity Date Ranges	2021-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for the six months ended June 30, 2020.

Line of Credit and Commercial Paper

On November 1, 2019, the Company replaced its existing $2.0 billion facility with a $2.5 billion unsecured revolving credit facility maturing November 1, 2024.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.775%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.  The weighted average interest rate on the revolving credit facility was 1.47% for the six months ended June 30, 2020.

The Company has an unsecured commercial paper note program in the United States.  On November 4, 2019, the Company increased the maximum aggregate amount outstanding for the commercial paper program from $500.0 million to $1.0 billion.  The notes will be sold under customary terms in the United States commercial paper note market subject to market conditions and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  The notes bear interest at various floating rates with a weighted average interest rate of 1.81% for the six months ended June 30, 2020.  The weighted average amount outstanding for the six months ended June 30, 2020 was approximately $522.7 million.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of June 30, 2020 (amounts in thousands):

June 30, 2020
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	—
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(100,949)
Unsecured revolving credit facility availability	$2,399,051

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at June 30, 2020 and December 31, 2019, respectively (amounts in thousands):

	June 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$2,340,757	$2,370,036	$1,941,610	$1,930,710
Unsecured debt, net	6,081,102	7,012,755	7,095,346	7,677,289
Total debt, net	$8,421,859	$9,382,791	$9,036,956	$9,607,999

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at June 30, 2020 and December 31, 2019, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	6/30/2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$139,649	$139,649	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$139,649	$139,649	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$336,695	$—	$336,695	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$151,889	$151,889	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$151,889	$151,889	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$463,400	$—	$463,400	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2020 and 2019, respectively (amounts in thousands):

June 30, 2020 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	N/A	$—	N/A	N/A	$—
Total		$—			$—

June 30, 2019 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$2,253	Fixed rate debt	Interest expense	$(2,253)
Total		$2,253			$(2,253)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2020 and 2019, respectively (amounts in thousands):

	Effective Portion
June 30, 2020 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(1,190)	Interest expense	$(11,398)
Total	$(1,190)		$(11,398)

	Effective Portion
June 30, 2019 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(33,765)	Interest expense	$(8,902)
Total	$(33,765)		$(8,902)

As of June 30, 2020 and December 31, 2019, there were approximately $67.4 million and $77.6 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments, of which an estimated $25.7 million may be recognized as additional interest expense during the twelve months ending June 30, 2021.

In April 2020, the Company paid approximately $1.2 million to settle two forward starting swaps in conjunction with the issuance of $495.0 million of ten-year secured conventional mortgage notes.  The entire $1.2 million was initially deferred as a component of accumulated other comprehensive income (loss) and will be recognized as an increase to interest expense over the first five years of the mortgage notes.

11.	Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2020	2019	2020	2019
Numerator for net income per share – basic:
Net income	$604,152	$430,556	$271,481	$321,299
Allocation to Noncontrolling Interests – Operating Partnership	(21,248)	(15,429)	(9,713)	(11,510)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(13,410)	(1,620)	(880)	(821)
Preferred distributions	(1,545)	(1,545)	(772)	(772)
Numerator for net income per share – basic	$567,949	$411,962	$260,116	$308,196
Numerator for net income per share – diluted:
Net income	$604,152	$430,556	$271,481	$321,299
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(13,410)	(1,620)	(880)	(821)
Preferred distributions	(1,545)	(1,545)	(772)	(772)
Numerator for net income per share – diluted	$589,197	$427,391	$269,829	$319,706
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	371,689	369,952	371,795	370,342
Effect of dilutive securities:
OP Units	13,013	12,902	13,023	12,885
Long-term compensation shares/units	1,570	2,790	1,095	2,880
Denominator for net income per share – diluted	386,272	385,644	385,913	386,107
Net income per share – basic	$1.53	$1.11	$0.70	$0.83
Net income per share – diluted	$1.53	$1.11	$0.70	$0.83

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2020	2019	2020	2019
Numerator for net income per Unit – basic and diluted:
Net income	$604,152	$430,556	$271,481	$321,299
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(13,410)	(1,620)	(880)	(821)
Allocation to Preference Units	(1,545)	(1,545)	(772)	(772)
Numerator for net income per Unit – basic and diluted	$589,197	$427,391	$269,829	$319,706
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	384,702	382,854	384,818	383,227
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,570	2,790	1,095	2,880
Denominator for net income per Unit – diluted	386,272	385,644	385,913	386,107
Net income per Unit – basic	$1.53	$1.11	$0.70	$0.83
Net income per Unit – diluted	$1.53	$1.11	$0.70	$0.83

12.	Commitments and Contingencies

The Company, as an owner of real estate, is subject to various Federal, state and local laws, including, but not limited to, rent regulations and environmental laws.  Compliance by the Company with existing laws has not had a material adverse effect on the Company.  However, the Company cannot predict the impact of new or changed laws or regulations, whether related to COVID-19 or otherwise, on its current properties or on properties that it may acquire in the future.

The Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

As of June 30, 2020, the Company has two wholly owned projects and one partially owned project totaling 824 apartment units in various stages of development with remaining commitments to fund of approximately $328.0 million (inclusive of applicable construction mortgage and joint venture partner obligations) and estimated completion dates ranging through September 30, 2021. Estimated completion dates and budgeted capital costs for projects under development currently remain unchanged from the Company’s estimates in the fourth quarter of 2019.  The Company will reevaluate these dates and costs as the impact of COVID-19 becomes clearer.  The Company has two projects that were completed and stabilized during the quarter ended June 30, 2020.

As of June 30, 2020, the Company has two joint venture agreements with third party partners for the consolidated development of multifamily rental properties, one of which is currently under construction as noted above.  The development commitment to fund the project under construction is included in the development funding totals above for one of the joint ventures.  The joint venture agreements with each partner include a buy-sell provision that provides the right, but not the obligation, for the Company to acquire each respective partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for additional discussion.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  While the Company does maintain a non-residential presence, it historically has accounted for approximately 4.0% of total revenues and is designed as an amenity for our residential residents.  The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis.  The Company’s geographic same store operating segments located in urban and high-density suburban communities represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2020 and 2019, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the six months and quarters ended June 30, 2020 and 2019, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2020	2019	2020	2019
Rental income	$1,335,837	$1,331,676	$653,532	$669,374
Property and maintenance expense	(220,268)	(223,531)	(104,452)	(108,461)
Real estate taxes and insurance expense	(192,770)	(182,888)	(95,038)	(91,446)
Total operating expenses	(413,038)	(406,419)	(199,490)	(199,907)
Net operating income	$922,799	$925,257	$454,042	$469,467

The following tables present NOI for each segment from our rental real estate for the six months and quarters ended June 30, 2020 and 2019, respectively, as well as total assets and capital expenditures at June 30, 2020 (amounts in thousands):

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$239,914	$71,930	$167,984	$240,751	$72,145	$168,606
Orange County	53,013	12,167	40,846	51,887	12,142	39,745
San Diego	47,848	12,417	35,431	47,023	12,126	34,897
Subtotal - Southern California	340,775	96,514	244,261	339,661	96,413	243,248

San Francisco	236,580	59,313	177,267	234,514	57,629	176,885
Washington D.C.	196,601	59,331	137,270	195,453	59,389	136,064
New York	227,179	98,581	128,598	230,808	96,067	134,741
Seattle	127,073	35,440	91,633	124,029	34,634	89,395
Boston	123,673	35,144	88,529	124,671	35,639	89,032
Denver	8,944	2,419	6,525	9,125	2,417	6,708
Total same store	1,260,825	386,742	874,083	1,258,261	382,188	876,073

Non-same store/other (2) (3)
Non-same store	58,629	17,748	40,881	14,374	4,423	9,951
Other (3)	16,383	8,548	7,835	59,041	19,808	39,233
Total non-same store/other	75,012	26,296	48,716	73,415	24,231	49,184

Totals	$1,335,837	$413,038	$922,799	$1,331,676	$406,419	$925,257

(1)

For the six months ended June 30, 2020 and 2019, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2019, less properties subsequently sold, which represented 74,264 apartment units.

(2)	For the six months ended June 30, 2020 and 2019, non-same store primarily includes properties acquired after January 1, 2019, plus any properties in lease-up and not stabilized as of January 1, 2019.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended June 30, 2020			Quarter Ended June 30, 2019
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$117,994	$35,013	$82,981	$121,216	$35,688	$85,528
Orange County	26,318	5,953	20,365	26,058	5,966	20,092
San Diego	23,706	6,100	17,606	23,720	5,978	17,742
Subtotal - Southern California	168,018	47,066	120,952	170,994	47,632	123,362

San Francisco	116,303	29,045	87,258	118,044	28,528	89,516
Washington D.C.	97,527	28,680	68,847	98,571	29,409	69,162
New York	111,949	48,130	63,819	117,457	47,626	69,831
Seattle	63,378	18,383	44,995	63,695	17,853	45,842
Boston	59,990	16,984	43,006	62,751	17,398	45,353
Denver	6,110	1,733	4,377	6,403	1,831	4,572
Total same store	623,275	190,021	433,254	637,915	190,277	447,638

Non-same store/other (2) (3)
Non-same store	24,631	7,212	17,419	4,000	1,124	2,876
Other (3)	5,626	2,257	3,369	27,459	8,506	18,953
Total non-same store/other	30,257	9,469	20,788	31,459	9,630	21,829

Totals	$653,532	$199,490	$454,042	$669,374	$199,907	$469,467

(1)

For the quarters ended June 30, 2020 and 2019, same store primarily includes all properties acquired or completed that were stabilized prior to April 1, 2019, less properties subsequently sold, which represented 74,843 apartment units.

(2)	For the quarters ended June 30, 2020 and 2019, non-same store primarily includes properties acquired after April 1, 2019, plus any properties in lease-up and not stabilized as of April 1, 2019.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Six Months Ended June 30, 2020
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$3,064,404	$13,070
Orange County	397,148	3,458
San Diego	382,082	1,993
Subtotal - Southern California	3,843,634	18,521

San Francisco	3,288,932	6,940
Washington D.C.	3,120,074	10,534
New York	4,001,050	10,429
Seattle	1,838,484	4,334
Boston	1,790,996	8,631
Denver	251,427	245
Total same store	18,134,597	59,634

Non-same store/other (2) (3)
Non-same store	1,642,289	1,129
Other (3)	938,065	502
Total non-same store/other	2,580,354	1,631

Totals	$20,714,951	$61,265

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2019, less properties subsequently sold, which represented 74,264 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2019, plus any properties in lease-up and not stabilized as of January 1, 2019.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.

14.	Subsequent Events

The continued rapid development and fast-changing nature of the COVID-19 pandemic creates many unknowns that could have a future material impact on the Company.  Its duration and severity and the extent of the adverse health impact on the general population, our residents and our employees, as well as the potential changes in customer preferences for living in the urban and dense suburban locations in which many of the Company’s properties are located, are among the unknowns.  These, among other items, will likely impact the economy, the unemployment rate and our operations and could materially affect our future consolidated results of operations, financial condition, liquidity, investments and overall performance.

Subsequent to June 30, 2020, the Company:

•	Repaid $19.7 million of mortgage debt at par prior to maturity.

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

Due to the inherent uncertainty surrounding the social and economic disruption resulting from the COVID-19 pandemic, the Company withdrew its full-year 2020 guidance earlier this year.  The Company is also suspending issuing guidance in future periods until there is greater certainty surrounding the impact of the ongoing pandemic.

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

EQR is the general partner of, and as of June 30, 2020 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates regional property management offices in each of its markets.  As of June 30, 2020, the Company had approximately 2,600 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

Business Objectives and Operating and Investing Strategies

The Company’s and the Operating Partnership’s overall business objectives and operating and investing strategies have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019, though the Company and the Operating Partnership will continue to be focused on its response to the COVID-19 pandemic in the near-term.  As more fully discussed in the Company’s and the Operating Partnership’s Annual Report on Form 10-K, it continues to be the Company’s intention over time to diversify its portfolio into new markets that have characteristics similar to its current markets and to optimize the mix of the Company’s properties located in urban vs. dense suburban submarkets.

COVID-19 Impact

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The continued rapid development and fast-changing nature of the COVID-19 pandemic creates many unknowns that could have a future material impact on the Company.  Its duration and severity and the extent of the adverse health impact on the general population, our residents and our employees, as well as the potential changes in customer preferences for living in the urban and dense suburban locations in which many of the Company’s properties are located, are among the unknowns.  These, among other items, will likely impact the economy, the unemployment rate and our operations and could materially affect our future consolidated results of operations, financial condition, liquidity, investments and overall performance.  For additional details, see Item 1A, Risk Factors.

The Company continues to support its residents and employees during the COVID-19 pandemic.  The Company is utilizing technology to allow our property teams to interact remotely with current and prospective residents, including a touchless new leasing process and a service process designed to limit contact.  The Company also successfully implemented changes to the physical layout of its properties and remains focused on further enhancing its existing commitment to health and safety during the pandemic.  We also continue to provide additional paid leave for employees impacted by the pandemic and paid special bonuses to certain on-site employees during the second quarter of 2020 in recognition of their significant efforts.  In addition, the Company continues to support its corporate and regional employees by allowing them to work remotely during the pandemic.  Among other resident support efforts, we have an extensive outreach process for residents financially impacted by the pandemic and have created payment plans to assist them.

We see good demand for our apartments, both urban and suburban, but with increased customer price sensitivity, especially in the urban cores of New York City, San Francisco and Boston/Cambridge, MA.  Looking forward, we believe the rate of improvement in our business will be dictated by how effectively the COVID-19 pandemic can be controlled and more normal economic activity restored.  In the meantime, we believe our strong balance sheet, state of the art operating platform and opportunistic mindset leaves us well positioned to weather the storm and to take advantage should conditions allow.

During the second quarter of 2020, the Company also:

•	Experienced a recovery in demand by late May 2020. Initial leads, Traffic and applications continue to be in-line with the same time last year;
•	Collected on average 97% of its total monthly Residential rental income. July 2020 collections continue to trend on a similar pace to prior months; and
•	Had the highest resident retention for the second quarter in the Company’s history.

Results of Operations

2020 Transactions

In conjunction with our business objectives and operating strategy, the Company continued to invest in apartment properties located primarily in our urban and high-density suburban communities and sell apartment properties that we believe will have inferior long-term returns.  The following table provides a rollforward of the transactions that occurred during the six months ended June 30, 2020:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Sales Price	Disposition Yield
12/31/2019	309	79,962
Dispositions:
Consolidated Rental Properties	(5)	(1,552)	$(754,361)	(4.7)%
6/30/2020	304	78,410

The consolidated properties disposed of were located in the Phoenix, San Francisco and Washington D.C. markets and the sales generated an Unlevered IRR of 10.8%.  See Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

We currently budget spending approximately $225.0 million on development costs during the year ending December 31, 2020, of which approximately $95.2 million was spent during the six months ended June 30, 2020, primarily for properties currently under construction.  Certain of these costs will be funded by third party construction mortgages and joint venture partner obligations.  Work at our development project in Boston resumed after a nine-week suspension due to the city’s COVID-19-related temporary construction moratorium, and our projects in Bethesda, MD and Alameda, CA continue under construction.  The expected spending noted above could change as a result of COVID-19 related impacts.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both of the six months ended June 30, 2020 and 2019 (the “Six-Month 2020 Same Store Properties”), which represented 74,264 apartment units, impacted the Company’s results of operations.  The Six-Month 2020 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the six months ended June 30, 2020:

	Six Months Ended June 30, 2020
	Properties	Apartment Units
Same Store Properties at December 31, 2019	279	71,830
2017 acquisitions	2	510
2018 acquisitions	5	1,461
2019 acquisitions	—	—
2020 dispositions	(5)	(1,552)
Lease-up properties stabilized	5	2,015
Same Store Properties at June 30, 2020	286	74,264

	Six Months Ended June 30, 2020
	Properties	Apartment Units
Same Store	286	74,264
Non-Same Store:
2019 acquisitions	13	3,540
Master-Leased properties (1)	1	162
Lease-up properties not yet stabilized (2)	3	443
Other	1	1
Total Non-Same Store	18	4,146
Total Properties and Apartment Units	304	78,410

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Six Months Ended June 30,
	2020	2019
Operating income	$778,974	$578,894
Adjustments:
Property management	51,317	50,765
General and administrative	26,353	29,710
Depreciation	418,398	404,723
Net (gain) loss on sales of real estate properties	(352,243)	(138,835)
Total NOI	$922,799	$925,257
Rental income:
Same store	$1,260,825	$1,258,261
Non-same store/other	75,012	73,415
Total rental income	1,335,837	1,331,676
Operating expenses:
Same store	386,742	382,188
Non-same store/other	26,296	24,231
Total operating expenses	413,038	406,419
NOI:
Same store	874,083	876,073
Non-same store/other	48,716	49,184
Total NOI	$922,799	$925,257

The following table provides comparative total same store results and statistics for the Six-Month 2020 Same Store Properties:

June YTD 2020 vs. June YTD 2019

Same Store Results/Statistics Including 74,264 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

June YTD 2020								June YTD 2019
	Residential	% Change	Non- Residential		% Change	Total	% Change		Residential	Non- Residential	Total
Revenues	$1,223,361	1.0%	$37,464	(1)	(20.4%)	$1,260,825	0.2%	Revenues	$1,211,210	$47,051	$1,258,261
Expenses	$375,710	1.1%	$11,032		3.4%	$386,742	1.2%	Expenses	$371,517	$10,671	$382,188
NOI	$847,651	0.9%	$26,432		(27.3%)	$874,083	(0.2%)	NOI	$839,693	$36,380	$876,073

Average Rental Rate	$2,871	1.8%						Average Rental Rate	$2,821
Physical Occupancy	95.7%	(0.7%)						Physical Occupancy	96.4%
Turnover	21.4%	(1.9%)						Turnover	23.3%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

(1)

Non-Residential operations have been more significantly impacted by the COVID-19 pandemic than the Company’s core Residential business.  The decline in Non-Residential revenues is primarily driven by lower public parking income, deferral/abatement of rent and higher bad debt expense.

The following table provides results and statistics related to our Residential same store operations for the six months ended June 30, 2020 and 2019:

June YTD 2020 vs. June YTD 2019

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	June YTD 2020 % of Actual NOI	June YTD 2020 Average Rental Rate	June YTD 2020 Weighted Average Physical Occupancy %	June YTD 2020 Turnover	Revenues	Expenses	NOI	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	15,968	19.7%	$2,615	95.3%	23.2%	0.1%	(0.3%)	0.2%	1.0%	(0.9%)	(2.6%)
Orange County	4,028	4.8%	2,272	96.6%	18.8%	2.2%	0.2%	2.8%	2.0%	0.2%	(5.4%)
San Diego	3,385	4.2%	2,435	96.4%	23.7%	1.9%	2.1%	1.9%	2.0%	0.0%	(2.7%)
Subtotal – Southern California	23,381	28.7%	2,529	95.7%	22.5%	0.7%	0.1%	0.9%	1.3%	(0.6%)	(3.1%)

San Francisco	12,183	20.7%	3,334	95.8%	21.1%	1.1%	2.9%	0.5%	1.7%	(0.6%)	(1.9%)
Washington DC	13,711	16.0%	2,463	95.9%	19.8%	1.3%	(0.1%)	1.9%	2.1%	(0.7%)	(0.8%)
New York	9,475	14.0%	3,930	95.4%	18.7%	(0.3%)	2.4%	(2.4%)	1.1%	(1.3%)	0.4%
Seattle	8,442	10.2%	2,469	96.3%	22.9%	3.8%	2.7%	4.2%	3.9%	(0.1%)	(5.1%)
Boston	6,346	9.7%	3,178	94.7%	22.7%	1.0%	(1.9%)	2.2%	2.6%	(1.4%)	1.2%
Denver	726	0.7%	2,133	94.5%	30.6%	(1.2%)	(0.3%)	(1.5%)	0.6%	(1.9%)	0.0%

Total	74,264	100.0%	$2,871	95.7%	21.4%	1.0%	1.1%	0.9%	1.8%	(0.7%)	(1.9%)

Note: The above table reflects Residential same store results only, which historically account for approximately 96.0% of total revenues.

We continue to work with our residents and tenants on payment plans and collections and our allowance policies remain consistent.  We expect our reserves and bad debt charge-offs to remain elevated for the remainder of this year.  The following table provides Residential and Non-Residential accounts receivable and straight-line receivable balances for the Company’s same store properties as of June 30, 2020 and March 31, 2020 (amounts in thousands):

Same Store Resident/Tenant Accounts Receivable Balances

Including 74,264 Same Store Apartment Units

$ in thousands

	Residential			Non-Residential
	June 30, 2020		March 31, 2020	June 30, 2020	March 31, 2020
Resident/tenant accounts receivable balances	$18,175		$5,358	$4,815	$2,270
Allowance for doubtful accounts	(6,518)		(1,850)	(2,416)	(1,532)
Net receivable balances	$11,657	(1)	$3,508	$2,399	$738

Straight-line receivable balances	$2,990		$1,633	$24,161	$26,154

(1)	The Company held Residential security deposits approximating 20% of the net receivable balance at June 30, 2020.

The following table provides preliminary information related to Residential same store operations for the month ended July 2020 compared to the actuals for the quarter ended June 30, 2020.

	July 2020	Second Quarter 2020
New Lease Change	(8.3%)	(7.0%)
Renewal Rate Achieved	(0.9%)	0.7%
Blended Rate (1)	(4.5%)	(2.7%)
Physical Occupancy	95.0%	94.9%

(1)

Blended Rate after applying the effect of new move-in and renewal concessions is approximately (5.5%) and (3.5%) for July 2020 and the second quarter of 2020, respectively, driven by higher usage in the urban cores of New York, San Francisco and Boston.

The July 2020 results listed above are approximately equal to the Company's June 2020 results for New Lease Change, Renewal Rate Achieved and Blended Rate.  Concession use is higher in July 2020 than in June 2020.

We expected the negative impact on Physical Occupancy to be most pronounced in the second quarter and then stabilize at a new base level, which currently appears to be the case.  The story is more mixed as it relates to Average Rental Rates, which remains more challenged in the urban cores of New York City, San Francisco and Boston/Cambridge, MA.  Use of new lease concessions during the second quarter of 2020 was concentrated in the submarkets noted above.  Traffic and application activity improved throughout the quarter as Average Rental Rates were reduced in these submarkets.  Meanwhile the rest of the portfolio is showing more stability in Average Rental Rates, though those rates are still lower than last year.

As a result of the differing impact that the COVID-19 pandemic is currently having on the operating performance of our markets and submarkets, we believe it is most helpful to discuss our portfolio as follows:

•

First, our suburban properties, which represent approximately 45% of our portfolio, have been more resilient during the pandemic with Physical Occupancy declining to a low point of 95.2% during the second quarter of 2020 but since recovering fully to levels at or above the prior year.  By the middle of July 2020, Physical Occupancy for this category of properties stood at 96.6%.  The percentage of suburban leases renewing was very strong at 65% and continues to trend well above the prior year.  Average Rental Rates have slowly recovered since early May with limited concession use, though those rates are still below the prior year level.

•

Second, our properties that are located in the urban cores of New York City, San Francisco and Boston/Cambridge, MA, which represent about 25% of our portfolio, have Physical Occupancy of 90.9% by the middle of July 2020.  This group of properties has the highest use of concessions (about 50% of all new leases) and the most pressure on Average Rental Rates.  For the second quarter of 2020, these urban properties renewed 58% of residents, which was 500 basis points lower than the second quarter of 2019 and was trending down throughout the quarter, ending at 53% in June 2020.   We believe these properties have the highest risk of volatility in operations for the balance of the year.

•

Our third category consists of urban properties in our other markets, such as Washington D.C., Seattle and Southern California, and constitutes about 30% of our portfolio.  These properties reached a low point in Physical Occupancy of 94.0% in the middle of May 2020, but quickly rebounded and had Physical Occupancy of 95.2% by the middle of July 2020.  Average Rental Rates have been stable since the middle of May, though they are down year-over-year, and concessions are being used on about 15% of our new leases.  During the second quarter of 2020, 57% of residents renewed at these properties, which is 300 basis points better than the second quarter of 2019. Overall, this group of urban properties has had consistent operations for the past two months, with a slight increase in Physical Occupancy in the last couple of weeks of July 2020.

The following table provides comparative total same store operating expenses for the Six-Month 2020 Same Store Properties:

June YTD 2020 vs. June YTD 2019

Total Same Store Operating Expenses Including 74,264 Same Store Apartment Units

$ in thousands

					% of Actual
					YTD 2020
	Actual	Actual	$	%	Operating
	YTD 2020	YTD 2019	Change (5)	Change	Expenses
Real estate taxes	$170,416	$164,075	$6,341	3.9%	44.1%
On-site payroll (1)	81,249	81,757	(508)	(0.6)%	21.0%
Utilities (2)	50,654	49,787	867	1.7%	13.1%
Repairs and maintenance (3)	44,497	48,027	(3,530)	(7.4)%	11.5%
Insurance	12,187	10,365	1,822	17.6%	3.2%
Leasing and advertising	4,385	4,917	(532)	(10.8)%	1.1%
Other on-site operating expenses (4)	23,354	23,260	94	0.4%	6.0%
Total Same Store Operating Expenses (includes Residential and Non-Residential)	$386,742	$382,188	$4,554	1.2%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
(3)

Repairs and maintenance – Includes general maintenance costs, apartment unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair and maintenance costs.

(4)	Other on-site operating expenses – Includes ground lease costs and administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
(5)	The year-to-date over year-to-date changes are due primarily to:
•

Real estate taxes – Higher rates and assessed values continue to drive real estate tax growth across most markets with a slight improvement from previous expectations caused by successful appeals activity and lower than expected rate growth in New York.

•

On-site payroll – Results better than expectations due to faster than anticipated progress in transition to enhanced operating platform, lower than expected employee benefit-related costs and less overtime, partially offset by one-time frontline worker bonuses.

•	Utilities – Growth lower than expected due to warmer winter weather and energy rate decreases.
•	Repairs and maintenance – Decrease primarily driven by deferral and cancellation of some projects as a result of COVID-19-related delays.
•	Insurance – Increase due to higher premiums on property insurance renewal caused by challenging conditions in the insurance market.
•	Leasing and advertising – Decrease greater than expectations due in part to suspension of resident activities.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the six months ended June 30, 2020 decreased approximately $0.5 million compared to the same period of 2019 and consist primarily of properties acquired in calendar year 2019, operations from the Company’s development properties and operations prior to disposition from 2019 and 2020 sold properties.  This difference is due primarily to:

•	A positive impact of higher NOI from development and newly stabilized development properties in lease-up of $3.4 million;
•	A positive impact of higher NOI from properties acquired in 2019 of $27.6 million; and
•	A negative impact of lost NOI from 2019 and 2020 dispositions of $29.5 million.

Comparison of the six months and quarter ended June 30, 2020 to the six months and quarter ended June 30, 2019

The following table presents a reconciliation of diluted earnings per share/unit for the six months and quarter ended June 30, 2020 as compared to the same period in 2019:

	Six Months Ended June 30	Quarter Ended June 30
Diluted earnings per share/unit for period ended 2019	$1.11	$0.83
Property NOI	(0.01)	(0.04)
Interest expense	0.06	0.03
Debt extinguishment costs	0.04	0.04
Net gain/loss on property sales	0.34	(0.17)
Other	(0.01)	0.01
Diluted earnings per share/unit for period ended 2020	$1.53	$0.70

The decrease in consolidated NOI is primarily a result of the Company’s lower NOI from same store properties, largely due to the economic impact from the COVID-19 pandemic.  The following table presents the changes in the components of consolidated NOI for the six months and quarter ended June 30, 2020 as compared to the same periods in 2019:

	Six Months Ended June 30, 2020	Quarter Ended June 30, 2020
Consolidated rental income	0.3%	(2.4%)
Consolidated operating expenses (1)	1.6%	(0.2%)
Consolidated NOI	(0.3%)	(3.3%)

(1)	Consolidated operating expenses are comprised of property and maintenance and real estate taxes and insurance.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses increased approximately $0.6 million or 1.1% for the six months ended June 30, 2020 as compared to the prior year period.  The increase is primarily attributable to increases in information technology related costs specifically for various operating initiatives such as sales-focused improvements and service enhancements, partially offset by decreases in payroll-related costs, travel costs and training/conference costs.  These expenses decreased approximately $0.8 million or 3.1% for the quarter ended June 30, 2020 as compared to the prior year period, primarily due to a decrease in payroll-related costs, travel costs and training/conference costs.  The Company suspended the majority of all travel and training/conference activities as a result of the COVID-19 pandemic.

General and administrative expenses, which include corporate operating expenses, decreased approximately $3.4 million or 11.3% and approximately $2.5 million or 17.4% for the six months and quarter ended June 30, 2020, respectively, as compared to the prior year periods, primarily due to decreases in payroll-related costs as a result of the Company’s executive changes over the past two years.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $13.7 million or 3.4% and approximately $5.5 million or 2.7% for the six months and quarter ended June 30, 2020, respectively, as compared to the prior year periods, primarily as a result of additional depreciation expense on properties acquired in 2019 and development properties placed in service during 2019, offset by lower depreciation from properties sold in 2019 and 2020.

Net gain on sales of real estate properties increased approximately $213.4 million for the six months ended June 30, 2020 as compared to the prior year period, primarily as a result of a higher sales volume with the sale of five consolidated apartment properties during the first half of 2020 as compared to the sale of two consolidated apartment properties during the first half of 2019.  Net gain on sales of real estate properties increased approximately $5.4 million or 3.9% for the quarter ended June 30, 2020 as compared to the prior year period, primarily as a result of the sale of two consolidated apartment properties sold for a higher gain in the second quarter of 2020 as compared to the sale of two consolidated properties in the same period in 2019.

Interest and other income increased approximately $1.5 million or 80.3% and approximately $0.4 million or 31.2% for the six months and quarter ended June 30, 2020, respectively, as compared to the prior year periods.  These increases are primarily due to higher insurance/litigation settlement proceeds that did not occur in 2019, partially offset by decreases in short-term investment income on cash and restricted deposit accounts in 2020 as compared to 2019 due to a lower rate environment and lower overall balances.

Other expenses decreased approximately $4.2 million or 49.6% and approximately $3.4 million or 66.9% for the six months and quarter ended June 30, 2020, respectively, as compared to the prior year periods, primarily due to decreases in various consulting costs related to a data analytics project which was completed last year and litigation and environmental settlements, partially offset by increases in advocacy contributions in 2020 as compared to 2019.

Interest expense, including amortization of deferred financing costs, decreased approximately $38.0 million or 18.1% and approximately $28.6 million or 25.4% for the six months and quarter ended June 30, 2020, respectively, as compared to the prior year periods.  The decrease is due primarily to lower debt extinguishment costs, lower overall debt balances outstanding between the periods as a result of deploying disposition proceeds to repay debt, as well as lower overall interest rates.  The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the six months ended June 30, 2020 was 3.95% as compared to 4.34% for the prior year period, and for the quarter ended June 30, 2020 was 3.96% as compared to 4.34% for the prior year period.  The Company capitalized interest of approximately $4.1 million and $2.7 million during the six months ended June 30, 2020 and 2019, respectively, and $2.3 million and $1.5 million during the quarters ended June 30, 2020 and 2019, respectively.

Income from investments in unconsolidated entities decreased approximately $70.3 million and $69.8 million for the six months and quarter ended June 30, 2020, respectively, as compared to the prior year periods, primarily as a result of a $69.5 million gain on the sale of two unconsolidated properties in 2019 that did not occur in the same periods in 2020.

Net (income) loss attributable to Noncontrolling Interests in partially owned properties decreased approximately $11.8 million for the six months ended June 30, 2020, as compared to the prior year period, primarily as a result of noncontrolling interest allocations related to the sale of one partially owned apartment property in 2020 as compared to no sales in the same period in 2019.

Liquidity and Capital Resources

The Company believes its current liquidity position is strong despite the impact of the COVID-19 pandemic.  With approximately $2.4 billion in readily available liquidity, limited near-term maturities, very strong credit metrics and ample access to capital markets at historically low rates, the Company believes it is well positioned to meet its future obligations.  See further discussion below.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$187,416	$45,753
Restricted deposits	$58,117	$71,246
Unsecured revolving credit facility availability	$2,399,051	$1,379,071

During the six months ended June 30, 2020, the Company generated proceeds from various transactions, which included the following:

•	Disposed of five consolidated rental properties, receiving net proceeds of approximately $747.6 million;
•	Obtained $495.0 million in a 2.60% fixed rate mortgage loan pool maturing on May 1, 2030; and
•

Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $13.7 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the six months ended June 30, 2020, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Invest $95.2 million primarily in development projects; and
•	Repay $95.4 million of mortgage loans (inclusive of scheduled principal repayments).

Subsequent to June 30, 2020, the Company prepaid at par $19.7 million of the $23.7 million in debt maturities remaining in 2020.  The Company has debt maturities of $834.9 million in 2021, $750.0 million of which is due on December 15, 2021.

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

The Company has an unsecured commercial paper note program in the United States.  The Company may borrow up to a maximum of $1.0 billion under this program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness. While the COVID-19 pandemic caused a temporary disruption in the commercial paper market in March 2020, the Company has maintained access to such market and expects to continue to be able to do so in the future.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of July 28, 2020 (amounts in thousands):

July 28, 2020
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	—
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(100,949)
Unsecured revolving credit facility availability	$2,399,051

Dividend Policy

The Company determines its dividends/distributions based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for the first and second quarters of 2020 of $0.6025 per share/unit in each quarter, an annualized increase of 6.2% over the amount paid in 2019.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in July 2020 amounted to $232.2 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended June 30, 2020.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions.  The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high.  The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $27.2 billion in investment in real estate on the Company’s balance sheet at June 30, 2020, $23.0 billion or 84.7% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of June 30, 2020 are as follows:

Debt Summary as of June 30, 2020

($ in thousands)

				Weighted
			Weighted	Average
	Debt		Average	Maturities
	Balances	% of Total	Rates	(years)
Secured	$2,340,757	27.8%	3.51%	7.0
Unsecured	6,081,102	72.2%	3.85%	10.3
Total	$8,421,859	100.0%	3.77%	9.4
Fixed Rate Debt:
Secured – Conventional	$1,972,862	23.4%	3.94%	5.4
Unsecured – Public	6,081,102	72.2%	4.06%	10.3
Fixed Rate Debt	8,053,964	95.6%	4.03%	9.1
Floating Rate Debt:
Secured – Conventional	7,315	0.1%	3.35%	2.0
Secured – Tax Exempt	360,580	4.3%	1.49%	15.5
Unsecured – Revolving Credit Facility	—	—	1.47%	4.3
Unsecured – Commercial Paper Program	—	—	1.81%	—
Floating Rate Debt	367,895	4.4%	1.68%	15.2
Total	$8,421,859	100.0%	3.77%	9.4

Debt Maturity Schedule as of June 30, 2020

($ in thousands)

Year	Fixed Rate		Floating Rate	Total	% of Total	Weighted Average Coupons on Fixed Rate Debt	Weighted Average Coupons on Total Debt
2020	$23,669		$—	$23,669	0.3%	4.75%	4.75%
2021	834,904	(1)	—	834,904	9.8%	4.63%	4.63%
2022	264,185		7,796	271,981	3.2%	3.25%	3.22%
2023	1,325,588		3,500	1,329,088	15.6%	3.74%	3.73%
2024	—		6,100	6,100	0.1%	N/A	0.15%
2025	450,000		8,200	458,200	5.4%	3.38%	3.32%
2026	592,025		9,000	601,025	7.0%	3.58%	3.53%
2027	400,000		9,800	409,800	4.8%	3.25%	3.18%
2028	900,000		42,380	942,380	11.1%	3.79%	3.62%
2029	888,120		11,500	899,620	10.6%	3.30%	3.26%
2030+	2,445,850		288,135	2,733,985	32.1%	3.56%	3.21%
Subtotal	8,124,341		386,411	8,510,752	100.0%	3.67%	3.51%
Deferred Financing Costs and Unamortized (Discount)	(70,377)		(18,516)	(88,893)	N/A	N/A	N/A
Total	$8,053,964		$367,895	$8,421,859	100.0%	3.67%	3.51%

(1)	$750.0 million of 4.625% unsecured notes will mature on December 15, 2021.

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of debt at June 30, 2020.

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings, as well as EQR’s long-term preferred equity ratings, have recently been reaffirmed during the COVID-19 pandemic by all three rating agencies listed below and all continue to maintain a stable outlook. As of July 28, 2020, the ratings are as follows:

	Standard & Poor’s	Moody’s	Fitch
ERPOP’s long-term senior debt rating	A-	A3	A
ERPOP’s short-term commercial paper rating	A-2	P-2	F-1
EQR’s long-term preferred equity rating	BBB	Baa1	BBB+

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to June 30, 2020.

Debt Covenants

The Company’s unsecured debt includes certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  These provisions are contained in the indentures applicable to each note payable or the credit agreement for our line of credit.  The Company was in compliance with its unsecured debt covenants for all periods presented. The following table presents the Company’s selected unsecured public debt covenants as of June 30, 2020, March 31, 2020 and December 31, 2019:

	June 30, 2020	March 31, 2020	December 31, 2019
Debt to Adjusted Total Assets (not to exceed 60%)	31.8%	32.5%	33.8%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	9.7%	8.2%	8.2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charges (must be at least 1.5 to 1)	4.96	5.09	5.07
Total Unencumbered Assets to Unsecured Debt (must be at least 125%)	439.5%	408.3%	386.1%

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

For the six months ended June 30, 2020, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Six Months Ended June 30, 2020

	Same Store Properties (4)	Non-Same Store Properties/Other (5)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units	74,264	4,146	78,410

Building Improvements (1)	$29,657	$1,387	$31,044	$399
Renovation Expenditures (2)	15,022	6	15,028	202
Replacements (3)	14,955	238	15,193	202
Total Capital Expenditures to Real Estate	$59,634	$1,631	$61,265	$803

(1)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(2)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 658 same store apartment units approximated $22,830 per apartment unit renovated.

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

The COVID-19 pandemic has led us to temporarily slow our capital expenditures, including our renovation activities, to those deemed essential.  Governmental movement restrictions, social distancing requirements, and in some cases, difficulty in procuring materials make continuing these activities more difficult.

During the six months ended June 30, 2020, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $15.5 million.  The Company expects to fund approximately $6.2 million in total non-real estate capital additions for the remainder of 2020. These year-to-date and anticipated fundings are significantly higher than 2019 and are primarily driven by corporate office renovations during 2020.

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

See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at June 30, 2020.

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

•	Blended Rate – The weighted average of New Lease Change and Renewal Rate Achieved.
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

•	Residential – Consists of multifamily apartment revenues and expenses.

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

•

Weighted Average Coupons – Contractual interest rate for each debt instrument weighted by principal balances as of June 30, 2020. In case of debt for which fair value hedges are in place, the rate payable under the corresponding derivatives is used in lieu of the contractual interest rate.

•

Weighted Average Rates – Interest expense for each debt instrument for the six months ended June 30, 2020 weighted by its average principal balance for the same period. Interest expense includes amortization of premiums, discounts and other comprehensive income on debt and related derivative instruments. In case of debt for which derivatives are in place, the income or expense recognized under the corresponding derivatives is included in the total interest expense for the period.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2020 and 2019:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2020	2019	2020	2019
Net income	$604,152	$430,556	$271,481	$321,299
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(13,410)	(1,620)	(880)	(821)
Preferred/preference distributions	(1,545)	(1,545)	(772)	(772)
Net income available to Common Shares and Units / Units	589,197	427,391	269,829	319,706
Adjustments:
Depreciation	418,398	404,723	205,976	200,508
Depreciation – Non-real estate additions	(2,307)	(2,303)	(1,020)	(1,121)
Depreciation – Partially Owned Properties	(1,686)	(1,802)	(830)	(899)
Depreciation – Unconsolidated Properties	1,224	1,772	611	850
Net (gain) loss on sales of unconsolidated entities - operating assets	—	(69,522)	—	(69,522)
Net (gain) loss on sales of real estate properties	(352,243)	(138,835)	(144,266)	(138,856)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	11,655	—	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	664,238	621,424	330,300	310,666
Adjustments:
Impairment – non-operating assets	—	—	—	—
Write-off of pursuit costs	3,278	2,987	1,651	1,539
Debt extinguishment and preferred share redemption (gains) losses	32	16,647	32	16,647
Non-operating asset (gains) losses	670	252	229	23
Other miscellaneous items	(2,310)	4,418	(1,392)	2,843
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$665,908	$645,728	$330,820	$331,718

FFO (1) (3)	$665,783	$622,969	$331,072	$311,438
Preferred/preference distributions	(1,545)	(1,545)	(772)	(772)
FFO available to Common Shares and Units / Units (1) (3) (4)	$664,238	$621,424	$330,300	$310,666

Normalized FFO (2) (3)	$667,453	$647,273	$331,592	$332,490
Preferred/preference distributions	(1,545)	(1,545)	(772)	(772)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$665,908	$645,728	$330,820	$331,718

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

Effective as of June 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2020, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2020, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

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

The impact of the COVID-19 pandemic and measures to prevent its spread could materially negatively impact our business, results of operations, financial condition and liquidity in a number of ways, including:

•	A decrease in our rental revenues or increase in related reserves and write-offs as a potential result of:
•	Our residents’ and tenants’ ability to pay their rent on time or at all and the demand for multifamily properties within our markets;
•

Our geographic concentrations, especially in our dense urban submarkets which often makes social distancing more difficult, may experience longer periods of economic disruption due to delays in business re-openings and/or required re-closures, as a result of which we may be more susceptible to the impact of COVID-19;

•

Changes in resident preferences, including changes due to increased employer flexibility to work from home, making them less likely to want to live in dense urban centers where we own many of our properties or to want to live in denser forms of multifamily housing like the high-rise or mid-rise housing the Company owns;

•	The concessions made, and those that continue to be made, to residents’ rent obligations, which may not be on terms as favorable to us as those currently in place;
•	The deterioration of global economic conditions as a result of the pandemic may ultimately decrease occupancy levels and pricing across our portfolio as residents reduce or defer their spending;
•	Resident or tenant nonpayment, default or bankruptcy, as a result of which we may incur costs in protecting our investment and releasing our property;
•

The risk that local and national authorities may expand or extend certain measures imposing restrictions on our ability to enforce residents’ or tenants’ contractual rental obligations and limiting our ability to raise rents;

•	The risk that local and national authorities may not extend or may reduce the government stimulus and relief programs which may be providing benefits to our residents (or employers of our residents) and tenants;
•

Restrictions inhibiting our employees’ ability to meet with existing and potential residents has disrupted and could in the future further disrupt our ability to lease apartments which could adversely impact our rental rate and occupancy levels; and

•

Ground floor retail and parking garage operations in our apartment buildings are vulnerable to the effects from the COVID-19 pandemic, which we expect may adversely impact our retail tenants' and parking garage operations and, in turn, could result in an increase in tenant/garage operator defaults, rent deferrals/abatements and rent reductions.

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
•

The risk of a prolonged outbreak and/or second wave of an outbreak causing long-term damage to economic conditions, which in turn could cause material declines in the fair value of our assets, leading to asset impairment charges;

•

A general decline in the real estate market or demand for real estate transactions could hinder our ability to acquire or dispose of properties, including through our joint ventures.  Also, a possible increase in distressed sales of real estate due to the impact of COVID-19 could decrease real estate values in our markets and limit our ability to sell our properties at advantageous prices or at all;

•

The risk of delays in our development and renovation projects due to construction moratoriums (such as what occurred with our Boston development project), governmental movement restrictions, social distancing requirements, the closure of many permitting and inspection agencies and disruptions in the supply of construction materials due to problems in the supply chain or otherwise;

•	A possible further decline in the price of our common shares due to a prolonged economic recession or other impacts described herein;
•	The risk of a prolonged outbreak which could cause an adverse impact on our future financial results, cash flows and financial condition and therefore our ability to pay dividends;
•	Increased risks of potential cyber attacks due to an increased reliance on remote working and other interactions with our current and prospective residents; and
•

Potential inability to maintain adequate staffing at our properties and corporate/regional offices due to shelter-in-place orders, an outbreak at one or more of our properties or corporate/regional offices and/or the continued duration or expansion of the pandemic.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict.  Due to the speed with which the situation is continuing to develop, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, cash flows and financial condition could be material.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended June 30, 2020 - Equity Residential

During the quarter ended June 30, 2020, EQR issued 55,418 Common Shares in exchange for 55,418 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

Exhibit		Description	Location
3.1		Second Amendment to Eighth Amended and Restated Bylaws of Equity Residential, effective as of May 4, 2020.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated May 4, 2020, filed on May 8, 2020.

10.1	*	Amendment to the Equity Residential Supplemental Executive Retirement Plan, effective as of June 1, 2020.	Attached herein.

31.1		Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2		Equity Residential – Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3		ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4		ERP Operating Limited Partnership – Certification of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1		Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

Date:	August 3, 2020	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 3, 2020	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	August 3, 2020	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 3, 2020	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)