Form 10-Q
period 2020-09-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2020-10-30
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 27, 2020 was 372,253,249.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2020 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of September 30, 2020 owned an approximate 96.4% ownership interest in, ERPOP.  The remaining 3.6% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business.  The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Land	$5,794,771	$5,936,188
Depreciable property	21,076,222	21,319,101
Projects under development	337,696	181,630
Land held for development	103,900	96,688
Investment in real estate	27,312,589	27,533,607
Accumulated depreciation	(7,738,318)	(7,276,786)
Investment in real estate, net	19,574,271	20,256,821
Investments in unconsolidated entities	54,828	52,238
Cash and cash equivalents	178,333	45,753
Restricted deposits	56,881	71,246
Right-of-use assets	502,184	512,774
Other assets	257,481	233,937
Total assets	$20,623,978	$21,172,769

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$2,313,833	$1,941,610
Notes, net	6,082,897	6,077,513
Line of credit and commercial paper	—	1,017,833
Accounts payable and accrued expenses	158,611	94,350
Accrued interest payable	65,669	66,852
Lease liabilities	329,684	331,334
Other liabilities	331,522	346,963
Security deposits	61,453	70,062
Distributions payable	232,237	218,326
Total liabilities	9,575,906	10,164,843

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	293,706	463,400
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of September 30, 2020 and December 31, 2019	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 372,239,249 shares issued and outstanding as of September 30, 2020 and 371,670,884 shares issued and outstanding as of December 31, 2019	3,722	3,717
Paid in capital	9,166,018	8,965,577
Retained earnings	1,371,938	1,386,495
Accumulated other comprehensive income (loss)	(61,478)	(77,563)
Total shareholders’ equity	10,517,480	10,315,506
Noncontrolling Interests:
Operating Partnership	232,516	227,837
Partially Owned Properties	4,370	1,183
Total Noncontrolling Interests	236,886	229,020
Total equity	10,754,366	10,544,526
Total liabilities and equity	$20,623,978	$21,172,769

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2020	2019	2020	2019
REVENUES
Rental income	$1,958,270	$2,016,796	$622,433	$685,120

EXPENSES
Property and maintenance	333,333	338,497	113,065	114,966
Real estate taxes and insurance	288,043	270,434	95,273	87,546
Property management	71,513	72,705	20,196	21,940
General and administrative	37,212	41,127	10,859	11,417
Depreciation	619,003	616,201	200,605	211,478
Total expenses	1,349,104	1,338,964	439,998	447,347

Net gain (loss) on sales of real estate properties	352,218	269,400	(25)	130,565

Operating income	961,384	947,232	182,410	368,338

Interest and other income	4,006	2,581	535	656
Other expenses	(8,324)	(11,205)	(4,097)	(2,813)
Interest:
Expense incurred, net	(248,349)	(289,776)	(80,874)	(85,936)
Amortization of deferred financing costs	(6,253)	(8,664)	(2,101)	(2,881)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	702,464	640,168	95,873	277,364
Income and other tax (expense) benefit	(502)	(749)	(262)	(265)
Income (loss) from investments in unconsolidated entities	(2,445)	66,906	(246)	(1,152)
Net gain (loss) on sales of land parcels	—	2,077	—	1,899
Net income	699,517	708,402	95,365	277,846
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(24,624)	(25,339)	(3,376)	(9,910)
Partially Owned Properties	(14,113)	(2,450)	(703)	(830)
Net income attributable to controlling interests	660,780	680,613	91,286	267,106
Preferred distributions	(2,318)	(2,318)	(773)	(773)
Net income available to Common Shares	$658,462	$678,295	$90,513	$266,333

Earnings per share – basic:
Net income available to Common Shares	$1.77	$1.83	$0.24	$0.72
Weighted average Common Shares outstanding	371,749	370,227	371,869	370,768

Earnings per share – diluted:
Net income available to Common Shares	$1.77	$1.82	$0.24	$0.71
Weighted average Common Shares outstanding	385,973	386,177	385,652	386,896

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2020	2019	2020	2019
Comprehensive income:
Net income	$699,517	$708,402	$95,365	$277,846
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,190)	(33,765)	—	—
Losses reclassified into earnings from other comprehensive income	17,275	14,659	5,877	5,757
Other comprehensive income (loss)	16,085	(19,106)	5,877	5,757
Comprehensive income	715,602	689,296	101,242	283,603
Comprehensive (income) attributable to Noncontrolling Interests	(39,316)	(27,096)	(4,290)	(10,946)
Comprehensive income attributable to controlling interests	$676,286	$662,200	$96,952	$272,657

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$699,517	$708,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	619,003	616,201
Amortization of deferred financing costs	6,253	8,664
Amortization of above/below market lease intangibles	(53)	(53)
Amortization of discounts and premiums on debt	3,834	10,137
Amortization of deferred settlements on derivative instruments	17,266	14,650
Amortization of right-of-use assets	8,785	9,966
Write-off of pursuit costs	4,864	4,098
(Income) loss from investments in unconsolidated entities	2,445	(66,906)
Distributions from unconsolidated entities – return on capital	100	2,486
Net (gain) loss on sales of real estate properties	(352,218)	(269,400)
Net (gain) loss on sales of land parcels	—	(2,077)
Net (gain) loss on debt extinguishment	—	3,381
Realized/unrealized (gain) loss on derivative instruments	50	—
Compensation paid with Company Common Shares	18,275	20,777
Other operating activities, net	1,805	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(30,197)	(20,871)
Increase (decrease) in accounts payable and accrued expenses	54,418	57,822
Increase (decrease) in accrued interest payable	(1,183)	11,125
Increase (decrease) in lease liabilities	(1,650)	(1,784)
Increase (decrease) in other liabilities	(8,381)	(15,578)
Increase (decrease) in security deposits	(8,609)	3,140
Net cash provided by operating activities	1,034,324	1,094,180
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(48,898)	(1,147,236)
Investment in real estate – development/other	(157,778)	(137,238)
Capital expenditures to real estate	(92,123)	(128,335)
Non-real estate capital additions	(19,290)	(2,139)
Interest capitalized for real estate under development	(6,880)	(4,801)
Proceeds from disposition of real estate, net	747,600	692,649
Investments in unconsolidated entities	(6,664)	(9,073)
Distributions from unconsolidated entities – return of capital	1,000	78,262
Purchase of investment securities and other investments	(509)	(269)
Net cash provided by (used for) investing activities	416,458	(658,180)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(2,923)	$(12,025)
Mortgage notes payable, net:
Proceeds	505,375	295,713
Lump sum payoffs	(127,767)	(723,021)
Scheduled principal repayments	(5,821)	(4,883)
Net gain (loss) on debt extinguishment	—	(3,381)
Notes, net:
Proceeds	—	1,194,468
Lump sum payoffs	—	(450,000)
Line of credit and commercial paper:
Line of credit proceeds	1,870,000	5,850,000
Line of credit repayments	(1,890,000)	(5,850,000)
Commercial paper proceeds	6,726,167	13,341,198
Commercial paper repayments	(7,724,000)	(13,486,000)
Proceeds from (payments on) settlement of derivative instruments	(1,240)	(41,616)
Proceeds from Employee Share Purchase Plan (ESPP)	3,556	2,323
Proceeds from exercise of options	11,426	67,066
Payment of offering costs	—	(789)
Other financing activities, net	(31)	(49)
Contributions – Noncontrolling Interests – Partially Owned Properties	417	4,594
Contributions – Noncontrolling Interests – Operating Partnership	12	—
Distributions:
Common Shares	(659,668)	(620,391)
Preferred Shares	(2,318)	(2,318)
Noncontrolling Interests – Operating Partnership	(24,440)	(22,202)
Noncontrolling Interests – Partially Owned Properties	(11,312)	(6,404)
Net cash provided by (used for) financing activities	(1,332,567)	(467,717)
Net increase (decrease) in cash and cash equivalents and restricted deposits	118,215	(31,717)
Cash and cash equivalents and restricted deposits, beginning of period	116,999	116,313
Cash and cash equivalents and restricted deposits, end of period	$235,214	$84,596

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$178,333	$28,777
Restricted deposits	56,881	55,819
Total cash and cash equivalents and restricted deposits, end of period	$235,214	$84,596

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$223,703	$246,410
Net cash paid (received) for income and other taxes	$(1,092)	$918
Amortization of deferred financing costs:
Investment in real estate, net	$(180)	$(60)
Other assets	$1,755	$1,808
Mortgage notes payable, net	$1,337	$3,529
Notes, net	$3,341	$3,387
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,791	$8,017
Notes, net	$2,043	$2,120
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(9)
Accumulated other comprehensive income	$17,275	$14,659
Write-off of pursuit costs:
Investment in real estate, net	$4,621	$4,042
Other assets	$219	$48
Accounts payable and accrued expenses	$24	$8
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,474	$(67,900)
Other liabilities	$971	$994
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$2,002
Notes, net	$—	$2,277
Other liabilities	$1,240	$29,486
Accumulated other comprehensive income	$(1,190)	$(33,765)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(5,164)	$(6,973)
Other liabilities	$(1,500)	$(2,100)
Debt financing costs:
Other assets	$(231)	$145
Mortgage notes payable, net	$(2,692)	$(2,354)
Notes, net	$—	$(10,454)
Other liabilities	$—	$638
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(491,010)
Other assets	$—	$184,116
Lease liabilities	$—	$335,096
Other liabilities	$—	$(28,202)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2020	2019	2020	2019
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,717	$3,694	$3,722	$3,708
Conversion of OP Units into Common Shares	1	3	—	1
Exercise of share options	2	14	—	4
Share-based employee compensation expense:
Restricted shares	2	2	—	—
Balance, end of period	$3,722	$3,713	$3,722	$3,713
PAID IN CAPITAL
Balance, beginning of period	$8,965,577	$8,935,453	$9,118,332	$8,949,581
Common Share Issuance:
Conversion of OP Units into Common Shares	3,912	9,840	57	4,971
Exercise of share options	11,424	67,052	104	18,575
Employee Share Purchase Plan (ESPP)	3,556	2,323	1,197	671
Share-based employee compensation expense:
Restricted shares	9,236	10,302	1,984	2,322
Share options	1,819	2,185	526	503
ESPP discount	626	502	210	137
Offering costs	—	(789)	—	(634)
Supplemental Executive Retirement Plan (SERP)	(395)	(1,539)	111	—
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	169,825	(114,936)	41,072	(57,962)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	438	6,919	2,425	(852)
Balance, end of period	$9,166,018	$8,917,312	$9,166,018	$8,917,312
RETAINED EARNINGS
Balance, beginning of period	$1,386,495	$1,261,763	$1,505,694	$1,252,809
Net income attributable to controlling interests	660,780	680,613	91,286	267,106
Common Share distributions	(673,019)	(631,635)	(224,269)	(210,719)
Preferred Share distributions	(2,318)	(2,318)	(773)	(773)
Balance, end of period	$1,371,938	$1,308,423	$1,371,938	$1,308,423
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(77,563)	$(64,986)	$(67,355)	$(89,849)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,190)	(33,765)	—	—
Losses reclassified into earnings from other comprehensive income	17,275	14,659	5,877	5,757
Balance, end of period	$(61,478)	$(84,092)	$(61,478)	$(84,092)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$1.8075	$1.7025	$0.6025	$0.5675

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2020	2019	2020	2019
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$227,837	$228,738	$235,169	$227,320
Issuance of restricted units to Noncontrolling Interests	12	—	—	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(3,913)	(9,843)	(57)	(4,972)
Equity compensation associated with Noncontrolling Interests	9,525	12,200	2,499	1,371
Net income attributable to Noncontrolling Interests	24,624	25,339	3,376	9,910
Distributions to Noncontrolling Interests	(25,000)	(22,493)	(7,963)	(7,414)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(131)	(957)	1,917	(1,002)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(438)	(6,919)	(2,425)	852
Balance, end of period	$232,516	$226,065	$232,516	$226,065
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$1,183	$(2,293)	$4,634	$(1,298)
Net income attributable to Noncontrolling Interests	14,113	2,450	703	830
Contributions by Noncontrolling Interests	417	4,594	76	—
Distributions to Noncontrolling Interests	(11,343)	(6,453)	(1,043)	(1,234)
Balance, end of period	$4,370	$(1,702)	$4,370	$(1,702)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30,	December 31,
	2020	2019
ASSETS
Land	$5,794,771	$5,936,188
Depreciable property	21,076,222	21,319,101
Projects under development	337,696	181,630
Land held for development	103,900	96,688
Investment in real estate	27,312,589	27,533,607
Accumulated depreciation	(7,738,318)	(7,276,786)
Investment in real estate, net	19,574,271	20,256,821
Investments in unconsolidated entities	54,828	52,238
Cash and cash equivalents	178,333	45,753
Restricted deposits	56,881	71,246
Right-of-use assets	502,184	512,774
Other assets	257,481	233,937
Total assets	$20,623,978	$21,172,769

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$2,313,833	$1,941,610
Notes, net	6,082,897	6,077,513
Line of credit and commercial paper	—	1,017,833
Accounts payable and accrued expenses	158,611	94,350
Accrued interest payable	65,669	66,852
Lease liabilities	329,684	331,334
Other liabilities	331,522	346,963
Security deposits	61,453	70,062
Distributions payable	232,237	218,326
Total liabilities	9,575,906	10,164,843

Commitments and contingencies

Redeemable Limited Partners	293,706	463,400
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,541,678	10,355,789
Limited Partners	232,516	227,837
Accumulated other comprehensive income (loss)	(61,478)	(77,563)
Total partners’ capital	10,749,996	10,543,343
Noncontrolling Interests – Partially Owned Properties	4,370	1,183
Total capital	10,754,366	10,544,526
Total liabilities and capital	$20,623,978	$21,172,769

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2020	2019	2020	2019
REVENUES
Rental income	$1,958,270	$2,016,796	$622,433	$685,120

EXPENSES
Property and maintenance	333,333	338,497	113,065	114,966
Real estate taxes and insurance	288,043	270,434	95,273	87,546
Property management	71,513	72,705	20,196	21,940
General and administrative	37,212	41,127	10,859	11,417
Depreciation	619,003	616,201	200,605	211,478
Total expenses	1,349,104	1,338,964	439,998	447,347

Net gain (loss) on sales of real estate properties	352,218	269,400	(25)	130,565

Operating income	961,384	947,232	182,410	368,338

Interest and other income	4,006	2,581	535	656
Other expenses	(8,324)	(11,205)	(4,097)	(2,813)
Interest:
Expense incurred, net	(248,349)	(289,776)	(80,874)	(85,936)
Amortization of deferred financing costs	(6,253)	(8,664)	(2,101)	(2,881)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	702,464	640,168	95,873	277,364
Income and other tax (expense) benefit	(502)	(749)	(262)	(265)
Income (loss) from investments in unconsolidated entities	(2,445)	66,906	(246)	(1,152)
Net gain (loss) on sales of land parcels	—	2,077	—	1,899
Net income	699,517	708,402	95,365	277,846
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(14,113)	(2,450)	(703)	(830)
Net income attributable to controlling interests	$685,404	$705,952	$94,662	$277,016
ALLOCATION OF NET INCOME:
Preference Units	$2,318	$2,318	$773	$773

General Partner	$658,462	$678,295	$90,513	$266,333
Limited Partners	24,624	25,339	3,376	9,910
Net income available to Units	$683,086	$703,634	$93,889	$276,243

Earnings per Unit – basic:
Net income available to Units	$1.77	$1.83	$0.24	$0.72
Weighted average Units outstanding	384,759	383,142	384,871	383,709

Earnings per Unit – diluted:
Net income available to Units	$1.77	$1.82	$0.24	$0.71
Weighted average Units outstanding	385,973	386,177	385,652	386,896

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2020	2019	2020	2019
Comprehensive income:
Net income	$699,517	$708,402	$95,365	$277,846
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,190)	(33,765)	—	—
Losses reclassified into earnings from other comprehensive income	17,275	14,659	5,877	5,757
Other comprehensive income (loss)	16,085	(19,106)	5,877	5,757
Comprehensive income	715,602	689,296	101,242	283,603
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(14,113)	(2,450)	(703)	(830)
Comprehensive income attributable to controlling interests	$701,489	$686,846	$100,539	$282,773

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$699,517	$708,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	619,003	616,201
Amortization of deferred financing costs	6,253	8,664
Amortization of above/below market lease intangibles	(53)	(53)
Amortization of discounts and premiums on debt	3,834	10,137
Amortization of deferred settlements on derivative instruments	17,266	14,650
Amortization of right-of-use assets	8,785	9,966
Write-off of pursuit costs	4,864	4,098
(Income) loss from investments in unconsolidated entities	2,445	(66,906)
Distributions from unconsolidated entities – return on capital	100	2,486
Net (gain) loss on sales of real estate properties	(352,218)	(269,400)
Net (gain) loss on sales of land parcels	—	(2,077)
Net (gain) loss on debt extinguishment	—	3,381
Realized/unrealized (gain) loss on derivative instruments	50	—
Compensation paid with Company Common Shares	18,275	20,777
Other operating activities, net	1,805	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(30,197)	(20,871)
Increase (decrease) in accounts payable and accrued expenses	54,418	57,822
Increase (decrease) in accrued interest payable	(1,183)	11,125
Increase (decrease) in lease liabilities	(1,650)	(1,784)
Increase (decrease) in other liabilities	(8,381)	(15,578)
Increase (decrease) in security deposits	(8,609)	3,140
Net cash provided by operating activities	1,034,324	1,094,180
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(48,898)	(1,147,236)
Investment in real estate – development/other	(157,778)	(137,238)
Capital expenditures to real estate	(92,123)	(128,335)
Non-real estate capital additions	(19,290)	(2,139)
Interest capitalized for real estate under development	(6,880)	(4,801)
Proceeds from disposition of real estate, net	747,600	692,649
Investments in unconsolidated entities	(6,664)	(9,073)
Distributions from unconsolidated entities – return of capital	1,000	78,262
Purchase of investment securities and other investments	(509)	(269)
Net cash provided by (used for) investing activities	416,458	(658,180)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(2,923)	$(12,025)
Mortgage notes payable, net:
Proceeds	505,375	295,713
Lump sum payoffs	(127,767)	(723,021)
Scheduled principal repayments	(5,821)	(4,883)
Net gain (loss) on debt extinguishment	—	(3,381)
Notes, net:
Proceeds	—	1,194,468
Lump sum payoffs	—	(450,000)
Line of credit and commercial paper:
Line of credit proceeds	1,870,000	5,850,000
Line of credit repayments	(1,890,000)	(5,850,000)
Commercial paper proceeds	6,726,167	13,341,198
Commercial paper repayments	(7,724,000)	(13,486,000)
Proceeds from (payments on) settlement of derivative instruments	(1,240)	(41,616)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	3,556	2,323
Proceeds from exercise of EQR options	11,426	67,066
Payment of offering costs	—	(789)
Other financing activities, net	(31)	(49)
Contributions – Noncontrolling Interests – Partially Owned Properties	417	4,594
Contributions – Limited Partners	12	—
Distributions:
OP Units – General Partner	(659,668)	(620,391)
Preference Units	(2,318)	(2,318)
OP Units – Limited Partners	(24,440)	(22,202)
Noncontrolling Interests – Partially Owned Properties	(11,312)	(6,404)
Net cash provided by (used for) financing activities	(1,332,567)	(467,717)
Net increase (decrease) in cash and cash equivalents and restricted deposits	118,215	(31,717)
Cash and cash equivalents and restricted deposits, beginning of period	116,999	116,313
Cash and cash equivalents and restricted deposits, end of period	$235,214	$84,596

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$178,333	$28,777
Restricted deposits	56,881	55,819
Total cash and cash equivalents and restricted deposits, end of period	$235,214	$84,596

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$223,703	$246,410
Net cash paid (received) for income and other taxes	$(1,092)	$918
Amortization of deferred financing costs:
Investment in real estate, net	$(180)	$(60)
Other assets	$1,755	$1,808
Mortgage notes payable, net	$1,337	$3,529
Notes, net	$3,341	$3,387
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,791	$8,017
Notes, net	$2,043	$2,120
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(9)
Accumulated other comprehensive income	$17,275	$14,659
Write-off of pursuit costs:
Investment in real estate, net	$4,621	$4,042
Other assets	$219	$48
Accounts payable and accrued expenses	$24	$8
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,474	$(67,900)
Other liabilities	$971	$994
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$2,002
Notes, net	$—	$2,277
Other liabilities	$1,240	$29,486
Accumulated other comprehensive income	$(1,190)	$(33,765)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(5,164)	$(6,973)
Other liabilities	$(1,500)	$(2,100)
Debt financing costs:
Other assets	$(231)	$145
Mortgage notes payable, net	$(2,692)	$(2,354)
Notes, net	$—	$(10,454)
Other liabilities	$—	$638
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(491,010)
Other assets	$—	$184,116
Lease liabilities	$—	$335,096
Other liabilities	$—	$(28,202)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2020	2019	2020	2019
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of period	$10,355,789	$10,200,910	$10,627,748	$10,206,098
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	3,913	9,843	57	4,972
Exercise of EQR share options	11,426	67,066	104	18,579
EQR’s Employee Share Purchase Plan (ESPP)	3,556	2,323	1,197	671
Share-based employee compensation expense:
EQR restricted shares	9,238	10,304	1,984	2,322
EQR share options	1,819	2,185	526	503
EQR ESPP discount	626	502	210	137
Net income available to Units – General Partner	658,462	678,295	90,513	266,333
OP Units – General Partner distributions	(673,019)	(631,635)	(224,269)	(210,719)
Offering costs	—	(789)	—	(634)
Supplemental Executive Retirement Plan (SERP)	(395)	(1,539)	111	—
Change in market value of Redeemable Limited Partners	169,825	(114,936)	41,072	(57,962)
Adjustment for Limited Partners ownership in Operating Partnership	438	6,919	2,425	(852)
Balance, end of period	$10,541,678	$10,229,448	$10,541,678	$10,229,448
LIMITED PARTNERS
Balance, beginning of period	$227,837	$228,738	$235,169	$227,320
Issuance of restricted units to Limited Partners	12	—	—	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(3,913)	(9,843)	(57)	(4,972)
Equity compensation associated with Units – Limited Partners	9,525	12,200	2,499	1,371
Net income available to Units – Limited Partners	24,624	25,339	3,376	9,910
Units – Limited Partners distributions	(25,000)	(22,493)	(7,963)	(7,414)
Change in carrying value of Redeemable Limited Partners	(131)	(957)	1,917	(1,002)
Adjustment for Limited Partners ownership in Operating Partnership	(438)	(6,919)	(2,425)	852
Balance, end of period	$232,516	$226,065	$232,516	$226,065
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(77,563)	$(64,986)	$(67,355)	$(89,849)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,190)	(33,765)	—	—
Losses reclassified into earnings from other comprehensive income	17,275	14,659	5,877	5,757
Balance, end of period	$(61,478)	$(84,092)	$(61,478)	$(84,092)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$1.8075	$1.7025	$0.6025	$0.5675

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2020	2019	2020	2019
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$1,183	$(2,293)	$4,634	$(1,298)
Net income attributable to Noncontrolling Interests	14,113	2,450	703	830
Contributions by Noncontrolling Interests	417	4,594	76	—
Distributions to Noncontrolling Interests	(11,343)	(6,453)	(1,043)	(1,234)
Balance, end of period	$4,370	$(1,702)	$4,370	$(1,702)

See accompanying notes

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Business

Equity Residential (“EQR”) is an S&P 500 company focused on the acquisition, development and management of residential properties located in and around dynamic cities that attract high quality long-term renters, a business that is conducted on its behalf by ERP Operating Limited Partnership (“ERPOP”).  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and ERPOP is an Illinois limited partnership formed in May 1993.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.

EQR is the general partner of, and as of September 30, 2020 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of September 30, 2020, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 305 properties located in 9 states and the District of Columbia consisting of 78,568 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	288	75,007
Master-Leased Property – Consolidated	1	162
Partially Owned Properties – Consolidated	16	3,399
	305	78,568

COVID-19 Pandemic

The continued rapid development and fast-changing nature of the novel coronavirus (“COVID-19”) pandemic creates many unknowns that have had and could continue to have a future significant impact on the Company.  Its duration, severity and the extent of the adverse health impact on the general population, our residents and employees, and the potential changes in customer preferences for living in our communities, are among the many unknowns.  These, among other items, have impacted the economy, the unemployment rate and our operations and could materially affect our future consolidated results of operations, financial condition, liquidity, investments and overall performance.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

In preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  In response to the COVID-19 pandemic, management evaluated whether its estimates, such as lease collectibility (see discussion below) and impairment, required revised approaches and generally concluded that no revisions were necessary at this time.

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

The CARES Act also allows corporations to request accelerated refunds of their alternative minimum tax (“AMT”) credit.  Prior to enactment of this provision, the remaining credits would have been refunded in installments in 2020, 2021 and 2022.  We received a refund of our remaining $1.6 million in AMT credits during the quarter ended September 30, 2020.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued an amendment to the debt and equity financial instruments standards which simplifies the accounting for convertible instruments and accounting for contracts in an entity’s own equity.  Instead of being required to assess whether an equity contract permits settlement in unregistered shares, which may require a legal analysis under the securities laws, entities will only analyze whether cash settlements are explicitly required when registered shares are unavailable.  As a result, such contracts may be classified in permanent rather than mezzanine equity, which may affect the way the Company’s OP Units are presented on its financial statements.  The update is effective for the Company beginning on January 1, 2022, but early adoption is allowed beginning January 1, 2021.  The Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

In March 2020, the FASB issued an amendment to the reference rate reform standard which provides the option for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on contract modifications and hedge accounting.  An example of such reform is the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates.  Entities that make this optional expedient election would not have to remeasure the contracts at the modification date or reassess the accounting treatment if certain criteria are met and would continue applying hedge accounting for relationships affected by reference rate reform.  The new standard was effective for the Company upon issuance and elections can be made through December 31, 2022.  The Company is currently evaluating its options with regards to existing contracts and hedging relationships and the impact of adopting this update on its consolidated results of operations and financial position.

Recently Adopted Accounting Pronouncements

In April 2020, a FASB staff question and answer document was issued which intended to reduce the challenges of evaluating the enforceable rights and obligations of leases for concessions granted to lessees in response to the COVID-19 pandemic.  We elected not to evaluate whether qualifying concessions provided by the Company in response to the COVID-19 pandemic are a lease modification, subject to the criteria that the total payments under the amended lease cannot result in a substantial increase in the rights of the lessor or obligations of the lessee.  We also elected to treat the concessions as though they were contemplated as part of the existing contracts and therefore will not apply lease modification rules to the qualifying lease concession amendments.  As such, deferrals deemed collectible are recorded as rental receivables with no change to timing of rental revenues and deferrals deemed non-collectible and abatements reduce rental revenues in the deferral/abatement period and cause rental revenues to effectively follow a cash basis related to the changes.  The accounting elections provided by the FASB mainly apply to the Company’s non-residential leases and the majority of the amendments will not require a straight-line adjustment.  See Note 8 for additional discussion.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the nine months ended September 30, 2020 and 2019:

	2020	2019
Common Shares
Common Shares outstanding at January 1,	371,670,884	369,405,161
Common Shares Issued:
Conversion of OP Units	99,737	294,400
Exercise of share options	219,922	1,430,048
Employee Share Purchase Plan (ESPP)	69,986	37,263
Restricted share grants, net	178,720	160,460
Common Shares outstanding at September 30,	372,239,249	371,327,332
Units
Units outstanding at January 1,	13,731,315	13,904,035
Restricted unit grants, net	247,822	140,055
Conversion of OP Units to Common Shares	(99,737)	(294,400)
Units outstanding at September 30,	13,879,400	13,749,690
Total Common Shares and Units outstanding at September 30,	386,118,649	385,077,022
Units Ownership Interest in Operating Partnership	3.6%	3.6%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the nine months ended September 30, 2020 and 2019:

	2020	2019
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	385,402,199	383,309,196
Issued to General Partner:
Exercise of EQR share options	219,922	1,430,048
EQR’s Employee Share Purchase Plan (ESPP)	69,986	37,263
EQR’s restricted share grants, net	178,720	160,460
Issued to Limited Partners:
Restricted unit grants, net	247,822	140,055
General and Limited Partner Units outstanding at September 30,	386,118,649	385,077,022
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,731,315	13,904,035
Limited Partner restricted unit grants, net	247,822	140,055
Conversion of Limited Partner OP Units to EQR Common Shares	(99,737)	(294,400)
Limited Partner Units outstanding at September 30,	13,879,400	13,749,690
Limited Partner Units Ownership Interest in Operating Partnership	3.6%	3.6%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at September 30, 2020 and December 31, 2019.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total.  Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above.  As of September 30, 2020 and 2019, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $293.7 million and $495.0 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the nine months ended September 30, 2020 and 2019 (amounts in thousands):

	2020	2019
Balance at January 1,	$463,400	$379,106
Change in market value	(169,825)	114,936
Change in carrying value	131	957
Balance at September 30,	$293,706	$494,999

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of September 30, 2020 and December 31, 2019:

			Amounts in thousands
		Annual
	Call	Dividend Per	September 30,	December 31,
	Date (1)	Share/Unit (2)	2020	2019
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of September 30, 2020 and December 31, 2019	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008, and no repurchases of any kind have occurred since February 2014.  As of September 30, 2020, EQR has remaining authorization to repurchase up to 13.0 million of its shares.
4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020	December 31, 2019
Land	$5,794,771	$5,936,188
Depreciable property:
Buildings and improvements	18,626,029	18,904,686
Furniture, fixtures and equipment	1,962,223	1,916,458
In-Place lease intangibles	487,970	497,957
Projects under development:
Land	23,531	23,531
Construction-in-progress	314,165	158,099
Land held for development:
Land	64,490	64,460
Construction-in-progress	39,410	32,228
Investment in real estate	27,312,589	27,533,607
Accumulated depreciation	(7,738,318)	(7,276,786)
Investment in real estate, net	$19,574,271	$20,256,821

During the nine months ended September 30, 2020, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	1	158	$48,860
Total	1	158	$48,860

(1)	Purchase price includes an allocation of approximately $5.5 million to land and $43.4 million to depreciable property (inclusive of capitalized closing costs).

During the nine months ended September 30, 2020, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	5	1,552	$754,361
Total	5	1,552	$754,361

The Company recognized a net gain on sales of real estate properties of approximately $352.2 million on the above sales.
5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any agreements to acquire rental properties or land parcels as of the date of filing.

The Company has entered into separate agreements to dispose of the following (sales price and net book value in thousands):

	Properties	Apartment Units	Sales Price	Net Book Value
Land Parcels (two)	—	—	$55,710	$19,475
Total	—	—	$55,710	$19,475

The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above.  See Note 14 for discussion of the properties acquired or disposed of, if any, subsequent to September 30, 2020.
6.	Investments in Partially Owned Entities

The Company has invested in various properties with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated).

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

The consolidated assets and liabilities related to the VIEs discussed above were approximately $764.2 million and $210.2 million, respectively, at September 30, 2020 and approximately $754.7 million and $323.1 million, respectively, at December 31, 2019.

Investments in Unconsolidated Entities

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of September 30, 2020 and December 31, 2019 (amounts in thousands except for ownership percentage):

	September 30, 2020	December 31, 2019	Ownership Percentage
Investments in Unconsolidated Entities:
Operating Property (VIE) (1)	$38,820	$40,361	33.3%
Real Estate Technology (2)	16,246	12,318	Varies
Other	(238)	(441)	Varies
Investments in Unconsolidated Entities	$54,828	$52,238

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

(2)	Represents unconsolidated investments in five separate real estate technology funds/companies.
7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020	December 31, 2019
Mortgage escrow deposits:
Replacement reserves	$9,558	$8,543
Mortgage principal reserves/sinking funds	13,013	9,689
Mortgage escrow deposits	22,571	18,232
Restricted cash:
Tax-deferred (1031) exchange proceeds	—	14,232
Restricted deposits on real estate investments	722	658
Resident security and utility deposits	32,215	37,140
Other	1,373	984
Restricted cash	34,310	53,014
Restricted deposits	$56,881	$71,246

8.	Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases will continue to be accounted for as operating leases under the standard as described in Note 2.

For the nine months ended September 30, 2020, approximately 98% of the Company’s total lease revenue is generated from residential apartment leases that are generally twelve months or less in length.  The residential apartment leases may include lease income related to such items as utility recoveries, parking, storage and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

For the nine months ended September 30, 2020, approximately 2% of the Company’s total lease revenue is generated by non-residential leases that are generally for terms ranging between five to ten years.  The non-residential leases generally consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents.  The non-residential leases may include lease income related to such items as utility recoveries, parking rent and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.

The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Non-residential leases are renewable with market-based renewal options.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$1,783,298	$36,263	$1,819,561	$1,801,749	$54,616	$1,856,365
Utility recoveries (RUBS income) (1)	52,538	509	53,047	50,290	650	50,940
Parking rent	29,052	324	29,376	27,874	259	28,133
Storage rent	2,814	60	2,874	2,796	51	2,847
Pet rent	8,583	—	8,583	8,714	—	8,714
Total lease revenue	$1,876,285	$37,156	1,913,441	$1,891,423	$55,576	1,946,999
Total other rental income (2)			44,829			69,797
Rental income			$1,958,270			$2,016,796

(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)	Other rental income is accounted for under the revenue recognition standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the quarters ended September 30, 2020 and 2019 (amounts in thousands):

	Quarter Ended September 30, 2020			Quarter Ended September 30, 2019
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$576,192	$6,042	$582,234	$611,020	$18,453	$629,473
Utility recoveries (RUBS income) (1)	17,306	134	17,440	16,987	238	17,225
Parking rent	9,592	101	9,693	9,405	100	9,505
Storage rent	901	20	921	940	19	959
Pet rent	2,843	—	2,843	2,916	—	2,916
Total lease revenue	$606,834	$6,297	613,131	$641,268	$18,810	660,078
Total other rental income (2)			9,302			25,042
Rental income			$622,433			$685,120

(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)	Other rental income is accounted for under the revenue recognition standard.

The economic impact of the pandemic on a subset of our residents and tenants has led to elevated levels of bad debt.  We continue to work with our residents and tenants on payment plans and collections and our bad debt allowance policies remain consistent.

The following table presents residential and non-residential accounts receivable and straight-line receivable balances for the Company’s properties as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	Residential			Non-Residential
Balance Sheet (Other assets):	September 30, 2020		December 31, 2019	September 30, 2020	December 31, 2019
Resident/tenant accounts receivable balances	$24,298		$4,040	$7,839	$1,766
Allowance for doubtful accounts	(16,286)		(1,190)	(6,595)	(1,412)
Net receivable balances	$8,012	(1)	$2,850	$1,244	$354

Straight-line receivable balances	$11,618		$1,841	$13,816	$26,450

(1)	The Company held residential security deposits approximating 31.3% of the net receivable balance at September 30, 2020.

The following table presents residential bad debt for the Company’s properties for the nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Nine Months Ended September 30,
Income Statement (Rental income):	2020	2019
Bad debt, net	$29,419	$9,021
% of rental income	1.5%	0.5%

Due to the impact of COVID-19 and the resulting economic impact on our non-residential tenants, we recognized a non-cash write-off of non-residential straight-line lease receivables of $12.9 million during the nine months ended September 30, 2020.  In addition, we also reduced rental revenues by $5.6 million during the nine months ended September 30, 2020 as a result of rent payment deferrals/abatements granted to our non-residential tenants.

9.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  Weighted average interest rates noted below for the nine months ended September 30, 2020 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the nine months ended September 30, 2020 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2019	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of September 30, 2020
Fixed Rate Debt:
Secured – Conventional	$1,574,699	$495,000	(2)	$(127,767)	$(5,821)	$858	$(1,683)	$1,935,286
Floating Rate Debt:
Secured – Conventional	7,050	10,375		—	—	—	180	17,605
Secured – Tax Exempt	359,861	—		—	—	933	148	360,942
Floating Rate Debt	366,911	10,375		—	—	933	328	378,547
Total	$1,941,610	$505,375		$(127,767)	$(5,821)	$1,791	$(1,355)	$2,313,833

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)	Obtained a 2.60% fixed rate mortgage loan pool maturing on May 1, 2030.

The following table summarizes the Company’s debt extinguishment costs on mortgages recorded as additional interest expense during the nine months ended September 30, 2020 (amounts in thousands):

Description	Amount
Write-offs of unamortized deferred financing costs	$37

The following table summarizes certain interest rate and maturity date information as of and for the nine months ended September 30, 2020:

September 30, 2020
Interest Rate Ranges	0.10% - 4.88%
Weighted Average Interest Rate	3.39%
Maturity Date Ranges	2021-2061

As of September 30, 2020, the Company had $281.7 million of secured debt (primarily tax-exempt bonds) subject to third party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the nine months ended September 30, 2020 (amounts in thousands):

	Notes, net as of December 31, 2019	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of September 30, 2020
Fixed Rate Debt:
Unsecured – Public	$6,077,513	$—	$—	$2,043	$3,341	$6,082,897

(1)	Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the nine months ended September 30, 2020:

September 30, 2020
Interest Rate Ranges	2.50% - 7.57%
Weighted Average Interest Rate	4.04%
Maturity Date Ranges	2021-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for the nine months ended September 30, 2020.

Line of Credit and Commercial Paper

On November 1, 2019, the Company replaced its existing $2.0 billion facility with a $2.5 billion unsecured revolving credit facility maturing November 1, 2024.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.775%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.  The weighted average interest rate on the revolving credit facility was 1.47% for the nine months ended September 30, 2020.

The Company has an unsecured commercial paper note program in the United States.  On November 4, 2019, the Company increased the maximum aggregate amount outstanding for the commercial paper program from $500.0 million to $1.0 billion.  The notes will be sold under customary terms in the United States commercial paper note market subject to market conditions and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  The notes bear interest at various floating rates with a weighted average interest rate of 1.81% for the nine months ended September 30, 2020.  The weighted average amount outstanding for the nine months ended September 30, 2020 was approximately $347.2 million.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of September 30, 2020 (amounts in thousands):

September 30, 2020
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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at September 30, 2020 and December 31, 2019, respectively (amounts in thousands):

	September 30, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$2,313,833	$2,346,248	$1,941,610	$1,930,710
Unsecured debt, net	6,082,897	6,990,690	7,095,346	7,677,289
Total debt, net	$8,396,730	$9,336,938	$9,036,956	$9,607,999

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at September 30, 2020 and December 31, 2019, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	9/30/2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$146,679	$146,679	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$146,679	$146,679	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$293,706	$—	$293,706	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$151,889	$151,889	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$151,889	$151,889	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$463,400	$—	$463,400	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2020 and 2019, respectively (amounts in thousands):

September 30, 2020 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	N/A	$—	N/A	N/A	$—
Total		$—			$—

September 30, 2019 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$2,277	Fixed rate debt	Interest expense	$(2,277)
Total		$2,277			$(2,277)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2020 and 2019, respectively (amounts in thousands):

	Effective Portion
September 30, 2020 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(1,190)	Interest expense	$(17,275)
Total	$(1,190)		$(17,275)

	Effective Portion
September 30, 2019 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(33,765)	Interest expense	$(14,659)
Total	$(33,765)		$(14,659)

As of September 30, 2020 and December 31, 2019, there were approximately $61.5 million and $77.6 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments, of which an estimated $24.3 million may be recognized as additional interest expense during the twelve months ending September 30, 2021.

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

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2020	2019	2020	2019
Numerator for net income per share – basic:
Net income	$699,517	$708,402	$95,365	$277,846
Allocation to Noncontrolling Interests – Operating Partnership	(24,624)	(25,339)	(3,376)	(9,910)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(14,113)	(2,450)	(703)	(830)
Preferred distributions	(2,318)	(2,318)	(773)	(773)
Numerator for net income per share – basic	$658,462	$678,295	$90,513	$266,333
Numerator for net income per share – diluted:
Net income	$699,517	$708,402	$95,365	$277,846
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(14,113)	(2,450)	(703)	(830)
Preferred distributions	(2,318)	(2,318)	(773)	(773)
Numerator for net income per share – diluted	$683,086	$703,634	$93,889	$276,243
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	371,749	370,227	371,869	370,768
Effect of dilutive securities:
OP Units	13,010	12,915	13,002	12,941
Long-term compensation shares/units	1,214	3,035	781	3,187
Denominator for net income per share – diluted	385,973	386,177	385,652	386,896
Net income per share – basic	$1.77	$1.83	$0.24	$0.72
Net income per share – diluted	$1.77	$1.82	$0.24	$0.71

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2020	2019	2020	2019
Numerator for net income per Unit – basic and diluted:
Net income	$699,517	$708,402	$95,365	$277,846
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(14,113)	(2,450)	(703)	(830)
Allocation to Preference Units	(2,318)	(2,318)	(773)	(773)
Numerator for net income per Unit – basic and diluted	$683,086	$703,634	$93,889	$276,243
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	384,759	383,142	384,871	383,709
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,214	3,035	781	3,187
Denominator for net income per Unit – diluted	385,973	386,177	385,652	386,896
Net income per Unit – basic	$1.77	$1.83	$0.24	$0.72
Net income per Unit – diluted	$1.77	$1.82	$0.24	$0.71

12.	Commitments and Contingencies

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

As of September 30, 2020, the Company has two wholly owned projects and one partially owned project totaling 824 apartment units in various stages of development with remaining commitments to fund of approximately $265.1 million (inclusive of applicable construction mortgage and joint venture partner obligations) and estimated completion dates ranging through September 30, 2021. The Company completed and stabilized two projects during the nine months ended September 30, 2020.

As of September 30, 2020, the Company has two joint venture agreements with third party partners for the consolidated development of multifamily rental properties, one of which is currently under construction as noted above.  The development commitment to fund the project under construction is included in the development funding totals above for the one joint venture project where construction has started.  The joint venture agreements with each partner include a buy-sell provision that provides the right, but not the obligation, for the Company to acquire each respective partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for additional discussion.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  While the Company does maintain a non-residential presence, it accounts for approximately 2% of total revenues and is designed as an amenity for our residential residents.  The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis.  The Company’s geographic same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2020 and 2019, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the nine months and quarters ended September 30, 2020 and 2019, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2020	2019	2020	2019
Rental income	$1,958,270	$2,016,796	$622,433	$685,120
Property and maintenance expense	(333,333)	(338,497)	(113,065)	(114,966)
Real estate taxes and insurance expense	(288,043)	(270,434)	(95,273)	(87,546)
Total operating expenses	(621,376)	(608,931)	(208,338)	(202,512)
Net operating income	$1,336,894	$1,407,865	$414,095	$482,608

The following tables present NOI for each segment from our rental real estate for the nine months and quarters ended September 30, 2020 and 2019, respectively, as well as total assets and capital expenditures at September 30, 2020 (amounts in thousands):

	Nine Months Ended September 30, 2020			Nine Months Ended September 30, 2019
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$355,122	$108,953	$246,169	$363,258	$108,606	$254,652
Orange County	79,241	18,702	60,539	78,522	18,493	60,029
San Diego	71,430	18,776	52,654	71,088	18,595	52,493
Subtotal - Southern California	505,793	146,431	359,362	512,868	145,694	367,174

San Francisco	346,766	89,557	257,209	354,142	87,117	267,025
Washington D.C.	294,029	90,974	203,055	295,107	90,124	204,983
New York	325,920	148,306	177,614	348,190	144,197	203,993
Seattle	186,030	54,125	131,905	188,093	51,884	136,209
Boston	182,502	53,603	128,899	188,710	53,478	135,232
Denver	13,343	3,711	9,632	13,710	3,576	10,134
Total same store	1,854,383	586,707	1,267,676	1,900,820	576,070	1,324,750

Non-same store/other (2) (3)
Non-same store	87,404	27,122	60,282	33,683	10,351	23,332
Other (3)	16,483	7,547	8,936	82,293	22,510	59,783
Total non-same store/other	103,887	34,669	69,218	115,976	32,861	83,115

Totals	$1,958,270	$621,376	$1,336,894	$2,016,796	$608,931	$1,407,865

(1)

For the nine months ended September 30, 2020 and 2019, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2019, less properties subsequently sold, which represented 74,264 apartment units.

(2)

For the nine months ended September 30, 2020 and 2019, non-same store primarily includes properties acquired after January 1, 2019, plus any properties in lease-up and not stabilized as of January 1, 2019.

(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended September 30, 2020			Quarter Ended September 30, 2019
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$115,208	$37,023	$78,185	$122,506	$36,461	$86,045
Orange County	26,229	6,535	19,694	26,635	6,351	20,284
San Diego	23,581	6,358	17,223	24,064	6,468	17,596
Subtotal - Southern California	165,018	49,916	115,102	173,205	49,280	123,925

San Francisco	113,246	31,349	81,897	122,706	30,453	92,253
Washington D.C.	99,569	32,253	67,316	101,771	31,347	70,424
New York	100,076	50,179	49,897	118,803	48,614	70,189
Seattle	60,216	19,073	41,143	65,370	17,569	47,801
Boston	58,830	18,461	40,369	64,039	17,840	46,199
Denver	6,142	1,927	4,215	6,436	1,760	4,676
Total same store	603,097	203,158	399,939	652,330	196,863	455,467

Non-same store/other (2) (3)
Non-same store	19,236	6,136	13,100	9,538	2,856	6,682
Other (3)	100	(956)	1,056	23,252	2,793	20,459
Total non-same store/other	19,336	5,180	14,156	32,790	5,649	27,141

Totals	$622,433	$208,338	$414,095	$685,120	$202,512	$482,608

(1)

For the quarters ended September 30, 2020 and 2019, same store primarily includes all properties acquired or completed that were stabilized prior to July 1, 2019, less properties subsequently sold, which represented 75,596 apartment units.

(2)	For the quarters ended September 30, 2020 and 2019, non-same store primarily includes properties acquired after July 1, 2019, plus any properties in lease-up and not stabilized as of July 1, 2019.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Nine Months Ended September 30, 2020
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$3,034,765	$17,008
Orange County	392,632	5,056
San Diego	377,663	2,834
Subtotal - Southern California	3,805,060	24,898

San Francisco	3,259,452	11,789
Washington D.C.	3,092,477	15,890
New York	3,948,417	16,571
Seattle	1,818,213	7,010
Boston	1,774,255	13,137
Denver	249,306	512
Total same store	17,947,180	89,807

Non-same store/other (2) (3)
Non-same store	1,679,594	1,811
Other (3)	997,204	505
Total non-same store/other	2,676,798	2,316

Totals	$20,623,978	$92,123

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2019, less properties subsequently sold, which represented 74,264 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2019, plus any properties in lease-up and not stabilized as of January 1, 2019.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
14.	Subsequent Events

There have been no material subsequent events occurring since September 30, 2020.

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

In addition, these forward-looking statements are subject to risks related to the COVID-19 pandemic, many of which are unknown, including the duration and severity of the pandemic, the extent of the adverse health impact on the general population and on our residents, customers and employees in particular, its impact on the employment rate and the economy and the corresponding impact on our residents’ and tenants’ ability to pay their rent on time or at all, the impact on resident housing preferences especially for urban apartment living, the extent and impact of governmental responses and the impact of operational changes we have implemented and may implement in response to the pandemic.

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

Overview

Equity Residential (“EQR”) is committed to creating communities where people thrive.  The Company, a member of the S&P 500, is focused on the acquisition, development and management of residential properties located in and around dynamic cities that attract high quality long-term renters.  ERP Operating Limited Partnership (“ERPOP”) is focused on conducting the multifamily property business of EQR.  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and ERPOP is an Illinois limited partnership formed in May 1993.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.

EQR is the general partner of, and as of September 30, 2020 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates regional property management offices in each of its markets.  As of September 30, 2020, the Company had approximately 2,600 employees who provided real estate operations, leasing, legal, financial, accounting, acquisition, disposition, development and other support functions.

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

COVID-19 Impact

General Impact

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic. The continued rapid development and fast-changing nature of the COVID-19 pandemic creates many unknowns that have had and could continue to have a future significant impact on the Company.  Its duration, severity and the extent of the adverse health impact on the general population, our residents and employees, and the potential changes in customer preferences for living in our communities, are among the many unknowns.  These, among other items, have impacted the economy, the unemployment rate and our operations and could materially affect our future consolidated results of operations, financial condition, liquidity, investments and overall performance.  For additional details, see Item 1A, Risk Factors.

We have been supporting our residents and employees during the COVID-19 pandemic by:

•	Utilizing technology to allow our property teams to interact remotely with current and prospective residents, including a touchless new leasing process and a service process designed to limit contact;
•	Successfully implementing changes to the physical layout of our properties and remaining focused on further enhancing our existing commitment to health and safety during the pandemic;
•

Continuing to provide additional paid leave for employees impacted by the pandemic and paid special bonuses to certain on-site employees during the second quarter of 2020 in recognition of their significant efforts;

•	Continuing to support our corporate and regional employees by allowing them to work remotely during the pandemic; and
•	Offering an extensive outreach process for residents financially impacted by the pandemic and creating payment plans to assist them, among other resident support efforts.

Operational Impact

Operating results in the third quarter were challenging and widely varied.  Our suburban portfolio continues to fare relatively well with occupancy similar to last year, rates down more modestly and recovery under way in some markets.  Our portfolio located in the urban cores of New York, San Francisco and Boston, however, continue to struggle with pandemic-related reductions in economic activity, which have led to declines in occupancy, lower resident renewal levels and a related drop in rental rates. While we have seen recent improvements in renewals and application volume, pricing pressures continue and headwinds remain.  We anticipate that our financial results will weaken over subsequent quarters as the full effect of the pandemic is felt on our business.  Looking longer term, we expect that positive developments relating to the pandemic will eventually re-energize the urban centers which have persevered and thrived through many decades and in similarly challenging circumstances.  We continue to see the urban locations in our markets as centers of our country’s knowledge industries and expect them to again attract disproportionate numbers of affluent renters once the pandemic ends.

During the nine months ended September 30, 2020, the Company also:

•	Collected approximately 97% of its expected Residential revenues in both the second and third quarters of 2020; and
•	Reduced its total debt by over $600.0 million during 2020 using proceeds from property dispositions.

Results of Operations

2020 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the nine months ended September 30, 2020:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2019	309	79,962
Acquisitions:
Consolidated Rental Properties – Not Stabilized (1)	1	158	$48,860	4.7%
			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(5)	(1,552)	$(754,361)	(4.7)%
9/30/2020	305	78,568

(1)	The Company acquired one property in the third quarter of 2020 that is in lease-up and is expected to stabilize in its second year of ownership.

The consolidated property acquired was located in the Seattle market. The consolidated properties disposed of were located in the Phoenix, San Francisco and Washington D.C. markets and the sales generated an Unlevered IRR of 10.8%.  See Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

We currently budget spending approximately $220.0 million on development costs during the year ending December 31, 2020, of which approximately $157.8 million was spent during the nine months ended September 30, 2020, primarily for properties currently under construction.  Certain of these costs will be funded by third party construction mortgages and joint venture partner obligations.  Work at all of our development projects continues with no material delays after some construction disruptions due to COVID-19.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both of the nine months ended September 30, 2020 and 2019 (the “Nine-Month 2020 Same Store Properties”), which represented 74,264 apartment units, impacted the Company’s results of operations.  The Nine-Month 2020 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the nine months ended September 30, 2020:

	Nine Months Ended September 30, 2020
	Properties	Apartment Units
Same Store Properties at December 31, 2019	279	71,830
2017 acquisitions	2	510
2018 acquisitions	5	1,461
2020 dispositions	(5)	(1,552)
Lease-up properties stabilized	5	2,015
Same Store Properties at September 30, 2020	286	74,264

	Nine Months Ended September 30, 2020
	Properties	Apartment Units
Same Store	286	74,264
Non-Same Store:
2020 acquisitions	1	158
2019 acquisitions	13	3,540
Master-Leased properties (1)	1	162
Lease-up properties not yet stabilized (2)	3	443
Other	1	1
Total Non-Same Store	19	4,304
Total Properties and Apartment Units	305	78,568

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Nine Months Ended September 30,
	2020	2019
Operating income	$961,384	$947,232
Adjustments:
Property management	71,513	72,705
General and administrative	37,212	41,127
Depreciation	619,003	616,201
Net (gain) loss on sales of real estate properties	(352,218)	(269,400)
Total NOI	$1,336,894	$1,407,865
Rental income:
Same store	$1,854,383	$1,900,820
Non-same store/other	103,887	115,976
Total rental income	1,958,270	2,016,796
Operating expenses:
Same store	586,707	576,070
Non-same store/other	34,669	32,861
Total operating expenses	621,376	608,931
NOI:
Same store	1,267,676	1,324,750
Non-same store/other	69,218	83,115
Total NOI	$1,336,894	$1,407,865

The following table provides comparative total same store results and statistics for the Nine-Month 2020 Same Store Properties:

September YTD 2020 vs. September YTD 2019

Same Store Results/Statistics Including 74,264 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

September YTD 2020								September YTD 2019
	Residential	% Change	Non- Residential		% Change	Total	% Change		Residential	Non- Residential	Total
Revenues	$1,811,101	(1.0%)	$43,282	(1)	(39.0%)	$1,854,383	(2.4%)	Revenues	$1,829,896	$70,924	$1,900,820
Expenses	$569,970	1.7%	$16,737		5.6%	$586,707	1.8%	Expenses	$560,225	$15,845	$576,070
NOI	$1,241,131	(2.2%)	$26,545		(51.8%)	$1,267,676	(4.3%)	NOI	$1,269,671	$55,079	$1,324,750

Average Rental Rate	$2,843	0.1%						Average Rental Rate	$2,841
Physical Occupancy	95.4%	(1.0%)						Physical Occupancy	96.4%
Turnover	39.1%	(0.3%)						Turnover	39.4%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

(1)

Non-Residential operations for the nine months ended September 30, 2020 include a $12.9 million non-cash write-off of Non-Residential straight-line lease receivables.  The decline in Non-Residential revenues is primarily driven by the deferral/abatement of rent, higher bad debt (inclusive of the Non-Residential straight-line write-off), and to a lesser extent, lower public parking income.

The following table provides results and statistics related to our Residential same store operations for the nine months ended September 30, 2020 and 2019:

September YTD 2020 vs. September YTD 2019

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	September YTD 2020 % of Actual NOI	September YTD 2020 Average Rental Rate	September YTD 2020 Weighted Average Physical Occupancy %	September YTD 2020 Turnover	Revenues	Expenses	NOI	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	15,968	19.8%	$2,575	95.5%	38.2%	(1.8%)	0.3%	(2.8%)	(1.0%)	(0.8%)	(4.3%)
Orange County	4,028	4.9%	2,262	96.6%	34.7%	1.0%	1.1%	0.9%	0.7%	0.2%	(6.7%)
San Diego	3,385	4.2%	2,425	96.5%	41.2%	0.8%	0.7%	0.9%	0.8%	0.0%	(3.6%)
Subtotal – Southern California	23,381	28.9%	2,499	95.9%	38.0%	(1.0%)	0.5%	(1.6%)	(0.5%)	(0.5%)	(4.6%)

San Francisco	12,183	20.6%	3,292	95.4%	39.7%	(1.3%)	2.8%	(2.6%)	(0.3%)	(0.9%)	0.7%
Washington DC	13,711	16.2%	2,461	95.8%	37.4%	0.4%	0.9%	0.2%	1.4%	(0.8%)	0.1%
New York	9,475	13.6%	3,891	94.0%	39.1%	(3.3%)	2.5%	(7.7%)	(0.5%)	(2.8%)	7.6%
Seattle	8,442	10.2%	2,456	95.8%	40.0%	1.6%	4.7%	0.3%	2.3%	(0.7%)	(3.2%)
Boston	6,346	9.7%	3,145	94.3%	43.3%	(1.3%)	(0.2%)	(1.7%)	0.7%	(1.9%)	5.3%
Denver	726	0.8%	2,123	94.5%	54.5%	(1.8%)	3.7%	(3.7%)	(0.1%)	(1.8%)	3.3%

Total	74,264	100.0%	$2,843	95.4%	39.1%	(1.0%)	1.7%	(2.2%)	0.1%	(1.0%)	(0.3%)

Note: The above table reflects Residential same store results only, which account for approximately 97.6% of total revenues.

The following table includes select statistics for Residential same store properties presented on a suburban and urban basis.  Statistics for October 2020 are preliminary and Blended Rate is inclusive of Leasing Concessions.  The impact the COVID-19 pandemic is having on the operating performance in our markets and submarkets varies with urban markets more challenged than suburban markets as presented below.

	% of Same Store Residential Revenues	Physical Occupancy on:			Renewal %			Blended Rate			Change in Applications
	Sep YTD 2020	Jun 30, 2020	Sep 30, 2020	Oct 22, 2020	Oct 2019	Sep 2020	Oct 2020 (4)	Q3 2020	Sep 2020	Oct 2020 (4)	Q3 2020 vs. Q3 2019	Oct 2020 (4) vs. Oct 2019
Suburban (1)	44%	96.4%	95.9%	95.8%	59%	54%	57%	(4.8%)	(5.8%)	(6.0%)	10%	32%
Urban (1)(2)	33%	94.7%	94.4%	94.4%	50%	46%	50%	(6.5%)	(8.4%)	(10.7%)	21%	47%
Urban Core (1)(3)	23%	92.5%	89.2%	88.9%	58%	43%	46%	(14.7%)	(17.9%)	(21.4%)	48%	108%
Total	100%	95.1%	94.2%	94.1%	56%	50%	53%	(7.9%)	(9.5%)	(10.6%)	20%	46%

(1)	The Company defines Urban submarkets as those with 3,500 or more households per square mile with the remainder defined as Suburban.
(2)	Includes all other Urban properties excluding Urban Core.
(3)	Includes Urban properties in Manhattan/Brooklyn, Downtown Boston/Cambridge and Downtown San Francisco.
(4)	October 2020 results are preliminary.
•

Suburban – Our suburban properties have been more resilient during the pandemic.  Concession use is more limited and Average Rental Rates have been fairly stable during the quarter ended September 30, 2020 with a few Southern California submarkets beginning to show year-over-year growth.  The suburban portfolio is expected to continue to perform better than the rest of the portfolio, with some potential improvement in pricing and relatively stable Physical Occupancy.

•

Urban – Urban properties in markets (excluding the urban core properties discussed below) such as Washington D.C., Seattle and Southern California, have not performed as well as suburban markets but have shown some signs of resiliency.  Average Rental Rates have been stable since the middle of May 2020 through late July 2020 and concession use was moderate. Extended work from home announcements in late July and August, however, began impacting our performance in these markets.  We believe this group of properties will likely continue to see slight moderation in both Average Rental Rates and Physical Occupancy, with potentially more pressure in Seattle where some signs of weakness have appeared lately.

•

Urban Core – Our urban core properties located in New York City, downtown San Francisco and downtown Boston/Cambridge, MA are the most challenged.  This group of properties has the highest use of concessions (approximately 70% of portfolio wide concessions) and the most pressure on Average Rental Rates.  These urban core properties are producing lower retention, leading to decreased Average Rental Rates, increased use of concessions and lower Physical Occupancy. We believe these properties have the highest risk of volatility in operations for the balance of the year as they will likely continue to be challenged by increased turnover and a highly concessionary operating environment.

In addition to the discussion above, operating performance by geographic market is discussed below.

In Boston, delivery of new supply and elevated vacancy levels due to lack of international students and workers is expected to continue to challenge the near-term performance.  Concessions remain elevated, especially in downtown Boston and Cambridge, but consistent since July 2020.  Currently, we have seen some very early signs of stability with no incremental declines in Average Rental Rates for the last several weeks and marginal improvement in Physical Occupancy.  For the market to fully stabilize, we believe it will require continued improvement in demand drivers to aid in the absorption of the new supply that is being delivered currently and anticipated in early 2021.

In New York, pandemic-related reductions in economic activity and residents continuing to leave the city makes this one of our most challenged markets.  The elevated move-outs continued with most of our residents moving to surrounding states with suburban New Jersey capturing the largest share.  Although overall economic activity in the city remains meaningfully suppressed, there are early signs of the city trying to re-energize, bringing some brief periods of stability in late September and through October.  The broader recovery in this market is expected to be fueled by a lack of competitive new supply and the continued growth of technology employers in the market.  Many of these technology firms continue to expand their investments in this market, even during the pandemic, supporting the view that the city will continue to thrive, as it has in the past, post-pandemic.  Currently, we are defying the usual seasonal drop-off in applications and are achieving outsized growth in the weekly application counts.  We have also recently seen a slowing in the pace of move-outs.  However, we will continue to feel pressure on Physical Occupancy until move-outs fully normalize.

Washington, D.C. is holding up better than our other East Coast markets but performance did moderate during the quarter due to slowing Class A multifamily absorption.  The market continues to benefit from federal government employment, which has actually seen a net increase over the last twelve months, but overall job growth has declined.  Concession use was relatively low in the third quarter but we are starting to see some pricing pressure in this market and expect performance to moderate through the remainder of 2020, partly due to normal seasonality, but also due to continued competitive pressure from new supply.

Seattle began the year with strong expectations based on elevated job growth and a favorable competitive supply landscape in the downtown area for the second consecutive year.  While Seattle was initially impacted in March 2020 by COVID-19, its performance through late July 2020 was very stable.  Social unrest in the city and extended work from home announcements in late July and August, however, began impacting our performance.  Concessions which were hardly used previously, are now starting to be seen in stabilized assets in some submarkets.   Overall, we believe this market will quickly bounce back post-pandemic.

San Francisco is our most challenged market due to lower Physical Occupancy downtown, escalating concession use, pressure on Average Rental Rates and new supply.  Supply in 2021 is expected to continue to be concentrated in Oakland and the South Bay, which may challenge operations even further unless the technology workers resume living in closer proximity to their offices.  Suburban submarkets, such as the East Bay, are performing better than the urban core.  We believe this market should recover when there is more clarity on technology companies’ long-term plans regarding office versus work from home policies and an improved quality of life in the downtown area.

In Los Angeles, overall pricing including the use of concessions has been stable since mid-September 2020 while application activity has continued to grow.  The suburban submarkets are experiencing modest year-over-year revenue gains.  We believe the overall portfolio will modestly improve through the remainder of 2020 primarily driven by continued Average Rental Rate improvement in the suburban submarkets.

Finally, Orange County and San Diego stand out for their resilience throughout the pandemic.  Our portfolio in these markets consists primarily of suburban assets, which were certainly impacted by the pandemic, but they have consistently sustained Physical Occupancy above 96.5% collectively while also improving the percentage of residents renewing their leases.  Both markets have experienced year-over-year revenue gains and are expected to sustain or strengthen their performance through the remainder of 2020.

The economic impact of the pandemic on a subset of our residents and tenants has led to elevated levels of bad debt.  We continue to work with our residents and tenants on payment plans and collections and our bad debt allowance policies remain consistent.  We expect our reserves and bad debt charge-offs to remain elevated for the remainder of this year.  See Note 8 in the Notes to Consolidated Financial Statements for additional discussion of leases at September 30, 2020.

While the economic uncertainty and extended impact of the pandemic have made it difficult to predict what a recovery will look like and when it may occur, we remain optimistic on a number of fronts including the ability to grow Average Rental Rates in our suburban portfolio, continued demand for our product regardless of location and solid collection performance.  Our ongoing efforts will continue to focus on creating opportunities to improve performance while ensuring the wellbeing of our employees and residents.

The following table provides comparative total same store operating expenses for the Nine-Month 2020 Same Store Properties:

September YTD 2020 vs. September YTD 2019

Total Same Store Operating Expenses Including 74,264 Same Store Apartment Units

$ in thousands

	September YTD 2020	September YTD 2019	$ Change (5)	% Change	% of September YTD 2020 Operating Expenses
Real estate taxes	$256,320	$246,112	$10,208	4.1%	43.7%
On-site payroll (1)	123,061	123,653	(592)	(0.5)%	21.0%
Utilities (2)	77,545	76,183	1,362	1.8%	13.2%
Repairs and maintenance (3)	70,635	73,079	(2,444)	(3.3)%	12.0%
Insurance	18,345	15,547	2,798	18.0%	3.1%
Leasing and advertising	7,366	7,649	(283)	(3.7)%	1.3%
Other on-site operating expenses (4)	33,435	33,847	(412)	(1.2)%	5.7%
Total Same Store Operating Expenses (includes Residential and Non-Residential)	$586,707	$576,070	$10,637	1.8%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
(3)

Repairs and maintenance – Includes general maintenance costs, apartment unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair and maintenance costs.

(4)	Other on-site operating expenses – Includes ground lease costs and administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
(5)	The year-to-date over year-to-date changes are due primarily to:
•	Real estate taxes – Higher rates and assessed values continue to drive real estate tax growth across most markets. Lower than anticipated appeals activity also impacted growth.
•

On-site payroll – Year over year decrease driven by the transition to an enhanced operating platform, lower employee benefit-related costs and less overtime, partially offset by one-time frontline worker bonuses.

•	Repairs and maintenance – Year over year decrease primarily driven by deferral and cancellation of some projects as a result of COVID-19-related delays.
•	Insurance – Increase due to higher premiums on property insurance renewal due to challenging conditions in the insurance market.
•	Leasing and advertising – Year over year decrease primarily due to suspension of in-person resident social activities sponsored by the Company.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the nine months ended September 30, 2020 decreased approximately $13.9 million compared to the same period of 2019 and consist primarily of properties acquired in calendar years 2019 and 2020, operations from the Company’s development properties and operations prior to disposition from 2019 and 2020 sold properties.  This difference is due primarily to:

•	A positive impact of higher NOI from development and newly stabilized development properties in lease-up of $4.6 million;
•	A positive impact of higher NOI from properties acquired in 2019 and 2020 of $32.6 million; and
•	A negative impact of lost NOI from 2019 and 2020 dispositions of $45.2 million.

Comparison of the nine months and quarter ended September 30, 2020 to the nine months and quarter ended September 30, 2019

The following table presents a reconciliation of diluted earnings per share/unit for the nine months and quarter ended September 30, 2020 as compared to the same periods in 2019:

	Nine Months Ended September 30	Quarter Ended September 30
Diluted earnings per share/unit for period ended 2019	$1.82	$0.71
Property NOI	(0.16)	(0.17)
Interest expense	0.08	0.03
Debt extinguishment costs	0.03	(0.01)
Net gain/loss on property sales	—	(0.33)
Other	—	0.01
Diluted earnings per share/unit for period ended 2020	$1.77	$0.24

The decrease in consolidated NOI is primarily a result of the Company’s lower NOI from same store properties, largely due to the economic impact from the COVID-19 pandemic.  The following table presents the changes in the components of consolidated NOI for the nine months and quarter ended September 30, 2020 as compared to the same periods in 2019:

	Nine Months Ended September 30, 2020	Quarter Ended September 30, 2020
Consolidated rental income	(2.9%)	(9.1%)
Consolidated operating expenses (1)	2.0%	2.9%
Consolidated NOI	(5.0%)	(14.2%)

(1)	Consolidated operating expenses are comprised of property and maintenance and real estate taxes and insurance.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third party management companies.  These expenses decreased approximately $1.2 million or 1.6% and approximately $1.7 million or 7.9% for the nine months and quarter ended September 30, 2020, respectively, as compared to the prior year periods.  These decreases are primarily attributable to decreases in payroll-related costs, travel costs and training/conference costs, partially offset by increases in information technology related costs specifically for various operating initiatives such as sales-focused improvements and service enhancements.  The Company suspended the majority of all travel and training/conference activities as a result of the COVID-19 pandemic.

General and administrative expenses, which include corporate operating expenses, decreased approximately $3.9 million or 9.5% and approximately $0.6 million or 4.9% for the nine months and quarter ended September 30, 2020, respectively, as compared to the prior year periods.  These decreases are primarily due to decreases in payroll-related costs as a result of the Company’s executive succession program during the past two years, along with declines in travel costs and training/conference activities which were mostly suspended as a result of the COVID-19 pandemic.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $2.8 million or 0.5% for the nine months ended September 30, 2020 as compared to the prior year period, primarily as a result of additional depreciation expense on properties acquired in 2019 and 2020 and development properties placed in service during 2019, offset by lower depreciation from properties sold in 2019 and 2020.  Depreciation expense decreased approximately $10.9 million or 5.1% for the quarter ended September 30, 2020 as compared to the prior year period, primarily as a result of no property sales in the third quarter of 2020 as compared to the sale of seven consolidated properties in the same period in 2019 and lower depreciation on properties acquired in the same period in 2019, partially offset by additional depreciation expense on development properties placed in service during the third quarter of 2019 and a property acquired in the same period in 2020.

Net gain on sales of real estate properties increased approximately $82.8 million or 30.7% for the nine months ended September 30, 2020 as compared to the prior year period, primarily as a result of the sale of five consolidated apartment properties sold for a higher gain in 2020 as compared to the sale of nine consolidated properties in the same period in 2019.  Net gain on sales of real estate properties decreased approximately $130.6 million for the quarter ended September 30, 2020 as compared to the prior year period, primarily as a result of the sale of seven consolidated properties in the third quarter of 2019 as compared to no consolidated property sales in the same period in 2020.

Interest and other income increased approximately $1.4 million or 55.2% for the nine months ended September 30, 2020 as compared to the prior year period.  The increase is primarily due to higher insurance/litigation settlement proceeds and other non-comparable items that occurred during 2020 but not during 2019, partially offset by decreases in short-term investment income on cash and restricted deposit accounts in 2020 as compared to 2019 due to a lower rate environment and lower overall invested balances.

Other expenses decreased approximately $2.9 million or 25.7% for the nine months ended September 30, 2020 as compared to the prior year period, primarily due to a decrease in various consulting costs related to a data analytics project which was completed last year and litigation and environmental settlements, partially offset by increases in advocacy contributions in 2020 as compared to 2019.  Other expenses increased approximately $1.3 million or 45.6% for the quarter ended September 30, 2020 as compared to the prior year period, primarily due to an increase in advocacy contributions and litigation and environmental settlements, partially offset by a decrease in various consulting costs related to a data analytics project which was completed last year.

Interest expense, including amortization of deferred financing costs, decreased approximately $43.8 million or 14.7% and approximately $5.8 million or 6.6% for the nine months and quarter ended September 30, 2020, respectively, as compared to the prior year periods.  These decreases are due primarily to lower overall debt balances outstanding between the periods as a result of deploying disposition proceeds to repay debt, as well as lower overall interest rates.  The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the nine months ended September 30, 2020 was 3.96% as compared to 4.27% for the prior year period, and for the quarter ended September 30, 2020 was 3.97% as compared to 4.11% for the prior year period.  The Company capitalized interest of approximately $6.9 million and $4.8 million during the nine months ended September 30, 2020 and 2019, respectively, and $2.8 million and $2.1 million during the quarters ended September 30, 2020 and 2019, respectively.

Income from investments in unconsolidated entities decreased approximately $69.4 million for the nine months ended September 30, 2020 as compared to the prior year period, primarily as a result of a $69.5 million gain on the sale of two unconsolidated properties in 2019 that did not occur in the same period in 2020.

Net (income) loss attributable to Noncontrolling Interests in partially owned properties decreased approximately $11.7 million for the nine months ended September 30, 2020 as compared to the prior year period, primarily as a result of noncontrolling interest allocations related to the sale of one partially owned apartment property in 2020 as compared to no sales in the same period in 2019.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$178,333	$45,753
Restricted deposits	$56,881	$71,246
Unsecured revolving credit facility availability	$2,399,051	$1,379,071

During the nine months ended September 30, 2020, the Company generated proceeds from various transactions, which included the following:

•	Disposed of five consolidated rental properties, receiving net proceeds of approximately $747.6 million;
•	Obtained $495.0 million in a 2.60% fixed rate mortgage loan pool maturing on May 1, 2030; and
•

Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $15.0 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the nine months ended September 30, 2020, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire one consolidated rental property for approximately $48.9 million in cash;
•	Invest $157.8 million primarily in development projects; and
•	Repay $133.6 million of mortgage loans (inclusive of scheduled principal repayments).

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

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of October 27, 2020 (amounts in thousands):

October 27, 2020
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	—
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(100,949)
Unsecured revolving credit facility availability	$2,399,051

Dividend Policy

The Company determines its dividends/distributions based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for the first, second and third quarters of 2020 of $0.6025 per share/unit in each quarter, an annualized increase of 6.2% over the amount paid in 2019.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in October 2020 amounted to $232.2 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended September 30, 2020.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions.  The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high.  The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $27.3 billion in investment in real estate on the Company’s balance sheet at September 30, 2020, $23.2 billion or 85.0% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of September 30, 2020 are as follows:

Debt Summary as of September 30, 2020

($ in thousands)

				Weighted
			Weighted	Average
	Debt		Average	Maturities
	Balances	% of Total	Rates	(years)
Secured	$2,313,833	27.6%	3.39%	6.9
Unsecured	6,082,897	72.4%	3.91%	10.1
Total	$8,396,730	100.0%	3.78%	9.2
Fixed Rate Debt:
Secured – Conventional	$1,935,286	23.1%	3.84%	5.3
Unsecured – Public	6,082,897	72.4%	4.04%	10.1
Fixed Rate Debt	8,018,183	95.5%	4.00%	8.9
Floating Rate Debt:
Secured – Conventional	17,605	0.2%	3.02%	1.7
Secured – Tax Exempt	360,942	4.3%	1.17%	15.2
Unsecured – Revolving Credit Facility	—	—	1.47%	4.1
Unsecured – Commercial Paper Program	—	—	1.81%	—
Floating Rate Debt	378,547	4.5%	1.50%	14.6
Total	$8,396,730	100.0%	3.78%	9.2

Debt Maturity Schedule as of September 30, 2020

($ in thousands)

Year	Fixed Rate		Floating Rate	Total	% of Total	Weighted Average Coupons on Fixed Rate Debt	Weighted Average Coupons on Total Debt
2020	$1,991		$—	$1,991	—	3.40%	3.40%
2021	818,366	(1)	—	818,366	9.7%	4.62%	4.62%
2022	264,185		18,026	282,211	3.3%	3.25%	3.19%
2023	1,325,588		3,500	1,329,088	15.7%	3.74%	3.73%
2024	—		6,100	6,100	0.1%	N/A	0.13%
2025	450,000		8,200	458,200	5.4%	3.38%	3.32%
2026	592,025		9,000	601,025	7.1%	3.58%	3.53%
2027	400,000		9,800	409,800	4.8%	3.25%	3.18%
2028	900,000		42,380	942,380	11.1%	3.79%	3.62%
2029	888,120		11,500	899,620	10.6%	3.30%	3.26%
2030+	2,445,850		288,135	2,733,985	32.2%	3.56%	3.21%
Subtotal	8,086,125		396,641	8,482,766	100.0%	3.66%	3.50%
Deferred Financing Costs and Unamortized (Discount)	(67,942)		(18,094)	(86,036)	N/A	N/A	N/A
Total	$8,018,183		$378,547	$8,396,730	100.0%	3.66%	3.50%

(1)	$750.0 million of 4.625% unsecured notes will mature on December 15, 2021.

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of debt at September 30, 2020.

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings, as well as EQR’s long-term preferred equity ratings, have recently been reaffirmed during the COVID-19 pandemic by all three rating agencies listed below and all continue to maintain a stable outlook. As of October 27, 2020, the ratings are as follows:

	Standard & Poor’s	Moody’s	Fitch
ERPOP’s long-term senior debt rating	A-	A3	A
ERPOP’s short-term commercial paper rating	A-2	P-2	F-1
EQR’s long-term preferred equity rating	BBB	Baa1	BBB+

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to September 30, 2020.

Debt Covenants

The Company’s unsecured debt includes certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  These provisions are contained in the indentures applicable to each note payable or the credit agreement for our line of credit.  The Company was in compliance with its unsecured debt covenants for all periods presented. The following table presents the Company’s selected unsecured public debt covenants as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Debt to Adjusted Total Assets (not to exceed 60%)	31.6%	33.8%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	9.6%	8.2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charges (must be at least 1.5 to 1)	4.99	5.07
Total Unencumbered Assets to Unsecured Debt (must be at least 125%)	437.4%	386.1%

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

For the nine months ended September 30, 2020, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Nine Months Ended September 30, 2020

	Same Store Properties (4)	Non-Same Store Properties/Other (5)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units	74,264	4,304	78,568

Building Improvements (1)	$47,977	$1,977	$49,954	$646
Renovation Expenditures (2)	17,682	6	17,688	238
Replacements (3)	24,148	333	24,481	325
Total Capital Expenditures to Real Estate	$89,807	$2,316	$92,123	$1,209

(1)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(2)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 782 same store apartment units approximated $22,612 per apartment unit renovated.

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

The COVID-19 pandemic has led us to temporarily slow our capital expenditures, including our renovation activities, to those deemed essential.  Governmental movement restrictions, social distancing requirements, and in some cases, difficulty in procuring materials and labor make continuing these activities more difficult.

During the nine months ended September 30, 2020, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $19.3 million.  The Company expects to fund approximately $0.9 million in total non-real estate capital additions for the remainder of 2020. These year-to-date fundings are significantly higher than 2019 and are primarily driven by corporate office renovations during 2020.

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

See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at September 30, 2020.

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

•	Leasing Concessions – Reflects upfront discounts on both new move-in and renewal leases on a straight-line basis.
•

New Lease Change – The net effective change in rent (inclusive of Leasing Concessions) for a lease with a new or transferring resident compared to the rent for the prior lease of the identical apartment unit, regardless of lease term.

•	Non-Residential – Consists of revenues and expenses from retail and public parking garage operations.
•	Physical Occupancy – The weighted average occupied apartment units for the reporting period divided by the average of total apartment units available for rent for the reporting period.
•	Renewal % – Leases renewed expressed as a percentage of total renewal offers extended during the reporting period.
•

Renewal Rate Achieved – The net effective change in rent (inclusive of Leasing Concessions) for a new lease on an apartment unit where the lease has been renewed as compared to the rent for the prior lease of the identical apartment unit, regardless of lease term.

•	Residential – Consists of multifamily apartment revenues and expenses.

•	Same Store Residential Revenues – Revenues from our same store properties presented on a GAAP basis which reflects the impact of Leasing Concessions on a straight-line basis.
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

•

Weighted Average Coupons – Contractual interest rate for each debt instrument weighted by principal balances as of September 30, 2020. In case of debt for which fair value hedges are in place, the rate payable under the corresponding derivatives is used in lieu of the contractual interest rate.

•

Weighted Average Rates – Interest expense for each debt instrument for the nine months ended September 30, 2020 weighted by its average principal balance for the same period. Interest expense includes amortization of premiums, discounts and other comprehensive income on debt and related derivative instruments. In case of debt for which derivatives are in place, the income or expense recognized under the corresponding derivatives is included in the total interest expense for the period.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the nine months and quarters ended September 30, 2020 and 2019:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2020	2019	2020	2019
Net income	$699,517	$708,402	$95,365	$277,846
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(14,113)	(2,450)	(703)	(830)
Preferred/preference distributions	(2,318)	(2,318)	(773)	(773)
Net income available to Common Shares and Units / Units	683,086	703,634	93,889	276,243
Adjustments:
Depreciation	619,003	616,201	200,605	211,478
Depreciation – Non-real estate additions	(3,433)	(4,235)	(1,126)	(1,932)
Depreciation – Partially Owned Properties	(2,514)	(2,700)	(828)	(898)
Depreciation – Unconsolidated Properties	1,838	2,385	614	613
Net (gain) loss on sales of unconsolidated entities - operating assets	(1,000)	(69,522)	(1,000)	—
Net (gain) loss on sales of real estate properties	(352,218)	(269,400)	25	(130,565)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	11,655	—	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	956,417	976,363	292,179	354,939
Adjustments:
Impairment – non-operating assets	—	—	—	—
Write-off of pursuit costs	4,864	4,098	1,586	1,111
Debt extinguishment and preferred share redemption (gains) losses	37	11,807	5	(4,840)
Non-operating asset (gains) losses	1,022	(1,200)	352	(1,452)
Other miscellaneous items	(514)	6,539	1,796	2,121
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$961,826	$997,607	$295,918	$351,879

FFO (1) (3)	$958,735	$978,681	$292,952	$355,712
Preferred/preference distributions	(2,318)	(2,318)	(773)	(773)
FFO available to Common Shares and Units / Units (1) (3) (4)	$956,417	$976,363	$292,179	$354,939

Normalized FFO (2) (3)	$964,144	$999,925	$296,691	$352,652
Preferred/preference distributions	(2,318)	(2,318)	(773)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$961,826	$997,607	$295,918	$351,879

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

Effective as of September 30, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2020, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2020, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

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
•

The risk that local and national authorities may expand or extend certain measures imposing restrictions on our ability to enforce residents’ or tenants’ contractual rental obligations (such as eviction moratoriums) and limit our ability to raise rents or charge certain fees;

•

The risk that local and national authorities may not extend or may reduce the government stimulus and relief programs which may be providing benefits to our residents (or employers of our residents) and tenants;

•

Restrictions inhibiting our employees’ ability to meet with existing and potential residents has disrupted and could in the future further disrupt our ability to lease apartments which could adversely impact our rental rate and occupancy levels; and

•

Ground floor retail and parking garage operations in our apartment buildings are vulnerable to the effects from the COVID-19 pandemic, which we expect may adversely impact their operations and, in turn, could result in an increase in tenant/garage operator defaults, rent deferrals/abatements and rent reductions.

•	Our properties may also incur significant operating expenses related to shelter-in-place orders, quarantines and social distancing requirements, such as higher cleaning or other related costs;
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
•

The risk of a prolonged outbreak and/or multiple waves of an outbreak causing long-term damage to economic conditions, which in turn could cause material declines in the fair value of our assets, leading to asset impairment charges;

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

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments including the duration, spread and intensity of the outbreak, all of which are uncertain and difficult to predict.  To the extent the COVID-19 pandemic adversely affects our business, results of operations, cash flows and financial condition, it may also have the effect of heightening many of the other risks described in the risk factors section of the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2019.  Due to the speed with which the situation is continuing to develop, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, cash flows and financial condition could be material.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(a) Unregistered Common Shares Issued in the Quarter Ended September 30, 2020 - Equity Residential

During the quarter ended September 30, 2020, EQR issued 2,374 Common Shares in exchange for 2,374 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

EQUITY RESIDENTIAL

Date:	October 30, 2020	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2020	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	October 30, 2020	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2020	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)