Form 10-K
period 2020-12-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2021-02-18
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

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

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Equity Residential	☒	ERP Operating Limited Partnership	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Equity Residential Yes ☐ No ☒	ERP Operating Limited Partnership Yes ☐ No ☒

The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $21.7 billion based upon the closing price on June 30, 2020 of $58.82 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of whom may not be held to be affiliates upon judicial determination.

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 12, 2021 was 372,663,215.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information that will be contained in Equity Residential’s Proxy Statement relating to its 2021 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2020, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.  Equity Residential is the general partner and 96.4% owner of ERP Operating Limited Partnership.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2020 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of December 31, 2020 owned an approximate 96.4% ownership interest in, ERPOP.  The remaining 3.6% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business.  The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

		PAGE
PART I.

Item 1.	Business	6

Item 1A.	Risk Factors	11

Item 1B.	Unresolved Staff Comments	21

Item 2.	Properties	21

Item 3.	Legal Proceedings	23

Item 4.	Mine Safety Disclosures	23

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24

Item 6.	Reserved	24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 8.	Financial Statements and Supplementary Data	46

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46

Item 9A.	Controls and Procedures	46

Item 9B.	Other Information	47

PART III.

Item 10.	Trustees, Executive Officers and Corporate Governance	48

Item 11.	Executive Compensation	48

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence	48

Item 14.	Principal Accounting Fees and Services	48

PART IV.

Item 15.	Exhibits, Financial Statement Schedules	49

Item 16.	Form 10-K Summary	49

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

EQR is the general partner of, and as of December 31, 2020 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Available Information

You may access our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and any amendments to any of those reports/statements we file with the Securities and Exchange Commission (“SEC”) free of charge on our website, www.equityapartments.com.  These reports are made available on our website as soon as reasonably practicable after we file them with the SEC.  The information contained on our website, including any information referred to in this report as being available on our website, is not a part of or incorporated into this report.

Business Objectives and Operating and Investing Strategies

Overview

The Company is one of the largest U.S. publicly-traded owners and operators of high-quality rental apartment properties with a portfolio primarily located in urban and dense suburban communities in and around Boston, New York, Washington, D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco, Seattle and Denver.  Our markets continue to be the primary knowledge centers of the U.S. economy drawing the talented workers and employers that drive economic growth in the United States.  Our properties are located in places that are attractive to knowledge workers whom we hope to convert into satisfied long-term residents.

We believe we have created a best-in-class operating platform to run our properties.  Our employees are focused on delivering remarkable customer service to our residents so they will stay with us longer, be willing to pay higher rent for a great experience and will tell others about how much they love living in an Equity Residential property.  We utilize technology and other innovative methods of engagement to foster relationships and community, improve the resident experience and operate our business more efficiently. Our disciplined balance sheet management enhances returns and value creation while maintaining flexibility to take advantage of future opportunities.  We believe that our stakeholders value stability, liquidity, predictability and accountability and that is the mission to which we remain unwaveringly committed.

Equity Residential is committed to creating communities where people thrive.  We carry this, our corporate purpose, through our relationships with our customers, our employees, our shareholders and the communities in which we operate.  It drives our commitment to sustainability, diversity and inclusion, total well-being of our employees and being a responsible corporate citizen in the communities in which we operate, which is especially relevant when we face unprecedented challenges like the novel coronavirus (“COVID-19”) pandemic.

Despite the challenges we have faced with the COVID-19 pandemic, we believe that the long-term prospects for our business remain strong.  Our well-located communities are in and around dynamic cities that we believe will continue to attract high quality long-term renters. When the pandemic subsides, we believe urban centers will re-energize and once again provide significant networking and other benefits for current and prospective residents who may have temporarily deferred, but not abandoned, their desire to live in vibrant major U.S. metropolitan areas.

Investment Strategy

The Company’s long-term strategy is to invest in apartment communities located in strategically targeted markets with the goal of maximizing our risk-adjusted total returns by balancing current cash flow generation with long-term capital appreciation.  We seek to meet this goal by investing in markets that are characterized by conditions favorable to multifamily property operations over the long-term.  We also consider governmental fiscal health, political/regulatory risk and resiliency of our targeted markets.  The markets we focus on generally feature one or more of the following characteristics that allow us to drive performance:

•	High single-family housing prices relative to rental housing costs leading to less competition from owned or rented single-family housing;
•

Strong generators of economic growth often characterized as centers of the knowledge-based economy, leading to high wage job growth and household formation, which in turn leads to high demand for our apartments;

•	Favorable demographics contributing to a larger pool of target residents with a high propensity or greater preference to rent apartments;
•	Higher barriers to entry where, because of land scarcity or government regulation, it is typically more difficult or costly to build new apartment properties, creating limits on new supply; and
•	Strong other demand drivers.

We believe our strategy capitalizes on the preference of renters of all ages to live in the locations where we operate that typically are near to transportation (both public transit and convenient highway access), entertainment and cultural amenities.  Demand for rental housing is driven primarily by household formations from the Millennial segment and increasingly from the Generation Z segment of our population.  Millennials, born between 1981 and 2000, total approximately 78 million people and are disproportionately renters.  They also tend to remain renters longer due to societal trends favoring delays in marriage and having children.  We believe we will continue to see demand from this group, as the largest sub-segment of this cohort is now turning 30 years old while the median age of our resident is 33 years old.  After the Millennials comes Generation Z, which comprises the more than 70 million people born between 2001 and 2014.  Reports also show a growing trend among aging Baby Boomers, a demographic of more than 76 million people born between 1946 and 1964, toward apartment rentals.

Overall, our high-quality resident tends to work in the highest earning sectors of the economy and is not rent burdened, creating the ability to raise rents more readily in good economic times and reducing risk during downturns.  Many of these workers are employed in the fields of Science, Technology, Engineering and Mathematics, or STEM jobs.  They have experienced significantly lower job loss during COVID-19. Once it subsides, we believe we are extremely well positioned to benefit for many years to come as a result of the significant impact the various generations discussed above will have on rental housing.

Over the last decade, the Company has done an extensive repositioning of its portfolio into urban and highly walkable, close-in suburban assets.  While we continue to look for opportunities to expand our portfolio in these locations, it is our intention over time to further diversify our portfolio into select new markets that share the same characteristics as our current markets and to optimize the mix of our properties located in urban vs. dense suburban submarkets within our existing markets.

Operations and Innovation

We attempt to balance occupancy and rental rates to maximize our revenue while exercising tight cost control to generate the highest possible return to our shareholders.  Revenue is maximized through our customized pricing system that uses market data on current and projected demand and availability to create both current and forward pricing daily for each apartment unit we manage.  We believe our success prior to the pandemic in renewing our residents is due to our focus on the resident experience.  This focus has driven the strong occupancy and renewal rate growth that we have achieved over the last several years prior to the COVID-19 pandemic, which we would expect to return once the pandemic subsides.

Technology continues to drive innovation in the rental industry and to evolve at a rapid pace. We have been and continue to be a leader in deploying and investing in property technology to serve our customers better and operate more efficiently.  Having been a first mover in such important areas as revenue management and online leasing, we are focused on technology that improves our operating margins and customer experience while also meeting the current needs of our customers, including addressing the challenges of the pandemic.  We use a standardized purchasing system to control our operating expenses and a business intelligence platform that allows all our team members to quickly identify and address issues and opportunities.  Our operations benefitted from having many of these initiatives in place during the pandemic, allowing us to interact with our customers in a safe and responsible manner, including self-guided tours, automated responses to customer inquiries and enhanced service and maintenance management. While we believe areas such as “smart home” technology and others will provide the foundation for current and future improvements to how we do business, we will continue to consider the cost and longevity of technology capital investments versus the benefits.

Our Commitment to Environmental, Social and Governance (“ESG”)

At Equity Residential, we believe a focus on ESG is a key way to programmatically address stakeholder concerns as part of our corporate purpose.  This needs to be a sustainable endeavor, in which we provide properties that will stand the test of time and remain attractive to our customers and the community without negatively impacting the environment.  We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. Multifamily housing is one of the most environmentally-friendly uses of real estate, as each property provides homes for hundreds of families in a denser shared environment.  We consider building locations based on walkability, accessibility, neighborhoods and parks.  We also design our communities to support amenities such as fitness centers and we select locations near shops, healthy restaurants and health and wellness programs, enabling a low carbon footprint lifestyle for our residents to live, work and play.

Our sustainability goals help us focus efforts and drive outcomes to create a more sustainable future for all.  We are especially focused on energy consumption, water consumption and greenhouse gas emissions.  We invest in developing and renovating our properties, with a focus on reducing waste, energy and water use by investing in energy-saving technology, such as those for irrigation, lighting, HVAC and renewable energy, while positively impacting the experience of our residents and the value of our assets.

We are also intensely focused on the “Social” and “Governance” aspects of ESG.  As detailed below, we have a commitment to our employees’ engagement, diversity and wellness that is the foundation of our corporate purpose.  We also recognize that a successful company must incorporate the best corporate governance practices in order to better serve its stakeholders.

In 2018, the Company became the first multifamily REIT ever to issue a “green bond”.  As a result, the net proceeds of approximately $396.7 million from the offering were allocated to eligible green/sustainable certified projects.  For additional information regarding our ESG efforts, see our November 2020 Environmental, Social and Governance Report at our website, www.equityapartments.com.  This report, which includes Sustainability Accounting Standards Board disclosures and incorporates recommendations from the Task Force on Climate-related Financial Disclosures, was reviewed and approved by the Corporate Governance Committee of our Board of Trustees, which monitors the Company’s ongoing ESG efforts.  We continue to enhance our ESG disclosure efforts, including auditing the results outlined in the above report.  Furthermore, our annual proxy statements contain additional information on our corporate governance practices. Such annual proxy statements and the information contained therein are not part of or incorporated into this report.

Human Capital

At Equity Residential, our team of approximately 2,600 employees is the driving force behind our success. We believe that our richly diverse work environment captures top talent, cultivates the best ideas and creates the widest possible platform for this success in line with our corporate purpose of “Creating communities where people thrive.” Our core principles, affectionately named “Ten Ways to Be a Winner,” guide our behavior as individuals and collectively as a team, helping us in our goal to deliver market-leading performance.  As part of our Ten Ways to Be a Winner, we encourage our team members to raise questions, take educated risks, offer new ideas and help us make the right decisions.  One way we live the “Ten Ways” is by enriching our culture through our core “Equity Values”—Diversity and Inclusion, Social Responsibility, Sustainability and Total Well-Being.  We have assembled an employee-led Equity Values Council to lead our efforts on these values by acting as change agents to drive initiatives, create goals and awareness, and encourage colleagues to participate in community service activities and wellness initiatives.  In addition, executive compensation is based, in part, on meeting important Equity Values goals, and our Board of Trustees takes an active role in overseeing our efforts in this regard.

Diversity and Inclusion

•	Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse Board of Trustees.
•

We are committed to hiring a diverse workforce and also fostering a safe, inclusive and productive workplace for all employees.  We believe providing a work environment based on respect, trust and collaboration creates an exceptional employee experience where employees can bring their whole selves to work and thrive in their careers.  In recent years, we have created a Director of Diversity and Inclusion position to oversee this crucial work.

•

To further prioritize the importance of our diversity and inclusion efforts, our executives’ annual compensation goals include an evaluation of objective metrics measuring our Company’s progress in this regard.

•

We have the benefit of a diverse workforce, of which 60.0% currently identify as ethnically diverse.  We also continue to focus on improving our female representation, which is now 37.0% of our workforce.

•

Going forward, we plan to continue to strategically identify opportunities to increase the diversity of our talent pipeline at all levels, including by actively sourcing diverse candidates for mid-management and above positions.

Pay Equity

•	In order to attract and retain the best employees, we are committed to providing a total compensation package which is market-based, performance driven, fair and internally equitable.
•	Our goal is to be competitive both within the general employment market as well as with our competitors in the real estate industry, with our strongest performers being paid more.
•

Base pay is reviewed annually, as is Equity Residential’s compensation framework, by partnering with managers to create and update job descriptions that reflect the duties, skills, experience and education required to perform the role, and then benchmarking our jobs against third-party compensation surveys to determine the market value of the job.

•

During the year-end evaluation process, managers review and calibrate compensation for all employees on their team, in an effort to ensure equitableness around our pay practices and allow us to retain and reward our top talent.

Employee Engagement

•

Employee engagement and experience are extremely important at Equity Residential. In 2020, we decided to collect employee engagement feedback through frequent pulse surveys (instead of an annual survey like we have historically done), allowing us to check in more often and respond more immediately on employee feedback gathered, especially in light of hardships experienced by many on a personal level as a result of the COVID-19 pandemic and social unrest.

•	Senior leaders are assessed annually on their leadership results, which for 2020 was measured by the more frequent pulse survey scores, employee retention and diversity and inclusion efforts.
•

The pulse survey ratings from employees in 2020 demonstrated a favorable attitude toward leadership and highlighted our leaders’ ability to effectively lead through adversity.  Furthermore, the survey results reflected strong scores on our diversity and inclusion efforts.

Training and Development

•

We believe a successful workplace is one where employees constantly learn and grow.  Our internal Organization and Talent Development (“OTD”) team is interspersed throughout our markets and works regularly with employees to expand their knowledge and skills.  OTD develops and delivers a wide range of training and development opportunities, from tactical to strategic, face-to-face to virtual, social learning to self-directed learning, and more.  In 2020, each employee completed an average of 13 hours of dedicated learning at a Company expenditure of over $1,350 per employee.

Health, Safety and Wellness

•

Equity Residential is committed to providing the tools and resources to help our employees achieve total well-being.  Whether physical, financial, career, social or community well-being, Equity Residential offers benefits to help meet our employee needs.

•

Physical - Equity Residential is focused on providing benefits that help our employees achieve balance and address good health proactively, with coverage for emergencies and ongoing needs that can arise as well.  Long before healthcare reform, Equity Residential made a commitment to cover 100% of employee preventive care.  This commitment—and our robust and highly popular Vitality Wellness Program—has made proactive personal healthcare more accessible and manageable for employees, while encouraging ongoing healthy behaviors and rewarding employees for taking a proactive approach to their health.

•

Financial - These benefits and resources help our employees manage their money better today, while preparing for financial milestones and retirement in the future.  Financial peace of mind is at the core of these offerings, whether it’s our generous 401(k) match, basic and supplemental insurance to ensure our loved ones and possessions are cared for, rent discounts at our properties or additional savings and investment options like our employee share purchase plan.

•

Career - When employees move up in skill and experience, so does Equity Residential.  We encourage our employees to “test their limits,” push the boundaries of their comfort zones and seek new challenges through several learning resources and courses, in addition to tuition reimbursement.  We actively promote from within, and many senior corporate and property leaders have risen from entry level or junior positions.

•	Social and Community - We offer a number of benefits that foster social and community well-being, including paid time off to volunteer in our communities.
•

Throughout the COVID-19 pandemic, we have communicated regularly with employees and also released a comprehensive guide designed as a single place for employees to access information on critical benefits and resources.  A key focus included mental well-being to help employees better cope with the challenges to our work routines, our home routines and how we interact with our family, friends and community.

•

For nearly two years, we have partnered with Employees1st to provide financial relief via a crisis fund for employees struck by personal hardships or unforeseen disasters.  The Company contributed additional funds to the Employees1st crisis fund to further support employees who experienced hardship as a result of the COVID-19 pandemic.  We are proud that this program allows yet another avenue for us to tangibly demonstrate our One Team culture by ensuring that employees are safe and secure, especially during extreme or catastrophic circumstances.

•

For further discussion, please refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for the Company’s responses related to health and safety issues during the COVID-19 pandemic.

Competition

All of the Company’s properties are located in developed areas with multiple housing choices, including other multifamily properties.  The number of competitive housing choices or multifamily properties in a particular area could have a material effect on the Company’s ability to lease apartment units at its properties and on the rents charged.  The Company may be competing with other housing providers that have greater resources than the Company and whose managers have more experience than the Company’s managers.  In addition, other forms of rental properties and single-family housing provide housing alternatives to potential residents of multifamily properties.  See Item 1A, Risk Factors, for additional information with respect to competition.

Regulatory Considerations

See Item 1A, Risk Factors, for information concerning the potential effects of governmental regulations, including environmental regulations, on our operations.

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

Risks Related to the COVID-19 Pandemic

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations, cash flows and financial condition.

In March 2020, the World Health Organization declared COVID-19 a pandemic.  The outbreak has led governments and other authorities around the world, including federal, state and local authorities in the United States, to impose measures intended to control its spread, including restrictions on movement and business operations such as travel bans, border closings, business closures, quarantines, social distancing and shelter-in-place orders.  The COVID-19 pandemic has also caused, and may likely continue to cause, severe economic, market and other disruptions worldwide.  There can be no assurance that conditions will not continue to deteriorate as a result of the pandemic.

The impact of the COVID-19 pandemic and measures to prevent its spread could materially negatively impact our business, results of operations, financial condition and liquidity in a number of ways, including:

•	A decrease in our rental revenues or increase in related reserves and write-offs as a potential result of:
•	The deterioration of global economic conditions as a result of the pandemic may ultimately decrease occupancy levels and pricing across our portfolio as residents reduce or defer their spending;
•	Our residents’ and tenants’ ability to pay their rent on time or at all;
•	Changes in the demand for multifamily properties within our markets;
•

Our geographic concentrations, especially in our dense urban communities which often makes social distancing more difficult, may experience longer periods of economic disruption due to delays in business re-openings and/or required re-closures, as a result of which we may be more susceptible to the impact of COVID-19;

•

Changes in resident preferences, including changes due to increased employer flexibility to work from home, making current or prospective residents less likely to want to live in dense urban centers where we own many of our properties or to want to live in denser forms of multifamily housing like the high-rise or mid-rise housing the Company owns;

•	The concessions made, and those that continue to be made, to residents’ rent obligations, which may not be on terms as favorable to us as those currently in place;
•	The costs we may incur in protecting our investments and releasing our properties as a result of resident or tenant nonpayment, default or bankruptcy;
•

The risk that local and national authorities may expand or extend certain measures imposing restrictions on our ability to enforce residents’ or tenants’ contractual rental obligations (such as eviction moratoriums or rental forgiveness) and limit our ability to raise rents or charge certain fees;

•

The risk that local and national authorities may not pass, extend or may reduce government stimulus and relief programs which may be providing or would provide benefits to our residents (or employers of our residents) and tenants;

•

Restrictions inhibiting our employees’ ability to meet with existing and potential residents has disrupted and could in the future further disrupt our ability to lease apartments which could adversely impact our rental rate and occupancy levels; and

•

Non-residential operations in our apartment buildings are particularly vulnerable to the effects from the COVID-19 pandemic, which we expect may adversely impact their operations and, in turn, could result in an increase in tenant/garage operator defaults, rent deferrals/abatements and rent reductions.

•	Our properties may also incur significant operating expenses related to shelter-in-place orders, quarantines and social distancing requirements, such as higher cleaning or other related costs;
•

The risk that our access to capital at attractive terms may be diminished due to, among other factors: (i) potential disruptions in the long-term debt and commercial paper markets; (ii) the risk that a prolonged economic slowdown or recession could negatively impact our lending counterparties; and (iii) reductions in the Company’s credit ratings as a result of a protracted and more severe deterioration in our operations due to the pandemic;

•	The risk of a prolonged outbreak and/or multiple waves of an outbreak of the pandemic:
a)	could cause long-term damage to economic conditions, which in turn could cause material declines in the fair value of our assets, leading to asset impairment charges; and,
b)	could cause an adverse impact on our future financial results, cash flows and financial condition and therefore our ability to pay dividends;
•	A general decline in the real estate market or demand for real estate transactions could hinder our ability to acquire or dispose of properties, including through our joint ventures;
•

The risk of delays in our development and renovation projects due to construction moratoriums, governmental movement restrictions, social distancing requirements, the closure of many permitting and inspection agencies and disruptions in the supply of construction materials or other products due to problems in the supply chain or otherwise;

•	A possible further decline in the price of our common shares due to a prolonged economic recession or other impacts described herein;
•	Increased risks of potential cyber attacks due to an increased reliance on remote working and other electronic interactions with our current and prospective residents; and
•

Potential inability to maintain adequate staffing at our properties and corporate/regional offices due to shelter-in-place orders, an outbreak at one or more of our properties or corporate/regional offices and/or the continued duration or expansion of the pandemic.

The extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments including the duration, spread and intensity of the outbreak and the rollout and effectiveness of vaccines, all of which are uncertain and difficult to predict.  To the extent the COVID-19 pandemic adversely affects our business, results of operations, cash flows and financial condition, it may also have the effect of heightening many of the other risks described below.  Due to the speed with which the situation is continuing to develop, we are not able at this time to estimate the effect of these factors on our business, but the adverse impact on our business, results of operations, cash flows and financial condition could be material.

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

Investing in real estate is subject to varying degrees and types of risk. While we seek to mitigate these risks through various strategies, including geographic diversification, market research and proactive asset management, among other techniques, these risks cannot be eliminated. Factors that may impact cash flows and real estate values include, but are not limited to:

•	Local economic conditions, particularly oversupply or reductions in demand;
•	National, regional and local political climates, governmental fiscal health and governmental policies;
•	The inability or unwillingness of residents to pay rent increases;
•	Increases in our operating expenses;
•	Cost and availability of labor and materials required to maintain our properties at acceptable standards;
•	Availability of attractive financing opportunities;
•	Changes in social preferences; and
•	Additional risks that are discussed below.

The geographic concentration of our properties could have an adverse effect on our operations.

The Company’s properties are concentrated in our primarily coastal markets and located in and around dynamic cities that we believe attract high quality long-term renters.

If one or more of our markets is unfavorably impacted by specific economic conditions, local real estate conditions, increases in social unrest, increases in real estate and other taxes, reduced quality of life, deterioration of local or state government health, rent control or stabilization laws, localized environmental issues or natural/man-made disasters, the impact of such conditions may have a more negative impact on our results of operations than if our properties were more geographically diverse.

Within its primarily coastal markets, the Company is also concentrated in certain dense urban and suburban submarkets.  To the extent that these markets or submarkets within these markets become less desirable to operate in, including changes in multifamily housing supply and demand, our results of operations could be more negatively impacted than if we were more diversified within our markets or invested in a greater number of markets.

For example, the urban core submarkets of New York City, San Francisco, CA and Boston, MA, have been more adversely impacted by the COVID-19 pandemic in comparison to our other markets. Due to our concentrations in these submarkets, we have experienced larger decreases in rental income from elevated rent concessions and lower occupancy than we might have otherwise.

Failure to generate sufficient revenue could limit our ability to make financing payments or distributions to security holders.

A decrease in cash flows due to declines in rental revenue could negatively affect our ability to make financing payments and distributions to our security holders. Significant expenditures associated with each property, such as real estate taxes, insurance, utilities, maintenance costs and employee wages and benefits, may also negatively impact cash flows, and these expenditures may not decline as quickly or at the same rate as revenues when circumstances might cause a reduction of those revenues at our properties.

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

Additionally, our properties face competition for residents as a result of technology innovation. Therefore, we may not be able to retain residents or attract new residents if we are unable to identify and cost effectively implement new, relevant technologies and to keep up with constantly changing resident demand for the latest innovations.

The short-term nature of apartment leases exposes us more quickly to the effects of declining market rents, potentially making our revenue more volatile.

Generally, our residential apartment leases are for twelve months or less.  If the terms of the renewal or reletting are less favorable than current terms, then the Company’s results of operations and financial condition could be negatively affected. Given our generally shorter-term lease structure, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.

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

We intend to actively acquire, develop and renovate multifamily operating properties as part of our business strategy.  Newly acquired, developed or renovated properties may not perform as we expect.  We may also overestimate the revenue (or underestimate the expenses) that a new or repositioned project may generate.  The occupancy rates and rents at these properties may fail to meet the expectations underlying our investment.  Development and renovations are subject to greater uncertainties and risks due to complexities and lead time in estimating costs.  We may underestimate the costs necessary to operate an acquired property to the standards established for its intended market position.  We may also underestimate the costs to complete a development property or to complete a renovation.

Construction risks on our development projects could affect our profitability.

We intend to continue to develop multifamily properties as part of our business strategy.  Development often includes long planning and entitlement timelines, subjecting the project to changes in market conditions.  It can involve complex and costly activities, including significant environmental remediation or construction work in our markets.  We may also experience an increase in costs due to general disruptions that affect the cost of labor and/or materials, such as trade disputes, tariffs, labor unrest and/or geopolitical conflicts.  We may abandon opportunities that we have already begun to explore for a number of reasons, and as a result, we may fail to recover expenses or option payments already incurred in exploring those opportunities.  We may also be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third-party permits and authorizations.  These and other risks inherent in development projects could result in increased costs or the delay or abandonment of opportunities.

Because real estate investments are illiquid, we may not be able to sell properties when appropriate.

Real estate investments generally cannot be sold quickly.  We may not be able to reconfigure our portfolio promptly in response to changing economic or other conditions.  We may be unable to consummate such dispositions in a timely manner, on attractive terms, or at all.  In some cases, we may also determine that we will not recover the carrying amount of the property upon disposition.  This inability to reallocate our capital promptly could negatively affect our financial condition, including our ability to make distributions to our security holders.

The Company’s real estate assets may be subject to impairment charges.

A decline in the fair value of our assets may require us to recognize an impairment against our assets under accounting principles generally accepted in the United States (“GAAP”) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery of the depreciated cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write-down the depreciated cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize material asset impairment charges in the future, these charges could adversely affect our financial condition and results of operations.

We are subject to risks involved in real estate activity through joint ventures.

We currently, and may continue to in the future, develop and acquire properties in joint ventures with other persons or entities.  Joint ventures create risks including the following:

•	The possibility that our partners might refuse or be financially unable to make capital contributions when due and therefore we may be forced to make contributions to protect our investments;
•	We may be responsible to our partners for indemnifiable losses;
•	Our partners might at any time have business or economic goals that are inconsistent with ours; and
•	Our partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests.

At times we have entered into agreements providing for joint and several liability with our partners.  We also have in the past and could choose in the future to guarantee part of or all of certain joint venture debt.  We and our respective joint venture partners may each have the right to trigger a buy-sell arrangement that could cause us to sell our interest, or acquire our partner's interest, at a time or price that is unfavorable to us.  In some instances, joint venture partners may also have competing interests or objectives that could create conflicts of interest similar to those noted above. These objectives may be contrary to our compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures do not operate in compliance with those requirements. To the extent our partners do not meet their obligations to us or our joint ventures, or they take actions inconsistent with the interests of the joint venture, it could have a negative effect on our results of operations and financial condition, including distributions to our security holders.

Corporate social responsibility, specifically related to ESG, may impose additional costs and expose us to new risks.

Sustainability, social and governance evaluations remain highly important to investors and other stakeholders. Certain organizations that provide corporate governance and other corporate risk advisory services to investors have developed scores and ratings to evaluate companies and investment funds based upon ESG metrics. Many investors focus on positive ESG-related business practices and scores when choosing to allocate their capital and may consider a company's score as a reputational or other factor in making an investment decision. Investors' increased focus and activism related to ESG and similar matters may constrain our business operations or increase expenses. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of ESG factors. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. Although we have generally scored highly in these metrics to date, there can be no assurance that we will continue to score highly in the future. In addition, the criteria by which companies are rated for ESG efforts may change, which could cause us to receive lower scores than in previous years. A low ESG score could result in a negative perception of the Company, exclusion of our securities from consideration by certain investors who may elect to invest with our competition instead and/or cause investors to reallocate their capital away from the Company, all of which could have an adverse impact on the price of our securities.

Risks Related to our Financing Strategy and Capital Structure

Disruptions in the financial markets could hinder our ability to obtain debt and equity financing and impact our acquisitions and dispositions.

Dislocations and disruptions in capital markets could result in increased costs or lack of availability of debt financing (including under our commercial paper program) and equity financing.  Such events may affect our ability to refinance existing debt, require us to utilize higher cost alternatives and/or impair our ability to adjust to changing economic and business conditions.  Capital market disruptions could negatively impact our ability to make acquisitions or make it more difficult or not possible for us to sell properties or may unfavorably affect the price we receive for properties that we do sell.  Such disruptions could cause the price of our securities to decline.

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

A significant downgrade in our credit ratings, while not affecting our ability to draw proceeds under the Company’s revolving credit facility, would cause the corresponding borrowing costs to increase, impact our ability to borrow secured and unsecured debt, and potentially impair our ability to access the commercial paper market or otherwise limit our access to capital.  In addition, a downgrade below investment grade would likely cause us to lose access to the commercial paper markets and would require us to post cash collateral and/or letters of credit in favor of some of our secured lenders to cover our self-insured property and liability insurance deductibles or to obtain lower deductible insurance compliant with the lenders’ requirements at the lower ratings level.

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

Regulatory and Tax Risks

The adoption of, or changes, in rent control or rent stabilization regulations and eviction regulations in our markets could have an adverse effect on our operations and property values.

A growing number of state and local governments have enacted and may continue to consider enacting and/or expanding rent control or rent stabilization regulations, which have limited and could continue to limit in broadening ways our ability to raise rents or charge certain fees, either of which could have a retroactive effect. We continue to see increases in governments considering or being urged by advocacy groups to consider rent forgiveness, rent control or rent stabilization regulations or expand coverage of existing regulations in our markets.  These regulations may also make changes to and/or expand eviction and other tenants’ rights regulations that may limit our ability to enforce residents’ or tenants’ contractual rental obligations (such as eviction moratoriums), pursue collections or charge certain fees, which could have an adverse impact on our operations and property values.

Compliance or failure to comply with regulatory requirements could result in substantial costs.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements, building and zoning codes and federal, state and local accessibility requirements, including and in addition to those imposed by the Americans with Disabilities Act and the Fair Housing Act. Noncompliance could result in fines, subject us to lawsuits and require us to remediate or repair the noncompliance. Existing requirements could change and compliance with future requirements may require significant unanticipated expenditures that could adversely affect our financial condition or results of operations.

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

If we fail to qualify as a REIT, we would be subject to U.S. federal income tax at regular corporate rates (including, for years prior to 2018, any alternative minimum tax) and would have to pay significant income taxes unless the Internal Revenue Service (“IRS”) granted us relief under certain statutory provisions.  In addition, we would remain disqualified from taxation as a REIT for four years following the year in which we failed to qualify as a REIT.  We would therefore have less money available for investments or for distributions to security holders and would no longer be required to make distributions to security holders.  This would likely have a significant negative impact on the value of our securities.

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

Any gain resulting from transfers of properties we hold as inventory or primarily for sale to customers in the ordinary course of business is treated as income from a prohibited transaction subject to a 100% penalty tax unless certain safe harbor exceptions set forth in the Code apply.  We do not believe that our transfers or disposals of property are prohibited transactions.  However, whether property is held for investment purposes is a question that depends on all the facts and circumstances surrounding the particular transaction.  The IRS may contend that certain transfers or dispositions of properties by us or contributions of properties are prohibited transactions.  While we believe the IRS would not prevail in any such dispute, if the IRS were to argue successfully that a transfer or disposition of property constituted a prohibited transaction, we would be required to pay a 100% penalty tax on any gain allocable to us from the prohibited transaction.  In addition, income from a prohibited transaction might adversely affect our ability to satisfy the income tests for qualification as a REIT.

We may be subject to legislative or regulatory tax changes that could negatively impact our financial condition.

At any time, U.S. federal income tax laws governing REITs or impacting real estate or the administrative interpretations of those laws may be enacted or amended. We cannot predict if or when any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, IRS and U.S. Department of Treasury regulations or other administrative guidance, will be adopted or become effective and any such law, regulation or interpretation may take effect retroactively.  The Company and our shareholders could be negatively impacted by any such change in, or any new, U.S. federal income tax law, regulations or administrative guidance.

Distribution requirements may limit our flexibility to manage our portfolio.

In order to maintain qualification as a REIT under the Code, a REIT must annually distribute to its shareholders at least 90% of its REIT taxable income, excluding the dividends paid deduction and net capital gains.  To the extent the REIT does not distribute all its net capital gain, or distributes at least 90%, but less than 100% of its REIT taxable income, it will be required to pay regular U.S. federal income tax on the undistributed amount at corporate rates.  In addition, we will be subject to a 4% nondeductible excise tax on amounts, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains and 100% of our undistributed income from prior years.  We may not have sufficient cash or other liquid assets to meet the 90% distribution requirement. We may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received.  We may incur a reduction in tax depreciation without a reduction in capital expenditures.  Difficulties in meeting the 90% distribution requirement might arise due to competing demands for our funds or due to timing differences between tax reporting and cash distributions, because deductions may be disallowed, income may be reported before cash is received, expenses may have to be paid before a deduction is allowed or because the IRS may make a determination that adjusts reported income.  In addition, gain from the sale of property may exceed the amount of cash received on a leverage-neutral basis.  A substantial increase to our taxable income may reduce the flexibility of the Company to manage its portfolio through dispositions of properties other than through tax deferred transactions or cause the Company to borrow funds or liquidate investments on unfavorable terms in order to meet these distribution requirements. If we fail to satisfy the 90% distribution requirement and are unable to cure the deficiency, we would cease to be taxed as a REIT, resulting in substantial tax-related liabilities.

We have a share ownership limit for REIT tax purposes.

To remain qualified as a REIT for U.S. federal income tax purposes, not more than 50% in value of our outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any year.  To facilitate maintenance of our REIT qualification, our Declaration of Trust, subject to certain exceptions, prohibits ownership by any single shareholder of more than five percent of the lesser of the number or value of any outstanding class of common or preferred shares (the “Ownership Limit”).  Absent an exemption or waiver granted by our Board of Trustees, securities acquired or held in violation of the Ownership Limit will be transferred to a trust for the exclusive benefit of a designated charitable beneficiary, and the security holder’s rights to distributions and to vote would terminate.  A transfer of Shares may automatically be deemed void if it causes a person to violate the Ownership Limit.  The Ownership Limit could delay or prevent a change in control and, therefore, could affect our security holders’ ability to realize a premium over the then-prevailing market price for their Shares.  To reduce the ability of the Board to use the Ownership Limit as an anti-takeover device, the Company’s Ownership Limit requires, rather than permits, the Board to grant a waiver of the Ownership Limit if the individual seeking a waiver demonstrates that such ownership would not jeopardize the Company’s status as a REIT.

Tax elections regarding distributions may impact future liquidity of the Company or our shareholders.

Under certain circumstances we have made and/or may consider making in the future, a tax election to treat certain distributions to shareholders made after the close of a taxable year as having been distributed during such closed taxable year.  This election, which is provided for in the Code, may allow us to avoid increasing our dividends or paying additional income taxes in the current year.  However, this could result in a constraint on our ability to decrease our dividends in future years without creating risk of either violating the REIT distribution requirements or generating additional income tax liability. In addition, the Company may be required to pay interest to the IRS based on such a distribution.

In order to retain liquidity and continue to satisfy the REIT distribution requirements, the Company could issue shares rather than pay a dividend entirely in cash to shareholders. The IRS has published several rulings which have allowed REITs to offer shareholders the choice between shares or cash as a form of payment of a dividend (an “elective stock dividend”).  However, REITs are generally required to structure the cash component to be no less than 20% of the total dividend paid.  Therefore, it is possible that the total tax burden to shareholders resulting from an elective stock dividend may exceed the amount of cash received by the shareholder.

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

General Risk Factors

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

Despite system redundancy, the implementation of security measures, required employee awareness training and the existence of a disaster recovery plan for our internal information technology systems, our systems and systems maintained by third-party vendors with which we do business are vulnerable to damage from any number of sources.  We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, phishing attempts, ransomware or other scams, persons inside our organization or persons/vendors with access to our systems and other significant disruptions of our information technology networks and related systems, including property infrastructure.  Our information technology networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations.  Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.  Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

We collect and hold personally identifiable information of our residents and prospective residents in connection with our leasing activities, and we collect and hold personally identifiable information of our employees and their dependents.  In addition, we engage third-party service providers that may have access to such personally identifiable information in connection with providing necessary information technology, security and other business services to us.  The systems of our third-party service providers may contain defects in design or other problems that could unexpectedly compromise personally identifiable information.  Although we make efforts to maintain the security and integrity of our information technology networks and those of our third-party providers and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

A breach or significant and extended disruption in the function of our systems, including our primary website, could damage our reputation and cause us to lose residents and revenues, result in a violation of applicable privacy and other laws, generate third-party claims, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personally identifiable and confidential information and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues.  We may not be able to recover these expenses in whole or in any part from our service providers, our insurers or any other responsible parties.  As a result, there can be no assurance that our financial results would not be negatively impacted.

We are also subject to laws, rules, and regulations in the United States, such as the California Consumer Privacy Act (“CCPA”), relating to the collection, use, and security of resident, customer, employee and other data. Evolving compliance and operational requirements under the CCPA and the privacy laws of other jurisdictions in which we operate may impose significant costs that are likely to increase over time. Our failure to comply with laws, rules, and regulations related to privacy and data protection could harm our business or reputation or subject us to fines and penalties.

The Audit Committee is primarily responsible for oversight of the risk management process related to cybersecurity and typically meets no less often than annually with Company information technology personnel to discuss recent trends in cyber risks and the Company’s strategy to defend its business systems and information against cyber attacks as well as the Company’s efforts to comply with data privacy laws such as the CCPA.

Our business and operations rely on specialized information technology systems, the failure of or inadequacy of which could impact our business.

Our ability to identify, implement and maintain appropriate information technology systems differentiates and creates competitive advantages for us in the operations of our business.  These systems often are developed and hosted by third party vendors whom we rely upon for ongoing maintenance, upgrades and enhancements.  While we maintain a rigorous process around selecting appropriate information technology systems and partnering with vendors, our failure to adequately do so could negatively impact our operations and competitive position.

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

The Company relies on third-party insurance providers for its property, general liability, workers compensation and other insurance, and should any of them experience liquidity issues or other financial distress, it could negatively impact their ability to pay claims under the Company’s policies.

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

Catastrophic weather and natural disaster risk:  Our properties may be located in areas that could experience catastrophic weather and other natural disasters from time to time, including wildfires, snow or ice storms, windstorms or hurricanes, flooding or other severe disasters.  These severe weather and natural disasters could cause substantial damages or losses to our properties which may not be covered or could exceed our insurance coverage.  Exposure to this risk could also result in a decrease in demand for properties located in these areas or affected by these conditions.

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

Certain provisions of our Declaration of Trust and Bylaws may delay or prevent a change in control of the Company or other transactions that could provide the security holders with a premium over the then-prevailing market price of their securities or which might otherwise be in the best interest of our security holders.  This includes the Ownership Limit described above.  While our existing preferred shares/preference units do not have all of these provisions, any future series of preferred shares/preference units may have certain voting provisions that could delay or prevent a change in control or other transactions that might otherwise be in the interest of our security holders.  Our Bylaws require certain information to be provided by any security holder, or persons acting in concert with such security holder, who proposes business or a nominee at an annual meeting of shareholders, including disclosure of information related to hedging activities and investment strategies with respect to our securities.  These requirements could delay or prevent a change in control or other transactions that might otherwise be in the interest of our security holders.  The Board of Trustees may use its powers to issue preferred shares and to set the terms of such securities to delay or prevent a change in control of the Company even if a change in control were in the interest of the security holders.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2020, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 304 properties located in 9 states and the District of Columbia consisting of 77,889 apartment units.  See Item 1, Business, for additional information regarding the Company’s properties and the markets/metro areas upon which we are focused.  The Company’s properties are summarized by building type in the following table:

Type	Properties	Apartment Units	Average Apartment Units
Garden	102	25,791	253
Mid/High-Rise	202	52,098	258
	304	77,889	256

The Company’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	287	74,328
Master-Leased Property – Consolidated	1	162
Partially Owned Properties – Consolidated	16	3,399
	304	77,889

The following table sets forth certain information by market relating to the Company’s properties at December 31, 2020:

Portfolio Summary
Markets/Metro Areas	Properties	Apartment Units	% of Stabilized Budgeted NOI (1)	Average Rental Rate (2)
Los Angeles	72	16,603	21.5%	$2,458
Orange County	13	4,028	5.4%	2,222
San Diego	11	2,706	3.8%	2,373
Subtotal – Southern California	96	23,337	30.7%	2,407

San Francisco	48	12,707	18.3%	3,053
Washington D.C.	47	14,731	17.2%	2,387
Seattle	46	9,454	11.4%	2,349
New York	37	9,606	11.3%	3,617
Boston	25	6,430	9.4%	2,958
Denver	5	1,624	1.7%	2,003
Total	304	77,889	100.0%	$2,680

Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

(1)

% of Stabilized Budgeted NOI - Represents original budgeted 2021 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(2)

Average Rental Rate - Total residential rental revenues reflected on a straight-line basis in accordance with GAAP divided by the weighted average occupied apartment units for the reporting period presented.

As of December 31, 2020, the Company’s same store occupancy was 94.4% and its total portfolio-wide occupancy, which includes completed development properties in various stages of lease-up, was 94.2%.  Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation.  Garden-style are generally defined as properties with two and/or three story buildings while mid-rise/high-rise are defined as properties with greater than three story buildings.  These two property types typically provide residents with amenities, such as rooftop decks and swimming pools, fitness centers and community rooms.  In addition, many of our urban properties have non-residential components, such as parking garages and/or retail spaces.

The properties currently in various stages of development and lease-up at December 31, 2020, all of which are consolidated, are included in the following table:

Development and Lease-Up Projects as of December 31, 2020
(Amounts in thousands except for project and apartment unit amounts)
			Total	Total	Total Book
		No. of	Budgeted	Book	Value Not			Estimated/Actual
		Apartment	Capital	Value	Placed in	Total	Percentage	Initial	Completion	Stabilization	Percentage	Percentage
Projects	Location	Units	Cost (1)	to Date	Service	Debt	Completed	Occupancy	Date	Date	Leased	Occupied
Projects Under Development - Wholly Owned:
Alcott Apartments (fka West End Tower)	Boston, MA	470	$409,749	$267,783	$267,783	$—	67%	Q2 2021	Q3 2021	Q1 2023	—	—
The Edge (fka 4885 Edgemoor Lane) (2)	Bethesda, MD	154	75,271	52,312	52,312	—	70%	Q3 2021	Q3 2021	Q3 2022	—	—
Projects Under Development Wholly Owned		624	485,020	320,095	320,095	—
Projects Under Development - Partially Owned:
Aero Apartments (3)	Alameda, CA	200	117,794	91,039	91,039	31,494	78%	Q1 2021	Q2 2021	Q2 2022	—	—
Projects Under Development Partially Owned		200	117,794	91,039	91,039	31,494
Total Projects Under Development		824	$602,814	$411,134	$411,134	$31,494
Land Held for Development		N/A	N/A	$86,170	$86,170	$—

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

(2)	The Edge – The land under this project is subject to a long-term ground lease. This project is adjacent to an existing apartment property owned by the Company.
(3)

Aero Apartments – This development project is owned 90% by the Company and 10% by a third-party partner in a joint venture consolidated by the Company. Construction is being partially funded with a construction loan that is non-recourse to the Company. The joint venture partner has funded $4.7 million for its allocated share of the project equity and serves as the developer of the project.

Item 3. Legal Proceedings

As of December 31, 2020, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Share/Unit Information (Equity Residential and ERP Operating Limited Partnership)

The Company’s Common Shares trade on the New York Stock Exchange under the trading symbol EQR.  There is no established public market for the Operating Partnership’s Units (OP Units and restricted units).  At February 12, 2021, the number of record holders of Common Shares was approximately 1,950 and 372,663,215 Common Shares were outstanding.  At February 12, 2021, the number of record holders of Units in the Operating Partnership was approximately 475 and 386,705,589 Units were outstanding.

Unregistered Common Shares Issued in the Quarter Ended December 31, 2020 (Equity Residential)

During the quarter ended December 31, 2020, EQR issued 22,768 Common Shares in exchange for 22,768 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to the Company’s Common Shares that may be issued under its existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	5,642,752	$56.91	13,136,526
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)

The amounts shown in columns (a) and (b) of the above table do not include 353,634 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company’s 2011 Share Incentive Plan, as amended (the “2011 Plan”), and 2019 Share Incentive Plan, as amended (the “2019 Plan”), and outstanding Common Shares that have been purchased by employees and trustees under the Company’s ESPP.

(2)	Includes 10,512,390 Common Shares that may be issued under the 2019 Plan and 2,624,136 Common Shares that may be sold to employees and trustees under the ESPP.

On June 27, 2019, the shareholders of EQR approved the Company's 2019 Plan and the Company has filed a Form S-8 registration statement to register 11,331,958 Common Shares under this plan. As of December 31, 2020, 10,512,390 shares were available for future issuance. In conjunction with the approval of the 2019 Plan, no further awards may be granted under the 2011 Plan. The 2019 Plan expires on June 27, 2029.

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis, with ERPOP receiving the net cash proceeds of such issuances.

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the results of operations and financial condition of the Company and the Operating Partnership should be read in connection with the Consolidated Financial Statements and Notes thereto.  Due to the Company’s ability to control the Operating Partnership and its subsidiaries, the Operating Partnership and each such subsidiary entity has been consolidated with the Company for financial reporting purposes, except for any unconsolidated properties/entities.  Capitalized terms used herein and not defined are as defined elsewhere in this Annual Report on Form 10-K.  In addition, please refer to the Definitions section below for various capitalized terms not immediately defined in this Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Forward-looking statements are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations, estimates, projections and assumptions made by management.  While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Many of these uncertainties and risks are difficult to predict and beyond management’s control, such as the current COVID-19 pandemic (see below for further discussion).  Forward-looking statements are not guarantees of future performance, results or events.  The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements.

In addition, these forward-looking statements are subject to risks related to the COVID-19 pandemic, many of which are unknown, including the duration and severity of the pandemic, the extent of the adverse health impact on the general population and on our residents, customers and employees in particular, its impact on the employment rate and the economy and the corresponding impact on our residents’ and tenants’ ability to pay their rent on time or at all, the impact on resident housing preferences especially for urban apartment living, the extent and impact of governmental responses, the rollout and effectiveness of vaccines and the impact of operational changes we have implemented and may implement in response to the pandemic.

Additional factors that might cause such differences are discussed in Part I of this Annual Report on Form 10-K, particularly those under Item 1A, Risk Factors.

Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report.  The 2021 guidance assumptions disclosed throughout this Item 7 are based on current expectations and are forward-looking.

Overview

See Item 1, Business, for discussion regarding the Company’s overview.

Business Objectives and Operating and Investing Strategies

See Item 1, Business, for discussion regarding the Company’s business objectives and operating and investing strategies.

COVID-19 Impact

On March 11, 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic.  The continued rapid development and fast-changing nature of the COVID-19 pandemic creates many unknowns that have had and could continue to have a significant future impact on the Company.  Its duration, severity and the extent of the adverse health impact on the general population, our residents and employees, the rollout and effectiveness of vaccines and the potential long-term changes in customer preferences for living in our communities, are among the many unknowns.  These, among other items, have impacted the economy, the unemployment rate and our operations and could materially affect our future consolidated results of operations, financial condition, liquidity, investments and overall performance.  For additional details, see Item 1A, Risk Factors.

We have been supporting our residents and employees during the COVID-19 pandemic by:

•

Utilizing technology to allow our property teams to interact remotely with current and prospective residents, including a new touchless leasing process and a service process designed to limit in-person contact;

•	Successfully implementing changes to the physical layout of our properties and remaining focused on further enhancing our existing commitment to health and safety during the pandemic;

•	Continuing to provide additional paid leave for employees impacted by the pandemic and in 2020 paid special bonuses to certain on-site employees in recognition of their significant efforts;
•	Continuing to support our corporate and regional employees by allowing them to work remotely during the pandemic; and
•	Offering an extensive outreach process for residents and tenants financially impacted by the pandemic, including creating payment plans to assist them, among other support efforts.

While the pandemic remains a significant health threat, cities continue to work towards safely re-opening their economies and to managing closures in ways that create the least amount of economic impact.  We expect that employers will bring back employees to their offices deliberately and safely.  We believe proximity to employment and to entertainment and social amenities in urban centers will continue to have value.  Employers also continue to invest in the future, committing to long-term office obligations in our markets where they continue to create collaborative work environments.

During the year ended December 31, 2020, the Company collected approximately 97% of its expected Residential revenues in the second, third and fourth quarters of 2020.  We believe that 2021 will be a year of recovery for the Company.  Operating trends are improving and we believe that the first half of 2021 will be the low point in our financial results.  Our affluent, well-employed resident base remains drawn to our nation’s great cities and we expect demand to accelerate and pricing to continue to improve as vaccines are widely administered and cities become more active.

Results of Operations

2020 and 2019 Transactions

In conjunction with our business objectives and operating and investing strategies, the following tables provide a rollforward of the transactions that occurred during the years ended December 31, 2020 and 2019:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2019	309	79,962
Acquisitions:
Consolidated Rental Properties – Not Stabilized (1)	1	158	$48,860	4.7%
			Sales Price	Disposition Yield
Dispositions:
Consolidated:
Rental Properties	(6)	(2,231)	$(1,066,861)	(4.5)%
Land Parcels	—	—	$(55,510)
12/31/2020	304	77,889

(1)	The Company acquired one property in the third quarter of 2020 that is in lease-up and is expected to stabilize in its second year of ownership.

The consolidated property acquired was located in the Seattle market.  The consolidated properties disposed of were located in the Phoenix, San Diego, San Francisco and Washington D.C. markets and the sales generated an Unlevered IRR of 10.2%.

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

The Company’s guidance assumes consolidated rental acquisitions will be approximately equal to consolidated rental dispositions for the full year ending December 31, 2021.  We currently budget spending approximately $220.0 million on development costs during the year ending December 31, 2021, primarily for properties currently under construction.  Certain of these costs are expected to be funded by third-party construction mortgages and joint venture partner obligations.  Work at all of our development projects continues with no material delays after some construction disruptions due to COVID-19.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both 2020 and 2019 (the “2020 Same Store Properties”), which represented 73,585 apartment units, impacted the Company’s results of operations.  The 2020 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the year ended December 31, 2020:

	Year Ended December 31, 2020
	Properties	Apartment Units
Same Store Properties at December 31, 2019	279	71,830
2017 acquisitions	2	510
2018 acquisitions	5	1,461
2020 dispositions	(6)	(2,231)
Lease-up properties stabilized	5	2,015
Same Store Properties at December 31, 2020	285	73,585

	Year Ended December 31, 2020
	Properties	Apartment Units
Same Store	285	73,585
Non-Same Store:
2020 acquisitions	1	158
2019 acquisitions	13	3,540
Master-Leased properties (1)	1	162
Lease-up properties not yet stabilized (2)	3	443
Other	1	1
Total Non-Same Store	19	4,304
Total Properties and Apartment Units	304	77,889

Note: Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

(1)	Consists of one property containing 162 apartment units that is wholly owned by the Company where the entire project is master-leased to a third-party corporate housing provider.
(2)	Consists of properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Year Ended December 31,
	2020	2019
Operating income	$1,317,990	$1,356,160
Adjustments:
Property management	93,825	95,344
General and administrative	48,305	52,757
Depreciation	820,832	831,083
Net (gain) loss on sales of real estate properties	(531,807)	(447,637)
Total NOI	$1,749,145	$1,887,707
Rental income:
Same store	$2,419,018	$2,519,235
Non-same store/other	152,687	181,456
Total rental income	2,571,705	2,700,691
Operating expenses:
Same store	773,479	757,502
Non-same store/other	49,081	55,482
Total operating expenses	822,560	812,984
NOI:
Same store	1,645,539	1,761,733
Non-same store/other	103,606	125,974
Total NOI	$1,749,145	$1,887,707

The following table provides comparative total same store results and statistics for the 2020 Same Store Properties:

2020 vs. 2019

Same Store Results/Statistics Including 73,585 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

2020								2019
	Residential	% Change	Non- Residential		% Change	Total	% Change		Residential	Non- Residential	Total
Revenues	$2,356,344	(2.9%)	$62,674	(1)	(33.2%)	$2,419,018	(4.0%)	Revenues	$2,425,471	$93,764	$2,519,235
Expenses	$751,504	2.1%	$21,975		3.5%	$773,479	2.1%	Expenses	$736,279	$21,223	$757,502
NOI	$1,604,840	(5.0%)	$40,699		(43.9%)	$1,645,539	(6.6%)	NOI	$1,689,192	$72,541	$1,761,733

Average Rental Rate	$2,809	(1.5%)						Average Rental Rate	$2,852
Physical Occupancy	95.1%	(1.3%)						Physical Occupancy	96.4%
Turnover	52.3%	2.5%						Turnover	49.8%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

(1)

Changes in same store Non-Residential revenues are primarily driven by the deferral/abatement of rents, higher bad debt, lower parking income and the non-cash write-off of $12.9 million of Non-Residential straight-line lease receivables predominantly in the third quarter of 2020.

The following table provides results and statistics related to our Residential same store operations for the years ended December 31, 2020 and 2019:

2020 vs. 2019

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	2020 % of Actual NOI	2020 Average Rental Rate	2020 Weighted Average Physical Occupancy %	2020 Turnover	Revenues	Expenses	NOI	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	15,968	20.1%	$2,547	95.5%	51.9%	(3.1%)	0.8%	(4.8%)	(2.4%)	(0.7%)	(2.5%)
Orange County	4,028	5.0%	2,252	96.7%	45.3%	0.2%	0.8%	0.0%	0.0%	0.2%	(6.5%)
San Diego	2,706	3.5%	2,374	97.0%	49.0%	1.4%	1.6%	1.3%	1.0%	0.4%	(6.0%)
Subtotal – Southern California	22,702	28.6%	2,473	95.9%	50.4%	(2.1%)	0.9%	(3.2%)	(1.7%)	(0.4%)	(3.6%)

San Francisco	12,183	20.6%	3,234	94.7%	55.3%	(3.9%)	3.0%	(6.1%)	(2.5%)	(1.3%)	4.2%
Washington D.C.	13,711	16.5%	2,444	95.7%	49.9%	(0.6%)	0.9%	(1.2%)	0.4%	(0.9%)	3.2%
New York	9,475	13.3%	3,826	93.0%	50.9%	(6.2%)	3.3%	(13.2%)	(2.4%)	(3.7%)	12.1%
Seattle	8,442	10.4%	2,433	95.5%	53.6%	(0.3%)	3.9%	(1.8%)	0.7%	(0.9%)	(0.7%)
Boston	6,346	9.8%	3,100	94.2%	56.3%	(3.3%)	0.6%	(4.8%)	(1.2%)	(2.0%)	9.0%
Denver	726	0.8%	2,101	94.5%	70.8%	(2.4%)	2.9%	(4.3%)	(1.0%)	(1.6%)	4.7%

Total	73,585	100.0%	$2,809	95.1%	52.3%	(2.9%)	2.1%	(5.0%)	(1.5%)	(1.3%)	2.5%

Note: The above table reflects Residential same store results only.  Residential operations account for approximately 97.3% of total revenues for the year ended December 31, 2020.

The following table includes select statistics for Residential same store properties presented on a suburban and urban basis.  Statistics for January 2021 are preliminary and Blended Rate is inclusive of Leasing Concessions.  The impact the COVID-19 pandemic is having on the operating performance in our markets and submarkets varies, with urban markets more challenged than suburban markets as presented below.

	% of Same Store Residential Revenues	Physical Occupancy on:			Percentage of Residents Renewing by Month			Blended Rate
	Dec YTD 2020	Sep 30, 2020	Dec 31, 2020	Jan 31, 2021	Jan 2020	Dec 2020	Jan 2021 (1)	Q4 2020	Dec 2020	Jan 2021 (1)
Suburban (2)	44%	95.9%	95.8%	96.1%	58%	58%	55%	(7.0%)	(7.3%)	(7.3%)
Urban Other (2)(3)	33%	94.3%	94.6%	95.3%	55%	47%	45%	(13.4%)	(14.3%)	(14.7%)
Urban Core (2)(4)	23%	89.2%	90.2%	91.8%	63%	49%	51%	(25.0%)	(26.6%)	(25.0%)
Total	100%	94.2%	94.4%	95.1%	58%	53%	52%	(13.0%)	(13.9%)	(14.1%)

(1)	January 2021 results are preliminary.
(2)	The Company defines Urban submarkets as those with 3,500 or more households per square mile with the remainder defined as Suburban.

(3)	Includes all other Urban properties excluding Urban Core.
(4)	Includes Urban properties in Manhattan/Brooklyn, Downtown Boston/Cambridge and Downtown San Francisco.

The following table provides guidance for our expected full year 2021 same store operating performance:

Full Year 2021
Physical Occupancy	94.8% to 95.8%
Revenue change	(9.0%) to (7.0%)
Expense change	3.0% to 4.0%
NOI change	(15.0%) to (12.0%)

Although 2020 has been the most challenging year that we have faced in our business, we believe that initial signs of improvement have emerged and are optimistic that 2021 will be a year of recovery.  We have begun to see improvements across our portfolio for both urban and suburban properties in Physical Occupancy and pricing.  Notably, this is the first time this has occurred since July 2020.  We continue to test price sensitivity in many markets by reducing both the value and quantity of Leasing Concessions being granted and are beginning to raise rents from recent prior months.  While forward trends are improving, our reported results for 2021, particularly in the first half, will continue to be severely impacted by the pandemic.  However, we believe our results will steadily improve through the second half of 2021 as recovery accelerates.  In the meantime, the Company remains focused on the following performance indicators:

•

Demand – Demand continues to be robust and has carried us through much of the winter season with increased move-in activity well above the seasonal norms.  Applications exceeded 2019 levels by approximately 25% in the fourth quarter of 2020 and we were able to generate sufficient activity for move-ins to outpace move-outs despite higher Turnover compared to 2019’s record low level.  Applications have remained robust in January 2021, albeit below December 2020 levels, but that is not unexpected since improved Physical Occupancy has allowed us to start testing pricing increases and we have fewer apartment units available to lease.

•

Pricing – We have seen improvement in the rents (net of Leasing Concessions) that we are able to charge on our apartments since December 2020.  This trend, which is a good indicator of where rents including Leasing Concessions stand, has been improving across both urban and suburban markets since this time.  However, New Lease Change remains negative as do Renewal Rates Achieved, which will continue to contribute to challenging Blended Rates.

•

Renewal Rates – We continue to experience negotiation pressure on Renewal Rate Achieved as we are still renewing residents who signed leases pre-pandemic.  In terms of the quantity of renewals, we have found some stability in the percent of residents renewing their leases which stands at approximately 52% in January 2021.  We expect that to improve to approximately 54% for February and March 2021, which is still 6% below the record retention rates from 2019.

In summary, the operating environment remains challenging but we are beginning to see what we believe are signs of improvement.  See below for specific discussion on operating performance by geographic market:

•

Boston – Strong application volume and improved retention through the fourth quarter of 2020 resulted in steady gains in Physical Occupancy to position us at 95.4% as of January 31, 2021.  This market has been reducing Leasing Concession use and now approximately 25% to 30% of our applications, as compared to approximately 50% of our applications back in November 2020, are using them.  We have also been able to raise rents consecutively for the past four weeks as of January 31, 2021.  Going forward, we expect continued modest improvement but acknowledge that a full recovery will require additional demand drivers to aid in the absorption of the new supply that is being delivered currently and anticipated through the first half of 2021.  Despite these anticipated challenges in 2021, the performance over the last two months has definitely improved and has been stronger than our other urban core markets. We expect to regain more Physical Occupancy in 2021 which should allow us to recapture some of the pricing we lost in 2020.

•

New York – New York continues to feel the outsized impact of the COVID-19 pandemic but there are early signs of recovery.  We recently had our best Traffic week in the last twelve months and our best leasing week, in terms of applications, since August 2020.  Leasing activity is still driven by deal seekers and intra-city movers who are running about 10% higher than normal.  We still see residents continuing to leave the city with most of our residents moving to surrounding states with suburban New Jersey capturing the largest share, but that number is normalizing.  Physical Occupancy has improved in the market and is at 91.2% at January 31, 2021, which is the first time it has exceeded 90% since September 2020.  We believe the broader recovery in this market will be fueled by a lack of competitive new supply, the return to office and the continued growth of technology employers.  Many of these technology firms continue to expand their investments in this market, even during the pandemic, supporting the view that the city will continue to thrive, as it has in the past, post-pandemic.  For 2021, our focus for New York will be recapturing as much Physical Occupancy and rate as possible while lowering, or possibly eliminating, Leasing Concessions.  Recovery in this market will take some time but it also has significant upside potential given 2020 declines.

•

Washington, D.C. – We believe Washington, D.C. has been our most resilient market on the East Coast.  Physical Occupancy remains solid at 96.1% at January 31, 2021, but the market continues to feel the impact of elevated supply and slowing absorption of new Class A multifamily properties.  The market continues to benefit from federal government employment, which has actually seen a net increase over the last twelve months, but overall job growth has declined.  Leasing Concession use increased in the fourth quarter of 2020, but has now been greatly reduced as of January 2021.  These recent signs of improvement provide us with more confidence in the ability of the market to absorb more apartment units and allow for continued rate recovery which could make it one of our better performing markets in 2021.

•

Seattle – We are seeing early indications of recovery.  Both Physical Occupancy (95.9% at January 31, 2021) and Traffic (which normally increases at the beginning of the year) continue to improve in 2021.  Traffic increased over January 2020 by approximately 6%, and we are seeing weekly application numbers that are closer to peak leasing season levels than typical first quarter levels.  Leasing Concession use remains common in the market but strength in Physical Occupancy is allowing for a gradual reduction in use.  In 2021, we expect to focus on maintaining strong Physical Occupancy while increasing pricing.

•

San Francisco – This market remains our most challenged but even here we are seeing some signs of recovery.  Physical Occupancy has improved to 93.8% at January 31, 2021, with our downtown assets at 92%, East Bay at 95.7% and both the Peninsula and South Bay right around 94% at the end of January 2021.  The downtown portfolio especially remains pressured with about two-thirds of applicants receiving Leasing Concessions in the fourth quarter of 2020.  January 2021, however, has shown improvement on this front with Leasing Concession use on only about 50% of applications.  The recovery in this market is somewhat dependent on the return to office plans of technology companies, but while we acknowledge that work from home will play a role, we believe that the value of in-person collaboration and the incredible technology eco-structure of the area will make the San Francisco Bay Area attractive again.  Like New York, San Francisco has significant potential due to steep declines in 2020, although recovery will take some time.

•

Los Angeles – Our portfolio maintained Physical Occupancy above 95% throughout the fourth quarter of 2020 while contending with continued pressure from new supply in the Downtown/Koreatown-Mid Wilshire corridor.  Leasing Concession use was modest and averaged approximately 20% of our applications.  The suburban portfolio has very strong Physical Occupancy at or near 97% and the suburban submarkets continue to experience modest year-over-year revenue gains.  Physical Occupancy was at 95.9% at January 31, 2021 for the entire market. In 2021, we expect Los Angeles to be one of our better performing markets as we now have opportunity to increase rates, but will need to work through bad debt.

•

Orange County and San Diego – Both markets are primarily suburban and continue to stand out for their resilience throughout the pandemic.  These markets have averaged approximately 97% Physical Occupancy through the fourth quarter of 2020 (Orange County and San Diego had Physical Occupancy of 97.2% and 97.4%, respectively, at January 31, 2021) and produced higher resident retention than in any of our other markets.  They did so while maintaining positive Blended Rate results in December 2020 and January 2021.  Both of these markets have opportunities to increase rents and we believe will continue to perform well throughout 2021.

•

Denver – While a relatively small market for the Company, this portfolio is holding up well despite the pandemic.  Physical Occupancy is at 96.7% at January 31, 2021 and both New Lease Change and Renewal Rate Achieved were improving in both December 2020 and January 2021, while Leasing Concession use has started to trend down starting in the first quarter of 2021.

Despite strong rent collections throughout the pandemic, its economic impact on a small subset of our residents and non-residential tenants has led to higher levels of bad debt than we have historically experienced.  We continue to work with our residents and non-residential tenants on payment plans and collections and our bad debt allowance policies remain consistent.  We expect our reserves and bad debt expense to remain elevated in 2021.  See Note 8 in the Notes to Consolidated Financial Statements for additional discussion of leases at December 31, 2020.

The following table provides comparative same store operating expenses for the 2020 Same Store Properties:

2020 vs. 2019

Total Same Store Operating Expenses for 73,585 Same Store Apartment Units

$ in thousands

	2020	2019	$ Change (5)	% Change	% of 2020 Operating Expenses
Real estate taxes	$337,939	$325,332	$12,607	3.9%	43.7%
On-site payroll (1)	160,983	160,569	414	0.3%	20.8%
Utilities (2)	102,768	101,137	1,631	1.6%	13.3%
Repairs and maintenance (3)	93,620	94,766	(1,146)	(1.2)%	12.1%
Insurance	24,310	20,597	3,713	18.0%	3.2%
Leasing and advertising	10,321	10,241	80	0.8%	1.3%
Other on-site operating expenses (4)	43,538	44,860	(1,322)	(2.9)%	5.6%
Total Same Store Operating Expenses (includes Residential and Non-Residential)	$773,479	$757,502	$15,977	2.1%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
(3)

Repairs and maintenance – Includes general maintenance costs, apartment unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair and maintenance costs.

(4)	Other on-site operating expenses – Includes ground lease costs and administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
(5)	The year-over-year changes are due primarily to:
•	Real estate taxes – Higher rates and assessed values continue to drive real estate tax growth across most markets.
•	On-site payroll – Increase driven by higher employee benefit-related costs, partially offset by the transition to an enhanced operating platform and less overtime.
•	Repairs and maintenance – Decrease primarily driven by deferral and cancellation of some projects as a result of COVID-19-related delays.
•	Insurance – Increase due to higher premiums on property insurance renewal due to challenging conditions in the insurance market.
•	Other on-site operating expenses – Decrease primarily due to reduced ground lease expense and lower legal expenses due to legislative suspension of evictions in many markets.

 We anticipate same store expenses to increase between 3.0% to 4.0% for 2021 as compared to 2020.  The increase in same store expenses is expected to be primarily due to the following items:

•

Real estate taxes are estimated to increase in the mid 3.0% range (which is slightly lower than the 3.9% increase we experienced between 2020 and 2019).  While municipalities continue to search for methods to close budget gaps, we believe relief on assessed values provided by some jurisdictions and aggressive appeals activity should help control total expense growth.  The timing and success of these appeals may have a significant impact on the ultimate expense growth reported.

•	Payroll costs are estimated to increase approximately 2.0%. Our continued focus on improved efficiencies and utilizations are forecasted to balance payroll growth for the full year of 2021.

•	Utilities are estimated to increase between 4.0% and 5.0% primarily due to expected increases in natural gas costs.

•

Repairs and maintenance costs are estimated to increase between 4.0% and 5.0% primarily due to the resumption of activities that were delayed as a result of the COVID-19 pandemic and a difficult comparable period given this expense category declined between 2020 and 2019.

   The Company anticipates same store NOI to decline for the full year 2021 by approximately 15.0% to 12.0% as a result of the same store revenue and expense expectations discussed above.  Given the continued uncertainty resulting from the COVID-19 pandemic, we anticipate the possibility of greater variability around the midpoint, up or down, within these ranges than we would typically experience in the normal course of business.

See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the year ended December 31, 2020 decreased approximately $22.4 million compared to the same period of 2019.  These results consist primarily of properties acquired in calendar years 2019 and 2020, operations from the Company’s development properties and operations prior to disposition from 2019 and 2020 sold properties.  This difference is due primarily to:

•	A positive impact of higher NOI from development and newly stabilized development properties in lease-up of $5.0 million;
•	A positive impact of higher NOI from properties acquired in 2019 and 2020 of $34.5 million; and
•	A negative impact of lost NOI from 2019 and 2020 dispositions of $61.1 million.

Comparison of the year ended December 31, 2020 to the year ended December 31, 2019

The following table presents a reconciliation of diluted earnings per share/unit for the year ended December 31, 2020 as compared to the same period in 2019:

Year Ended December 31
Diluted earnings per share/unit for full year 2019	$2.60
Property NOI	(0.35)
Interest expense	0.11
Debt extinguishment costs	(0.04)
Non-operating asset gains/losses	0.08
Net gain/loss on property sales	0.01
Other	0.04
Diluted earnings per share/unit for full year 2020	$2.45

The decrease in consolidated NOI is primarily a result of the Company’s lower NOI from same store properties, largely due to the economic impact from the COVID-19 pandemic, and disposition activity.  The following table presents the changes in the components of consolidated NOI for the year ended December 31, 2020 as compared to the same period in 2019:

Year Ended December 31, 2020
Consolidated rental income	(4.8%)
Consolidated operating expenses (1)	1.2%
Consolidated NOI	(7.3%)

(1)	Consolidated operating expenses are comprised of property and maintenance and real estate taxes and insurance.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies.  These expenses decreased approximately $1.5 million or 1.6% during the year ended December 31, 2020 as compared to 2019.  This decrease is primarily attributable to decreases in payroll-related costs (inclusive of lower performance bonuses), travel costs and training/conference costs, partially offset by increases in information technology related costs specifically for various operating initiatives such as sales-focused improvements and service enhancements as well as increases in legal and professional fees.  The Company suspended the majority of all travel and training/conference activities as a result of the COVID-19 pandemic.  The Company anticipates that property management expenses will approximate $96.5 million to $98.5 million for the year ending December 31, 2021.

General and administrative expenses, which include corporate operating expenses, decreased approximately $4.5 million or 8.4% during the year ended December 31, 2020 as compared to 2019, primarily due to decreases in payroll-related costs (inclusive of lower performance bonuses) as a result of the Company’s executive succession program during the past two years, decreases in travel costs and training/conference activities which were mostly suspended as a result of the COVID-19 pandemic and decreases in office rent as a result of the consolidation of space at the Company’s corporate headquarters.  The Company anticipates that general and administrative expenses will approximate $53.0 million to $55.0 million for the year ending December 31, 2021.

Depreciation expense, which includes depreciation on non-real estate assets, decreased approximately $10.3 million or 1.2% during the year ended December 31, 2020 as compared to 2019, primarily due to the Company being a net seller during 2020, which resulted in lower depreciation from properties sold in 2019 and 2020 as compared to the additional depreciation expense on properties acquired in 2019 and 2020 and development properties placed in service during 2019.

Net gain on sales of real estate properties increased approximately $84.2 million or 18.8% during the year ended December 31, 2020 as compared to 2019, primarily as a result of the sale of six consolidated apartment properties sold for a higher gain in 2020 as compared to the sale of eleven consolidated properties in 2019.

Interest and other income increased approximately $2.7 million or 85.4% during the year ended December 31, 2020 as compared to 2019.  The increase is primarily due to higher insurance/litigation settlement proceeds and other non-comparable items that occurred during 2020 but not during 2019, partially offset by decreases in short-term investment income on cash and restricted deposit accounts in 2020 as compared to 2019 due to a lower rate environment and lower overall invested balances.

Other expenses decreased approximately $0.7 million or 3.7% during the year ended December 31, 2020 as compared to 2019, primarily due to a decrease in various consulting costs related to a data analytics project which was completed in 2019 and litigation and environmental settlements, partially offset by increases in advocacy contributions and pursuit costs in 2020 as compared to 2019.

Interest expense, including amortization of deferred financing costs, decreased approximately $27.7 million or 6.9% during the year ended December 31, 2020 as compared to 2019.  The decrease is primarily due to lower overall debt balances outstanding between the periods as a result of deploying disposition proceeds to repay and discharge debt, as well as lower overall interest rates, partially offset by higher debt extinguishment costs in 2020 as compared to 2019.  The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the year ended December 31, 2020 was 3.94% as compared to 4.20% in 2019.  The Company capitalized interest of approximately $10.2 million and $6.9 million during the years ended December 31, 2020 and 2019, respectively.  The Company anticipates that interest expense, excluding debt extinguishment costs/prepayment penalties, will approximate $270.0 million to $276.5 million and capitalized interest will approximate $14.5 million to $16.5 million for the year ending December 31, 2021.

Income and other tax expense increased approximately $3.1 million during the year ended December 31, 2020 as compared to 2019, primarily due to various alternative minimum tax credit refunds recognized in 2019 that did not occur in 2020.

Income from investments in unconsolidated entities decreased approximately $69.2 million during the year ended December 31, 2020 as compared to 2019, primarily as a result of a $69.5 million gain on the sale of two unconsolidated properties in 2019 that did not occur in 2020.

Net gain on sales of land parcels increased approximately $32.2 million during the year ended December 31, 2020 as compared to 2019, primarily due to a higher gain on the sale of two land parcels in 2020 as compared to the sale of two land parcels in 2019.

Net (income) loss attributable to Noncontrolling Interests in partially owned properties decreased approximately $11.6 million during the year ended December 31, 2020 as compared to 2019, primarily as a result of noncontrolling interest allocations related to the sale of one partially owned apartment property in 2020 as compared to no sales in 2019.

For comparison of the year ended December 31, 2019 to the year ended December 31, 2018, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2019.

Liquidity and Capital Resources

The Company believes its current liquidity position is strong despite the impact of the COVID-19 pandemic.  With approximately $2.0 billion in readily available liquidity, limited near-term maturities, very strong credit metrics and ample access to capital markets at historically low rates, the Company believes it is well positioned to meet its future obligations.  See further discussion below.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of December 31, 2020 and 2019 (amounts in thousands):

	December 31, 2020	December 31, 2019
Cash and cash equivalents	$42,591	$45,753
Restricted deposits	$57,137	$71,246
Unsecured revolving credit facility availability	$1,984,051	$1,379,071

During the year ended December 31, 2020, the Company generated proceeds from various transactions, which included the following:

•	Disposed of six consolidated rental properties and two land parcels, receiving combined net proceeds of approximately $1.1 billion;
•	Obtained $495.0 million in a 2.60% fixed rate mortgage loan pool maturing on May 1, 2030; and
•

Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $16.8 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the year ended December 31, 2020, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire one consolidated rental property for approximately $48.9 million in cash;
•	Invest $230.3 million primarily in development projects;
•	Repay $168.3 million of mortgage loans (inclusive of scheduled principal repayments); and
•	Repay $750.0 million of unsecured notes and incur prepayment penalties of approximately $25.8 million by discharging them pursuant to their indenture.

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

The Company may borrow up to a maximum of $1.0 billion under its commercial paper program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness. While the COVID-19 pandemic initially caused temporary disruptions in the commercial paper market in March 2020, the Company has maintained access to this market and expects to continue to be able to do so in the future.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of February 12, 2021 (amounts in thousands):

February 12, 2021
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(470,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(100,949)
Unsecured revolving credit facility availability	$1,929,051

Dividend Policy

The Company determines its dividends/distributions based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for each quarter in 2020 of $0.6025 per share/unit, an annualized increase of 6.2% over the amount paid in 2019.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in January 2021 amounted to $232.3 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended December 31, 2020.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions.  The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high.  The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $27.2 billion in investment in real estate on the Company’s balance sheet at December 31, 2020, $23.2 billion or 85.3% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of December 31, 2020 are as follows:

Debt Summary as of December 31, 2020

($ in thousands)

	Debt Balances	% of Total	Weighted Average Rates	Weighted Average Maturities (years)
Secured	$2,293,890	28.5%	3.33%	6.2
Unsecured	5,750,366	71.5%	3.91%	10.3
Total	$8,044,256	100.0%	3.76%	9.0
Fixed Rate Debt:
Secured – Conventional	$1,901,091	23.6%	3.79%	4.7
Unsecured – Public	5,335,536	66.4%	4.03%	11.0
Fixed Rate Debt	7,236,627	90.0%	3.97%	9.3
Floating Rate Debt:
Secured – Conventional	31,494	0.4%	2.71%	1.5
Secured – Tax Exempt	361,305	4.5%	1.00%	15.0
Unsecured – Revolving Credit Facility	—	—	1.47%	3.8
Unsecured – Commercial Paper Program	414,830	5.1%	1.72%	—
Floating Rate Debt	807,629	10.0%	1.34%	7.0
Total	$8,044,256	100.0%	3.76%	9.0

Debt Maturity Schedule as of December 31, 2020

($ in thousands)

Year	Fixed Rate	Floating Rate		Total	% of Total	Weighted Average Coupons on Fixed Rate Debt	Weighted Average Coupons on Total Debt
2021	$35,665	$415,000	(1)	$450,665	5.5%	4.41%	0.64%
2022	264,185	31,855		296,040	3.7%	3.25%	3.15%
2023	1,325,588	3,500		1,329,088	16.4%	3.74%	3.73%
2024	—	6,100		6,100	0.1%	N/A	0.10%
2025	450,000	8,200		458,200	5.6%	3.38%	3.32%
2026	592,025	9,000		601,025	7.4%	3.58%	3.53%
2027	400,000	9,800		409,800	5.0%	3.25%	3.17%
2028	900,000	42,380		942,380	11.6%	3.79%	3.62%
2029	888,120	11,500		899,620	11.1%	3.30%	3.26%
2030	1,095,000	12,600		1,107,600	13.6%	2.55%	2.52%
2031+	1,350,850	275,535		1,626,385	20.0%	4.39%	3.67%
Subtotal	7,301,433	825,470		8,126,903	100.0%	3.56%	3.23%
Deferred Financing Costs and Unamortized (Discount)	(64,806)	(17,841)		(82,647)	N/A	N/A	N/A
Total	$7,236,627	$807,629		$8,044,256	100.0%	3.56%	3.23%

(1)	Represents principal outstanding on the Company’s commercial paper program.

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of debt at December 31, 2020.

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2020 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential

Capital Structure as of December 31, 2020

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$2,293,890	28.5%
Unsecured Debt			5,750,366	71.5%
Total Debt			8,044,256	100.0%	26.0%
Common Shares (includes Restricted Shares)	372,302,000	96.4%
Units (includes OP Units and Restricted Units)	13,858,073	3.6%
Total Shares and Units	386,160,073	100.0%
Common Share Price at December 31, 2020	$59.28
			22,891,569	99.8%
Perpetual Preferred Equity			37,280	0.2%
Total Equity			22,928,849	100.0%	74.0%
Total Market Capitalization			$30,973,105		100.0%

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2020 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership

Capital Structure as of December 31, 2020

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$2,293,890	28.5%
Unsecured Debt		5,750,366	71.5%
Total Debt		8,044,256	100.0%	26.0%
Total Outstanding Units	386,160,073
Common Share Price at December 31, 2020	$59.28
		22,891,569	99.8%
Perpetual Preference Units		37,280	0.2%
Total Equity		22,928,849	100.0%	74.0%
Total Market Capitalization		$30,973,105		100.0%

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to sell Common Shares from time to time into the existing trading market at current market prices as well as through negotiated transactions.  In June 2019, the Company extended the program maturity to June 2022.  In connection with the extension, the Company may now also sell Common Shares under forward sale agreements.  The use of a forward sale agreement would allow the Company to lock in a price on the sale of Common Shares at the time the agreement is executed, but defer receiving the proceeds from the sale until a later date.  EQR has the authority to issue 13.0 million shares but has not issued any shares under this program since September 2012.  EQR may, but shall have no obligation to, sell Common Shares through the ATM share offering program in amounts and at times to be determined by EQR.  Actual sales will depend on a variety of factors, including (among others) market conditions, the trading price of EQR’s Common Shares and determinations of the appropriate sources of funding for EQR. Through February 12, 2021, EQR has cumulatively issued approximately 16.7 million Common Shares at an average price of $48.53 per share for total consideration of approximately $809.9 million.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008 and no repurchases of any kind have occurred since February 2014. EQR may, but shall have no obligation to, repurchase Common Shares through the share repurchase program in amounts and at times to be determined by EQR.  Actual repurchases will depend on a variety of factors, including (among others) market conditions, the trading price of EQR’s

Common Shares and other opportunities for the investment of available capital.  As of February 12, 2021, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings, as well as EQR’s long-term preferred equity ratings, have been reaffirmed during the COVID-19 pandemic by all three rating agencies listed below and all continue to maintain a stable outlook.  As of February 12, 2021, the ratings are as follows:

	Standard & Poor’s	Moody's	Fitch
ERPOP's long-term senior debt rating	A-	A3	A
ERPOP's short-term commercial paper rating	A-2	P-2	F-1
EQR's long-term preferred equity rating	BBB	Baa1	BBB+

See Note 18 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to December 31, 2020.

Debt Covenants

The Company’s unsecured debt includes certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  These provisions are contained in the indentures applicable to each note payable or the credit agreement for our line of credit.  The Company was in compliance with its unsecured debt covenants for all periods presented. The following table presents the Company’s selected unsecured public debt covenants as of December 31, 2020 and 2019:

	December 31, 2020	December 31, 2019
Debt to Adjusted Total Assets (not to exceed 60%)	30.5%	33.8%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	9.6%	8.2%
Consolidated Income Available for Debt Service to Maximum Annual Service Charges (must be at least 1.5 to 1)	5.42	5.07
Total Unencumbered Assets to Unsecured Debt (must be at least 125%)	457.1%	386.1%

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

For the year ended December 31, 2020, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Year Ended December 31, 2020

	Same Store Properties (4)	Non-Same Store Properties/Other (5)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units	73,585	4,304	77,889

Building Improvements (1)	$78,969	$2,905	$81,874	$1,073
Renovation Expenditures (2)	22,060	6	22,066	300
Replacements (3)	31,252	787	32,039	425
Total Capital Expenditures to Real Estate	$132,281	$3,698	$135,979	$1,798

(1)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(2)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 1,034 same store apartment units approximated $21,335 per apartment unit renovated.

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

For the year ended December 31, 2019, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Year Ended December 31, 2019

	Same Stores Properties (4)	Non-Same Store Properties/Other (5)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units	71,830	8,132	79,962

Building Improvements (1)	$91,256	$7,469	$98,725	$1,270
Renovation Expenditures (2)	37,466	2,607	40,073	522
Replacements (3)	37,063	2,562	39,625	516
Total Capital Expenditures to Real Estate	$165,785	$12,638	$178,423	$2,308

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

The Company estimates that during 2021 it will spend approximately $1,950 per same store apartment unit or $150.0 million of total capital expenditures to real estate for same store properties.  Included in these total expected expenditures are approximately $25.0 million for apartment unit renovation expenditures on approximately 1,250 same store apartment units at an average cost of approximately $20,000 per apartment unit renovated.  The anticipated total capital expenditures to real estate for same store properties represent a higher absolute and per unit dollar amount as compared to 2020 but a lower absolute and per unit dollar amount as compared to 2019, as the Company anticipates slowly returning its capital expenditure activity to more normalized pre-COVID-19 levels.

During the year ended December 31, 2020, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $20.1 million.  The Company expects to fund approximately $2.1 million in total non-real estate capital additions in 2021. These anticipated fundings are significantly lower than in 2020 primarily due to corporate office renovations completed during 2020.

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

See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at December 31, 2020.

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

•	Non-Residential – Consists of revenues and expenses from retail and public parking garage operations.
•	Percentage of Residents Renewing – Leases renewed expressed as a percentage of total renewal offers extended during the reporting period.
•	Physical Occupancy – The weighted average occupied apartment units for the reporting period divided by the average of total apartment units available for rent for the reporting period.
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
•

% of Stabilized Budgeted NOI – Represents original budgeted 2021 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

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

•

Weighted Average Coupons – Contractual interest rate for each debt instrument weighted by principal balances as of December 31, 2020. In case of debt for which fair value hedges are in place, the rate payable under the corresponding derivatives is used in lieu of the contractual interest rate.

•

Weighted Average Rates – Interest expense for each debt instrument for the year ended December 31, 2020 weighted by its average principal balance for the same period. Interest expense includes amortization of premiums, discounts and other comprehensive income on debt and related derivative instruments. In case of debt for which derivatives are in place, the income or expense recognized under the corresponding derivatives is included in the total interest expense for the period.

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

The following table summarizes the Company’s contractual obligations for the next five years and thereafter as of December 31, 2020:

Payments Due by Year (in thousands)
Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Unamortized Cost/Discounts	Total
Debt:
Principal (1)	$450,665	$296,040	$1,329,088	$6,100	$458,200	$5,586,810	$(82,647)	$8,044,256
Interest (2)	261,125	256,206	233,804	200,591	191,694	1,491,050	—	2,634,470
Finance Leases (3):
Minimum Rent Payments	578	590	601	614	626	33,224	—	36,233
Operating Leases (3):
Minimum Rent Payments	17,160	16,906	16,997	17,329	17,375	954,108	—	1,039,875
Other Long-Term Liabilities (3):
Deferred Compensation	769	1,130	1,005	723	723	3,976	—	8,326
Total	$730,297	$570,872	$1,581,495	$225,357	$668,618	$8,069,168	$(82,647)	$11,763,160

(1)	Amounts include aggregate principal payments only.
(2)

Amounts include interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2020 and inclusive of capitalized interest.  For floating rate debt, the current rate in effect for the most recent payment through December 31, 2020 is assumed to be in effect through the respective maturity date of each instrument.

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

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.  These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2020.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for each of the three years ended December 31, 2020:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$962,501	$1,009,708	$685,192
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(14,855)	(3,297)	(2,718)
Preferred/preference distributions	(3,090)	(3,090)	(3,090)
Net income available to Common Shares and Units / Units	944,556	1,003,321	679,384
Adjustments:
Depreciation	820,832	831,083	785,725
Depreciation – Non-real estate additions	(4,564)	(5,585)	(4,561)
Depreciation – Partially Owned Properties	(3,345)	(3,599)	(3,740)
Depreciation – Unconsolidated Properties	2,454	2,997	4,451
Net (gain) loss on sales of unconsolidated entities - operating assets	(1,636)	(69,522)	—
Net (gain) loss on sales of real estate properties	(531,807)	(447,637)	(256,810)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	11,655	—	(284)
Impairment – operating assets	—	—	702
FFO available to Common Shares and Units / Units (1) (3) (4)	1,238,145	1,311,058	1,204,867
Adjustments:
Impairment – non-operating assets	—	—	—
Write-off of pursuit costs	6,869	5,529	4,450
Debt extinguishment and preferred share redemption (gains) losses	39,292	23,991	41,335
Non-operating asset (gains) losses	(32,590)	(940)	(161)
Other miscellaneous items	4,652	8,430	(1,781)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,256,368	$1,348,068	$1,248,710

FFO (1) (3)	$1,241,235	$1,314,148	$1,207,957
Preferred/preference distributions	(3,090)	(3,090)	(3,090)
FFO available to Common Shares and Units / Units (1) (3) (4)	$1,238,145	$1,311,058	$1,204,867

Normalized FFO (2) (3)	$1,259,458	$1,351,158	$1,251,800
Preferred/preference distributions	(3,090)	(3,090)	(3,090)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,256,368	$1,348,068	$1,248,710

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from financial instruments primarily from changes in interest rates.  Such risks derive from the refinancing of debt maturities, from exposure to interest rate fluctuations on floating rate debt and from derivative instruments utilized to swap fixed rate debt to floating or to hedge rates in anticipation of future debt issuances.  Our operating results are, therefore, affected by changes in short-term interest rates, primarily London interbank offered rate (“LIBOR”) and Securities Industry and Financial Markets Association (“SIFMA”) indices, which directly impact borrowings under our revolving credit facility and interest on secured and unsecured borrowings contractually tied to such rates.  Short-term interest rates also indirectly affect the discount on notes issued under our commercial paper program.  Additionally, we have exposure to long-term interest rates, particularly U.S. Treasuries as they are utilized to price our long-term borrowings and therefore affect the cost of refinancing existing debt or incurring additional debt.

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

The Company had total variable rate debt of $0.8 billion, representing 10.0% of total debt, and $1.4 billion, representing 15.3% of total debt, as of December 31, 2020 and 2019, respectively.  If interest rates had been 100 basis points higher in 2020 and 2019 and average balances coincided with year end balances, our annual interest expense would have been $8.1 million and $13.8 million higher, respectively.  Unsecured notes issued under the Company’s commercial paper program are treated as variable rate debt for the purposes of this calculation even though they do not have a stated interest rate, given their short-term nature.  The effect of derivatives, if applicable, is also considered when computing the total amount of variable rate debt.

Changes in interest rates also affect the estimated fair market value of our fixed rate debt, computed using a discounted cash flow model.  As of December 31, 2020, the Company had total outstanding fixed rate debt of $7.2 billion, or 90.0% of total debt, with an estimated fair market value of $8.2 billion.  If interest rates had been 100 basis points lower as of December 31, 2020, the estimated fair market value would have increased by approximately $686.6 million.  As of December 31, 2019, the Company had total outstanding fixed rate debt of $7.7 billion, or 84.7% of total debt, with an estimated fair market value of $8.2 billion.  If interest rates had been 100 basis points lower as of December 31, 2019, the estimated fair market value would have increased by approximately $664.4 million.

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

None.

Item 9A. Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2020, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2020.  Our internal control over financial reporting has been audited as of December 31, 2020 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2020, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Operating Partnership’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2020.  Our internal control over financial reporting has been audited as of December 31, 2020 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Items 10, 11, 12, 13 and 14.

Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accounting Fees and Services

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, Equity Residential’s Proxy Statement, which the Company intends to file no later than 120 days after the end of its fiscal year ended December 31, 2020, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 96.4% owner of ERP Operating Limited Partnership.

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

Exhibit	Description	Location
3.1	Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to Equity Residential’s Form 10-K for the year ended December 31, 2004.

3.2	Eighth Amended and Restated Bylaws of Equity Residential, effective as of October 1, 2015.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on October 1, 2015.

3.3	First Amendment to Eighth Amended and Restated Bylaws of Equity Residential, dated November 20, 2017.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on November 20, 2017.

3.4	Second Amendment to Eighth Amended and Restated Bylaws of Equity Residential, effective as of May 4, 2020.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated May 4, 2020, filed on May 8, 2020.

3.5	Sixth Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership dated as of March 12, 2009.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 12, 2009, filed on March 18, 2009.

4.1	Description of Equity Residential Common Shares Registered Under Section 12 of the Securities Exchange Act of 1934.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2019.

4.2	Description of ERP Operating Limited Partnership Notes Registered Under Section 12 of the Securities Exchange Act of 1934.	Included as Exhibit 4.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2019.

4.3	Description of ERP Operating Limited Partnership OP Units Registered Under Section 12 of the Securities Exchange Act of 1934.	Included as Exhibit 4.3 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2019.

4.4	Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to ERP Operating Limited Partnership’s Form S-3 filed on October 7, 1994. **

4.5	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.

4.6	Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.

4.7	Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.8	Fourth Supplemental Indenture to Indenture, dated as of December 12, 2011.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.

4.9	Fifth Supplemental Indenture to Indenture, dated as of February 1, 2016.	Included as Exhibit 4.6 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2015.

4.10	Form of 4.625% Note due December 15, 2021.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.

4.11	Form of 3.00% Note due April 15, 2023.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated April 3, 2013, filed on April 8, 2013.

4.12	Form of 3.375% Note due June 1, 2025.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.13	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on August 13, 1996.

4.14	Form of 2.850% Note due November 1, 2026.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated October 4, 2016, filed on October 7, 2016.

4.15	Form of 3.250% Note due August 1, 2027.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

4.16		Form of 3.500% Note due March 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 1, 2018, filed on February 6, 2018.

4.17		Form of 4.150% Note due December 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated November 28, 2018, filed on November 29, 2018.

4.18		Form of 3.000% Note due July 1, 2029.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 17, 2019, filed on June 20, 2019.

4.19		Form of 2.500% Note due February 15, 2030.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 20, 2019, filed on August 22, 2019.

4.20		Form of 4.500% Note due July 1, 2044.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.

4.21		Form of 4.500% Note due June 1, 2045.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.22		Form of 4.000% Note due August 1, 2047.	Included as Exhibit 4.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

10.1	*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158. **

10.2		Revolving Credit Agreement, dated as of November 1, 2019, among ERP Operating Limited Partnership, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated November 1, 2019, filed on November 4, 2019.

10.3		Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential's Form 10-K for the year ended December 31, 1999.

10.4	*	Equity Residential 2019 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 27, 2019, filed on July 1, 2019.

10.5	*	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 16, 2011, filed on June 22, 2011.

10.6	*	First Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.

10.7	*	Second Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.

10.8	*	Third Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2014.

10.9	*	Fourth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2014.

10.10	*	Fifth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2016.

10.11	*	Sixth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.18 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2016.

10.12	*	Seventh Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2017.

10.13	*	Equity Residential Second Restated 2002 Share Incentive Plan dated December 10, 2008.	Included as Exhibit 10.15 to Equity Residential's Form 10-K for the year ended December 31, 2008.

10.14	*	First Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2010.

10.15	*	Second Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended June 30, 2011.

10.16	*	Third Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.

10.17	*	Fourth Amendment to Second Restated 2002 Share Incentive Plan.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.

10.18	*	Form of 2018 Long-Term Incentive Plan Award Agreement.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2018.

10.19	*	Form of Change in Control/Severance Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to Equity Residential's Form 10-K for the year ended December 31, 2001.

10.20	*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2009.

10.21	*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2003.

10.22	*	Form of Letter Agreement between Equity Residential and Alan W. George.	Included as Exhibit 10.3 to Equity Residential's Form 10-Q for the quarterly period ended September 30, 2008.

10.23	*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential's Form 10-K for the year ended December 31, 2006.

10.24	*	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2001.

10.25	*	Age 62 Retirement Agreement, dated September 4, 2018, by and between Equity Residential and David J. Neithercut.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2018.

10.26	*	Age 62 Retirement Agreement, dated February 27, 2020, by and between Equity Residential and Alan W. George.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2020.

10.27	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective April 1, 2017.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2017.

10.28	*	Amendment to the Equity Residential Supplemental Executive Retirement Plan, effective as of June 1, 2020.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2020.

10.29	*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2008.

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

Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on June 6, 2019.

10.31		Form of Master Forward Sale Confirmation.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on June 6, 2019.

10.32		Archstone Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.33		Archstone Parallel Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.34		Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement.	Included as Exhibit 10.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.35	Legacy Holdings JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.6 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

21	List of Subsidiaries of Equity Residential and ERP Operating Limited Partnership.	Attached herein.

23.1	Consent of Ernst & Young LLP - Equity Residential.	Attached herein.

23.2	Consent of Ernst & Young LLP - ERP Operating Limited Partnership.	Attached herein.

24	Power of Attorney.	See the signature page to this report.

31.1	Equity Residential - Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential - Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership - Certification of Mark J. Parrell, Chief Executive Officer of Registrant's General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership - Certification of Robert A. Garechana, Chief Financial Officer of Registrant's General Partner.	Attached herein.

32.1	Equity Residential - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 18, 2021

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 18, 2021

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY

KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Mark J. Parrell, Robert A. Garechana and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2020, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ Mark J. Parrell	President, Chief Executive Officer and Trustee	February 18, 2021
Mark J. Parrell	(Principal Executive Officer)

/s/ Robert A. Garechana	Executive Vice President and Chief Financial Officer	February 18, 2021
Robert A. Garechana	(Principal Financial Officer)

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 18, 2021
Ian S. Kaufman	(Principal Accounting Officer)

/s/ Angela Aman	Trustee	February 18, 2021
Angela Aman

/s/ Raymond Bennett	Trustee	February 18, 2021
Raymond Bennett

/s/ Linda Walker Bynoe	Trustee	February 18, 2021
Linda Walker Bynoe

/s/ Connie K. Duckworth	Trustee	February 18, 2021
Connie K. Duckworth

/s/ Mary Kay Haben	Trustee	February 18, 2021
Mary Kay Haben

/s/ T. Zia Huque	Trustee	February 18, 2021
T. Zia Huque

/s/ Bradley A. Keywell	Trustee	February 18, 2021
Bradley A. Keywell

/s/ John E. Neal	Trustee	February 18, 2021
John E. Neal

/s/ David J. Neithercut	Trustee	February 18, 2021
David J. Neithercut

/s/ Mark S. Shapiro	Trustee	February 18, 2021
Mark S. Shapiro

/s/ Stephen E. Sterrett	Trustee	February 18, 2021
Stephen E. Sterrett

/s/ Samuel Zell	Chairman of the Board of Trustees	February 18, 2021
Samuel Zell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

PAGE

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm on the Financial Statements (Equity Residential)	F-2 to F-3

Report of Independent Registered Public Accounting Firm on the Financial Statements (ERP Operating Limited Partnership)	F-4 to F-5

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Equity Residential)	F-6

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (ERP Operating Limited Partnership)	F-7

Financial Statements of Equity Residential:

Consolidated Balance Sheets as of December 31, 2020 and 2019	F-8

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	F-9 to F-10

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	F-11 to F-13

Consolidated Statements of Changes in Equity for the years ended December 31, 2020, 2019 and 2018	F-14 to F-15

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of December 31, 2020 and 2019	F-16

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2020, 2019 and 2018	F-17 to F-18

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018	F-19 to F-21

Consolidated Statements of Changes in Capital for the years ended December 31, 2020, 2019 and 2018	F-22 to F-23

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	F-24 to F-56

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation of Equity Residential and ERP Operating Limited Partnership	S-1 to S-12

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees

Equity Residential

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Equity Residential (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

Impairment of Long-Lived Assets

Description of the Matter

At December 31, 2020, the Company’s net investment in real estate was approximately $19.3 billion. As more fully described in Note 2 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, including its investment in real estate, for impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties.  If the expected future undiscounted cash flows are less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount.

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

To test the Company’s evaluation of long-lived assets for impairment, we performed audit procedures that included, among others, evaluating the indicators of impairment identified by management and testing the significant assumptions and completeness and accuracy of operating data used by the Company in its analyses. We compared the significant assumptions used by management to current market data and performed sensitivity analyses of certain significant assumptions as discussed above.  We also involved our valuation specialists to assist in evaluating certain assumptions used, including future rental revenues and operating expenses, and capitalization rates.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
We have served as the Company’s auditor since 1996.
Chicago, Illinois
February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ERP Operating Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the Operating Partnership) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

Impairment of Long-Lived Assets

Description of the Matter

At December 31, 2020, the Operating Partnership’s net investment in real estate was approximately $19.3 billion. As more fully described in Note 2 to the consolidated financial statements, the Operating Partnership periodically evaluates its long-lived assets, including its investment in real estate, for impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Operating Partnership’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If the expected future undiscounted cash flows are less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount.

Auditing the Operating Partnership’s process to evaluate long-lived assets for impairment was complex due to a high degree of subjectivity in determining whether indicators of impairment were present, and in determining the future undiscounted cash flows and estimated fair values, if necessary, of long-lived assets where impairment indicators were determined to be present. In particular, these estimates were sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses and capitalization rates, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Operating Partnership’s long-lived asset impairment evaluation and measurement process, including controls over management’s determination and review of the significant assumptions used in the analyses and described above.

To test the Operating Partnership’s evaluation of long-lived assets for impairment, we performed audit procedures that included, among others, evaluating the indicators of impairment identified by management and testing the significant assumptions and completeness and accuracy of operating data used by the Operating Partnership in its analyses. We compared the significant assumptions used by management to current market data and performed sensitivity analyses of certain significant assumptions as discussed above. We also involved our valuation specialists to assist in evaluating certain assumptions used, including future rental revenues and operating expenses, and capitalization rates.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
We have served as the Operating Partnership’s auditor since 1996.
Chicago, Illinois
February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Trustees

Equity Residential

Opinion on Internal Control over Financial Reporting

We have audited Equity Residential’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Residential (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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
February 18, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

ERP Operating Limited Partnership

Opinion on Internal Control over Financial Reporting

We have audited ERP Operating Limited Partnership’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ERP Operating Limited Partnership (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 18, 2021

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Land	$5,785,367	$5,936,188
Depreciable property	20,920,654	21,319,101
Projects under development	411,134	181,630
Land held for development	86,170	96,688
Investment in real estate	27,203,325	27,533,607
Accumulated depreciation	(7,859,657)	(7,276,786)
Investment in real estate, net	19,343,668	20,256,821
Investments in unconsolidated entities	52,782	52,238
Cash and cash equivalents	42,591	45,753
Restricted deposits	57,137	71,246
Right-of-use assets	499,287	512,774
Other assets	291,426	233,937
Total assets	$20,286,891	$21,172,769

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$2,293,890	$1,941,610
Notes, net	5,335,536	6,077,513
Line of credit and commercial paper	414,830	1,017,833
Accounts payable and accrued expenses	107,366	94,350
Accrued interest payable	65,896	66,852
Lease liabilities	329,130	331,334
Other liabilities	345,064	346,963
Security deposits	60,480	70,062
Distributions payable	232,262	218,326
Total liabilities	9,184,454	10,164,843

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	338,951	463,400
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of December 31, 2020 and December 31, 2019	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 372,302,000 shares issued and outstanding as of December 31, 2020 and 371,670,884 shares issued and outstanding as of December 31, 2019	3,723	3,717
Paid in capital	9,128,599	8,965,577
Retained earnings	1,399,715	1,386,495
Accumulated other comprehensive income (loss)	(43,666)	(77,563)
Total shareholders’ equity	10,525,651	10,315,506
Noncontrolling Interests:
Operating Partnership	233,162	227,837
Partially Owned Properties	4,673	1,183
Total Noncontrolling Interests	237,835	229,020
Total equity	10,763,486	10,544,526
Total liabilities and equity	$20,286,891	$21,172,769

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

	Year Ended December 31,
	2020	2019	2018
REVENUES
Rental income	$2,571,705	$2,700,691	$2,577,681

EXPENSES
Property and maintenance	440,998	446,845	429,335
Real estate taxes and insurance	381,562	366,139	357,814
Property management	93,825	95,344	92,485
General and administrative	48,305	52,757	53,813
Depreciation	820,832	831,083	785,725
Total expenses	1,785,522	1,792,168	1,719,172

Net gain (loss) on sales of real estate properties	531,807	447,637	256,810
Impairment	—	—	(702)

Operating income	1,317,990	1,356,160	1,114,617

Interest and other income	5,935	3,201	16,070
Other expenses	(17,510)	(18,177)	(17,267)
Interest:
Expense incurred, net	(365,073)	(390,076)	(413,360)
Amortization of deferred financing costs	(8,939)	(11,670)	(11,310)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	932,403	939,438	688,750
Income and other tax (expense) benefit	(852)	2,281	(878)
Income (loss) from investments in unconsolidated entities	(3,284)	65,945	(3,667)
Net gain (loss) on sales of land parcels	34,234	2,044	987
Net income	962,501	1,009,708	685,192
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(34,010)	(36,034)	(24,939)
Partially Owned Properties	(14,855)	(3,297)	(2,718)
Net income attributable to controlling interests	913,636	970,377	657,535
Preferred distributions	(3,090)	(3,090)	(3,090)
Net income available to Common Shares	$910,546	$967,287	$654,445

Earnings per share – basic:
Net income available to Common Shares	$2.45	$2.61	$1.78
Weighted average Common Shares outstanding	371,791	370,461	368,052

Earnings per share – diluted:
Net income available to Common Shares	$2.45	$2.60	$1.77
Weighted average Common Shares outstanding	385,874	386,333	383,695

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2020	2019	2018
Comprehensive income:
Net income	$962,501	$1,009,708	$685,192
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(1,190)	(33,765)	5,174
Losses reclassified into earnings from other comprehensive income	35,087	21,188	18,452
Other comprehensive income (loss)	33,897	(12,577)	23,626
Comprehensive income	996,398	997,131	708,818
Comprehensive (income) attributable to Noncontrolling Interests	(50,084)	(38,872)	(28,526)
Comprehensive income attributable to controlling interests	$946,314	$958,259	$680,292

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$962,501	$1,009,708	$685,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	820,832	831,083	785,725
Amortization of deferred financing costs	8,939	11,670	11,310
Amortization of above/below market lease intangibles	(71)	(71)	4,392
Amortization of discounts and premiums on debt	5,231	11,780	22,781
Amortization of deferred settlements on derivative instruments	35,075	21,176	18,440
Amortization of right-of-use assets	11,682	11,764	—
Impairment	—	—	702
Write-off of pursuit costs	6,869	5,529	4,450
(Income) loss from investments in unconsolidated entities	3,284	(65,945)	3,667
Distributions from unconsolidated entities – return on capital	100	2,621	2,492
Net (gain) loss on sales of real estate properties	(531,807)	(447,637)	(256,810)
Net (gain) loss on sales of land parcels	(34,234)	(2,044)	(987)
Net (gain) loss on debt extinguishment	26,150	13,647	22,110
Realized/unrealized (gain) loss on derivative instruments	50	—	50
Compensation paid with Company Common Shares	23,174	24,449	27,132
Other operating activities, net	1,805	(287)	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(53,021)	6,278	4,097
Increase (decrease) in accounts payable and accrued expenses	470	5,116	(1,862)
Increase (decrease) in accrued interest payable	(956)	4,230	4,587
Increase (decrease) in lease liabilities	(2,204)	(2,269)	—
Increase (decrease) in other liabilities	(8,751)	13,382	16,578
Increase (decrease) in security deposits	(9,582)	2,804	2,249
Net cash provided by operating activities	1,265,536	1,456,984	1,356,295
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(48,898)	(1,518,878)	(708,092)
Investment in real estate – development/other	(230,332)	(195,692)	(154,431)
Capital expenditures to real estate	(135,979)	(178,423)	(188,501)
Non-real estate capital additions	(20,100)	(4,955)	(4,505)
Interest capitalized for real estate under development	(10,165)	(6,884)	(6,260)
Proceeds from disposition of real estate, net	1,113,972	1,064,619	691,526
Investments in unconsolidated entities	(5,775)	(9,604)	(6,571)
Distributions from unconsolidated entities – return of capital	1,636	78,262	—
Purchase of investment securities and other investments	(773)	(269)	—
Net cash provided by (used for) investing activities	663,586	(771,824)	(376,834)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(2,923)	$(19,812)	$(8,583)
Mortgage notes payable, net:
Proceeds	519,204	295,771	96,935
Lump sum payoffs	(160,522)	(743,021)	(1,347,939)
Scheduled principal repayments	(7,759)	(6,808)	(6,629)
Net gain (loss) on debt extinguishment	(327)	(3,381)	(22,110)
Notes, net:
Proceeds	—	1,194,468	896,294
Lump sum payoffs	(750,000)	(1,050,000)	—
Net gain (loss) on debt extinguishment	(25,823)	(10,266)	—
Line of credit and commercial paper:
Line of credit proceeds	1,870,000	6,010,000	3,805,000
Line of credit repayments	(1,890,000)	(5,990,000)	(3,805,000)
Commercial paper proceeds	7,450,997	15,944,800	14,030,926
Commercial paper repayments	(8,034,000)	(15,446,150)	(13,831,500)
Proceeds from (payments on) settlement of derivative instruments	(1,240)	(41,616)	18,118
Prepaid finance ground lease	—	(34,734)	—
Proceeds from Employee Share Purchase Plan (ESPP)	4,508	3,116	3,879
Proceeds from exercise of options	12,275	77,785	30,655
Payment of offering costs	—	(991)	(27)
Other financing activities, net	(63)	(80)	(78)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	—	(13)
Contributions – Noncontrolling Interests – Partially Owned Properties	417	7,337	125
Contributions – Noncontrolling Interests – Operating Partnership	13	2	1
Distributions:
Common Shares	(883,938)	(831,111)	(782,122)
Preferred Shares	(3,090)	(3,090)	(3,863)
Noncontrolling Interests – Operating Partnership	(32,403)	(29,615)	(28,226)
Noncontrolling Interests – Partially Owned Properties	(11,719)	(7,078)	(9,753)
Net cash provided by (used for) financing activities	(1,946,393)	(684,474)	(963,910)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(17,271)	686	15,551
Cash and cash equivalents and restricted deposits, beginning of year	116,999	116,313	100,762
Cash and cash equivalents and restricted deposits, end of year	$99,728	$116,999	$116,313

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$42,591	$45,753	$47,442
Restricted deposits	57,137	71,246	68,871
Total cash and cash equivalents and restricted deposits, end of year	$99,728	$116,999	$116,313

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$320,854	$342,048	$358,156
Net cash paid (received) for income and other taxes	$(1,038)	$(585)	$853
Amortization of deferred financing costs:
Investment in real estate, net	$(240)	$(120)	$—
Other assets	$2,338	$2,987	$2,412
Mortgage notes payable, net	$1,815	$3,934	$4,792
Notes, net	$5,026	$4,869	$4,106
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,234	$8,618	$20,144
Notes, net	$2,997	$3,162	$2,637
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(12)	$(12)	$(12)
Accumulated other comprehensive income	$35,087	$21,188	$18,452
Write-off of pursuit costs:
Investment in real estate, net	$6,566	$5,451	$4,364
Other assets	$271	$62	$53
Accounts payable and accrued expenses	$32	$16	$33
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,995	$(67,268)	$2,304
Other liabilities	$1,289	$1,323	$1,363
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$2,002	$(14,977)
Notes, net	$—	$2,277	$(680)
Other liabilities	$1,240	$29,486	$10,533
Accumulated other comprehensive income	$(1,190)	$(33,765)	$5,174
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(4,275)	$(7,504)	$(4,891)
Other liabilities	$(1,500)	$(2,100)	$(1,680)
Debt financing costs:
Other assets	$(231)	$(6,909)	$(145)
Mortgage notes payable, net	$(2,692)	$(2,354)	$(555)
Notes, net	$—	$(10,549)	$(7,883)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(489,517)	$—
Other assets	$—	$184,116	$—
Lease liabilities	$—	$333,603	$—
Other liabilities	$—	$(28,202)	$—
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$—	$—	$18,118
Other liabilities	$(1,240)	$(41,616)	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

	Year Ended December 31,
	2020	2019	2018
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$37,280	$37,280	$37,280
Balance, end of year	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,717	$3,694	$3,680
Conversion of OP Units into Common Shares	1	3	1
Exercise of share options	2	17	11
Employee Share Purchase Plan (ESPP)	1	1	1
Share-based employee compensation expense:
Restricted shares	2	2	1
Balance, end of year	$3,723	$3,717	$3,694
PAID IN CAPITAL
Balance, beginning of year	$8,965,577	$8,935,453	$8,886,586
Common Share Issuance:
Conversion of OP Units into Common Shares	4,695	10,407	4,097
Exercise of share options	12,273	77,768	30,644
Employee Share Purchase Plan (ESPP)	4,507	3,115	3,878
Share-based employee compensation expense:
Restricted shares	11,223	12,436	8,257
Share options	2,349	2,675	9,734
ESPP discount	944	642	767
Offering costs	—	(991)	(27)
Supplemental Executive Retirement Plan (SERP)	(395)	(1,675)	(454)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	125,224	(82,283)	(13,922)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	2,202	8,030	5,893
Balance, end of year	$9,128,599	$8,965,577	$8,935,453
RETAINED EARNINGS
Balance, beginning of year	$1,386,495	$1,261,763	$1,403,530
Net income attributable to controlling interests	913,636	970,377	657,535
Common Share distributions	(897,326)	(842,555)	(796,212)
Preferred Share distributions	(3,090)	(3,090)	(3,090)
Balance, end of year	$1,399,715	$1,386,495	$1,261,763
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(77,563)	$(64,986)	$(88,612)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(1,190)	(33,765)	5,174
Losses reclassified into earnings from other comprehensive income	35,087	21,188	18,452
Balance, end of year	$(43,666)	$(77,563)	$(64,986)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$2.41	$2.27	$2.16

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2020	2019	2018
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$227,837	$228,738	$226,691
Issuance of restricted units to Noncontrolling Interests	13	2	1
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(4,696)	(10,410)	(4,098)
Equity compensation associated with Noncontrolling Interests	11,926	13,410	14,009
Net income attributable to Noncontrolling Interests	34,010	36,034	24,939
Distributions to Noncontrolling Interests	(32,951)	(29,896)	(28,682)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(775)	(2,011)	1,771
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(2,202)	(8,030)	(5,893)
Balance, end of year	$233,162	$227,837	$228,738
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$1,183	$(2,293)	$4,708
Net income attributable to Noncontrolling Interests	14,855	3,297	2,718
Acquisitions of Noncontrolling Interests – Partially Owned Properties	—	—	(13)
Contributions by Noncontrolling Interests	417	7,337	125
Distributions to Noncontrolling Interests	(11,782)	(7,158)	(9,831)
Balance, end of year	$4,673	$1,183	$(2,293)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,	December 31,
	2020	2019
ASSETS
Land	$5,785,367	$5,936,188
Depreciable property	20,920,654	21,319,101
Projects under development	411,134	181,630
Land held for development	86,170	96,688
Investment in real estate	27,203,325	27,533,607
Accumulated depreciation	(7,859,657)	(7,276,786)
Investment in real estate, net	19,343,668	20,256,821
Investments in unconsolidated entities	52,782	52,238
Cash and cash equivalents	42,591	45,753
Restricted deposits	57,137	71,246
Right-of-use assets	499,287	512,774
Other assets	291,426	233,937
Total assets	$20,286,891	$21,172,769

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$2,293,890	$1,941,610
Notes, net	5,335,536	6,077,513
Line of credit and commercial paper	414,830	1,017,833
Accounts payable and accrued expenses	107,366	94,350
Accrued interest payable	65,896	66,852
Lease liabilities	329,130	331,334
Other liabilities	345,064	346,963
Security deposits	60,480	70,062
Distributions payable	232,262	218,326
Total liabilities	9,184,454	10,164,843

Commitments and contingencies

Redeemable Limited Partners	338,951	463,400
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,532,037	10,355,789
Limited Partners	233,162	227,837
Accumulated other comprehensive income (loss)	(43,666)	(77,563)
Total partners’ capital	10,758,813	10,543,343
Noncontrolling Interests – Partially Owned Properties	4,673	1,183
Total capital	10,763,486	10,544,526
Total liabilities and capital	$20,286,891	$21,172,769

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2020	2019	2018
REVENUES
Rental income	$2,571,705	$2,700,691	$2,577,681

EXPENSES
Property and maintenance	440,998	446,845	429,335
Real estate taxes and insurance	381,562	366,139	357,814
Property management	93,825	95,344	92,485
General and administrative	48,305	52,757	53,813
Depreciation	820,832	831,083	785,725
Total expenses	1,785,522	1,792,168	1,719,172

Net gain (loss) on sales of real estate properties	531,807	447,637	256,810
Impairment	—	—	(702)

Operating income	1,317,990	1,356,160	1,114,617

Interest and other income	5,935	3,201	16,070
Other expenses	(17,510)	(18,177)	(17,267)
Interest:
Expense incurred, net	(365,073)	(390,076)	(413,360)
Amortization of deferred financing costs	(8,939)	(11,670)	(11,310)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	932,403	939,438	688,750
Income and other tax (expense) benefit	(852)	2,281	(878)
Income (loss) from investments in unconsolidated entities	(3,284)	65,945	(3,667)
Net gain (loss) on sales of land parcels	34,234	2,044	987
Net income	962,501	1,009,708	685,192
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(14,855)	(3,297)	(2,718)
Net income attributable to controlling interests	$947,646	$1,006,411	$682,474
ALLOCATION OF NET INCOME:
Preference Units	$3,090	$3,090	$3,090

General Partner	$910,546	$967,287	$654,445
Limited Partners	34,010	36,034	24,939
Net income available to Units	$944,556	$1,003,321	$679,384

Earnings per Unit – basic:
Net income available to Units	$2.45	$2.61	$1.78
Weighted average Units outstanding	384,794	383,368	380,921

Earnings per Unit – diluted:
Net income available to Units	$2.45	$2.60	$1.77
Weighted average Units outstanding	385,874	386,333	383,695

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2020	2019	2018
Comprehensive income:
Net income	$962,501	$1,009,708	$685,192
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(1,190)	(33,765)	5,174
Losses reclassified into earnings from other comprehensive income	35,087	21,188	18,452
Other comprehensive income (loss)	33,897	(12,577)	23,626
Comprehensive income	996,398	997,131	708,818
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(14,855)	(3,297)	(2,718)
Comprehensive income attributable to controlling interests	$981,543	$993,834	$706,100

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$962,501	$1,009,708	$685,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	820,832	831,083	785,725
Amortization of deferred financing costs	8,939	11,670	11,310
Amortization of above/below market lease intangibles	(71)	(71)	4,392
Amortization of discounts and premiums on debt	5,231	11,780	22,781
Amortization of deferred settlements on derivative instruments	35,075	21,176	18,440
Amortization of right-of-use assets	11,682	11,764	—
Impairment	—	—	702
Write-off of pursuit costs	6,869	5,529	4,450
(Income) loss from investments in unconsolidated entities	3,284	(65,945)	3,667
Distributions from unconsolidated entities – return on capital	100	2,621	2,492
Net (gain) loss on sales of real estate properties	(531,807)	(447,637)	(256,810)
Net (gain) loss on sales of land parcels	(34,234)	(2,044)	(987)
Net (gain) loss on debt extinguishment	26,150	13,647	22,110
Realized/unrealized (gain) loss on derivative instruments	50	—	50
Compensation paid with Company Common Shares	23,174	24,449	27,132
Other operating activities, net	1,805	(287)	—
Changes in assets and liabilities:
(Increase) decrease in other assets	(53,021)	6,278	4,097
Increase (decrease) in accounts payable and accrued expenses	470	5,116	(1,862)
Increase (decrease) in accrued interest payable	(956)	4,230	4,587
Increase (decrease) in lease liabilities	(2,204)	(2,269)	—
Increase (decrease) in other liabilities	(8,751)	13,382	16,578
Increase (decrease) in security deposits	(9,582)	2,804	2,249
Net cash provided by operating activities	1,265,536	1,456,984	1,356,295
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(48,898)	(1,518,878)	(708,092)
Investment in real estate – development/other	(230,332)	(195,692)	(154,431)
Capital expenditures to real estate	(135,979)	(178,423)	(188,501)
Non-real estate capital additions	(20,100)	(4,955)	(4,505)
Interest capitalized for real estate under development	(10,165)	(6,884)	(6,260)
Proceeds from disposition of real estate, net	1,113,972	1,064,619	691,526
Investments in unconsolidated entities	(5,775)	(9,604)	(6,571)
Distributions from unconsolidated entities – return of capital	1,636	78,262	—
Purchase of investment securities and other investments	(773)	(269)	—
Net cash provided by (used for) investing activities	663,586	(771,824)	(376,834)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(2,923)	$(19,812)	$(8,583)
Mortgage notes payable, net:
Proceeds	519,204	295,771	96,935
Lump sum payoffs	(160,522)	(743,021)	(1,347,939)
Scheduled principal repayments	(7,759)	(6,808)	(6,629)
Net gain (loss) on debt extinguishment	(327)	(3,381)	(22,110)
Notes, net:
Proceeds	—	1,194,468	896,294
Lump sum payoffs	(750,000)	(1,050,000)	—
Net gain (loss) on debt extinguishment	(25,823)	(10,266)	—
Line of credit and commercial paper:
Line of credit proceeds	1,870,000	6,010,000	3,805,000
Line of credit repayments	(1,890,000)	(5,990,000)	(3,805,000)
Commercial paper proceeds	7,450,997	15,944,800	14,030,926
Commercial paper repayments	(8,034,000)	(15,446,150)	(13,831,500)
Proceeds from (payments on) settlement of derivative instruments	(1,240)	(41,616)	18,118
Prepaid finance ground lease	—	(34,734)	—
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	4,508	3,116	3,879
Proceeds from exercise of EQR options	12,275	77,785	30,655
Payment of offering costs	—	(991)	(27)
Other financing activities, net	(63)	(80)	(78)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	—	(13)
Contributions – Noncontrolling Interests – Partially Owned Properties	417	7,337	125
Contributions – Limited Partners	13	2	1
Distributions:
OP Units – General Partner	(883,938)	(831,111)	(782,122)
Preference Units	(3,090)	(3,090)	(3,863)
OP Units – Limited Partners	(32,403)	(29,615)	(28,226)
Noncontrolling Interests – Partially Owned Properties	(11,719)	(7,078)	(9,753)
Net cash provided by (used for) financing activities	(1,946,393)	(684,474)	(963,910)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(17,271)	686	15,551
Cash and cash equivalents and restricted deposits, beginning of year	116,999	116,313	100,762
Cash and cash equivalents and restricted deposits, end of year	$99,728	$116,999	$116,313

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$42,591	$45,753	$47,442
Restricted deposits	57,137	71,246	68,871
Total cash and cash equivalents and restricted deposits, end of year	$99,728	$116,999	$116,313

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2020	2019	2018
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$320,854	$342,048	$358,156
Net cash paid (received) for income and other taxes	$(1,038)	$(585)	$853
Amortization of deferred financing costs:
Investment in real estate, net	$(240)	$(120)	$—
Other assets	$2,338	$2,987	$2,412
Mortgage notes payable, net	$1,815	$3,934	$4,792
Notes, net	$5,026	$4,869	$4,106
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,234	$8,618	$20,144
Notes, net	$2,997	$3,162	$2,637
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(12)	$(12)	$(12)
Accumulated other comprehensive income	$35,087	$21,188	$18,452
Write-off of pursuit costs:
Investment in real estate, net	$6,566	$5,451	$4,364
Other assets	$271	$62	$53
Accounts payable and accrued expenses	$32	$16	$33
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,995	$(67,268)	$2,304
Other liabilities	$1,289	$1,323	$1,363
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$2,002	$(14,977)
Notes, net	$—	$2,277	$(680)
Other liabilities	$1,240	$29,486	$10,533
Accumulated other comprehensive income	$(1,190)	$(33,765)	$5,174
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(4,275)	$(7,504)	$(4,891)
Other liabilities	$(1,500)	$(2,100)	$(1,680)
Debt financing costs:
Other assets	$(231)	$(6,909)	$(145)
Mortgage notes payable, net	$(2,692)	$(2,354)	$(555)
Notes, net	$—	$(10,549)	$(7,883)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(489,517)	$—
Other assets	$—	$184,116	$—
Lease liabilities	$—	$333,603	$—
Other liabilities	$—	$(28,202)	$—
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$—	$—	$18,118
Other liabilities	$(1,240)	$(41,616)	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2020	2019	2018
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$37,280	$37,280	$37,280
Balance, end of year	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of year	$10,355,789	$10,200,910	$10,293,796
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	4,696	10,410	4,098
Exercise of EQR share options	12,275	77,785	30,655
EQR’s Employee Share Purchase Plan (ESPP)	4,508	3,116	3,879
Share-based employee compensation expense:
EQR restricted shares	11,225	12,438	8,258
EQR share options	2,349	2,675	9,734
EQR ESPP discount	944	642	767
Net income available to Units – General Partner	910,546	967,287	654,445
OP Units – General Partner distributions	(897,326)	(842,555)	(796,212)
Offering costs	—	(991)	(27)
Supplemental Executive Retirement Plan (SERP)	(395)	(1,675)	(454)
Change in market value of Redeemable Limited Partners	125,224	(82,283)	(13,922)
Adjustment for Limited Partners ownership in Operating Partnership	2,202	8,030	5,893
Balance, end of year	$10,532,037	$10,355,789	$10,200,910
LIMITED PARTNERS
Balance, beginning of year	$227,837	$228,738	$226,691
Issuance of restricted units to Limited Partners	13	2	1
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(4,696)	(10,410)	(4,098)
Equity compensation associated with Units – Limited Partners	11,926	13,410	14,009
Net income available to Units – Limited Partners	34,010	36,034	24,939
Units – Limited Partners distributions	(32,951)	(29,896)	(28,682)
Change in carrying value of Redeemable Limited Partners	(775)	(2,011)	1,771
Adjustment for Limited Partners ownership in Operating Partnership	(2,202)	(8,030)	(5,893)
Balance, end of year	$233,162	$227,837	$228,738
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(77,563)	$(64,986)	$(88,612)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(1,190)	(33,765)	5,174
Losses reclassified into earnings from other comprehensive income	35,087	21,188	18,452
Balance, end of year	$(43,666)	$(77,563)	$(64,986)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$2.41	$2.27	$2.16

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2020	2019	2018
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$1,183	$(2,293)	$4,708
Net income attributable to Noncontrolling Interests	14,855	3,297	2,718
Acquisitions of Noncontrolling Interests – Partially Owned Properties	—	—	(13)
Contributions by Noncontrolling Interests	417	7,337	125
Distributions to Noncontrolling Interests	(11,782)	(7,158)	(9,831)
Balance, end of year	$4,673	$1,183	$(2,293)

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

EQR is the general partner of, and as of December 31, 2020 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of December 31, 2020, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 304 properties located in 9 states and the District of Columbia consisting of 77,889 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	287	74,328
Master-Leased Property – Consolidated	1	162
Partially Owned Properties – Consolidated	16	3,399
	304	77,889

The “Wholly Owned Properties” are accounted for under the consolidation method of accounting.  The “Master-Leased Property – Consolidated” is wholly owned by the Company but the entire project is leased to a third-party corporate housing provider.  This property is consolidated and reflected as a real estate asset while the master lease is accounted for as an operating lease.  The “Partially Owned Properties – Consolidated” are controlled by the Company, but have partners with noncontrolling interests and are accounted for under the consolidation method of accounting and qualify as variable interest entities.

COVID-19 Pandemic

The continued rapid development and fast-changing nature of the novel coronavirus (“COVID-19”) pandemic creates many unknowns that have had and could continue to have a significant future impact on the Company.  Its duration, severity and the extent of the adverse health impact on the general population, our residents and employees, the rollout and effectiveness of vaccines and the potential long-term changes in customer preferences for living in our communities, are among the many unknowns.  These, among other items, have impacted the economy, the unemployment rate and our operations and could materially affect our future consolidated results of operations, financial condition, liquidity, investments and overall performance.
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

Real Estate Assets and Depreciation of Investment in Real Estate

The Company expects that substantially all of its transactions will be accounted for as asset acquisitions.  In an asset acquisition, the Company is required to capitalize transaction costs and allocate the purchase price on a relative fair value basis.  For the years ended December 31, 2020 and 2019, all acquisitions were considered asset acquisitions.

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
•

Furniture, Fixtures and Equipment – Ranges between $15,000 and $40,000 per apartment unit acquired as an estimate of the allocation of the relative fair value of the appliances and fixtures inside an apartment unit.  The per-apartment unit amount applied depends on the economic age of the apartment units acquired.  Depreciation is calculated on the straight-line method over an estimated useful life of five to ten years.

•

Lease Intangibles – The Company considers the value of acquired in-place leases and above/below market leases and the amortization period is the average remaining term of each respective acquired lease.  In-place residential leases’ average term at acquisition approximates six months.  In-place non-residential leases’ term at acquisition approximates the average remaining term of all acquired non-residential leases.  See Note 8 for more information on ground lease intangibles.

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

Impairment of Long-Lived Assets

At least quarterly, the Company evaluates its long-lived assets, including its investment in real estate, for indicators of impairment.  The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal, regulatory and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties.  Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.  If an impairment indicator exists, the Company performs the following:

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

Impairment of Investments in Unconsolidated Entities

At least quarterly, the Company evaluates its investments in unconsolidated entities, including any multifamily real estate assets held by a joint venture, for indicators of other than temporary impairment, considering whether there has been a change to events or circumstances that would impact recoverability of the Company’s investment as well as any changes with regards to the Company's intent and ability to hold the investment to recover its carrying value.

Cost Capitalization

See the Real Estate Assets and Depreciation of Investment in Real Estate section for a discussion of the Company’s policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs.  For all development, capital and renovation projects, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred.  The Company capitalizes interest, real estate taxes and insurance, as well as payroll for those individuals directly responsible for and who spend their time on the execution and supervision of development activities.  Additionally, the Company capitalizes payroll for those individuals directly responsible for and who spend their time on the execution and supervision of major capital and/or renovation projects.  Capitalization ends when the asset, or a portion of the asset, is substantially completed and ready for its intended use.  These costs are reflected on the balance sheets as increases to depreciable property and/or construction-in-progress.

During the years ended December 31, 2020, 2019 and 2018, the Company capitalized $12.1 million, $14.2 million and $13.2 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Fair Value of Financial Instruments, Including Derivative Instruments

The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments.  The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third-party quotes.  Where these are not available, the Company bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial instruments.

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

Leases and Revenue Recognition

Rental income attributable to residential leases is recorded on a straight-line basis, which is not materially different than if it were recorded when due from residents and recognized monthly as it was earned.  Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis.  Rental income attributable to non-residential leases is also recorded on a straight-line basis.  Non-residential leases generally have five to ten year lease terms with market-based renewal options.  Fee and asset management revenue and interest income are recorded on an accrual basis.

The majority of the Company’s revenue is derived from residential, non-residential and other lease income, which are accounted for under the lease standard effective January 1, 2019 (discussed below in Recently Adopted Accounting Pronouncements).  Our revenue streams have the same timing and pattern of revenue recognition across our reportable segments, with consistent allocations between the leasing and revenue recognition standards.

The Company is a lessor for its residential and non-residential leases and is a lessee for its corporate headquarters and regional offices and ground leases for land underlying current operating properties or projects under development.  If applicable, lease agreements must be evaluated to determine the accounting treatment as a finance or operating lease in accordance with the lease standard.  A lease is classified as a finance lease if it meets any of the following criteria:  (a) Ownership of the underlying asset is transferred to the lessee by the end of the lease term; (b) the lessee has and is reasonably certain to exercise an option to purchase the underlying asset; (c) the lease term is for the major part of the remaining economic life of the underlying asset; (d) the present value of future minimum lease payments is equal to substantially all of the fair value of the underlying asset; and (e) the underlying asset is expected to have no alternative use to the lessor at the end of the lease term due to its specialized nature.

The lease standard also requires the recognition on the balance sheet of: (a) a liability for the lease obligation (initially measured at the present value of the future lease payments not yet paid over the lease term); and (b) an asset for its right to use the underlying asset (initially equal to the lease liability).  See Recently Adopted Accounting Pronouncements below for additional details regarding the adoption of this standard.  Rental revenues are recognized on a straight-line basis over the term of the lease when reasonably assured they are collectible.  The Company uses estimates and judgments on the incremental borrowing rate used to calculate the present value of the future lease payments.  See Note 8 for additional discussion.

The Company’s revenue streams that are not accounted for under the lease standard include:

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

See Note 8 for the Company’s rental income detail allocated between the lease and revenue recognition standards.

The Company’s allowance for doubtful accounts (which offsets accounts receivable and is included within other assets on the consolidated balance sheets) and bad debts (which reduce rental income on the consolidated statements of operations and comprehensive income) have historically been very modest, particularly in our residential business, given the quality of our resident base and asset class.  However, due to the impact of the COVID-19 pandemic, the allowance for doubtful accounts and bad debts became elevated during 2020 and will likely remain elevated in 2021.  In accordance with the lease standard, if we determine the lease payments are not probable of collection (based on known troubled accounts, rent deferral plans granted, historical experience and other currently available evidence), we fully reserve for any unpaid amounts, deferred rent receivable, variable lease payments and straight-line receivable balances and recognize rental income only if cash is received.  If the Company’s estimates of collectibility differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted.  See Note 8 for additional details.

Share-Based Compensation

The Company expenses share-based compensation for employee and trustee grants of restricted shares, restricted units and share options.  Any common share of beneficial interest, $0.01 par value per share (the “Common Shares”), issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing units of partnership interest (“OP Units”) to EQR on a one-for-one basis, with ERPOP receiving the net cash proceeds of such issuances.  See Note 12 for further discussion.

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

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  The CARES Act was enacted to provide economic relief to companies and individuals in response to the COVID-19 pandemic.  Included in the CARES Act are tax provisions which increase allowable interest expense deductions for 2019 and 2020 and increase the ability for taxpayers to use net operating losses.  These provisions did not result in a material impact to the Company’s taxable income or tax liabilities.

The CARES Act also allowed corporations to request accelerated refunds of their alternative minimum tax (“AMT”) credit.  Prior to enactment of this provision, the remaining credits would have been refunded in installments in 2020, 2021 and 2022.  We received a refund of our remaining $1.6 million in AMT credits during the year ended December 31, 2020.

The Company’s provision for income and other tax expense (benefit) was as follows for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
State and local income, franchise and excise tax (benefit)	$852	$963	$878
Alternative minimum tax credit (benefit) (1)	—	(3,244)	—
Income and other tax expense (benefit) (2)	$852	$(2,281)	$878

(1)

As provided in recent tax legislation which repealed the AMT credit on corporations, in 2019 the Company claimed/received $1.6 million of refunds of various AMT credit carryovers generated in prior tax years.  The provision originally allowed for carryover amounts to be refunded over four years, with 50% available in the first year.  The remaining $1.6 million was received in 2020 as noted above.

(2)	All provisions for income tax amounts are current and none are deferred.

During the years ended December 31, 2020, 2019 and 2018, the tax character of the Company’s dividends and distributions were as follows (unaudited):

	Year Ended December 31,
	2020 (1)	2019 (2)	2018 (3)
Tax character of dividends and distributions:
Ordinary dividends	$1.34739	$1.39604	$1.84454
Long-term capital gain	0.77923	0.61243	0.21423
Unrecaptured section 1250 gain	0.24838	0.23403	0.06498
Dividends and distributions per
Common Share/Unit outstanding	$2.37500	$2.24250	$2.12375

(1)	The Company’s fourth quarter 2020 dividends and distributions of $0.6025 per Common Share/Unit outstanding will be included as taxable income in calendar year 2021.
(2)	The Company’s fourth quarter 2019 dividends and distributions of $0.5675 per Common Share/Unit outstanding was included as taxable income in calendar year 2020.
(3)	The Company’s fourth quarter 2018 dividends and distributions of $0.54 per Common Share/Unit outstanding was included as taxable income in calendar year 2019.

The unaudited cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2020 and 2019 was approximately $13.8 billion and $13.7 billion, respectively.

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

Use of Estimates

In preparation of the Company’s financial statements in conformity with accounting principles generally accepted in the United States, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  In response to the COVID-19 pandemic, management evaluated whether its estimates, such as lease collectibility (discussed below in Recently Adopted Accounting Pronouncements) and impairment, required revised approaches and generally concluded that no revisions were necessary at this time.

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

In February 2016, the FASB issued a lease standard which sets out principles for the recognition, measurement, presentation and disclosure of leases for both parties to a contract (i.e. lessors and lessees).  The Company adopted this standard as required effective January 1, 2019 using a modified retrospective method and the Company applied the guidance as of the adoption date and elected certain practical expedients.  The standard impacted our consolidated balance sheets but did not impact our consolidated statements of operations. Right-of-use (“ROU”) assets and lease liabilities where the Company is the lessee were recognized for various corporate office leases and ground leases.  The Company recorded ROU assets and related lease liabilities to its opening balance sheet upon adoption on January 1, 2019 of $434.2 million and $278.3 million, respectively.

The Company elected the practical expedient to not reassess the classification of existing operating leases.  As of January 1, 2019, any new or modified ground leases may be classified as financing leases unless they meet certain conditions. When there is a material lease modification, the Company is required to reassess the classification and remeasure the lease liability.

In July 2018, the FASB issued an amendment to the lease standard, which includes a practical expedient that provides lessors an option not to separate lease and non-lease components when certain criteria are met and instead account for those components as a single component under the lease standard.  The amendment also provides a transition option that permits the application of the new guidance as of the adoption date rather than to all periods presented.  The Company elected the practical expedient to account for both its lease and non-lease components as a single component under the lease standard and elected the new transition option as of the date of adoption effective January 1, 2019. See Note 8 for additional discussion regarding the lease standard.

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

In June 2016, the FASB issued a standard which requires companies to adopt a new approach for estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans.  The standard requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables.  In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under the lease standard from the scope of the credit losses standard.  The Company adopted this standard as required effective January 1, 2020 and it did not have a material effect on its consolidated results of operations and financial position.

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

Other

The Company is the controlling partner in various consolidated partnerships owning 16 properties consisting of 3,399 apartment units having a noncontrolling interest balance of $4.7 million at December 31, 2020.  The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries.  Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning three properties having a noncontrolling interest deficit balance of $5.5 million.  These three partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements.  As of December 31, 2020, the Company estimates the value of Noncontrolling Interest distributions for these three properties would have been approximately $72.8 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third-party consideration realized by the partnerships upon disposition of the three Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2020 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.
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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
Common Shares
Common Shares outstanding at January 1,	371,670,884	369,405,161	368,018,082
Common Shares Issued:
Conversion of OP Units	122,505	313,940	131,477
Exercise of share options	239,695	1,745,050	1,056,388
Employee Share Purchase Plan (ESPP)	90,196	48,131	75,414
Restricted share grants, net	178,720	158,602	123,800
Common Shares outstanding at December 31,	372,302,000	371,670,884	369,405,161
Units
Units outstanding at January 1,	13,731,315	13,904,035	13,768,438
Restricted unit grants, net	249,263	141,220	267,074
Conversion of OP Units to Common Shares	(122,505)	(313,940)	(131,477)
Units outstanding at December 31,	13,858,073	13,731,315	13,904,035
Total Common Shares and Units outstanding at December 31,	386,160,073	385,402,199	383,309,196
Units Ownership Interest in Operating Partnership	3.6%	3.6%	3.6%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the years ended December 31, 2020, 2019 and 2018:

	2020	2019	2018
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	385,402,199	383,309,196	381,786,520
Issued to General Partner:
Exercise of EQR share options	239,695	1,745,050	1,056,388
EQR’s Employee Share Purchase Plan (ESPP)	90,196	48,131	75,414
EQR’s restricted share grants, net	178,720	158,602	123,800
Issued to Limited Partners:
Restricted unit grants, net	249,263	141,220	267,074
General and Limited Partner Units outstanding at December 31,	386,160,073	385,402,199	383,309,196
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,731,315	13,904,035	13,768,438
Limited Partner restricted unit grants, net	249,263	141,220	267,074
Conversion of Limited Partner OP Units to EQR Common Shares	(122,505)	(313,940)	(131,477)
Limited Partner Units outstanding at December 31,	13,858,073	13,731,315	13,904,035
Limited Partner Units Ownership Interest in Operating Partnership	3.6%	3.6%	3.6%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at December 31, 2020 and 2019.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total.  Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above.  As of December 31, 2020 and 2019, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $339.0 million and $463.4 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the years ended December 31, 2020, 2019 and 2018, respectively (amounts in thousands):

	2020	2019	2018
Balance at January 1,	$463,400	$379,106	$366,955
Change in market value	(125,224)	82,283	13,922
Change in carrying value	775	2,011	(1,771)
Balance at December 31,	$338,951	$463,400	$379,106

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of December 31, 2020 and 2019:

			Amounts in thousands
		Annual
	Call	Dividend Per	December 31,	December 31,
	Date (1)	Share/Unit (2)	2020	2019
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of December 31, 2020 and 2019	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008 and no repurchases of any kind have occurred since February 2014.  As of December 31, 2020, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Land	$5,785,367	$5,936,188
Depreciable property:
Buildings and improvements	18,464,484	18,904,686
Furniture, fixtures and equipment	1,970,033	1,916,458
In-Place lease intangibles	486,137	497,957
Projects under development:
Land	23,531	23,531
Construction-in-progress	387,603	158,099
Land held for development:
Land	46,160	64,460
Construction-in-progress	40,010	32,228
Investment in real estate	27,203,325	27,533,607
Accumulated depreciation	(7,859,657)	(7,276,786)
Investment in real estate, net	$19,343,668	$20,256,821

Acquisitions and Dispositions

During the year ended December 31, 2020, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	1	158	$48,860
Total	1	158	$48,860

(1)	Purchase price includes an allocation of approximately $5.5 million to land and $43.4 million to depreciable property (inclusive of capitalized closing costs).

During the year ended December 31, 2019, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	13	3,540	$1,494,689
Land Parcels (four) (2)	—	—	19,832
Total	13	3,540	$1,514,521

(1)	Purchase price includes an allocation of approximately $268.3 million to land and $1.229 billion to depreciable property (inclusive of capitalized closing costs).
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

During the year ended December 31, 2020, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	6	2,231	$1,066,861
Land Parcels (two)	—	—	55,510
Total	6	2,231	$1,122,371

The Company recognized a net gain on sales of real estate properties of approximately $531.8 million and a net gain on sales of land parcels of approximately $34.2 million on the above sales.

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

The Company recognized a net gain on sales of real estate properties of approximately $447.6 million, a net gain on sales of unconsolidated entities of approximately $69.5 million and a net gain on sale of land parcels of approximately $2.0 million on the above sales.

Impairment

During the year ended December 31, 2018, the Company recorded an approximate $0.7 million non-cash asset impairment charge on a property located in the San Francisco market due to physical property damage as a result of a fire at one of the buildings at the property.
5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any agreements to acquire rental properties or land parcels as of the date of filing.

The Company has entered into an agreement to dispose the following (sales price and net book value in thousands):

	Properties	Apartment Units	Sales Price	Net Book Value at December 31, 2020
Rental Properties – Consolidated	1	263	$84,250	$17,748
Total	1	263	$84,250	$17,748

The closing of this pending transaction is subject to certain conditions and restrictions; therefore, there can be no assurance that this transaction will be consummated or that the final terms will not differ in material respects from any agreements summarized above.  See Note 18 for discussion of the properties acquired or disposed of, if any, subsequent to December 31, 2020.
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

The Company also has two separate consolidated joint ventures which each own land parcels that are being/will be developed into multifamily rental properties.  These joint ventures have been deemed to be VIEs and are consolidated due to the Company being the primary beneficiary.

The consolidated assets and liabilities related to the VIEs discussed above were approximately $784.1 million and $224.0 million, respectively, at December 31, 2020 and approximately $754.7 million and $323.1 million, respectively, at December 31, 2019.

Investments in Unconsolidated Entities

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of December 31, 2020 and 2019 (amounts in thousands except for ownership percentage):

	December 31, 2020	December 31, 2019	Ownership Percentage
Investments in Unconsolidated Entities:
Operating Property (VIE) (1)	$38,288	$40,361	33.3%
Real Estate Technology (2)	14,866	12,318	Varies
Other	(372)	(441)	Varies
Investments in Unconsolidated Entities	$52,782	$52,238
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

(2)	Represents unconsolidated investments in five separate real estate technology funds/companies.

7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of December 31, 2020 and 2019 (amounts in thousands):

	December 31, 2020	December 31, 2019
Mortgage escrow deposits:
Replacement reserves	$9,877	$8,543
Mortgage principal reserves/sinking funds	14,168	9,689
Mortgage escrow deposits	24,045	18,232
Restricted cash:
Tax-deferred (1031) exchange proceeds	—	14,232
Restricted deposits on real estate investments	307	658
Resident security and utility deposits	31,412	37,140
Other	1,373	984
Restricted cash	33,092	53,014
Restricted deposits	$57,137	$71,246

8.	Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases will continue to be accounted for as operating leases under the lease standard as described in Note 2.

For the years ended December 31, 2020 and 2019, approximately 98% and 97%, respectively, of the Company’s total lease revenue is generated from residential apartment leases that are generally twelve months or less in length.  The residential apartment leases may include lease income related to such items as utility recoveries, parking, storage and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

For the years ended December 31, 2020 and 2019, approximately 2% and 3%, respectively, of the Company’s total lease revenue is generated by non-residential leases that are generally for terms ranging between five to ten years.  The non-residential leases generally consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents.  The non-residential leases may include lease income related to such items as utility recoveries, parking rent and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Non-residential leases are renewable with market-based renewal options.

The Company elected the practical expedient to account for both its lease and non-lease components (specifically common area maintenance charges) as a single lease component under the lease standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the years ended December 31, 2020 and 2019 (amounts in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$2,336,778	$51,663	$2,388,441	$2,414,201	$71,988	$2,486,189
Utility recoveries (RUBS income) (1)	70,699	677	71,376	67,659	917	68,576
Parking rent	38,743	412	39,155	37,557	348	37,905
Storage rent	3,674	84	3,758	3,745	71	3,816
Pet rent	11,457	—	11,457	11,617	—	11,617
Total lease revenue	$2,461,351	$52,836	2,514,187	$2,534,779	$73,324	2,608,103
Parking revenue			22,210			28,272
Other revenue			35,308			64,316
Total other rental income (2)			57,518			92,588
Rental income			$2,571,705			$2,700,691

(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)	Other rental income is accounted for under the revenue recognition standard.

The economic impact of the pandemic on a subset of our residents and tenants has led to elevated levels of bad debt.  We continue to work with our residents and tenants on payment plans and collections and our bad debt allowance policies remain consistent.

The following table presents residential and non-residential accounts receivable and straight-line receivable balances for the Company’s properties as of December 31, 2020 and 2019 (amounts in thousands):

	Residential			Non-Residential
Balance Sheet (Other assets):	December 31, 2020		December 31, 2019	December 31, 2020	December 31, 2019
Resident/tenant accounts receivable balances	$30,856		$4,040	$7,598	$1,766
Allowance for doubtful accounts	(24,021)		(1,190)	(6,527)	(1,412)
Net receivable balances	$6,835	(1)	$2,850	$1,071	$354

Straight-line receivable balances	$19,992		$1,841	$13,413	$26,450

(1)	The Company held residential security deposits approximating 31.6% of the net receivable balance at December 31, 2020.

The following table presents residential bad debt for the Company’s properties for the years ended December 31, 2020 and 2019 (amounts in thousands):

	Year Ended December 31,
Income Statement (Rental income):	2020	2019
Bad debt, net	$42,505	$12,067
% of rental income	1.7%	0.5%

Due to the impact of COVID-19 and the resulting economic impact on our non-residential tenants, rental revenues declined as a result of a non-cash write-off of non-residential straight-line lease receivables of $13.2 million during the year ended December 31, 2020.  In addition, rental revenues declined by $7.3 million during the year ended December 31, 2020 as a result of rent payment deferrals/abatements granted to our non-residential tenants.

Lessee Accounting

The Company is the lessee under various corporate office and ground leases for which the Company recognized ROU assets and related lease liabilities effective January 1, 2019.  The following table presents the Company’s ROU assets and related lease liabilities as of December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Right-of-use assets:
Corporate office leases (operating)	$39,203	$41,596
Ground leases (finance)	57,584	57,982
Ground leases (operating)	402,500	413,196
Right-of-use assets	$499,287	$512,774
Lease liabilities:
Corporate office leases (operating)	$40,470	$43,105
Ground leases (finance)	23,350	23,239
Ground leases (operating)	265,310	264,990
Lease liabilities	$329,130	$331,334

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

Additional disclosures

The following tables illustrate the quantitative disclosures for lessees as of and for the years ended December 31, 2020 and 2019 (amounts in thousands):

	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease cost:
Finance lease cost:
Amortization of right-of-use assets	$—	$—
Interest on lease liabilities (capitalized)	1,029	225
Operating lease cost:
Corporate office leases	3,747	3,937
Ground leases	22,102	22,198
Variable lease cost:
Corporate office leases	1,307	1,489
Ground leases	3,304	3,700
Total lease cost	$31,489	$31,549

	December 31, 2020	December 31, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Investing cash flows from finance leases (capitalized)	$567	$34,922
Operating cash flows from operating leases:
Corporate office leases	$5,296	$5,494
Ground leases	$16,552	$16,837
ROU assets obtained in exchange for new finance lease liabilities	$—	$23,201
ROU assets obtained in exchange for new operating lease liabilities:
Corporate office leases	$—	$44,298
Ground leases	$—	$422,018
Weighted-average remaining lease term – finance leases (1)	18.7 years	19.7 years
Weighted-average remaining lease term – operating leases:
Corporate office leases	17.4 years	18.1 years
Ground leases	55.3 years	56.2 years
Weighted-average discount rate – finance leases	3.0%	3.0%
Weighted-average discount rate – operating leases:
Corporate office leases	3.2%	3.2%
Ground leases	5.0%	5.0%

(1)	The weighted-average remaining lease term – finance leases does not include the remaining term of a fully prepaid finance lease entered into during the year ended December 31, 2019.

The following table summarizes the Company’s undiscounted cash flows for contractual obligations for minimum rent payments/receipts under operating and financing leases for the next five years and thereafter as of December 31, 2020:

(Payments)/Receipts Due by Year (in thousands)
	2021	2022	2023	2024	2025	Thereafter	Total
Finance Leases:
Minimum Rent Payments (a)	$(578)	$(590)	$(601)	$(614)	$(626)	$(33,224)	$(36,233)
Operating Leases:
Minimum Rent Payments (a)	$(17,160)	$(16,906)	$(16,997)	$(17,329)	$(17,375)	$(954,108)	$(1,039,875)
Minimum Rent Receipts (b)	$59,430	$54,656	$51,091	$45,166	$38,847	$126,732	$375,922

(a)	Minimum basic rent due for corporate office leases and base rent due on ground leases where the Company is the lessee.
(b)	Minimum basic rent receipts due for various non-residential space where the Company is the lessor. Excludes residential leases due to their short-term nature.

The following table provides a reconciliation of lease liabilities from our undiscounted cash flows for minimum rent payments as of December 31, 2020 (amounts in thousands):

2020
Total minimum rent payments	$1,076,108
Less: Lease discount	746,978
Lease liabilities	$329,130

9.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  Weighted average interest rates noted below for the years ended December 31, 2020 and 2019 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following tables summarize the Company’s mortgage notes payable activity for the years ended December 31, 2020 and 2019, respectively (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2019	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of December 31, 2020
Fixed Rate Debt:
Secured – Conventional	$1,574,699	$495,000	(2)	$(160,522)	$(7,759)	$988	$(1,315)	$1,901,091
Floating Rate Debt:
Secured – Conventional	7,050	24,204		—	—	—	240	31,494
Secured – Tax Exempt	359,861	—		—	—	1,246	198	361,305
Floating Rate Debt	366,911	24,204		—	—	1,246	438	392,799
Total	$1,941,610	$519,204		$(160,522)	$(7,759)	$2,234	$(877)	$2,293,890

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)	Obtained a 2.60% fixed rate mortgage loan pool maturing on May 1, 2030.

	Mortgage notes payable, net as of December 31, 2018	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of December 31, 2019
Fixed Rate Debt:
Secured – Conventional	$1,885,407	$288,120	(2)	$(584,536)	$(6,308)	$(7,999)	$15	$1,574,699
Floating Rate Debt:
Secured – Conventional	6,357	7,651	(3)	(5,920)	(500)	—	(538)	7,050
Secured – Tax Exempt	493,706	—		(152,565)	—	16,617	2,103	359,861
Floating Rate Debt	500,063	7,651		(158,485)	(500)	16,617	1,565	366,911
Total	$2,385,470	$295,771		$(743,021)	$(6,808)	$8,618	$1,580	$1,941,610

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)	Obtained 3.94% fixed rate mortgage debt held in a Fannie Mae loan pool maturing on March 1, 2029.
(3)	Obtained variable rate construction mortgage debt that is non-recourse to the Company maturing on June 25, 2022 (total commitment of $67.6 million).

The following table summarizes the Company’s debt extinguishment costs on mortgages recorded as additional interest expense during the years ended December 31, 2020 and 2019, respectively (amounts in thousands):

Description	2020	2019
Prepayment premiums/penalties	$327	$3,381
Write-offs of unamortized deferred financing costs	63	2,273
Write-offs of unamortized (premiums)/discounts/OCI	(190)	6,153
Total	$200	$11,807

The following table summarizes certain interest rate and maturity date information as of and for the years ended December 31, 2020 and 2019, respectively:

	December 31, 2020	December 31, 2019
Interest Rate Ranges	0.06% - 4.71%	0.10% - 5.29%
Weighted Average Interest Rate	3.33%	3.84%
Maturity Date Ranges	2021-2061	2020-2061

As of both December 31, 2020 and 2019, the Company had $281.7 million of secured debt (primarily tax-exempt bonds) subject to third-party credit enhancement.

The historical cost, net of accumulated depreciation, of encumbered properties was $2.9 billion and $2.7 billion at December 31, 2020 and 2019, respectively.

Notes

The following tables summarize the Company’s notes activity for the years ended December 31, 2020 and 2019, respectively (amounts in thousands):

	Notes, net as of December 31, 2019	Proceeds	Lump sum payoffs	Realized/unrealized (gain) loss on derivative instruments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of December 31, 2020
Fixed Rate Debt:
Unsecured – Public	$6,077,513	$—	$(750,000)	$—	$2,997	$5,026	$5,335,536

(1)	Represents amortization of deferred financing costs, net of debt financing costs.

	Notes, net as of December 31, 2018	Proceeds		Lump sum payoffs	Realized/unrealized (gain) loss on derivative instruments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of December 31, 2019
Fixed Rate Debt:
Unsecured – Public	$5,485,884	$1,194,468	(2)	$(600,000)	$—	$3,117	$(5,956)	$6,077,513
Floating Rate Debt:
Unsecured – Public	447,402	—		(450,000)	2,277	45	276	—
Total	$5,933,286	$1,194,468		$(1,050,000)	$2,277	$3,162	$(5,680)	$6,077,513

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)

Issued $600.0 million of ten-year 3.00% unsecured notes, receiving net proceeds of approximately $597.5 million before underwriting fees, hedge termination costs and other expenses.  Additionally, issued $600.0 million of ten-year 2.50% unsecured notes, receiving net proceeds of approximately $597.0 million before underwriting fees and other expenses.

The following table summarizes the Company’s debt extinguishment costs on notes recorded as additional interest expense during the years ended December 31, 2020 and 2019, respectively (amounts in thousands):

Description	2020	2019
Prepayment premiums/penalties	$25,823	$10,266
Write-offs of unamortized deferred financing costs	571	287
Write-offs of unamortized (premiums)/discounts/OCI	12,698	1,043
Total	$39,092	$11,596

The following table summarizes certain interest rate and maturity date information as of and for the years ended December 31, 2020 and 2019, respectively:

	December 31, 2020	December 31, 2019
Interest Rate Ranges	2.50% - 7.57%	2.50% - 7.57%
Weighted Average Interest Rate	4.03%	4.21%
Maturity Date Ranges	2023-2047	2021-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2020 and 2019.

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC in June 2019 and expires in June 2022.

Line of Credit and Commercial Paper

On November 1, 2019, the Company replaced its existing $2.0 billion facility with a $2.5 billion unsecured revolving credit facility maturing November 1, 2024.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.775%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.  The weighted average interest rates on the revolving credit facility were 1.47% and 3.12% for the years ended December 31, 2020 and 2019, respectively.

On November 4, 2019, the Company increased the maximum aggregate amount outstanding for its commercial paper program from $500.0 million to $1.0 billion.  The notes will be sold under customary terms in the United States commercial paper note market subject to market conditions and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  The notes bear interest at various floating rates with a weighted average interest rate of 1.72% and 2.42% for the years ended December 31, 2020 and 2019, respectively, and a weighted average maturity of 45 days and 40 days as of December 31, 2020 and 2019, respectively.  The weighted average amount outstanding for the years ended December 31, 2020 and 2019 was approximately $276.6 million and $434.4 million, respectively.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of December 31, 2020 and 2019 (amounts in thousands):

	December 31, 2020	December 31, 2019
Unsecured revolving credit facility commitment	$2,500,000	$2,500,000
Commercial paper balance outstanding	(415,000)	(1,000,000)
Unsecured revolving credit facility balance outstanding	—	(20,000)
Other restricted amounts	(100,949)	(100,929)
Unsecured revolving credit facility availability	$1,984,051	$1,379,071

The following table summarizes the Company’s debt extinguishment costs on the line of credit recorded as additional interest expense during the years ended December 31, 2020 and 2019, respectively (amounts in thousands):

Description	2020	2019
Write-offs of unamortized deferred financing costs	$—	$588
Total	$—	$588

Debt Maturity Table

The following table provides a summary of the aggregate payments of principal on all debt for each of the next five years and thereafter as of December 31, 2020 (amounts in thousands):

Year	Total
2021 (1)	$450,665
2022	296,040
2023	1,329,088
2024	6,100
2025	458,200
Thereafter	5,586,810
Subtotal	8,126,903
Deferred Financing Costs and Unamortized (Discount)	(82,647)
Total	$8,044,256

(1)	Includes $415.0 million in principal outstanding on the Company’s commercial paper program.

10.	Derivative and Other Fair Value Instruments

The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments.  The Company, where possible, bases the fair values of its financial instruments, including its derivative instruments, on listed market prices and third-party quotes.  Where these are not available, the Company bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial instruments.

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

The Company’s derivative positions are valued using models developed by the respective counterparty as well as models applied internally by the Company that use as their inputs readily observable market parameters (such as forward yield curves and credit default swap data).  The following table summarizes the inputs to the valuations for each type of fair value measurement:

Fair Value Measurement Type	Valuation Inputs
Employee holdings (other than Common Shares) within the supplemental executive retirement plan (the “SERP”)	Quoted market prices for identical assets. These holdings are included in other assets and other liabilities on the consolidated balance sheets.
Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners	Quoted market price of Common Shares.
Mortgage notes payable and private unsecured debt (including its commercial paper and line of credit, if applicable)	Indicative rates provided by lenders of similar loans.
Public unsecured notes	Quoted market prices for each underlying issuance.

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at December 31, 2020 and 2019, respectively (amounts in thousands):

	December 31, 2020		December 31, 2019
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$2,293,890	$2,313,263	$1,941,610	$1,930,710
Unsecured debt, net	5,750,366	6,686,612	7,095,346	7,677,289
Total debt, net	$8,044,256	$8,999,875	$9,036,956	$9,607,999

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at December 31, 2020 and 2019, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$160,293	$160,293	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$160,293	$160,293	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$338,951	$—	$338,951	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2019	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$151,889	$151,889	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$151,889	$151,889	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$463,400	$—	$463,400	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2020, 2019 and 2018, respectively (amounts in thousands):

December 31, 2020 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	N/A	$—	N/A	N/A	$—
Total		$—			$—

December 31, 2019 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$2,277	Fixed rate debt	Interest expense	$(2,277)
Total		$2,277			$(2,277)

December 31, 2018 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$(680)	Fixed rate debt	Interest expense	$680
Total		$(680)			$680

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2020, 2019 and 2018, respectively (amounts in thousands):

	Effective Portion
December 31, 2020 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(1,190)	Interest expense	$(35,087)
Total	$(1,190)		$(35,087)

	Effective Portion
December 31, 2019 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(33,765)	Interest expense	$(21,188)
Total	$(33,765)		$(21,188)

	Effective Portion			Ineffective Portion
December 31, 2018 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$5,124	Interest expense	$(18,452)	N/A	$—
Total	$5,124		$(18,452)		$—

As of December 31, 2020 and 2019, there were approximately $43.7 million and $77.6 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments, of which an estimated $10.2 million may be recognized as additional interest expense during the twelve months ending December 31, 2021.

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

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator for net income per share – basic:
Net income	$962,501	$1,009,708	$685,192
Allocation to Noncontrolling Interests – Operating Partnership	(34,010)	(36,034)	(24,939)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(14,855)	(3,297)	(2,718)
Preferred distributions	(3,090)	(3,090)	(3,090)
Numerator for net income per share – basic	$910,546	$967,287	$654,445
Numerator for net income per share – diluted:
Net income	$962,501	$1,009,708	$685,192
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(14,855)	(3,297)	(2,718)
Preferred distributions	(3,090)	(3,090)	(3,090)
Numerator for net income per share – diluted	$944,556	$1,003,321	$679,384
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	371,791	370,461	368,052
Effect of dilutive securities:
OP Units	13,003	12,907	12,869
Long-term compensation shares/units	1,080	2,965	2,774
Denominator for net income per share – diluted	385,874	386,333	383,695
Net income per share – basic	$2.45	$2.61	$1.78
Net income per share – diluted	$2.45	$2.60	$1.77

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator for net income per Unit – basic and diluted:
Net income	$962,501	$1,009,708	$685,192
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(14,855)	(3,297)	(2,718)
Allocation to Preference Units	(3,090)	(3,090)	(3,090)
Numerator for net income per Unit – basic and diluted	$944,556	$1,003,321	$679,384
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	384,794	383,368	380,921
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,080	2,965	2,774
Denominator for net income per Unit – diluted	385,874	386,333	383,695
Net income per Unit – basic	$2.45	$2.61	$1.78
Net income per Unit – diluted	$2.45	$2.60	$1.77

12.	Share Incentive Plans

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.

Overview of Share Incentive Plans

The 2019 Share Incentive Plan (the “2019 Plan”), as approved by the Company’s shareholders on June 27, 2019, expires on June 27, 2029 and reserves 11,331,958 Common Shares for issuance.  All future awards will be granted under the 2019 Plan.  As of December 31, 2020, 10,512,390 shares were available for future issuance.

Pursuant to the 2019 Plan, the 2011 Share Incentive Plan (the “2011 Plan”) and the 2002 Share Incentive Plan (the “2002 Plan”), as restated and amended (collectively the “Share Incentive Plans”), officers, trustees, key employees and consultants of the Company and its subsidiaries may be granted share options to acquire Common Shares (“Options”), including non-qualified share options (“NQSOs”), incentive share options (“ISOs”) and share appreciation rights (“SARs”), or may be granted restricted or non-restricted shares/units (including long-term incentive plan awards), subject to conditions and restrictions.  Options, SARs, restricted shares and restricted units are sometimes collectively referred to herein as “Awards.”

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

Valuation Method of Share Options

The fair value of the Option grants is recognized over the requisite service/vesting period of the Options.  The fair value for the Company’s Options was estimated at the time the Options were granted using the Black-Scholes option pricing model with the primary grant in each year having the following weighted average assumptions:

	2020	2019	2018
Expected volatility (1)	15.2%	16.3%	14.8%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	3.04%	3.10%	3.09%
Risk-free interest rate (4)	1.32%	2.43%	2.52%
Option valuation per share	$7.23	$8.06	$6.15
(1)	Expected volatility – Estimated based on the historical five-year volatility (the period matching the expected life) of EQR’s share price measured on a monthly basis.
(2)	Expected life – Approximates the actual weighted average life of all Options granted since the Company went public in 1993.
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

Long-Term Incentive Plan

The Company’s executive compensation program allows the Chairman, Chief Executive Officer and certain other executive officers to earn from 0% to 200% of the target number of long-term incentive (“LTI”) awards, payable in the form of restricted shares and/or restricted units.  No payout would be made for any return below 50% of the target performance metric.  The Company’s Total Shareholder Return (“TSR”) and Normalized Funds from Operations (“FFO”) results over a forward-looking three-year performance period determine the restricted shares and/or restricted units awarded and are compared to pre-established quantitative performance metrics.  The grant date fair value of the awards is estimated using a Monte Carlo model for the TSR portion of the awards, and the resulting expense is recorded over the service period regardless of whether the TSR performance measures are achieved while the Normalized FFO portion of the awards is adjusted based on the final achievement obtained.  If the executive is retirement-eligible, the grant date fair value is amortized into expense over the first year.  All other awards are amortized into expense over the three-year performance and vesting period. If employment is terminated prior to vesting, the restricted shares and restricted units are generally canceled.

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

The grant date fair value of the TSR portion of the LTI awards is estimated using a multifactor Monte Carlo model to determine share prices for an absolute award for which the payout of the award only depends on EQR’s TSR and a set of relative awards for which the payout of the award depends on the spread of EQR’s TSR to the TSR of two indices: (a) the FTSE Nareit Apartment Index; and (b) the FTSE Nareit Equity Index.  The grant date fair value of the Normalized FFO portion of the LTI awards is estimated using the closing price of EQR Common Shares on the grant date for the restricted shares and a discounted closing price of EQR Common Shares on the grant date for the restricted units to reflect the “book-up” and liquidity risk inherent in the units.  The individual prices determined above are then weighted to arrive at the final values for each restricted share/unit as follows:

	2020	2019	2018
Weighted average fair value per restricted share	$75.89	$65.36	$63.86
Weighted average fair value per restricted unit	$72.69	$63.12	$62.20

The valuation method and assumptions are the same as those the Company used in accounting for restricted share/unit expense in its consolidated financial statements.  The Monte Carlo valuation model is only one method of valuing awards.  Because the Company’s restricted shares/units have characteristics significantly different from those of traded shares/units, and because changes in the subjective input assumptions can materially affect the fair value estimate, the actual value of the restricted shares/units to the recipient may be significantly different.

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

Compensation Expense and Award Activity

The following tables summarize compensation information regarding the restricted shares, restricted units, Options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2020, 2019 and 2018.

	Year Ended December 31, 2020
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$10,053	$1,172	$—	$11,225	$1,172
Restricted units (2)	10,103	80	1,743	11,926	1,855
Options	2,156	193	—	2,349	—
ESPP discount	862	82	—	944	—
Total	$23,174	$1,527	$1,743	$26,444	$3,027

	Year Ended December 31, 2019
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$11,522	$916	$—	$12,438	$979
Restricted units (2)	9,905	240	3,265	13,410	825
Options	2,420	254	1	2,675	—
ESPP discount	602	40	—	642	—
Total	$24,449	$1,450	$3,266	$29,165	$1,804

	Year Ended December 31, 2018
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$7,406	$852	$—	$8,258	$754
Restricted units (2)	12,310	36	1,663	14,009	963
Options	6,683	296	2,755	9,734	—
ESPP discount	733	34	—	767	—
Total	$27,132	$1,218	$4,418	$32,768	$1,717

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

The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above.  The total compensation expense related to Awards not yet vested at December 31, 2020 is $10.5 million (including the accelerated expenses for individuals approaching or meeting the retirement age criteria discussed above), which is expected to be recognized over a weighted average term of 1.27 years.

The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2020, 2019 and 2018:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	Restricted Units	Weighted Average Fair Value per Restricted Unit
Balance at December 31, 2017	6,483,832	$46.46	369,741	$73.67	901,260	$77.61
Awards granted (1) (5)	1,730,942	$60.40	129,303	$62.25	267,074	$61.60
Awards exercised/vested (2) (3) (4)	(1,056,388)	$29.05	(194,116)	$77.32	(28,486)	$55.50
Awards forfeited	(38,133)	$60.74	(5,503)	$65.77	—	$—
Awards expired	(8,018)	$59.70	—	$—	—	$—
Balance at December 31, 2018	7,112,235	$52.35	299,425	$66.52	1,139,848	$71.07
Awards granted (1) (5)	234,147	$72.10	163,799	$73.96	141,772	$67.22
Awards exercised/vested (2) (3) (4)	(1,745,050)	$44.72	(151,321)	$75.41	(422,784)	$70.77
Awards forfeited	(30,489)	$61.92	(5,197)	$65.35	(552)	$69.43
Awards expired	(3,299)	$40.39	—	$—	—	$—
Balance at December 31, 2019	5,567,544	$55.52	306,706	$66.15	858,284	$64.95
Awards granted (1) (5)	317,731	$76.26	179,911	$77.44	249,263	$72.00
Awards exercised/vested (2) (3) (4)	(239,695)	$50.31	(131,792)	$66.32	(227,747)	$68.47
Awards forfeited	(1,344)	$72.69	(1,191)	$73.45	—	$—
Awards expired	(1,484)	$47.18	—	$—	—	$—
Balance at December 31, 2020	5,642,752	$56.91	353,634	$71.81	879,800	$66.78
(1)	The weighted average grant date fair value for Options granted during the years ended December 31, 2020, 2019 and 2018 was $6.74 per share, $8.05 per share and $6.17 per share, respectively.
(2)

The aggregate intrinsic value of Options exercised during the years ended December 31, 2020, 2019 and 2018 was $7.6 million, $58.1 million and $42.9 million, respectively.  These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

(3)	The fair value of restricted shares vested during the years ended December 31, 2020, 2019 and 2018 was $10.6 million, $11.1 million and $11.5 million, respectively.
(4)	The fair value of restricted units vested during the years ended December 31, 2020, 2019 and 2018 was $18.7 million, $29.1 million and $1.8 million, respectively.
(5)	Includes LTI plan awards granted under the executive compensation program.

The following table summarizes information regarding Options outstanding and exercisable at December 31, 2020 (aggregate intrinsic value is in thousands):

	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Options Outstanding	5,642,752	4.64	$56.91	$26,881
Options Exercisable	4,985,668	4.16	$55.12	$26,804
Vested and expected to vest	648,552	8.32	$70.40	$77

(1)	The aggregate intrinsic values were calculated as the excess, if any, between the Company’s closing share price of $59.28 per share on December 31, 2020 and the strike price of the underlying awards.

As of December 31, 2019 and 2018, 4,750,481 Options (with a weighted average exercise price of $54.13) and 5,328,020 Options (with a weighted average exercise price of $49.57) were exercisable, respectively.
13.	Employee Plans

The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of EQR.  The Company registered 7,000,000 Common Shares under the ESPP, of which 2,624,136 Common Shares remained available for purchase at December 31, 2020.  The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter.  The following table summarizes information regarding the Common Shares issued under the ESPP with the net proceeds noted below being contributed to ERPOP in exchange for OP Units (amounts in thousands except share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Shares issued	90,196	48,131	75,414
Issuance price ranges	$46.23 – $63.84	$59.56 – $72.91	$47.80 – $57.09
Issuance proceeds	$4,508	$3,116	$3,879

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria.  The Company matches dollar for dollar up to the first 4% of eligible compensation that a participant contributes to the 401(k) Plan for all employees except those defined as highly compensated employees, whose match is 3%.  Participants are vested in the Company’s contributions over five years.  The Company recognized an expense in the amount of $5.2 million, $5.0 million and $4.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

On September 30, 2014, the Company filed with the SEC a Form S-3 Registration Statement to register 4,790,000 Common Shares pursuant to a Distribution Reinvestment Plan (the “2014 DRIP”), which included the remaining shares available for issuance under a previous registration.  The registration was automatically declared effective the same day and will expire when all 4,790,000 shares have been issued.  The Company has 4,650,334 Common Shares available for issuance under the 2014 DRIP at December 31, 2020.

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

The Company leases its corporate headquarters from an entity affiliated with EQR’s Chairman of the Board of Trustees.  The lease term expires on November 30, 2032 and contains two five-year extension options.  The amount incurred for such office space for the years ended December 31, 2020, 2019 and 2018 were approximately $2.1 million, $2.6 million and $2.5 million, respectively.  The Company believes these amounts approximate market rates for such rental space.
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

As of December 31, 2020, the Company has two wholly owned projects and one partially owned project totaling 824 apartment units in various stages of development with remaining commitments to fund of approximately $191.7 million (inclusive of applicable construction mortgage and joint venture partner obligations) and estimated completion dates ranging through September 30, 2021. The Company completed and stabilized two projects during the year ended December 31, 2020.

As of December 31, 2020, the Company has two joint venture agreements with third-party partners for the consolidated development of multifamily rental properties, one of which is currently under construction as noted above.  The development commitment to fund the project under construction is included in the development funding totals above for the one joint venture project where construction has started.  The joint venture agreements with each partner include a buy-sell provision that provides the right, but not the obligation, for the Company to acquire each respective partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for additional discussion.

The Company has entered into a retirement benefits agreement with its Chairman and deferred compensation agreements with other former executive officers.  During the years ended December 31, 2020, 2019 and 2018, the Company recognized compensation expense of $0.5 million, $0.4 million and $0.3 million, respectively, related to these agreements.

The following table summarizes the Company’s contractual obligations for deferred compensation for the next five years and thereafter as of December 31, 2020:

(Payments)/Receipts Due by Year (in thousands)
	2021	2022	2023	2024	2025	Thereafter	Total
Other Long-Term Liabilities:
Deferred Compensation (1)	$(769)	$(1,130)	$(1,005)	$(723)	$(723)	$(3,976)	$(8,326)

(1)	Estimated payments to the Company’s Chairman and one former executive officer based on actual and estimated retirement dates.

17.	Reportable Segments

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  While the Company does maintain a non-residential presence, it accounts for approximately 2.7% of total revenues and is designed as an amenity for our residential residents.  The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis.  The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2020, 2019 and 2018, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the years ended December 31, 2020, 2019 and 2018, respectively (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Rental income	$2,571,705	$2,700,691	$2,577,681
Property and maintenance expense	(440,998)	(446,845)	(429,335)
Real estate taxes and insurance expense	(381,562)	(366,139)	(357,814)
Total operating expenses	(822,560)	(812,984)	(787,149)
Net operating income	$1,749,145	$1,887,707	$1,790,532

The following tables present NOI for each segment from our rental real estate for the years ended December 31, 2020, 2019 and 2018, respectively, as well as total assets and capital expenditures at December 31, 2020 and 2019, respectively (amounts in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019			Year Ended December 31, 2018
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$468,450	$145,342	$323,108	$485,084	$144,314	$340,770	$451,592	$129,455	$322,137
Orange County	105,236	24,545	80,691	105,087	24,359	80,728	101,198	24,468	76,730
San Diego	74,737	18,176	56,561	73,698	17,889	55,809	91,971	24,024	67,947
Subtotal - Southern California	648,423	188,063	460,360	663,869	186,562	477,307	644,761	177,947	466,814

San Francisco	451,724	119,183	332,541	473,102	115,702	357,400	463,492	112,331	351,161
Washington D.C.	389,533	120,533	269,000	394,171	119,419	274,752	403,761	123,345	280,416
New York	426,016	198,228	227,788	464,270	191,514	272,756	444,112	178,055	266,057
Seattle	245,559	71,003	174,556	252,311	68,717	183,594	200,222	55,871	144,351
Boston	240,158	71,611	168,547	253,297	70,875	182,422	218,778	60,409	158,369
Other Markets	17,605	4,858	12,747	18,215	4,713	13,502	1,940	658	1,282
Total same store	2,419,018	773,479	1,645,539	2,519,235	757,502	1,761,733	2,377,066	708,616	1,668,450

Non-same store/other (2) (3)
Non-same store	116,103	35,952	80,151	58,751	17,702	41,049	103,688	36,874	66,814
Other (3)	36,584	13,129	23,455	122,705	37,780	84,925	96,927	41,659	55,268
Total non-same store/other	152,687	49,081	103,606	181,456	55,482	125,974	200,615	78,533	122,082

Totals	$2,571,705	$822,560	$1,749,145	$2,700,691	$812,984	$1,887,707	$2,577,681	$787,149	$1,790,532

(1)

For the years ended December 31, 2020 and 2019, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2019, less properties subsequently sold, which represented 73,585 apartment units.  For the year ended December 31, 2018, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2018, less properties subsequently sold, which represented 71,830 apartment units.

(2)

For the years ended December 31, 2020 and 2019, non-same store primarily includes properties acquired after January 1, 2019, plus any properties in lease-up and not stabilized as of January 1, 2019.  For the year ended December 31, 2018, non-same store primarily includes properties acquired after January 1, 2018, plus any properties in lease-up and not stabilized as of January 1, 2018.

(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Year Ended December 31, 2020		Year Ended December 31, 2019
	Total Assets	Capital Expenditures	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$3,007,621	$22,817	$3,110,659	$32,611
Orange County	389,007	7,260	404,545	9,276
San Diego	242,429	3,430	252,051	3,947
Subtotal - Southern California	3,639,057	33,507	3,767,255	45,834

San Francisco	3,233,901	18,983	3,345,882	25,925
Washington D.C.	3,066,702	23,626	3,174,721	22,409
New York	3,950,286	25,609	4,004,078	26,976
Seattle	1,802,952	11,372	1,871,232	22,023
Boston	1,758,665	18,367	1,822,373	27,267
Denver	247,133	817	255,974	701
Total same store	17,698,696	132,281	18,241,515	171,135

Non-same store/other (2) (3)
Non-same store	1,664,892	2,627	1,681,367	1,864
Other (3)	923,303	1,071	1,249,887	5,424
Total non-same store/other	2,588,195	3,698	2,931,254	7,288

Totals	$20,286,891	$135,979	$21,172,769	$178,423

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2019, less properties subsequently sold, which represented 73,585 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2019, plus any properties in lease-up and not stabilized as of January 1, 2019.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
18.	Subsequent Events

There have been no material subsequent events occurring since December 31, 2020.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Overall Summary

December 31, 2020

	Properties	Apartment Units	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances (1)
Wholly Owned Unencumbered	246	64,363	$22,528,561,227	$(6,521,859,521)	$16,006,701,706	$—
Wholly Owned Encumbered	42	10,127	3,704,582,050	(1,032,587,859)	2,671,994,191	2,088,144,904
Wholly Owned Properties	288	74,490	26,233,143,277	(7,554,447,380)	18,678,695,897	2,088,144,904
Partially Owned Unencumbered	14	2,699	672,990,027	(231,543,640)	441,446,387	—
Partially Owned Encumbered	2	700	297,191,796	(73,666,183)	223,525,613	205,744,819
Partially Owned Properties	16	3,399	970,181,823	(305,209,823)	664,972,000	205,744,819
Total Unencumbered Properties	260	67,062	23,201,551,254	(6,753,403,161)	16,448,148,093	—
Total Encumbered Properties	44	10,827	4,001,773,846	(1,106,254,042)	2,895,519,804	2,293,889,723
Total Consolidated Investment in Real Estate	304	77,889	$27,203,325,100	$(7,859,657,203)	$19,343,667,897	$2,293,889,723

(1)	See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2020

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Amount
Archstone Master Property Holdings LLC	13	H	$798,691,865
Portfolio/Entity Encumbrances	13		798,691,865
Individual Property Encumbrances			1,495,197,858
Total Encumbrances per Financial Statements			$2,293,889,723

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Balance, beginning of year	$27,533,607	$26,511,022	$26,026,896
Acquisitions and development	298,847	1,704,320	855,254
Improvements	154,433	180,944	192,661
Dispositions and other	(783,562)	(862,679)	(563,789)
Balance, end of year	$27,203,325	$27,533,607	$26,511,022

The changes in accumulated depreciation for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Balance, beginning of year	$7,276,786	$6,696,281	$6,040,378
Depreciation	820,832	831,083	785,725
Dispositions and other	(237,961)	(250,578)	(129,822)
Balance, end of year	$7,859,657	$7,276,786	$6,696,281

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2020

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/20
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/20	Encumbrances
Wholly Owned Unencumbered:
100 K Apartments (fka 100K Street)	Washington, D.C.	—	2018	222	$15,600,000	$70,296,069	$18,484	$15,600,000	$70,314,553	$85,914,553	$(6,076,767)	$79,837,786	$—
140 Riverside Boulevard	New York, NY	G	2003	354	103,539,100	94,082,725	10,817,358	103,539,100	104,900,083	208,439,183	(56,324,733)	152,114,450	—
160 Riverside Boulevard	New York, NY	G	2001	455	139,933,500	190,964,745	18,135,193	139,933,500	209,099,938	349,033,438	(112,149,211)	236,884,227	—
170 Amsterdam	New York, NY	G	2015	236	—	112,096,955	734,040	—	112,830,995	112,830,995	(25,078,672)	87,752,323	—
175 Kent	Brooklyn, NY	G	2011	113	22,037,831	53,962,169	2,476,612	22,037,831	56,438,781	78,476,612	(20,147,633)	58,328,979	—
180 Montague (fka Brooklyn Heights)	Brooklyn, NY	G	2000	193	32,400,000	92,675,228	5,346,485	32,400,000	98,021,713	130,421,713	(30,697,551)	99,724,162	—
180 Riverside Boulevard	New York, NY	G	1998	516	144,968,250	138,346,681	16,593,445	144,968,250	154,940,126	299,908,376	(83,930,689)	215,977,687	—
1210 Mass	Washington, D.C.	G	2004	144	9,213,512	36,559,189	3,222,293	9,213,512	39,781,482	48,994,994	(21,574,097)	27,420,897	—
1401 Joyce on Pentagon Row	Arlington, VA	—	2004	326	9,780,000	89,668,165	5,636,363	9,780,000	95,304,528	105,084,528	(41,418,326)	63,666,202	—
1500 Mass Ave	Washington, D.C.	G	1951	556	54,638,298	40,361,702	16,685,633	54,638,298	57,047,335	111,685,633	(31,601,970)	80,083,663	—
1800 Oak (fka Rosslyn)	Arlington, VA	G	2003	314	31,400,000	109,005,734	8,912,514	31,400,000	117,918,248	149,318,248	(37,308,243)	112,010,005	—
2201 Pershing Drive	Arlington, VA	G	2012	188	11,321,198	49,674,175	2,798,189	11,321,198	52,472,364	63,793,562	(17,223,799)	46,569,763	—
2201 Wilson	Arlington, VA	G	2000	219	21,900,000	78,724,663	5,288,939	21,900,000	84,013,602	105,913,602	(26,463,239)	79,450,363	—
2400 M St	Washington, D.C.	G	2006	359	30,006,593	114,013,785	4,779,484	30,006,593	118,793,269	148,799,862	(61,688,804)	87,111,058	—
315 on A	Boston, MA	G	2013	202	14,450,070	115,824,930	1,442,998	14,450,070	117,267,928	131,717,998	(27,148,732)	104,569,266	—
340 Fremont (fka Rincon Hill)	San Francisco, CA	—	2016	348	42,000,000	248,608,702	366,576	42,000,000	248,975,278	290,975,278	(43,051,114)	247,924,164	—
341 Nevins	Brooklyn, NY	—	(F)	—	3,621,717	261,079	—	3,621,717	261,079	3,882,796	—	3,882,796	—
3003 Van Ness (fka Van Ness)	Washington, D.C.	—	1970	625	56,300,000	141,191,580	8,427,901	56,300,000	149,619,481	205,919,481	(49,200,506)	156,718,975	—
425 Mass	Washington, D.C.	G	2009	559	28,150,000	138,600,000	5,317,169	28,150,000	143,917,169	172,067,169	(58,212,092)	113,855,077	—
455 Eye Street	Washington, D.C.	G	2017	174	11,941,407	61,418,689	59,540	11,941,407	61,478,229	73,419,636	(8,480,027)	64,939,609	—
4th and Hill	Los Angeles, CA	—	(F)	—	13,131,456	18,548,300	—	13,131,456	18,548,300	31,679,756	—	31,679,756	—
55 West Fifth I & II (fka Townhouse Plaza and Gardens)	San Mateo, CA	—	1964/1972	241	21,041,710	71,931,323	14,359,593	21,041,710	86,290,916	107,332,626	(32,617,071)	74,715,555	—
600 Washington	New York, NY	G	2004	135	32,852,000	43,140,551	2,440,539	32,852,000	45,581,090	78,433,090	(23,873,446)	54,559,644	—
660 Washington (fka Boston Common)	Boston, MA	G	2006	420	106,100,000	166,311,679	7,631,972	106,100,000	173,943,651	280,043,651	(52,935,820)	227,107,831	—
70 Greene	Jersey City, NJ	G	2010	480	28,108,899	236,763,553	3,894,770	28,108,899	240,658,323	268,767,222	(90,074,628)	178,692,594	—
71 Broadway	New York, NY	G	1997	238	22,611,600	77,492,171	18,570,618	22,611,600	96,062,789	118,674,389	(55,283,708)	63,390,681	—
77 Bluxome	San Francisco, CA	—	2007	102	5,249,124	18,609,876	498,937	5,249,124	19,108,813	24,357,937	(7,020,181)	17,337,756	—
77 Park Avenue (fka Hoboken)	Hoboken, NJ	G	2000	301	27,900,000	168,992,440	8,837,952	27,900,000	177,830,392	205,730,392	(54,327,929)	151,402,463	—
777 Sixth	New York, NY	G	2002	294	65,352,706	65,747,294	5,748,406	65,352,706	71,495,700	136,848,406	(33,061,181)	103,787,225	—
88 Hillside	Daly City, CA	G	2011	95	7,786,800	31,587,325	3,442,015	7,786,800	35,029,340	42,816,140	(12,829,331)	29,986,809	—
855 Brannan	San Francisco, CA	G	2018	449	41,363,921	282,133,994	132,534	41,363,921	282,266,528	323,630,449	(34,706,782)	288,923,667	—
929 Mass (fka 929 House)	Cambridge, MA	G	1975	127	3,252,993	21,745,595	8,432,225	3,252,993	30,177,820	33,430,813	(21,091,399)	12,339,414	—
Academy Village	North Hollywood, CA	—	1989	248	25,000,000	23,593,194	11,156,576	25,000,000	34,749,770	59,749,770	(21,580,086)	38,169,684	—
Acappella	Pasadena, CA	—	2002	143	5,839,548	29,360,452	2,419,827	5,839,548	31,780,279	37,619,827	(13,423,512)	24,196,315	—
Acton Courtyard	Berkeley, CA	G	2003	71	5,550,000	15,785,509	445,554	5,550,000	16,231,063	21,781,063	(8,147,133)	13,633,930	—
Alban Towers	Washington, D.C.	—	1934	229	18,900,000	89,794,201	7,195,879	18,900,000	96,990,080	115,890,080	(29,449,847)	86,440,233	—
Alborada	Fremont, CA	—	1999	442	24,310,000	59,214,129	9,737,294	24,310,000	68,951,423	93,261,423	(47,184,982)	46,076,441	—
Alcott Apartments (fka West End Tower)	Boston, MA	G	(F)	—	10,424,000	257,358,529	—	10,424,000	257,358,529	267,782,529	—	267,782,529	—
Altitude (fka Village at Howard Hughes, The (Lots 1 & 2))	Los Angeles, CA	—	2016	545	43,783,485	150,235,105	612,403	43,783,485	150,847,508	194,630,993	(26,754,900)	167,876,093	—
Alton, The (fka Millikan)	Irvine, CA	—	2017	344	11,049,027	96,524,128	243,844	11,049,027	96,767,972	107,816,999	(15,320,884)	92,496,115	—
Arbor Terrace	Sunnyvale, CA	—	1979	175	9,057,300	18,483,642	11,966,964	9,057,300	30,450,606	39,507,906	(19,584,926)	19,922,980	—
Arches, The	Sunnyvale, CA	—	1974	410	26,650,000	62,850,000	3,279,238	26,650,000	66,129,238	92,779,238	(27,016,180)	65,763,058	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2020

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/20
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/20	Encumbrances
Artisan on Second	Los Angeles, CA	—	2008	118	8,000,400	36,074,600	1,298,143	8,000,400	37,372,743	45,373,143	(14,173,055)	31,200,088	—
Artistry Emeryville (fka Emeryville)	Emeryville, CA	—	1994	267	12,300,000	61,466,267	7,368,364	12,300,000	68,834,631	81,134,631	(23,980,609)	57,154,022	—
Atelier	Brooklyn, NY	G	2015	120	32,401,680	47,135,432	515,334	32,401,680	47,650,766	80,052,446	(10,219,483)	69,832,963	—
Avenue Two	Redwood City, CA	—	1972	123	7,995,000	18,005,000	2,509,228	7,995,000	20,514,228	28,509,228	(8,409,710)	20,099,518	—
Axis at Shady Grove	Rockville, MD	—	2016	366	14,745,774	90,503,831	240,588	14,745,774	90,744,419	105,490,193	(11,084,271)	94,405,922	—
Azure (fka Mission Bay-Block 13)	San Francisco, CA	—	2015	273	32,855,115	153,567,641	479,066	32,855,115	154,046,707	186,901,822	(30,930,604)	155,971,218	—
Bay Hill	Long Beach, CA	—	2002	160	7,600,000	27,437,239	4,043,249	7,600,000	31,480,488	39,080,488	(17,947,925)	21,132,563	—
Beatrice, The	New York, NY	—	2010	302	114,351,405	165,648,595	2,437,470	114,351,405	168,086,065	282,437,470	(56,957,402)	225,480,068	—
Bella Vista I, II, III Combined	Woodland Hills, CA	—	2003-2007	579	31,682,754	121,095,786	11,255,581	31,682,754	132,351,367	164,034,121	(68,433,638)	95,600,483	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	—	2000	1	63,158	236,157	2,098	63,158	238,255	301,413	(99,931)	201,482	—
Belle Fontaine	Marina Del Rey, CA	—	2003	102	9,098,808	28,701,192	2,356,766	9,098,808	31,057,958	40,156,766	(11,041,933)	29,114,833	—
Breakwater at Marina Del Rey	Marina Del Rey, CA	—	1964-1969	224	—	73,189,262	2,420,327	—	75,609,589	75,609,589	(25,201,234)	50,408,355	—
Briarwood (CA)	Sunnyvale, CA	—	1985	192	9,991,500	22,247,278	4,418,254	9,991,500	26,665,532	36,657,032	(20,063,847)	16,593,185	—
Brodie, The	Westminster, CO	—	2016	312	8,639,904	79,254,618	685,818	8,639,904	79,940,436	88,580,340	(8,800,355)	79,779,985	—
Brooklyner, The (fka 111 Lawrence)	Brooklyn, NY	G	2010	490	40,099,922	221,438,631	5,139,174	40,099,922	226,577,805	266,677,727	(77,766,873)	188,910,854	—
C on Pico	Los Angeles, CA	—	2014	94	17,125,766	28,074,234	607,130	17,125,766	28,681,364	45,807,130	(6,042,014)	39,765,116	—
Carlyle Mill	Alexandria, VA	—	2002	317	10,000,000	51,367,913	9,482,880	10,000,000	60,850,793	70,850,793	(37,283,170)	33,567,623	—
Carmel Terrace	San Diego, CA	—	1988-1989	384	2,288,300	20,596,281	12,821,204	2,288,300	33,417,485	35,705,785	(29,568,634)	6,137,151	—
Cascade	Seattle, WA	G	2017	477	23,751,564	149,384,842	58,556	23,751,564	149,443,398	173,194,962	(20,377,508)	152,817,454	—
Centennial (fka Centennial Court & Centennial Tower)	Seattle, WA	G	1991/2001	408	9,700,000	70,080,378	14,204,709	9,700,000	84,285,087	93,985,087	(47,446,620)	46,538,467	—
Centre Club Combined	Ontario, CA	—	1994 & 2002	412	7,436,000	33,014,789	9,778,429	7,436,000	42,793,218	50,229,218	(28,483,810)	21,745,408	—
Chelsea Square	Redmond, WA	—	1991	113	3,397,100	9,289,074	3,046,308	3,397,100	12,335,382	15,732,482	(9,272,305)	6,460,177	—
Chloe on Madison (fka 1401 E. Madison)	Seattle, WA	G	2019	137	10,401,958	53,750,777	2,916	10,401,958	53,753,693	64,155,651	(2,655,541)	61,500,110	—
Chloe on Union (fka Chloe)	Seattle, WA	G	2010	117	14,835,571	39,359,650	2,872,330	14,835,571	42,231,980	57,067,551	(6,417,475)	50,650,076	—
Church Corner	Cambridge, MA	G	1987	85	5,220,000	16,744,643	3,414,899	5,220,000	20,159,542	25,379,542	(11,781,658)	13,597,884	—
City Gate at Cupertino (fka Cupertino)	Cupertino, CA	—	1998	311	40,400,000	95,937,046	7,718,239	40,400,000	103,655,285	144,055,285	(33,293,690)	110,761,595	—
City Square Bellevue (fka Bellevue)	Bellevue, WA	G	1998	191	15,100,000	41,876,257	3,956,888	15,100,000	45,833,145	60,933,145	(15,186,445)	45,746,700	—
Clarendon, The	Arlington, VA	G	2005	292	30,400,340	103,824,660	2,799,573	30,400,340	106,624,233	137,024,573	(40,439,940)	96,584,633	—
Cleo, The	Los Angeles, CA	—	1989	92	6,615,467	14,829,335	4,278,181	6,615,467	19,107,516	25,722,983	(10,359,000)	15,363,983	—
Connecticut Heights	Washington, D.C.	—	1974	518	27,600,000	114,002,295	10,672,491	27,600,000	124,674,786	152,274,786	(38,864,851)	113,409,935	—
Corcoran House at DuPont Circle (fka DuPont Circle)	Washington, D.C.	G	1961	138	13,500,000	26,913,113	4,106,014	13,500,000	31,019,127	44,519,127	(10,154,028)	34,365,099	—
Courthouse Plaza	Arlington, VA	G	1990	396	—	87,386,024	6,926,335	—	94,312,359	94,312,359	(31,836,593)	62,475,766	—
Creekside (San Mateo)	San Mateo, CA	—	1985	192	9,606,600	21,193,232	5,528,464	9,606,600	26,721,696	36,328,296	(19,983,009)	16,345,287	—
Cronins Landing	Waltham, MA	G	1998	281	32,300,000	85,119,324	12,705,880	32,300,000	97,825,204	130,125,204	(31,367,886)	98,757,318	—
Crystal Place	Arlington, VA	—	1986	181	17,200,000	47,918,975	4,101,843	17,200,000	52,020,818	69,220,818	(17,674,647)	51,546,171	—
Dalton, The	Alexandria, VA	G	2018	270	22,947,777	95,334,754	95,439	22,947,777	95,430,193	118,377,970	(7,103,749)	111,274,221	—
Deerwood (SD)	San Diego, CA	—	1990	316	2,082,095	18,739,815	16,342,739	2,082,095	35,082,554	37,164,649	(31,387,018)	5,777,631	—
Del Mar Ridge	San Diego, CA	—	1998	181	7,801,824	36,948,176	4,478,037	7,801,824	41,426,213	49,228,037	(19,145,873)	30,082,164	—
Eagle Canyon	Chino Hills, CA	—	1985	252	1,808,900	16,274,361	11,453,379	1,808,900	27,727,740	29,536,640	(21,958,570)	7,578,070	—
Edge, The (fka 4885 Edgemoor Lane)	Bethesda, MD	—	(F)	—	—	52,311,710	—	—	52,311,710	52,311,710	—	52,311,710	—
Edgemont at Bethesda Metro	Bethesda, MD	—	1989	122	13,092,552	43,907,448	2,485,329	13,092,552	46,392,777	59,485,329	(16,714,861)	42,770,468	—
Emerson Place	Boston, MA	G	1962	444	14,855,000	57,566,636	36,095,829	14,855,000	93,662,465	108,517,465	(67,775,615)	40,741,850	—
Encore at Sherman Oaks, The	Sherman Oaks, CA	—	1988	174	8,700,000	25,446,003	4,521,390	8,700,000	29,967,393	38,667,393	(11,941,930)	26,725,463	—
Eviva on Cherokee	Denver, CO	—	2017	274	10,507,626	100,037,204	512,431	10,507,626	100,549,635	111,057,261	(10,488,698)	100,568,563	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2020

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/20
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/20	Encumbrances
Fountains at Emerald Park (fka Emerald Park)	Dublin, CA	—	2000	324	25,900,000	83,986,217	4,735,333	25,900,000	88,721,550	114,621,550	(28,555,812)	86,065,738	—
Fremont Center	Fremont, CA	G	2002	322	25,800,000	78,753,114	5,103,474	25,800,000	83,856,588	109,656,588	(27,673,493)	81,983,095	—
Gaithersburg Station	Gaithersburg, MD	G	2013	400	17,500,000	74,678,917	4,636,691	17,500,000	79,315,608	96,815,608	(23,625,030)	73,190,578	—
Gallery, The	Hermosa Beach, CA	—	1971	169	18,144,000	46,567,941	3,103,348	18,144,000	49,671,289	67,815,289	(26,326,719)	41,488,570	—
Gateway at Malden Center	Malden, MA	G	1988	203	9,209,780	25,722,666	17,360,595	9,209,780	43,083,261	52,293,041	(28,698,550)	23,594,491	—
Geary Court Yard	San Francisco, CA	—	1990	165	1,722,400	15,471,429	6,286,909	1,722,400	21,758,338	23,480,738	(16,463,219)	7,017,519	—
Girard	Boston, MA	G	2016	160	—	102,450,328	921,575	—	103,371,903	103,371,903	(14,956,283)	88,415,620	—
Hampshire Place	Los Angeles, CA	—	1989	259	10,806,000	30,335,330	8,663,329	10,806,000	38,998,659	49,804,659	(21,516,455)	28,288,204	—
Harbor Steps	Seattle, WA	G	2000	761	59,403,601	158,829,432	43,131,840	59,403,601	201,961,272	261,364,873	(105,902,659)	155,462,214	—
Hathaway	Long Beach, CA	—	1987	385	2,512,500	22,611,912	14,527,190	2,512,500	37,139,102	39,651,602	(28,554,178)	11,097,424	—
Helios (fka 2nd+Pine)	Seattle, WA	G	2017	398	18,061,674	206,761,817	183,520	18,061,674	206,945,337	225,007,011	(28,336,441)	196,670,570	—
Heritage at Stone Ridge	Burlington, MA	—	2005	180	10,800,000	31,808,335	3,054,858	10,800,000	34,863,193	45,663,193	(19,026,623)	26,636,570	—
Heritage Ridge	Lynwood, WA	—	1999	197	6,895,000	18,983,597	4,683,392	6,895,000	23,666,989	30,561,989	(12,962,130)	17,599,859	—
Hesby	North Hollywood, CA	—	2013	308	23,299,892	102,700,108	2,406,522	23,299,892	105,106,630	128,406,522	(28,701,909)	99,704,613	—
Highlands at South Plainfield	South Plainfield, NJ	—	2000	252	10,080,000	37,526,912	2,930,209	10,080,000	40,457,121	50,537,121	(21,704,492)	28,832,629	—
Hikari	Los Angeles, CA	G	2007	128	9,435,760	32,564,240	1,055,340	9,435,760	33,619,580	43,055,340	(12,719,419)	30,335,921	—
Hillside ll	Daly City, CA	—	(F)	—	—	1,892,874	—	—	1,892,874	1,892,874	—	1,892,874	—
Hudson Crossing	New York, NY	G	2003	259	23,420,000	69,977,699	3,305,385	23,420,000	73,283,084	96,703,084	(41,028,871)	55,674,213	—
Hudson Pointe	Jersey City, NJ	—	2003	182	5,350,000	41,114,074	7,258,907	5,350,000	48,372,981	53,722,981	(28,021,673)	25,701,308	—
Huxley, The	Redwood City, CA	—	2018	137	18,775,028	89,336,651	38,505	18,775,028	89,375,156	108,150,184	(7,124,237)	101,025,947	—
Ivory Wood	Bothell, WA	—	2000	144	2,732,800	13,888,282	1,964,134	2,732,800	15,852,416	18,585,216	(9,126,262)	9,458,954	—
Jia (fka Chinatown Gateway)	Los Angeles, CA	G	2014	280	14,791,831	78,218,492	917,303	14,791,831	79,135,795	93,927,626	(25,013,639)	68,913,987	—
Junction 47 (fka West Seattle)	Seattle, WA	G	2015	206	11,726,305	56,584,312	256,046	11,726,305	56,840,358	68,566,663	(12,195,811)	56,370,852	—
Kelvin, The (fka Modera)	Irvine, CA	—	2015	194	15,521,552	64,853,448	778,776	15,521,552	65,632,224	81,153,776	(15,146,860)	66,006,916	—
Laguna Clara	Santa Clara, CA	—	1972	264	13,642,420	31,270,480	7,218,616	13,642,420	38,489,096	52,131,516	(21,078,780)	31,052,736	—
Landings at Port Imperial	W. New York, NJ	—	1999	276	27,246,045	37,741,050	15,622,471	27,246,045	53,363,521	80,609,566	(35,393,712)	45,215,854	—
Lane	Seattle, WA	G	2019	217	13,142,946	71,933,303	65,928	13,142,946	71,999,231	85,142,177	(4,558,633)	80,583,544	—
Lex, The	San Jose, CA	—	2017	387	21,817,512	158,778,598	462,150	21,817,512	159,240,748	181,058,260	(15,000,565)	166,057,695	—
Liberty Park	Braintree, MA	—	2000	202	5,977,504	26,749,111	7,808,575	5,977,504	34,557,686	40,535,190	(21,422,606)	19,112,584	—
Liberty Tower	Arlington, VA	G	2008	235	16,382,822	83,817,078	4,517,251	16,382,822	88,334,329	104,717,151	(34,837,074)	69,880,077	—
Lincoln Heights	Quincy, MA	—	1991	336	5,928,400	33,595,262	15,212,279	5,928,400	48,807,541	54,735,941	(39,401,499)	15,334,442	—
Lofts at Kendall Square (fka Kendall Square)	Cambridge, MA	—	1998	186	18,696,674	78,445,657	7,530,710	18,696,674	85,976,367	104,673,041	(27,734,674)	76,938,367	—
Lofts at Kendall Square ll (fka 249 Third Street)	Cambridge, MA	G	2019	84	4,603,326	44,438,432	(503)	4,603,326	44,437,929	49,041,255	(2,109,619)	46,931,636	—
Longacre House	New York, NY	G	2000	293	73,170,045	53,962,510	5,401,688	73,170,045	59,364,198	132,534,243	(28,246,752)	104,287,491	—
Longfellow Place	Boston, MA	G	1975	710	38,264,917	132,175,915	89,681,781	38,264,917	221,857,696	260,122,613	(163,889,861)	96,232,752	—
Madox	Jersey City, NJ	G	2013	131	9,679,635	64,594,205	961,691	9,679,635	65,555,896	75,235,531	(7,494,654)	67,740,877	—
Mantena	New York, NY	G	2012	98	22,346,513	61,501,158	1,480,793	22,346,513	62,981,951	85,328,464	(20,145,143)	65,183,321	—
Marina 41 (fka Marina Del Rey)	Marina Del Rey, CA	—	1973	623	—	168,842,442	9,623,804	—	178,466,246	178,466,246	(59,646,703)	118,819,543	—
Mariposa at Playa Del Rey (fka Playa Del Rey)	Playa Del Rey, CA	—	2004	354	60,900,000	89,311,482	7,039,392	60,900,000	96,350,874	157,250,874	(31,786,197)	125,464,677	—
Mark on 8th	Seattle, WA	G	2016	174	23,004,387	51,148,861	172,242	23,004,387	51,321,103	74,325,490	(6,791,552)	67,533,938	—
Market Street Village	San Diego, CA	—	2006	229	13,740,000	40,757,301	2,627,968	13,740,000	43,385,269	57,125,269	(22,558,686)	34,566,583	—
Milano Lofts	Los Angeles, CA	G	1925/2006	99	8,125,216	27,378,784	4,435,789	8,125,216	31,814,573	39,939,789	(10,534,953)	29,404,836	—
Mill Creek	Milpitas, CA	—	1991	516	12,858,693	57,168,503	18,006,191	12,858,693	75,174,694	88,033,387	(43,305,918)	44,727,469	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2020

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/20
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/20	Encumbrances
Mosaic at Metro	Hyattsville, MD	—	2008	260	—	59,580,898	1,669,692	—	61,250,590	61,250,590	(25,749,117)	35,501,473	—
Mountain View Redevelopment	Mountain View, CA	—	(F)	—	—	1,630,338	—	—	1,630,338	1,630,338	—	1,630,338	—
Mozaic at Union Station	Los Angeles, CA	—	2007	272	8,500,000	52,529,446	2,595,464	8,500,000	55,124,910	63,624,910	(27,902,570)	35,722,340	—
Murray Hill Tower (fka Murray Hill)	New York, NY	G	1974	270	75,800,000	102,705,401	11,586,703	75,800,000	114,292,104	190,092,104	(38,926,014)	151,166,090	—
Next on Sixth	Los Angeles, CA	G	2017	398	52,509,906	136,635,650	161,352	52,509,906	136,797,002	189,306,908	(13,325,292)	175,981,616	—
North Pier at Harborside	Jersey City, NJ	—	2003	297	4,000,159	94,290,590	7,943,309	4,000,159	102,233,899	106,234,058	(57,060,669)	49,173,389	—
Northglen	Valencia, CA	—	1988	234	9,360,000	20,778,553	7,159,183	9,360,000	27,937,736	37,297,736	(17,739,770)	19,557,966	—
Northpark	Burlingame, CA	—	1972	510	38,607,000	77,472,217	15,619,323	38,607,000	93,091,540	131,698,540	(43,765,024)	87,933,516	—
Notch	Newcastle, WA	—	2020	158	5,463,324	43,490,989	5,378	5,463,324	43,496,367	48,959,691	(1,267,355)	47,692,336	—
Oak Park Combined	Agoura Hills, CA	—	1989 & 1990	444	3,390,700	30,517,274	11,540,745	3,390,700	42,058,019	45,448,719	(35,268,612)	10,180,107	—
Oaks	Santa Clarita, CA	—	2000	520	23,400,000	61,020,438	8,845,874	23,400,000	69,866,312	93,266,312	(41,469,709)	51,796,603	—
Oakwood Crystal City	Arlington, VA	—	1987	162	15,400,000	35,474,336	4,223,339	15,400,000	39,697,675	55,097,675	(13,360,668)	41,737,007	—
Ocean Crest	Solana Beach, CA	—	1986	146	5,111,200	11,910,438	5,063,378	5,111,200	16,973,816	22,085,016	(12,541,852)	9,543,164	—
Odin (fka Tallman)	Seattle, WA	—	2015	301	16,807,519	64,519,515	95,579	16,807,519	64,615,094	81,422,613	(13,686,832)	67,735,781	—
One Henry Adams	San Francisco, CA	G	2016	241	30,224,393	139,564,405	75,093	30,224,393	139,639,498	169,863,891	(22,296,095)	147,567,796	—
One India Street (fka Oakwood Boston)	Boston, MA	G	1901	94	22,200,000	28,672,979	6,922,941	22,200,000	35,595,920	57,795,920	(11,405,705)	46,390,215	—
Pacific Place	Los Angeles, CA	—	2008	430	32,250,000	110,750,000	2,166,746	32,250,000	112,916,746	145,166,746	(35,114,578)	110,052,168	—
Packard Building	Seattle, WA	G	2010	61	5,911,041	19,954,959	1,230,863	5,911,041	21,185,822	27,096,863	(4,881,973)	22,214,890	—
Parc 77	New York, NY	G	1903	137	40,504,000	18,025,679	6,888,757	40,504,000	24,914,436	65,418,436	(14,944,137)	50,474,299	—
Parc Cameron	New York, NY	G	1927	166	37,600,000	9,855,597	7,768,599	37,600,000	17,624,196	55,224,196	(12,262,578)	42,961,618	—
Parc Coliseum	New York, NY	G	1910	177	52,654,000	23,045,751	9,759,837	52,654,000	32,805,588	85,459,588	(20,290,750)	65,168,838	—
Parc East Towers	New York, NY	G	1977	324	102,163,000	108,989,402	13,101,902	102,163,000	122,091,304	224,254,304	(60,987,908)	163,266,396	—
Parc on Powell (fka Parkside at Emeryville)	Emeryville, CA	G	2015	173	16,667,059	65,100,751	753,908	16,667,059	65,854,659	82,521,718	(14,664,513)	67,857,205	—
Park Connecticut	Washington, D.C.	—	2000	142	13,700,000	59,087,519	2,161,224	13,700,000	61,248,743	74,948,743	(18,692,087)	56,256,656	—
Park West (CA)	Los Angeles, CA	—	1987/1990	444	3,033,500	27,302,383	12,931,215	3,033,500	40,233,598	43,267,098	(32,562,373)	10,704,725	—
Parkside	Union City, CA	—	1979	208	6,246,700	11,827,453	8,446,035	6,246,700	20,273,488	26,520,188	(14,157,450)	12,362,738	—
Pearl, The (WA)	Seattle, WA	G	2008	80	6,972,585	26,527,415	1,126,346	6,972,585	27,653,761	34,626,346	(6,325,802)	28,300,544	—
Pearl MDR (fka Oakwood Marina Del Rey)	Marina Del Rey, CA	G	1969	597	—	120,795,359	6,550,150	—	127,345,509	127,345,509	(43,885,705)	83,459,804	—
Pegasus	Los Angeles, CA	G	1949/2003	322	18,094,052	81,905,948	7,302,934	18,094,052	89,208,882	107,302,934	(35,775,990)	71,526,944	—
Playa Pacifica	Hermosa Beach, CA	—	1972	285	35,100,000	33,473,822	24,084,348	35,100,000	57,558,170	92,658,170	(34,060,220)	58,597,950	—
Portofino	Chino Hills, CA	—	1989	176	3,572,400	14,660,994	3,963,453	3,572,400	18,624,447	22,196,847	(14,859,876)	7,336,971	—
Portofino (Val)	Valencia, CA	—	1989	216	8,640,000	21,487,126	6,277,627	8,640,000	27,764,753	36,404,753	(18,614,995)	17,789,758	—
Portside Towers	Jersey City, NJ	G	1992-1997	527	22,487,006	96,842,913	26,069,539	22,487,006	122,912,452	145,399,458	(93,853,487)	51,545,971	—
Potrero 1010	San Francisco, CA	G	2016	453	40,830,011	181,855,868	989,838	40,830,011	182,845,706	223,675,717	(33,782,465)	189,893,252	—
Prado (fka Glendale)	Glendale, CA	—	1988	264	—	67,977,313	6,662,673	—	74,639,986	74,639,986	(24,014,696)	50,625,290	—
Prime, The	Arlington, VA	—	2002	281	34,625,000	77,879,740	4,771,834	34,625,000	82,651,574	117,276,574	(35,430,836)	81,845,738	—
Prism at Park Avenue South (fka 400 Park Avenue South)	New York, NY	G	2015	269	76,292,169	171,726,887	231,618	76,292,169	171,958,505	248,250,674	(38,979,951)	209,270,723	—
Promenade at Town Center I & II	Valencia, CA	—	2001	564	28,200,000	69,795,915	12,726,006	28,200,000	82,521,921	110,721,921	(47,521,592)	63,200,329	—
Providence	Bothell, WA	—	2000	200	3,573,621	19,055,505	5,058,503	3,573,621	24,114,008	27,687,629	(13,078,610)	14,609,019	—
Quarry Hills	Quincy, MA	—	2006	316	26,900,000	84,411,162	4,822,863	26,900,000	89,234,025	116,134,025	(28,874,667)	87,259,358	—
Radius Uptown	Denver, CO	—	2017	372	13,644,960	121,899,084	1,070,656	13,644,960	122,969,740	136,614,700	(14,861,159)	121,753,541	—
Red 160 (fka Redmond Way)	Redmond, WA	G	2011	250	15,546,376	65,320,010	1,554,405	15,546,376	66,874,415	82,420,791	(22,940,448)	59,480,343	—
Redmond Court	Bellevue, WA	—	1977	206	10,300,000	33,488,745	1,923,709	10,300,000	35,412,454	45,712,454	(12,697,765)	33,014,689	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2020

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/20
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/20	Encumbrances
Regency Palms	Huntington Beach, CA	—	1969	310	1,857,400	16,713,254	8,166,256	1,857,400	24,879,510	26,736,910	(20,072,599)	6,664,311	—
Reserve at Clarendon Centre, The	Arlington, VA	G	2003	252	10,500,000	52,812,935	5,015,196	10,500,000	57,828,131	68,328,131	(34,812,389)	33,515,742	—
Reserve at Eisenhower, The	Alexandria, VA	—	2002	226	6,500,000	34,585,060	5,104,139	6,500,000	39,689,199	46,189,199	(23,797,415)	22,391,784	—
Reserve at Empire Lakes	Rancho Cucamonga, CA	—	2005	467	16,345,000	73,080,670	5,402,223	16,345,000	78,482,893	94,827,893	(41,826,076)	53,001,817	—
Reserve at Fairfax Corner	Fairfax, VA	—	2001	652	15,804,057	63,129,051	13,200,537	15,804,057	76,329,588	92,133,645	(47,641,317)	44,492,328	—
Reserve at Mountain View (fka Mountain View)	Mountain View, CA	—	1965	180	27,000,000	33,029,605	7,682,065	27,000,000	40,711,670	67,711,670	(14,792,142)	52,919,528	—
Reserve at Potomac Yard	Alexandria, VA	—	2002	588	11,918,917	68,862,641	18,128,215	11,918,917	86,990,856	98,909,773	(49,807,938)	49,101,835	—
Reserve at Town Center I-III (WA)	Mill Creek, WA	G	2001, 2009, 2014	584	16,768,705	77,623,664	9,950,448	16,768,705	87,574,112	104,342,817	(39,942,888)	64,399,929	—
Residences at Westgate I (fka Westgate II)	Pasadena, CA	G	2014	252	17,859,785	109,261,438	603,327	17,859,785	109,864,765	127,724,550	(30,747,047)	96,977,503	—
Residences at Westgate II (fka Westgate III)	Pasadena, CA	G	2015	88	12,118,248	40,486,467	119,401	12,118,248	40,605,868	52,724,116	(9,059,400)	43,664,716	—
Rianna I & II	Seattle, WA	G	2000/2002	156	4,430,000	29,298,096	1,594,173	4,430,000	30,892,269	35,322,269	(13,558,016)	21,764,253	—
Ridgewood Village I&II	San Diego, CA	—	1997	408	11,809,500	34,004,048	6,762,215	11,809,500	40,766,263	52,575,763	(29,418,122)	23,157,641	—
Riva Terra I (fka Redwood Shores)	Redwood City, CA	—	1986	304	34,963,355	84,587,658	8,097,405	34,963,355	92,685,063	127,648,418	(31,553,572)	96,094,846	—
Riva Terra II (fka Harborside)	Redwood City, CA	—	1986	149	17,136,645	40,536,531	4,063,635	17,136,645	44,600,166	61,736,811	(13,928,284)	47,808,527	—
Riverpark	Redmond, WA	G	2009	321	14,355,000	80,894,049	4,803,736	14,355,000	85,697,785	100,052,785	(30,548,447)	69,504,338	—
Rivington, The	Hoboken, NJ	—	1999	240	34,340,640	112,730,596	3,283,711	34,340,640	116,014,307	150,354,947	(15,662,554)	134,692,393	—
Rosecliff II	Quincy, MA	—	2005	130	4,922,840	30,202,160	1,801,272	4,922,840	32,003,432	36,926,272	(12,228,816)	24,697,456	—
Sakura Crossing	Los Angeles, CA	G	2009	230	14,641,990	42,858,010	1,561,995	14,641,990	44,420,005	59,061,995	(17,561,315)	41,500,680	—
Saxton	Seattle, WA	G	2019	325	38,805,400	128,652,023	373,996	38,805,400	129,026,019	167,831,419	(9,518,028)	158,313,391	—
Seventh & James	Seattle, WA	G	1992	96	663,800	5,974,803	4,639,194	663,800	10,613,997	11,277,797	(8,600,004)	2,677,793	—
Sheffield Court	Arlington, VA	—	1986	597	3,342,381	31,337,332	18,847,422	3,342,381	50,184,754	53,527,135	(41,685,265)	11,841,870	—
Siena Terrace	Lake Forest, CA	—	1988	356	8,900,000	24,083,024	8,661,820	8,900,000	32,744,844	41,644,844	(24,001,604)	17,643,240	—
Skycrest	Valencia, CA	—	1999	264	10,560,000	25,574,457	6,581,900	10,560,000	32,156,357	42,716,357	(21,036,234)	21,680,123	—
Skylark	Union City, CA	—	1986	174	1,781,600	16,731,916	5,763,877	1,781,600	22,495,793	24,277,393	(16,357,971)	7,919,422	—
Skyview	Rancho Santa Margarita, CA	—	1999	260	3,380,000	21,952,863	6,109,768	3,380,000	28,062,631	31,442,631	(20,168,570)	11,274,061	—
SoMa II	San Francisco, CA	—	(F)	—	29,406,606	5,913,784	—	29,406,606	5,913,784	35,320,390	—	35,320,390	—
Sonterra at Foothill Ranch	Foothill Ranch, CA	—	1997	300	7,503,400	24,048,507	6,242,034	7,503,400	30,290,541	37,793,941	(22,570,636)	15,223,305	—
South City Station (fka South San Francisco)	San Francisco, CA	G	2007	368	68,900,000	79,476,861	5,874,314	68,900,000	85,351,175	154,251,175	(27,619,642)	126,631,533	—
Southwood	Palo Alto, CA	—	1985	100	6,936,600	14,324,069	7,029,392	6,936,600	21,353,461	28,290,061	(14,889,800)	13,400,261	—
Springline	Seattle, WA	G	2016	136	9,163,667	47,910,981	462,653	9,163,667	48,373,634	57,537,301	(8,167,981)	49,369,320	—
STOA	Los Angeles, CA	G	2017	237	25,326,048	79,976,031	466,898	25,326,048	80,442,929	105,768,977	(8,160,539)	97,608,438	—
Summerset Village	Chatsworth, CA	—	1985	280	2,890,450	23,670,889	8,738,634	2,890,450	32,409,523	35,299,973	(26,387,722)	8,912,251	—
Summit at Sausalito (fka Sausalito)	Sausalito, CA	—	1978	198	26,000,000	28,435,024	9,988,645	26,000,000	38,423,669	64,423,669	(15,803,477)	48,620,192	—
Ten23 (fka 500 West 23rd Street)	New York, NY	G	2011	111	—	58,881,873	1,160,581	—	60,042,454	60,042,454	(18,298,459)	41,743,995	—
Terraces, The	San Francisco, CA	G	1975	117	14,087,610	16,314,151	2,504,676	14,087,610	18,818,827	32,906,437	(7,920,298)	24,986,139	—
Third Square	Cambridge, MA	G	2008/2009	471	26,767,171	218,822,728	9,395,974	26,767,171	228,218,702	254,985,873	(94,757,814)	160,228,059	—
Three20	Seattle, WA	G	2013	134	7,030,766	29,005,762	969,854	7,030,766	29,975,616	37,006,382	(8,984,046)	28,022,336	—
Toscana	Irvine, CA	—	1991/1993	563	39,410,000	50,806,072	25,605,818	39,410,000	76,411,890	115,821,890	(48,052,411)	67,769,479	—
Town Square at Mark Center I&II	Alexandria, VA	—	1996	678	39,928,464	141,208,321	14,623,345	39,928,464	155,831,666	195,760,130	(76,590,730)	119,169,400	—
Troy Boston	Boston, MA	G	2015	378	34,641,051	181,607,331	2,157,467	34,641,051	183,764,798	218,405,849	(23,789,711)	194,616,138	—
Urbana (fka Market Street Landing)	Seattle, WA	G	2014	289	12,542,418	75,800,090	2,625,630	12,542,418	78,425,720	90,968,138	(23,312,467)	67,655,671	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2020

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/20
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/20	Encumbrances
Uwajimaya Village	Seattle, WA	—	2002	176	8,800,000	22,188,288	5,060,085	8,800,000	27,248,373	36,048,373	(13,875,497)	22,172,876	—
Veloce	Redmond, WA	G	2009	322	15,322,724	76,176,594	2,058,051	15,322,724	78,234,645	93,557,369	(25,659,124)	67,898,245	—
Venue at the Promenade	Castle Rock, CO	—	2017	312	8,355,048	83,752,689	166,209	8,355,048	83,918,898	92,273,946	(7,716,962)	84,556,984	—
Verde Condominium Homes (fka Mission Verde, LLC)	San Jose, CA	—	1986	108	5,190,700	9,679,109	4,635,959	5,190,700	14,315,068	19,505,768	(11,286,870)	8,218,898	—
Veridian (fka Silver Spring)	Silver Spring, MD	G	2009	457	18,539,817	130,407,365	4,297,795	18,539,817	134,705,160	153,244,977	(53,262,783)	99,982,194	—
Versailles	Woodland Hills, CA	—	1991	253	12,650,000	33,656,292	8,575,157	12,650,000	42,231,449	54,881,449	(26,065,056)	28,816,393	—
Versailles (K-Town)	Los Angeles, CA	—	2008	225	10,590,975	44,409,025	1,913,803	10,590,975	46,322,828	56,913,803	(20,170,940)	36,742,863	—
Victor on Venice	Los Angeles, CA	G	2006	115	10,350,000	35,433,437	2,023,741	10,350,000	37,457,178	47,807,178	(18,425,633)	29,381,545	—
Villa Solana	Laguna Hills, CA	—	1984	272	1,665,100	14,985,678	12,946,281	1,665,100	27,931,959	29,597,059	(23,035,555)	6,561,504	—
Village at Del Mar Heights, The (fka Del Mar Heights)	San Diego, CA	—	1986	168	15,100,000	40,859,396	3,573,169	15,100,000	44,432,565	59,532,565	(15,023,903)	44,508,662	—
Virginia Square	Arlington, VA	G	2002	231	—	85,940,003	6,137,694	—	92,077,697	92,077,697	(29,622,313)	62,455,384	—
Vista 99 (fka Tasman)	San Jose, CA	—	2016	554	27,709,329	177,555,213	840,226	27,709,329	178,395,439	206,104,768	(33,946,303)	172,158,465	—
Vista Del Lago	Mission Viejo, CA	—	1986-1988	608	4,525,800	40,736,293	19,765,337	4,525,800	60,501,630	65,027,430	(52,909,405)	12,118,025	—
Walden Park	Cambridge, MA	—	1966	232	12,448,888	52,044,448	4,982,240	12,448,888	57,026,688	69,475,576	(23,325,875)	46,149,701	—
Water Park Towers	Arlington, VA	—	1989	362	34,400,000	108,485,859	10,793,415	34,400,000	119,279,274	153,679,274	(39,652,580)	114,026,694	—
Watertown Square	Watertown, MA	G	2005	134	16,800,000	34,074,056	1,904,484	16,800,000	35,978,540	52,778,540	(11,625,233)	41,153,307	—
West 96th	New York, NY	G	1987	207	84,800,000	67,055,502	6,658,093	84,800,000	73,713,595	158,513,595	(26,104,839)	132,408,756	—
West End Apartments (fka Emerson Place/CRP II)	Boston, MA	G	2008	310	469,546	163,123,022	5,461,544	469,546	168,584,566	169,054,112	(73,099,324)	95,954,788	—
Westchester at Rockville	Rockville, MD	—	2009	192	10,600,000	44,135,207	1,316,004	10,600,000	45,451,211	56,051,211	(14,255,122)	41,796,089	—
Westmont	New York, NY	G	1986	163	64,900,000	61,143,259	6,257,673	64,900,000	67,400,932	132,300,932	(21,887,315)	110,413,617	—
Westside	Los Angeles, CA	—	2004	204	34,200,000	56,962,630	3,357,625	34,200,000	60,320,255	94,520,255	(19,197,241)	75,323,014	—
Westside Barrington (fka Westside Villas III)	Los Angeles, CA	—	1999	36	3,060,000	5,538,871	1,182,445	3,060,000	6,721,316	9,781,316	(4,457,210)	5,324,106	—
Westside Barry (Westside Villas VI)	Los Angeles, CA	—	1989	18	1,530,000	3,023,523	764,582	1,530,000	3,788,105	5,318,105	(2,501,385)	2,816,720	—
Westside Beloit (fka Westside Villas I)	Los Angeles, CA	—	1999	21	1,785,000	3,233,254	778,767	1,785,000	4,012,021	5,797,021	(2,711,404)	3,085,617	—
Westside Bundy (fka Westside Villas II)	Los Angeles, CA	—	1999	23	1,955,000	3,541,435	794,239	1,955,000	4,335,674	6,290,674	(2,865,440)	3,425,234	—
Westside Butler (fka Westside Villas IV)	Los Angeles, CA	—	1999	36	3,060,000	5,539,390	1,223,921	3,060,000	6,763,311	9,823,311	(4,471,969)	5,351,342	—
Westside Villas (fka Westside Villas V &VII)	Los Angeles, CA	—	1999 & 2001	113	9,605,000	19,983,385	2,909,316	9,605,000	22,892,701	32,497,701	(14,993,719)	17,503,982	—
Windridge (CA)	Laguna Niguel, CA	—	1989	344	2,662,900	23,985,497	13,127,981	2,662,900	37,113,478	39,776,378	(30,933,234)	8,843,144	—
Wood Creek I	Pleasant Hill, CA	—	1987	256	9,729,900	23,009,768	10,421,107	9,729,900	33,430,875	43,160,775	(25,852,279)	17,308,496	—
Woodleaf	Campbell, CA	—	1984	178	8,550,600	16,988,182	6,182,183	8,550,600	23,170,365	31,720,965	(17,242,110)	14,478,855	—
Management Business	Chicago, IL	—	(D)	—	—	—	138,223,005	—	138,223,005	138,223,005	(104,607,870)	33,615,135	—
Operating Partnership	Chicago, IL	—	(F)	—	—	1,543,343	—	—	1,543,343	1,543,343	—	1,543,343	—
Other	N/A	—	—	—	—	—	107,757	—	107,757	107,757	(66,902)	40,855	—
Wholly Owned Unencumbered				64,363	4,875,308,605	16,033,230,297	1,620,022,325	4,875,308,605	17,653,252,622	22,528,561,227	(6,521,859,521)	16,006,701,706	—

Wholly Owned Encumbered:
1111 Belle Pre (fka The Madison)	Alexandria, VA	G	2014	360	18,937,702	94,758,679	517,009	18,937,702	95,275,688	114,213,390	(28,767,103)	85,446,287	86,236,221
2501 Porter	Washington, D.C.	—	1988	202	13,000,000	75,271,179	7,046,134	13,000,000	82,317,313	95,317,313	(27,334,401)	67,982,912	(H)
300 East 39th (fka East 39th)	New York, NY	G	2001	254	48,900,000	96,174,639	5,841,752	48,900,000	102,016,391	150,916,391	(32,773,924)	118,142,467	62,517,552
303 East 83rd (fka Camargue)	New York, NY	G	1976	261	79,400,000	79,122,624	10,883,739	79,400,000	90,006,363	169,406,363	(30,023,726)	139,382,637	(H)
425 Broadway	Santa Monica, CA	G	2001	101	12,600,000	34,394,772	3,879,039	12,600,000	38,273,811	50,873,811	(12,637,343)	38,236,468	(H)
Alcyone	Seattle, WA	G	2004	162	11,379,497	49,360,503	1,621,195	11,379,497	50,981,698	62,361,195	(13,657,401)	48,703,794	26,717,175
Artisan Square	Northridge, CA	—	2002	140	7,000,000	20,537,359	2,177,087	7,000,000	22,714,446	29,714,446	(13,941,438)	15,773,008	35,608,719
Avanti	Anaheim, CA	—	1987	162	12,960,000	18,497,682	4,201,662	12,960,000	22,699,344	35,659,344	(12,149,740)	23,509,604	28,029,688

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2020

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/20
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/20	Encumbrances
Avenir Apartments	Boston, MA	G	2009	241	—	114,321,619	6,957,817	—	121,279,436	121,279,436	(36,961,367)	84,318,069	83,594,553
Calvert Woodley	Washington, D.C.	—	1962	136	12,600,000	43,527,379	2,813,918	12,600,000	46,341,297	58,941,297	(14,908,145)	44,033,152	(H)
Citrus Suites	Santa Monica, CA	—	1978	70	9,000,000	16,950,326	2,159,124	9,000,000	19,109,450	28,109,450	(6,341,008)	21,768,442	(H)
City Pointe	Fullerton, CA	G	2004	183	6,863,792	36,476,208	3,982,736	6,863,792	40,458,944	47,322,736	(16,998,993)	30,323,743	39,604,834
Cleveland House	Washington, D.C.	—	1953	214	18,300,000	66,392,414	6,478,149	18,300,000	72,870,563	91,170,563	(23,146,687)	68,023,876	(H)
Columbia Crossing	Arlington, VA	—	1991	247	23,500,000	53,045,073	3,332,258	23,500,000	56,377,331	79,877,331	(18,786,207)	61,091,124	(H)
Elevé	Glendale, CA	G	2013	208	14,080,560	56,419,440	1,113,113	14,080,560	57,532,553	71,613,113	(16,339,803)	55,273,310	38,377,191
Estancia at Santa Clara (fka Santa Clara)	Santa Clara, CA	—	2000	450	—	123,759,804	2,978,093	—	126,737,897	126,737,897	(41,055,149)	85,682,748	(H)
Fairchase	Fairfax, VA	—	2007	392	23,500,000	87,722,321	1,898,989	23,500,000	89,621,310	113,121,310	(27,669,103)	85,452,207	(H)
Fairfield	Stamford, CT	G	1996	263	6,510,200	39,690,120	9,558,884	6,510,200	49,249,004	55,759,204	(38,011,328)	17,747,876	31,415,078
Flats at DuPont Circle	Washington, D.C.	—	1967	306	35,200,000	108,768,198	4,360,800	35,200,000	113,128,998	148,328,998	(33,817,504)	114,511,494	(H)
Glo	Los Angeles, CA	G	2008	201	16,047,023	48,650,963	3,698,250	16,047,023	52,349,213	68,396,236	(19,833,118)	48,563,118	32,536,206
Heights on Capitol Hill	Seattle, WA	G	2006	104	5,425,000	21,138,028	1,918,209	5,425,000	23,056,237	28,481,237	(11,613,731)	16,867,506	22,574,473
Kelvin Court (fka Alta Pacific)	Irvine, CA	—	2008	132	10,752,145	34,846,856	960,195	10,752,145	35,807,051	46,559,196	(15,665,700)	30,893,496	26,250,120
Kenwood Mews	Burbank, CA	—	1991	141	14,100,000	24,662,883	4,295,836	14,100,000	28,958,719	43,058,719	(16,005,176)	27,053,543	37,607,274
La Terrazza at Colma Station	Colma, CA	G	2005	155	—	41,251,044	3,595,476	—	44,846,520	44,846,520	(21,415,715)	23,430,805	25,018,990
Lindley Apartments	Encino, CA	—	2004	129	5,805,000	25,705,000	2,226,777	5,805,000	27,931,777	33,736,777	(11,253,531)	22,483,246	28,028,542
Lofts 590	Arlington, VA	—	2005	212	20,100,000	67,909,023	948,447	20,100,000	68,857,470	88,957,470	(20,702,192)	68,255,278	42,977,538
Longview Place	Waltham, MA	—	2004	348	20,880,000	90,255,509	11,851,439	20,880,000	102,106,948	122,986,948	(53,169,019)	69,817,929	84,236,459
Metro on First	Seattle, WA	G	2002	102	8,540,000	12,209,981	2,503,132	8,540,000	14,713,113	23,253,113	(7,824,496)	15,428,617	21,479,983
Moda	Seattle, WA	G	2009	251	12,649,228	36,842,012	2,077,059	12,649,228	38,919,071	51,568,299	(16,192,358)	35,375,941	(I)
Montierra (CA)	San Diego, CA	—	1990	272	8,160,000	29,360,938	8,739,937	8,160,000	38,100,875	46,260,875	(27,667,597)	18,593,278	60,994,469
Old Town Lofts	Redmond, WA	G	2014	149	7,740,467	44,146,181	911,878	7,740,467	45,058,059	52,798,526	(10,447,662)	42,350,864	35,552,619
Olympus Towers	Seattle, WA	G	2000	328	14,752,034	73,335,425	11,508,550	14,752,034	84,843,975	99,596,009	(49,773,869)	49,822,140	94,702,663
Park Place at San Mateo (fka San Mateo)	San Mateo, CA	G	2001	575	71,900,000	211,907,141	14,964,633	71,900,000	226,871,774	298,771,774	(72,984,554)	225,787,220	(H)
Skyhouse Denver	Denver, CO	G	2017	354	13,562,331	126,360,318	677,621	13,562,331	127,037,939	140,600,270	(15,522,629)	125,077,641	74,151,572
SoMa Square Apartments (fka South Market)	San Francisco, CA	G	1986	410	79,900,000	177,316,977	16,836,498	79,900,000	194,153,475	274,053,475	(60,659,528)	213,393,947	(H)
Square One	Seattle, WA	—	2014	112	7,222,544	26,277,456	133,045	7,222,544	26,410,501	33,633,045	(7,302,057)	26,330,988	(I)
Teresina	Chula Vista, CA	—	2000	440	28,600,000	61,916,670	8,105,506	28,600,000	70,022,176	98,622,176	(36,713,370)	61,908,806	37,940,000
Vantage Hollywood	Los Angeles, CA	—	1987	298	42,580,326	56,014,674	3,323,418	42,580,326	59,338,092	101,918,418	(16,037,599)	85,880,819	38,562,939
Vintage	Ontario, CA	—	2005-2007	300	7,059,230	47,677,762	1,982,739	7,059,230	49,660,501	56,719,731	(25,190,161)	31,529,570	49,111,234
Vintage at 425 Broadway (fka Promenade)	Santa Monica, CA	G	1934/2001	60	9,000,000	13,961,523	1,968,533	9,000,000	15,930,056	24,930,056	(5,447,549)	19,482,507	(H)
West 54th	New York, NY	G	2001	222	60,900,000	48,193,837	4,524,296	60,900,000	52,718,133	113,618,133	(18,850,602)	94,767,531	49,193,451
Westgate (fka Westgate I)	Pasadena, CA	—	2010	480	22,898,848	133,467,158	4,125,453	22,898,848	137,592,611	160,491,459	(46,995,276)	113,496,183	96,433,496
Portfolio/Entity Encumbrances (1)				—	—	—	—	—	—	—	—	—	798,691,865
Wholly Owned Encumbered				10,127	842,305,927	2,668,597,698	193,678,425	842,305,927	2,862,276,123	3,704,582,050	(1,032,587,859)	2,671,994,191	2,088,144,904

Partially Owned Unencumbered:
2300 Elliott	Seattle, WA	G	1992	92	796,800	7,173,725	7,820,623	796,800	14,994,348	15,791,148	(12,389,244)	3,401,904	—
9th & W	Washington, DC	G	(F)	—	—	7,017,002	—	—	7,017,002	7,017,002	—	7,017,002	—
Bellevue Meadows	Bellevue, WA	—	1983	180	4,507,100	12,574,814	6,087,865	4,507,100	18,662,679	23,169,779	(14,585,459)	8,584,320	—
Canyon Ridge	San Diego, CA	—	1989	162	4,869,448	11,955,063	4,258,637	4,869,448	16,213,700	21,083,148	(12,460,975)	8,622,173	—
Country Oaks	Agoura Hills, CA	—	1985	256	6,105,000	29,561,865	7,563,839	6,105,000	37,125,704	43,230,704	(23,902,034)	19,328,670	—
Harrison Square (fka Elliot Bay)	Seattle, WA	G	1992	166	7,600,000	35,844,345	5,832,090	7,600,000	41,676,435	49,276,435	(14,608,832)	34,667,603	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2020

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/20
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/20	Encumbrances
Lantern Cove	Foster City, CA	—	1985	232	6,945,000	23,064,976	7,999,330	6,945,000	31,064,306	38,009,306	(21,090,571)	16,918,735	—
Radius Koreatown	Los Angeles, CA	—	2014/2016	301	32,494,154	84,645,202	394,749	32,494,154	85,039,951	117,534,105	(15,147,227)	102,386,878	—
Rosecliff	Quincy, MA	—	1990	156	5,460,000	15,721,570	4,712,510	5,460,000	20,434,080	25,894,080	(14,750,661)	11,143,419	—
Schooner Bay I	Foster City, CA	—	1985	168	5,345,000	20,390,618	7,030,910	5,345,000	27,421,528	32,766,528	(18,045,457)	14,721,071	—
Schooner Bay II	Foster City, CA	—	1985	144	4,550,000	18,064,764	5,732,766	4,550,000	23,797,530	28,347,530	(16,050,917)	12,296,613	—
Surrey Downs	Bellevue, WA	—	1986	122	3,057,100	7,848,618	3,698,582	3,057,100	11,547,200	14,604,300	(8,809,623)	5,794,677	—
Venn at Main	Bellevue, WA	G	2016	350	26,626,497	151,520,448	518,736	26,626,497	152,039,184	178,665,681	(21,480,824)	157,184,857	—
Virgil Square	Los Angeles, CA	—	1979	142	5,500,000	15,216,613	3,833,548	5,500,000	19,050,161	24,550,161	(10,768,560)	13,781,601	—
Wood Creek II (fka Willow Brook (CA))	Pleasant Hill, CA	—	1985	228	5,055,000	38,388,672	9,606,448	5,055,000	47,995,120	53,050,120	(27,453,256)	25,596,864	—
Partially Owned Unencumbered				2,699	118,911,099	478,988,295	75,090,633	118,911,099	554,078,928	672,990,027	(231,543,640)	441,446,387	—

Partially Owned Encumbered:
Aero Apartments	Alameda, CA	G	(F)	—	13,107,242	77,932,171	—	13,107,242	77,932,171	91,039,413	—	91,039,413	31,493,854
Canyon Creek (CA)	San Ramon, CA	—	1984	268	5,425,000	18,812,120	8,138,492	5,425,000	26,950,612	32,375,612	(19,317,572)	13,058,040	28,193,080
Wisconsin Place	Chevy Chase, MD	—	2009	432	—	172,089,355	1,687,416	—	173,776,771	173,776,771	(54,348,611)	119,428,160	146,057,885
Partially Owned Encumbered				700	18,532,242	268,833,646	9,825,908	18,532,242	278,659,554	297,191,796	(73,666,183)	223,525,613	205,744,819

Total Consolidated Investment in Real Estate				77,889	$5,855,057,873	$19,449,649,936	$1,898,617,291	$5,855,057,873	$21,348,267,227	$27,203,325,100	$(7,859,657,203)	$19,343,667,897	$2,293,889,723

(1)See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2020

NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $1,970,033,328 as of December 31, 2020.
(B)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2020 was approximately $13.8 billion (unaudited).
(C)

The life to compute depreciation for building is 30 years, for building improvements ranges from 5 to 15 years, for furniture & fixtures, replacements and renovations is 5 to 10 years and for lease intangibles is the average remaining term of each respective lease.

(D)

This asset consists of costs owned by the Management Business acquired/added at various acquisition dates and largely represents furniture, fixtures and equipment and computer equipment and software costs, which are generally depreciated over periods ranging from 3 to 7 years, and leasehold improvements, which are generally depreciated over the term of each respective lease.

(E)	Primarily represents capital expenditures for building improvements, replacements and renovations incurred subsequent to each property’s acquisition date.
(F)	Primarily represents land and/or construction-in-progress on projects either held for future development or projects currently under development.
(G)	A portion of these properties includes and/or will include non-residential components (consisting of retail and/or public parking garage operations).
(H)	See Encumbrances Reconciliation schedule.
(I)	Boot property for Bond Partnership mortgage pool.