Form 10-Q
period 2021-03-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2021-04-30
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on April 26, 2021 was 374,005,379.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2021 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

Equity Residential
(EQR)
96.4%
Limited Partners
3.6%
Company
ERP Operating Limited Partnership
(ERPOP)
Operating
Partnership
Property owning
entities/subsidiaries

EQR is the general partner of, and as of March 31, 2021 owned an approximate 96.4% ownership interest in, ERPOP.  The remaining 3.6% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business.  The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Land	$5,785,367	$5,785,367
Depreciable property	20,952,067	20,920,654
Projects under development	476,010	411,134
Land held for development	88,360	86,170
Investment in real estate	27,301,804	27,203,325
Accumulated depreciation	(8,059,619)	(7,859,657)
Investment in real estate, net	19,242,185	19,343,668
Investments in unconsolidated entities	53,274	52,782
Cash and cash equivalents	35,453	42,591
Restricted deposits	62,383	57,137
Right-of-use assets	484,999	499,287
Other assets	290,721	291,426
Total assets	$20,169,015	$20,286,891

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$2,270,700	$2,293,890
Notes, net	5,337,103	5,335,536
Line of credit and commercial paper	429,753	414,830
Accounts payable and accrued expenses	168,028	107,366
Accrued interest payable	55,489	65,896
Lease liabilities	316,838	329,130
Other liabilities	335,664	345,064
Security deposits	60,939	60,480
Distributions payable	232,737	232,262
Total liabilities	9,207,251	9,184,454

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	409,523	338,951
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of March 31, 2021 and December 31, 2020	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 372,917,413 shares issued and outstanding as of March 31, 2021 and 372,302,000 shares issued and outstanding as of December 31, 2020	3,729	3,723
Paid in capital	9,083,346	9,128,599
Retained earnings	1,231,808	1,399,715
Accumulated other comprehensive income (loss)	(41,363)	(43,666)
Total shareholders’ equity	10,314,800	10,525,651
Noncontrolling Interests:
Operating Partnership	234,969	233,162
Partially Owned Properties	2,472	4,673
Total Noncontrolling Interests	237,441	237,835
Total equity	10,552,241	10,763,486
Total liabilities and equity	$20,169,015	$20,286,891

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2021	2020
REVENUES
Rental income	$597,602	$682,305

EXPENSES
Property and maintenance	117,054	115,816
Real estate taxes and insurance	103,470	97,732
Property management	26,130	27,709
General and administrative	15,383	14,518
Depreciation	199,962	212,422
Total expenses	461,999	468,197

Net gain (loss) on sales of real estate properties	(43)	207,977

Operating income	135,560	422,085

Interest and other income	216	1,960
Other expenses	(4,110)	(2,533)
Interest:
Expense incurred, net	(67,358)	(85,590)
Amortization of deferred financing costs	(2,185)	(2,041)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	62,123	333,881
Income and other tax (expense) benefit	(153)	(53)
Income (loss) from investments in unconsolidated entities	(1,611)	(1,157)
Net gain (loss) on sales of land parcels	5	—
Net income	60,364	332,671
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(2,143)	(11,535)
Partially Owned Properties	(682)	(12,530)
Net income attributable to controlling interests	57,539	308,606
Preferred distributions	(773)	(773)
Net income available to Common Shares	$56,766	$307,833

Earnings per share – basic:
Net income available to Common Shares	$0.15	$0.83
Weighted average Common Shares outstanding	372,280	371,582

Earnings per share – diluted:
Net income available to Common Shares	$0.15	$0.83
Weighted average Common Shares outstanding	386,916	386,949

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2021	2020
Comprehensive income:
Net income	$60,364	$332,671
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(967)
Losses reclassified into earnings from other comprehensive income	2,303	5,634
Other comprehensive income (loss)	2,303	4,667
Comprehensive income	62,667	337,338
Comprehensive (income) attributable to Noncontrolling Interests	(2,909)	(24,234)
Comprehensive income attributable to controlling interests	$59,758	$313,104

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,364	$332,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	199,962	212,422
Amortization of deferred financing costs	2,185	2,041
Amortization of above/below market lease intangibles	(18)	(18)
Amortization of discounts and premiums on debt	1,294	1,276
Amortization of deferred settlements on derivative instruments	2,301	5,631
Amortization of right-of-use assets	2,980	3,007
Write-off of pursuit costs	1,331	1,627
(Income) loss from investments in unconsolidated entities	1,611	1,157
Distributions from unconsolidated entities – return on capital	—	100
Net (gain) loss on sales of real estate properties	43	(207,977)
Net (gain) loss on sales of land parcels	(5)	—
Realized/unrealized (gain) loss on derivative instruments	—	25
Compensation paid with Company Common Shares	8,678	7,844
Other operating activities, net	133	1,805
Changes in assets and liabilities:
(Increase) decrease in other assets	20,746	(18,386)
Increase (decrease) in accounts payable and accrued expenses	59,116	62,573
Increase (decrease) in accrued interest payable	(10,407)	(927)
Increase (decrease) in lease liabilities	(868)	(621)
Increase (decrease) in other liabilities	(3,852)	(20,811)
Increase (decrease) in security deposits	459	(988)
Net cash provided by operating activities	346,053	382,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – development/other	(64,599)	(52,204)
Capital expenditures to real estate	(28,679)	(38,342)
Non-real estate capital additions	(589)	(4,516)
Interest capitalized for real estate under development	(3,769)	(1,834)
Proceeds from disposition of real estate, net	—	368,364
Investments in unconsolidated entities	(2,378)	(5,458)
Distributions from unconsolidated entities – return of capital	4	—
Other investing activities, net	(26,335)	(1)
Net cash provided by (used for) investing activities	(126,345)	266,009

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(318)	$(181)
Mortgage notes payable, net:
Proceeds	37,492	78
Lump sum payoffs	(59,880)	—
Scheduled principal repayments	(1,871)	(1,941)
Line of credit and commercial paper:
Line of credit proceeds	—	720,000
Line of credit repayments	—	(740,000)
Commercial paper proceeds	1,184,923	1,905,818
Commercial paper repayments	(1,170,000)	(2,291,000)
Proceeds from (payments on) settlement of derivative instruments	—	(25)
Finance ground lease principal payments	(116)	—
Proceeds from Employee Share Purchase Plan (ESPP)	1,731	869
Proceeds from exercise of options	22,882	11,151
Contributions – Noncontrolling Interests – Partially Owned Properties	—	341
Contributions – Noncontrolling Interests – Operating Partnership	—	12
Distributions:
Common Shares	(224,308)	(211,239)
Preferred Shares	(773)	(773)
Noncontrolling Interests – Operating Partnership	(8,479)	(8,484)
Noncontrolling Interests – Partially Owned Properties	(2,883)	(9,315)
Net cash provided by (used for) financing activities	(221,600)	(624,689)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(1,892)	23,771
Cash and cash equivalents and restricted deposits, beginning of period	99,728	116,999
Cash and cash equivalents and restricted deposits, end of period	$97,836	$140,770

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$35,453	$82,335
Restricted deposits	62,383	58,435
Total cash and cash equivalents and restricted deposits, end of period	$97,836	$140,770

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2021	2020
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$74,058	$75,561
Net cash paid (received) for income and other taxes	$752	$266
Amortization of deferred financing costs:
Investment in real estate, net	$(60)	$(60)
Other assets	$585	$584
Mortgage notes payable, net	$703	$403
Notes, net	$957	$1,114
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$684	$595
Notes, net	$610	$681
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(2)	$(3)
Accumulated other comprehensive income	$2,303	$5,634
Write-off of pursuit costs:
Investment in real estate, net	$1,209	$1,586
Other assets	$114	$33
Accounts payable and accrued expenses	$8	$8
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,282	$830
Other liabilities	$329	$327
Realized/unrealized (gain) loss on derivative instruments:
Other liabilities	$—	$992
Accumulated other comprehensive income	$—	$(967)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(1,778)	$(4,558)
Other liabilities	$(600)	$(900)
Debt financing costs:
Other assets	$—	$(181)
Mortgage notes payable, net	$(318)	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$11,308	$—
Lease liabilities	$(11,308)	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2021	2020
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280
Balance, end of period	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,723	$3,717
Exercise of share options	5	2
Share-based employee compensation expense:
Restricted shares	1	2
Balance, end of period	$3,729	$3,721
PAID IN CAPITAL
Balance, beginning of period	$9,128,599	$8,965,577
Common Share Issuance:
Conversion of OP Units into Common Shares	—	1,844
Exercise of share options	22,877	11,149
Employee Share Purchase Plan (ESPP)	1,731	869
Share-based employee compensation expense:
Restricted shares	2,273	4,021
Share options	988	670
ESPP discount	444	153
Supplemental Executive Retirement Plan (SERP)	(1,229)	149
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(72,956)	111,449
Adjustment for Noncontrolling Interests ownership in Operating Partnership	619	(3,440)
Balance, end of period	$9,083,346	$9,092,441
RETAINED EARNINGS
Balance, beginning of period	$1,399,715	$1,386,495
Net income attributable to controlling interests	57,539	308,606
Common Share distributions	(224,673)	(224,507)
Preferred Share distributions	(773)	(773)
Balance, end of period	$1,231,808	$1,469,821
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(43,666)	$(77,563)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(967)
Losses reclassified into earnings from other comprehensive income	2,303	5,634
Balance, end of period	$(41,363)	$(72,896)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$0.6025	$0.6025

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2021	2020
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$233,162	$227,837
Issuance of restricted units to Noncontrolling Interests	—	12
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	—	(1,844)
Equity compensation associated with Noncontrolling Interests	6,488	5,067
Net income attributable to Noncontrolling Interests	2,143	11,535
Distributions to Noncontrolling Interests	(8,589)	(9,076)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	2,384	(1,391)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(619)	3,440
Balance, end of period	$234,969	$235,580
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$4,673	$1,183
Net income attributable to Noncontrolling Interests	682	12,530
Contributions by Noncontrolling Interests	—	341
Distributions to Noncontrolling Interests	(2,883)	(9,315)
Balance, end of period	$2,472	$4,739

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31,	December 31,
	2021	2020
ASSETS
Land	$5,785,367	$5,785,367
Depreciable property	20,952,067	20,920,654
Projects under development	476,010	411,134
Land held for development	88,360	86,170
Investment in real estate	27,301,804	27,203,325
Accumulated depreciation	(8,059,619)	(7,859,657)
Investment in real estate, net	19,242,185	19,343,668
Investments in unconsolidated entities	53,274	52,782
Cash and cash equivalents	35,453	42,591
Restricted deposits	62,383	57,137
Right-of-use assets	484,999	499,287
Other assets	290,721	291,426
Total assets	$20,169,015	$20,286,891

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$2,270,700	$2,293,890
Notes, net	5,337,103	5,335,536
Line of credit and commercial paper	429,753	414,830
Accounts payable and accrued expenses	168,028	107,366
Accrued interest payable	55,489	65,896
Lease liabilities	316,838	329,130
Other liabilities	335,664	345,064
Security deposits	60,939	60,480
Distributions payable	232,737	232,262
Total liabilities	9,207,251	9,184,454

Commitments and contingencies

Redeemable Limited Partners	409,523	338,951
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,318,883	10,532,037
Limited Partners	234,969	233,162
Accumulated other comprehensive income (loss)	(41,363)	(43,666)
Total partners’ capital	10,549,769	10,758,813
Noncontrolling Interests – Partially Owned Properties	2,472	4,673
Total capital	10,552,241	10,763,486
Total liabilities and capital	$20,169,015	$20,286,891

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2021	2020
REVENUES
Rental income	$597,602	$682,305

EXPENSES
Property and maintenance	117,054	115,816
Real estate taxes and insurance	103,470	97,732
Property management	26,130	27,709
General and administrative	15,383	14,518
Depreciation	199,962	212,422
Total expenses	461,999	468,197

Net gain (loss) on sales of real estate properties	(43)	207,977

Operating income	135,560	422,085

Interest and other income	216	1,960
Other expenses	(4,110)	(2,533)
Interest:
Expense incurred, net	(67,358)	(85,590)
Amortization of deferred financing costs	(2,185)	(2,041)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	62,123	333,881
Income and other tax (expense) benefit	(153)	(53)
Income (loss) from investments in unconsolidated entities	(1,611)	(1,157)
Net gain (loss) on sales of land parcels	5	—
Net income	60,364	332,671
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(682)	(12,530)
Net income attributable to controlling interests	$59,682	$320,141
ALLOCATION OF NET INCOME:
Preference Units	$773	$773

General Partner	$56,766	$307,833
Limited Partners	2,143	11,535
Net income available to Units	$58,909	$319,368

Earnings per Unit – basic:
Net income available to Units	$0.15	$0.83
Weighted average Units outstanding	385,330	384,586

Earnings per Unit – diluted:
Net income available to Units	$0.15	$0.83
Weighted average Units outstanding	386,916	386,949

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2021	2020
Comprehensive income:
Net income	$60,364	$332,671
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(967)
Losses reclassified into earnings from other comprehensive income	2,303	5,634
Other comprehensive income (loss)	2,303	4,667
Comprehensive income	62,667	337,338
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(682)	(12,530)
Comprehensive income attributable to controlling interests	$61,985	$324,808

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$60,364	$332,671
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	199,962	212,422
Amortization of deferred financing costs	2,185	2,041
Amortization of above/below market lease intangibles	(18)	(18)
Amortization of discounts and premiums on debt	1,294	1,276
Amortization of deferred settlements on derivative instruments	2,301	5,631
Amortization of right-of-use assets	2,980	3,007
Write-off of pursuit costs	1,331	1,627
(Income) loss from investments in unconsolidated entities	1,611	1,157
Distributions from unconsolidated entities – return on capital	—	100
Net (gain) loss on sales of real estate properties	43	(207,977)
Net (gain) loss on sales of land parcels	(5)	—
Realized/unrealized (gain) loss on derivative instruments	—	25
Compensation paid with Company Common Shares	8,678	7,844
Other operating activities, net	133	1,805
Changes in assets and liabilities:
(Increase) decrease in other assets	20,746	(18,386)
Increase (decrease) in accounts payable and accrued expenses	59,116	62,573
Increase (decrease) in accrued interest payable	(10,407)	(927)
Increase (decrease) in lease liabilities	(868)	(621)
Increase (decrease) in other liabilities	(3,852)	(20,811)
Increase (decrease) in security deposits	459	(988)
Net cash provided by operating activities	346,053	382,451
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – development/other	(64,599)	(52,204)
Capital expenditures to real estate	(28,679)	(38,342)
Non-real estate capital additions	(589)	(4,516)
Interest capitalized for real estate under development	(3,769)	(1,834)
Proceeds from disposition of real estate, net	—	368,364
Investments in unconsolidated entities	(2,378)	(5,458)
Distributions from unconsolidated entities – return of capital	4	—
Other investing activities, net	(26,335)	(1)
Net cash provided by (used for) investing activities	(126,345)	266,009

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(318)	$(181)
Mortgage notes payable, net:
Proceeds	37,492	78
Lump sum payoffs	(59,880)	—
Scheduled principal repayments	(1,871)	(1,941)
Line of credit and commercial paper:
Line of credit proceeds	—	720,000
Line of credit repayments	—	(740,000)
Commercial paper proceeds	1,184,923	1,905,818
Commercial paper repayments	(1,170,000)	(2,291,000)
Proceeds from (payments on) settlement of derivative instruments	—	(25)
Finance ground lease principal payments	(116)	—
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	1,731	869
Proceeds from exercise of EQR options	22,882	11,151
Contributions – Noncontrolling Interests – Partially Owned Properties	—	341
Contributions – Limited Partners	—	12
Distributions:
OP Units – General Partner	(224,308)	(211,239)
Preference Units	(773)	(773)
OP Units – Limited Partners	(8,479)	(8,484)
Noncontrolling Interests – Partially Owned Properties	(2,883)	(9,315)
Net cash provided by (used for) financing activities	(221,600)	(624,689)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(1,892)	23,771
Cash and cash equivalents and restricted deposits, beginning of period	99,728	116,999
Cash and cash equivalents and restricted deposits, end of period	$97,836	$140,770

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$35,453	$82,335
Restricted deposits	62,383	58,435
Total cash and cash equivalents and restricted deposits, end of period	$97,836	$140,770

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2021	2020
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$74,058	$75,561
Net cash paid (received) for income and other taxes	$752	$266
Amortization of deferred financing costs:
Investment in real estate, net	$(60)	$(60)
Other assets	$585	$584
Mortgage notes payable, net	$703	$403
Notes, net	$957	$1,114
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$684	$595
Notes, net	$610	$681
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(2)	$(3)
Accumulated other comprehensive income	$2,303	$5,634
Write-off of pursuit costs:
Investment in real estate, net	$1,209	$1,586
Other assets	$114	$33
Accounts payable and accrued expenses	$8	$8
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,282	$830
Other liabilities	$329	$327
Realized/unrealized (gain) loss on derivative instruments:
Other liabilities	$—	$992
Accumulated other comprehensive income	$—	$(967)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(1,778)	$(4,558)
Other liabilities	$(600)	$(900)
Debt financing costs:
Other assets	$—	$(181)
Mortgage notes payable, net	$(318)	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$11,308	$—
Lease liabilities	$(11,308)	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2021	2020
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280
Balance, end of period	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of period	$10,532,037	$10,355,789
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	—	1,844
Exercise of EQR share options	22,882	11,151
EQR’s Employee Share Purchase Plan (ESPP)	1,731	869
Share-based employee compensation expense:
EQR restricted shares	2,274	4,023
EQR share options	988	670
EQR ESPP discount	444	153
Net income available to Units – General Partner	56,766	307,833
OP Units – General Partner distributions	(224,673)	(224,507)
Supplemental Executive Retirement Plan (SERP)	(1,229)	149
Change in market value of Redeemable Limited Partners	(72,956)	111,449
Adjustment for Limited Partners ownership in Operating Partnership	619	(3,440)
Balance, end of period	$10,318,883	$10,565,983
LIMITED PARTNERS
Balance, beginning of period	$233,162	$227,837
Issuance of restricted units to Limited Partners	—	12
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	—	(1,844)
Equity compensation associated with Units – Limited Partners	6,488	5,067
Net income available to Units – Limited Partners	2,143	11,535
Units – Limited Partners distributions	(8,589)	(9,076)
Change in carrying value of Redeemable Limited Partners	2,384	(1,391)
Adjustment for Limited Partners ownership in Operating Partnership	(619)	3,440
Balance, end of period	$234,969	$235,580
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(43,666)	$(77,563)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(967)
Losses reclassified into earnings from other comprehensive income	2,303	5,634
Balance, end of period	$(41,363)	$(72,896)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$0.6025	$0.6025

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2021	2020
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$4,673	$1,183
Net income attributable to Noncontrolling Interests	682	12,530
Contributions by Noncontrolling Interests	—	341
Distributions to Noncontrolling Interests	(2,883)	(9,315)
Balance, end of period	$2,472	$4,739

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

EQR is the general partner of, and as of March 31, 2021 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of March 31, 2021, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 304 properties located in 9 states and the District of Columbia consisting of 77,889 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	287	74,328
Master-Leased Property – Consolidated	1	162
Partially Owned Properties – Consolidated	16	3,399
	304	77,889

COVID-19 Pandemic

The continued rapid development and fast-changing nature of the novel coronavirus (“COVID-19”) pandemic creates many unknowns that have had and could continue to have a significant future impact on the Company.  Its duration, severity and the extent of the adverse health impact on the general population, our residents and employees, the rollout and effectiveness of vaccines and the potential long-term changes in customer preferences for living in our communities, are among the many unknowns.  These, among other items, have impacted the economy, the unemployment rate and our operations and could materially affect our future consolidated results of operations, financial condition, liquidity, investments and overall performance.  There have been no material changes to the overall COVID-19 disclosures that were discussed in the notes to the consolidated financial statements of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Operating results for the quarter ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The balance sheets at December 31, 2020 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

On March 27, 2020, the President signed into law the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”).  The CARES Act was enacted to provide economic relief to companies and individuals in response to the COVID-19 pandemic.  Included in the CARES Act were tax provisions which increased allowable interest expense deductions for 2019 and 2020 and increased the ability for taxpayers to use net operating losses.  These provisions did not result in a material impact to the Company’s taxable income or tax liabilities.

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued an amendment to the debt and equity financial instruments standards which simplifies the accounting for convertible instruments and accounting for contracts in an entity’s own equity.  Instead of being required to assess whether an equity contract permits settlement in unregistered shares, which may require a legal analysis under the securities laws, entities will only analyze whether cash settlements are explicitly required when registered shares are unavailable.  As a result, such contracts may be classified in permanent rather than mezzanine equity, which may affect the way the Company’s OP Units are presented on its financial statements.  The update is effective for the Company beginning on January 1, 2022 as the Company did not early adopt the standard as allowed on January 1, 2021.  The Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the quarters ended March 31, 2021 and 2020:
	2021	2020
Common Shares
Common Shares outstanding at January 1,	372,302,000	371,670,884
Common Shares Issued:
Conversion of OP Units	—	41,945
Exercise of share options	506,342	214,521
Employee Share Purchase Plan (ESPP)	32,572	13,606
Restricted share grants, net	76,499	163,098
Common Shares outstanding at March 31,	372,917,413	372,104,054
Units
Units outstanding at January 1,	13,858,073	13,731,315
Restricted unit grants, net	184,301	243,063
Conversion of OP Units to Common Shares	—	(41,945)
Units outstanding at March 31,	14,042,374	13,932,433
Total Common Shares and Units outstanding at March 31,	386,959,787	386,036,487
Units Ownership Interest in Operating Partnership	3.6%	3.6%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the quarters ended March 31, 2021 and 2020:

	2021	2020
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	386,160,073	385,402,199
Issued to General Partner:
Exercise of EQR share options	506,342	214,521
EQR’s Employee Share Purchase Plan (ESPP)	32,572	13,606
EQR’s restricted share grants, net	76,499	163,098
Issued to Limited Partners:
Restricted unit grants, net	184,301	243,063
General and Limited Partner Units outstanding at March 31,	386,959,787	386,036,487
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,858,073	13,731,315
Limited Partner restricted unit grants, net	184,301	243,063
Conversion of Limited Partner OP Units to EQR Common Shares	—	(41,945)
Limited Partner Units outstanding at March 31,	14,042,374	13,932,433
Limited Partner Units Ownership Interest in Operating Partnership	3.6%	3.6%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at March 31, 2021 and December 31, 2020.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total.  Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above.  As of March 31, 2021 and 2020, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $409.5 million and $353.3 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the quarters ended March 31, 2021 and 2020, respectively (amounts in thousands):
	2021	2020
Balance at January 1,	$338,951	$463,400
Change in market value	72,956	(111,449)
Change in carrying value	(2,384)	1,391
Balance at March 31,	$409,523	$353,342

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of March 31, 2021 and December 31, 2020:

			Amounts in thousands
		Annual
	Call	Dividend Per	March 31,	December 31,
	Date (1)	Share/Unit (2)	2021	2020
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of March 31, 2021 and December 31, 2020	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280
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

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008, and no repurchases of any kind have occurred since February 2014.  As of March 31, 2021, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021	December 31, 2020
Land	$5,785,367	$5,785,367
Depreciable property:
Buildings and improvements	18,476,711	18,464,484
Furniture, fixtures and equipment	1,989,219	1,970,033
In-Place lease intangibles	486,137	486,137
Projects under development:
Land	23,531	23,531
Construction-in-progress	452,479	387,603
Land held for development:
Land	46,160	46,160
Construction-in-progress	42,200	40,010
Investment in real estate	27,301,804	27,203,325
Accumulated depreciation	(8,059,619)	(7,859,657)
Investment in real estate, net	$19,242,185	$19,343,668

The Company did not acquire or sell any assets during the first quarter of 2021.
5.	Commitments to Acquire/Dispose of Real Estate

The Company has entered into an agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties - Consolidated	1	280	$95,200
Total	1	280	$95,200

The Company has entered into separate agreements to dispose of the following (sales price and net book value in thousands):

	Properties	Apartment Units	Sales Price	Net Book Value at March 31, 2021
Rental Properties - Consolidated	2	340	$240,000	$139,411
Total	2	340	$240,000	$139,411

The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above.  See Note 14 for discussion of the properties acquired or disposed of, if any, subsequent to March 31, 2021.
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

The consolidated assets and liabilities related to the VIEs discussed above were approximately $780.9 million and $237.8 million, respectively, at March 31, 2021 and approximately $784.1 million and $224.0 million, respectively, at December 31, 2020.

Investments in Unconsolidated Entities

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of March 31, 2021 and December 31, 2020 (amounts in thousands except for ownership percentage):

	March 31, 2021	December 31, 2020	Ownership Percentage
Investments in Unconsolidated Entities:
Operating Property (VIE) (1)	$37,731	$38,288	33.3%
Real Estate Technology (2)	16,036	14,866	Varies
Other	(493)	(372)	Varies
Investments in Unconsolidated Entities	$53,274	$52,782

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

(2)	Represents unconsolidated investments in five separate real estate technology funds/companies.
7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021	December 31, 2020
Mortgage escrow deposits:
Replacement reserves	$10,182	$9,877
Mortgage principal reserves/sinking funds	15,360	14,168
Mortgage escrow deposits	25,542	24,045
Restricted cash:
Earnest money on pending acquisitions	3,500	—
Restricted deposits on real estate investments	302	307
Resident security and utility deposits	31,675	31,412
Other	1,364	1,373
Restricted cash	36,841	33,092
Restricted deposits	$62,383	$57,137

8.	Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases will continue to be accounted for as operating leases under the lease standard.

For both the quarters ended March 31, 2021 and 2020, approximately 97% of the Company’s total lease revenue is generated from residential apartment leases that are generally twelve months or less in length.  The residential apartment leases may include lease income related to such items as utility recoveries, parking, storage and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

For both the quarters ended March 31, 2021 and 2020, approximately 3% of the Company’s total lease revenue is generated by non-residential leases that are generally for terms ranging between five to ten years.  The non-residential leases generally consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents.  The non-residential leases may include lease income related to such items as utility recoveries, parking rent and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Non-residential leases are renewable with market-based renewal options.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the quarters ended March 31, 2021 and 2020 (amounts in thousands):

	Quarter Ended March 31, 2021			Quarter Ended March 31, 2020
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$539,655	$15,839	$555,494	$612,480	$18,094	$630,574
Utility recoveries (RUBS income) (1)	17,954	178	18,132	17,418	228	17,646
Parking rent	9,734	267	10,001	9,833	97	9,930
Other lease revenue (2)	(10,262)	609	(9,653)	(213)	(280)	(493)
Total lease revenue	$557,081	$16,893	573,974	$639,518	$18,139	657,657
Parking revenue			5,433			6,783
Other revenue			18,195			17,865
Total other rental income (3)			23,628			24,648
Rental income			$597,602			$682,305

(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)	Other lease revenue consists of the revenue adjustment related to bad debt and other miscellaneous lease revenue.
(3)	Other rental income is accounted for under the revenue recognition standard.

The economic impact of the pandemic on a subset of our residents and tenants has led to elevated levels of bad debt.  We continue to work with our residents and tenants on payment plans and collections and our bad debt allowance policies remain consistent.

The following table presents residential and non-residential accounts receivable and straight-line receivable balances for the Company’s properties as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	Residential			Non-Residential
Balance Sheet (Other assets):	March 31, 2021		December 31, 2020	March 31, 2021	December 31, 2020
Resident/tenant accounts receivable balances	$37,248		$30,856	$6,847	$7,598
Allowance for doubtful accounts	(31,799)		(24,021)	(5,724)	(6,527)
Net receivable balances	$5,449	(1)	$6,835	$1,123	$1,071

Straight-line receivable balances	$25,360		$19,992	$13,409	$13,413

(1)	The Company held residential security deposits approximating 35.4% of the net receivable balance at March 31, 2021.

The following table presents residential bad debt for the Company’s properties for the quarters ended March 31, 2021 and 2020 (amounts in thousands):

	Quarter Ended March 31,
Income Statement (Rental income):	2021	2020
Bad debt, net	$13,693	$3,784
% of rental income	2.4%	0.6%

9.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  Weighted average interest rates noted below for the quarter ended March 31, 2021 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the quarter ended March 31, 2021 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2020	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of March 31, 2021
Fixed Rate Debt:
Secured – Conventional	$1,901,091	$28,500	(2)	$(28,200)	$(1,871)	$378	$19	$1,899,917
Floating Rate Debt:
Secured – Conventional	31,494	8,992		—	—	—	60	40,546
Secured – Tax Exempt	361,305	—		(31,680)	—	306	306	330,237
Floating Rate Debt	392,799	8,992		(31,680)	—	306	366	370,783
Total	$2,293,890	$37,492		$(59,880)	$(1,871)	$684	$385	$2,270,700

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)	Obtained 3.58% fixed rate mortgage debt maturing on March 1, 2031.

The following table summarizes certain interest rate and maturity date information as of and for the quarter ended March 31, 2021:

March 31, 2021
Interest Rate Ranges	0.05% - 4.21%
Weighted Average Interest Rate	3.18%
Maturity Date Ranges	2022-2061

As of March 31, 2021, the Company had $250.0 million of secured debt (primarily tax-exempt bonds) subject to third party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the quarter ended March 31, 2021 (amounts in thousands):

	Notes, net as of December 31, 2020	Proceeds	Lump sum payoffs	Realized/unrealized (gain) loss on derivative instruments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of March 31, 2021
Fixed Rate Debt:
Unsecured – Public	$5,335,536	$—	$—	$—	$610	$957	$5,337,103

(1)	Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the quarter ended March 31, 2021:

March 31, 2021
Interest Rate Ranges	2.50% - 7.57%
Weighted Average Interest Rate	3.77%
Maturity Date Ranges	2023-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for the quarter ended March 31, 2021.

Line of Credit and Commercial Paper

On November 1, 2019, the Company replaced its existing $2.0 billion facility with a $2.5 billion unsecured revolving credit facility maturing November 1, 2024.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.775%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.  The Company did not borrow any amounts under its revolving credit facility during the quarter ended March 31, 2021.

On November 4, 2019, the Company increased the maximum aggregate amount outstanding for its commercial paper program from $500.0 million to $1.0 billion.  The notes will be sold under customary terms in the United States commercial paper note market subject to market conditions and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  The notes bear interest at various floating rates with a weighted average interest rate of 0.30% for the quarter ended March 31, 2021 and a weighted average maturity of 69 days as of March 31, 2021.  The weighted average amount outstanding for the quarter ended March 31, 2021 was approximately $457.3 million.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of March 31, 2021 (amounts in thousands):

March 31, 2021
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(430,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(100,699)
Unsecured revolving credit facility availability	$1,969,301

Other

The following table summarizes the Company’s total debt extinguishment costs recorded as additional interest expense during the quarter ended March 31, 2021 (amounts in thousands):

March 31, 2021
Write-offs of unamortized deferred financing costs	$264

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at March 31, 2021 and December 31, 2020, respectively (amounts in thousands):

	March 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$2,270,700	$2,271,926	$2,293,890	$2,313,263
Unsecured debt, net	5,766,856	6,313,039	5,750,366	6,686,612
Total debt, net	$8,037,556	$8,584,965	$8,044,256	$8,999,875

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at March 31, 2021 and December 31, 2020, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	3/31/2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$154,846	$154,846	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$154,846	$154,846	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$409,523	$—	$409,523	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$160,293	$160,293	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$160,293	$160,293	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$338,951	$—	$338,951	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2021 and 2020, respectively (amounts in thousands):

	Effective Portion
March 31, 2021 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(2,303)
Total	$—		$(2,303)

	Effective Portion
March 31, 2020 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(967)	Interest expense	$(5,634)
Total	$(967)		$(5,634)

As of March 31, 2021 and December 31, 2020, there were approximately $41.4 million and $43.7 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments, of which an estimated $10.3 million may be recognized as additional interest expense during the twelve months ending March 31, 2022.
11.	Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2021	2020
Numerator for net income per share – basic:
Net income	$60,364	$332,671
Allocation to Noncontrolling Interests – Operating Partnership	(2,143)	(11,535)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(682)	(12,530)
Preferred distributions	(773)	(773)
Numerator for net income per share – basic	$56,766	$307,833
Numerator for net income per share – diluted:
Net income	$60,364	$332,671
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(682)	(12,530)
Preferred distributions	(773)	(773)
Numerator for net income per share – diluted	$58,909	$319,368
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	372,280	371,582
Effect of dilutive securities:
OP Units	13,050	13,004
Long-term compensation shares/units	1,586	2,363
Denominator for net income per share – diluted	386,916	386,949
Net income per share – basic	$0.15	$0.83
Net income per share – diluted	$0.15	$0.83

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Quarter Ended March 31,
	2021	2020
Numerator for net income per Unit – basic and diluted:
Net income	$60,364	$332,671
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(682)	(12,530)
Allocation to Preference Units	(773)	(773)
Numerator for net income per Unit – basic and diluted	$58,909	$319,368
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	385,330	384,586
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,586	2,363
Denominator for net income per Unit – diluted	386,916	386,949
Net income per Unit – basic	$0.15	$0.83
Net income per Unit – diluted	$0.15	$0.83

12.	Commitments and Contingencies

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

As of March 31, 2021, the Company has two wholly owned projects and one partially owned project totaling 824 apartment units in various stages of development with remaining commitments to fund of approximately $126.8 million (inclusive of applicable construction mortgage and joint venture partner obligations) and estimated completion dates ranging through December 31, 2021.

As of March 31, 2021, the Company has two joint venture agreements with third-party partners for the consolidated development of multifamily rental properties, one of which is currently under construction as noted above.  The development commitment to fund the project under construction is included in the development funding totals above.  The joint venture agreements with each partner include a buy-sell provision that provides the right, but not the obligation, for the Company to acquire each respective partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for additional discussion.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  While the Company does maintain a non-residential presence, it accounts for approximately 3.8% of total revenues for the quarter ended March 31, 2021 and is designed as an amenity for our residential residents.  The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis.  The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2021 and 2020, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the quarters ended March 31, 2021 and 2020, respectively (amounts in thousands):

	Quarter Ended March 31,
	2021	2020
Rental income	$597,602	$682,305
Property and maintenance expense	(117,054)	(115,816)
Real estate taxes and insurance expense	(103,470)	(97,732)
Total operating expenses	(220,524)	(213,548)
Net operating income	$377,078	$468,757

The following tables present NOI for each segment from our rental real estate for the quarters ended March 31, 2021 and 2020, respectively, as well as total assets and capital expenditures at March 31, 2021 (amounts in thousands):

	Quarter Ended March 31, 2021			Quarter Ended March 31, 2020
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$116,345	$39,201	$77,144	$126,495	$38,837	$87,658
Orange County	25,841	6,336	19,505	26,695	6,172	20,523
San Diego	18,740	4,639	14,101	18,777	4,585	14,192
Subtotal - Southern California	160,926	50,176	110,750	171,967	49,594	122,373

San Francisco	105,332	33,275	72,057	125,102	31,796	93,306
Washington D.C.	99,117	33,321	65,796	104,718	32,103	72,615
New York	99,754	53,076	46,678	118,025	50,909	67,116
Seattle	61,709	19,799	41,910	68,869	18,683	50,186
Boston	56,606	19,374	37,232	63,683	18,327	45,356
Denver	9,344	3,031	6,313	9,657	2,789	6,868
Total same store	592,788	212,052	380,736	662,021	204,201	457,820

Non-same store/other (2) (3)
Non-same store	4,660	1,445	3,215	4,163	1,246	2,917
Other (3)	154	7,027	(6,873)	16,121	8,101	8,020
Total non-same store/other	4,814	8,472	(3,658)	20,284	9,347	10,937

Totals	$597,602	$220,524	$377,078	$682,305	$213,548	$468,757

(1)

For the quarters ended March 31, 2021 and 2020, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2020, less properties subsequently sold, which represented 77,060 apartment units.

(2)	For the quarters ended March 31, 2021 and 2020, non-same store primarily includes properties acquired after January 1, 2020, plus any properties in lease-up and not stabilized as of January 1, 2020.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended March 31, 2021
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$3,220,144	$4,666
Orange County	384,585	1,056
San Diego	240,071	679
Subtotal - Southern California	3,844,800	6,401

San Francisco	3,472,556	3,936
Washington D.C.	3,323,572	6,325
New York	3,971,142	5,993
Seattle	2,010,532	2,139
Boston	1,742,381	3,469
Denver	507,264	355
Total same store	18,872,247	28,618

Non-same store/other (2) (3)
Non-same store	297,717	62
Other (3)	999,051	(1)
Total non-same store/other	1,296,768	61

Totals	$20,169,015	$28,679

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2020, less properties subsequently sold, which represented 77,060 apartment units.

(2)	Non-same store primarily includes properties acquired after January 1, 2020, plus any properties in lease-up and not stabilized as of January 1, 2020.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
14.	Subsequent Events

Subsequent to March 31, 2021, the Company:

•	Sold two properties consisting of 333 apartment units for $123.8 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.  In addition, please refer to the Definitions section below for various capitalized terms not immediately defined in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Additional factors that might cause such differences are discussed in Part I of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020, particularly those under Item 1A, Risk Factors.

Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report. The 2021 guidance assumptions disclosed throughout this Item 2 are based on current expectations and are forward-looking.

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

EQR is the general partner of, and as of March 31, 2021 owned an approximate 96.4% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates regional property management offices in each of its markets.

Available Information

You may access our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and any amendments to any of those reports/statements we file with the Securities and Exchange Commission (“SEC”) free of charge on our website, www.equityapartments.com.  These reports/statements are made available on our website as soon as reasonably practicable after we file them with the SEC.  The information contained on our website, including any information referred to in this report as being available on our website, is not a part of or incorporated into this report.

Business Objectives and Operating and Investing Strategies

The Company’s and the Operating Partnership’s overall business objectives and operating and investing strategies have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.  As more fully discussed in the Company’s and the Operating Partnership’s Annual Report on Form 10-K, it continues to be the Company’s intention over time to further diversify its portfolio into select new markets that share similar characteristics as its current markets and to optimize the mix of the Company’s properties located in urban vs. dense suburban submarkets within its existing markets.

COVID-19 Impact

The Company's and the Operating Partnership's overall impact from the COVID-19 pandemic has not changed materially from the information included in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2020.  As more fully discussed in the Company's and the Operating Partnership's Annual Report on Form 10-K, despite the impact of COVID-19, we continue to believe that the long-term prospects for our business remain strong.  See the Results of Operations discussion below for additional information on how the COVID-19 pandemic is currently impacting our markets and operations.

Results of Operations

2021 Transactions

The Company did not acquire or sell any assets during the first quarter of 2021.  See Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

The Company’s guidance assumes consolidated rental acquisitions will be approximately equal to consolidated rental dispositions for the full year ending December 31, 2021.  We currently anticipate spending approximately $240.0 million on development costs during the year ending December 31, 2021, of which approximately $64.6 million was spent during the quarter ended March 31, 2021, primarily for properties currently under construction.  Certain of these costs are expected to be funded by third-party construction mortgages and joint venture partner obligations.  Work at all of our development projects continues with no material delays notwithstanding some brief disruptions from governmental construction moratoriums due to COVID-19.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both of the quarters ended March 31, 2021 and 2020 (the “First Quarter 2021 Same Store Properties”), which represented 77,060 apartment units, drove the Company’s results of operations.  The First Quarter 2021 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the quarter ended March 31, 2021:

	Quarter Ended March 31, 2021
	Properties	Apartment Units
Same Store Properties at December 31, 2020	285	73,585
2019 acquisitions stabilized	12	3,323
Lease-up properties stabilized	1	222
Properties removed from same store (1)	(1)	(70)
Same Store Properties at March 31, 2021	297	77,060

	Quarter Ended March 31, 2021
	Properties	Apartment Units
Same Store	297	77,060
Non-Same Store:
2020 acquisitions	1	158
2019 acquisitions not yet stabilized	1	217
Properties removed from same store (1)	1	70
Master-Leased properties (2)	1	162
Lease-up properties not yet stabilized (3)	2	221
Other	1	1
Total Non-Same Store	7	829
Total Properties and Apartment Units	304	77,889

Note: Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

(1)

Citrus Suites in Santa Monica, California containing 70 apartment units was removed from the same store portfolio in the first quarter of 2021.  The property was sold on April 15, 2021.  In anticipation of the sale, the Company allowed the property’s Physical Occupancy to decline to 35.7% at March 31, 2021 in order to facilitate the purchaser’s ability to immediately begin an extensive renovation post-sale.

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Quarter Ended March 31,
	2021	2020
Operating income	$135,560	$422,085
Adjustments:
Property management	26,130	27,709
General and administrative	15,383	14,518
Depreciation	199,962	212,422
Net (gain) loss on sales of real estate properties	43	(207,977)
Total NOI	$377,078	$468,757
Rental income:
Same store	$592,788	$662,021
Non-same store/other	4,814	20,284
Total rental income	597,602	682,305
Operating expenses:
Same store	212,052	204,201
Non-same store/other	8,472	9,347
Total operating expenses	220,524	213,548
NOI:
Same store	380,736	457,820
Non-same store/other	(3,658)	10,937
Total NOI	$377,078	$468,757

The following table provides comparative total same store results and statistics for the First Quarter 2021 Same Store Properties:

First Quarter 2021 vs. First Quarter 2020

Same Store Results/Statistics Including 77,060 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

First Quarter 2021								First Quarter 2020
	Residential	% Change	Non- Residential		% Change	Total	% Change		Residential	Non- Residential	Total
Revenues	$570,927	(10.6%)	$21,861	(1)	(6.3%)	$592,788	(10.5%)	Revenues	$638,683	$23,338	$662,021
Expenses	$205,959	3.9%	$6,093		3.4%	$212,052	3.8%	Expenses	$198,306	$5,895	$204,201
NOI	$364,968	(17.1%)	$15,768		(9.6%)	$380,736	(16.8%)	NOI	$440,377	$17,443	$457,820

Average Rental Rate	$2,601	(9.3%)						Average Rental Rate	$2,867
Physical Occupancy	95.0%	(1.4%)						Physical Occupancy	96.4%
Turnover	9.9%	0.2%						Turnover	9.7%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

(1)	Changes in same store Non-Residential revenues are primarily driven by the deferral/abatement of rents, higher bad debt and lower parking income.

The following table provides results and statistics related to our Residential same store operations for the quarters ended March 31, 2021 and 2020:

First Quarter 2021 vs. First Quarter 2020

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year's Quarter
Markets/Metro Areas	Apartment Units	Q1 2021 % of Actual NOI	Q1 2021 Average Rental Rate	Q1 2021 Weighted Average Physical Occupancy %	Q1 2021 Turnover	Revenues	Expenses	NOI	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	16,533	20.9%	$2,423	95.8%	10.1%	(8.1%)	1.1%	(12.2%)	(7.9%)	(0.2%)	(1.0%)
Orange County	4,028	5.3%	2,205	97.0%	7.8%	(3.2%)	2.7%	(4.9%)	(3.3%)	0.2%	(1.2%)
San Diego	2,706	3.9%	2,376	97.2%	10.5%	(0.2%)	1.2%	(0.6%)	(0.6%)	0.4%	(0.8%)
Subtotal – Southern California	23,267	30.1%	2,380	96.2%	9.7%	(6.5%)	1.3%	(9.6%)	(6.4%)	(0.1%)	(1.1%)

San Francisco	12,707	19.5%	2,903	93.8%	11.4%	(15.7%)	4.7%	(22.6%)	(13.1%)	(2.9%)	1.7%
Washington D.C.	14,569	17.6%	2,325	95.9%	9.7%	(5.5%)	4.0%	(9.6%)	(5.2%)	(0.3%)	1.1%
New York	9,606	11.0%	3,464	91.4%	8.3%	(16.9%)	4.4%	(34.0%)	(12.2%)	(5.3%)	1.1%
Seattle	8,941	10.7%	2,258	95.7%	11.1%	(10.3%)	6.0%	(16.5%)	(9.0%)	(1.4%)	0.0%
Boston	6,346	9.4%	2,852	95.3%	8.9%	(10.8%)	4.9%	(17.2%)	(10.3%)	(0.5%)	(0.2%)
Denver	1,624	1.7%	1,984	96.1%	12.3%	(2.7%)	9.5%	(7.7%)	(3.4%)	0.6%	(2.1%)

Total	77,060	100.0%	$2,601	95.0%	9.9%	(10.6%)	3.9%	(17.1%)	(9.3%)	(1.4%)	0.2%

Note: The above table reflects Residential same store results only.  Residential operations account for approximately 96.2% of total revenues for the quarter ended March 31, 2021.

The following table includes select operating metrics for Residential Same Store Properties:

	Q4 2020	Q1 2021	April 2021 (1)
Physical Occupancy (2)	94.4%	95.6%	96.0%
Percentage of Residents Renewing by quarter/month	51.0%	53.0%	56.0%

New Lease Change	(20.5%)	(17.7%)	(11.4%)
Renewal Rate Achieved	(3.4%)	(5.1%)	(2.1%)
Blended Rate	(13.0%)	(12.1%)	(7.2%)

(1)	April 2021 results are preliminary.
(2)	Physical Occupancy is as of month-end December for Q4 2020, month-end March for Q1 2021 and as of April 22 for April 2021.

The following table provides guidance for our expected full year 2021 same store operating performance (includes Residential and Non-Residential):

	Revised Full Year 2021	Previous Full Year 2021
Physical Occupancy	95.0% to 96.0%	94.8% to 95.8%
Revenue change	(8.0%) to (6.0%)	(9.0%) to (7.0%)
Expense change	3.0% to 4.0%	3.0% to 4.0%
NOI change	(13.0%) to (11.0%)	(15.0%) to (12.0%)

Although the results for the first quarter of 2021 reflect the significant impact of the pandemic on our business, we continue to see substantial signs of improvement as cities begin to reopen and affluent renters return.  Operating performance has improved ahead of expectations across our portfolio.  Strong demand is driving improved Physical Occupancy in all of our markets and as a result we see the return of pricing power and the continued decline of Leasing Concessions across the portfolio.  Non-Residential revenues also continue to benefit from reopening activities and have shown improvement driven by fewer rent abatements and less bad debt than originally anticipated.  For these reasons, we believe our results will improve earlier in 2021 than previously anticipated.  The Company remains focused on the following key operating drivers:

•

Demand and Physical Occupancy – Strong demand through both the winter season and early spring characterized by elevated applications and move-in activity above the seasonal norms has fueled better-than-expected Physical Occupancy.  Physical Occupancy of 96.0% on April 22, 2021 exceeded April 2020 levels for the first time since the beginning of the pandemic and is beginning to approach April 2019 levels.  This strength in Physical Occupancy is contributing to our ability to focus on improving pricing.

•

Renewal Rates and Percentage of Residents Renewing – We continue to experience negotiation pressure on Renewal Rate Achieved as we are still renewing residents who signed leases pre-pandemic.  Outside of Southern California and Denver, our other markets still have net effective prices below prior year levels which puts pressure on renewal negotiations.  This situation is improving weekly and we currently expect most of the markets to be positive by the end of May 2021.  In terms of the quantity of renewals, the Percentage of Residents Renewing their leases stands at approximately 56% into April 2021.  These levels remain below our historical average for this time of year, but they continue to steadily improve.

•

Pricing – We have seen significant improvement in pricing (net of Leasing Concessions) since the end of the fourth quarter of 2020.  This trend has been pervasive across our portfolio even in some of the harder hit markets like New York and San Francisco.  We continue to test price sensitivity in every market by raising rents and reducing both the value and quantity of Leasing Concessions being granted.  Monthly Leasing Concessions granted began to decline in March 2021.  Leasing Concessions granted in February, March and April (preliminary) 2021 are $6.1 million, $4.9 million and $3.6 million, respectively.  New Lease Change continues to improve as do Renewal Rates Achieved, which will contribute to improved Blended Rates.

The following table provides Physical Occupancy by geographic market for the First Quarter 2021 Same Store Properties:

Markets/Metro Areas	December 31, 2020	March 31, 2021	April 22, 2021
Boston	94.7%	95.5%	96.3%
New York	89.7%	93.9%	94.8%
Washington D.C.	95.9%	95.9%	96.3%
Seattle	95.4%	95.5%	95.4%
San Francisco	93.0%	95.0%	95.3%
Los Angeles	95.3%	96.1%	96.4%
Orange County	96.6%	97.6%	97.8%
San Diego	97.2%	97.7%	97.9%
Denver	96.0%	96.5%	96.6%
Total	94.4%	95.6%	96.0%

In summary, the pace of recovery is exceeding our prior expectations and early gains in both Physical Occupancy and pricing has positioned our portfolio well leading us to raise our same store revenue and NOI guidance for the full year 2021.  See below for specific discussion on operating performance by geographic market:

•

Boston – Performance has improved with solid leasing and reductions in Leasing Concession use.  Physical Occupancy and pricing continued to significantly improve during the first quarter of 2021.  We are also beginning to see early signs of students returning to this market which should continue to aid demand.  The market is expected to experience some headwinds from new supply, particularly in the urban core where we are still dealing with non-stabilized lease-ups from last year as well as a few newly constructed properties expected to begin lease-up in the back half of 2021.

•

New York – New York has seen improvement during the first quarter of 2021 which has continued into April 2021, with demand remaining elevated.  Leasing Concessions have started to decline but remain a prevalent part of the marketing strategy in this market even while we are raising rents.  Physical Occupancy and pricing have significantly improved during the first quarter of 2021.  Percentage of Residents Renewing for March 2021 is 58%.  Our focus for New York continues to be recapturing Physical Occupancy and rate while lowering, or eliminating, Leasing Concessions.

•

Washington, D.C. – Washington, D.C. has shown relatively steady performance throughout the pandemic and shows good momentum heading into peak leasing season.  Physical Occupancy held up better in this market than in any of our other East Coast markets and pricing has continued to improve.  Thus far, despite the pandemic, absorption of new supply has generally remained healthy but continued absorption of additional new supply will be a determining factor of performance for the remainder of 2021.

•	Seattle – Physical Occupancy started to recover and pricing has improved significantly during the first quarter of 2021, though the market has experienced temporary periods of price resistance.
•

San Francisco – San Francisco’s pace of recovery is ahead of expectations.  Leasing activity remains elevated and demand is strong.  Leasing Concession use has pulled back notably with pricing improving significantly since the end of 2020.  Physical Occupancy is now over 95%, 2.3 percentage points higher since the end of 2020.

•

Los Angeles – Los Angeles has shown resilience and signs of strengthening as Physical Occupancy and pricing have been relatively stable throughout the pandemic.  Leasing Concession use is limited.  Bad debt in Los Angeles remains the most elevated in our portfolio.  We continue to work with our residents to apply for federally sponsored rental assistance.

•

Orange County and San Diego – Both markets continue to stand out in terms of performance.  Physical Occupancy and pricing have remained strong during the pandemic and continue to improve.  Percentage of Residents Renewing in Orange County has surpassed pre-pandemic levels and we have very limited Leasing Concession usage in both of these markets.

•

Denver – While still a relatively small market for the Company, this portfolio is delivering solid and steady performance.  Demand remains strong across the market although pricing pressure and widespread Leasing Concession use are common due to competition from new supply in the urban center.  New supply will be elevated from 2020 levels but improved job growth should help drive absorption.

As we head into our primary leasing season, we see considerable positive momentum in our operations and we expect to further reduce Leasing Concessions and increase rental rates in light of the strong demand we see across our markets.

Despite strong rent collections throughout the pandemic, the financial impact of a small subset of our residents and Non-Residential tenants not paying has led to higher levels of bad debt than we have historically experienced.  We continue to work with our residents, including assisting them in applying for federally sponsored rental assistance, and Non-Residential tenants on meeting their financial obligations and our bad debt allowance policies remain consistent with those in place before the pandemic.  We expect our reserves and bad debt expense to remain elevated in 2021.  See Note 8 in the Notes to Consolidated Financial Statements for additional discussion of leases at March 31, 2021.

The following table provides comparative same store operating expenses for the First Quarter 2021 Same Store Properties:

First Quarter 2021 vs. First Quarter 2020

Total Same Store Operating Expenses Including 77,060 Same Store Apartment Units

$ in thousands

	Q1 2021	Q1 2020	$ Change (5)	% Change	% of Q1 2021 Operating Expenses
Real estate taxes	$90,767	$88,323	$2,444	2.8%	42.8%
On-site payroll (1)	42,993	43,009	(16)	0.0%	20.3%
Utilities (2)	29,945	27,674	2,271	8.2%	14.1%
Repairs and maintenance (3)	25,835	23,439	2,396	10.2%	12.2%
Insurance	7,040	6,321	719	11.4%	3.3%
Leasing and advertising	2,803	2,337	466	19.9%	1.3%
Other on-site operating expenses (4)	12,669	13,098	(429)	(3.3)%	6.0%
Total Same Store Operating Expenses (includes Residential and Non-Residential)	$212,052	$204,201	$7,851	3.8%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
(3)

Repairs and maintenance – Includes general maintenance costs, apartment unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair and maintenance costs.

(4)	Other on-site operating expenses – Includes ground lease costs and administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
(5)	The quarter-over-quarter changes were primarily affected by the following factors:
•	Real estate taxes – Increase is lower than prior expectations due to lower rates and assessed values.
•	On-site payroll – Improved sales and service staff utilization from various technology initiatives offset other general payroll pressures.
•	Utilities – Increase driven by higher usage of water, sewer and trash.
•

Repairs and maintenance – Increase primarily driven by non-comparable items like greater snowfall on the East Coast and higher turnover expense from accelerated leasing as well as increases in minimum wage on contract services.

•	Insurance – Increase due to higher premiums on property insurance renewal due to challenging conditions in the insurance market.
•	Leasing and advertising – Increase due primarily to increased digital advertising and selective use of outside broker fees on targeted leasing activity.
•	Other on-site operating expenses – Decrease primarily driven by lower ground lease costs due to a lease modification at one property.

   The Company now anticipates same store NOI to decline for the full year 2021 by approximately 13.0% to 11.0% (previously was anticipated to decline by approximately 15.0% to 12.0%) primarily driven by the expected improvement in same store revenues discussed above.  We continue to anticipate same store expenses to increase between 3.0% to 4.0% for 2021 as compared to 2020.  Given the continued uncertainty resulting from the COVID-19 pandemic, we anticipate the possibility of greater variability around the midpoint, up or down, within these ranges than we would typically experience.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the quarter ended March 31, 2021 decreased approximately $14.6 million compared to the same period of 2020.  These results consist primarily of properties acquired in calendar year 2020, operations from the Company’s development properties and operations prior to disposition from 2020 sold properties.  This difference is due primarily to:

•	A negative impact of lower NOI from development and newly stabilized development properties in lease-up of $0.1 million;
•	A positive impact of higher NOI from non-stabilized properties acquired in 2019 and 2020 of $0.7 million;
•	A negative impact of lower NOI from other non-same store properties (including one master-leased property) of $0.4 million; and
•	A negative impact of lost NOI from 2020 dispositions of $11.4 million.

Comparison of the quarter ended March 31, 2021 to the quarter ended March 31, 2020

The following table presents a reconciliation of diluted earnings per share/unit for the quarter ended March 31, 2021 as compared to the same period in 2020:

Quarter Ended March 31
Diluted earnings per share/unit for period ended 2020	$0.83
Property NOI	(0.23)
Interest expense	0.05
Net gain/loss on property sales	(0.51)
Other	0.01
Diluted earnings per share/unit for period ended 2021	$0.15

The decrease in consolidated NOI is primarily a result of the Company’s lower NOI from same store properties, largely due to the economic impact from the COVID-19 pandemic.  The following table presents the changes in the components of consolidated NOI for the quarter ended March 31, 2021 as compared to the same period in 2020:

Quarter Ended March 31, 2021
Consolidated rental income	(12.4%)
Consolidated operating expenses (1)	3.3%
Consolidated NOI	(19.6%)

(1)	Consolidated operating expenses are comprised of property and maintenance and real estate taxes and insurance.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies.  These expenses decreased approximately $1.6 million or 5.7% during the quarter ended March 31, 2021 as compared to the prior year period.  This decrease is primarily attributable to decreases in payroll-related costs, travel costs and legal and professional fees, partially offset by increases in information technology related costs specifically for various operating initiatives such as sales-focused improvements and service enhancements.  The Company anticipates that property management expenses will approximate $96.5 million to $98.5 million for the year ending December 31, 2021.

General and administrative expenses, which include corporate operating expenses, increased approximately $0.9 million or 6.0% during the quarter ended March 31, 2021 as compared to the prior year period, primarily due to increases in payroll-related costs, partially offset by decreases in office rent as a result of the consolidation of space at the Company’s corporate headquarters.  The Company anticipates that general and administrative expenses will approximate $53.0 million to $55.0 million for the year ending December 31, 2021.

Depreciation expense, which includes depreciation on non-real estate assets, decreased approximately $12.5 million or 5.9% during the quarter ended March 31, 2021 as compared to the prior year period. This decrease is primarily due to in-place leases for 2019 acquisitions being fully depreciated as of December 31, 2020 and the Company being a net seller during 2020, which resulted in lower depreciation in the current period.

Net gain on sales of real estate properties decreased approximately $208.0 million during the quarter ended March 31, 2021 as compared to the prior year period, primarily as a result of no consolidated property sales in the first quarter of 2021 as compared to the sale of three consolidated apartment properties in the same period in 2020.

Interest and other income decreased approximately $1.7 million or 89.0% during the quarter ended March 31, 2021 as compared to the prior year period.  The decrease is primarily due to $1.6 million in insurance/litigation settlement proceeds received during 2020 that did not occur in 2021.

Other expenses increased approximately $1.6 million or 62.3% for the quarter ended March 31, 2021 as compared to the prior year period, primarily due to a $2.2 million construction defect reserve being recorded in the current period, partially offset by a decrease in advocacy contributions.

Interest expense, including amortization of deferred financing costs, decreased approximately $18.1 million or 20.6% for the quarter ended March 31, 2021 as compared to the prior year period.  The decrease is primarily due to lower overall debt balances outstanding as compared to the prior year period, as well as lower overall interest rates.  The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the quarter ended March 31, 2021 was 3.60% as compared to 3.95% for the prior year period.  The Company capitalized interest of approximately $3.8 million and $1.8 million during the quarters ended March 31, 2021 and 2020, respectively.  The Company anticipates that interest expense, excluding debt extinguishment costs/prepayment penalties, will approximate $270.0 million to $276.5 million and capitalized interest will approximate $14.5 million to $16.5 million for the year ending December 31, 2021.

Net (income) loss attributable to Noncontrolling Interests in partially owned properties increased approximately $11.8 million during the quarter ended March 31, 2021 as compared to the prior year period, primarily as a result of noncontrolling interest allocations related to the sale of one partially owned apartment property in 2020 as compared to no sales in the same period in 2021.

Liquidity and Capital Resources

With approximately $2.0 billion in readily available liquidity, limited near-term maturities, very strong credit metrics and ample access to capital markets at low rates, the Company believes it is well positioned to meet its future obligations.  See further discussion below.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$35,453	$42,591
Restricted deposits	$62,383	$57,137
Unsecured revolving credit facility availability	$1,969,301	$1,984,051

During the quarter ended March 31, 2021, the Company generated proceeds from various transactions, which included the following:

•	Obtained $28.5 million in 3.58% fixed rate mortgage debt maturing on March 1, 2031; and
•

Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $24.6 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis).

During the quarter ended March 31, 2021, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Invest $64.6 million primarily in development projects; and
•	Repay $61.8 million of mortgage loans (inclusive of scheduled principal repayments).

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

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of April 26, 2021 (amounts in thousands):

April 26, 2021
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(800,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(100,699)
Unsecured revolving credit facility availability	$1,599,301

Dividend Policy

The Company determines its dividends/distributions based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for the first quarter of 2021 of $0.6025 per share/unit, consistent with the amount paid in 2020.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in April 2021 amounted to $232.7 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended March 31, 2021.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions.  The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high.  The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $27.3 billion in investment in real estate on the Company’s balance sheet at March 31, 2021, $23.3 billion or 85.5% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of March 31, 2021 are as follows:

Debt Summary as of March 31, 2021

($ in thousands)

				Weighted
			Weighted	Average
	Debt		Average	Maturities
	Balances	% of Total	Rates	(years)
Secured	$2,270,700	28.3%	3.18%	6.1
Unsecured	5,766,856	71.7%	3.49%	10.0
Total	$8,037,556	100.0%	3.40%	8.9
Fixed Rate Debt:
Secured – Conventional	$1,899,917	23.7%	3.70%	4.7
Unsecured – Public	5,337,103	66.4%	3.77%	10.8
Fixed Rate Debt	7,237,020	90.1%	3.75%	9.1
Floating Rate Debt:
Secured – Conventional	40,546	0.5%	2.38%	1.2
Secured – Tax Exempt	330,237	4.1%	0.45%	15.4
Unsecured – Revolving Credit Facility	—	—	—	3.6
Unsecured – Commercial Paper Program	429,753	5.3%	0.30%	—
Floating Rate Debt	800,536	9.9%	0.45%	6.7
Total	$8,037,556	100.0%	3.40%	8.9

Debt Maturity Schedule as of March 31, 2021

($ in thousands)

Year	Fixed Rate	Floating Rate		Total	% of Total	Weighted Average Coupons on Fixed Rate Debt	Weighted Average Coupons on Total Debt
2021	$5,593	$430,000	(1)	$435,593	5.4%	3.27%	0.32%
2022	264,185	40,846		305,031	3.8%	3.25%	3.12%
2023	1,325,588	3,500		1,329,088	16.4%	3.74%	3.73%
2024	—	6,100		6,100	0.1%	N/A	0.06%
2025	450,000	8,200		458,200	5.6%	3.38%	3.32%
2026	592,025	9,000		601,025	7.4%	3.58%	3.53%
2027	400,000	9,800		409,800	5.0%	3.25%	3.17%
2028	900,000	10,700		910,700	11.2%	3.79%	3.75%
2029	888,120	11,500		899,620	11.1%	3.30%	3.26%
2030	1,095,000	12,600		1,107,600	13.6%	2.55%	2.52%
2031+	1,379,350	275,535		1,654,885	20.4%	4.37%	3.66%
Subtotal	7,299,861	817,781		8,117,642	100.0%	3.55%	3.23%
Deferred Financing Costs and Unamortized (Discount)	(62,841)	(17,245)		(80,086)	N/A	N/A	N/A
Total	$7,237,020	$800,536		$8,037,556	100.0%	3.55%	3.23%

(1)	Represents principal outstanding on the Company’s commercial paper program.

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of debt at March 31, 2021.

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings, as well as EQR’s long-term preferred equity ratings, have been reaffirmed during the COVID-19 pandemic by all three rating agencies listed below and all continue to maintain a stable outlook.  As of April 26, 2021, the ratings are as follows:

	Standard & Poor’s	Moody’s	Fitch
ERPOP’s long-term senior debt rating	A-	A3	A
ERPOP’s short-term commercial paper rating	A-2	P-2	F-1
EQR’s long-term preferred equity rating	BBB	Baa1	BBB+

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to March 31, 2021.

Debt Covenants

The Company’s unsecured debt includes certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  These provisions are contained in the indentures applicable to each note payable or the credit agreement for our line of credit.  The Company was in compliance with its unsecured debt covenants for all periods presented. The following table presents the Company’s selected unsecured public debt covenants as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Debt to Adjusted Total Assets (not to exceed 60%)	30.4%	30.5%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	9.4%	9.6%
Consolidated Income Available for Debt Service to Maximum Annual Service Charges (must be at least 1.5 to 1)	5.30	5.42
Total Unencumbered Assets to Unsecured Debt (must be at least 125%)	454.1%	458.3%

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

Capitalization of Fixed Assets and Improvements to Real Estate

The Company’s and the Operating Partnership’s capital expenditures policy has not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

For the quarter ended March 31, 2021, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Quarter Ended March 31, 2021

	Same Store Properties (4)	Non-Same Store Properties/Other (5)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units	77,060	829	77,889

Building Improvements (1)	$15,976	$38	$16,014	$207
Renovation Expenditures (2)	5,261	—	5,261	68
Replacements (3)	7,381	23	7,404	96
Total Capital Expenditures to Real Estate	$28,618	$61	$28,679	$371

(1)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(2)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 222 same store apartment units approximated $23,701 per apartment unit renovated.

(3)	Replacements – Includes appliances, mechanical equipment, fixtures and flooring (including hardwood and carpeting).
(4)	Same Store Properties – Primarily includes all properties acquired or completed that are stabilized prior to January 1, 2020, less properties subsequently sold.
(5)

Non-Same Store Properties/Other – Primarily includes all properties acquired during 2020 and 2021, plus any properties in lease-up and not stabilized as of January 1, 2020.  Also includes capital expenditures for properties sold.

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

During the quarter ended March 31, 2021, the Company’s total non-real estate capital additions, such as computer software, computer equipment, and furniture and fixtures and leasehold improvements to the Company’s property management offices and its corporate offices, were approximately $0.6 million.  The Company expects to fund approximately $1.5 million in total non-real estate capital additions for the remainder of 2021. These quarter-to-date and anticipated fundings are significantly lower than in 2020 primarily due to corporate office renovations completed during 2020.

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

See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of derivative instruments at March 31, 2021.

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

•

Weighted Average Coupons – Contractual interest rate for each debt instrument weighted by principal balances as of March 31, 2021. In case of debt for which fair value hedges are in place, the rate payable under the corresponding derivatives is used in lieu of the contractual interest rate.

•

Weighted Average Rates – Interest expense for each debt instrument for the quarter ended March 31, 2021 weighted by its average principal balance for the same period. Interest expense includes amortization of premiums, discounts and other comprehensive income on debt and related derivative instruments. In case of debt for which derivatives are in place, the income or expense recognized under the corresponding derivatives is included in the total interest expense for the period.

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

The Company’s contractual obligations for the next five years and thereafter have not changed materially from the amounts and disclosures included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.  See the updated debt maturity schedule included in Liquidity and Capital Resources for further discussion.

Critical Accounting Policies and Estimates

The Company’s and the Operating Partnership’s critical accounting policies and estimates have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the quarters ended March 31, 2021 and 2020:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Quarter Ended March 31,
	2021	2020
Net income	$60,364	$332,671
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(682)	(12,530)
Preferred/preference distributions	(773)	(773)
Net income available to Common Shares and Units / Units	58,909	319,368
Adjustments:
Depreciation	199,962	212,422
Depreciation – Non-real estate additions	(1,100)	(1,287)
Depreciation – Partially Owned Properties	(828)	(856)
Depreciation – Unconsolidated Properties	617	613
Net (gain) loss on sales of unconsolidated entities - operating assets	(4)	—
Net (gain) loss on sales of real estate properties	43	(207,977)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	—	11,655
FFO available to Common Shares and Units / Units (1) (3) (4)	257,599	333,938
Adjustments:
Impairment – non-operating assets	—	—
Write-off of pursuit costs	1,331	1,627
Debt extinguishment and preferred share redemption (gains) losses	264	—
Non-operating asset (gains) losses	854	441
Other miscellaneous items	2,242	(918)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$262,290	$335,088

FFO (1) (3)	$258,372	$334,711
Preferred/preference distributions	(773)	(773)
FFO available to Common Shares and Units / Units (1) (3) (4)	$257,599	$333,938

Normalized FFO (2) (3)	$263,063	$335,861
Preferred/preference distributions	(773)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$262,290	$335,088

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s and the Operating Partnership’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.  See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of derivative and other fair value instruments.

Item 4.  Controls and Procedures

Equity Residential

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2021, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2021, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Exhibit	Description	Location
10.1	Seventh Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership, dated as of March 18, 2021 and effective as of January 1, 2020.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 18, 2021, filed on March 24, 2021.

31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

Date:	April 30, 2021	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2021	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	April 30, 2021	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2021	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)