Form 10-Q
period 2021-06-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2021-07-30
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 23, 2021 was 374,457,337.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2021 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of June 30, 2021 owned an approximate 96.7% ownership interest in, ERPOP.  The remaining 3.3% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business.  The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Land	$5,780,705	$5,785,367
Depreciable property	21,161,984	20,920,654
Projects under development	372,243	411,134
Land held for development	90,446	86,170
Investment in real estate	27,405,378	27,203,325
Accumulated depreciation	(8,164,287)	(7,859,657)
Investment in real estate, net	19,241,091	19,343,668
Investments in unconsolidated entities	53,364	52,782
Cash and cash equivalents	39,492	42,591
Restricted deposits	353,009	57,137
Right-of-use assets	480,671	499,287
Other assets	296,719	291,426
Total assets	$20,464,346	$20,286,891

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$2,280,251	$2,293,890
Notes, net	5,338,671	5,335,536
Line of credit and commercial paper	631,770	414,830
Accounts payable and accrued expenses	114,288	107,366
Accrued interest payable	65,814	65,896
Lease liabilities	314,379	329,130
Other liabilities	341,817	345,064
Security deposits	62,228	60,480
Distributions payable	232,958	232,262
Total liabilities	9,382,176	9,184,454

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	440,123	338,951
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of June 30, 2021 and December 31, 2020	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 374,354,830 shares issued and outstanding as of June 30, 2021 and 372,302,000 shares issued and outstanding as of December 31, 2020	3,744	3,723
Paid in capital	9,110,121	9,128,599
Retained earnings	1,321,875	1,399,715
Accumulated other comprehensive income (loss)	(39,029)	(43,666)
Total shareholders’ equity	10,433,991	10,525,651
Noncontrolling Interests:
Operating Partnership	205,691	233,162
Partially Owned Properties	2,365	4,673
Total Noncontrolling Interests	208,056	237,835
Total equity	10,642,047	10,763,486
Total liabilities and equity	$20,464,346	$20,286,891

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2021	2020	2021	2020
REVENUES
Rental income	$1,195,661	$1,335,837	$598,059	$653,532

EXPENSES
Property and maintenance	224,800	220,268	107,746	104,452
Real estate taxes and insurance	200,871	192,770	97,401	95,038
Property management	50,585	51,317	24,455	23,608
General and administrative	30,061	26,353	14,678	11,835
Depreciation	400,635	418,398	200,673	205,976
Total expenses	906,952	909,106	444,953	440,909

Net gain (loss) on sales of real estate properties	223,695	352,243	223,738	144,266

Operating income	512,404	778,974	376,844	356,889

Interest and other income	24,320	3,471	24,104	1,511
Other expenses	(7,452)	(4,227)	(3,342)	(1,694)
Interest:
Expense incurred, net	(134,482)	(167,475)	(67,124)	(81,885)
Amortization of deferred financing costs	(4,124)	(4,152)	(1,939)	(2,111)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	390,666	606,591	328,543	272,710
Income and other tax (expense) benefit	(395)	(240)	(242)	(187)
Income (loss) from investments in unconsolidated entities	(1,872)	(2,199)	(261)	(1,042)
Net gain (loss) on sales of land parcels	5	—	—	—
Net income	388,404	604,152	328,040	271,481
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(13,056)	(21,248)	(10,913)	(9,713)
Partially Owned Properties	(1,423)	(13,410)	(741)	(880)
Net income attributable to controlling interests	373,925	569,494	316,386	260,888
Preferred distributions	(1,545)	(1,545)	(772)	(772)
Net income available to Common Shares	$372,380	$567,949	$315,614	$260,116

Earnings per share – basic:
Net income available to Common Shares	$1.00	$1.53	$0.84	$0.70
Weighted average Common Shares outstanding	373,050	371,689	373,812	371,795

Earnings per share – diluted:
Net income available to Common Shares	$1.00	$1.53	$0.84	$0.70
Weighted average Common Shares outstanding	387,367	386,272	387,820	385,913

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2021	2020	2021	2020
Comprehensive income:
Net income	$388,404	$604,152	$328,040	$271,481
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(1,190)	—	(223)
Losses reclassified into earnings from other comprehensive income	4,637	11,398	2,334	5,764
Other comprehensive income (loss)	4,637	10,208	2,334	5,541
Comprehensive income	393,041	614,360	330,374	277,022
Comprehensive (income) attributable to Noncontrolling Interests	(14,641)	(35,026)	(11,732)	(10,792)
Comprehensive income attributable to controlling interests	$378,400	$579,334	$318,642	$266,230

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$388,404	$604,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	400,635	418,398
Amortization of deferred financing costs	4,124	4,152
Amortization of above/below market lease intangibles	(154)	(35)
Amortization of discounts and premiums on debt	2,593	2,553
Amortization of deferred settlements on derivative instruments	4,631	11,392
Amortization of right-of-use assets	7,308	5,892
Write-off of pursuit costs	2,647	3,278
(Income) loss from investments in unconsolidated entities	1,872	2,199
Distributions from unconsolidated entities – return on capital	—	100
Net (gain) loss on sales of real estate properties	(223,695)	(352,243)
Net (gain) loss on sales of land parcels	(5)	—
Realized/unrealized (gain) loss on derivative instruments	—	25
Realized (gain) loss on sale of investment securities	(23,432)	—
Compensation paid with Company Common Shares	16,077	13,475
Other operating activities, net	—	1,805
Changes in assets and liabilities:
(Increase) decrease in other assets	(4,462)	(61,422)
Increase (decrease) in accounts payable and accrued expenses	6,514	5,954
Increase (decrease) in accrued interest payable	(82)	737
Increase (decrease) in lease liabilities	(3,211)	(1,199)
Increase (decrease) in other liabilities	(5,387)	(18,070)
Increase (decrease) in security deposits	1,748	(6,057)
Net cash provided by operating activities	576,125	635,086
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(281,426)	—
Investment in real estate – development/other	(125,156)	(95,215)
Capital expenditures to real estate	(66,443)	(61,265)
Non-real estate capital additions	(1,042)	(15,536)
Interest capitalized for real estate under development	(8,176)	(4,102)
Proceeds from disposition of real estate, net	406,922	747,600
Investments in unconsolidated entities	(4,491)	(5,626)
Distributions from unconsolidated entities – return of capital	4	—
Purchase of investment securities and other investments	(166,945)	(509)
Proceeds from sale of investment securities	191,398	—
Net cash provided by (used for) investing activities	(55,355)	565,347

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(362)	$(2,907)
Mortgage notes payable, net:
Proceeds	47,759	495,145
Lump sum payoffs	(59,880)	(91,500)
Scheduled principal repayments	(3,713)	(3,873)
Line of credit and commercial paper:
Line of credit proceeds	—	1,870,000
Line of credit repayments	—	(1,890,000)
Commercial paper proceeds	2,819,940	6,726,167
Commercial paper repayments	(2,603,000)	(7,724,000)
Proceeds from (payments on) settlement of derivative instruments	—	(1,215)
Finance ground lease principal payments	(232)	—
Proceeds from Employee Share Purchase Plan (ESPP)	2,667	2,359
Proceeds from exercise of options	39,623	11,322
Other financing activities, net	(31)	(31)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	341
Contributions – Noncontrolling Interests – Operating Partnership	—	12
Distributions:
Common Shares	(448,983)	(435,427)
Preferred Shares	(1,545)	(1,545)
Noncontrolling Interests – Operating Partnership	(16,540)	(16,478)
Noncontrolling Interests – Partially Owned Properties	(3,700)	(10,269)
Net cash provided by (used for) financing activities	(227,997)	(1,071,899)
Net increase (decrease) in cash and cash equivalents and restricted deposits	292,773	128,534
Cash and cash equivalents and restricted deposits, beginning of period	99,728	116,999
Cash and cash equivalents and restricted deposits, end of period	$392,501	$245,533

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$39,492	$187,416
Restricted deposits	353,009	58,117
Total cash and cash equivalents and restricted deposits, end of period	$392,501	$245,533

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$126,742	$148,164
Net cash paid (received) for income and other taxes	$888	$428
Amortization of deferred financing costs:
Investment in real estate, net	$(100)	$(120)
Other assets	$1,169	$1,169
Mortgage notes payable, net	$1,139	$876
Notes, net	$1,916	$2,227
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,374	$1,191
Notes, net	$1,219	$1,362
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(6)
Accumulated other comprehensive income	$4,637	$11,398
Write-off of pursuit costs:
Investment in real estate, net	$2,314	$3,122
Other assets	$317	$140
Accounts payable and accrued expenses	$16	$16
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,216	$1,554
Other liabilities	$656	$645
Realized/unrealized (gain) loss on derivative instruments:
Other liabilities	$—	$1,215
Accumulated other comprehensive income	$—	$(1,190)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(3,231)	$(4,726)
Other liabilities	$(1,260)	$(900)
Debt financing costs:
Other assets	$(44)	$(215)
Mortgage notes payable, net	$(318)	$(2,692)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$11,308	$—
Lease liabilities	$(11,308)	$—
Non-cash share distribution from unconsolidated entities:
Investments in unconsolidated entities	$1,429	$—
Other assets	$(1,429)	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2021	2020	2021	2020
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,723	$3,717	$3,729	$3,721
Conversion of OP Units into Common Shares	11	1	11	1
Exercise of share options	8	2	3	—
Employee Share Purchase Plan (ESPP)	1	—	1	—
Share-based employee compensation expense:
Restricted shares	1	2	—	—
Balance, end of period	$3,744	$3,722	$3,744	$3,722
PAID IN CAPITAL
Balance, beginning of period	$9,128,599	$8,965,577	$9,083,346	$9,092,441
Common Share Issuance:
Conversion of OP Units into Common Shares	66,649	3,855	66,649	2,011
Exercise of share options	39,615	11,320	16,738	171
Employee Share Purchase Plan (ESPP)	2,666	2,359	935	1,490
Share-based employee compensation expense:
Restricted shares	4,813	7,252	2,540	3,231
Share options	1,976	1,293	988	623
ESPP discount	633	416	189	263
Supplemental Executive Retirement Plan (SERP)	(2,057)	(506)	(828)	(655)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(101,966)	128,753	(29,010)	17,304
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(30,807)	(1,987)	(31,426)	1,453
Balance, end of period	$9,110,121	$9,118,332	$9,110,121	$9,118,332
RETAINED EARNINGS
Balance, beginning of period	$1,399,715	$1,386,495	$1,231,808	$1,469,821
Net income attributable to controlling interests	373,925	569,494	316,386	260,888
Common Share distributions	(450,220)	(448,750)	(225,547)	(224,243)
Preferred Share distributions	(1,545)	(1,545)	(772)	(772)
Balance, end of period	$1,321,875	$1,505,694	$1,321,875	$1,505,694
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(43,666)	$(77,563)	$(41,363)	$(72,896)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(1,190)	—	(223)
Losses reclassified into earnings from other comprehensive income	4,637	11,398	2,334	5,764
Balance, end of period	$(39,029)	$(67,355)	$(39,029)	$(67,355)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$1.205	$1.205	$0.6025	$0.6025

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2021	2020	2021	2020
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$233,162	$227,837	$234,969	$235,580
Issuance of restricted units to Noncontrolling Interests	—	12	—	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(66,660)	(3,856)	(66,660)	(2,012)
Equity compensation associated with Noncontrolling Interests	10,531	7,026	4,043	1,959
Net income attributable to Noncontrolling Interests	13,056	21,248	10,913	9,713
Distributions to Noncontrolling Interests	(15,999)	(17,037)	(7,410)	(7,961)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	794	(2,048)	(1,590)	(657)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	30,807	1,987	31,426	(1,453)
Balance, end of period	$205,691	$235,169	$205,691	$235,169
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$4,673	$1,183	$2,472	$4,739
Net income attributable to Noncontrolling Interests	1,423	13,410	741	880
Contributions by Noncontrolling Interests	—	341	—	—
Distributions to Noncontrolling Interests	(3,731)	(10,300)	(848)	(985)
Balance, end of period	$2,365	$4,634	$2,365	$4,634

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30,	December 31,
	2021	2020
ASSETS
Land	$5,780,705	$5,785,367
Depreciable property	21,161,984	20,920,654
Projects under development	372,243	411,134
Land held for development	90,446	86,170
Investment in real estate	27,405,378	27,203,325
Accumulated depreciation	(8,164,287)	(7,859,657)
Investment in real estate, net	19,241,091	19,343,668
Investments in unconsolidated entities	53,364	52,782
Cash and cash equivalents	39,492	42,591
Restricted deposits	353,009	57,137
Right-of-use assets	480,671	499,287
Other assets	296,719	291,426
Total assets	$20,464,346	$20,286,891

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$2,280,251	$2,293,890
Notes, net	5,338,671	5,335,536
Line of credit and commercial paper	631,770	414,830
Accounts payable and accrued expenses	114,288	107,366
Accrued interest payable	65,814	65,896
Lease liabilities	314,379	329,130
Other liabilities	341,817	345,064
Security deposits	62,228	60,480
Distributions payable	232,958	232,262
Total liabilities	9,382,176	9,184,454

Commitments and contingencies

Redeemable Limited Partners	440,123	338,951
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,435,740	10,532,037
Limited Partners	205,691	233,162
Accumulated other comprehensive income (loss)	(39,029)	(43,666)
Total partners’ capital	10,639,682	10,758,813
Noncontrolling Interests – Partially Owned Properties	2,365	4,673
Total capital	10,642,047	10,763,486
Total liabilities and capital	$20,464,346	$20,286,891

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2021	2020	2021	2020
REVENUES
Rental income	$1,195,661	$1,335,837	$598,059	$653,532

EXPENSES
Property and maintenance	224,800	220,268	107,746	104,452
Real estate taxes and insurance	200,871	192,770	97,401	95,038
Property management	50,585	51,317	24,455	23,608
General and administrative	30,061	26,353	14,678	11,835
Depreciation	400,635	418,398	200,673	205,976
Total expenses	906,952	909,106	444,953	440,909

Net gain (loss) on sales of real estate properties	223,695	352,243	223,738	144,266

Operating income	512,404	778,974	376,844	356,889

Interest and other income	24,320	3,471	24,104	1,511
Other expenses	(7,452)	(4,227)	(3,342)	(1,694)
Interest:
Expense incurred, net	(134,482)	(167,475)	(67,124)	(81,885)
Amortization of deferred financing costs	(4,124)	(4,152)	(1,939)	(2,111)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	390,666	606,591	328,543	272,710
Income and other tax (expense) benefit	(395)	(240)	(242)	(187)
Income (loss) from investments in unconsolidated entities	(1,872)	(2,199)	(261)	(1,042)
Net gain (loss) on sales of land parcels	5	—	—	—
Net income	388,404	604,152	328,040	271,481
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,423)	(13,410)	(741)	(880)
Net income attributable to controlling interests	$386,981	$590,742	$327,299	$270,601
ALLOCATION OF NET INCOME:
Preference Units	$1,545	$1,545	$772	$772

General Partner	$372,380	$567,949	$315,614	$260,116
Limited Partners	13,056	21,248	10,913	9,713
Net income available to Units	$385,436	$589,197	$326,527	$269,829

Earnings per Unit – basic:
Net income available to Units	$1.00	$1.53	$0.84	$0.70
Weighted average Units outstanding	385,594	384,702	385,856	384,818

Earnings per Unit – diluted:
Net income available to Units	$1.00	$1.53	$0.84	$0.70
Weighted average Units outstanding	387,367	386,272	387,820	385,913

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2021	2020	2021	2020
Comprehensive income:
Net income	$388,404	$604,152	$328,040	$271,481
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(1,190)	—	(223)
Losses reclassified into earnings from other comprehensive income	4,637	11,398	2,334	5,764
Other comprehensive income (loss)	4,637	10,208	2,334	5,541
Comprehensive income	393,041	614,360	330,374	277,022
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,423)	(13,410)	(741)	(880)
Comprehensive income attributable to controlling interests	$391,618	$600,950	$329,633	$276,142

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$388,404	$604,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	400,635	418,398
Amortization of deferred financing costs	4,124	4,152
Amortization of above/below market lease intangibles	(154)	(35)
Amortization of discounts and premiums on debt	2,593	2,553
Amortization of deferred settlements on derivative instruments	4,631	11,392
Amortization of right-of-use assets	7,308	5,892
Write-off of pursuit costs	2,647	3,278
(Income) loss from investments in unconsolidated entities	1,872	2,199
Distributions from unconsolidated entities – return on capital	—	100
Net (gain) loss on sales of real estate properties	(223,695)	(352,243)
Net (gain) loss on sales of land parcels	(5)	—
Realized/unrealized (gain) loss on derivative instruments	—	25
Realized (gain) loss on sale of investment securities	(23,432)	—
Compensation paid with Company Common Shares	16,077	13,475
Other operating activities, net	—	1,805
Changes in assets and liabilities:
(Increase) decrease in other assets	(4,462)	(61,422)
Increase (decrease) in accounts payable and accrued expenses	6,514	5,954
Increase (decrease) in accrued interest payable	(82)	737
Increase (decrease) in lease liabilities	(3,211)	(1,199)
Increase (decrease) in other liabilities	(5,387)	(18,070)
Increase (decrease) in security deposits	1,748	(6,057)
Net cash provided by operating activities	576,125	635,086
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(281,426)	—
Investment in real estate – development/other	(125,156)	(95,215)
Capital expenditures to real estate	(66,443)	(61,265)
Non-real estate capital additions	(1,042)	(15,536)
Interest capitalized for real estate under development	(8,176)	(4,102)
Proceeds from disposition of real estate, net	406,922	747,600
Investments in unconsolidated entities	(4,491)	(5,626)
Distributions from unconsolidated entities – return of capital	4	—
Purchase of investment securities and other investments	(166,945)	(509)
Proceeds from sale of investment securities	191,398	—
Net cash provided by (used for) investing activities	(55,355)	565,347

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(362)	$(2,907)
Mortgage notes payable, net:
Proceeds	47,759	495,145
Lump sum payoffs	(59,880)	(91,500)
Scheduled principal repayments	(3,713)	(3,873)
Line of credit and commercial paper:
Line of credit proceeds	—	1,870,000
Line of credit repayments	—	(1,890,000)
Commercial paper proceeds	2,819,940	6,726,167
Commercial paper repayments	(2,603,000)	(7,724,000)
Proceeds from (payments on) settlement of derivative instruments	—	(1,215)
Finance ground lease principal payments	(232)	—
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	2,667	2,359
Proceeds from exercise of EQR options	39,623	11,322
Other financing activities, net	(31)	(31)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	341
Contributions – Limited Partners	—	12
Distributions:
OP Units – General Partner	(448,983)	(435,427)
Preference Units	(1,545)	(1,545)
OP Units – Limited Partners	(16,540)	(16,478)
Noncontrolling Interests – Partially Owned Properties	(3,700)	(10,269)
Net cash provided by (used for) financing activities	(227,997)	(1,071,899)
Net increase (decrease) in cash and cash equivalents and restricted deposits	292,773	128,534
Cash and cash equivalents and restricted deposits, beginning of period	99,728	116,999
Cash and cash equivalents and restricted deposits, end of period	$392,501	$245,533

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$39,492	$187,416
Restricted deposits	353,009	58,117
Total cash and cash equivalents and restricted deposits, end of period	$392,501	$245,533

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$126,742	$148,164
Net cash paid (received) for income and other taxes	$888	$428
Amortization of deferred financing costs:
Investment in real estate, net	$(100)	$(120)
Other assets	$1,169	$1,169
Mortgage notes payable, net	$1,139	$876
Notes, net	$1,916	$2,227
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,374	$1,191
Notes, net	$1,219	$1,362
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(6)
Accumulated other comprehensive income	$4,637	$11,398
Write-off of pursuit costs:
Investment in real estate, net	$2,314	$3,122
Other assets	$317	$140
Accounts payable and accrued expenses	$16	$16
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,216	$1,554
Other liabilities	$656	$645
Realized/unrealized (gain) loss on derivative instruments:
Other liabilities	$—	$1,215
Accumulated other comprehensive income	$—	$(1,190)
Investments in unconsolidated entities:
Investments in unconsolidated entities	$(3,231)	$(4,726)
Other liabilities	$(1,260)	$(900)
Debt financing costs:
Other assets	$(44)	$(215)
Mortgage notes payable, net	$(318)	$(2,692)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$11,308	$—
Lease liabilities	$(11,308)	$—
Non-cash share distribution from unconsolidated entities:
Investments in unconsolidated entities	$1,429	$—
Other assets	$(1,429)	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2021	2020	2021	2020
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of period	$10,532,037	$10,355,789	$10,318,883	$10,565,983
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	66,660	3,856	66,660	2,012
Exercise of EQR share options	39,623	11,322	16,741	171
EQR’s Employee Share Purchase Plan (ESPP)	2,667	2,359	936	1,490
Share-based employee compensation expense:
EQR restricted shares	4,814	7,254	2,540	3,231
EQR share options	1,976	1,293	988	623
EQR ESPP discount	633	416	189	263
Net income available to Units – General Partner	372,380	567,949	315,614	260,116
OP Units – General Partner distributions	(450,220)	(448,750)	(225,547)	(224,243)
Supplemental Executive Retirement Plan (SERP)	(2,057)	(506)	(828)	(655)
Change in market value of Redeemable Limited Partners	(101,966)	128,753	(29,010)	17,304
Adjustment for Limited Partners ownership in Operating Partnership	(30,807)	(1,987)	(31,426)	1,453
Balance, end of period	$10,435,740	$10,627,748	$10,435,740	$10,627,748
LIMITED PARTNERS
Balance, beginning of period	$233,162	$227,837	$234,969	$235,580
Issuance of restricted units to Limited Partners	—	12	—	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(66,660)	(3,856)	(66,660)	(2,012)
Equity compensation associated with Units – Limited Partners	10,531	7,026	4,043	1,959
Net income available to Units – Limited Partners	13,056	21,248	10,913	9,713
Units – Limited Partners distributions	(15,999)	(17,037)	(7,410)	(7,961)
Change in carrying value of Redeemable Limited Partners	794	(2,048)	(1,590)	(657)
Adjustment for Limited Partners ownership in Operating Partnership	30,807	1,987	31,426	(1,453)
Balance, end of period	$205,691	$235,169	$205,691	$235,169
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(43,666)	$(77,563)	$(41,363)	$(72,896)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(1,190)	—	(223)
Losses reclassified into earnings from other comprehensive income	4,637	11,398	2,334	5,764
Balance, end of period	$(39,029)	$(67,355)	$(39,029)	$(67,355)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$1.205	$1.205	$0.6025	$0.6025

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2021	2020	2021	2020
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$4,673	$1,183	$2,472	$4,739
Net income attributable to Noncontrolling Interests	1,423	13,410	741	880
Contributions by Noncontrolling Interests	—	341	—	—
Distributions to Noncontrolling Interests	(3,731)	(10,300)	(848)	(985)
Balance, end of period	$2,365	$4,634	$2,365	$4,634

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

EQR is the general partner of, and as of June 30, 2021 owned an approximate 96.7% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of June 30, 2021, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 303 properties located in 9 states and the District of Columbia consisting of 78,107 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	286	74,468
Master-Leased Property – Consolidated	1	162
Partially Owned Properties – Consolidated	16	3,477
	303	78,107

COVID-19 Pandemic

The Company continues to monitor the effects of and take various actions in response to the novel coronavirus (“COVID-19”) pandemic and its accompanying variants.  Its duration, severity and the extent of the adverse health impact on the general population, our residents and employees, the rate of vaccine distribution and effectiveness of vaccinations, the overall reopening progress in the cities in which we operate and the potential long-term changes in customer preferences for living in our communities, are among the many unknowns that have had and could continue to have a significant future impact on the Company.  These, among other items, have impacted the economy, the unemployment rate and our operations and could materially affect our future consolidated results of operations, financial condition, liquidity, investments and overall performance.  There have been no material changes to the overall COVID-19 disclosures that were discussed in the notes to the consolidated financial statements of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the six months ended June 30, 2021 and 2020:
	2021	2020
Common Shares
Common Shares outstanding at January 1,	372,302,000	371,670,884
Common Shares Issued:
Conversion of OP Units	1,084,023	97,363
Exercise of share options	833,669	217,935
Employee Share Purchase Plan (ESPP)	47,761	44,110
Restricted share grants, net	87,377	178,720
Common Shares outstanding at June 30,	374,354,830	372,209,012
Units
Units outstanding at January 1,	13,858,073	13,731,315
Restricted unit grants, net	155,638	245,999
Conversion of OP Units to Common Shares	(1,084,023)	(97,363)
Units outstanding at June 30,	12,929,688	13,879,951
Total Common Shares and Units outstanding at June 30,	387,284,518	386,088,963
Units Ownership Interest in Operating Partnership	3.3%	3.6%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the six months ended June 30, 2021 and 2020:

	2021	2020
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	386,160,073	385,402,199
Issued to General Partner:
Exercise of EQR share options	833,669	217,935
EQR’s Employee Share Purchase Plan (ESPP)	47,761	44,110
EQR’s restricted share grants, net	87,377	178,720
Issued to Limited Partners:
Restricted unit grants, net	155,638	245,999
General and Limited Partner Units outstanding at June 30,	387,284,518	386,088,963
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,858,073	13,731,315
Limited Partner restricted unit grants, net	155,638	245,999
Conversion of Limited Partner OP Units to EQR Common Shares	(1,084,023)	(97,363)
Limited Partner Units outstanding at June 30,	12,929,688	13,879,951
Limited Partner Units Ownership Interest in Operating Partnership	3.3%	3.6%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at June 30, 2021 and December 31, 2020.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total.  Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above.  As of June 30, 2021 and 2020, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $440.1 million and $336.7 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the six months ended June 30, 2021 and 2020, respectively (amounts in thousands):
	2021	2020
Balance at January 1,	$338,951	$463,400
Change in market value	101,966	(128,753)
Change in carrying value	(794)	2,048
Balance at June 30,	$440,123	$336,695

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of June 30, 2021 and December 31, 2020:

			Amounts in thousands
		Annual
	Call	Dividend Per	June 30,	December 31,
	Date (1)	Share/Unit (2)	2021	2020
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of June 30, 2021 and December 31, 2020	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280
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

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008, and no repurchases of any kind have occurred since February 2014.  As of June 30, 2021, EQR has remaining authorization to repurchase up to 13.0 million of its shares.
4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Land	$5,780,705	$5,785,367
Depreciable property:
Buildings and improvements	18,637,974	18,464,484
Furniture, fixtures and equipment	2,031,407	1,970,033
In-Place lease intangibles	492,603	486,137
Projects under development:
Land	10,424	23,531
Construction-in-progress	361,819	387,603
Land held for development:
Land	46,160	46,160
Construction-in-progress	44,286	40,010
Investment in real estate	27,405,378	27,203,325
Accumulated depreciation	(8,164,287)	(7,859,657)
Investment in real estate, net	$19,241,091	$19,343,668

During the six months ended June 30, 2021, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	3	813	$280,200
Total	3	813	$280,200

(1)	Purchase price includes an allocation of approximately $30.8 million to land and $250.6 million to depreciable property (inclusive of capitalized closing costs).

During the six months ended June 30, 2021, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	5	795	$409,500
Total	5	795	$409,500

The Company recognized a net gain on sales of real estate properties of approximately $223.7 million on the above sales.
5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any agreements to acquire rental properties or land parcels as of the date of filing.

The Company has entered into separate agreements to dispose of the following (sales price and net book value in thousands):

	Properties	Apartment Units	Sales Price	Net Book Value at June 30, 2021
Rental Properties - Consolidated	2	454	$275,000	$98,033
Total	2	454	$275,000	$98,033

The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above.  See Note 14 for discussion of the properties acquired or disposed of, if any, subsequent to June 30, 2021.
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

The Company has various equity interests in certain joint ventures owning 16 properties containing 3,477 apartment units.  The Company has determined that these joint ventures are VIEs and the Company is the VIEs’ primary beneficiary.  As a result, the joint ventures are required to be consolidated on the Company’s financial statements.

The Company also has a separate consolidated joint venture which leases a land parcel that will be developed into a multifamily rental property.  This joint venture has been deemed to be a VIE and is consolidated due to the Company being the primary beneficiary.

The consolidated assets and liabilities related to the VIEs discussed above were approximately $778.6 million and $242.0 million, respectively, at June 30, 2021 and approximately $784.1 million and $224.0 million, respectively, at December 31, 2020.

Investments in Unconsolidated Entities

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of June 30, 2021 and December 31, 2020 (amounts in thousands except for ownership percentage):

	June 30, 2021	December 31, 2020	Ownership Percentage
Investments in Unconsolidated Entities:
Operating Property (VIE) (1)	$37,204	$38,288	33.3%
Real Estate Technology (2)	16,609	14,866	Varies
Other	(449)	(372)	Varies
Investments in Unconsolidated Entities	$53,364	$52,782

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

(2)	Represents unconsolidated investments in five separate real estate technology funds/companies.

7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Mortgage escrow deposits:
Replacement reserves	$10,497	$9,877
Mortgage principal reserves/sinking funds	16,580	14,168
Mortgage escrow deposits	27,077	24,045
Restricted cash:
Tax-deferred (1031) exchange proceeds	285,147	—
Earnest money on pending acquisitions	6,250	—
Restricted deposits on real estate investments	296	307
Resident security and utility deposits	32,405	31,412
Other	1,834	1,373
Restricted cash	325,932	33,092
Restricted deposits	$353,009	$57,137

8.	Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases will continue to be accounted for as operating leases under the lease standard.

For the six months ended June 30, 2021, approximately 97% of the Company’s total lease revenue is generated from residential apartment leases that are generally twelve months or less in length.  The residential apartment leases may include lease income related to such items as utility recoveries, parking, storage and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

For the six months ended June 30, 2021, approximately 3% of the Company’s total lease revenue is generated by non-residential leases that are generally for terms ranging between five to ten years.  The non-residential leases generally consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents.  The non-residential leases may include lease income related to such items as utility recoveries, parking rent and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Non-residential leases are renewable with market-based renewal options.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the six months ended June 30, 2021 and 2020 (amounts in thousands):

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$1,078,304	$31,237	$1,109,541	$1,207,106	$30,221	$1,237,327
Utility recoveries (RUBS income) (1)	36,533	330	36,863	35,232	375	35,607
Parking rent	19,890	362	20,252	19,460	223	19,683
Other lease revenue (2)	(18,970)	1,138	(17,832)	(6,273)	(1,231)	(7,504)
Total lease revenue	$1,115,757	$33,067	1,148,824	$1,255,525	$29,588	1,285,113
Parking revenue			11,572			11,312
Other revenue			35,265			39,412
Total other rental income (3)			46,837			50,724
Rental income			$1,195,661			$1,335,837

(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)	Other lease revenue consists of the revenue adjustment related to bad debt and other miscellaneous lease revenue.
(3)	Other rental income is accounted for under the revenue recognition standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the quarters ended June 30, 2021 and 2020 (amounts in thousands):

	Quarter Ended June 30, 2021			Quarter Ended June 30, 2020
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$538,649	$15,398	$554,047	$594,626	$12,127	$606,753
Utility recoveries (RUBS income) (1)	18,579	152	18,731	17,814	147	17,961
Parking rent	10,156	95	10,251	9,627	126	9,753
Other lease revenue (2)	(8,708)	529	(8,179)	(6,060)	(951)	(7,011)
Total lease revenue	$558,676	$16,174	574,850	$616,007	$11,449	627,456
Parking revenue			6,139			4,529
Other revenue			17,070			21,547
Total other rental income (3)			23,209			26,076
Rental income			$598,059			$653,532

(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)	Other lease revenue consists of the revenue adjustment related to bad debt and other miscellaneous lease revenue.
(3)	Other rental income is accounted for under the revenue recognition standard.

The economic impact of the pandemic on a subset of our residents and tenants has led to elevated levels of bad debt.  We continue to work with our residents and tenants on payment plans and collections and our bad debt allowance policies remain consistent.

The following table presents residential and non-residential accounts receivable and straight-line receivable balances for the Company’s properties as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	Residential			Non-Residential
Balance Sheet (Other assets):	June 30, 2021		December 31, 2020	June 30, 2021	December 31, 2020
Resident/tenant accounts receivable balances	$43,415		$30,856	$6,122	$7,598
Allowance for doubtful accounts	(39,014)		(24,021)	(5,232)	(6,527)
Net receivable balances	$4,401	(1)	$6,835	$890	$1,071

Straight-line receivable balances	$20,487		$19,992	$12,801	$13,413

(1)	The Company held residential security deposits approximating 48.7% of the net receivable balance at June 30, 2021.

The following table presents residential bad debt for the Company’s properties for the six months and quarters ended June 30, 2021 and 2020 (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
Income Statement (Rental income):	2021	2020	2021	2020
Bad debt, net	$25,772	$13,348	$12,079	$9,564
% of rental income	2.2%	1.0%	2.1%	1.5%

9.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  Weighted average interest rates noted below for the six months ended June 30, 2021 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the six months ended June 30, 2021 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2020	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of June 30, 2021
Fixed Rate Debt:
Secured – Conventional	$1,901,091	$28,500	(2)	$(28,200)	$(3,713)	$758	$354	$1,898,790
Floating Rate Debt:
Secured – Conventional	31,494	19,259		—	—	—	120	50,873
Secured – Tax Exempt	361,305	—		(31,680)	—	616	347	330,588
Floating Rate Debt	392,799	19,259		(31,680)	—	616	467	381,461
Total	$2,293,890	$47,759		$(59,880)	$(3,713)	$1,374	$821	$2,280,251

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)	Obtained 3.58% fixed rate mortgage debt maturing on March 1, 2031.

The following table summarizes certain interest rate and maturity date information as of and for the six months ended June 30, 2021:

June 30, 2021
Interest Rate Ranges	0.03% - 4.21%
Weighted Average Interest Rate	3.17%
Maturity Date Ranges	2022-2061

As of June 30, 2021, the Company had $250.0 million of secured debt (primarily tax-exempt bonds) subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the six months ended June 30, 2021 (amounts in thousands):

	Notes, net as of December 31, 2020	Proceeds	Lump sum payoffs	Realized/unrealized (gain) loss on derivative instruments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of June 30, 2021
Fixed Rate Debt:
Unsecured – Public	$5,335,536	$—	$—	$—	$1,219	$1,916	$5,338,671

(1)	Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the six months ended June 30, 2021:

June 30, 2021
Interest Rate Ranges	2.50% - 7.57%
Weighted Average Interest Rate	3.75%
Maturity Date Ranges	2023-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for the six months ended June 30, 2021.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing November 1, 2024.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.775%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.  The Company did not borrow any amounts under its revolving credit facility during the six months ended June 30, 2021.

The Company has an unsecured commercial paper note program in which it may borrow up to a maximum of $1.0 billion subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  The notes bear interest at various floating rates with a weighted average interest rate of 0.29% for the six months ended June 30, 2021 and a weighted average maturity of 46 days as of June 30, 2021.  The weighted average amount outstanding for the six months ended June 30, 2021 was approximately $585.1 million.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of June 30, 2021 (amounts in thousands):

June 30, 2021
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(632,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(100,699)
Unsecured revolving credit facility availability	$1,767,301

Other

The following table summarizes the Company’s total debt extinguishment costs recorded as additional interest expense during the six months ended June 30, 2021 (amounts in thousands):

June 30, 2021
Write-offs of unamortized deferred financing costs	$264

10.	Fair Value Measurements

The valuation of financial instruments requires the Company to make estimates and judgments that affect the fair value of the instruments.  The Company, where possible, bases the fair values of its financial instruments on listed market prices and third-party quotes.  Where these are not available, the Company bases its estimates on current instruments with similar terms and maturities or on other factors relevant to the financial instruments.

In the normal course of business, the Company is exposed to the effect of interest rate changes.  The Company may seek to manage these risks by following established risk management policies and procedures including the use of derivatives to hedge interest rate risk on debt instruments.  The Company may also use derivatives to manage commodity prices in the daily operations of the business.

During the six months ended June 30, 2021, the Company purchased and sold investment securities and recognized a net gain on sale of $23.4 million, which is included in interest and other income in the consolidated statements of operations.  The Company did not own any of these investment securities at June 30, 2021.

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at June 30, 2021 and December 31, 2020, respectively (amounts in thousands):

	June 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$2,280,251	$2,308,025	$2,293,890	$2,313,263
Unsecured debt, net	5,970,441	6,688,195	5,750,366	6,686,612
Total debt, net	$8,250,692	$8,996,220	$8,044,256	$8,999,875

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at June 30, 2021 and December 31, 2020, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	6/30/2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$162,179	$162,179	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$162,179	$162,179	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$440,123	$—	$440,123	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$160,293	$160,293	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$160,293	$160,293	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$338,951	$—	$338,951	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2021 and 2020, respectively (amounts in thousands):

	Effective Portion
June 30, 2021 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(4,637)
Total	$—		$(4,637)

	Effective Portion
June 30, 2020 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(1,190)	Interest expense	$(11,398)
Total	$(1,190)		$(11,398)

As of June 30, 2021 and December 31, 2020, there were approximately $39.0 million and $43.7 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments, of which an estimated $10.4 million may be recognized as additional interest expense during the twelve months ending June 30, 2022.
11.	Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2021	2020	2021	2020
Numerator for net income per share – basic:
Net income	$388,404	$604,152	$328,040	$271,481
Allocation to Noncontrolling Interests – Operating Partnership	(13,056)	(21,248)	(10,913)	(9,713)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,423)	(13,410)	(741)	(880)
Preferred distributions	(1,545)	(1,545)	(772)	(772)
Numerator for net income per share – basic	$372,380	$567,949	$315,614	$260,116
Numerator for net income per share – diluted:
Net income	$388,404	$604,152	$328,040	$271,481
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,423)	(13,410)	(741)	(880)
Preferred distributions	(1,545)	(1,545)	(772)	(772)
Numerator for net income per share – diluted	$385,436	$589,197	$326,527	$269,829
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	373,050	371,689	373,812	371,795
Effect of dilutive securities:
OP Units	12,544	13,013	12,044	13,023
Long-term compensation shares/units	1,773	1,570	1,964	1,095
Denominator for net income per share – diluted	387,367	386,272	387,820	385,913
Net income per share – basic	$1.00	$1.53	$0.84	$0.70
Net income per share – diluted	$1.00	$1.53	$0.84	$0.70

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2021	2020	2021	2020
Numerator for net income per Unit – basic and diluted:
Net income	$388,404	$604,152	$328,040	$271,481
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,423)	(13,410)	(741)	(880)
Allocation to Preference Units	(1,545)	(1,545)	(772)	(772)
Numerator for net income per Unit – basic and diluted	$385,436	$589,197	$326,527	$269,829
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	385,594	384,702	385,856	384,818
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,773	1,570	1,964	1,095
Denominator for net income per Unit – diluted	387,367	386,272	387,820	385,913
Net income per Unit – basic	$1.00	$1.53	$0.84	$0.70
Net income per Unit – diluted	$1.00	$1.53	$0.84	$0.70

12.	Commitments and Contingencies

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

As of June 30, 2021, the Company has two wholly owned projects totaling 624 apartment units in various stages of development with remaining commitments to fund of approximately $60.5 million and estimated completion dates ranging through December 31, 2021, as well as one completed partially owned development project that is in lease-up.

As of June 30, 2021, the Company has two consolidated joint venture agreements with third-party partners for the development of multifamily rental properties, one of which was substantially completed during the quarter ended June 30, 2021.  The joint venture agreements with each partner include a buy-sell provision that provides the right, but not the obligation, for the Company to acquire each respective partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for additional discussion.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  While the Company does maintain a non-residential presence, it accounts for approximately 3.8% of total revenues for the six months ended June 30, 2021 and is designed as an amenity for our residential residents.  The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis.  The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2021 and 2020, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the six months and quarters ended June 30, 2021 and 2020, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2021	2020	2021	2020
Rental income	$1,195,661	$1,335,837	$598,059	$653,532
Property and maintenance expense	(224,800)	(220,268)	(107,746)	(104,452)
Real estate taxes and insurance expense	(200,871)	(192,770)	(97,401)	(95,038)
Total operating expenses	(425,671)	(413,038)	(205,147)	(199,490)
Net operating income	$769,990	$922,799	$392,912	$454,042

The following tables present NOI for each segment from our rental real estate for the six months and quarters ended June 30, 2021 and 2020, respectively, as well as total assets and capital expenditures at June 30, 2021 (amounts in thousands):

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$226,592	$74,889	$151,703	$241,570	$73,626	$167,944
Orange County	52,510	12,458	40,052	53,013	12,083	40,930
San Diego	37,928	9,185	28,743	37,365	9,033	28,332
Subtotal - Southern California	317,030	96,532	220,498	331,948	94,742	237,206

San Francisco	209,617	65,034	144,583	246,209	62,389	183,820
Washington D.C.	198,147	64,973	133,174	207,958	62,819	145,139
New York	196,304	102,288	94,016	226,532	98,230	128,302
Seattle	120,831	38,720	82,111	133,338	37,070	96,268
Boston	113,714	37,719	75,995	123,673	35,275	88,398
Denver	18,920	5,674	13,246	19,074	5,427	13,647
Total same store	1,174,563	410,940	763,623	1,288,732	395,952	892,780

Non-same store/other (2) (3)
Non-same store	10,499	3,506	6,993	7,374	1,611	5,763
Other (3)	10,599	11,225	(626)	39,731	15,475	24,256
Total non-same store/other	21,098	14,731	6,367	47,105	17,086	30,019

Totals	$1,195,661	$425,671	$769,990	$1,335,837	$413,038	$922,799

(1)

For the six months ended June 30, 2021 and 2020, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2020, less properties subsequently sold, which represented 76,335 apartment units.

(2)	For the six months ended June 30, 2021 and 2020, non-same store primarily includes properties acquired after January 1, 2020, plus any properties in lease-up and not stabilized as of January 1, 2020.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended June 30, 2021			Quarter Ended June 30, 2020
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$113,639	$36,769	$76,870	$118,686	$35,841	$82,845
Orange County	26,669	6,122	20,547	26,318	5,910	20,408
San Diego	19,188	4,545	14,643	18,587	4,447	14,140
Subtotal - Southern California	159,496	47,436	112,060	163,591	46,198	117,393

San Francisco	104,285	31,759	72,526	121,106	30,593	90,513
Washington D.C.	99,030	31,651	67,379	103,241	30,717	72,524
New York	98,271	49,834	48,437	110,230	47,908	62,322
Seattle	60,574	19,372	41,202	66,096	18,778	47,318
Boston	57,777	18,512	39,265	60,711	17,087	43,624
Denver	9,575	2,643	6,932	9,418	2,639	6,779
Total same store	589,008	201,207	387,801	634,393	193,920	440,473

Non-same store/other (2) (3)
Non-same store	4,589	1,755	2,834	2,190	298	1,892
Other (3)	4,462	2,185	2,277	16,949	5,272	11,677
Total non-same store/other	9,051	3,940	5,111	19,139	5,570	13,569

Totals	$598,059	$205,147	$392,912	$653,532	$199,490	$454,042

(1)

For the quarters ended June 30, 2021 and 2020, same store primarily includes all properties acquired or completed that were stabilized prior to April 1, 2020, less properties subsequently sold, which represented 76,556 apartment units.

(2)	For the quarters ended June 30, 2021 and 2020, non-same store primarily includes properties acquired after April 1, 2020, plus any properties in lease-up and not stabilized as of April 1, 2020.

(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Six Months Ended June 30, 2021
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$3,052,015	$8,232
Orange County	380,069	2,372
San Diego	237,670	1,427
Subtotal - Southern California	3,669,754	12,031

San Francisco	3,442,539	10,443
Washington D.C.	3,291,944	13,108
New York	3,951,560	13,956
Seattle	1,987,663	6,723
Boston	1,726,284	9,067
Denver	502,062	615
Total same store	18,571,806	65,943

Non-same store/other (2) (3)
Non-same store	663,201	288
Other (3)	1,229,339	212
Total non-same store/other	1,892,540	500

Totals	$20,464,346	$66,443

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2020, less properties subsequently sold, which represented 76,335 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2020, plus any properties in lease-up and not stabilized as of January 1, 2020.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
14.	Subsequent Events

Subsequent to June 30, 2021, the Company:

•	Acquired four properties consisting of 1,081 apartment units for $365.5 million;
•	Sold two properties consisting of 395 apartment units for $215.3 million; and
•	Contributed $3.3 million for one unconsolidated land parcel acquisition as part of the formation of a joint venture with a third-party.

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

In addition, these forward-looking statements are subject to risks related to the COVID-19 pandemic and its accompanying variants, many of which are unknown, including the duration, severity and the extent of the adverse health impact on the general population, our residents and employees, the rate of vaccine distribution and effectiveness of vaccinations, the overall reopening progress in the cities in which we operate, the potential long-term changes in customer preferences for living in our communities and the impact of operational changes we have implemented and may implement in response to the pandemic.

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

EQR is the general partner of, and as of June 30, 2021 owned an approximate 96.7% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates regional property management offices in most of its markets.

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

Business Objectives and Operating and Investing Strategies

The Company’s and the Operating Partnership’s overall business objectives and operating and investing strategies have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.  As more fully discussed in the Company’s and the Operating Partnership’s Annual Report on Form 10-K, it continues to be the Company’s intention over time, through varying degrees of both acquisitions and new wholly-owned and joint venture development projects, to further diversify its portfolio into select new expansion markets that share similar characteristics as its current established markets and to optimize the mix of the Company’s properties located in urban vs. dense suburban submarkets within its markets.

COVID-19 Impact

The Company's and the Operating Partnership's overall impact from the COVID-19 pandemic has not changed materially from the information included in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2020.  As more fully discussed in the Company's and the Operating Partnership's Annual Report on Form 10-K, despite the impact of COVID-19, we continue to believe that the long-term prospects for our business remain strong.  See the Results of Operations discussion below for additional information on how the ongoing recovery from the COVID-19 pandemic is currently impacting our markets and operations.

Results of Operations

2021 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the six months ended June 30, 2021:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2020	304	77,889
Acquisitions:
Consolidated Rental Properties	2	533	$185,000	3.9%
Consolidated Rental Properties – Not Stabilized (1)	1	280	$95,200	4.1%
			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(5)	(795)	$(409,500)	(3.7)%
Completed Developments – Consolidated	1	200
6/30/2021	303	78,107

(1)

The Company acquired one property in the Denver market in the second quarter of 2021 that is in lease-up and is expected to stabilize in its second year of ownership at the Acquisition Cap Rate listed above.

The consolidated properties acquired were located in the Denver, Washington D.C. and Atlanta markets. The Atlanta acquisition marked the Company’s re-entry into the Atlanta market.  The consolidated properties disposed of were located in the New York, Los Angeles and Seattle markets and the sales generated an Unlevered IRR of 8.8%.  The consolidated property development completion was located in the San Francisco market.  See Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

The Company’s guidance assumes consolidated rental acquisitions of $1.5 billion and consolidated rental dispositions of $1.5 billion and expects that the Acquisition Cap Rate will be approximately equal to the Disposition Yield for the full year ending December 31, 2021.  We currently anticipate spending approximately $260.0 million on development costs during the year ending December 31, 2021, of which approximately $125.2 million was spent during the six months ended June 30, 2021, primarily for properties currently under construction.  Certain of these costs are expected to be funded by joint venture partner obligations and third-party construction mortgages.  Work at all of our development projects continues with no material delays or cost overruns notwithstanding some brief disruptions from governmental construction moratoriums due to COVID-19.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both of the six months ended June 30, 2021 and 2020 (the “Six-Month 2021 Same Store Properties”), which represented 76,335 apartment units, drove the Company’s results of operations.  The Six-Month 2021 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the six months ended June 30, 2021:

	Six Months Ended June 30, 2021
	Properties	Apartment Units
Same Store Properties at December 31, 2020	285	73,585
2019 acquisitions stabilized	12	3,323
2021 dispositions	(5)	(795)
Lease-up properties stabilized	1	222
Same Store Properties at June 30, 2021	293	76,335

	Six Months Ended June 30, 2021
	Properties	Apartment Units
Same Store	293	76,335
Non-Same Store:
2021 acquisitions	3	813
2020 acquisitions	1	158
2019 acquisitions not yet stabilized	1	217
Master-Leased properties (1)	1	162
Lease-up properties not yet stabilized (2)	3	421
Other	1	1
Total Non-Same Store	10	1,772
Total Properties and Apartment Units	303	78,107

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Six Months Ended June 30,
	2021	2020
Operating income	$512,404	$778,974
Adjustments:
Property management	50,585	51,317
General and administrative	30,061	26,353
Depreciation	400,635	418,398
Net (gain) loss on sales of real estate properties	(223,695)	(352,243)
Total NOI	$769,990	$922,799
Rental income:
Same store	$1,174,563	$1,288,732
Non-same store/other	21,098	47,105
Total rental income	1,195,661	1,335,837
Operating expenses:
Same store	410,940	395,952
Non-same store/other	14,731	17,086
Total operating expenses	425,671	413,038
NOI:
Same store	763,623	892,780
Non-same store/other	6,367	30,019
Total NOI	$769,990	$922,799

The following table provides comparative total same store results and statistics for the Six-Month 2021 Same Store Properties:

June YTD 2021 vs. June YTD 2020

Same Store Results/Statistics Including 76,335 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

June YTD 2021								June YTD 2020
	Residential	% Change	Non- Residential		% Change	Total	% Change		Residential	Non- Residential	Total
Revenues	$1,131,724	(9.5%)	$42,839	(1)	13.3%	$1,174,563	(8.9%)	Revenues	$1,250,911	$37,821	$1,288,732
Expenses	$398,834	3.6%	$12,106		10.2%	$410,940	3.8%	Expenses	$384,969	$10,983	$395,952
NOI	$732,890	(15.4%)	$30,733		14.5%	$763,623	(14.5%)	NOI	$865,942	$26,838	$892,780

Average Rental Rate	$2,588	(9.4%)						Average Rental Rate	$2,857
Physical Occupancy	95.5%	(0.1%)						Physical Occupancy	95.6%
Turnover	21.3%	(0.3%)						Turnover	21.6%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

(1)	Changes in same store Non-Residential revenues are primarily driven by lower bad debt and higher parking income.

The following table provides results and statistics related to our Residential same store operations for the six months ended June 30, 2021 and 2020:

June YTD 2021 vs. June YTD 2020

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	June YTD 2021 % of Actual NOI	June YTD 2021 Average Rental Rate	June YTD 2021 Weighted Average Physical Occupancy %	June YTD 2021 Turnover	Revenues	Expenses	NOI	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	16,193	20.4%	$2,402	96.1%	20.7%	(6.5%)	1.8%	(10.2%)	(7.3%)	0.7%	(2.4%)
Orange County	4,028	5.5%	2,230	97.4%	16.1%	(1.0%)	3.1%	(2.2%)	(1.8%)	0.8%	(2.7%)
San Diego	2,706	3.9%	2,392	97.7%	20.5%	1.5%	1.7%	1.5%	0.5%	1.0%	(1.2%)
Subtotal – Southern California	22,927	29.8%	2,370	96.5%	19.9%	(4.7%)	1.9%	(7.4%)	(5.5%)	0.8%	(2.3%)

San Francisco	12,707	19.4%	2,864	94.6%	22.8%	(15.1%)	4.3%	(21.6%)	(14.0%)	(1.2%)	1.4%
Washington D.C.	14,569	17.8%	2,320	96.1%	21.6%	(5.1%)	3.5%	(8.9%)	(5.5%)	0.3%	1.7%
New York	9,343	11.2%	3,453	93.2%	18.4%	(15.1%)	4.0%	(30.4%)	(13.2%)	(2.1%)	(0.6%)
Seattle	8,819	10.5%	2,244	95.7%	24.7%	(10.3%)	4.4%	(16.0%)	(9.8%)	(0.5%)	1.8%
Boston	6,346	9.5%	2,839	95.6%	20.6%	(9.7%)	5.0%	(15.5%)	(10.7%)	0.9%	(2.1%)
Denver	1,624	1.8%	2,000	96.6%	27.5%	(0.6%)	5.3%	(3.0%)	(2.5%)	1.8%	(4.0%)

Total	76,335	100.0%	$2,588	95.5%	21.3%	(9.5%)	3.6%	(15.4%)	(9.4%)	(0.1%)	(0.3%)

Note: The above table reflects Residential same store results only.  Residential operations account for approximately 96.2% of total revenues for the six months ended June 30, 2021.

The following table includes select operating metrics for Residential Same Store Properties:

	Q1 2021	Q2 2021	July 2021 (1)
Physical Occupancy (2)	95.6%	96.3%	96.4%
Percentage of Residents Renewing by quarter/month	52.9%	53.2%	55.0%

New Lease Change	(17.7%)	(5.3%)	6.3%
Renewal Rate Achieved	(5.2%)	0.2%	3.6%
Blended Rate	(12.2%)	(2.7%)	4.8%

(1)	July 2021 results are preliminary.
(2)	Physical Occupancy is as of month-end March for Q1 2021, month-end June for Q2 2021 and as of July 22nd for July 2021.

The following table provides guidance for our expected full year 2021 same store operating performance (includes Residential and Non-Residential):

	Revised Full Year 2021	Previous Full Year 2021
Physical Occupancy	95.3% to 96.3%	95.0% to 96.0%
Revenue change	(5.0%) to (4.0%)	(8.0%) to (6.0%)
Expense change	2.75% to 3.25%	3.0% to 4.0%
NOI change	(8.5%) to (7.5%)	(13.0%) to (11.0%)

Despite the significant impact from the pandemic on our business reflected in the results for the six months ended June 30, 2021, the pace of the recovery across our portfolio continues to exceed our expectations.  The accelerating economy and reopening of cities is driving our operations to recover rapidly with robust demand for our apartments in all our markets, leading to high Physical Occupancy, increased pricing power and a significant reduction in Leasing Concessions.  Key operating drivers for this recovery include:

•

Demand and Physical Occupancy – Strong demand is driving both improved Physical Occupancy in all of our markets and a return of pricing power.  Across most of our markets, Physical Occupancy has recovered and stabilized at or above pre-pandemic levels and is currently at 96.4% as of July 22, 2021.

•

Renewal Rates, Percentage of Residents Renewing and Pricing – Portfolio-wide Renewal Rate Achieved turned positive in the second quarter of 2021.  The Percentage of Residents Renewing steadily improved since the end of the third quarter of 2020 and has now stabilized at approximately 55%, which is in line with historical averages but still below elevated 2019 and early 2020 levels.  There has also been significant improvement in pricing (net of Leasing Concessions) since the end of the fourth quarter of 2020.  Portfolio-wide pricing now exceeds pre-pandemic levels.  We continue to test price sensitivity in every market by raising rents and reducing both the value and quantity of Leasing Concessions being granted.

•

Leasing Concessions – Monthly Leasing Concessions granted continue to decline significantly.  Leasing Concessions granted in June and July (preliminary) 2021 are $2.0 million and $1.5 million, respectively, which are down from their peak of $6.1 million per month in February 2021.  At the end of the first quarter of 2021, about 20% of applications were receiving on average four weeks in Leasing Concessions.  As of July 2021, less than 3% of our applications received on average just over two weeks with further declines expected.

The following table provides Physical Occupancy by geographic market for the Six-Month 2021 Same Store Properties as of the dates listed:

Markets/Metro Areas	As of March 31, 2021	As of June 30, 2021	As of July 22, 2021
Boston	95.5%	95.3%	95.7%
New York	93.9%	96.3%	96.5%
Washington D.C.	95.9%	96.2%	96.3%
Seattle	95.5%	95.8%	96.0%
San Francisco	95.0%	95.4%	95.2%
Los Angeles	96.1%	96.9%	97.4%
Orange County	97.6%	98.4%	97.9%
San Diego	97.7%	97.9%	97.9%
Denver	96.5%	97.0%	96.7%
Total	95.6%	96.3%	96.4%

In summary, the positive trends and favorable forward operating indicators described have positioned our portfolio well, driving the revision upward to our same store revenue and NOI guidance for the full year 2021.  See below for specific discussion on operating performance by geographic market:

•

Boston – Boston has performed strongly during the second quarter and into July 2021.  Physical Occupancy is currently below expectations but improvement is expected in the third quarter of 2021.  Pricing continues to improve and is now above pre-pandemic March 2020 levels.

•

New York – New York experienced a surge of demand at the beginning of the leasing season with nine consecutive weeks of record application volume.  The use of Leasing Concessions in this market has declined significantly with only 3% of July 2021 applications receiving a concession at an average of two weeks compared to about 40% of applications in May 2021 receiving an average concession of six weeks.  Physical Occupancy and pricing continue to improve into July 2021 with pricing crossing over pre-pandemic peaks from July 2019.

•

Washington, D.C. – Washington, D.C. has shown relatively steady performance with good momentum through the second quarter and into July 2021.  Physical Occupancy has been relatively stable and pricing has continued to improve.

•

Seattle – This market continues to improve with more clarity from large employers regarding the return to office.  Physical Occupancy is stable while pricing has demonstrated strength in the second quarter of 2021 and is now above peak 2019 levels.

•

San Francisco – San Francisco’s pace of recovery is steady and better than originally anticipated but still lags the recovery in other markets likely due to more uncertainty around the return to office from large technology employers and a delayed re-opening of the city.  Leasing Concession use continues to decline with about 5% of July 2021 applications receiving an average concession of less than two weeks, down from 15% in May 2021 receiving an average concession of four weeks.  Physical Occupancy is stable and pricing continues to recover but remains below pre-pandemic levels.

•

Los Angeles – Los Angeles has been one of the best performing markets in our portfolio during the pandemic.  This market has shown resilience and signs of strengthening as Physical Occupancy and pricing have been relatively stable throughout the pandemic.  Leasing Concession use is limited and primarily at urban assets.  Bad debt in this market remains the most elevated in our portfolio and we continue to work with our residents to apply for federally sponsored rental assistance.

•

Orange County and San Diego – Both markets, which are largely suburban, continue to stand out in terms of performance, providing additional pricing opportunities.  Physical Occupancy and pricing are performing well above pre-pandemic levels.

•

Denver – While still a relatively small market for the Company, this portfolio continues to deliver solid performance.  Both Physical Occupancy and pricing showed strong growth during the second quarter and into July 2021.  Demand remains strong across the market.

Despite strong rent collections throughout the pandemic, the financial impact from a small subset of our residents and Non-Residential tenants not paying has led to higher levels of bad debt than we have historically experienced.  We continue to work with our residents, including assisting them in applying for federally sponsored rental assistance, and Non-Residential tenants on meeting their financial obligations and our bad debt allowance policies remain consistent with those in place before the pandemic.  During the second quarter of 2021, we received our first payments from federally sponsored rental assistance and expect this activity to increase over the remainder of the year.  However, we still expect our reserves and bad debt expense to remain elevated in 2021.  See Note 8 in the Notes to Consolidated Financial Statements for additional discussion of leases at June 30, 2021.

The following table provides comparative same store operating expenses for the Six-Month 2021 Same Store Properties:

June YTD 2021 vs. June YTD 2020

Total Same Store Operating Expenses Including 76,335 Same Store Apartment Units

$ in thousands

	June YTD 2021	June YTD 2020	$ Change (5)	% Change	% of June YTD 2021 Operating Expenses
Real estate taxes	$178,082	$174,980	$3,102	1.8%	43.3%
On-site payroll (1)	82,689	83,137	(448)	(0.5)%	20.1%
Utilities (2)	56,575	51,786	4,789	9.2%	13.8%
Repairs and maintenance (3)	51,107	45,472	5,635	12.4%	12.4%
Insurance	13,758	12,510	1,248	10.0%	3.4%
Leasing and advertising	5,522	4,453	1,069	24.0%	1.3%
Other on-site operating expenses (4)	23,207	23,614	(407)	(1.7)%	5.7%
Total Same Store Operating Expenses (includes Residential and Non-Residential)	$410,940	$395,952	$14,988	3.8%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
(3)

Repairs and maintenance – Includes general maintenance costs, apartment unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair and maintenance costs.

(4)	Other on-site operating expenses – Includes ground lease costs and administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
(5)	The year-to-date over year-to-date changes were primarily driven by the following factors:
•	Real estate taxes – Increase is lower than prior expectations due to lower rates and assessed values.
•

On-site payroll – Improved sales and service staff utilization from various technology initiatives, lower than expected employee benefit-related costs and higher than usual staffing vacancies during the current period.

•	Utilities – Increase driven by rate increases and higher usage of water, sewer, trash, electric and gas.

•

Repairs and maintenance – Increase was driven by low comparable period expense due to the pandemic along with greater snowfall on the East Coast and higher turnover expense from accelerated leasing in 2021.

•	Insurance – Increase due to higher premiums on property insurance renewal due to challenging conditions in the insurance market.
•

Leasing and advertising – Increase due primarily to low comparable period expense due to the pandemic, increased digital advertising and selective use of outside broker fees of approximately $0.4 million for the six months ended June 30, 2021, primarily in the New York market.

•	Other on-site operating expenses – Decrease primarily driven by lower ground lease costs due to a lease modification at one property.

The Company now anticipates same store NOI to decline for the full year 2021 by approximately 8.5% to 7.5% (previously was anticipated to decline by approximately 13.0% to 11.0%) primarily driven by the expected improvement in same store revenues discussed above.  We now anticipate same store expenses to increase between 2.75% to 3.25% (previously was anticipated to increase between 3.0% to 4.0%) for 2021 as compared to 2020, primarily driven by lower real estate taxes and on-site payroll.  Given the continued uncertainty resulting from the COVID-19 pandemic, we anticipate the possibility of greater variability around the midpoint, up or down, within these ranges than we would typically experience.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the six months ended June 30, 2021 decreased approximately $23.7 million compared to the same period of 2020.  These results consist primarily of properties acquired in calendar years 2020 and 2021, operations from the Company’s development properties and operations prior to disposition from 2020 and 2021 sold properties.  This difference is due primarily to:

•	A negative impact of lower NOI from development and newly stabilized development properties in lease-up of $0.5 million;
•	A positive impact of higher NOI from non-stabilized properties acquired in 2019, 2020 and 2021 of $1.9 million;
•	A negative impact of lower NOI from other non-same store properties (including one master-leased property) of $0.2 million; and
•	A negative impact of lost NOI from 2020 and 2021 dispositions of $21.5 million.

Comparison of the six months and quarter ended June 30, 2021 to the six months and quarter ended June 30, 2020

The following table presents a reconciliation of diluted earnings per share/unit for the six months and quarter ended June 30, 2021 as compared to the same periods in 2020:

	Six Months Ended June 30	Quarter Ended June 30
Diluted earnings per share/unit for period ended 2020	$1.53	$0.70
Property NOI	(0.38)	(0.16)
Interest expense	0.08	0.04
Non-operating asset gains/losses	0.06	0.06
Net gain/loss on property sales	(0.30)	0.21
Other	0.01	(0.01)
Diluted earnings per share/unit for period ended 2021	$1.00	$0.84

The decrease in consolidated NOI is primarily a result of the Company’s lower NOI from same store properties, largely due to the economic impact from the COVID-19 pandemic.  The following table presents the changes in the components of consolidated NOI for the six months and quarter ended June 30, 2021 as compared to the same periods in 2020:

	Six Months Ended June 30, 2021	Quarter Ended June 30, 2021
Consolidated rental income	(10.5%)	(8.5%)
Consolidated operating expenses (1)	3.1%	2.8%
Consolidated NOI	(16.6%)	(13.5%)

(1)	Consolidated operating expenses are comprised of property and maintenance and real estate taxes and insurance.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies.  These expenses decreased approximately $0.7 million or 1.4% for the six months ended June 30, 2021 as compared to the prior year period.  This decrease is primarily attributable to decreases in payroll-related costs, travel costs, legal and professional fees and temporary help/contractors, partially offset by increases in information technology related costs specifically for various operating initiatives such as sales-focused improvements and service enhancements.  These expenses increased approximately $0.8 million or 3.6% for the quarter ended June 30, 2021 as compared to the prior year period, primarily due to increases in payroll-related costs, legal and professional fees and information technology related costs specifically for various operating initiatives such as sales-focused improvements and service enhancements.  The Company anticipates that property management expenses will approximate $96.5 million to $98.5 million for the year ending December 31, 2021.

General and administrative expenses, which include corporate operating expenses, increased approximately $3.7 million or 14.1% and approximately $2.8 million or 24.0% for the six months and quarter ended June 30, 2021, respectively, as compared to the prior year periods, primarily due to increases in payroll-related costs, partially offset by decreases in office rent as a result of the consolidation of space at the Company’s corporate headquarters.  The Company anticipates that general and administrative expenses will approximate $55.0 million to $57.0 million for the year ending December 31, 2021.

Depreciation expense, which includes depreciation on non-real estate assets, decreased approximately $17.8 million or 4.2% and approximately $5.3 million or 2.6% for the six months and quarter ended June 30, 2021, respectively, as compared to the prior year periods. These decreases are primarily due to in-place leases for 2019 acquisitions being fully depreciated as of December 31, 2020 and the Company being a net seller during 2020, which resulted in lower depreciation in the current period, offset by additional depreciation expense on properties acquired in 2020 and 2021 and a development property placed in service during 2021.

Net gain on sales of real estate properties decreased approximately $128.5 million or 36.5% for the six months ended June 30, 2021 as compared to the prior year period, primarily as a result of the sale of five consolidated apartment properties for a lower gain in 2021 as compared to the sale of five consolidated apartment properties in the same period in 2020.  Net gain on sales of real estate properties increased $79.5 million or 55.1% for the quarter ended June 30, 2021 as compared to the prior year period, primarily as a result of a higher sales volume with the sale of five consolidated apartment properties in the second quarter of 2021 as compared to the sale of two consolidated apartment properties in the same period in 2020.

Interest and other income increased approximately $20.8 million and approximately $22.6 million for the six months and quarter ended June 30, 2021, respectively, as compared to the prior year periods.  These increases are primarily due to a gain of $23.4 million on the sale of various investment securities that occurred during 2021 but not during 2020, partially offset by decreases in insurance/litigation settlement proceeds received during 2020 that did not occur in 2021.

Other expenses increased approximately $3.2 million or 76.3% and approximately $1.6 million or 97.3% for the six months and quarter ended June 30, 2021, respectively, as compared to the prior year periods, primarily due to a $2.2 million construction defect reserve and other various litigation and environmental settlements, partially offset by a decrease in advocacy contributions.

Interest expense, including amortization of deferred financing costs, decreased approximately $33.0 million or 19.2% and approximately $14.9 million or 17.8% for the six months and quarter ended June 30, 2021, respectively, as compared to the prior year periods.  These decreases are primarily due to lower overall debt balances outstanding as compared to the prior year periods, as well as lower overall interest rates.  The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the six months ended June 30, 2021 was 3.54% as compared to 3.95% for the prior year period, and for the quarter ended June 30, 2021 was 3.48% as compared to 3.96% for the prior year period.  The Company capitalized interest of approximately $8.2 million and $4.1 million during the six months ended June 30, 2021 and 2020, respectively, and $4.4 million and $2.3 million during the quarters ended June 30, 2021 and 2020, respectively.  The Company anticipates that interest expense, excluding debt extinguishment costs/prepayment penalties, will approximate $270.0 million to $276.5 million and capitalized interest will approximate $16.5 million to $17.5 million for the year ending December 31, 2021.

Net (income) loss attributable to Noncontrolling Interests in partially owned properties increased approximately $12.0 million or 89.4% for the six months ended June 30, 2021, as compared to the prior year period, primarily as a result of noncontrolling interest allocations related to the sale of one partially owned apartment property in the first quarter of 2020 as compared to no sales in the same period in 2021.

Liquidity and Capital Resources

With approximately $1.8 billion in readily available liquidity, limited near-term maturities, very strong credit metrics and ample access to capital markets at low rates, the Company believes it is well positioned to meet its future obligations.  See further discussion below.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$39,492	$42,591
Restricted deposits	$353,009	$57,137
Unsecured revolving credit facility availability	$1,767,301	$1,984,051

During the six months ended June 30, 2021, the Company generated proceeds from various transactions, which included the following:

•	Disposed of five consolidated rental properties, receiving net proceeds of approximately $406.9 million;
•	Obtained $28.5 million in 3.58% fixed rate mortgage debt maturing on March 1, 2031;
•

Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $42.3 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis); and

•	Sold various investment securities, receiving net proceeds of $191.4 million.

During the six months ended June 30, 2021, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire three consolidated rental properties for approximately $281.4 million in cash;
•	Invest $125.2 million primarily in development projects;
•	Repay $63.6 million of mortgage loans (inclusive of scheduled principal repayments); and
•	Purchase $166.9 million of various investment securities and other investments.

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

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of July 23, 2021 (amounts in thousands):

July 23, 2021
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(882,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(100,442)
Unsecured revolving credit facility availability	$1,517,558

Dividend Policy

The Company determines its dividends/distributions based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for the first and second quarters of 2021 of $0.6025 per share/unit in each quarter, consistent with the amount paid in 2020.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in July 2021 amounted to $233.0 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended June 30, 2021.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions.  The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high.  The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $27.4 billion in investment in real estate on the Company’s balance sheet at June 30, 2021, $23.4 billion or 85.6% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of June 30, 2021 are as follows:

Debt Summary as of June 30, 2021

($ in thousands)

				Weighted
			Weighted	Average
	Debt		Average	Maturities
	Balances	% of Total	Rates	(years)
Secured	$2,280,251	27.6%	3.17%	5.9
Unsecured	5,970,441	72.4%	3.41%	9.4
Total	$8,250,692	100.0%	3.34%	8.4
Fixed Rate Debt:
Secured – Conventional	$1,898,790	23.0%	3.68%	4.4
Unsecured – Public	5,338,671	64.7%	3.75%	10.5
Fixed Rate Debt	7,237,461	87.7%	3.73%	8.9
Floating Rate Debt:
Secured – Conventional	50,873	0.6%	2.36%	1.0
Secured – Tax Exempt	330,588	4.0%	0.46%	15.1
Unsecured – Revolving Credit Facility	—	—	—	3.3
Unsecured – Commercial Paper Program	631,770	7.7%	0.29%	—
Floating Rate Debt	1,013,231	12.3%	0.44%	5.2
Total	$8,250,692	100.0%	3.34%	8.4

Debt Maturity Schedule as of June 30, 2021

($ in thousands)

Year	Fixed Rate	Floating Rate		Total	% of Total	Weighted Average Coupons on Fixed Rate Debt	Weighted Average Coupons on Total Debt
2021	$3,752	$632,000	(1)	$635,752	7.6%	3.27%	0.29%
2022	264,185	51,113		315,298	3.8%	3.25%	3.09%
2023	1,325,588	3,500		1,329,088	16.0%	3.74%	3.73%
2024	—	6,100		6,100	0.1%	N/A	0.05%
2025	450,000	8,200		458,200	5.5%	3.38%	3.32%
2026	592,025	9,000		601,025	7.2%	3.58%	3.53%
2027	400,000	9,800		409,800	4.9%	3.25%	3.17%
2028	900,000	10,700		910,700	10.9%	3.79%	3.74%
2029	888,120	11,500		899,620	10.8%	3.30%	3.26%
2030	1,095,000	12,600		1,107,600	13.3%	2.55%	2.52%
2031+	1,379,350	275,535		1,654,885	19.9%	4.37%	3.66%
Subtotal	7,298,020	1,030,048		8,328,068	100.0%	3.55%	3.15%
Deferred Financing Costs and Unamortized (Discount)	(60,559)	(16,817)		(77,376)	N/A	N/A	N/A
Total	$7,237,461	$1,013,231		$8,250,692	100.0%	3.55%	3.15%

(1)	Represents principal outstanding on the Company’s commercial paper program.

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of debt at June 30, 2021.

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings, as well as EQR’s long-term preferred equity ratings, have been reaffirmed during the COVID-19 pandemic by all three rating agencies listed below and all continue to maintain a stable outlook.  As of July 23, 2021, the ratings are as follows:

	Standard & Poor’s	Moody’s	Fitch
ERPOP’s long-term senior debt rating	A-	A3	A
ERPOP’s short-term commercial paper rating	A-2	P-2	F-1
EQR’s long-term preferred equity rating	BBB	Baa1	BBB+

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to June 30, 2021.

Debt Covenants

The Company’s unsecured debt includes certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  These provisions are contained in the indentures applicable to each note payable or the credit agreement for our line of credit.  The Company was in compliance with its unsecured debt covenants for all periods presented. The following table presents the Company’s selected unsecured public debt covenants as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
Debt to Adjusted Total Assets (not to exceed 60%)	30.7%	30.5%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	9.3%	9.6%
Consolidated Income Available for Debt Service to Maximum Annual Service Charges (must be at least 1.5 to 1)	5.10	5.42
Total Unencumbered Assets to Unsecured Debt (must be at least 125%)	442.1%	458.3%

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

For the six months ended June 30, 2021, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Six Months Ended June 30, 2021

	Same Store Properties (4)	Non-Same Store Properties/Other (5)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units	76,335	1,772	78,107

Building Improvements (1)	$38,991	$148	$39,139	$511
Renovation Expenditures (2)	11,880	—	11,880	156
Replacements (3)	15,072	352	15,424	197
Total Capital Expenditures to Real Estate	$65,943	$500	$66,443	$864

(1)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(2)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 549 same store apartment units approximated $21,639 per apartment unit renovated.

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

The Company has no derivative instruments outstanding at June 30, 2021.  See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of the impact of derivative instruments during the periods ended June 30, 2021 and 2020.

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

•

Weighted Average Coupons – Contractual interest rate for each debt instrument weighted by principal balances as of June 30, 2021. In case of debt for which fair value hedges are in place, the rate payable under the corresponding derivatives is used in lieu of the contractual interest rate.

•

Weighted Average Rates – Interest expense for each debt instrument for the six months ended June 30, 2021 weighted by its average principal balance for the same period. Interest expense includes amortization of premiums, discounts and other comprehensive income on debt and related derivative instruments. In case of debt for which derivatives are in place, the income or expense recognized under the corresponding derivatives is included in the total interest expense for the period.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2021 and 2020:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2021	2020	2021	2020
Net income	$388,404	$604,152	$328,040	$271,481
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,423)	(13,410)	(741)	(880)
Preferred/preference distributions	(1,545)	(1,545)	(772)	(772)
Net income available to Common Shares and Units / Units	385,436	589,197	326,527	269,829
Adjustments:
Depreciation	400,635	418,398	200,673	205,976
Depreciation – Non-real estate additions	(2,176)	(2,307)	(1,076)	(1,020)
Depreciation – Partially Owned Properties	(1,682)	(1,686)	(854)	(830)
Depreciation – Unconsolidated Properties	1,233	1,224	616	611
Net (gain) loss on sales of unconsolidated entities - operating assets	(4)	—	—	—
Net (gain) loss on sales of real estate properties	(223,695)	(352,243)	(223,738)	(144,266)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	—	11,655	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	559,747	664,238	302,148	330,300
Adjustments:
Impairment – non-operating assets	—	—	—	—
Write-off of pursuit costs	2,647	3,278	1,316	1,651
Debt extinguishment and preferred share redemption (gains) losses	264	32	—	32
Non-operating asset (gains) losses	(23,308)	670	(24,162)	229
Other miscellaneous items	3,341	(2,310)	1,099	(1,392)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$542,691	$665,908	$280,401	$330,820

FFO (1) (3)	$561,292	$665,783	$302,920	$331,072
Preferred/preference distributions	(1,545)	(1,545)	(772)	(772)
FFO available to Common Shares and Units / Units (1) (3) (4)	$559,747	$664,238	$302,148	$330,300

Normalized FFO (2) (3)	$544,236	$667,453	$281,173	$331,592
Preferred/preference distributions	(1,545)	(1,545)	(772)	(772)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$542,691	$665,908	$280,401	$330,820

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s and the Operating Partnership’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.  See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of fair value measurements.

Item 4.  Controls and Procedures

Equity Residential

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2021, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2021, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2021, EQR issued 1,084,023 Common Shares in exchange for 1,084,023 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

EQUITY RESIDENTIAL

Date:	July 30, 2021	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2021	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	July 30, 2021	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2021	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)