Form 10-Q
period 2021-09-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2021-10-29
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 22, 2021 was 375,016,222.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2021 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of September 30, 2021 owned an approximate 96.7% ownership interest in, ERPOP.  The remaining 3.3% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business.  The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Land	$5,779,686	$5,785,367
Depreciable property	21,840,344	20,920,654
Projects under development	163,659	411,134
Land held for development	82,026	86,170
Investment in real estate	27,865,715	27,203,325
Accumulated depreciation	(8,260,846)	(7,859,657)
Investment in real estate, net	19,604,869	19,343,668
Investments in unconsolidated entities	79,429	52,782
Cash and cash equivalents	39,707	42,591
Restricted deposits	187,042	57,137
Right-of-use assets	477,693	499,287
Other assets	274,275	291,426
Total assets	$20,663,015	$20,286,891

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$2,281,165	$2,293,890
Notes, net	5,833,483	5,335,536
Line of credit and commercial paper	30,000	414,830
Accounts payable and accrued expenses	166,522	107,366
Accrued interest payable	56,777	65,896
Lease liabilities	313,361	329,130
Other liabilities	350,201	345,064
Security deposits	64,617	60,480
Distributions payable	233,306	232,262
Total liabilities	9,329,432	9,184,454

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	459,933	338,951
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of September 30, 2021 and December 31, 2020	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 375,002,588 shares issued and outstanding as of September 30, 2021 and 372,302,000 shares issued and outstanding as of December 31, 2020	3,750	3,723
Paid in capital	9,131,078	9,128,599
Retained earnings	1,527,115	1,399,715
Accumulated other comprehensive income (loss)	(36,666)	(43,666)
Total shareholders’ equity	10,662,557	10,525,651
Noncontrolling Interests:
Operating Partnership	208,955	233,162
Partially Owned Properties	2,138	4,673
Total Noncontrolling Interests	211,093	237,835
Total equity	10,873,650	10,763,486
Total liabilities and equity	$20,663,015	$20,286,891

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2021	2020	2021	2020
REVENUES
Rental income	$1,818,867	$1,958,270	$623,206	$622,433

EXPENSES
Property and maintenance	341,261	333,333	116,461	113,065
Real estate taxes and insurance	297,780	288,043	96,909	95,273
Property management	74,357	71,513	23,772	20,196
General and administrative	43,102	37,212	13,041	10,859
Depreciation	616,032	619,003	215,397	200,605
Total expenses	1,372,532	1,349,104	465,580	439,998

Net gain (loss) on sales of real estate properties	587,623	352,218	363,928	(25)

Operating income	1,033,958	961,384	521,554	182,410

Interest and other income	25,293	4,006	973	535
Other expenses	(10,908)	(8,324)	(3,456)	(4,097)
Interest:
Expense incurred, net	(202,733)	(248,349)	(68,251)	(80,874)
Amortization of deferred financing costs	(6,172)	(6,253)	(2,048)	(2,101)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	839,438	702,464	448,772	95,873
Income and other tax (expense) benefit	(679)	(502)	(284)	(262)
Income (loss) from investments in unconsolidated entities	(3,028)	(2,445)	(1,156)	(246)
Net gain (loss) on sales of land parcels	5	—	—	—
Net income	835,736	699,517	447,332	95,365
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(27,903)	(24,624)	(14,847)	(3,376)
Partially Owned Properties	(1,957)	(14,113)	(534)	(703)
Net income attributable to controlling interests	805,876	660,780	431,951	91,286
Preferred distributions	(2,318)	(2,318)	(773)	(773)
Net income available to Common Shares	$803,558	$658,462	$431,178	$90,513

Earnings per share – basic:
Net income available to Common Shares	$2.15	$1.77	$1.15	$0.24
Weighted average Common Shares outstanding	373,474	371,749	374,308	371,869

Earnings per share – diluted:
Net income available to Common Shares	$2.14	$1.77	$1.15	$0.24
Weighted average Common Shares outstanding	387,642	385,973	388,374	385,652

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2021	2020	2021	2020
Comprehensive income:
Net income	$835,736	$699,517	$447,332	$95,365
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(1,190)	—	—
Losses reclassified into earnings from other comprehensive income	7,000	17,275	2,363	5,877
Other comprehensive income (loss)	7,000	16,085	2,363	5,877
Comprehensive income	842,736	715,602	449,695	101,242
Comprehensive (income) attributable to Noncontrolling Interests	(30,100)	(39,316)	(15,459)	(4,290)
Comprehensive income attributable to controlling interests	$812,636	$676,286	$434,236	$96,952

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$835,736	$699,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	616,032	619,003
Amortization of deferred financing costs	6,172	6,253
Amortization of above/below market lease intangibles	(154)	(53)
Amortization of discounts and premiums on debt	3,934	3,834
Amortization of deferred settlements on derivative instruments	6,991	17,266
Amortization of right-of-use assets	10,286	8,785
Write-off of pursuit costs	3,557	4,864
(Income) loss from investments in unconsolidated entities	3,028	2,445
Distributions from unconsolidated entities – return on capital	—	100
Net (gain) loss on sales of real estate properties	(587,623)	(352,218)
Net (gain) loss on sales of land parcels	(5)	—
Realized/unrealized (gain) loss on derivative instruments	—	50
Realized (gain) loss on sale of investment securities	(23,432)	—
Compensation paid with Company Common Shares	21,919	18,275
Other operating activities, net	—	1,805
Changes in assets and liabilities:
(Increase) decrease in other assets	16,269	(30,197)
Increase (decrease) in accounts payable and accrued expenses	69,170	54,418
Increase (decrease) in accrued interest payable	(9,119)	(1,183)
Increase (decrease) in lease liabilities	(4,112)	(1,650)
Increase (decrease) in other liabilities	5,427	(8,381)
Increase (decrease) in security deposits	4,137	(8,609)
Net cash provided by operating activities	978,213	1,034,324
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,022,275)	(48,898)
Investment in real estate – development/other	(172,850)	(157,778)
Capital expenditures to real estate	(107,706)	(92,123)
Non-real estate capital additions	(1,251)	(19,290)
Interest capitalized for real estate and unconsolidated entities under development	(12,365)	(6,880)
Proceeds from disposition of real estate, net	1,014,328	747,600
Investments in unconsolidated entities	(31,081)	(6,664)
Distributions from unconsolidated entities – return of capital	4	1,000
Purchase of investment securities and other investments	(167,791)	(509)
Proceeds from sale of investment securities	191,398	—
Net cash provided by (used for) investing activities	(309,589)	416,458

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,447)	$(2,923)
Mortgage notes payable, net:
Proceeds	51,298	505,375
Lump sum payoffs	(59,880)	(127,767)
Scheduled principal repayments	(5,570)	(5,821)
Notes, net:
Proceeds	497,470	—
Line of credit and commercial paper:
Line of credit proceeds	—	1,870,000
Line of credit repayments	—	(1,890,000)
Commercial paper proceeds	4,305,170	6,726,167
Commercial paper repayments	(4,690,000)	(7,724,000)
Proceeds from (payments on) settlement of derivative instruments	—	(1,240)
Finance ground lease principal payments	(349)	—
Proceeds from Employee Share Purchase Plan (ESPP)	3,455	3,556
Proceeds from exercise of options	68,807	11,426
Payment of offering costs	(267)	—
Other financing activities, net	(31)	(31)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	417
Contributions – Noncontrolling Interests – Operating Partnership	—	12
Distributions:
Common Shares	(674,531)	(659,668)
Preferred Shares	(2,318)	(2,318)
Noncontrolling Interests – Operating Partnership	(23,949)	(24,440)
Noncontrolling Interests – Partially Owned Properties	(4,461)	(11,312)
Net cash provided by (used for) financing activities	(541,603)	(1,332,567)
Net increase (decrease) in cash and cash equivalents and restricted deposits	127,021	118,215
Cash and cash equivalents and restricted deposits, beginning of period	99,728	116,999
Cash and cash equivalents and restricted deposits, end of period	$226,749	$235,214

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$39,707	$178,333
Restricted deposits	187,042	56,881
Total cash and cash equivalents and restricted deposits, end of period	$226,749	$235,214

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$199,799	$223,703
Net cash paid (received) for income and other taxes	$1,040	$(1,092)
Amortization of deferred financing costs:
Investment in real estate, net	$(227)	$(180)
Other assets	$1,754	$1,755
Mortgage notes payable, net	$1,702	$1,337
Notes, net	$2,943	$3,341
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,069	$1,791
Notes, net	$1,865	$2,043
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(9)
Accumulated other comprehensive income	$7,000	$17,275
Write-off of pursuit costs:
Investment in real estate, net	$3,000	$4,621
Other assets	$533	$219
Accounts payable and accrued expenses	$24	$24
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$2,062	$1,474
Other liabilities	$966	$971
Realized/unrealized (gain) loss on derivative instruments:
Other liabilities	$—	$1,240
Accumulated other comprehensive income	$—	$(1,190)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(12,260)	$(6,880)
Investments in unconsolidated entities	$(105)	$—
Investments in unconsolidated entities:
Investment in real estate, net	$967	$—
Investments in unconsolidated entities	$(30,038)	$(5,164)
Other liabilities	$(2,010)	$(1,500)
Debt financing costs:
Other assets	$228	$(231)
Mortgage notes payable, net	$(2,344)	$(2,692)
Notes, net	$(4,331)	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$11,308	$—
Lease liabilities	$(11,308)	$—
Non-cash share distribution from unconsolidated entities:
Investments in unconsolidated entities	$1,430	$—
Other assets	$(1,430)	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2021	2020	2021	2020
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,723	$3,717	$3,744	$3,722
Conversion of OP Units into Common Shares	11	1	—	—
Exercise of share options	14	2	6	—
Employee Share Purchase Plan (ESPP)	1	—	—	—
Share-based employee compensation expense:
Restricted shares	1	2	—	—
Balance, end of period	$3,750	$3,722	$3,750	$3,722
PAID IN CAPITAL
Balance, beginning of period	$9,128,599	$8,965,577	$9,110,121	$9,118,332
Common Share Issuance:
Conversion of OP Units into Common Shares	68,246	3,912	1,597	57
Exercise of share options	68,793	11,424	29,178	104
Employee Share Purchase Plan (ESPP)	3,454	3,556	788	1,197
Share-based employee compensation expense:
Restricted shares	6,571	9,236	1,758	1,984
Share options	2,541	1,819	565	526
ESPP discount	798	626	165	210
Offering costs	(267)	—	(267)	—
Supplemental Executive Retirement Plan (SERP)	(1,335)	(395)	722	111
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(119,237)	169,825	(17,271)	41,072
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(27,085)	438	3,722	2,425
Balance, end of period	$9,131,078	$9,166,018	$9,131,078	$9,166,018
RETAINED EARNINGS
Balance, beginning of period	$1,399,715	$1,386,495	$1,321,875	$1,505,694
Net income attributable to controlling interests	805,876	660,780	431,951	91,286
Common Share distributions	(676,158)	(673,019)	(225,938)	(224,269)
Preferred Share distributions	(2,318)	(2,318)	(773)	(773)
Balance, end of period	$1,527,115	$1,371,938	$1,527,115	$1,371,938
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(43,666)	$(77,563)	$(39,029)	$(67,355)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(1,190)	—	—
Losses reclassified into earnings from other comprehensive income	7,000	17,275	2,363	5,877
Balance, end of period	$(36,666)	$(61,478)	$(36,666)	$(61,478)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$1.8075	$1.8075	$0.6025	$0.6025

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2021	2020	2021	2020
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$233,162	$227,837	$205,691	$235,169
Issuance of restricted units to Noncontrolling Interests	—	12	—	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(68,257)	(3,913)	(1,597)	(57)
Equity compensation associated with Noncontrolling Interests	14,173	9,525	3,642	2,499
Net income attributable to Noncontrolling Interests	27,903	24,624	14,847	3,376
Distributions to Noncontrolling Interests	(23,366)	(25,000)	(7,367)	(7,963)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(1,745)	(131)	(2,539)	1,917
Adjustment for Noncontrolling Interests ownership in Operating Partnership	27,085	(438)	(3,722)	(2,425)
Balance, end of period	$208,955	$232,516	$208,955	$232,516
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$4,673	$1,183	$2,365	$4,634
Net income attributable to Noncontrolling Interests	1,957	14,113	534	703
Contributions by Noncontrolling Interests	—	417	—	76
Distributions to Noncontrolling Interests	(4,492)	(11,343)	(761)	(1,043)
Balance, end of period	$2,138	$4,370	$2,138	$4,370

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30,	December 31,
	2021	2020
ASSETS
Land	$5,779,686	$5,785,367
Depreciable property	21,840,344	20,920,654
Projects under development	163,659	411,134
Land held for development	82,026	86,170
Investment in real estate	27,865,715	27,203,325
Accumulated depreciation	(8,260,846)	(7,859,657)
Investment in real estate, net	19,604,869	19,343,668
Investments in unconsolidated entities	79,429	52,782
Cash and cash equivalents	39,707	42,591
Restricted deposits	187,042	57,137
Right-of-use assets	477,693	499,287
Other assets	274,275	291,426
Total assets	$20,663,015	$20,286,891

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$2,281,165	$2,293,890
Notes, net	5,833,483	5,335,536
Line of credit and commercial paper	30,000	414,830
Accounts payable and accrued expenses	166,522	107,366
Accrued interest payable	56,777	65,896
Lease liabilities	313,361	329,130
Other liabilities	350,201	345,064
Security deposits	64,617	60,480
Distributions payable	233,306	232,262
Total liabilities	9,329,432	9,184,454

Commitments and contingencies

Redeemable Limited Partners	459,933	338,951
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,661,943	10,532,037
Limited Partners	208,955	233,162
Accumulated other comprehensive income (loss)	(36,666)	(43,666)
Total partners’ capital	10,871,512	10,758,813
Noncontrolling Interests – Partially Owned Properties	2,138	4,673
Total capital	10,873,650	10,763,486
Total liabilities and capital	$20,663,015	$20,286,891

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2021	2020	2021	2020
REVENUES
Rental income	$1,818,867	$1,958,270	$623,206	$622,433

EXPENSES
Property and maintenance	341,261	333,333	116,461	113,065
Real estate taxes and insurance	297,780	288,043	96,909	95,273
Property management	74,357	71,513	23,772	20,196
General and administrative	43,102	37,212	13,041	10,859
Depreciation	616,032	619,003	215,397	200,605
Total expenses	1,372,532	1,349,104	465,580	439,998

Net gain (loss) on sales of real estate properties	587,623	352,218	363,928	(25)

Operating income	1,033,958	961,384	521,554	182,410

Interest and other income	25,293	4,006	973	535
Other expenses	(10,908)	(8,324)	(3,456)	(4,097)
Interest:
Expense incurred, net	(202,733)	(248,349)	(68,251)	(80,874)
Amortization of deferred financing costs	(6,172)	(6,253)	(2,048)	(2,101)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	839,438	702,464	448,772	95,873
Income and other tax (expense) benefit	(679)	(502)	(284)	(262)
Income (loss) from investments in unconsolidated entities	(3,028)	(2,445)	(1,156)	(246)
Net gain (loss) on sales of land parcels	5	—	—	—
Net income	835,736	699,517	447,332	95,365
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,957)	(14,113)	(534)	(703)
Net income attributable to controlling interests	$833,779	$685,404	$446,798	$94,662
ALLOCATION OF NET INCOME:
Preference Units	$2,318	$2,318	$773	$773

General Partner	$803,558	$658,462	$431,178	$90,513
Limited Partners	27,903	24,624	14,847	3,376
Net income available to Units	$831,461	$683,086	$446,025	$93,889

Earnings per Unit – basic:
Net income available to Units	$2.15	$1.77	$1.15	$0.24
Weighted average Units outstanding	385,841	384,759	386,327	384,871

Earnings per Unit – diluted:
Net income available to Units	$2.14	$1.77	$1.15	$0.24
Weighted average Units outstanding	387,642	385,973	388,374	385,652

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2021	2020	2021	2020
Comprehensive income:
Net income	$835,736	$699,517	$447,332	$95,365
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(1,190)	—	—
Losses reclassified into earnings from other comprehensive income	7,000	17,275	2,363	5,877
Other comprehensive income (loss)	7,000	16,085	2,363	5,877
Comprehensive income	842,736	715,602	449,695	101,242
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,957)	(14,113)	(534)	(703)
Comprehensive income attributable to controlling interests	$840,779	$701,489	$449,161	$100,539

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$835,736	$699,517
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	616,032	619,003
Amortization of deferred financing costs	6,172	6,253
Amortization of above/below market lease intangibles	(154)	(53)
Amortization of discounts and premiums on debt	3,934	3,834
Amortization of deferred settlements on derivative instruments	6,991	17,266
Amortization of right-of-use assets	10,286	8,785
Write-off of pursuit costs	3,557	4,864
(Income) loss from investments in unconsolidated entities	3,028	2,445
Distributions from unconsolidated entities – return on capital	—	100
Net (gain) loss on sales of real estate properties	(587,623)	(352,218)
Net (gain) loss on sales of land parcels	(5)	—
Realized/unrealized (gain) loss on derivative instruments	—	50
Realized (gain) loss on sale of investment securities	(23,432)	—
Compensation paid with Company Common Shares	21,919	18,275
Other operating activities, net	—	1,805
Changes in assets and liabilities:
(Increase) decrease in other assets	16,269	(30,197)
Increase (decrease) in accounts payable and accrued expenses	69,170	54,418
Increase (decrease) in accrued interest payable	(9,119)	(1,183)
Increase (decrease) in lease liabilities	(4,112)	(1,650)
Increase (decrease) in other liabilities	5,427	(8,381)
Increase (decrease) in security deposits	4,137	(8,609)
Net cash provided by operating activities	978,213	1,034,324
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,022,275)	(48,898)
Investment in real estate – development/other	(172,850)	(157,778)
Capital expenditures to real estate	(107,706)	(92,123)
Non-real estate capital additions	(1,251)	(19,290)
Interest capitalized for real estate and unconsolidated entities under development	(12,365)	(6,880)
Proceeds from disposition of real estate, net	1,014,328	747,600
Investments in unconsolidated entities	(31,081)	(6,664)
Distributions from unconsolidated entities – return of capital	4	1,000
Purchase of investment securities and other investments	(167,791)	(509)
Proceeds from sale of investment securities	191,398	—
Net cash provided by (used for) investing activities	(309,589)	416,458

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,447)	$(2,923)
Mortgage notes payable, net:
Proceeds	51,298	505,375
Lump sum payoffs	(59,880)	(127,767)
Scheduled principal repayments	(5,570)	(5,821)
Notes, net:
Proceeds	497,470	—
Line of credit and commercial paper:
Line of credit proceeds	—	1,870,000
Line of credit repayments	—	(1,890,000)
Commercial paper proceeds	4,305,170	6,726,167
Commercial paper repayments	(4,690,000)	(7,724,000)
Proceeds from (payments on) settlement of derivative instruments	—	(1,240)
Finance ground lease principal payments	(349)	—
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	3,455	3,556
Proceeds from exercise of EQR options	68,807	11,426
Payment of offering costs	(267)	—
Other financing activities, net	(31)	(31)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	417
Contributions – Limited Partners	—	12
Distributions:
OP Units – General Partner	(674,531)	(659,668)
Preference Units	(2,318)	(2,318)
OP Units – Limited Partners	(23,949)	(24,440)
Noncontrolling Interests – Partially Owned Properties	(4,461)	(11,312)
Net cash provided by (used for) financing activities	(541,603)	(1,332,567)
Net increase (decrease) in cash and cash equivalents and restricted deposits	127,021	118,215
Cash and cash equivalents and restricted deposits, beginning of period	99,728	116,999
Cash and cash equivalents and restricted deposits, end of period	$226,749	$235,214

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$39,707	$178,333
Restricted deposits	187,042	56,881
Total cash and cash equivalents and restricted deposits, end of period	$226,749	$235,214

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$199,799	$223,703
Net cash paid (received) for income and other taxes	$1,040	$(1,092)
Amortization of deferred financing costs:
Investment in real estate, net	$(227)	$(180)
Other assets	$1,754	$1,755
Mortgage notes payable, net	$1,702	$1,337
Notes, net	$2,943	$3,341
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,069	$1,791
Notes, net	$1,865	$2,043
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(9)
Accumulated other comprehensive income	$7,000	$17,275
Write-off of pursuit costs:
Investment in real estate, net	$3,000	$4,621
Other assets	$533	$219
Accounts payable and accrued expenses	$24	$24
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$2,062	$1,474
Other liabilities	$966	$971
Realized/unrealized (gain) loss on derivative instruments:
Other liabilities	$—	$1,240
Accumulated other comprehensive income	$—	$(1,190)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(12,260)	$(6,880)
Investments in unconsolidated entities	$(105)	$—
Investments in unconsolidated entities:
Investment in real estate, net	$967	$—
Investments in unconsolidated entities	$(30,038)	$(5,164)
Other liabilities	$(2,010)	$(1,500)
Debt financing costs:
Other assets	$228	$(231)
Mortgage notes payable, net	$(2,344)	$(2,692)
Notes, net	$(4,331)	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$11,308	$—
Lease liabilities	$(11,308)	$—
Non-cash share distribution from unconsolidated entities:
Investments in unconsolidated entities	$1,430	$—
Other assets	$(1,430)	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2021	2020	2021	2020
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of period	$10,532,037	$10,355,789	$10,435,740	$10,627,748
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	68,257	3,913	1,597	57
Exercise of EQR share options	68,807	11,426	29,184	104
EQR’s Employee Share Purchase Plan (ESPP)	3,455	3,556	788	1,197
Share-based employee compensation expense:
EQR restricted shares	6,572	9,238	1,758	1,984
EQR share options	2,541	1,819	565	526
EQR ESPP discount	798	626	165	210
Net income available to Units – General Partner	803,558	658,462	431,178	90,513
OP Units – General Partner distributions	(676,158)	(673,019)	(225,938)	(224,269)
Offering costs	(267)	—	(267)	—
Supplemental Executive Retirement Plan (SERP)	(1,335)	(395)	722	111
Change in market value of Redeemable Limited Partners	(119,237)	169,825	(17,271)	41,072
Adjustment for Limited Partners ownership in Operating Partnership	(27,085)	438	3,722	2,425
Balance, end of period	$10,661,943	$10,541,678	$10,661,943	$10,541,678
LIMITED PARTNERS
Balance, beginning of period	$233,162	$227,837	$205,691	$235,169
Issuance of restricted units to Limited Partners	—	12	—	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(68,257)	(3,913)	(1,597)	(57)
Equity compensation associated with Units – Limited Partners	14,173	9,525	3,642	2,499
Net income available to Units – Limited Partners	27,903	24,624	14,847	3,376
Units – Limited Partners distributions	(23,366)	(25,000)	(7,367)	(7,963)
Change in carrying value of Redeemable Limited Partners	(1,745)	(131)	(2,539)	1,917
Adjustment for Limited Partners ownership in Operating Partnership	27,085	(438)	(3,722)	(2,425)
Balance, end of period	$208,955	$232,516	$208,955	$232,516
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(43,666)	$(77,563)	$(39,029)	$(67,355)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(1,190)	—	—
Losses reclassified into earnings from other comprehensive income	7,000	17,275	2,363	5,877
Balance, end of period	$(36,666)	$(61,478)	$(36,666)	$(61,478)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$1.8075	$1.8075	$0.6025	$0.6025

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2021	2020	2021	2020
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$4,673	$1,183	$2,365	$4,634
Net income attributable to Noncontrolling Interests	1,957	14,113	534	703
Contributions by Noncontrolling Interests	—	417	—	76
Distributions to Noncontrolling Interests	(4,492)	(11,343)	(761)	(1,043)
Balance, end of period	$2,138	$4,370	$2,138	$4,370

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

EQR is the general partner of, and as of September 30, 2021 owned an approximate 96.7% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of September 30, 2021, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 307 properties located in 10 states and the District of Columbia consisting of 79,322 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	290	75,548
Partially Owned Properties – Consolidated	17	3,774
	307	79,322

Note: Effective July 31, 2021, the Company took over management of its last remaining third-party master-leased property containing 162 apartment units located in the Washington D.C. market and the property is now included in the Wholly Owned Properties count.

COVID-19 Pandemic

The Company continues to monitor the effects of and take various actions in response to the novel coronavirus (“COVID-19”) pandemic and its accompanying variants.  Its duration, severity and the extent of the adverse health impact on the general population, our residents and employees, the rate of vaccine distribution and effectiveness of vaccinations, the overall reopening progress in the cities in which we operate and the potential long-term changes in customer preferences for living in our communities, are among the many unknowns that have had or could continue to have a significant future impact on the Company.  These, among other items, have impacted the economy, the unemployment rate and our operations and could materially affect our future consolidated results of operations, financial condition, liquidity, investments and overall performance.  There have been no material changes to the overall COVID-19 disclosures that were discussed in the notes to the consolidated financial statements of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Recently Adopted Accounting Pronouncements

In August 2021, the FASB issued an amendment to the presentation of financial statements standard which aligns the financial statements and disclosure requirements with those of the final rules released by the SEC in May 2020.  The amendment changes the significance tests that determine what disclosures about significant business acquisitions are required, the periods the financial statements must cover and the pro forma financial information that must be included in certain reports.  The amendment was effective for the Company upon issuance on August 9, 2021.  The Company has not yet acquired businesses that exceed the threshold as defined by the standard, therefore, the amendment did not have a material effect on its consolidated results of operations and financial position.

In March 2020, the FASB issued an amendment to the reference rate reform standard which provides the option for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on contract modifications and hedge accounting.  An example of such reform is the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates.  Entities that make this optional expedient election would not have to remeasure the contracts at the modification date or reassess the accounting treatment if certain criteria are met and would continue applying hedge accounting for relationships affected by reference rate reform.  The new standard was effective for the Company upon issuance and elections can be made through December 31, 2022.  The Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the nine months ended September 30, 2021 and 2020:

	2021	2020
Common Shares
Common Shares outstanding at January 1,	372,302,000	371,670,884
Common Shares Issued:
Conversion of OP Units	1,153,963	99,737
Exercise of share options	1,401,755	219,922
Employee Share Purchase Plan (ESPP)	59,297	69,986
Restricted share grants, net	85,573	178,720
Common Shares outstanding at September 30,	375,002,588	372,239,249
Units
Units outstanding at January 1,	13,858,073	13,731,315
Restricted unit grants, net	155,638	247,822
Conversion of OP Units to Common Shares	(1,153,963)	(99,737)
Units outstanding at September 30,	12,859,748	13,879,400
Total Common Shares and Units outstanding at September 30,	387,862,336	386,118,649
Units Ownership Interest in Operating Partnership	3.3%	3.6%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the nine months ended September 30, 2021 and 2020:

	2021	2020
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	386,160,073	385,402,199
Issued to General Partner:
Exercise of EQR share options	1,401,755	219,922
EQR’s Employee Share Purchase Plan (ESPP)	59,297	69,986
EQR’s restricted share grants, net	85,573	178,720
Issued to Limited Partners:
Restricted unit grants, net	155,638	247,822
General and Limited Partner Units outstanding at September 30,	387,862,336	386,118,649
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,858,073	13,731,315
Limited Partner restricted unit grants, net	155,638	247,822
Conversion of Limited Partner OP Units to EQR Common Shares	(1,153,963)	(99,737)
Limited Partner Units outstanding at September 30,	12,859,748	13,879,400
Limited Partner Units Ownership Interest in Operating Partnership	3.3%	3.6%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at September 30, 2021 and December 31, 2020.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total.  Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above.  As of September 30, 2021 and 2020, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $459.9 million and $293.7 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the nine months ended September 30, 2021 and 2020, respectively (amounts in thousands):

	2021	2020
Balance at January 1,	$338,951	$463,400
Change in market value	119,237	(169,825)
Change in carrying value	1,745	131
Balance at September 30,	$459,933	$293,706

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of September 30, 2021 and December 31, 2020:

			Amounts in thousands
		Annual
	Call	Dividend Per	September 30,	December 31,
	Date (1)	Share/Unit (2)	2021	2020
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of September 30, 2021 and December 31, 2020	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280
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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements.  The current program matures in June 2022 and gives EQR the authority to issue up to 13.0 million shares, all of which remain outstanding as of September 30, 2021, pending the settlement of any outstanding forward sale agreements.  As of September 30, 2021, the Company had entered into such forward sale agreements under this program for a total of approximately 1.7 million Common Shares at a weighted average initial forward price per share of $83.25.  These forward sale agreements allow the Company, at its election, to settle the agreements by issuing Common Shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement or, alternatively, to settle the agreements in whole or in part through the delivery or receipt of Common Shares or cash.  Issuances of shares under these forward sale agreements are classified as equity transactions.  Accordingly, no amounts relating to the forward sale agreements are recorded in the consolidated financial statements until settlement occurs.  Prior to any settlements, the only impact to the consolidated financial statements is the potential inclusion of incremental shares, if any, within the calculation of diluted net income per share using the treasury stock method.  The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current overnight federal funds rate and the amount of dividends paid to holders of the Company’s Common Shares over the term of the forward sale agreement.  As of September 30, 2021, no shares under the forward sale agreements have been settled.  These forward sale agreements must be settled by March 2023.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008, and no repurchases of any kind have occurred since February 2014.  As of September 30, 2021, EQR has remaining authorization to repurchase up to 13.0 million of its shares.
4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021	December 31, 2020
Land	$5,779,686	$5,785,367
Depreciable property:
Buildings and improvements	19,211,662	18,464,484
Furniture, fixtures and equipment	2,125,441	1,970,033
In-Place lease intangibles	503,241	486,137
Projects under development:
Land	4,121	23,531
Construction-in-progress	159,538	387,603
Land held for development:
Land	46,160	46,160
Construction-in-progress	35,866	40,010
Investment in real estate	27,865,715	27,203,325
Accumulated depreciation	(8,260,846)	(7,859,657)
Investment in real estate, net	$19,604,869	$19,343,668

During the nine months ended September 30, 2021, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	11	2,921	$1,020,425
Total	11	2,921	$1,020,425

(1)	Purchase price includes an allocation of approximately $134.2 million to land and $888.1 million to depreciable property (inclusive of capitalized closing costs).

During the nine months ended September 30, 2021, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	10	1,842	$1,021,800
Total	10	1,842	$1,021,800

The Company recognized a net gain on sales of real estate properties of approximately $587.6 million on the above sales.
5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any agreements to acquire rental properties or land parcels as of the date of filing.

The Company has entered into separate agreements to dispose of the following (sales price and net book value in thousands):

	Properties	Apartment Units	Sales Price	Net Book Value at September 30, 2021
Rental Properties - Consolidated	2	744	$410,000	$130,762
Total	2	744	$410,000	$130,762

The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above.  See Note 14 for discussion of the properties acquired or disposed of, if any, subsequent to September 30, 2021.
6.	Investments in Partially Owned Entities

The Company has invested in various entities with unrelated third parties which are either consolidated or accounted for under the equity method of accounting (unconsolidated).

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

The Company has various equity interests in certain joint ventures owning 17 properties containing 3,774 apartment units.  The Company has determined that these joint ventures are VIEs and the Company is the VIEs’ primary beneficiary.  As a result, the joint ventures are required to be consolidated on the Company’s financial statements.

The Company also has a separate consolidated joint venture which leases a land parcel that is currently being developed into a multifamily rental property.  This joint venture has been deemed to be a VIE and is consolidated due to the Company being the primary beneficiary.

The consolidated assets and liabilities related to the VIEs discussed above were approximately $839.3 million and $247.9 million, respectively, at September 30, 2021 and approximately $784.1 million and $224.0 million, respectively, at December 31, 2020.

Investments in Unconsolidated Entities

During the nine months ended September 30, 2021, the Company acquired two land parcels through separate unconsolidated joint ventures for the purpose of developing multifamily rental properties for an aggregate gross purchase price of approximately $55.4 million, with the Company’s share approximating $21.8 million.  The Company, as a limited partner in both joint ventures, does not have substantive kick-out or voting rights in the entities.  As a result, the entities qualify as VIEs.  The Company has the obligation to absorb losses and the right to receive benefits from the VIE that could potentially be significant to the VIE, but does not have the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance.  As a result, the Company is not the primary beneficiary and these entities are unconsolidated and recorded using the equity method of accounting.

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of September 30, 2021 and December 31, 2020 (amounts in thousands except for ownership percentage):

	September 30, 2021	December 31, 2020	Ownership Percentage
Investments in Unconsolidated Entities:
Operating Property (VIE) (1)	$36,652	$38,288	33.3%
Projects Under Development (VIE) (2)	24,927	—	Varies
Real Estate Technology (3)	18,127	14,866	Varies
Other	(277)	(372)	Varies
Investments in Unconsolidated Entities	$79,429	$52,782

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

(2)	Represents unconsolidated interests in the two unconsolidated joint ventures noted above.
(3)	Represents unconsolidated investments in six separate real estate technology funds/companies.
7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021	December 31, 2020
Mortgage escrow deposits:
Replacement reserves	$10,830	$9,877
Mortgage principal reserves/sinking funds	17,828	14,168
Mortgage escrow deposits	28,658	24,045
Restricted cash:
Tax-deferred (1031) exchange proceeds	121,799	—
Restricted deposits on real estate investments	292	307
Resident security and utility deposits	34,459	31,412
Other	1,834	1,373
Restricted cash	158,384	33,092
Restricted deposits	$187,042	$57,137

8.	Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases will continue to be accounted for as operating leases under the lease standard.

For the nine months ended September 30, 2021, approximately 97% of the Company’s total lease revenue is generated from residential apartment leases that are generally twelve months or less in length.  The residential apartment leases may include lease income related to such items as utility recoveries, parking, storage and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

For the nine months ended September 30, 2021, approximately 3% of the Company’s total lease revenue is generated by non-residential leases that are generally for terms ranging between five to ten years.  The non-residential leases generally consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents.  The non-residential leases may include lease income related to such items as utility recoveries, parking rent and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Non-residential leases are renewable with market-based renewal options.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the nine months ended September 30, 2021 and 2020 (amounts in thousands):

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$1,629,778	$45,680	$1,675,458	$1,783,298	$36,263	$1,819,561
Utility recoveries (RUBS income) (1)	55,331	519	55,850	52,538	509	53,047
Parking rent	30,403	465	30,868	29,052	324	29,376
Other lease revenue (2)	(19,442)	2,914	(16,528)	(19,000)	(5,530)	(24,530)
Total lease revenue	$1,696,070	$49,578	1,745,648	$1,845,888	$31,566	1,877,454
Parking revenue			18,455			16,648
Other revenue			54,764			64,168
Total other rental income (3)			73,219			80,816
Rental income			$1,818,867			$1,958,270

(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)	Other lease revenue consists of the revenue adjustment related to bad debt and other miscellaneous lease revenue.
(3)	Other rental income is accounted for under the revenue recognition standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the quarters ended September 30, 2021 and 2020 (amounts in thousands):

	Quarter Ended September 30, 2021			Quarter Ended September 30, 2020
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$551,474	$14,443	$565,917	$576,192	$6,042	$582,234
Utility recoveries (RUBS income) (1)	18,798	189	18,987	17,306	134	17,440
Parking rent	10,513	103	10,616	9,592	101	9,693
Other lease revenue (2)	(472)	1,776	1,304	(12,727)	(4,299)	(17,026)
Total lease revenue	$580,313	$16,511	596,824	$590,363	$1,978	592,341
Parking revenue			6,883			5,336
Other revenue			19,499			24,756
Total other rental income (3)			26,382			30,092
Rental income			$623,206			$622,433

(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)	Other lease revenue consists of the revenue adjustment related to bad debt and other miscellaneous lease revenue.
(3)	Other rental income is accounted for under the revenue recognition standard.

The economic impact of the pandemic on a subset of our residents and tenants has led to elevated levels of bad debt, which was reduced, in part, by governmental rental assistance payments paid on their behalf.  We continue to work with our residents and tenants on payment plans and collections and our bad debt allowance policies remain consistent from those existing prior to the pandemic.

The following table presents residential and non-residential accounts receivable and straight-line receivable balances for the Company’s properties as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	Residential			Non-Residential
Balance Sheet (Other assets):	September 30, 2021		December 31, 2020	September 30, 2021	December 31, 2020
Resident/tenant accounts receivable balances	$42,126		$30,856	$4,001	$7,598
Allowance for doubtful accounts	(37,669)		(24,021)	(3,442)	(6,527)
Net receivable balances	$4,457	(1)	$6,835	$559	$1,071

Straight-line receivable balances	$12,650		$19,992	$12,759	$13,413

(1)	The Company held residential security deposits approximating 58.4% of the net receivable balance at September 30, 2021.

The following table presents residential bad debt for the Company’s properties for the nine months and quarters ended September 30, 2021 and 2020 (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
Income Statement (Rental income):	2021	2020	2021	2020
Bad debt, net (1)	$29,751	$29,419	$3,979	$16,071
% of rental income	1.7%	1.5%	0.7%	2.6%

(1)	The nine months and quarter ended September 30, 2021 benefited from additional resident payments due to governmental rental assistance programs.

Due to the impact of COVID-19 and the resulting economic impact on our non-residential tenants, we recognized a non-cash write-off of non-residential straight-line lease receivables of approximately $0.1 million and $12.9 million during the nine months ended September 30, 2021 and 2020, respectively.  In addition, we reduced rental revenues by approximately $5.7 million and $5.6 million during the nine months ended September 30, 2021 and 2020, respectively, due to rent payment deferrals/abatements granted to our non-residential tenants.
9.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  Weighted average interest rates noted below for the nine months ended September 30, 2021 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the nine months ended September 30, 2021 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2020	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of September 30, 2021
Fixed Rate Debt:
Secured – Conventional	$1,901,091	$28,500	(2)	$(28,200)	$(5,570)	$1,140	$689	$1,897,650
Floating Rate Debt:
Secured – Conventional	31,494	22,798		—	—	—	(1,719)	52,573
Secured – Tax Exempt	361,305	—		(31,680)	—	929	388	330,942
Floating Rate Debt	392,799	22,798		(31,680)	—	929	(1,331)	383,515
Total	$2,293,890	$51,298		$(59,880)	$(5,570)	$2,069	$(642)	$2,281,165

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)	Obtained 3.58% fixed rate mortgage debt maturing on March 1, 2031.

The following table summarizes certain interest rate and maturity date information as of and for the nine months ended September 30, 2021:

September 30, 2021
Interest Rate Ranges	0.06% - 4.21%
Weighted Average Interest Rate	3.16%
Maturity Date Ranges	2022-2061

As of September 30, 2021, the Company had $250.0 million of secured debt (primarily tax-exempt bonds) subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the nine months ended September 30, 2021 (amounts in thousands):

	Notes, net as of December 31, 2020	Proceeds		Lump sum payoffs	Realized/unrealized (gain) loss on derivative instruments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of September 30, 2021
Fixed Rate Debt:
Unsecured – Public	$5,335,536	$497,470	(2)	$—	$—	$1,865	$(1,388)	$5,833,483

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)	Issued $500.0 million of ten-year 1.85% unsecured notes, receiving net proceeds before underwriting fees and other expenses.

The following table summarizes certain interest rate and maturity date information as of and for the nine months ended September 30, 2021:

September 30, 2021
Interest Rate Ranges	1.85% - 7.57%
Weighted Average Interest Rate	3.69%
Maturity Date Ranges	2023-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for the nine months ended September 30, 2021.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing November 1, 2024.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.775%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.  The Company did not borrow any amounts under its revolving credit facility during the nine months ended September 30, 2021.

The Company has an unsecured commercial paper note program in which it may borrow up to a maximum of $1.0 billion subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  The notes bear interest at various floating rates with a weighted average interest rate of 0.28% for the nine months ended September 30, 2021 and a weighted average maturity of 1 day as of September 30, 2021.  The weighted average amount outstanding for the nine months ended September 30, 2021 was approximately $556.7 million.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of September 30, 2021 (amounts in thousands):

September 30, 2021
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(30,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(100,442)
Unsecured revolving credit facility availability	$2,369,558

Other

The following table summarizes the Company’s total debt extinguishment costs recorded as additional interest expense during the nine months ended September 30, 2021 (amounts in thousands):

September 30, 2021
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

During the nine months ended September 30, 2021, the Company purchased and sold investment securities and recognized a net gain on sale of $23.4 million, which is included in interest and other income in the consolidated statements of operations.  The Company did not own any of these investment securities at September 30, 2021.

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper,

line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at September 30, 2021 and December 31, 2020, respectively (amounts in thousands):

	September 30, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$2,281,165	$2,303,890	$2,293,890	$2,313,263
Unsecured debt, net	5,863,483	6,534,974	5,750,366	6,686,612
Total debt, net	$8,144,648	$8,838,864	$8,044,256	$8,999,875

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at September 30, 2021 and December 31, 2020, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	9/30/2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$160,914	$160,914	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$160,914	$160,914	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$459,933	$—	$459,933	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$160,293	$160,293	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$160,293	$160,293	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$338,951	$—	$338,951	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2021 and 2020, respectively (amounts in thousands):

September 30, 2021 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(7,000)
Total	$—		$(7,000)

September 30, 2020 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(1,190)	Interest expense	$(17,275)
Total	$(1,190)		$(17,275)

As of September 30, 2021 and December 31, 2020, there were approximately $36.7 million and $43.7 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments, of which an estimated $10.5 million may be recognized as additional interest expense during the twelve months ending September 30, 2022.
11.	Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2021	2020	2021	2020
Numerator for net income per share – basic:
Net income	$835,736	$699,517	$447,332	$95,365
Allocation to Noncontrolling Interests – Operating Partnership	(27,903)	(24,624)	(14,847)	(3,376)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,957)	(14,113)	(534)	(703)
Preferred distributions	(2,318)	(2,318)	(773)	(773)
Numerator for net income per share – basic	$803,558	$658,462	$431,178	$90,513
Numerator for net income per share – diluted:
Net income	$835,736	$699,517	$447,332	$95,365
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,957)	(14,113)	(534)	(703)
Preferred distributions	(2,318)	(2,318)	(773)	(773)
Numerator for net income per share – diluted	$831,461	$683,086	$446,025	$93,889
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	373,474	371,749	374,308	371,869
Effect of dilutive securities:
OP Units	12,367	13,010	12,019	13,002
Long-term compensation shares/units	1,801	1,214	2,047	781
Denominator for net income per share – diluted	387,642	385,973	388,374	385,652
Net income per share – basic	$2.15	$1.77	$1.15	$0.24
Net income per share – diluted	$2.14	$1.77	$1.15	$0.24

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2021	2020	2021	2020
Numerator for net income per Unit – basic and diluted:
Net income	$835,736	$699,517	$447,332	$95,365
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,957)	(14,113)	(534)	(703)
Allocation to Preference Units	(2,318)	(2,318)	(773)	(773)
Numerator for net income per Unit – basic and diluted	$831,461	$683,086	$446,025	$93,889
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	385,841	384,759	386,327	384,871
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,801	1,214	2,047	781
Denominator for net income per Unit – diluted	387,642	385,973	388,374	385,652
Net income per Unit – basic	$2.15	$1.77	$1.15	$0.24
Net income per Unit – diluted	$2.14	$1.77	$1.15	$0.24

12.	Commitments and Contingencies

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

As of September 30, 2021, the Company has two consolidated projects (one wholly owned and one partially owned) and two unconsolidated projects totaling 1,441 apartment units in various stages of development with remaining commitments to fund of approximately $328.8 million (inclusive of applicable construction loans and joint venture partner obligations) and estimated completion dates ranging through June 30, 2024, as well as two consolidated completed development projects (one wholly owned and one partially owned) that are in lease-up.

As of September 30, 2021, the Company has two consolidated joint venture agreements with third-party partners for the development of multifamily rental properties, one of which is currently under construction as noted above and one of which was substantially completed during the quarter ended June 30, 2021.  The Company also has two unconsolidated joint venture agreements with third-party partners for the development of multifamily rental properties, both of which are currently under construction as noted above.  The joint venture agreements with each partner include a buy-sell provision that provides the right, but not the obligation, for the Company to acquire each respective partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for additional discussion.

As of September 30, 2021, the Company entered into a commitment agreement (the “Commitment Agreement”) with Toll Brothers, Inc. (“Toll”) to pursue the joint development of multifamily rental properties. Over the next three years, the Company intends to invest 75% of the equity for each selected project and Toll intends to invest 25%.  It is expected that each project will also be financed with approximately 60% non-recourse construction debt.  The parties have targeted an initial minimum co-investment of approximately $750.0 million in combined equity.  As of September 30, 2021, the Company and Toll had not yet entered into any joint venture agreements under the Commitment Agreement.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  While the Company does maintain a non-residential presence, it accounts for approximately 3.8% of total revenues for the nine months ended September 30, 2021 and is designed as an amenity for our residential residents.  The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis.  The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2021 and 2020, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the nine months and quarters ended September 30, 2021 and 2020, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2021	2020	2021	2020
Rental income	$1,818,867	$1,958,270	$623,206	$622,433
Property and maintenance expense	(341,261)	(333,333)	(116,461)	(113,065)
Real estate taxes and insurance expense	(297,780)	(288,043)	(96,909)	(95,273)
Total operating expenses	(639,041)	(621,376)	(213,370)	(208,338)
Net operating income	$1,179,826	$1,336,894	$409,836	$414,095

The following tables present NOI for each segment from our rental real estate for the nine months and quarters ended September 30, 2021 and 2020, respectively, as well as total assets and capital expenditures at September 30, 2021 (amounts in thousands):

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$337,153	$109,997	$227,156	$346,599	$108,594	$238,005
Orange County	80,773	18,937	61,836	79,241	18,539	60,702
San Diego	58,211	13,920	44,291	56,001	13,684	42,317
Subtotal - Southern California	476,137	142,854	333,283	481,841	140,817	341,024

San Francisco	302,043	93,983	208,060	346,089	90,849	255,240
Washington D.C.	298,165	99,369	198,796	311,119	95,799	215,320
New York	299,320	152,228	147,092	324,866	148,145	176,721
Seattle	181,908	58,616	123,292	195,198	55,845	139,353
Boston	171,871	57,041	114,830	182,502	53,727	128,775
Denver	28,732	8,614	20,118	28,584	8,320	20,264
Total same store	1,758,176	612,705	1,145,471	1,870,199	593,502	1,276,697

Non-same store/other (2) (3)
Non-same store	28,581	10,916	17,665	11,440	2,534	8,906
Other (3)	32,110	15,420	16,690	76,631	25,340	51,291
Total non-same store/other	60,691	26,336	34,355	88,071	27,874	60,197

Totals	$1,818,867	$639,041	$1,179,826	$1,958,270	$621,376	$1,336,894

(1)

For the nine months ended September 30, 2021 and 2020, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2020, less properties subsequently sold, which represented 75,288 apartment units.

(2)

For the nine months ended September 30, 2021 and 2020, non-same store primarily includes properties acquired after January 1, 2020, plus any properties in lease-up and not stabilized as of January 1, 2020.

(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended September 30, 2021			Quarter Ended September 30, 2020
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$117,542	$36,929	$80,613	$112,201	$36,783	$75,418
Orange County	28,264	6,480	21,784	26,229	6,457	19,772
San Diego	20,282	4,735	15,547	18,637	4,652	13,985
Subtotal - Southern California	166,088	48,144	117,944	157,067	47,892	109,175

San Francisco	102,166	31,542	70,624	109,908	30,913	78,995
Washington D.C.	100,019	34,397	65,622	103,160	32,979	70,181
New York	103,015	49,939	53,076	98,333	49,915	48,418
Seattle	61,888	20,117	41,771	62,748	18,972	43,776
Boston	58,864	19,504	39,360	59,527	18,601	40,926
Denver	9,812	2,940	6,872	9,509	2,892	6,617
Total same store	601,852	206,583	395,269	600,252	202,164	398,088

Non-same store/other (2) (3)
Non-same store	16,563	6,777	9,786	2,481	539	1,942
Other (3)	4,791	10	4,781	19,700	5,635	14,065
Total non-same store/other	21,354	6,787	14,567	22,181	6,174	16,007

Totals	$623,206	$213,370	$409,836	$622,433	$208,338	$414,095

(1)

For the quarters ended September 30, 2021 and 2020, same store primarily includes all properties acquired or completed that were stabilized prior to July 1, 2020, less properties subsequently sold, which represented 75,509 apartment units.

(2)	For the quarters ended September 30, 2021 and 2020, non-same store primarily includes properties acquired after July 1, 2020, plus any properties in lease-up and not stabilized as of July 1, 2020.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Nine Months Ended September 30, 2021
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,926,617	$13,959
Orange County	375,365	4,124
San Diego	234,733	2,060
Subtotal - Southern California	3,536,715	20,143

San Francisco	3,264,017	15,853
Washington D.C.	3,270,172	20,392
New York	3,902,715	22,641
Seattle	1,975,574	10,234
Boston	1,710,489	15,766
Denver	496,969	1,101
Total same store	18,156,651	106,130

Non-same store/other (2) (3)
Non-same store	1,484,091	659
Other (3)	1,022,273	917
Total non-same store/other	2,506,364	1,576

Totals	$20,663,015	$107,706

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2020, less properties subsequently sold, which represented 75,288 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2020, plus any properties in lease-up and not stabilized as of January 1, 2020.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
14.	Subsequent Events

Subsequent to September 30, 2021, the Company:

•

Contributed $5.8 million for an unconsolidated land parcel subject to a long-term ground lease and $11.6 million for two unconsolidated land parcel acquisitions in connection with the formation of separate joint ventures with Toll under the Commitment Agreement; and

•	Contributed $1.1 million for an unconsolidated land parcel acquisition as part of the formation of a joint venture with a third-party.

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

EQR is the general partner of, and as of September 30, 2021 owned an approximate 96.7% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

COVID-19 Impact

The overall impact from the COVID-19 pandemic on the Company and the Operating Partnership has not changed materially from the information included in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2020.  As more fully discussed in the Company's and the Operating Partnership's Annual Report on Form 10-K, despite the impact of COVID-19, we continue to believe that the long-term prospects for our business remain strong.  See the Results of Operations discussion below for additional information on how the ongoing recovery from the COVID-19 pandemic is currently impacting our markets and operations.

Results of Operations

2021 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the nine months ended September 30, 2021:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2020	304	77,889
Acquisitions:
Consolidated Rental Properties	8	2,128	$684,725	3.9%
Consolidated Rental Properties – Not Stabilized (1)	3	793	$335,700	4.1%
Unconsolidated Land Parcels (2)	—	—	$55,409
			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(10)	(1,842)	$(1,021,800)	(3.8)%
Completed Developments – Consolidated	2	354
9/30/2021	307	79,322
(1)

The Company acquired three properties during the nine months ended September 30, 2021, one each in the Denver, Atlanta and Seattle markets, that are in lease-up and are expected to stabilize in their second year of ownership at the combined Acquisition Cap Rate listed above.

(2)

The Company entered into separate unconsolidated joint ventures for the purpose of developing vacant land parcels in Denver, CO and suburban New York, NY.  The purchase price listed represents the total consideration for the closing of the respective joint ventures.  The Company’s total investment in these two joint ventures is approximately $24.9 million as of September 30, 2021.  See Notes 6 and 12 in the Notes to Consolidated Financial Statements for additional discussion.

The consolidated properties acquired are located in the Atlanta (3), Austin (2), Boston, Dallas/Ft. Worth (2), Denver, Seattle and Washington D.C. markets. The Atlanta, Austin and Dallas/Ft. Worth acquisitions marked the Company’s re-entry into these markets.  The unconsolidated land parcels acquired were located in the Denver and suburban New York markets.  The consolidated properties disposed of were located in the Los Angeles, New York, San Francisco and Seattle markets and the sales generated an Unlevered IRR of 9.2%.  The consolidated property development completions were located in the San Francisco and Washington D.C. markets.  Finally, the Company commenced construction on one consolidated and two unconsolidated new apartment properties, located in the Denver, New York and Washington D.C. markets, consisting of 971 apartment units totaling approximately $372.7 million of expected development costs.  See Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

The Company’s guidance assumes consolidated rental acquisitions of $1.5 billion and consolidated rental dispositions of $1.5 billion and expects that the Acquisition Cap Rate will be approximately equal to the Disposition Yield for the full year ending December 31, 2021.  We currently anticipate spending approximately $300.0 million on development costs during the year ending December 31, 2021, of which approximately $197.7 million was spent during the nine months ended September 30, 2021, primarily for consolidated and unconsolidated properties currently under construction.  Certain of these costs are expected to be funded by joint venture partner obligations and third-party construction mortgages.  Work at all of our development projects continues with no material delays or cost overruns notwithstanding some brief disruptions from governmental construction moratoriums due to COVID-19.

Toll Brothers Joint Ventures

In August 2021, the Company entered into a strategic partnership with Toll Brothers, Inc. (NYSE: TOL) to develop apartment communities in key markets.  The partnership will focus on selectively acquiring and developing sites for apartment rental communities in seven metro markets where both parties have a significant or growing presence: Atlanta, Austin, Boston, Dallas/Ft. Worth, Denver, Orange County/San Diego and Seattle.  Toll Brothers will act as managing member of each project overseeing approvals, design and construction.  See Notes 12 and 14 in the Notes to Consolidated Financial Statements for additional discussion.

Same Store Results

Properties that the Company owned and were stabilized (see definition below) for all of both of the nine months ended September 30, 2021 and 2020 (the “Nine-Month 2021 Same Store Properties”), which represented 75,288 apartment units, drove the Company’s results of operations.  The Nine-Month 2021 Same Store Properties are discussed in the following paragraphs.

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

The following tables provide a rollforward of the apartment units included in Same Store Properties and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the nine months ended September 30, 2021:

	Nine Months Ended September 30, 2021
	Properties	Apartment Units
Same Store Properties at December 31, 2020	285	73,585
2019 acquisitions stabilized	12	3,323
2021 dispositions	(10)	(1,842)
Lease-up properties stabilized	1	222
Same Store Properties at September 30, 2021	288	75,288

	Nine Months Ended September 30, 2021
	Properties	Apartment Units
Same Store	288	75,288
Non-Same Store:
2021 acquisitions	11	2,921
2020 acquisitions	1	158
2019 acquisitions not yet stabilized	1	217
Lease-up properties not yet stabilized (1)	5	737
Other	1	1
Total Non-Same Store	19	4,034
Total Properties and Apartment Units	307	79,322

Note: Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

(1)

Consists of properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.  Also includes one former third-party master-leased property that was not stabilized.

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Nine Months Ended September 30,
	2021	2020
Operating income	$1,033,958	$961,384
Adjustments:
Property management	74,357	71,513
General and administrative	43,102	37,212
Depreciation	616,032	619,003
Net (gain) loss on sales of real estate properties	(587,623)	(352,218)
Total NOI	$1,179,826	$1,336,894
Rental income:
Same store	$1,758,176	$1,870,199
Non-same store/other	60,691	88,071
Total rental income	1,818,867	1,958,270
Operating expenses:
Same store	612,705	593,502
Non-same store/other	26,336	27,874
Total operating expenses	639,041	621,376
NOI:
Same store	1,145,471	1,276,697
Non-same store/other	34,355	60,197
Total NOI	$1,179,826	$1,336,894

The following table provides comparative total same store results and statistics for the Nine-Month 2021 Same Store Properties:

September YTD 2021 vs. September YTD 2020

Same Store Results/Statistics Including 75,288 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

September YTD 2021								September YTD 2020
	Residential	% Change	Non- Residential		% Change	Total	% Change		Residential	Non- Residential	Total
Revenues	$1,692,955	(7.3%)	$65,221	(1)	48.7%	$1,758,176	(6.0%)	Revenues	$1,826,344	$43,855	$1,870,199
Expenses	$594,688	3.1%	$18,017		8.4%	$612,705	3.2%	Expenses	$576,884	$16,618	$593,502
NOI	$1,098,267	(12.1%)	$47,204		73.3%	$1,145,471	(10.3%)	NOI	$1,249,460	$27,237	$1,276,697

Average Rental Rate	$2,607	(7.8%)						Average Rental Rate	$2,829
Physical Occupancy	95.9%	0.6%						Physical Occupancy	95.3%
Turnover	35.0%	(4.4%)						Turnover	39.4%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

(1)	Changes in same store Non-Residential revenues are primarily driven by the write-off of Non-Residential straight-line lease receivables in the third quarter of 2020 and lower bad debt in 2021.

The following table provides results and statistics related to our Residential same store operations for the nine months ended September 30, 2021 and 2020:

September YTD 2021 vs. September YTD 2020

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	September YTD 2021 % of Actual NOI	September YTD 2021 Average Rental Rate	September YTD 2021 Weighted Average Physical Occupancy %	September YTD 2021 Turnover	Revenues	Expenses	NOI	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	15,739	20.4%	$2,439	96.5%	32.2%	(3.2%)	1.3%	(5.2%)	(4.1%)	0.9%	(6.1%)
Orange County	4,028	5.6%	2,281	97.7%	27.2%	1.9%	2.1%	1.8%	0.9%	1.1%	(7.5%)
San Diego	2,706	4.1%	2,446	97.7%	34.5%	3.9%	1.7%	4.7%	3.0%	0.9%	(3.1%)
Subtotal – Southern California	22,473	30.1%	2,411	96.9%	31.6%	(1.5%)	1.5%	(2.7%)	(2.5%)	1.0%	(5.9%)

San Francisco	12,114	18.6%	2,877	94.8%	37.0%	(13.5%)	3.4%	(19.4%)	(13.0%)	(0.5%)	(3.4%)
Washington D.C.	14,569	17.8%	2,326	96.3%	36.4%	(4.6%)	3.9%	(8.4%)	(5.2%)	0.6%	(1.1%)
New York	9,343	11.7%	3,463	94.4%	30.6%	(11.6%)	2.9%	(23.8%)	(12.1%)	0.5%	(8.8%)
Seattle	8,819	10.5%	2,251	95.8%	39.1%	(8.8%)	4.9%	(14.3%)	(9.0%)	0.2%	(1.3%)
Boston	6,346	9.5%	2,853	95.7%	37.5%	(7.9%)	4.0%	(12.8%)	(9.3%)	1.4%	(5.8%)
Denver	1,624	1.8%	2,031	96.7%	45.9%	1.1%	4.1%	(0.2%)	(0.8%)	1.8%	(8.2%)

Total	75,288	100.0%	$2,607	95.9%	35.0%	(7.3%)	3.1%	(12.1%)	(7.8%)	0.6%	(4.4%)

Note: The above table reflects Residential same store results only.  Residential operations account for approximately 96.2% of total revenues for the nine months ended September 30, 2021.

The following table provides guidance for our expected full year 2021 same store operating performance (includes Residential and Non-Residential):

	Revised Full Year 2021	Previous Full Year 2021
Physical Occupancy	96.0%	95.3% to 96.3%
Revenue change	(3.7%)	(5.0%) to (4.0%)
Expense change	3.25%	2.75% to 3.25%
NOI change	(7.0%)	(8.5%) to (7.5%)

Despite the significant impact from the pandemic on our business, which is reflected in the results for the nine months ended September 30, 2021, the recovery across our portfolio continues ahead of our prior expectations.  Robust economic growth coupled with reopening of cities are driving our operations to recover rapidly with significant demand for our apartments in all our markets.  This has led to high Physical Occupancy, increased pricing power and a material reduction in Leasing Concessions.  Key operating drivers for this performance include:

•

Pricing – There has been significant improvement in pricing (net of Leasing Concessions) since the end of the fourth quarter of 2020, with pricing reaching or exceeding pre-pandemic levels.  Portfolio-wide pricing is now moderating consistent with typical seasonal trends and is in line with our prior expectations.  Monthly Residential Leasing Concessions granted have also declined significantly.  Residential Leasing Concessions granted in July 2021 were $1.5 million, August 2021 were $0.5 million, September 2021 were $0.2 million and preliminary October 2021 is expected to be less than $50,000, which is down from a peak of $6.1 million per month in February 2021.

•	Physical Occupancy – Physical Occupancy was 96.6% for the third quarter of 2021 and is expected to remain strong for the balance of 2021.
•

Percentage of Residents Renewing – Our strategy of focusing on resident renewals continues to deliver strong results.  We centralized renewal negotiations for San Francisco, New York and Boston (the markets most impacted in 2020 from the COVID-19 pandemic) in our offsite call center.  Results have been positive to date as the Percentage of Residents Renewing continues to improve with September 2021 above 60%, which is higher than 2019 levels.  Negotiations in all of our markets are expected to become more challenging given the material improvements in pricing relative to the prior year.

Despite strong rent collections throughout the pandemic, the financial impact from a small subset of our residents and Non-Residential tenants not paying has led to higher levels of bad debt than we have historically experienced.  We continue to work with our residents and Non-Residential tenants on meeting their financial obligations.  During the nine months ended September 30, 2021, the Company received governmental rental assistance payments paid on behalf of residents of approximately $18.3 million.  Despite receipt of these payments, we expect our reserves and bad debt to remain elevated in 2021.  Our bad debt allowance policies remain consistent with those in place before the pandemic.

The following table provides comparative same store operating expenses for the Nine-Month 2021 Same Store Properties:

September YTD 2021 vs. September YTD 2020

Total Same Store Operating Expenses Including 75,288 Same Store Apartment Units

$ in thousands

	September YTD 2021	September YTD 2020	$ Change (5)	% Change	% of September YTD 2021 Operating Expenses
Real estate taxes	$263,521	$259,603	$3,918	1.5%	43.0%
On-site payroll (1)	123,966	124,652	(686)	(0.6)%	20.3%
Utilities (2)	85,290	78,408	6,882	8.8%	13.9%
Repairs and maintenance (3)	77,320	71,359	5,961	8.4%	12.6%
Insurance	20,254	18,403	1,851	10.1%	3.3%
Leasing and advertising	8,028	7,409	619	8.4%	1.3%
Other on-site operating expenses (4)	34,326	33,668	658	2.0%	5.6%
Total Same Store Operating Expenses (includes Residential and Non-Residential)	$612,705	$593,502	$19,203	3.2%	100.0%

(1)	On-site payroll – Includes payroll and related expenses for on-site personnel including property managers, leasing consultants and maintenance staff.
(2)	Utilities – Represents gross expenses prior to any recoveries under the Resident Utility Billing System (“RUBS”). Recoveries are reflected in rental income.
(3)

Repairs and maintenance – Includes general maintenance costs, apartment unit turnover costs including interior painting, routine landscaping, security, exterminating, fire protection, snow removal, elevator, roof and parking lot repairs and other miscellaneous building repair and maintenance costs.

(4)	Other on-site operating expenses – Includes ground lease costs and administrative costs such as office supplies, telephone and data charges and association and business licensing fees.
(5)	The year-to-date over year-to-date changes were primarily driven by the following factors:
•	Real estate taxes – Increase is lower than expected due to lower rates and assessed values.
•	On-site payroll – Improved sales and service staff utilization from various technology initiatives and higher than usual staffing vacancies during the current period.
•

Utilities – Water, sewer and trash charges (approximately 65% of total) increased due to both usage and rate.  Natural gas and electric charges (approximately 35% of total) increased due to higher commodity prices.

•

Repairs and maintenance – Increase primarily driven by low comparable period expense growth due to the pandemic and increases in minimum wage on contract services and maintenance repairs (including higher turnover expense from robust leasing activity) in 2021.

•	Insurance – Increase due to higher premiums on property insurance renewal due to challenging conditions in the insurance market.
•	Leasing and advertising – Increase primarily driven by increased digital advertising.
•	Other on-site operating expenses – Increase driven by higher ground lease-related expenses.

The Company now anticipates same store NOI to decline for the full year 2021 by approximately 7.0% (previously was anticipated to decline between 8.5% to 7.5%) primarily driven by the expected improvement in same store revenues.  We now anticipate same store expenses to increase by approximately 3.25% (previously was anticipated to increase between 2.75% to 3.25%) for 2021 as compared to 2020, primarily driven by lower real estate taxes and on-site payroll.

See also Note 13 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

Non-Same Store/Other Results

Non-same store/other NOI results for the nine months ended September 30, 2021 decreased approximately $25.8 million compared to the same period of 2020.  These results consist primarily of properties acquired in calendar years 2020 and 2021, operations from the Company’s development properties and operations prior to disposition from 2020 and 2021 sold properties.  This difference is due primarily to:

•	A negative impact of lower NOI from development and newly stabilized development properties in lease-up of $0.8 million;
•	A positive impact of higher NOI from non-stabilized properties acquired in 2019, 2020 and 2021 of $9.3 million;
•	A positive impact of higher NOI from other non-same store properties (including one former master-leased property) of $0.5 million; and
•	A negative impact of lost NOI from 2020 and 2021 dispositions of $32.5 million.

Comparison of the nine months and quarter ended September 30, 2021 to the nine months and quarter ended September 30, 2020

The following table presents a reconciliation of diluted earnings per share/unit for the nine months and quarter ended September 30, 2021 as compared to the same periods in 2020:

	Nine Months Ended September 30	Quarter Ended September 30
Diluted earnings per share/unit for period ended 2020	$1.77	$0.24
Property NOI	(0.40)	(0.02)
Interest expense	0.12	0.03
Non-operating asset gains/losses	0.06	—
Net gain/loss on property sales	0.63	0.94
Other	(0.04)	(0.04)
Diluted earnings per share/unit for period ended 2021	$2.14	$1.15

The decrease in consolidated NOI is primarily a result of the Company’s lower NOI from same store properties, largely due to the economic impact from the COVID-19 pandemic.  The following table presents the changes in the components of consolidated NOI for the nine months and quarter ended September 30, 2021 as compared to the same periods in 2020:

	Nine Months Ended September 30, 2021	Quarter Ended September 30, 2021
Consolidated rental income	(7.1%)	0.1%
Consolidated operating expenses (1)	2.8%	2.4%
Consolidated NOI	(11.7%)	(1.0%)

(1)	Consolidated operating expenses are comprised of property and maintenance and real estate taxes and insurance.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. These expenses increased approximately $2.8 million or 4.0% and approximately $3.6 million or 17.7% for the nine months and quarter ended September 30, 2021, respectively, as compared to the prior year periods.  These increases are primarily attributable to increases in payroll-related costs, legal and professional fees and information technology-related costs specifically for various operating initiatives such as sales-focused improvements and service enhancements, partially offset by decreases in temporary help/contractors costs.  The expenses in the comparable periods of 2020 were lower than normal due to the impact of COVID-19.  The Company anticipates that property management expenses will approximate $97.5 million to $99.5 million for the year ending December 31, 2021.

General and administrative expenses, which include corporate operating expenses, increased approximately $5.9 million or 15.8% and approximately $2.2 million or 20.1% for the nine months and quarter ended September 30, 2021, respectively, as compared to the prior year periods, primarily due to increases in payroll-related costs, partially offset by decreases in office rent as a result of the consolidation of space at the Company’s corporate headquarters.  The expenses in the comparable periods of 2020 were lower than normal due to the impact of COVID-19.  The Company anticipates that general and administrative expenses will approximate $55.5 million to $57.5 million for the year ending December 31, 2021.

Depreciation expense, which includes depreciation on non-real estate assets, decreased approximately $3.0 million or 0.5% for the nine months ended September 30, 2021 as compared to the prior year period, primarily due to in-place leases for 2019 acquisitions being fully depreciated as of December 31, 2020 and the Company being a net seller during 2020, which resulted in lower depreciation in the current period, offset by additional depreciation expense on properties acquired in 2020 and 2021 and development properties placed in service during 2021.  Depreciation expense increased approximately $14.8 million or 7.4% for the quarter ended September 30, 2021 as compared to the prior year period, primarily as a result of additional depreciation expense on properties acquired in 2020 and 2021 and a development property placed in service during the third quarter of 2021, partially offset by the Company being a net seller during 2020, which resulted in lower depreciation in the current period.

Net gain on sales of real estate properties increased approximately $235.4 million or 66.8% for the nine months ended September 30, 2021 as compared to the prior year period, primarily as a result of a higher sales volume with the sale of ten consolidated apartment properties in 2021 as compared to the sale of five consolidated apartment properties in the same period in 2020.  Net gain on sales of real estate properties increased $364.0 million for the quarter ended September 30, 2021 as compared to the prior year period, primarily as a result of the sale of five consolidated apartment properties in the third quarter of 2021 as compared to no consolidated property sales in the same period in 2020.

Interest and other income increased approximately $21.3 million for the nine months ended September 30, 2021 as compared to the prior year period.  The increase is primarily due to a gain of $23.4 million on the sale of various investment securities that occurred during 2021 but not during 2020, partially offset by decreases in insurance/litigation settlement proceeds and other non-comparable items that occurred during 2020 but not during 2021.

Other expenses increased approximately $2.6 million or 31.0% for the nine months ended September 30, 2021 as compared to the prior year period, primarily due to a $2.2 million construction defect reserve and various other litigation and environmental reserves/settlements, partially offset by a decrease in advocacy contributions.  Other expenses decreased approximately $0.6 million or 15.6% for the quarter ended September 30, 2021 as compared to the prior year period, primarily due to decreases in advocacy contributions, partially offset by various litigation reserves/settlements.

Interest expense, including amortization of deferred financing costs, decreased approximately $45.7 million or 17.9% and approximately $12.7 million or 15.3% for the nine months and quarter ended September 30, 2021, respectively, as compared to the prior year periods.  These decreases are primarily due to lower overall debt balances outstanding as compared to the prior year periods, as well as lower overall interest rates.  The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the nine months ended September 30, 2021 was 3.51% as compared to 3.96% for the prior year period, and for the quarter ended September 30, 2021 was 3.46% as compared to 3.97% for the prior year period.  The Company capitalized interest of approximately $12.4 million and $6.9 million during the nine months ended September 30, 2021 and 2020, respectively, and $4.2 million and $2.8 million during the quarters ended September 30, 2021 and 2020, respectively.  The Company anticipates that interest expense, excluding debt extinguishment costs/prepayment penalties, will approximate $270.7 million to $274.0 million and capitalized interest will approximate $15.5 million to $16.5 million for the year ending December 31, 2021.

Net (income) loss attributable to Noncontrolling Interests in partially owned properties increased approximately $12.2 million or 86.1% for the nine months ended September 30, 2021 as compared to the prior year period, primarily as a result of noncontrolling interest allocations related to the sale of one partially owned apartment property in the first quarter of 2020 as compared to no sales in the same period in 2021.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of September 30, 2021 and December 31, 2020 (amounts in thousands):

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$39,707	$42,591
Restricted deposits	$187,042	$57,137
Unsecured revolving credit facility availability	$2,369,558	$1,984,051

During the nine months ended September 30, 2021, the Company generated proceeds from various transactions, which included the following:

•	Disposed of ten consolidated rental properties, receiving net proceeds of approximately $1.0 billion;
•	Obtained $28.5 million in 3.58% fixed rate mortgage debt maturing on March 1, 2031;
•

Issued $500.0 million of ten-year 1.85% unsecured notes, receiving net proceeds of approximately $497.5 million before underwriting fees and other expenses.  This was the Company’s second ever green bond offering;

•

Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $72.3 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis); and

•	Sold various investment securities, receiving net proceeds of $191.4 million.

During the nine months ended September 30, 2021, the above proceeds along with net cash flow from operations and borrowings from the Company’s revolving line of credit and commercial paper program were primarily utilized to:

•	Acquire eleven consolidated rental properties for approximately $1.0 billion in cash;
•	Acquire two land parcels in unconsolidated joint ventures for approximately $21.8 million in cash;

•	Invest $172.9 million primarily in development projects;
•	Repay $65.5 million of mortgage loans (inclusive of scheduled principal repayments); and
•	Purchase $167.8 million of various investment securities and other investments.

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

The unsecured revolving credit agreement contains provisions that establish a process for entering into an amendment to replace LIBOR under certain circumstances, such as the anticipated phase-out of LIBOR by the end of 2021.  At this time, it cannot be determined with certainty what other interest rate(s) may succeed LIBOR, if any, and how any successor or alternative rates for LIBOR may affect borrowing costs or the availability of variable interest rate borrowings.

The Company may borrow up to a maximum of $1.0 billion under its commercial paper program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of October 22, 2021 (amounts in thousands):

October 22, 2021
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(175,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(100,442)
Unsecured revolving credit facility availability	$2,224,558

Dividend Policy

The Company determines its dividends/distributions based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for the first, second and third quarters of 2021 of $0.6025 per share/unit in each quarter, consistent with the amount paid in 2020.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in October 2021 amounted to $233.3 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended September 30, 2021.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions.  The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high.  The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $27.9 billion in investment in real estate on the Company’s balance sheet at September 30, 2021, $23.9 billion or 85.7% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary and debt maturity schedules as of September 30, 2021 are as follows:

Debt Summary as of September 30, 2021

($ in thousands)

				Weighted
			Weighted	Average
	Debt		Average	Maturities
	Balances	% of Total	Rates	(years)
Secured	$2,281,165	28.0%	3.16%	5.6
Unsecured	5,863,483	72.0%	3.38%	10.2
Total	$8,144,648	100.0%	3.32%	8.9
Fixed Rate Debt:
Secured – Conventional	$1,897,650	23.3%	3.67%	4.2
Unsecured – Public	5,833,483	71.6%	3.69%	10.2
Fixed Rate Debt	7,731,133	94.9%	3.69%	8.7
Floating Rate Debt:
Secured – Conventional	52,573	0.6%	2.36%	0.7
Secured – Tax Exempt	330,942	4.1%	0.46%	14.9
Unsecured – Revolving Credit Facility	—	—	—	3.1
Unsecured – Commercial Paper Program	30,000	0.4%	0.28%	—
Floating Rate Debt	413,515	5.1%	0.44%	12.1
Total	$8,144,648	100.0%	3.32%	8.9

Debt Maturity Schedule as of September 30, 2021

($ in thousands)

Year	Fixed Rate	Floating Rate		Total	% of Total	Weighted Average Coupons on Fixed Rate Debt	Weighted Average Coupons on Total Debt
2021	$1,895	$30,000	(1)	$31,895	0.4%	3.27%	0.34%
2022	264,185	54,653		318,838	3.9%	3.25%	3.10%
2023	1,325,588	3,500		1,329,088	16.1%	3.74%	3.73%
2024	—	6,100		6,100	0.1%	N/A	0.07%
2025	450,000	8,200		458,200	5.6%	3.38%	3.32%
2026	592,025	9,000		601,025	7.3%	3.58%	3.53%
2027	400,000	9,800		409,800	5.0%	3.25%	3.17%
2028	900,000	10,700		910,700	11.1%	3.79%	3.75%
2029	888,120	11,500		899,620	10.9%	3.30%	3.26%
2030	1,095,000	12,600		1,107,600	13.4%	2.55%	2.52%
2031+	1,879,350	275,535		2,154,885	26.2%	3.70%	3.24%
Subtotal	7,796,163	431,588		8,227,751	100.0%	3.44%	3.28%
Deferred Financing Costs and Unamortized (Discount)	(65,030)	(18,073)		(83,103)	N/A	N/A	N/A
Total	$7,731,133	$413,515		$8,144,648	100.0%	3.44%	3.28%

(1)	Represents principal outstanding on the Company’s commercial paper program.

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of debt at September 30, 2021.

ERPOP’s long-term senior debt ratings and short-term commercial paper ratings, as well as EQR’s long-term preferred equity ratings, have been reaffirmed during the COVID-19 pandemic by all three rating agencies listed below and all continue to maintain a stable outlook.  As of October 22, 2021, the ratings are as follows:

	Standard & Poor’s	Moody’s	Fitch
ERPOP’s long-term senior debt rating	A-	A3	A
ERPOP’s short-term commercial paper rating	A-2	P-2	F-1
EQR’s long-term preferred equity rating	BBB	Baa1	BBB+

See Note 14 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to September 30, 2021.

Debt Covenants

The Company’s unsecured debt includes certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  These provisions are contained in the indentures applicable to each note payable or the credit agreement for our line of credit.  The Company was in compliance with its unsecured debt covenants for all periods presented. The following table presents the Company’s selected unsecured public debt covenants as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
Debt to Adjusted Total Assets (not to exceed 60%)	30.0%	30.5%
Secured Debt to Adjusted Total Assets (not to exceed 40%)	9.2%	9.6%
Consolidated Income Available for Debt Service to Maximum Annual Service Charges (must be at least 1.5 to 1)	4.93	5.42
Total Unencumbered Assets to Unsecured Debt (must be at least 125%)	453.9%	458.3%

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

For the nine months ended September 30, 2021, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Nine Months Ended September 30, 2021

	Same Store Properties (4)	Non-Same Store Properties/Other (5)	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units	75,288	4,034	79,322

Building Improvements (1)	$60,028	$625	$60,653	$798
Renovation Expenditures (2)	21,163	286	21,449	281
Replacements (3)	24,939	665	25,604	331
Total Capital Expenditures to Real Estate	$106,130	$1,576	$107,706	$1,410

(1)

Building Improvements – Includes roof replacement, paving, building mechanical equipment systems, exterior siding and painting, major landscaping, furniture, fixtures and equipment for amenities and common areas, vehicles and office and maintenance equipment.

(2)

Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.  Amounts for 996 same store apartment units approximated $21,248 per apartment unit renovated.

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

   Derivative Instruments

The Company has no derivative instruments outstanding at September 30, 2021.  See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of the impact of derivative instruments during the periods ended September 30, 2021 and 2020.

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

•

Weighted Average Coupons – Contractual interest rate for each debt instrument weighted by principal balances as of September 30, 2021. In case of debt for which fair value hedges are in place, the rate payable under the corresponding derivatives is used in lieu of the contractual interest rate.

•

Weighted Average Rates – Interest expense for each debt instrument for the nine months ended September 30, 2021 weighted by its average principal balance for the same period. Interest expense includes amortization of premiums, discounts and other comprehensive income on debt and related derivative instruments. In case of debt for which derivatives are in place, the income or expense recognized under the corresponding derivatives is included in the total interest expense for the period.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the nine months and quarters ended September 30, 2021 and 2020:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2021	2020	2021	2020
Net income	$835,736	$699,517	$447,332	$95,365
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,957)	(14,113)	(534)	(703)
Preferred/preference distributions	(2,318)	(2,318)	(773)	(773)
Net income available to Common Shares and Units / Units	831,461	683,086	446,025	93,889
Adjustments:
Depreciation	616,032	619,003	215,397	200,605
Depreciation – Non-real estate additions	(3,228)	(3,433)	(1,052)	(1,126)
Depreciation – Partially Owned Properties	(2,676)	(2,514)	(994)	(828)
Depreciation – Unconsolidated Properties	1,867	1,838	634	614
Net (gain) loss on sales of unconsolidated entities - operating assets	(4)	(1,000)	—	(1,000)
Net (gain) loss on sales of real estate properties	(587,623)	(352,218)	(363,928)	25
Noncontrolling Interests share of gain (loss) on sales of real estate properties	—	11,655	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	855,829	956,417	296,082	292,179
Adjustments:
Impairment – non-operating assets	—	—	—	—
Write-off of pursuit costs	3,557	4,864	910	1,586
Debt extinguishment and preferred share redemption (gains) losses	264	37	—	5
Non-operating asset (gains) losses	(23,014)	1,022	294	352
Other miscellaneous items	4,520	(514)	1,179	1,796
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$841,156	$961,826	$298,465	$295,918

FFO (1) (3)	$858,147	$958,735	$296,855	$292,952
Preferred/preference distributions	(2,318)	(2,318)	(773)	(773)
FFO available to Common Shares and Units / Units (1) (3) (4)	$855,829	$956,417	$296,082	$292,179

Normalized FFO (2) (3)	$843,474	$964,144	$299,238	$296,691
Preferred/preference distributions	(2,318)	(2,318)	(773)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$841,156	$961,826	$298,465	$295,918

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

Effective as of September 30, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2021, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of September 30, 2021, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2021, EQR issued 69,940 Common Shares in exchange for 69,940 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

Exhibit	Description	Location
4.1	Form of 1.850% Note due August 1, 2031.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 3, 2021, filed on August 5, 2021.

10.1	First Amendment to Revolving Credit Agreement, dated as of August 31, 2021, among ERP Operating Limited Partnership, Lexford Properties, L.P., and Bank of America, N.A., as Administrative Agent.	Attached herein.

31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

Date:	October 29, 2021	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2021	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	October 29, 2021	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2021	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)