Form 10-K
period 2021-12-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2022-02-17
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $28.5 billion based upon the closing price on June 30, 2021 of $77.00 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of whom may not be held to be affiliates upon judicial determination.

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 11, 2022 was 375,917,242.

Auditor Firm Id:	42	Auditor Name:	Ernst and Young LLP	Auditor Location:	Chicago, Illinois, USA

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information that will be contained in Equity Residential’s Proxy Statement relating to its 2022 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2021, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K.  Equity Residential is the general partner and 96.7% owner of ERP Operating Limited Partnership.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2021 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of December 31, 2021 owned an approximate 96.7% ownership interest in, ERPOP.  The remaining 3.3% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business.  The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

		PAGE
PART I.

Item 1.	Business	6

Item 1A.	Risk Factors	11

Item 1B.	Unresolved Staff Comments	21

Item 2.	Properties	21

Item 3.	Legal Proceedings	24

Item 4.	Mine Safety Disclosures	24

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	25

Item 6.	Reserved	25

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	42

Item 8.	Financial Statements and Supplementary Data	42

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	42

Item 9A.	Controls and Procedures	42

Item 9B.	Other Information	44

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	44

PART III.

Item 10.	Trustees, Executive Officers and Corporate Governance	45

Item 11.	Executive Compensation	45

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	45

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence	45

Item 14.	Principal Accountant Fees and Services	45

PART IV.

Item 15.	Exhibit and Financial Statement Schedules	46

Item 16.	Form 10-K Summary	46

EX-4.3

EX-21

EX-23.1

EX-23.2

EX-31.1

EX-31.2

EX-31.3

EX 31.4

EX-32.1

EX-32.2

EX-32.3

EX-32.4

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

EX-101 CALCULATION LINKBASE DOCUMENT

EX-101 LABELS LINKBASE DOCUMENT

EX-101 PRESENTATION LINKBASE DOCUMENT

EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1. Business

General

Equity Residential (“EQR”) is committed to creating communities where people thrive.  The Company, a member of the S&P 500, is focused on the acquisition, development and management of residential properties located in and around dynamic cities that attract affluent long-term renters.  ERP Operating Limited Partnership (“ERPOP”) is focused on conducting the multifamily property business of EQR.  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and ERPOP is an Illinois limited partnership formed in May 1993.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.

EQR is the general partner of, and as of December 31, 2021 owned an approximate 96.7% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Available Information

You may access our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K, our proxy statements and any amendments to any of those reports/statements we file with or furnish to the Securities and Exchange Commission (“SEC”) free of charge on our website, www.equityapartments.com.  These reports/statements are made available on our website as soon as reasonably practicable after we file them with or furnish them to the SEC.  The information contained on our website, including any information referred to in this report as being available on our website, is not a part of or incorporated into this report.

Business Objectives and Operating and Investing Strategies

Overview

The Company is one of the largest U.S. publicly-traded owners and operators of high quality rental apartment properties, with an established presence in Boston, New York, Washington, D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle, and an expanding presence in Denver, Atlanta, Dallas/Ft. Worth and Austin.  We believe our markets are knowledge centers of the U.S. economy that draw talented workers and employers that drive economic growth in the United States.  We believe the locations of our properties in these markets are attractive to these knowledge workers whom we hope to convert into satisfied long-term residents.

Equity Residential is committed to creating communities where people thrive.  We carry this, our corporate purpose, through our relationships with our customers, our employees, our shareholders and the communities in which we operate.  It drives our commitments to sustainability, diversity and inclusion, the total wellbeing of our employees and being a responsible corporate citizen in the communities in which we operate, which has been especially relevant as we faced unprecedented challenges like the novel coronavirus (“COVID-19”) pandemic.

We believe we have created an industry‐leading operating platform and balance sheet to run our properties.  Our employees are focused on delivering remarkable customer service to our residents so they will stay with us longer, be willing to pay higher rent for a great experience and will tell others about how much they love living in an Equity Residential property.  We utilize technology and other innovative methods of engagement with our residents to foster relationships and community, improve the resident experience and operate our business more efficiently. We pair that with disciplined balance sheet management that enhances returns and value creation while maintaining flexibility to take advantage of future opportunities.  We believe that our stakeholders value stability, liquidity, predictability and accountability and that is the mission to which we remain unwaveringly committed.

Despite the challenges we have faced with the COVID-19 pandemic, we believe that the long-term prospects for our business remain strong.  Our well-located communities are in and around dynamic cities that we believe will continue to attract affluent long-term renters.  With the pandemic subsiding and cities reopening, we are seeing strong demand from our affluent resident base, demonstrating the long-term attractiveness of our communities.

Investment Strategy

The Company’s long-term strategy is to invest in apartment communities located in strategically targeted markets with the goal of maximizing our risk-adjusted total returns and balancing current cash flow generation with long-term capital appreciation.  We seek to meet this goal by investing in markets that are characterized by conditions favorable to multifamily property operations over the long-term.  The markets we focus on generally feature one or more of the following characteristics that allow us to drive performance:

•

Large and diverse economic drivers.   Our markets are some of the largest cities in the United States.  They are markets that generally attract a variety of large and diverse industries and businesses.  They include a number of submarkets that are attractive for long-term multifamily ownership.

•

Strong high quality job growth.  Our markets attract and create high quality jobs that are often focused in growing areas of the knowledge-based economy.  These jobs result in the significant presence and growth in renters that work in the highest earning sectors of the economy, are not rent burdened and are attracted to our type of properties.  This creates the ability to raise rents more readily in good economic times and reduces risk during downturns.  Many of these workers are employed in the fields of Science, Technology, Engineering and Mathematics, or STEM jobs, which experienced significantly lower job loss during the COVID-19 pandemic.

•

Significant apartment demand that meets new apartment supply.   We remain focused on owning and operating properties in markets or submarkets where the supply of apartments is balanced with strong demand that supports superior long-term returns.

•

Other favorable performance drivers including high and rapidly rising single-family housing prices that support longer term rentership, a balanced regulatory/political environment relating to housing policy and manageable resiliency/environmental risk.

We believe our strategy capitalizes on the preference of renters of all ages to live in the locations where we operate which typically are near transportation (both public transit and convenient highway access), entertainment, employment centers/universities and cultural and outdoor amenities.  Furthermore, we believe that demand for rental housing will continue to be driven primarily through household formations from the younger segments of our population, including both Millennials and Generation Z, and to a lesser extent the aging Baby Boomer generation.

•

Millennials are comprised of those individuals born between 1981 and 1996, total approximately 72 million people and continue to be a significant portion of the renter population.  They also tend to remain renters longer due to societal trends favoring delays in marriage and having children as well as lower savings for home down payments.

•

Generation Z is comprised of the approximately 67 million people born between 1997 and 2012.  This cohort is just now entering the renter population and is expected to continue to be an important source of demand.

•	Baby Boomers, a demographic of more than 71 million people born between 1946 and 1964, also trend toward apartment rentals.

The Company continues to allocate capital in order to optimize performance by balancing current cash flow growth with long-term capital appreciation.   Most recently, we have done so by adding expansion markets to our portfolio allocation that meet the same characteristics listed above.  Expansion into these markets of Denver, Atlanta, Dallas/Ft. Worth and Austin includes investments in both urban and suburban properties and is generally being funded by reducing exposure in selective established markets.  Development also plays an important role in our capital allocation.  Development activity is focused on our in-house pipeline, our strategic partnership with Toll Brothers, Inc. and joint ventures with other third-party developers in both established and expansion markets.

Operations and Innovation

We attempt to balance occupancy and rental rates to maximize our revenue while exercising tight cost control to generate the highest possible return to our shareholders.  Revenue is maximized through our customized pricing system that uses market data on current and projected demand and availability to create both current and forward pricing daily for each apartment unit we manage.  We focus on the resident experience and leveraging operating efficiency which we believe drives our success in renewing our residents.  This focus has driven strong occupancy and a high percentage of residents renewing that is in line with pre-pandemic levels while achieving strong renewal rate growth.

Rapidly evolving technology continues to drive innovation in the rental industry.  We have been and continue to be a leader in deploying and investing in property technology to serve our customers better and operate more efficiently.  Having been a first mover in such important areas as revenue management and online leasing, we are focused on technology that improves our operating margins and customer experience.  We use a standardized purchasing system to control our operating expenses and a business intelligence platform that allows all our team members to quickly identify and address issues and opportunities.  Our operations benefitted from having many of these initiatives in place during the pandemic, allowing us to interact with our customers in a safe and responsible manner, including self-guided tours, automated responses to customer inquiries and enhanced service and maintenance management.  While we believe areas such as “smart home” technology and others will provide the foundation for current and future improvements to how we do business, we will continue to consider the cost and longevity of technology capital investments and their benefits.

Our Commitment to Environmental, Social and Governance (“ESG”)

At Equity Residential, we believe a focus on ESG is a key way to programmatically address stakeholder concerns as part of our corporate purpose.  This needs to be a sustainable endeavor, in which we provide resilient properties that will stand the test of time and remain attractive to our customers and the community without negatively impacting the environment.  We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. Multifamily housing is one of the most environmentally-friendly uses of real estate, as each property provides homes for hundreds of families in a denser shared environment.  We consider building locations based on walkability, accessibility, neighborhoods and parks.  We also design our communities to support amenities such as fitness centers and we select locations near shops, restaurants, outdoor amenities such as bike/running paths and health clubs, enabling a low carbon footprint lifestyle for our residents to live, work and play.

Equity Residential’s sustainability program actively manages environmental impacts and climate-related risks and opportunities through optimized, financially responsible capital investments and technologies.  We methodically focus on energy, water and emissions to advance the program’s policies, targets and resilience outcomes.  Together, we believe our program drives long-term asset value, responsibly manages risks and engages our communities, residents, employees and shareholders as part of our broader ESG strategy and commitment to good corporate citizenship and maximizing investment performance.

To further strengthen our commitments to ESG initiatives, we issued two sustainable fixed-income instruments (each a “green bond”) designed to support projects that contribute to environmental sustainability. In 2018, the Company became the first multifamily REIT ever to issue a green bond, with the net proceeds of approximately $396.7 million from the offering allocated to the development of a property in San Francisco certified as LEED Platinum and the acquisition of two properties certified as LEED Silver.  In 2021, the Company issued a second green bond, and the net proceeds of approximately $497.5 million from this offering are intended to be allocated to the development or acquisition of green buildings and/or investments in renewable energy, energy efficiency and sustainable water management.  Additionally, during 2021, the Company began funding its $10.0 million investment in a new fund focused on early stage sustainability and climate change mitigation technology relevant to the built environment.

We are also intensely focused on the “Social” and “Governance” aspects of ESG.  As detailed below, we have a commitment to our employees’ engagement, diversity and inclusion and wellness that is the foundation of our corporate purpose.  We also recognize that a successful company must incorporate the best corporate governance practices in order to better serve its stakeholders.

For additional information regarding our ESG efforts, see our 2021 Environmental, Social and Governance Report at our website, www.equityapartments.com.  This report, which includes Sustainability Accounting Standards Board disclosures and incorporates recommendations from the Task Force on Climate-related Financial Disclosures, was reviewed and approved by the Corporate Governance Committee of our Board of Trustees, which monitors the Company’s ongoing ESG efforts.  We continue to enhance our ESG disclosure efforts, including auditing the results outlined in the above report.  Furthermore, our annual proxy statements contain additional information on our ESG efforts, including detailed information regarding our corporate governance practices.  Such annual proxy statements and the information contained therein are not part of or incorporated into this report, except as otherwise provided herein.

Human Capital

At Equity Residential, our team of approximately 2,400 employees is the driving force behind our success. We believe that our richly diverse work environment captures top talent, cultivates the best ideas and creates the widest possible platform for this success in line with our corporate purpose of “Creating communities where people thrive”. Our core principles, affectionately named “Ten Ways to Be a Winner”, guide our behavior as individuals and collectively as a team, helping us in our goal to deliver market-leading performance.  As part of our Ten Ways to Be a Winner, we encourage our team members to raise questions, take educated risks, offer new ideas and help us make the right decisions.  One way we live the “Ten Ways” is by enriching our culture through our core “Equity Values: Diversity & Inclusion, Social Responsibility, Sustainability and Total Wellbeing”.  We have assembled a cross-functional employee-led Equity Values Council to lead our efforts on these values by acting as change agents to drive initiatives, create goals and awareness, and encourage colleagues to participate in community service activities and wellness initiatives.  In addition, executive compensation is based, in part, on meeting important Equity Values goals, and our Board of Trustees, primarily through its Compensation Committee, takes an active role in overseeing our efforts in this regard.

Diversity and Inclusion

•	Our commitment to diversity and inclusion starts with a highly skilled and diverse Board of Trustees.
•

We are committed to hiring a diverse workforce and also fostering a safe, inclusive and productive workplace for all employees.  We believe providing a work environment based on respect, trust and collaboration creates an exceptional employee experience where employees can bring their whole selves to work and thrive in their careers.  In recent years, we have created dedicated Diversity and Inclusion staffing to oversee this crucial work.

•

To further prioritize the importance of our diversity and inclusion efforts, our executives’ annual compensation goals include an evaluation of objective metrics measuring our Company’s progress in this regard.

•

We have the benefit of a diverse workforce, of which 62.0% currently identify as ethnically diverse.  We also continue to focus on improving our female representation, which is now 36.0% of our workforce.

•

A diversity and inclusion lens is embedded in our talent review process. This includes the development of our Overcoming Bias in Performance Review Toolkit designed to provide practical bias interrupters and tweaks to the performance evaluation process that interrupt and correct unconscious bias.

•

We strategically identify opportunities to increase the diversity of our talent pipeline at all levels, including by actively seeking to source a pool of diverse candidates for mid-management and above positions in the communities where we serve, such as from Project Destined, Fannie Mae’s Future Housing Leaders, Howard University, Roosevelt University, International Rescue Committee and Evanston Scholars.

•	We employ interns from the Development School for Youth and local colleges to provide pathways for students of various backgrounds interested in real estate.
•

The Company was named the Gold Nareit 2021 Diversity, Equity and Inclusion award recipient in recognition of the Company’s demonstration of a strong commitment to the advancement of diversity and inclusion both within the Company and in the REIT and publicly traded real estate industry.

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

•

During the year-end evaluation process, managers review and calibrate compensation for all employees on their team, in an effort to ensure equity around our pay practices and allow us to retain and reward our top talent.

Employee Engagement

•

Employee engagement and experience are extremely important at Equity Residential. In 2021, we transitioned to a new Employee Experience (EX) Survey, measuring employee engagement and diversity & inclusion, among other components of the employee experience.

•

Our 2021 engagement score of 79% favorability is very strong, especially given the pandemic and uncertainty surrounding it. Our Diversity & Inclusion Index score of 83% demonstrated an increase in employee favorability for the initiatives taking place and a greater sense of belonging.

•	Senior leaders are assessed annually on their leadership results, which for 2021 were measured by a pulse survey score, employee retention and diversity and inclusion efforts.

Training and Development

•

We believe a successful workplace is one where employees constantly learn and grow.  Our internal Organization and Talent Development (“OTD”) team is interspersed throughout our markets and works regularly with employees to expand their knowledge and skills.  OTD develops and delivers a wide range of training and development opportunities, from tactical to strategic, face-to-face to virtual, social learning to self-directed learning, and more.  In 2021, each employee completed an average of approximately 15 hours of dedicated learning at a Company expenditure of approximately $1,200 per employee.

Health, Safety and Wellness

•

Equity Residential is committed to providing the tools and resources to help our employees achieve total wellbeing.  Whether physical, financial, career, social or community wellbeing, Equity Residential offers benefits to help meet our employee needs.

•

Physical Wellbeing: Equity Residential is focused on providing benefits that help our employees achieve balance and address good health proactively, with coverage for emergencies and ongoing needs that can arise as well.  Long before healthcare reform, Equity Residential made a commitment to cover 100% of employee preventive care.  This commitment—and our robust and highly popular wellness program—has made proactive personal healthcare more accessible and manageable for employees, while encouraging ongoing healthy behaviors and rewarding employees for taking a proactive approach to their health.  During the COVID-19 pandemic, we held 2020 healthcare premiums flat for employees in 2021 in support of a holistic total rewards strategy.

•

Financial Wellbeing: These benefits and resources help our employees manage their money better today, while preparing for financial milestones and retirement in the future.  Financial peace of mind is at the core of these offerings, whether it’s our generous 401(k) match, basic and supplemental insurance to ensure our loved ones and possessions are cared for, rent discounts at our properties or additional savings and investment options like our employee share purchase plan.

•

Career Wellbeing: When employees move up in skill and experience, so does Equity Residential.  We encourage our employees to Test their Limits, push the boundaries of their comfort zones and seek new challenges through several learning resources and courses, in addition to tuition reimbursement.  We actively promote from within, and many senior corporate and property leaders have risen from entry level or junior positions.

•	Social and Community Wellbeing: We offer a number of benefits that foster social and community wellbeing, including paid time off to volunteer in our communities.
•

Throughout the COVID-19 pandemic, we have communicated regularly with employees and also released a comprehensive guide designed as a single place for employees to access information on critical benefits and resources.  A key focus included mental wellbeing to help employees better cope with the challenges to our work routines, our home routines and how we interact with our family, friends and community.  We also continued to ensure that our employees had access to personal protective equipment and cleaning supplies as needed throughout the pandemic.

•

In October 2021, as an effort to do our part in the prevention and severity of the COVID-19 pandemic, we introduced our COVID-19 Health & Safety Requirement Policy requiring all employees to be fully vaccinated (or receive an approved accommodation) by January 13, 2022. When implementing this new policy, we took great care by supporting each employee in their decision-making process and providing additional resources, including access to medical professionals. Our efforts resulted in a compliance and employee retention rate of 99%.

•

For nearly three years, we have partnered with Employees1st to provide financial relief via a crisis fund for employees struck by personal hardships or unforeseen disasters.  The Company contributed additional funds to the Employees1st crisis fund to further support employees who experienced hardship as a result of the ongoing COVID-19 pandemic.  We are proud that this program allows yet another avenue for us to tangibly demonstrate our One Team culture by ensuring that employees are safe and secure, especially during extreme or catastrophic circumstances.

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

Risks Related to the ongoing COVID-19 Pandemic

The ongoing COVID-19 pandemic and the pace and degree of recovery, as well as the emergence of new variants, could have a material adverse effect on our business, results of operations, cash flows and financial condition.

During the early stages of the COVID-19 pandemic, governments and other authorities around the world, including federal, state and local authorities in the United States, imposed measures intended to control its spread, including restrictions on movement and business operations such as travel bans, border closings, business closures, quarantines, social distancing and shelter-in-place orders.  While many of the most stringent restrictions have been removed throughout our markets, the ongoing COVID-19 pandemic has caused, and could continue to cause, severe economic, market and other disruptions worldwide.  There can be no assurance that conditions will not deteriorate as a result of the pandemic.

The impact of the COVID-19 pandemic could materially negatively impact our business, results of operations, financial condition and liquidity in a number of ways, including:

•	A decrease in our rental revenues or increase in related reserves and write-offs as a potential result of:
•

The deterioration of global economic conditions as a result of the pandemic, which could ultimately decrease occupancy levels and pricing across our portfolio, reduce or defer our residents’ spending, or negatively impact our residents’ and tenants’ ability to pay their rent on time or at all;

•

Reductions in the demand for multifamily properties within our markets due to changes in resident preferences (including changes resulting from increased employer flexibility to work from home), economic disruptions due to delays in business re-openings or required re-closures, and other factors impacting demand;

•

Elevated costs or concessions required to attract or retain new and existing residents/tenants, release units due to resident or tenant nonpayment, default, or bankruptcy, or other incentives that may be less favorable to us than those that are currently in place;

•

Local and national authorities expanding or extending certain measures that impose restrictions on our ability to enforce residents’ or tenants’ contractual rental obligations (such as eviction moratoriums or rental forgiveness) and limit our ability to raise rents or charge certain fees;

•

Failure by local and national authorities to extend, adequately fund or administer government stimulus and relief programs which may be providing or would provide benefits to our residents (or employers of our residents) and tenants; and

•

Restrictions inhibiting our employees’ ability to meet with existing and potential residents, which has disrupted and could in the future further disrupt our ability to lease apartments and could adversely impact our rental rate and occupancy levels.

•	Our properties may also incur additional operating expenses related to the ongoing pandemic, such as higher cleaning or other related costs;
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
•

A general decline in the real estate market or demand for real estate transactions could hinder our ability to acquire or dispose of properties, or obtain financing to develop properties, including through our joint ventures;

•

The risk of delays in our development and renovation projects due to construction moratoriums, governmental movement restrictions, social distancing requirements, the closure of many permitting and inspection agencies and disruptions in the supply of labor or the supply of construction materials or other products due to problems in the broader supply chain or otherwise;

•	A possible decline in the price of our common shares due to a prolonged economic recession or other impacts described herein;
•	Increased risks of potential cyber attacks due to an increased reliance on remote working and other electronic interactions with our current and prospective residents; and
•

Potential inability to maintain adequate staffing at our properties and corporate/regional offices due to an outbreak at one or more of our properties or corporate/regional offices and/or the continued duration or expansion of the pandemic.

The extent of the ongoing COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of COVID-19 and its variants; the distribution, effectiveness and acceptance of vaccines and testing; and the pace and degree of recovery from the pandemic, all of which are uncertain and difficult to predict.  To the extent the COVID-19 pandemic adversely affects our business, results of operations, cash flows and financial condition, it may also continue to heighten many of the other risks described below.

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

Investing in real estate is subject to varying degrees and types of risk. While we seek to mitigate these risks through various strategies, including geographic diversification, market research and proactive asset management, among other techniques, these risks cannot be eliminated. Factors that may impact cash flows and real estate values include, but are not limited to:

•	Local economic conditions, particularly oversupply or reductions in demand;
•	National, regional and local political and regulatory climates, governmental fiscal health and governmental policies;
•	The inability or unwillingness of residents to pay rent increases;
•	Increases in our operating expenses due to inflationary or other pressures;
•	Cost and availability of labor and materials required to maintain our properties at acceptable standards;
•	Availability of attractive financing opportunities;
•	Changes in social preferences; and
•	Additional risks that are discussed below.

The geographic concentration of our properties could have an adverse effect on our operations.

While the Company continues to diversify its portfolio with the addition of the expansion markets, the Company’s properties are still predominantly concentrated in our established coastal markets.  If one or more of these markets is unfavorably impacted by specific economic conditions, local real estate conditions, increases in social unrest, increases in real estate and other taxes, reduced quality of life, deterioration of local or state government health, rent control or stabilization laws, localized environmental issues or natural/man-made disasters, the impact of such conditions may have a more negative impact on our results of operations than if our properties were more geographically diverse.

Within its markets, the Company is also predominantly concentrated in certain dense urban and suburban submarkets.  To the extent that these markets or submarkets within these markets become less desirable to operate in, including changes in multifamily housing supply and demand, our results of operations could be more negatively impacted than if we were more diversified within our markets or invested in a greater number of markets.

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

Additionally, our properties face competition for residents as a result of technology innovation.  Therefore, we may not be able to retain residents or attract new residents if we are unable to identify and cost effectively implement new, relevant technologies and keep up with constantly changing resident demand for the latest innovations.

The short-term nature of apartment leases exposes us more quickly to the effects of declining market rents, potentially making our results of operations and cash flows more volatile.

Generally, our residential apartment leases are for twelve months or less.  If the terms of the renewal or releasing are less favorable than current terms, then the Company’s results of operations and financial condition could be negatively affected. Given our generally shorter-term lease structure, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms.  In addition, operating expenses associated with each property, such as real estate taxes, insurance, utilities, maintenance costs and employee wages and benefits, may not decline as quickly or at the same rate as revenues when circumstances might cause a reduction of those revenues at our properties.

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

We intend to actively acquire, develop and renovate multifamily operating properties as part of our business strategy.  Newly acquired, developed or renovated properties may not perform as we expect.  We may overestimate the revenue (or underestimate the expenses) that these new or repositioned properties may generate.  The occupancy rates and rents at these properties may also fail to meet our expectations for these investments. We may also underestimate the costs necessary to operate an acquired or developed property to the standards established for its intended market position. Land parcels acquired for development may lose significant value prior to the start of construction.  Development and renovations are subject to even greater uncertainties and risks due to the complexities and lead time to build or complete these projects.  We may also underestimate the costs to complete a development property or to complete a renovation.

Construction risks on our development projects could affect our profitability.

We intend to continue to develop multifamily properties through both wholly owned and joint venture arrangements as part of our business strategy.  Development often includes long planning and entitlement timelines, subjecting the project to changes in market conditions.  It can involve complex and costly activities, including significant environmental remediation or construction work in our markets.  We may also experience an increase in costs due to general disruptions that affect the cost of labor and/or materials, such as supply chain disruptions, trade disputes, tariffs, labor unrest, geopolitical conflicts or other factors that create inflationary pressures.  We may abandon opportunities that we have already begun to explore for a number of reasons, and as a result, we may fail to recover expenses or option payments already incurred in exploring those opportunities.  We may also be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third-party permits and authorizations.  These and other risks inherent in development projects, including the joint venture risks noted below. could result in increased costs or the delay or abandonment of opportunities.

Because real estate investments are illiquid, we may not be able to sell properties when appropriate.

Real estate investments often cannot be sold quickly due to regulatory constraints, market conditions or otherwise.  As a result, we may not be able to reconfigure our portfolio, including the diversification of our portfolio into the expansion markets, as promptly as planned or in response to changing economic or other conditions.  We may also be unable to consummate dispositions in a timely manner, on attractive terms, or at all.  The capitalization rates/disposition yields at which properties may be sold could also be higher than historic rates, thereby reducing our potential proceeds from sale. In some cases, we may also determine that we will not recover the carrying amount of the property upon disposition.  This inability to reallocate our capital promptly could negatively affect our financial condition, including our ability to make distributions to our security holders.

We are subject to risks involved in real estate activity through joint ventures.

We currently, and may continue to in the future, develop and acquire properties in joint ventures with unrelated third parties.  Joint ventures create risks including the following:

•

The possibility that our partners might refuse or be financially unable to make capital contributions when due or may fail to meet contractual obligations to cover development cost overruns and therefore we may be forced to make contributions to protect our investments;

•	These projects generally use mortgage debt to finance their activities at a higher leverage level than how we finance the Company as a whole;
•	We may be responsible to our partners for indemnifiable losses;
•	Our partners might at any time have business or economic goals that are inconsistent with ours; and
•	Our partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests.

At times we have entered into agreements providing for joint and several liability with our partners.  We also have in the past and could choose in the future to guarantee part of or all of certain joint venture debt.  We and our respective joint venture partners may each have the right to trigger a buy-sell arrangement that could cause us to sell our interest, or acquire our partner's interest, at a time or price that is unfavorable to us.  To the extent we have commitments to, on behalf of or are dependent on any such off-balance sheet commitments, or if those commitments or their properties or leases are subject to material contingencies, our liquidity and financial condition could be adversely affected.

In some instances, our joint venture partners may also have competing interests or objectives that could create conflicts of interest similar to those noted above. These objectives may be contrary to our compliance with the REIT requirements, and our REIT status could be jeopardized if any of our joint ventures do not operate in compliance with those requirements. To the extent our partners do not meet their obligations to us or our joint ventures, or they take actions inconsistent with the interests of the joint venture, it could have a negative effect on our results of operations and financial condition, including distributions to our security holders.

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

Environmental sustainability, social and governance evaluations remain highly important to some investors and other stakeholders.  Certain organizations that provide corporate governance and other corporate risk advisory services to investors have developed scores and ratings to evaluate companies and investment funds based upon ESG metrics.  Many investors focus on positive ESG-related business practices and scores when choosing to allocate their capital and may consider a company's score as a reputational or other factor in making an investment decision.  Investors' increased focus and activism related to ESG and similar matters may constrain our business operations or increase expenses or capital expenditures. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of ESG factors.  We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies.  Although we have generally scored highly in these metrics to date, there can be no assurance that we will continue to score highly in the future.  In addition, the criteria by which companies are rated for ESG efforts may change, which could cause us to receive lower scores than in previous years.  A low ESG score could result in a negative perception of the Company, exclusion of our securities from consideration by certain investors who may elect to invest with our competition instead and/or cause investors to reallocate their capital away from the Company, all of which could have an adverse impact on the price of our securities.

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

The stock markets, including the New York Stock Exchange on which we list our Common Shares, have experienced significant price and volume fluctuations over time.  As a result, the market price of our Common Shares could be similarly volatile.  Investors in our Common Shares consequently may experience a decrease in the value of their shares, including decreases due to this volatility and not necessarily related to our operating performance or prospects.  Additionally, the market price of our Common Shares may decline or fluctuate significantly in response to the sale of substantial amounts of our Common Shares, or the anticipation of the sale of such shares, by large holders of our securities, as well as our inclusion or exclusion from stock indices.  The issuance of additional Common Shares by the Company, or the perception that such issuances might occur, could also cause significant volatility and decreases in the value of our shares.

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

Rising interest rates can increase costs and impact the value of the Company’s assets.

The Company is exposed to market risk from financial instruments primarily from changes in market interest rates.  Such risks derive from the refinancing of debt, exposure to interest rate fluctuations in floating rate debt and from derivative instruments utilized to swap fixed rate debt to floating rates or to hedge rates in anticipation of future debt issuances.  Increases in interest rates would increase our interest expense and the costs of refinancing existing debt.  Higher interest rates could also result in increased capitalization rates, which may lead to reduced valuations of the Company’s assets.

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

Any additional issuance of Common Shares or Units would reduce the percentage of our Common Shares and Units owned by existing investors. In most circumstances, shareholders and unitholders will not be entitled to vote on whether or not we issue additional Common Shares or Units. In addition, depending on the terms and pricing of additional offerings of our Common Shares or Units along with the value of our properties, our shareholders and unitholders could experience dilution in both the book value and fair value of their Common Shares or Units, as well as dilution in our actual and expected earnings per share, funds from operations (“FFO”) per share and Normalized FFO per share.

Regulatory and Tax Risks

The adoption of, or changes in, rent control or rent stabilization regulations and eviction regulations in our markets could have an adverse effect on our operations and property values.

A growing number of state and local governments have enacted and may continue to consider enacting and/or expanding rent control, rent stabilization or other regulations, which limit or could continue to limit our ability to raise rents or charge certain fees, either of which could have a retroactive effect. We continue to see increases in governmental entities considering or being urged by advocacy groups to consider rent forgiveness, rent control or rent stabilization regulations or expand coverage of existing regulations in our markets.  These regulations may also make changes to and/or expand eviction and other tenants’ rights regulations that may limit our ability to enforce residents’ or tenants’ contractual rental obligations (such as eviction moratoriums), pursue collections or charge certain fees, which could have an adverse impact on our operations and property values.

Compliance or failure to comply with regulatory requirements could result in substantial costs.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements, building and zoning codes, environmental and other ESG regulations, and federal, state and local accessibility requirements, including and in addition to those imposed by the Americans with Disabilities Act and the Fair Housing Act. Noncompliance could result in fines, subject us to lawsuits and require us to remediate or repair the noncompliance. Existing requirements could change and compliance with future requirements may require significant unanticipated expenditures that could adversely affect our financial condition or results of operations.

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

If we fail to qualify as a REIT, we would be subject to U.S. federal income tax at regular corporate rates and would have to pay significant income taxes unless the Internal Revenue Service (“IRS”) granted us relief under certain statutory provisions.  In addition, we would remain disqualified from taxation as a REIT for four years following the year in which we failed to qualify as a REIT.  We would therefore have less money available for investments or for distributions to security holders and would no longer be required to make distributions to security holders.  This would likely have a significant negative impact on the value of our securities.

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

In order to maintain qualification as a REIT under the Code, a REIT must annually distribute to its shareholders at least 90% of its REIT taxable income, excluding the dividends paid deduction and net capital gains.  To the extent the REIT does not distribute all its net capital gain, or distributes at least 90%, but less than 100% of its REIT taxable income, it will be required to pay regular U.S. federal income tax on the undistributed amount at corporate rates.  In addition, we will be subject to a 4% nondeductible excise tax on amounts, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains and 100% of our undistributed income from prior years.  We may not have sufficient cash or other liquid assets to meet the 90% distribution requirement. We may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received.  We may incur a reduction in tax depreciation without a reduction in capital expenditures.  Difficulties in meeting the 90% distribution requirement might arise due to competing demands for our funds or due to timing differences between tax reporting and cash distributions, because deductions may be disallowed, income may be reported before cash is received, expenses may have to be paid before a deduction is allowed or because the IRS may make a determination that adjusts reported income.  In addition, gain from the sale of property may exceed the amount of cash received on a leverage-neutral basis.  A substantial increase to our taxable income may reduce the flexibility of the Company to manage its portfolio through dispositions of properties other than through tax deferred transactions, such as Section 1031 exchanges, or cause the Company to borrow funds or liquidate investments on unfavorable terms in order to meet these distribution requirements.  If we do not dispose of our properties through tax deferred transactions, we may be required to distribute the gain proceeds to shareholders or pay income tax.  If we fail to satisfy the 90% distribution requirement and are unable to cure the deficiency, we would cease to be taxed as a REIT, resulting in substantial tax-related liabilities.

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

General Risk Factors

Risk of Pandemics or Other Health Crisis.

A pandemic, epidemic or other health crisis, similar to the ongoing outbreak of COVID-19, affecting areas where our properties, corporate/regional offices or major service providers are located could have an adverse effect on our business, results of operations, cash flows and financial condition.

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

We may periodically collect and store personally identifiable information of our residents and prospective residents in connection with our leasing activities, and we may collect and store personally identifiable information of our employees and their dependents.  In addition, we often engage third-party service providers that may have access to such personally identifiable information in connection with providing necessary information technology, security and other business services to us.  The systems of these third-party service providers may contain defects in design or other problems that could unexpectedly compromise personally identifiable information.  Although we make efforts to maintain the security and integrity of our information technology networks and those of our third-party providers and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

We address potential breaches or disclosure of this confidential personally identifiable information by implementing a variety of security measures intended to protect the confidentiality and security of this information including (among others):  (a) engaging reputable, recognized firms to help us design and maintain our information technology and data security systems; (b) conducting periodic testing and verification of information and data security systems, including performing ethical hacks of our systems to discover where any vulnerabilities may exist; (c) providing periodic employee awareness training around phishing and other scams, malware and other cyber risks; and (d) systematically deleting personally identifiable information that no longer is required.  The Company also has a cyber liability insurance policy to provide some coverage for certain risks arising out of data and network breaches and data privacy regulations which provides a policy aggregate limit and a per occurrence deductible.  Cyber liability insurance generally covers, among other things, costs associated with the wrongful release, through inadvertent breach or network attack, of personally identifiable information.  However, there can be no assurance that these measures will prevent a cyber incident or that our cyber liability insurance coverage will be sufficient to cover our losses in the event of a cyber incident.

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

Our ability to identify, implement and maintain appropriate information technology systems differentiates and creates competitive advantages for us in the operations of our business.  These systems often are developed and hosted by third-party vendors whom we rely upon for ongoing maintenance, upgrades and enhancements.  While we maintain a rigorous process around selecting appropriate information technology systems and partnering with vendors, our failure to adequately do so could negatively impact our operations and competitive position.

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

Catastrophic weather and natural disaster risk:  Our properties may be located in areas that could experience catastrophic weather and other natural disasters from time to time, including wildfires, snow or ice storms, hail, windstorms or hurricanes, drought, flooding or other severe disasters.  These severe weather and natural disasters could cause substantial damages or losses to our properties which may not be covered or could exceed our insurance coverage.  Exposure to this risk could also result in a decrease in demand for properties located in these areas or affected by these conditions.

Climate change risk: To the extent that significant changes in the climate occur in areas where our properties are located, we may experience severe weather, which may result in physical damage to or decrease the demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, significant property damage or destruction of our properties could result.  In addition, climate change could cause a significant increase in insurance premiums and deductibles or a decrease in the availability of coverage, either of which could expose the Company to even greater uninsured losses. Our financial condition or results of operations may be adversely affected. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could adversely impact the value of our properties or result in increased capital expenditures on our existing properties and our new development properties.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2021, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 310 properties located in 10 states and the District of Columbia consisting of 80,407 apartment units.  See Item 1, Business, for additional information regarding the Company’s properties and the markets/metro areas upon which we are focused.  The Company’s properties are summarized by building type in the following table:

Type	Properties	Apartment Units	Average Apartment Units
Garden	96	24,489	255
Mid/High-Rise	214	55,918	261
	310	80,407	259

Garden-style are generally defined as properties with two and/or three story buildings while mid-rise/high-rise are generally defined as properties with greater than three story buildings.  These two property types typically provide residents with amenities, such as rooftop decks and swimming pools, fitness centers and community rooms.  In addition, many of our urban properties have non-residential components, such as parking garages and/or retail spaces.

The Company’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	294	76,861
Partially Owned Properties – Consolidated	16	3,546
	310	80,407

The following table sets forth certain information by market relating to the Company’s properties at December 31, 2021:

Portfolio Summary
Markets/Metro Areas	Properties	Apartment Units	% of Stabilized Budgeted NOI (1)	Average Rental Rate (2)
Established Markets:
Los Angeles	66	15,259	18.6%	$2,673
Orange County	13	4,028	5.3%	2,427
San Diego	11	2,706	3.7%	2,598
Subtotal – Southern California	90	21,993	27.6%	2,619

San Francisco	44	11,830	16.0%	2,957
Washington D.C.	48	14,851	15.5%	2,358
New York	36	9,343	13.7%	3,597
Boston	27	7,170	11.4%	3,049
Seattle	46	9,525	11.0%	2,332

Expansion Markets:
Denver	8	2,498	2.6%	2,197
Atlanta	4	1,215	1.0%	1,935
Dallas/Ft. Worth	4	1,241	0.8%	1,868
Austin	3	741	0.4%	1,694

Total	310	80,407	100.0%	$2,696

Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

(1)

% of Stabilized Budgeted NOI - Represents original budgeted 2022 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

(2)

Average Rental Rate - Total residential rental revenues reflected on a straight-line basis in accordance with GAAP divided by the weighted average occupied apartment units for the reporting period presented.

The following tables provide a rollforward of the apartment units included in Same Store Properties (please refer to the Definitions section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Properties	Apartment Units
Same Store Properties at December 31, 2020	285	73,585
2019 acquisitions stabilized	12	3,323
2021 dispositions	(14)	(3,053)
Lease-up properties stabilized	1	222
Same Store Properties at December 31, 2021	284	74,077

	Year Ended December 31, 2021
	Properties	Apartment Units
Same Store	284	74,077
Non-Same Store:
2021 acquisitions	17	4,747
2020 acquisitions	1	158
2019 acquisitions not yet stabilized	1	217
Lease-up properties not yet stabilized (1)	6	1,207
Other	1	1
Total Non-Same Store	26	6,330
Total Properties and Apartment Units	310	80,407

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

As of December 31, 2021, the Company’s same store occupancy was 96.4% and its total portfolio-wide occupancy, which includes completed development properties in various stages of lease-up, was 95.7%.  Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation.

The properties in various stages of development and lease-up at December 31, 2021 are included in the following table:

Development and Lease-Up Projects as of December 31, 2021
(Amounts in thousands except for project and apartment unit amounts)

				Total	Total
			No. of	Budgeted	Book			Estimated/Actual				Percentage
		Ownership	Apartment	Capital	Value	Total	Percentage	Start	Initial	Completion	Stabilization	Leased /
Projects	Location	Percentage	Units	Cost (1)	to Date	Debt (2)	Completed	Date	Occupancy	Date	Date	Occupied
CONSOLIDATED:
Projects Under Development:
9th and W (3)	Washington, DC	92%	312	$108,027	$24,307	$—	16%	Q3 2021	Q2 2023	Q3 2023	Q3 2024	– / –
Projects Under Development - Consolidated			312	108,027	24,307	—
Projects Completed Not Stabilized:
The Edge (fka 4885 Edgemoor Lane) (3)	Bethesda, MD	100%	154	75,271	73,091	—	100%	Q3 2019	Q3 2021	Q3 2021	Q3 2022	62% / 54%
Aero Apartments	Alameda, CA	90%	200	117,794	113,361	61,662	100%	Q3 2019	Q2 2021	Q2 2021	Q2 2022	71% / 70%
Alcott Apartments (fka West End Tower)	Boston, MA	100%	470	409,749	398,138	—	98%	Q2 2018	Q3 2021	Q4 2021	Q1 2023	52% / 43%
Projects Completed Not Stabilized - Consolidated			824	602,814	584,590	61,662
UNCONSOLIDATED: (4)
Projects Under Development:
Alloy Sunnyside	Denver, CO	80%	209	66,004	15,554	—	12%	Q3 2021	Q2 2023	Q4 2023	Q3 2024	– / –
Alexan Harrison	Harrison, NY	62%	450	198,664	52,041	—	4%	Q3 2021	Q3 2023	Q2 2024	Q4 2025	– / –
Solana Beeler Park	Denver, CO	90%	270	79,956	12,739	—	1%	Q4 2021	Q4 2023	Q2 2024	Q1 2025	– / –
Projects Under Development - Unconsolidated			929	344,624	80,334	—
Total Development Projects - Consolidated			1,136	710,841	608,897	61,662
Total Development Projects - Unconsolidated			929	344,624	80,334	—
Total Development Projects			2,065	$1,055,465	$689,231	$61,662

(1)

Total Budgeted Capital Cost – Estimated remaining cost for projects under development and/or developed plus all capitalized costs incurred to date, including land acquisition costs, construction costs, capitalized real estate taxes and insurance, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, plus any estimates of costs remaining to be funded for all projects, all in accordance with GAAP.  Amounts for partially owned consolidated and unconsolidated properties are presented at 100% of the project.

(2)

All non-wholly owned projects are being partially funded with project-specific construction loans. None of these loans are recourse to the Company.  As of December 31, 2021, no draws have been made on the construction loans for 9th and W, Alloy Sunnyside, Alexan Harrison or Solana Beeler Park.

(3)	The land under these projects are subject to long-term ground leases.
(4)

The Company has six unconsolidated development joint ventures as of December 31, 2021.  In addition to the three projects disclosed in “Projects Under Development – Unconsolidated” above, the Company has three additional unconsolidated joint venture projects that have not yet started but are expected to do so in 2022 and eventually deliver approximately 1,005 apartment units.

Item 3. Legal Proceedings

As of December 31, 2021, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Share/Unit Information (Equity Residential and ERP Operating Limited Partnership)

The Company’s Common Shares trade on the New York Stock Exchange under the trading symbol EQR.  There is no established public market for the Operating Partnership’s Units (OP Units and restricted units).  At February 11, 2022, the number of record holders of Common Shares was approximately 1,850 and 375,917,242 Common Shares were outstanding.  At February 11, 2022, the number of record holders of Units in the Operating Partnership was approximately 475 and 388,789,846 Units were outstanding.

Unregistered Common Shares Issued in the Quarter Ended December 31, 2021 (Equity Residential)

During the quarter ended December 31, 2021, EQR issued 200,245 Common Shares in exchange for 200,245 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to the Company’s Common Shares that may be issued under its existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	4,387,833	$60.65	12,092,912
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)

The amounts shown in columns (a) and (b) of the above table do not include 309,876 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company’s 2011 Share Incentive Plan, as amended (the “2011 Plan”), and 2019 Share Incentive Plan, as amended (the “2019 Plan”), and outstanding Common Shares that have been purchased by employees and trustees under the Company’s ESPP.

(2)	Includes 9,539,478 Common Shares that may be issued under the 2019 Plan and 2,553,434 Common Shares that may be sold to employees and trustees under the ESPP.

On June 27, 2019, the shareholders of EQR approved the Company's 2019 Plan and the Company filed a Form S-8 registration statement to register 11,331,958 Common Shares under this plan. As of December 31, 2021, 9,539,478 shares were available for future issuance. In conjunction with the approval of the 2019 Plan, no further awards may be granted under the 2011 Plan. The 2019 Plan expires on June 27, 2029.

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

In addition, these forward-looking statements are subject to risks related to the COVID-19 pandemic and its accompanying variants, many of which are unknown, including the duration, severity and the extent of the adverse health impact on the general population, our residents and employees, the distribution, effectiveness and acceptance of vaccines and testing, the overall reopening progress in the cities in which we operate, the potential long-term changes in customer preferences for living in our communities and the impact of operational changes we have implemented and may implement in response to the pandemic.

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

COVID-19 Impact

The Company continues to monitor and respond to the ongoing effects of the COVID-19 pandemic.  Its duration, severity and the extent of its adverse health impact on the general population, our residents and employees, along with the distribution, effectiveness and acceptance of vaccines and testing and pace and degree of recovery from the pandemic are among the many unknowns that have had or could continue to have a significant impact on the Company.  These, among other items, have impacted the economy, the unemployment rate and our operations and could materially affect our future consolidated results of operations, financial condition, liquidity, investments and overall performance.  Despite the impact of COVID-19, we continue to believe that the long-term prospects for our business remain strong.  For additional details, see Item 1A, Risk Factors.

Results of Operations

2020 and 2021 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the years ended December 31, 2020 and 2021:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2019	309	79,962
Acquisitions:
Consolidated Rental Properties – Not Stabilized (1)	1	158	$48,860	4.7%
			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(6)	(2,231)	$(1,066,861)	(4.5)%
12/31/2020	304	77,889
			Purchase Price	Acquisition Cap Rate
Acquisitions:
Consolidated Rental Properties	13	3,533	$1,249,679	3.7%
Consolidated Rental Properties – Not Stabilized (2)	4	1,214	$459,700	4.0%
			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(14)	(3,053)	$(1,716,775)	(3.7)%
Completed Developments – Consolidated	3	824
12/31/2021	310	80,407

(1)	The Company acquired one property during the year ended December 31, 2020 in the Seattle market that was in lease-up and is expected to stabilize in its second year of ownership.
(2)

The Company acquired four properties during the year ended December 31, 2021, one each in the Denver, Atlanta, Seattle and Dallas/Ft. Worth markets, that are in lease-up and are expected to stabilize in their second year of ownership at the combined Acquisition Cap Rate listed above.

Acquisitions

•	The consolidated property acquired in 2020 was located in the Seattle market;
•

The consolidated properties acquired in 2021 are located in the Atlanta (4), Austin (3), Boston, Dallas/Ft. Worth (4), Denver (3), Seattle and Washington D.C. markets.  The Atlanta, Austin and Dallas/Ft. Worth acquisitions marked the Company’s re-entry into these markets;

•	Approximately $1.4 billion, or 82.0% of all acquisition activity in 2021, was in expansion markets; and
•	The Company funded the 2021 acquisitions by selling older assets located within established markets that no longer met our long-term investment criteria.

Dispositions

•	The consolidated properties disposed of in 2020 were located in the Phoenix, San Diego, San Francisco (3) and Washington D.C. markets and the sales generated an Unlevered IRR of 10.2%; and
•	The consolidated properties disposed of in 2021 were located in the Los Angeles (6), New York, San Francisco (5), Seattle and Washington D.C. markets and the sales generated an Unlevered IRR of 10.4%.

Developments

•

The Company completed construction on three consolidated apartment properties during 2021, located in the San Francisco, Washington D.C. and Boston markets, consisting of 824 apartment units totaling approximately $602.8 million of development costs; and

•

The Company commenced construction on one consolidated and three unconsolidated apartment properties during 2021, located in the Denver (2), New York and Washington D.C. markets, consisting of 1,241 apartment units totaling approximately $452.7 million of expected development costs.

Investments in Unconsolidated Entities

•

The Company entered into six separate unconsolidated joint ventures during 2021 for the purpose of developing vacant land parcels in Texas (3), Colorado (2) and New York.  The Company’s total investment in these six joint ventures is approximately $72.2 million as of December 31, 2021.  Three of the projects are related to the Company’s joint venture development program with Toll Brothers, Inc. (“Toll”) discussed below; and

•

Pursuant to our strategic partnership with Toll, the Company and Toll entered into three separate joint venture agreements during 2021.  The projects have not yet started but are expected to do so in 2022.  Toll will act as managing member of each project overseeing approvals, design and construction.  See Notes 6 and 16 in the Notes to Consolidated Financial Statements for additional discussion.

See Note 4 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

Future Outlook

•

The Company’s guidance assumes consolidated rental acquisitions of approximately $2.0 billion and consolidated rental dispositions of approximately $2.0 billion during the year ending December 31, 2022; and

•

We currently anticipate spending approximately $200.0 million on development costs during the year ending December 31, 2022, primarily for consolidated and unconsolidated properties currently under construction (amount only includes our share of development costs).

The above 2022 guidance assumptions are based on current expectations and are forward-looking.

Comparison of the year ended December 31, 2021 to the year ended December 31, 2020

The following table presents a reconciliation of diluted earnings per share/unit for the year ended December 31, 2021 as compared to the same period in 2020:

Year Ended December 31
Diluted earnings per share/unit for full year 2020	$2.45
Property NOI	(0.35)
Interest expense	0.14
Debt extinguishment costs	0.10
Corporate overhead (1)	(0.03)
Net gain/loss on property sales	1.38
Non-operating asset gains/losses	(0.02)
Impairment – non-operating assets	(0.04)
Depreciation expense	(0.04)
Other	(0.05)
Diluted earnings per share/unit for full year 2021	$3.54

(1)	Corporate overhead includes property management and general and administrative expenses.

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Year Ended December 31,		2021 vs. 2020
	2021	2020	$ Change	% Change
Operating income	$1,675,841	$1,317,990	$357,851	27.2%
Adjustments:
Property management	98,155	93,825	4,330	4.6%
General and administrative	56,506	48,305	8,201	17.0%
Depreciation	838,272	820,832	17,440	2.1%
Net (gain) loss on sales of real estate properties	(1,072,183)	(531,807)	(540,376)	101.6%
Impairment	16,769	—	16,769	—
Total NOI	$1,613,360	$1,749,145	$(135,785)	(7.8)%
Rental income:
Same store	$2,342,257	$2,425,025	$(82,768)	(3.4)%
Non-same store/other	121,740	146,680	(24,940)	(17.0)%
Total rental income	2,463,997	2,571,705	(107,708)	(4.2)%
Operating expenses:
Same store	803,995	780,381	23,614	3.0%
Non-same store/other	46,642	42,179	4,463	10.6%
Total operating expenses	850,637	822,560	28,077	3.4%
NOI:
Same store	1,538,262	1,644,644	(106,382)	(6.5)%
Non-same store/other	75,098	104,501	(29,403)	(28.1)%
Total NOI	$1,613,360	$1,749,145	$(135,785)	(7.8)%

Note: See Note 17 in the Notes to Consolidated Financial Statements for detail by reportable segment/market.  Non-same store/other NOI results consist primarily of properties acquired in calendar years 2020 and 2021, operations from the Company’s development properties and operations prior to disposition from 2020 and 2021 sold properties.

•	The decrease in same store rental income is due primarily to the negative cumulative impact of leasing activity at lower Average Rental Rates, particularly in late 2020 and early 2021.
•	The increase in same store operating expenses is due primarily to:
•

Utilities – A $10.2 million increase due to water, sewer and trash charges (approximately 65% of total) increasing as a result of both higher usage and rate, as well as increases in natural gas and electric charges (approximately 35% of total) due to higher commodity prices;

•	Real estate taxes – A $5.2 million increase due to modest rate growth, partially offset by reduced assessed values in certain locations; and
•

Repairs and maintenance – A $5.2 million increase primarily driven by low comparable period expense growth due to the pandemic along with increases in minimum wage on contract services and maintenance repairs in 2021.

•

The decrease in non-same store/other NOI is due primarily to a negative impact of lost NOI from 2020 and 2021 dispositions of $50.2 million, partially offset by a positive impact of higher NOI from non-stabilized properties acquired between 2019 and 2021 of $21.1 million.

•	The decrease in consolidated total NOI is primarily a result of the Company’s lower NOI from same store properties, largely due to the economic impact from the COVID-19 pandemic.

See the Same Store Results section below for additional discussion of those results.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies.  These expenses increased approximately $4.3 million or 4.6% during the year ended December 31, 2021 as compared to 2020.  This increase is primarily attributable to increases in payroll-related costs, legal and professional fees and information technology-related costs specifically for various operating initiatives such as sales-focused improvements and service enhancements.  The expenses in 2020 were lower than normal due to the impact of COVID-19.

General and administrative expenses, which include corporate operating expenses, increased approximately $8.2 million or 17.0% during the year ended December 31, 2021 as compared to 2020, primarily due to increases in payroll-related costs, partially offset by decreases in office rent as a result of the consolidation of space at the Company’s corporate headquarters.  The expenses in 2020 were lower than normal due to the impact of COVID-19.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $17.4 million or 2.1% during the year ended December 31, 2021 as compared to 2020, primarily as a result of additional depreciation expense on properties acquired in 2020 and 2021 and development properties placed in service during 2021, partially offset by in-place leases for 2019 acquisitions being fully depreciated as of December 31, 2020 and the Company being a net seller during 2020, which resulted in lower depreciation in the current period.

Net gain on sales of real estate properties increased approximately $540.4 million or 101.6% during the year ended December 31, 2021 as compared to 2020, primarily as a result of a higher sales volume with the sale of fourteen consolidated apartment properties in 2021 as compared to the sale of six consolidated apartment properties in the same period in 2020.

Impairment increased approximately $16.8 million during the year ended December 31, 2021 as compared to 2020, due to an impairment charge in 2021 on one land parcel held for development compared to no impairment charges taken during 2020.

Interest and other income increased approximately $19.7 million during the year ended December 31, 2021 as compared to 2020.  The increase is primarily due to a gain of $23.4 million on the sale of various investment securities that occurred during 2021 but not during 2020, partially offset by decreases in insurance/litigation settlement proceeds and other non-comparable items that occurred during 2020 but not during 2021.

Other expenses increased approximately $1.8 million or 10.1% during the year ended December 31, 2021 as compared to 2020, primarily due to an increase in various litigation and environmental reserves/settlements and an increase in ground lease finance charges, partially offset by a decrease in advocacy contributions.

Interest expense, including amortization of deferred financing costs, decreased approximately $92.8 million or 24.8% during the year ended December 31, 2021 as compared to 2020.  The decrease is primarily due to lower debt extinguishment costs as well as lower overall interest rates and debt balances in 2021 as compared to 2020.  The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the year ended December 31, 2021 was 3.52% as compared to 3.94% in 2020.  The Company capitalized interest of approximately $15.9 million and $10.2 million during the years ended December 31, 2021 and 2020, respectively.

Net gain on sales of land parcels decreased approximately $34.2 million during the year ended December 31, 2021 as compared to 2020, primarily as a result of the sale of two land parcels in 2020 as compared to no sales in 2021.

Net (income) loss attributable to Noncontrolling Interests in partially owned properties increased approximately $3.1 million or 20.9% during the year ended December 31, 2021 as compared to 2020, primarily as a result of higher noncontrolling interest allocations from higher gains on the sale of one partially owned apartment property in 2021 as compared to the sale of one partially owned apartment property in 2020.

For comparison of the year ended December 31, 2020 to the year ended December 31, 2019, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2020.

Same Store Results

Properties that the Company owned and were stabilized for all of both 2021 and 2020 (the “2021 Same Store Properties”), which represented 74,077 apartment units, drove the Company’s results of operations.  Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

The following table provides comparative total same store results and statistics for the 2021 Same Store Properties:

2021 vs. 2020

Same Store Results/Statistics Including 74,077 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

2021								2020
	Residential	% Change	Non- Residential		% Change	Total	% Change		Residential	Non- Residential	Total
Revenues	$2,253,068	(4.6%)	$89,189	(1)	40.1%	$2,342,257	(3.4%)	Revenues	$2,361,359	$63,666	$2,425,025
Expenses	$779,729	2.8%	$24,266		9.7%	$803,995	3.0%	Expenses	$758,257	$22,124	$780,381
NOI	$1,473,339	(8.1%)	$64,923		56.3%	$1,538,262	(6.5%)	NOI	$1,603,102	$41,542	$1,644,644

Average Rental Rate	$2,640	(5.6%)						Average Rental Rate	$2,797
Physical Occupancy	96.1%	1.1%						Physical Occupancy	95.0%
Turnover	44.4%	(8.5%)						Turnover	52.9%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

(1)	Changes in same store Non-Residential revenues are primarily driven by the write-off of Non-Residential straight-line lease receivables in 2020 and lower bad debt in 2021.

The following table provides results and statistics related to our Residential same store operations for the years ended December 31, 2021 and 2020:

2021 vs. 2020

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	2021 % of Actual NOI	2021 Average Rental Rate	2021 Weighted Average Physical Occupancy %	2021 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	15,259	20.5%	$2,501	96.6%	41.5%	(0.7%)	1.0%	(10.4%)
Orange County	4,028	5.7%	2,318	97.7%	34.6%	2.9%	1.0%	(10.7%)
San Diego	2,706	4.1%	2,484	97.6%	43.1%	4.6%	0.6%	(5.9%)
Subtotal – Southern California	21,993	30.3%	2,465	96.9%	40.4%	0.5%	0.9%	(9.9%)

San Francisco	11,630	18.0%	2,900	95.1%	48.2%	(11.3%)	0.6%	(8.7%)
Washington D.C.	14,322	17.5%	2,332	96.5%	45.3%	(4.3%)	0.9%	(5.0%)
New York	9,343	12.1%	3,497	95.2%	37.5%	(9.6%)	2.4%	(13.8%)
Seattle	8,819	10.6%	2,274	95.6%	50.6%	(7.1%)	0.2%	(4.0%)
Boston	6,346	9.6%	2,883	95.7%	47.0%	(7.0%)	1.5%	(9.3%)
Denver	1,624	1.9%	2,066	96.6%	60.2%	1.4%	1.7%	(9.8%)

Total	74,077	100.0%	$2,640	96.1%	44.4%	(5.6%)	1.1%	(8.5%)

Note: The above table reflects Residential same store results only.  Residential operations account for approximately 96.1% of total revenues for the year ended December 31, 2021.

Despite the significant impact from the pandemic on our business, which is reflected in the results for the year ended December 31, 2021, a strong recovery continues across our portfolio.  Robust economic growth coupled with reopening of cities drove our operations to recover rapidly with significant demand for our apartments in all of our markets.  This has led to high Physical Occupancy, increased pricing power and a material reduction in Leasing Concessions.  Key operating drivers for this performance during 2021 include:

•

Pricing – There has been significant improvement in pricing (net of Leasing Concessions) since the end of the fourth quarter of 2020, with pricing reaching or exceeding pre-pandemic levels.  Monthly Residential Leasing Concessions granted have also declined significantly from their peak of $6.1 million per month in February 2021 and have now returned to more normalized pre-pandemic levels.

•	Physical Occupancy – Physical Occupancy was 96.6% for the fourth quarter of 2021 and remained strong for the year ended December 31, 2021 at 96.1%.

•

Percentage of Residents Renewing and Turnover – Our strategy of focusing on resident renewals continued to deliver strong results.  We reported the lowest Turnover in our history for both the fourth quarter of 2021 (9.4%) and the full year of 2021 (44.4%), which we believe reaffirms the demand and desirability for our product.  Results have been positive to date as the Percentage of Residents Renewing continues to improve with the fourth quarter of 2021 above 60%, which is higher than 2019 levels.

Despite strong rent collections throughout the pandemic, the financial impact from a small subset of our residents and Non-Residential tenants not paying has led to higher levels of bad debt than we have historically experienced.  We continue to work with our residents and Non-Residential tenants on meeting their financial obligations.  During the year ended December 31, 2021, the Company received governmental rental assistance payments paid on behalf of residents of approximately $34.7 million with approximately $16.3 million of that received in the fourth quarter of 2021.  Despite receipt of these payments, our reserves and bad debt remained elevated in 2021.  Our bad debt allowance policies remain consistent with those in place before the pandemic.

Liquidity and Capital Resources

With approximately $2.2 billion in readily available liquidity, a strong balance sheet, limited near-term maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and opportunities.  See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash flow provided by (used for):
Operating activities	$1,260,184	$1,265,536	$1,456,984
Investing activities	$(434,620)	$663,586	$(771,824)
Financing activities	$(565,056)	$(1,946,393)	$(684,474)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the year ended December 31, 2021.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties.  Cash provided by operating activities for the year ended December 31, 2021 as compared to 2020, declined by approximately $5.4 million as a direct result of the NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures.  For 2021, key drivers were:

•	Acquired seventeen consolidated rental properties for approximately $1.7 billion in cash;
•	Disposed of fourteen consolidated rental properties, receiving net proceeds of approximately $1.7 billion;
•	Invested in six separate unconsolidated development joint ventures for approximately $48.5 million in cash;
•	Invested $206.4 million primarily in development projects;
•	Purchased $168.3 million of various investment securities and other investments;
•	Sold various investment securities, receiving net proceeds of $191.4 million; and
•	Invested $151.0 million in capital expenditures to real estate presented in the table below.

For the year ended December 31, 2021, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Year Ended December 31, 2021

	Same Store Properties	Non-Same Store Properties/Other	Total	Same Store Avg. Per Apartment Unit
Total Apartment Units	74,077	6,330	80,407

Building Improvements	$87,456	$1,570	$89,026	$1,181
Renovation Expenditures (1)	28,558	297	28,855	385
Replacements	31,374	1,764	33,138	424
Total Capital Expenditures to Real Estate	$147,388	$3,631	$151,019	$1,990

(1)	Renovation Expenditures – Amounts for 1,347 same store apartment units approximated $21,201 per apartment unit renovated.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders and other Common Share activity.  In 2021, key drivers were:

•	Obtained $28.5 million in 3.58% fixed rate mortgage debt maturing on March 1, 2031;
•	Obtained $29.9 million in variable rate construction mortgage debt that is non-recourse to the Company maturing on June 25, 2022;
•

Issued $500.0 million of ten-year 1.85% unsecured notes due 2031, receiving net proceeds of approximately $497.5 million before underwriting fees and other expenses.  This was the Company’s second ever green bond offering;

•	Repaid $164.3 million of mortgage loans (inclusive of scheduled principal repayments);
•

Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $89.7 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis); and

•

Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $940.7 million.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021	December 31, 2020
Cash and cash equivalents	$123,832	$42,591
Restricted deposits	$236,404	$57,137
Unsecured revolving credit facility availability	$2,181,372	$1,984,051

Credit Facility and Commercial Paper Program

The Company has a $2.5 billion unsecured revolving credit facility maturing November 1, 2024.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans.  The interest rate on advances under the facility will generally be the London Interbank Offered Rate (“LIBOR”) plus a spread (currently 0.775%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.

The unsecured revolving credit agreement contains provisions that establish a process for entering into an amendment to replace LIBOR under certain circumstances, such as the anticipated phase-out of LIBOR. See Item 7A for additional information with respect to the LIBOR transition.

The Company may borrow up to a maximum of $1.0 billion under its commercial paper program subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of February 11, 2022 (amounts in thousands):

February 11, 2022
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(300,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,507)
Unsecured revolving credit facility availability	$2,196,493

Dividend Policy

The Company determines its dividends/distributions based on actual and projected financial conditions, the Company’s actual and projected liquidity and operating results, the Company’s projected cash needs for capital expenditures and other investment activities and such other factors as the Company’s Board of Trustees deems relevant.  The Company declared a dividend/distribution for each quarter in 2021 of $0.6025 per share/unit, consistent with the amount paid in 2020.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in January 2022 amounted to $233.5 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended December 31, 2021.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions.  The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high.  The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $28.3 billion in investment in real estate on the Company’s balance sheet at December 31, 2021, $24.5 billion or 86.7% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of December 31, 2021 is as follows:

Debt Summary as of December 31, 2021

($ in thousands)

	Debt Balances	% of Total
Secured	$2,191,201	26.3%
Unsecured	6,150,252	73.7%
Total	$8,341,453	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,896,472	22.8%
Unsecured – Public	5,835,222	69.9%
Fixed Rate Debt	7,731,694	92.7%
Floating Rate Debt:
Secured – Conventional	59,890	0.7%
Secured – Tax Exempt	234,839	2.8%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	315,030	3.8%
Floating Rate Debt	609,759	7.3%
Total	$8,341,453	100.0%

The following table summarizes the Company’s debt maturity schedule as of December 31, 2021:

Debt Maturity Schedule as of December 31, 2021

($ in thousands)

Year	Fixed Rate	Floating Rate		Total	% of Total
2022	$264,185	$376,904	(1)	$641,089	7.6%
2023	1,325,588	3,500		1,329,088	15.8%
2024	—	6,100		6,100	0.1%
2025	450,000	8,200		458,200	5.4%
2026	592,025	9,000		601,025	7.1%
2027	400,000	9,800		409,800	4.9%
2028	900,000	10,700		910,700	10.8%
2029	888,120	11,500		899,620	10.7%
2030	1,095,000	12,600		1,107,600	13.2%
2031	528,500	39,700		568,200	6.7%
2032+	1,350,850	138,900		1,489,750	17.7%
Subtotal	7,794,268	626,904		8,421,172	100.0%
Deferred Financing Costs and Unamortized (Discount)	(62,574)	(17,145)		(79,719)	N/A
Total	$7,731,694	$609,759		$8,341,453	100.0%

(1)	Includes $315.1 million in principal outstanding on the Company’s commercial paper program.

Interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2021, inclusive of capitalized interest, approximates $225.0 million annually for the next five years, with total remaining obligations of approximately $2.5 billion.  For floating rate debt, the current rate in effect for the most recent payment through December 31, 2021 is assumed to be in effect through the respective maturity date of each instrument.

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of debt at December 31, 2021.  See also Notes 8 and 16 in the Notes to Consolidated Financial Statements for additional discussion of contractual obligations and commitments as of December 31, 2021.

Capital Structure

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2021 is presented in the following table.  The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential

Capital Structure as of December 31, 2021

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$2,191,201	26.3%
Unsecured Debt			6,150,252	73.7%
Total Debt			8,341,453	100.0%	19.2%
Common Shares (includes Restricted Shares)	375,527,195	96.7%
Units (includes OP Units and Restricted Units)	12,659,027	3.3%
Total Shares and Units	388,186,222	100.0%
Common Share Price at December 31, 2021	$90.50
			35,130,853	99.9%
Perpetual Preferred Equity			37,280	0.1%
Total Equity			35,168,133	100.0%	80.8%
Total Market Capitalization			$43,509,586		100.0%

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2021 is presented in the following table.  The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership

Capital Structure as of December 31, 2021

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$2,191,201	26.3%
Unsecured Debt		6,150,252	73.7%
Total Debt		8,341,453	100.0%	19.2%
Total Outstanding Units	388,186,222
Common Share Price at December 31, 2021	$90.50
		35,130,853	99.9%
Perpetual Preference Units		37,280	0.1%
Total Equity		35,168,133	100.0%	80.8%
Total Market Capitalization		$43,509,586		100.0%

Financial Flexibility

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements.  The current program matures in June 2022 and gives EQR the authority to issue up to 13.0 million shares, all of which remain outstanding as of December 31, 2021, pending the settlement of the outstanding forward sale agreements.  These forward sale agreements allow the Company, at its election, to settle the agreements by issuing Common Shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement or, alternatively, to settle the agreements in whole or in part through the delivery or receipt of Common Shares or cash.  Issuances of shares under these forward sale agreements are classified as equity transactions.  Accordingly, no amounts relating to the forward sale agreements are recorded in the consolidated financial statements until settlement occurs.  Prior to any settlements, the only impact to the consolidated financial statements is the inclusion of incremental shares, if any, within the calculation of diluted net income per share using the treasury stock method (see Note 11 in the Notes to Consolidated Financial Statements for additional discussion).  The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current overnight federal funds rate and the amount of dividends paid to holders of the Company’s Common Shares over the term of the forward sale agreement.

As of February 11, 2022, the Company had entered into such forward sale agreements under this program for a total of approximately 1.7 million Common Shares at a weighted average initial forward price per share of $83.25.  As of February 11, 2022, no shares under the forward sale agreements had been settled.  These forward sale agreements must be settled by March 2023.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008, and no repurchases of any kind have occurred since February 2014.  As of February 11, 2022, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

We believe our ability to access capital markets is enhanced by ERPOP’s long-term senior debt ratings and short-term commercial paper ratings, as well as EQR’s long-term preferred equity ratings.  As of February 11, 2022, the ratings are as follows:

	Standard & Poor’s	Moody's
ERPOP's long-term senior debt rating	A-	A3
ERPOP's short-term commercial paper rating	A-2	P-2
EQR's long-term preferred equity rating	BBB	Baa1

See Note 18 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to December 31, 2021.

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

•	Leasing Concessions – Reflects upfront discounts on both new move-in and renewal leases on a straight-line basis.
•	Non-Residential – Consists of revenues and expenses from retail and public parking garage operations.
•	Non-Same Store Properties – For annual comparisons, primarily includes all properties acquired during 2020 and 2021, plus any properties in lease-up and not stabilized as of January 1, 2020.
•	Percentage of Residents Renewing – Leases renewed expressed as a percentage of total renewal offers extended during the reporting period.
•	Physical Occupancy – The weighted average occupied apartment units for the reporting period divided by the average of total apartment units available for rent for the reporting period.

•	Renovation Expenditures – Apartment unit renovation costs (primarily kitchens and baths) designed to reposition these units for higher rental levels in their respective markets.
•	Replacements – Includes appliances, mechanical equipment, fixtures and flooring (including hardwood and carpeting).
•	Residential – Consists of multifamily apartment revenues and expenses.
•

Same Store Properties – For annual comparisons, primarily includes all properties acquired or completed that are stabilized prior to January 1, 2020, less properties subsequently sold.  Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

•	Same Store Residential Revenues – Revenues from our same store properties presented on a GAAP basis which reflects the impact of Leasing Concessions on a straight-line basis.
•

% of Stabilized Budgeted NOI – Represents original budgeted 2022 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.

•

Total Budgeted Capital Cost – Estimated remaining cost for projects under development and/or developed plus all capitalized costs incurred to date, including land acquisition costs, construction costs, capitalized real estate taxes and insurance, capitalized interest and loan fees, permits, professional fees, allocated development overhead and other regulatory fees, plus any estimates of costs remaining to be funded for all projects, all in accordance with GAAP.  Amounts for partially owned consolidated and unconsolidated properties are presented at 100% of the project.

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

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements.  These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2021.

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

Impairment of Long-Lived Assets

The Company evaluates its long-lived assets, including its investment in real estate, for indicators of impairment at least quarterly.  The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal, regulatory and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties.  Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted.  Assessing impairment can be complex and involves a high degree of subjectivity in determining if indicators are present and in estimating the future undiscounted cash flows or the fair value of an asset.  In particular, these estimates are sensitive to significant assumptions, including the estimation of future rental revenues, operating expenses, discount and capitalization rates and our intent and ability to hold the related asset, all of which could be affected by our expectations about future market or economic conditions.  Assumptions are primarily subject to property-specific characteristics, especially with respect to our intent and ability to hold the related asset. While these property-specific assumptions can have a significant impact on the undiscounted cash flows or estimated fair value of a particular asset, our evaluation of the reported carrying values of long-lived assets during the current year were not particularly sensitive to external or market assumptions.

Acquisition of Investment Properties

The Company allocates the purchase price of properties that meet the definition of an asset acquisition to net tangible and identified intangible assets acquired based on their relative fair values using assumptions primarily based upon property-specific characteristics.  In making estimates of relative fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired or developed and existing comparable properties in our portfolio and other market data.  The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets/liabilities acquired.

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for each of the three years ended December 31, 2021:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$1,396,714	$962,501	$1,009,708
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(17,964)	(14,855)	(3,297)
Preferred/preference distributions	(3,090)	(3,090)	(3,090)
Net income available to Common Shares and Units / Units	1,375,660	944,556	1,003,321
Adjustments:
Depreciation	838,272	820,832	831,083
Depreciation – Non-real estate additions	(4,277)	(4,564)	(5,585)
Depreciation – Partially Owned Properties	(3,673)	(3,345)	(3,599)
Depreciation – Unconsolidated Properties	2,487	2,454	2,997
Net (gain) loss on sales of unconsolidated entities - operating assets	(1,304)	(1,636)	(69,522)
Net (gain) loss on sales of real estate properties	(1,072,183)	(531,807)	(447,637)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	15,650	11,655	—
FFO available to Common Shares and Units / Units (1) (3) (4)	1,150,632	1,238,145	1,311,058
Adjustments:
Impairment – non-operating assets	16,769	—	—
Write-off of pursuit costs	6,526	6,869	5,529
Debt extinguishment and preferred share redemption (gains) losses	744	39,292	23,991
Non-operating asset (gains) losses	(22,283)	(32,590)	(940)
Other miscellaneous items	8,976	4,652	8,430
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,161,364	$1,256,368	$1,348,068

FFO (1) (3)	$1,153,722	$1,241,235	$1,314,148
Preferred/preference distributions	(3,090)	(3,090)	(3,090)
FFO available to Common Shares and Units / Units (1) (3) (4)	$1,150,632	$1,238,145	$1,311,058

Normalized FFO (2) (3)	$1,164,454	$1,259,458	$1,351,158
Preferred/preference distributions	(3,090)	(3,090)	(3,090)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,161,364	$1,256,368	$1,348,068

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from financial instruments primarily from changes in interest rates.  Such risks derive from the refinancing of debt maturities, from exposure to interest rate fluctuations on floating rate debt and from derivative instruments utilized to swap fixed rate debt to floating or to hedge rates in anticipation of future debt issuances.  Our operating results are, therefore, affected by changes in short-term interest rates, primarily LIBOR and Securities Industry and Financial Markets Association (“SIFMA”) indices, which directly impact borrowings under our revolving credit facility and interest on secured and unsecured borrowings contractually tied to such rates.  Short-term interest rates also indirectly affect the discount on notes issued under our commercial paper program.  Additionally, we have exposure to long-term interest rates, particularly U.S. Treasuries as they are utilized to price our long-term borrowings and therefore affect the cost of refinancing existing debt or incurring additional debt.

In the U.S., the Alternative Rates Reference Committee (the “ARRC”), a group of market participants convened in 2014 to help ensure a successful transition away from USD LIBOR, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate.  As part of the transition process that is now under way, LIBOR is no longer published for certain tenors and key USD settings are expected to be discontinued by June 2023.  LIBOR is the primary basis for determining interest payments on borrowings on the Company’s $2.5 billion revolving credit facility.  This facility contains provisions that establish a process for entering into an amendment to replace LIBOR under certain circumstances.  We are closely monitoring the evolution of practices in the credit market and we do not expect such transition to have a material impact on the Company’s financial position or cash flows.

The Company monitors and manages interest rates as part of its risk management process, by targeting adequate levels of floating rate exposure and an appropriate debt maturity profile.  From time to time, we may utilize derivative instruments to manage interest rate exposure and to comply with the requirements of certain lenders, but not for trading or speculative purposes.

The Company had total variable rate debt of $0.6 billion, representing 7.3% of total debt, and $0.8 billion, representing 10.0% of total debt, as of December 31, 2021 and 2020, respectively.  If interest rates had been 100 basis points higher in 2021 and 2020 and average balances coincided with year end balances, our annual interest expense would have been $6.1 million and $8.1 million higher, respectively.  Unsecured notes issued under the Company’s commercial paper program are treated as variable rate debt for the purposes of this calculation even though they do not have a stated interest rate, given their short-term nature.  The effect of derivatives, if applicable, is also considered when computing the total amount of variable rate debt.

Changes in interest rates also affect the estimated fair market value of our fixed rate debt, computed using a discounted cash flow model.  As of December 31, 2021, the Company had total outstanding fixed rate debt of $7.7 billion, or 92.7% of total debt, with an estimated fair market value of $8.4 billion.  If interest rates had been 100 basis points lower as of December 31, 2021, the estimated fair market value would have increased by approximately $637.2 million.  As of December 31, 2020, the Company had total outstanding fixed rate debt of $7.2 billion, or 90.0% of total debt, with an estimated fair market value of $8.2 billion.  If interest rates had been 100 basis points lower as of December 31, 2020, the estimated fair market value would have increased by approximately $686.6 million.

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

None.

Item 9A. Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2021, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the

Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2021.  Our internal control over financial reporting has been audited as of December 31, 2021 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2021, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Operating Partnership’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2021.  Our internal control over financial reporting has been audited as of December 31, 2021 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accountant Fees and Services

The information required by Item 10, Item 11, Item 12, Item 13 and Item 14 is incorporated by reference to, and will be contained in, Equity Residential’s Proxy Statement, which the Company intends to file no later than 120 days after the end of its fiscal year ended December 31, 2021, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 96.7% owner of ERP Operating Limited Partnership.

PART IV

Item 15. Exhibit and Financial Statement Schedules

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

Exhibit	Description	Location
3.1	Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to Equity Residential’s Form 10-K for the year ended December 31, 2004.

3.2	Eighth Amended and Restated Bylaws of Equity Residential, effective as of October 1, 2015.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on October 1, 2015.

3.3	First Amendment to Eighth Amended and Restated Bylaws of Equity Residential, dated November 20, 2017.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on November 20, 2017.

3.4	Second Amendment to Eighth Amended and Restated Bylaws of Equity Residential, effective as of May 4, 2020.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated May 4, 2020, filed on May 8, 2020.

3.5	Seventh Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership, dated as of March 18, 2021 and effective as of January 1, 2020.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 18, 2021, filed on March 24, 2021.

4.1	Description of Equity Residential Common Shares Registered Under Section 12 of the Securities Exchange Act of 1934.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2019.

4.2	Description of ERP Operating Limited Partnership Notes Registered Under Section 12 of the Securities Exchange Act of 1934.	Included as Exhibit 4.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2019.

4.3	Description of ERP Operating Limited Partnership OP Units Registered Under Section 12 of the Securities Exchange Act of 1934.	Attached herein.

4.4	Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to ERP Operating Limited Partnership’s Form S-3 filed on October 7, 1994. **

4.5	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.

4.6	Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.

4.7	Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.8	Fourth Supplemental Indenture to Indenture, dated as of December 12, 2011.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.

4.9	Fifth Supplemental Indenture to Indenture, dated as of February 1, 2016.	Included as Exhibit 4.6 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2015.

4.10	Form of 3.00% Note due April 15, 2023.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated April 3, 2013, filed on April 8, 2013.

4.11	Form of 3.375% Note due June 1, 2025.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.12	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on August 13, 1996.

4.13	Form of 2.850% Note due November 1, 2026.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated October 4, 2016, filed on October 7, 2016.

4.14	Form of 3.250% Note due August 1, 2027.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

4.15	Form of 3.500% Note due March 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 1, 2018, filed on February 6, 2018.

4.16		Form of 4.150% Note due December 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated November 28, 2018, filed on November 29, 2018.

4.17		Form of 3.000% Note due July 1, 2029.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 17, 2019, filed on June 20, 2019.

4.18		Form of 2.500% Note due February 15, 2030.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 20, 2019, filed on August 22, 2019.

4.19		Form of 1.850% Note due August 1, 2031.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 3, 2021, filed on August 5, 2021.

4.20		Form of 4.500% Note due July 1, 2044.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.

4.21		Form of 4.500% Note due June 1, 2045.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.22		Form of 4.000% Note due August 1, 2047.	Included as Exhibit 4.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

10.1	*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158. **

10.2		Revolving Credit Agreement, dated as of November 1, 2019, among ERP Operating Limited Partnership, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated November 1, 2019, filed on November 4, 2019.

10.3		First Amendment to Revolving Credit Agreement, dated as of August 31, 2021, among ERP Operating Limited Partnership, Lexford Properties, L.P., and Bank of America, N.A., as Administrative Agent.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2021.

10.4		Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential's Form 10-K for the year ended December 31, 1999.

10.5	*	Equity Residential 2019 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 27, 2019, filed on July 1, 2019.

10.6	*	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 16, 2011, filed on June 22, 2011.

10.7	*	First Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.

10.8	*	Second Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.

10.9	*	Third Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2014.

10.10	*	Fourth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2014.

10.11	*	Fifth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2016.

10.12	*	Sixth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.18 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2016.

10.13	*	Seventh Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2017.

10.14	*	Form of 2018 Long-Term Incentive Plan Award Agreement.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2018.

10.15	*	Form of Change in Control/Severance Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to Equity Residential's Form 10-K for the year ended December 31, 2001.

10.16	*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2009.

10.17	*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2003.

10.18	*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential's Form 10-K for the year ended December 31, 2006.

10.19	*	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2001.

10.20	*	Age 62 Retirement Agreement, dated September 4, 2018, by and between Equity Residential and David J. Neithercut.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2018.

10.21	*	Age 62 Retirement Agreement, dated February 27, 2020, by and between Equity Residential and Alan W. George.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2020.

10.22	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective April 1, 2017.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2017.

10.23	*	Amendment to the Equity Residential Supplemental Executive Retirement Plan, effective as of June 1, 2020.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2020.

10.24	*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2008.

10.25

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

Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on June 6, 2019.

10.26		Form of Master Forward Sale Confirmation.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on June 6, 2019.

10.27		Archstone Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.28		Archstone Parallel Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.29		Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement.	Included as Exhibit 10.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.30		Legacy Holdings JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.6 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

21		List of Subsidiaries of Equity Residential and ERP Operating Limited Partnership.	Attached herein.

23.1		Consent of Ernst & Young LLP - Equity Residential.	Attached herein.

23.2		Consent of Ernst & Young LLP - ERP Operating Limited Partnership.	Attached herein.

24		Power of Attorney.	See the signature page to this report.

31.1	Equity Residential - Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential - Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership - Certification of Mark J. Parrell, Chief Executive Officer of Registrant's General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership - Certification of Robert A. Garechana, Chief Financial Officer of Registrant's General Partner.	Attached herein.

32.1	Equity Residential - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 17, 2022

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 17, 2022

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY

KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Mark J. Parrell, Robert A. Garechana and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2021, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ Mark J. Parrell	President, Chief Executive Officer and Trustee	February 17, 2022
Mark J. Parrell	(Principal Executive Officer)

/s/ Robert A. Garechana	Executive Vice President and Chief Financial Officer	February 17, 2022
Robert A. Garechana	(Principal Financial Officer)

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 17, 2022
Ian S. Kaufman	(Principal Accounting Officer)

/s/ Angela M. Aman	Trustee	February 17, 2022
Angela M. Aman

/s/ Raymond Bennett	Trustee	February 17, 2022
Raymond Bennett

/s/ Linda Walker Bynoe	Trustee	February 17, 2022
Linda Walker Bynoe

/s/ Connie K. Duckworth	Trustee	February 17, 2022
Connie K. Duckworth

/s/ Mary Kay Haben	Trustee	February 17, 2022
Mary Kay Haben

/s/ T. Zia Huque	Trustee	February 17, 2022
T. Zia Huque

/s/ John E. Neal	Trustee	February 17, 2022
John E. Neal

/s/ David J. Neithercut	Trustee	February 17, 2022
David J. Neithercut

/s/ Mark S. Shapiro	Trustee	February 17, 2022
Mark S. Shapiro

/s/ Stephen E. Sterrett	Trustee	February 17, 2022
Stephen E. Sterrett

/s/ Samuel Zell	Chairman of the Board of Trustees	February 17, 2022
Samuel Zell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

PAGE

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm on the Financial Statements (Equity Residential)	F-2 to F-3

Report of Independent Registered Public Accounting Firm on the Financial Statements (ERP Operating Limited Partnership)	F-4 to F-5

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Equity Residential)	F-6

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (ERP Operating Limited Partnership)	F-7

Financial Statements of Equity Residential:

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-8

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	F-9 to F-10

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	F-11 to F-13

Consolidated Statements of Changes in Equity for the years ended December 31, 2021, 2020 and 2019	F-14 to F-15

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of December 31, 2021 and 2020	F-16

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2021, 2020 and 2019	F-17 to F-18

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019	F-19 to F-21

Consolidated Statements of Changes in Capital for the years ended December 31, 2021, 2020 and 2019	F-22 to F-23

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	F-24 to F-55

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation of Equity Residential and ERP Operating Limited Partnership	S-1 to S-12

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Residential

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Equity Residential (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets

Description of the Matter

At December 31, 2021, the Company’s net investment in real estate was approximately $19.9 billion. As more fully described in Note 2 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, including its investment in real estate, for impairment. The judgments and assumptions regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If the expected future undiscounted cash flows are less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount.

Auditing the Company's process to evaluate indicators of impairment was complex due to a high degree of subjectivity in the identification of events or changes in circumstances that may indicate impairment was present. Changes in these judgments could have a material impact on the Company’s analysis.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived asset impairment evaluation, including controls over management’s determination and review of the significant assumptions used in the analyses described above.

We performed audit procedures that included, among others, evaluating the judgments used by management to identify whether indicators of impairment were present and testing the significant assumptions and completeness and accuracy of market and operating data used by the Company in its analyses. We reviewed costs incurred on development properties.  We compared the significant assumptions used by management to current market data and performed sensitivity analyses of certain significant assumptions, such as market capitalization rates.  We also held discussions with management and read the minutes of meetings of the Board of Trustees and related committees to understand whether there were any changes in management’s operating and development plans that would result in the disposal of a property significantly before the end of its useful life.

Acquisitions of Investments in Real Estate

Description of the Matter

During the year ended December 31, 2021, the Company acquired 17 consolidated apartment properties for an aggregate purchase price of $1.7 billion. The transactions were accounted for as asset acquisitions and the purchase prices were allocated based on the relative fair values of the tangible and identified intangible assets acquired and liabilities assumed. As more fully described in Note 2 to the consolidated financial statements, the estimates used in determining the relative fair values may be based on appraisals, internal analyses of recently acquired and existing comparable properties in the Company’s portfolio, other market data, and internal marketing and leasing activities.

Auditing the Company’s estimate of the fair value of the acquired tangible and identified intangible assets and liabilities is complex and requires a higher degree of auditor judgment due to the judgment used by management in selecting key assumptions based on recent comparable transactions or other internal or market data, which are primarily unobservable inputs. The allocation of purchase price to the components of properties acquired could have an effect on the Company’s net income due to the varying useful lives applicable to each component and the recognition of the related depreciation or amortization expense in the Company’s consolidated statements of operations and comprehensive income.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for estimating the fair value of acquired assets and liabilities and allocating purchase price to the various components, including controls over management’s determination and review of the significant assumptions used in the analyses described above.

We evaluated the use of the key assumptions in the valuation models and recalculated the model’s results. To test the fair values of acquired tangible and intangible assets and liabilities used in the purchase price allocation, we performed procedures to evaluate the valuation methods and significant assumptions used by management. We evaluated the completeness and accuracy of the underlying data supporting the determination of the various inputs. We involved our real estate valuation specialists to assist us in evaluating the Company’s methodology and assumptions, including those related to land and building values, estimated replacement costs, market rental rates and capitalization rates.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
We have served as the Company’s auditor since 1996.
Chicago, Illinois
February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of ERP Operating Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the Operating Partnership) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Long-Lived Assets

Description of the Matter

At December 31, 2021, the Operating Partnership’s net investment in real estate was approximately $19.9 billion. As more fully described in Note 2 to the consolidated financial statements, the Operating Partnership periodically evaluates its long-lived assets, including its investment in real estate, for impairment. The judgments and assumptions regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Operating Partnership’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If the expected future undiscounted cash flows are less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount.

Auditing the Operating Partnership's process to evaluate indicators of impairment was complex due to a high degree of subjectivity in the identification of events or changes in circumstances that may indicate impairment was present. Changes in these judgments could have a material impact on the Operating Partnership’s analysis.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Operating Partnership’s long-lived asset impairment evaluation, including controls over management’s determination and review of the significant assumptions used in the analyses described above.

We performed audit procedures that included, among others, evaluating the judgments used by management to identify whether indicators of impairment were present and testing the significant assumptions and completeness and accuracy of market and operating data used by the Operating Partnership in its analyses. We reviewed costs incurred on development properties.  We compared the significant assumptions used by management to current market data and performed sensitivity analyses of certain significant assumptions, such as market capitalization rates.  We also held discussions with management and read the minutes of meetings of the Board of Trustees and related committees to understand whether there were any changes in management’s operating and development plans that would result in the disposal of a property significantly before the end of its useful life.

Acquisitions of Investments in Real Estate

Description of the Matter

During the year ended December 31, 2021, the Operating Partnership acquired 17 consolidated apartment properties for an aggregate purchase price of $1.7 billion. The transactions were accounted for as asset acquisitions and the purchase prices were allocated based on the relative fair values of the tangible and identified intangible assets acquired and liabilities assumed. As more fully described in Note 2 to the consolidated financial statements, the estimates used in determining the relative fair values may be based on appraisals, internal analyses of recently acquired and existing comparable properties in the Operating Partnership’s portfolio, other market data, and internal marketing and leasing activities.

Auditing the Operating Partnership’s estimate of the fair value of the acquired tangible and identified intangible assets and liabilities is complex and requires a higher degree of auditor judgment due to the judgment used by management in selecting key assumptions based on recent comparable transactions or other internal or market data, which are primarily unobservable inputs. The allocation of purchase price to the components of properties acquired could have an effect on the Operating Partnership’s net income due to the varying useful lives applicable to each component and the recognition of the related depreciation or amortization expense in the Operating Partnership’s consolidated statements of operations and comprehensive income.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Operating Partnership’s process for estimating the fair value of acquired assets and liabilities and allocating purchase price to the various components, including controls over management’s determination and review of the significant assumptions used in the analyses described above.

We evaluated the use of the key assumptions in the valuation models and recalculated the model’s results. To test the fair values of acquired tangible and intangible assets and liabilities used in the purchase price allocation, we performed procedures to evaluate the valuation methods and significant assumptions used by management. We evaluated the completeness and accuracy of the underlying data supporting the determination of the various inputs. We involved our real estate valuation specialists to assist us in evaluating the Operating Partnership’s methodology and assumptions, including those related to land and building values, estimated replacement costs, market rental rates and capitalization rates.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
We have served as the Operating Partnership’s auditor since 1996.
Chicago, Illinois
February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Residential

Opinion on Internal Control over Financial Reporting

We have audited Equity Residential’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Residential (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 17, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of ERP Operating Limited Partnership

Opinion on Internal Control over Financial Reporting

We have audited ERP Operating Limited Partnership’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ERP Operating Limited Partnership (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 17, 2022

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

	December 31,	December 31,
	2021	2020
ASSETS
Land	$5,814,790	$5,785,367
Depreciable property	22,370,811	20,920,654
Projects under development	24,307	411,134
Land held for development	62,998	86,170
Investment in real estate	28,272,906	27,203,325
Accumulated depreciation	(8,354,282)	(7,859,657)
Investment in real estate, net	19,918,624	19,343,668
Investments in unconsolidated entities	127,448	52,782
Cash and cash equivalents	123,832	42,591
Restricted deposits	236,404	57,137
Right-of-use assets	474,713	499,287
Other assets	288,220	291,426
Total assets	$21,169,241	$20,286,891

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$2,191,201	$2,293,890
Notes, net	5,835,222	5,335,536
Line of credit and commercial paper	315,030	414,830
Accounts payable and accrued expenses	107,013	107,366
Accrued interest payable	69,510	65,896
Lease liabilities	312,335	329,130
Other liabilities	353,102	345,064
Security deposits	66,141	60,480
Distributions payable	233,502	232,262
Total liabilities	9,483,056	9,184,454

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	498,977	338,951
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of December 31, 2021 and December 31, 2020	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 375,527,195 shares issued and outstanding as of December 31, 2021 and 372,302,000 shares issued and outstanding as of December 31, 2020	3,755	3,723
Paid in capital	9,121,122	9,128,599
Retained earnings	1,827,063	1,399,715
Accumulated other comprehensive income (loss)	(34,272)	(43,666)
Total shareholders’ equity	10,954,948	10,525,651
Noncontrolling Interests:
Operating Partnership	214,094	233,162
Partially Owned Properties	18,166	4,673
Total Noncontrolling Interests	232,260	237,835
Total equity	11,187,208	10,763,486
Total liabilities and equity	$21,169,241	$20,286,891

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

	Year Ended December 31,
	2021	2020	2019
REVENUES
Rental income	$2,463,997	$2,571,705	$2,700,691

EXPENSES
Property and maintenance	453,532	440,998	446,845
Real estate taxes and insurance	397,105	381,562	366,139
Property management	98,155	93,825	95,344
General and administrative	56,506	48,305	52,757
Depreciation	838,272	820,832	831,083
Total expenses	1,843,570	1,785,522	1,792,168

Net gain (loss) on sales of real estate properties	1,072,183	531,807	447,637
Impairment	(16,769)	—	—

Operating income	1,675,841	1,317,990	1,356,160

Interest and other income	25,666	5,935	3,201
Other expenses	(19,275)	(17,510)	(18,177)
Interest:
Expense incurred, net	(272,473)	(365,073)	(390,076)
Amortization of deferred financing costs	(8,737)	(8,939)	(11,670)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	1,401,022	932,403	939,438
Income and other tax (expense) benefit	(915)	(852)	2,281
Income (loss) from investments in unconsolidated entities	(3,398)	(3,284)	65,945
Net gain (loss) on sales of land parcels	5	34,234	2,044
Net income	1,396,714	962,501	1,009,708
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(45,900)	(34,010)	(36,034)
Partially Owned Properties	(17,964)	(14,855)	(3,297)
Net income attributable to controlling interests	1,332,850	913,636	970,377
Preferred distributions	(3,090)	(3,090)	(3,090)
Net income available to Common Shares	$1,329,760	$910,546	$967,287

Earnings per share – basic:
Net income available to Common Shares	$3.56	$2.45	$2.61
Weighted average Common Shares outstanding	373,833	371,791	370,461

Earnings per share – diluted:
Net income available to Common Shares	$3.54	$2.45	$2.60
Weighted average Common Shares outstanding	388,089	385,874	386,333

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2021	2020	2019
Comprehensive income:
Net income	$1,396,714	$962,501	$1,009,708
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	—	(1,190)	(33,765)
Losses reclassified into earnings from other comprehensive income	9,394	35,087	21,188
Other comprehensive income (loss)	9,394	33,897	(12,577)
Comprehensive income	1,406,108	996,398	997,131
Comprehensive (income) attributable to Noncontrolling Interests	(64,183)	(50,084)	(38,872)
Comprehensive income attributable to controlling interests	$1,341,925	$946,314	$958,259

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,396,714	$962,501	$1,009,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	838,272	820,832	831,083
Amortization of deferred financing costs	8,737	8,939	11,670
Amortization of above/below market lease intangibles	(154)	(71)	(71)
Amortization of discounts and premiums on debt	5,302	5,231	11,780
Amortization of deferred settlements on derivative instruments	9,382	35,075	21,176
Amortization of right-of-use assets	13,266	11,682	11,764
Impairment	16,769	—	—
Write-off of pursuit costs	6,526	6,869	5,529
(Income) loss from investments in unconsolidated entities	3,398	3,284	(65,945)
Distributions from unconsolidated entities – return on capital	56	100	2,621
Net (gain) loss on sales of real estate properties	(1,072,183)	(531,807)	(447,637)
Net (gain) loss on sales of land parcels	(5)	(34,234)	(2,044)
Net (gain) loss on debt extinguishment	—	26,150	13,647
Realized/unrealized (gain) loss on derivative instruments	—	50	—
Realized (gain) loss on sale of investment securities	(23,432)	—	—
Compensation paid with Company Common Shares	27,810	23,174	24,449
Other operating activities, net	—	1,805	(287)
Changes in assets and liabilities:
(Increase) decrease in other assets	5,906	(53,021)	6,278
Increase (decrease) in accounts payable and accrued expenses	15,381	470	5,116
Increase (decrease) in accrued interest payable	3,614	(956)	4,230
Increase (decrease) in lease liabilities	(5,122)	(2,204)	(2,269)
Increase (decrease) in other liabilities	4,286	(8,751)	13,382
Increase (decrease) in security deposits	5,661	(9,582)	2,804
Net cash provided by operating activities	1,260,184	1,265,536	1,456,984
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,712,131)	(48,898)	(1,518,878)
Investment in real estate – development/other	(206,421)	(230,332)	(195,692)
Capital expenditures to real estate	(151,019)	(135,979)	(178,423)
Non-real estate capital additions	(1,696)	(20,100)	(4,955)
Interest capitalized for real estate and unconsolidated entities under development	(15,932)	(10,165)	(6,884)
Proceeds from disposition of real estate, net	1,707,747	1,113,972	1,064,619
Investments in unconsolidated entities – acquisitions	(48,534)	—	—
Investments in unconsolidated entities – other	(31,257)	(5,775)	(9,604)
Distributions from unconsolidated entities – return of capital	1,516	1,636	78,262
Purchase of investment securities and other investments	(168,291)	(773)	(269)
Proceeds from sale of investment securities	191,398	—	—
Net cash provided by (used for) investing activities	(434,620)	663,586	(771,824)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,446)	$(2,923)	$(19,812)
Mortgage notes payable, net:
Proceeds	58,428	519,204	295,771
Lump sum payoffs	(156,815)	(160,522)	(743,021)
Scheduled principal repayments	(7,465)	(7,759)	(6,808)
Net gain (loss) on debt extinguishment	—	(327)	(3,381)
Notes, net:
Proceeds	497,470	—	1,194,468
Lump sum payoffs	—	(750,000)	(1,050,000)
Net gain (loss) on debt extinguishment	—	(25,823)	(10,266)
Line of credit and commercial paper:
Line of credit proceeds	10,000	1,870,000	6,010,000
Line of credit repayments	(10,000)	(1,890,000)	(5,990,000)
Commercial paper proceeds	7,590,200	7,450,997	15,944,800
Commercial paper repayments	(7,690,000)	(8,034,000)	(15,446,150)
Proceeds from (payments on) settlement of derivative instruments	—	(1,240)	(41,616)
Prepaid finance ground lease	—	—	(34,734)
Finance ground lease principal payments	(365)	—	—
Proceeds from Employee Share Purchase Plan (ESPP)	4,265	4,508	3,116
Proceeds from exercise of options	85,445	12,275	77,785
Payment of offering costs	(428)	—	(991)
Other financing activities, net	(63)	(63)	(80)
Contributions – Noncontrolling Interests – Partially Owned Properties	1,394	417	7,337
Contributions – Noncontrolling Interests – Operating Partnership	—	13	2
Distributions:
Common Shares	(900,468)	(883,938)	(831,111)
Preferred Shares	(3,090)	(3,090)	(3,090)
Noncontrolling Interests – Operating Partnership	(31,316)	(32,403)	(29,615)
Noncontrolling Interests – Partially Owned Properties	(5,802)	(11,719)	(7,078)
Net cash provided by (used for) financing activities	(565,056)	(1,946,393)	(684,474)
Net increase (decrease) in cash and cash equivalents and restricted deposits	260,508	(17,271)	686
Cash and cash equivalents and restricted deposits, beginning of year	99,728	116,999	116,313
Cash and cash equivalents and restricted deposits, end of year	$360,236	$99,728	$116,999

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$123,832	$42,591	$45,753
Restricted deposits	236,404	57,137	71,246
Total cash and cash equivalents and restricted deposits, end of year	$360,236	$99,728	$116,999

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$252,838	$320,854	$342,048
Net cash paid (received) for income and other taxes	$1,179	$(1,038)	$(585)
Amortization of deferred financing costs:
Investment in real estate, net	$(353)	$(240)	$(120)
Other assets	$2,338	$2,338	$2,987
Mortgage notes payable, net	$2,743	$1,815	$3,934
Notes, net	$4,009	$5,026	$4,869
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,764	$2,234	$8,618
Notes, net	$2,538	$2,997	$3,162
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(12)	$(12)	$(12)
Accumulated other comprehensive income	$9,394	$35,087	$21,188
Write-off of pursuit costs:
Investment in real estate, net	$5,918	$6,566	$5,451
Other assets	$582	$271	$62
Accounts payable and accrued expenses	$26	$32	$16
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$2,122	$1,995	$(67,268)
Other liabilities	$1,276	$1,289	$1,323
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$—	$2,002
Notes, net	$—	$—	$2,277
Other liabilities	$—	$1,240	$29,486
Accumulated other comprehensive income	$—	$(1,190)	$(33,765)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(15,318)	$(10,165)	$(6,884)
Investments in unconsolidated entities	$(614)	$—	$—
Investments in unconsolidated entities – other:
Investment in real estate, net	$1,395	$—	$—
Investments in unconsolidated entities	$(30,642)	$(4,275)	$(7,504)
Other liabilities	$(2,010)	$(1,500)	$(2,100)
Debt financing costs:
Other assets	$229	$(231)	$(6,909)
Mortgage notes payable, net	$(2,344)	$(2,692)	$(2,354)
Notes, net	$(4,331)	$—	$(10,549)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$11,308	$—	$(489,517)
Other assets	$—	$—	$184,116
Lease liabilities	$(11,308)	$—	$333,603
Other liabilities	$—	$—	$(28,202)
Non-cash share distribution from unconsolidated entities:
Investments in unconsolidated entities	$1,430	$—	$—
Other assets	$(1,430)	$—	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

	Year Ended December 31,
	2021	2020	2019
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$37,280	$37,280	$37,280
Balance, end of year	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,723	$3,717	$3,694
Conversion of OP Units into Common Shares	13	1	3
Exercise of share options	17	2	17
Employee Share Purchase Plan (ESPP)	1	1	1
Share-based employee compensation expense:
Restricted shares	1	2	2
Balance, end of year	$3,755	$3,723	$3,717
PAID IN CAPITAL
Balance, beginning of year	$9,128,599	$8,965,577	$8,935,453
Common Share Issuance:
Conversion of OP Units into Common Shares	74,050	4,695	10,407
Exercise of share options	85,428	12,273	77,768
Employee Share Purchase Plan (ESPP)	4,264	4,507	3,115
Share-based employee compensation expense:
Restricted shares	8,388	11,223	12,436
Share options	3,101	2,349	2,675
ESPP discount	991	944	642
Offering costs	(428)	—	(991)
Supplemental Executive Retirement Plan (SERP)	(1,335)	(395)	(1,675)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(158,598)	125,224	(82,283)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(23,338)	2,202	8,030
Balance, end of year	$9,121,122	$9,128,599	$8,965,577
RETAINED EARNINGS
Balance, beginning of year	$1,399,715	$1,386,495	$1,261,763
Net income attributable to controlling interests	1,332,850	913,636	970,377
Common Share distributions	(902,412)	(897,326)	(842,555)
Preferred Share distributions	(3,090)	(3,090)	(3,090)
Balance, end of year	$1,827,063	$1,399,715	$1,386,495
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(43,666)	$(77,563)	$(64,986)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	—	(1,190)	(33,765)
Losses reclassified into earnings from other comprehensive income	9,394	35,087	21,188
Balance, end of year	$(34,272)	$(43,666)	$(77,563)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$2.41	$2.41	$2.27

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2021	2020	2019
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$233,162	$227,837	$228,738
Issuance of restricted units to Noncontrolling Interests	—	13	2
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(74,063)	(4,696)	(10,410)
Equity compensation associated with Noncontrolling Interests	17,797	11,926	13,410
Net income attributable to Noncontrolling Interests	45,900	34,010	36,034
Distributions to Noncontrolling Interests	(30,612)	(32,951)	(29,896)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(1,428)	(775)	(2,011)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	23,338	(2,202)	(8,030)
Balance, end of year	$214,094	$233,162	$227,837
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,673	$1,183	$(2,293)
Net income attributable to Noncontrolling Interests	17,964	14,855	3,297
Contributions by Noncontrolling Interests	1,394	417	7,337
Distributions to Noncontrolling Interests	(5,865)	(11,782)	(7,158)
Balance, end of year	$18,166	$4,673	$1,183

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,	December 31,
	2021	2020
ASSETS
Land	$5,814,790	$5,785,367
Depreciable property	22,370,811	20,920,654
Projects under development	24,307	411,134
Land held for development	62,998	86,170
Investment in real estate	28,272,906	27,203,325
Accumulated depreciation	(8,354,282)	(7,859,657)
Investment in real estate, net	19,918,624	19,343,668
Investments in unconsolidated entities	127,448	52,782
Cash and cash equivalents	123,832	42,591
Restricted deposits	236,404	57,137
Right-of-use assets	474,713	499,287
Other assets	288,220	291,426
Total assets	$21,169,241	$20,286,891

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$2,191,201	$2,293,890
Notes, net	5,835,222	5,335,536
Line of credit and commercial paper	315,030	414,830
Accounts payable and accrued expenses	107,013	107,366
Accrued interest payable	69,510	65,896
Lease liabilities	312,335	329,130
Other liabilities	353,102	345,064
Security deposits	66,141	60,480
Distributions payable	233,502	232,262
Total liabilities	9,483,056	9,184,454

Commitments and contingencies

Redeemable Limited Partners	498,977	338,951
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,951,940	10,532,037
Limited Partners	214,094	233,162
Accumulated other comprehensive income (loss)	(34,272)	(43,666)
Total partners’ capital	11,169,042	10,758,813
Noncontrolling Interests – Partially Owned Properties	18,166	4,673
Total capital	11,187,208	10,763,486
Total liabilities and capital	$21,169,241	$20,286,891

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2021	2020	2019
REVENUES
Rental income	$2,463,997	$2,571,705	$2,700,691

EXPENSES
Property and maintenance	453,532	440,998	446,845
Real estate taxes and insurance	397,105	381,562	366,139
Property management	98,155	93,825	95,344
General and administrative	56,506	48,305	52,757
Depreciation	838,272	820,832	831,083
Total expenses	1,843,570	1,785,522	1,792,168

Net gain (loss) on sales of real estate properties	1,072,183	531,807	447,637
Impairment	(16,769)	—	—

Operating income	1,675,841	1,317,990	1,356,160

Interest and other income	25,666	5,935	3,201
Other expenses	(19,275)	(17,510)	(18,177)
Interest:
Expense incurred, net	(272,473)	(365,073)	(390,076)
Amortization of deferred financing costs	(8,737)	(8,939)	(11,670)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	1,401,022	932,403	939,438
Income and other tax (expense) benefit	(915)	(852)	2,281
Income (loss) from investments in unconsolidated entities	(3,398)	(3,284)	65,945
Net gain (loss) on sales of land parcels	5	34,234	2,044
Net income	1,396,714	962,501	1,009,708
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(17,964)	(14,855)	(3,297)
Net income attributable to controlling interests	$1,378,750	$947,646	$1,006,411
ALLOCATION OF NET INCOME:
Preference Units	$3,090	$3,090	$3,090

General Partner	$1,329,760	$910,546	$967,287
Limited Partners	45,900	34,010	36,034
Net income available to Units	$1,375,660	$944,556	$1,003,321

Earnings per Unit – basic:
Net income available to Units	$3.56	$2.45	$2.61
Weighted average Units outstanding	386,096	384,794	383,368

Earnings per Unit – diluted:
Net income available to Units	$3.54	$2.45	$2.60
Weighted average Units outstanding	388,089	385,874	386,333

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2021	2020	2019
Comprehensive income:
Net income	$1,396,714	$962,501	$1,009,708
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	—	(1,190)	(33,765)
Losses reclassified into earnings from other comprehensive income	9,394	35,087	21,188
Other comprehensive income (loss)	9,394	33,897	(12,577)
Comprehensive income	1,406,108	996,398	997,131
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(17,964)	(14,855)	(3,297)
Comprehensive income attributable to controlling interests	$1,388,144	$981,543	$993,834

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,396,714	$962,501	$1,009,708
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	838,272	820,832	831,083
Amortization of deferred financing costs	8,737	8,939	11,670
Amortization of above/below market lease intangibles	(154)	(71)	(71)
Amortization of discounts and premiums on debt	5,302	5,231	11,780
Amortization of deferred settlements on derivative instruments	9,382	35,075	21,176
Amortization of right-of-use assets	13,266	11,682	11,764
Impairment	16,769	—	—
Write-off of pursuit costs	6,526	6,869	5,529
(Income) loss from investments in unconsolidated entities	3,398	3,284	(65,945)
Distributions from unconsolidated entities – return on capital	56	100	2,621
Net (gain) loss on sales of real estate properties	(1,072,183)	(531,807)	(447,637)
Net (gain) loss on sales of land parcels	(5)	(34,234)	(2,044)
Net (gain) loss on debt extinguishment	—	26,150	13,647
Realized/unrealized (gain) loss on derivative instruments	—	50	—
Realized (gain) loss on sale of investment securities	(23,432)	—	—
Compensation paid with Company Common Shares	27,810	23,174	24,449
Other operating activities, net	—	1,805	(287)
Changes in assets and liabilities:
(Increase) decrease in other assets	5,906	(53,021)	6,278
Increase (decrease) in accounts payable and accrued expenses	15,381	470	5,116
Increase (decrease) in accrued interest payable	3,614	(956)	4,230
Increase (decrease) in lease liabilities	(5,122)	(2,204)	(2,269)
Increase (decrease) in other liabilities	4,286	(8,751)	13,382
Increase (decrease) in security deposits	5,661	(9,582)	2,804
Net cash provided by operating activities	1,260,184	1,265,536	1,456,984
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,712,131)	(48,898)	(1,518,878)
Investment in real estate – development/other	(206,421)	(230,332)	(195,692)
Capital expenditures to real estate	(151,019)	(135,979)	(178,423)
Non-real estate capital additions	(1,696)	(20,100)	(4,955)
Interest capitalized for real estate and unconsolidated entities under development	(15,932)	(10,165)	(6,884)
Proceeds from disposition of real estate, net	1,707,747	1,113,972	1,064,619
Investments in unconsolidated entities – acquisitions	(48,534)	—	—
Investments in unconsolidated entities – other	(31,257)	(5,775)	(9,604)
Distributions from unconsolidated entities – return of capital	1,516	1,636	78,262
Purchase of investment securities and other investments	(168,291)	(773)	(269)
Proceeds from sale of investment securities	191,398	—	—
Net cash provided by (used for) investing activities	(434,620)	663,586	(771,824)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(6,446)	$(2,923)	$(19,812)
Mortgage notes payable, net:
Proceeds	58,428	519,204	295,771
Lump sum payoffs	(156,815)	(160,522)	(743,021)
Scheduled principal repayments	(7,465)	(7,759)	(6,808)
Net gain (loss) on debt extinguishment	—	(327)	(3,381)
Notes, net:
Proceeds	497,470	—	1,194,468
Lump sum payoffs	—	(750,000)	(1,050,000)
Net gain (loss) on debt extinguishment	—	(25,823)	(10,266)
Line of credit and commercial paper:
Line of credit proceeds	10,000	1,870,000	6,010,000
Line of credit repayments	(10,000)	(1,890,000)	(5,990,000)
Commercial paper proceeds	7,590,200	7,450,997	15,944,800
Commercial paper repayments	(7,690,000)	(8,034,000)	(15,446,150)
Proceeds from (payments on) settlement of derivative instruments	—	(1,240)	(41,616)
Prepaid finance ground lease	—	—	(34,734)
Finance ground lease principal payments	(365)	—	—
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	4,265	4,508	3,116
Proceeds from exercise of EQR options	85,445	12,275	77,785
Payment of offering costs	(428)	—	(991)
Other financing activities, net	(63)	(63)	(80)
Contributions – Noncontrolling Interests – Partially Owned Properties	1,394	417	7,337
Contributions – Limited Partners	—	13	2
Distributions:
OP Units – General Partner	(900,468)	(883,938)	(831,111)
Preference Units	(3,090)	(3,090)	(3,090)
OP Units – Limited Partners	(31,316)	(32,403)	(29,615)
Noncontrolling Interests – Partially Owned Properties	(5,802)	(11,719)	(7,078)
Net cash provided by (used for) financing activities	(565,056)	(1,946,393)	(684,474)
Net increase (decrease) in cash and cash equivalents and restricted deposits	260,508	(17,271)	686
Cash and cash equivalents and restricted deposits, beginning of year	99,728	116,999	116,313
Cash and cash equivalents and restricted deposits, end of year	$360,236	$99,728	$116,999

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$123,832	$42,591	$45,753
Restricted deposits	236,404	57,137	71,246
Total cash and cash equivalents and restricted deposits, end of year	$360,236	$99,728	$116,999

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2021	2020	2019
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$252,838	$320,854	$342,048
Net cash paid (received) for income and other taxes	$1,179	$(1,038)	$(585)
Amortization of deferred financing costs:
Investment in real estate, net	$(353)	$(240)	$(120)
Other assets	$2,338	$2,338	$2,987
Mortgage notes payable, net	$2,743	$1,815	$3,934
Notes, net	$4,009	$5,026	$4,869
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,764	$2,234	$8,618
Notes, net	$2,538	$2,997	$3,162
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(12)	$(12)	$(12)
Accumulated other comprehensive income	$9,394	$35,087	$21,188
Write-off of pursuit costs:
Investment in real estate, net	$5,918	$6,566	$5,451
Other assets	$582	$271	$62
Accounts payable and accrued expenses	$26	$32	$16
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$2,122	$1,995	$(67,268)
Other liabilities	$1,276	$1,289	$1,323
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$—	$2,002
Notes, net	$—	$—	$2,277
Other liabilities	$—	$1,240	$29,486
Accumulated other comprehensive income	$—	$(1,190)	$(33,765)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(15,318)	$(10,165)	$(6,884)
Investments in unconsolidated entities	$(614)	$—	$—
Investments in unconsolidated entities – other:
Investment in real estate, net	$1,395	$—	$—
Investments in unconsolidated entities	$(30,642)	$(4,275)	$(7,504)
Other liabilities	$(2,010)	$(1,500)	$(2,100)
Debt financing costs:
Other assets	$229	$(231)	$(6,909)
Mortgage notes payable, net	$(2,344)	$(2,692)	$(2,354)
Notes, net	$(4,331)	$—	$(10,549)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$11,308	$—	$(489,517)
Other assets	$—	$—	$184,116
Lease liabilities	$(11,308)	$—	$333,603
Other liabilities	$—	$—	$(28,202)
Non-cash share distribution from unconsolidated entities:
Investments in unconsolidated entities	$1,430	$—	$—
Other assets	$(1,430)	$—	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2021	2020	2019
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$37,280	$37,280	$37,280
Balance, end of year	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of year	$10,532,037	$10,355,789	$10,200,910
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	74,063	4,696	10,410
Exercise of EQR share options	85,445	12,275	77,785
EQR’s Employee Share Purchase Plan (ESPP)	4,265	4,508	3,116
Share-based employee compensation expense:
EQR restricted shares	8,389	11,225	12,438
EQR share options	3,101	2,349	2,675
EQR ESPP discount	991	944	642
Net income available to Units – General Partner	1,329,760	910,546	967,287
OP Units – General Partner distributions	(902,412)	(897,326)	(842,555)
Offering costs	(428)	—	(991)
Supplemental Executive Retirement Plan (SERP)	(1,335)	(395)	(1,675)
Change in market value of Redeemable Limited Partners	(158,598)	125,224	(82,283)
Adjustment for Limited Partners ownership in Operating Partnership	(23,338)	2,202	8,030
Balance, end of year	$10,951,940	$10,532,037	$10,355,789
LIMITED PARTNERS
Balance, beginning of year	$233,162	$227,837	$228,738
Issuance of restricted units to Limited Partners	—	13	2
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(74,063)	(4,696)	(10,410)
Equity compensation associated with Units – Limited Partners	17,797	11,926	13,410
Net income available to Units – Limited Partners	45,900	34,010	36,034
Units – Limited Partners distributions	(30,612)	(32,951)	(29,896)
Change in carrying value of Redeemable Limited Partners	(1,428)	(775)	(2,011)
Adjustment for Limited Partners ownership in Operating Partnership	23,338	(2,202)	(8,030)
Balance, end of year	$214,094	$233,162	$227,837
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(43,666)	$(77,563)	$(64,986)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	—	(1,190)	(33,765)
Losses reclassified into earnings from other comprehensive income	9,394	35,087	21,188
Balance, end of year	$(34,272)	$(43,666)	$(77,563)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$2.41	$2.41	$2.27

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2021	2020	2019
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$4,673	$1,183	$(2,293)
Net income attributable to Noncontrolling Interests	17,964	14,855	3,297
Contributions by Noncontrolling Interests	1,394	417	7,337
Distributions to Noncontrolling Interests	(5,865)	(11,782)	(7,158)
Balance, end of year	$18,166	$4,673	$1,183

See accompanying notes

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business

Equity Residential (“EQR”) is an S&P 500 company focused on the acquisition, development and management of residential properties located in and around dynamic cities that attract affluent long-term renters, a business that is conducted on its behalf by ERP Operating Limited Partnership (“ERPOP”).  EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and ERPOP is an Illinois limited partnership formed in May 1993.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.

EQR is the general partner of, and as of December 31, 2021 owned an approximate 96.7% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of December 31, 2021, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 310 properties located in 10 states and the District of Columbia consisting of 80,407 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	294	76,861
Partially Owned Properties – Consolidated	16	3,546
	310	80,407

COVID-19 Pandemic

The Company continues to monitor and respond to the ongoing effects of the novel coronavirus (“COVID-19”) pandemic.  Its duration, severity and the extent of its adverse health impact on the general population, our residents and employees, along with the distribution, effectiveness and acceptance of vaccines and testing and pace and degree of recovery from the pandemic are among the many unknowns that have had or could continue to have a significant impact on the Company.  These, among other items, have impacted the economy, the unemployment rate and our operations and could materially affect our future consolidated results of operations, financial condition, liquidity, investments and overall performance.
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

Real Estate Assets and Depreciation of Investment in Real Estate

The Company expects that substantially all of its acquisitions will be accounted for as asset acquisitions.  In an asset acquisition, the Company is required to capitalize transaction costs and allocate the purchase price on a relative fair value basis (including any identified intangible assets).  For the years ended December 31, 2021 and 2020, all acquisitions were considered asset acquisitions.

In making estimates of relative fair values for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired or developed and existing comparable properties in our portfolio and other market data.  The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets/liabilities acquired.  The Company allocates the purchase price of acquired real estate to various components as follows:

•	Land – Based on actual purchase price adjusted to an allocation of the relative fair value (as necessary) if acquired separately or market research/comparables if acquired with an operating property.
•

Furniture, Fixtures and Equipment – Based on an estimate of the allocation of the relative fair value of the appliances and fixtures inside an apartment unit.  The per-apartment unit amount applied depends on the economic age of the apartment units acquired.  Depreciation is calculated on the straight-line method over an estimated useful life of five to ten years.

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

•

For long-lived non-operating assets (projects under development and land held for development), management evaluates major cost overruns, market conditions that could affect lease-up projections, intent and ability to hold the asset, and any other indicators of impairment.  If any of the indicators were to suggest impairment was present, a recoverability analysis would be performed and the carrying value of the asset would be adjusted accordingly to fair value.

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

See Note 4 for further discussion of the Company’s impairment charge on a land parcel in 2021.

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

During the years ended December 31, 2021 and 2020, the Company capitalized $13.9 million and $12.1 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

Fair Value of Financial Instruments

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

In the normal course of business, the Company is exposed to the effect of interest rate changes.  The Company may seek to manage these risks by following established risk management policies and procedures, including the use of derivatives to hedge interest rate risk on debt instruments.  The Company may also use derivatives to manage commodity prices in the daily operations of the business.

The Company has a policy of only entering into derivative contracts with major financial institutions based upon their credit ratings and other factors.  When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from these instruments nor does it anticipate any material adverse effect on its net income or financial position in the future.

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

Leases and Revenue Recognition

Rental income attributable to residential leases is recorded on a straight-line basis over the term of the lease when reasonably assured they are collectible, which is not materially different than if it were recorded when due from residents and recognized monthly as it was earned.  Leases entered into between a resident and a property for the rental of an apartment unit are generally year-to-year, renewable upon consent of both parties on an annual or monthly basis.  Rental income attributable to non-residential leases is also recorded on a straight-line basis over the term of the lease when reasonably assured they are collectible.  Non-residential leases generally have five to ten year lease terms with market-based renewal options.  Fee and asset management revenue and interest income are recorded on an accrual basis.

The majority of the Company’s revenue is derived from residential, non-residential and other lease income, which are accounted for under the lease standard effective January 1, 2019.  Our revenue streams have the same timing and pattern of revenue recognition across our reportable segments, with consistent allocations between the lease and revenue recognition standards.

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

The lease standard also requires lessees to recognize on the balance sheet: (a) a liability for the lease obligation (initially measured at the present value of the future lease payments not yet paid over the lease term); and (b) an asset for its right to use the underlying asset (initially equal to the lease liability).  The discount rate for the lease is the rate implicit in the lease or, if that rate cannot be readily determined, the incremental borrowing rate.  As the Company does not know the amount of the lessors’ initial direct costs, it cannot readily determine the rate implicit in the lease and instead must apply the incremental borrowing rate.  The Company uses estimates and judgments on the incremental borrowing rate used to calculate the present value of the future lease payments.  Since the Company’s credit backs the corporate office lease obligations and the lease terms are generally ten years or less, the discount rate range was estimated by using the Company’s borrowing rates for actual pricing data.  The discount rate range for ground leases takes into account various factors, including the longer life of the ground leases, and was estimated by using the Company’s borrowing rates for actual pricing data through 30 years and other long-term market rates.

The Company’s revenue streams that are not accounted for under the lease standard include:

•

Parking revenue – The Company’s parking revenue, not related to leasing, is derived primarily from monthly and transient daily parking and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.

•

Other rental and non-rental related revenue – The Company receives other income, including, but not limited to: (a) ancillary income, such as laundry, renters insurance and cable income; (b) net settlement income; and (c) miscellaneous fee income.

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

The Company’s allowance for doubtful accounts (which offsets accounts receivable and is included within other assets on the consolidated balance sheets) and bad debts (which reduce rental income on the consolidated statements of operations and comprehensive income) have historically been very modest, particularly in our residential business, given the quality of our resident base and asset class.  However, due to the impact of the COVID-19 pandemic, the allowance for doubtful accounts and bad debts became elevated during 2020 and remained elevated in 2021.  In accordance with the lease standard, if we determine the lease payments are not probable of collection (based on known troubled accounts, rent deferral plans granted, historical experience and other currently available evidence), we fully reserve for any unpaid amounts, deferred rent receivable, variable lease payments and straight-line receivable balances and recognize rental income only if cash is received.  If the Company’s estimates of collectibility differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted.  See Note 8 for additional details.

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

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) included tax provisions which increased allowable interest expense deductions for 2019 and 2020 (no increases for 2021) and increased the ability for taxpayers to use net operating losses.  These provisions did not result in a material impact to the Company’s taxable income or tax liabilities.

The CARES Act also allowed corporations to request accelerated refunds of their alternative minimum tax (“AMT”) credit.  Prior to enactment of this provision, the remaining credits would have been refunded in installments in 2020, 2021 and 2022.  We received a refund of our remaining $1.6 million in AMT credits during the year ended December 31, 2020.

The Company’s provision for income and other tax expense (benefit) was as follows for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
State and local income, franchise and excise tax (benefit)	$915	$852	$963
Alternative minimum tax credit (benefit) (1)	—	—	(3,244)
Income and other tax expense (benefit) (2)	$915	$852	$(2,281)

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

(2)	All provisions for income tax amounts are current and none are deferred.

During the years ended December 31, 2021, 2020 and 2019, the tax character of the Company’s dividends and distributions were as follows (unaudited):

	Year Ended December 31,
	2021 (1)	2020 (2)	2019 (3)
Tax character of dividends and distributions:
Ordinary dividends	$1.40791	$1.34739	$1.39604
Long-term capital gain	0.73687	0.77923	0.61243
Unrecaptured section 1250 gain	0.26522	0.24838	0.23403
Dividends and distributions per
Common Share/Unit outstanding	$2.41000	$2.37500	$2.24250

(1)	The Company’s fourth quarter 2021 dividends and distributions of $0.6025 per Common Share/Unit outstanding will be included as taxable income in calendar year 2022.
(2)	The Company’s fourth quarter 2020 dividends and distributions of $0.6025 per Common Share/Unit outstanding was included as taxable income in calendar year 2021.
(3)	The Company’s fourth quarter 2019 dividends and distributions of $0.5675 per Common Share/Unit outstanding was included as taxable income in calendar year 2020.

The Company issued Internal Revenue Service (“IRS”) Form 1099-DIV to shareholders to report the tax character of Company distributions consistent with these amounts.  The Company provides additional information to assist shareholders in the preparation of their tax returns.  For 2021, the Company reported an AMT preference adjustment equal to $0.06 per share and disclosed amounts defined under Treasury Regulation §1.1061-6(c) of the Internal Revenue Code as “One Year” and “Three Year” amounts equal to $0.02650 per share and $0.00584 per share, respectively.

The unaudited cost of land and depreciable property, net of accumulated depreciation, for federal income tax purposes as of December 31, 2021 and 2020 was approximately $13.2 billion and $13.8 billion, respectively.

Principles of Consolidation

The Company may hold an interest in subsidiaries, partnerships, joint ventures and other similar entities and accounts for these interests in accordance with the consolidation guidance. The Company first determines whether to consolidate the entity as a variable interest entity (“VIE”) or voting interest entity, or to account for the interest under the equity method of accounting as an unconsolidated entity.  In situations in which we have concluded that an entity qualifies as a VIE, it is generally because the equity investors of VIEs do not have sufficient equity at risk to finance their activities without additional subordinated financial support or do not have substantive voting rights.  The Company consolidates an entity when it is considered to be the primary beneficiary of the VIE or when it controls the entity through ownership of a majority voting interest.  A primary beneficiary has the power to direct the activities that most significantly impact the VIE’s performance and has the obligation to absorb the expected losses or the right to receive the expected residual returns that could potentially be significant to the VIE.  In evaluating whether the entity is a VIE and/or the Company is the primary beneficiary of the entity, the Company considers several factors, including, but not limited to, proportionate share or ownership of the VIE, funding and financing sources, the business purpose of the entity, related parties, developer and property management fees and agreement terms regarding major decisions, participating and voting rights, contributions and distributions.

Investments in Unconsolidated Entities

The Company accounts for investments in unconsolidated entities under the equity method of accounting and measures the investments initially at cost.  The Company subsequently adjusts the carrying amount by additional cash and non-cash contributions and distributions and its proportionate share of the earnings and losses of such entities.  The proportionate share of the earnings and losses are also recognized in the consolidated statements of operations and comprehensive income.  In addition, we may earn fees for providing property management services or construction oversight.

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

Recently Issued Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued an amendment to the debt and equity financial instruments standards which simplifies the accounting for convertible instruments and accounting for contracts in an entity’s own equity.  Instead of being required to assess whether an equity contract permits settlement in unregistered shares, which may require a legal analysis under the securities laws, entities will only analyze whether cash settlements are explicitly required when registered shares are unavailable.  As a result, such contracts may potentially be classified in permanent rather than mezzanine equity, which may affect the way the Company’s OP Units are presented on its financial statements.  The update is effective for the Company beginning on January 1, 2022, as the Company did not early adopt the standard as allowed on January 1, 2021.  The Company is currently evaluating the impact of adopting the new standard on its consolidated results of operations and financial position.

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

In June 2016, the FASB issued a standard which requires companies to adopt a new approach for estimating credit losses on certain types of financial instruments, such as trade and other receivables and loans.  The standard requires entities to estimate a lifetime expected credit loss for most financial instruments, including trade receivables.  In November 2018, the FASB issued an amendment excluding operating lease receivables accounted for under the lease standard from the scope of the credit losses standard.  The Company adopted this standard as required effective January 1, 2020, and it did not have a material effect on its consolidated results of operations and financial position.

Other

The Company is the controlling partner in various consolidated partnerships owning 16 properties consisting of 3,546 apartment units having a noncontrolling interest balance of $18.2 million at December 31, 2021.  The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries.  Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning two properties having a noncontrolling interest deficit balance of $4.8 million.  These two partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement.  The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements.  As of December 31, 2021, the Company estimates the value of Noncontrolling Interest distributions for these two properties would have been approximately $70.8 million (“Settlement Value”) had the partnerships been liquidated.  This Settlement Value is based on estimated third-party consideration realized by the partnerships upon disposition of the two Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2021 had those mortgages been prepaid.  Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change.  To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.
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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Common Shares
Common Shares outstanding at January 1,	372,302,000	371,670,884	369,405,161
Common Shares Issued:
Conversion of OP Units	1,354,208	122,505	313,940
Exercise of share options	1,710,692	239,695	1,745,050
Employee Share Purchase Plan (ESPP)	70,702	90,196	48,131
Restricted share grants, net	89,593	178,720	158,602
Common Shares outstanding at December 31,	375,527,195	372,302,000	371,670,884
Units
Units outstanding at January 1,	13,858,073	13,731,315	13,904,035
Restricted unit grants, net	155,162	249,263	141,220
Conversion of OP Units to Common Shares	(1,354,208)	(122,505)	(313,940)
Units outstanding at December 31,	12,659,027	13,858,073	13,731,315
Total Common Shares and Units outstanding at December 31,	388,186,222	386,160,073	385,402,199
Units Ownership Interest in Operating Partnership	3.3%	3.6%	3.6%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	386,160,073	385,402,199	383,309,196
Issued to General Partner:
Exercise of EQR share options	1,710,692	239,695	1,745,050
EQR’s Employee Share Purchase Plan (ESPP)	70,702	90,196	48,131
EQR’s restricted share grants, net	89,593	178,720	158,602
Issued to Limited Partners:
Restricted unit grants, net	155,162	249,263	141,220
General and Limited Partner Units outstanding at December 31,	388,186,222	386,160,073	385,402,199
Limited Partner Units
Limited Partner Units outstanding at January 1,	13,858,073	13,731,315	13,904,035
Limited Partner restricted unit grants, net	155,162	249,263	141,220
Conversion of Limited Partner OP Units to EQR Common Shares	(1,354,208)	(122,505)	(313,940)
Limited Partner Units outstanding at December 31,	12,659,027	13,858,073	13,731,315
Limited Partner Units Ownership Interest in Operating Partnership	3.3%	3.6%	3.6%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at December 31, 2021 and 2020.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total.  Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above.  As of December 31, 2021 and 2020, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $499.0 million and $339.0 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the years ended December 31, 2021, 2020 and 2019, respectively (amounts in thousands):

	2021	2020	2019
Balance at January 1,	$338,951	$463,400	$379,106
Change in market value	158,598	(125,224)	82,283
Change in carrying value	1,428	775	2,011
Balance at December 31,	$498,977	$338,951	$463,400

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of December 31, 2021 and 2020:

			Amounts in thousands
		Annual
	Call	Dividend Per	December 31,	December 31,
	Date (1)	Share/Unit (2)	2021	2020
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of December 31, 2021 and 2020	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements.  The current program matures in June 2022 and gives EQR the authority to issue up to 13.0 million shares, all of which remain outstanding as of December 31, 2021, pending the settlement of the outstanding forward sale agreements.  These forward sale agreements allow the Company, at its election, to settle the agreements by issuing Common Shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement or, alternatively, to settle the agreements in whole or in part through the delivery or receipt of Common Shares or cash.  Issuances of shares under these forward sale agreements are classified as equity transactions.  Accordingly, no amounts relating to the forward sale agreements are recorded in the consolidated financial statements until settlement occurs.  Prior to any settlements, the only impact to the consolidated financial statements is the inclusion of incremental shares, if any, within the calculation of diluted net income per share using the treasury stock method (see Note 11 for additional discussion).  The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current overnight federal funds rate and the amount of dividends paid to holders of the Company’s Common Shares over the term of the forward sale agreement.

As of December 31, 2021, the Company had entered into such forward sale agreements under this program for a total of approximately 1.7 million Common Shares at a weighted average initial forward price per share of $83.25.  All of these forward sale agreements were entered into during the quarter ended September 30, 2021.  As of December 31, 2021, no shares under the forward sale agreements had been settled.  These forward sale agreements must be settled by March 2023.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008 and no repurchases of any kind have occurred since February 2014.  As of December 31, 2021, EQR has remaining authorization to repurchase up to 13.0 million of its shares.
4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Land	$5,814,790	$5,785,367
Depreciable property:
Buildings and improvements	19,632,284	18,464,484
Furniture, fixtures and equipment	2,220,203	1,970,033
In-Place lease intangibles	518,324	486,137
Projects under development:
Land	—	23,531
Construction-in-progress	24,307	387,603
Land held for development:
Land	46,160	46,160
Construction-in-progress	16,838	40,010
Investment in real estate	28,272,906	27,203,325
Accumulated depreciation	(8,354,282)	(7,859,657)
Investment in real estate, net	$19,918,624	$19,343,668

Acquisitions and Dispositions

During the year ended December 31, 2021, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	17	4,747	$1,709,379
Total	17	4,747	$1,709,379

(1)	Purchase price includes an allocation of approximately $226.3 million to land and $1.5 billion to depreciable property (inclusive of capitalized closing costs).

During the year ended December 31, 2020, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	1	158	$48,860
Total	1	158	$48,860

(1)	Purchase price includes an allocation of approximately $5.5 million to land and $43.4 million to depreciable property (inclusive of capitalized closing costs).

During the year ended December 31, 2021, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	14	3,053	$1,716,775
Total	14	3,053	$1,716,775

The Company recognized a net gain on sales of real estate properties of approximately $1.1 billion on the above sales.

During the year ended December 31, 2020, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	6	2,231	$1,066,861
Land Parcels (two)	—	—	55,510
Total	6	2,231	$1,122,371

The Company recognized a net gain on sales of real estate properties of approximately $531.8 million and a net gain on sales of land parcels of approximately $34.2 million on the above sales.

Impairment

During the year ended December 31, 2021, the Company recorded an approximate $16.8 million non-cash asset impairment charge on a land parcel which is included in land held for development on the consolidated balance sheets and included in the non-same store/other segment discussed in Note 17.  The charge was the result of an analysis of the parcel’s estimated fair value (determined using internally developed models based on market assumptions and potential sales data from the marketing process) compared to its current capitalized carrying value after reassessment of our expected hold period for the parcel.  The parcel now has a carrying value of $15.0 million.
5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any agreements to acquire rental properties or land parcels as of the date of filing.

The Company has entered into separate agreements to dispose of the following (sales price and net book value in thousands):

	Properties	Apartment Units	Sales Price	Net Book Value at December 31, 2021
Rental Properties – Consolidated	2	490	$331,150	$191,196
Total	2	490	$331,150	$191,196

The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above.  See Note 18 for discussion of the properties acquired or disposed of, if any, subsequent to December 31, 2021.
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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary.  As a result, the joint ventures are required to be consolidated on the Company’s financial statements.  The following table summarizes the Company’s consolidated joint ventures as of December 31, 2021:

	Operating Properties		Project Under Development (1)
	Properties	Apartment Units	Project	Apartment Units
Consolidated Joint Ventures (VIE)	16	3,546	1	312

(1)	The land under this project is subject to a long-term ground lease.

The following table provides consolidated assets and liabilities related to the VIEs discussed above as of December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021	December 31, 2020
Consolidated Assets	$912,955	$784,066
Consolidated Liabilities	$251,424	$223,989

Investments in Unconsolidated Entities

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of December 31, 2021 and 2020 (amounts in thousands except for ownership percentage):

	December 31, 2021	December 31, 2020	Ownership Percentage
Investments in Unconsolidated Entities:
Operating Property (VIE) (1)	$36,024	$38,288	33.3%
Unconsolidated Development Joint Ventures (VIE) (2)	72,488	—	62% - 90% (4)
Real Estate Technology (3)	19,347	14,866	Varies
Other	(411)	(372)	Varies
Investments in Unconsolidated Entities	$127,448	$52,782

(1)

Represents an unconsolidated interest in an entity that owns the land underlying one of the consolidated joint venture properties noted above and owns and operates a related parking facility.  The consolidated joint venture entity, as a limited partner, does not have substantive kick-out or participating rights in the entity.  As a result, the entity qualifies as a VIE, but the consolidated joint venture entity does not have a controlling financial interest in the VIE and is not the VIE’s primary beneficiary.  As a result, the entity that owns the land and owns and operates the parking facility is unconsolidated and recorded using the equity method of accounting.

(2)	Represents unconsolidated interests in projects under development and land held for development. See further discussion below.
(3)	Represents unconsolidated investments in real estate technology funds/companies.
(4)

In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner.  If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of December 31, 2021:

	Operating Property (1)	Projects Under Development (2)		Land Held for Development (2), (3)
	Entity	Projects	Apartment Units (4)	Projects	Apartment Units (4)
Unconsolidated Joint Ventures (VIE)	1	3	929	3	1,005

(1)	Represents the operating property noted in the table above.
(2)	Represents separate unconsolidated joint ventures for the purpose of developing multifamily rental properties.
(3)	Represents separate unconsolidated joint ventures that are expected to start construction in 2022. One parcel is subject to a long-term ground lease.
(4)	Represents the intended number of apartment units.

New Joint Ventures

In August 2021, the Company entered into a strategic partnership with Toll Brothers, Inc. (“Toll”) to develop apartment communities in key markets.  The Company and Toll will enter into separate joint venture agreements for each property, and the Company will account for these unconsolidated joint ventures under the equity method of accounting.  Toll will act as the managing member of each project and receive developer fees.  The Company, in certain circumstances, may act as the property manager, receive property management fees and have the right, but not the obligation, to acquire each property at fair market value upon stabilization.  As of December 31, 2021, the Company and Toll entered into three separate joint venture agreements under the strategic partnership (included in the table below).

The following table provides information on total unconsolidated development joint ventures entered into during the year ended December 31, 2021 (amounts in thousands except for number of unconsolidated joint ventures):

Number of unconsolidated joint ventures (1) (2)	6
EQR's investments in unconsolidated entities – acquisitions	$48,534

(1)

The entities qualify as VIEs, but the Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the VIE’s performance.  Therefore, these entities are unconsolidated and recorded using the equity method of accounting.  See Note 2 for additional discussion.

(2)	One parcel is subject to a long-term ground lease.

7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021	December 31, 2020
Mortgage escrow deposits:
Replacement reserves	$11,156	$9,877
Mortgage principal reserves/sinking funds	19,104	14,168
Mortgage escrow deposits	30,260	24,045
Restricted cash:
Tax-deferred (1031) exchange proceeds	166,362	—
Earnest money on pending acquisitions	2,000	—
Restricted deposits on real estate investments	284	307
Resident security and utility deposits	35,663	31,412
Other	1,835	1,373
Restricted cash	206,144	33,092
Restricted deposits	$236,404	$57,137

8.	Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

For the years ended December 31, 2021, 2020 and 2019, approximately 97%, 98% and 97%, respectively, of the Company’s total lease revenue is generated from residential apartment leases that are generally twelve months or less in length.  The residential apartment leases may include lease income related to such items as utility recoveries, parking rent, storage rent and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

For the years ended December 31, 2021, 2020 and 2019, approximately 3%, 2% and 3%, respectively, of the Company’s total lease revenue is generated by non-residential leases that are generally for terms ranging between five to ten years.  The non-residential leases generally consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents.  The non-residential leases may include lease income related to such items as utility recoveries, parking rent and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Non-residential leases are renewable with market-based renewal options.

The Company elected the practical expedient to account for both its lease and non-lease components (specifically common area maintenance charges) as a single lease component under the lease standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$2,199,986	$61,033	$2,261,019	$2,336,778	$51,663	$2,388,441	$2,414,201	$71,988	$2,486,189
Utility recoveries (RUBS income) (1)	74,846	723	75,569	70,699	677	71,376	67,659	917	68,576
Parking rent	40,934	565	41,499	38,743	412	39,155	37,557	348	37,905
Other lease revenue (2)	(17,667)	4,027	(13,640)	(28,663)	(5,519)	(34,182)	1,979	(820)	1,159
Total lease revenue	$2,298,099	$66,348	2,364,447	$2,417,557	$47,233	2,464,790	$2,521,396	$72,433	2,593,829
Parking revenue			26,789			22,210			28,272
Other revenue			72,761			84,705			78,590
Total other rental income (3)			99,550			106,915			106,862
Rental income			$2,463,997			$2,571,705			$2,700,691

(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)	Other lease revenue consists of the revenue adjustment related to bad debt and other miscellaneous lease revenue.
(3)	Other rental income is accounted for under the revenue recognition standard.

The economic impact of the pandemic on a subset of our residents and tenants has led to elevated levels of bad debt, which was reduced, in part, by governmental rental assistance payments paid on their behalf.  We continue to work with our residents and tenants on payment plans and collections and our bad debt allowance policies remain consistent from those existing prior to the pandemic.

The following table presents residential and non-residential accounts receivable and straight-line receivable balances for the Company’s properties as of December 31, 2021 and 2020 (amounts in thousands):

	Residential			Non-Residential
Balance Sheet (Other assets):	December 31, 2021		December 31, 2020	December 31, 2021	December 31, 2020
Resident/tenant accounts receivable balances	$37,959		$30,856	$3,218	$7,598
Allowance for doubtful accounts	(33,121)		(24,021)	(2,365)	(6,527)
Net receivable balances	$4,838	(1)	$6,835	$853	$1,071

Straight-line receivable balances	$7,460		$19,992	$13,021	$13,413

(1)	The Company held residential security deposits approximating 48.2% of the net receivable balance at December 31, 2021.

The following table presents residential bad debt for the Company’s properties for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	Year Ended December 31,
Income Statement (Rental income):	2021	2020	2019
Bad debt, net (1)	$31,485	$42,505	$12,067
% of rental income	1.3%	1.7%	0.5%

(1)	Bad debt, net benefited from additional resident payments due to governmental rental assistance programs of approximately $34.8 million for the year ended December 31, 2021.

Due to the impact of COVID-19 and the resulting economic impact on our non-residential tenants, we recognized a non-cash write-off of non-residential straight-line lease receivables of approximately $0.8 million and $13.2 million during the years ended December 31, 2021 and 2020, respectively.  In addition, we reduced rental revenues by approximately $7.5 million and $7.3 million during the years ended December 31, 2021 and 2020, respectively, due to rent payment deferrals/abatements granted to our non-residential tenants.

Lessee Accounting

The Company is the lessee under various corporate office and ground leases for which the Company recognizes right-of-use (“ROU”) assets and related lease liabilities.  The following table presents the Company’s ROU assets and related lease liabilities as of December 31, 2021 and 2020 (amounts in thousands):

	2021	2020
Right-of-use assets:
Corporate office leases (operating)	$36,897	$39,203
Ground leases (finance)	97,575	57,584
Ground leases (operating)	340,241	402,500
Right-of-use assets	$474,713	$499,287
Lease liabilities:
Corporate office leases (operating)	$37,760	$40,470
Ground leases (finance)	69,479	23,350
Ground leases (operating)	205,096	265,310
Lease liabilities	$312,335	$329,130

Corporate office leases

The Company leases eight corporate offices with lease expiration dates ranging from 2022 through 2042 (inclusive of applicable extension options).  See Note 15 for details on a corporate office lease with a related party.

Ground leases

The Company maintains long-term ground leases for 15 operating properties and one project under development with lease expiration dates ranging from 2042 through 2118 (inclusive of applicable purchase options).  The Company owns the building and improvements.  During the year ended December 31, 2021, the Company modified one ground lease that was previously classified as an operating lease.  The Company now classifies this lease as a finance lease and reduced its lease liability and ROU asset due to remeasurement by approximately $11.3 million.

Additional disclosures

The following tables illustrate the quantitative disclosures for lessees as of and for the years ended December 31, 2021, 2020 and 2019 (amounts in thousands):

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Lease cost:
Finance lease cost:
Amortization of right-of-use assets (capitalized)	$351	$—	$—
Amortization of right-of-use assets (expensed)	1,391	—	—
Interest on lease liabilities (capitalized)	452	1,029	225
Interest on lease liabilities (expensed)	1,464	—	—
Operating lease cost:
Corporate office leases	3,581	3,747	3,937
Ground leases	18,338	22,102	22,198
Variable lease cost:
Corporate office leases	1,037	1,307	1,489
Ground leases	2,973	3,304	3,700
Total lease cost	$29,587	$31,489	$31,549

	December 31, 2021	December 31, 2020	December 31, 2019
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Investing cash flows from finance leases	$383	$567	$188
Financing cash flows from finance leases	$1,898	$—	$34,734
Operating cash flows from operating leases:
Corporate office leases	$5,016	$5,296	$5,494
Ground leases	$14,682	$16,552	$16,837
ROU assets obtained in exchange for new finance lease liabilities	$—	$—	$23,201
ROU assets obtained in exchange for new operating lease liabilities:
Corporate office leases	$—	$—	$44,298
Ground leases	$—	$—	$422,018
Weighted-average remaining lease term – finance leases	25.2 years	18.7 years	19.7 years
Weighted-average remaining lease term – operating leases:
Corporate office leases	16.8 years	17.4 years	18.1 years
Ground leases	61.8 years	55.3 years	56.2 years
Weighted-average discount rate – finance leases	2.8%	3.0%	3.0%
Weighted-average discount rate – operating leases:
Corporate office leases	3.2%	3.2%	3.2%
Ground leases	5.1%	5.0%	5.0%

The following table summarizes the Company’s undiscounted cash flows for contractual obligations for minimum rent payments/receipts under operating and financing leases for the next five years and thereafter as of December 31, 2021:

(Payments)/Receipts Due by Year (in thousands)
	2022	2023	2024	2025	2026	Thereafter	Total
Finance Leases:
Minimum Rent Payments (a)	$(2,463)	$(2,662)	$(2,880)	$(2,946)	$(2,959)	$(88,209)	$(102,119)
Operating Leases:
Minimum Rent Payments (a)	$(15,090)	$(14,998)	$(15,131)	$(14,957)	$(14,843)	$(831,456)	$(906,475)
Minimum Rent Receipts (b)	$58,561	$56,754	$51,295	$45,091	$37,283	$135,922	$384,906

(a)	Minimum basic rent due for corporate office leases and base rent due on ground leases where the Company is the lessee.
(b)	Minimum basic rent receipts due for various non-residential space where the Company is the lessor. Excludes residential leases due to their short-term nature.

The following table provides a reconciliation of lease liabilities from our undiscounted cash flows for minimum rent payments as of December 31, 2021 (amounts in thousands):

2021
Total minimum rent payments	$1,008,594
Less: Lease discount	(696,259)
Lease liabilities	$312,335

9.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  Weighted average interest rates noted below for the years ended December 31, 2021 and 2020 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following tables summarize the Company’s mortgage notes payable activity for the years ended December 31, 2021 and 2020, respectively (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2020	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of December 31, 2021
Fixed Rate Debt:
Secured – Conventional	$1,901,091	$28,500	(2)	$(28,200)	$(7,465)	$1,522	$1,024	$1,896,472
Floating Rate Debt:
Secured – Conventional	31,494	29,928	(3)	—	—	—	(1,532)	59,890
Secured – Tax Exempt	361,305	—		(128,615)	—	1,242	907	234,839
Floating Rate Debt	392,799	29,928		(128,615)	—	1,242	(625)	294,729
Total	$2,293,890	$58,428		$(156,815)	$(7,465)	$2,764	$399	$2,191,201

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)	Obtained 3.58% fixed rate mortgage debt maturing on March 1, 2031.
(3)	Variable rate construction mortgage debt that is non-recourse to the Company maturing on June 25, 2022 (total commitment of $67.6 million).

	Mortgage notes payable, net as of December 31, 2019	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of December 31, 2020
Fixed Rate Debt:
Secured – Conventional	$1,574,699	$495,000	(2)	$(160,522)	$(7,759)	$988	$(1,315)	$1,901,091
Floating Rate Debt:
Secured – Conventional	7,050	24,204	(3)	—	—	—	240	31,494
Secured – Tax Exempt	359,861	—		—	—	1,246	198	361,305
Floating Rate Debt	366,911	24,204		—	—	1,246	438	392,799
Total	$1,941,610	$519,204		$(160,522)	$(7,759)	$2,234	$(877)	$2,293,890

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)	Obtained a 2.60% fixed rate mortgage loan pool maturing on May 1, 2030.
(3)	Variable rate construction mortgage debt that is non-recourse to the Company maturing on June 25, 2022 (total commitment of $67.6 million).

The following table summarizes certain interest rate and maturity date information as of and for the years ended December 31, 2021 and 2020, respectively:

	December 31, 2021	December 31, 2020
Interest Rate Ranges	0.06% - 4.21%	0.06% - 4.71%
Weighted Average Interest Rate	3.18%	3.33%
Maturity Date Ranges	2022-2061	2021-2061

As of December 31, 2021 and 2020, the Company had $250.0 million and $281.7 million, respectively, of secured debt (primarily tax-exempt bonds) subject to third-party credit enhancement.

The historical cost, net of accumulated depreciation, of encumbered properties was $2.7 billion and $2.9 billion at December 31, 2021 and 2020, respectively.

Notes

The following tables summarize the Company’s notes activity for the years ended December 31, 2021 and 2020, respectively (amounts in thousands):

	Notes, net as of December 31, 2020	Proceeds		Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of December 31, 2021
Fixed Rate Debt:
Unsecured – Public	$5,335,536	$497,470	(2)	$—	$2,538	$(322)	$5,835,222

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)	Issued $500.0 million of ten-year 1.85% unsecured notes, receiving net proceeds before underwriting fees and other expenses.

	Notes, net as of December 31, 2019	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of December 31, 2020
Fixed Rate Debt:
Unsecured – Public	$6,077,513	$—	$(750,000)	$2,997	$5,026	$5,335,536

(1)	Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the years ended December 31, 2021 and 2020, respectively:

	December 31, 2021	December 31, 2020
Interest Rate Ranges	1.85% - 7.57%	2.50% - 7.57%
Weighted Average Interest Rate	3.65%	4.03%
Maturity Date Ranges	2023-2047	2023-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2021 and 2020.

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC in June 2019 and expires in June 2022.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing November 1, 2024.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.775%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating. The weighted average interest rates on the revolving credit facility were 0.88% and 1.47% for the years ended December 31, 2021 and 2020, respectively.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.0 billion subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  The notes bear interest at various floating rates with a weighted average interest rate of 0.27% and 1.72% for the years ended December 31, 2021 and 2020, respectively, and a weighted average maturity of 27 days and 45 days as of December 31, 2021 and 2020, respectively.  The weighted average amount outstanding for the years ended December 31, 2021 and 2020 was approximately $471.0 million and $276.6 million, respectively.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of December 31, 2021 and 2020 (amounts in thousands):

	December 31, 2021	December 31, 2020
Unsecured revolving credit facility commitment	$2,500,000	$2,500,000
Commercial paper balance outstanding	(315,121)	(415,000)
Unsecured revolving credit facility balance outstanding	—	—
Other restricted amounts	(3,507)	(100,949)
Unsecured revolving credit facility availability	$2,181,372	$1,984,051

Other

The following table summarizes the Company’s total debt extinguishment costs recorded as additional interest expense during the years ended December 31, 2021, 2020 and 2019, respectively (amounts in thousands):

	December 31, 2021	December 31, 2020	December 31, 2019
Prepayment premiums/penalties	$—	$26,150	$13,647
Write-offs of unamortized deferred financing costs	744	634	3,148
Write-offs of unamortized (premiums)/discounts/OCI	—	12,508	7,196
Total	$744	$39,292	$23,991

The following table provides a summary of the aggregate payments of principal on all debt for each of the next five years and thereafter as of December 31, 2021 (amounts in thousands):

Year	Total
2022 (1)	$641,089
2023	1,329,088
2024	6,100
2025	458,200
2026	601,025
Thereafter	5,385,670
Subtotal	8,421,172
Deferred Financing Costs and Unamortized (Discount)	(79,719)
Total	$8,341,453

(1)	Includes $315.1 million in principal outstanding on the Company’s commercial paper program.

10.	Fair Value Measurements

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

During the year ended December 31, 2021, the Company purchased and sold investment securities and recognized a net gain on sale of $23.4 million, which is included in interest and other income in the consolidated statements of operations.  The Company did not own any of these investment securities at December 31, 2021.

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at December 31, 2021 and 2020, respectively (amounts in thousands):

	December 31, 2021		December 31, 2020
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$2,191,201	$2,193,689	$2,293,890	$2,313,263
Unsecured debt, net	6,150,252	6,798,309	5,750,366	6,686,612
Total debt, net	$8,341,453	$8,991,998	$8,044,256	$8,999,875

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at December 31, 2021 and 2020, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$164,650	$164,650	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$164,650	$164,650	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$498,977	$—	$498,977	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2020	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$160,293	$160,293	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$160,293	$160,293	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$338,951	$—	$338,951	$—

The following tables provide a summary of the effect of fair value hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2021, 2020 and 2019, respectively (amounts in thousands):

December 31, 2021 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	N/A	$—	N/A	N/A	$—
Total		$—			$—

December 31, 2020 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	N/A	$—	N/A	N/A	$—
Total		$—			$—

December 31, 2019 Type of Fair Value Hedge	Location of Gain/(Loss) Recognized in Income on Derivative	Amount of Gain/(Loss) Recognized in Income on Derivative	Hedged Item	Income Statement Location of Hedged Item Gain/(Loss)	Amount of Gain/(Loss) Recognized in Income on Hedged Item
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Interest Rate Swaps	Interest expense	$2,277	Fixed rate debt	Interest expense	$(2,277)
Total		$2,277			$(2,277)

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2021, 2020 and 2019, respectively (amounts in thousands):

December 31, 2021 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(9,394)
Total	$—		$(9,394)

December 31, 2020 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(1,190)	Interest expense	$(35,087)
Total	$(1,190)		$(35,087)

December 31, 2019 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(33,765)	Interest expense	$(21,188)
Total	$(33,765)		$(21,188)

As of December 31, 2021 and 2020, there were approximately $34.3 million and $43.7 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to derivative instruments, of which an estimated $10.6 million may be recognized as additional interest expense during the twelve months ending December 31, 2022.

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

In June 2019, the Company paid approximately $41.8 million to settle ten forward starting swaps in conjunction with the issuance of $600.0 million of ten-year unsecured public notes.  The accrued interest of approximately $0.2 million was recorded as an increase to interest expense. The remaining $41.6 million was deferred as a component of accumulated other comprehensive income (loss) and will be recognized as an increase to interest expense over the first nine years and eleven months of the notes.

11.	Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator for net income per share – basic:
Net income	$1,396,714	$962,501	$1,009,708
Allocation to Noncontrolling Interests – Operating Partnership	(45,900)	(34,010)	(36,034)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(17,964)	(14,855)	(3,297)
Preferred distributions	(3,090)	(3,090)	(3,090)
Numerator for net income per share – basic	$1,329,760	$910,546	$967,287
Numerator for net income per share – diluted:
Net income	$1,396,714	$962,501	$1,009,708
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(17,964)	(14,855)	(3,297)
Preferred distributions	(3,090)	(3,090)	(3,090)
Numerator for net income per share – diluted	$1,375,660	$944,556	$1,003,321
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	373,833	371,791	370,461
Effect of dilutive securities:
OP Units	12,263	13,003	12,907
Long-term compensation shares/units	1,924	1,080	2,965
ATM forward sales	69	—	—
Denominator for net income per share – diluted	388,089	385,874	386,333
Net income per share – basic	$3.56	$2.45	$2.61
Net income per share – diluted	$3.54	$2.45	$2.60

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator for net income per Unit – basic and diluted:
Net income	$1,396,714	$962,501	$1,009,708
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(17,964)	(14,855)	(3,297)
Allocation to Preference Units	(3,090)	(3,090)	(3,090)
Numerator for net income per Unit – basic and diluted	$1,375,660	$944,556	$1,003,321
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	386,096	384,794	383,368
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,924	1,080	2,965
ATM forward sales	69	—	—
Denominator for net income per Unit – diluted	388,089	385,874	386,333
Net income per Unit – basic	$3.56	$2.45	$2.61
Net income per Unit – diluted	$3.54	$2.45	$2.60

12.	Share Incentive Plans

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.

Overview of Share Incentive Plans

The 2019 Share Incentive Plan (the “2019 Plan”), as approved by the Company’s shareholders on June 27, 2019, expires on June 27, 2029 and reserves 11,331,958 Common Shares for issuance.  All future awards will be granted under the 2019 Plan.  As of December 31, 2021, 9,539,478 shares were available for future issuance.

Pursuant to the 2019 Plan and the 2011 Share Incentive Plan (the “2011 Plan”) (collectively the “Share Incentive Plans”), officers, trustees, key employees and consultants of the Company and its subsidiaries may be granted share options to acquire Common Shares (“Options”), including non-qualified share options (“NQSOs”), incentive share options (“ISOs”) and share appreciation rights (“SARs”), or may be granted restricted or non-restricted shares/units (including long-term incentive plan awards), subject to conditions and restrictions.  Options, SARs, restricted shares and restricted units are sometimes collectively referred to herein as “Awards.”

The 2011 Plan will terminate when all outstanding Awards have expired or have been exercised/vested.  The Board of Trustees may at any time amend or terminate the Share Incentive Plans, but termination will not affect Awards previously granted, absent immediate vesting and cash settlement.  Any Options which had vested prior to such a termination would remain exercisable by the holder.

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

Valuation Method of Share Options

The fair value of the Option grants is recognized over the requisite service/vesting period of the Options.  The fair value for the Company’s Options was estimated at the time the Options were granted using the Black-Scholes option pricing model with the primary grant in each year having the following weighted average assumptions:

	2021	2020	2019
Expected volatility (1)	21.3%	15.2%	16.3%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	3.23%	3.04%	3.10%
Risk-free interest rate (4)	0.50%	1.32%	2.43%
Exercise price per share (5)	$67.48	$83.08	$72.02
Option valuation per share	$7.96	$7.23	$8.06
(1)	Expected volatility – Estimated based on the historical five-year volatility (the period matching the expected life) of EQR’s share price measured on a monthly basis.
(2)	Expected life – Approximates the actual weighted average life of all Options granted since the Company went public in 1993.
(3)

Expected dividend yield – Calculated by averaging the historical annual yield on EQR shares for a period matching the expected life of each grant, with the annual yield calculated by dividing actual regular dividends (excluding any special dividends) by the average price of EQR’s shares in a given year.

(4)	Risk-free interest rate – The most current U.S. Treasury rate available at the grant date for a period matching the expected life of each grant.
(5)	Exercise price per share – The closing share price of the Common Shares on the grant date.

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

Long-Term Incentive Plan

The Company’s executive compensation program allows the Chairman, Chief Executive Officer and certain other executive officers to earn from 0% to 200% of the target number of long-term incentive (“LTI”) awards, payable in the form of restricted shares and/or restricted units.  No payout would be made for any return below 50% of the target performance metric.  The Company’s Total Shareholder Return (“TSR”) and Normalized Funds from Operations (“FFO”) results over a forward-looking three-year performance period determine the restricted shares and/or restricted units awarded and are compared to pre-established quantitative performance metrics.  The grant date fair value of the awards is estimated using a Monte Carlo model for the TSR portion of the awards, and the resulting expense is recorded over the service period regardless of whether the TSR performance measures are achieved, while the Normalized FFO portion of the awards is adjusted based on the final achievement obtained.  If the executive is retirement-eligible, the grant date fair value is amortized into expense over the first year.  All other awards are amortized into expense over the three-year performance and vesting period. If employment is terminated prior to vesting, the restricted shares and restricted units are generally canceled.

The LTI participants receive distributions only on restricted units awarded equal to 10% of the quarterly distributions paid on OP Units during the performance period.  At the end of the performance period, LTI participants receive dividends/distributions actually earned on restricted shares or restricted units awarded during the performance period, less any distributions already paid on the restricted units.

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

	2021	2020	2019
Weighted average fair value per restricted share	$61.73	$75.89	$65.36
Weighted average fair value per restricted unit	$59.82	$72.69	$63.12

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

Under the Company’s definitions of retirement, some of its executive officers, including its Chief Executive Officer, and its Chairman are retirement eligible.

Compensation Expense and Award Activity

The following tables summarize compensation information regarding the restricted shares, restricted units, Options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2021, 2020 and 2019.

	Year Ended December 31, 2021
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$7,258	$1,131	$—	$8,389	$761
Restricted units (2)	16,689	70	1,038	17,797	1,254
Options	2,980	121	—	3,101	—
ESPP discount	883	108	—	991	—
Total	$27,810	$1,430	$1,038	$30,278	$2,015

	Year Ended December 31, 2020
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$10,053	$1,172	$—	$11,225	$1,172
Restricted units (2)	10,103	80	1,743	11,926	1,855
Options	2,156	193	—	2,349	—
ESPP discount	862	82	—	944	—
Total	$23,174	$1,527	$1,743	$26,444	$3,027

	Year Ended December 31, 2019
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$11,522	$916	$—	$12,438	$979
Restricted units (2)	9,905	240	3,265	13,410	825
Options	2,420	254	1	2,675	—
ESPP discount	602	40	—	642	—
Total	$24,449	$1,450	$3,266	$29,165	$1,804
(1)

The Company allows eligible officers the ability to receive immediately vested restricted units (subject to the book-up provisions described above and a two-year hold restriction) or immediately vested Options in-lieu of any percentage of their annual cash bonus.

(2)	Includes LTI plan awards granted under the executive compensation program.

Compensation expense is generally recognized for Awards as follows:

•	Restricted shares, restricted units and Options – Straight-line method over the vesting period of the Options, shares or units regardless of cliff or ratable vesting distinctions.
•	LTI plan awards – Target amount is recognized under the straight-line method over the vesting period of the shares or units.
•	ESPP discount – Immediately upon the purchase of Common Shares each quarter.

The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above.  The total compensation expense related to Awards not yet vested at December 31, 2021 is $8.6 million (including the accelerated expenses for individuals approaching or meeting the retirement age criteria discussed above), which is expected to be recognized over a weighted average term of 1.37 years.

The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2021, 2020 and 2019:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	Restricted Units	Weighted Average Fair Value per Restricted Unit
Balance at December 31, 2018	7,112,235	$52.35	299,425	$66.52	1,139,848	$71.07
Awards granted (1)	234,147	$72.10	163,799	$73.96	141,772	$67.22
Awards exercised/vested	(1,745,050)	$44.72	(151,321)	$75.41	(422,784)	$70.77
Awards forfeited	(30,489)	$61.92	(5,197)	$65.35	(552)	$69.43
Awards expired	(3,299)	$40.39	—	$—	—	$—
Balance at December 31, 2019	5,567,544	$55.52	306,706	$66.15	858,284	$64.95
Awards granted (1)	317,731	$76.26	179,911	$77.44	249,263	$72.00
Awards exercised/vested	(239,695)	$50.31	(131,792)	$66.32	(227,747)	$68.47
Awards forfeited	(1,344)	$72.69	(1,191)	$73.45	—	$—
Awards expired	(1,484)	$47.18	—	$—	—	$—
Balance at December 31, 2020	5,642,752	$56.91	353,634	$71.81	879,800	$66.78
Awards granted (1)	489,853	$67.58	96,224	$70.46	190,742	$60.71
Awards exercised/vested	(1,710,692)	$50.09	(133,351)	$62.89	(181,531)	$62.01
Awards forfeited	(23,317)	$73.33	(6,631)	$74.31	(35,580)	$59.82
Awards expired	(10,763)	$68.00	—	$—	—	$—
Balance at December 31, 2021	4,387,833	$60.65	309,876	$75.17	853,431	$66.11
(1)	Includes LTI plan awards granted under the executive compensation program.

	Amounts in thousands except per share amounts
	Year Ended December 31,
	2021	2020	2019
Weighted average grant date fair value per share for Options granted	$7.98	$6.74	$8.05
Aggregate intrinsic value of Options exercised (1)	$47,413	$7,569	$58,066
Fair value of restricted shares vested	$9,222	$10,559	$11,133
Fair value of restricted units vested	$12,468	$18,711	$29,149
(1)	These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

The following table summarizes information regarding Options outstanding and exercisable at December 31, 2021 (aggregate intrinsic value is in thousands):

	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Options Outstanding	4,387,833	5.37	$60.65	$130,999
Options Exercisable	3,710,888	4.76	$58.70	$118,015
Vested and expected to vest	666,334	8.71	$71.33	$12,775
(1)	The aggregate intrinsic values were calculated as the excess, if any, between the Company’s closing share price of $90.50 per share on December 31, 2021 and the strike price of the underlying awards.

As of December 31, 2020 and 2019, 4,985,668 Options (with a weighted average exercise price of $55.12) and 4,750,481 Options (with a weighted average exercise price of $54.13) were exercisable, respectively.
13.	Employee Plans

The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of EQR.  The Company registered 7,000,000 Common Shares under the ESPP, of which 2,553,434 Common Shares remained available for purchase at December 31, 2021.  The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter.  The following table summarizes information regarding the Common Shares issued under the ESPP with the net proceeds noted below being contributed to ERPOP in exchange for OP Units (amounts in thousands except share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Shares issued	70,702	90,196	48,131
Issuance price ranges	$53.13 – $71.04	$46.23 – $63.84	$59.56 – $72.91
Issuance proceeds	$4,265	$4,508	$3,116

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria.  The Company matches dollar for dollar up to the first 4% of eligible compensation that a participant contributes to the 401(k) Plan for all employees except those defined as highly compensated employees, whose match is 3%.  Participants are vested in the Company’s contributions over five years.  The Company recognized an expense in the amount of $4.9 million, $5.2 million and $5.0 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

On September 30, 2014, the Company filed with the SEC a Form S-3 Registration Statement to register 4,790,000 Common Shares pursuant to a Distribution Reinvestment Plan (the “2014 DRIP”), which included the remaining shares available for issuance under a previous registration.  The registration was automatically declared effective the same day and will expire when all 4,790,000 shares have been issued.  The Company has 4,640,684 Common Shares available for issuance under the 2014 DRIP at December 31, 2021.

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

The Company leases its corporate headquarters from an entity affiliated with EQR’s Chairman of the Board of Trustees.  The lease term expires on November 30, 2032 and contains two five-year extension options.  The amount incurred for such office space for the years ended December 31, 2021, 2020 and 2019 were approximately $1.7 million, $2.1 million and $2.6 million, respectively.  The Company believes these amounts approximate market rates for such rental space.
16.	Commitments and Contingencies

Commitments

Joint Venture and Real Estate Technology Fund Commitments

We have entered into, and may continue in the future to enter into, joint ventures agreements with third-party partners for the development of multifamily rental properties, as well as real estate technology fund investments.  The joint venture agreements with each development partner include buy-sell provisions that provide the right, but not the obligation, for the Company to acquire each respective partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for additional discussion.

The following table summarizes the Company’s approximate real estate commitments at December 31, 2021 (amounts in thousands for remaining commitments):

			Remaining
	Projects/Investments	Apartment Units	Commitments
Projects Under Development
Consolidated	1	312	$83,720
Unconsolidated	3	929	264,290
Total Projects Under Development (1)	4	1,241	$348,010
Real Estate Technology Investments	9	—	$30,947

(1)	Remaining commitments for total projects under development represent the gross amounts, with funds to be provided by the Company, its joint venture partners and/or applicable construction loans.

As of December 31, 2021, the Company entered into a commitment agreement (the “Commitment Agreement”) with Toll to pursue the joint development of multifamily rental properties. Over the next three years, the Company intends to invest 75% of the equity for each selected project and Toll intends to invest 25%.  It is expected that each project will also be financed with approximately 60% non-recourse construction debt.  The parties have targeted an initial minimum co-investment of approximately $750.0 million in combined equity.  The Company and Toll will enter into separate joint venture agreements for each property, and the Company will account for these unconsolidated joint ventures under the equity method of accounting.  As of December 31, 2021, the Company and Toll have entered into three separate joint venture agreements under the Commitment Agreement, with all three projects expected to start development in 2022.

Employment Agreements

The Company has entered into a retirement benefits agreement with its Chairman and a deferred compensation agreement with one former executive officer.  During the years ended December 31, 2021, 2020 and 2019, the Company recognized compensation expense of $0.1 million, $0.5 million and $0.4 million, respectively, related to these agreements.

The following table summarizes the Company’s contractual obligations for deferred compensation for the next five years and thereafter as of December 31, 2021:

(Payments) Due by Year (in thousands)
	2022	2023	2024	2025	2026	Thereafter	Total
Other Long-Term Liabilities:
Deferred Compensation (1)	$(773)	$(1,013)	$(732)	$(732)	$(732)	$(4,023)	$(8,005)

(1)	Estimated payments to the Company’s Chairman and one former executive officer based on actual and estimated retirement dates.

Contingencies

Litigation and Legal Matters

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  While the Company does maintain a non-residential presence, it accounts for approximately 3.9% of total revenues for the year ended December 31, 2021 and is designed as an amenity for our residential residents.  The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis.  The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2021, 2020 and 2019, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the years ended December 31, 2021, 2020 and 2019, respectively (amounts in thousands):

	Year Ended December 31,
	2021	2020	2019
Rental income	$2,463,997	$2,571,705	$2,700,691
Property and maintenance expense	(453,532)	(440,998)	(446,845)
Real estate taxes and insurance expense	(397,105)	(381,562)	(366,139)
Total operating expenses	(850,637)	(822,560)	(812,984)
Net operating income	$1,613,360	$1,749,145	$1,887,707

The following tables present NOI from our rental real estate for each segment for the years ended December 31, 2021, 2020 and 2019, respectively, as well as total assets and capital expenditures at December 31, 2021 and 2020, respectively (amounts in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020			Year Ended December 31, 2019
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$447,094	$141,636	$305,458	$444,129	$140,469	$303,660	$485,084	$144,314	$340,770
Orange County	109,427	24,986	84,441	105,236	24,545	80,691	105,087	24,359	80,728
San Diego	78,709	18,396	60,313	74,737	18,176	56,561	73,698	17,889	55,809
Subtotal - Southern California	635,230	185,018	450,212	624,102	183,190	440,912	663,869	186,562	477,307

San Francisco	391,022	121,134	269,888	435,371	117,085	318,286	473,102	115,702	357,400
Washington D.C.	393,374	130,445	262,929	405,571	125,353	280,218	394,171	119,419	274,752
New York	405,830	202,954	202,876	424,534	197,740	226,794	464,270	191,514	272,756
Seattle	245,484	77,537	167,947	257,372	74,362	183,010	252,311	68,717	183,594
Boston	232,233	75,698	156,535	240,158	71,611	168,547	253,297	70,875	182,422
Other Markets	39,084	11,209	27,875	37,917	11,040	26,877	18,215	4,713	13,502
Total same store	2,342,257	803,995	1,538,262	2,425,025	780,381	1,644,644	2,519,235	757,502	1,761,733

Non-same store/other (2) (3)
Non-same store	51,604	21,296	30,308	11,791	2,706	9,085	58,751	17,702	41,049
Other (3)	70,136	25,346	44,790	134,889	39,473	95,416	122,705	37,780	84,925
Total non-same store/other	121,740	46,642	75,098	146,680	42,179	104,501	181,456	55,482	125,974

Totals	$2,463,997	$850,637	$1,613,360	$2,571,705	$822,560	$1,749,145	$2,700,691	$812,984	$1,887,707

(1)

For the years ended December 31, 2021 and 2020, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2020, less properties subsequently sold, which represented 74,077 apartment units.  For the year ended December 31, 2019, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2019, less properties subsequently sold, which represented 73,585 apartment units.

(2)

For the years ended December 31, 2021 and 2020, non-same store primarily includes properties acquired after January 1, 2020, plus any properties in lease-up and not stabilized as of January 1, 2020.  For the year ended December 31, 2019, non-same store primarily includes properties acquired after January 1, 2019, plus any properties in lease-up and not stabilized as of January 1, 2019.

(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Year Ended December 31, 2021		Year Ended December 31, 2020
	Total Assets	Capital Expenditures	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,792,948	$21,507	$2,905,404	$21,537
Orange County	371,063	5,647	389,007	7,260
San Diego	232,345	2,899	242,429	3,430
Subtotal - Southern California	3,396,356	30,053	3,536,840	32,227

San Francisco	3,195,089	22,416	3,310,083	18,091
Washington D.C.	3,177,162	27,148	3,291,760	23,637
New York	3,897,202	29,623	4,000,355	25,716
Seattle	1,958,145	15,038	2,023,183	11,621
Boston	1,694,432	21,095	1,758,665	18,367
Denver	492,454	2,015	512,131	1,579
Total same store	17,810,840	147,388	18,433,017	131,238

Non-same store/other (2) (3)
Non-same store	2,512,611	1,704	671,216	73
Other (3)	845,790	1,927	1,182,658	4,668
Total non-same store/other	3,358,401	3,631	1,853,874	4,741

Totals	$21,169,241	$151,019	$20,286,891	$135,979

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2020, less properties subsequently sold, which represented 74,077 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2020, plus any properties in lease-up and not stabilized as of January 1, 2020.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
18.	Subsequent Events

Subsequent to December 31, 2021, the Company:

•	Acquired one property consisting of 172 apartment units for $113.0 million.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Overall Summary

December 31, 2021

	Properties	Apartment Units	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances (1)
Wholly Owned Unencumbered	256	67,748	$23,852,899,270	$(7,039,743,046)	$16,813,156,224	$—
Wholly Owned Encumbered	38	9,113	3,414,236,833	(1,014,105,838)	2,400,130,995	1,959,052,708
Wholly Owned Properties	294	76,861	27,267,136,103	(8,053,848,884)	19,213,287,219	1,959,052,708
Partially Owned Unencumbered	13	2,646	661,445,674	(217,880,998)	443,564,676	—
Partially Owned Encumbered	3	900	344,324,608	(82,552,319)	261,772,289	232,148,309
Partially Owned Properties	16	3,546	1,005,770,282	(300,433,317)	705,336,965	232,148,309
Total Unencumbered Properties	269	70,394	24,514,344,944	(7,257,624,044)	17,256,720,900	—
Total Encumbered Properties	41	10,013	3,758,561,441	(1,096,658,157)	2,661,903,284	2,191,201,017
Total Consolidated Investment in Real Estate	310	80,407	$28,272,906,385	$(8,354,282,201)	$19,918,624,184	$2,191,201,017

(1)	See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2021

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Amount
Archstone Master Property Holdings LLC (1)	12	H	$799,153,560
Portfolio/Entity Encumbrances	12		799,153,560
Individual Property Encumbrances			1,392,047,457
Total Encumbrances per Financial Statements			$2,191,201,017

(1) Collateral also includes a $60.0 million temporary letter of credit at December 31, 2021 pending the completion of a collateral substitution.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Balance, beginning of year	$27,203,325	$27,533,607	$26,511,022
Acquisitions and development	1,912,579	298,847	1,704,320
Improvements	152,715	154,433	180,944
Dispositions and other	(995,713)	(783,562)	(862,679)
Balance, end of year	$28,272,906	$27,203,325	$27,533,607

The changes in accumulated depreciation for the years ended December 31, 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Balance, beginning of year	$7,859,657	$7,276,786	$6,696,281
Depreciation	838,272	820,832	831,083
Dispositions and other	(343,647)	(237,961)	(250,578)
Balance, end of year	$8,354,282	$7,859,657	$7,276,786

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2021

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/21
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/21	Encumbrances
Wholly Owned Unencumbered:
100 K Apartments (fka 100K Street)	Washington, D.C.	—	2018	222	$15,600,000	$70,296,069	$80,503	$15,600,000	$70,376,572	$85,976,572	$(9,006,912)	$76,969,660	$—
140 Riverside Boulevard	New York, NY	G	2003	354	103,539,100	94,082,725	11,259,577	103,539,100	105,342,302	208,881,402	(60,169,233)	148,712,169	—
160 Riverside Boulevard	New York, NY	G	2001	455	139,933,500	190,964,745	18,648,569	139,933,500	209,613,314	349,546,814	(119,792,673)	229,754,141	—
170 Amsterdam	New York, NY	G	2015	236	—	112,096,955	758,783	—	112,855,738	112,855,738	(29,560,885)	83,294,853	—
175 Kent	Brooklyn, NY	G	2011	113	22,037,831	53,962,169	2,645,841	22,037,831	56,608,010	78,645,841	(22,155,198)	56,490,643	—
180 Montague (fka Brooklyn Heights)	Brooklyn, NY	G	2000	193	32,400,000	92,675,228	5,658,812	32,400,000	98,334,040	130,734,040	(34,293,888)	96,440,152	—
180 Riverside Boulevard	New York, NY	G	1998	516	144,968,250	138,346,681	19,787,240	144,968,250	158,133,921	303,102,171	(89,675,680)	213,426,491	—
1210 Mass	Washington, D.C.	G	2004	144	9,213,512	36,559,189	4,143,076	9,213,512	40,702,265	49,915,777	(23,095,902)	26,819,875	—
1401 Joyce on Pentagon Row	Arlington, VA	—	2004	326	9,780,000	89,668,165	5,800,708	9,780,000	95,468,873	105,248,873	(44,718,792)	60,530,081	—
1500 Mass Ave	Washington, D.C.	G	1951	556	54,638,298	40,361,702	17,093,200	54,638,298	57,454,902	112,093,200	(33,979,290)	78,113,910	—
1800 Oak (fka Rosslyn)	Arlington, VA	G	2003	314	31,400,000	109,005,734	10,759,712	31,400,000	119,765,446	151,165,446	(42,105,522)	109,059,924	—
2201 Pershing Drive	Arlington, VA	G	2012	188	11,321,198	49,674,175	3,031,770	11,321,198	52,705,945	64,027,143	(19,161,188)	44,865,955	—
2201 Wilson	Arlington, VA	G	2000	219	21,900,000	78,724,663	6,665,866	21,900,000	85,390,529	107,290,529	(29,690,417)	77,600,112	—
2400 M St	Washington, D.C.	G	2006	359	30,006,593	114,013,785	4,972,552	30,006,593	118,986,337	148,992,930	(65,723,407)	83,269,523	—
315 on A	Boston, MA	G	2013	202	14,450,070	115,824,930	1,553,517	14,450,070	117,378,447	131,828,517	(31,402,367)	100,426,150	—
340 Fremont (fka Rincon Hill)	San Francisco, CA	—	2016	348	42,000,000	248,607,902	501,737	42,000,000	249,109,639	291,109,639	(52,713,886)	238,395,753	—
341 Nevins	Brooklyn, NY	—	(F)	—	3,621,717	299,143	—	3,621,717	299,143	3,920,860	—	3,920,860	—
3003 Van Ness (fka Van Ness)	Washington, D.C.	—	1970	625	56,300,000	141,191,580	9,574,525	56,300,000	150,766,105	207,066,105	(54,530,411)	152,535,694	—
425 Mass	Washington, D.C.	G	2009	559	28,150,000	138,600,000	6,876,074	28,150,000	145,476,074	173,626,074	(63,089,507)	110,536,567	—
455 Eye Street	Washington, D.C.	G	2017	174	11,941,407	61,418,689	133,247	11,941,407	61,551,936	73,493,343	(10,963,269)	62,530,074	—
4th and Hill	Los Angeles, CA	—	(F)	—	13,131,456	1,868,544	—	13,131,456	1,868,544	15,000,000	—	15,000,000	—
55 West Fifth I & II (fka Townhouse Plaza and Gardens)	San Mateo, CA	—	1964/1972	241	21,041,710	71,931,323	15,165,469	21,041,710	87,096,792	108,138,502	(36,196,476)	71,942,026	—
600 Washington	New York, NY	G	2004	135	32,852,000	43,140,551	3,632,257	32,852,000	46,772,808	79,624,808	(25,544,371)	54,080,437	—
660 Washington (fka Boston Common)	Boston, MA	G	2006	420	106,100,000	166,311,679	11,878,053	106,100,000	178,189,732	284,289,732	(59,198,371)	225,091,361	—
70 Greene	Jersey City, NJ	G	2010	480	28,108,899	236,763,553	4,657,362	28,108,899	241,420,915	269,529,814	(98,364,599)	171,165,215	—
71 Broadway	New York, NY	G	1997	238	22,611,600	77,492,171	20,626,142	22,611,600	98,118,313	120,729,913	(59,615,389)	61,114,524	—
77 Bluxome	San Francisco, CA	—	2007	102	5,249,124	18,609,876	604,943	5,249,124	19,214,819	24,463,943	(7,624,709)	16,839,234	—
77 Park Avenue (fka Hoboken)	Hoboken, NJ	G	2000	301	27,900,000	168,992,440	10,369,855	27,900,000	179,362,295	207,262,295	(60,865,749)	146,396,546	—
777 Sixth	New York, NY	G	2002	294	65,352,706	65,747,294	6,035,138	65,352,706	71,782,432	137,135,138	(35,483,508)	101,651,630	—
88 Hillside	Daly City, CA	G	2011	95	7,786,800	31,587,325	3,723,049	7,786,800	35,310,374	43,097,174	(14,208,098)	28,889,076	—
855 Brannan	San Francisco, CA	G	2018	449	41,363,921	282,738,324	420,418	41,363,921	283,158,742	324,522,663	(46,006,671)	278,515,992	—
929 Mass (fka 929 House)	Cambridge, MA	G	1975	127	3,252,993	21,745,595	8,984,103	3,252,993	30,729,698	33,982,691	(22,259,777)	11,722,914	—
Academy Village	North Hollywood, CA	—	1989	248	25,000,000	23,593,194	11,983,148	25,000,000	35,576,342	60,576,342	(22,857,050)	37,719,292	—
Acappella	Pasadena, CA	—	2002	143	5,839,548	29,360,452	2,459,547	5,839,548	31,819,999	37,659,547	(14,549,362)	23,110,185	—
Alban Towers	Washington, D.C.	—	1934	229	18,900,000	89,794,201	7,420,013	18,900,000	97,214,214	116,114,214	(33,052,284)	83,061,930	—
Alborada	Fremont, CA	—	1999	442	24,310,000	59,214,129	9,938,962	24,310,000	69,153,091	93,463,091	(49,918,901)	43,544,190	—
Alcott Apartments (fka West End Tower)	Boston, MA	G	2021	470	10,424,000	387,714,090	36,889	10,424,000	387,750,979	398,174,979	(2,677,353)	395,497,626	—
Altitude (fka Village at Howard Hughes, The (Lots 1 & 2))	Los Angeles, CA	—	2016	545	43,783,485	150,234,305	678,439	43,783,485	150,912,744	194,696,229	(32,898,128)	161,798,101	—
Alton, The (fka Millikan)	Irvine, CA	—	2017	344	11,049,027	96,523,928	322,646	11,049,027	96,846,574	107,895,601	(19,309,890)	88,585,711	—
Arbor Terrace	Sunnyvale, CA	—	1979	175	9,057,300	18,483,642	12,379,831	9,057,300	30,863,473	39,920,773	(21,254,285)	18,666,488	—
Arches, The	Sunnyvale, CA	—	1974	410	26,650,000	62,850,000	4,419,103	26,650,000	67,269,103	93,919,103	(29,273,217)	64,645,886	—
Artisan on Second	Los Angeles, CA	—	2008	118	8,000,400	36,074,600	1,450,981	8,000,400	37,525,581	45,525,981	(15,416,946)	30,109,035	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2021

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/21
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/21	Encumbrances
Artistry Emeryville (fka Emeryville)	Emeryville, CA	—	1994	267	12,300,000	61,466,267	8,257,635	12,300,000	69,723,902	82,023,902	(26,696,773)	55,327,129	—
Atelier	Brooklyn, NY	G	2015	120	32,401,680	47,135,432	681,890	32,401,680	47,817,322	80,219,002	(12,033,060)	68,185,942	—
Avenue Two	Redwood City, CA	—	1972	123	7,995,000	18,005,000	2,841,937	7,995,000	20,846,937	28,841,937	(9,223,132)	19,618,805	—
Axis at Shady Grove	Rockville, MD	—	2016	366	14,745,774	90,503,831	376,262	14,745,774	90,880,093	105,625,867	(15,555,350)	90,070,517	—
Azure (fka Mission Bay-Block 13)	San Francisco, CA	—	2015	273	32,855,115	153,566,841	893,636	32,855,115	154,460,477	187,315,592	(36,744,242)	150,571,350	—
Bay Hill	Long Beach, CA	—	2002	160	7,600,000	27,437,239	4,499,065	7,600,000	31,936,304	39,536,304	(19,233,962)	20,302,342	—
Beatrice, The	New York, NY	—	2010	302	114,351,405	165,648,595	3,092,110	114,351,405	168,740,705	283,092,110	(62,467,433)	220,624,677	—
Bella Vista I, II, III Combined	Woodland Hills, CA	—	2003-2007	579	31,682,754	121,095,786	11,565,891	31,682,754	132,661,677	164,344,431	(73,507,308)	90,837,123	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	—	2000	1	63,158	236,157	2,098	63,158	238,255	301,413	(108,223)	193,190	—
Belle Fontaine	Marina Del Rey, CA	—	2003	102	9,098,808	28,701,192	2,487,041	9,098,808	31,188,233	40,287,041	(12,139,945)	28,147,096	—
Breakwater at Marina Del Rey	Marina Del Rey, CA	—	1964-1969	224	—	73,189,262	2,593,029	—	75,782,291	75,782,291	(27,700,597)	48,081,694	—
Briarwood (CA)	Sunnyvale, CA	—	1985	192	9,991,500	22,247,278	4,532,523	9,991,500	26,779,801	36,771,301	(21,134,083)	15,637,218	—
Brodie, The	Westminster, CO	—	2016	312	8,639,904	79,256,940	947,949	8,639,904	80,204,889	88,844,793	(12,775,088)	76,069,705	—
Brooklyner, The (fka 111 Lawrence)	Brooklyn, NY	G	2010	490	40,099,922	221,438,631	5,655,023	40,099,922	227,093,654	267,193,576	(85,848,149)	181,345,427	—
C on Pico	Los Angeles, CA	—	2014	94	17,125,766	28,074,234	661,321	17,125,766	28,735,555	45,861,321	(7,175,224)	38,686,097	—
Carlyle Mill	Alexandria, VA	—	2002	317	10,000,000	51,367,913	9,986,014	10,000,000	61,353,927	71,353,927	(39,619,406)	31,734,521	—
Carmel Terrace	San Diego, CA	—	1988-1989	384	2,288,300	20,596,281	13,182,734	2,288,300	33,779,015	36,067,315	(30,571,076)	5,496,239	—
Cascade	Seattle, WA	G	2017	477	23,751,564	149,456,311	145,743	23,751,564	149,602,054	173,353,618	(26,437,276)	146,916,342	—
Centennial (fka Centennial Court & Centennial Tower)	Seattle, WA	G	1991/2001	408	9,700,000	70,080,378	15,453,455	9,700,000	85,533,833	95,233,833	(51,055,366)	44,178,467	—
Centre Club Combined	Ontario, CA	—	1994 & 2002	412	7,436,000	33,014,789	10,252,175	7,436,000	43,266,964	50,702,964	(30,268,211)	20,434,753	—
Chelsea Square	Redmond, WA	—	1991	113	3,397,100	9,289,074	3,146,126	3,397,100	12,435,200	15,832,300	(9,742,785)	6,089,515	—
Chloe on Madison (fka 1401 E. Madison)	Seattle, WA	G	2019	137	10,401,958	53,807,106	32,014	10,401,958	53,839,120	64,241,078	(4,838,864)	59,402,214	—
Chloe on Union (fka Chloe)	Seattle, WA	G	2010	117	14,835,571	39,359,650	2,970,001	14,835,571	42,329,651	57,165,222	(8,287,738)	48,877,484	—
Church Corner	Cambridge, MA	G	1987	85	5,220,000	16,744,643	3,484,815	5,220,000	20,229,458	25,449,458	(12,559,847)	12,889,611	—
Circa Fitzsimons	Denver, CO	—	2020	280	9,241,400	86,070,796	319,011	9,241,400	86,389,807	95,631,207	(4,153,312)	91,477,895	—
City Gate at Cupertino (fka Cupertino)	Cupertino, CA	—	1998	311	40,400,000	95,937,046	7,939,273	40,400,000	103,876,319	144,276,319	(37,159,709)	107,116,610	—
City Square Bellevue (fka Bellevue)	Bellevue, WA	G	1998	191	15,100,000	41,876,257	4,017,150	15,100,000	45,893,407	60,993,407	(16,856,049)	44,137,358	—
Clarendon, The	Arlington, VA	G	2005	292	30,400,340	103,824,660	2,937,604	30,400,340	106,762,264	137,162,604	(43,908,001)	93,254,603	—
Cleo, The	Los Angeles, CA	—	1989	92	6,615,467	14,829,335	4,392,656	6,615,467	19,221,991	25,837,458	(10,957,338)	14,880,120	—
Connecticut Heights	Washington, D.C.	—	1974	518	27,600,000	114,002,295	11,168,810	27,600,000	125,171,105	152,771,105	(43,749,160)	109,021,945	—
Corcoran House at DuPont Circle (fka DuPont Circle)	Washington, D.C.	G	1961	138	13,500,000	26,913,113	4,679,308	13,500,000	31,592,421	45,092,421	(11,417,114)	33,675,307	—
Courthouse Plaza	Arlington, VA	G	1990	396	—	87,386,024	7,944,020	—	95,330,044	95,330,044	(35,422,571)	59,907,473	—
Creekside (San Mateo)	San Mateo, CA	—	1985	192	9,606,600	21,193,232	5,859,790	9,606,600	27,053,022	36,659,622	(21,045,859)	15,613,763	—
Cronins Landing	Waltham, MA	G	1998	281	32,300,000	85,119,324	14,041,974	32,300,000	99,161,298	131,461,298	(35,545,036)	95,916,262	—
Crystal Place	Arlington, VA	—	1986	181	17,200,000	47,918,975	4,182,311	17,200,000	52,101,286	69,301,286	(19,499,819)	49,801,467	—
Dalton, The	Alexandria, VA	G	2018	270	22,947,777	95,334,754	144,951	22,947,777	95,479,705	118,427,482	(10,821,659)	107,605,823	—
Deerwood (SD)	San Diego, CA	—	1990	316	2,082,095	18,739,815	17,201,750	2,082,095	35,941,565	38,023,660	(32,390,313)	5,633,347	—
Del Mar Ridge	San Diego, CA	—	1998	181	7,801,824	36,948,176	4,673,335	7,801,824	41,621,511	49,423,335	(20,504,751)	28,918,584	—
Eagle Canyon	Chino Hills, CA	—	1985	252	1,808,900	16,274,361	11,895,689	1,808,900	28,170,050	29,978,950	(23,146,239)	6,832,711	—
Edge, The (fka 4885 Edgemoor Lane)	Bethesda, MD	—	2021	154	—	73,090,698	—	—	73,090,698	73,090,698	(1,337,668)	71,753,030	—
Edgemont at Bethesda Metro	Bethesda, MD	—	1989	122	13,092,552	43,907,448	3,598,672	13,092,552	47,506,120	60,598,672	(18,431,823)	42,166,849	—
Emerson Place	Boston, MA	G	1962	444	14,855,000	57,566,636	37,319,848	14,855,000	94,886,484	109,741,484	(72,262,761)	37,478,723	—
Encore at Sherman Oaks, The	Sherman Oaks, CA	—	1988	174	8,700,000	25,446,003	4,699,461	8,700,000	30,145,464	38,845,464	(13,117,331)	25,728,133	—
Eviva on Cherokee	Denver, CO	—	2017	274	10,507,626	100,037,204	928,435	10,507,626	100,965,639	111,473,265	(14,488,506)	96,984,759	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2021

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/21
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/21	Encumbrances
Flora	Austin, TX	—	2019	194	5,733,088	32,341,897	33,274	5,733,088	32,375,171	38,108,259	(2,351,033)	35,757,226	—
Fremont Center	Fremont, CA	G	2002	322	25,800,000	78,753,114	5,432,484	25,800,000	84,185,598	109,985,598	(30,713,571)	79,272,027	—
Gaithersburg Station	Gaithersburg, MD	G	2013	400	17,500,000	74,678,917	4,910,339	17,500,000	79,589,256	97,089,256	(26,550,891)	70,538,365	—
Gateway at Malden Center	Malden, MA	G	1988	203	9,209,780	25,722,666	18,179,307	9,209,780	43,901,973	53,111,753	(30,509,820)	22,601,933	—
Geary Court Yard	San Francisco, CA	—	1990	165	1,722,400	15,471,429	6,418,695	1,722,400	21,890,124	23,612,524	(17,437,666)	6,174,858	—
Girard	Boston, MA	G	2016	160	—	102,450,328	987,940	—	103,438,268	103,438,268	(18,672,977)	84,765,291	—
Hampshire Place	Los Angeles, CA	—	1989	259	10,806,000	30,335,330	9,226,550	10,806,000	39,561,880	50,367,880	(23,198,296)	27,169,584	—
Harbor Steps	Seattle, WA	G	2000	761	59,403,601	158,829,432	44,513,593	59,403,601	203,343,025	262,746,626	(114,985,651)	147,760,975	—
Hathaway	Long Beach, CA	—	1987	385	2,512,500	22,611,912	15,153,674	2,512,500	37,765,586	40,278,086	(30,134,333)	10,143,753	—
Helios (fka 2nd+Pine)	Seattle, WA	G	2017	398	18,061,674	206,766,901	312,408	18,061,674	207,079,309	225,140,983	(36,567,089)	188,573,894	—
Heritage at Stone Ridge	Burlington, MA	—	2005	180	10,800,000	31,808,335	3,752,471	10,800,000	35,560,806	46,360,806	(20,282,031)	26,078,775	—
Heritage Ridge	Lynwood, WA	—	1999	197	6,895,000	18,983,597	4,870,503	6,895,000	23,854,100	30,749,100	(13,956,897)	16,792,203	—
Hesby	North Hollywood, CA	—	2013	308	23,299,892	102,700,108	2,729,069	23,299,892	105,429,177	128,729,069	(32,170,802)	96,558,267	—
Highlands at South Plainfield	South Plainfield, NJ	—	2000	252	10,080,000	37,526,912	3,230,733	10,080,000	40,757,645	50,837,645	(23,217,224)	27,620,421	—
Hikari	Los Angeles, CA	G	2007	128	9,435,760	32,564,240	1,453,552	9,435,760	34,017,792	43,453,552	(13,835,502)	29,618,050	—
Hudson Crossing	New York, NY	G	2003	259	23,420,000	69,977,699	3,571,165	23,420,000	73,548,864	96,968,864	(43,605,553)	53,363,311	—
Hudson Pointe	Jersey City, NJ	—	2003	182	5,350,000	41,114,074	8,229,014	5,350,000	49,343,088	54,693,088	(30,026,653)	24,666,435	—
Huxley, The	Redwood City, CA	—	2018	137	18,775,028	89,336,651	105,265	18,775,028	89,441,916	108,216,944	(10,326,938)	97,890,006	—
Indie Deep Ellum	Dallas, TX	G	2020	231	12,253,503	63,844,734	35,414	12,253,503	63,880,148	76,133,651	(2,577,427)	73,556,224	—
Ivory Wood	Bothell, WA	—	2000	144	2,732,800	13,888,282	2,742,943	2,732,800	16,631,225	19,364,025	(9,766,422)	9,597,603	—
Jia (fka Chinatown Gateway)	Los Angeles, CA	G	2014	280	14,791,831	78,286,423	1,142,453	14,791,831	79,428,876	94,220,707	(27,653,136)	66,567,571	—
Junction 47 (fka West Seattle)	Seattle, WA	G	2015	206	11,726,305	56,584,312	376,513	11,726,305	56,960,825	68,687,130	(14,552,334)	54,134,796	—
Juniper Sandy Springs	Sandy Springs, GA	—	2017	230	8,668,700	64,965,193	17,829	8,668,700	64,983,022	73,651,722	(622,903)	73,028,819	—
Kelvin, The (fka Modera)	Irvine, CA	—	2015	194	15,521,552	64,853,448	908,796	15,521,552	65,762,244	81,283,796	(17,678,084)	63,605,712	—
Kilby	Frisco, TX	—	2020	258	6,431,940	64,175,461	19,960	6,431,940	64,195,421	70,627,361	(3,264,959)	67,362,402	—
Laguna Clara	Santa Clara, CA	—	1972	264	13,642,420	28,684,902	9,733,754	13,642,420	38,418,656	52,061,076	(22,548,251)	29,512,825	—
Laguna Clara II	Santa Clara, CA	—	(F)	—	—	4,399,463	—	—	4,399,463	4,399,463	—	4,399,463	—
Landings at Port Imperial	W. New York, NJ	—	1999	276	27,246,045	37,741,050	16,597,064	27,246,045	54,338,114	81,584,159	(37,633,786)	43,950,373	—
Lane	Seattle, WA	G	2019	217	13,142,946	71,939,706	125,613	13,142,946	72,065,319	85,208,265	(7,428,489)	77,779,776	—
Lex, The	San Jose, CA	—	2017	387	21,817,512	158,778,598	664,071	21,817,512	159,442,669	181,260,181	(21,065,903)	160,194,278	—
Liberty Park	Braintree, MA	—	2000	202	5,977,504	26,749,111	8,235,368	5,977,504	34,984,479	40,961,983	(22,906,485)	18,055,498	—
Liberty Tower	Arlington, VA	G	2008	235	16,382,822	83,817,078	6,030,560	16,382,822	89,847,638	106,230,460	(38,101,851)	68,128,609	—
Lincoln Heights	Quincy, MA	—	1991	336	5,928,400	33,595,262	16,212,156	5,928,400	49,807,418	55,735,818	(41,040,115)	14,695,703	—
Lofts at Kendall Square (fka Kendall Square)	Cambridge, MA	—	1998	186	18,696,674	78,445,657	7,812,849	18,696,674	86,258,506	104,955,180	(31,085,417)	73,869,763	—
Lofts at Kendall Square ll (fka 249 Third Street)	Cambridge, MA	G	2019	84	4,603,326	44,012,266	33,164	4,603,326	44,045,430	48,648,756	(3,879,191)	44,769,565	—
Longacre House	New York, NY	G	2000	293	73,170,045	53,962,510	6,230,046	73,170,045	60,192,556	133,362,601	(30,329,437)	103,033,164	—
Longfellow Place	Boston, MA	G	1975	710	38,264,917	132,175,915	94,971,924	38,264,917	227,147,839	265,412,756	(173,153,336)	92,259,420	—
Luna Upper Westside	Atlanta, GA	—	2020	345	14,847,420	108,292,639	21,884	14,847,420	108,314,523	123,161,943	(3,339,114)	119,822,829	—
Madox	Jersey City, NJ	G	2013	131	9,679,635	64,594,205	1,254,672	9,679,635	65,848,877	75,528,512	(10,085,214)	65,443,298	—
Mantena	New York, NY	G	2012	98	22,346,513	61,501,158	1,761,788	22,346,513	63,262,946	85,609,459	(22,271,078)	63,338,381	—
Marina 41 (fka Marina Del Rey)	Marina Del Rey, CA	—	1973	623	—	168,842,442	10,015,523	—	178,857,965	178,857,965	(65,825,369)	113,032,596	—
Mariposa at Playa Del Rey (fka Playa Del Rey)	Playa Del Rey, CA	—	2004	354	60,900,000	89,311,482	7,365,735	60,900,000	96,677,217	157,577,217	(35,254,658)	122,322,559	—
Mark on 8th	Seattle, WA	G	2016	174	23,004,387	51,116,647	342,085	23,004,387	51,458,732	74,463,119	(9,185,494)	65,277,625	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2021

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/21
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/21	Encumbrances
Market Street Village	San Diego, CA	—	2006	229	13,740,000	40,757,301	2,797,175	13,740,000	43,554,476	57,294,476	(24,031,830)	33,262,646	—
Marlowe (fka Oakwood Crystal City)	Arlington, VA	—	1987	162	15,400,000	35,474,336	4,757,690	15,400,000	40,232,026	55,632,026	(14,954,232)	40,677,794	—
Milano Lofts	Los Angeles, CA	G	1925/2006	99	8,125,216	27,378,784	4,530,389	8,125,216	31,909,173	40,034,389	(11,851,749)	28,182,640	—
Mill Creek	Milpitas, CA	—	1991	516	12,858,693	57,168,503	18,798,964	12,858,693	75,967,467	88,826,160	(46,782,863)	42,043,297	—
Milo	Denver, CO	—	2020	319	15,957,975	153,099,656	—	15,957,975	153,099,656	169,057,631	—	169,057,631	—
Mosaic at Metro	Hyattsville, MD	—	2008	260	—	59,580,898	1,837,346	—	61,418,244	61,418,244	(27,876,865)	33,541,379	—
Mountain View Redevelopment	Mountain View, CA	—	(F)	—	—	2,166,909	—	—	2,166,909	2,166,909	—	2,166,909	—
Mozaic at Union Station	Los Angeles, CA	—	2007	272	8,500,000	52,529,446	2,930,062	8,500,000	55,459,508	63,959,508	(29,803,888)	34,155,620	—
Murray Hill Tower (fka Murray Hill)	New York, NY	G	1974	270	75,800,000	102,705,401	13,129,682	75,800,000	115,835,083	191,635,083	(43,363,080)	148,272,003	—
Next on Sixth	Los Angeles, CA	G	2017	398	52,509,906	136,635,650	605,836	52,509,906	137,241,486	189,751,392	(18,715,038)	171,036,354	—
North Pier at Harborside	Jersey City, NJ	—	2003	297	4,000,159	94,290,590	10,474,470	4,000,159	104,765,060	108,765,219	(61,029,617)	47,735,602	—
Northglen	Valencia, CA	—	1988	234	9,360,000	20,778,553	7,516,774	9,360,000	28,295,327	37,655,327	(19,023,647)	18,631,680	—
Northpark	Burlingame, CA	—	1972	510	38,607,000	77,472,217	16,819,921	38,607,000	94,292,138	132,899,138	(47,487,541)	85,411,597	—
Oak Park Combined	Agoura Hills, CA	—	1989 & 1990	444	3,390,700	30,517,274	12,111,379	3,390,700	42,628,653	46,019,353	(36,862,704)	9,156,649	—
Oaks	Santa Clarita, CA	—	2000	520	23,400,000	61,020,438	10,122,280	23,400,000	71,142,718	94,542,718	(44,090,629)	50,452,089	—
Ocean Crest	Solana Beach, CA	—	1986	146	5,111,200	11,910,438	5,268,993	5,111,200	17,179,431	22,290,631	(13,263,918)	9,026,713	—
Odin (fka Tallman)	Seattle, WA	—	2015	301	16,807,519	64,519,515	170,392	16,807,519	64,689,907	81,497,426	(16,311,212)	65,186,214	—
Olivian at the Realm	Lewisville, TX	—	2021	421	14,854,564	109,261,221	—	14,854,564	109,261,221	124,115,785	—	124,115,785	—
One Henry Adams	San Francisco, CA	G	2016	241	30,224,393	139,604,146	242,340	30,224,393	139,846,486	170,070,879	(28,006,849)	142,064,030	—
One India Street (fka Oakwood Boston)	Boston, MA	G	1901	94	22,200,000	28,672,979	7,088,089	22,200,000	35,761,068	57,961,068	(13,161,555)	44,799,513	—
Osprey	Atlanta, GA	G	2020	320	18,121,932	116,942,248	9,397	18,121,932	116,951,645	135,073,577	(4,243,648)	130,829,929	—
Pacific Place	Los Angeles, CA	—	2008	430	32,250,000	110,750,000	2,377,323	32,250,000	113,127,323	145,377,323	(38,719,361)	106,657,962	—
Packard Building	Seattle, WA	G	2010	61	5,911,041	19,954,959	1,289,877	5,911,041	21,244,836	27,155,877	(5,677,314)	21,478,563	—
Parc 77	New York, NY	G	1903	137	40,504,000	18,025,679	7,360,941	40,504,000	25,386,620	65,890,620	(15,823,387)	50,067,233	—
Parc Cameron	New York, NY	G	1927	166	37,600,000	9,855,597	7,969,567	37,600,000	17,825,164	55,425,164	(12,804,109)	42,621,055	—
Parc Coliseum	New York, NY	G	1910	177	52,654,000	23,045,751	10,151,472	52,654,000	33,197,223	85,851,223	(21,315,552)	64,535,671	—
Parc East Towers	New York, NY	G	1977	324	102,163,000	108,989,402	13,975,990	102,163,000	122,965,392	225,128,392	(65,431,630)	159,696,762	—
Parc on Powell (fka Parkside at Emeryville)	Emeryville, CA	G	2015	173	16,667,059	65,468,571	894,344	16,667,059	66,362,915	83,029,974	(17,329,432)	65,700,542	—
Park Connecticut	Washington, D.C.	—	2000	142	13,700,000	59,087,519	2,901,025	13,700,000	61,988,544	75,688,544	(20,895,182)	54,793,362	—
Park West (CA)	Los Angeles, CA	—	1987/1990	444	3,033,500	27,302,383	13,432,822	3,033,500	40,735,205	43,768,705	(34,282,511)	9,486,194	—
Parkside	Union City, CA	—	1979	208	6,246,700	11,827,453	8,549,823	6,246,700	20,377,276	26,623,976	(15,097,028)	11,526,948	—
Pearl, The (WA)	Seattle, WA	G	2008	80	6,972,585	26,527,415	1,256,823	6,972,585	27,784,238	34,756,823	(7,499,036)	27,257,787	—
Pearl MDR (fka Oakwood Marina Del Rey)	Marina Del Rey, CA	G	1969	597	—	120,795,359	7,187,274	—	127,982,633	127,982,633	(48,509,088)	79,473,545	—
Pegasus	Los Angeles, CA	G	1949/2003	322	18,094,052	81,905,948	8,565,146	18,094,052	90,471,094	108,565,146	(38,970,462)	69,594,684	—
Portofino	Chino Hills, CA	—	1989	176	3,572,400	14,660,994	4,142,052	3,572,400	18,803,046	22,375,446	(15,501,829)	6,873,617	—
Portofino (Val)	Valencia, CA	—	1989	216	8,640,000	21,487,126	6,691,443	8,640,000	28,178,569	36,818,569	(19,742,885)	17,075,684	—
Portside Towers	Jersey City, NJ	G	1992-1997	527	22,487,006	96,842,913	28,946,965	22,487,006	125,789,878	148,276,884	(98,609,366)	49,667,518	—
Potrero 1010	San Francisco, CA	G	2016	453	40,830,011	181,924,463	1,453,552	40,830,011	183,378,015	224,208,026	(41,306,612)	182,901,414	—
Prado (fka Glendale)	Glendale, CA	—	1988	264	—	67,977,313	6,891,346	—	74,868,659	74,868,659	(26,817,073)	48,051,586	—
Prime, The	Arlington, VA	—	2002	281	34,625,000	77,879,740	6,109,136	34,625,000	83,988,876	118,613,876	(38,545,149)	80,068,727	—
Prism at Park Avenue South (fka 400 Park Avenue South)	New York, NY	G	2015	269	76,292,169	171,771,886	247,225	76,292,169	172,019,111	248,311,280	(45,640,216)	202,671,064	—
Promenade at Town Center I & II	Valencia, CA	—	2001	564	28,200,000	69,795,915	15,138,641	28,200,000	84,934,556	113,134,556	(50,812,260)	62,322,296	—
Providence	Bothell, WA	—	2000	200	3,573,621	19,055,505	5,727,670	3,573,621	24,783,175	28,356,796	(14,191,409)	14,165,387	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2021

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/21
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/21	Encumbrances
Quarry Hills	Quincy, MA	—	2006	316	26,900,000	84,411,162	5,214,690	26,900,000	89,625,852	116,525,852	(32,044,955)	84,480,897	—
Radiant Fairfax Ridge	Fairfax, VA	—	2016	213	7,352,547	63,018,744	130,731	7,352,547	63,149,475	70,502,022	(3,775,097)	66,726,925	—
Radius Uptown	Denver, CO	—	2017	372	13,644,960	121,899,084	1,896,784	13,644,960	123,795,868	137,440,828	(19,855,000)	117,585,828	—
Red 160 (fka Redmond Way)	Redmond, WA	G	2011	250	15,546,376	65,320,010	1,795,106	15,546,376	67,115,116	82,661,492	(25,272,790)	57,388,702	—
Redmond Court	Bellevue, WA	—	1977	206	10,300,000	33,488,745	3,730,013	10,300,000	37,218,758	47,518,758	(14,009,343)	33,509,415	—
Regency Palms	Huntington Beach, CA	—	1969	310	1,857,400	16,713,254	8,707,710	1,857,400	25,420,964	27,278,364	(20,984,954)	6,293,410	—
Reserve at Burlington, The	Burlington, MA	—	2019	270	20,250,000	114,475,523	101,854	20,250,000	114,577,377	134,827,377	(5,817,645)	129,009,732	—
Reserve at Clarendon Centre, The	Arlington, VA	G	2003	252	10,500,000	52,812,935	5,327,794	10,500,000	58,140,729	68,640,729	(36,876,197)	31,764,532	—
Reserve at Eisenhower, The	Alexandria, VA	—	2002	226	6,500,000	34,585,059	5,515,216	6,500,000	40,100,275	46,600,275	(25,376,674)	21,223,601	—
Reserve at Empire Lakes	Rancho Cucamonga, CA	—	2005	467	16,345,000	73,080,670	8,210,962	16,345,000	81,291,632	97,636,632	(44,759,994)	52,876,638	—
Reserve at Fairfax Corner	Fairfax, VA	—	2001	652	15,804,057	63,129,050	13,867,418	15,804,057	76,996,468	92,800,525	(50,742,107)	42,058,418	—
Reserve at Mountain View (fka Mountain View)	Mountain View, CA	—	1965	180	27,000,000	33,029,605	8,523,900	27,000,000	41,553,505	68,553,505	(16,598,937)	51,954,568	—
Reserve at Potomac Yard	Alexandria, VA	—	2002	588	11,918,917	68,862,641	19,250,823	11,918,917	88,113,464	100,032,381	(53,684,381)	46,348,000	—
Reserve at Town Center I-III (WA)	Mill Creek, WA	G	2001, 2009, 2014	584	16,768,705	77,623,664	11,315,691	16,768,705	88,939,355	105,708,060	(43,366,666)	62,341,394	—
Rianna I & II	Seattle, WA	G	2000/2002	156	4,430,000	29,298,096	1,975,735	4,430,000	31,273,831	35,703,831	(14,608,457)	21,095,374	—
Ridgewood Village I&II	San Diego, CA	—	1997	408	11,809,500	34,004,048	7,140,439	11,809,500	41,144,487	52,953,987	(30,998,875)	21,955,112	—
Riva Terra I (fka Redwood Shores)	Redwood City, CA	—	1986	304	34,963,355	84,587,658	8,421,032	34,963,355	93,008,690	127,972,045	(35,095,846)	92,876,199	—
Riva Terra II (fka Harborside)	Redwood City, CA	—	1986	149	17,136,645	40,536,531	4,141,820	17,136,645	44,678,351	61,814,996	(15,663,545)	46,151,451	—
Riverpark	Redmond, WA	G	2009	321	14,355,000	80,894,049	5,143,443	14,355,000	86,037,492	100,392,492	(33,609,905)	66,782,587	—
Rivington, The	Hoboken, NJ	—	1999	240	34,340,640	112,112,152	4,260,470	34,340,640	116,372,622	150,713,262	(20,226,305)	130,486,957	—
Rivington II, The	Hoboken, NJ	—	(F)	—	—	736,622	—	—	736,622	736,622	—	736,622	—
Rosecliff II	Quincy, MA	—	2005	130	4,922,840	30,202,160	2,042,877	4,922,840	32,245,037	37,167,877	(13,320,307)	23,847,570	—
Sakura Crossing	Los Angeles, CA	G	2009	230	14,641,990	42,858,010	1,646,714	14,641,990	44,504,724	59,146,714	(19,007,871)	40,138,843	—
Saxton	Seattle, WA	G	2019	325	38,805,400	128,652,023	474,368	38,805,400	129,126,391	167,931,791	(14,473,592)	153,458,199	—
Seventh & James	Seattle, WA	G	1992	96	663,800	5,974,803	4,681,230	663,800	10,656,033	11,319,833	(8,984,088)	2,335,745	—
Sheffield Court	Arlington, VA	—	1986	597	3,342,381	31,337,332	21,942,021	3,342,381	53,279,353	56,621,734	(43,912,782)	12,708,952	—
Siena Terrace	Lake Forest, CA	—	1988	356	8,900,000	24,083,024	8,984,059	8,900,000	33,067,083	41,967,083	(25,390,768)	16,576,315	—
Skycrest	Valencia, CA	—	1999	264	10,560,000	25,574,457	6,723,207	10,560,000	32,297,664	42,857,664	(22,365,804)	20,491,860	—
Skyhouse South	Atlanta, GA	G	2014	320	14,182,277	101,913,422	158,435	14,182,277	102,071,857	116,254,134	(5,725,734)	110,528,400	—
Skylark	Union City, CA	—	1986	174	1,781,600	16,731,916	5,805,074	1,781,600	22,536,990	24,318,590	(17,322,154)	6,996,436	—
Skyview	Rancho Santa Margarita, CA	—	1999	260	3,380,000	21,952,863	6,350,413	3,380,000	28,303,276	31,683,276	(21,352,684)	10,330,592	—
SoMa II	San Francisco, CA	—	(F)	—	29,406,606	5,919,806	—	29,406,606	5,919,806	35,326,412	—	35,326,412	—
Sonterra at Foothill Ranch	Foothill Ranch, CA	—	1997	300	7,503,400	24,048,507	6,366,303	7,503,400	30,414,810	37,918,210	(23,842,813)	14,075,397	—
South City Station (fka South San Francisco)	San Francisco, CA	G	2007	368	68,900,000	79,476,861	7,779,557	68,900,000	87,256,418	156,156,418	(30,685,655)	125,470,763	—
Southwood	Palo Alto, CA	—	1985	100	6,936,600	14,324,069	7,081,692	6,936,600	21,405,761	28,342,361	(15,883,455)	12,458,906	—
Springline	Seattle, WA	G	2016	136	9,163,667	47,910,981	549,328	9,163,667	48,460,309	57,623,976	(9,997,909)	47,626,067	—
Square One	Seattle, WA	—	2014	112	7,222,544	26,277,456	163,775	7,222,544	26,441,231	33,663,775	(8,120,956)	25,542,819	—
STOA	Los Angeles, CA	G	2017	237	25,326,048	79,976,031	496,107	25,326,048	80,472,138	105,798,186	(11,336,753)	94,461,433	—
Summerset Village	Chatsworth, CA	—	1985	280	2,890,450	23,670,889	9,118,095	2,890,450	32,788,984	35,679,434	(27,722,137)	7,957,297	—
Ten23 (fka 500 West 23rd Street)	New York, NY	G	2011	111	—	58,881,873	1,671,777	—	60,553,650	60,553,650	(20,445,713)	40,107,937	—
Terraces, The	San Francisco, CA	G	1975	117	14,087,610	16,314,151	2,658,613	14,087,610	18,972,764	33,060,374	(8,712,774)	24,347,600	—
Theo	Denver, CO	G	2018	275	15,322,049	121,885,750	—	15,322,049	121,885,750	137,207,799	—	137,207,799	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2021

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/21
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/21	Encumbrances
Third Square	Cambridge, MA	G	2008/2009	471	26,767,171	218,822,728	9,976,614	26,767,171	228,799,342	255,566,513	(103,039,548)	152,526,965	—
Three20	Seattle, WA	G	2013	134	7,030,766	29,005,762	1,019,864	7,030,766	30,025,626	37,056,392	(9,965,271)	27,091,121	—
Toscana	Irvine, CA	—	1991/1993	563	39,410,000	50,806,072	26,804,440	39,410,000	77,610,512	117,020,512	(51,851,771)	65,168,741	—
Town Square at Mark Center I&II	Alexandria, VA	—	1996	678	39,928,464	141,208,321	15,585,249	39,928,464	156,793,570	196,722,034	(82,156,391)	114,565,643	—
Troy Boston	Boston, MA	G	2015	378	34,641,051	181,607,331	2,570,737	34,641,051	184,178,068	218,819,119	(31,608,549)	187,210,570	—
Urbana (fka Market Street Landing)	Seattle, WA	G	2014	289	12,542,418	75,800,090	3,025,940	12,542,418	78,826,030	91,368,448	(25,974,224)	65,394,224	—
Uwajimaya Village	Seattle, WA	—	2002	176	8,800,000	22,188,288	6,003,692	8,800,000	28,191,980	36,991,980	(15,062,661)	21,929,319	—
Veloce	Redmond, WA	G	2009	322	15,322,724	76,176,594	2,403,261	15,322,724	78,579,855	93,902,579	(28,242,511)	65,660,068	—
Venue at the Promenade	Castle Rock, CO	—	2017	312	8,355,048	83,752,689	343,056	8,355,048	84,095,745	92,450,793	(11,195,864)	81,254,929	—
Verde Condominium Homes (fka Mission Verde, LLC)	San Jose, CA	—	1986	108	5,190,700	9,679,109	4,846,760	5,190,700	14,525,869	19,716,569	(11,767,298)	7,949,271	—
Veridian (fka Silver Spring)	Silver Spring, MD	G	2009	457	18,539,817	130,407,365	4,769,828	18,539,817	135,177,193	153,717,010	(58,024,618)	95,692,392	—
Versailles	Woodland Hills, CA	—	1991	253	12,650,000	33,656,292	8,731,475	12,650,000	42,387,767	55,037,767	(27,656,992)	27,380,775	—
Versailles (K-Town)	Los Angeles, CA	—	2008	225	10,590,975	44,409,025	1,985,889	10,590,975	46,394,914	56,985,889	(21,643,771)	35,342,118	—
Victor on Venice	Los Angeles, CA	G	2006	115	10,350,000	35,433,437	2,802,294	10,350,000	38,235,731	48,585,731	(19,744,025)	28,841,706	—
Villa Solana	Laguna Hills, CA	—	1984	272	1,665,100	14,985,677	13,409,554	1,665,100	28,395,231	30,060,331	(24,244,498)	5,815,833	—
Village at Del Mar Heights, The (fka Del Mar Heights)	San Diego, CA	—	1986	168	15,100,000	40,859,396	3,812,705	15,100,000	44,672,101	59,772,101	(16,691,542)	43,080,559	—
Virginia Square	Arlington, VA	G	2002	231	—	85,940,003	6,245,382	—	92,185,385	92,185,385	(33,233,676)	58,951,709	—
Vista 99 (fka Tasman)	San Jose, CA	—	2016	554	27,709,329	177,556,948	1,080,962	27,709,329	178,637,910	206,347,239	(41,109,307)	165,237,932	—
Vista Del Lago	Mission Viejo, CA	—	1986-1988	608	4,525,800	40,736,293	21,903,738	4,525,800	62,640,031	67,165,831	(55,190,613)	11,975,218	—
Walden Park	Cambridge, MA	—	1966	232	12,448,888	52,044,448	5,341,555	12,448,888	57,386,003	69,834,891	(25,275,403)	44,559,488	—
Water Park Towers	Arlington, VA	—	1989	362	34,400,000	108,485,859	12,902,949	34,400,000	121,388,808	155,788,808	(44,465,434)	111,323,374	—
Watertown Square	Watertown, MA	G	2005	134	16,800,000	34,074,056	2,350,073	16,800,000	36,424,129	53,224,129	(12,910,211)	40,313,918	—
Weaver, The	Austin, TX	G	2020	250	25,405,232	69,462,470	—	25,405,232	69,462,470	94,867,702	—	94,867,702	—
West 96th	New York, NY	G	1987	207	84,800,000	67,055,501	7,730,725	84,800,000	74,786,226	159,586,226	(28,904,295)	130,681,931	—
West End Apartments (fka Emerson Place/CRP II)	Boston, MA	G	2008	310	469,546	163,123,022	5,795,801	469,546	168,918,823	169,388,369	(79,030,892)	90,357,477	—
Westchester at Rockville	Rockville, MD	—	2009	192	10,600,000	44,135,207	1,445,723	10,600,000	45,580,930	56,180,930	(15,808,954)	40,371,976	—
Westerly	Dallas, TX	G	2021	331	11,958,829	79,131,722	—	11,958,829	79,131,722	91,090,551	(1,663,331)	89,427,220	—
Westmont	New York, NY	G	1986	163	64,900,000	61,143,259	7,045,674	64,900,000	68,188,933	133,088,933	(24,572,551)	108,516,382	—
Westside	Los Angeles, CA	—	2004	204	34,200,000	56,962,630	3,519,987	34,200,000	60,482,617	94,682,617	(21,371,770)	73,310,847	—
Westside Barrington (fka Westside Villas III)	Los Angeles, CA	—	1999	36	3,060,000	5,538,871	1,215,009	3,060,000	6,753,880	9,813,880	(4,739,695)	5,074,185	—
Westside Barry (Westside Villas VI)	Los Angeles, CA	—	1989	18	1,530,000	3,023,523	788,195	1,530,000	3,811,718	5,341,718	(2,659,355)	2,682,363	—
Westside Beloit (fka Westside Villas I)	Los Angeles, CA	—	1999	21	1,785,000	3,233,254	828,098	1,785,000	4,061,352	5,846,352	(2,875,530)	2,970,822	—
Westside Bundy (fka Westside Villas II)	Los Angeles, CA	—	1999	23	1,955,000	3,541,435	819,978	1,955,000	4,361,413	6,316,413	(3,052,276)	3,264,137	—
Westside Butler (fka Westside Villas IV)	Los Angeles, CA	—	1999	36	3,060,000	5,539,390	1,250,519	3,060,000	6,789,909	9,849,909	(4,771,162)	5,078,747	—
Westside Villas (fka Westside Villas V &VII)	Los Angeles, CA	—	1999 & 2001	113	9,605,000	19,983,385	3,074,521	9,605,000	23,057,906	32,662,906	(15,896,472)	16,766,434	—
Windridge (CA)	Laguna Niguel, CA	—	1989	344	2,662,900	23,985,497	13,392,574	2,662,900	37,378,071	40,040,971	(32,468,218)	7,572,753	—
Woodleaf	Campbell, CA	—	1984	178	8,550,600	16,988,182	7,239,245	8,550,600	24,227,427	32,778,027	(18,367,471)	14,410,556	—
Zephyr on the Park	Redmond, WA	G	2021	193	15,637,106	89,960,836	47,523	15,637,106	90,008,359	105,645,465	(3,050,772)	102,594,693	—
Management Business	Chicago, IL	—	(D)	—	—	—	139,672,539	—	139,672,539	139,672,539	(108,884,370)	30,788,169	—
Operating Partnership	Chicago, IL	—	(F)	—	—	1,447,587	—	—	1,447,587	1,447,587	—	1,447,587	—
Other	N/A	—	—	—	—	—	109,837	—	109,837	109,837	(85,278)	24,559	—
Wholly Owned Unencumbered				67,748	4,942,884,454	17,209,707,547	1,700,307,269	4,942,884,454	18,910,014,816	23,852,899,270	(7,039,743,046)	16,813,156,224	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2021

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/21
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/21	Encumbrances
Wholly Owned Encumbered:
1111 Belle Pre (fka The Madison)	Alexandria, VA	G	2014	360	18,937,702	94,758,679	817,533	18,937,702	95,576,212	114,513,914	(31,780,060)	82,733,854	86,298,662
2501 Porter	Washington, D.C.	—	1988	202	13,000,000	75,271,179	7,260,524	13,000,000	82,531,703	95,531,703	(30,707,382)	64,824,321	(H)
300 East 39th (fka East 39th)	New York, NY	G	2001	254	48,900,000	96,174,639	6,988,547	48,900,000	103,163,186	152,063,186	(36,436,305)	115,626,881	63,205,738
303 East 83rd (fka Camargue)	New York, NY	G	1976	261	79,400,000	79,122,624	12,346,139	79,400,000	91,468,763	170,868,763	(34,205,778)	136,662,985	(H)
425 Broadway	Santa Monica, CA	G	2001	101	12,600,000	34,394,772	3,952,205	12,600,000	38,346,977	50,946,977	(14,054,927)	36,892,050	(H)
Alcyone	Seattle, WA	G	2004	162	11,379,497	49,360,503	1,913,197	11,379,497	51,273,700	62,653,197	(15,405,573)	47,247,624	26,163,830
Artisan Square	Northridge, CA	—	2002	140	7,000,000	20,537,359	2,774,707	7,000,000	23,312,066	30,312,066	(14,819,685)	15,492,381	35,626,749
Avanti	Anaheim, CA	—	1987	162	12,960,000	18,497,683	4,270,611	12,960,000	22,768,294	35,728,294	(13,049,192)	22,679,102	28,044,297
Avenir Apartments	Boston, MA	G	2009	241	—	114,321,619	7,568,840	—	121,890,459	121,890,459	(41,528,064)	80,362,395	81,652,924
Calvert Woodley	Washington, D.C.	—	1962	136	12,600,000	43,527,379	2,920,318	12,600,000	46,447,697	59,047,697	(16,564,329)	42,483,368	(H)
City Pointe	Fullerton, CA	G	2004	183	6,863,792	36,476,208	4,386,136	6,863,792	40,862,344	47,726,136	(18,504,841)	29,221,295	39,624,887
Cleveland House	Washington, D.C.	—	1953	214	18,300,000	66,392,414	7,599,298	18,300,000	73,991,712	92,291,712	(25,944,969)	66,346,743	(H)
Elevé	Glendale, CA	G	2013	208	14,080,560	56,419,440	1,363,125	14,080,560	57,782,565	71,863,125	(18,219,994)	53,643,131	38,397,494
Estancia at Santa Clara (fka Santa Clara)	Santa Clara, CA	—	2000	450	—	123,759,804	3,394,578	—	127,154,382	127,154,382	(45,289,007)	81,865,375	(H)
Fairchase	Fairfax, VA	—	2007	392	23,500,000	87,722,321	2,216,170	23,500,000	89,938,491	113,438,491	(30,699,514)	82,738,977	(H)
Flats at DuPont Circle	Washington, D.C.	—	1967	306	35,200,000	108,768,198	4,462,784	35,200,000	113,230,982	148,430,982	(37,753,595)	110,677,387	(H)
Glo	Los Angeles, CA	G	2008	201	16,047,023	48,650,963	4,090,835	16,047,023	52,741,798	68,788,821	(21,760,967)	47,027,854	32,704,395
Heights on Capitol Hill	Seattle, WA	G	2006	104	5,425,000	21,138,028	2,124,990	5,425,000	23,263,018	28,688,018	(12,467,148)	16,220,870	22,586,660
Kelvin Court (fka Alta Pacific)	Irvine, CA	—	2008	132	10,752,145	34,846,856	1,083,930	10,752,145	35,930,786	46,682,931	(16,927,083)	29,755,848	26,258,149
Kenwood Mews	Burbank, CA	—	1991	141	14,100,000	24,662,883	4,383,683	14,100,000	29,046,566	43,146,566	(17,007,785)	26,138,781	37,626,316
La Terrazza at Colma Station	Colma, CA	G	2005	155	—	41,251,044	4,175,723	—	45,426,767	45,426,767	(23,081,823)	22,344,944	25,029,507
Lindley Apartments	Encino, CA	—	2004	129	5,805,000	25,705,000	2,288,945	5,805,000	27,993,945	33,798,945	(12,248,777)	21,550,168	28,042,734
Lofts 590	Arlington, VA	—	2005	212	20,100,000	67,909,023	1,125,639	20,100,000	69,034,662	89,134,662	(22,984,204)	66,150,458	43,012,615
Longview Place	Waltham, MA	—	2004	348	20,880,000	90,255,509	13,702,122	20,880,000	103,957,631	124,837,631	(57,354,859)	67,482,772	84,280,484
Metro on First	Seattle, WA	G	2002	102	8,540,000	12,209,981	2,804,678	8,540,000	15,014,659	23,554,659	(8,458,788)	15,095,871	21,491,495
Moda	Seattle, WA	G	2009	251	12,649,228	36,842,012	2,379,781	12,649,228	39,221,793	51,871,021	(17,514,997)	34,356,024	(I)
Montierra (CA)	San Diego, CA	—	1990	272	8,160,000	29,360,938	8,961,784	8,160,000	38,322,722	46,482,722	(28,873,699)	17,609,023	61,025,383
Notch	Newcastle, WA	—	2020	158	5,463,324	43,490,989	85,422	5,463,324	43,576,411	49,039,735	(3,437,360)	45,602,375	(H)
Old Town Lofts	Redmond, WA	G	2014	149	7,740,467	44,146,181	1,094,490	7,740,467	45,240,671	52,981,138	(12,234,825)	40,746,313	35,570,767
Olympus Towers	Seattle, WA	G	2000	328	14,752,034	73,335,425	13,511,615	14,752,034	86,847,040	101,599,074	(53,348,127)	48,250,947	94,751,556
Park Place at San Mateo (fka San Mateo)	San Mateo, CA	G	2001	575	71,900,000	211,907,141	16,378,744	71,900,000	228,285,885	300,185,885	(81,177,243)	219,008,642	(H)
Skyhouse Denver	Denver, CO	G	2017	354	13,562,331	126,360,318	1,107,660	13,562,331	127,467,978	141,030,309	(20,582,877)	120,447,432	74,189,118
SoMa Square Apartments (fka South Market)	San Francisco, CA	G	1986	410	79,900,000	177,316,977	18,046,831	79,900,000	195,363,808	275,263,808	(68,367,690)	206,896,118	(H)
Teresina	Chula Vista, CA	—	2000	440	28,600,000	61,916,670	8,465,472	28,600,000	70,382,142	98,982,142	(39,200,260)	59,781,882	37,940,000
Vantage Hollywood	Los Angeles, CA	—	1987	298	42,580,326	56,014,674	3,728,870	42,580,326	59,743,544	102,323,870	(18,335,134)	83,988,736	37,537,003
Vintage	Ontario, CA	—	2005-2007	300	7,059,230	47,677,762	2,278,751	7,059,230	49,956,513	57,015,743	(26,867,509)	30,148,234	49,136,797
Vintage at 425 Broadway (fka Promenade)	Santa Monica, CA	G	1934/2001	60	9,000,000	13,961,523	1,985,863	9,000,000	15,947,386	24,947,386	(6,073,401)	18,873,985	(H)
West 54th	New York, NY	G	2001	222	60,900,000	48,193,837	4,900,079	60,900,000	53,093,916	113,993,916	(20,838,067)	93,155,849	49,701,588
Portfolio/Entity Encumbrances (1)													799,153,560
Wholly Owned Encumbered				9,113	778,637,659	2,442,658,555	192,940,619	778,637,659	2,635,599,174	3,414,236,833	(1,014,105,838)	2,400,130,995	1,959,052,708

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2021

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/21
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/21	Encumbrances
Partially Owned Unencumbered:
2300 Elliott	Seattle, WA	G	1992	92	796,800	7,173,725	7,998,442	796,800	15,172,167	15,968,967	(12,907,247)	3,061,720	—
Bellevue Meadows	Bellevue, WA	—	1983	180	4,507,100	12,574,814	6,405,508	4,507,100	18,980,322	23,487,422	(15,232,652)	8,254,770	—
Canyon Ridge	San Diego, CA	—	1989	162	4,869,448	11,955,063	4,338,392	4,869,448	16,293,455	21,162,903	(13,111,514)	8,051,389	—
Country Oaks	Agoura Hills, CA	—	1985	256	6,105,000	29,561,865	7,744,470	6,105,000	37,306,335	43,411,335	(25,320,149)	18,091,186	—
Harrison Square (fka Elliot Bay)	Seattle, WA	G	1992	166	7,600,000	35,844,345	6,184,547	7,600,000	42,028,892	49,628,892	(16,285,713)	33,343,179	—
Lantern Cove	Foster City, CA	—	1985	232	6,945,000	23,064,976	8,636,723	6,945,000	31,701,699	38,646,699	(22,406,448)	16,240,251	—
Radius Koreatown	Los Angeles, CA	—	2014/2016	301	32,494,154	84,645,202	640,890	32,494,154	85,286,092	117,780,246	(18,649,423)	99,130,823	—
Rosecliff	Quincy, MA	—	1990	156	5,460,000	15,721,570	5,177,947	5,460,000	20,899,517	26,359,517	(15,599,076)	10,760,441	—
Schooner Bay I	Foster City, CA	—	1985	168	5,345,000	20,390,618	7,976,491	5,345,000	28,367,109	33,712,109	(19,122,126)	14,589,983	—
Schooner Bay II	Foster City, CA	—	1985	144	4,550,000	18,064,764	7,043,955	4,550,000	25,108,719	29,658,719	(16,966,296)	12,692,423	—
St Johns West	Austin, TX	—	2020	297	10,097,109	47,926,778	23,181	10,097,109	47,949,959	58,047,068	(3,613,948)	54,433,120	—
Venn at Main	Bellevue, WA	G	2016	350	26,626,497	151,520,448	722,931	26,626,497	152,243,379	178,869,876	(27,128,523)	151,741,353	—
Virgil Square	Los Angeles, CA	—	1979	142	5,500,000	15,216,613	3,995,308	5,500,000	19,211,921	24,711,921	(11,537,883)	13,174,038	—
Partially Owned Unencumbered				2,646	120,896,108	473,660,781	66,888,785	120,896,108	540,549,566	661,445,674	(217,880,998)	443,564,676	—

Partially Owned Encumbered:
9th & W	Washington, DC	G	(F)	—	—	24,306,736	—	—	24,306,736	24,306,736	—	24,306,736	(1,772,313)
Aero Apartments	Alameda, CA	G	2021	200	13,107,242	100,253,427	33,272	13,107,242	100,286,699	113,393,941	(2,386,616)	111,007,325	61,662,484
Canyon Creek (CA)	San Ramon, CA	—	1984	268	5,425,000	18,812,120	8,423,666	5,425,000	27,235,786	32,660,786	(20,255,679)	12,405,107	28,208,225
Wisconsin Place	Chevy Chase, MD	—	2009	432	—	172,089,355	1,873,790	—	173,963,145	173,963,145	(59,910,024)	114,053,121	144,049,913
Partially Owned Encumbered				900	18,532,242	315,461,638	10,330,728	18,532,242	325,792,366	344,324,608	(82,552,319)	261,772,289	232,148,309

Total Consolidated Investment in Real Estate				80,407	$5,860,950,463	$20,441,488,521	$1,970,467,401	$5,860,950,463	$22,411,955,922	$28,272,906,385	$(8,354,282,201)	$19,918,624,184	$2,191,201,017

(1)See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2021

NOTES:

(A)	The balance of furniture & fixtures included in the total investment in real estate amount was $2,220,203,083 as of December 31, 2021.
(B)	The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2021 was approximately $13.2 billion (unaudited).
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