Form 10-Q
period 2022-03-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2022-04-29
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on April 22, 2022 was 376,041,849.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2022 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of March 31, 2022 owned an approximate 96.7% ownership interest in, ERPOP.  The remaining 3.3% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business.  The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Land	$5,836,951	$5,814,790
Depreciable property	22,496,307	22,370,811
Projects under development	36,718	24,307
Land held for development	66,980	62,998
Investment in real estate	28,436,956	28,272,906
Accumulated depreciation	(8,578,131)	(8,354,282)
Investment in real estate, net	19,858,825	19,918,624
Investments in unconsolidated entities	150,092	127,448
Cash and cash equivalents	41,140	123,832
Restricted deposits	70,560	236,404
Right-of-use assets	471,667	474,713
Other assets	237,953	288,220
Total assets	$20,830,237	$21,169,241

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$2,193,199	$2,191,201
Notes, net	5,836,957	5,835,222
Line of credit and commercial paper	129,995	315,030
Accounts payable and accrued expenses	157,681	107,013
Accrued interest payable	56,876	69,510
Lease liabilities	311,293	312,335
Other liabilities	303,654	353,102
Security deposits	67,515	66,141
Distributions payable	242,574	233,502
Total liabilities	9,299,744	9,483,056

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	495,760	498,977
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of March 31, 2022 and December 31, 2021	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 375,974,070 shares issued and outstanding as of March 31, 2022 and 375,527,195 shares issued and outstanding as of December 31, 2021	3,760	3,755
Paid in capital	9,142,969	9,121,122
Retained earnings	1,661,705	1,827,063
Accumulated other comprehensive income (loss)	(31,847)	(34,272)
Total shareholders’ equity	10,813,867	10,954,948
Noncontrolling Interests:
Operating Partnership	217,451	214,094
Partially Owned Properties	3,415	18,166
Total Noncontrolling Interests	220,866	232,260
Total equity	11,034,733	11,187,208
Total liabilities and equity	$20,830,237	$21,169,241

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2022	2021
REVENUES
Rental income	$653,348	$597,602

EXPENSES
Property and maintenance	124,874	117,054
Real estate taxes and insurance	100,688	103,470
Property management	30,747	26,130
General and administrative	17,238	15,383
Depreciation	229,961	199,962
Total expenses	503,508	461,999

Net gain (loss) on sales of real estate properties	(102)	(43)

Operating income	149,738	135,560

Interest and other income	3,528	216
Other expenses	(3,056)	(4,110)
Interest:
Expense incurred, net	(72,792)	(67,358)
Amortization of deferred financing costs	(2,077)	(2,185)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	75,341	62,123
Income and other tax (expense) benefit	(282)	(153)
Income (loss) from investments in unconsolidated entities	(1,261)	(1,611)
Net gain (loss) on sales of land parcels	—	5
Net income	73,798	60,364
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(2,394)	(2,143)
Partially Owned Properties	(639)	(682)
Net income attributable to controlling interests	70,765	57,539
Preferred distributions	(772)	(773)
Net income available to Common Shares	$69,993	$56,766

Earnings per share – basic:
Net income available to Common Shares	$0.19	$0.15
Weighted average Common Shares outstanding	375,509	372,280

Earnings per share – diluted:
Net income available to Common Shares	$0.19	$0.15
Weighted average Common Shares outstanding	389,628	386,916

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2022	2021
Comprehensive income:
Net income	$73,798	$60,364
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Losses reclassified into earnings from other comprehensive income	2,425	2,303
Other comprehensive income (loss)	2,425	2,303
Comprehensive income	76,223	62,667
Comprehensive (income) attributable to Noncontrolling Interests	(3,113)	(2,909)
Comprehensive income attributable to controlling interests	$73,110	$59,758

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,798	$60,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	229,961	199,962
Amortization of deferred financing costs	2,077	2,185
Amortization of above/below market lease intangibles	—	(18)
Amortization of discounts and premiums on debt	1,358	1,294
Amortization of deferred settlements on derivative instruments	2,422	2,301
Amortization of right-of-use assets	3,046	2,980
Write-off of pursuit costs	1,463	1,331
(Income) loss from investments in unconsolidated entities	1,261	1,611
Distributions from unconsolidated entities – return on capital	79	—
Net (gain) loss on sales of real estate properties	102	43
Net (gain) loss on sales of land parcels	—	(5)
Realized (gain) loss on sale of investment securities	(2,066)	133
Compensation paid with Company Common Shares	9,203	8,678
Changes in assets and liabilities:
(Increase) decrease in other assets	30,174	20,746
Increase (decrease) in accounts payable and accrued expenses	54,553	59,116
Increase (decrease) in accrued interest payable	(12,634)	(10,407)
Increase (decrease) in lease liabilities	(902)	(868)
Increase (decrease) in other liabilities	(27,213)	(3,852)
Increase (decrease) in security deposits	1,374	459
Net cash provided by operating activities	368,056	346,053
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(113,046)	—
Investment in real estate – development/other	(24,255)	(64,599)
Capital expenditures to real estate	(35,285)	(28,679)
Non-real estate capital additions	(971)	(589)
Interest capitalized for real estate and unconsolidated entities under development	(1,017)	(3,769)
Investments in unconsolidated entities – other	(24,897)	(2,378)
Distributions from unconsolidated entities – return of capital	9	4
Purchase of investment securities and other investments	(1,009)	(26,335)
Proceeds from sale of investment securities	3,434	—
Net cash provided by (used for) investing activities	(197,037)	(126,345)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$—	$(318)
Mortgage notes payable, net:
Proceeds	2,689	37,492
Lump sum payoffs	—	(59,880)
Scheduled principal repayments	(1,933)	(1,871)
Line of credit and commercial paper:
Commercial paper proceeds	1,424,086	1,184,923
Commercial paper repayments	(1,609,121)	(1,170,000)
Finance ground lease principal payments	(140)	(116)
Proceeds from Employee Share Purchase Plan (ESPP)	969	1,731
Proceeds from exercise of options	14,344	22,882
Payment of offering costs	(114)	—
Contributions – Noncontrolling Interests – Partially Owned Properties	446	—
Contributions – Noncontrolling Interests – Operating Partnership	1	—
Distributions:
Common Shares	(226,639)	(224,308)
Preferred Shares	(772)	(773)
Noncontrolling Interests – Operating Partnership	(7,535)	(8,479)
Noncontrolling Interests – Partially Owned Properties	(15,836)	(2,883)
Net cash provided by (used for) financing activities	(419,555)	(221,600)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(248,536)	(1,892)
Cash and cash equivalents and restricted deposits, beginning of period	360,236	99,728
Cash and cash equivalents and restricted deposits, end of period	$111,700	$97,836

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$41,140	$35,453
Restricted deposits	70,560	62,383
Total cash and cash equivalents and restricted deposits, end of period	$111,700	$97,836

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2022	2021
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$81,391	$74,058
Net cash paid (received) for income and other taxes	$350	$752
Amortization of deferred financing costs:
Investment in real estate, net	$(127)	$(60)
Other assets	$585	$585
Mortgage notes payable, net	$557	$703
Notes, net	$1,062	$957
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$685	$684
Notes, net	$673	$610
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(2)
Accumulated other comprehensive income	$2,425	$2,303
Write-off of pursuit costs:
Investment in real estate, net	$375	$1,209
Investments in unconsolidated entities	$1,070	$—
Other assets	$18	$114
Accounts payable and accrued expenses	$—	$8
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$946	$1,282
Other liabilities	$315	$329
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(307)	$(3,769)
Investments in unconsolidated entities	$(710)	$—
Investments in unconsolidated entities – other:
Investments in unconsolidated entities	$(24,897)	$(1,778)
Other liabilities	$—	$(600)
Debt financing costs:
Mortgage notes payable, net	$—	$(318)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$11,308
Lease liabilities	$—	$(11,308)
Non-cash share distribution from unconsolidated entities:
Investments in unconsolidated entities	$859	$—
Other assets	$(859)	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2022	2021
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280
Balance, end of period	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,755	$3,723
Exercise of share options	3	5
Share-based employee compensation expense:
Restricted shares	2	1
Balance, end of period	$3,760	$3,729
PAID IN CAPITAL
Balance, beginning of period	$9,121,122	$9,128,599
Common Share Issuance:
Conversion of OP Units into Common Shares	174	—
Exercise of share options	14,341	22,877
Employee Share Purchase Plan (ESPP)	969	1,731
Share-based employee compensation expense:
Restricted shares	3,609	2,273
Share options	876	988
ESPP discount	171	444
Offering costs	(114)	—
Supplemental Executive Retirement Plan (SERP)	(163)	(1,229)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	939	(72,956)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	1,045	619
Balance, end of period	$9,142,969	$9,083,346
RETAINED EARNINGS
Balance, beginning of period	$1,827,063	$1,399,715
Net income attributable to controlling interests	70,765	57,539
Common Share distributions	(235,351)	(224,673)
Preferred Share distributions	(772)	(773)
Balance, end of period	$1,661,705	$1,231,808
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(34,272)	$(43,666)
Accumulated other comprehensive income (loss) – derivative instruments:
Losses reclassified into earnings from other comprehensive income	2,425	2,303
Balance, end of period	$(31,847)	$(41,363)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$0.625	$0.6025

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2022	2021
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$214,094	$233,162
Issuance of restricted units to Noncontrolling Interests	1	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(174)	—
Equity compensation associated with Noncontrolling Interests	7,798	6,488
Net income attributable to Noncontrolling Interests	2,394	2,143
Distributions to Noncontrolling Interests	(7,895)	(8,589)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	2,278	2,384
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(1,045)	(619)
Balance, end of period	$217,451	$234,969
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$18,166	$4,673
Net income attributable to Noncontrolling Interests	639	682
Contributions by Noncontrolling Interests	446	—
Distributions to Noncontrolling Interests	(15,836)	(2,883)
Balance, end of period	$3,415	$2,472

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31,	December 31,
	2022	2021
ASSETS
Land	$5,836,951	$5,814,790
Depreciable property	22,496,307	22,370,811
Projects under development	36,718	24,307
Land held for development	66,980	62,998
Investment in real estate	28,436,956	28,272,906
Accumulated depreciation	(8,578,131)	(8,354,282)
Investment in real estate, net	19,858,825	19,918,624
Investments in unconsolidated entities	150,092	127,448
Cash and cash equivalents	41,140	123,832
Restricted deposits	70,560	236,404
Right-of-use assets	471,667	474,713
Other assets	237,953	288,220
Total assets	$20,830,237	$21,169,241

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$2,193,199	$2,191,201
Notes, net	5,836,957	5,835,222
Line of credit and commercial paper	129,995	315,030
Accounts payable and accrued expenses	157,681	107,013
Accrued interest payable	56,876	69,510
Lease liabilities	311,293	312,335
Other liabilities	303,654	353,102
Security deposits	67,515	66,141
Distributions payable	242,574	233,502
Total liabilities	9,299,744	9,483,056

Commitments and contingencies

Redeemable Limited Partners	495,760	498,977
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,808,434	10,951,940
Limited Partners	217,451	214,094
Accumulated other comprehensive income (loss)	(31,847)	(34,272)
Total partners’ capital	11,031,318	11,169,042
Noncontrolling Interests – Partially Owned Properties	3,415	18,166
Total capital	11,034,733	11,187,208
Total liabilities and capital	$20,830,237	$21,169,241

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2022	2021
REVENUES
Rental income	$653,348	$597,602

EXPENSES
Property and maintenance	124,874	117,054
Real estate taxes and insurance	100,688	103,470
Property management	30,747	26,130
General and administrative	17,238	15,383
Depreciation	229,961	199,962
Total expenses	503,508	461,999

Net gain (loss) on sales of real estate properties	(102)	(43)

Operating income	149,738	135,560

Interest and other income	3,528	216
Other expenses	(3,056)	(4,110)
Interest:
Expense incurred, net	(72,792)	(67,358)
Amortization of deferred financing costs	(2,077)	(2,185)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	75,341	62,123
Income and other tax (expense) benefit	(282)	(153)
Income (loss) from investments in unconsolidated entities	(1,261)	(1,611)
Net gain (loss) on sales of land parcels	—	5
Net income	73,798	60,364
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(639)	(682)
Net income attributable to controlling interests	$73,159	$59,682
ALLOCATION OF NET INCOME:
Preference Units	$772	$773

General Partner	$69,993	$56,766
Limited Partners	2,394	2,143
Net income available to Units	$72,387	$58,909

Earnings per Unit – basic:
Net income available to Units	$0.19	$0.15
Weighted average Units outstanding	387,397	385,330

Earnings per Unit – diluted:
Net income available to Units	$0.19	$0.15
Weighted average Units outstanding	389,628	386,916

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2022	2021
Comprehensive income:
Net income	$73,798	$60,364
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Losses reclassified into earnings from other comprehensive income	2,425	2,303
Other comprehensive income (loss)	2,425	2,303
Comprehensive income	76,223	62,667
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(639)	(682)
Comprehensive income attributable to controlling interests	$75,584	$61,985

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$73,798	$60,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	229,961	199,962
Amortization of deferred financing costs	2,077	2,185
Amortization of above/below market lease intangibles	—	(18)
Amortization of discounts and premiums on debt	1,358	1,294
Amortization of deferred settlements on derivative instruments	2,422	2,301
Amortization of right-of-use assets	3,046	2,980
Write-off of pursuit costs	1,463	1,331
(Income) loss from investments in unconsolidated entities	1,261	1,611
Distributions from unconsolidated entities – return on capital	79	—
Net (gain) loss on sales of real estate properties	102	43
Net (gain) loss on sales of land parcels	—	(5)
Realized (gain) loss on sale of investment securities	(2,066)	133
Compensation paid with Company Common Shares	9,203	8,678
Changes in assets and liabilities:
(Increase) decrease in other assets	30,174	20,746
Increase (decrease) in accounts payable and accrued expenses	54,553	59,116
Increase (decrease) in accrued interest payable	(12,634)	(10,407)
Increase (decrease) in lease liabilities	(902)	(868)
Increase (decrease) in other liabilities	(27,213)	(3,852)
Increase (decrease) in security deposits	1,374	459
Net cash provided by operating activities	368,056	346,053
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(113,046)	—
Investment in real estate – development/other	(24,255)	(64,599)
Capital expenditures to real estate	(35,285)	(28,679)
Non-real estate capital additions	(971)	(589)
Interest capitalized for real estate and unconsolidated entities under development	(1,017)	(3,769)
Investments in unconsolidated entities – other	(24,897)	(2,378)
Distributions from unconsolidated entities – return of capital	9	4
Purchase of investment securities and other investments	(1,009)	(26,335)
Proceeds from sale of investment securities	3,434	—
Net cash provided by (used for) investing activities	(197,037)	(126,345)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$—	$(318)
Mortgage notes payable, net:
Proceeds	2,689	37,492
Lump sum payoffs	—	(59,880)
Scheduled principal repayments	(1,933)	(1,871)
Line of credit and commercial paper:
Commercial paper proceeds	1,424,086	1,184,923
Commercial paper repayments	(1,609,121)	(1,170,000)
Finance ground lease principal payments	(140)	(116)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	969	1,731
Proceeds from exercise of EQR options	14,344	22,882
Payment of offering costs	(114)	—
Contributions – Noncontrolling Interests – Partially Owned Properties	446	—
Contributions – Limited Partners	1	—
Distributions:
OP Units – General Partner	(226,639)	(224,308)
Preference Units	(772)	(773)
OP Units – Limited Partners	(7,535)	(8,479)
Noncontrolling Interests – Partially Owned Properties	(15,836)	(2,883)
Net cash provided by (used for) financing activities	(419,555)	(221,600)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(248,536)	(1,892)
Cash and cash equivalents and restricted deposits, beginning of period	360,236	99,728
Cash and cash equivalents and restricted deposits, end of period	$111,700	$97,836

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$41,140	$35,453
Restricted deposits	70,560	62,383
Total cash and cash equivalents and restricted deposits, end of period	$111,700	$97,836

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2022	2021
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$81,391	$74,058
Net cash paid (received) for income and other taxes	$350	$752
Amortization of deferred financing costs:
Investment in real estate, net	$(127)	$(60)
Other assets	$585	$585
Mortgage notes payable, net	$557	$703
Notes, net	$1,062	$957
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$685	$684
Notes, net	$673	$610
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(2)
Accumulated other comprehensive income	$2,425	$2,303
Write-off of pursuit costs:
Investment in real estate, net	$375	$1,209
Investments in unconsolidated entities	$1,070	$—
Other assets	$18	$114
Accounts payable and accrued expenses	$—	$8
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$946	$1,282
Other liabilities	$315	$329
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(307)	$(3,769)
Investments in unconsolidated entities	$(710)	$—
Investments in unconsolidated entities – other:
Investments in unconsolidated entities	$(24,897)	$(1,778)
Other liabilities	$—	$(600)
Debt financing costs:
Mortgage notes payable, net	$—	$(318)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$11,308
Lease liabilities	$—	$(11,308)
Non-cash share distribution from unconsolidated entities:
Investments in unconsolidated entities	$859	$—
Other assets	$(859)	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2022	2021
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280
Balance, end of period	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of period	$10,951,940	$10,532,037
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	174	—
Exercise of EQR share options	14,344	22,882
EQR’s Employee Share Purchase Plan (ESPP)	969	1,731
Share-based employee compensation expense:
EQR restricted shares	3,611	2,274
EQR share options	876	988
EQR ESPP discount	171	444
Net income available to Units – General Partner	69,993	56,766
OP Units – General Partner distributions	(235,351)	(224,673)
Offering costs	(114)	—
Supplemental Executive Retirement Plan (SERP)	(163)	(1,229)
Change in market value of Redeemable Limited Partners	939	(72,956)
Adjustment for Limited Partners ownership in Operating Partnership	1,045	619
Balance, end of period	$10,808,434	$10,318,883
LIMITED PARTNERS
Balance, beginning of period	$214,094	$233,162
Issuance of restricted units to Limited Partners	1	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(174)	—
Equity compensation associated with Units – Limited Partners	7,798	6,488
Net income available to Units – Limited Partners	2,394	2,143
Units – Limited Partners distributions	(7,895)	(8,589)
Change in carrying value of Redeemable Limited Partners	2,278	2,384
Adjustment for Limited Partners ownership in Operating Partnership	(1,045)	(619)
Balance, end of period	$217,451	$234,969
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(34,272)	$(43,666)
Accumulated other comprehensive income (loss) – derivative instruments:
Losses reclassified into earnings from other comprehensive income	2,425	2,303
Balance, end of period	$(31,847)	$(41,363)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$0.625	$0.6025

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2022	2021
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$18,166	$4,673
Net income attributable to Noncontrolling Interests	639	682
Contributions by Noncontrolling Interests	446	—
Distributions to Noncontrolling Interests	(15,836)	(2,883)
Balance, end of period	$3,415	$2,472

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

EQR is the general partner of, and as of March 31, 2022 owned an approximate 96.7% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of March 31, 2022, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 311 properties located in 10 states and the District of Columbia consisting of 80,581 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	295	77,035
Partially Owned Properties – Consolidated	16	3,546
	311	80,581

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Operating results for the quarter ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

The balance sheets at December 31, 2021 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued an amendment to the debt and equity financial instruments standards which simplifies the accounting for convertible instruments and accounting for contracts in an entity’s own equity.  The Company adopted the standard when effective on January 1, 2022 and it had no impact on its consolidated results of operations and financial position.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the quarters ended March 31, 2022 and 2021:

	2022	2021
Common Shares
Common Shares outstanding at January 1,	375,527,195	372,302,000
Common Shares Issued:
Conversion of OP Units	6,756	—
Exercise of share options	269,665	506,342
Employee Share Purchase Plan (ESPP)	13,374	32,572
Restricted share grants, net	157,080	76,499
Common Shares outstanding at March 31,	375,974,070	372,917,413
Units
Units outstanding at January 1,	12,659,027	13,858,073
Restricted unit grants, net	220,333	184,301
Conversion of OP Units to Common Shares	(6,756)	—
Units outstanding at March 31,	12,872,604	14,042,374
Total Common Shares and Units outstanding at March 31,	388,846,674	386,959,787
Units Ownership Interest in Operating Partnership	3.3%	3.6%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the quarters ended March 31, 2022 and 2021:

	2022	2021
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	388,186,222	386,160,073
Issued to General Partner:
Exercise of EQR share options	269,665	506,342
EQR’s Employee Share Purchase Plan (ESPP)	13,374	32,572
EQR’s restricted share grants, net	157,080	76,499
Issued to Limited Partners:
Restricted unit grants, net	220,333	184,301
General and Limited Partner Units outstanding at March 31,	388,846,674	386,959,787
Limited Partner Units
Limited Partner Units outstanding at January 1,	12,659,027	13,858,073
Limited Partner restricted unit grants, net	220,333	184,301
Conversion of Limited Partner OP Units to EQR Common Shares	(6,756)	—
Limited Partner Units outstanding at March 31,	12,872,604	14,042,374
Limited Partner Units Ownership Interest in Operating Partnership	3.3%	3.6%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at March 31, 2022 and December 31, 2021.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total.  Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above.  As of March 31, 2022 and 2021, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $495.8 million and $409.5 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the quarters ended March 31, 2022 and 2021, respectively (amounts in thousands):

	2022	2021
Balance at January 1,	$498,977	$338,951
Change in market value	(939)	72,956
Change in carrying value	(2,278)	(2,384)
Balance at March 31,	$495,760	$409,523

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of March 31, 2022 and December 31, 2021:

			Amounts in thousands
		Annual
	Call	Dividend Per	March 31,	December 31,
	Date (1)	Share/Unit (2)	2022	2021
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of March 31, 2022 and December 31, 2021	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280
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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements.  The current program matures in June 2022 and gives EQR the authority to issue up to 13.0 million shares, of which approximately 11.3 million shares remain available for issuance under the program as of March 31, 2022.  Forward sale agreements under the ATM program allow the Company, at its election, to settle the agreements by issuing Common Shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement or, alternatively, to settle the agreements in whole or in part through the delivery or receipt of Common Shares or cash.  Issuances of shares under these forward sale agreements are classified as equity transactions.  Accordingly, no amounts relating to the forward sale agreements are recorded in the consolidated financial statements until settlement occurs.  Prior to any settlements, the only impact to the consolidated financial statements is the inclusion of incremental shares, if any, within the calculation of diluted net income per share using the treasury stock method (see Note 11 for additional discussion).  The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current overnight federal funds rate and the amount of dividends paid to holders of the Company’s Common Shares over the term of the forward sale agreement.

As of March 31, 2022, the Company had entered into forward sale agreements under this program for a total of approximately 1.7 million Common Shares at a weighted average initial forward price per share of $83.25.  All of these forward sale agreements were entered into during the quarter ended September 30, 2021.  As of March 31, 2022, these forward sale agreements have not been settled and must be settled by March 2023.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008, and no repurchases of any kind have occurred since February 2014.  As of March 31, 2022, EQR has remaining authorization to repurchase up to 13.0 million of its shares.
4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Land	$5,836,951	$5,814,790
Depreciable property:
Buildings and improvements	19,723,056	19,632,284
Furniture, fixtures and equipment	2,252,146	2,220,203
In-Place lease intangibles	521,105	518,324
Projects under development:
Construction-in-progress	36,718	24,307
Land held for development:
Land	49,360	46,160
Construction-in-progress	17,620	16,838
Investment in real estate	28,436,956	28,272,906
Accumulated depreciation	(8,578,131)	(8,354,282)
Investment in real estate, net	$19,858,825	$19,918,624

During the quarter ended March 31, 2022, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	1	172	$113,000
Total	1	172	$113,000

(1)	Purchase price includes an allocation of approximately $25.3 million to land and $87.7 million to depreciable property (inclusive of capitalized closing costs).

5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any agreements to acquire rental properties or land parcels as of the date of filing.

The Company has entered into separate agreements to dispose of the following (sales price and net book value in thousands):

	Properties	Apartment Units	Sales Price	Net Book Value at March 31, 2022
Rental Properties - Consolidated	2	591	$480,500	$270,189
Total	2	591	$480,500	$270,189

The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above.  See Note 14 for discussion of the properties acquired or disposed of, if any, subsequent to March 31, 2022.
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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary.  As a result, the joint ventures are required to be consolidated on the Company’s financial statements.  The following table summarizes the Company’s consolidated joint ventures as of March 31, 2022:

	Operating Properties		Project Under Development (1)
	Properties	Apartment Units	Project	Apartment Units
Consolidated Joint Ventures (VIE)	16	3,546	1	312

(1)	The land under this project is subject to a long-term ground lease.

The following table provides consolidated assets and liabilities related to the VIEs discussed above as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Consolidated Assets	$819,692	$912,955
Consolidated Liabilities	$255,326	$251,424

Certain consolidated joint ventures in which we have investments obtained mortgage debt to finance a portion of their activities.  The following table and information summarizes the variable rate construction mortgage debt that is non-recourse to the Company at March 31, 2022 (aggregate and amounts borrowed under loan commitments in thousands):

	Recently Completed Operating Property	Project Under Development
Number of joint ventures with debt financing	1	1
Aggregate loan commitments	$67,589	$73,344
Amounts borrowed under loan commitments (1)	$64,333	$140
Maturity dates	2022	2025

(1)	See Note 9 for the current period proceeds of secured conventional floating rate debt under Mortgage Notes Payable.

Investments in Unconsolidated Entities

The following table and information summarizes the Company’s investments in unconsolidated entities, which are accounted for under the equity method of accounting as the requirements for consolidation are not met, as of March 31, 2022 and December 31, 2021 (amounts in thousands except for ownership percentage):

	March 31, 2022	December 31, 2021	Ownership Percentage
Investments in Unconsolidated Entities:
Operating Property (VIE) (1)	$35,496	$36,024	33.3%
Unconsolidated Development Joint Ventures (VIE) (2)	89,680	72,488	62% - 90% (4)
Real Estate Technology (3)	25,147	19,347	Varies
Other	(231)	(411)	Varies
Investments in Unconsolidated Entities	$150,092	$127,448

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

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of March 31, 2022:

	Operating Property (1)	Projects Under Development (2)		Land Held for Development (2), (3)
	Entity	Projects	Apartment Units (4)	Projects	Apartment Units (4)
Unconsolidated Joint Ventures (VIE)	1	3	929	3	1,005

(1)	Represents the operating property that owns and operates a related parking facility noted in the table above.
(2)	Represents separate unconsolidated joint ventures for the purpose of developing multifamily rental properties.
(3)	Represents separate unconsolidated joint ventures that have not yet started but are expected to start construction in 2022. One parcel is subject to a long-term ground lease.
(4)	Represents the intended number of apartment units to be developed.

7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Mortgage escrow deposits:
Replacement reserves	$11,489	$11,156
Mortgage principal reserves/sinking funds	20,409	19,104
Mortgage escrow deposits	31,898	30,260
Restricted cash:
Tax-deferred (1031) exchange proceeds	—	166,362
Earnest money on pending acquisitions	—	2,000
Restricted deposits on real estate investments	279	284
Resident security and utility deposits	36,559	35,663
Other	1,824	1,835
Restricted cash	38,662	206,144
Restricted deposits	$70,560	$236,404

8.	Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

For the quarter ended March 31, 2022, approximately 97% of the Company’s total lease revenue is generated from residential apartment leases that are generally twelve months or less in length.  The residential apartment leases may include lease income related to such items as utility recoveries, parking rent, storage rent and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

For the quarter ended March 31, 2022, approximately 3% of the Company’s total lease revenue is generated by non-residential leases that are generally for terms ranging between five to ten years.  The non-residential leases generally consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents.  The non-residential leases may include lease income related to such items as utility recoveries, parking rent and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Non-residential leases are renewable with market-based renewal options.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the quarters ended March 31, 2022 and 2021 (amounts in thousands):

	Quarter Ended March 31, 2022			Quarter Ended March 31, 2021
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$586,890	$15,874	$602,764	$539,655	$15,839	$555,494
Utility recoveries (RUBS income) (1)	19,598	181	19,779	17,954	178	18,132
Parking rent	10,783	98	10,881	9,734	267	10,001
Other lease revenue (2)	(6,301)	(43)	(6,344)	(10,262)	609	(9,653)
Total lease revenue	$610,970	$16,110	627,080	$557,081	$16,893	573,974
Parking revenue			8,808			5,433
Other revenue			17,460			18,195
Total other rental income (3)			26,268			23,628
Rental income			$653,348			$597,602

(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.

(2)	Other lease revenue consists of the revenue adjustment related to bad debt and other miscellaneous lease revenue.
(3)	Other rental income is accounted for under the revenue recognition standard.

The following table presents residential and non-residential accounts receivable and straight-line receivable balances for the Company’s properties as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	Residential			Non-Residential
Balance Sheet (Other assets):	March 31, 2022		December 31, 2021	March 31, 2022	December 31, 2021
Resident/tenant accounts receivable balances	$43,267		$37,959	$3,639	$3,218
Allowance for doubtful accounts	(38,774)		(33,121)	(2,379)	(2,365)
Net receivable balances	$4,493	(1)	$4,838	$1,260	$853

Straight-line receivable balances	$5,542		$7,460	$13,301	$13,021

(1)	The Company held residential security deposits approximating 56.5% of the net receivable balance at March 31, 2022.

The following table presents residential bad debt for the Company’s properties for the quarters ended March 31, 2022 and 2021 (amounts in thousands):

	Quarter Ended March 31,
Income Statement (Rental income):	2022	2021
Bad debt, net (1)	$9,895	$13,693
% of rental income	1.6%	2.4%

(1)	Bad debt, net benefited from additional resident payments due to governmental rental assistance programs of approximately $9.8 million for the quarter ended March 31, 2022.
9.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  Weighted average interest rates noted below for the quarter ended March 31, 2022 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the quarter ended March 31, 2022 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2021	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of March 31, 2022
Fixed Rate Debt:
Secured – Conventional	$1,896,472	$—		$—	$(1,933)	$378	$334	$1,895,251
Floating Rate Debt:
Secured – Conventional	59,890	2,689	(2)	—	—	—	188	62,767
Secured – Tax Exempt	234,839	—		—	—	307	35	235,181
Floating Rate Debt	294,729	2,689		—	—	307	223	297,948
Total	$2,191,201	$2,689		$—	$(1,933)	$685	$557	$2,193,199

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)	See Note 6 for additional discussion of the variable rate construction mortgage debt.

The following table summarizes certain interest rate and maturity date information as of and for the quarter ended March 31, 2022:

March 31, 2022
Interest Rate Ranges	0.10% - 4.21%
Weighted Average Interest Rate	3.33%
Maturity Date Ranges	2022-2061

As of March 31, 2022, the Company had $250.0 million of secured debt (primarily tax-exempt bonds) subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the quarter ended March 31, 2022 (amounts in thousands):

	Notes, net as of December 31, 2021	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of March 31, 2022
Fixed Rate Debt:
Unsecured – Public	$5,835,222	$—	$—	$673	$1,062	$5,836,957

(1)	Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the quarter ended March 31, 2022:

March 31, 2022
Interest Rate Ranges	1.85% - 7.57%
Weighted Average Interest Rate	3.61%
Maturity Date Ranges	2023-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for the quarter ended March 31, 2022.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing November 1, 2024.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.775%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.  The Company did not borrow any amounts under its revolving credit facility during the quarter ended March 31, 2022.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.0 billion subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  The notes bear interest at various floating rates with a weighted average interest rate of 0.35% for the quarter ended March 31, 2022 and a weighted average maturity of 3 days as of March 31, 2022.  The weighted average amount outstanding for the quarter ended March 31, 2022 was approximately $260.9 million.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of March 31, 2022 (amounts in thousands):

March 31, 2022
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(130,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,507)
Unsecured revolving credit facility availability	$2,366,493

10.	Fair Value Measurements

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at March 31, 2022 and December 31, 2021, respectively (amounts in thousands):

	March 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$2,193,199	$2,122,178	$2,191,201	$2,193,689
Unsecured debt, net	5,966,952	6,066,975	6,150,252	6,798,309
Total debt, net	$8,160,151	$8,189,153	$8,341,453	$8,991,998

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at March 31, 2022 and December 31, 2021, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	3/31/2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$144,732	$144,732	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$144,732	$144,732	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$495,760	$—	$495,760	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$164,650	$164,650	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$164,650	$164,650	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$498,977	$—	$498,977	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2022 and 2021, respectively (amounts in thousands):

March 31, 2022 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(2,425)
Total	$—		$(2,425)

March 31, 2021 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(2,303)
Total	$—		$(2,303)

As of March 31, 2022 and December 31, 2021, there were approximately $31.8 million and $34.3 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled derivative instruments, of which an estimated $10.2 million may be recognized as additional interest expense during the twelve months ending March 31, 2023.
11.	Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2022	2021
Numerator for net income per share – basic:
Net income	$73,798	$60,364
Allocation to Noncontrolling Interests – Operating Partnership	(2,394)	(2,143)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(639)	(682)
Preferred distributions	(772)	(773)
Numerator for net income per share – basic	$69,993	$56,766
Numerator for net income per share – diluted:
Net income	$73,798	$60,364
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(639)	(682)
Preferred distributions	(772)	(773)
Numerator for net income per share – diluted	$72,387	$58,909
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	375,509	372,280
Effect of dilutive securities:
OP Units	11,888	13,050
Long-term compensation shares/units	2,090	1,586
ATM forward sales	141	—
Denominator for net income per share – diluted	389,628	386,916
Net income per share – basic	$0.19	$0.15
Net income per share – diluted	$0.19	$0.15

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Quarter Ended March 31,
	2022	2021
Numerator for net income per Unit – basic and diluted:
Net income	$73,798	$60,364
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(639)	(682)
Allocation to Preference Units	(772)	(773)
Numerator for net income per Unit – basic and diluted	$72,387	$58,909
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	387,397	385,330
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	2,090	1,586
ATM forward sales	141	—
Denominator for net income per Unit – diluted	389,628	386,916
Net income per Unit – basic	$0.19	$0.15
Net income per Unit – diluted	$0.19	$0.15

12.	Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of March 31, 2022, the Company has both consolidated and unconsolidated real estate projects under development.  We have entered into, and may continue in the future to enter into, joint venture agreements with third-party partners for the development of multifamily rental properties.  The joint venture agreements with each development partner include buy-sell provisions that provide the right, but not the obligation, for the Company to acquire each respective partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for additional discussion.

The following table summarizes the gross remaining total project costs for the Company’s projects under development at March 31, 2022 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	1	312	$71,309
Unconsolidated	3	929	247,498
Total Projects Under Development	4	1,241	$318,807

(1)

The Company’s share of the $318.8 million in total project costs remaining approximates $25.0 million, with the balance funded by the Company’s joint venture partners (approximately $8.8 million) and/or applicable construction loans (approximately $285.0 million).

Real Estate Technology Fund Commitments

We have entered into, and may continue in the future to enter into, real estate technology fund investments.  At March 31, 2022, the Company has invested in 10 real estate technology investment funds with remaining commitments of approximately $27.0 million.

Contingencies

Litigation and Legal Matters

The Company, as an owner of real estate, is subject to various federal, state and local laws.  Compliance by the Company with existing laws has not had a material adverse effect on the Company.  However, the Company cannot predict the impact of new or changed laws or regulations on its current properties or on properties that it may acquire in the future.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  While the Company does maintain a non-residential presence, it accounts for approximately 3.8% of total revenues for the quarter ended March 31, 2022 and is designed as an amenity for our residential residents.  The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis.  The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2022 and 2021, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the quarters ended March 31, 2022 and 2021, respectively (amounts in thousands):

	Quarter Ended March 31,
	2022	2021
Rental income	$653,348	$597,602
Property and maintenance expense	(124,874)	(117,054)
Real estate taxes and insurance expense	(100,688)	(103,470)
Total operating expenses	(225,562)	(220,524)
Net operating income	$427,786	$377,078

The following tables present NOI from our rental real estate for each segment for the quarters ended March 31, 2022 and 2021, respectively, as well as total assets and capital expenditures at March 31, 2022 (amounts in thousands):

	Quarter Ended March 31, 2022			Quarter Ended March 31, 2021
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$115,353	$36,775	$78,578	$106,418	$35,693	$70,725
Orange County	28,767	6,425	22,342	25,841	6,314	19,527
San Diego	20,940	4,929	16,011	18,740	4,633	14,107
Subtotal - Southern California	165,060	48,129	116,931	150,999	46,640	104,359

San Francisco	102,440	32,119	70,321	96,728	30,985	65,743
Washington D.C.	100,472	33,901	66,571	97,487	32,607	64,880
New York	110,086	53,071	57,015	98,034	51,854	46,180
Seattle	67,127	19,325	47,802	63,848	20,436	43,412
Boston	62,594	20,438	42,156	57,312	19,547	37,765
Denver	10,578	3,008	7,570	9,344	2,821	6,523
Total same store	618,357	209,991	408,366	573,752	204,890	368,862

Non-same store/other (2) (3)
Non-same store	34,694	14,182	20,512	1	58	(57)
Other (3)	297	1,389	(1,092)	23,849	15,576	8,273
Total non-same store/other	34,991	15,571	19,420	23,850	15,634	8,216

Totals	$653,348	$225,562	$427,786	$597,602	$220,524	$377,078

(1)

For the quarters ended March 31, 2022 and 2021, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2021, less properties subsequently sold, which represented 74,675 apartment units.

(2)	For the quarters ended March 31, 2022 and 2021, non-same store primarily includes properties acquired after January 1, 2021, plus any properties in lease-up and not stabilized as of January 1, 2021.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended March 31, 2022
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,773,359	$6,880
Orange County	367,316	919
San Diego	230,718	849
Subtotal - Southern California	3,371,393	8,648

San Francisco	3,165,308	5,330
Washington D.C.	3,149,802	5,681
New York	3,851,201	6,232
Seattle	2,123,848	2,867
Boston	1,724,548	4,034
Denver	487,546	208
Total same store	17,873,646	33,000

Non-same store/other (2) (3)
Non-same store	2,413,693	2,274
Other (3)	542,898	11
Total non-same store/other	2,956,591	2,285

Totals	$20,830,237	$35,285

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2021, less properties subsequently sold, which represented 74,675 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2021, plus any properties in lease-up and not stabilized as of January 1, 2021.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.

14.	Subsequent Events

Subsequent to March 31, 2022, the Company:

•	Sold one property consisting of 354 apartment units for approximately $265.7 million; and
•	Acquired a third-party joint venture partner’s 25% interest in a consolidated operating property for approximately $32.2 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.  In addition, please refer to the Definitions section below for various capitalized terms not immediately defined in this Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

Forward-looking statements are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  These statements are based on current expectations, estimates, projections and assumptions made by management.  While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements.  Many of these uncertainties and risks are difficult to predict and beyond management’s control, such as the current novel coronavirus (“COVID-19”) pandemic.  Forward-looking statements are not guarantees of future performance, results or events.  The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements.

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

Additional factors that might cause such differences are discussed in Part I of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021, particularly those under Item 1A, Risk Factors.

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

EQR is the general partner of, and as of March 31, 2022 owned an approximate 96.7% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Business Objectives and Operating and Investing Strategies

The Company’s and the Operating Partnership’s overall business objectives and operating and investing strategies have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

2022 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the quarter ended March 31, 2022:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2021	310	80,407
Acquisitions:
Consolidated Rental Properties	1	172	$113,000	3.5%
Configuration Changes	—	2
3/31/2022	311	80,581

Real Estate Transaction Highlights

•	The Company acquired one operating property in the first quarter of 2022, a 172-unit apartment property located in San Diego for a purchase price of $113.0 million;
•

The Company did not sell any properties during the first quarter of 2022, but subsequent to March 31, 2022, the Company sold a 354-unit apartment property located in New York City for approximately $265.7 million; and

•	The Company spent approximately $41.9 million during the quarter ended March 31, 2022, primarily for consolidated and unconsolidated development projects.

See Notes 4 and 14 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

Comparison of the quarter ended March 31, 2022 to the quarter ended March 31, 2021

The following table presents a reconciliation of diluted earnings per share/unit for the quarter ended March 31, 2022 as compared to the same period in 2021:

Quarter Ended March 31
Diluted earnings per share/unit for period ended 2021	$0.15
Property NOI	0.12
Interest expense	(0.02)
Depreciation expense	(0.06)
Diluted earnings per share/unit for period ended 2022	$0.19

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Quarter Ended March 31,
	2022	2021	$ Change	% Change
Operating income	$149,738	$135,560	$14,178	10.5%
Adjustments:
Property management	30,747	26,130	4,617	17.7%
General and administrative	17,238	15,383	1,855	12.1%
Depreciation	229,961	199,962	29,999	15.0%
Net (gain) loss on sales of real estate properties	102	43	59	137.2%
Total NOI	$427,786	$377,078	$50,708	13.4%
Rental income:
Same store	$618,357	$573,752	$44,605	7.8%
Non-same store/other	34,991	23,850	11,141	46.7%
Total rental income	653,348	597,602	55,746	9.3%
Operating expenses:
Same store	209,991	204,890	5,101	2.5%
Non-same store/other	15,571	15,634	(63)	(0.4)%
Total operating expenses	225,562	220,524	5,038	2.3%
NOI:
Same store	408,366	368,862	39,504	10.7%
Non-same store/other	19,420	8,216	11,204	136.4%
Total NOI	$427,786	$377,078	$50,708	13.4%

Note: See Note 13 in the Notes to Consolidated Financial Statements for detail by reportable segment/market.  Non-same store/other NOI results consist primarily of properties acquired in calendar years 2021 and 2022, operations from the Company’s development properties and operations prior to disposition from 2021 sold properties.

•	The increase in same store rental income is primarily driven by strong Physical Occupancy and significant growth in pricing.
•	The increase in same store operating expenses is due primarily to:
•	Utilities – A $3.7 million increase primarily from gas and electric due to higher commodity prices;
•	Repairs and maintenance – A $1.5 million increase primarily driven by volume and timing of maintenance repairs along with increases in minimum wage on contracted services; and
•	On-site payroll – A $1.4 million decrease due to improved sales and service staff utilization from various technology initiatives and higher than usual staffing vacancies during the current period.
•

The increase in non-same store/other NOI is due primarily to a positive impact of higher NOI from properties acquired during 2021 and 2022 of $17.0 million and higher NOI from development properties in lease-up of $2.4 million, partially offset by a negative impact of lost NOI from 2021 dispositions of $12.3 million and a negative impact of lower NOI from one former master-leased property of $0.6 million.

•

The increase in consolidated total NOI is primarily a result of the Company’s higher NOI from same store properties, largely due to improvement in same store revenues as noted above.  Operating expense growth remains modest due to a combination of continued success in managing controllable expenses and modest growth in real estate tax expense (increased by only $0.5 million), leading to 10.7% same store NOI growth for the quarter ended March 31, 2022 as compared to the same period in 2021.

See the Same Store Results section below for additional discussion of those results.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. These expenses increased approximately $4.6 million or 17.7% during the quarter ended March 31, 2022 as compared to the prior year period.  This increase is primarily attributable to increases in payroll-related costs, training/conference costs and information technology-related costs.  A portion of these costs are associated with the various operating initiatives such as sales-focused improvements and service enhancements that facilitate lower onsite expense growth.

General and administrative expenses, which includes corporate operating expenses, increased approximately $1.9 million or 12.1% during the quarter ended March 31, 2022 as compared to the prior year period, primarily due to increases in payroll-related costs, legal and professional fees and training/conference costs.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $30.0 million or 15.0% during the quarter ended March 31, 2022 as compared to the prior year period, primarily as a result of additional depreciation expense on properties acquired in 2021 and 2022 and development properties placed in service during 2021, partially offset by lower depreciation from properties sold in 2021.

Interest and other income increased approximately $3.3 million during the quarter ended March 31, 2022 as compared to the prior year period.  The increase is primarily due to a gain of $2.1 million on the sale of various investment securities and $1.2 million of litigation settlement proceeds that occurred during 2022 but not during 2021.

Other expenses decreased approximately $1.1 million or 25.6% during the quarter ended March 31, 2022 as compared to the prior year period, primarily due to a $1.5 million decline in construction defect and litigation reserves recorded between 2022 and 2021.

Interest expense, including amortization of deferred financing costs, increased approximately $5.3 million or 7.7% for the quarter ended March 31, 2022 as compared to the prior year period.  The increase is primarily due to higher overall debt balances outstanding as compared to the prior year period, higher overall interest rates and lower capitalized interest.  The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the quarter ended March 31, 2022 was 3.65% as compared to 3.60% for the prior year period.  The Company capitalized interest of approximately $1.0 million and $3.8 million during the quarters ended March 31, 2022 and 2021, respectively.

Same Store Results

Properties that the Company owned and were stabilized for all of both of the quarters ended March 31, 2022 and 2021 (the “First Quarter 2022 Same Store Properties”), which represented 74,675 apartment units, drove the Company’s results of operations.  Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

The following table provides comparative total same store results and statistics for the First Quarter 2022 Same Store Properties:

First Quarter 2022 vs. First Quarter 2021

Same Store Results/Statistics Including 74,675 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

First Quarter 2022							First Quarter 2021
	Residential	% Change	Non- Residential	% Change	Total	% Change		Residential	Non- Residential	Total
Revenues	$595,325	7.8%	$23,032	6.4%	$618,357	7.8%	Revenues	$552,111	$21,641	$573,752
Expenses	$203,752	2.5%	$6,239	2.2%	$209,991	2.5%	Expenses	$198,784	$6,106	$204,890
NOI	$391,573	10.8%	$16,793	8.1%	$408,366	10.7%	NOI	$353,327	$15,535	$368,862

Average Rental Rate	$2,757	6.2%					Average Rental Rate	$2,597
Physical Occupancy	96.4%	1.4%					Physical Occupancy	95.0%
Turnover	8.7%	(1.3%)					Turnover	10.0%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

The following table provides results and statistics related to our Residential same store operations for the quarters ended March 31, 2022 and 2021:

First Quarter 2022 vs. First Quarter 2021

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	Q1 2022 % of Actual NOI	Q1 2022 Average Rental Rate	Q1 2022 Weighted Average Physical Occupancy %	Q1 2022 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	15,259	19.9%	$2,584	96.7%	8.3%	7.6%	0.9%	(1.6%)
Orange County	4,028	5.7%	2,450	97.1%	6.3%	11.1%	0.1%	(1.5%)
San Diego	2,706	4.1%	2,662	96.9%	8.9%	12.1%	(0.3%)	(1.6%)
Subtotal – Southern California	21,993	29.7%	2,569	96.8%	8.0%	8.8%	0.6%	(1.6%)

San Francisco	11,630	17.7%	3,004	96.4%	9.5%	2.9%	2.8%	(2.2%)
Washington D.C.	14,322	16.6%	2,371	96.9%	8.2%	2.0%	1.0%	(1.4%)
New York	9,345	13.0%	3,741	97.0%	8.2%	6.8%	5.7%	(0.1%)
Seattle	9,331	11.4%	2,385	94.6%	11.5%	6.2%	(1.0%)	0.3%
Boston	6,430	9.7%	3,054	95.9%	7.6%	7.0%	0.6%	(1.3%)
Denver	1,624	1.9%	2,207	97.4%	10.5%	11.2%	1.3%	(1.8%)

Total	74,675	100.0%	$2,757	96.4%	8.7%	6.2%	1.4%	(1.3%)

Note: The above table reflects Residential same store results only.  Residential operations account for approximately 96.2% of total revenues for the quarter ended March 31, 2022.

Strong demand for our apartments in all of our markets has led to high Physical Occupancy, increased pricing power and a material reduction in Leasing Concessions.  Key operating drivers for this performance during 2022 include:

•

Pricing – There has been significant growth in pricing (net of Leasing Concessions) compared to the same period of 2021 across all of our markets. The use of Leasing Concessions has also declined significantly from its peak in February 2021, outside of some elevated use in Seattle during the first quarter of 2022.

•	Physical Occupancy – Physical Occupancy of 96.4% for the first quarter of 2022 remained strong, exceeding first quarter of 2021 levels and contributing to growth in Same Store Residential Revenues.
•

Percentage of Residents Renewing and Turnover – Our continued strategy of focusing on resident renewals delivered strong results.  We reported Turnover of 8.7% for the first quarter of 2022, the lowest in the Company’s history, reflecting a strong trend of historically high resident retention.  Results have been positive to date with the Percentage of Residents Renewing of 60% for the first quarter of 2022.

Same Store Residential Revenues in the first quarter of 2022 were impacted by higher than expected delinquency in Southern California caused by residents that were previously in good standing failing to pay their rent as they applied for funds under the California rental assistance program as it was expanded and extended into 2022.  The Company continues to actively pursue payment and is seeing early signs of improved resident payment behavior in April 2022 following the expiration of the program’s eligibility period on March 31, 2022.

Liquidity and Capital Resources

With approximately $2.4 billion in readily available liquidity, a strong balance sheet, limited near-term maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and opportunities.  See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the quarters ended March 31, 2022 and 2021 (amounts in thousands):

	Quarter Ended March 31,
	2022	2021
Cash flow provided by (used for):
Operating activities	$368,056	$346,053
Investing activities	$(197,037)	$(126,345)
Financing activities	$(419,555)	$(221,600)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the quarter ended March 31, 2022.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties.  Cash provided by operating activities for the quarter ended March 31, 2022 as compared to the prior year period, increased by approximately $22.0 million as a direct result of the NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend, capital expenditures and unconsolidated joint venture activity.  For the quarter ended March 31, 2022, key drivers were:

•	Acquired one consolidated rental property for approximately $113.0 million in cash;
•	Invested $24.3 million primarily in development projects;
•	Invested $35.3 million in capital expenditures to real estate; and
•

Invested $24.9 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders and other Common Share activity.  For the quarter ended March 31, 2022, key drivers were:

•

Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $15.3 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis); and

•

Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $250.8 million.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of March 31, 2022 and December 31, 2021 (amounts in thousands):

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$41,140	$123,832
Restricted deposits	$70,560	$236,404
Unsecured revolving credit facility availability	$2,366,493	$2,181,372

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

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of April 22, 2022 (amounts in thousands):

April 22, 2022
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(50,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,507)
Unsecured revolving credit facility availability	$2,446,493

Dividend Policy

The Company declared a dividend/distribution for the first quarter of 2022 of $0.625 per share/unit, an annualized increase of 3.7% over the amount paid in 2021.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in April 2022 amounted to $242.6 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended March 31, 2022.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions.  The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high.  The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $28.4 billion in investment in real estate on the Company’s balance sheet at March 31, 2022, $24.6 billion or 86.4% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of March 31, 2022 is as follows:

Debt Summary as of March 31, 2022

($ in thousands)

	Debt Balances	% of Total
Secured	$2,193,199	26.9%
Unsecured	5,966,952	73.1%
Total	$8,160,151	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,895,251	23.2%
Unsecured – Public	5,836,957	71.5%
Fixed Rate Debt	7,732,208	94.7%
Floating Rate Debt:
Secured – Conventional	62,767	0.8%
Secured – Tax Exempt	235,181	2.9%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	129,995	1.6%
Floating Rate Debt	427,943	5.3%
Total	$8,160,151	100.0%

The Company’s long-term financing and capital needs have not changed materially from the information included in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2021.

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

•	Leasing Concessions – Reflects upfront discounts on both new move-in and renewal leases on a straight-line basis.
•	Non-Residential – Consists of revenues and expenses from retail and public parking garage operations.
•	Non-Same Store Properties – For annual comparisons, primarily includes all properties acquired during 2021 and 2022, plus any properties in lease-up and not stabilized as of January 1, 2021.
•	Percentage of Residents Renewing – Leases renewed expressed as a percentage of total renewal offers extended during the reporting period.
•	Physical Occupancy – The weighted average occupied apartment units for the reporting period divided by the average of total apartment units available for rent for the reporting period.
•	Residential – Consists of multifamily apartment revenues and expenses.
•

Same Store Properties – For annual comparisons, primarily includes all properties acquired or completed that are stabilized prior to January 1, 2021, less properties subsequently sold.  Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.

•	Same Store Residential Revenues – Revenues from our same store properties presented on a GAAP basis which reflects the impact of Leasing Concessions on a straight-line basis.
•	Turnover – Total Residential move-outs (including inter-property and intra-property transfers) divided by total Residential apartment units.

Critical Accounting Policies and Estimates

The Company’s and the Operating Partnership’s critical accounting policies and estimates have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the quarters ended March 31, 2022 and 2021:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Quarter Ended March 31,
	2022	2021
Net income	$73,798	$60,364
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(639)	(682)
Preferred/preference distributions	(772)	(773)
Net income available to Common Shares and Units / Units	72,387	58,909
Adjustments:
Depreciation	229,961	199,962
Depreciation – Non-real estate additions	(1,052)	(1,100)
Depreciation – Partially Owned Properties	(893)	(828)
Depreciation – Unconsolidated Properties	620	617
Net (gain) loss on sales of unconsolidated entities - operating assets	(9)	(4)
Net (gain) loss on sales of real estate properties	102	43
FFO available to Common Shares and Units / Units (1) (3) (4)	301,116	257,599
Adjustments:
Impairment – non-operating assets	—	—
Write-off of pursuit costs	1,463	1,331
Debt extinguishment and preferred share redemption (gains) losses	—	264
Non-operating asset (gains) losses	(1,642)	854
Other miscellaneous items	(371)	2,242
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$300,566	$262,290

FFO (1) (3)	$301,888	$258,372
Preferred/preference distributions	(772)	(773)
FFO available to Common Shares and Units / Units (1) (3) (4)	$301,116	$257,599

Normalized FFO (2) (3)	$301,338	$263,063
Preferred/preference distributions	(772)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$300,566	$262,290

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s and the Operating Partnership’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.  See Note 10 in the Notes to Consolidated Financial Statements for additional discussion of fair value measurements.

Item 4.  Controls and Procedures

Equity Residential

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2022, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of March 31, 2022, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2022, EQR issued 6,756 Common Shares in exchange for 6,756 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

Exhibit	Description	Location
10.1	Form of 2022 Long-Term Incentive Plan Award Agreement.	Attached herein.

31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

Date:	April 29, 2022	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2022	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	April 29, 2022	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2022	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)