Form 10-Q
period 2022-06-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2022-07-29
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 22, 2022 was 376,118,260.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2022 of Equity Residential and ERP Operating Limited Partnership.  Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership.  References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP.  References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.  The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of June 30, 2022 owned an approximate 96.7% ownership interest in, ERPOP.  The remaining 3.3% interest is owned by limited partners.  As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management.  Management operates the Company and the Operating Partnership as one business.  The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Land	$5,733,412	$5,814,790
Depreciable property	22,443,313	22,370,811
Projects under development	65,161	24,307
Land held for development	59,573	62,998
Investment in real estate	28,301,459	28,272,906
Accumulated depreciation	(8,740,806)	(8,354,282)
Investment in real estate, net	19,560,653	19,918,624
Investments in unconsolidated entities	169,272	127,448
Cash and cash equivalents	45,010	123,832
Restricted deposits	73,641	236,404
Right-of-use assets	468,834	474,713
Other assets	256,935	288,220
Total assets	$20,574,345	$21,169,241

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,944,404	$2,191,201
Notes, net	5,838,693	5,835,222
Line of credit and commercial paper	184,946	315,030
Accounts payable and accrued expenses	119,402	107,013
Accrued interest payable	69,037	69,510
Lease liabilities	310,513	312,335
Other liabilities	292,205	353,102
Security deposits	69,609	66,141
Distributions payable	242,667	233,502
Total liabilities	9,071,476	9,483,056

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	398,188	498,977
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of June 30, 2022 and December 31, 2021	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 376,118,433 shares issued and outstanding as of June 30, 2022 and 375,527,195 shares issued and outstanding as of December 31, 2021	3,761	3,755
Paid in capital	9,229,738	9,121,122
Retained earnings	1,649,960	1,827,063
Accumulated other comprehensive income (loss)	(30,650)	(34,272)
Total shareholders’ equity	10,890,089	10,954,948
Noncontrolling Interests:
Operating Partnership	216,326	214,094
Partially Owned Properties	(1,734)	18,166
Total Noncontrolling Interests	214,592	232,260
Total equity	11,104,681	11,187,208
Total liabilities and equity	$20,574,345	$21,169,241

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2022	2021	2022	2021
REVENUES
Rental income	$1,340,378	$1,195,661	$687,030	$598,059

EXPENSES
Property and maintenance	241,229	224,800	116,355	107,746
Real estate taxes and insurance	202,538	200,871	101,850	97,401
Property management	57,306	50,585	26,559	24,455
General and administrative	33,661	30,061	16,423	14,678
Depreciation	453,767	400,635	223,806	200,673
Total expenses	988,501	906,952	484,993	444,953

Net gain (loss) on sales of real estate properties	107,795	223,695	107,897	223,738

Operating income	459,672	512,404	309,934	376,844

Interest and other income	4,124	24,320	596	24,104
Other expenses	(5,436)	(7,452)	(2,380)	(3,342)
Interest:
Expense incurred, net	(144,681)	(134,482)	(71,889)	(67,124)
Amortization of deferred financing costs	(4,201)	(4,124)	(2,124)	(1,939)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	309,478	390,666	234,137	328,543
Income and other tax (expense) benefit	(573)	(395)	(291)	(242)
Income (loss) from investments in unconsolidated entities	(2,429)	(1,872)	(1,168)	(261)
Net gain (loss) on sales of land parcels	—	5	—	—
Net income	306,476	388,404	232,678	328,040
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(10,027)	(13,056)	(7,633)	(10,913)
Partially Owned Properties	(1,583)	(1,423)	(944)	(741)
Net income attributable to controlling interests	294,866	373,925	224,101	316,386
Preferred distributions	(1,545)	(1,545)	(773)	(772)
Net income available to Common Shares	$293,321	$372,380	$223,328	$315,614

Earnings per share – basic:
Net income available to Common Shares	$0.78	$1.00	$0.59	$0.84
Weighted average Common Shares outstanding	375,640	373,050	375,769	373,812

Earnings per share – diluted:
Net income available to Common Shares	$0.78	$1.00	$0.59	$0.84
Weighted average Common Shares outstanding	389,463	387,367	389,363	387,820

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2022	2021	2022	2021
Comprehensive income:
Net income	$306,476	$388,404	$232,678	$328,040
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,259)	—	(1,259)	—
Losses reclassified into earnings from other comprehensive income	4,881	4,637	2,456	2,334
Other comprehensive income (loss)	3,622	4,637	1,197	2,334
Comprehensive income	310,098	393,041	233,875	330,374
Comprehensive (income) attributable to Noncontrolling Interests	(11,730)	(14,641)	(8,617)	(11,732)
Comprehensive income attributable to controlling interests	$298,368	$378,400	$225,258	$318,642

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$306,476	$388,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	453,767	400,635
Amortization of deferred financing costs	4,201	4,124
Amortization of above/below market lease intangibles	—	(154)
Amortization of discounts and premiums on debt	2,891	2,593
Amortization of deferred settlements on derivative instruments	4,875	4,631
Amortization of right-of-use assets	6,103	7,308
Write-off of pursuit costs	2,515	2,647
(Income) loss from investments in unconsolidated entities	2,429	1,872
Distributions from unconsolidated entities – return on capital	164	—
Net (gain) loss on sales of real estate properties	(107,795)	(223,695)
Net (gain) loss on sales of land parcels	—	(5)
Realized (gain) loss on sale of investment securities	(2,064)	(23,432)
Compensation paid with Company Common Shares	18,600	16,077
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,096)	(4,462)
Increase (decrease) in accounts payable and accrued expenses	22,615	6,514
Increase (decrease) in accrued interest payable	(473)	(82)
Increase (decrease) in lease liabilities	(817)	(3,211)
Increase (decrease) in other liabilities	(23,985)	(5,387)
Increase (decrease) in security deposits	3,468	1,748
Net cash provided by operating activities	690,874	576,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(113,046)	(281,426)
Investment in real estate – development/other	(55,491)	(125,156)
Capital expenditures to real estate	(83,304)	(66,443)
Non-real estate capital additions	(981)	(1,042)
Interest capitalized for real estate and unconsolidated entities under development	(2,267)	(8,176)
Proceeds from disposition of real estate, net	255,922	406,922
Investments in unconsolidated entities – development/other	(48,577)	(4,491)
Distributions from unconsolidated entities – return of capital	9	4
Purchase of investment securities and other investments	(1,034)	(166,945)
Proceeds from sale of investment securities	3,434	191,398
Net cash provided by (used for) investing activities	(45,335)	(55,355)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(228)	$(362)
Mortgage notes payable, net:
Proceeds	14,586	47,759
Lump sum payoffs	(260,874)	(59,880)
Scheduled principal repayments	(2,985)	(3,713)
Line of credit and commercial paper:
Commercial paper proceeds	2,836,037	2,819,940
Commercial paper repayments	(2,966,121)	(2,603,000)
Finance ground lease principal payments	(1,229)	(232)
Proceeds from Employee Share Purchase Plan (ESPP)	2,378	2,667
Proceeds from exercise of options	18,928	39,623
Payment of offering costs	(487)	—
Other financing activities, net	(31)	(31)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(32,178)	—
Contributions – Noncontrolling Interests – Partially Owned Properties	603	—
Contributions – Noncontrolling Interests – Operating Partnership	1	—
Distributions:
Common Shares	(461,605)	(448,983)
Preferred Shares	(1,545)	(1,545)
Noncontrolling Interests – Operating Partnership	(15,142)	(16,540)
Noncontrolling Interests – Partially Owned Properties	(17,232)	(3,700)
Net cash provided by (used for) financing activities	(887,124)	(227,997)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(241,585)	292,773
Cash and cash equivalents and restricted deposits, beginning of period	360,236	99,728
Cash and cash equivalents and restricted deposits, end of period	$118,651	$392,501

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$45,010	$39,492
Restricted deposits	73,641	353,009
Total cash and cash equivalents and restricted deposits, end of period	$118,651	$392,501

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$136,787	$126,742
Net cash paid (received) for income and other taxes	$687	$888
Amortization of deferred financing costs:
Investment in real estate, net	$(253)	$(100)
Other assets	$1,170	$1,169
Mortgage notes payable, net	$1,159	$1,139
Notes, net	$2,125	$1,916
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,545	$1,374
Notes, net	$1,346	$1,219
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(6)
Accumulated other comprehensive income	$4,881	$4,637
Write-off of pursuit costs:
Investment in real estate, net	$761	$2,314
Investments in unconsolidated entities	$1,637	$—
Other assets	$117	$317
Accounts payable and accrued expenses	$—	$16
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,797	$1,216
Other liabilities	$632	$656
Realized/unrealized (gain) loss on derivative instruments:
Other liabilities	$1,259	$—
Accumulated other comprehensive income	$(1,259)	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(675)	$(8,176)
Investments in unconsolidated entities	$(1,592)	$—
Investments in unconsolidated entities – other:
Investments in unconsolidated entities	$(47,887)	$(3,231)
Other liabilities	$(690)	$(1,260)
Debt financing costs:
Other assets	$—	$(44)
Mortgage notes payable, net	$(228)	$(318)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(224)	$11,308
Lease liabilities	$224	$(11,308)
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$4,048	$1,429
Other assets	$(4,048)	$(1,429)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2022	2021	2022	2021
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,755	$3,723	$3,760	$3,729
Conversion of OP Units into Common Shares	—	11	—	11
Exercise of share options	4	8	1	3
Employee Share Purchase Plan (ESPP)	—	1	—	1
Share-based employee compensation expense:
Restricted shares	2	1	—	—
Balance, end of period	$3,761	$3,744	$3,761	$3,744
PAID IN CAPITAL
Balance, beginning of period	$9,121,122	$9,128,599	$9,142,969	$9,083,346
Common Share Issuance:
Conversion of OP Units into Common Shares	1,484	66,649	1,310	66,649
Exercise of share options	18,924	39,615	4,583	16,738
Employee Share Purchase Plan (ESPP)	2,378	2,666	1,409	935
Share-based employee compensation expense:
Restricted shares	7,359	4,813	3,750	2,540
Share options	1,390	1,976	514	988
ESPP discount	420	633	249	189
Offering costs	(487)	—	(373)	—
Supplemental Executive Retirement Plan (SERP)	(269)	(2,057)	(106)	(828)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(27,355)	—	(27,355)	—
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	98,140	(101,966)	97,201	(29,010)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	6,632	(30,807)	5,587	(31,426)
Balance, end of period	$9,229,738	$9,110,121	$9,229,738	$9,110,121
RETAINED EARNINGS
Balance, beginning of period	$1,827,063	$1,399,715	$1,661,705	$1,231,808
Net income attributable to controlling interests	294,866	373,925	224,101	316,386
Common Share distributions	(470,424)	(450,220)	(235,073)	(225,547)
Preferred Share distributions	(1,545)	(1,545)	(773)	(772)
Balance, end of period	$1,649,960	$1,321,875	$1,649,960	$1,321,875
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(34,272)	$(43,666)	$(31,847)	$(41,363)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,259)	—	(1,259)	—
Losses reclassified into earnings from other comprehensive income	4,881	4,637	2,456	2,334
Balance, end of period	$(30,650)	$(39,029)	$(30,650)	$(39,029)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$1.25	$1.205	$0.625	$0.6025

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2022	2021	2022	2021
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$214,094	$233,162	$217,451	$234,969
Issuance of restricted units to Noncontrolling Interests	1	—	—	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(1,484)	(66,660)	(1,310)	(66,660)
Equity compensation associated with Noncontrolling Interests	13,159	10,531	5,361	4,043
Net income attributable to Noncontrolling Interests	10,027	13,056	7,633	10,913
Distributions to Noncontrolling Interests	(15,488)	(15,999)	(7,593)	(7,410)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	2,649	794	371	(1,590)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(6,632)	30,807	(5,587)	31,426
Balance, end of period	$216,326	$205,691	$216,326	$205,691
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$18,166	$4,673	$3,415	$2,472
Net income attributable to Noncontrolling Interests	1,583	1,423	944	741
Contributions by Noncontrolling Interests	603	—	157	—
Distributions to Noncontrolling Interests	(17,263)	(3,731)	(1,427)	(848)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(4,823)	—	(4,823)	—
Balance, end of period	$(1,734)	$2,365	$(1,734)	$2,365

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30,	December 31,
	2022	2021
ASSETS
Land	$5,733,412	$5,814,790
Depreciable property	22,443,313	22,370,811
Projects under development	65,161	24,307
Land held for development	59,573	62,998
Investment in real estate	28,301,459	28,272,906
Accumulated depreciation	(8,740,806)	(8,354,282)
Investment in real estate, net	19,560,653	19,918,624
Investments in unconsolidated entities	169,272	127,448
Cash and cash equivalents	45,010	123,832
Restricted deposits	73,641	236,404
Right-of-use assets	468,834	474,713
Other assets	256,935	288,220
Total assets	$20,574,345	$21,169,241

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,944,404	$2,191,201
Notes, net	5,838,693	5,835,222
Line of credit and commercial paper	184,946	315,030
Accounts payable and accrued expenses	119,402	107,013
Accrued interest payable	69,037	69,510
Lease liabilities	310,513	312,335
Other liabilities	292,205	353,102
Security deposits	69,609	66,141
Distributions payable	242,667	233,502
Total liabilities	9,071,476	9,483,056

Commitments and contingencies

Redeemable Limited Partners	398,188	498,977
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,883,459	10,951,940
Limited Partners	216,326	214,094
Accumulated other comprehensive income (loss)	(30,650)	(34,272)
Total partners’ capital	11,106,415	11,169,042
Noncontrolling Interests – Partially Owned Properties	(1,734)	18,166
Total capital	11,104,681	11,187,208
Total liabilities and capital	$20,574,345	$21,169,241

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2022	2021	2022	2021
REVENUES
Rental income	$1,340,378	$1,195,661	$687,030	$598,059

EXPENSES
Property and maintenance	241,229	224,800	116,355	107,746
Real estate taxes and insurance	202,538	200,871	101,850	97,401
Property management	57,306	50,585	26,559	24,455
General and administrative	33,661	30,061	16,423	14,678
Depreciation	453,767	400,635	223,806	200,673
Total expenses	988,501	906,952	484,993	444,953

Net gain (loss) on sales of real estate properties	107,795	223,695	107,897	223,738

Operating income	459,672	512,404	309,934	376,844

Interest and other income	4,124	24,320	596	24,104
Other expenses	(5,436)	(7,452)	(2,380)	(3,342)
Interest:
Expense incurred, net	(144,681)	(134,482)	(71,889)	(67,124)
Amortization of deferred financing costs	(4,201)	(4,124)	(2,124)	(1,939)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	309,478	390,666	234,137	328,543
Income and other tax (expense) benefit	(573)	(395)	(291)	(242)
Income (loss) from investments in unconsolidated entities	(2,429)	(1,872)	(1,168)	(261)
Net gain (loss) on sales of land parcels	—	5	—	—
Net income	306,476	388,404	232,678	328,040
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,583)	(1,423)	(944)	(741)
Net income attributable to controlling interests	$304,893	$386,981	$231,734	$327,299
ALLOCATION OF NET INCOME:
Preference Units	$1,545	$1,545	$773	$772

General Partner	$293,321	$372,380	$223,328	$315,614
Limited Partners	10,027	13,056	7,633	10,913
Net income available to Units	$303,348	$385,436	$230,961	$326,527

Earnings per Unit – basic:
Net income available to Units	$0.78	$1.00	$0.59	$0.84
Weighted average Units outstanding	387,531	385,594	387,664	385,856

Earnings per Unit – diluted:
Net income available to Units	$0.78	$1.00	$0.59	$0.84
Weighted average Units outstanding	389,463	387,367	389,363	387,820

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2022	2021	2022	2021
Comprehensive income:
Net income	$306,476	$388,404	$232,678	$328,040
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,259)	—	(1,259)	—
Losses reclassified into earnings from other comprehensive income	4,881	4,637	2,456	2,334
Other comprehensive income (loss)	3,622	4,637	1,197	2,334
Comprehensive income	310,098	393,041	233,875	330,374
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,583)	(1,423)	(944)	(741)
Comprehensive income attributable to controlling interests	$308,515	$391,618	$232,931	$329,633

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$306,476	$388,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	453,767	400,635
Amortization of deferred financing costs	4,201	4,124
Amortization of above/below market lease intangibles	—	(154)
Amortization of discounts and premiums on debt	2,891	2,593
Amortization of deferred settlements on derivative instruments	4,875	4,631
Amortization of right-of-use assets	6,103	7,308
Write-off of pursuit costs	2,515	2,647
(Income) loss from investments in unconsolidated entities	2,429	1,872
Distributions from unconsolidated entities – return on capital	164	—
Net (gain) loss on sales of real estate properties	(107,795)	(223,695)
Net (gain) loss on sales of land parcels	—	(5)
Realized (gain) loss on sale of investment securities	(2,064)	(23,432)
Compensation paid with Company Common Shares	18,600	16,077
Changes in assets and liabilities:
(Increase) decrease in other assets	(2,096)	(4,462)
Increase (decrease) in accounts payable and accrued expenses	22,615	6,514
Increase (decrease) in accrued interest payable	(473)	(82)
Increase (decrease) in lease liabilities	(817)	(3,211)
Increase (decrease) in other liabilities	(23,985)	(5,387)
Increase (decrease) in security deposits	3,468	1,748
Net cash provided by operating activities	690,874	576,125
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(113,046)	(281,426)
Investment in real estate – development/other	(55,491)	(125,156)
Capital expenditures to real estate	(83,304)	(66,443)
Non-real estate capital additions	(981)	(1,042)
Interest capitalized for real estate and unconsolidated entities under development	(2,267)	(8,176)
Proceeds from disposition of real estate, net	255,922	406,922
Investments in unconsolidated entities – development/other	(48,577)	(4,491)
Distributions from unconsolidated entities – return of capital	9	4
Purchase of investment securities and other investments	(1,034)	(166,945)
Proceeds from sale of investment securities	3,434	191,398
Net cash provided by (used for) investing activities	(45,335)	(55,355)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(228)	$(362)
Mortgage notes payable, net:
Proceeds	14,586	47,759
Lump sum payoffs	(260,874)	(59,880)
Scheduled principal repayments	(2,985)	(3,713)
Line of credit and commercial paper:
Commercial paper proceeds	2,836,037	2,819,940
Commercial paper repayments	(2,966,121)	(2,603,000)
Finance ground lease principal payments	(1,229)	(232)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	2,378	2,667
Proceeds from exercise of EQR options	18,928	39,623
Payment of offering costs	(487)	—
Other financing activities, net	(31)	(31)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(32,178)	—
Contributions – Noncontrolling Interests – Partially Owned Properties	603	—
Contributions – Limited Partners	1	—
Distributions:
OP Units – General Partner	(461,605)	(448,983)
Preference Units	(1,545)	(1,545)
OP Units – Limited Partners	(15,142)	(16,540)
Noncontrolling Interests – Partially Owned Properties	(17,232)	(3,700)
Net cash provided by (used for) financing activities	(887,124)	(227,997)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(241,585)	292,773
Cash and cash equivalents and restricted deposits, beginning of period	360,236	99,728
Cash and cash equivalents and restricted deposits, end of period	$118,651	$392,501

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$45,010	$39,492
Restricted deposits	73,641	353,009
Total cash and cash equivalents and restricted deposits, end of period	$118,651	$392,501

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$136,787	$126,742
Net cash paid (received) for income and other taxes	$687	$888
Amortization of deferred financing costs:
Investment in real estate, net	$(253)	$(100)
Other assets	$1,170	$1,169
Mortgage notes payable, net	$1,159	$1,139
Notes, net	$2,125	$1,916
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,545	$1,374
Notes, net	$1,346	$1,219
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(6)
Accumulated other comprehensive income	$4,881	$4,637
Write-off of pursuit costs:
Investment in real estate, net	$761	$2,314
Investments in unconsolidated entities	$1,637	$—
Other assets	$117	$317
Accounts payable and accrued expenses	$—	$16
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,797	$1,216
Other liabilities	$632	$656
Realized/unrealized (gain) loss on derivative instruments:
Other liabilities	$1,259	$—
Accumulated other comprehensive income	$(1,259)	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(675)	$(8,176)
Investments in unconsolidated entities	$(1,592)	$—
Investments in unconsolidated entities – other:
Investments in unconsolidated entities	$(47,887)	$(3,231)
Other liabilities	$(690)	$(1,260)
Debt financing costs:
Other assets	$—	$(44)
Mortgage notes payable, net	$(228)	$(318)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(224)	$11,308
Lease liabilities	$224	$(11,308)
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$4,048	$1,429
Other assets	$(4,048)	$(1,429)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2022	2021	2022	2021
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of period	$10,951,940	$10,532,037	$10,808,434	$10,318,883
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	1,484	66,660	1,310	66,660
Exercise of EQR share options	18,928	39,623	4,584	16,741
EQR’s Employee Share Purchase Plan (ESPP)	2,378	2,667	1,409	936
Share-based employee compensation expense:
EQR restricted shares	7,361	4,814	3,750	2,540
EQR share options	1,390	1,976	514	988
EQR ESPP discount	420	633	249	189
Net income available to Units – General Partner	293,321	372,380	223,328	315,614
OP Units – General Partner distributions	(470,424)	(450,220)	(235,073)	(225,547)
Offering costs	(487)	—	(373)	—
Supplemental Executive Retirement Plan (SERP)	(269)	(2,057)	(106)	(828)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(27,355)	—	(27,355)	—
Change in market value of Redeemable Limited Partners	98,140	(101,966)	97,201	(29,010)
Adjustment for Limited Partners ownership in Operating Partnership	6,632	(30,807)	5,587	(31,426)
Balance, end of period	$10,883,459	$10,435,740	$10,883,459	$10,435,740
LIMITED PARTNERS
Balance, beginning of period	$214,094	$233,162	$217,451	$234,969
Issuance of restricted units to Limited Partners	1	—	—	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(1,484)	(66,660)	(1,310)	(66,660)
Equity compensation associated with Units – Limited Partners	13,159	10,531	5,361	4,043
Net income available to Units – Limited Partners	10,027	13,056	7,633	10,913
Units – Limited Partners distributions	(15,488)	(15,999)	(7,593)	(7,410)
Change in carrying value of Redeemable Limited Partners	2,649	794	371	(1,590)
Adjustment for Limited Partners ownership in Operating Partnership	(6,632)	30,807	(5,587)	31,426
Balance, end of period	$216,326	$205,691	$216,326	$205,691
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(34,272)	$(43,666)	$(31,847)	$(41,363)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,259)	—	(1,259)	—
Losses reclassified into earnings from other comprehensive income	4,881	4,637	2,456	2,334
Balance, end of period	$(30,650)	$(39,029)	$(30,650)	$(39,029)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$1.25	$1.205	$0.625	$0.6025

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2022	2021	2022	2021
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$18,166	$4,673	$3,415	$2,472
Net income attributable to Noncontrolling Interests	1,583	1,423	944	741
Contributions by Noncontrolling Interests	603	—	157	—
Distributions to Noncontrolling Interests	(17,263)	(3,731)	(1,427)	(848)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(4,823)	—	(4,823)	—
Balance, end of period	$(1,734)	$2,365	$(1,734)	$2,365

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

EQR is the general partner of, and as of June 30, 2022 owned an approximate 96.7% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of June 30, 2022, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 310 properties located in 10 states and the District of Columbia consisting of 80,227 apartment units.  The ownership breakdown includes (table does not include various uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	295	77,113
Partially Owned Properties – Consolidated	15	3,114
	310	80,227

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included.  Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the six months ended June 30, 2022 and 2021:

	2022	2021
Common Shares
Common Shares outstanding at January 1,	375,527,195	372,302,000
Common Shares Issued:
Conversion of OP Units	31,089	1,084,023
Exercise of share options	348,510	833,669
Employee Share Purchase Plan (ESPP)	35,669	47,761
Restricted share grants, net	175,970	87,377
Common Shares outstanding at June 30,	376,118,433	374,354,830
Units
Units outstanding at January 1,	12,659,027	13,858,073
Restricted unit grants, net	223,242	155,638
Conversion of OP Units to Common Shares	(31,089)	(1,084,023)
Units outstanding at June 30,	12,851,180	12,929,688
Total Common Shares and Units outstanding at June 30,	388,969,613	387,284,518
Units Ownership Interest in Operating Partnership	3.3%	3.3%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the six months ended June 30, 2022 and 2021:

	2022	2021
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	388,186,222	386,160,073
Issued to General Partner:
Exercise of EQR share options	348,510	833,669
EQR’s Employee Share Purchase Plan (ESPP)	35,669	47,761
EQR’s restricted share grants, net	175,970	87,377
Issued to Limited Partners:
Restricted unit grants, net	223,242	155,638
General and Limited Partner Units outstanding at June 30,	388,969,613	387,284,518
Limited Partner Units
Limited Partner Units outstanding at January 1,	12,659,027	13,858,073
Limited Partner restricted unit grants, net	223,242	155,638
Conversion of Limited Partner OP Units to EQR Common Shares	(31,089)	(1,084,023)
Limited Partner Units outstanding at June 30,	12,851,180	12,929,688
Limited Partner Units Ownership Interest in Operating Partnership	3.3%	3.3%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity.  If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively.  Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares.  Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet.  The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period.  EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at June 30, 2022 and December 31, 2021.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total.  Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above.  As of June 30, 2022 and 2021, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $398.2 million and $440.1 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the six months ended June 30, 2022 and 2021, respectively (amounts in thousands):

	2022	2021
Balance at January 1,	$498,977	$338,951
Change in market value	(98,140)	101,966
Change in carrying value	(2,649)	(794)
Balance at June 30,	$398,188	$440,123

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of June 30, 2022 and December 31, 2021:

			Amounts in thousands
		Annual
	Call	Dividend Per	June 30,	December 31,
	Date (1)	Share/Unit (2)	2022	2021
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of June 30, 2022 and December 31, 2021	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280
(1)

On or after the call date, redeemable Preferred Shares/Preference Units may be redeemed for cash at the option of the Company or the Operating Partnership, respectively, in whole or in part, at a redemption price equal to the liquidation price per share/unit, plus accrued and unpaid distributions, if any.
(2)	Dividends on Preferred Shares/Preference Units are payable quarterly.

Other

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC in May 2022 and expires in May 2025.  Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements.  In May 2022, the Company replaced the prior program with a new program with the authority to issue up to 13.0 million shares as of June 30, 2022 and which extended the program maturity to May 2025. Forward sale agreements under the ATM program allow the Company, at its election, to settle the agreements by issuing Common Shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement or, alternatively, to settle the agreements in whole or in part through the delivery or receipt of Common Shares or cash.  Issuances of shares under these forward sale agreements are classified as equity transactions.  Accordingly, no amounts relating to the forward sale agreements are recorded in the consolidated financial statements until settlement occurs.  Prior to any settlements, the only impact to the consolidated financial statements is the inclusion of incremental shares, if any, within the calculation of diluted net income per share using the treasury stock method (see Note 11 for additional discussion).  The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current overnight federal funds rate and the amount of dividends paid to holders of the Company’s Common Shares over the term of the forward sale agreement.

As of June 30, 2022, the Company had entered into forward sale agreements under the prior program for a total of approximately 1.7 million Common Shares at a weighted average initial forward price per share of $83.25.  All of these forward sale agreements were entered into during the quarter ended September 30, 2021.  As of June 30, 2022, these forward sale agreements have not been settled and must be settled by March 2023.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program.  No open market repurchases have occurred since 2008, and no repurchases of any kind have occurred since February 2014.  As of June 30, 2022, EQR has remaining authorization to repurchase up to 13.0 million of its shares.
4.	Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Land	$5,733,412	$5,814,790
Depreciable property:
Buildings and improvements	19,654,296	19,632,284
Furniture, fixtures and equipment	2,271,136	2,220,203
In-Place lease intangibles	517,881	518,324
Projects under development:
Land	3,200	—
Construction-in-progress	61,961	24,307
Land held for development:
Land	46,160	46,160
Construction-in-progress	13,413	16,838
Investment in real estate	28,301,459	28,272,906
Accumulated depreciation	(8,740,806)	(8,354,282)
Investment in real estate, net	$19,560,653	$19,918,624

During the six months ended June 30, 2022, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	1	172	$113,000
Total	1	172	$113,000

(1)	Purchase price includes an allocation of approximately $25.3 million to land and $87.7 million to depreciable property (inclusive of capitalized closing costs).

During the six months ended June 30, 2022, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	1	354	$265,650
Total	1	354	$265,650

The Company recognized a net gain on sales of real estate properties of approximately $107.8 million on the above sale.

5.	Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any agreements to acquire rental properties or land parcels as of the date of filing.

The Company has entered into an agreement to dispose of the following (sales price and net book value in thousands):

	Properties	Apartment Units	Sales Price	Net Book Value at June 30, 2022
Rental Properties - Consolidated	1	136	$65,500	$41,695
Total	1	136	$65,500	$41,695

The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above.  See Note 14 for discussion of the properties acquired or disposed of, if any, subsequent to June 30, 2022.
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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary.  As a result, the joint ventures are required to be consolidated on the Company’s financial statements.  The following table summarizes the Company’s consolidated joint ventures as of June 30, 2022:

	Operating Properties (1)		Project Under Development (2)
	Properties	Apartment Units	Project	Apartment Units
Consolidated Joint Ventures (VIE)	15	3,114	1	312

(1)

During the second quarter of 2022, the Company acquired its joint venture partner’s 25% interest in a 432-unit apartment property for $32.2 million, and the property is now wholly owned.  In connection with the buyout, the carrying amount of the Noncontrolling Interests – Partially Owned Properties totaling $4.8 million was reduced to zero and the remaining $27.4 million was recorded to paid in capital/general partner capital.

(2)	The land under this project is subject to a long-term ground lease.

The following table provides consolidated assets and liabilities related to the VIEs discussed above as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Consolidated Assets	$660,062	$912,955
Consolidated Liabilities	$127,702	$251,424

Certain consolidated joint ventures in which we have investments obtained mortgage debt to finance a portion of their activities.  The following table and information summarizes the variable rate construction mortgage debt that is non-recourse to the Company at June 30, 2022 (aggregate and amounts borrowed under loan commitments in thousands):

	Recently Completed Operating Property (1)	Project Under Development
Number of joint ventures with debt financing	1	1
Aggregate loan commitments	$67,589	$73,344
Amounts borrowed under loan commitments (2)	$64,856	$11,512
Maturity dates	2023	2025

(1)	The maturity date of the construction loan was extended on June 24, 2022 to June 25, 2023.
(2)	See Note 9 for the current period proceeds of secured conventional floating rate debt under Mortgage Notes Payable.

Investments in Unconsolidated Entities

The Company has various equity interests in certain joint ventures that are unconsolidated and accounted for using the equity method of accounting.  Most of these have been deemed to be VIEs and the Company is not the VIEs' primary beneficiary.  The remaining have been deemed not to be VIEs and the Company does not have a controlling voting interest.

The following table and information summarizes the Company’s investments in unconsolidated entities as of June 30, 2022 and December 31, 2021 (amounts in thousands except for ownership percentage):

	June 30, 2022	December 31, 2021	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE) (1)	$36,396	$36,024	Varies
Development Projects (VIE) (2)	110,657	72,488	62% - 90% (4)
Real Estate Technology (VIE) (3)	22,456	19,347	Varies
Other	(237)	(411)	Varies
Investments in Unconsolidated Entities	$169,272	$127,448
(1)	Represents unconsolidated interests in entities with various real estate holdings.
(2)	Represents unconsolidated interests in projects under development and land held for development. See further discussion below.
(3)	Represents unconsolidated investments in real estate technology funds/companies.
(4)

In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner.  If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of June 30, 2022:

	Real Estate Holdings (1)	Projects Under Development (2)		Land Held for Development (2), (3)
	Entities	Projects	Apartment Units (4)	Projects	Apartment Units (4)
Unconsolidated Joint Ventures (VIE)	2	4	1,291	2	640
(1)	Represents entities that hold various real estate investments.
(2)	Represents separate unconsolidated joint ventures for the purpose of developing multifamily rental properties.

(3)	Represents separate unconsolidated joint ventures that have not yet started but are expected to start construction in 2022. One parcel is subject to a long-term ground lease.
(4)	Represents the intended number of apartment units to be developed.
7.	Restricted Deposits

The following table presents the Company’s restricted deposits as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Mortgage escrow deposits:
Replacement reserves	$11,855	$11,156
Mortgage principal reserves/sinking funds	21,752	19,104
Mortgage escrow deposits	33,607	30,260
Restricted cash:
Tax-deferred (1031) exchange proceeds	—	166,362
Earnest money on pending acquisitions	—	2,000
Restricted deposits on real estate investments	242	284
Resident security and utility deposits	37,504	35,663
Other	2,288	1,835
Restricted cash	40,034	206,144
Restricted deposits	$73,641	$236,404

8.	Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

For the six months ended June 30, 2022, approximately 97% of the Company’s total lease revenue is generated from residential apartment leases that are generally twelve months or less in length.  The residential apartment leases may include lease income related to such items as utility recoveries, parking rent, storage rent and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Residential leases are renewable upon consent of both parties on an annual or monthly basis.

For the six months ended June 30, 2022, approximately 3% of the Company’s total lease revenue is generated by non-residential leases that are generally for terms ranging between five to ten years.  The non-residential leases generally consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents.  The non-residential leases may include lease income related to such items as utility recoveries, parking rent and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same.  The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis.  Non-residential leases are renewable with market-based renewal options.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the six months ended June 30, 2022 and 2021 (amounts in thousands):

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$1,192,048	$32,095	$1,224,143	$1,078,304	$31,237	$1,109,541
Utility recoveries (RUBS income) (1)	39,583	369	39,952	36,533	330	36,863
Parking rent	21,706	202	21,908	19,890	362	20,252
Other lease revenue (2)	(889)	(197)	(1,086)	(18,970)	1,138	(17,832)
Total lease revenue	$1,252,448	$32,469	1,284,917	$1,115,757	$33,067	1,148,824
Parking revenue			18,431			11,572
Other revenue			37,030			35,265
Total other rental income (3)			55,461			46,837
Rental income			$1,340,378			$1,195,661
(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)	Other lease revenue consists of the revenue adjustment related to bad debt and other miscellaneous lease revenue.
(3)	Other rental income is accounted for under the revenue recognition standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the quarters ended June 30, 2022 and 2021 (amounts in thousands):

	Quarter Ended June 30, 2022			Quarter Ended June 30, 2021
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$605,158	$16,221	$621,379	$538,649	$15,398	$554,047
Utility recoveries (RUBS income) (1)	19,985	188	20,173	18,579	152	18,731
Parking rent	10,923	104	11,027	10,156	95	10,251
Other lease revenue (2)	5,412	(154)	5,258	(8,708)	529	(8,179)
Total lease revenue	$641,478	$16,359	657,837	$558,676	$16,174	574,850
Parking revenue			9,623			6,139
Other revenue			19,570			17,070
Total other rental income (3)			29,193			23,209
Rental income			$687,030			$598,059
(1)	RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)	Other lease revenue consists of the revenue adjustment related to bad debt and other miscellaneous lease revenue.
(3)	Other rental income is accounted for under the revenue recognition standard.

The following table presents residential and non-residential accounts receivable and straight-line receivable balances for the Company’s properties as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	Residential			Non-Residential
Balance Sheet (Other assets):	June 30, 2022		December 31, 2021	June 30, 2022	December 31, 2021
Resident/tenant accounts receivable balances	$36,068		$37,959	$3,444	$3,218
Allowance for doubtful accounts	(32,358)		(33,121)	(2,553)	(2,365)
Net receivable balances	$3,710	(1)	$4,838	$891	$853

Straight-line receivable balances	$4,757		$7,460	$13,551	$13,021
(1)	The Company held residential security deposits approximating 62.6% of the net residential receivable balance at June 30, 2022.

The following table presents residential bad debt for the Company’s properties for the six months and quarters ended June 30, 2022 and 2021 (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
Income Statement (Rental income):	2022	2021	2022	2021
Bad debt, net (1)	$8,147	$25,772	$(1,748)	$12,079
% of rental income	0.6%	2.2%	(0.3%)	2.1%

(1)

Bad debt, net benefited from additional resident payments due to governmental rental assistance programs of approximately $24.6 million and $14.8 million for the six months and quarter ended June 30, 2022, respectively.

9.	Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.  Weighted average interest rates noted below for the six months ended June 30, 2022 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the six months ended June 30, 2022 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2021	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of June 30, 2022
Fixed Rate Debt:
Secured – Conventional	$1,896,472	$—		$(260,874)	$(2,985)	$928	$714	$1,634,255
Floating Rate Debt:
Secured – Conventional	59,890	14,586	(2)	—	—	—	148	74,624
Secured – Tax Exempt	234,839	—		—	—	617	69	235,525
Floating Rate Debt	294,729	14,586		—	—	617	217	310,149
Total	$2,191,201	$14,586		$(260,874)	$(2,985)	$1,545	$931	$1,944,404

(1)	Represents amortization of deferred financing costs, net of debt financing costs.
(2)	See Note 6 for additional discussion of the variable rate construction mortgage debt.

The following table summarizes certain interest rate and maturity date information as of and for the six months ended June 30, 2022:

June 30, 2022
Interest Rate Ranges	0.10% - 4.21%
Weighted Average Interest Rate	3.37%
Maturity Date Ranges	2023-2061

As of June 30, 2022, the Company had $250.0 million of secured debt (primarily tax-exempt bonds) subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the six months ended June 30, 2022 (amounts in thousands):

	Notes, net as of December 31, 2021	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of June 30, 2022
Fixed Rate Debt:
Unsecured – Public	$5,835,222	$—	$—	$1,346	$2,125	$5,838,693

(1)	Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the six months ended June 30, 2022:

June 30, 2022
Interest Rate Ranges	1.85% - 7.57%
Weighted Average Interest Rate	3.60%
Maturity Date Ranges	2023-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios.  The Company was in compliance with its unsecured public debt covenants for the six months ended June 30, 2022.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing November 1, 2024.  The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans.  The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.775%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%).  Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating.  The Company did not borrow any amounts under its revolving credit facility during the six months ended June 30, 2022.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.0 billion subject to market conditions.  The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.  The notes bear interest at various floating rates with a weighted average interest rate of 0.60% for the six months ended June 30, 2022 and a weighted average maturity of 12 days as of June 30, 2022.  The weighted average amount outstanding for the six months ended June 30, 2022 was approximately $186.7 million.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of June 30, 2022 (amounts in thousands):

June 30, 2022
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(185,037)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,463)
Unsecured revolving credit facility availability	$2,311,500

Other

The following table summarizes the Company’s total debt extinguishment costs recorded as additional interest expense for the six months and quarters ended June 30, 2022 and 2021 (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2022	2021	2022	2021
Write-offs of unamortized deferred financing costs	$92	$264	$92	$—
Write-offs of unamortized (premiums)/discounts/OCI	377	—	377	—
Total	$469	$264	$469	$—

10.	Fair Value Measurements

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value.  The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at June 30, 2022 and December 31, 2021, respectively (amounts in thousands):

	June 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,944,404	$1,847,010	$2,191,201	$2,193,689
Unsecured debt, net	6,023,639	5,693,443	6,150,252	6,798,309
Total debt, net	$7,968,043	$7,540,453	$8,341,453	$8,991,998

The following table summarizes the Company’s consolidated derivative instruments at June 30, 2022 (dollar amounts are in thousands):

Forward Starting Swaps (1)
Current Notional Balance	$150,000
Lowest Interest Rate	2.790%
Highest Interest Rate	2.972%
Maturity Date	2033
(1)

Forward Starting Swaps – Designed to partially fix interest rates in advance of planned future debt issuances.  These swaps have mandatory counterparty terminations in 2024 and are targeted for certain 2023 debt issuances.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at June 30, 2022 and December 31, 2021, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	6/30/2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$129,067	$129,067	$—	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$1,259	$—	$1,259	$—
Supplemental Executive Retirement Plan	Other Liabilities	129,067	129,067	—	—
Total		$130,326	$129,067	$1,259	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$398,188	$—	$398,188	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$164,650	$164,650	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$164,650	$164,650	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$498,977	$—	$498,977	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2022 and 2021, respectively (amounts in thousands):

June 30, 2022 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(1,259)	Interest expense	$(4,881)
Total	$(1,259)		$(4,881)

June 30, 2021 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(4,637)
Total	$—		$(4,637)

As of June 30, 2022 and December 31, 2021, there were approximately $30.6 million and $34.3 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled derivative instruments, of which an estimated $8.9 million may be recognized as additional interest expense during the twelve months ending June 30, 2023.
11.	Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2022	2021	2022	2021
Numerator for net income per share – basic:
Net income	$306,476	$388,404	$232,678	$328,040
Allocation to Noncontrolling Interests – Operating Partnership	(10,027)	(13,056)	(7,633)	(10,913)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,583)	(1,423)	(944)	(741)
Preferred distributions	(1,545)	(1,545)	(773)	(772)
Numerator for net income per share – basic	$293,321	$372,380	$223,328	$315,614
Numerator for net income per share – diluted:
Net income	$306,476	$388,404	$232,678	$328,040
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,583)	(1,423)	(944)	(741)
Preferred distributions	(1,545)	(1,545)	(773)	(772)
Numerator for net income per share – diluted	$303,348	$385,436	$230,961	$326,527
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	375,640	373,050	375,769	373,812
Effect of dilutive securities:
OP Units	11,891	12,544	11,895	12,044
Long-term compensation shares/units	1,863	1,773	1,698	1,964
ATM forward sales	69	—	1	—
Denominator for net income per share – diluted	389,463	387,367	389,363	387,820
Net income per share – basic	$0.78	$1.00	$0.59	$0.84
Net income per share – diluted	$0.78	$1.00	$0.59	$0.84

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2022	2021	2022	2021
Numerator for net income per Unit – basic and diluted:
Net income	$306,476	$388,404	$232,678	$328,040
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,583)	(1,423)	(944)	(741)
Allocation to Preference Units	(1,545)	(1,545)	(773)	(772)
Numerator for net income per Unit – basic and diluted	$303,348	$385,436	$230,961	$326,527
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	387,531	385,594	387,664	385,856
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,863	1,773	1,698	1,964
ATM forward sales	69	—	1	—
Denominator for net income per Unit – diluted	389,463	387,367	389,363	387,820
Net income per Unit – basic	$0.78	$1.00	$0.59	$0.84
Net income per Unit – diluted	$0.78	$1.00	$0.59	$0.84

12.	Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of June 30, 2022, the Company has both consolidated and unconsolidated real estate projects under development.  We have entered into, and may continue in the future to enter into, joint venture agreements with third-party partners for the development of multifamily rental properties.  The joint venture agreements with each development partner include buy-sell provisions that provide the right, but not the obligation, for the Company to acquire each respective partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements.  See Note 6 for additional discussion.

The following table summarizes the gross remaining total project costs for the Company’s projects under development at June 30, 2022 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	2	537	$195,487
Unconsolidated	4	1,291	291,066
Total Projects Under Development	6	1,828	$486,553

(1)

The Company’s share of the $486.6 million in total project costs remaining approximates $161.1 million, with the balance funded by the Company’s joint venture partners (approximately $6.3 million) and/or applicable construction loans (approximately $319.2 million).

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments.  At June 30, 2022, the Company has invested in eight real estate technology funds and one other real estate investment fund with aggregate remaining commitments of approximately $24.7 million.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents.  The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis.  While the Company does maintain a non-residential presence, it accounts for approximately 3.8% of total revenues for the six months ended June 30, 2022 and is designed as an amenity for our residential residents.  The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis.  The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2022 and 2021, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the six months and quarters ended June 30, 2022 and 2021, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2022	2021	2022	2021
Rental income	$1,340,378	$1,195,661	$687,030	$598,059
Property and maintenance expense	(241,229)	(224,800)	(116,355)	(107,746)
Real estate taxes and insurance expense	(202,538)	(200,871)	(101,850)	(97,401)
Total operating expenses	(443,767)	(425,671)	(218,205)	(205,147)
Net operating income	$896,611	$769,990	$468,825	$392,912

The following tables present NOI from our rental real estate for each segment for the six months and quarters ended June 30, 2022 and 2021, respectively, as well as total assets and capital expenditures at June 30, 2022 (amounts in thousands):

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$241,119	$72,466	$168,653	$213,291	$70,202	$143,089
Orange County	60,018	12,805	47,213	52,510	12,411	40,099
San Diego	42,410	9,555	32,855	37,928	9,176	28,752
Subtotal - Southern California	343,547	94,826	248,721	303,729	91,789	211,940

San Francisco	206,018	61,588	144,430	188,762	59,386	129,376
Washington D.C.	203,494	68,073	135,421	194,911	64,309	130,602
New York	218,855	99,705	119,150	188,676	98,235	90,441
Seattle	137,255	38,837	98,418	126,450	40,434	86,016
Boston	127,660	39,881	87,779	115,089	38,077	77,012
Denver	21,404	5,939	15,465	18,920	5,532	13,388
Total same store	1,258,233	408,849	849,384	1,136,537	397,762	738,775

Non-same store/other
Non-same store (2)	77,019	31,614	45,405	5,186	2,299	2,887
Other (3)	5,126	3,304	1,822	53,938	25,610	28,328
Total non-same store/other	82,145	34,918	47,227	59,124	27,909	31,215

Totals	$1,340,378	$443,767	$896,611	$1,195,661	$425,671	$769,990

(1)

For the six months ended June 30, 2022 and 2021, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2021, less properties subsequently sold, which represented 74,057 apartment units.

(2)	For the six months ended June 30, 2022 and 2021, non-same store primarily includes properties acquired after January 1, 2021, plus any properties in lease-up and not stabilized as of January 1, 2021.
(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended June 30, 2022			Quarter Ended June 30, 2021
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$125,767	$35,692	$90,075	$106,873	$34,509	$72,364
Orange County	31,252	6,381	24,871	26,669	6,096	20,573
San Diego	21,470	4,626	16,844	19,188	4,543	14,645
Subtotal - Southern California	178,489	46,699	131,790	152,730	45,148	107,582

San Francisco	105,402	30,050	75,352	93,784	28,982	64,802
Washington D.C.	103,022	34,172	68,850	97,423	31,701	65,722
New York	112,865	48,559	64,306	94,473	48,258	46,215
Seattle	70,128	19,512	50,616	62,603	19,999	42,604
Boston	65,066	19,443	45,623	57,777	18,530	39,247
Denver	10,825	2,930	7,895	9,575	2,710	6,865
Total same store	645,797	201,365	444,432	568,365	195,328	373,037

Non-same store/other
Non-same store (2)	40,501	15,646	24,855	3,436	1,660	1,776
Other (3)	732	1,194	(462)	26,258	8,159	18,099
Total non-same store/other	41,233	16,840	24,393	29,694	9,819	19,875

Totals	$687,030	$218,205	$468,825	$598,059	$205,147	$392,912

(1)

For the quarters ended June 30, 2022 and 2021, same store primarily includes all properties acquired or completed that were stabilized prior to April 1, 2021, less properties subsequently sold, which represented 74,057 apartment units.

(2)	For the quarters ended June 30, 2022 and 2021, non-same store primarily includes properties acquired after April 1, 2021, plus any properties in lease-up and not stabilized as of April 1, 2021.

(3)	Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Six Months Ended June 30, 2022
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,748,850	$14,728
Orange County	362,679	2,643
San Diego	228,219	1,828
Subtotal - Southern California	3,339,748	19,199

San Francisco	3,114,937	13,003
Washington D.C.	3,120,459	13,391
New York	3,700,473	12,422
Seattle	2,106,727	8,761
Boston	1,708,006	9,799
Denver	482,417	562
Total same store	17,572,767	77,137

Non-same store/other
Non-same store (2)	2,421,668	6,053
Other (3)	579,910	114
Total non-same store/other	3,001,578	6,167

Totals	$20,574,345	$83,304

(1)	Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2021, less properties subsequently sold, which represented 74,057 apartment units.
(2)	Non-same store primarily includes properties acquired after January 1, 2021, plus any properties in lease-up and not stabilized as of January 1, 2021.
(3)	Other includes development, other corporate operations and capital expenditures for properties sold.
14.	Subsequent Events

Subsequent to June 30, 2022, the Company:

•	Sold one property consisting of 455 apartment units for approximately $415.0 million;
•	Entered into $200.0 million of forward starting swaps to hedge changes in interest rates related to future taxable secured or unsecured debt issuances; and
•	Sent a redemption notice on its $500.0 million unsecured notes due in 2023. The redemption is expected to occur in the third quarter of 2022 and will be funded from disposition proceeds.

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

EQR is the general partner of, and as of June 30, 2022 owned an approximate 96.7% ownership interest in, ERPOP.  All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP.  EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership.  The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures.  The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Results of Operations

2022 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the six months ended June 30, 2022:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2021	310	80,407
Acquisitions:
Consolidated Rental Properties	1	172	$113,000	3.5%
			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(1)	(354)	$(265,650)	(3.3)%
Configuration Changes	—	2
6/30/2022	310	80,227

Acquisitions

•	The Company acquired one operating property in the first quarter of 2022, a 172-unit apartment property located in San Diego for a purchase price of $113.0 million; and
•

During the second quarter of 2022, the Company acquired its joint venture partner’s 25% interest in a 432-unit apartment property in Chevy Chase, MD for $32.2 million, and the property is now wholly owned.

Dispositions

•	The Company sold a 354-unit apartment property located in New York City in the second quarter of 2022 for approximately $265.7 million, generating an Unlevered IRR of 6.6%; and
•	Subsequent to June 30, 2022, the Company sold a 455-unit apartment property located in New York City for approximately $415.0 million.

Developments

•

The Company commenced construction on one consolidated and one unconsolidated apartment property during the second quarter of 2022, located in Santa Clara, CA and Fort Worth, TX, respectively, consisting of 587 apartment units in the aggregate totaling approximately $234.4 million of expected development costs; and

•	The Company spent approximately $93.9 million during the six months ended June 30, 2022, primarily for consolidated and unconsolidated development projects.

See Notes 4 and 14 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate transactions.

Future Outlook

•

The Company assumes consolidated rental acquisitions of approximately $113.0 million and consolidated rental dispositions of approximately $746.0 million during the year ending December 31, 2022.  Given current uncertainty in the transaction environment, the Company’s revised acquisition and disposition guidance reflects no additional activities beyond one sale for $65.5 million currently under contract and scheduled to close in the fourth quarter of 2022; and

•

We currently anticipate spending approximately $180.0 million on development costs during the year ending December 31, 2022, primarily for consolidated and unconsolidated properties currently under construction (amount only includes our share of development costs).

The above 2022 guidance assumptions are based on current expectations and are forward-looking.

Comparison of the six months and quarter ended June 30, 2022 to the six months and quarter ended June 30, 2021

The following table presents a reconciliation of diluted earnings per share/unit for the six months and quarter ended June 30, 2022 as compared to the same period in 2021:

	Six Months Ended June 30	Quarter Ended June 30
Diluted earnings per share/unit for period ended 2021	$1.00	$0.84
Property NOI	0.31	0.20
Interest expense	(0.02)	(0.01)
Net gain/loss on property sales	(0.30)	(0.30)
Non-operating asset gains/losses	(0.06)	(0.06)
Depreciation expense	(0.13)	(0.06)
Other	(0.02)	(0.02)
Diluted earnings per share/unit for period ended 2022	$0.78	$0.59

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
Operating income	$459,672	$512,404	$(52,732)	(10.3)%
Adjustments:
Property management	57,306	50,585	6,721	13.3%
General and administrative	33,661	30,061	3,600	12.0%
Depreciation	453,767	400,635	53,132	13.3%
Net (gain) loss on sales of real estate properties	(107,795)	(223,695)	115,900	(51.8)%
Total NOI	$896,611	$769,990	$126,621	16.4%
Rental income:
Same store	$1,258,233	$1,136,537	$121,696	10.7%
Non-same store/other	82,145	59,124	23,021	38.9%
Total rental income	1,340,378	1,195,661	144,717	12.1%
Operating expenses:
Same store	408,849	397,762	11,087	2.8%
Non-same store/other	34,918	27,909	7,009	25.1%
Total operating expenses	443,767	425,671	18,096	4.3%
NOI:
Same store	849,384	738,775	110,609	15.0%
Non-same store/other	47,227	31,215	16,012	51.3%
Total NOI	$896,611	$769,990	$126,621	16.4%

Note: See Note 13 in the Notes to Consolidated Financial Statements for detail by reportable segment/market.  Non-same store/other NOI results consist primarily of properties acquired in calendar years 2021 and 2022, operations from the Company’s development properties and operations prior to disposition from 2021 and 2022 sold properties.

•	The increase in same store rental income is primarily driven by strong Physical Occupancy and continued growth in pricing.
•	The increase in same store operating expenses is due primarily to:
•	Utilities – A $7.0 million increase primarily from gas and electric due to higher commodity prices;
•	Repairs and maintenance – A $4.4 million increase primarily driven by volume and timing of maintenance and repairs along with increases in minimum wage on contracted services; and
•	On-site payroll – A $2.9 million decrease due to improved sales and service staff utilization from various technology initiatives and higher than usual staffing vacancies during the current period.
•

The increase in non-same store/other NOI is due primarily to a positive impact of higher NOI from properties acquired during 2021 and 2022 of $34.6 million and higher NOI from development properties in lease-up of $7.4 million, partially offset by a negative impact of lost NOI from 2021 and 2022 dispositions of $29.1 million.

•

The increase in consolidated total NOI is primarily a result of the Company’s higher NOI from same store properties, largely due to improvement in same store revenues as noted above.  Operating expense growth remains modest due to a combination of continued success in managing controllable expenses and modest growth in real estate tax expense (increased by only $0.6 million), leading to 15.0% same store NOI growth for the six months ended June 30, 2022 as compared to the prior year period.

See the Same Store Results section below for additional discussion of those results.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. These expenses increased approximately $6.7 million or 13.3% and approximately $2.1 million or 8.6% for the six months and quarter ended June 30, 2022, respectively, as compared to the prior year periods.  These increases are primarily attributable to increases in payroll-related costs, training/conference costs, legal and professional fees, temporary help/contractors costs and information technology-related costs.  A portion of these costs are associated with various operating initiatives such as sales-focused improvements and service enhancements that facilitate lower onsite expense growth.

General and administrative expenses, which includes corporate operating expenses, increased approximately $3.6 million or 12.0% and approximately $1.7 million or 11.9% for the six months and quarter ended June 30, 2022, respectively, as compared to the prior year periods, primarily due to increases in payroll-related costs, legal and professional fees and training/conference costs.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $53.1 million or 13.3% and approximately $23.1 million or 11.5% for the six months and quarter ended June 30, 2022, respectively, as compared to the prior year periods, primarily as a result of additional depreciation expense on properties acquired in 2021 and 2022 and development properties placed in service during 2021, partially offset by lower depreciation from properties sold in 2021 and 2022.

Net gain on sales of real estate properties decreased approximately $115.9 million or 51.8% and approximately $115.8 million or 51.8% for the six months and quarter ended June 30, 2022, respectively, as compared to the prior year periods, primarily as a result of a lower sales volume with the sale of one consolidated apartment property in both the six months and quarter ended June 30, 2022 as compared to the sale of five consolidated apartment properties in both the six months and quarter ended June 30, 2021.

Interest and other income decreased approximately $20.2 million or 83.0% and approximately $23.5 million or 97.5% for the six months and quarter ended June 30, 2022, respectively, as compared to the prior year periods.  These decreases are primarily due to a gain of $23.6 million on the sale of various investment securities that occurred during 2021 but not during 2022, partially offset by increases in litigation settlement proceeds that occurred during 2022 but not during 2021.

Other expenses decreased approximately $2.0 million or 27.1% and approximately $1.0 million or 28.8% for the six months and quarter ended June 30, 2022, respectively, as compared to the prior year periods, primarily due to a decline in construction defect and litigation reserves recorded between 2022 and 2021.

Interest expense, including amortization of deferred financing costs, increased approximately $10.3 million or 7.4% and approximately $5.0 million or 7.2% for the six months and quarter ended June 30, 2022, respectively, as compared to the prior year periods.  These increases are primarily due to higher overall interest rates and lower capitalized interest.  The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the six months ended June 30, 2022 was 3.66% as compared to 3.54% for the prior year period, and for the quarter ended June 30, 2022 was 3.68% as compared to 3.48% for the prior year period.  The Company capitalized interest of approximately $2.3 million and $8.2 million during the six months ended June 30, 2022 and 2021, respectively, and $1.3 million and $4.4 million during the quarters ended June 30, 2022 and 2021, respectively.

Same Store Results

Properties that the Company owned and were stabilized for all of both of the six months ended June 30, 2022 and 2021 (the “Six-Month 2022 Same Store Properties”), which represented 74,057 apartment units, drove the Company’s results of operations.  Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.  Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

The following table provides comparative total same store results and statistics for the Six-Month 2022 Same Store Properties:

June YTD 2022 vs. June YTD 2021

Same Store Results/Statistics Including 74,057 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

June YTD 2022							June YTD 2021
	Residential	% Change	Non- Residential	% Change	Total	% Change		Residential	Non- Residential	Total
Revenues	$1,211,971	10.8%	$46,262	9.5%	$1,258,233	10.7%	Revenues	$1,094,291	$42,246	$1,136,537
Expenses	$396,666	2.8%	$12,183	2.0%	$408,849	2.8%	Expenses	$385,818	$11,944	$397,762
NOI	$815,305	15.1%	$34,079	12.5%	$849,384	15.0%	NOI	$708,473	$30,302	$738,775

Average Rental Rate	$2,827	9.6%					Average Rental Rate	$2,580
Physical Occupancy	96.5%	1.0%					Physical Occupancy	95.5%
Turnover	19.8%	(1.5%)					Turnover	21.3%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

The following table provides results and statistics related to our Residential same store operations for the six months ended June 30, 2022 and 2021:

June YTD 2022 vs. June YTD 2021

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	June YTD 22 % of Actual NOI	June YTD 22 Average Rental Rate	June YTD 22 Weighted Average Physical Occupancy %	June YTD 22 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	15,259	20.5%	$2,700	96.7%	17.5%	12.6%	0.6%	(3.0%)
Orange County	4,028	5.8%	2,555	97.2%	15.1%	14.6%	(0.2%)	(1.0%)
San Diego	2,706	4.0%	2,693	97.1%	18.4%	12.6%	(0.6%)	(2.1%)
Subtotal – Southern California	21,993	30.3%	2,672	96.8%	17.2%	12.9%	0.3%	(2.5%)

San Francisco	11,366	17.5%	3,085	96.6%	18.8%	6.9%	2.1%	(4.2%)
Washington D.C.	14,322	16.2%	2,402	96.8%	19.5%	3.5%	0.7%	(2.0%)
New York	8,991	13.1%	3,867	97.1%	20.1%	12.1%	4.0%	1.6%
Seattle	9,331	11.3%	2,431	95.0%	26.1%	9.2%	(0.6%)	1.2%
Boston	6,430	9.7%	3,104	96.4%	19.5%	9.3%	0.8%	(1.2%)
Denver	1,624	1.9%	2,242	97.1%	28.7%	12.1%	0.5%	1.2%

Total	74,057	100.0%	$2,827	96.5%	19.8%	9.6%	1.0%	(1.5%)

Note: The above table reflects Residential same store results only.  Residential operations account for approximately 96.2% of total revenues for the six months ended June 30, 2022.

Despite geopolitical and economic uncertainties, demand to live in our apartment communities remains robust and our financial results are accelerating as we continue to capture the significant gap between existing rent levels and market rent levels.  Operating performance continues to exceed our expectations with strong demand for our apartments in all of our markets leading to high Physical Occupancy, increased pricing power and a material reduction in Leasing Concessions.  Key operating drivers for this performance during 2022 include:

•

Pricing – Pricing (net of Leasing Concessions) is better than expected and well above typical seasonal norms, driven by continued strong improvement across the portfolio, especially in New York.  The use of Leasing Concessions has also declined significantly from its peak in February 2021, outside of moderately elevated use in Seattle during the six months ended June 30, 2022.

•	Physical Occupancy – Physical Occupancy of 96.5% for the six months ended June 30, 2022 remained strong, exceeding 2021 levels and contributing to growth in Same Store Residential Revenues.
•

Percentage of Residents Renewing and Turnover – We continue to see a high Percentage of Residents Renewing in our portfolio, which we believe reflects both the strength of demand and quality of our product.  The Percentage of Residents Renewing has been strong at 56.3% for the second quarter of 2022.  Turnover remains low at 19.8% for the six months ended June 30, 2022, reflecting a strong trend of historically high resident retention.

In addition to these stronger fundamentals, bad debt, net has moderated in the second quarter of 2022 with improvement in resident collections primarily driven by receipt of governmental rental assistance payments on behalf of our residents.

Transaction activity has recently slowed as buyers and sellers adjust their expectations to a volatile economic climate and rising interest rates.  While this type of environment can be challenging, the Company has traditionally performed well during periods of market dislocation as we believe our lower cost of capital and flexibility in funding sources gives us a competitive advantage.

We expect elevated single family home ownership costs and positive household formation trends to buffer the impact on our business from potential economic weakness and see our affluent resident base as more resilient to rising inflation due to higher levels of disposable income and lower relative rent-to-income ratios.

Liquidity and Capital Resources

With approximately $2.3 billion in readily available liquidity, a strong balance sheet, limited near-term maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and opportunities.  See further discussion below and Note 14 in the Notes to Consolidated Financial Statements for discussion of events, if any, subsequent to June 30, 2022.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2022 and 2021 (amounts in thousands):

	Six Months Ended June 30,
	2022	2021
Cash flow provided by (used for):
Operating activities	$690,874	$576,125
Investing activities	$(45,335)	$(55,355)
Financing activities	$(887,124)	$(227,997)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2022.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties.  Cash provided by operating activities for the six months ended June 30, 2022 as compared to the prior year period, increased by approximately $114.7 million as a direct result of the NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend, capital expenditures and unconsolidated joint venture activity.  For the six months ended June 30, 2022, key drivers were:

•	Acquired one consolidated rental property for approximately $113.0 million in cash;
•	Disposed of one consolidated rental property, receiving net proceeds of approximately $255.9 million;
•	Invested $55.5 million primarily in development projects;
•	Invested $83.3 million in capital expenditures to real estate; and
•

Invested $48.6 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders and other Common Share activity.  For the six months ended June 30, 2022, key drivers were:

•	Repaid $263.9 million of mortgage loans (inclusive of scheduled principal repayments);
•	Acquired our joint venture partner’s 25% interest in an apartment property for $32.2 million;
•

Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $21.3 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis); and

•

Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $495.5 million.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of June 30, 2022 and December 31, 2021 (amounts in thousands):

	June 30, 2022	December 31, 2021
Cash and cash equivalents	$45,010	$123,832
Restricted deposits	$73,641	$236,404
Unsecured revolving credit facility availability	$2,311,500	$2,181,372

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

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations.  The following table presents the availability on the Company’s unsecured revolving credit facility as of July 22, 2022 (amounts in thousands):

July 22, 2022
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(35,037)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,463)
Unsecured revolving credit facility availability	$2,461,500

Dividend Policy

The Company declared a dividend/distribution for the first and second quarters of 2022 of $0.625 per share/unit in each quarter, an annualized increase of 3.7% over the amount paid in 2021.  All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in July 2022 amounted to $242.7 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended June 30, 2022.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions.  The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high.  The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit.  Of the $28.3 billion in investment in real estate on the Company’s balance sheet at June 30, 2022, $24.7 billion or 87.2% was unencumbered.  However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time.  EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of June 30, 2022 is as follows:

Debt Summary as of June 30, 2022

($ in thousands)

	Debt Balances	% of Total
Secured	$1,944,404	24.4%
Unsecured	6,023,639	75.6%
Total	$7,968,043	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,634,255	20.5%
Unsecured – Public	5,838,693	73.3%
Fixed Rate Debt	7,472,948	93.8%
Floating Rate Debt:
Secured – Conventional	74,624	0.9%
Secured – Tax Exempt	235,525	3.0%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	184,946	2.3%
Floating Rate Debt	495,095	6.2%
Total	$7,968,043	100.0%

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2022 and 2021:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2022	2021	2022	2021
Net income	$306,476	$388,404	$232,678	$328,040
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,583)	(1,423)	(944)	(741)
Preferred/preference distributions	(1,545)	(1,545)	(773)	(772)
Net income available to Common Shares and Units / Units	303,348	385,436	230,961	326,527
Adjustments:
Depreciation	453,767	400,635	223,806	200,673
Depreciation – Non-real estate additions	(2,114)	(2,176)	(1,062)	(1,076)
Depreciation – Partially Owned Properties	(1,554)	(1,682)	(661)	(854)
Depreciation – Unconsolidated Properties	1,240	1,233	620	616
Net (gain) loss on sales of unconsolidated entities - operating assets	(9)	(4)	—	—
Net (gain) loss on sales of real estate properties	(107,795)	(223,695)	(107,897)	(223,738)
FFO available to Common Shares and Units / Units (1) (3) (4)	646,883	559,747	345,767	302,148
Adjustments:
Impairment – non-operating assets	—	—	—	—
Write-off of pursuit costs	2,515	2,647	1,052	1,316
Debt extinguishment and preferred share redemption (gains) losses	469	264	469	—
Non-operating asset (gains) losses	(1,330)	(23,308)	312	(24,162)
Other miscellaneous items	(185)	3,341	186	1,099
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$648,352	$542,691	$347,786	$280,401

FFO (1) (3)	$648,428	$561,292	$346,540	$302,920
Preferred/preference distributions	(1,545)	(1,545)	(773)	(772)
FFO available to Common Shares and Units / Units (1) (3) (4)	$646,883	$559,747	$345,767	$302,148

Normalized FFO (2) (3)	$649,897	$544,236	$348,559	$281,173
Preferred/preference distributions	(1,545)	(1,545)	(773)	(772)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$648,352	$542,691	$347,786	$280,401

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

Effective as of June 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)	Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2022, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)	Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 2022, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A.  Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2022, EQR issued 24,333 Common Shares in exchange for 24,333 OP Units held by various limited partners of ERPOP.  OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance.  These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering.  In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

Exhibit	Description	Location
10.1	Distribution Agreement, dated May 18, 2022.	Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on May 18, 2022.

10.2	Form of Master Forward Sale Confirmation.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on May 18, 2022.

31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

Date:	July 29, 2022	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2022	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	July 29, 2022	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 29, 2022	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)