Form 10-Q
period 2022-09-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2022-10-28
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 21, 2022 was 377,918,920.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2022 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of September 30, 2022 owned an approximate 96.7% ownership interest in, ERPOP. The remaining 3.3% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Land	$5,580,878	$5,814,790
Depreciable property	22,251,673	22,370,811
Projects under development	89,347	24,307
Land held for development	60,165	62,998
Investment in real estate	27,982,063	28,272,906
Accumulated depreciation	(8,813,578)	(8,354,282)
Investment in real estate, net	19,168,485	19,918,624
Investments in unconsolidated entities	256,311	127,448
Cash and cash equivalents	44,788	123,832
Restricted deposits	76,679	236,404
Right-of-use assets	465,814	474,713
Other assets	253,328	288,220
Total assets	$20,265,405	$21,169,241

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,967,827	$2,191,201
Notes, net	5,340,807	5,835,222
Line of credit and commercial paper	189,557	315,030
Accounts payable and accrued expenses	175,843	107,013
Accrued interest payable	49,652	69,510
Lease liabilities	309,548	312,335
Other liabilities	287,955	353,102
Security deposits	69,247	66,141
Distributions payable	242,695	233,502
Total liabilities	8,633,131	9,483,056

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	370,537	498,977
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of September 30, 2022 and December 31, 2021	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 376,169,253 shares issued and outstanding as of September 30, 2022 and 375,527,195 shares issued and outstanding as of December 31, 2021	3,762	3,755
Paid in capital	9,267,450	9,121,122
Retained earnings	1,737,107	1,827,063
Accumulated other comprehensive income (loss)	(872)	(34,272)
Total shareholders’ equity	11,044,727	10,954,948
Noncontrolling Interests:
Operating Partnership	218,577	214,094
Partially Owned Properties	(1,567)	18,166
Total Noncontrolling Interests	217,010	232,260
Total equity	11,261,737	11,187,208
Total liabilities and equity	$20,265,405	$21,169,241

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2022	2021	2022	2021
REVENUES
Rental income	$2,035,477	$1,818,867	$695,099	$623,206

EXPENSES
Property and maintenance	365,277	341,261	124,048	116,461
Real estate taxes and insurance	302,899	297,780	100,361	96,909
Property management	83,035	74,357	25,729	23,772
General and administrative	47,033	43,102	13,372	13,041
Depreciation	667,896	616,032	214,129	215,397
Total expenses	1,466,140	1,372,532	477,639	465,580

Net gain (loss) on sales of real estate properties	304,346	587,623	196,551	363,928

Operating income	873,683	1,033,958	414,011	521,554

Interest and other income	4,844	25,293	720	973
Other expenses	(9,191)	(10,908)	(3,755)	(3,456)
Interest:
Expense incurred, net	(217,093)	(202,733)	(72,412)	(68,251)
Amortization of deferred financing costs	(6,421)	(6,172)	(2,220)	(2,048)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	645,822	839,438	336,344	448,772
Income and other tax (expense) benefit	(725)	(679)	(152)	(284)
Income (loss) from investments in unconsolidated entities	(3,456)	(3,028)	(1,027)	(1,156)
Net gain (loss) on sales of land parcels	—	5	—	—
Net income	641,641	835,736	335,165	447,332
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(21,024)	(27,903)	(10,997)	(14,847)
Partially Owned Properties	(2,726)	(1,957)	(1,143)	(534)
Net income attributable to controlling interests	617,891	805,876	323,025	431,951
Preferred distributions	(2,318)	(2,318)	(773)	(773)
Net income available to Common Shares	$615,573	$803,558	$322,252	$431,178

Earnings per share – basic:
Net income available to Common Shares	$1.64	$2.15	$0.86	$1.15
Weighted average Common Shares outstanding	375,710	373,474	375,850	374,308

Earnings per share – diluted:
Net income available to Common Shares	$1.63	$2.14	$0.86	$1.15
Weighted average Common Shares outstanding	389,394	387,642	389,300	388,374

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2022	2021	2022	2021
Comprehensive income:
Net income	$641,641	$835,736	$335,165	$447,332
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	23,413	—	24,672	—
Losses reclassified into earnings from other comprehensive income	9,987	7,000	5,106	2,363
Other comprehensive income (loss)	33,400	7,000	29,778	2,363
Comprehensive income	675,041	842,736	364,943	449,695
Comprehensive (income) attributable to Noncontrolling Interests	(24,853)	(30,100)	(13,123)	(15,459)
Comprehensive income attributable to controlling interests	$650,188	$812,636	$351,820	$434,236

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$641,641	$835,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	667,896	616,032
Amortization of deferred financing costs	6,421	6,172
Amortization of above/below market lease intangibles	—	(154)
Amortization of discounts and premiums on debt	4,123	3,934
Amortization of deferred settlements on derivative instruments	9,978	6,991
Amortization of right-of-use assets	9,123	10,286
Write-off of pursuit costs	3,296	3,557
(Income) loss from investments in unconsolidated entities	3,456	3,028
Distributions from unconsolidated entities – return on capital	251	—
Net (gain) loss on sales of real estate properties	(304,346)	(587,623)
Net (gain) loss on sales of land parcels	—	(5)
Realized (gain) loss on sale of investment securities	(2,061)	(23,432)
Compensation paid with Company Common Shares	24,559	21,919
Changes in assets and liabilities:
(Increase) decrease in other assets	20,734	16,269
Increase (decrease) in accounts payable and accrued expenses	76,274	69,170
Increase (decrease) in accrued interest payable	(19,858)	(9,119)
Increase (decrease) in lease liabilities	(1,166)	(4,112)
Increase (decrease) in other liabilities	(23,199)	5,427
Increase (decrease) in security deposits	3,106	4,137
Net cash provided by operating activities	1,120,228	978,213
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(113,046)	(1,022,275)
Investment in real estate – development/other	(81,889)	(172,850)
Capital expenditures to real estate	(141,707)	(107,706)
Non-real estate capital additions	(2,232)	(1,251)
Interest capitalized for real estate and unconsolidated entities under development	(4,181)	(12,365)
Proceeds from disposition of real estate, net	720,302	1,014,328
Investments in unconsolidated entities – acquisitions	(49,330)	(21,787)
Investments in unconsolidated entities – development/other	(87,129)	(9,294)
Distributions from unconsolidated entities – return of capital	9	4
Purchase of investment securities and other investments	(1,045)	(167,791)
Proceeds from sale of investment securities	3,584	191,398
Net cash provided by (used for) investing activities	243,336	(309,589)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(373)	$(6,447)
Mortgage notes payable, net:
Proceeds	37,429	51,298
Lump sum payoffs	(260,874)	(59,880)
Scheduled principal repayments	(3,186)	(5,570)
Notes, net:
Proceeds	—	497,470
Lump sum payoffs	(500,000)	—
Line of credit and commercial paper:
Commercial paper proceeds	5,140,685	4,305,170
Commercial paper repayments	(5,266,158)	(4,690,000)
Finance ground lease principal payments	(1,845)	(349)
Proceeds from Employee Share Purchase Plan (ESPP)	3,280	3,455
Proceeds from exercise of options	21,021	68,807
Payment of offering costs	(739)	(267)
Other financing activities, net	(31)	(31)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(32,178)	—
Contributions – Noncontrolling Interests – Partially Owned Properties	603	—
Contributions – Noncontrolling Interests – Operating Partnership	1	—
Distributions:
Common Shares	(696,679)	(674,531)
Preferred Shares	(2,318)	(2,318)
Noncontrolling Interests – Operating Partnership	(22,735)	(23,949)
Noncontrolling Interests – Partially Owned Properties	(18,236)	(4,461)
Net cash provided by (used for) financing activities	(1,602,333)	(541,603)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(238,769)	127,021
Cash and cash equivalents and restricted deposits, beginning of period	360,236	99,728
Cash and cash equivalents and restricted deposits, end of period	$121,467	$226,749

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$44,788	$39,707
Restricted deposits	76,679	187,042
Total cash and cash equivalents and restricted deposits, end of period	$121,467	$226,749

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$221,218	$199,799
Net cash paid (received) for income and other taxes	$728	$1,040
Amortization of deferred financing costs:
Investment in real estate, net	$(380)	$(227)
Other assets	$1,754	$1,754
Mortgage notes payable, net	$1,620	$1,702
Notes, net	$3,427	$2,943
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,865	$2,069
Notes, net	$2,258	$1,865
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(9)
Accumulated other comprehensive income	$9,987	$7,000
Write-off of pursuit costs:
Investment in real estate, net	$948	$3,000
Investments in unconsolidated entities	$2,197	$—
Other assets	$151	$533
Accounts payable and accrued expenses	$—	$24
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$2,517	$2,062
Other liabilities	$939	$966
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(23,413)	$—
Accumulated other comprehensive income	$23,413	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(1,312)	$(12,260)
Investments in unconsolidated entities	$(2,869)	$(105)
Investments in unconsolidated entities – development/other:
Investment in real estate, net	$—	$967
Investments in unconsolidated entities	$(85,839)	$(8,251)
Other liabilities	$(1,290)	$(2,010)
Debt financing costs:
Other assets	$(45)	$228
Mortgage notes payable, net	$(228)	$(2,344)
Notes, net	$(100)	$(4,331)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(224)	$11,308
Lease liabilities	$224	$(11,308)
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$4,201	$1,430
Other assets	$(4,201)	$(1,430)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2022	2021	2022	2021
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,755	$3,723	$3,761	$3,744
Conversion of OP Units into Common Shares	—	11	—	—
Exercise of share options	4	14	—	6
Employee Share Purchase Plan (ESPP)	1	1	1	—
Share-based employee compensation expense:
Restricted shares	2	1	—	—
Balance, end of period	$3,762	$3,750	$3,762	$3,750
PAID IN CAPITAL
Balance, beginning of period	$9,121,122	$9,128,599	$9,229,738	$9,110,121
Common Share Issuance:
Conversion of OP Units into Common Shares	1,680	68,246	196	1,597
Exercise of share options	21,017	68,793	2,093	29,178
Employee Share Purchase Plan (ESPP)	3,279	3,454	901	788
Share-based employee compensation expense:
Restricted shares	9,524	6,571	2,165	1,758
Share options	1,856	2,541	466	565
ESPP discount	637	798	217	165
Offering costs	(739)	(267)	(252)	(267)
Supplemental Executive Retirement Plan (SERP)	(269)	(1,335)	—	722
Acquisition of Noncontrolling Interests – Partially Owned Properties	(27,383)	—	(28)	—
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	127,570	(119,237)	29,430	(17,271)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	9,156	(27,085)	2,524	3,722
Balance, end of period	$9,267,450	$9,131,078	$9,267,450	$9,131,078
RETAINED EARNINGS
Balance, beginning of period	$1,827,063	$1,399,715	$1,649,960	$1,321,875
Net income attributable to controlling interests	617,891	805,876	323,025	431,951
Common Share distributions	(705,529)	(676,158)	(235,105)	(225,938)
Preferred Share distributions	(2,318)	(2,318)	(773)	(773)
Balance, end of period	$1,737,107	$1,527,115	$1,737,107	$1,527,115
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(34,272)	$(43,666)	$(30,650)	$(39,029)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	23,413	—	24,672	—
Losses reclassified into earnings from other comprehensive income	9,987	7,000	5,106	2,363
Balance, end of period	$(872)	$(36,666)	$(872)	$(36,666)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$1.875	$1.8075	$0.625	$0.6025

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2022	2021	2022	2021
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$214,094	$233,162	$216,326	$205,691
Issuance of restricted units to Noncontrolling Interests	1	—	—	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(1,680)	(68,257)	(196)	(1,597)
Equity compensation associated with Noncontrolling Interests	16,502	14,173	3,343	3,642
Net income attributable to Noncontrolling Interests	21,024	27,903	10,997	14,847
Distributions to Noncontrolling Interests	(23,078)	(23,366)	(7,590)	(7,367)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	870	(1,745)	(1,779)	(2,539)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(9,156)	27,085	(2,524)	(3,722)
Balance, end of period	$218,577	$208,955	$218,577	$208,955
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$18,166	$4,673	$(1,734)	$2,365
Net income attributable to Noncontrolling Interests	2,726	1,957	1,143	534
Contributions by Noncontrolling Interests	603	—	—	—
Distributions to Noncontrolling Interests	(18,267)	(4,492)	(1,004)	(761)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(4,795)	—	28	—
Balance, end of period	$(1,567)	$2,138	$(1,567)	$2,138

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30,	December 31,
	2022	2021
ASSETS
Land	$5,580,878	$5,814,790
Depreciable property	22,251,673	22,370,811
Projects under development	89,347	24,307
Land held for development	60,165	62,998
Investment in real estate	27,982,063	28,272,906
Accumulated depreciation	(8,813,578)	(8,354,282)
Investment in real estate, net	19,168,485	19,918,624
Investments in unconsolidated entities	256,311	127,448
Cash and cash equivalents	44,788	123,832
Restricted deposits	76,679	236,404
Right-of-use assets	465,814	474,713
Other assets	253,328	288,220
Total assets	$20,265,405	$21,169,241

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,967,827	$2,191,201
Notes, net	5,340,807	5,835,222
Line of credit and commercial paper	189,557	315,030
Accounts payable and accrued expenses	175,843	107,013
Accrued interest payable	49,652	69,510
Lease liabilities	309,548	312,335
Other liabilities	287,955	353,102
Security deposits	69,247	66,141
Distributions payable	242,695	233,502
Total liabilities	8,633,131	9,483,056

Commitments and contingencies

Redeemable Limited Partners	370,537	498,977
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	11,008,319	10,951,940
Limited Partners	218,577	214,094
Accumulated other comprehensive income (loss)	(872)	(34,272)
Total partners’ capital	11,263,304	11,169,042
Noncontrolling Interests – Partially Owned Properties	(1,567)	18,166
Total capital	11,261,737	11,187,208
Total liabilities and capital	$20,265,405	$21,169,241

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2022	2021	2022	2021
REVENUES
Rental income	$2,035,477	$1,818,867	$695,099	$623,206

EXPENSES
Property and maintenance	365,277	341,261	124,048	116,461
Real estate taxes and insurance	302,899	297,780	100,361	96,909
Property management	83,035	74,357	25,729	23,772
General and administrative	47,033	43,102	13,372	13,041
Depreciation	667,896	616,032	214,129	215,397
Total expenses	1,466,140	1,372,532	477,639	465,580

Net gain (loss) on sales of real estate properties	304,346	587,623	196,551	363,928

Operating income	873,683	1,033,958	414,011	521,554

Interest and other income	4,844	25,293	720	973
Other expenses	(9,191)	(10,908)	(3,755)	(3,456)
Interest:
Expense incurred, net	(217,093)	(202,733)	(72,412)	(68,251)
Amortization of deferred financing costs	(6,421)	(6,172)	(2,220)	(2,048)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	645,822	839,438	336,344	448,772
Income and other tax (expense) benefit	(725)	(679)	(152)	(284)
Income (loss) from investments in unconsolidated entities	(3,456)	(3,028)	(1,027)	(1,156)
Net gain (loss) on sales of land parcels	—	5	—	—
Net income	641,641	835,736	335,165	447,332
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,726)	(1,957)	(1,143)	(534)
Net income attributable to controlling interests	$638,915	$833,779	$334,022	$446,798
ALLOCATION OF NET INCOME:
Preference Units	$2,318	$2,318	$773	$773

General Partner	$615,573	$803,558	$322,252	$431,178
Limited Partners	21,024	27,903	10,997	14,847
Net income available to Units	$636,597	$831,461	$333,249	$446,025

Earnings per Unit – basic:
Net income available to Units	$1.64	$2.15	$0.86	$1.15
Weighted average Units outstanding	387,603	385,841	387,745	386,327

Earnings per Unit – diluted:
Net income available to Units	$1.63	$2.14	$0.86	$1.15
Weighted average Units outstanding	389,394	387,642	389,300	388,374

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2022	2021	2022	2021
Comprehensive income:
Net income	$641,641	$835,736	$335,165	$447,332
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	23,413	—	24,672	—
Losses reclassified into earnings from other comprehensive income	9,987	7,000	5,106	2,363
Other comprehensive income (loss)	33,400	7,000	29,778	2,363
Comprehensive income	675,041	842,736	364,943	449,695
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,726)	(1,957)	(1,143)	(534)
Comprehensive income attributable to controlling interests	$672,315	$840,779	$363,800	$449,161

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$641,641	$835,736
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	667,896	616,032
Amortization of deferred financing costs	6,421	6,172
Amortization of above/below market lease intangibles	—	(154)
Amortization of discounts and premiums on debt	4,123	3,934
Amortization of deferred settlements on derivative instruments	9,978	6,991
Amortization of right-of-use assets	9,123	10,286
Write-off of pursuit costs	3,296	3,557
(Income) loss from investments in unconsolidated entities	3,456	3,028
Distributions from unconsolidated entities – return on capital	251	—
Net (gain) loss on sales of real estate properties	(304,346)	(587,623)
Net (gain) loss on sales of land parcels	—	(5)
Realized (gain) loss on sale of investment securities	(2,061)	(23,432)
Compensation paid with Company Common Shares	24,559	21,919
Changes in assets and liabilities:
(Increase) decrease in other assets	20,734	16,269
Increase (decrease) in accounts payable and accrued expenses	76,274	69,170
Increase (decrease) in accrued interest payable	(19,858)	(9,119)
Increase (decrease) in lease liabilities	(1,166)	(4,112)
Increase (decrease) in other liabilities	(23,199)	5,427
Increase (decrease) in security deposits	3,106	4,137
Net cash provided by operating activities	1,120,228	978,213
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(113,046)	(1,022,275)
Investment in real estate – development/other	(81,889)	(172,850)
Capital expenditures to real estate	(141,707)	(107,706)
Non-real estate capital additions	(2,232)	(1,251)
Interest capitalized for real estate and unconsolidated entities under development	(4,181)	(12,365)
Proceeds from disposition of real estate, net	720,302	1,014,328
Investments in unconsolidated entities – acquisitions	(49,330)	(21,787)
Investments in unconsolidated entities – development/other	(87,129)	(9,294)
Distributions from unconsolidated entities – return of capital	9	4
Purchase of investment securities and other investments	(1,045)	(167,791)
Proceeds from sale of investment securities	3,584	191,398
Net cash provided by (used for) investing activities	243,336	(309,589)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(373)	$(6,447)
Mortgage notes payable, net:
Proceeds	37,429	51,298
Lump sum payoffs	(260,874)	(59,880)
Scheduled principal repayments	(3,186)	(5,570)
Notes, net:
Proceeds	—	497,470
Lump sum payoffs	(500,000)	—
Line of credit and commercial paper:
Commercial paper proceeds	5,140,685	4,305,170
Commercial paper repayments	(5,266,158)	(4,690,000)
Finance ground lease principal payments	(1,845)	(349)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	3,280	3,455
Proceeds from exercise of EQR options	21,021	68,807
Payment of offering costs	(739)	(267)
Other financing activities, net	(31)	(31)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(32,178)	—
Contributions – Noncontrolling Interests – Partially Owned Properties	603	—
Contributions – Limited Partners	1	—
Distributions:
OP Units – General Partner	(696,679)	(674,531)
Preference Units	(2,318)	(2,318)
OP Units – Limited Partners	(22,735)	(23,949)
Noncontrolling Interests – Partially Owned Properties	(18,236)	(4,461)
Net cash provided by (used for) financing activities	(1,602,333)	(541,603)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(238,769)	127,021
Cash and cash equivalents and restricted deposits, beginning of period	360,236	99,728
Cash and cash equivalents and restricted deposits, end of period	$121,467	$226,749

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$44,788	$39,707
Restricted deposits	76,679	187,042
Total cash and cash equivalents and restricted deposits, end of period	$121,467	$226,749

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$221,218	$199,799
Net cash paid (received) for income and other taxes	$728	$1,040
Amortization of deferred financing costs:
Investment in real estate, net	$(380)	$(227)
Other assets	$1,754	$1,754
Mortgage notes payable, net	$1,620	$1,702
Notes, net	$3,427	$2,943
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,865	$2,069
Notes, net	$2,258	$1,865
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(9)
Accumulated other comprehensive income	$9,987	$7,000
Write-off of pursuit costs:
Investment in real estate, net	$948	$3,000
Investments in unconsolidated entities	$2,197	$—
Other assets	$151	$533
Accounts payable and accrued expenses	$—	$24
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$2,517	$2,062
Other liabilities	$939	$966
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(23,413)	$—
Accumulated other comprehensive income	$23,413	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(1,312)	$(12,260)
Investments in unconsolidated entities	$(2,869)	$(105)
Investments in unconsolidated entities – development/other:
Investment in real estate, net	$—	$967
Investments in unconsolidated entities	$(85,839)	$(8,251)
Other liabilities	$(1,290)	$(2,010)
Debt financing costs:
Other assets	$(45)	$228
Mortgage notes payable, net	$(228)	$(2,344)
Notes, net	$(100)	$(4,331)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(224)	$11,308
Lease liabilities	$224	$(11,308)
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$4,201	$1,430
Other assets	$(4,201)	$(1,430)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2022	2021	2022	2021
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of period	$10,951,940	$10,532,037	$10,883,459	$10,435,740
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	1,680	68,257	196	1,597
Exercise of EQR share options	21,021	68,807	2,093	29,184
EQR’s Employee Share Purchase Plan (ESPP)	3,280	3,455	902	788
Share-based employee compensation expense:
EQR restricted shares	9,526	6,572	2,165	1,758
EQR share options	1,856	2,541	466	565
EQR ESPP discount	637	798	217	165
Net income available to Units – General Partner	615,573	803,558	322,252	431,178
OP Units – General Partner distributions	(705,529)	(676,158)	(235,105)	(225,938)
Offering costs	(739)	(267)	(252)	(267)
Supplemental Executive Retirement Plan (SERP)	(269)	(1,335)	—	722
Acquisition of Noncontrolling Interests – Partially Owned Properties	(27,383)	—	(28)	—
Change in market value of Redeemable Limited Partners	127,570	(119,237)	29,430	(17,271)
Adjustment for Limited Partners ownership in Operating Partnership	9,156	(27,085)	2,524	3,722
Balance, end of period	$11,008,319	$10,661,943	$11,008,319	$10,661,943
LIMITED PARTNERS
Balance, beginning of period	$214,094	$233,162	$216,326	$205,691
Issuance of restricted units to Limited Partners	1	—	—	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(1,680)	(68,257)	(196)	(1,597)
Equity compensation associated with Units – Limited Partners	16,502	14,173	3,343	3,642
Net income available to Units – Limited Partners	21,024	27,903	10,997	14,847
Units – Limited Partners distributions	(23,078)	(23,366)	(7,590)	(7,367)
Change in carrying value of Redeemable Limited Partners	870	(1,745)	(1,779)	(2,539)
Adjustment for Limited Partners ownership in Operating Partnership	(9,156)	27,085	(2,524)	(3,722)
Balance, end of period	$218,577	$208,955	$218,577	$208,955
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(34,272)	$(43,666)	$(30,650)	$(39,029)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	23,413	—	24,672	—
Losses reclassified into earnings from other comprehensive income	9,987	7,000	5,106	2,363
Balance, end of period	$(872)	$(36,666)	$(872)	$(36,666)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$1.875	$1.8075	$0.625	$0.6025

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2022	2021	2022	2021
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$18,166	$4,673	$(1,734)	$2,365
Net income attributable to Noncontrolling Interests	2,726	1,957	1,143	534
Contributions by Noncontrolling Interests	603	—	—	—
Distributions to Noncontrolling Interests	(18,267)	(4,492)	(1,004)	(761)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(4,795)	—	28	—
Balance, end of period	$(1,567)	$2,138	$(1,567)	$2,138

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

EQR is the general partner of, and as of September 30, 2022 owned an approximate 96.7% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of September 30, 2022, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 308 properties located in 10 states and the District of Columbia consisting of 79,594 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	293	76,480
Partially Owned Properties – Consolidated	15	3,114
	308	79,594

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

In March 2020, the FASB issued an amendment to the reference rate reform standard which provides the option for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on contract modifications and hedge accounting. The new standard was effective for the Company upon issuance and elections can be made through December 31, 2022, subject to a proposed extension to December 31, 2024. The Company elected to apply the hedge accounting expedients and application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the nine months ended September 30, 2022 and 2021:

	2022	2021
Common Shares
Common Shares outstanding at January 1,	375,527,195	372,302,000
Common Shares Issued:
Conversion of OP Units	37,661	1,153,963
Exercise of share options	381,384	1,401,755
Employee Share Purchase Plan (ESPP)	49,662	59,297
Restricted share grants, net	173,351	85,573
Common Shares outstanding at September 30,	376,169,253	375,002,588
Units
Units outstanding at January 1,	12,659,027	13,858,073
Restricted unit grants, net	223,242	155,638
Conversion of OP Units to Common Shares	(37,661)	(1,153,963)
Units outstanding at September 30,	12,844,608	12,859,748
Total Common Shares and Units outstanding at September 30,	389,013,861	387,862,336
Units Ownership Interest in Operating Partnership	3.3%	3.3%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the nine months ended September 30, 2022 and 2021:

	2022	2021
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	388,186,222	386,160,073
Issued to General Partner:
Exercise of EQR share options	381,384	1,401,755
EQR’s Employee Share Purchase Plan (ESPP)	49,662	59,297
EQR’s restricted share grants, net	173,351	85,573
Issued to Limited Partners:
Restricted unit grants, net	223,242	155,638
General and Limited Partner Units outstanding at September 30,	389,013,861	387,862,336
Limited Partner Units
Limited Partner Units outstanding at January 1,	12,659,027	13,858,073
Limited Partner restricted unit grants, net	223,242	155,638
Conversion of Limited Partner OP Units to EQR Common Shares	(37,661)	(1,153,963)
Limited Partner Units outstanding at September 30,	12,844,608	12,859,748
Limited Partner Units Ownership Interest in Operating Partnership	3.3%	3.3%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at September 30, 2022 and December 31, 2021.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2022 and 2021, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $370.5 million and $459.9 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the nine months ended September 30, 2022 and 2021, respectively (amounts in thousands):

	2022	2021
Balance at January 1,	$498,977	$338,951
Change in market value	(127,570)	119,237
Change in carrying value	(870)	1,745
Balance at September 30,	$370,537	$459,933

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of September 30, 2022 and December 31, 2021:

			Amounts in thousands
		Annual
	Call	Dividend Per	September 30,	December 31,
	Date (1)	Share/Unit (2)	2022	2021
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of September 30, 2022 and December 31, 2021	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280
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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. In May 2022, the Company replaced the prior program with a new program with the authority to issue up to 13.0 million shares as of September 30, 2022 and which extended the program maturity to May 2025. Forward sale agreements under the ATM program allow the Company, at its election, to settle the agreements by issuing Common Shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement or, alternatively, to settle the agreements in whole or in part through the delivery or receipt of Common Shares or cash. Issuances of shares under these forward sale agreements are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreements are recorded in the consolidated financial statements until settlement occurs. Prior to any settlements, the only impact to the consolidated financial statements is the inclusion of incremental shares, if any, within the calculation of diluted net income per share using the treasury stock method (see Note 11 for additional discussion). The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current overnight federal funds rate and the amount of dividends paid to holders of the Company’s Common Shares over the term of the forward sale agreement.

As of September 30, 2022, the Company had entered into forward sale agreements under the prior program for a total of approximately 1.7 million Common Shares at a weighted average initial forward price per share of $83.25. All of these forward sale agreements were entered into during the quarter ended September 30, 2021. As of September 30, 2022, these forward sale agreements have not been settled and must be settled by March 2023. See Note 14 for additional discussion.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program. No open market repurchases have occurred since 2008, and no repurchases of any kind have occurred since February 2014. As of September 30, 2022, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Land	$5,580,878	$5,814,790
Depreciable property:
Buildings and improvements	19,445,470	19,632,284
Furniture, fixtures and equipment	2,295,387	2,220,203
In-Place lease intangibles	510,816	518,324
Projects under development:
Land	3,201	—
Construction-in-progress	86,146	24,307
Land held for development:
Land	46,160	46,160
Construction-in-progress	14,005	16,838
Investment in real estate	27,982,063	28,272,906
Accumulated depreciation	(8,813,578)	(8,354,282)
Investment in real estate, net	$19,168,485	$19,918,624

During the nine months ended September 30, 2022, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	1	172	$113,000
Total	1	172	$113,000

(1)
Purchase price includes an allocation of approximately $25.3 million to land and $87.7 million to depreciable property (inclusive of capitalized closing costs).

During the nine months ended September 30, 2022, the Company disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	3	945	$746,150
Total	3	945	$746,150

The Company recognized a net gain on sales of real estate properties of approximately $304.3 million on the above sales.

5.
Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any agreements to acquire rental properties or land parcels as of the date of filing.

The Company has entered into an agreement to dispose of the following (sales price and net book value in thousands):

	Properties	Apartment Units	Sales Price	Net Book Value at September 30, 2022
Land Parcels (one)	—	—	$5,500	$3,930
Total	—	—	$5,500	$3,930

The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above. See Note 14 for discussion of the properties acquired or disposed of, if any, subsequent to September 30, 2022.

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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of September 30, 2022:

	Operating Properties (1)		Project Under Development (2)
	Properties	Apartment Units	Project	Apartment Units
Consolidated Joint Ventures (VIE)	15	3,114	1	312

(1)
During the nine months ended September 30, 2022, the Company acquired its joint venture partner’s 25% interest in a 432-unit apartment property for $32.2 million, and the property is now wholly owned. In connection with the buyout, the carrying amount of the Noncontrolling Interests – Partially Owned Properties totaling $4.8 million was reduced to zero and the remaining $27.4 million was recorded to paid in capital/general partner capital.
(2)
The land under this project is subject to a long-term ground lease.

The following table provides consolidated assets and liabilities related to the VIEs discussed above as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Consolidated Assets	$675,974	$912,955
Consolidated Liabilities	$148,071	$251,424

Certain consolidated joint ventures in which we have investments obtained mortgage debt to finance a portion of their activities. The following table and information summarizes the variable rate construction mortgage debt that is non-recourse to the Company at September 30, 2022 (aggregate and amounts borrowed under loan commitments in thousands):

	Recently Completed Operating Property (1)	Project Under Development
Number of joint ventures with debt financing	1	1
Aggregate loan commitments	$67,589	$73,344
Amounts borrowed under loan commitments (2)	$64,816	$34,356
Maturity dates	2023	2025

(1)
The maturity date of the construction loan was extended to June 25, 2023.
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

The following table and information summarizes the Company’s investments in unconsolidated entities as of September 30, 2022 and December 31, 2021 (amounts in thousands except for ownership percentage):

	September 30, 2022	December 31, 2021	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$36,372	$36,024	Varies
Projects Under Development and Land Held for Development (VIE)	195,974	72,488	62% - 95% (1)
Real Estate Technology Funds/Companies (VIE)	24,206	19,347	Varies
Other	(241)	(411)	Varies
Investments in Unconsolidated Entities	$256,311	$127,448

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of September 30, 2022:

	Real Estate Holdings (1)	Projects Under Development (2), (5)		Land Held for Development (2), (3)
	Entities	Projects	Apartment Units (4)	Projects	Apartment Units (4)
Unconsolidated Joint Ventures (VIE)	2	6	1,982	2	745
(1)
Represents entities that hold various real estate investments.
(2)
Represents separate unconsolidated joint ventures for the purpose of developing multifamily rental properties.
(3)
Represents separate unconsolidated joint ventures that have not yet started but are expected to start construction in the fourth quarter of 2022 and the second quarter of 2023.
(4)
Represents the intended number of apartment units to be developed.
(5)
The land parcel under one of the projects is subject to a long-term ground lease.

New Development Joint Ventures

The following table provides information on total unconsolidated development joint ventures entered into during the nine months ended September 30, 2022 (amounts in thousands except for number of unconsolidated joint ventures):

Number of unconsolidated joint ventures (1)	2
Apartment units (2)	797
Investments in unconsolidated entities – acquisitions	$49,330

(1)
The entities qualify as VIEs, but the Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the VIE’s performance. Therefore, the entities are unconsolidated and recorded using the equity method of accounting. See Note 2 of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021 for additional discussion.
(2)
Represents the intended number of apartment units to be developed.

7.
Restricted Deposits

The following table presents the Company’s restricted deposits as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Mortgage escrow deposits:
Replacement reserves	$12,213	$11,156
Mortgage principal reserves/sinking funds	23,484	19,104
Mortgage escrow deposits	35,697	30,260
Restricted cash:
Tax-deferred (1031) exchange proceeds	—	166,362
Earnest money on pending acquisitions	—	2,000
Restricted deposits on real estate investments	235	284
Resident security and utility deposits	38,458	35,663
Other	2,289	1,835
Restricted cash	40,982	206,144
Restricted deposits	$76,679	$236,404

8.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The Company generates the majority of its lease revenue from residential apartment leases that are generally twelve months or less in length. The residential apartment leases may include lease income related to such items as utility recoveries, parking rent, storage rent and pet rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis. Residential leases are renewable upon consent of both parties on an annual or monthly basis.

The Company also generates lease revenue from non-residential leases that are generally for terms ranging between five to ten years. The non-residential leases generally consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents. The non-residential leases may include lease income related to such items as utility recoveries, parking rent and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. The collection of lease payments at lease commencement is probable and therefore the Company subsequently recognizes lease income over the lease term on a straight-line basis. Non-residential leases are renewable with market-based renewal options.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$1,812,928	$48,279	$1,861,207	$1,629,778	$45,680	$1,675,458
Utility recoveries (RUBS income) (1)	59,826	596	60,422	55,331	519	55,850
Parking rent	32,546	322	32,868	30,403	465	30,868
Other lease revenue (2)	(4,016)	(568)	(4,584)	(19,442)	2,914	(16,528)
Total lease revenue	$1,901,284	$48,629	1,949,913	$1,696,070	$49,578	1,745,648
Parking revenue			27,701			18,455
Other revenue			57,863			54,764
Total other rental income (3)			85,564			73,219
Rental income			$2,035,477			$1,818,867
(1)
RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)
Other lease revenue consists of the revenue adjustment related to bad debt and other miscellaneous lease revenue.
(3)
Other rental income is accounted for under the revenue recognition standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the quarters ended September 30, 2022 and 2021 (amounts in thousands):

	Quarter Ended September 30, 2022			Quarter Ended September 30, 2021
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$620,880	$16,184	$637,064	$551,474	$14,443	$565,917
Utility recoveries (RUBS income) (1)	20,243	227	20,470	18,798	189	18,987
Parking rent	10,840	120	10,960	10,513	103	10,616
Other lease revenue (2)	(3,127)	(371)	(3,498)	(472)	1,776	1,304
Total lease revenue	$648,836	$16,160	664,996	$580,313	$16,511	596,824
Parking revenue			9,270			6,883
Other revenue			20,833			19,499
Total other rental income (3)			30,103			26,382
Rental income			$695,099			$623,206
(1)
RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)
Other lease revenue consists of the revenue adjustment related to bad debt and other miscellaneous lease revenue.
(3)
Other rental income is accounted for under the revenue recognition standard.

The following table presents residential and non-residential accounts receivable and straight-line receivable balances for the Company’s properties as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	Residential			Non-Residential
Balance Sheet (Other assets):	September 30, 2022		December 31, 2021	September 30, 2022	December 31, 2021
Resident/tenant accounts receivable balances	$34,939		$37,959	$3,951	$3,218
Allowance for doubtful accounts	(30,543)		(33,121)	(2,767)	(2,365)
Net receivable balances	$4,396	(1)	$4,838	$1,184	$853

Straight-line receivable balances	$3,466		$7,460	$13,792	$13,021
(1)
The Company held residential security deposits approximating 53.9% of the net residential receivable balance at September 30, 2022.

The following table presents residential bad debt for the Company’s properties for the nine months and quarters ended September 30, 2022 and 2021 (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
Income Statement (Rental income):	2022	2021	2022	2021
Bad debt, net (1)	$14,854	$29,751	$6,707	$3,979
% of rental income	0.8%	1.7%	1.0%	0.7%
(1)
Bad debt, net benefited from additional resident payments due to governmental rental assistance programs of approximately $32.5 million and $18.5 million for the nine months ended September 30, 2022 and 2021, respectively, and $8.0 million and $13.5 million for the quarters ended September 30, 2022 and 2021, respectively. The resident payments from governmental rental assistance decreased in the third quarter of 2022 as compared to the prior year period as these programs wind down.

9.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the nine months ended September 30, 2022 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the nine months ended September 30, 2022 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2021	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of September 30, 2022
Fixed Rate Debt:
Secured – Conventional	$1,896,472	$—		$(260,874)	$(3,147)	$935	$956	$1,634,342
Floating Rate Debt:
Secured – Conventional	59,890	37,429	(2)	—	(39)	—	331	97,611
Secured – Tax Exempt	234,839	—		—	—	930	105	235,874
Floating Rate Debt	294,729	37,429		—	(39)	930	436	333,485
Total	$2,191,201	$37,429		$(260,874)	$(3,186)	$1,865	$1,392	$1,967,827

(1)
Represents amortization of deferred financing costs, net of debt financing costs.
(2)
See Note 6 for additional discussion of the variable rate construction mortgage debt.

The following table summarizes certain interest rate and maturity date information as of and for the nine months ended September 30, 2022:

September 30, 2022
Interest Rate Ranges	0.10% - 4.21%
Weighted Average Interest Rate	3.39%
Maturity Date Ranges	2023-2061

As of September 30, 2022, the Company had $250.0 million of secured debt (primarily tax-exempt bonds) subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the nine months ended September 30, 2022 (amounts in thousands):

	Notes, net as of December 31, 2021	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of September 30, 2022
Fixed Rate Debt:
Unsecured – Public	$5,835,222	$—	$(500,000)	$2,258	$3,327	$5,340,807

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the nine months ended September 30, 2022:

September 30, 2022
Interest Rate Ranges	1.85% - 7.57%
Weighted Average Interest Rate	3.65%
Maturity Date Ranges	2025-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for the nine months ended September 30, 2022.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing November 1, 2024. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be LIBOR plus a spread (currently 0.775%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating. The Company did not borrow any amounts under its revolving credit facility during the nine months ended September 30, 2022.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.0 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness. The notes bear interest at various floating rates with a weighted average interest rate of 1.18% for the nine months ended September 30, 2022 and a weighted average maturity of 28 days as of September 30, 2022. The weighted average amount outstanding for the nine months ended September 30, 2022 was approximately $177.9 million.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of September 30, 2022 (amounts in thousands):

September 30, 2022
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(190,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,463)
Unsecured revolving credit facility availability	$2,306,537

Other

The following table summarizes the Company’s total debt extinguishment costs recorded as additional interest expense for the nine months and quarters ended September 30, 2022 and 2021 (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2022	2021	2022	2021
Write-offs of unamortized deferred financing costs	$369	$264	$277	$—
Write-offs of unamortized (premiums)/discounts/OCI	3,947	—	3,570	—
Total	$4,316	$264	$3,847	$—

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at September 30, 2022 and December 31, 2021, respectively (amounts in thousands):

	September 30, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,967,827	$1,811,596	$2,191,201	$2,193,689
Unsecured debt, net	5,530,364	4,893,686	6,150,252	6,798,309
Total debt, net	$7,498,191	$6,705,282	$8,341,453	$8,991,998

The following table summarizes the Company’s consolidated derivative instruments at September 30, 2022 (dollar amounts are in thousands):

Forward Starting Swaps (1)
Current Notional Balance	$350,000
Lowest Interest Rate	2.447%
Highest Interest Rate	2.972%
Maturity Date	2033
(1)
Forward Starting Swaps – Designed to partially fix interest rates in advance of planned future debt issuances. These swaps have mandatory counterparty terminations in 2024 and are targeted for certain 2023 debt issuances.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at September 30, 2022 and December 31, 2021, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	9/30/2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$23,413	$—	$23,413	$—
Supplemental Executive Retirement Plan	Other Assets	125,585	125,585	—	—
Total		$148,998	$125,585	$23,413	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$125,585	$125,585	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$370,537	$—	$370,537	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$164,650	$164,650	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$164,650	$164,650	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$498,977	$—	$498,977	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2022 and 2021, respectively (amounts in thousands):

September 30, 2022 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$23,413	Interest expense	$(9,987)
Total	$23,413		$(9,987)

September 30, 2021 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(7,000)
Total	$—		$(7,000)

As of September 30, 2022 and December 31, 2021, there were approximately $0.9 million and $34.3 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and unsettled derivative instruments, of which an estimated $3.8 million may be recognized as additional interest expense during the twelve months ending September 30, 2023.

11.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2022	2021	2022	2021
Numerator for net income per share – basic:
Net income	$641,641	$835,736	$335,165	$447,332
Allocation to Noncontrolling Interests – Operating Partnership	(21,024)	(27,903)	(10,997)	(14,847)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,726)	(1,957)	(1,143)	(534)
Preferred distributions	(2,318)	(2,318)	(773)	(773)
Numerator for net income per share – basic	$615,573	$803,558	$322,252	$431,178
Numerator for net income per share – diluted:
Net income	$641,641	$835,736	$335,165	$447,332
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,726)	(1,957)	(1,143)	(534)
Preferred distributions	(2,318)	(2,318)	(773)	(773)
Numerator for net income per share – diluted	$636,597	$831,461	$333,249	$446,025
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	375,710	373,474	375,850	374,308
Effect of dilutive securities:
OP Units	11,893	12,367	11,895	12,019
Long-term compensation shares/units	1,785	1,801	1,555	2,047
ATM forward sales	6	—	—	—
Denominator for net income per share – diluted	389,394	387,642	389,300	388,374
Net income per share – basic	$1.64	$2.15	$0.86	$1.15
Net income per share – diluted	$1.63	$2.14	$0.86	$1.15

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2022	2021	2022	2021
Numerator for net income per Unit – basic and diluted:
Net income	$641,641	$835,736	$335,165	$447,332
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,726)	(1,957)	(1,143)	(534)
Allocation to Preference Units	(2,318)	(2,318)	(773)	(773)
Numerator for net income per Unit – basic and diluted	$636,597	$831,461	$333,249	$446,025
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	387,603	385,841	387,745	386,327
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,785	1,801	1,555	2,047
ATM forward sales	6	—	—	—
Denominator for net income per Unit – diluted	389,394	387,642	389,300	388,374
Net income per Unit – basic	$1.64	$2.15	$0.86	$1.15
Net income per Unit – diluted	$1.63	$2.14	$0.86	$1.15

12.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of September 30, 2022, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at September 30, 2022 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	2	537	$171,301
Unconsolidated	6	1,982	402,321
Total Projects Under Development	8	2,519	$573,622

(1)
The Company’s share of the $573.6 million in total project costs remaining approximates $158.8 million, with the balance funded by the Company’s joint venture partners (approximately $6.4 million) and/or applicable construction loans (approximately $408.4 million).

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

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. At September 30, 2022, the Company has invested in eight real estate technology funds and one other real estate investment fund with aggregate remaining commitments of approximately $22.1 million.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis. While the Company does maintain a non-residential presence, it accounts for approximately 3.7% of total revenues for the nine months ended September 30, 2022 and is designed as an amenity for our residential residents. The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis. The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2022 and 2021, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the nine months and quarters ended September 30, 2022 and 2021, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2022	2021	2022	2021
Rental income	$2,035,477	$1,818,867	$695,099	$623,206
Property and maintenance expense	(365,277)	(341,261)	(124,048)	(116,461)
Real estate taxes and insurance expense	(302,899)	(297,780)	(100,361)	(96,909)
Total operating expenses	(668,176)	(639,041)	(224,409)	(213,370)
Net operating income	$1,367,301	$1,179,826	$470,690	$409,836

The following tables present NOI from our rental real estate for each segment for the nine months and quarters ended September 30, 2022 and 2021, respectively, as well as total assets and capital expenditures at September 30, 2022 (amounts in thousands):

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$351,896	$103,121	$248,775	$316,206	$99,837	$216,369
Orange County	91,271	19,681	71,590	80,773	18,865	61,908
San Diego	64,540	14,574	49,966	58,210	13,892	44,318
Subtotal - Southern California	507,707	137,376	370,331	455,189	132,594	322,595

San Francisco	312,401	93,572	218,829	285,212	89,559	195,653
Washington, D.C.	306,161	102,564	203,597	290,255	97,407	192,848
New York	318,756	139,121	179,635	270,776	136,859	133,917
Seattle	210,011	59,222	150,789	190,386	61,092	129,294
Boston	194,640	60,003	134,637	173,953	57,478	116,475
Denver	32,505	9,129	23,376	28,732	8,482	20,250
Total same store	1,882,181	600,987	1,281,194	1,694,503	583,471	1,111,032

Non-same store/other
Non-same store (2)	131,693	54,236	77,457	31,305	15,256	16,049
Other (3)	21,603	12,953	8,650	93,059	40,314	52,745
Total non-same store/other	153,296	67,189	86,107	124,364	55,570	68,794

Totals	$2,035,477	$668,176	$1,367,301	$1,818,867	$639,041	$1,179,826

(1)
For the nine months ended September 30, 2022 and 2021, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2021, less properties subsequently sold, which represented 72,869 apartment units.
(2)
For the nine months ended September 30, 2022 and 2021, non-same store primarily includes properties acquired after January 1, 2021, plus any properties in lease-up and not stabilized as of January 1, 2021, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended September 30, 2022			Quarter Ended September 30, 2021
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$119,269	$34,783	$84,486	$110,180	$33,568	$76,612
Orange County	31,252	6,875	24,377	28,263	6,455	21,808
San Diego	22,129	5,018	17,111	20,283	4,717	15,566
Subtotal - Southern California	172,650	46,676	125,974	158,726	44,740	113,986

San Francisco	106,382	31,984	74,398	96,451	30,173	66,278
Washington, D.C.	106,098	35,686	70,412	98,643	34,238	64,405
New York	112,595	46,194	66,401	93,454	45,282	48,172
Seattle	72,756	20,385	52,371	63,936	20,658	43,278
Boston	66,981	20,122	46,859	58,863	19,401	39,462
Denver	11,102	3,191	7,911	9,812	2,950	6,862
All Other Markets	2,148	794	1,354	1,933	697	1,236
Total same store	650,712	205,032	445,680	581,818	198,139	383,679

Non-same store/other
Non-same store (2)	42,707	17,068	25,639	15,702	7,736	7,966
Other (3)	1,680	2,309	(629)	25,686	7,495	18,191
Total non-same store/other	44,387	19,377	25,010	41,388	15,231	26,157

Totals	$695,099	$224,409	$470,690	$623,206	$213,370	$409,836

(1)
For the quarters ended September 30, 2022 and 2021, same store primarily includes all properties acquired or completed that were stabilized prior to July 1, 2021, less properties subsequently sold, which represented 73,402 apartment units.
(2)
For the quarters ended September 30, 2022 and 2021, non-same store primarily includes properties acquired after July 1, 2021, plus any properties in lease-up and not stabilized as of July 1, 2021, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Nine Months Ended September 30, 2022
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,604,866	$21,459
Orange County	358,574	4,170
San Diego	227,344	4,206
Subtotal - Southern California	3,190,784	29,835

San Francisco	3,090,195	21,988
Washington, D.C.	3,057,549	22,596
New York	3,424,747	17,365
Seattle	2,089,219	16,569
Boston	1,692,529	16,349
Denver	477,354	939
Total same store	17,022,377	125,641

Non-same store/other
Non-same store (2)	2,517,480	15,524
Other (3)	725,548	542
Total non-same store/other	3,243,028	16,066

Totals	$20,265,405	$141,707

(1)
Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2021, less properties subsequently sold, which represented 72,869 apartment units.
(2)
Non-same store primarily includes properties acquired after January 1, 2021, plus any properties in lease-up and not stabilized as of January 1, 2021, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and capital expenditures for properties sold.

14.
Subsequent Events

Subsequent to September 30, 2022, the Company:

•
Settled all of the forward sales agreements outstanding as of September 30, 2022 for a total of 1,740,550 Common Shares, at a weighted average forward price per share of $80.22, which is inclusive of adjustments made to reflect the then-current federal funds rate and the amount of dividends paid to holders of the Company's Common Shares, for net proceeds of approximately $139.6 million. Concurrent with this transaction, ERPOP issued the same amount of OP Units to EQR in exchange for the net proceeds. See Note 3 for additional discussion of the Company’s ATM program;
•
Replaced its existing $2.5 billion facility with a new $2.5 billion unsecured revolving credit facility maturing October 26, 2027; and
•
Entered into $50.0 million of forward starting swaps to hedge changes in interest rates related to future taxable secured or unsecured debt issuances.

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

EQR is the general partner of, and as of September 30, 2022 owned an approximate 96.7% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Results of Operations

2022 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the nine months ended September 30, 2022:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2021	310	80,407
Acquisitions:
Consolidated Rental Properties	1	172	$113,000	3.5%
Unconsolidated Land Parcels (1)	—	—	$56,886

			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(3)	(945)	$(746,150)	(3.4%)

Configuration Changes	—	(40)
9/30/2022	308	79,594

(1)
The purchase price listed represents the total consideration for the closing of the respective joint ventures.

Acquisitions

•
The consolidated property acquired during the nine months ended September 30, 2022 was located in San Diego, CA; and
•
During the nine months ended September 30, 2022, the Company acquired its joint venture partner’s 25% interest in a 432-unit apartment property in Chevy Chase, MD for $32.2 million, and the property is now wholly owned.

Dispositions

•
The consolidated properties disposed of during the nine months ended September 30, 2022 were located in New York City (2) and Washington, D.C. and the sales generated an Unlevered IRR of 5.3%.

Developments

•
The Company commenced construction on one consolidated and three unconsolidated apartment properties during the nine months ended September 30, 2022, located in Santa Clara, CA, Fort Worth, TX, Frisco, TX and Dallas, TX, consisting of 1,278 apartment units in the aggregate totaling approximately $417.7 million of expected development costs;
•
The Company stabilized one consolidated apartment property during the nine months ended September 30, 2022, located in Bethesda, MD, consisting of 154 apartment units totaling approximately $73.0 million of development costs; and
•
The Company spent approximately $155.6 million during the nine months ended September 30, 2022, primarily for consolidated and unconsolidated development projects.

Investments in Unconsolidated Entities

•
The Company entered into two separate unconsolidated joint ventures during the nine months ended September 30, 2022 for the purpose of developing vacant land parcels in Frisco, TX and Wakefield, MA. The Company’s total investment in these two joint ventures is approximately $63.2 million as of September 30, 2022. One of the projects is related to the Company’s joint venture development program with Toll Brothers, Inc. (“Toll”), which commenced construction during the first quarter of 2022 prior to our entrance into the joint venture.

See Notes 4, 6 and 14 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments and investments in partially owned entities.

Future Outlook

•
The Company assumes consolidated rental acquisitions of approximately $113.0 million and consolidated rental dispositions of approximately $746.0 million during the year ending December 31, 2022. Given current uncertainty in the transaction environment, the Company’s acquisition and disposition assumptions reflect no additional activities beyond one land parcel sale for $5.5 million currently under contract and scheduled to close in the fourth quarter of 2022; and
•
We currently anticipate spending approximately $200.0 million on development costs during the year ending December 31, 2022, primarily for consolidated and unconsolidated properties currently under construction (amount only includes our share of development costs).

The above 2022 assumptions are based on current expectations and are forward-looking.

Comparison of the nine months and quarter ended September 30, 2022 to the nine months and quarter ended September 30, 2021

The following table presents a reconciliation of diluted earnings per share/unit for the nine months and quarter ended September 30, 2022 as compared to the same period in 2021:

	Nine Months Ended September 30	Quarter Ended September 30
Diluted earnings per share/unit for period ended 2021	$2.14	$1.15
Property NOI	0.49	0.17
Interest expense	(0.03)	—
Corporate overhead (1)	(0.03)	(0.01)
Net gain/loss on property sales	(0.73)	(0.43)
Non-operating asset gains/losses	(0.06)	—
Depreciation expense	(0.13)	—
Other	(0.02)	(0.02)
Diluted earnings per share/unit for period ended 2022	$1.63	$0.86

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store results (amounts in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
Operating income	$873,683	$1,033,958	$(160,275)	(15.5)%
Adjustments:
Property management	83,035	74,357	8,678	11.7%
General and administrative	47,033	43,102	3,931	9.1%
Depreciation	667,896	616,032	51,864	8.4%
Net (gain) loss on sales of real estate properties	(304,346)	(587,623)	283,277	(48.2)%
Total NOI	$1,367,301	$1,179,826	$187,475	15.9%
Rental income:
Same store	$1,882,181	$1,694,503	$187,678	11.1%
Non-same store/other	153,296	124,364	28,932	23.3%
Total rental income	2,035,477	1,818,867	216,610	11.9%
Operating expenses:
Same store	600,987	583,471	17,516	3.0%
Non-same store/other	67,189	55,570	11,619	20.9%
Total operating expenses	668,176	639,041	29,135	4.6%
NOI:
Same store	1,281,194	1,111,032	170,162	15.3%
Non-same store/other	86,107	68,794	17,313	25.2%
Total NOI	$1,367,301	$1,179,826	$187,475	15.9%

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
•
The increase in same store operating expenses is due primarily to:
•
Utilities – An $11.0 million increase primarily from gas and electric due to higher commodity prices;
•
Repairs and maintenance – A $6.8 million increase primarily driven by volume and timing of maintenance and repairs along with increases in minimum wage on contracted services; and
•
On-site payroll – A $4.5 million decrease due to improved sales and service staff utilization from various technology initiatives and higher than usual staffing vacancies during the current period.
•
The increase in non-same store/other NOI is due primarily to a positive impact of higher NOI from properties acquired during 2021 and 2022 of $45.2 million and higher NOI from development properties in lease-up of $14.6 million, partially offset by a negative impact of lost NOI from 2021 and 2022 dispositions of $41.1 million and a negative impact of $1.2 million in lower NOI from one former master-leased property and two properties that have been removed from same store while undergoing major renovations.
•
The increase in consolidated total NOI is primarily a result of the Company’s higher NOI from same store properties, largely due to improvement in same store revenues as noted above. Operating expense growth remains modest due to a combination of continued success in managing controllable expenses and modest growth in real estate tax expense (increased by only $1.2 million), leading to 15.3% same store NOI growth for the nine months ended September 30, 2022 as compared to the prior year period.

See the Same Store Results section below for additional discussion of those results.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. These expenses increased approximately $8.7 million or 11.7% and approximately $2.0 million or 8.2% for the nine months and quarter ended September 30, 2022, respectively, as compared to the prior year periods. These increases are primarily attributable to increases in payroll-related costs, training/conference costs, temporary help/contractors costs, travel costs and employment expenses, partially offset by decreases in legal and professional fees.

General and administrative expenses, which includes corporate operating expenses, increased approximately $3.9 million or 9.1% and approximately $0.3 million or 2.5% for the nine months and quarter ended September 30, 2022, respectively, as compared to the prior year periods, primarily due to increases in payroll-related costs, legal and professional fees and training/conference costs.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $51.9 million or 8.4% for the nine months ended September 30, 2022, as compared to the prior year period, primarily as a result of additional depreciation expense on properties acquired in 2021 and 2022 and development properties placed in service during 2021, partially offset by lower depreciation from properties sold in 2021 and 2022. Depreciation expense decreased approximately $1.3 million or 0.6% for the quarter ended September 30, 2022 as compared to the prior year period, primarily as a result of lower depreciation from properties sold in the fourth quarter of 2021 and 2022 and in-place leases for 2021 acquisitions being fully depreciated as of December 31, 2021, partially offset by additional depreciation expense on properties acquired in 2022 and development properties placed in service during 2021.

Net gain on sales of real estate properties decreased approximately $283.3 million or 48.2% and approximately $167.4 million or 46.0% for the nine months and quarter ended September 30, 2022, respectively, as compared to the prior year periods, primarily as a result of a lower sales volume with the sale of three consolidated apartment properties in 2022 as compared to the sale of ten consolidated apartment properties in the same period in 2021.

Interest and other income decreased approximately $20.4 million or 80.8% and approximately $0.3 million or 26.0% for the nine months and quarter ended September 30, 2022, respectively, as compared to the prior year periods. These decreases are primarily due to a gain of $23.6 million on the sale of various investment securities that occurred during 2021 but not during 2022, partially offset by increases in litigation settlement proceeds that occurred during 2022 but not during 2021.

Other expenses decreased approximately $1.7 million or 15.7% for the nine months ended September 30, 2022 as compared to the prior year period, primarily due to a decline in construction defect and litigation reserves recorded between 2022 and 2021, partially offset by increases in advocacy contributions and demolition/abatement costs. Other expenses increased approximately $0.3 million or 8.7% for the quarter ended September 30, 2022 as compared to the prior year period, primarily due to increases in advocacy contributions and demolition/abatement costs, partially offset by construction defect and litigation reserves that occurred during 2021 but not during 2022.

Interest expense, including amortization of deferred financing costs, increased approximately $14.6 million or 7.0% and approximately $4.3 million or 6.2% for the nine months and quarter ended September 30, 2022, respectively, as compared to the prior year periods. These increases are primarily due to higher overall interest rates and lower capitalized interest. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the nine months ended September 30, 2022 was 3.67% as compared to 3.51% for the prior year period, and for the quarter ended September 30, 2022 was 3.67% as compared to 3.46% for the prior year period. The Company capitalized interest of approximately $4.2 million and $12.4 million during the nine months ended September 30, 2022 and 2021, respectively, and $1.9 million and $4.2 million during the quarters ended September 30, 2022 and 2021, respectively.

Same Store Results

Properties that the Company owned and were stabilized for all of both of the nine months ended September 30, 2022 and 2021 (the “Nine-Month 2022 Same Store Properties”), which represented 72,869 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months. Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

The following table provides comparative total same store results and statistics for the Nine-Month 2022 Same Store Properties:

September YTD 2022 vs. September YTD 2021

Same Store Results/Statistics Including 72,869 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

September YTD 2022							September YTD 2021
	Residential	% Change	Non- Residential	% Change	Total	% Change		Residential	Non- Residential	Total
Revenues	$1,813,450	11.2%	$68,731	8.1%	$1,882,181	11.1%	Revenues	$1,630,928	$63,575	$1,694,503
Expenses	$583,185	3.0%	$17,802	3.1%	$600,987	3.0%	Expenses	$566,210	$17,261	$583,471
NOI	$1,230,265	15.5%	$50,929	10.0%	$1,281,194	15.3%	NOI	$1,064,718	$46,314	$1,111,032

Average Rental Rate	$2,866	10.5%					Average Rental Rate	$2,594
Physical Occupancy	96.5%	0.6%					Physical Occupancy	95.9%
Turnover	33.6%	(1.6%)					Turnover	35.2%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

The following table provides results and statistics related to our Residential same store operations for the nine months ended September 30, 2022 and 2021:

September YTD 2022 vs. September YTD 2021

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	Sept. YTD 22 % of Actual NOI	Sept. YTD 22 Average Rental Rate	Sept. YTD 22 Weighted Average Physical Occupancy %	Sept. YTD 22 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	14,662	20.0%	$2,725	96.9%	28.3%	11.4%	0.2%	(3.8%)
Orange County	4,028	5.8%	2,591	97.1%	25.8%	13.6%	(0.6%)	(1.4%)
San Diego	2,706	4.1%	2,737	97.0%	29.3%	11.9%	(0.7%)	(5.2%)
Subtotal – Southern California	21,396	29.9%	2,701	97.0%	28.0%	11.8%	0.0%	(3.5%)

San Francisco	11,366	17.6%	3,127	96.3%	32.1%	8.0%	1.6%	(5.2%)
Washington, D.C.	14,186	16.2%	2,432	96.9%	33.8%	4.7%	0.6%	(2.5%)
New York	8,536	13.1%	3,964	97.0%	34.9%	15.8%	2.7%	3.9%
Seattle	9,331	11.4%	2,472	95.1%	41.9%	10.7%	(0.7%)	2.5%
Boston	6,430	9.9%	3,165	96.2%	37.3%	10.9%	0.5%	(0.4%)
Denver	1,624	1.9%	2,275	96.9%	48.4%	12.0%	0.2%	2.5%

Total	72,869	100.0%	$2,866	96.5%	33.6%	10.5%	0.6%	(1.6%)

Note: The above table reflects Residential same store results only. Residential operations account for approximately 96.3% of total revenues for the nine months ended September 30, 2022.

Despite geopolitical and economic uncertainties, demand to live in our apartment communities remained healthy, which our financial results reflected, as we continued to capture the gap between in-place rent levels and market rent levels. Demand for our apartments continues to support strong Physical Occupancy with pricing that is largely in-line with expectations, including modest use of Leasing Concessions. Key operating drivers for this performance during 2022 include:

•
Pricing – Pricing (net of Leasing Concessions) in 2022 has been the strongest in the Company’s history, driven by continued improvement across the portfolio, especially in New York. After this unprecedented 2022 growth, pricing began to moderate in late August 2022, which is typical, with slightly greater than anticipated price sensitivity in Seattle and San Francisco as of late. The use of Leasing Concessions has also declined significantly from its peak in February 2021.
•
Physical Occupancy – Physical Occupancy of 96.5% for the nine months ended September 30, 2022 remained strong, exceeding 2021 levels and contributing to growth in Same Store Residential Revenues.
•
Percentage of Residents Renewing and Turnover – We continue to see a high Percentage of Residents Renewing in our portfolio, which we believe reflects both the strength of demand and quality of our product. The Percentage of Residents Renewing has been strong at 53.8% for the third quarter of 2022. Turnover remains low at 33.6% for the nine months ended September 30, 2022, reflecting a healthy and consistent trend of historically high resident retention.

In addition to these stronger fundamentals, bad debt, net has moderated during the nine months ended September 30, 2022 with improvement in resident collections primarily driven by receipt of governmental rental assistance payments on behalf of our residents.

Transaction activity has slowed as buyers and sellers adjust their expectations to a volatile economic climate and rising interest rates. While this type of environment can be challenging, the Company has traditionally found investment opportunities during periods of market dislocation as our ability to move quickly and our relatively low cost of capital creates flexibility that can provide us a competitive advantage.

Long-term, we expect elevated single family home ownership costs, positive household formation trends and the overall deficit in housing across the country to buffer the impact on our business from potential economic weakness. We also see our affluent resident base as being more resilient to rising inflation due to higher levels of disposable income and lower relative rent-to-income ratios.

Liquidity and Capital Resources

With approximately $2.3 billion in readily available liquidity, a strong balance sheet, limited near-term maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and opportunities. See further discussion below and Note 14 in the Notes to Consolidated Financial Statements for discussion of events, if any, subsequent to September 30, 2022.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2022 and 2021 (amounts in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash flow provided by (used for):
Operating activities	$1,120,228	$978,213
Investing activities	$243,336	$(309,589)
Financing activities	$(1,602,333)	$(541,603)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2022.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the nine months ended September 30, 2022 as compared to the prior year period, increased by approximately $142.0 million as a direct result of the NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend, capital expenditures and unconsolidated joint venture activity. For the nine months ended September 30, 2022, key drivers were:

•
Acquired one consolidated rental property for approximately $113.0 million in cash;
•
Disposed of three consolidated rental properties, receiving net proceeds of approximately $720.3 million;
•
Invested $81.9 million primarily in development projects;
•
Invested $141.7 million in capital expenditures to real estate; and
•
Invested $136.5 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders and other Common Share activity. For the nine months ended September 30, 2022, key drivers were:

•
Obtained $37.4 million in variable rate construction mortgage debt that is non-recourse to the Company;
•
Repaid $264.1 million of mortgage loans (inclusive of scheduled principal repayments);
•
Repaid $500.0 million of unsecured notes by using disposition proceeds;
•
Acquired our joint venture partner’s 25% interest in an apartment property for $32.2 million;
•
Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $24.3 million, which were contributed to the capital of the Operating Partnership in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis); and
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $740.0 million.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of September 30, 2022 and December 31, 2021 (amounts in thousands):

	September 30, 2022	December 31, 2021
Cash and cash equivalents	$44,788	$123,832
Restricted deposits	$76,679	$236,404
Unsecured revolving credit facility availability	$2,306,537	$2,181,372

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

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of October 21, 2022 (amounts in thousands):

October 21, 2022
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(145,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,463)
Unsecured revolving credit facility availability	$2,351,537

Dividend Policy

The Company declared a dividend/distribution for the first, second and third quarters of 2022 of $0.625 per share/unit in each quarter, an annualized increase of 3.7% over the amount paid in 2021. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in October 2022 amounted to $242.7 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended September 30, 2022.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $28.0 billion in investment in real estate on the Company’s balance sheet at September 30, 2022, $24.3 billion or 87.0% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. The Company settled all of its outstanding forward sales agreements under its At-The-Market (“ATM”) share offering program subsequent to September 30, 2022. See Note 14 in the Notes to Consolidated Financial Statements for additional discussion.

The Company’s total debt summary schedule as of September 30, 2022 is as follows:

Debt Summary as of September 30, 2022

($ in thousands)

	Debt Balances	% of Total
Secured	$1,967,827	26.2%
Unsecured	5,530,364	73.8%
Total	$7,498,191	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,634,342	21.8%
Unsecured – Public	5,340,807	71.2%
Fixed Rate Debt	6,975,149	93.0%
Floating Rate Debt:
Secured – Conventional	97,611	1.3%
Secured – Tax Exempt	235,874	3.1%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	189,557	2.6%
Floating Rate Debt	523,042	7.0%
Total	$7,498,191	100.0%

The Company’s long-term financing and capital needs and sources have not changed materially from the information included in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the nine months and quarters ended September 30, 2022 and 2021:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2022	2021	2022	2021
Net income	$641,641	$835,736	$335,165	$447,332
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,726)	(1,957)	(1,143)	(534)
Preferred/preference distributions	(2,318)	(2,318)	(773)	(773)
Net income available to Common Shares and Units / Units	636,597	831,461	333,249	446,025
Adjustments:
Depreciation	667,896	616,032	214,129	215,397
Depreciation – Non-real estate additions	(3,189)	(3,228)	(1,075)	(1,052)
Depreciation – Partially Owned Properties	(2,097)	(2,676)	(543)	(994)
Depreciation – Unconsolidated Properties	1,897	1,867	657	634
Net (gain) loss on sales of unconsolidated entities - operating assets	(9)	(4)	—	—
Net (gain) loss on sales of real estate properties	(304,346)	(587,623)	(196,551)	(363,928)
FFO available to Common Shares and Units / Units (1) (3) (4)	996,749	855,829	349,866	296,082
Adjustments:
Impairment – non-operating assets	—	—	—	—
Write-off of pursuit costs	3,296	3,557	781	910
Debt extinguishment and preferred share redemption (gains) losses	4,316	264	3,847	—
Non-operating asset (gains) losses	(1,174)	(23,014)	156	294
Other miscellaneous items	1,832	4,520	2,017	1,179
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,005,019	$841,156	$356,667	$298,465

FFO (1) (3)	$999,067	$858,147	$350,639	$296,855
Preferred/preference distributions	(2,318)	(2,318)	(773)	(773)
FFO available to Common Shares and Units / Units (1) (3) (4)	$996,749	$855,829	$349,866	$296,082

Normalized FFO (2) (3)	$1,007,337	$843,474	$357,440	$299,238
Preferred/preference distributions	(2,318)	(2,318)	(773)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,005,019	$841,156	$356,667	$298,465

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

Item 4. Controls and Procedures

Equity Residential

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2022, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2022, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2022, EQR issued 6,572 Common Shares in exchange for 6,572 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

Exhibit	Description	Location
10.1	Amendment to the Equity Residential Supplemental Executive Retirement Plan, effective as of October 1, 2022.	Attached herein.

31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

Date:	October 28, 2022	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2022	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	October 28, 2022	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2022	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)