Form 10-K
period 2022-12-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2023-02-16
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Equity Residential	☐	ERP Operating Limited Partnership	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b).

Equity Residential	☐	ERP Operating Limited Partnership	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Equity Residential Yes ☐ No ☒	ERP Operating Limited Partnership Yes ☐ No ☒

The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $26.8 billion based upon the closing price on June 30, 2022 of $72.22 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of whom may not be held to be affiliates upon judicial determination.

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 10, 2023 was 378,602,684.

Auditor Firm Id:	42	Auditor Name:	Ernst and Young LLP	Auditor Location:	Chicago, Illinois, USA

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information that will be contained in Equity Residential’s Proxy Statement relating to its 2023 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2022, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 96.8% owner of ERP Operating Limited Partnership.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2022 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of December 31, 2022 owned an approximate 96.8% ownership interest in, ERPOP. The remaining 3.2% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

		PAGE
PART I.

Item 1.	Business	6

Item 1A.	Risk Factors	11

Item 1B.	Unresolved Staff Comments	21

Item 2.	Properties	21

Item 3.	Legal Proceedings	23

Item 4.	Mine Safety Disclosures	23

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	24

Item 6.	Reserved	24

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	40

Item 8.	Financial Statements and Supplementary Data	41

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	41

Item 9A.	Controls and Procedures	41

Item 9B.	Other Information	42

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	42

PART III.

Item 10.	Trustees, Executive Officers and Corporate Governance	43

Item 11.	Executive Compensation	43

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	43

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence	43

Item 14.	Principal Accountant Fees and Services	43

PART IV.

Item 15.	Exhibit and Financial Statement Schedules	44

Item 16.	Form 10-K Summary	44

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

EQR is the general partner of, and as of December 31, 2022 owned an approximate 96.8% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Business Objectives and Operating and Investing Strategies

Overview

The Company is one of the largest U.S. publicly-traded owners and operators of high quality rental apartment properties, with an established presence in Boston, New York, Washington, D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle, and an expanding presence in Denver, Atlanta, Dallas/Ft. Worth and Austin. We believe our markets are knowledge centers of the U.S. economy that draw talented workers and employers that drive economic growth in the United States. We believe the locations of our properties in these markets are attractive to these knowledge workers (who often choose to rent for lifestyle reasons) that we hope to convert into satisfied long-term residents.

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

Despite geopolitical and economic uncertainties, demand to live in our apartment communities remains robust and we believe that the long-term prospects for our business remain strong. Our business benefits from a shortage in housing across the country, especially in the areas in which we are investing. Our well-located communities provide an exceptional experience for our residents around dynamic cities that we believe will continue to attract affluent long-term renters.

Investment Strategy

The Company’s long-term strategy is to invest in apartment communities located in strategically targeted markets with the goal of maximizing our risk-adjusted total returns and balancing current cash flow generation with long-term capital appreciation. We seek to meet this goal by investing in markets that are characterized by conditions favorable to multifamily property operations over the long-term. Our multi-pronged investment strategy featuring acquisitions, new stand-alone and expansion developments, densifying developments and accretive renovations of existing properties is focused on optimizing our portfolio in terms of quality and location. The markets we focus on generally feature one or more of the following characteristics that allow us to drive performance:

•
Large and diverse economic drivers. Our markets are some of the largest cities in the United States. They are markets that generally attract a variety of large and diverse industries and businesses. They include a number of submarkets that are attractive for long-term multifamily ownership.
•
Strong high quality job growth. Our markets attract and create high quality jobs that are often focused in growing areas of the knowledge-based economy. These jobs result in the significant presence and growth in renters that work in the highest earning sectors of the economy, are not rent burdened and are attracted to our type of properties. This creates the ability to raise rents more readily in good economic times and reduces risk during downturns. Many of these workers are employed in the fields of Science, Technology, Engineering and Mathematics, or STEM jobs, as well as financial services, medical, legal and other higher-earning professions.
•
Significant apartment demand that meets new apartment supply. We remain focused on owning and operating properties in markets or submarkets where the supply of apartments is balanced with strong demand that supports superior long-term returns.
•
Other favorable performance drivers including high single-family housing prices that support longer term rentership and manageable resiliency/environmental risk.

We believe our strategy capitalizes on the preference of renters of all ages to live in the locations where we operate which typically are near transportation (both public transit and convenient highway access), entertainment, employment centers/universities and cultural and outdoor amenities. Furthermore, we believe that demand for rental housing will continue to be driven primarily through household formations from the younger segments of our population, particularly Generation Z, while retaining Millennials for longer and to a lesser extent capturing the aging Baby Boomer generation.

•
Millennials are comprised of those individuals born between 1981 and 1996, total approximately 72 million people and continue to be a significant portion of the renter population. They also tend to remain renters longer due to the cost of single family home ownership and societal trends favoring delays in marriage and having children.
•
Generation Z is comprised of the approximately 67 million people born between 1997 and 2012. This cohort is entering prime renter age and is expected to continue to be an important source of demand.
•
Baby Boomers, a demographic of more than 71 million people born between 1946 and 1964, also trend toward apartment rentals.

The Company continues to allocate capital in order to optimize performance by balancing current cash flow growth with long-term capital appreciation. We have done so by adding expansion markets to our portfolio when those markets meet many of the same characteristics listed above. Expansion into these markets of Denver, Atlanta, Dallas/Ft. Worth and Austin includes investments in both urban and suburban properties and is generally being funded by reducing exposure in selective established markets. Development also plays an important role in our capital allocation. Development activity is focused on our in-house pipeline, our strategic partnership with Toll Brothers, Inc. (“Toll”) and joint ventures with other third-party developers in both established and expansion markets. The Company remains committed to development as a driver of external growth but acknowledges its incremental risk, particularly in higher inflationary cost environments, when evaluating it as a method of expansion.

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

Operations and Innovation

We attempt to balance occupancy and rental rates to maximize our revenue while exercising tight cost control to generate the highest possible return to our shareholders. We focus on the resident experience and leveraging operating efficiency which we believe drives our success in renewing our residents. This focus has driven strong occupancy and a high percentage of residents renewing while achieving strong renewal rate growth.

Rapidly evolving technology continues to drive innovation in the rental industry. We have been and continue to be a leader in deploying and investing in property technology to serve our customers better and operate more efficiently. Having a history as a first mover in such important areas as online leasing, we are focused on technology that drives superior margins and improves customer experience. We use a standardized purchasing system to control our operating expenses and a business intelligence platform that allows all our team members to quickly identify and address issues and opportunities. Many of these initiatives allow us to interact with our customers in a safe, responsible and convenient manner, including self-guided tours, automated responses to customer inquiries and enhanced service and maintenance management. While we believe areas such as “smart home” technology and others will provide the foundation for current and future improvements to how we do business, we will continue to consider the cost and longevity of technology capital investments and their benefits.

Our Commitment to Environmental, Social and Governance (“ESG”)

At Equity Residential, we believe a focus on ESG is a key way to programmatically address stakeholder concerns as part of our corporate purpose. This needs to be a continuous endeavor, in which we invest in resilient properties that will stand the test of time and remain attractive to our customers and the community without negatively impacting the environment. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. Multifamily housing is one of the most environmentally-friendly uses of real estate, as each property provides homes for hundreds of families in a denser shared environment. We consider building locations based on walkability, accessibility, neighborhoods and parks. We also design our communities to support amenities such as fitness centers and we select locations near shops, restaurants, outdoor amenities such as bike/running paths and health clubs, enabling a low carbon footprint lifestyle for our residents to live, work and play.

Equity Residential’s sustainability program actively manages environmental impacts and climate-related risks and opportunities through optimized, financially responsible capital investments and technologies. We methodically focus on energy, water, waste and emissions to advance the program’s policies, targets and resilience outcomes. Together, we believe our program drives long-term asset value, responsibly manages risks and engages our communities, residents, employees and shareholders as part of our broader ESG strategy and commitment to good corporate citizenship and maximizing investment performance.

To further strengthen our commitments to ESG initiatives, we issued two sustainable fixed-income instruments (each a “green bond”) designed to support projects that contribute to environmental sustainability. In 2018, the Company became the first multifamily REIT ever to issue a green bond. In 2021, the Company issued a second green bond, and the net proceeds of approximately $494.2 million from this offering were fully allocated to the development of one property in Seattle certified as LEED Platinum, one property in Boston certified as LEED Gold and one property in Washington, D.C. certified as LEED Silver. In 2021, the Company began funding its $10.0 million investment in a new fund focused on early stage sustainability and climate change mitigation technology relevant to the built environment.

We are also intensely focused on the “Social” and “Governance” aspects of ESG. As detailed below, we have a commitment to our employees’ engagement, diversity and inclusion and wellness that is the foundation of our corporate purpose. We also recognize that a successful company must incorporate the best corporate governance practices in order to better serve its stakeholders.

Executive compensation includes an ESG goal and our Board of Trustees, primarily through its Compensation Committee, takes an active role in overseeing our efforts in this regard. For additional information regarding our ESG efforts, see our 2022 Environmental, Social and Governance Report at our website, www.equityapartments.com. This report, which includes Sustainability Accounting Standards Board disclosures and incorporates recommendations from the Task Force on Climate-related Financial Disclosures, was reviewed and approved by the Corporate Governance Committee of our Board of Trustees, which monitors the Company’s ongoing ESG efforts. We continue to enhance our ESG disclosure efforts, including by obtaining third-party assurance covering certain of the results outlined in the above report. Furthermore, our annual proxy statements contain additional information on our ESG efforts, including detailed information regarding our corporate governance practices. Such annual proxy statements and the information contained therein are not part of nor incorporated into this report, except as otherwise provided herein.

Human Capital

At Equity Residential, our team of approximately 2,400 employees is the driving force behind our success. We believe that our richly diverse work environment captures top talent, cultivates the best ideas and creates the widest possible platform for this success in line with our corporate purpose of “Creating communities where people thrive”. Our core principles, affectionately named “Ten Ways to Be a Winner”, guide our behavior as individuals and collectively as a team, helping us in our goal to deliver market-leading performance. As part of our Ten Ways to Be a Winner, we encourage our team members to raise questions, take educated risks, offer new ideas and help us make the right decisions. One way we live the “Ten Ways” is by enriching our culture through our core “Equity Values," which include Diversity & Inclusion, Social Responsibility, Sustainability and Total Wellbeing. We have assembled a cross-functional employee-led Equity Values Council to lead our efforts on these values by acting as change agents to drive initiatives, create goals and awareness, and encourage colleagues to participate in community service activities and wellness initiatives.

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
•
We have the benefit of a diverse workforce, of which 63.0% currently identify as ethnically diverse. We also continue to focus on improving our female representation, which is now 36.0% of our workforce.
•
A diversity and inclusion lens is embedded in our talent review process. This includes the development of our Overcoming Bias in Performance Review Toolkit designed to provide practical bias interrupters and guidelines in the performance evaluation process that interrupt and correct unconscious bias.
•
We strategically identify opportunities to increase the diversity of our talent pipeline at all levels, including by actively seeking to source a pool of diverse candidates for mid-management and above positions in the communities where we serve, such as from Project Destined, Fannie Mae’s Future Housing Leaders, Howard University, Roosevelt University and Evanston Scholars.
•
We employ interns from universities across the nation and local colleges to provide pathways for students of various backgrounds interested in real estate.
•
The Company was named the Gold Nareit 2021 Diversity, Equity and Inclusion award recipient in recognition of the Company’s demonstration of a strong commitment to the advancement of diversity and inclusion both within the Company and in the REIT and publicly traded real estate industry.

Pay Equity

•
In order to develop, attract and retain the best employees, we are committed to providing a total compensation package which is market-based, performance driven, fair and internally equitable.
•
Our goal is to be competitive both within the general employment market as well as with our competitors in the real estate industry, with our strongest performers being paid more.
•
Base pay is reviewed annually, as is Equity Residential’s compensation framework, by partnering with managers to create and update job descriptions that reflect the duties, skills, experience and education required to perform the role, and then benchmarking the Company’s pay practices and budget as well as our jobs against third-party compensation surveys to determine the market value of the job.
•
During the year-end performance evaluation process, managers review and calibrate compensation for all employees on their team, in an effort to ensure equity around our pay practices and allow us to reward and motivate our top talent.

Employee Engagement

•
Employee engagement and experience are extremely important at Equity Residential. Our Employee Experience (EX) Survey measures employee engagement and diversity and inclusion, among other components of the employee experience.
•
Our 2022 engagement score of 78% favorability is very strong, especially given changes in employee expectations in the wake of the pandemic. Our Diversity & Inclusion Index score of 85% demonstrated an increase in employee favorability for the initiatives taking place and a greater sense of belonging.
•
Executive leaders are assessed annually on their leadership results for diversity and inclusion, engagement and manager completion of Ethics and Positive Workplace training, which for 2022 were measured by an employee experience survey and course completion rates.

Training and Development

•
We believe a successful workplace is one where employees constantly learn and grow. Our HR Transformation Learning & Development (“L&D”) team is interspersed throughout our markets and works regularly with employees to expand their knowledge and skills. L&D develops and delivers a wide range of training and development opportunities, from tactical to strategic, face-to-face to virtual, social learning to self-directed learning, and more.

Health, Safety and Wellness

•
Equity Residential is committed to providing the tools and resources to help our employees achieve total wellbeing. Thriving employees are the pinnacle of our efforts throughout all our business functions. When employees bring their whole self to work, perform their best and are well supported in their wellbeing, they can make powerful contributions to the business, culture and our communities. Whether physical, mental, financial, career, social or community wellbeing, Equity Residential offers benefits to help meet our employee needs.
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
•
Mental Wellbeing: We strive to make mental healthcare accessible. Our communications are designed to highlight awareness-building and our resources are centered around culturally competent care that scales toward employees’ needs. This includes educational resources for maintaining mental health, online mobile apps to address or discuss ways to improve, and partnerships with virtual care providers and support networks for those who need immediate and critical support. These resources are in addition to up to five free counseling sessions for all employees and their family members (per year per presenting matter) through our Employee Assistance Program.
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
•
Equity Residential continues to partner with Employees1st to provide financial relief via a crisis fund for employees struck by personal hardships or unforeseen disasters. The Company contributes funds to further support employees who experience unforeseen or catastrophic hardship. We are proud that this program allows yet another avenue for us to tangibly demonstrate our One Team culture by ensuring that employees feel safe and supported during extreme circumstances.

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

While the Company continues to diversify its portfolio with the addition of the expansion markets, the Company’s properties are still predominantly concentrated in our established coastal markets (generally within certain dense urban and suburban submarkets). If one or more of these markets is unfavorably impacted by specific geopolitical and/or economic conditions, local real estate conditions, increases in social unrest, increases in real estate and other taxes, reduced quality of life, deterioration of local or state government health, rent control or stabilization laws or localized environmental and climate issues, the impact of such conditions may have a more negative impact on our results of operations than if our properties were more geographically diverse. Additionally, to the extent that these markets or submarkets become less desirable to operate in, including changes in multifamily housing supply and demand, our results of operations could be more negatively impacted than if we were more diversified within our markets or invested in a greater number of markets.

Competition for housing may negatively affect operations and demand for the Company’s properties or residents.

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

Additionally, our properties face competition for residents as a result of technological innovation. Therefore, we may not be able to retain residents or attract new residents if we are unable to identify and cost effectively implement new, relevant technologies and keep up with constantly changing resident demand for the latest innovations.

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

Real estate investments often cannot be sold quickly due to regulatory constraints, market conditions or otherwise. As a result, we may not be able to reconfigure our portfolio, including the diversification of our portfolio into the expansion markets, as promptly as desired or as quickly in response to changing economic or other conditions. We may also be unable to consummate dispositions in a timely manner, on attractive terms, or at all. The capitalization rates/disposition yields at which properties may be sold could also be higher than historic rates, thereby reducing our potential proceeds from sale. In some cases, we may also determine that we will not recover the carrying amount of the property upon disposition, potentially causing an impairment charge. This inability to reallocate our capital promptly could negatively affect our financial condition, including our ability to make distributions to our security holders.

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

We intend to actively acquire, develop and renovate multifamily operating properties as part of our business strategy. Newly acquired, developed or renovated properties may not perform as we expect. We may overestimate the revenue (or underestimate the expenses) that these new or repositioned properties may generate. The occupancy and rental rates at these properties may also fail to meet our expectations for these investments. We may also underestimate the costs necessary to operate an acquired or developed property to the standards established for its intended market position. Land parcels acquired for development may lose significant value prior to the start of construction. Development and renovations are subject to even greater uncertainties and risks due to the complexities and lead time to build or complete these projects. We may also underestimate the costs to complete a development property or to complete a renovation.

Additionally, we have and may in the future acquire large portfolios of properties or companies that could increase our size and result in alterations to our capital structure. We may be unable to integrate the operations of newly acquired large portfolios or companies and realize the anticipated synergies and other benefits or do so within the anticipated time frame.

Construction risks on our development projects could affect our profitability.

We intend to continue to develop multifamily properties through both wholly owned and joint venture arrangements as part of our business strategy. Development often includes long planning and entitlement timelines, subjecting the projects to changes in market conditions. It can involve complex and costly activities, including significant environmental remediation or construction work in our markets. We may also experience an increase in costs due to general disruptions that affect the cost of labor and/or materials, such as supply chain disruptions, trade disputes, tariffs, labor unrest, geopolitical conflicts or other factors that create inflationary pressures. We may abandon opportunities that we have already begun to explore for a number of reasons, and as a result, we may fail to recover expenses already incurred in exploring those opportunities. We may also be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third-party permits and authorizations. These and other risks inherent in development projects, including the joint venture risks noted below, could result in increased costs or the delay or abandonment of opportunities.

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
•
These projects generally use mortgage debt (including variable rate constructions loans) to finance their activities at a higher leverage level than how we finance the Company as a whole;
•
We may be responsible to our partners for indemnifiable losses;
•
Our partners might at any time have business, tax planning or economic goals that are inconsistent with ours; and
•
Our partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests.

At times we have entered into agreements providing for joint and several liability with our partners. We also have in the past and could choose in the future to guarantee part of or all of certain joint venture debt. We and our respective joint venture partners may each have the right to trigger a buy-sell arrangement that could cause us to sell our interest, or acquire our partner's interest, at a time or price that is unfavorable to us. Each joint venture agreement is individually negotiated and our ability to operate, finance or dispose of properties and interests in such joint ventures in our sole discretion may be limited to varying degrees depending on the terms of the applicable joint venture agreement. To the extent we have commitments to, on behalf of or are dependent on any such off-balance sheet commitments, or if those commitments or their properties or leases are subject to material contingencies, our liquidity and financial condition could be adversely affected.

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

A decline in the fair value of our assets may require us to recognize an impairment against our assets under accounting principles generally accepted in the United States (“GAAP”) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery of the depreciated cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write-down the depreciated cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted amortized cost of such assets at the time of sale. If we are required to recognize material asset impairment charges, these charges could adversely affect our financial condition and results of operations.

Corporate social responsibility, specifically related to ESG, may impose additional costs and expose us to new risks.

Environmental sustainability, social and governance evaluations remain highly important to some investors and other stakeholders. Certain organizations that provide corporate governance and other corporate risk advisory services to investors have developed scores and ratings to evaluate companies and investment funds based upon ESG metrics. Many investors focus on positive ESG-related business practices and scores when choosing to allocate their capital and may consider a company's score as a reputational or other factor in making an investment decision. Government regulators' and investors' increased focus and activism related to ESG and similar matters may constrain our business operations or increase expenses or capital expenditures. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of ESG factors. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, the criteria by which companies are rated for ESG efforts may change, which could cause us to receive lower scores than in previous years. A low ESG score could result in a negative perception of the Company, exclusion of our securities from consideration by certain investors who may elect to invest with our competition instead and/or cause investors to reallocate their capital away from the Company, all of which could have an adverse impact on the price of our securities.

Our various technology-related initiatives to improve our operating margins and customer experience may fail to perform as expected.

We have developed and may continue to develop initiatives that are intended to serve our customers better and operate more efficiently, including “smart home” technology and self-service options that are accessible to residents through smart devices or otherwise. Such initiatives have involved and may involve our employees having new or different responsibilities and processes. We may incur significant costs and divert resources in connection with such initiatives, and these initiatives may not perform as expected, which could adversely affect our business, results of operations, cash flows and financial condition.

Risks Related to our Financing Strategy and Capital Structure

Disruptions in the financial markets could hinder our ability to obtain debt and equity financing and impact our acquisitions and dispositions.

Dislocations and disruptions in capital markets could result in increased costs or lack of availability of debt financing (including under our commercial paper program) and equity financing. Such events may affect our ability to refinance existing debt, require us to utilize higher cost alternatives and/or impair our ability to adjust to changing economic and business conditions. Capital market disruptions have and could continue to negatively impact our ability to make acquisitions or make it more difficult or not possible for us to sell properties or may unfavorably affect the price we receive for properties that we do sell. Such disruptions could cause the price of our securities to decline.

Changes in market conditions and volatility of share prices could decrease the market price of our Common Shares.

The stock markets, including the New York Stock Exchange on which we list our Common Shares, have experienced significant price and volume fluctuations over time, including in recent years. As a result, the market price of our Common Shares has been and could continue to be similarly volatile. Investors in our Common Shares consequently may experience a decrease in the value of their shares, including decreases due to this volatility and not necessarily related to our operating performance or prospects. Additionally, the market price of our Common Shares may decline or fluctuate significantly in response to the sale of substantial amounts of our Common Shares, or the anticipation of the sale of such shares, by large holders of our securities, as well as our inclusion or exclusion from stock indices. The issuance of additional Common Shares by the Company, or the perception that such issuances might occur, could also cause significant volatility and decreases in the value of our shares.

Our financial counterparties may not perform their obligations.

Disruptions in financial and credit markets or other events could impair the ability of our counterparties to perform under their contractual obligations to us. There are multiple financial institutions that are individually committed to provide borrowings under our revolving credit facility and to pay us amounts due under various interest rate derivative agreements. Should any of these institutions fail to perform their obligations when contractually required, our financial condition could be adversely affected.

Rising interest rates can increase costs and impact the value of the Company’s assets.

The Company is exposed to market risk from financial instruments primarily from changes in market interest rates. Such risks derive from the refinancing of debt at or prior to maturity, from exposure to interest rate fluctuations on floating rate debt and from derivative instruments utilized to swap fixed rate debt to floating rates or to hedge rates in anticipation of future debt issuances. Rising interest rates increased and may continue to increase our interest expense and the costs of refinancing existing debt. Higher interest rates also increased and could continue to increase capitalization rates, which may lead to reduced valuations of the Company’s assets.

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

Any additional issuance of Common Shares (including those issued under our At-The-Market ("ATM") program) or Units would reduce the percentage of our Common Shares and Units owned by existing investors. In most circumstances, shareholders and unitholders will not be entitled to vote on whether or not we issue additional Common Shares or Units. In addition, depending on the terms and pricing of additional offerings of our Common Shares or Units along with the value of our properties, our shareholders and unitholders could experience dilution in both the book value and fair value of their Common Shares or Units, as well as dilution in our actual and expected earnings per share, funds from operations (“FFO”) per share and Normalized FFO per share.

Regulatory and Tax Risks

The adoption of, or changes in, rent control or rent stabilization regulations and eviction restrictions could have an adverse effect on our operations and property values.

In part due to increasing pressure from advocacy groups, a growing number of state and local governments have enacted and may continue to consider enacting and/or expanding rent control, rent stabilization, eviction moratoriums or other similar regulations. In addition, the federal government has recently considered imposing rent regulations on multifamily properties secured by government-sponsored debt. These regulations limit or could continue to limit our ability to raise rents or charge certain fees (either of which could have a retroactive effect), enforce residents’ or tenants’ contractual rent obligations or pursue collections, all of which could have an adverse impact on our operations and property values.

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

In order to maintain qualification as a REIT under the Code, a REIT must annually distribute to its shareholders at least 90% of its REIT taxable income, excluding the dividends paid deduction and net capital gains. To the extent the REIT does not distribute all of its net capital gain, or distributes at least 90%, but less than 100% of its REIT taxable income, it will be required to pay regular U.S. federal income tax on the undistributed amount at corporate rates. In addition, we will be subject to a 4% nondeductible excise tax on amounts, if any, by which distributions we pay in any calendar year are less than the sum of 85% of our ordinary income, 95% of our net capital gains and 100% of our undistributed income from prior years. We may not have sufficient cash or other liquid assets to meet the 90% distribution requirement. We may be required from time to time, under certain circumstances, to accrue as income for tax purposes interest and rent earned but not yet received. We may incur a reduction in tax depreciation without a reduction in capital expenditures. Difficulties in meeting the 90% distribution requirement might arise due to competing demands for our funds or due to timing differences between tax reporting and cash distributions, because deductions may be disallowed, income may be reported before cash is received, expenses may have to be paid before a deduction is allowed or because the IRS may make a determination that adjusts reported income. In addition, gain from the sale of property may exceed the amount of cash received on a leverage-neutral basis. A substantial increase to our taxable income may reduce the flexibility of the Company to manage its portfolio through dispositions of properties other than through tax deferred transactions, such as Section 1031 exchanges, or cause the Company to borrow funds or liquidate investments on unfavorable terms in order to meet these distribution requirements. If we do not dispose of our properties through tax deferred transactions, we may be required to distribute the gain proceeds to shareholders or pay income tax. If we fail to satisfy the 90% distribution requirement and are unable to cure the deficiency, we would cease to be taxed as a REIT, resulting in substantial tax-related liabilities.

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

Certain provisions of Maryland law applicable to REITs prohibit “business combinations” (including certain issuances of equity securities) with any person who beneficially owns ten percent or more of the voting power of outstanding securities, or with an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the Company’s outstanding voting securities (an “Interested Shareholder”), or with an affiliate of an Interested Shareholder. These prohibitions last for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder. After the five-year period, a business combination with an Interested Shareholder must be approved by two super-majority shareholder votes unless, among other conditions, holders of common shares receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its common shares. As permitted by Maryland law, however, the Board of Trustees of the Company has opted out of these restrictions with respect to any business combination involving Samuel Zell and certain of his affiliates and persons acting in concert with them. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving us and/or any of them. Such business combinations may not be in the best interest of our security holders.

General Risk Factors

Risk of Pandemics or Other Health Crises.

Pandemics, epidemics or other health crises, including the novel coronavirus (“COVID-19”), have and could in the future disrupt our business. Both global and locally targeted health events could materially affect areas where our properties, corporate/regional offices or major service providers are located. These events have and could in the future have an adverse effect on our business, results of operations, financial condition and liquidity in a number of ways, including, but not limited to:

•
The deterioration of global economic conditions as a result of such a crisis could ultimately decrease occupancy levels and pricing across our portfolio and/or increase concessions, reduce or defer our residents’ spending, result in changes in resident preferences (including changes resulting from increased employer flexibility to work from home) or negatively impact our residents’ and tenants’ ability to pay their rent on time or at all;
•
Local and national authorities expanding or extending certain measures that impose restrictions on our ability to enforce residents’ or tenants’ contractual rental obligations (such as eviction moratoriums or rental forgiveness) and limit our ability to raise rents or charge certain fees;
•
The risk of a prolonged outbreak and/or multiple waves of an outbreak could cause long-term damage to economic conditions, which in turn could diminish our access to capital at attractive terms and/or cause material declines in the fair value of our assets, leading to asset impairment charges; and
•
The potential inability to maintain adequate staffing at our properties and corporate/regional offices due to an outbreak and/or changes in employee preferences causing them to leave their jobs.

To the extent a pandemic, epidemic or other health crisis adversely affects our business, results of operations, cash flows and financial condition, it may also continue to heighten many of the other risks described elsewhere in this Item 1A, Risk Factors.

Significant inflation could negatively impact our business.

Substantial inflationary pressures can adversely affect us by increasing the costs of land, materials, labor and other costs needed to operate our business. In a highly inflationary environment, we may not be able to raise rental rates at or above the rate of inflation, which could reduce our profit margins. If we are unable to increase our rental prices to offset the effects of inflation, our business, results of operations, cash flows and financial condition could be adversely affected. In addition, interest rate increases enacted to combat inflation have caused market disruption and could continue to prevent us from acquiring or disposing of assets on favorable terms.

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

Despite system redundancy, the implementation of security measures, required employee awareness training and the existence of a disaster recovery plan for our internal information technology systems, our systems and systems maintained by third-party vendors with which we do business are vulnerable to damage from any number of sources. We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, phishing attempts, ransomware or other scams, persons inside our organization or persons/vendors with access to our systems and other significant disruptions of our information technology networks and related systems, including property infrastructure. These risks have increased due to increased reliance on remote working and other electronic interactions with our current and prospective residents. Our information technology networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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

We address potential breaches or disclosure of this confidential personally identifiable information by implementing a variety of security measures intended to protect the confidentiality and security of this information including (among others): (a) engaging reputable, recognized firms to help us design and maintain our information technology and data security systems; (b) conducting periodic testing and verification of information and data security systems, including performing ethical hacks of our systems to discover where any vulnerabilities may exist; (c) providing periodic employee awareness training around phishing and other scams, malware and other cyber risks; (d) implementing a corrective cybersecurity awareness policy that impacts an employee’s performance and compensation to articulate the potential implications of failed phishing tests; and (e) systematically deleting personally identifiable information that no longer is required. The Company also has a cyber liability insurance policy to provide some coverage for certain risks arising out of data and network breaches and data privacy regulations which provides a policy aggregate limit and a per occurrence deductible. Cyber liability insurance generally covers, among other things, costs associated with the wrongful release, through inadvertent breach or network attack, of personally identifiable information. However, there can be no assurance that these measures will prevent a cyber incident or that our cyber liability insurance coverage will be sufficient to cover our losses in the event of a cyber incident.

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

We are involved and may continue to be involved in legal proceedings, claims, class actions, inquiries and investigations in the ordinary course of business. These legal proceedings may include, but are not limited to, proceedings related to consumer, shareholder, securities, antitrust, employment, environmental, development, condominium conversion, tort, eviction and commercial legal issues. Litigation can be lengthy and expensive, and it can divert management's attention and resources. Results cannot be predicted with certainty, and an unfavorable outcome in litigation could result in liability material to our financial condition or results of operations.

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

Climate change risk: To the extent that significant changes in the climate occur in areas where our properties are located, we may experience severe weather, which may result in physical damage to or decrease the demand for properties located in these areas or affected by these conditions. Should the impact of climate change be material in nature, significant property damage or destruction of our properties could result. In addition, climate change could cause a significant increase in insurance premiums and deductibles or a decrease in the availability of coverage, either of which could expose the Company to even greater uninsured losses. Our financial condition or results of operations may be adversely affected. In addition, changes in federal, state and local legislation and regulation based on concerns about climate change could adversely impact the value of our properties or result in increased capital expenditures or operating expenses on our existing properties and our new development properties.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

As of December 31, 2022, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 308 properties located in 10 states and the District of Columbia consisting of 79,597 apartment units. See Item 1, Business, for additional information regarding the Company’s properties and the markets/metro areas upon which we are focused. The Company’s properties are summarized by building type in the following table:

Type	Properties	Apartment Units	Average Apartment Units
Garden	96	24,449	255
Mid/High-Rise	212	55,148	260
	308	79,597	258

Garden is generally defined as properties with two and/or three story buildings while mid/high-rise is generally defined as properties with greater than three story buildings. These two property types typically provide residents with amenities, such as rooftop decks and swimming pools, fitness centers and community rooms. In addition, many of our urban properties have non-residential components, such as parking garages and/or retail spaces.

The Company’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	293	76,483
Partially Owned Properties – Consolidated	15	3,114
	308	79,597

The following table sets forth certain information by market relating to the Company’s properties at December 31, 2022:

Portfolio Summary
Markets/Metro Areas	Properties	Apartment Units	% of Stabilized Budgeted NOI (1)	Average Rental Rate (2)
Established Markets:
Los Angeles	66	15,259	18.2%	$2,773
Orange County	13	4,028	5.2%	2,685
San Diego	12	2,878	4.0%	2,894
Subtotal – Southern California	91	22,165	27.4%	2,772

San Francisco	44	11,790	15.9%	3,229
Washington, D.C.	47	14,716	15.3%	2,531
New York	34	8,536	14.0%	4,378
Boston	27	7,170	11.5%	3,373
Seattle	46	9,525	11.0%	2,575
Subtotal – Established Markets	289	73,902	95.1%	3,016

Expansion Markets:
Denver	8	2,498	2.7%	2,372
Atlanta	4	1,215	1.1%	2,120
Dallas/Ft. Worth	4	1,241	0.7%	1,904
Austin	3	741	0.4%	1,853
Subtotal – Expansion Markets	19	5,695	4.9%	2,153
Total	308	79,597	100.0%	$2,956

Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

(1)
% of Stabilized Budgeted NOI - Represents original budgeted 2023 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.
(2)
Average Rental Rate - Total residential rental revenues reflected on a straight-line basis in accordance with GAAP divided by the weighted average occupied apartment units for the reporting period presented.

The following tables provide a rollforward of the apartment units included in Same Store Properties (please refer to the Definitions section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Properties	Apartment Units
Same Store Properties at December 31, 2021	284	74,077
2019 acquisitions (not stabilized until 2020)	1	217
2020 acquisitions	1	158
2022 dispositions	(3)	(945)
Lease-up properties stabilized	2	221
Properties removed from same store (1)	(2)	(819)
Other	—	(37)
Same Store Properties at December 31, 2022	283	72,872

	Year Ended December 31, 2022
	Properties	Apartment Units
Same Store	283	72,872
Non-Same Store:
2022 acquisitions	1	172
2021 acquisitions	17	4,747
Properties removed from same store (1)	2	819
Lease-up properties not yet stabilized (2)	4	986
Other	1	1
Total Non-Same Store	25	6,725
Total Properties and Apartment Units	308	79,597

Note: Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months. Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

(1)
Consists of two properties which were removed from the same store portfolio as discussed further below:
a.
Laguna Clara located in Santa Clara, CA containing 222 apartment units was removed from the same store portfolio in the second quarter of 2022 due to a major renovation and redevelopment project, including the demolition of 42 apartment units. As of December 31, 2022, the property had an occupancy of 65.2%. This property will not return to the same store portfolio until it is stabilized for all of the current and comparable periods presented.
b.
Pearl MDR located in Marina Del Rey, CA containing 597 apartment units was removed from the same store portfolio in the third quarter of 2022 due to a large scale repiping and renovation project in which significant portions of the property are being taken offline for extended time periods. As of December 31, 2022, the property had an occupancy of 79.6%. This property will not return to the same store portfolio until it is stabilized for all of the current and comparable periods presented.
(2)
Consists of properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented. Also includes one former third-party master-leased property that was not stabilized.

As of December 31, 2022, the Company’s same store occupancy was 95.7% and its total portfolio-wide occupancy, which includes completed development properties in various stages of lease-up, was 95.6%. Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation.

The properties in various stages of development and lease-up at December 31, 2022 are included in the following table:

Development and Lease-Up Projects as of December 31, 2022
(Amounts in thousands except for project and apartment unit amounts)

								Estimated/Actual
Projects	Location	Ownership Percentage	No. of Apartment Units	Total Budgeted Capital Cost (1)	Total Book Value to Date	Total Debt (2)	Percentage Completed	Start Date	Initial Occupancy	Completion Date	Stabilization Date	Percentage Leased / Occupied
CONSOLIDATED:
Projects Under Development:
Reverb (fka 9th and W) (3)	Washington, D.C.	92%	312	$108,027	$88,378	$43,714	88%	Q3 2021	Q1 2023	Q3 2023	Q3 2024	– / –
Laguna Clara II	Santa Clara, CA	100%	225	152,621	24,562	—	14%	Q2 2022	Q4 2024	Q1 2025	Q4 2025	– / –
Projects Under Development - Consolidated			537	260,648	112,940	43,714
Projects Completed Not Stabilized:
Aero Apartments	Alameda, CA	90%	200	117,794	113,610	64,664	100%	Q3 2019	Q2 2021	Q2 2021	Q1 2023	97% / 95%
Projects Completed Not Stabilized - Consolidated			200	117,794	113,610	64,664
Projects Completed and Stabilized During the Quarter:
Alcott Apartments (fka West End Tower)	Boston, MA	100%	470	409,164	408,114	—	100%	Q2 2018	Q3 2021	Q4 2021	Q4 2022	95% / 95%
Projects Completed and Stabilized During the Quarter - Consolidated			470	409,164	408,114	—

UNCONSOLIDATED:
Projects Under Development:
Alloy Sunnyside	Denver, CO	80%	209	66,004	38,309	5,931	53%	Q3 2021	Q4 2023	Q2 2024	Q1 2025	– / –
Alexan Harrison	Harrison, NY	62%	450	198,664	100,922	2,809	39%	Q3 2021	Q3 2023	Q2 2024	Q4 2025	– / –
Solana Beeler Park	Denver, CO	90%	270	81,206	27,008	—	19%	Q4 2021	Q4 2023	Q2 2024	Q1 2025	– / –
Remy (Toll)	Frisco, TX	75%	357	96,937	46,214	4,892	37%	Q1 2022	Q1 2024	Q4 2024	Q3 2025	– / –
Settler (Toll)	Fort Worth, TX	75%	362	81,775	26,456	—	24%	Q2 2022	Q2 2024	Q3 2024	Q3 2025	– / –
Lyle (Toll) (3)	Dallas, TX	75%	334	86,332	13,732	—	13%	Q3 2022	Q4 2024	Q2 2025	Q1 2026	– / –
Projects Under Development - Unconsolidated			1,982	610,918	252,641	13,632
Total Development Projects - Consolidated			1,207	787,606	634,664	108,378
Total Development Projects - Unconsolidated			1,982	610,918	252,641	13,632
Total Development Projects			3,189	$1,398,524	$887,305	$122,010

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
(2)
All non-wholly owned projects are being partially funded with project-specific construction loans. None of these loans are recourse to the Company. As of December 31, 2022, three projects have begun drawing on their construction loans for the unconsolidated joint venture projects under development.
(3)
The land parcels under these projects are subject to long-term ground leases.

Item 3. Legal Proceedings

As of December 31, 2022, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Share/Unit Information (Equity Residential and ERP Operating Limited Partnership)

The Company’s Common Shares trade on the New York Stock Exchange under the trading symbol EQR. There is no established public market for the Operating Partnership’s Units (OP Units and restricted units). At February 10, 2023, the number of record holders of Common Shares was approximately 1,790 and 378,602,684 Common Shares were outstanding. At February 10, 2023, the number of record holders of Units in the Operating Partnership was approximately 465 and 391,169,119 Units were outstanding.

Unregistered Common Shares Issued in the Quarter Ended December 31, 2022 (Equity Residential)

During the quarter ended December 31, 2022, EQR issued 414,871 Common Shares in exchange for 414,871 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

COVID-19 Impact

The Company continues to monitor and respond to the ongoing effects of the COVID-19 pandemic. For additional details, see Item 1A, Risk Factors.

Results of Operations

2021 and 2022 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the years ended December 31, 2021 and 2022:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2020	304	77,889
Acquisitions:
Consolidated Rental Properties	13	3,533	$1,249,679	3.7%
Consolidated Rental Properties – Not Stabilized (1)	4	1,214	$459,700	4.0%
			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(14)	(3,053)	$(1,716,775)	(3.7)%
Completed Developments – Consolidated	3	824
12/31/2021	310	80,407
			Purchase Price	Acquisition Cap Rate
Acquisitions:
Consolidated Rental Properties	1	172	$113,000	3.5%
Unconsolidated Land Parcels (2)	—	—	$56,886
			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(3)	(945)	$(746,150)	(3.4)%
Configuration Changes	—	(37)
12/31/2022	308	79,597

(1)
The Company acquired four properties during the year ended December 31, 2021, one each in the Denver, Atlanta, Seattle and Dallas/Ft. Worth markets, that were in lease-up and are expected to stabilize in their second year of ownership at the combined Acquisition Cap Rate listed above.
(2)
The purchase price listed represents the total consideration for the closing of the respective joint ventures.

Acquisitions

•
The consolidated properties acquired in 2021 are located in the Atlanta (4), Austin (3), Boston, Dallas/Ft. Worth (4), Denver (3), Seattle and Washington, D.C. markets. The Atlanta, Austin and Dallas/Ft. Worth acquisitions marked the Company’s re-entry into these markets;
•
Approximately $1.4 billion, or 82.0% of all acquisition activity in 2021, was in expansion markets;
•
The Company funded the 2021 acquisitions by selling older assets located within established markets that no longer met our long-term investment criteria;
•
The consolidated property acquired in 2022 is located in the San Diego market; and
•
In 2022, the Company acquired its joint venture partner’s 25% interest in a 432-unit apartment property located in the Washington, D.C. market for $32.2 million, and the property is now wholly owned.

Dispositions

•
The consolidated properties disposed of in 2021 were located in the Los Angeles (6), New York, San Francisco (5), Seattle and Washington, D.C. markets and the sales generated an Unlevered IRR of 10.4%; and
•
The consolidated properties disposed of in 2022 were located in the New York (2) and Washington, D.C. markets and the sales generated an Unlevered IRR of 5.3%.

Developments

•
The Company completed construction on three consolidated apartment properties during 2021, located in the San Francisco, Washington, D.C. and Boston markets, consisting of 824 apartment units totaling approximately $602.8 million of development costs;
•
The Company commenced construction on one consolidated and three unconsolidated apartment properties during 2021, located in the Denver (2), New York and Washington, D.C. markets, consisting of 1,241 apartment units totaling approximately $452.7 million of expected development costs;
•
The Company commenced construction on one consolidated and three unconsolidated apartment properties during 2022, located in the San Francisco and Dallas/Ft. Worth (3) markets, consisting of 1,278 apartment units totaling approximately $417.7 million of expected development costs;
•
The Company stabilized two consolidated apartment properties during 2022, located in the Washington, D.C. and Boston markets, consisting of 624 apartment units totaling approximately $482.1 million of development costs; and
•
The Company spent approximately $203.6 million during 2022, primarily for consolidated and unconsolidated development projects.

Investments in Unconsolidated Entities

•
The Company entered into six separate unconsolidated joint ventures during 2021 for the purpose of developing vacant land parcels in Texas (3), Colorado (2) and New York. The Company’s total investment in these six joint ventures was approximately $72.2 million and $150.4 million as of December 31, 2021 and 2022, respectively. Three of the projects are related to the Company’s joint venture development program with Toll, two of which commenced construction during the second and third quarters of 2022; and
•
The Company entered into three separate unconsolidated joint ventures during 2022 for the purpose of developing vacant land parcels in the Dallas/Ft. Worth and Boston (2) markets. The Company’s total investment in these three joint ventures was approximately $66.8 million as of December 31, 2022. One of the projects is related to the Company’s joint venture development program with Toll, which commenced construction during the first quarter of 2022 prior to our entrance into the joint venture.

See Notes 4 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments and investments in partially owned entities.

Comparison of the year ended December 31, 2022 to the year ended December 31, 2021

The following table presents a reconciliation of diluted earnings per share/unit for the year ended December 31, 2022 as compared to the same period in 2021:

Year Ended December 31
Diluted earnings per share/unit for full year 2021	$3.54
Property NOI	0.60
Interest expense	(0.02)
Corporate overhead (1)	(0.03)
Net gain/loss on property sales	(1.95)
Non-operating asset gains/losses	(0.07)
Impairment – non-operating real estate assets	0.04
Depreciation expense	(0.11)
Other	0.05
Diluted earnings per share/unit for full year 2022	$2.05

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results (amounts in thousands):

	Year Ended December 31,		2022 vs. 2021
	2022	2021	$ Change	% Change
Operating income	$1,116,046	$1,675,841	$(559,795)	(33.4)%
Adjustments:
Property management	110,304	98,155	12,149	12.4%
General and administrative	58,710	56,506	2,204	3.9%
Depreciation	882,168	838,272	43,896	5.2%
Net (gain) loss on sales of real estate properties	(304,325)	(1,072,183)	767,858	(71.6)%
Impairment	—	16,769	(16,769)	(100.0)%
Total NOI	$1,862,903	$1,613,360	$249,543	15.5%
Rental income:
Same store	$2,533,577	$2,291,604	$241,973	10.6%
Non-same store/other	201,603	172,393	29,210	16.9%
Total rental income	2,735,180	2,463,997	271,183	11.0%
Operating expenses:
Same store	802,291	774,504	27,787	3.6%
Non-same store/other	69,986	76,133	(6,147)	(8.1)%
Total operating expenses	872,277	850,637	21,640	2.5%
NOI:
Same store	1,731,286	1,517,100	214,186	14.1%
Non-same store/other	131,617	96,260	35,357	36.7%
Total NOI	$1,862,903	$1,613,360	$249,543	15.5%

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
•
The increase in same store operating expenses is due primarily to:
•
Utilities – A $13.9 million increase from gas and electric, primarily driven by higher commodity prices; and
•
Repairs and maintenance – A $9.8 million increase primarily driven by volume and timing of maintenance and repairs along with increases in minimum wage on contracted services.
•
The increase in non-same store/other NOI is due primarily to a positive impact of higher NOI from properties acquired during 2021 and 2022 of $54.5 million and higher NOI from development properties in lease-up of $20.6 million, partially offset by a negative impact of lost NOI from 2021 and 2022 dispositions of $52.2 million and a negative impact of $1.2 million in lower NOI from one former master-leased property and two properties that have been removed from same store while undergoing major renovations.
•
The increase in consolidated total NOI is primarily a result of the Company’s higher NOI from same store properties, largely due to improvement in same store revenues as noted above. Operating expense growth remains modest due to a combination of continued success in managing controllable expenses, favorable growth in real estate tax expense (increased by only $3.2 million) and declines in payroll expense (decreased by $3.1 million) primarily due to the Company's various innovation and centralization initiatives, leading to 14.1% same store NOI growth for the year ended December 31, 2022 as compared to the prior year period.

See the Same Store Results section below for additional discussion of those results.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. These expenses increased approximately $12.1 million or 12.4% during the year ended December 31, 2022 as compared to 2021. This increase is primarily attributable to increases in payroll-related costs, training/conference costs, temporary help/contractors costs and third-party management fees.

General and administrative expenses, which include corporate operating expenses, increased approximately $2.2 million or 3.9% during the year ended December 31, 2022 as compared to 2021, primarily due to increases in payroll-related costs, legal and professional fees and training/conference costs.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $43.9 million or 5.2% during the year ended December 31, 2022 as compared to 2021, primarily as a result of additional depreciation expense on properties acquired in 2021 and 2022 and development properties placed in service during 2021, partially offset by lower depreciation from properties sold in 2021 and 2022.

Net gain on sales of real estate properties decreased approximately $767.9 million or 71.6% during the year ended December 31, 2022 as compared to 2021, primarily as a result of a lower sales volume with the sale of three consolidated apartment properties in 2022 as compared to the sale of fourteen consolidated apartment properties in the same period in 2021.

Impairment decreased approximately $16.8 million during the year ended December 31, 2022 as compared to 2021, due to an impairment charge in 2021 on one land parcel held for development compared to no impairment charges taken during 2022.

Interest and other income decreased approximately $23.5 million or 91.5% during the year ended December 31, 2022 as compared to 2021. The decrease is primarily due to a gain of $23.6 million on the sale of various investment securities that occurred during 2021 but not during 2022.

Other expenses decreased approximately $5.6 million or 29.1% during the year ended December 31, 2022 as compared to 2021, primarily due to a decline in construction defect and litigation reserves and pursuit costs recorded between 2022 and 2021, partially offset by increases in advocacy contributions, demolition/abatement costs and data transformation project costs.

Interest expense, including amortization of deferred financing costs, increased approximately $10.4 million or 3.7% during the year ended December 31, 2022 as compared to 2021. The increase is primarily due to higher overall interest rates and lower capitalized interest. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the year ended December 31, 2022 was 3.68% as compared to 3.52% in 2021. The Company capitalized interest of approximately $7.1 million and $15.9 million during the years ended December 31, 2022 and 2021, respectively.

Net (income) loss attributable to Noncontrolling Interests in partially owned properties decreased approximately $14.2 million or 79.0% during the year ended December 31, 2022 as compared to 2021, primarily as a result of noncontrolling interest allocations related to the sale of one partially owned apartment property in 2021 as compared to no sales in 2022.

For comparison of the year ended December 31, 2021 to the year ended December 31, 2020, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2021.

Same Store Results

Properties that the Company owned and were stabilized for all of both 2022 and 2021 (the “2022 Same Store Properties”), which represented 72,872 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months. Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

The following table provides comparative total same store results and statistics for the 2022 Same Store Properties:

2022 vs. 2021

Same Store Results/Statistics Including 72,872 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

2022							2021
	Residential	% Change	Non- Residential	% Change	Total	% Change		Residential	Non- Residential	Total
Revenues	$2,441,522	10.7%	$92,055	5.8%	$2,533,577	10.6%	Revenues	$2,204,625	$86,979	$2,291,604
Expenses	$778,206	3.6%	$24,085	3.6%	$802,291	3.6%	Expenses	$751,250	$23,254	$774,504
NOI	$1,663,316	14.4%	$67,970	6.7%	$1,731,286	14.1%	NOI	$1,453,375	$63,725	$1,517,100

Average Rental Rate	$2,898	10.4%					Average Rental Rate	$2,625
Physical Occupancy	96.4%	0.3%					Physical Occupancy	96.1%
Turnover	42.8%	(1.9%)					Turnover	44.7%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

The following table provides results and statistics related to our Residential same store operations for the years ended December 31, 2022 and 2021:

2022 vs. 2021

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	2022 % of Actual NOI	2022 Average Rental Rate	2022 Weighted Average Physical Occupancy %	2022 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	14,662	19.8%	$2,733	96.6%	38.4%	9.0%	(0.2%)	(3.1%)
Orange County	4,028	5.8%	2,614	97.0%	34.5%	12.8%	(0.7%)	(0.1%)
San Diego	2,706	4.0%	2,766	96.7%	38.1%	11.4%	(0.9%)	(5.0%)
Subtotal – Southern California	21,396	29.6%	2,715	96.7%	37.6%	10.0%	(0.4%)	(2.8%)

San Francisco	11,368	17.4%	3,152	96.1%	41.5%	8.3%	0.9%	(6.5%)
Washington, D.C.	14,187	16.2%	2,456	96.8%	43.1%	5.5%	0.3%	(2.2%)
New York	8,536	13.5%	4,068	96.9%	42.4%	17.6%	1.8%	4.2%
Seattle	9,331	11.4%	2,497	95.1%	51.6%	10.7%	(0.5%)	0.7%
Boston	6,430	10.0%	3,208	96.2%	45.3%	11.2%	0.5%	(1.8%)
Denver	1,624	1.9%	2,299	96.7%	60.3%	11.3%	0.1%	0.1%

Total	72,872	100.0%	$2,898	96.4%	42.8%	10.4%	0.3%	(1.9%)

Note: The above table reflects Residential same store results only. Residential operations account for approximately 96.3% of total revenues for the year ended December 31, 2022.

Despite geopolitical and economic uncertainties, demand to live in our apartment communities remained healthy, which our financial results reflected, as we continued to capture the gap between in-place rent levels and market rent levels. Demand for our apartments continues to support strong Physical Occupancy with pricing that is largely in-line with expectations, including modest use of Leasing Concessions. Key operating drivers for this performance during 2022 include:

•
Pricing – Pricing (net of Leasing Concessions) in 2022 was strong, driven by continued improvement across the portfolio, especially in New York. After unprecedented growth earlier in the year, pricing began to moderate in late August 2022, which is typical, but slightly more pronounced than we had expected. Regardless, pricing remained positive during the fourth quarter of 2022 which is stronger than historical trends.
•
Physical Occupancy – Physical Occupancy of 96.4% for the year ended December 31, 2022 remained strong, contributing to growth in Same Store Residential Revenues.

•
Percentage of Residents Renewing and Turnover – We continue to see a high Percentage of Residents Renewing in our portfolio, which we believe reflects both the strength of demand and quality of our product. The Percentage of Residents Renewing has been strong at 56.5% for the fourth quarter of 2022. Turnover has been the lowest in the Company’s history at 42.8% for the full year of 2022, reflecting a healthy and consistent trend of historically high resident retention.

In addition to these stronger fundamentals, bad debt, net moderated during the first half of 2022 with improvement in resident collections primarily driven by receipt of governmental rental assistance payments on behalf of our residents. Bad debt, net increased in the second half of 2022 primarily due to the governmental rental assistance programs winding down.

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

Overall, the fundamentals of our business remain strong. Long-term, we expect elevated single family home ownership costs, positive household formation trends and the overall deficit in housing across the country to buffer the impact on our business from the risks of potential economic weakness. We also see our affluent resident base as being more resilient to rising inflation due to higher levels of disposable income and lower relative rent-to-income ratios.

Liquidity and Capital Resources

With approximately $2.4 billion in readily available liquidity, a strong balance sheet, limited near-term maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and opportunities. See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash flows provided by (used for):
Operating activities	$1,454,756	$1,260,184	$1,265,536
Investing activities	$107,792	$(434,620)	$663,586
Financing activities	$(1,785,612)	$(565,056)	$(1,946,393)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the year ended December 31, 2022.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the year ended December 31, 2022 as compared to 2021, increased by approximately $194.6 million as a direct result of the NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures. For 2022, key drivers were:

•
Acquired one consolidated rental property for approximately $113.0 million in cash;
•
Disposed of three consolidated rental properties, receiving net proceeds of approximately $720.3 million;
•
Invested $109.3 million primarily in development projects;

•
Invested $159.7 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives; and
•
Invested $221.1 million in capital expenditures to real estate presented in the table below.

For the year ended December 31, 2022, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Year Ended December 31, 2022

	Same Store Properties		Non-Same Store Properties/Other		Total	Same Store Avg. Per Apartment Unit
Total Apartment Units	72,872		6,725		79,597

Building Improvements	$102,079		$16,335	(2)	$118,414	$1,401
Renovation Expenditures	43,197	(1)	6,730	(2)	49,927	592
Replacements	49,834		2,911		52,745	684
Total Capital Expenditures to Real Estate	$195,110		$25,976		$221,086	$2,677

(1)
Renovation Expenditures – Amounts for 1,794 same store apartment units approximated $24,079 per apartment unit renovated.
(2)
Includes expenditures for two properties that have been removed from same store while undergoing major renovations requiring a significant number of apartment units to be vacated to accommodate the extensive planned improvements. The renovations are expected to continue through at least the end of 2023 at both properties.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders and other Common Share activity. For 2022, key drivers were:

•
Obtained $48.1 million in variable rate construction mortgage debt that is non-recourse to the Company;
•
Repaid $289.9 million of mortgage loans (inclusive of scheduled principal repayments);
•
Repaid $500.0 million of unsecured notes by using disposition proceeds;
•
Settled all 1.7 million Common Shares under the ATM forward sale agreements for cash proceeds of $139.6 million;
•
Acquired our joint venture partner’s 25% interest in an apartment property for $32.2 million;
•
Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $29.2 million; and
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $982.8 million.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022	December 31, 2021
Cash and cash equivalents	$53,869	$123,832
Restricted deposits	$83,303	$236,404
Unsecured revolving credit facility availability	$2,366,537	$2,181,372

Credit Facility and Commercial Paper Program

The Company has a $2.5 billion unsecured revolving credit facility maturing October 26, 2027. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.725%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating. The Revolving Credit Agreement also contains a sustainability-linked pricing component which provides for interest rate margin reductions upon achieving certain sustainability ratings. See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of the Company’s credit facility.

The Company may borrow up to a maximum of $1.0 billion under its commercial paper program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of February 10, 2023 (amounts in thousands):

February 10, 2023
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(130,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,484)
Unsecured revolving credit facility availability	$2,366,516

Dividend Policy

The Company declared a dividend/distribution for each quarter in 2022 of $0.625 per share/unit, an annualized increase of 3.7% over the amount paid in 2021. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in January 2023 amounted to $244.6 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended December 31, 2022.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $28.1 billion in investment in real estate on the Company’s balance sheet at December 31, 2022, $24.5 billion or 87.1% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise. For additional details, see Item 1A, Risk Factors.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of December 31, 2022 is as follows:

Debt Summary as of December 31, 2022

($ in thousands)

	Debt Balances	% of Total
Secured	$1,953,438	26.3%
Unsecured	5,472,284	73.7%
Total	$7,425,722	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,608,838	21.7%
Unsecured – Public	5,342,329	71.9%
Fixed Rate Debt	6,951,167	93.6%
Floating Rate Debt:
Secured – Conventional	108,378	1.4%
Secured – Tax Exempt	236,222	3.2%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	129,955	1.8%
Floating Rate Debt	474,555	6.4%
Total	$7,425,722	100.0%

The following table summarizes the Company’s debt maturity schedule as of December 31, 2022:

Debt Maturity Schedule as of December 31, 2022

($ in thousands)

Year	Fixed Rate	Floating Rate		Total	% of Total
2023 (2)	$800,000	$198,275	(1)	$998,275	13.3%
2024	—	6,100		6,100	0.1%
2025	450,000	53,180		503,180	6.7%
2026	592,025	9,000		601,025	8.0%
2027	400,000	9,800		409,800	5.5%
2028	900,000	10,700		910,700	12.1%
2029	888,120	11,500		899,620	12.0%
2030	1,095,000	12,600		1,107,600	14.8%
2031	528,500	39,700		568,200	7.6%
2032	—	28,000		28,000	0.4%
2033+	1,350,850	110,900		1,461,750	19.5%
Subtotal	7,004,495	489,755		7,494,250	100.0%
Deferred Financing Costs and Unamortized (Discount)	(53,328)	(15,200)		(68,528)	N/A
Total	$6,951,167	$474,555		$7,425,722	100.0%

(1)
Includes $130.0 million in principal outstanding on the Company’s commercial paper program.
(2)
During 2022, the Company entered into $450.0 million of ten-year forward starting SOFR swaps at a weighted average rate of 2.90% (currently equivalent to a ten-year U.S. Treasury of approximately 3.23%) to hedge the U.S. Treasury risk for the refinancing of 2023 maturities.

Interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2022, inclusive of capitalized interest, approximates $210.0 million annually for the next five years, with total remaining obligations of approximately $2.3 billion. For floating rate debt, the current rate in effect for the most recent payment through December 31, 2022 is assumed to be in effect through the respective maturity date of each instrument.

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of debt at December 31, 2022. See also Notes 8 and 16 in the Notes to Consolidated Financial Statements for additional discussion of contractual obligations and commitments as of December 31, 2022.

Capital Structure

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2022 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential

Capital Structure as of December 31, 2022

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$1,953,438	26.3%
Unsecured Debt			5,472,284	73.7%
Total Debt			7,425,722	100.0%	24.3%
Common Shares (includes Restricted Shares)	378,429,708	96.8%
Units (includes OP Units and Restricted Units)	12,429,737	3.2%
Total Shares and Units	390,859,445	100.0%
Common Share Price at December 31, 2022	$59.00
			23,060,707	99.8%
Perpetual Preferred Equity			37,280	0.2%
Total Equity			23,097,987	100.0%	75.7%
Total Market Capitalization			$30,523,709		100.0%

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2022 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership

Capital Structure as of December 31, 2022

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$1,953,438	26.3%
Unsecured Debt		5,472,284	73.7%
Total Debt		7,425,722	100.0%	24.3%
Total Outstanding Units	390,859,445
Common Share Price at December 31, 2022	$59.00
		23,060,707	99.8%
Perpetual Preference Units		37,280	0.2%
Total Equity		23,097,987	100.0%	75.7%
Total Market Capitalization		$30,523,709		100.0%

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

The Company has an ATM share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. In May 2022, the Company replaced the prior program with a new program which extended the maturity to May 2025 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of December 31, 2022.

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

During the quarter ended September 30, 2021, the Company entered into forward sale agreements under the prior program for a total of approximately 1.7 million Common Shares at a weighted average initial forward price per share of $83.25. During the quarter ended December 31, 2022, the Company settled all of the outstanding forward sale agreements, at a weighted average forward price per share of $80.22, which is inclusive of adjustments made to reflect the then-current federal funds rate and the amount of dividends paid to holders of the Company's Common Shares, for net proceeds of approximately $139.6 million. Concurrent with this transaction, ERPOP issued the same amount of OP Units to EQR in exchange for the net proceeds.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program. No open market repurchases have occurred since 2008. As of February 10, 2023, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

We believe our ability to access capital markets is enhanced by ERPOP’s long-term senior debt ratings and short-term commercial paper ratings, as well as EQR’s long-term preferred equity ratings. As of February 10, 2023, the ratings are as follows:

	Standard & Poor’s	Moody's
ERPOP's long-term senior debt rating	A-	A3
ERPOP's short-term commercial paper rating	A-2	P-2
EQR's long-term preferred equity rating	BBB	Baa1

See Note 18 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to December 31, 2022.

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
•
Disposition Yield – NOI that the Company anticipates giving up in the next 12 months less an estimate of property management costs/management fees allocated to the project (generally ranging from 2.0% to 4.0% of revenues depending on the size and income streams of the asset) and less an estimate for in-the-unit replacement capital expenditures (generally ranging from $150-$450 per apartment unit depending on the age and condition of the asset) divided by the gross sales price of the asset. The weighted average Disposition Yield for sold properties is weighted based on the projected NOI streams and the relative sales price for each respective property.
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
•
% of Stabilized Budgeted NOI – Represents original budgeted 2023 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.
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

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements. These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2022.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for each of the three years ended December 31, 2022:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$806,995	$1,396,714	$962,501
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,774)	(17,964)	(14,855)
Preferred/preference distributions	(3,090)	(3,090)	(3,090)
Net income available to Common Shares and Units / Units	800,131	1,375,660	944,556
Adjustments:
Depreciation	882,168	838,272	820,832
Depreciation – Non-real estate additions	(4,306)	(4,277)	(4,564)
Depreciation – Partially Owned Properties	(2,640)	(3,673)	(3,345)
Depreciation – Unconsolidated Properties	2,898	2,487	2,454
Net (gain) loss on sales of unconsolidated entities - operating assets	(9)	(1,304)	(1,636)
Net (gain) loss on sales of real estate properties	(304,325)	(1,072,183)	(531,807)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	—	15,650	11,655
FFO available to Common Shares and Units / Units (1) (3) (4)	1,373,917	1,150,632	1,238,145
Adjustments:
Impairment – non-operating real estate assets	—	16,769	—
Write-off of pursuit costs	4,780	6,526	6,869
Debt extinguishment and preferred share redemption (gains) losses	4,664	744	39,292
Non-operating asset (gains) losses	2,368	(22,283)	(32,590)
Other miscellaneous items	(13,901)	8,976	4,652
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,371,828	$1,161,364	$1,256,368

FFO (1) (3)	$1,377,007	$1,153,722	$1,241,235
Preferred/preference distributions	(3,090)	(3,090)	(3,090)
FFO available to Common Shares and Units / Units (1) (3) (4)	$1,373,917	$1,150,632	$1,238,145

Normalized FFO (2) (3)	$1,374,918	$1,164,454	$1,259,458
Preferred/preference distributions	(3,090)	(3,090)	(3,090)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,371,828	$1,161,364	$1,256,368

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
•
the impact of any expenses relating to non-operating real estate asset impairment;
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from financial instruments primarily from changes in interest rates. Such risks derive from the refinancing of debt maturities, from exposure to interest rate fluctuations on floating rate debt and from derivative instruments utilized to swap fixed rate debt to floating or to hedge rates in anticipation of future debt issuances. Our operating results are, therefore, affected by changes in short-term interest rates, primarily SOFR, London Interbank Offered Rate ("LIBOR") and Securities Industry and Financial Markets Association (“SIFMA”) indices, which directly impact borrowings under our revolving credit facility and/or interest on secured and unsecured borrowings contractually tied to such rates. Short-term interest rates also indirectly affect the discount on notes issued under our commercial paper program. Additionally, we have exposure to long-term interest rates, particularly U.S. Treasuries, as they are utilized to price our long-term borrowings and therefore affect the cost of refinancing existing debt or incurring additional debt.

The Alternative Reference Rates Committee (the “ARRC”) has identified SOFR as the preferred alternative rate for USD LIBOR. As part of the transition process that is now under way, LIBOR is no longer published for certain tenors and key USD settings are expected to be discontinued by June 2023. SOFR is now the primary basis for determining interest payments on borrowings on the Company’s $2.5 billion revolving credit facility. We are closely monitoring the evolution of practices in the credit markets and we do not expect such transition to have a material impact on the Company’s financial position or cash flows.

The Company monitors and manages interest rates as part of its risk management process, by targeting adequate levels of floating rate exposure and an appropriate debt maturity profile. From time to time, we may utilize derivative instruments to manage interest rate exposure and to comply with the requirements of certain lenders, but not for trading or speculative purposes.

The Company had total variable rate debt of $0.5 billion, representing 6.4% of total debt, and $0.6 billion, representing 7.3% of total debt, as of December 31, 2022 and 2021, respectively. If interest rates had been 100 basis points higher in 2022 and 2021 and average balances coincided with year end balances, our annual interest expense would have been $4.7 million and $6.1 million higher, respectively. Unsecured notes issued under the Company’s commercial paper program are treated as variable rate debt for the purposes of this calculation even though they do not have a stated interest rate, given their short-term nature. The effect of derivatives, if applicable, is also considered when computing the total amount of variable rate debt.

Changes in interest rates also affect the estimated fair market value of our fixed rate debt, computed using a discounted cash flow model. As of December 31, 2022, the Company had total outstanding fixed rate debt of $7.0 billion, or 93.6% of total debt, with an estimated fair market value of $6.2 billion. If interest rates had been 100 basis points lower as of December 31, 2022, the estimated fair market value would have increased by approximately $397.5 million. As of December 31, 2021, the Company had total outstanding fixed rate debt of $7.7 billion, or 92.7% of total debt, with an estimated fair market value of $8.4 billion. If interest rates had been 100 basis points lower as of December 31, 2021, the estimated fair market value would have increased by approximately $637.2 million.

As of December 31, 2022, the Company’s derivative instruments had a net asset fair value of approximately $20.7 million. If interest rates increased by 35 basis points across the curve relative to market quotes as of December 31, 2022 (a 10% upward “parallel shift”), the net asset fair value of the Company’s derivative instruments would be approximately $39.4 million. If interest rates decreased by 35 basis points (a 10% downward “parallel shift”), the net asset fair value of the Company’s derivative instruments would be approximately $1.5 million.

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

None.

Item 9A. Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2022, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2022. Our internal control over financial reporting has been audited as of December 31, 2022 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2022, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Operating Partnership’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2022. Our internal control over financial reporting has been audited as of December 31, 2022 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the fourth quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accountant Fees and Services

The information required by Item 10, Item 11, Item 12 (with the exception of the Equity Compensation Plan Information provided below), Item 13 and Item 14 is incorporated by reference to, and will be contained in, Equity Residential’s Proxy Statement, which the Company intends to file no later than 120 days after the end of its fiscal year ended December 31, 2022, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 96.8% owner of ERP Operating Limited Partnership.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to the Company’s Common Shares that may be issued under its existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	4,061,360	$62.60	11,407,237
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)
The amounts shown in columns (a) and (b) of the above table do not include 289,918 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company’s 2019 Share Incentive Plan, as amended (the “2019 Plan”), and outstanding Common Shares that have been purchased by employees and trustees under the Company’s ESPP.
(2)
Includes 8,920,638 Common Shares that may be issued under the 2019 Plan and 2,486,599 Common Shares that may be sold to employees and trustees under the ESPP.

On June 27, 2019, the shareholders of EQR approved the Company's 2019 Plan and the Company filed a Form S-8 registration statement to register 11,331,958 Common Shares under this plan. As of December 31, 2022, 8,920,638 shares were available for future issuance. The 2019 Plan expires on June 27, 2029.

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

Exhibit	Description	Location
3.1	Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to Equity Residential’s Form 10-K for the year ended December 31, 2004.

3.2	Eighth Amended and Restated Bylaws of Equity Residential, effective as of October 1, 2015.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on October 1, 2015.

3.3	First Amendment to Eighth Amended and Restated Bylaws of Equity Residential, dated November 20, 2017.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on November 20, 2017.

3.4	Second Amendment to Eighth Amended and Restated Bylaws of Equity Residential, effective as of May 4, 2020.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated May 4, 2020, filed on May 8, 2020.

3.5	Seventh Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership, dated as of March 18, 2021 and effective as of January 1, 2020.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 18, 2021, filed on March 24, 2021.

4.1	Description of Equity Residential Common Shares Registered Under Section 12 of the Securities Exchange Act of 1934.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2019.

4.2	Description of ERP Operating Limited Partnership Notes Registered Under Section 12 of the Securities Exchange Act of 1934.	Included as Exhibit 4.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2019.

4.3	Description of ERP Operating Limited Partnership OP Units Registered Under Section 12 of the Securities Exchange Act of 1934.	Included as Exhibit 4.3 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2021.

4.4	Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to ERP Operating Limited Partnership’s Form S-3 filed on October 7, 1994. **

4.5	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.

4.6	Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.

4.7	Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.8	Fourth Supplemental Indenture to Indenture, dated as of December 12, 2011.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.

4.9	Fifth Supplemental Indenture to Indenture, dated as of February 1, 2016.	Included as Exhibit 4.6 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2015.

4.10	Form of 3.375% Note due June 1, 2025.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.11	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on August 13, 1996.

4.12	Form of 2.850% Note due November 1, 2026.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated October 4, 2016, filed on October 7, 2016.

4.13	Form of 3.250% Note due August 1, 2027.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

4.14	Form of 3.500% Note due March 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 1, 2018, filed on February 6, 2018.

4.15	Form of 4.150% Note due December 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated November 28, 2018, filed on November 29, 2018.

4.16		Form of 3.000% Note due July 1, 2029.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 17, 2019, filed on June 20, 2019.

4.17		Form of 2.500% Note due February 15, 2030.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 20, 2019, filed on August 22, 2019.

4.18		Form of 1.850% Note due August 1, 2031.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 3, 2021, filed on August 5, 2021.

4.19		Form of 4.500% Note due July 1, 2044.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.

4.20		Form of 4.500% Note due June 1, 2045.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.21		Form of 4.000% Note due August 1, 2047.	Included as Exhibit 4.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

10.1	*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158. **

10.2		Revolving Credit Agreement, dated as of October 26, 2022, among ERP Operating Limited Partnership, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated October 26, 2022, filed on October 27, 2022.

10.3		Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential's Form 10-K for the year ended December 31, 1999.

10.4	*	Equity Residential 2019 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 27, 2019, filed on July 1, 2019.

10.5	*	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 16, 2011, filed on June 22, 2011.

10.6	*	First Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.

10.7	*	Second Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.

10.8	*	Third Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2014.

10.9	*	Fourth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2014.

10.10	*	Fifth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2016.

10.11	*	Sixth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.18 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2016.

10.12	*	Seventh Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2017.

10.13	*	Form of 2018 Long-Term Incentive Plan Award Agreement.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2018.

10.14	*	Form of 2022 Long-Term Incentive Plan Award Agreement.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2022.

10.15	*	Form of Change in Control/Severance Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to Equity Residential's Form 10-K for the year ended December 31, 2001.

10.16	*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2009.

10.17	*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2003.

10.18	*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential's Form 10-K for the year ended December 31, 2006.

10.19	*	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2001.

10.20	*	Age 62 Retirement Agreement, dated September 4, 2018, by and between Equity Residential and David J. Neithercut.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2018.

10.21	*	Age 62 Retirement Agreement, dated February 27, 2020, by and between Equity Residential and Alan W. George.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2020.

10.22	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective April 1, 2017.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2017.

10.23	*	Amendment to the Equity Residential Supplemental Executive Retirement Plan, effective as of June 1, 2020.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2020.

10.24	*	Amendment to the Equity Residential Supplemental Executive Retirement Plan, effective as of October 1, 2022.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2022.

10.25	*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2008.

10.26		Distribution Agreement, dated May 18, 2022.	Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on May 18, 2022.

10.27		Form of Master Forward Sale Confirmation.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on May 18, 2022.

10.28		Archstone Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.29		Archstone Parallel Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.30		Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement.	Included as Exhibit 10.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.31		Legacy Holdings JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.6 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

21		List of Subsidiaries of Equity Residential and ERP Operating Limited Partnership.	Attached herein.

23.1		Consent of Ernst & Young LLP - Equity Residential.	Attached herein.

23.2		Consent of Ernst & Young LLP - ERP Operating Limited Partnership.	Attached herein.

24		Power of Attorney.	See the signature page to this report.

31.1		Equity Residential - Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2		Equity Residential - Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership - Certification of Mark J. Parrell, Chief Executive Officer of Registrant's General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership - Certification of Robert A. Garechana, Chief Financial Officer of Registrant's General Partner.	Attached herein.

32.1	Equity Residential - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 16, 2023

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 16, 2023

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY

KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Mark J. Parrell, Robert A. Garechana and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2022, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ Mark J. Parrell	President, Chief Executive Officer and Trustee	February 16, 2023
Mark J. Parrell	(Principal Executive Officer)

/s/ Robert A. Garechana	Executive Vice President and Chief Financial Officer	February 16, 2023
Robert A. Garechana	(Principal Financial Officer)

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 16, 2023
Ian S. Kaufman	(Principal Accounting Officer)

/s/ Angela M. Aman	Trustee	February 16, 2023
Angela M. Aman

/s/ Linda Walker Bynoe	Trustee	February 16, 2023
Linda Walker Bynoe

/s/ Mary Kay Haben	Trustee	February 16, 2023
Mary Kay Haben

/s/ T. Zia Huque	Trustee	February 16, 2023
T. Zia Huque

/s/ John E. Neal	Trustee	February 16, 2023
John E. Neal

/s/ David J. Neithercut	Trustee	February 16, 2023
David J. Neithercut

/s/ Mark S. Shapiro	Trustee	February 16, 2023
Mark S. Shapiro

/s/ Stephen E. Sterrett	Trustee	February 16, 2023
Stephen E. Sterrett

/s/ Samuel Zell	Chairman of the Board of Trustees	February 16, 2023
Samuel Zell

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

PAGE

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm on the Financial Statements (Equity Residential)	F-2 to F-3

Report of Independent Registered Public Accounting Firm on the Financial Statements (ERP Operating Limited Partnership)	F-4 to F-5

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Equity Residential)	F-6

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (ERP Operating Limited Partnership)	F-7

Financial Statements of Equity Residential:

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-8

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020	F-9 to F-10

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	F-11 to F-13

Consolidated Statements of Changes in Equity for the years ended December 31, 2022, 2021 and 2020	F-14 to F-15

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of December 31, 2022 and 2021	F-16

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2022, 2021 and 2020	F-17 to F-18

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020	F-19 to F-21

Consolidated Statements of Changes in Capital for the years ended December 31, 2022, 2021 and 2020	F-22 to F-23

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	F-24 to F-56

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation of Equity Residential and ERP Operating Limited Partnership	S-1 to S-12

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Residential

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Equity Residential (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets

Description of the Matter

At December 31, 2022, the Company’s net investment in real estate was approximately $19.1 billion. As more fully described in Note 2 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, including its investment in real estate, for impairment. The judgments and assumptions regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If the expected future undiscounted cash flows are less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount.

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
February 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of ERP Operating Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the Operating Partnership) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of Long-Lived Assets

Description of the Matter

At December 31, 2022, the Operating Partnership’s net investment in real estate was approximately $19.1 billion. As more fully described in Note 2 to the consolidated financial statements, the Operating Partnership periodically evaluates its long-lived assets, including its investment in real estate, for impairment. The judgments and assumptions regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Operating Partnership’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If the expected future undiscounted cash flows are less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount.

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
February 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Residential

Opinion on Internal Control Over Financial Reporting

We have audited Equity Residential’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Residential (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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
February 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of ERP Operating Limited Partnership

Opinion on Internal Control Over Financial Reporting

We have audited ERP Operating Limited Partnership’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ERP Operating Limited Partnership (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 16, 2023 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 16, 2023

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

	December 31,	December 31,
	2022	2021
ASSETS
Land	$5,580,878	$5,814,790
Depreciable property	22,334,369	22,370,811
Projects under development	112,940	24,307
Land held for development	60,567	62,998
Investment in real estate	28,088,754	28,272,906
Accumulated depreciation	(9,027,850)	(8,354,282)
Investment in real estate, net	19,060,904	19,918,624
Investments in unconsolidated entities	279,024	127,448
Cash and cash equivalents	53,869	123,832
Restricted deposits	83,303	236,404
Right-of-use assets	462,956	474,713
Other assets	278,206	288,220
Total assets	$20,218,262	$21,169,241

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,953,438	$2,191,201
Notes, net	5,342,329	5,835,222
Line of credit and commercial paper	129,955	315,030
Accounts payable and accrued expenses	96,028	107,013
Accrued interest payable	66,310	69,510
Lease liabilities	308,748	312,335
Other liabilities	306,941	353,102
Security deposits	68,940	66,141
Distributions payable	244,621	233,502
Total liabilities	8,517,310	9,483,056

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	318,273	498,977
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of December 31, 2022 and December 31, 2021	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 378,429,708 shares issued and outstanding as of December 31, 2022 and 375,527,195 shares issued and outstanding as of December 31, 2021	3,784	3,755
Paid in capital	9,476,085	9,121,122
Retained earnings	1,658,837	1,827,063
Accumulated other comprehensive income (loss)	(2,547)	(34,272)
Total shareholders’ equity	11,173,439	10,954,948
Noncontrolling Interests:
Operating Partnership	209,961	214,094
Partially Owned Properties	(721)	18,166
Total Noncontrolling Interests	209,240	232,260
Total equity	11,382,679	11,187,208
Total liabilities and equity	$20,218,262	$21,169,241

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

	Year Ended December 31,
	2022	2021	2020
REVENUES
Rental income	$2,735,180	$2,463,997	$2,571,705

EXPENSES
Property and maintenance	483,865	453,532	440,998
Real estate taxes and insurance	388,412	397,105	381,562
Property management	110,304	98,155	93,825
General and administrative	58,710	56,506	48,305
Depreciation	882,168	838,272	820,832
Total expenses	1,923,459	1,843,570	1,785,522

Net gain (loss) on sales of real estate properties	304,325	1,072,183	531,807
Impairment	—	(16,769)	—

Operating income	1,116,046	1,675,841	1,317,990

Interest and other income	2,193	25,666	5,935
Other expenses	(13,664)	(19,275)	(17,510)
Interest:
Expense incurred, net	(282,920)	(272,473)	(365,073)
Amortization of deferred financing costs	(8,729)	(8,737)	(8,939)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	812,926	1,401,022	932,403
Income and other tax (expense) benefit	(900)	(915)	(852)
Income (loss) from investments in unconsolidated entities	(5,031)	(3,398)	(3,284)
Net gain (loss) on sales of land parcels	—	5	34,234
Net income	806,995	1,396,714	962,501
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(26,310)	(45,900)	(34,010)
Partially Owned Properties	(3,774)	(17,964)	(14,855)
Net income attributable to controlling interests	776,911	1,332,850	913,636
Preferred distributions	(3,090)	(3,090)	(3,090)
Net income available to Common Shares	$773,821	$1,329,760	$910,546

Earnings per share – basic:
Net income available to Common Shares	$2.06	$3.56	$2.45
Weighted average Common Shares outstanding	376,209	373,833	371,791

Earnings per share – diluted:
Net income available to Common Shares	$2.05	$3.54	$2.45
Weighted average Common Shares outstanding	389,450	388,089	385,874

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2022	2021	2020
Comprehensive income:
Net income	$806,995	$1,396,714	$962,501
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	20,654	—	(1,190)
Losses reclassified into earnings from other comprehensive income	11,071	9,394	35,087
Other comprehensive income (loss)	31,725	9,394	33,897
Comprehensive income	838,720	1,406,108	996,398
Comprehensive (income) attributable to Noncontrolling Interests	(31,132)	(64,183)	(50,084)
Comprehensive income attributable to controlling interests	$807,588	$1,341,925	$946,314

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$806,995	$1,396,714	$962,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	882,168	838,272	820,832
Amortization of deferred financing costs	8,729	8,737	8,939
Amortization of above/below market lease intangibles	—	(154)	(71)
Amortization of discounts and premiums on debt	5,004	5,302	5,231
Amortization of deferred settlements on derivative instruments	11,059	9,382	35,075
Amortization of right-of-use assets	12,157	13,266	11,682
Impairment	—	16,769	—
Write-off of pursuit costs	4,780	6,526	6,869
(Income) loss from investments in unconsolidated entities	5,031	3,398	3,284
Distributions from unconsolidated entities – return on capital	398	56	100
Net (gain) loss on sales of real estate properties	(304,325)	(1,072,183)	(531,807)
Net (gain) loss on sales of land parcels	—	(5)	(34,234)
Net (gain) loss on debt extinguishment	—	—	26,150
Realized/unrealized (gain) loss on derivative instruments	—	—	50
Realized (gain) loss on sale of investment securities	(2,061)	(23,432)	—
Compensation paid with Company Common Shares	29,513	27,810	23,174
Other operating activities, net	—	—	1,805
Changes in assets and liabilities:
(Increase) decrease in other assets	10,893	5,906	(53,021)
Increase (decrease) in accounts payable and accrued expenses	(266)	15,381	470
Increase (decrease) in accrued interest payable	(3,200)	3,614	(956)
Increase (decrease) in lease liabilities	(1,524)	(5,122)	(2,204)
Increase (decrease) in other liabilities	(13,394)	4,286	(8,751)
Increase (decrease) in security deposits	2,799	5,661	(9,582)
Net cash provided by operating activities	1,454,756	1,260,184	1,265,536
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(113,046)	(1,712,131)	(48,898)
Investment in real estate – development/other	(109,345)	(206,421)	(230,332)
Capital expenditures to real estate	(221,086)	(151,019)	(135,979)
Non-real estate capital additions	(4,050)	(1,696)	(20,100)
Interest capitalized for real estate and unconsolidated entities under development	(7,105)	(15,932)	(10,165)
Proceeds from disposition of real estate, net	720,302	1,707,747	1,113,972
Investments in unconsolidated entities – acquisitions	(49,855)	(48,534)	—
Investments in unconsolidated entities – development/other	(109,846)	(31,257)	(5,775)
Distributions from unconsolidated entities – return of capital	300	1,516	1,636
Purchase of investment securities and other investments	(2,061)	(168,291)	(773)
Proceeds from sale of investment securities	3,584	191,398	—
Net cash provided by (used for) investing activities	107,792	(434,620)	663,586

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(9,894)	$(6,446)	$(2,923)
Mortgage notes payable, net:
Proceeds	48,054	58,428	519,204
Lump sum payoffs	(286,461)	(156,815)	(160,522)
Scheduled principal repayments	(3,392)	(7,465)	(7,759)
Net gain (loss) on debt extinguishment	—	—	(327)
Notes, net:
Proceeds	—	497,470	—
Lump sum payoffs	(500,000)	—	(750,000)
Net gain (loss) on debt extinguishment	—	—	(25,823)
Line of credit and commercial paper:
Line of credit proceeds	—	10,000	1,870,000
Line of credit repayments	—	(10,000)	(1,890,000)
Commercial paper proceeds	6,036,083	7,590,200	7,450,997
Commercial paper repayments	(6,221,158)	(7,690,000)	(8,034,000)
Proceeds from (payments on) settlement of derivative instruments	—	—	(1,240)
Finance ground lease principal payments	(2,463)	(365)	—
Proceeds from sale of Common Shares	139,623	—	—
Proceeds from Employee Share Purchase Plan (ESPP)	4,178	4,265	4,508
Proceeds from exercise of options	25,069	85,445	12,275
Payment of offering costs	(783)	(428)	—
Other financing activities, net	(63)	(63)	(63)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(32,178)	—	—
Contributions – Noncontrolling Interests – Partially Owned Properties	603	1,394	417
Contributions – Noncontrolling Interests – Operating Partnership	1	—	13
Distributions:
Common Shares	(931,783)	(900,468)	(883,938)
Preferred Shares	(2,318)	(3,090)	(3,090)
Noncontrolling Interests – Operating Partnership	(30,324)	(31,316)	(32,403)
Noncontrolling Interests – Partially Owned Properties	(18,406)	(5,802)	(11,719)
Net cash provided by (used for) financing activities	(1,785,612)	(565,056)	(1,946,393)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(223,064)	260,508	(17,271)
Cash and cash equivalents and restricted deposits, beginning of year	360,236	99,728	116,999
Cash and cash equivalents and restricted deposits, end of year	$137,172	$360,236	$99,728

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$53,869	$123,832	$42,591
Restricted deposits	83,303	236,404	57,137
Total cash and cash equivalents and restricted deposits, end of year	$137,172	$360,236	$99,728

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$267,612	$252,838	$320,854
Net cash paid (received) for income and other taxes	$748	$1,179	$(1,038)
Amortization of deferred financing costs:
Investment in real estate, net	$(506)	$(353)	$(240)
Other assets	$2,768	$2,338	$2,338
Mortgage notes payable, net	$2,080	$2,743	$1,815
Notes, net	$4,387	$4,009	$5,026
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,184	$2,764	$2,234
Notes, net	$2,820	$2,538	$2,997
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(12)	$(12)	$(12)
Accumulated other comprehensive income	$11,071	$9,394	$35,087
Write-off of pursuit costs:
Investment in real estate, net	$1,150	$5,918	$6,566
Investments in unconsolidated entities	$2,898	$—	$—
Other assets	$732	$582	$271
Accounts payable and accrued expenses	$—	$26	$32
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$3,778	$2,122	$1,995
Other liabilities	$1,253	$1,276	$1,289
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(21,865)	$—	$—
Other liabilities	$1,211	$—	$1,240
Accumulated other comprehensive income	$20,654	$—	$(1,190)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(2,365)	$(15,318)	$(10,165)
Investments in unconsolidated entities	$(4,740)	$(614)	$—
Investments in unconsolidated entities – development/other:
Investment in real estate, net	$—	$1,395	$—
Investments in unconsolidated entities	$(108,556)	$(30,642)	$(4,275)
Other liabilities	$(1,290)	$(2,010)	$(1,500)
Debt financing costs:
Other assets	$(9,566)	$229	$(231)
Mortgage notes payable, net	$(228)	$(2,344)	$(2,692)
Notes, net	$(100)	$(4,331)	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(400)	$11,308	$—
Lease liabilities	$400	$(11,308)	$—
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$4,201	$1,430	$—
Other assets	$(4,201)	$(1,430)	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

	Year Ended December 31,
	2022	2021	2020
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$37,280	$37,280	$37,280
Balance, end of year	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,755	$3,723	$3,717
Conversion of OP Units into Common Shares	4	13	1
Issuance of Common Shares	17	—	—
Exercise of share options	5	17	2
Employee Share Purchase Plan (ESPP)	1	1	1
Share-based employee compensation expense:
Restricted shares	2	1	2
Balance, end of year	$3,784	$3,755	$3,723
PAID IN CAPITAL
Balance, beginning of year	$9,121,122	$9,128,599	$8,965,577
Common Share Issuance:
Conversion of OP Units into Common Shares	11,919	74,050	4,695
Issuance of Common Shares	139,606	—	—
Exercise of share options	25,064	85,428	12,273
Employee Share Purchase Plan (ESPP)	4,177	4,264	4,507
Share-based employee compensation expense:
Restricted shares	11,593	8,388	11,223
Share options	2,321	3,101	2,349
ESPP discount	796	991	944
Offering costs	(783)	(428)	—
Supplemental Executive Retirement Plan (SERP)	(269)	(1,335)	(395)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(27,383)	—	—
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	176,490	(158,598)	125,224
Adjustment for Noncontrolling Interests ownership in Operating Partnership	11,432	(23,338)	2,202
Balance, end of year	$9,476,085	$9,121,122	$9,128,599
RETAINED EARNINGS
Balance, beginning of year	$1,827,063	$1,399,715	$1,386,495
Net income attributable to controlling interests	776,911	1,332,850	913,636
Common Share distributions	(942,047)	(902,412)	(897,326)
Preferred Share distributions	(3,090)	(3,090)	(3,090)
Balance, end of year	$1,658,837	$1,827,063	$1,399,715
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(34,272)	$(43,666)	$(77,563)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	20,654	—	(1,190)
Losses reclassified into earnings from other comprehensive income	11,071	9,394	35,087
Balance, end of year	$(2,547)	$(34,272)	$(43,666)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$2.50	$2.41	$2.41

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2022	2021	2020
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$214,094	$233,162	$227,837
Issuance of restricted units to Noncontrolling Interests	1	—	13
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(11,923)	(74,063)	(4,696)
Equity compensation associated with Noncontrolling Interests	19,104	17,797	11,926
Net income attributable to Noncontrolling Interests	26,310	45,900	34,010
Distributions to Noncontrolling Interests	(30,407)	(30,612)	(32,951)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	4,214	(1,428)	(775)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(11,432)	23,338	(2,202)
Balance, end of year	$209,961	$214,094	$233,162
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$18,166	$4,673	$1,183
Net income attributable to Noncontrolling Interests	3,774	17,964	14,855
Contributions by Noncontrolling Interests	603	1,394	417
Distributions to Noncontrolling Interests	(18,469)	(5,865)	(11,782)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(4,795)	—	—
Balance, end of year	$(721)	$18,166	$4,673

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,	December 31,
	2022	2021
ASSETS
Land	$5,580,878	$5,814,790
Depreciable property	22,334,369	22,370,811
Projects under development	112,940	24,307
Land held for development	60,567	62,998
Investment in real estate	28,088,754	28,272,906
Accumulated depreciation	(9,027,850)	(8,354,282)
Investment in real estate, net	19,060,904	19,918,624
Investments in unconsolidated entities	279,024	127,448
Cash and cash equivalents	53,869	123,832
Restricted deposits	83,303	236,404
Right-of-use assets	462,956	474,713
Other assets	278,206	288,220
Total assets	$20,218,262	$21,169,241

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,953,438	$2,191,201
Notes, net	5,342,329	5,835,222
Line of credit and commercial paper	129,955	315,030
Accounts payable and accrued expenses	96,028	107,013
Accrued interest payable	66,310	69,510
Lease liabilities	308,748	312,335
Other liabilities	306,941	353,102
Security deposits	68,940	66,141
Distributions payable	244,621	233,502
Total liabilities	8,517,310	9,483,056

Commitments and contingencies

Redeemable Limited Partners	318,273	498,977
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	11,138,706	10,951,940
Limited Partners	209,961	214,094
Accumulated other comprehensive income (loss)	(2,547)	(34,272)
Total partners’ capital	11,383,400	11,169,042
Noncontrolling Interests – Partially Owned Properties	(721)	18,166
Total capital	11,382,679	11,187,208
Total liabilities and capital	$20,218,262	$21,169,241

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2022	2021	2020
REVENUES
Rental income	$2,735,180	$2,463,997	$2,571,705

EXPENSES
Property and maintenance	483,865	453,532	440,998
Real estate taxes and insurance	388,412	397,105	381,562
Property management	110,304	98,155	93,825
General and administrative	58,710	56,506	48,305
Depreciation	882,168	838,272	820,832
Total expenses	1,923,459	1,843,570	1,785,522

Net gain (loss) on sales of real estate properties	304,325	1,072,183	531,807
Impairment	—	(16,769)	—

Operating income	1,116,046	1,675,841	1,317,990

Interest and other income	2,193	25,666	5,935
Other expenses	(13,664)	(19,275)	(17,510)
Interest:
Expense incurred, net	(282,920)	(272,473)	(365,073)
Amortization of deferred financing costs	(8,729)	(8,737)	(8,939)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	812,926	1,401,022	932,403
Income and other tax (expense) benefit	(900)	(915)	(852)
Income (loss) from investments in unconsolidated entities	(5,031)	(3,398)	(3,284)
Net gain (loss) on sales of land parcels	—	5	34,234
Net income	806,995	1,396,714	962,501
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,774)	(17,964)	(14,855)
Net income attributable to controlling interests	$803,221	$1,378,750	$947,646
ALLOCATION OF NET INCOME:
Preference Units	$3,090	$3,090	$3,090

General Partner	$773,821	$1,329,760	$910,546
Limited Partners	26,310	45,900	34,010
Net income available to Units	$800,131	$1,375,660	$944,556

Earnings per Unit – basic:
Net income available to Units	$2.06	$3.56	$2.45
Weighted average Units outstanding	388,045	386,096	384,794

Earnings per Unit – diluted:
Net income available to Units	$2.05	$3.54	$2.45
Weighted average Units outstanding	389,450	388,089	385,874

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2022	2021	2020
Comprehensive income:
Net income	$806,995	$1,396,714	$962,501
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	20,654	—	(1,190)
Losses reclassified into earnings from other comprehensive income	11,071	9,394	35,087
Other comprehensive income (loss)	31,725	9,394	33,897
Comprehensive income	838,720	1,406,108	996,398
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(3,774)	(17,964)	(14,855)
Comprehensive income attributable to controlling interests	$834,946	$1,388,144	$981,543

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$806,995	$1,396,714	$962,501
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	882,168	838,272	820,832
Amortization of deferred financing costs	8,729	8,737	8,939
Amortization of above/below market lease intangibles	—	(154)	(71)
Amortization of discounts and premiums on debt	5,004	5,302	5,231
Amortization of deferred settlements on derivative instruments	11,059	9,382	35,075
Amortization of right-of-use assets	12,157	13,266	11,682
Impairment	—	16,769	—
Write-off of pursuit costs	4,780	6,526	6,869
(Income) loss from investments in unconsolidated entities	5,031	3,398	3,284
Distributions from unconsolidated entities – return on capital	398	56	100
Net (gain) loss on sales of real estate properties	(304,325)	(1,072,183)	(531,807)
Net (gain) loss on sales of land parcels	—	(5)	(34,234)
Net (gain) loss on debt extinguishment	—	—	26,150
Realized/unrealized (gain) loss on derivative instruments	—	—	50
Realized (gain) loss on sale of investment securities	(2,061)	(23,432)	—
Compensation paid with Company Common Shares	29,513	27,810	23,174
Other operating activities, net	—	—	1,805
Changes in assets and liabilities:
(Increase) decrease in other assets	10,893	5,906	(53,021)
Increase (decrease) in accounts payable and accrued expenses	(266)	15,381	470
Increase (decrease) in accrued interest payable	(3,200)	3,614	(956)
Increase (decrease) in lease liabilities	(1,524)	(5,122)	(2,204)
Increase (decrease) in other liabilities	(13,394)	4,286	(8,751)
Increase (decrease) in security deposits	2,799	5,661	(9,582)
Net cash provided by operating activities	1,454,756	1,260,184	1,265,536
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(113,046)	(1,712,131)	(48,898)
Investment in real estate – development/other	(109,345)	(206,421)	(230,332)
Capital expenditures to real estate	(221,086)	(151,019)	(135,979)
Non-real estate capital additions	(4,050)	(1,696)	(20,100)
Interest capitalized for real estate and unconsolidated entities under development	(7,105)	(15,932)	(10,165)
Proceeds from disposition of real estate, net	720,302	1,707,747	1,113,972
Investments in unconsolidated entities – acquisitions	(49,855)	(48,534)	—
Investments in unconsolidated entities – development/other	(109,846)	(31,257)	(5,775)
Distributions from unconsolidated entities – return of capital	300	1,516	1,636
Purchase of investment securities and other investments	(2,061)	(168,291)	(773)
Proceeds from sale of investment securities	3,584	191,398	—
Net cash provided by (used for) investing activities	107,792	(434,620)	663,586

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(9,894)	$(6,446)	$(2,923)
Mortgage notes payable, net:
Proceeds	48,054	58,428	519,204
Lump sum payoffs	(286,461)	(156,815)	(160,522)
Scheduled principal repayments	(3,392)	(7,465)	(7,759)
Net gain (loss) on debt extinguishment	—	—	(327)
Notes, net:
Proceeds	—	497,470	—
Lump sum payoffs	(500,000)	—	(750,000)
Net gain (loss) on debt extinguishment	—	—	(25,823)
Line of credit and commercial paper:
Line of credit proceeds	—	10,000	1,870,000
Line of credit repayments	—	(10,000)	(1,890,000)
Commercial paper proceeds	6,036,083	7,590,200	7,450,997
Commercial paper repayments	(6,221,158)	(7,690,000)	(8,034,000)
Proceeds from (payments on) settlement of derivative instruments	—	—	(1,240)
Finance ground lease principal payments	(2,463)	(365)	—
Proceeds from sale of OP Units	139,623	—	—
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	4,178	4,265	4,508
Proceeds from exercise of EQR options	25,069	85,445	12,275
Payment of offering costs	(783)	(428)	—
Other financing activities, net	(63)	(63)	(63)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(32,178)	—	—
Contributions – Noncontrolling Interests – Partially Owned Properties	603	1,394	417
Contributions – Limited Partners	1	—	13
Distributions:
OP Units – General Partner	(931,783)	(900,468)	(883,938)
Preference Units	(2,318)	(3,090)	(3,090)
OP Units – Limited Partners	(30,324)	(31,316)	(32,403)
Noncontrolling Interests – Partially Owned Properties	(18,406)	(5,802)	(11,719)
Net cash provided by (used for) financing activities	(1,785,612)	(565,056)	(1,946,393)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(223,064)	260,508	(17,271)
Cash and cash equivalents and restricted deposits, beginning of year	360,236	99,728	116,999
Cash and cash equivalents and restricted deposits, end of year	$137,172	$360,236	$99,728

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$53,869	$123,832	$42,591
Restricted deposits	83,303	236,404	57,137
Total cash and cash equivalents and restricted deposits, end of year	$137,172	$360,236	$99,728

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2022	2021	2020
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$267,612	$252,838	$320,854
Net cash paid (received) for income and other taxes	$748	$1,179	$(1,038)
Amortization of deferred financing costs:
Investment in real estate, net	$(506)	$(353)	$(240)
Other assets	$2,768	$2,338	$2,338
Mortgage notes payable, net	$2,080	$2,743	$1,815
Notes, net	$4,387	$4,009	$5,026
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,184	$2,764	$2,234
Notes, net	$2,820	$2,538	$2,997
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(12)	$(12)	$(12)
Accumulated other comprehensive income	$11,071	$9,394	$35,087
Write-off of pursuit costs:
Investment in real estate, net	$1,150	$5,918	$6,566
Investments in unconsolidated entities	$2,898	$—	$—
Other assets	$732	$582	$271
Accounts payable and accrued expenses	$—	$26	$32
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$3,778	$2,122	$1,995
Other liabilities	$1,253	$1,276	$1,289
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(21,865)	$—	$—
Other liabilities	$1,211	$—	$1,240
Accumulated other comprehensive income	$20,654	$—	$(1,190)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(2,365)	$(15,318)	$(10,165)
Investments in unconsolidated entities	$(4,740)	$(614)	$—
Investments in unconsolidated entities – development/other:
Investment in real estate, net	$—	$1,395	$—
Investments in unconsolidated entities	$(108,556)	$(30,642)	$(4,275)
Other liabilities	$(1,290)	$(2,010)	$(1,500)
Debt financing costs:
Other assets	$(9,566)	$229	$(231)
Mortgage notes payable, net	$(228)	$(2,344)	$(2,692)
Notes, net	$(100)	$(4,331)	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(400)	$11,308	$—
Lease liabilities	$400	$(11,308)	$—
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$4,201	$1,430	$—
Other assets	$(4,201)	$(1,430)	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2022	2021	2020
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$37,280	$37,280	$37,280
Balance, end of year	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of year	$10,951,940	$10,532,037	$10,355,789
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	11,923	74,063	4,696
Issuance of OP Units	139,623	—	—
Exercise of EQR share options	25,069	85,445	12,275
EQR’s Employee Share Purchase Plan (ESPP)	4,178	4,265	4,508
Share-based employee compensation expense:
EQR restricted shares	11,595	8,389	11,225
EQR share options	2,321	3,101	2,349
EQR ESPP discount	796	991	944
Net income available to Units – General Partner	773,821	1,329,760	910,546
OP Units – General Partner distributions	(942,047)	(902,412)	(897,326)
Offering costs	(783)	(428)	—
Supplemental Executive Retirement Plan (SERP)	(269)	(1,335)	(395)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(27,383)	—	—
Change in market value of Redeemable Limited Partners	176,490	(158,598)	125,224
Adjustment for Limited Partners ownership in Operating Partnership	11,432	(23,338)	2,202
Balance, end of year	$11,138,706	$10,951,940	$10,532,037
LIMITED PARTNERS
Balance, beginning of year	$214,094	$233,162	$227,837
Issuance of restricted units to Limited Partners	1	—	13
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(11,923)	(74,063)	(4,696)
Equity compensation associated with Units – Limited Partners	19,104	17,797	11,926
Net income available to Units – Limited Partners	26,310	45,900	34,010
Units – Limited Partners distributions	(30,407)	(30,612)	(32,951)
Change in carrying value of Redeemable Limited Partners	4,214	(1,428)	(775)
Adjustment for Limited Partners ownership in Operating Partnership	(11,432)	23,338	(2,202)
Balance, end of year	$209,961	$214,094	$233,162
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(34,272)	$(43,666)	$(77,563)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	20,654	—	(1,190)
Losses reclassified into earnings from other comprehensive income	11,071	9,394	35,087
Balance, end of year	$(2,547)	$(34,272)	$(43,666)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$2.50	$2.41	$2.41

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2022	2021	2020
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$18,166	$4,673	$1,183
Net income attributable to Noncontrolling Interests	3,774	17,964	14,855
Contributions by Noncontrolling Interests	603	1,394	417
Distributions to Noncontrolling Interests	(18,469)	(5,865)	(11,782)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(4,795)	—	—
Balance, end of year	$(721)	$18,166	$4,673

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

EQR is the general partner of, and as of December 31, 2022 owned an approximate 96.8% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of December 31, 2022, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 308 properties located in 10 states and the District of Columbia consisting of 79,597 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	293	76,483
Partially Owned Properties – Consolidated	15	3,114
	308	79,597

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

Real Estate Assets and Depreciation of Investment in Real Estate

The Company expects that substantially all of its acquisitions will be accounted for as asset acquisitions. In an asset acquisition, the Company is required to capitalize transaction costs and allocate the purchase price on a relative fair value basis (including any identified intangible assets). For the years ended December 31, 2022 and 2021, all acquisitions were considered asset acquisitions.

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

Replacements inside an apartment unit such as appliances and carpeting are depreciated over an estimated useful life of five to ten years. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and building improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to fifteen years. Initial direct leasing costs are expensed as incurred as such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms.

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

Impairment of Investments in Unconsolidated Entities and Other Investments

At least quarterly, the Company evaluates its investments in unconsolidated entities and other investments for indicators of other than temporary impairment, considering whether there has been a change to events or circumstances that would impact recoverability of the Company’s investment as well as any changes with regards to the Company's intent and ability to hold the investment to recover its carrying value.

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

During the years ended December 31, 2022 and 2021, the Company capitalized $15.6 million and $13.9 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. In addition, fair value adjustments will affect either shareholders’ equity/partners’ capital or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period. The Company does not use derivatives for trading or speculative purposes. See Note 10 for additional derivatives discussion.

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

Rental income attributable to non-residential leases is also recorded on a straight-line basis over the term of the lease when reasonably assured they are collectible. Non-residential leases may include lease income related to such items as utility recoveries, parking rent and storage rent that the Company treats as a single lease component because the amenities cannot be leased on their own and the timing and pattern of revenue recognition are the same. Non-residential leases generally have five to ten year lease terms with market-based renewal options and consist of ground floor retail spaces and master-leased parking garages that serve as additional amenities for our residents.

The majority of the Company’s revenue is derived from residential, non-residential and other lease income. Our revenue streams have the same timing and pattern of revenue recognition across our reportable segments, with consistent allocations between the lease and revenue recognition standards. The Company elected an accounting policy to account for both its lease and non-lease components (specifically common area maintenance charges) as a single lease component under the lease standard.

The Company is a lessor for its residential and non-residential leases and is a lessee for its corporate headquarters and regional offices and ground leases for land underlying current operating properties or projects under development. If applicable, lease agreements must be evaluated to determine the accounting treatment as a finance or operating lease in accordance with the lease standard.

The lease standard also requires lessees to recognize on the balance sheet: (a) a liability for the lease obligation (initially measured at the present value of the future lease payments not yet paid over the lease term); and (b) an asset for its right to use the underlying asset (initially equal to the lease liability). The Company uses estimates and judgments on the discount rate used to calculate the present value of the future lease payments. The Company uses its incremental borrowing rate as the discount rate because the Company typically cannot readily determine the rate implicit in the lease. Since the Company’s credit backs the corporate office lease obligations and the lease terms are generally ten years or less, the discount rate range was estimated by using the Company’s borrowing rates for actual pricing data. The discount rate range for ground leases takes into account various factors, including the longer life of the ground leases, and was estimated by using the Company’s borrowing rates for actual pricing data through 30 years and other long-term market rates.

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
•
Fee and asset management revenue and interest income – The Company’s fee and asset management revenue and interest income are recorded on an accrual basis.
•
Gains or losses on sales of real estate properties – The Company accounts for the sale of real estate properties and any related gain recognition in accordance with the accounting guidance applicable to sales of real estate, which establishes standards for recognition of profit on all real estate sales transactions. The Company recognizes the sale and associated gain or loss from the disposition when control transfers to unrelated third parties, contingencies have been removed and sufficient cash consideration has been received by the Company.

See Note 8 for the Company’s rental income detail allocated between the lease and revenue recognition standards.

The Company’s allowance for doubtful accounts (which offsets accounts receivable and is included within other assets on the consolidated balance sheets) and bad debts (which reduce rental income on the consolidated statements of operations and comprehensive income) have historically been very modest, particularly in our residential business, given the quality of our resident base and asset class. However, due to the impact of the novel coronavirus (“COVID-19”) pandemic and extended eviction moratoriums enacted during the pandemic, the allowance for doubtful accounts and bad debts became elevated during 2020 and remained elevated in 2021 and 2022. In accordance with the lease standard, if we determine the lease payments are not probable of collection (based on known troubled accounts, rent deferral plans granted, historical experience and other currently available evidence), we fully reserve for any unpaid amounts, deferred rent receivable, variable lease payments and straight-line receivable balances and recognize rental income only if cash is received. If the Company’s estimates of collectibility differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. See Note 8 for additional details.

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

Income and Other Taxes

EQR has elected to be taxed as a REIT. This, along with the nature of the operations of its operating properties, resulted in no provision for federal income taxes at the EQR level. In addition, ERPOP generally is not liable for federal income taxes as the partners should recognize their allocable share of income or loss in their tax returns; therefore no provision for federal income taxes has been made at the ERPOP level. Historically, the Company has generally only incurred certain state and local income, excise and franchise taxes. The Company has elected taxable REIT subsidiary status for certain of its corporate subsidiaries and, as a result, these entities will incur both federal and state income taxes on any taxable income of such entities after consideration of any net operating losses.

The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) included tax provisions which increased allowable interest expense deductions for 2020 (no increases for 2021 and 2022) and increased the ability for taxpayers to use net operating losses. These provisions did not result in a material impact to the Company’s taxable income or tax liabilities.

The CARES Act also allowed corporations to request accelerated refunds of their alternative minimum tax (“AMT”) credit. Prior to enactment of this provision, the remaining credits would have been refunded in installments in 2020, 2021 and 2022. We received a refund of our remaining $1.6 million in AMT credits during the year ended December 31, 2020.

The Company’s provision for income and other tax expense (benefit) was as follows for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
State and local income, franchise and excise tax (benefit)	$900	$915	$852
Income and other tax expense (benefit) (1)	$900	$915	$852

(1)
All provisions for income tax amounts are current and none are deferred.

During the years ended December 31, 2022, 2021 and 2020, the tax character of the Company’s dividends and distributions were as follows:

	Year Ended December 31,
	2022 (1)	2021 (2)	2020 (3)
Tax character of dividends and distributions:
Ordinary dividends	$1.75466	$1.40791	$1.34739
Long-term capital gain	0.42850	0.73687	0.77923
Unrecaptured section 1250 gain	0.29434	0.26522	0.24838
Dividends and distributions per
Common Share/Unit outstanding	$2.47750	$2.41000	$2.37500

(1)
The Company’s fourth quarter 2022 dividends and distributions of $0.625 per Common Share/Unit outstanding will be included as taxable income in calendar year 2023.
(2)
The Company’s fourth quarter 2021 dividends and distributions of $0.6025 per Common Share/Unit outstanding was included as taxable income in calendar year 2022.
(3)
The Company’s fourth quarter 2020 dividends and distributions of $0.6025 per Common Share/Unit outstanding was included as taxable income in calendar year 2021.

The Company issued Internal Revenue Service (“IRS”) Form 1099-DIV to shareholders to report the tax character of Company distributions consistent with these amounts. The Company provides additional information to assist shareholders in the preparation of their tax returns. For 2022, the Company reported an AMT preference adjustment equal to $(0.01) per share and disclosed amounts defined under Treasury Regulation §1.1061-6(c) as “One Year Amounts Disclosure” and “Three Year Amounts Disclosure” equal to $0.00979 per share and $0.00000 per share, respectively.

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

In March 2020, the FASB issued an amendment to the reference rate reform standard which provides the option for a limited period of time to ease the potential burden in accounting for, or recognizing the effects of, reference rate reform on contract modifications and hedge accounting. The new standard was effective for the Company upon issuance and elections could be made through December 31, 2024. The Company elected to apply the hedge accounting expedients and application of these expedients preserves the presentation of derivatives consistent with past presentation. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.

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

Other

The Company is the controlling partner in various consolidated partnerships owning 15 properties consisting of 3,114 apartment units having a noncontrolling interest deficit balance of $0.7 million at December 31, 2022. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning two properties having a noncontrolling interest deficit balance of $4.9 million. These two partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of December 31, 2022, the Company estimates the value of Noncontrolling Interest distributions for these two properties would have been approximately $55.4 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third-party consideration realized by the partnerships upon disposition of the two Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2022 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Common Shares
Common Shares outstanding at January 1,	375,527,195	372,302,000	371,670,884
Common Shares Issued:
Conversion of OP Units	452,532	1,354,208	122,505
Issuance of Common Shares	1,740,550	—	—
Exercise of share options	468,021	1,710,692	239,695
Employee Share Purchase Plan (ESPP)	66,835	70,702	90,196
Restricted share grants, net	174,575	89,593	178,720
Common Shares outstanding at December 31,	378,429,708	375,527,195	372,302,000
Units
Units outstanding at January 1,	12,659,027	13,858,073	13,731,315
Restricted unit grants, net	223,242	155,162	249,263
Conversion of OP Units to Common Shares	(452,532)	(1,354,208)	(122,505)
Units outstanding at December 31,	12,429,737	12,659,027	13,858,073
Total Common Shares and Units outstanding at December 31,	390,859,445	388,186,222	386,160,073
Units Ownership Interest in Operating Partnership	3.2%	3.3%	3.6%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	388,186,222	386,160,073	385,402,199
Issued to General Partner:
Issuance of OP Units	1,740,550	—	—
Exercise of EQR share options	468,021	1,710,692	239,695
EQR’s Employee Share Purchase Plan (ESPP)	66,835	70,702	90,196
EQR’s restricted share grants, net	174,575	89,593	178,720
Issued to Limited Partners:
Restricted unit grants, net	223,242	155,162	249,263
General and Limited Partner Units outstanding at December 31,	390,859,445	388,186,222	386,160,073
Limited Partner Units
Limited Partner Units outstanding at January 1,	12,659,027	13,858,073	13,731,315
Limited Partner restricted unit grants, net	223,242	155,162	249,263
Conversion of Limited Partner OP Units to EQR Common Shares	(452,532)	(1,354,208)	(122,505)
Limited Partner Units outstanding at December 31,	12,429,737	12,659,027	13,858,073
Limited Partner Units Ownership Interest in Operating Partnership	3.2%	3.3%	3.6%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at December 31, 2022 and 2021.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2022 and 2021, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $318.3 million and $499.0 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the years ended December 31, 2022, 2021 and 2020, respectively (amounts in thousands):

	2022	2021	2020
Balance at January 1,	$498,977	$338,951	$463,400
Change in market value	(176,490)	158,598	(125,224)
Change in carrying value	(4,214)	1,428	775
Balance at December 31,	$318,273	$498,977	$338,951

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of December 31, 2022 and 2021:

			Amounts in thousands
		Annual
	Call	Dividend Per	December 31,	December 31,
	Date (1)	Share/Unit (2)	2022	2021
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of December 31, 2022 and 2021	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. In May 2022, the Company replaced the prior program with a new program which extended the maturity to May 2025 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of December 31, 2022.

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

During the quarter ended September 30, 2021, the Company entered into forward sale agreements under the prior program for a total of approximately 1.7 million Common Shares at a weighted average initial forward price per share of $83.25. During the quarter ended December 31, 2022, the Company settled all of the outstanding forward sale agreements, at a weighted average forward price per share of $80.22, which is inclusive of adjustments made to reflect the then-current federal funds rate and the amount of dividends paid to holders of the Company's Common Shares, for net proceeds of approximately $139.6 million. Concurrent with this transaction, ERPOP issued the same amount of OP Units to EQR in exchange for the net proceeds.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program. No open market repurchases have occurred since 2008. As of December 31, 2022, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Land	$5,580,878	$5,814,790
Depreciable property:
Buildings and improvements	19,471,503	19,632,284
Furniture, fixtures and equipment	2,352,050	2,220,203
In-Place lease intangibles	510,816	518,324
Projects under development:
Land	3,201	—
Construction-in-progress	109,739	24,307
Land held for development:
Land	46,160	46,160
Construction-in-progress	14,407	16,838
Investment in real estate	28,088,754	28,272,906
Accumulated depreciation	(9,027,850)	(8,354,282)
Investment in real estate, net	$19,060,904	$19,918,624

During the year ended December 31, 2022, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	1	172	$113,000
Total	1	172	$113,000

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

During the year ended December 31, 2022, the Company disposed of the following to unaffiliated parties (sales price in thousands):

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

Impairment

During the year ended December 31, 2021, the Company recorded an approximate $16.8 million non-cash asset impairment charge on a land parcel which is included in land held for development on the consolidated balance sheets and included in the non-same store/other segment discussed in Note 17. The charge was the result of an analysis of the parcel’s estimated fair value (determined using internally developed models based on market assumptions and potential sales data from the marketing process) compared to its current capitalized carrying value after reassessment of our expected hold period for the parcel. As of December 31, 2022, the land parcel's carrying value was $15.0 million and the Company has entered into an agreement to dispose of it for $16.0 million as of the date of filing.

5.
Commitments to Acquire/Dispose of Real Estate

The Company has entered into an agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	1	262	$78,600
Total	1	262	$78,600

The Company has entered into separate agreements to dispose of the following (sales price and net book value in thousands):

	Properties	Apartment Units	Sales Price	Net Book Value at December 31, 2022
Rental Properties – Consolidated	1	18	$10,750	$2,546
Land Parcels (one)	—	—	16,000	15,000
Total	1	18	$26,750	$17,546

The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above. See Note 18 for discussion of the properties acquired or disposed of, if any, subsequent to December 31, 2022.

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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of December 31, 2022 and 2021:

	Operating Properties (1)		Project Under Development (2)
	Properties	Apartment Units	Project	Apartment Units
2022 Consolidated Joint Ventures (VIE)	15	3,114	1	312
2021 Consolidated Joint Ventures (VIE)	16	3,546	1	312

(1)
In 2022, the Company acquired its joint venture partner’s 25% interest in a 432-unit apartment property for $32.2 million, and the property is now wholly owned. In connection with the buyout, the carrying amount of the Noncontrolling Interests – Partially Owned Properties totaling $4.8 million was reduced to zero and the remaining $27.4 million was recorded to paid in capital/General Partner's Capital.
(2)
The land under this project is subject to a long-term ground lease.

The following table provides consolidated assets and liabilities related to the VIEs discussed above as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022	December 31, 2021
Consolidated Assets	$691,880	$912,955
Consolidated Liabilities	$158,932	$251,424

Certain consolidated joint ventures in which we have investments obtained mortgage debt to finance a portion of their activities. The following table and information summarizes the variable rate construction mortgage debt that is non-recourse to the Company at December 31, 2022 and 2021 (aggregate and amounts borrowed under loan commitments in thousands):

	December 31, 2022		December 31, 2021
	Recently Completed Operating Property (1)	Project Under Development	Recently Completed Operating Property (1)
Number of joint ventures with debt financing	1	1	1
Aggregate loan commitments	$67,589	$73,344	$67,589
Amounts borrowed under loan commitments (2)	$64,776	$44,980	$61,783
Maturity dates	2023	2025	2022

(1)
The maturity date of the construction loan was extended to June 25, 2023.
(2)
See Note 9 for the proceeds of secured conventional floating rate debt under Mortgage Notes Payable.

Investments in Unconsolidated Entities

The Company has various equity interests in certain joint ventures that are unconsolidated and accounted for using the equity method of accounting. Most of these have been deemed to be VIEs and the Company is not the VIEs' primary beneficiary. The remaining have been deemed not to be VIEs and the Company does not have a controlling voting interest.

The following table and information summarizes the Company’s investments in unconsolidated entities as of December 31, 2022 and 2021 (amounts in thousands except for ownership percentage):

	December 31, 2022	December 31, 2021	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$35,974	$36,024	Varies
Projects Under Development and Land Held for Development (VIE)	218,043	72,488	62% - 95% (1)
Real Estate Technology Funds/Companies (VIE)	25,249	19,347	Varies
Other	(242)	(411)	Varies
Investments in Unconsolidated Entities	$279,024	$127,448

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of December 31, 2022 and 2021:

	Real Estate Holdings (1)	Projects Under Development (2), (5)		Projects Held for Development (2), (3)
	Entities	Projects	Apartment Units (4)	Projects	Apartment Units (4)
2022 Unconsolidated Joint Ventures (VIE)	2	6	1,982	3	966
2021 Unconsolidated Joint Ventures (VIE)	1	3	929	3	1,005

(1)
Represents entities that hold various real estate investments.
(2)
Represents separate unconsolidated joint ventures for the purpose of developing multifamily rental properties.
(3)
Represents separate unconsolidated joint ventures that have not yet started.
(4)
Represents the intended number of apartment units to be developed.
(5)
The land parcel under one of the projects is subject to a long-term ground lease.

New Development Joint Ventures

The following table provides information on total unconsolidated development joint ventures entered into during the year ended December 31, 2022 (amounts in thousands except for number of unconsolidated joint ventures and apartment units):

Number of unconsolidated joint ventures (1)	3
Apartment units (2)	1,019
Investments in unconsolidated entities – acquisitions	$49,855

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

In 2021, the Company entered into a strategic partnership with Toll Brothers, Inc. (“Toll”) to develop apartment communities in key markets. The Company and Toll have and expect to continue to enter into separate joint venture agreements for each property, and the Company has and expects to continue to account for these unconsolidated joint ventures under the equity method of accounting. Toll has and will continue to act as the managing member of each project and receive developer fees. The Company, in certain circumstances, may act as the property manager, receive property management fees and have the right, but not the obligation, to acquire each property at fair market value upon stabilization. As of December 31, 2022, the Company and Toll entered into four separate joint venture agreements under the strategic partnership.

7.
Restricted Deposits

The following table presents the Company’s restricted deposits as of December 31, 2022 and 2021 (amounts in thousands):

	December 31, 2022	December 31, 2021
Mortgage escrow deposits:
Replacement reserves	$12,549	$11,156
Mortgage principal reserves/sinking funds	25,304	19,104
Mortgage escrow deposits	37,853	30,260
Restricted cash:
Tax-deferred (1031) exchange proceeds	—	166,362
Earnest money on pending acquisitions	4,500	2,000
Restricted deposits on real estate investments	229	284
Resident security and utility deposits	38,432	35,663
Other	2,289	1,835
Restricted cash	45,450	206,144
Restricted deposits	$83,303	$236,404

8.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$2,441,332	$63,995	$2,505,327	$2,199,986	$61,033	$2,261,019	$2,336,778	$51,663	$2,388,441
Utility recoveries (RUBS income) (1)	81,140	844	81,984	74,846	723	75,569	70,699	677	71,376
Parking rent	43,335	435	43,770	40,934	565	41,499	38,743	412	39,155
Other lease revenue (2)	(12,637)	(69)	(12,706)	(17,667)	4,027	(13,640)	(28,663)	(5,519)	(34,182)
Total lease revenue	$2,553,170	$65,205	2,618,375	$2,298,099	$66,348	2,364,447	$2,417,557	$47,233	2,464,790
Parking revenue			37,338			26,789			22,210
Other revenue			79,467			72,761			84,705
Total other rental income (3)			116,805			99,550			106,915
Rental income			$2,735,180			$2,463,997			$2,571,705

(1)
RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)
Other lease revenue consists of the revenue adjustment related to bad debt and other miscellaneous lease revenue.
(3)
Other rental income is accounted for under the revenue recognition standard.

The following table presents residential and non-residential accounts receivable and straight-line receivable balances for the Company’s properties as of December 31, 2022 and 2021 (amounts in thousands):

	Residential		Non-Residential
Balance Sheet (Other assets):	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Resident/tenant accounts receivable balances	$35,688	$37,959	$2,820	$3,218
Allowance for doubtful accounts	(31,405)	(33,121)	(2,152)	(2,365)
Net receivable balances	$4,283	$4,838	$668	$853

Straight-line receivable balances	$4,398	$7,460	$13,795	$13,021

The following table presents residential bad debt for the Company’s properties for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

	Year Ended December 31,
Income Statement (Rental income):	2022	2021	2020
Bad debt, net (1)	$26,570	$31,485	$42,505
% of rental income	1.0%	1.3%	1.7%

(1)
Bad debt, net benefited from additional resident payments due to governmental rental assistance programs of approximately $34.1 million and $34.8 million for the years ended December 31, 2022 and 2021, respectively.

Lessee Accounting

The Company is the lessee under various corporate office and ground leases for which the Company recognizes right-of-use (“ROU”) assets and related lease liabilities. The following table presents the Company’s ROU assets and related lease liabilities as of December 31, 2022 and 2021 (amounts in thousands):

	2022	2021
Right-of-use assets:
Corporate office leases (operating)	$34,767	$36,897
Ground leases (finance)	95,834	97,575
Ground leases (operating)	332,355	340,241
Right-of-use assets	$462,956	$474,713
Lease liabilities:
Corporate office leases (operating)	$35,747	$37,760
Ground leases (finance)	68,919	69,479
Ground leases (operating)	204,082	205,096
Lease liabilities	$308,748	$312,335

Corporate office leases

The Company leases eight corporate offices with lease expiration dates ranging from 2024 through 2042 (inclusive of applicable extension options). See Note 15 for details on a corporate office lease with a related party.

Ground leases

The Company maintains consolidated long-term ground leases for 15 operating properties and one project under development with lease expiration dates ranging from 2042 through 2118 (inclusive of applicable purchase options). The Company owns the building and improvements. During the year ended December 31, 2021, the Company modified one ground lease that was previously classified as an operating lease. The Company now classifies this lease as a finance lease and reduced its lease liability and ROU asset due to remeasurement by approximately $11.3 million.

Additional disclosures

The following tables illustrate the quantitative disclosures for lessees as of and for the years ended December 31, 2022, 2021 and 2020 (amounts in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021	Year Ended December 31, 2020
Lease cost:
Finance lease cost:
Amortization of right-of-use assets (capitalized)	$351	$351	$—
Amortization of right-of-use assets (expensed)	1,391	1,391	—
Interest on lease liabilities (capitalized)	—	452	1,029
Interest on lease liabilities (expensed)	1,904	1,464	—
Operating lease cost:
Corporate office leases	4,061	3,581	3,747
Ground leases	18,338	18,338	22,102
Variable lease cost:
Corporate office leases	430	1,037	1,307
Ground leases	4,342	2,973	3,304
Total lease cost	$30,817	$29,587	$31,489

	December 31, 2022	December 31, 2021	December 31, 2020
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Investing cash flows from finance leases	$—	$383	$567
Financing cash flows from finance leases	$2,463	$1,898	$—
Operating cash flows from operating leases:
Corporate office leases	$4,385	$5,016	$5,296
Ground leases	$15,037	$14,682	$16,552
Weighted-average remaining lease term – finance leases	24.1 years	25.2 years	18.7 years
Weighted-average remaining lease term – operating leases:
Corporate office leases	16.1 years	16.8 years	17.4 years
Ground leases	61.2 years	61.8 years	55.3 years
Weighted-average discount rate – finance leases	2.8%	2.8%	3.0%
Weighted-average discount rate – operating leases:
Corporate office leases	3.2%	3.2%	3.2%
Ground leases	5.1%	5.1%	5.0%

The following table summarizes the Company’s undiscounted cash flows for contractual obligations for minimum rent payments/receipts under operating and financing leases for the next five years and thereafter as of December 31, 2022:

(Payments)/Receipts Due by Year (in thousands)
	2023	2024	2025	2026	2027	Thereafter	Total
Finance Leases:
Minimum Rent Payments (a)	$(2,662)	$(2,880)	$(2,946)	$(2,959)	$(2,971)	$(85,238)	$(99,656)
Operating Leases:
Minimum Rent Payments (a)	$(15,173)	$(15,255)	$(15,024)	$(14,849)	$(14,923)	$(816,532)	$(891,756)
Minimum Rent Receipts (b)	$58,776	$54,271	$48,333	$40,461	$35,808	$119,008	$356,657

(a)
Minimum basic rent due for corporate office leases and base rent due on ground leases where the Company is the lessee.
(b)
Minimum basic rent receipts due for various non-residential space where the Company is the lessor. Excludes residential leases due to their short-term nature.

The following table provides a reconciliation of lease liabilities from our undiscounted cash flows for minimum rent payments as of December 31, 2022 (amounts in thousands):

2022
Total minimum rent payments	$991,412
Less: Lease discount	(682,664)
Lease liabilities	$308,748

9.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the years ended December 31, 2022 and 2021 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following tables summarize the Company’s mortgage notes payable activity for the years ended December 31, 2022 and 2021, respectively (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2021	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of December 31, 2022
Fixed Rate Debt:
Secured – Conventional	$1,896,472	$—		$(286,461)	$(3,311)	$941	$1,197	$1,608,838
Floating Rate Debt:
Secured – Conventional	59,890	48,054	(2)	—	(81)	—	515	108,378
Secured – Tax Exempt	234,839	—		—	—	1,243	140	236,222
Floating Rate Debt	294,729	48,054		—	(81)	1,243	655	344,600
Total	$2,191,201	$48,054		$(286,461)	$(3,392)	$2,184	$1,852	$1,953,438

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
(2)
Obtained a 3.58% fixed rate mortgage debt maturing on March 1, 2031.
(3)
See Note 6 for additional discussion of the variable rate construction mortgage debt.

The following table summarizes certain interest rate and maturity date information as of and for the years ended December 31, 2022 and 2021, respectively:

	December 31, 2022	December 31, 2021
Interest Rate Ranges	0.10% - 7.10%	0.06% - 4.21%
Weighted Average Interest Rate	3.46%	3.18%
Maturity Date Ranges	2023-2061	2022-2061

As of both December 31, 2022 and 2021, the Company had $250.0 million of secured debt (primarily tax-exempt bonds) subject to third-party credit enhancement.

The historical cost, net of accumulated depreciation, of encumbered properties was $2.5 billion and $2.7 billion at December 31, 2022 and 2021, respectively.

Notes

The following tables summarize the Company’s notes activity for the years ended December 31, 2022 and 2021, respectively (amounts in thousands):

	Notes, net as of December 31, 2021	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of December 31, 2022
Fixed Rate Debt:
Unsecured – Public	$5,835,222	$—	$(500,000)	$2,820	$4,287	$5,342,329

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

	Notes, net as of December 31, 2020	Proceeds		Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of December 31, 2021
Fixed Rate Debt:
Unsecured – Public	$5,335,536	$497,470	(2)	$—	$2,538	$(322)	$5,835,222

(1)
Represents amortization of deferred financing costs, net of debt financing costs.
(2)
Issued $500.0 million of ten-year 1.85% unsecured notes, receiving net proceeds before underwriting fees and other expenses.

The following table summarizes certain interest rate and maturity date information as of and for the years ended December 31, 2022 and 2021, respectively:

	December 31, 2022	December 31, 2021
Interest Rate Ranges	1.85% - 7.57%	1.85% - 7.57%
Weighted Average Interest Rate	3.61%	3.65%
Maturity Date Ranges	2025-2047	2023-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2022 and 2021.

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC in May 2022 and expires in May 2025.

Line of Credit and Commercial Paper

On October 26, 2022, the Company replaced its existing $2.5 billion facility with a new $2.5 billion unsecured revolving credit facility maturing on October 26, 2027. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.725%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating. The Company did not borrow any amounts under its revolving credit facility during the year ended December 31, 2022 and the weighted average interest rate was 0.88% for the year ended December 31, 2021.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.0 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The following table summarizes certain weighted average interest rate, maturity and amounts outstanding information for the commercial paper program as of and for the years ended December 31, 2022 and 2021, respectively:

	December 31, 2022	December 31, 2021
Weighted Average Interest Rate (1)	1.52%	0.27%
Weighted Average Maturity (in days)	4	27
Weighted Average Amounts Outstanding	$156.1 million	$471.0 million

(1)
The notes bear interest at various floating rates.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of December 31, 2022 and 2021, respectively (amounts in thousands):

	December 31, 2022	December 31, 2021
Unsecured revolving credit facility commitment	$2,500,000	$2,500,000
Commercial paper balance outstanding	(130,000)	(315,121)
Unsecured revolving credit facility balance outstanding	—	—
Other restricted amounts	(3,463)	(3,507)
Unsecured revolving credit facility availability	$2,366,537	$2,181,372

Other

The following table summarizes the Company’s total debt extinguishment costs recorded as additional interest expense during the years ended December 31, 2022, 2021 and 2020, respectively (amounts in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Prepayment premiums/penalties	$—	$—	$26,150
Write-offs of unamortized deferred financing costs	717	744	634
Write-offs of unamortized (premiums)/discounts/OCI	3,947	—	12,508
Total	$4,664	$744	$39,292

The following table provides a summary of the aggregate payments of principal on all debt for each of the next five years and thereafter as of December 31, 2022 (amounts in thousands):

Year	Total
2023 (1), (2)	$998,275
2024	6,100
2025	503,180
2026	601,025
2027	409,800
Thereafter	4,975,870
Subtotal	7,494,250
Deferred Financing Costs and Unamortized (Discount)	(68,528)
Total	$7,425,722

(1)
Includes $130.0 million in principal outstanding on the Company’s commercial paper program.
(2)
During 2022, the Company entered into $450.0 million of ten-year forward starting SOFR swaps at a weighted average rate of 2.90% (currently equivalent to a ten-year U.S. Treasury of approximately 3.23%) to hedge the U.S. Treasury risk for the refinancing of 2023 maturities.

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at December 31, 2022 and 2021, respectively (amounts in thousands):

	December 31, 2022		December 31, 2021
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,953,438	$1,803,525	$2,191,201	$2,193,689
Unsecured debt, net	5,472,284	4,874,490	6,150,252	6,798,309
Total debt, net	$7,425,722	$6,678,015	$8,341,453	$8,991,998

The following table summarizes the Company’s consolidated derivative instruments at December 31, 2022 (dollar amounts are in thousands):

Forward Starting Swaps (1)
Current Notional Balance	$450,000
Lowest Interest Rate	2.4470%
Highest Interest Rate	3.6995%
Maturity Date	2033

(1)
Forward Starting Swaps – Designed to partially fix interest rates in advance of planned future debt issuances. These swaps have mandatory counterparty terminations in 2024 and are targeted for certain 2023 debt issuances.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at December 31, 2022 and 2021, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$21,864	$—	$21,864	$—
Supplemental Executive Retirement Plan	Other Assets	133,245	133,245	—	—
Total		$155,109	$133,245	$21,864	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$1,210	$—	$1,210	$—
Supplemental Executive Retirement Plan	Other Liabilities	133,245	133,245	—	—
Total		$134,455	$133,245	$1,210	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$318,273	$—	$318,273	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2021	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$164,650	$164,650	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$164,650	$164,650	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$498,977	$—	$498,977	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2022, 2021 and 2020, respectively (amounts in thousands):

December 31, 2022 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$20,654	Interest expense	$(11,071)
Total	$20,654		$(11,071)

December 31, 2021 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(9,394)
Total	$—		$(9,394)

December 31, 2020 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(1,190)	Interest expense	$(35,087)
Total	$(1,190)		$(35,087)

As of December 31, 2022 and 2021, there were approximately $2.5 million and $34.3 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and unsettled derivative instruments, of which an estimated $3.5 million may be recognized as additional interest expense during the twelve months ending December 31, 2023.

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

11.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator for net income per share – basic:
Net income	$806,995	$1,396,714	$962,501
Allocation to Noncontrolling Interests – Operating Partnership	(26,310)	(45,900)	(34,010)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,774)	(17,964)	(14,855)
Preferred distributions	(3,090)	(3,090)	(3,090)
Numerator for net income per share – basic	$773,821	$1,329,760	$910,546
Numerator for net income per share – diluted:
Net income	$806,995	$1,396,714	$962,501
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,774)	(17,964)	(14,855)
Preferred distributions	(3,090)	(3,090)	(3,090)
Numerator for net income per share – diluted	$800,131	$1,375,660	$944,556
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	376,209	373,833	371,791
Effect of dilutive securities:
OP Units	11,836	12,263	13,003
Long-term compensation shares/units	1,402	1,924	1,080
ATM forward sales	3	69	—
Denominator for net income per share – diluted	389,450	388,089	385,874
Net income per share – basic	$2.06	$3.56	$2.45
Net income per share – diluted	$2.05	$3.54	$2.45

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator for net income per Unit – basic and diluted:
Net income	$806,995	$1,396,714	$962,501
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,774)	(17,964)	(14,855)
Allocation to Preference Units	(3,090)	(3,090)	(3,090)
Numerator for net income per Unit – basic and diluted	$800,131	$1,375,660	$944,556
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	388,045	386,096	384,794
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,402	1,924	1,080
ATM forward sales	3	69	—
Denominator for net income per Unit – diluted	389,450	388,089	385,874
Net income per Unit – basic	$2.06	$3.56	$2.45
Net income per Unit – diluted	$2.05	$3.54	$2.45

12.
Share Incentive Plans

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.

Overview of Share Incentive Plans

The 2019 Share Incentive Plan (the “2019 Plan”), as approved by the Company’s shareholders on June 27, 2019, expires on June 27, 2029 and reserves 11,331,958 Common Shares for issuance. All future awards will be granted under the 2019 Plan. As of December 31, 2022, 8,920,638 shares were available for future issuance.

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

Grant/Exercise Price	Granted at the fair market value of Common Shares as of the grant date using the Black-Scholes model as described below.	Granted at the fair market value of Common Shares as of the grant date.	Granted at varying discount rates to the fair market value of Common Shares as of the grant date (2).
Vesting Period	In three equal installments over a three-year period from the grant date.	Three years from the grant date.	Three years from the grant date.
Expiration	Ten years from the grant date.	Not applicable.	Ten years from the grant date (2).
Upon Employee Termination	Unvested options are canceled.	Unvested restricted shares are canceled.	Unvested restricted units are canceled.

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

Valuation Method of Share Options

The fair value of the Option grants is recognized over the requisite service/vesting period of the Options. The fair value for the Company’s Options was estimated at the time the Options were granted using the Black-Scholes option pricing model with the primary grant in each year having the following weighted average assumptions:

	2022	2021	2020
Expected volatility (1)	21.7%	21.3%	15.2%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	3.26%	3.23%	3.04%
Risk-free interest rate (4)	1.66%	0.50%	1.32%
Exercise price per share (5)	$91.59	$67.48	$83.08
Option valuation per share	$12.57	$7.96	$7.23

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

Long-Term Incentive Plan

The Company’s executive compensation program allows the Chairman, Chief Executive Officer and certain other executive officers to earn from 0% to 200% of the target number of long-term incentive (“LTI”) awards, payable in the form of restricted shares and/or restricted units. No payout would be made for any result below 50% of the target performance metric. The Company’s Total Shareholder Return (“TSR”), Normalized Funds from Operations (“FFO”) and Net Debt to Normalized EBITDAre (Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate) results over a forward-looking three-year performance period determine the restricted shares and/or restricted units awarded and are compared to pre-established quantitative performance metrics. The grant date fair value of the awards is estimated using a Monte Carlo model for the TSR portion of the awards, and the resulting expense is recorded over the service period regardless of whether the TSR performance measures are achieved, while the Normalized FFO and Net Debt to Normalized EBITDAre portions of the awards are adjusted based on the final achievement obtained. If the executive is retirement-eligible, the grant date fair value is amortized into expense over the first year. All other awards are amortized into expense over the three-year performance and vesting period. If employment is terminated prior to vesting, the restricted shares and restricted units are generally canceled.

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

The grant date fair value of the TSR portion of the LTI awards is estimated using a multifactor Monte Carlo model to determine share prices for a set of relative awards for which the payout of the award depends on the spread of EQR’s TSR to the TSR of two indices: (a) the FTSE Nareit Apartment Index; and (b) the FTSE Nareit Equity Index. The absolute Company TSR metric previously included in the TSR portion of the LTI awards for which the payout of the award only depended on EQR’s TSR was replaced with a Net Debt to Normalized EBITDAre metric for the 2022 LTI plan, covering the three-year performance period from January 1, 2022 through December 31, 2024. The grant date fair value of the Normalized FFO and Net Debt to Normalized EBITDAre portions of the LTI awards are estimated using the closing price of EQR Common Shares on the grant date for the restricted shares and a discounted closing price of EQR Common Shares on the grant date for the restricted units to reflect the “book-up” and liquidity risk inherent in the units. The individual prices determined above are then weighted to arrive at the final values for each restricted share/unit as follows:

	2022	2021	2020
Weighted average fair value per restricted share	$96.84	$61.73	$75.89
Weighted average fair value per restricted unit	$93.32	$59.82	$72.69

The valuation method and assumptions are the same as those the Company used in accounting for the LTI award expense in its consolidated financial statements. The Monte Carlo valuation model is only one method of valuing awards. Because the Company’s restricted shares/units have characteristics significantly different from those of traded shares/units, and because changes in the subjective input assumptions can materially affect the fair value estimate, the actual value of the restricted shares/units to the recipient may be significantly different.

Trustees

All non-employee Trustees, with the exception of the Company’s Chairman, are granted Options, restricted shares and/or restricted units that vest one year from the grant date that corresponds to the term for which he or she has been elected to serve. Since 2016, the Chairman has only received awards under the LTI plan (see further discussion above).

Retirement Benefits

The Company’s Share Incentive Plans provide for certain benefits upon retirement. The following table summarizes the terms of each retirement eligibility category.

	Age 62 for Employees	Rule of 70 for Employees	Age 72 for Trustees
Eligibility	For employees hired prior to January 1, 2009 and who were age 59 or older as of February 1, 2019.	All employees (1).	All non-employee Trustees.
Effect on unvested restricted shares, restricted units and Options	Awards immediately vest, Options continue to be exercisable for the balance of the applicable ten-year option period and restricted units are still subject to the book-up provisions.

Awards continue to vest per the original vesting schedule, subject to certain conditions, Options continue to be exercisable for the balance of the applicable ten-year option period and restricted units are still subject to the book-up provisions.

Awards immediately vest, Options continue to be exercisable for the balance of the applicable ten-year option period and restricted units are still subject to the book-up provisions.
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

Compensation Expense and Award Activity

The following tables summarize compensation information regarding the restricted shares, restricted units, Options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31, 2022
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$10,419	$1,176	$—	$11,595	$1,120
Restricted units (2)	16,487	87	2,530	19,104	1,039
Options	1,889	169	263	2,321	—
ESPP discount	718	78	—	796	—
Total	$29,513	$1,510	$2,793	$33,816	$2,159

	Year Ended December 31, 2021
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$7,258	$1,131	$—	$8,389	$761
Restricted units (2)	16,689	70	1,038	17,797	1,254
Options	2,980	121	—	3,101	—
ESPP discount	883	108	—	991	—
Total	$27,810	$1,430	$1,038	$30,278	$2,015

	Year Ended December 31, 2020
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares (2)	$10,053	$1,172	$—	$11,225	$1,172
Restricted units (2)	10,103	80	1,743	11,926	1,855
Options	2,156	193	—	2,349	—
ESPP discount	862	82	—	944	—
Total	$23,174	$1,527	$1,743	$26,444	$3,027

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

The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above. The total compensation expense related to Awards not yet vested at December 31, 2022 is $9.5 million (including the accelerated expenses for individuals approaching or meeting the retirement age criteria discussed above), which is expected to be recognized over a weighted average term of 1.38 years.

The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2022, 2021 and 2020:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	Restricted Units	Weighted Average Fair Value per Restricted Unit
Balance at December 31, 2019	5,567,544	$55.52	306,706	$66.15	858,284	$64.95
Awards granted (1)	317,731	$76.26	179,911	$77.44	249,263	$72.00
Awards exercised/vested	(239,695)	$50.31	(131,792)	$66.32	(227,747)	$68.47
Awards forfeited	(1,344)	$72.69	(1,191)	$73.45	—	$—
Awards expired	(1,484)	$47.18	—	$—	—	$—
Balance at December 31, 2020	5,642,752	$56.91	353,634	$71.81	879,800	$66.78
Awards granted (1)	489,853	$67.58	96,224	$70.46	190,742	$60.71
Awards exercised/vested	(1,710,692)	$50.09	(133,351)	$62.89	(181,531)	$62.01
Awards forfeited	(23,317)	$73.33	(6,631)	$74.31	(35,580)	$59.82
Awards expired	(10,763)	$68.00	—	$—	—	$—
Balance at December 31, 2021	4,387,833	$60.65	309,876	$75.17	853,431	$66.11
Awards granted (1)	164,199	$88.22	182,801	$80.52	223,242	$86.47
Awards exercised/vested	(468,021)	$52.87	(194,533)	$70.91	(122,999)	$66.10
Awards forfeited	(12,968)	$77.29	(8,226)	$82.02	—	$—
Awards expired	(9,683)	$60.02	—	$—	—	$—
Balance at December 31, 2022	4,061,360	$62.60	289,918	$81.21	953,674	$73.57

(1)
Includes LTI plan awards granted under the executive compensation program.

	Amounts in thousands except per share amounts
	Year Ended December 31,
	2022	2021	2020
Weighted average grant date fair value per share for Options granted	$12.45	$7.98	$6.74
Aggregate intrinsic value of Options exercised (1)	$14,511	$47,413	$7,569
Fair value of restricted shares vested	$17,353	$9,222	$10,559
Fair value of restricted units vested	$10,662	$12,468	$18,711

(1)
These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

The following table summarizes information regarding Options outstanding and exercisable at December 31, 2022 (aggregate intrinsic value is in thousands):

	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Options Outstanding	4,061,360	4.85	$62.60	$6,303
Options Exercisable	3,549,325	4.36	$60.80	$6,303
Vested and expected to vest	506,883	8.26	$75.07	$—

(1)
The aggregate intrinsic values were calculated as the excess, if any, between the Company’s closing share price of $59.00 per share on December 31, 2022 and the strike price of the underlying awards.

As of December 31, 2021 and 2020, 3,710,888 Options (with a weighted average exercise price of $58.70) and 4,985,668 Options (with a weighted average exercise price of $55.12) were exercisable, respectively.
13.
Employee Plans

The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of EQR. The Company registered 7,000,000 Common Shares under the ESPP, of which 2,486,599 Common Shares remained available for purchase at December 31, 2022. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter.

The following table summarizes information regarding the Common Shares issued under the ESPP with the net proceeds noted below being contributed to ERPOP in exchange for OP Units (amounts in thousands except share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Shares issued	66,835	70,702	90,196
Issuance price ranges	$52.33 – $72.51	$53.13 – $71.04	$46.23 – $63.84
Issuance proceeds	$4,178	$4,265	$4,508

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria. The Company matches dollar for dollar up to the first 4% of eligible compensation that a participant contributes to the 401(k) Plan for all employees except those defined as highly compensated employees, whose match is 3%. Participants are vested in the Company’s contributions over five years. The Company recognized an expense in the amount of $4.8 million, $4.9 million and $5.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

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

14.
Distribution Reinvestment Plan

On September 30, 2014, the Company filed with the SEC a Form S-3 Registration Statement to register 4,790,000 Common Shares pursuant to a Distribution Reinvestment Plan (the “2014 DRIP”), which included the remaining shares available for issuance under a previous registration. The registration was automatically declared effective the same day and will expire when all 4,790,000 shares have been issued. The Company has 4,631,362 Common Shares available for issuance under the 2014 DRIP at December 31, 2022.

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

15.
Transactions with Related Parties

The Company leases its corporate headquarters from an entity affiliated with EQR’s Chairman of the Board of Trustees. The lease term expires on November 30, 2032 and contains two five-year extension options. The amount incurred for such office space for the years ended December 31, 2022, 2021 and 2020 were approximately $1.7 million, $1.7 million and $2.1 million, respectively. The Company believes these amounts approximate market rates for such rental space.

16.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of December 31, 2022, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at December 31, 2022 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	2	537	$147,708
Unconsolidated	6	1,982	358,277
Total Projects Under Development	8	2,519	$505,985

(1)
The Company's share of the $506.0 million in total project costs remaining approximates $146.4 million, with the balance funded by the Company's joint venture partners (approximately $11.2 million) and/or applicable construction loans (approximately $348.4 million).

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

In 2021, the Company entered into a commitment agreement (the “Commitment Agreement”) with Toll to pursue the joint development of multifamily rental properties with an initial term of three years. The Company intends to invest 75% of the equity for each selected project and Toll intends to invest 25%. It is expected that each project will also be financed with approximately 60% non-recourse construction debt. The parties have targeted an initial minimum co-investment of approximately $750.0 million in combined equity. The Company and Toll have and expect to continue to enter into separate joint venture agreements for each property, and the Company has and expects to continue to account for these unconsolidated joint ventures under the equity method of accounting. As of December 31, 2022, the Company and Toll have entered into four separate joint venture agreements under the Commitment Agreement, with three projects currently under development.

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. At December 31, 2022, the Company has invested in eight real estate technology funds and one other real estate investment fund with aggregate remaining commitments of approximately $19.9 million.

Employment Agreements

The Company has entered into a retirement benefits agreement with its Chairman and a deferred compensation agreement with one former executive officer. During the years ended December 31, 2022, 2021 and 2020, the Company recognized compensation expense of $(0.2) million, $0.1 million and $0.5 million, respectively, related to these agreements.

The following table summarizes the Company’s contractual obligations for deferred compensation for the next five years and thereafter as of December 31, 2022:

	(Payments) Due by Year (in thousands)
	2023	2024	2025	2026	2027	Thereafter	Total
Other Long-Term Liabilities:
Deferred Compensation (1)	$(666)	$(767)	$(767)	$(767)	$(767)	$(4,220)	$(7,954)

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis. While the Company does maintain a non-residential presence, it accounts for approximately 3.7% of total revenues for the year ended December 31, 2022 and is designed as an amenity for our residential residents. The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis. The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the three years ended December 31, 2022, 2021 and 2020, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the years ended December 31, 2022, 2021 and 2020, respectively (amounts in thousands):

	Year Ended December 31,
	2022	2021	2020
Rental income	$2,735,180	$2,463,997	$2,571,705
Property and maintenance expense	(483,865)	(453,532)	(440,998)
Real estate taxes and insurance expense	(388,412)	(397,105)	(381,562)
Total operating expenses	(872,277)	(850,637)	(822,560)
Net operating income	$1,862,903	$1,613,360	$1,749,145

The following tables present NOI from our rental real estate for each segment for the years ended December 31, 2022, 2021 and 2020, respectively, as well as total assets and capital expenditures at December 31, 2022 and 2021, respectively (amounts in thousands):

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$469,180	$137,078	$332,102	$431,954	$132,274	$299,680	$444,129	$140,469	$303,660
Orange County	122,660	26,338	96,322	109,427	24,986	84,441	105,236	24,545	80,691
San Diego	86,728	19,395	67,333	78,709	18,395	60,314	74,737	18,176	56,561
Subtotal - Southern California	678,568	182,811	495,757	620,090	175,655	444,435	624,102	183,190	440,912

San Francisco	418,941	124,952	293,989	383,817	118,795	265,022	435,371	117,085	318,286
Washington, D.C.	411,975	136,130	275,845	389,205	129,065	260,140	405,571	125,353	280,218
New York	434,820	186,896	247,924	367,370	182,631	184,739	424,534	197,740	226,794
Seattle	282,902	79,101	203,801	256,988	80,775	176,213	257,372	74,362	183,010
Boston	262,604	79,979	182,625	235,050	76,374	158,676	240,158	71,611	168,547
Denver	43,767	12,422	31,345	39,084	11,209	27,875	37,917	11,040	26,877
Total same store	2,533,577	802,291	1,731,286	2,291,604	774,504	1,517,100	2,425,025	780,381	1,644,644

Non-same store/other
Non-same store (2)	179,707	70,654	109,053	59,629	27,691	31,938	11,791	2,706	9,085
Other (3)	21,896	(668)	22,564	112,764	48,442	64,322	134,889	39,473	95,416
Total non-same store/other	201,603	69,986	131,617	172,393	76,133	96,260	146,680	42,179	104,501

Totals	$2,735,180	$872,277	$1,862,903	$2,463,997	$850,637	$1,613,360	$2,571,705	$822,560	$1,749,145

(1)
For the years ended December 31, 2022 and 2021, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2021, less properties subsequently sold, which represented 72,872 apartment units. For the year ended December 31, 2020, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2020, less properties subsequently sold, which represented 74,077 apartment units.
(2)
For the years ended December 31, 2022 and 2021, non-same store primarily includes properties acquired after January 1, 2021, plus any properties in lease-up and not stabilized as of January 1, 2021, and any properties undergoing major renovations. For the year ended December 31, 2020, non-same store primarily includes properties acquired after January 1, 2020, plus any properties in lease-up and not stabilized as of January 1, 2020, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Year Ended December 31, 2022		Year Ended December 31, 2021
	Total Assets	Capital Expenditures	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,590,661	$35,481	$2,668,136	$20,917
Orange County	356,396	7,885	371,063	5,647
San Diego	228,471	8,798	232,345	2,899
Subtotal - Southern California	3,175,528	52,164	3,271,544	29,463

San Francisco	3,068,951	33,854	3,165,347	20,021
Washington, D.C.	3,027,549	34,174	3,134,677	27,061
New York	3,421,373	21,636	3,513,047	28,742
Seattle	2,076,320	28,086	2,140,925	15,203
Boston	1,676,783	23,057	1,739,184	21,129
Denver	473,127	2,139	492,454	2,015
Total same store	16,919,631	195,110	17,457,178	143,634

Non-same store/other
Non-same store (2)	2,501,008	25,429	2,439,634	4,491
Other (3)	797,623	547	1,272,429	2,894
Total non-same store/other	3,298,631	25,976	3,712,063	7,385

Totals	$20,218,262	$221,086	$21,169,241	$151,019

(1)
Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2021, less properties subsequently sold, which represented 72,872 apartment units.
(2)
Non-same store primarily includes properties acquired after January 1, 2021, plus any properties in lease-up and not stabilized as of January 1, 2021, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and capital expenditures for properties sold.
18.
Subsequent Events

There have been no material subsequent events occurring since December 31, 2022.

•

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Overall Summary

December 31, 2022

	Properties	Apartment Units	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances (1)
Wholly Owned Unencumbered	256	67,542	$23,810,329,470	$(7,664,733,730)	$16,145,595,740	$—
Wholly Owned Encumbered	37	8,941	3,376,901,549	(1,095,745,422)	2,281,156,127	1,816,819,525
Wholly Owned Properties	293	76,483	27,187,231,019	(8,760,479,152)	18,426,751,867	1,816,819,525
Partially Owned Unencumbered	13	2,646	666,489,021	(239,628,682)	426,860,339	—
Partially Owned Encumbered	2	468	235,033,453	(27,742,015)	207,291,438	136,618,560
Partially Owned Properties	15	3,114	901,522,474	(267,370,697)	634,151,777	136,618,560
Total Unencumbered Properties	269	70,188	24,476,818,491	(7,904,362,412)	16,572,456,079	—
Total Encumbered Properties	39	9,409	3,611,935,002	(1,123,487,437)	2,488,447,565	1,953,438,085
Total Consolidated Investment in Real Estate	308	79,597	$28,088,753,493	$(9,027,849,849)	$19,060,903,644	$1,953,438,085

(1)
See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2022

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Amount
Archstone Master Property Holdings LLC	13	H	$799,609,043
Portfolio/Entity Encumbrances	13		799,609,043
Individual Property Encumbrances			1,153,829,042
Total Encumbrances per Financial Statements			$1,953,438,085

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Balance, beginning of year	$28,272,906	$27,203,325	$27,533,607
Acquisitions and development	214,903	1,912,579	298,847
Improvements	225,136	152,715	154,433
Dispositions and other	(624,191)	(995,713)	(783,562)
Balance, end of year	$28,088,754	$28,272,906	$27,203,325

The changes in accumulated depreciation for the years ended December 31, 2022, 2021 and 2020 are as follows:

	2022	2021	2020
Balance, beginning of year	$8,354,282	$7,859,657	$7,276,786
Depreciation	882,168	838,272	820,832
Dispositions and other	(208,600)	(343,647)	(237,961)
Balance, end of year	$9,027,850	$8,354,282	$7,859,657

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/22
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/22	Encumbrances
Wholly Owned Unencumbered:
100 K Apartments (fka 100K Street)	Washington, D.C.	—	2018	222	$15,600,000	$70,296,069	$118,357	$15,600,000	$70,414,426	$86,014,426	$(11,947,067)	$74,067,359	$—
170 Amsterdam	New York, NY	G	2015	236	—	112,096,955	873,284	—	112,970,239	112,970,239	(34,043,879)	78,926,360	—
175 Kent	Brooklyn, NY	G	2011	113	22,037,831	53,962,169	2,748,393	22,037,831	56,710,562	78,748,393	(24,154,395)	54,593,998	—
180 Montague (fka Brooklyn Heights)	Brooklyn, NY	G	2000	193	32,400,000	92,675,228	5,887,763	32,400,000	98,562,991	130,962,991	(37,808,894)	93,154,097	—
180 Riverside Boulevard	New York, NY	G	1998	516	144,968,250	138,346,681	21,777,910	144,968,250	160,124,591	305,092,841	(95,800,315)	209,292,526	—
1210 Mass	Washington, D.C.	G	2004	144	9,213,512	36,559,189	5,206,790	9,213,512	41,765,979	50,979,491	(24,625,028)	26,354,463	—
1401 Joyce on Pentagon Row	Arlington, VA	—	2004	326	9,780,000	89,668,165	8,362,559	9,780,000	98,030,724	107,810,724	(48,077,244)	59,733,480	—
1500 Mass Ave	Washington, D.C.	G	1951	556	54,638,298	40,361,702	17,314,785	54,638,298	57,676,487	112,314,785	(36,090,603)	76,224,182	—
1800 Oak (fka Rosslyn)	Arlington, VA	G	2003	314	31,400,000	109,005,734	12,374,587	31,400,000	121,380,321	152,780,321	(47,084,778)	105,695,543	—
2201 Pershing Drive	Arlington, VA	G	2012	188	11,321,198	49,674,175	3,334,541	11,321,198	53,008,716	64,329,914	(21,108,327)	43,221,587	—
2201 Wilson	Arlington, VA	G	2000	219	21,900,000	78,724,663	8,420,498	21,900,000	87,145,161	109,045,161	(32,851,672)	76,193,489	—
2400 M St	Washington, D.C.	G	2006	359	30,006,593	114,013,785	5,316,469	30,006,593	119,330,254	149,336,847	(69,768,932)	79,567,915	—
315 on A	Boston, MA	G	2013	202	14,450,070	115,824,930	1,849,886	14,450,070	117,674,816	132,124,886	(35,660,011)	96,464,875	—
340 Fremont (fka Rincon Hill)	San Francisco, CA	—	2016	348	42,000,000	248,607,902	845,648	42,000,000	249,453,550	291,453,550	(62,382,935)	229,070,615	—
341 Nevins	Brooklyn, NY	—	(F)	—	3,621,717	308,661	—	3,621,717	308,661	3,930,378	—	3,930,378	—
3003 Van Ness (fka Van Ness)	Washington, D.C.	—	1970	625	56,300,000	141,191,580	11,966,163	56,300,000	153,157,743	209,457,743	(59,966,206)	149,491,537	—
425 Mass	Washington, D.C.	G	2009	559	28,150,000	138,600,000	7,678,062	28,150,000	146,278,062	174,428,062	(68,166,012)	106,262,050	—
455 Eye Street	Washington, D.C.	G	2017	174	11,941,407	61,418,689	220,558	11,941,407	61,639,247	73,580,654	(13,446,641)	60,134,013	—
4th and Hill	Los Angeles, CA	—	(F)	—	13,131,456	1,868,544	—	13,131,456	1,868,544	15,000,000	—	15,000,000	—
55 West Fifth I & II (fka Townhouse Plaza and Gardens)	San Mateo, CA	—	1964/1972	241	21,041,710	71,931,323	16,597,875	21,041,710	88,529,198	109,570,908	(39,856,719)	69,714,189	—
600 Washington	New York, NY	G	2004	135	32,852,000	43,140,551	4,393,943	32,852,000	47,534,494	80,386,494	(27,305,832)	53,080,662	—
660 Washington (fka Boston Common)	Boston, MA	G	2006	420	106,100,000	166,311,679	16,424,115	106,100,000	182,735,794	288,835,794	(66,003,911)	222,831,883	—
70 Greene	Jersey City, NJ	G	2010	480	28,108,899	236,763,553	5,882,189	28,108,899	242,645,742	270,754,641	(106,757,715)	163,996,926	—
71 Broadway	New York, NY	G	1997	238	22,611,600	77,492,171	21,574,386	22,611,600	99,066,557	121,678,157	(63,873,265)	57,804,892	—
77 Bluxome	San Francisco, CA	—	2007	102	5,249,124	18,609,876	701,746	5,249,124	19,311,622	24,560,746	(8,233,756)	16,326,990	—
77 Park Avenue (fka Hoboken)	Hoboken, NJ	G	2000	301	27,900,000	168,992,440	10,981,777	27,900,000	179,974,217	207,874,217	(67,423,156)	140,451,061	—
777 Sixth	New York, NY	G	2002	294	65,352,706	65,747,294	7,342,095	65,352,706	73,089,389	138,442,095	(37,935,617)	100,506,478	—
88 Hillside	Daly City, CA	G	2011	95	7,786,800	31,587,325	4,090,905	7,786,800	35,678,230	43,465,030	(15,507,323)	27,957,707	—
855 Brannan	San Francisco, CA	G	2018	449	41,363,921	282,730,067	791,530	41,363,921	283,521,597	324,885,518	(57,385,586)	267,499,932	—
929 Mass (fka 929 House)	Cambridge, MA	G	1975	127	3,252,993	21,745,595	9,408,793	3,252,993	31,154,388	34,407,381	(23,489,575)	10,917,806	—
Academy Village	North Hollywood, CA	—	1989	248	25,000,000	23,593,194	12,730,206	25,000,000	36,323,400	61,323,400	(24,155,942)	37,167,458	—
Acappella	Pasadena, CA	—	2002	143	5,839,548	29,360,452	2,564,708	5,839,548	31,925,160	37,764,708	(15,642,799)	22,121,909	—
Alban Towers	Washington, D.C.	—	1934	229	18,900,000	89,794,201	7,663,308	18,900,000	97,457,509	116,357,509	(36,633,733)	79,723,776	—
Alborada	Fremont, CA	—	1999	442	24,310,000	59,214,129	10,322,001	24,310,000	69,536,130	93,846,130	(52,639,765)	41,206,365	—
Alcott Apartments (fka West End Tower)	Boston, MA	G	2021	470	10,424,000	397,689,562	153,059	10,424,000	397,842,621	408,266,621	(17,988,355)	390,278,266	—
Alcyone	Seattle, WA	G	2004	162	11,379,497	49,360,503	2,335,387	11,379,497	51,695,890	63,075,387	(17,135,294)	45,940,093	—
Altitude (fka Village at Howard Hughes, The (Lots 1 & 2))	Los Angeles, CA	—	2016	545	43,783,485	150,234,305	768,468	43,783,485	151,002,773	194,786,258	(39,032,515)	155,753,743	—
Alton, The (fka Millikan)	Irvine, CA	—	2017	344	11,049,027	96,523,927	444,288	11,049,027	96,968,215	108,017,242	(23,284,909)	84,732,333	—
Arbor Terrace	Sunnyvale, CA	—	1979	177	9,057,300	18,483,642	12,974,052	9,057,300	31,457,694	40,514,994	(22,871,546)	17,643,448	—
Arches, The	Sunnyvale, CA	—	1974	410	26,650,000	62,850,000	8,667,397	26,650,000	71,517,397	98,167,397	(31,720,951)	66,446,446	—
Artisan on Second	Los Angeles, CA	—	2008	118	8,000,400	36,074,600	1,773,555	8,000,400	37,848,155	45,848,555	(16,682,625)	29,165,930	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/22
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/22	Encumbrances
Artistry Emeryville (fka Emeryville)	Emeryville, CA	—	1994	267	12,300,000	61,466,267	9,277,700	12,300,000	70,743,967	83,043,967	(29,468,973)	53,574,994	—
Atelier	Brooklyn, NY	G	2015	120	32,401,680	47,135,432	864,452	32,401,680	47,999,884	80,401,564	(13,864,493)	66,537,071	—
Avenue Two	Redwood City, CA	—	1972	123	7,995,000	18,005,000	3,218,915	7,995,000	21,223,915	29,218,915	(10,054,846)	19,164,069	—
Axis at Shady Grove	Rockville, MD	—	2016	366	14,745,774	90,503,831	470,604	14,745,774	90,974,435	105,720,209	(20,048,451)	85,671,758	—
Azure (fka Mission Bay-Block 13)	San Francisco, CA	—	2015	273	32,855,115	153,566,841	1,614,260	32,855,115	155,181,101	188,036,216	(42,622,898)	145,413,318	—
Bay Hill	Long Beach, CA	—	2002	160	7,600,000	27,437,239	4,626,774	7,600,000	32,064,013	39,664,013	(20,533,563)	19,130,450	—
Beatrice, The	New York, NY	—	2010	302	114,351,405	165,648,595	3,361,487	114,351,405	169,010,082	283,361,487	(67,992,813)	215,368,674	—
Bella Vista I, II, III Combined	Woodland Hills, CA	—	2003-2007	579	31,682,754	121,095,786	12,495,872	31,682,754	133,591,658	165,274,412	(78,584,749)	86,689,663	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	—	2000	1	63,158	236,157	2,098	63,158	238,255	301,413	(116,241)	185,172	—
Belle Fontaine	Marina Del Rey, CA	—	2003	102	9,098,808	28,701,192	2,883,835	9,098,808	31,585,027	40,683,835	(13,248,942)	27,434,893	—
Breakwater at Marina Del Rey	Marina Del Rey, CA	—	1964-1969	224	—	73,189,262	2,754,554	—	75,943,816	75,943,816	(30,159,723)	45,784,093	—
Briarwood (CA)	Sunnyvale, CA	—	1985	192	9,991,500	22,247,278	5,601,488	9,991,500	27,848,766	37,840,266	(22,206,373)	15,633,893	—
Brodie, The	Westminster, CO	—	2016	312	8,639,904	79,256,940	1,143,901	8,639,904	80,400,841	89,040,745	(16,788,446)	72,252,299	—
Brooklyner, The (fka 111 Lawrence)	Brooklyn, NY	G	2010	490	40,099,922	221,438,631	5,865,063	40,099,922	227,303,694	267,403,616	(93,897,222)	173,506,394	—
C on Pico	Los Angeles, CA	—	2014	94	17,125,766	28,074,234	674,098	17,125,766	28,748,332	45,874,098	(8,307,453)	37,566,645	—
Carlyle Mill	Alexandria, VA	—	2002	317	10,000,000	51,367,913	11,079,514	10,000,000	62,447,427	72,447,427	(42,035,228)	30,412,199	—
Carmel Terrace	San Diego, CA	—	1988-1989	384	2,288,300	20,596,281	14,843,791	2,288,300	35,440,072	37,728,372	(31,639,776)	6,088,596	—
Cascade	Seattle, WA	G	2017	477	23,751,564	149,406,957	575,259	23,751,564	149,982,216	173,733,780	(32,505,847)	141,227,933	—
Centennial (fka Centennial Court & Centennial Tower)	Seattle, WA	G	1991/2001	408	9,700,000	70,080,378	16,430,466	9,700,000	86,510,844	96,210,844	(54,699,023)	41,511,821	—
Centre Club Combined	Ontario, CA	—	1994 & 2002	412	7,436,000	33,014,789	10,995,514	7,436,000	44,010,303	51,446,303	(32,105,510)	19,340,793	—
Chelsea Square	Redmond, WA	—	1991	113	3,397,100	9,289,074	3,299,009	3,397,100	12,588,083	15,985,183	(10,213,447)	5,771,736	—
Chloe on Madison (fka 1401 E. Madison)	Seattle, WA	G	2019	137	10,401,958	53,807,106	43,467	10,401,958	53,850,573	64,252,531	(7,027,468)	57,225,063	—
Chloe on Union (fka Chloe)	Seattle, WA	G	2010	117	14,835,571	39,359,650	3,081,197	14,835,571	42,440,847	57,276,418	(10,171,551)	47,104,867	—
Church Corner	Cambridge, MA	G	1987	85	5,220,000	16,744,643	3,600,746	5,220,000	20,345,389	25,565,389	(13,313,791)	12,251,598	—
Circa Fitzsimons	Denver, CO	—	2020	280	9,241,400	86,070,796	474,244	9,241,400	86,545,040	95,786,440	(7,763,471)	88,022,969	—
City Gate at Cupertino (fka Cupertino)	Cupertino, CA	—	1998	311	40,400,000	95,937,046	8,167,032	40,400,000	104,104,078	144,504,078	(41,009,589)	103,494,489	—
City Square Bellevue (fka Bellevue)	Bellevue, WA	G	1998	191	15,100,000	41,876,257	4,334,618	15,100,000	46,210,875	61,310,875	(18,516,662)	42,794,213	—
Clarendon, The	Arlington, VA	G	2005	292	30,400,340	103,824,660	3,166,324	30,400,340	106,990,984	137,391,324	(47,350,954)	90,040,370	—
Cleo, The	Los Angeles, CA	—	1989	92	6,615,467	14,829,335	4,575,938	6,615,467	19,405,273	26,020,740	(11,563,408)	14,457,332	—
Connecticut Heights	Washington, D.C.	—	1974	518	27,600,000	114,002,295	11,472,554	27,600,000	125,474,849	153,074,849	(48,629,875)	104,444,974	—
Corcoran House at DuPont Circle (fka DuPont Circle)	Washington, D.C.	G	1961	138	13,500,000	26,913,113	4,899,921	13,500,000	31,813,034	45,313,034	(12,714,363)	32,598,671	—
Courthouse Plaza	Arlington, VA	G	1990	396	—	87,386,024	8,488,969	—	95,874,993	95,874,993	(39,049,234)	56,825,759	—
Creekside (San Mateo)	San Mateo, CA	—	1985	192	9,606,600	21,193,232	5,960,684	9,606,600	27,153,916	36,760,516	(22,033,090)	14,727,426	—
Cronins Landing	Waltham, MA	G	1998	281	32,300,000	85,119,324	15,325,293	32,300,000	100,444,617	132,744,617	(39,790,380)	92,954,237	—
Crystal Place	Arlington, VA	—	1986	181	17,200,000	47,918,975	4,699,279	17,200,000	52,618,254	69,818,254	(21,346,735)	48,471,519	—
Dalton, The	Alexandria, VA	G	2018	270	22,947,777	95,334,754	454,380	22,947,777	95,789,134	118,736,911	(14,548,074)	104,188,837	—
Deerwood (SD)	San Diego, CA	—	1990	316	2,082,095	18,739,815	17,949,500	2,082,095	36,689,315	38,771,410	(33,440,329)	5,331,081	—
Del Mar Ridge	San Diego, CA	—	1998	181	7,801,824	36,948,176	5,974,943	7,801,824	42,923,119	50,724,943	(21,861,664)	28,863,279	—
Eagle Canyon	Chino Hills, CA	—	1985	252	1,808,900	16,274,361	12,390,469	1,808,900	28,664,830	30,473,730	(24,294,152)	6,179,578	—
Edge, The (fka 4885 Edgemoor Lane)	Bethesda, MD	—	2021	154	—	72,788,808	13,063	—	72,801,871	72,801,871	(4,378,237)	68,423,634	—
Edgemont at Bethesda Metro	Bethesda, MD	—	1989	123	13,092,552	43,907,448	4,482,432	13,092,552	48,389,880	61,482,432	(20,248,395)	41,234,037	—
Emerson Place	Boston, MA	G	1962	444	14,855,000	57,566,636	38,628,593	14,855,000	96,195,229	111,050,229	(76,597,956)	34,452,273	—
Encore at Sherman Oaks, The	Sherman Oaks, CA	—	1988	174	8,700,000	25,446,003	4,809,250	8,700,000	30,255,253	38,955,253	(14,274,387)	24,680,866	—
Eviva on Cherokee	Denver, CO	—	2017	274	10,507,626	100,037,204	1,860,527	10,507,626	101,897,731	112,405,357	(18,556,701)	93,848,656	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/22
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/22	Encumbrances
Flora	Austin, TX	—	2019	194	5,733,088	32,343,349	192,360	5,733,088	32,535,709	38,268,797	(4,201,809)	34,066,988	—
Fremont Center	Fremont, CA	G	2002	322	25,800,000	78,753,114	7,285,452	25,800,000	86,038,566	111,838,566	(33,761,134)	78,077,432	—
Gaithersburg Station	Gaithersburg, MD	G	2013	400	17,500,000	74,678,917	5,224,502	17,500,000	79,903,419	97,403,419	(29,469,619)	67,933,800	—
Gateway at Malden Center	Malden, MA	G	1988	203	9,209,780	25,722,666	18,846,091	9,209,780	44,568,757	53,778,537	(32,286,012)	21,492,525	—
Geary Court Yard	San Francisco, CA	—	1990	165	1,722,400	15,471,429	6,540,464	1,722,400	22,011,893	23,734,293	(18,375,315)	5,358,978	—
Girard	Boston, MA	G	2016	160	—	102,450,328	1,158,171	—	103,608,499	103,608,499	(22,398,155)	81,210,344	—
Hampshire Place	Los Angeles, CA	—	1989	259	10,806,000	30,335,330	11,225,496	10,806,000	41,560,826	52,366,826	(24,997,884)	27,368,942	—
Harbor Steps	Seattle, WA	G	2000	761	59,403,601	158,829,432	49,422,576	59,403,601	208,252,008	267,655,609	(124,036,014)	143,619,595	—
Hathaway	Long Beach, CA	—	1987	385	2,512,500	22,611,912	15,679,986	2,512,500	38,291,898	40,804,398	(31,724,680)	9,079,718	—
Helios (fka 2nd+Pine)	Seattle, WA	G	2017	398	18,061,674	206,762,591	958,328	18,061,674	207,720,919	225,782,593	(44,822,360)	180,960,233	—
Heritage at Stone Ridge	Burlington, MA	—	2005	180	10,800,000	31,808,335	4,835,568	10,800,000	36,643,903	47,443,903	(21,603,853)	25,840,050	—
Heritage Ridge	Lynwood, WA	—	1999	197	6,895,000	18,983,597	5,406,272	6,895,000	24,389,869	31,284,869	(14,983,556)	16,301,313	—
Hesby	North Hollywood, CA	—	2013	308	23,299,892	102,700,108	2,889,705	23,299,892	105,589,813	128,889,705	(35,650,223)	93,239,482	—
Highlands at South Plainfield	South Plainfield, NJ	—	2000	252	10,080,000	37,526,912	3,417,910	10,080,000	40,944,822	51,024,822	(24,715,819)	26,309,003	—
Hikari	Los Angeles, CA	G	2007	128	9,435,760	32,564,240	1,840,553	9,435,760	34,404,793	43,840,553	(14,977,251)	28,863,302	—
Hudson Crossing	New York, NY	G	2003	259	23,420,000	69,977,699	4,057,602	23,420,000	74,035,301	97,455,301	(46,188,890)	51,266,411	—
Hudson Pointe	Jersey City, NJ	—	2003	182	5,350,000	41,114,074	8,519,647	5,350,000	49,633,721	54,983,721	(32,045,583)	22,938,138	—
Huxley, The	Redwood City, CA	—	2018	137	18,775,028	89,336,651	302,791	18,775,028	89,639,442	108,414,470	(13,549,420)	94,865,050	—
Indie Deep Ellum	Dallas, TX	G	2020	231	12,253,503	63,853,704	333,872	12,253,503	64,187,576	76,441,079	(6,111,055)	70,330,024	—
Ivory Wood	Bothell, WA	—	2000	144	2,732,800	13,888,282	4,232,149	2,732,800	18,120,431	20,853,231	(10,518,766)	10,334,465	—
Jia (fka Chinatown Gateway)	Los Angeles, CA	G	2014	280	14,791,831	78,286,423	2,131,858	14,791,831	80,418,281	95,210,112	(30,341,299)	64,868,813	—
Junction 47 (fka West Seattle)	Seattle, WA	G	2015	206	11,726,305	56,581,665	986,404	11,726,305	57,568,069	69,294,374	(16,946,678)	52,347,696	—
Juniper Sandy Springs	Sandy Springs, GA	—	2017	230	8,668,700	64,989,813	241,832	8,668,700	65,231,645	73,900,345	(5,646,809)	68,253,536	—
Kelvin, The (fka Modera)	Irvine, CA	—	2015	194	15,521,552	64,853,448	1,173,016	15,521,552	66,026,464	81,548,016	(20,199,995)	61,348,021	—
Kilby	Frisco, TX	—	2020	258	6,431,940	64,187,474	139,395	6,431,940	64,326,869	70,758,809	(6,440,466)	64,318,343	—
Laguna Clara	Santa Clara, CA	—	1972	222	10,441,994	22,572,843	17,692,369	10,441,994	40,265,212	50,707,206	(20,593,789)	30,113,417	—
Laguna Clara II	Santa Clara, CA	—	(F)	—	3,200,426	21,360,769	—	3,200,426	21,360,769	24,561,195	—	24,561,195	—
Landings at Port Imperial	W. New York, NJ	—	1999	276	27,246,045	37,741,049	17,699,560	27,246,045	55,440,609	82,686,654	(39,896,355)	42,790,299	—
Lane	Seattle, WA	G	2019	217	13,142,946	71,940,276	330,375	13,142,946	72,270,651	85,413,597	(10,315,294)	75,098,303	—
Lex, The	San Jose, CA	—	2017	387	21,817,512	158,778,598	1,334,350	21,817,512	160,112,948	181,930,460	(27,171,976)	154,758,484	—
Liberty Park	Braintree, MA	—	2000	202	5,977,504	26,749,110	8,761,439	5,977,504	35,510,549	41,488,053	(24,345,405)	17,142,648	—
Liberty Tower	Arlington, VA	G	2008	235	16,382,822	83,817,078	7,907,595	16,382,822	91,724,673	108,107,495	(41,539,645)	66,567,850	—
Lincoln Heights	Quincy, MA	—	1991	336	5,928,400	33,595,262	16,724,209	5,928,400	50,319,471	56,247,871	(42,708,830)	13,539,041	—
Lofts at Kendall Square (fka Kendall Square)	Cambridge, MA	—	1998	186	18,696,674	78,445,657	8,134,204	18,696,674	86,579,861	105,276,535	(34,435,985)	70,840,550	—
Lofts at Kendall Square ll (fka 249 Third Street)	Cambridge, MA	G	2019	84	4,603,326	44,187,266	51,779	4,603,326	44,239,045	48,842,371	(5,641,481)	43,200,890	—
Longacre House	New York, NY	G	2000	293	73,170,045	53,962,510	7,138,240	73,170,045	61,100,750	134,270,795	(32,498,890)	101,771,905	—
Longfellow Place	Boston, MA	G	1975	710	38,264,917	132,175,915	102,674,772	38,264,917	234,850,687	273,115,604	(182,527,965)	90,587,639	—
Luna Upper Westside	Atlanta, GA	—	2020	345	14,847,420	108,325,394	286,230	14,847,420	108,611,624	123,459,044	(8,732,860)	114,726,184	—
Madox	Jersey City, NJ	G	2013	131	9,679,635	64,594,205	1,526,495	9,679,635	66,120,700	75,800,335	(12,710,345)	63,089,990	—
Mantena	New York, NY	G	2012	98	22,346,513	61,501,158	1,952,525	22,346,513	63,453,683	85,800,196	(24,407,861)	61,392,335	—
Mara Pacific Beach	San Diego, CA	G	2020	172	25,360,682	87,755,429	402,658	25,360,682	88,158,087	113,518,769	(5,771,661)	107,747,108	—
Marina 41 (fka Marina Del Rey)	Marina Del Rey, CA	—	1973	623	—	168,842,442	11,795,707	—	180,638,149	180,638,149	(72,019,685)	108,618,464	—
Mariposa at Playa Del Rey (fka Playa Del Rey)	Playa Del Rey, CA	—	2004	354	60,900,000	89,311,482	8,681,246	60,900,000	97,992,728	158,892,728	(38,697,798)	120,194,930	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/22
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/22	Encumbrances
Market Street Village	San Diego, CA	—	2006	229	13,740,000	40,757,301	3,086,270	13,740,000	43,843,571	57,583,571	(25,501,351)	32,082,220	—
Marlowe (fka Oakwood Crystal City)	Arlington, VA	—	1987	162	15,400,000	35,474,336	5,248,421	15,400,000	40,722,757	56,122,757	(16,520,673)	39,602,084	—
Milano Lofts	Los Angeles, CA	G	1925/2006	99	8,125,216	27,378,784	4,867,971	8,125,216	32,246,755	40,371,971	(13,222,232)	27,149,739	—
Mill Creek	Milpitas, CA	—	1991	516	12,858,693	57,168,503	19,425,365	12,858,693	76,593,868	89,452,561	(50,263,493)	39,189,068	—
Milo	Denver, CO	—	2020	319	15,957,975	153,331,358	1,032,312	15,957,975	154,363,670	170,321,645	(9,704,486)	160,617,159	—
Mosaic at Metro	Hyattsville, MD	—	2008	260	—	59,580,898	2,012,533	—	61,593,431	61,593,431	(30,003,658)	31,589,773	—
Mountain View Redevelopment	Mountain View, CA	—	(F)	—	—	2,589,543	—	—	2,589,543	2,589,543	—	2,589,543	—
Mozaic at Union Station	Los Angeles, CA	—	2007	272	8,500,000	52,529,446	3,490,903	8,500,000	56,020,349	64,520,349	(31,748,137)	32,772,212	—
Murray Hill Tower (fka Murray Hill)	New York, NY	G	1974	270	75,800,000	102,705,401	14,991,455	75,800,000	117,696,856	193,496,856	(48,050,917)	145,445,939	—
Next on Sixth	Los Angeles, CA	G	2017	398	52,509,906	136,635,650	717,015	52,509,906	137,352,665	189,862,571	(24,161,125)	165,701,446	—
North Pier at Harborside	Jersey City, NJ	—	2003	297	4,000,159	94,290,590	12,335,354	4,000,159	106,625,944	110,626,103	(65,149,768)	45,476,335	—
Northglen	Valencia, CA	—	1988	234	9,360,000	20,778,553	7,684,511	9,360,000	28,463,064	37,823,064	(20,322,900)	17,500,164	—
Northpark	Burlingame, CA	—	1972	510	38,607,000	77,472,217	18,243,943	38,607,000	95,716,160	134,323,160	(51,062,231)	83,260,929	—
Oak Park Combined	Agoura Hills, CA	—	1989 & 1990	444	3,390,700	30,517,274	12,750,164	3,390,700	43,267,438	46,658,138	(38,437,510)	8,220,628	—
Oaks	Santa Clarita, CA	—	2000	520	23,400,000	61,020,438	14,204,778	23,400,000	75,225,216	98,625,216	(46,957,294)	51,667,922	—
Ocean Crest	Solana Beach, CA	—	1986	146	5,111,200	11,910,438	5,469,025	5,111,200	17,379,463	22,490,663	(13,994,857)	8,495,806	—
Odin (fka Tallman)	Seattle, WA	—	2015	301	16,807,519	64,519,515	690,891	16,807,519	65,210,406	82,017,925	(18,952,155)	63,065,770	—
Olivian at the Realm	Lewisville, TX	—	2021	421	14,854,564	109,310,039	154,217	14,854,564	109,464,256	124,318,820	(7,519,616)	116,799,204	—
One Henry Adams	San Francisco, CA	G	2016	241	30,224,393	139,654,146	941,609	30,224,393	140,595,755	170,820,148	(33,716,718)	137,103,430	—
One India Street (fka Oakwood Boston)	Boston, MA	G	1901	94	22,200,000	28,672,979	7,157,116	22,200,000	35,830,095	58,030,095	(14,916,926)	43,113,169	—
Osprey	Atlanta, GA	G	2020	320	18,121,932	116,950,910	172,416	18,121,932	117,123,326	135,245,258	(8,948,571)	126,296,687	—
Pacific Place	Los Angeles, CA	—	2008	430	32,250,000	110,750,000	4,111,677	32,250,000	114,861,677	147,111,677	(42,362,494)	104,749,183	—
Packard Building	Seattle, WA	G	2010	61	5,911,041	19,954,959	1,469,814	5,911,041	21,424,773	27,335,814	(6,446,067)	20,889,747	—
Parc 77	New York, NY	G	1903	137	40,504,000	18,025,679	7,676,398	40,504,000	25,702,077	66,206,077	(16,735,945)	49,470,132	—
Parc Cameron	New York, NY	G	1927	166	37,600,000	9,855,597	8,276,153	37,600,000	18,131,750	55,731,750	(13,345,490)	42,386,260	—
Parc Coliseum	New York, NY	G	1910	177	52,654,000	23,045,751	10,565,103	52,654,000	33,610,854	86,264,854	(22,366,482)	63,898,372	—
Parc East Towers	New York, NY	G	1977	324	102,163,000	108,989,402	14,803,968	102,163,000	123,793,370	225,956,370	(69,894,282)	156,062,088	—
Parc on Powell (fka Parkside at Emeryville)	Emeryville, CA	G	2015	173	16,667,059	65,473,337	1,021,766	16,667,059	66,495,103	83,162,162	(20,020,764)	63,141,398	—
Park Connecticut	Washington, D.C.	—	2000	142	13,700,000	59,087,519	3,885,983	13,700,000	62,973,502	76,673,502	(23,160,708)	53,512,794	—
Park West (CA)	Los Angeles, CA	—	1987/1990	444	3,033,500	27,302,383	14,094,687	3,033,500	41,397,070	44,430,570	(36,021,598)	8,408,972	—
Parkside	Union City, CA	—	1979	208	6,246,700	11,827,453	8,737,771	6,246,700	20,565,224	26,811,924	(16,030,621)	10,781,303	—
Pearl, The (WA)	Seattle, WA	G	2008	80	6,972,585	26,527,415	1,403,758	6,972,585	27,931,173	34,903,758	(8,660,957)	26,242,801	—
Pearl MDR (fka Oakwood Marina Del Rey)	Marina Del Rey, CA	G	1969	597	—	120,795,359	13,477,577	—	134,272,936	134,272,936	(53,218,370)	81,054,566	—
Pegasus	Los Angeles, CA	G	1949/2003	322	18,094,052	81,905,948	10,224,057	18,094,052	92,130,005	110,224,057	(42,331,513)	67,892,544	—
Portofino	Chino Hills, CA	—	1989	176	3,572,400	14,660,994	4,818,688	3,572,400	19,479,682	23,052,082	(16,141,591)	6,910,491	—
Portofino (Val)	Valencia, CA	—	1989	216	8,640,000	21,487,126	6,883,676	8,640,000	28,370,802	37,010,802	(20,895,885)	16,114,917	—
Portside Towers	Jersey City, NJ	G	1992-1997	527	22,487,006	96,842,913	30,111,517	22,487,006	126,954,430	149,441,436	(103,497,789)	45,943,647	—
Potrero 1010	San Francisco, CA	G	2016	453	40,830,011	181,924,463	1,837,147	40,830,011	183,761,610	224,591,621	(48,837,157)	175,754,464	—
Prado (fka Glendale)	Glendale, CA	—	1988	264	—	67,977,313	7,080,681	—	75,057,994	75,057,994	(29,571,046)	45,486,948	—
Prime, The	Arlington, VA	—	2002	281	34,625,000	77,879,740	8,041,396	34,625,000	85,921,136	120,546,136	(41,828,588)	78,717,548	—
Prism at Park Avenue South (fka 400 Park Avenue South)	New York, NY	G	2015	269	76,292,169	171,812,112	403,354	76,292,169	172,215,466	248,507,635	(52,304,125)	196,203,510	—
Promenade at Town Center I & II	Valencia, CA	—	2001	564	28,200,000	69,795,915	16,878,188	28,200,000	86,674,103	114,874,103	(54,285,113)	60,588,990	—
Providence	Bothell, WA	—	2000	200	3,573,621	19,055,505	6,546,316	3,573,621	25,601,821	29,175,442	(15,360,712)	13,814,730	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/22
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/22	Encumbrances
Quarry Hills	Quincy, MA	—	2006	316	26,900,000	84,411,162	5,919,777	26,900,000	90,330,939	117,230,939	(35,205,398)	82,025,541	—
Radiant Fairfax Ridge	Fairfax, VA	—	2016	213	7,352,547	63,018,744	599,521	7,352,547	63,618,265	70,970,812	(6,560,278)	64,410,534	—
Radius Uptown	Denver, CO	—	2017	372	13,644,960	121,899,084	2,496,966	13,644,960	124,396,050	138,041,010	(24,982,459)	113,058,551	—
Redmond Court	Bellevue, WA	—	1977	206	10,300,000	33,488,745	5,065,385	10,300,000	38,554,130	48,854,130	(15,412,602)	33,441,528	—
Regency Palms	Huntington Beach, CA	—	1969	310	1,857,400	16,713,254	9,273,705	1,857,400	25,986,959	27,844,359	(21,987,950)	5,856,409	—
Reserve at Burlington, The	Burlington, MA	—	2019	270	20,250,000	114,476,423	999,016	20,250,000	115,475,439	135,725,439	(10,286,168)	125,439,271	—
Reserve at Clarendon Centre, The	Arlington, VA	G	2003	252	10,500,000	52,812,935	5,641,747	10,500,000	58,454,682	68,954,682	(38,910,541)	30,044,141	—
Reserve at Eisenhower, The	Alexandria, VA	—	2002	226	6,500,000	34,585,059	5,968,046	6,500,000	40,553,105	47,053,105	(26,987,506)	20,065,599	—
Reserve at Empire Lakes	Rancho Cucamonga, CA	—	2005	467	16,345,000	73,080,670	10,689,811	16,345,000	83,770,481	100,115,481	(47,908,127)	52,207,354	—
Reserve at Fairfax Corner	Fairfax, VA	—	2001	652	15,804,057	63,129,050	14,579,441	15,804,057	77,708,491	93,512,548	(53,894,121)	39,618,427	—
Reserve at Mountain View (fka Mountain View)	Mountain View, CA	—	1965	180	27,000,000	33,029,605	9,378,941	27,000,000	42,408,546	69,408,546	(18,449,986)	50,958,560	—
Reserve at Potomac Yard	Alexandria, VA	—	2002	588	11,918,917	68,862,641	20,648,643	11,918,917	89,511,284	101,430,201	(57,505,652)	43,924,549	—
Reserve at Town Center I-III (WA)	Mill Creek, WA	G	2001, 2009, 2014	584	16,768,705	77,623,664	13,119,148	16,768,705	90,742,812	107,511,517	(46,947,259)	60,564,258	—
Rianna I & II	Seattle, WA	G	2000/2002	156	4,430,000	29,298,096	3,312,507	4,430,000	32,610,603	37,040,603	(15,749,206)	21,291,397	—
Ridgewood Village I&II	San Diego, CA	—	1997	408	11,809,500	34,004,048	7,923,377	11,809,500	41,927,425	53,736,925	(32,573,463)	21,163,462	—
Riva Terra I (fka Redwood Shores)	Redwood City, CA	—	1986	304	34,963,355	84,587,658	9,098,327	34,963,355	93,685,985	128,649,340	(38,559,988)	90,089,352	—
Riva Terra II (fka Harborside)	Redwood City, CA	—	1986	149	17,136,645	40,536,531	4,332,667	17,136,645	44,869,198	62,005,843	(17,412,318)	44,593,525	—
Riverpark	Redmond, WA	G	2009	321	14,355,000	80,894,049	6,065,713	14,355,000	86,959,762	101,314,762	(36,678,117)	64,636,645	—
Rivington, The	Hoboken, NJ	—	1999	240	34,340,640	112,112,152	4,792,489	34,340,640	116,904,641	151,245,281	(24,887,916)	126,357,365	—
Rivington II, The	Hoboken, NJ	—	(F)	—	—	850,870	—	—	850,870	850,870	—	850,870	—
Rosecliff II	Quincy, MA	—	2005	130	4,922,840	30,202,160	2,681,231	4,922,840	32,883,391	37,806,231	(14,457,252)	23,348,979	—
Sakura Crossing	Los Angeles, CA	G	2009	230	14,641,990	42,858,010	2,000,425	14,641,990	44,858,435	59,500,425	(20,432,415)	39,068,010	—
Saxton	Seattle, WA	G	2019	325	38,805,400	128,652,023	812,621	38,805,400	129,464,644	168,270,044	(19,446,350)	148,823,694	—
Seventh & James	Seattle, WA	G	1992	96	663,800	5,974,803	4,722,895	663,800	10,697,698	11,361,498	(9,353,898)	2,007,600	—
Sheffield Court	Arlington, VA	—	1986	597	3,342,381	31,337,332	25,857,292	3,342,381	57,194,624	60,537,005	(46,325,259)	14,211,746	—
Siena Terrace	Lake Forest, CA	—	1988	356	8,900,000	24,083,024	9,292,173	8,900,000	33,375,197	42,275,197	(26,789,841)	15,485,356	—
Skycrest	Valencia, CA	—	1999	264	10,560,000	25,574,457	7,087,323	10,560,000	32,661,780	43,221,780	(23,685,443)	19,536,337	—
Skyhouse South	Atlanta, GA	G	2014	320	14,182,277	101,911,177	560,298	14,182,277	102,471,475	116,653,752	(10,186,010)	106,467,742	—
Skylark	Union City, CA	—	1986	174	1,781,600	16,731,916	5,933,120	1,781,600	22,665,036	24,446,636	(18,283,892)	6,162,744	—
Skyview	Rancho Santa Margarita, CA	—	1999	260	3,380,000	21,952,863	7,296,364	3,380,000	29,249,227	32,629,227	(22,568,433)	10,060,794	—
SoMa II	San Francisco, CA	—	(F)	—	29,406,606	5,921,781	—	29,406,606	5,921,781	35,328,387	—	35,328,387	—
Sonterra at Foothill Ranch	Foothill Ranch, CA	—	1997	300	7,503,400	24,048,507	6,847,223	7,503,400	30,895,730	38,399,130	(25,101,574)	13,297,556	—
South City Station (fka South San Francisco)	San Francisco, CA	G	2007	368	68,900,000	79,476,861	8,971,334	68,900,000	88,448,195	157,348,195	(34,002,945)	123,345,250	—
Southwood	Palo Alto, CA	—	1985	100	6,936,600	14,324,069	7,931,945	6,936,600	22,256,014	29,192,614	(16,836,599)	12,356,015	—
Springline	Seattle, WA	G	2016	136	9,163,667	47,910,981	838,294	9,163,667	48,749,275	57,912,942	(11,855,973)	46,056,969	—
Square One	Seattle, WA	—	2014	112	7,222,544	26,277,456	325,303	7,222,544	26,602,759	33,825,303	(8,950,176)	24,875,127	—
STOA	Los Angeles, CA	G	2017	237	25,326,048	79,976,031	588,847	25,326,048	80,564,878	105,890,926	(14,520,667)	91,370,259	—
Summerset Village	Chatsworth, CA	—	1985	280	2,890,450	23,670,889	9,290,561	2,890,450	32,961,450	35,851,900	(28,997,875)	6,854,025	—
Ten23 (fka 500 West 23rd Street)	New York, NY	G	2011	111	—	58,881,873	1,746,694	—	60,628,567	60,628,567	(22,633,385)	37,995,182	—
Terraces, The	San Francisco, CA	G	1975	117	14,087,610	16,314,151	3,018,966	14,087,610	19,333,117	33,420,727	(9,495,519)	23,925,208	—
Theo	Denver, CO	G	2018	275	15,322,049	122,105,822	5,254,700	15,322,049	127,360,522	142,682,571	(8,502,526)	134,180,045	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/22
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/22	Encumbrances
Third Square	Cambridge, MA	G	2008/2009	471	26,767,171	218,822,728	10,776,005	26,767,171	229,598,733	256,365,904	(111,180,199)	145,185,705	—
Three20	Seattle, WA	G	2013	134	7,030,766	29,005,762	1,087,210	7,030,766	30,092,972	37,123,738	(10,939,955)	26,183,783	—
Toscana	Irvine, CA	—	1991/1993	563	39,410,000	50,806,072	27,932,212	39,410,000	78,738,284	118,148,284	(55,741,592)	62,406,692	—
Town Square at Mark Center I&II	Alexandria, VA	—	1996	678	39,928,464	141,208,321	16,912,775	39,928,464	158,121,096	198,049,560	(87,827,875)	110,221,685	—
Troy Boston	Boston, MA	G	2015	378	34,641,051	181,607,331	3,073,444	34,641,051	184,680,775	219,321,826	(39,487,683)	179,834,143	—
Urbana (fka Market Street Landing)	Seattle, WA	G	2014	289	12,542,418	75,800,090	3,686,862	12,542,418	79,486,952	92,029,370	(28,693,210)	63,336,160	—
Uwajimaya Village	Seattle, WA	—	2002	176	8,800,000	22,188,288	7,342,363	8,800,000	29,530,651	38,330,651	(16,380,454)	21,950,197	—
Vantage Hollywood	Los Angeles, CA	—	1987	298	42,580,326	56,014,674	4,125,563	42,580,326	60,140,237	102,720,563	(20,441,762)	82,278,801	—
Veloce	Redmond, WA	G	2009	322	15,322,724	76,176,594	4,461,903	15,322,724	80,638,497	95,961,221	(30,895,677)	65,065,544	—
Venue at the Promenade	Castle Rock, CO	—	2017	312	8,355,048	83,752,689	470,811	8,355,048	84,223,500	92,578,548	(14,700,491)	77,878,057	—
Verde Condominium Homes (fka Mission Verde, LLC)	San Jose, CA	—	1986	108	5,190,700	9,679,109	5,573,142	5,190,700	15,252,251	20,442,951	(12,283,530)	8,159,421	—
Veridian (fka Silver Spring)	Silver Spring, MD	G	2009	457	18,539,817	130,407,365	5,763,254	18,539,817	136,170,619	154,710,436	(62,907,818)	91,802,618	—
Versailles	Woodland Hills, CA	—	1991	253	12,650,000	33,656,292	9,094,333	12,650,000	42,750,625	55,400,625	(29,209,935)	26,190,690	—
Versailles (K-Town)	Los Angeles, CA	—	2008	225	10,590,975	44,409,025	2,593,220	10,590,975	47,002,245	57,593,220	(23,132,781)	34,460,439	—
Victor on Venice	Los Angeles, CA	G	2006	115	10,350,000	35,433,437	4,209,804	10,350,000	39,643,241	49,993,241	(21,183,520)	28,809,721	—
Villa Solana	Laguna Hills, CA	—	1984	272	1,665,100	14,985,677	13,685,294	1,665,100	28,670,971	30,336,071	(25,421,545)	4,914,526	—
Village at Del Mar Heights, The (fka Del Mar Heights)	San Diego, CA	—	1986	168	15,100,000	40,859,396	4,208,000	15,100,000	45,067,396	60,167,396	(18,327,660)	41,839,736	—
Virginia Square	Arlington, VA	G	2002	231	—	85,940,003	6,529,565	—	92,469,568	92,469,568	(36,782,306)	55,687,262	—
Vista 99 (fka Tasman)	San Jose, CA	—	2016	554	27,709,329	177,556,948	2,423,476	27,709,329	179,980,424	207,689,753	(48,405,518)	159,284,235	—
Vista Del Lago	Mission Viejo, CA	—	1986-1988	608	4,525,800	40,736,293	24,220,628	4,525,800	64,956,921	69,482,721	(57,478,601)	12,004,120	—
Walden Park	Cambridge, MA	—	1966	232	12,448,888	52,044,448	5,522,419	12,448,888	57,566,867	70,015,755	(27,224,023)	42,791,732	—
Water Park Towers	Arlington, VA	—	1989	362	34,400,000	108,485,859	14,359,832	34,400,000	122,845,691	157,245,691	(49,167,584)	108,078,107	—
Watertown Square	Watertown, MA	G	2005	134	16,800,000	34,074,056	2,755,801	16,800,000	36,829,857	53,629,857	(14,197,322)	39,432,535	—
Weaver, The	Austin, TX	G	2020	250	25,405,232	69,552,640	80,225	25,405,232	69,632,865	95,038,097	(5,864,080)	89,174,017	—
West 96th	New York, NY	G	1987	209	84,800,000	67,055,501	8,473,061	84,800,000	75,528,562	160,328,562	(31,695,180)	128,633,382	—
West End Apartments (fka Emerson Place/CRP II)	Boston, MA	G	2008	310	469,546	163,123,022	5,993,520	469,546	169,116,542	169,586,088	(84,958,233)	84,627,855	—
Westchester at Rockville	Rockville, MD	—	2009	192	10,600,000	44,135,207	1,692,757	10,600,000	45,827,964	56,427,964	(17,362,650)	39,065,314	—
Westerly	Dallas, TX	G	2021	331	11,958,829	79,169,818	335,530	11,958,829	79,505,348	91,464,177	(7,278,523)	84,185,654	—
Westmont	New York, NY	G	1986	163	64,900,000	61,143,259	7,661,767	64,900,000	68,805,026	133,705,026	(27,260,798)	106,444,228	—
Westside	Los Angeles, CA	—	2004	204	34,200,000	56,962,630	3,948,110	34,200,000	60,910,740	95,110,740	(23,529,443)	71,581,297	—
Westside Barrington (fka Westside Villas III)	Los Angeles, CA	—	1999	36	3,060,000	5,538,871	1,243,160	3,060,000	6,782,031	9,842,031	(5,023,466)	4,818,565	—
Westside Barry (Westside Villas VI)	Los Angeles, CA	—	1989	18	1,530,000	3,023,523	811,372	1,530,000	3,834,895	5,364,895	(2,819,131)	2,545,764	—
Westside Beloit (fka Westside Villas I)	Los Angeles, CA	—	1999	21	1,785,000	3,233,254	836,921	1,785,000	4,070,175	5,855,175	(3,041,406)	2,813,769	—
Westside Bundy (fka Westside Villas II)	Los Angeles, CA	—	1999	23	1,955,000	3,541,435	824,134	1,955,000	4,365,569	6,320,569	(3,237,578)	3,082,991	—
Westside Butler (fka Westside Villas IV)	Los Angeles, CA	—	1999	36	3,060,000	5,539,390	1,347,078	3,060,000	6,886,468	9,946,468	(5,076,540)	4,869,928	—
Westside Villas (fka Westside Villas V &VII)	Los Angeles, CA	—	1999 & 2001	113	9,605,000	19,983,385	3,194,844	9,605,000	23,178,229	32,783,229	(16,789,962)	15,993,267	—
Windridge (CA)	Laguna Niguel, CA	—	1989	344	2,662,900	23,985,497	13,661,399	2,662,900	37,646,896	40,309,796	(33,906,750)	6,403,046	—
Wisconsin Place	Chevy Chase, MD	—	2009	432	—	172,089,355	2,076,371	—	174,165,726	174,165,726	(65,458,283)	108,707,443	—
Woodleaf	Campbell, CA	—	1984	178	8,550,600	16,988,183	7,575,252	8,550,600	24,563,435	33,114,035	(19,366,947)	13,747,088	—
Zephyr on the Park	Redmond, WA	G	2021	193	15,637,106	89,964,029	245,884	15,637,106	90,209,913	105,847,019	(6,844,304)	99,002,715	—
Management Business	Chicago, IL	—	(D)	—	—	—	144,428,737	—	144,428,737	144,428,737	(113,190,150)	31,238,587	—
Operating Partnership	Chicago, IL	—	(F)	—	—	2,867,660	—	—	2,867,660	2,867,660	—	2,867,660	—
Other	N/A	—	—	—	—	—	111,362	—	111,362	111,362	(95,482)	15,880	—
Wholly Owned Unencumbered				67,542	4,740,181,596	17,196,859,828	1,873,288,046	4,740,181,596	19,070,147,874	23,810,329,470	(7,664,733,730)	16,145,595,740	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/22
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/22	Encumbrances
Wholly Owned Encumbered:
1111 Belle Pre (fka The Madison)	Alexandria, VA	G	2014	360	18,937,702	94,758,679	1,301,957	18,937,702	96,060,636	114,998,338	(34,860,500)	80,137,838	86,361,102
2501 Porter	Washington, D.C.	—	1988	202	13,000,000	75,271,179	7,884,211	13,000,000	83,155,390	96,155,390	(34,040,743)	62,114,647	(H)
300 East 39th (fka East 39th)	New York, NY	G	2001	254	48,900,000	96,174,639	7,769,517	48,900,000	103,944,156	152,844,156	(40,193,465)	112,650,691	63,893,638
303 East 83rd (fka Camargue)	New York, NY	G	1976	261	79,400,000	79,122,624	13,844,760	79,400,000	92,967,384	172,367,384	(38,462,652)	133,904,732	(H)
425 Broadway	Santa Monica, CA	G	2001	101	12,600,000	34,394,772	4,097,606	12,600,000	38,492,378	51,092,378	(15,477,611)	35,614,767	(H)
Artisan Square	Northridge, CA	—	2002	140	7,000,000	20,537,359	2,895,523	7,000,000	23,432,882	30,432,882	(15,715,350)	14,717,532	35,644,779
Avanti	Anaheim, CA	—	1987	162	12,960,000	18,497,682	4,388,146	12,960,000	22,885,828	35,845,828	(13,934,940)	21,910,888	28,058,907
Avenir Apartments	Boston, MA	G	2009	241	—	114,321,619	7,751,473	—	122,073,092	122,073,092	(46,061,694)	76,011,398	850,000
City Pointe	Fullerton, CA	G	2004	183	6,863,792	36,476,208	5,576,589	6,863,792	42,052,797	48,916,589	(20,067,743)	28,848,846	39,644,941
Cleveland House	Washington, D.C.	—	1953	214	18,300,000	66,392,414	7,798,160	18,300,000	74,190,574	92,490,574	(28,821,216)	63,669,358	(H)
Elevé	Glendale, CA	G	2013	208	14,080,560	56,419,440	1,584,949	14,080,560	58,004,389	72,084,949	(20,141,393)	51,943,556	38,417,797
Estancia at Santa Clara (fka Santa Clara)	Santa Clara, CA	—	2000	450	—	123,759,804	6,477,555	—	130,237,359	130,237,359	(49,544,280)	80,693,079	(H)
Fairchase	Fairfax, VA	—	2007	392	23,500,000	87,722,321	2,935,251	23,500,000	90,657,572	114,157,572	(33,752,961)	80,404,611	(H)
Flats at DuPont Circle	Washington, D.C.	—	1967	306	35,200,000	108,768,198	4,979,171	35,200,000	113,747,369	148,947,369	(41,675,966)	107,271,403	(H)
Glo	Los Angeles, CA	G	2008	201	16,047,023	48,650,963	4,244,622	16,047,023	52,895,585	68,942,608	(23,712,129)	45,230,479	32,872,538
Heights on Capitol Hill	Seattle, WA	G	2006	104	5,425,000	21,138,028	2,318,311	5,425,000	23,456,339	28,881,339	(13,336,645)	15,544,694	22,598,847
Kelvin Court (fka Alta Pacific)	Irvine, CA	—	2008	132	10,752,145	34,846,856	1,280,833	10,752,145	36,127,689	46,879,834	(18,179,103)	28,700,731	26,266,190
Kenwood Mews	Burbank, CA	—	1991	141	14,100,000	24,662,883	4,497,673	14,100,000	29,160,556	43,260,556	(17,987,698)	25,272,858	37,645,358
La Terrazza at Colma Station	Colma, CA	G	2005	155	—	41,251,044	4,821,270	—	46,072,314	46,072,314	(24,784,283)	21,288,031	25,039,995
Lindley Apartments	Encino, CA	—	2004	129	5,805,000	25,705,000	3,047,415	5,805,000	28,752,415	34,557,415	(13,227,135)	21,330,280	28,056,926
Lofts 590	Arlington, VA	—	2005	212	20,100,000	67,909,023	1,634,837	20,100,000	69,543,860	89,643,860	(25,270,231)	64,373,629	43,047,692
Longview Place	Waltham, MA	—	2004	348	20,880,000	90,255,509	14,729,499	20,880,000	104,985,008	125,865,008	(61,621,009)	64,243,999	84,324,510
Mark on 8th	Seattle, WA	G	2016	174	23,004,387	51,116,647	631,037	23,004,387	51,747,684	74,752,071	(11,613,846)	63,138,225	(H)
Metro on First	Seattle, WA	G	2002	102	8,540,000	12,209,981	4,050,272	8,540,000	16,260,253	24,800,253	(9,137,232)	15,663,021	21,503,008
Moda	Seattle, WA	G	2009	251	12,649,228	36,842,012	2,688,215	12,649,228	39,530,227	52,179,455	(18,867,144)	33,312,311	(I)
Montierra (CA)	San Diego, CA	—	1990	272	8,160,000	29,360,938	11,542,219	8,160,000	40,903,157	49,063,157	(30,150,419)	18,912,738	61,056,297
Notch	Newcastle, WA	—	2020	158	5,463,324	43,490,989	209,022	5,463,324	43,700,011	49,163,335	(5,297,358)	43,865,977	(H)
Old Town Lofts	Redmond, WA	G	2014	149	7,740,467	44,146,181	1,323,622	7,740,467	45,469,803	53,210,270	(14,024,622)	39,185,648	35,588,915
Olympus Towers	Seattle, WA	G	2000	328	14,752,034	73,335,425	14,449,983	14,752,034	87,785,408	102,537,442	(56,949,584)	45,587,858	94,800,450
Park Place at San Mateo (fka San Mateo)	San Mateo, CA	G	2001	575	71,900,000	211,907,141	18,068,811	71,900,000	229,975,952	301,875,952	(89,508,506)	212,367,446	(H)
Red 160 (fka Redmond Way)	Redmond, WA	G	2011	250	15,546,376	65,320,010	3,100,845	15,546,376	68,420,855	83,967,231	(27,642,178)	56,325,053	(H)
Skyhouse Denver	Denver, CO	G	2017	354	13,562,331	126,360,318	1,503,996	13,562,331	127,864,314	141,426,645	(25,694,150)	115,732,495	74,226,664
SoMa Square Apartments (fka South Market)	San Francisco, CA	G	1986	410	79,900,000	177,316,977	21,165,844	79,900,000	198,482,821	278,382,821	(76,177,456)	202,205,365	(H)
Teresina	Chula Vista, CA	—	2000	440	28,600,000	61,916,670	9,132,262	28,600,000	71,048,932	99,648,932	(41,706,770)	57,942,162	37,940,000
Vintage	Ontario, CA	—	2005-2007	300	7,059,230	47,677,762	5,044,823	7,059,230	52,722,585	59,781,815	(28,688,384)	31,093,431	49,162,360
Vintage at 425 Broadway (fka Promenade)	Santa Monica, CA	G	1934/2001	60	9,000,000	13,961,523	2,017,699	9,000,000	15,979,222	24,979,222	(6,698,223)	18,280,999	(H)
West 54th	New York, NY	G	2001	222	60,900,000	48,193,837	5,292,317	60,900,000	53,486,154	114,386,154	(22,720,803)	91,665,351	50,209,568
Portfolio/Entity Encumbrances (1)													799,609,043
Wholly Owned Encumbered				8,941	750,628,599	2,410,192,655	216,080,295	750,628,599	2,626,272,950	3,376,901,549	(1,095,745,422)	2,281,156,127	1,816,819,525

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/22
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/22	Encumbrances
Partially Owned Unencumbered:
2300 Elliott	Seattle, WA	G	1992	92	796,800	7,173,725	8,079,953	796,800	15,253,678	16,050,478	(13,410,704)	2,639,774	—
Bellevue Meadows	Bellevue, WA	—	1983	180	4,507,100	12,574,814	6,996,090	4,507,100	19,570,904	24,078,004	(15,908,888)	8,169,116	—
Canyon Ridge	San Diego, CA	—	1989	162	4,869,448	11,955,064	4,630,428	4,869,448	16,585,492	21,454,940	(13,766,694)	7,688,246	—
Country Oaks	Agoura Hills, CA	—	1985	256	6,105,000	29,561,865	8,216,848	6,105,000	37,778,713	43,883,713	(26,756,533)	17,127,180	—
Harrison Square (fka Elliot Bay)	Seattle, WA	G	1992	166	7,600,000	35,844,345	6,509,034	7,600,000	42,353,379	49,953,379	(17,983,188)	31,970,191	—
Lantern Cove	Foster City, CA	—	1985	232	6,945,000	23,064,976	9,119,269	6,945,000	32,184,245	39,129,245	(23,642,181)	15,487,064	—
Radius Koreatown	Los Angeles, CA	—	2014/2016	301	32,494,154	84,645,203	871,171	32,494,154	85,516,374	118,010,528	(22,022,979)	95,987,549	—
Rosecliff	Quincy, MA	—	1990	156	5,460,000	15,721,570	5,467,734	5,460,000	21,189,304	26,649,304	(16,448,847)	10,200,457	—
Schooner Bay I	Foster City, CA	—	1985	168	5,345,000	20,390,618	8,671,731	5,345,000	29,062,349	34,407,349	(20,233,539)	14,173,810	—
Schooner Bay II	Foster City, CA	—	1985	144	4,550,000	18,064,764	7,729,384	4,550,000	25,794,148	30,344,148	(17,946,115)	12,398,033	—
St Johns West	Austin, TX	—	2020	297	10,097,109	47,928,229	162,483	10,097,109	48,090,712	58,187,821	(6,385,716)	51,802,105	—
Venn at Main	Bellevue, WA	G	2016	350	26,626,497	151,520,448	1,204,708	26,626,497	152,725,156	179,351,653	(32,823,149)	146,528,504	—
Virgil Square	Los Angeles, CA	—	1979	142	5,500,000	15,216,613	4,271,846	5,500,000	19,488,459	24,988,459	(12,300,149)	12,688,310	—
Partially Owned Unencumbered				2,646	120,896,108	473,662,234	71,930,679	120,896,108	545,592,913	666,489,021	(239,628,682)	426,860,339	—

Partially Owned Encumbered:
Aero Apartments	Alameda, CA	G	2021	200	13,107,242	100,503,088	82,614	13,107,242	100,585,702	113,692,944	(6,598,126)	107,094,818	64,664,406
Canyon Creek (CA)	San Ramon, CA	—	1984	268	5,425,000	18,812,120	8,724,976	5,425,000	27,537,096	32,962,096	(21,143,889)	11,818,207	28,240,084
Reverb (fka 9th and W)	Washington, D.C.	G	(F)	—	—	88,378,413	—	—	88,378,413	88,378,413	—	88,378,413	43,714,070
Partially Owned Encumbered				468	18,532,242	207,693,621	8,807,590	18,532,242	216,501,211	235,033,453	(27,742,015)	207,291,438	136,618,560

Total Consolidated Investment in Real Estate				79,597	$5,630,238,545	$20,288,408,338	$2,170,106,610	$5,630,238,545	$22,458,514,948	$28,088,753,493	$(9,027,849,849)	$19,060,903,644	$1,953,438,085

(1)
See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2022

NOTES:

(A)
The balance of furniture & fixtures included in the total investment in real estate amount was $2,352,049,700 as of December 31, 2022.
(B)
The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2022 was approximately $12.9 billion (unaudited).
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