Form 10-Q
period 2023-03-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2023-04-28
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on April 21, 2023 was 378,904,669.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2023 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of March 31, 2023 owned an approximate 96.8% ownership interest in, ERPOP. The remaining 3.2% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Land	$5,559,883	$5,580,878
Depreciable property	22,343,556	22,334,369
Projects under development	132,341	112,940
Land held for development	60,665	60,567
Investment in real estate	28,096,445	28,088,754
Accumulated depreciation	(9,207,194)	(9,027,850)
Investment in real estate, net	18,889,251	19,060,904
Investments in unconsolidated entities	292,279	279,024
Cash and cash equivalents	133,460	53,869
Restricted deposits	85,625	83,303
Right-of-use assets	466,911	462,956
Other assets	235,000	278,206
Total assets	$20,102,526	$20,218,262

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,968,243	$1,953,438
Notes, net	5,343,851	5,342,329
Line of credit and commercial paper	—	129,955
Accounts payable and accrued expenses	144,660	96,028
Accrued interest payable	49,776	66,310
Lease liabilities	314,854	308,748
Other liabilities	283,418	306,941
Security deposits	68,728	68,940
Distributions payable	258,992	244,621
Total liabilities	8,432,522	8,517,310

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	323,551	318,273
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of March 31, 2023 and December 31, 2022	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 378,898,221 shares issued and outstanding as of March 31, 2023 and 378,429,708 shares issued and outstanding as of December 31, 2022	3,789	3,784
Paid in capital	9,488,320	9,476,085
Retained earnings	1,619,131	1,658,837
Accumulated other comprehensive income (loss)	(11,232)	(2,547)
Total shareholders’ equity	11,137,288	11,173,439
Noncontrolling Interests:
Operating Partnership	211,718	209,961
Partially Owned Properties	(2,553)	(721)
Total Noncontrolling Interests	209,165	209,240
Total equity	11,346,453	11,382,679
Total liabilities and equity	$20,102,526	$20,218,262

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2023	2022
REVENUES
Rental income	$705,088	$653,348

EXPENSES
Property and maintenance	137,579	124,874
Real estate taxes and insurance	106,669	100,688
Property management	31,466	30,747
General and administrative	16,165	17,238
Depreciation	215,830	229,961
Total expenses	507,709	503,508

Net gain (loss) on sales of real estate properties	100,209	(102)

Operating income	297,588	149,738

Interest and other income	1,538	3,528
Other expenses	(8,995)	(3,056)
Interest:
Expense incurred, net	(66,401)	(72,792)
Amortization of deferred financing costs	(1,979)	(2,077)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	221,751	75,341
Income and other tax (expense) benefit	(298)	(282)
Income (loss) from investments in unconsolidated entities	(1,382)	(1,261)
Net income	220,071	73,798
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(7,059)	(2,394)
Partially Owned Properties	(977)	(639)
Net income attributable to controlling interests	212,035	70,765
Preferred distributions	(772)	(772)
Net income available to Common Shares	$211,263	$69,993

Earnings per share – basic:
Net income available to Common Shares	$0.56	$0.19
Weighted average Common Shares outstanding	378,341	375,509

Earnings per share – diluted:
Net income available to Common Shares	$0.56	$0.19
Weighted average Common Shares outstanding	390,664	389,628

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2023	2022
Comprehensive income:
Net income	$220,071	$73,798
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(9,780)	—
Losses reclassified into earnings from other comprehensive income	1,095	2,425
Other comprehensive income (loss)	(8,685)	2,425
Comprehensive income	211,386	76,223
Comprehensive (income) attributable to Noncontrolling Interests	(7,755)	(3,113)
Comprehensive income attributable to controlling interests	$203,631	$73,110

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$220,071	$73,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	215,830	229,961
Amortization of deferred financing costs	1,979	2,077
Amortization of discounts and premiums on debt	868	1,358
Amortization of deferred settlements on derivative instruments	1,092	2,422
Amortization of right-of-use assets	3,150	3,046
Write-off of pursuit costs	1,332	1,463
(Income) loss from investments in unconsolidated entities	1,382	1,261
Distributions from unconsolidated entities – return on capital	151	79
Net (gain) loss on sales of real estate properties	(100,209)	102
Realized (gain) loss on sale of investment securities	87	(2,066)
Compensation paid with Company Common Shares	9,044	9,203
Changes in assets and liabilities:
(Increase) decrease in other assets	26,257	30,174
Increase (decrease) in accounts payable and accrued expenses	45,357	54,553
Increase (decrease) in accrued interest payable	(16,534)	(12,634)
Increase (decrease) in lease liabilities	(334)	(902)
Increase (decrease) in other liabilities	(16,032)	(27,213)
Increase (decrease) in security deposits	(212)	1,374
Net cash provided by operating activities	393,279	368,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	—	(113,046)
Investment in real estate – development/other	(16,786)	(24,255)
Capital expenditures to real estate	(55,392)	(35,285)
Non-real estate capital additions	(600)	(971)
Interest capitalized for real estate and unconsolidated entities under development	(3,393)	(1,017)
Proceeds from disposition of real estate, net	133,916	—
Investments in unconsolidated entities – development/other	(14,480)	(24,897)
Distributions from unconsolidated entities – return of capital	6	9
Purchase of investment securities and other investments	—	(1,009)
Proceeds from sale of investment securities	452	3,434
Net cash provided by (used for) investing activities	43,723	(197,037)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage notes payable, net:
Proceeds	$14,090	$2,689
Scheduled principal repayments	(40)	(1,933)
Line of credit and commercial paper:
Commercial paper proceeds	1,323,145	1,424,086
Commercial paper repayments	(1,453,100)	(1,609,121)
Finance ground lease principal payments	(665)	(140)
Proceeds from Employee Share Purchase Plan (ESPP)	1,452	969
Proceeds from exercise of options	8,112	14,344
Payment of offering costs	—	(114)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	446
Contributions – Noncontrolling Interests – Operating Partnership	—	1
Distributions:
Common Shares	(236,561)	(226,639)
Preferred Shares	(1,544)	(772)
Noncontrolling Interests – Operating Partnership	(7,380)	(7,535)
Noncontrolling Interests – Partially Owned Properties	(2,598)	(15,836)
Net cash provided by (used for) financing activities	(355,089)	(419,555)
Net increase (decrease) in cash and cash equivalents and restricted deposits	81,913	(248,536)
Cash and cash equivalents and restricted deposits, beginning of period	137,172	360,236
Cash and cash equivalents and restricted deposits, end of period	$219,085	$111,700

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$133,460	$41,140
Restricted deposits	85,625	70,560
Total cash and cash equivalents and restricted deposits, end of period	$219,085	$111,700

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2023	2022
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$79,693	$81,391
Net cash paid (received) for income and other taxes	$348	$350
Amortization of deferred financing costs:
Investment in real estate, net	$(127)	$(127)
Other assets	$697	$585
Mortgage notes payable, net	$449	$557
Notes, net	$960	$1,062
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$306	$685
Notes, net	$562	$673
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(3)
Accumulated other comprehensive income	$1,095	$2,425
Write-off of pursuit costs:
Investment in real estate, net	$225	$375
Investments in unconsolidated entities	$649	$1,070
Other assets	$458	$18
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,071	$946
Other liabilities	$311	$315
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$7,410	$—
Other liabilities	$2,370	$—
Accumulated other comprehensive income	$(9,780)	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(1,422)	$(307)
Investments in unconsolidated entities	$(1,971)	$(710)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(13,700)	$(24,897)
Other liabilities	$(780)	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(7,105)	$—
Lease liabilities	$7,105	$—
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$539	$859
Other assets	$(539)	$(859)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2023	2022
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280
Balance, end of period	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,784	$3,755
Conversion of OP Units into Common Shares	2	—
Exercise of share options	2	3
Share-based employee compensation expense:
Restricted shares	1	2
Balance, end of period	$3,789	$3,760
PAID IN CAPITAL
Balance, beginning of period	$9,476,085	$9,121,122
Common Share Issuance:
Conversion of OP Units into Common Shares	3,671	174
Exercise of share options	8,110	14,341
Employee Share Purchase Plan (ESPP)	1,452	969
Share-based employee compensation expense:
Restricted shares	3,653	3,609
Share options	1,497	876
ESPP discount	260	171
Offering costs	—	(114)
Supplemental Executive Retirement Plan (SERP)	491	(163)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(5,946)	939
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(953)	1,045
Balance, end of period	$9,488,320	$9,142,969
RETAINED EARNINGS
Balance, beginning of period	$1,658,837	$1,827,063
Net income attributable to controlling interests	212,035	70,765
Common Share distributions	(250,969)	(235,351)
Preferred Share distributions	(772)	(772)
Balance, end of period	$1,619,131	$1,661,705
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(2,547)	$(34,272)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(9,780)	—
Losses reclassified into earnings from other comprehensive income	1,095	2,425
Balance, end of period	$(11,232)	$(31,847)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$0.6625	$0.625

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2023	2022
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$209,961	$214,094
Issuance of restricted units to Noncontrolling Interests	—	1
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(3,673)	(174)
Equity compensation associated with Noncontrolling Interests	4,654	7,798
Net income attributable to Noncontrolling Interests	7,059	2,394
Distributions to Noncontrolling Interests	(7,904)	(7,895)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	668	2,278
Adjustment for Noncontrolling Interests ownership in Operating Partnership	953	(1,045)
Balance, end of period	$211,718	$217,451
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(721)	$18,166
Net income attributable to Noncontrolling Interests	977	639
Contributions by Noncontrolling Interests	—	446
Distributions to Noncontrolling Interests	(2,809)	(15,836)
Balance, end of period	$(2,553)	$3,415

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31,	December 31,
	2023	2022
ASSETS
Land	$5,559,883	$5,580,878
Depreciable property	22,343,556	22,334,369
Projects under development	132,341	112,940
Land held for development	60,665	60,567
Investment in real estate	28,096,445	28,088,754
Accumulated depreciation	(9,207,194)	(9,027,850)
Investment in real estate, net	18,889,251	19,060,904
Investments in unconsolidated entities	292,279	279,024
Cash and cash equivalents	133,460	53,869
Restricted deposits	85,625	83,303
Right-of-use assets	466,911	462,956
Other assets	235,000	278,206
Total assets	$20,102,526	$20,218,262

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,968,243	$1,953,438
Notes, net	5,343,851	5,342,329
Line of credit and commercial paper	—	129,955
Accounts payable and accrued expenses	144,660	96,028
Accrued interest payable	49,776	66,310
Lease liabilities	314,854	308,748
Other liabilities	283,418	306,941
Security deposits	68,728	68,940
Distributions payable	258,992	244,621
Total liabilities	8,432,522	8,517,310

Commitments and contingencies

Redeemable Limited Partners	323,551	318,273
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	11,111,240	11,138,706
Limited Partners	211,718	209,961
Accumulated other comprehensive income (loss)	(11,232)	(2,547)
Total partners’ capital	11,349,006	11,383,400
Noncontrolling Interests – Partially Owned Properties	(2,553)	(721)
Total capital	11,346,453	11,382,679
Total liabilities and capital	$20,102,526	$20,218,262

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2023	2022
REVENUES
Rental income	$705,088	$653,348

EXPENSES
Property and maintenance	137,579	124,874
Real estate taxes and insurance	106,669	100,688
Property management	31,466	30,747
General and administrative	16,165	17,238
Depreciation	215,830	229,961
Total expenses	507,709	503,508

Net gain (loss) on sales of real estate properties	100,209	(102)

Operating income	297,588	149,738

Interest and other income	1,538	3,528
Other expenses	(8,995)	(3,056)
Interest:
Expense incurred, net	(66,401)	(72,792)
Amortization of deferred financing costs	(1,979)	(2,077)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	221,751	75,341
Income and other tax (expense) benefit	(298)	(282)
Income (loss) from investments in unconsolidated entities	(1,382)	(1,261)
Net income	220,071	73,798
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(977)	(639)
Net income attributable to controlling interests	$219,094	$73,159
ALLOCATION OF NET INCOME:
Preference Units	$772	$772

General Partner	$211,263	$69,993
Limited Partners	7,059	2,394
Net income available to Units	$218,322	$72,387

Earnings per Unit – basic:
Net income available to Units	$0.56	$0.19
Weighted average Units outstanding	389,851	387,397

Earnings per Unit – diluted:
Net income available to Units	$0.56	$0.19
Weighted average Units outstanding	390,664	389,628

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2023	2022
Comprehensive income:
Net income	$220,071	$73,798
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(9,780)	—
Losses reclassified into earnings from other comprehensive income	1,095	2,425
Other comprehensive income (loss)	(8,685)	2,425
Comprehensive income	211,386	76,223
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(977)	(639)
Comprehensive income attributable to controlling interests	$210,409	$75,584

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$220,071	$73,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	215,830	229,961
Amortization of deferred financing costs	1,979	2,077
Amortization of discounts and premiums on debt	868	1,358
Amortization of deferred settlements on derivative instruments	1,092	2,422
Amortization of right-of-use assets	3,150	3,046
Write-off of pursuit costs	1,332	1,463
(Income) loss from investments in unconsolidated entities	1,382	1,261
Distributions from unconsolidated entities – return on capital	151	79
Net (gain) loss on sales of real estate properties	(100,209)	102
Realized (gain) loss on sale of investment securities	87	(2,066)
Compensation paid with Company Common Shares	9,044	9,203
Changes in assets and liabilities:
(Increase) decrease in other assets	26,257	30,174
Increase (decrease) in accounts payable and accrued expenses	45,357	54,553
Increase (decrease) in accrued interest payable	(16,534)	(12,634)
Increase (decrease) in lease liabilities	(334)	(902)
Increase (decrease) in other liabilities	(16,032)	(27,213)
Increase (decrease) in security deposits	(212)	1,374
Net cash provided by operating activities	393,279	368,056
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	—	(113,046)
Investment in real estate – development/other	(16,786)	(24,255)
Capital expenditures to real estate	(55,392)	(35,285)
Non-real estate capital additions	(600)	(971)
Interest capitalized for real estate and unconsolidated entities under development	(3,393)	(1,017)
Proceeds from disposition of real estate, net	133,916	—
Investments in unconsolidated entities – development/other	(14,480)	(24,897)
Distributions from unconsolidated entities – return of capital	6	9
Purchase of investment securities and other investments	—	(1,009)
Proceeds from sale of investment securities	452	3,434
Net cash provided by (used for) investing activities	43,723	(197,037)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage notes payable, net:
Proceeds	$14,090	$2,689
Scheduled principal repayments	(40)	(1,933)
Line of credit and commercial paper:
Commercial paper proceeds	1,323,145	1,424,086
Commercial paper repayments	(1,453,100)	(1,609,121)
Finance ground lease principal payments	(665)	(140)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	1,452	969
Proceeds from exercise of EQR options	8,112	14,344
Payment of offering costs	—	(114)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	446
Contributions – Limited Partners	—	1
Distributions:
OP Units – General Partner	(236,561)	(226,639)
Preference Units	(1,544)	(772)
OP Units – Limited Partners	(7,380)	(7,535)
Noncontrolling Interests – Partially Owned Properties	(2,598)	(15,836)
Net cash provided by (used for) financing activities	(355,089)	(419,555)
Net increase (decrease) in cash and cash equivalents and restricted deposits	81,913	(248,536)
Cash and cash equivalents and restricted deposits, beginning of period	137,172	360,236
Cash and cash equivalents and restricted deposits, end of period	$219,085	$111,700

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$133,460	$41,140
Restricted deposits	85,625	70,560
Total cash and cash equivalents and restricted deposits, end of period	$219,085	$111,700

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2023	2022
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$79,693	$81,391
Net cash paid (received) for income and other taxes	$348	$350
Amortization of deferred financing costs:
Investment in real estate, net	$(127)	$(127)
Other assets	$697	$585
Mortgage notes payable, net	$449	$557
Notes, net	$960	$1,062
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$306	$685
Notes, net	$562	$673
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(3)
Accumulated other comprehensive income	$1,095	$2,425
Write-off of pursuit costs:
Investment in real estate, net	$225	$375
Investments in unconsolidated entities	$649	$1,070
Other assets	$458	$18
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,071	$946
Other liabilities	$311	$315
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$7,410	$—
Other liabilities	$2,370	$—
Accumulated other comprehensive income	$(9,780)	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(1,422)	$(307)
Investments in unconsolidated entities	$(1,971)	$(710)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(13,700)	$(24,897)
Other liabilities	$(780)	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(7,105)	$—
Lease liabilities	$7,105	$—
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$539	$859
Other assets	$(539)	$(859)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2023	2022
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280
Balance, end of period	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of period	$11,138,706	$10,951,940
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	3,673	174
Exercise of EQR share options	8,112	14,344
EQR’s Employee Share Purchase Plan (ESPP)	1,452	969
Share-based employee compensation expense:
EQR restricted shares	3,654	3,611
EQR share options	1,497	876
EQR ESPP discount	260	171
Net income available to Units – General Partner	211,263	69,993
OP Units – General Partner distributions	(250,969)	(235,351)
Offering costs	—	(114)
Supplemental Executive Retirement Plan (SERP)	491	(163)
Change in market value of Redeemable Limited Partners	(5,946)	939
Adjustment for Limited Partners ownership in Operating Partnership	(953)	1,045
Balance, end of period	$11,111,240	$10,808,434
LIMITED PARTNERS
Balance, beginning of period	$209,961	$214,094
Issuance of restricted units to Limited Partners	—	1
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(3,673)	(174)
Equity compensation associated with Units – Limited Partners	4,654	7,798
Net income available to Units – Limited Partners	7,059	2,394
Units – Limited Partners distributions	(7,904)	(7,895)
Change in carrying value of Redeemable Limited Partners	668	2,278
Adjustment for Limited Partners ownership in Operating Partnership	953	(1,045)
Balance, end of period	$211,718	$217,451
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(2,547)	$(34,272)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(9,780)	—
Losses reclassified into earnings from other comprehensive income	1,095	2,425
Balance, end of period	$(11,232)	$(31,847)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$0.6625	$0.625

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2023	2022
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(721)	$18,166
Net income attributable to Noncontrolling Interests	977	639
Contributions by Noncontrolling Interests	—	446
Distributions to Noncontrolling Interests	(2,809)	(15,836)
Balance, end of period	$(2,553)	$3,415

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

EQR is the general partner of, and as of March 31, 2023 owned an approximate 96.8% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of March 31, 2023, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 301 properties located in 10 states and the District of Columbia consisting of 79,351 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	286	76,237
Partially Owned Properties – Consolidated	15	3,114
	301	79,351

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The balance sheets at December 31, 2022 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the quarters ended March 31, 2023 and 2022:

	2023	2022
Common Shares
Common Shares outstanding at January 1,	378,429,708	375,527,195
Common Shares Issued:
Conversion of OP Units	144,567	6,756
Exercise of share options	173,249	269,665
Employee Share Purchase Plan (ESPP)	27,393	13,374
Restricted share grants, net	123,304	157,080
Common Shares outstanding at March 31,	378,898,221	375,974,070
Units
Units outstanding at January 1,	12,429,737	12,659,027
Restricted unit grants, net	229,913	220,333
Conversion of OP Units to Common Shares	(144,567)	(6,756)
Units outstanding at March 31,	12,515,083	12,872,604
Total Common Shares and Units outstanding at March 31,	391,413,304	388,846,674
Units Ownership Interest in Operating Partnership	3.2%	3.3%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the quarters ended March 31, 2023 and 2022:

	2023	2022
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	390,859,445	388,186,222
Issued to General Partner:
Exercise of EQR share options	173,249	269,665
EQR’s Employee Share Purchase Plan (ESPP)	27,393	13,374
EQR’s restricted share grants, net	123,304	157,080
Issued to Limited Partners:
Restricted unit grants, net	229,913	220,333
General and Limited Partner Units outstanding at March 31,	391,413,304	388,846,674
Limited Partner Units
Limited Partner Units outstanding at January 1,	12,429,737	12,659,027
Limited Partner restricted unit grants, net	229,913	220,333
Conversion of Limited Partner OP Units to EQR Common Shares	(144,567)	(6,756)
Limited Partner Units outstanding at March 31,	12,515,083	12,872,604
Limited Partner Units Ownership Interest in Operating Partnership	3.2%	3.3%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at March 31, 2023 and December 31, 2022.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above. As of March 31, 2023 and 2022, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $323.6 million and $495.8 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the quarters ended March 31, 2023 and 2022, respectively (amounts in thousands):

	2023	2022
Balance at January 1,	$318,273	$498,977
Change in market value	5,946	(939)
Change in carrying value	(668)	(2,278)
Balance at March 31,	$323,551	$495,760

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of March 31, 2023 and December 31, 2022:

			Amounts in thousands
		Annual
	Call	Dividend Per	March 31,	December 31,
	Date (1)	Share/Unit (2)	2023	2022
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of March 31, 2023 and December 31, 2022	12/10/26	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. The current program matures in May 2025 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of March 31, 2023.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program. No open market repurchases have occurred since 2008. As of March 31, 2023, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Land	$5,559,883	$5,580,878
Depreciable property:
Buildings and improvements	19,444,618	19,471,503
Furniture, fixtures and equipment	2,388,137	2,352,050
In-Place lease intangibles	510,801	510,816
Projects under development:
Land	3,201	3,201
Construction-in-progress	129,140	109,739
Land held for development:
Land	46,160	46,160
Construction-in-progress	14,505	14,407
Investment in real estate	28,096,445	28,088,754
Accumulated depreciation	(9,207,194)	(9,027,850)
Investment in real estate, net	$18,889,251	$19,060,904

During the quarter ended March 31, 2023, the Company disposed of the following to unaffiliated parties (sales price and net gain in thousands):

	Properties	Apartment Units	Sales Price	Net Gain
Rental Properties – Consolidated	7	247	$135,300	$100,209
Total	7	247	$135,300	$100,209

5.
Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any agreements to acquire rental properties or land parcels as of the date of filing.

The Company has entered into an agreement to dispose of the following (sales price and net book value in thousands):

	Properties	Apartment Units	Sales Price	Net Book Value at March 31, 2023
Land Parcels (one)	—	—	$16,000	$15,000
Total	—	—	$16,000	$15,000

The closing of pending transactions is subject to certain conditions and restrictions; therefore, there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above. See Note 14 for discussion of the properties acquired or disposed of, if any, subsequent to March 31, 2023.

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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of March 31, 2023:

	Operating Properties		Project Under Development (1)
	Properties	Apartment Units	Project	Apartment Units
Consolidated Joint Ventures (VIE)	15	3,114	1	312

(1)
The land under this project is subject to a long-term ground lease.

The following table provides consolidated assets and liabilities related to the VIEs discussed above as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Consolidated Assets	$685,218	$691,880
Consolidated Liabilities	$169,122	$158,932

Certain consolidated joint ventures in which we have investments obtained mortgage debt to finance a portion of their activities. The following table and information summarizes the variable rate construction mortgage debt that is non-recourse to the Company at March 31, 2023 (aggregate and amounts borrowed under loan commitments in thousands):

	Recently Completed Operating Property	Project Under Development
Number of joint ventures with debt financing	1	1
Aggregate loan commitments	$67,589	$73,344
Amounts borrowed under loan commitments (1)	$64,735	$59,070
Maturity dates	2023	2025

(1)
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

The following table and information summarizes the Company’s investments in unconsolidated entities as of March 31, 2023 and December 31, 2022 (amounts in thousands except for ownership percentage):

	March 31, 2023	December 31, 2022	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$36,195	$35,974	Varies
Projects Under Development and Land Held for Development (VIE)	231,735	218,043	62% - 95% (1)
Real Estate Technology Funds/Companies (VIE)	24,594	25,249	Varies
Other	(245)	(242)	Varies
Investments in Unconsolidated Entities	$292,279	$279,024

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of March 31, 2023:

	Real Estate Holdings (1)	Projects Under Development (2), (5)		Projects Held for Development (2), (3)
	Entities	Projects	Apartment Units (4)	Projects	Apartment Units (4)
Unconsolidated Joint Ventures (VIE)	2	6	1,982	3	966
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

7.
Restricted Deposits

The following table presents the Company’s restricted deposits as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Mortgage escrow deposits:
Replacement reserves	$12,960	$12,549
Mortgage principal reserves/sinking funds	27,017	25,304
Mortgage escrow deposits	39,977	37,853
Restricted cash:
Earnest money on pending acquisitions	4,500	4,500
Restricted deposits on real estate investments	226	229
Resident security and utility deposits	38,640	38,432
Other	2,282	2,289
Restricted cash	45,648	45,450
Restricted deposits	$85,625	$83,303

8.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the quarters ended March 31, 2023 and 2022 (amounts in thousands):

	Quarter Ended March 31, 2023			Quarter Ended March 31, 2022
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$634,752	$15,986	$650,738	$587,780	$15,874	$603,654
Utility recoveries (RUBS income) (1)	21,383	207	21,590	19,598	181	19,779
Parking rent	10,882	109	10,991	10,783	98	10,881
Other lease revenue (2)	(7,589)	669	(6,920)	(6,301)	(43)	(6,344)
Total lease revenue	$659,428	$16,971	676,399	$611,860	$16,110	627,970
Parking revenue			10,203			8,808
Other revenue			18,486			16,570
Total other rental income (3)			28,689			25,378
Rental income			$705,088			$653,348

(1)
RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)
Other lease revenue consists of the revenue adjustment related to bad debt and other miscellaneous lease revenue.
(3)
Other rental income is accounted for under the revenue recognition standard.

The following table presents residential and non-residential accounts receivable and straight-line receivable balances for the Company’s properties as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	Residential		Non-Residential
Balance Sheet (Other assets):	March 31, 2023	December 31, 2022	March 31, 2023	December 31, 2022
Resident/tenant accounts receivable balances	$32,781	$35,688	$2,451	$2,820
Allowance for doubtful accounts	(28,861)	(31,405)	(1,500)	(2,152)
Net receivable balances	$3,920	$4,283	$951	$668

Straight-line receivable balances	$5,815	$4,398	$13,680	$13,795

The following table presents residential bad debt for the Company’s properties for the quarters ended March 31, 2023 and 2022 (amounts in thousands):

	Quarter Ended March 31,
Income Statement (Rental income):	2023	2022
Bad debt, net (1)	$10,755	$9,895
% of rental income	1.6%	1.6%

(1)
Bad debt, net benefited from additional resident payments due to governmental rental assistance programs of approximately $1.0 million and $10.0 million for the quarters ended March 31, 2023 and 2022, respectively.

9.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the quarter ended March 31, 2023 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the quarter ended March 31, 2023 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2022	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of March 31, 2023
Fixed Rate Debt:
Secured – Conventional	$1,608,838	$—		$—	$—	$—	$230	$1,609,068
Floating Rate Debt:
Secured – Conventional	108,378	14,090	(2)	—	(40)	—	184	122,612
Secured – Tax Exempt	236,222	—		—	—	306	35	236,563
Floating Rate Debt	344,600	14,090		—	(40)	306	219	359,175
Total	$1,953,438	$14,090		$—	$(40)	$306	$449	$1,968,243

(1)
Represents amortization of deferred financing costs, net of debt financing costs.
(2)
See Note 6 for additional discussion of the variable rate construction mortgage debt.

The following table summarizes certain interest rate and maturity date information as of and for the quarter ended March 31, 2023:

March 31, 2023
Interest Rate Ranges	0.10% - 7.58%
Weighted Average Interest Rate	3.82%
Maturity Date Ranges	2023-2061

As of March 31, 2023, the Company had $250.0 million of secured debt (primarily tax-exempt bonds) subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the quarter ended March 31, 2023 (amounts in thousands):

	Notes, net as of December 31, 2022	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of March 31, 2023
Fixed Rate Debt:
Unsecured – Public	$5,342,329	$—	$—	$562	$960	$5,343,851

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the quarter ended March 31, 2023:

March 31, 2023
Interest Rate Ranges	1.85% - 7.57%
Weighted Average Interest Rate	3.56%
Maturity Date Ranges	2025-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for the quarter ended March 31, 2023.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing on October 26, 2027. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.725%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating. The Company did not borrow any amounts under its revolving credit facility during the quarter ended March 31, 2023.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.0 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The following table summarizes certain weighted average interest rate and amount outstanding information for the commercial paper program as of and for the quarter ended March 31, 2023:

March 31, 2023
Weighted Average Interest Rate (1)	4.70%
Weighted Average Amount Outstanding	$109.0 million

(1)
The notes bear interest at various floating rates.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of March 31, 2023 (amounts in thousands):

March 31, 2023
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	—
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,484)
Unsecured revolving credit facility availability	$2,496,516

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at March 31, 2023 and December 31, 2022, respectively (amounts in thousands):

	March 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,968,243	$1,845,907	$1,953,438	$1,803,525
Unsecured debt, net	5,343,851	4,855,336	5,472,284	4,874,490
Total debt, net	$7,312,094	$6,701,243	$7,425,722	$6,678,015

The following table summarizes the Company’s consolidated derivative instruments at March 31, 2023 (dollar amounts are in thousands):

Forward Starting Swaps (1)
Current Notional Balance	$450,000
Lowest Interest Rate	2.4470%
Highest Interest Rate	3.6995%
Maturity Date	2033

(1)
Forward Starting Swaps – Designed to partially fix interest rates in advance of planned future debt issuances. These swaps have mandatory counterparty terminations in 2024 and are targeted for certain 2023 debt issuances.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at March 31, 2023 and December 31, 2022, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	3/31/2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$14,455	$—	$14,455	$—
Supplemental Executive Retirement Plan	Other Assets	124,872	124,872	—	—
Total		$139,327	$124,872	$14,455	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$3,580	$—	$3,580	$—
Supplemental Executive Retirement Plan	Other Liabilities	124,872	124,872	—	—
Total		$128,452	$124,872	$3,580	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$323,551	$—	$323,551	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$21,864	$—	$21,864	$—
Supplemental Executive Retirement Plan	Other Assets	133,245	133,245	—	—
Total		$155,109	$133,245	$21,864	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$1,210	$—	$1,210	$—
Supplemental Executive Retirement Plan	Other Liabilities	133,245	133,245	—	—
Total		$134,455	$133,245	$1,210	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$318,273	$—	$318,273	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2023 and 2022, respectively (amounts in thousands):

March 31, 2023 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(9,780)	Interest expense	$(1,095)
Total	$(9,780)		$(1,095)

March 31, 2022 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(2,425)
Total	$—		$(2,425)

As of March 31, 2023 and December 31, 2022, there were approximately $11.2 million and $2.5 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and unsettled derivative instruments, of which an estimated $3.9 million may be recognized as additional interest expense during the twelve months ending March 31, 2024.

11.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2023	2022
Numerator for net income per share – basic:
Net income	$220,071	$73,798
Allocation to Noncontrolling Interests – Operating Partnership	(7,059)	(2,394)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(977)	(639)
Preferred distributions	(772)	(772)
Numerator for net income per share – basic	$211,263	$69,993
Numerator for net income per share – diluted:
Net income	$220,071	$73,798
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(977)	(639)
Preferred distributions	(772)	(772)
Numerator for net income per share – diluted	$218,322	$72,387
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	378,341	375,509
Effect of dilutive securities:
OP Units	11,510	11,888
Long-term compensation shares/units	813	2,090
ATM forward sales	—	141
Denominator for net income per share – diluted	390,664	389,628
Net income per share – basic	$0.56	$0.19
Net income per share – diluted	$0.56	$0.19

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Quarter Ended March 31,
	2023	2022
Numerator for net income per Unit – basic and diluted:
Net income	$220,071	$73,798
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(977)	(639)
Allocation to Preference Units	(772)	(772)
Numerator for net income per Unit – basic and diluted	$218,322	$72,387
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	389,851	387,397
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	813	2,090
ATM forward sales	—	141
Denominator for net income per Unit – diluted	390,664	389,628
Net income per Unit – basic	$0.56	$0.19
Net income per Unit – diluted	$0.56	$0.19

12.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of March 31, 2023, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at March 31, 2023 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	2	537	$128,307
Unconsolidated	6	1,982	305,454
Total Projects Under Development	8	2,519	$433,761

(1)
The Company’s share of the $433.8 million in total project costs remaining approximates $128.9 million, with the balance funded by the Company’s joint venture partners (approximately $6.4 million) and/or applicable construction loans (approximately $298.5 million).

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

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. At March 31, 2023, the Company has invested in nine separate such investments with aggregate remaining commitments of approximately $18.7 million.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis. While the Company does maintain a non-residential presence, it accounts for approximately 3.8% of total revenues for the quarter ended March 31, 2023 and is designed as an amenity for our residential residents. The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis. The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2023 and 2022, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the quarters ended March 31, 2023 and 2022, respectively (amounts in thousands):

	Quarter Ended March 31,
	2023	2022
Rental income	$705,088	$653,348
Property and maintenance expense	(137,579)	(124,874)
Real estate taxes and insurance expense	(106,669)	(100,688)
Total operating expenses	(244,248)	(225,562)
Net operating income	$460,840	$427,786

The following tables present NOI from our rental real estate for each segment for the quarters ended March 31, 2023 and 2022, respectively, as well as total assets and capital expenditures at March 31, 2023 (amounts in thousands):

	Quarter Ended March 31, 2023			Quarter Ended March 31, 2022
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$115,681	$37,801	$77,880	$108,969	$34,184	$74,785
Orange County	31,588	7,187	24,401	28,767	6,531	22,236
San Diego	22,441	5,189	17,252	20,940	4,952	15,988
Subtotal - Southern California	169,710	50,177	119,533	158,676	45,667	113,009

San Francisco	107,479	34,005	73,474	100,616	31,673	68,943
Washington, D.C.	107,623	36,268	71,355	100,705	34,211	66,494
New York	118,045	49,771	68,274	99,830	47,875	51,955
Seattle	74,561	20,479	54,082	68,537	19,927	48,610
Boston	70,658	22,636	48,022	64,663	21,059	43,604
Denver	17,597	5,491	12,106	16,232	4,633	11,599
Other Expansion Markets	16,002	7,963	8,039	15,107	6,490	8,617
Total same store	681,675	226,790	454,885	624,366	211,535	412,831

Non-same store/other
Non-same store (2)	20,970	7,409	13,561	15,050	7,752	7,298
Other (3)	2,443	10,049	(7,606)	13,932	6,275	7,657
Total non-same store/other	23,413	17,458	5,955	28,982	14,027	14,955

Totals	$705,088	$244,248	$460,840	$653,348	$225,562	$427,786

(1)
For the quarters ended March 31, 2023 and 2022, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2022, less properties subsequently sold, which represented 76,952 apartment units.
(2)
For the quarters ended March 31, 2023 and 2022, non-same store primarily includes properties acquired after January 1, 2022, plus any properties in lease-up and not stabilized as of January 1, 2022, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended March 31, 2023
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,536,079	$8,189
Orange County	352,643	1,678
San Diego	229,293	4,055
Subtotal - Southern California	3,118,015	13,922

San Francisco	3,046,849	7,954
Washington, D.C.	3,064,106	8,674
New York	3,377,729	5,450
Seattle	2,157,123	5,311
Boston	1,792,839	5,145
Denver	848,783	561
Other Expansion Markets	803,845	1,120
Total same store	18,209,289	48,137

Non-same store/other
Non-same store (2)	1,007,584	7,196
Other (3)	885,653	59
Total non-same store/other	1,893,237	7,255

Totals	$20,102,526	$55,392

(1)
Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2022, less properties subsequently sold, which represented 76,952 apartment units.
(2)
Non-same store primarily includes properties acquired after January 1, 2022, plus any properties in lease-up and not stabilized as of January 1, 2022, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and capital expenditures for properties sold.

14.
Subsequent Events

Subsequent to March 31, 2023, the Company:

•
Acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	2	549	$186,600
Total	2	549	$186,600

•
Acquired a third-party joint venture partner's 10.0% interest in a consolidated operating property for approximately $4.6 million, of which the Company paid $3.7 million in cash and issued $0.9 million of 3.00% Series Q Cumulative Redeemable Preference Units of the Operating Partnership. The Company also repaid $64.7 million of mortgage debt at par prior to maturity in conjunction with the buyout.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

Forward-Looking Statements

Forward-looking statements are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Additional factors that might cause such differences are discussed in Part I of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022, particularly those under Item 1A, Risk Factors. Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements.

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

EQR is the general partner of, and as of March 31, 2023 owned an approximate 96.8% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Business Objectives and Operating and Investing Strategies

The Company’s and the Operating Partnership’s overall business objectives and operating and investing strategies have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

Results of Operations

2023 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the quarter ended March 31, 2023:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Sales Price	Disposition Yield
12/31/2022	308	79,597
Dispositions:
Consolidated Rental Properties	(7)	(247)	$(135,300)	(5.3%)
Configuration Changes	—	1
3/31/2023	301	79,351

Dispositions

•
The consolidated properties disposed of during the quarter ended March 31, 2023 were located in the Los Angeles market and the sales generated an Unlevered IRR of 8.7%.

Developments

•
The Company stabilized one consolidated apartment property during the quarter ended March 31, 2023, located in the San Francisco market, consisting of 200 apartment units totaling approximately $116.4 million of development costs; and
•
The Company spent approximately $29.3 million during the quarter ended March 31, 2023, primarily for consolidated and unconsolidated development projects.

See Notes 4 and 14 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments.

Comparison of the quarter ended March 31, 2023 to the quarter ended March 31, 2022

The following table presents a reconciliation of diluted earnings per share/unit for the quarter ended March 31, 2023 as compared to the same period in 2022:

Quarter Ended March 31
Diluted earnings per share/unit for period ended 2022	$0.19
Property NOI	0.11
Interest expense	0.01
Net gain/loss on property sales	0.26
Depreciation expense	0.03
Other	(0.04)
Diluted earnings per share/unit for period ended 2023	$0.56

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results (amounts in thousands):

	Quarter Ended March 31,
	2023	2022	$ Change	% Change
Operating income	$297,588	$149,738	$147,850	98.7%
Adjustments:
Property management	31,466	30,747	719	2.3%
General and administrative	16,165	17,238	(1,073)	(6.2)%
Depreciation	215,830	229,961	(14,131)	(6.1)%
Net (gain) loss on sales of real estate properties	(100,209)	102	(100,311)	N/A
Total NOI	$460,840	$427,786	$33,054	7.7%
Rental income:
Same store	$681,675	$624,366	$57,309	9.2%
Non-same store/other	23,413	28,982	(5,569)	(19.2)%
Total rental income	705,088	653,348	51,740	7.9%
Operating expenses:
Same store	226,790	211,535	15,255	7.2%
Non-same store/other	17,458	14,027	3,431	24.5%
Total operating expenses	244,248	225,562	18,686	8.3%
NOI:
Same store	454,885	412,831	42,054	10.2%
Non-same store/other	5,955	14,955	(9,000)	(60.2)%
Total NOI	$460,840	$427,786	$33,054	7.7%

Note: See Note 13 in the Notes to Consolidated Financial Statements for detail by reportable segment/market. Non-same store/other NOI results consist primarily of properties acquired in calendar year 2022, operations from the Company’s development properties and operations prior to disposition from 2022 and 2023 sold properties.

•
The increase in same store rental income is primarily driven by healthy demand and lower than anticipated bad debt, net.
•
The increase in same store operating expenses is due primarily to:
•
Utilities – A $4.3 million increase primarily from gas and electric driven by higher commodity prices;
•
Repairs and maintenance – A $4.4 million increase primarily driven by greater outsourcing due in part to higher internal staffing utilization to address issues from the recent California rain storms along with increases in minimum wage on contracted services; and
•
Real estate taxes – A $2.3 million increase due to modest escalation in rates and assessed values.
•
The decrease in non-same store/other NOI is due primarily to a negative impact of lost NOI from 2022 and 2023 dispositions of $5.6 million, a negative impact of $0.6 million in lower NOI from one former master-leased property and two properties that have been removed from same store while undergoing major renovations and a negative impact of $6.0 million from property damage associated with the California rain storms, partially offset by a positive impact of higher NOI from properties acquired during 2021 and 2022 of $1.0 million and higher NOI from development properties in lease-up of $4.9 million.
•
The increase in consolidated total NOI is a result of the Company’s higher NOI from same store properties, largely due to improvement in same store revenues as noted above. Operating expense growth was higher than expected primarily due to repairs and maintenance expenses resulting from the severe California rain storms and increased property-related legal and administrative expenses, leading to 10.2% same store NOI growth for the quarter ended March 31, 2023 as compared to the prior year period.

See the Same Store Results section below for additional discussion of those results.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. These expenses increased approximately $0.7 million or 2.3% during the quarter ended March 31, 2023 as compared to the prior year period. This increase is primarily attributable to increases in payroll-related costs, travel costs, temporary help/contractors costs, employment expenses and legal and professional fees, partially offset by decreases in training/conference costs and third-party management fees.

General and administrative expenses, which include corporate operating expenses, decreased approximately $1.1 million or 6.2% during the quarter ended March 31, 2023 as compared to the prior year period, primarily due to decreases in payroll-related costs, legal and professional fees and training/conference costs.

Depreciation expense, which includes depreciation on non-real estate assets, decreased approximately $14.1 million or 6.1% during the quarter ended March 31, 2023 as compared to the prior year period. This decrease is primarily due to in-place leases for 2021 and 2022 acquisitions being fully depreciated as of December 31, 2022 and lower depreciation from properties sold in 2022 and 2023.

Net gain on sales of real estate properties increased approximately $100.3 million during the quarter ended March 31, 2023 as compared to the prior year period, primarily as a result of the sale of seven consolidated apartment properties in the first quarter of 2023 as compared to no consolidated property sales in the same period in 2022.

Interest and other income decreased approximately $2.0 million or 56.4% during the quarter ended March 31, 2023 as compared to the prior year period. The decrease is primarily due to a gain of $2.1 million on the sale of various investment securities that occurred during 2022 but not during 2023.

Other expenses increased approximately $5.9 million during the quarter ended March 31, 2023 as compared to the prior year period, primarily due to increases in litigation reserves and data transformation project costs that occurred during 2023 but not during 2022.

Interest expense, including amortization of deferred financing costs, decreased approximately $6.5 million or 8.7% during the quarter ended March 31, 2023 as compared to the prior year period. The decrease is primarily due to lower overall debt balances outstanding as compared to the prior year period and higher capitalized interest. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the quarter ended March 31, 2023 was 3.86% as compared to 3.65% for the prior year period. The Company capitalized interest of approximately $3.4 million and $1.0 million during the quarters ended March 31, 2023 and 2022, respectively.

Same Store Results

Properties that the Company owned and were stabilized for all of both of the quarters ended March 31, 2023 and 2022 (the “First Quarter 2023 Same Store Properties”), which represented 76,952 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months. Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

The following table provides comparative total same store results and statistics for the First Quarter 2023 Same Store Properties:

First Quarter 2023 vs. First Quarter 2022

Same Store Results/Statistics Including 76,952 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

First Quarter 2023							First Quarter 2022
	Residential	% Change	Non- Residential	% Change	Total	% Change		Residential	Non- Residential	Total
Revenues	$656,513	9.2%	$25,162	9.2%	$681,675	9.2%	Revenues	$601,323	$23,043	$624,366
Expenses	$220,069	7.2%	$6,721	8.8%	$226,790	7.2%	Expenses	$205,360	$6,175	$211,535
NOI	$436,444	10.2%	$18,441	9.3%	$454,885	10.2%	NOI	$395,963	$16,868	$412,831

Average Rental Rate	$2,968	9.8%					Average Rental Rate	$2,703
Physical Occupancy	95.9%	(0.5%)					Physical Occupancy	96.4%
Turnover	9.0%	0.1%					Turnover	8.9%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

The following table provides results and statistics related to our Residential same store operations for the quarters ended March 31, 2023 and 2022:

First Quarter 2023 vs. First Quarter 2022

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	Q1 2023 % of Actual NOI	Q1 2023 Average Rental Rate	Q1 2023 Weighted Average Physical Occupancy %	Q1 2023 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	14,415	17.7%	$2,775	95.5%	9.9%	7.6%	(1.4%)	1.4%
Orange County	4,028	5.6%	2,717	96.2%	7.3%	10.9%	(0.9%)	1.0%
San Diego	2,706	3.9%	2,899	95.4%	9.5%	8.9%	(1.5%)	0.6%
Subtotal – Southern California	21,149	27.2%	2,780	95.6%	9.3%	8.4%	(1.3%)	1.2%

San Francisco	11,368	16.6%	3,243	95.6%	9.5%	7.5%	(0.8%)	0.1%
Washington, D.C.	14,400	16.0%	2,531	96.6%	7.3%	7.1%	(0.3%)	(1.0%)
New York	8,536	14.2%	4,430	96.8%	7.5%	19.7%	(0.3%)	(0.7%)
Seattle	9,525	11.5%	2,579	95.1%	11.1%	8.0%	0.5%	(0.3%)
Boston	6,700	10.0%	3,341	95.6%	7.9%	9.9%	(0.2%)	0.3%
Denver	2,498	2.7%	2,383	96.3%	11.1%	7.4%	0.3%	0.5%
Other Expansion Markets	2,776	1.8%	1,974	94.6%	11.4%	7.6%	(2.0%)	0.6%

Total	76,952	100.0%	$2,968	95.9%	9.0%	9.8%	(0.5%)	0.1%

Note: The above table reflects Residential same store results only. Residential operations account for approximately 96.2% of total revenues for the quarter ended March 31, 2023.

Despite geopolitical and economic uncertainties, demand to live in our apartment communities remained healthy, which our financial results reflected, as we continued to capture the gap between in-place rent levels and market rent levels. Demand for our apartments continues to support strong Physical Occupancy with pricing that is largely in-line with expectations. Key operating drivers for this performance during 2023 include:

•
Pricing – Pricing (net of Leasing Concessions) has been consistent with expectations, particularly driven by strength in New York. Washington, D.C. has also shown stronger resiliency despite high levels of new supply. Pricing remained positive during the first quarter of 2023, which is slightly better than historical seasonal norms and pre-pandemic levels.
•
Physical Occupancy – Physical Occupancy of 95.9% for the first quarter of 2023 remained strong despite increased move-out activity (see further discussion below), contributing to growth in Same Store Residential Revenues.
•
Percentage of Residents Renewing and Turnover – We continue to see a high Percentage of Residents Renewing in our portfolio, which we believe reflects both the strength of demand and quality of our product. The Percentage of Residents Renewing has been strong at 57.7% for the first quarter of 2023. Turnover remains low at 9.0% for the first quarter of 2023, reflecting a healthy and consistent trend of historically high resident retention.

In addition to these stronger fundamentals, the Company had better than expected payment and move-out activity related to delinquent residents, especially in Los Angeles, during the first quarter of 2023. This improved activity reduced bad debt, net and offset the decline in governmental rental assistance payments received on behalf of our residents in the first quarter of 2023 as compared to the prior year period.

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

Liquidity and Capital Resources

With approximately $2.5 billion in readily available liquidity, a strong balance sheet, limited near-term maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and take advantage of opportunities. See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the quarters ended March 31, 2023 and 2022 (amounts in thousands):

	Quarter Ended March 31,
	2023	2022
Cash flows provided by (used for):
Operating activities	$393,279	$368,056
Investing activities	$43,723	$(197,037)
Financing activities	$(355,089)	$(419,555)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the quarter ended March 31, 2023.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the quarter ended March 31, 2023 as compared to the prior year period, increased by approximately $25.2 million as a direct result of the NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures. For the quarter ended March 31, 2023, key drivers were:

•
Disposed of seven consolidated rental properties, receiving net proceeds of approximately $133.9 million;
•
Invested $16.8 million primarily in development projects;
•
Invested $55.4 million in capital expenditures to real estate; and
•
Invested $14.5 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders/unitholders and other Common Share activity. For the quarter ended March 31, 2023, key drivers were:

•
Obtained $14.1 million in variable rate construction mortgage debt that is non-recourse to the Company;
•
Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $9.6 million; and
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $248.1 million.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of March 31, 2023 and December 31, 2022 (amounts in thousands):

	March 31, 2023	December 31, 2022
Cash and cash equivalents	$133,460	$53,869
Restricted deposits	$85,625	$83,303
Unsecured revolving credit facility availability	$2,496,516	$2,366,537

Credit Facility and Commercial Paper Program

The Company has a $2.5 billion unsecured revolving credit facility maturing October 26, 2027. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate (“SOFR”) plus a spread (currently 0.725%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating. See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of the Company’s credit facility.

The Company may borrow up to a maximum of $1.0 billion under its commercial paper program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of April 21, 2023 (amounts in thousands):

April 21, 2023
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(225,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,484)
Unsecured revolving credit facility availability	$2,271,516

Dividend Policy

The Company declared a dividend/distribution for the first quarter of 2023 of $0.6625 per share/unit, an annualized increase of 6.0% over the amount paid in 2022. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in April 2023 amounted to $258.8 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended March 31, 2023.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $28.1 billion in investment in real estate on the Company’s balance sheet at March 31, 2023, $24.5 billion or 87.1% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise. For additional details, see Item 1A, Risk Factors of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of March 31, 2023 is as follows:

Debt Summary as of March 31, 2023

($ in thousands)

	Debt Balances	% of Total
Secured	$1,968,243	26.9%
Unsecured	5,343,851	73.1%
Total	$7,312,094	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,609,068	22.0%
Unsecured – Public	5,343,851	73.1%
Fixed Rate Debt	6,952,919	95.1%
Floating Rate Debt:
Secured – Conventional	122,612	1.7%
Secured – Tax Exempt	236,563	3.2%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	—	—
Floating Rate Debt	359,175	4.9%
Total	$7,312,094	100.0%

The Company’s long-term financing and capital needs and sources have not changed materially from the information included in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2022.

Critical Accounting Policies and Estimates

The Company’s and the Operating Partnership’s critical accounting policies and estimates have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the quarters ended March 31, 2023 and 2022:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Quarter Ended March 31,
	2023	2022
Net income	$220,071	$73,798
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(977)	(639)
Preferred/preference distributions	(772)	(772)
Net income available to Common Shares and Units / Units	218,322	72,387
Adjustments:
Depreciation	215,830	229,961
Depreciation – Non-real estate additions	(1,156)	(1,052)
Depreciation – Partially Owned Properties	(545)	(893)
Depreciation – Unconsolidated Properties	632	620
Net (gain) loss on sales of unconsolidated entities - operating assets	—	(9)
Net (gain) loss on sales of real estate properties	(100,209)	102
FFO available to Common Shares and Units / Units (1) (3) (4)	332,874	301,116
Adjustments:
Write-off of pursuit costs	1,332	1,463
Non-operating asset (gains) losses	714	(1,642)
Other miscellaneous items	6,292	(371)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$341,212	$300,566

FFO (1) (3)	$333,646	$301,888
Preferred/preference distributions	(772)	(772)
FFO available to Common Shares and Units / Units (1) (3) (4)	$332,874	$301,116

Normalized FFO (2) (3)	$341,984	$301,338
Preferred/preference distributions	(772)	(772)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$341,212	$300,566

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s and the Operating Partnership’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Equity Residential

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2023, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2023, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2023, EQR issued 144,567 Common Shares in exchange for 144,567 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

EQUITY RESIDENTIAL

Date:	April 28, 2023	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 28, 2023	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	April 28, 2023	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 28, 2023	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)