Form 10-Q
period 2023-06-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2023-08-02
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 26, 2023 was 379,032,411.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2023 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of June 30, 2023 owned an approximate 96.8% ownership interest in, ERPOP. The remaining 3.2% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Land	$5,579,211	$5,580,878
Depreciable property	22,697,597	22,334,369
Projects under development	50,916	112,940
Land held for development	61,334	60,567
Investment in real estate	28,389,058	28,088,754
Accumulated depreciation	(9,428,549)	(9,027,850)
Investment in real estate, net	18,960,509	19,060,904
Investments in unconsolidated entities	304,710	279,024
Cash and cash equivalents	35,701	53,869
Restricted deposits	88,941	83,303
Right-of-use assets	463,704	462,956
Other assets	292,164	278,206
Total assets	$20,145,729	$20,218,262

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,913,069	$1,953,438
Notes, net	5,345,373	5,342,329
Line of credit and commercial paper	184,474	129,955
Accounts payable and accrued expenses	118,316	96,028
Accrued interest payable	66,238	66,310
Lease liabilities	313,866	308,748
Other liabilities	294,263	306,941
Security deposits	69,427	68,940
Distributions payable	258,841	244,621
Total liabilities	8,563,867	8,517,310

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	355,319	318,273
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of June 30, 2023 and December 31, 2022	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 379,032,722 shares issued and outstanding as of June 30, 2023 and 378,429,708 shares issued and outstanding as of December 31, 2022	3,790	3,784
Paid in capital	9,472,628	9,476,085
Retained earnings	1,506,460	1,658,837
Accumulated other comprehensive income (loss)	3,708	(2,547)
Total shareholders’ equity	11,023,866	11,173,439
Noncontrolling Interests:
Operating Partnership	207,405	209,961
Partially Owned Properties	(4,728)	(721)
Total Noncontrolling Interests	202,677	209,240
Total equity	11,226,543	11,382,679
Total liabilities and equity	$20,145,729	$20,218,262

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2023	2022	2023	2022
REVENUES
Rental income	$1,422,397	$1,340,378	$717,309	$687,030

EXPENSES
Property and maintenance	262,350	241,229	124,771	116,355
Real estate taxes and insurance	209,749	202,538	103,080	101,850
Property management	62,145	57,306	30,679	26,559
General and administrative	35,041	33,661	18,876	16,423
Depreciation	437,185	453,767	221,355	223,806
Total expenses	1,006,470	988,501	498,761	484,993

Net gain (loss) on sales of real estate properties	100,122	107,795	(87)	107,897

Operating income	516,049	459,672	218,461	309,934

Interest and other income	3,669	4,124	2,131	596
Other expenses	(15,559)	(5,436)	(6,564)	(2,380)
Interest:
Expense incurred, net	(131,991)	(144,681)	(65,590)	(71,889)
Amortization of deferred financing costs	(3,996)	(4,201)	(2,017)	(2,124)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	368,172	309,478	146,421	234,137
Income and other tax (expense) benefit	(634)	(573)	(336)	(291)
Income (loss) from investments in unconsolidated entities	(2,605)	(2,429)	(1,223)	(1,168)
Net income	364,933	306,476	144,862	232,678
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(11,613)	(10,027)	(4,554)	(7,633)
Partially Owned Properties	(2,082)	(1,583)	(1,105)	(944)
Net income attributable to controlling interests	351,238	294,866	139,203	224,101
Preferred distributions	(1,545)	(1,545)	(773)	(773)
Net income available to Common Shares	$349,693	$293,321	$138,430	$223,328

Earnings per share – basic:
Net income available to Common Shares	$0.92	$0.78	$0.37	$0.59
Weighted average Common Shares outstanding	378,492	375,640	378,642	375,769

Earnings per share – diluted:
Net income available to Common Shares	$0.92	$0.78	$0.37	$0.59
Weighted average Common Shares outstanding	391,063	389,463	391,187	389,363

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2023	2022	2023	2022
Comprehensive income:
Net income	$364,933	$306,476	$144,862	$232,678
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	4,054	(1,259)	13,834	(1,259)
Losses reclassified into earnings from other comprehensive income	2,201	4,881	1,106	2,456
Other comprehensive income (loss)	6,255	3,622	14,940	1,197
Comprehensive income	371,188	310,098	159,802	233,875
Comprehensive (income) attributable to Noncontrolling Interests	(13,890)	(11,730)	(6,135)	(8,617)
Comprehensive income attributable to controlling interests	$357,298	$298,368	$153,667	$225,258

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$364,933	$306,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	437,185	453,767
Amortization of deferred financing costs	3,996	4,201
Amortization of discounts and premiums on debt	1,740	2,891
Amortization of deferred settlements on derivative instruments	2,195	4,875
Amortization of right-of-use assets	6,357	6,103
Write-off of pursuit costs	1,993	2,515
(Income) loss from investments in unconsolidated entities	2,605	2,429
Distributions from unconsolidated entities – return on capital	290	164
Net (gain) loss on sales of real estate properties	(100,122)	(107,795)
Realized (gain) loss on sale of investment securities	87	(2,064)
Compensation paid with Company Common Shares	20,845	18,600
Changes in assets and liabilities:
(Increase) decrease in other assets	(13,258)	(2,096)
Increase (decrease) in accounts payable and accrued expenses	25,424	22,615
Increase (decrease) in accrued interest payable	(72)	(473)
Increase (decrease) in lease liabilities	(658)	(817)
Increase (decrease) in other liabilities	(8,047)	(23,985)
Increase (decrease) in security deposits	487	3,468
Net cash provided by operating activities	745,980	690,874
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(186,676)	(113,046)
Investment in real estate – development/other	(46,815)	(55,491)
Capital expenditures to real estate	(135,247)	(83,304)
Non-real estate capital additions	(1,043)	(981)
Interest capitalized for real estate and unconsolidated entities under development	(6,979)	(2,267)
Proceeds from disposition of real estate, net	133,916	255,922
Investments in unconsolidated entities – acquisitions	(989)	—
Investments in unconsolidated entities – development/other	(25,413)	(48,577)
Distributions from unconsolidated entities – return of capital	15	9
Purchase of investment securities and other investments	(2,500)	(1,034)
Proceeds from sale of investment securities	452	3,434
Net cash provided by (used for) investing activities	(271,279)	(45,335)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$—	$(228)
Mortgage notes payable, net:
Proceeds	22,896	14,586
Lump sum payoffs	(64,722)	(260,874)
Scheduled principal repayments	(54)	(2,985)
Line of credit and commercial paper:
Commercial paper proceeds	2,382,619	2,836,037
Commercial paper repayments	(2,328,100)	(2,966,121)
Finance ground lease principal payments	(1,329)	(1,229)
Proceeds from Employee Share Purchase Plan (ESPP)	2,124	2,378
Proceeds from exercise of options	11,358	18,928
Payment of offering costs	—	(487)
Other financing activities, net	(31)	(31)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(3,737)	(32,178)
Contributions – Noncontrolling Interests – Partially Owned Properties	9	603
Contributions – Noncontrolling Interests – Operating Partnership	1	1
Distributions:
Common Shares	(487,483)	(461,605)
Preferred Shares	(2,319)	(1,545)
Noncontrolling Interests – Operating Partnership	(15,233)	(15,142)
Noncontrolling Interests – Partially Owned Properties	(3,230)	(17,232)
Net cash provided by (used for) financing activities	(487,231)	(887,124)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(12,530)	(241,585)
Cash and cash equivalents and restricted deposits, beginning of period	137,172	360,236
Cash and cash equivalents and restricted deposits, end of period	$124,642	$118,651

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$35,701	$45,010
Restricted deposits	88,941	73,641
Total cash and cash equivalents and restricted deposits, end of period	$124,642	$118,651

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$125,518	$136,787
Net cash paid (received) for income and other taxes	$911	$687
Amortization of deferred financing costs:
Investment in real estate, net	$(211)	$(253)
Other assets	$1,392	$1,170
Mortgage notes payable, net	$895	$1,159
Notes, net	$1,920	$2,125
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$616	$1,545
Notes, net	$1,124	$1,346
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(6)
Accumulated other comprehensive income	$2,201	$4,881
Write-off of pursuit costs:
Investment in real estate, net	$316	$761
Investments in unconsolidated entities	$1,111	$1,637
Other assets	$566	$117
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,972	$1,797
Other liabilities	$633	$632
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(3,359)	$—
Other liabilities	$(695)	$1,259
Accumulated other comprehensive income	$4,054	$(1,259)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(2,988)	$(675)
Investments in unconsolidated entities	$(3,991)	$(1,592)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(24,633)	$(47,887)
Other liabilities	$(780)	$(690)
Debt financing costs:
Mortgage notes payable, net	$—	$(228)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(7,105)	$(224)
Lease liabilities	$7,105	$224
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$539	$4,048
Other assets	$(539)	$(4,048)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2023	2022	2023	2022
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,784	$3,755	$3,789	$3,760
Conversion of OP Units into Common Shares	2	—	—	—
Exercise of share options	2	4	—	1
Share-based employee compensation expense:
Restricted shares	2	2	1	—
Balance, end of period	$3,790	$3,761	$3,790	$3,761
PAID IN CAPITAL
Balance, beginning of period	$9,476,085	$9,121,122	$9,488,320	$9,142,969
Common Share Issuance:
Conversion of OP Units into Common Shares	4,657	1,484	986	1,310
Exercise of share options	11,356	18,924	3,246	4,583
Employee Share Purchase Plan (ESPP)	2,124	2,378	672	1,409
Share-based employee compensation expense:
Restricted shares	7,943	7,359	4,290	3,750
Share options	3,125	1,390	1,628	514
ESPP discount	398	420	138	249
Offering costs	—	(487)	—	(373)
Supplemental Executive Retirement Plan (SERP)	148	(269)	(343)	(106)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(900)	(27,355)	(900)	(27,355)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(39,123)	98,140	(33,177)	97,201
Adjustment for Noncontrolling Interests ownership in Operating Partnership	6,815	6,632	7,768	5,587
Balance, end of period	$9,472,628	$9,229,738	$9,472,628	$9,229,738
RETAINED EARNINGS
Balance, beginning of period	$1,658,837	$1,827,063	$1,619,131	$1,661,705
Net income attributable to controlling interests	351,238	294,866	139,203	224,101
Common Share distributions	(502,070)	(470,424)	(251,101)	(235,073)
Preferred Share distributions	(1,545)	(1,545)	(773)	(773)
Balance, end of period	$1,506,460	$1,649,960	$1,506,460	$1,649,960
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(2,547)	$(34,272)	$(11,232)	$(31,847)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	4,054	(1,259)	13,834	(1,259)
Losses reclassified into earnings from other comprehensive income	2,201	4,881	1,106	2,456
Balance, end of period	$3,708	$(30,650)	$3,708	$(30,650)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$1.325	$1.25	$0.6625	$0.625

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2023	2022	2023	2022
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$209,961	$214,094	$211,718	$217,451
Issuance of restricted units to Noncontrolling Interests	1	1	1	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(4,659)	(1,484)	(986)	(1,310)
Equity compensation associated with Noncontrolling Interests	10,867	13,159	6,213	5,361
Net income attributable to Noncontrolling Interests	11,613	10,027	4,554	7,633
Distributions to Noncontrolling Interests	(15,640)	(15,488)	(7,736)	(7,593)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	2,077	2,649	1,409	371
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(6,815)	(6,632)	(7,768)	(5,587)
Balance, end of period	$207,405	$216,326	$207,405	$216,326
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(721)	$18,166	$(2,553)	$3,415
Net income attributable to Noncontrolling Interests	2,082	1,583	1,105	944
Contributions by Noncontrolling Interests	9	603	9	157
Distributions to Noncontrolling Interests	(3,261)	(17,263)	(452)	(1,427)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,837)	(4,823)	(2,837)	(4,823)
Balance, end of period	$(4,728)	$(1,734)	$(4,728)	$(1,734)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30,	December 31,
	2023	2022
ASSETS
Land	$5,579,211	$5,580,878
Depreciable property	22,697,597	22,334,369
Projects under development	50,916	112,940
Land held for development	61,334	60,567
Investment in real estate	28,389,058	28,088,754
Accumulated depreciation	(9,428,549)	(9,027,850)
Investment in real estate, net	18,960,509	19,060,904
Investments in unconsolidated entities	304,710	279,024
Cash and cash equivalents	35,701	53,869
Restricted deposits	88,941	83,303
Right-of-use assets	463,704	462,956
Other assets	292,164	278,206
Total assets	$20,145,729	$20,218,262

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,913,069	$1,953,438
Notes, net	5,345,373	5,342,329
Line of credit and commercial paper	184,474	129,955
Accounts payable and accrued expenses	118,316	96,028
Accrued interest payable	66,238	66,310
Lease liabilities	313,866	308,748
Other liabilities	294,263	306,941
Security deposits	69,427	68,940
Distributions payable	258,841	244,621
Total liabilities	8,563,867	8,517,310

Commitments and contingencies

Redeemable Limited Partners	355,319	318,273
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	10,982,878	11,138,706
Limited Partners	207,405	209,961
Accumulated other comprehensive income (loss)	3,708	(2,547)
Total partners’ capital	11,231,271	11,383,400
Noncontrolling Interests – Partially Owned Properties	(4,728)	(721)
Total capital	11,226,543	11,382,679
Total liabilities and capital	$20,145,729	$20,218,262

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2023	2022	2023	2022
REVENUES
Rental income	$1,422,397	$1,340,378	$717,309	$687,030

EXPENSES
Property and maintenance	262,350	241,229	124,771	116,355
Real estate taxes and insurance	209,749	202,538	103,080	101,850
Property management	62,145	57,306	30,679	26,559
General and administrative	35,041	33,661	18,876	16,423
Depreciation	437,185	453,767	221,355	223,806
Total expenses	1,006,470	988,501	498,761	484,993

Net gain (loss) on sales of real estate properties	100,122	107,795	(87)	107,897

Operating income	516,049	459,672	218,461	309,934

Interest and other income	3,669	4,124	2,131	596
Other expenses	(15,559)	(5,436)	(6,564)	(2,380)
Interest:
Expense incurred, net	(131,991)	(144,681)	(65,590)	(71,889)
Amortization of deferred financing costs	(3,996)	(4,201)	(2,017)	(2,124)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	368,172	309,478	146,421	234,137
Income and other tax (expense) benefit	(634)	(573)	(336)	(291)
Income (loss) from investments in unconsolidated entities	(2,605)	(2,429)	(1,223)	(1,168)
Net income	364,933	306,476	144,862	232,678
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,082)	(1,583)	(1,105)	(944)
Net income attributable to controlling interests	$362,851	$304,893	$143,757	$231,734
ALLOCATION OF NET INCOME:
Preference Units	$1,545	$1,545	$773	$773

General Partner	$349,693	$293,321	$138,430	$223,328
Limited Partners	11,613	10,027	4,554	7,633
Net income available to Units	$361,306	$303,348	$142,984	$230,961

Earnings per Unit – basic:
Net income available to Units	$0.92	$0.78	$0.37	$0.59
Weighted average Units outstanding	389,942	387,531	390,032	387,664

Earnings per Unit – diluted:
Net income available to Units	$0.92	$0.78	$0.37	$0.59
Weighted average Units outstanding	391,063	389,463	391,187	389,363

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2023	2022	2023	2022
Comprehensive income:
Net income	$364,933	$306,476	$144,862	$232,678
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	4,054	(1,259)	13,834	(1,259)
Losses reclassified into earnings from other comprehensive income	2,201	4,881	1,106	2,456
Other comprehensive income (loss)	6,255	3,622	14,940	1,197
Comprehensive income	371,188	310,098	159,802	233,875
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,082)	(1,583)	(1,105)	(944)
Comprehensive income attributable to controlling interests	$369,106	$308,515	$158,697	$232,931

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$364,933	$306,476
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	437,185	453,767
Amortization of deferred financing costs	3,996	4,201
Amortization of discounts and premiums on debt	1,740	2,891
Amortization of deferred settlements on derivative instruments	2,195	4,875
Amortization of right-of-use assets	6,357	6,103
Write-off of pursuit costs	1,993	2,515
(Income) loss from investments in unconsolidated entities	2,605	2,429
Distributions from unconsolidated entities – return on capital	290	164
Net (gain) loss on sales of real estate properties	(100,122)	(107,795)
Realized (gain) loss on sale of investment securities	87	(2,064)
Compensation paid with Company Common Shares	20,845	18,600
Changes in assets and liabilities:
(Increase) decrease in other assets	(13,258)	(2,096)
Increase (decrease) in accounts payable and accrued expenses	25,424	22,615
Increase (decrease) in accrued interest payable	(72)	(473)
Increase (decrease) in lease liabilities	(658)	(817)
Increase (decrease) in other liabilities	(8,047)	(23,985)
Increase (decrease) in security deposits	487	3,468
Net cash provided by operating activities	745,980	690,874
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(186,676)	(113,046)
Investment in real estate – development/other	(46,815)	(55,491)
Capital expenditures to real estate	(135,247)	(83,304)
Non-real estate capital additions	(1,043)	(981)
Interest capitalized for real estate and unconsolidated entities under development	(6,979)	(2,267)
Proceeds from disposition of real estate, net	133,916	255,922
Investments in unconsolidated entities – acquisitions	(989)	—
Investments in unconsolidated entities – development/other	(25,413)	(48,577)
Distributions from unconsolidated entities – return of capital	15	9
Purchase of investment securities and other investments	(2,500)	(1,034)
Proceeds from sale of investment securities	452	3,434
Net cash provided by (used for) investing activities	(271,279)	(45,335)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$—	$(228)
Mortgage notes payable, net:
Proceeds	22,896	14,586
Lump sum payoffs	(64,722)	(260,874)
Scheduled principal repayments	(54)	(2,985)
Line of credit and commercial paper:
Commercial paper proceeds	2,382,619	2,836,037
Commercial paper repayments	(2,328,100)	(2,966,121)
Finance ground lease principal payments	(1,329)	(1,229)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	2,124	2,378
Proceeds from exercise of EQR options	11,358	18,928
Payment of offering costs	—	(487)
Other financing activities, net	(31)	(31)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(3,737)	(32,178)
Contributions – Noncontrolling Interests – Partially Owned Properties	9	603
Contributions – Limited Partners	1	1
Distributions:
OP Units – General Partner	(487,483)	(461,605)
Preference Units	(2,319)	(1,545)
OP Units – Limited Partners	(15,233)	(15,142)
Noncontrolling Interests – Partially Owned Properties	(3,230)	(17,232)
Net cash provided by (used for) financing activities	(487,231)	(887,124)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(12,530)	(241,585)
Cash and cash equivalents and restricted deposits, beginning of period	137,172	360,236
Cash and cash equivalents and restricted deposits, end of period	$124,642	$118,651

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$35,701	$45,010
Restricted deposits	88,941	73,641
Total cash and cash equivalents and restricted deposits, end of period	$124,642	$118,651

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$125,518	$136,787
Net cash paid (received) for income and other taxes	$911	$687
Amortization of deferred financing costs:
Investment in real estate, net	$(211)	$(253)
Other assets	$1,392	$1,170
Mortgage notes payable, net	$895	$1,159
Notes, net	$1,920	$2,125
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$616	$1,545
Notes, net	$1,124	$1,346
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(6)
Accumulated other comprehensive income	$2,201	$4,881
Write-off of pursuit costs:
Investment in real estate, net	$316	$761
Investments in unconsolidated entities	$1,111	$1,637
Other assets	$566	$117
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,972	$1,797
Other liabilities	$633	$632
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(3,359)	$—
Other liabilities	$(695)	$1,259
Accumulated other comprehensive income	$4,054	$(1,259)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(2,988)	$(675)
Investments in unconsolidated entities	$(3,991)	$(1,592)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(24,633)	$(47,887)
Other liabilities	$(780)	$(690)
Debt financing costs:
Mortgage notes payable, net	$—	$(228)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(7,105)	$(224)
Lease liabilities	$7,105	$224
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$539	$4,048
Other assets	$(539)	$(4,048)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2023	2022	2023	2022
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of period	$11,138,706	$10,951,940	$11,111,240	$10,808,434
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	4,659	1,484	986	1,310
Exercise of EQR share options	11,358	18,928	3,246	4,584
EQR’s Employee Share Purchase Plan (ESPP)	2,124	2,378	672	1,409
Share-based employee compensation expense:
EQR restricted shares	7,945	7,361	4,291	3,750
EQR share options	3,125	1,390	1,628	514
EQR ESPP discount	398	420	138	249
Net income available to Units – General Partner	349,693	293,321	138,430	223,328
OP Units – General Partner distributions	(502,070)	(470,424)	(251,101)	(235,073)
Offering costs	—	(487)	—	(373)
Supplemental Executive Retirement Plan (SERP)	148	(269)	(343)	(106)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(900)	(27,355)	(900)	(27,355)
Change in market value of Redeemable Limited Partners	(39,123)	98,140	(33,177)	97,201
Adjustment for Limited Partners ownership in Operating Partnership	6,815	6,632	7,768	5,587
Balance, end of period	$10,982,878	$10,883,459	$10,982,878	$10,883,459
LIMITED PARTNERS
Balance, beginning of period	$209,961	$214,094	$211,718	$217,451
Issuance of restricted units to Limited Partners	1	1	1	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(4,659)	(1,484)	(986)	(1,310)
Equity compensation associated with Units – Limited Partners	10,867	13,159	6,213	5,361
Net income available to Units – Limited Partners	11,613	10,027	4,554	7,633
Units – Limited Partners distributions	(15,640)	(15,488)	(7,736)	(7,593)
Change in carrying value of Redeemable Limited Partners	2,077	2,649	1,409	371
Adjustment for Limited Partners ownership in Operating Partnership	(6,815)	(6,632)	(7,768)	(5,587)
Balance, end of period	$207,405	$216,326	$207,405	$216,326
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(2,547)	$(34,272)	$(11,232)	$(31,847)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	4,054	(1,259)	13,834	(1,259)
Losses reclassified into earnings from other comprehensive income	2,201	4,881	1,106	2,456
Balance, end of period	$3,708	$(30,650)	$3,708	$(30,650)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$1.325	$1.25	$0.6625	$0.625

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2023	2022	2023	2022
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(721)	$18,166	$(2,553)	$3,415
Net income attributable to Noncontrolling Interests	2,082	1,583	1,105	944
Contributions by Noncontrolling Interests	9	603	9	157
Distributions to Noncontrolling Interests	(3,261)	(17,263)	(452)	(1,427)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,837)	(4,823)	(2,837)	(4,823)
Balance, end of period	$(4,728)	$(1,734)	$(4,728)	$(1,734)

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

EQR is the general partner of, and as of June 30, 2023 owned an approximate 96.8% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of June 30, 2023, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 304 properties located in 10 states and the District of Columbia consisting of 80,212 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	289	76,986
Partially Owned Properties – Consolidated	15	3,226
	304	80,212

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the six months ended June 30, 2023 and 2022:

	2023	2022
Common Shares
Common Shares outstanding at January 1,	378,429,708	375,527,195
Common Shares Issued:
Conversion of OP Units	180,629	31,089
Exercise of share options	232,317	348,510
Employee Share Purchase Plan (ESPP)	40,346	35,669
Restricted share grants, net	149,722	175,970
Common Shares outstanding at June 30,	379,032,722	376,118,433
Units
Units outstanding at January 1,	12,429,737	12,659,027
Restricted unit grants, net	166,344	223,242
Conversion of OP Units to Common Shares	(180,629)	(31,089)
Units outstanding at June 30,	12,415,452	12,851,180
Total Common Shares and Units outstanding at June 30,	391,448,174	388,969,613
Units Ownership Interest in Operating Partnership	3.2%	3.3%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the six months ended June 30, 2023 and 2022:

	2023	2022
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	390,859,445	388,186,222
Issued to General Partner:
Exercise of EQR share options	232,317	348,510
EQR’s Employee Share Purchase Plan (ESPP)	40,346	35,669
EQR’s restricted share grants, net	149,722	175,970
Issued to Limited Partners:
Restricted unit grants, net	166,344	223,242
General and Limited Partner Units outstanding at June 30,	391,448,174	388,969,613
Limited Partner Units
Limited Partner Units outstanding at January 1,	12,429,737	12,659,027
Limited Partner restricted unit grants, net	166,344	223,242
Conversion of Limited Partner OP Units to EQR Common Shares	(180,629)	(31,089)
Limited Partner Units outstanding at June 30,	12,415,452	12,851,180
Limited Partner Units Ownership Interest in Operating Partnership	3.2%	3.3%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at June 30, 2023 and December 31, 2022.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2023 and 2022, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $355.3 million and $398.2 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the six months ended June 30, 2023 and 2022, respectively (amounts in thousands):

	2023	2022
Balance at January 1,	$318,273	$498,977
Change in market value	39,123	(98,140)
Change in carrying value	(2,077)	(2,649)
Balance at June 30,	$355,319	$398,188

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of June 30, 2023 and December 31, 2022:

			Amounts in thousands
		Annual
	Call	Dividend Per	June 30,	December 31,
	Date (1)	Share/Unit (2)	2023	2022
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of June 30, 2023 and December 31, 2022	12/10/2026	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. The current program matures in May 2025 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of June 30, 2023.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program. No open market repurchases have occurred since 2008. As of June 30, 2023, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

ERPOP issued $0.9 million of 3.00% Series Q Cumulative Redeemable Preference Units (the "Series Q Preference Units") in the second quarter of 2023 in connection with the buyout of the noncontrolling interest in a consolidated operating property (see Note 6 for additional discussion). The 933,454 Series Q Preference Units have a liquidation value of $1.00 per unit and pay distributions quarterly at the annual rate of $0.03 per unit. The Series Q Preference Units can be redeemed for, at EQR's/ERPOP's option, Common Shares, OP Units and/or cash upon the occurrence of specific events laid out in the agreement. If redeemed for Common Shares or OP Units, the number of shares/units issued is based on the Common Share price. The Series Q Preference Units increased the balance of Noncontrolling Interests - Partially Owned Properties in the consolidated balance sheets.

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Land	$5,579,211	$5,580,878
Depreciable property:
Buildings and improvements	19,702,354	19,471,503
Furniture, fixtures and equipment	2,479,945	2,352,050
In-Place lease intangibles	515,298	510,816
Projects under development:
Land	3,200	3,201
Construction-in-progress	47,716	109,739
Land held for development:
Land	46,160	46,160
Construction-in-progress	15,174	14,407
Investment in real estate	28,389,058	28,088,754
Accumulated depreciation	(9,428,549)	(9,027,850)
Investment in real estate, net	$18,960,509	$19,060,904

During the six months ended June 30, 2023, the Company acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated (1)	2	549	$186,600
Total	2	549	$186,600

(1)
Purchase price includes an allocation of approximately $19.3 million to land and $167.4 million to depreciable property (inclusive of capitalized closing costs).

During the six months ended June 30, 2023, the Company disposed of the following to unaffiliated parties (sales price and net gain in thousands):

	Properties	Apartment Units	Sales Price	Net Gain
Rental Properties – Consolidated	7	247	$135,300	$100,122
Total	7	247	$135,300	$100,122

5.
Commitments to Acquire/Dispose of Real Estate

The Company has entered into an agreement to acquire the following (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	1	290	$93,000
Total	1	290	$93,000

The Company has entered into an agreement to dispose of the following (sales price and net book value in thousands):

	Properties	Apartment Units	Sales Price	Net Book Value at June 30, 2023
Rental Properties - Consolidated	1	166	$60,100	$31,305
Total	1	166	$60,100	$31,305

The closing of pending transactions is subject to certain conditions and restrictions; therefore there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above. See Note 14 for discussion of the properties acquired or disposed of, if any, subsequent to June 30, 2023.

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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of June 30, 2023:

	Operating Properties (1), (2)
	Properties	Apartment Units
Consolidated Joint Ventures (VIE)	15	3,226

(1)
During the second quarter of 2023, the Company acquired its joint venture partner's 10% interest in a 200-unit apartment property for $4.6 million, of which the Company paid $3.7 million in cash and ERPOP issued $0.9 million of 3.00% Series Q Preference Units (see Note 3 for additional discussion). The property is now wholly owned. In connection with the buyout, the carrying amount of the Noncontrolling Interests – Partially Owned Properties totaling $3.7 million was reduced to zero and the remaining $0.9 million was recorded to paid in capital/general partner capital. The Company also repaid $64.7 million of mortgage debt at par prior to maturity in conjunction with the buyout.
(2)
The land parcel under one of the projects is subject to a long-term ground lease.

The following table provides consolidated assets and liabilities related to the Company's VIEs as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Consolidated Assets	$579,832	$691,880
Consolidated Liabilities	$107,228	$158,932

Certain consolidated joint ventures in which we have investments obtained mortgage debt to finance a portion of their activities. The following table and information summarizes the variable rate construction mortgage debt that is non-recourse to the Company at June 30, 2023 (aggregate and amounts borrowed under loan commitments in thousands):

Recently Completed Operating Property
Number of joint ventures with debt financing	1
Aggregate loan commitments	$73,344
Amounts borrowed under loan commitments (1)	$67,876
Maturity dates	2025

(1)
See Note 9 for the proceeds of secured conventional floating rate debt under Mortgage Notes Payable and Note 14 for discussion of the loan repayment subsequent to June 30, 2023.

Investments in Unconsolidated Entities

The Company has various equity interests in certain joint ventures that are unconsolidated and accounted for using the equity method of accounting. Most of these have been deemed to be VIEs and the Company is not the VIEs' primary beneficiary. The remaining have been deemed not to be VIEs and the Company does not have a controlling voting interest.

The following table and information summarizes the Company’s investments in unconsolidated entities as of June 30, 2023 and December 31, 2022 (amounts in thousands except for ownership percentage):

	June 30, 2023	December 31, 2022	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$36,873	$35,974	Varies
Projects Under Development and Land Held for Development (VIE)	242,391	218,043	62% - 95% (1)
Real Estate Technology Funds/Companies (VIE)	25,695	25,249	Varies
Other	(249)	(242)	Varies
Investments in Unconsolidated Entities	$304,710	$279,024

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of June 30, 2023:

	Real Estate Holdings (1)	Projects Under Development (2), (5)		Projects Held for Development (2), (3)
	Entities	Projects	Apartment Units (4)	Projects	Apartment Units (4)
Unconsolidated Joint Ventures (VIE)	2	6	1,982	4	1,334
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

New Development Joint Ventures

The following table provides information on total unconsolidated development joint ventures entered into during the six months ended June 30, 2023 (amounts in thousands except for number of unconsolidated joint ventures and apartment units):

Number of unconsolidated joint ventures (1)	1
Apartment units (2)	368
Investments in unconsolidated entities – acquisitions	$989

(1)
The entities qualify as VIEs, but the Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the VIE’s performance. Therefore, the entities are unconsolidated and recorded using the equity method of accounting. See Note 2 of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022 for additional discussion.
(2)
Represents the intended number of apartment units to be developed.

7.
Restricted Deposits

The following table presents the Company’s restricted deposits as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Mortgage escrow deposits:
Replacement reserves	$13,440	$12,549
Mortgage principal reserves/sinking funds	28,802	25,304
Mortgage escrow deposits	42,242	37,853
Restricted cash:
Earnest money on pending acquisitions	4,000	4,500
Restricted deposits on real estate investments	225	229
Resident security and utility deposits	39,504	38,432
Other	2,970	2,289
Restricted cash	46,699	45,450
Restricted deposits	$88,941	$83,303

8.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the six months ended June 30, 2023 and 2022 (amounts in thousands):

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$1,276,338	$31,973	$1,308,311	$1,194,087	$32,095	$1,226,182
Utility recoveries (RUBS income) (1)	42,786	419	43,205	39,583	369	39,952
Parking rent	21,893	225	22,118	21,706	202	21,908
Other lease revenue (2)	(13,420)	734	(12,686)	(889)	(197)	(1,086)
Total lease revenue	$1,327,597	$33,351	1,360,948	$1,254,487	$32,469	1,286,956
Parking revenue			20,395			18,431
Other revenue			41,054			34,991
Total other rental income (3)			61,449			53,422
Rental income			$1,422,397			$1,340,378

(1)
RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)
Other lease revenue consists of the revenue adjustment related to bad debt and other miscellaneous lease revenue.
(3)
Other rental income is accounted for under the revenue recognition standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the quarters ended June 30, 2023 and 2022 (amounts in thousands):

	Quarter Ended June 30, 2023			Quarter Ended June 30, 2022
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$641,586	$15,987	$657,573	$606,307	$16,221	$622,528
Utility recoveries (RUBS income) (1)	21,403	212	21,615	19,985	188	20,173
Parking rent	11,011	116	11,127	10,923	104	11,027
Other lease revenue (2)	(5,831)	65	(5,766)	5,412	(154)	5,258
Total lease revenue	$668,169	$16,380	684,549	$642,627	$16,359	658,986
Parking revenue			10,192			9,623
Other revenue			22,568			18,421
Total other rental income (3)			32,760			28,044
Rental income			$717,309			$687,030

(1)
RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)
Other lease revenue consists of the revenue adjustment related to bad debt and other miscellaneous lease revenue.
(3)
Other rental income is accounted for under the revenue recognition standard.

The following table presents residential and non-residential accounts receivable and straight-line receivable balances for the Company’s properties as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	Residential		Non-Residential
Balance Sheet (Other assets):	June 30, 2023	December 31, 2022	June 30, 2023	December 31, 2022
Resident/tenant accounts receivable balances	$27,098	$35,688	$2,382	$2,820
Allowance for doubtful accounts	(22,609)	(31,405)	(1,383)	(2,152)
Net receivable balances	$4,489	$4,283	$999	$668

Straight-line receivable balances	$7,072	$4,398	$13,562	$13,795

The following table presents residential bad debt for the Company’s properties for the six months and quarters ended June 30, 2023 and 2022 (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
Income Statement (Rental income):	2023	2022	2023	2022
Bad debt, net (1)	$19,820	$8,147	$9,065	$(1,748)
% of rental income	1.4%	0.6%	1.3%	(0.3%)

(1)
Bad debt, net benefited from additional resident payments due to governmental rental assistance programs of approximately $1.8 million and $25.1 million for the six months ended June 30, 2023 and 2022, respectively, and $0.7 million and $15.0 million for the quarters ended June 30, 2023 and 2022, respectively.

9.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the six months ended June 30, 2023 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the six months ended June 30, 2023 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2022	Proceeds		Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of June 30, 2023
Fixed Rate Debt:
Secured – Conventional	$1,608,838	$—		$—	$—	$—	$460	$1,609,298
Floating Rate Debt:
Secured – Conventional	108,378	22,896	(2)	(64,722)	(54)	—	365	66,863
Secured – Tax Exempt	236,222	—		—	—	616	70	236,908
Floating Rate Debt	344,600	22,896		(64,722)	(54)	616	435	303,771
Total	$1,953,438	$22,896		$(64,722)	$(54)	$616	$895	$1,913,069

(1)
Represents amortization of deferred financing costs, net of debt financing costs.
(2)
See Note 6 for additional discussion of the variable rate construction mortgage debt.

The following table summarizes certain interest rate and maturity date information as of and for the six months ended June 30, 2023:

June 30, 2023
Interest Rate Ranges	0.10% - 7.91%
Weighted Average Interest Rate	3.63%
Maturity Date Ranges	2023-2061

As of June 30, 2023, the Company had $250.0 million of secured tax-exempt bonds subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the six months ended June 30, 2023 (amounts in thousands):

	Notes, net as of December 31, 2022	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of June 30, 2023
Fixed Rate Debt:
Unsecured – Public	$5,342,329	$—	$—	$1,124	$1,920	$5,345,373

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the six months ended June 30, 2023:

June 30, 2023
Interest Rate Ranges	1.85% - 7.57%
Weighted Average Interest Rate	3.54%
Maturity Date Ranges	2025-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for the six months ended June 30, 2023.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing on October 26, 2027. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.725%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating. The Company did not borrow any amounts under its revolving credit facility during the six months ended June 30, 2023.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.0 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The following table summarizes certain weighted average interest rate, maturity and amount outstanding information for the commercial paper program as of and for the six months ended June 30, 2023:

June 30, 2023
Weighted Average Interest Rate (1)	5.12%
Weighted Average Maturity (in days)	26
Weighted Average Amount Outstanding	$164.5 million

(1)
The notes bear interest at various floating rates.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of June 30, 2023 (amounts in thousands):

June 30, 2023
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(185,187)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,484)
Unsecured revolving credit facility availability	$2,311,329

Other

The following table summarizes the Company's total debt extinguishment costs recorded as additional expense for the six months and quarters ended June 30, 2023 and 2022 (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2023	2022	2023	2022
Write-offs of unamortized deferred financing costs	$47	$92	$47	$92
Write-offs of unamortized (premiums)/discounts/OCI	—	377	—	377
Total	$47	$469	$47	$469

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at June 30, 2023 and December 31, 2022, respectively (amounts in thousands):

	June 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,913,069	$1,773,555	$1,953,438	$1,803,525
Unsecured debt, net	5,529,847	4,975,013	5,472,284	4,874,490
Total debt, net	$7,442,916	$6,748,568	$7,425,722	$6,678,015

The following table summarizes the Company’s consolidated derivative instruments at June 30, 2023 (dollar amounts are in thousands):

Forward Starting Swaps (1)
Current Notional Balance	$450,000
Lowest Interest Rate	2.4470%
Highest Interest Rate	3.6995%
Maturity Date	2033

(1)
Forward Starting Swaps – Designed to partially fix interest rates in advance of planned future debt issuances. These swaps have mandatory counterparty terminations in 2024 and are targeted for certain 2023 debt issuances. All of these forward starting swaps settled subsequent to June 30, 2023. See Note 14 for additional discussion.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at June 30, 2023 and December 31, 2022, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	6/30/2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$25,224	$—	$25,224	$—
Supplemental Executive Retirement Plan	Other Assets	130,135	130,135	—	—
Total		$155,359	$130,135	$25,224	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$515	$—	$515	$—
Supplemental Executive Retirement Plan	Other Liabilities	130,135	130,135	—	—
Total		$130,650	$130,135	$515	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$355,319	$—	$355,319	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$21,864	$—	$21,864	$—
Supplemental Executive Retirement Plan	Other Assets	133,245	133,245	—	—
Total		$155,109	$133,245	$21,864	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$1,210	$—	$1,210	$—
Supplemental Executive Retirement Plan	Other Liabilities	133,245	133,245	—	—
Total		$134,455	$133,245	$1,210	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$318,273	$—	$318,273	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2023 and 2022, respectively (amounts in thousands):

June 30, 2023 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$4,054	Interest expense	$(2,201)
Total	$4,054		$(2,201)

June 30, 2022 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(1,259)	Interest expense	$(4,881)
Total	$(1,259)		$(4,881)

As of June 30, 2023 and December 31, 2022, there were approximately $3.7 million in deferred gains, net, and $2.5 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and unsettled derivative instruments, of which an estimated $2.4 million may be recognized as additional interest expense during the twelve months ending June 30, 2024.

11.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2023	2022	2023	2022
Numerator for net income per share – basic:
Net income	$364,933	$306,476	$144,862	$232,678
Allocation to Noncontrolling Interests – Operating Partnership	(11,613)	(10,027)	(4,554)	(7,633)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,082)	(1,583)	(1,105)	(944)
Preferred distributions	(1,545)	(1,545)	(773)	(773)
Numerator for net income per share – basic	$349,693	$293,321	$138,430	$223,328
Numerator for net income per share – diluted:
Net income	$364,933	$306,476	$144,862	$232,678
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,082)	(1,583)	(1,105)	(944)
Preferred distributions	(1,545)	(1,545)	(773)	(773)
Numerator for net income per share – diluted	$361,306	$303,348	$142,984	$230,961
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	378,492	375,640	378,642	375,769
Effect of dilutive securities:
OP Units	11,450	11,891	11,390	11,895
Long-term compensation shares/units	1,121	1,863	1,155	1,698
ATM forward sales	—	69	—	1
Denominator for net income per share – diluted	391,063	389,463	391,187	389,363
Net income per share – basic	$0.92	$0.78	$0.37	$0.59
Net income per share – diluted	$0.92	$0.78	$0.37	$0.59

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2023	2022	2023	2022
Numerator for net income per Unit – basic and diluted:
Net income	$364,933	$306,476	$144,862	$232,678
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,082)	(1,583)	(1,105)	(944)
Allocation to Preference Units	(1,545)	(1,545)	(773)	(773)
Numerator for net income per Unit – basic and diluted	$361,306	$303,348	$142,984	$230,961
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	389,942	387,531	390,032	387,664
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,121	1,863	1,155	1,698
ATM forward sales	—	69	—	1
Denominator for net income per Unit – diluted	391,063	389,463	391,187	389,363
Net income per Unit – basic	$0.92	$0.78	$0.37	$0.59
Net income per Unit – diluted	$0.92	$0.78	$0.37	$0.59

12.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of June 30, 2023, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at June 30, 2023 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	1	225	$101,705
Unconsolidated	6	1,982	243,293
Total Projects Under Development	7	2,207	$344,998

(1)
The Company’s share of the $345.0 million in total project costs remaining approximates $109.7 million, with the balance funded by the Company’s joint venture partners (approximately $2.7 million) and/or applicable construction loans (approximately $232.6 million).

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

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. As of June 30, 2023, the Company has invested in nine separate such investments totaling $36.9 million with aggregate remaining commitments of approximately $16.1 million.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis. While the Company does maintain a non-residential presence, it accounts for approximately 3.8% of total revenues for the six months ended June 30, 2023 and is designed as an amenity for our residential residents. The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis. The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2023 and 2022, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the six months and quarters ended June 30, 2023 and 2022, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2023	2022	2023	2022
Rental income	$1,422,397	$1,340,378	$717,309	$687,030
Property and maintenance expense	(262,350)	(241,229)	(124,771)	(116,355)
Real estate taxes and insurance expense	(209,749)	(202,538)	(103,080)	(101,850)
Total operating expenses	(472,099)	(443,767)	(227,851)	(218,205)
Net operating income	$950,298	$896,611	$489,458	$468,825

The following tables present NOI from our rental real estate for each segment for the six months and quarters ended June 30, 2023 and 2022, respectively, as well as total assets and capital expenditures at June 30, 2023 (amounts in thousands):

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$234,243	$73,597	$160,646	$227,809	$67,243	$160,566
Orange County	63,904	14,372	49,532	60,018	13,013	47,005
San Diego	45,452	10,348	35,104	42,410	9,605	32,805
Subtotal - Southern California	343,599	98,317	245,282	330,237	89,861	240,376

San Francisco	216,121	66,067	150,054	206,019	61,753	144,266
Washington, D.C.	217,282	71,075	146,207	203,973	68,523	135,450
New York	237,830	97,859	139,971	206,162	93,941	112,221
Seattle	149,291	41,726	107,565	140,114	40,195	99,919
Boston	143,127	43,383	99,744	131,779	41,074	90,705
Denver	35,469	10,500	24,969	33,065	9,331	23,734
Other Expansion Markets	32,359	15,324	17,035	30,598	13,008	17,590
Total same store	1,375,078	444,251	930,827	1,281,947	417,686	864,261

Non-same store/other
Non-same store (2)	44,677	17,236	27,441	33,690	15,357	18,333
Other (3)	2,642	10,612	(7,970)	24,741	10,724	14,017
Total non-same store/other	47,319	27,848	19,471	58,431	26,081	32,350

Totals	$1,422,397	$472,099	$950,298	$1,340,378	$443,767	$896,611

(1)
For the six months ended June 30, 2023 and 2022, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2022, less properties subsequently sold, which represented 76,952 apartment units.
(2)
For the six months ended June 30, 2023 and 2022, non-same store primarily includes properties acquired after January 1, 2022, plus any properties in lease-up and not stabilized as of January 1, 2022, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended June 30, 2023			Quarter Ended June 30, 2022
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$118,562	$35,795	$82,767	$118,840	$33,060	$85,780
Orange County	32,316	7,186	25,130	31,252	6,482	24,770
San Diego	24,691	5,747	18,944	23,067	5,220	17,847
Subtotal - Southern California	175,569	48,728	126,841	173,159	44,762	128,397

San Francisco	108,641	32,062	76,579	105,403	30,081	75,322
Washington, D.C.	109,660	34,807	74,853	103,268	34,311	68,957
New York	119,785	48,088	71,697	106,332	46,067	60,265
Seattle	74,729	21,246	53,483	71,577	20,269	51,308
Boston	72,469	20,747	51,722	67,117	20,016	47,101
Denver	17,873	5,010	12,863	16,833	4,697	12,136
Other Expansion Markets	18,718	8,346	10,372	17,685	7,375	10,310
Total same store	697,444	219,034	478,410	661,374	207,578	453,796

Non-same store/other
Non-same store (2)	19,664	7,219	12,445	14,848	6,064	8,784
Other (3)	201	1,598	(1,397)	10,808	4,563	6,245
Total non-same store/other	19,865	8,817	11,048	25,656	10,627	15,029

Totals	$717,309	$227,851	$489,458	$687,030	$218,205	$468,825

(1)
For the quarters ended June 30, 2023 and 2022, same store primarily includes all properties acquired or completed that were stabilized prior to April 1, 2022, less properties subsequently sold, which represented 77,545 apartment units.

(2)
For the quarters ended June 30, 2023 and 2022, non-same store primarily includes properties acquired after April 1, 2022, plus any properties in lease-up and not stabilized as of April 1, 2022, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Six Months Ended June 30, 2023
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,522,130	$23,582
Orange County	349,363	4,230
San Diego	229,569	7,907
Subtotal - Southern California	3,101,062	35,719

San Francisco	3,023,790	19,750
Washington, D.C.	3,039,410	23,142
New York	3,375,622	10,072
Seattle	2,141,765	14,237
Boston	1,773,166	11,998
Denver	840,581	1,773
Other Expansion Markets	796,218	1,805
Total same store	18,091,614	118,496

Non-same store/other
Non-same store (2)	1,321,994	16,682
Other (3)	732,121	69
Total non-same store/other	2,054,115	16,751

Totals	$20,145,729	$135,247

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
14.
Subsequent Events

Subsequent to June 30, 2023, the Company:

•
Repaid $67.9 million of mortgage debt at par prior to maturity;
•
Locked the interest rate on secured notes totaling $530.0 million, which, subject to customary conditions, are anticipated to close in September 2023, at an all-in effective interest rate of approximately 4.7%; and
•
Received approximately $27.1 million to settle nine forward starting swaps in conjunction with the interest rate lock of the $530.0 million of secured notes discussed above.

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

EQR is the general partner of, and as of June 30, 2023 owned an approximate 96.8% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

The Company’s corporate headquarters is located in Chicago, Illinois and the Company also operates regional property management offices in most of its markets.

On May 18, 2023, the Company announced that Samuel Zell, its Founder and Chairman of the Board of Trustees, had passed away earlier that same day. David J. Neithercut, the Company’s former Chief Executive Officer and a member of the Company’s Board of Trustees since 2006, has been appointed as Chairman.

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

Results of Operations

2023 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the six months ended June 30, 2023:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2022	308	79,597
Acquisitions:
Consolidated Rental Properties	1	287	$108,000	5.0%
Consolidated Rental Properties – Not Stabilized (1)	1	262	$78,600	6.6%

			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(7)	(247)	$(135,300)	(5.3%)

Completed Developments – Consolidated	1	312
Configuration Changes	—	1
6/30/2023	304	80,212

(1)
The Company acquired one property in the Atlanta market in the second quarter of 2023 that is in lease-up and is expected to stabilize in its second year of ownership at the Acquisition Cap Rate listed above.

Acquisitions

•
The consolidated properties acquired during the six months ended June 30, 2023 are located in the Atlanta and Denver markets; and
•
During the second quarter of 2023, the Company acquired its joint venture partner's 10% interest in a 200-unit apartment property in Alameda, CA for $4.6 million, of which the Company paid $3.7 million in cash and ERPOP issued $0.9 million of 3.00% Series Q Preference Units. The property is now wholly owned. The Company also repaid $64.7 million of mortgage debt at par prior to maturity in conjunction with the buyout.

Dispositions

•
The consolidated properties disposed of during the six months ended June 30, 2023 were located in the Los Angeles market and the sales generated an Unlevered IRR of 8.7%.

Developments

•
The Company stabilized one consolidated apartment property during the six months ended June 30, 2023, located in the San Francisco market, consisting of 200 apartment units totaling approximately $116.4 million of development costs;
•
The Company completed construction on one consolidated apartment property during the six months ended June 30, 2023, located in the Washington, D.C. market, consisting of 312 apartment units totaling approximately $108.0 million of development costs; and
•
The Company spent approximately $67.6 million during the six months ended June 30, 2023, primarily for consolidated and unconsolidated development projects.

See Notes 4 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments and investments in partially owned entities.

Comparison of the six months and quarter ended June 30, 2023 to the six months and quarter ended June 30, 2022

The following table presents a reconciliation of diluted earnings per share/unit for the six months and quarter ended June 30, 2023 as compared to the same periods in 2022:

	Six Months Ended June 30	Quarter Ended June 30
Diluted earnings per share/unit for period ended 2022	$0.78	$0.59
Property NOI	0.17	0.06
Interest expense	0.03	0.01
Corporate overhead (1)	(0.01)	(0.02)
Net gain/loss on property sales	(0.03)	(0.28)
Depreciation expense	0.05	0.02
Other	(0.07)	(0.01)
Diluted earnings per share/unit for period ended 2023	$0.92	$0.37

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results (amounts in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
Operating income	$516,049	$459,672	$56,377	12.3%
Adjustments:
Property management	62,145	57,306	4,839	8.4%
General and administrative	35,041	33,661	1,380	4.1%
Depreciation	437,185	453,767	(16,582)	(3.7)%
Net (gain) loss on sales of real estate properties	(100,122)	(107,795)	7,673	(7.1)%
Total NOI	$950,298	$896,611	$53,687	6.0%
Rental income:
Same store	$1,375,078	$1,281,947	$93,131	7.3%
Non-same store/other	47,319	58,431	(11,112)	(19.0)%
Total rental income	1,422,397	1,340,378	82,019	6.1%
Operating expenses:
Same store	444,251	417,686	26,565	6.4%
Non-same store/other	27,848	26,081	1,767	6.8%
Total operating expenses	472,099	443,767	28,332	6.4%
NOI:
Same store	930,827	864,261	66,566	7.7%
Non-same store/other	19,471	32,350	(12,879)	(39.8)%
Total NOI	$950,298	$896,611	$53,687	6.0%

Note: See Note 13 in the Notes to Consolidated Financial Statements for detail by reportable segment/market. Non-same store/other NOI results consist primarily of properties acquired in calendar years 2022 and 2023, operations from the Company’s development properties and operations prior to disposition from 2022 and 2023 sold properties.

•
The increase in same store rental income is primarily driven by healthy demand, limited new supply and lower than anticipated bad debt, net.
•
The increase in same store operating expenses is due primarily to:
•
Utilities – A $4.4 million increase primarily driven by higher commodity prices for gas and electric and higher trash expense;
•
Repairs and maintenance – An $8.0 million increase primarily driven by increased outsourcing due to higher internal staffing utilization to address issues from California rain storms during the first quarter of 2023 and wage pressure on contract services;
•
Real estate taxes – A $4.2 million increase due to modest escalation in rates and assessed values; and
•
On-site Payroll – A $4.6 million increase due primarily to a challenging comparable period and elevated employee benefit costs, partially offset by the impact of innovation initiatives.

•
The decrease in non-same store/other NOI is due primarily to a negative impact of lost NOI from 2022 and 2023 dispositions of $11.9 million, a negative impact of $1.6 million in lower NOI from one former master-leased property and two properties that have been removed from same store while undergoing major renovations and a negative impact of $6.8 million from property damage associated with the California rain storms, partially offset by a positive impact of higher NOI from properties acquired during 2021, 2022 and 2023 of $2.7 million and higher NOI from development properties in lease-up of $8.0 million.
•
The increase in consolidated total NOI is a result of the Company’s higher NOI from same store properties, largely due to improvement in same store revenues as noted above.

See the Same Store Results section below for additional discussion of those results.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. These expenses increased approximately $4.8 million or 8.4% and approximately $4.1 million or 15.5% for the six months and quarter ended June 30, 2023, respectively, as compared to the prior year periods. These increases are primarily attributable to increases in payroll-related costs, workforce/contractors costs and legal and professional fees, partially offset by decreases in training/marketing costs and third-party management fees.

General and administrative expenses, which include corporate operating expenses, increased approximately $1.4 million or 4.1% and approximately $2.5 million or 14.9% for the six months and quarter ended June 30, 2023, respectively, as compared to the prior year periods, primarily due to increases in payroll-related costs, partially offset by legal and professional fees and training/marketing costs.

Depreciation expense, which includes depreciation on non-real estate assets, decreased approximately $16.6 million or 3.7% and approximately $2.5 million or 1.1% for the six months and quarter ended June 30, 2023, respectively, as compared to the prior year periods. These decreases are primarily due to in-place leases for 2021 and 2022 acquisitions being fully depreciated as of December 31, 2022 and lower depreciation from properties sold in 2022 and 2023.

Net gain on sales of real estate properties decreased approximately $7.7 million or 7.1% during the six months ended June 30, 2023 as compared to the prior year period, primarily as a result of the sale of seven consolidated apartment properties for a lower gain in 2023 as compared to the sale of one consolidated apartment property in the same period in 2022. Net gain on sales of real estate properties decreased approximately $108.0 million for the quarter ended June 30, 2023 as compared to the prior year period, primarily as a result of no consolidated property sales in the second quarter of 2023 as compared to the sale of one consolidated apartment property in the same period in 2022.

Other expenses increased approximately $10.1 million and approximately $4.2 million for the six months and quarter ended June 30, 2023, respectively, as compared to the prior year periods, primarily due to increases in litigation reserves and data transformation project costs that occurred during 2023 but not during 2022.

Interest expense, including amortization of deferred financing costs, decreased approximately $12.9 million or 8.7% and approximately $6.4 million or 8.7% for the six months and quarter ended June 30, 2023, respectively, as compared to the prior year periods. These decreases are primarily due to lower overall debt balances outstanding as compared to prior year periods and higher capitalized interest, partially offset by higher rates on floating debt. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the six months ended June 30, 2023 was 3.81% as compared to 3.66% for the prior year period, and for the quarter ended June 30, 2023 was 3.75% as compared to 3.68% for the prior year period. The Company capitalized interest of approximately $7.0 million and $2.3 million during the six months ended June 30, 2023 and 2022, respectively, and $3.6 million and $1.3 million during the quarters ended June 30, 2023 and 2022, respectively.

Same Store Results

Properties that the Company owned and were stabilized for all of both of the six months ended June 30, 2023 and 2022 (the “Six-Month 2023 Same Store Properties”), which represented 76,952 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months. Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

The following table provides comparative total same store results and statistics for the Six-Month 2023 Same Store Properties:

June YTD 2023 vs. June YTD 2022

Same Store Results/Statistics Including 76,952 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

June YTD 2023							June YTD 2022
	Residential	% Change	Non- Residential	% Change	Total	% Change		Residential	Non- Residential	Total
Revenues	$1,324,993	7.3%	$50,085	7.0%	$1,375,078	7.3%	Revenues	$1,235,134	$46,813	$1,281,947
Expenses	$430,638	6.2%	$13,613	11.6%	$444,251	6.4%	Expenses	$405,484	$12,202	$417,686
NOI	$894,355	7.8%	$36,472	5.4%	$930,827	7.7%	NOI	$829,650	$34,611	$864,261

Average Rental Rate	$2,995	8.0%					Average Rental Rate	$2,772
Physical Occupancy	95.9%	(0.7%)					Physical Occupancy	96.6%
Turnover	20.6%	0.4%					Turnover	20.2%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

The following table provides results and statistics related to our Residential same store operations for the six months ended June 30, 2023 and 2022:

June YTD 2023 vs. June YTD 2022

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	June YTD 23 % of Actual NOI	June YTD 23 Average Rental Rate	June YTD 23 Weighted Average Physical Occupancy %	June YTD 23 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	14,415	17.8%	$2,818	95.2%	21.1%	4.6%	(1.7%)	3.5%
Orange County	4,028	5.5%	2,752	96.1%	17.8%	7.7%	(1.1%)	2.7%
San Diego	2,706	3.9%	2,931	95.6%	19.1%	8.8%	(1.5%)	0.7%
Subtotal – Southern California	21,149	27.2%	2,820	95.4%	20.2%	5.7%	(1.6%)	2.9%

San Francisco	11,368	16.5%	3,265	95.6%	20.4%	5.9%	(1.0%)	1.6%
Washington, D.C.	14,400	16.0%	2,555	96.7%	17.9%	6.7%	(0.1%)	(1.7%)
New York	8,536	14.3%	4,459	96.9%	17.6%	16.4%	(0.2%)	(2.5%)
Seattle	9,525	11.3%	2,583	95.1%	25.6%	6.2%	0.1%	(0.3%)
Boston	6,700	10.2%	3,374	96.1%	19.2%	9.3%	(0.2%)	(0.5%)
Denver	2,498	2.7%	2,402	96.3%	28.3%	6.7%	0.0%	0.0%
Other Expansion Markets	2,776	1.8%	1,984	94.7%	25.4%	7.0%	(1.9%)	1.1%

Total	76,952	100.0%	$2,995	95.9%	20.6%	8.0%	(0.7%)	0.4%

Note: The above table reflects Residential same store results only. Residential operations account for approximately 96.2% of total revenues for the six months ended June 30, 2023.

Despite geopolitical and economic uncertainties, demand to live in our apartment communities remained healthy, which our financial results reflected, as we continued to capture the gap between in-place rent levels and market rent levels. This steady demand for our apartments continues to support Physical Occupancy with pricing that is largely in-line with our improved expectations updated in May 2023, with our East Coast markets continuing to outperform our West Coast markets, as we expected. Key operating drivers for this performance during 2023 include:

•
Pricing – Pricing (net of Leasing Concessions) has continued to be healthy, particularly driven by strength in New York, our top performing market with very limited competitive new supply. Washington, D.C. has also shown stronger resilience despite high levels of new supply. Pricing remained positive during the six months ended June 30, 2023, following typical, albeit slightly muted, seasonal patterns.
•
Physical Occupancy – Physical Occupancy of 95.9% for the six months ended June 30, 2023 remained strong, despite increased move-out activity (see further discussion below).
•
Percentage of Residents Renewing and Turnover – We continue to see a high Percentage of Residents Renewing in our portfolio, which we believe reflects both the strength of demand and quality of our product. The Percentage of Residents Renewing has been strong at 57.0% for the second quarter of 2023. Turnover remains low at 20.6% for the six months ended June 30, 2023, reflecting a healthy and consistent trend of historically high resident retention.

In addition to these stronger fundamentals, the Company had increased move-out activity related to delinquent residents, especially in Los Angeles, during the six months ended June 30, 2023. This improved activity reduced bad debt, net, while putting modest pressure on Physical Occupancy during the six months ended June 30, 2023, but was not sufficient to offset the decline in governmental rental assistance payments received on behalf of our residents during the six months ended June 30, 2023 as compared to the prior year period.

Overall, the fundamentals of our business remain strong. Long-term, we expect elevated single family home ownership costs, positive household formation trends, favorable competitive new supply in most of our major markets and the overall deficit in housing across the country to buffer the impact on our business from the risks of potential economic weakness. We also see our affluent resident base as being more resilient to rising inflation due to higher levels of disposable income and lower relative rent-to-income ratios.

Liquidity and Capital Resources

With approximately $2.3 billion in readily available liquidity, a strong balance sheet, limited near-term maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and take advantage of opportunities. See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2023 and 2022 (amounts in thousands):

	Six Months Ended June 30,
	2023	2022
Cash flows provided by (used for):
Operating activities	$745,980	$690,874
Investing activities	$(271,279)	$(45,335)
Financing activities	$(487,231)	$(887,124)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2023.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the six months ended June 30, 2023 as compared to the prior year period, increased by approximately $55.1 million as a direct result of the NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures. For the six months ended June 30, 2023, key drivers were:

•
Acquired two consolidated rental properties for approximately $186.7 million in cash;
•
Disposed of seven consolidated rental properties, receiving net proceeds of approximately $133.9 million;
•
Invested $46.8 million primarily in development projects;
•
Invested $135.2 million in capital expenditures to real estate; and
•
Invested $26.4 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders/unitholders and other Common Share activity. For the six months ended June 30, 2023, key drivers were:

•
Obtained $22.9 million in variable rate construction mortgage debt that is non-recourse to the Company;
•
Repaid $64.8 million on mortgage loans (inclusive of scheduled principal repayments);
•
Acquired our joint venture partner’s 10% interest in an apartment property for $3.7 million in cash (remaining $0.9 million was funded by ERPOP's issuance of 3.00% Series Q Preference Units);
•
Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $13.5 million; and
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $508.3 million.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of June 30, 2023 and December 31, 2022 (amounts in thousands):

	June 30, 2023	December 31, 2022
Cash and cash equivalents	$35,701	$53,869
Restricted deposits	$88,941	$83,303
Unsecured revolving credit facility availability	$2,311,329	$2,366,537

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

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of July 26, 2023 (amounts in thousands):

July 26, 2023
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(388,070)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,484)
Unsecured revolving credit facility availability	$2,108,446

Dividend Policy

The Company declared a dividend/distribution for the first and second quarters of 2023 of $0.6625 per share/unit in each quarter, an annualized increase of 6.0% over the amount paid in 2022. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in July 2023 amounted to $258.8 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended June 30, 2023.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $28.4 billion in investment in real estate on the Company’s balance sheet at June 30, 2023, $24.9 billion or 87.6% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise. For additional details, see Item 1A, Risk Factors of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of June 30, 2023 is as follows:

Debt Summary as of June 30, 2023

($ in thousands)

	Debt Balances	% of Total
Secured	$1,913,069	25.7%
Unsecured	5,529,847	74.3%
Total	$7,442,916	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,609,298	21.6%
Unsecured – Public	5,345,373	71.8%
Fixed Rate Debt	6,954,671	93.4%
Floating Rate Debt:
Secured – Conventional	66,863	0.9%
Secured – Tax Exempt	236,908	3.2%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	184,474	2.5%
Floating Rate Debt	488,245	6.6%
Total	$7,442,916	100.0%

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2023 and 2022:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2023	2022	2023	2022
Net income	$364,933	$306,476	$144,862	$232,678
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,082)	(1,583)	(1,105)	(944)
Preferred/preference distributions	(1,545)	(1,545)	(773)	(773)
Net income available to Common Shares and Units / Units	361,306	303,348	142,984	230,961
Adjustments:
Depreciation	437,185	453,767	221,355	223,806
Depreciation – Non-real estate additions	(2,259)	(2,114)	(1,103)	(1,062)
Depreciation – Partially Owned Properties	(1,055)	(1,554)	(510)	(661)
Depreciation – Unconsolidated Properties	1,226	1,240	594	620
Net (gain) loss on sales of unconsolidated entities - operating assets	—	(9)	—	—
Net (gain) loss on sales of real estate properties	(100,122)	(107,795)	87	(107,897)
FFO available to Common Shares and Units / Units (1) (3) (4)	696,281	646,883	363,407	345,767
Adjustments:
Write-off of pursuit costs	1,993	2,515	661	1,052
Debt extinguishment and preferred share redemption (gains) losses	47	469	47	469
Non-operating asset (gains) losses	1,031	(1,330)	317	312
Other miscellaneous items	11,343	(185)	5,051	186
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$710,695	$648,352	$369,483	$347,786

FFO (1) (3)	$697,826	$648,428	$364,180	$346,540
Preferred/preference distributions	(1,545)	(1,545)	(773)	(773)
FFO available to Common Shares and Units / Units (1) (3) (4)	$696,281	$646,883	$363,407	$345,767

Normalized FFO (2) (3)	$712,240	$649,897	$370,256	$348,559
Preferred/preference distributions	(1,545)	(1,545)	(773)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$710,695	$648,352	$369,483	$347,786

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

Item 4. Controls and Procedures

Equity Residential

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2023, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2023, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2023, EQR issued 36,062 Common Shares in exchange for 36,062 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On June 15, 2023, Alexander Brackenridge, Executive Vice President and Chief Investment Officer of EQR, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act for the sale of up to 20,133 Common Shares and the exercise (and subsequent sale of underlying Common Shares) of up to 15,516 options through and including September 14, 2024.

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

Exhibit	Description	Location
3.1	Form of Preference Unit Term Sheet for 3.00% Series Q Cumulative Redeemable Preference Units.	Included as Exhibit 3.1 to ERP Operating Limited Partnership's Form 8-K dated April 13, 2023.

31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

Date:	August 2, 2023	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2023	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	August 2, 2023	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2023	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)