Form 10-Q
period 2023-09-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2023-11-02
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 26, 2023 was 379,724,934.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2023 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of September 30, 2023 owned an approximate 97.0% ownership interest in, ERPOP. The remaining 3.0% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Land	$5,593,425	$5,580,878
Depreciable property	22,911,464	22,334,369
Projects under development	61,411	112,940
Land held for development	62,533	60,567
Investment in real estate	28,628,833	28,088,754
Accumulated depreciation	(9,634,013)	(9,027,850)
Investment in real estate, net	18,994,820	19,060,904
Investments in unconsolidated entities	313,225	279,024
Cash and cash equivalents	39,250	53,869
Restricted deposits	87,477	83,303
Right-of-use assets	460,489	462,956
Other assets	213,714	278,206
Total assets	$20,108,975	$20,218,262

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,634,726	$1,953,438
Notes, net	5,346,895	5,342,329
Line of credit and commercial paper	497,636	129,955
Accounts payable and accrued expenses	164,975	96,028
Accrued interest payable	47,519	66,310
Lease liabilities	312,781	308,748
Other liabilities	231,652	306,941
Security deposits	69,498	68,940
Distributions payable	259,624	244,621
Total liabilities	8,565,306	8,517,310

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	277,782	318,273
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of September 30, 2023 and December 31, 2022	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 379,723,838 shares issued and outstanding as of September 30, 2023 and 378,429,708 shares issued and outstanding as of December 31, 2022	3,797	3,784
Paid in capital	9,589,057	9,476,085
Retained earnings	1,426,632	1,658,837
Accumulated other comprehensive income (loss)	5,099	(2,547)
Total shareholders’ equity	11,061,865	11,173,439
Noncontrolling Interests:
Operating Partnership	205,845	209,961
Partially Owned Properties	(1,823)	(721)
Total Noncontrolling Interests	204,022	209,240
Total equity	11,265,887	11,382,679
Total liabilities and equity	$20,108,975	$20,218,262

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2023	2022	2023	2022
REVENUES
Rental income	$2,146,464	$2,035,477	$724,067	$695,099

EXPENSES
Property and maintenance	391,437	365,277	129,087	124,048
Real estate taxes and insurance	312,607	302,899	102,858	100,361
Property management	90,314	83,035	28,169	25,729
General and administrative	49,135	47,033	14,094	13,372
Depreciation	661,921	667,896	224,736	214,129
Total expenses	1,505,414	1,466,140	498,944	477,639

Net gain (loss) on sales of real estate properties	127,034	304,346	26,912	196,551

Operating income	768,084	873,683	252,035	414,011

Interest and other income	11,296	4,844	7,627	720
Other expenses	(20,517)	(9,191)	(4,958)	(3,755)
Interest:
Expense incurred, net	(200,882)	(217,093)	(68,891)	(72,412)
Amortization of deferred financing costs	(7,023)	(6,421)	(3,027)	(2,220)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	550,958	645,822	182,786	336,344
Income and other tax (expense) benefit	(892)	(725)	(258)	(152)
Income (loss) from investments in unconsolidated entities	(3,847)	(3,456)	(1,242)	(1,027)
Net income	546,219	641,641	181,286	335,165
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(17,174)	(21,024)	(5,561)	(10,997)
Partially Owned Properties	(5,299)	(2,726)	(3,217)	(1,143)
Net income attributable to controlling interests	523,746	617,891	172,508	323,025
Preferred distributions	(2,318)	(2,318)	(773)	(773)
Net income available to Common Shares	$521,428	$615,573	$171,735	$322,252

Earnings per share – basic:
Net income available to Common Shares	$1.38	$1.64	$0.45	$0.86
Weighted average Common Shares outstanding	378,614	375,710	378,853	375,850

Earnings per share – diluted:
Net income available to Common Shares	$1.38	$1.63	$0.45	$0.86
Weighted average Common Shares outstanding	391,135	389,394	391,351	389,300

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2023	2022	2023	2022
Comprehensive income:
Net income	$546,219	$641,641	$181,286	$335,165
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	4,514	23,413	460	24,672
Losses reclassified into earnings from other comprehensive income	3,132	9,987	931	5,106
Other comprehensive income (loss)	7,646	33,400	1,391	29,778
Comprehensive income	553,865	675,041	182,677	364,943
Comprehensive (income) attributable to Noncontrolling Interests	(22,712)	(24,853)	(8,822)	(13,123)
Comprehensive income attributable to controlling interests	$531,153	$650,188	$173,855	$351,820

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$546,219	$641,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	661,921	667,896
Amortization of deferred financing costs	7,023	6,421
Amortization of discounts and premiums on debt	2,815	4,123
Amortization of deferred settlements on derivative instruments	3,123	9,978
Amortization of right-of-use assets	9,572	9,123
Write-off of pursuit costs	2,739	3,296
(Income) loss from investments in unconsolidated entities	3,847	3,456
Distributions from unconsolidated entities – return on capital	436	251
Net (gain) loss on sales of real estate properties	(127,034)	(304,346)
Realized (gain) loss on investment securities	(1,511)	(2,061)
Unrealized (gain) loss on investment securities	(4,461)	—
Compensation paid with Company Common Shares	26,948	24,559
Changes in assets and liabilities:
(Increase) decrease in other assets	11,887	20,734
Increase (decrease) in accounts payable and accrued expenses	71,334	76,274
Increase (decrease) in accrued interest payable	(18,791)	(19,858)
Increase (decrease) in lease liabilities	(1,077)	(1,166)
Increase (decrease) in other liabilities	(7,024)	(23,199)
Increase (decrease) in security deposits	558	3,106
Net cash provided by operating activities	1,188,524	1,120,228
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(324,497)	(113,046)
Investment in real estate – development/other	(60,179)	(81,889)
Capital expenditures to real estate	(229,763)	(141,707)
Non-real estate capital additions	(1,457)	(2,232)
Interest capitalized for real estate and unconsolidated entities under development	(9,579)	(4,181)
Proceeds from disposition of real estate, net	191,718	720,302
Investments in unconsolidated entities – acquisitions	(989)	(49,330)
Investments in unconsolidated entities – development/other	(34,076)	(87,129)
Distributions from unconsolidated entities – return of capital	15	9
Purchase of investment securities and other investments	(2,500)	(1,045)
Proceeds from sale of investment securities	2,952	3,584
Net cash provided by (used for) investing activities	(468,355)	243,336

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(4,106)	$(373)
Mortgage notes payable, net:
Proceeds	572,896	37,429
Lump sum payoffs	(932,598)	(260,874)
Scheduled principal repayments	(554)	(3,186)
Notes, net:
Lump sum payoffs	—	(500,000)
Line of credit and commercial paper:
Commercial paper proceeds	4,393,568	5,140,685
Commercial paper repayments	(4,025,887)	(5,266,158)
Proceeds from (payments on) settlement of derivative instruments	25,169	—
Finance ground lease principal payments	(1,995)	(1,845)
Proceeds from Employee Share Purchase Plan (ESPP)	2,591	3,280
Proceeds from exercise of options	11,474	21,021
Payment of offering costs	—	(739)
Other financing activities, net	(37)	(31)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(3,737)	(32,178)
Contributions – Noncontrolling Interests – Partially Owned Properties	9	603
Contributions – Noncontrolling Interests – Operating Partnership	1	1
Distributions:
Common Shares	(738,584)	(696,679)
Preferred Shares	(2,319)	(2,318)
Noncontrolling Interests – Operating Partnership	(22,969)	(22,735)
Noncontrolling Interests – Partially Owned Properties	(3,536)	(18,236)
Net cash provided by (used for) financing activities	(730,614)	(1,602,333)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(10,445)	(238,769)
Cash and cash equivalents and restricted deposits, beginning of period	137,172	360,236
Cash and cash equivalents and restricted deposits, end of period	$126,727	$121,467

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$39,250	$44,788
Restricted deposits	87,477	76,679
Total cash and cash equivalents and restricted deposits, end of period	$126,727	$121,467

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$206,080	$221,218
Net cash paid (received) for income and other taxes	$1,035	$728
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$42,256	$—
Amortization of deferred financing costs:
Investment in real estate, net	$(211)	$(380)
Other assets	$2,089	$1,754
Mortgage notes payable, net	$2,265	$1,620
Notes, net	$2,880	$3,427
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,129	$1,865
Notes, net	$1,686	$2,258
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(9)
Accumulated other comprehensive income	$3,132	$9,987
Write-off of pursuit costs:
Investment in real estate, net	$421	$948
Investments in unconsolidated entities	$1,667	$2,197
Other assets	$651	$151
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$2,909	$2,517
Other liabilities	$938	$939
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(3,749)	$(23,413)
Other liabilities	$(765)	$—
Accumulated other comprehensive income	$4,514	$23,413
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(3,468)	$(1,312)
Investments in unconsolidated entities	$(6,111)	$(2,869)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(32,667)	$(85,839)
Other liabilities	$(1,409)	$(1,290)
Debt financing costs:
Other assets	$—	$(45)
Mortgage notes payable, net	$(4,106)	$(228)
Notes, net	$—	$(100)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$25,613	$—
Other liabilities	$(444)	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(7,105)	$(224)
Lease liabilities	$7,105	$224
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$539	$4,201
Other assets	$(539)	$(4,201)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2023	2022	2023	2022
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,784	$3,755	$3,790	$3,761
Conversion of OP Units into Common Shares	9	—	7	—
Exercise of share options	2	4	—	—
Employee Share Purchase Plan (ESPP)	—	1	—	1
Share-based employee compensation expense:
Restricted shares	2	2	—	—
Balance, end of period	$3,797	$3,762	$3,797	$3,762
PAID IN CAPITAL
Balance, beginning of period	$9,476,085	$9,121,122	$9,472,628	$9,229,738
Common Share Issuance:
Conversion of OP Units into Common Shares	13,907	1,680	9,250	196
Exercise of share options	11,472	21,017	116	2,093
Employee Share Purchase Plan (ESPP)	2,591	3,279	467	901
Share-based employee compensation expense:
Restricted shares	10,292	9,524	2,349	2,165
Share options	3,904	1,856	779	466
ESPP discount	481	637	83	217
Offering costs	—	(739)	—	(252)
Supplemental Executive Retirement Plan (SERP)	32,078	(269)	31,930	—
Acquisition of Noncontrolling Interests – Partially Owned Properties	(900)	(27,383)	—	(28)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	18,613	127,570	57,736	29,430
Adjustment for Noncontrolling Interests ownership in Operating Partnership	20,534	9,156	13,719	2,524
Balance, end of period	$9,589,057	$9,267,450	$9,589,057	$9,267,450
RETAINED EARNINGS
Balance, beginning of period	$1,658,837	$1,827,063	$1,506,460	$1,649,960
Net income attributable to controlling interests	523,746	617,891	172,508	323,025
Common Share distributions	(753,633)	(705,529)	(251,563)	(235,105)
Preferred Share distributions	(2,318)	(2,318)	(773)	(773)
Balance, end of period	$1,426,632	$1,737,107	$1,426,632	$1,737,107
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(2,547)	$(34,272)	$3,708	$(30,650)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	4,514	23,413	460	24,672
Losses reclassified into earnings from other comprehensive income	3,132	9,987	931	5,106
Balance, end of period	$5,099	$(872)	$5,099	$(872)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$1.9875	$1.875	$0.6625	$0.625

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2023	2022	2023	2022
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$209,961	$214,094	$207,405	$216,326
Issuance of restricted units to Noncontrolling Interests	1	1	—	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(13,916)	(1,680)	(9,257)	(196)
Equity compensation associated with Noncontrolling Interests	14,205	16,502	3,338	3,343
Net income attributable to Noncontrolling Interests	17,174	21,024	5,561	10,997
Distributions to Noncontrolling Interests	(22,924)	(23,078)	(7,284)	(7,590)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	21,878	870	19,801	(1,779)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(20,534)	(9,156)	(13,719)	(2,524)
Balance, end of period	$205,845	$218,577	$205,845	$218,577
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(721)	$18,166	$(4,728)	$(1,734)
Net income attributable to Noncontrolling Interests	5,299	2,726	3,217	1,143
Contributions by Noncontrolling Interests	9	603	—	—
Distributions to Noncontrolling Interests	(3,573)	(18,267)	(312)	(1,004)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,837)	(4,795)	—	28
Balance, end of period	$(1,823)	$(1,567)	$(1,823)	$(1,567)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30,	December 31,
	2023	2022
ASSETS
Land	$5,593,425	$5,580,878
Depreciable property	22,911,464	22,334,369
Projects under development	61,411	112,940
Land held for development	62,533	60,567
Investment in real estate	28,628,833	28,088,754
Accumulated depreciation	(9,634,013)	(9,027,850)
Investment in real estate, net	18,994,820	19,060,904
Investments in unconsolidated entities	313,225	279,024
Cash and cash equivalents	39,250	53,869
Restricted deposits	87,477	83,303
Right-of-use assets	460,489	462,956
Other assets	213,714	278,206
Total assets	$20,108,975	$20,218,262

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,634,726	$1,953,438
Notes, net	5,346,895	5,342,329
Line of credit and commercial paper	497,636	129,955
Accounts payable and accrued expenses	164,975	96,028
Accrued interest payable	47,519	66,310
Lease liabilities	312,781	308,748
Other liabilities	231,652	306,941
Security deposits	69,498	68,940
Distributions payable	259,624	244,621
Total liabilities	8,565,306	8,517,310

Commitments and contingencies

Redeemable Limited Partners	277,782	318,273
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	11,019,486	11,138,706
Limited Partners	205,845	209,961
Accumulated other comprehensive income (loss)	5,099	(2,547)
Total partners’ capital	11,267,710	11,383,400
Noncontrolling Interests – Partially Owned Properties	(1,823)	(721)
Total capital	11,265,887	11,382,679
Total liabilities and capital	$20,108,975	$20,218,262

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2023	2022	2023	2022
REVENUES
Rental income	$2,146,464	$2,035,477	$724,067	$695,099

EXPENSES
Property and maintenance	391,437	365,277	129,087	124,048
Real estate taxes and insurance	312,607	302,899	102,858	100,361
Property management	90,314	83,035	28,169	25,729
General and administrative	49,135	47,033	14,094	13,372
Depreciation	661,921	667,896	224,736	214,129
Total expenses	1,505,414	1,466,140	498,944	477,639

Net gain (loss) on sales of real estate properties	127,034	304,346	26,912	196,551

Operating income	768,084	873,683	252,035	414,011

Interest and other income	11,296	4,844	7,627	720
Other expenses	(20,517)	(9,191)	(4,958)	(3,755)
Interest:
Expense incurred, net	(200,882)	(217,093)	(68,891)	(72,412)
Amortization of deferred financing costs	(7,023)	(6,421)	(3,027)	(2,220)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	550,958	645,822	182,786	336,344
Income and other tax (expense) benefit	(892)	(725)	(258)	(152)
Income (loss) from investments in unconsolidated entities	(3,847)	(3,456)	(1,242)	(1,027)
Net income	546,219	641,641	181,286	335,165
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(5,299)	(2,726)	(3,217)	(1,143)
Net income attributable to controlling interests	$540,920	$638,915	$178,069	$334,022
ALLOCATION OF NET INCOME:
Preference Units	$2,318	$2,318	$773	$773

General Partner	$521,428	$615,573	$171,735	$322,252
Limited Partners	17,174	21,024	5,561	10,997
Net income available to Units	$538,602	$636,597	$177,296	$333,249

Earnings per Unit – basic:
Net income available to Units	$1.38	$1.64	$0.45	$0.86
Weighted average Units outstanding	389,991	387,603	390,087	387,745

Earnings per Unit – diluted:
Net income available to Units	$1.38	$1.63	$0.45	$0.86
Weighted average Units outstanding	391,135	389,394	391,351	389,300

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2023	2022	2023	2022
Comprehensive income:
Net income	$546,219	$641,641	$181,286	$335,165
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	4,514	23,413	460	24,672
Losses reclassified into earnings from other comprehensive income	3,132	9,987	931	5,106
Other comprehensive income (loss)	7,646	33,400	1,391	29,778
Comprehensive income	553,865	675,041	182,677	364,943
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(5,299)	(2,726)	(3,217)	(1,143)
Comprehensive income attributable to controlling interests	$548,566	$672,315	$179,460	$363,800

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$546,219	$641,641
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	661,921	667,896
Amortization of deferred financing costs	7,023	6,421
Amortization of discounts and premiums on debt	2,815	4,123
Amortization of deferred settlements on derivative instruments	3,123	9,978
Amortization of right-of-use assets	9,572	9,123
Write-off of pursuit costs	2,739	3,296
(Income) loss from investments in unconsolidated entities	3,847	3,456
Distributions from unconsolidated entities – return on capital	436	251
Net (gain) loss on sales of real estate properties	(127,034)	(304,346)
Realized (gain) loss on investment securities	(1,511)	(2,061)
Unrealized (gain) loss on investment securities	(4,461)	—
Compensation paid with Company Common Shares	26,948	24,559
Changes in assets and liabilities:
(Increase) decrease in other assets	11,887	20,734
Increase (decrease) in accounts payable and accrued expenses	71,334	76,274
Increase (decrease) in accrued interest payable	(18,791)	(19,858)
Increase (decrease) in lease liabilities	(1,077)	(1,166)
Increase (decrease) in other liabilities	(7,024)	(23,199)
Increase (decrease) in security deposits	558	3,106
Net cash provided by operating activities	1,188,524	1,120,228
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(324,497)	(113,046)
Investment in real estate – development/other	(60,179)	(81,889)
Capital expenditures to real estate	(229,763)	(141,707)
Non-real estate capital additions	(1,457)	(2,232)
Interest capitalized for real estate and unconsolidated entities under development	(9,579)	(4,181)
Proceeds from disposition of real estate, net	191,718	720,302
Investments in unconsolidated entities – acquisitions	(989)	(49,330)
Investments in unconsolidated entities – development/other	(34,076)	(87,129)
Distributions from unconsolidated entities – return of capital	15	9
Purchase of investment securities and other investments	(2,500)	(1,045)
Proceeds from sale of investment securities	2,952	3,584
Net cash provided by (used for) investing activities	(468,355)	243,336

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(4,106)	$(373)
Mortgage notes payable, net:
Proceeds	572,896	37,429
Lump sum payoffs	(932,598)	(260,874)
Scheduled principal repayments	(554)	(3,186)
Notes, net:
Lump sum payoffs	—	(500,000)
Line of credit and commercial paper:
Commercial paper proceeds	4,393,568	5,140,685
Commercial paper repayments	(4,025,887)	(5,266,158)
Proceeds from (payments on) settlement of derivative instruments	25,169	—
Finance ground lease principal payments	(1,995)	(1,845)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	2,591	3,280
Proceeds from exercise of EQR options	11,474	21,021
Payment of offering costs	—	(739)
Other financing activities, net	(37)	(31)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(3,737)	(32,178)
Contributions – Noncontrolling Interests – Partially Owned Properties	9	603
Contributions – Limited Partners	1	1
Distributions:
OP Units – General Partner	(738,584)	(696,679)
Preference Units	(2,319)	(2,318)
OP Units – Limited Partners	(22,969)	(22,735)
Noncontrolling Interests – Partially Owned Properties	(3,536)	(18,236)
Net cash provided by (used for) financing activities	(730,614)	(1,602,333)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(10,445)	(238,769)
Cash and cash equivalents and restricted deposits, beginning of period	137,172	360,236
Cash and cash equivalents and restricted deposits, end of period	$126,727	$121,467

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$39,250	$44,788
Restricted deposits	87,477	76,679
Total cash and cash equivalents and restricted deposits, end of period	$126,727	$121,467

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$206,080	$221,218
Net cash paid (received) for income and other taxes	$1,035	$728
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$42,256	$—
Amortization of deferred financing costs:
Investment in real estate, net	$(211)	$(380)
Other assets	$2,089	$1,754
Mortgage notes payable, net	$2,265	$1,620
Notes, net	$2,880	$3,427
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,129	$1,865
Notes, net	$1,686	$2,258
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(9)
Accumulated other comprehensive income	$3,132	$9,987
Write-off of pursuit costs:
Investment in real estate, net	$421	$948
Investments in unconsolidated entities	$1,667	$2,197
Other assets	$651	$151
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$2,909	$2,517
Other liabilities	$938	$939
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(3,749)	$(23,413)
Other liabilities	$(765)	$—
Accumulated other comprehensive income	$4,514	$23,413
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(3,468)	$(1,312)
Investments in unconsolidated entities	$(6,111)	$(2,869)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(32,667)	$(85,839)
Other liabilities	$(1,409)	$(1,290)
Debt financing costs:
Other assets	$—	$(45)
Mortgage notes payable, net	$(4,106)	$(228)
Notes, net	$—	$(100)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$25,613	$—
Other liabilities	$(444)	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(7,105)	$(224)
Lease liabilities	$7,105	$224
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$539	$4,201
Other assets	$(539)	$(4,201)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2023	2022	2023	2022
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280	$37,280	$37,280
Balance, end of period	$37,280	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of period	$11,138,706	$10,951,940	$10,982,878	$10,883,459
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	13,916	1,680	9,257	196
Exercise of EQR share options	11,474	21,021	116	2,093
EQR’s Employee Share Purchase Plan (ESPP)	2,591	3,280	467	902
Share-based employee compensation expense:
EQR restricted shares	10,294	9,526	2,349	2,165
EQR share options	3,904	1,856	779	466
EQR ESPP discount	481	637	83	217
Net income available to Units – General Partner	521,428	615,573	171,735	322,252
OP Units – General Partner distributions	(753,633)	(705,529)	(251,563)	(235,105)
Offering costs	—	(739)	—	(252)
Supplemental Executive Retirement Plan (SERP)	32,078	(269)	31,930	—
Acquisition of Noncontrolling Interests – Partially Owned Properties	(900)	(27,383)	—	(28)
Change in market value of Redeemable Limited Partners	18,613	127,570	57,736	29,430
Adjustment for Limited Partners ownership in Operating Partnership	20,534	9,156	13,719	2,524
Balance, end of period	$11,019,486	$11,008,319	$11,019,486	$11,008,319
LIMITED PARTNERS
Balance, beginning of period	$209,961	$214,094	$207,405	$216,326
Issuance of restricted units to Limited Partners	1	1	—	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(13,916)	(1,680)	(9,257)	(196)
Equity compensation associated with Units – Limited Partners	14,205	16,502	3,338	3,343
Net income available to Units – Limited Partners	17,174	21,024	5,561	10,997
Units – Limited Partners distributions	(22,924)	(23,078)	(7,284)	(7,590)
Change in carrying value of Redeemable Limited Partners	21,878	870	19,801	(1,779)
Adjustment for Limited Partners ownership in Operating Partnership	(20,534)	(9,156)	(13,719)	(2,524)
Balance, end of period	$205,845	$218,577	$205,845	$218,577
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$(2,547)	$(34,272)	$3,708	$(30,650)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	4,514	23,413	460	24,672
Losses reclassified into earnings from other comprehensive income	3,132	9,987	931	5,106
Balance, end of period	$5,099	$(872)	$5,099	$(872)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$1.9875	$1.875	$0.6625	$0.625

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2023	2022	2023	2022
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(721)	$18,166	$(4,728)	$(1,734)
Net income attributable to Noncontrolling Interests	5,299	2,726	3,217	1,143
Contributions by Noncontrolling Interests	9	603	—	—
Distributions to Noncontrolling Interests	(3,573)	(18,267)	(312)	(1,004)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,837)	(4,795)	—	28
Balance, end of period	$(1,823)	$(1,567)	$(1,823)	$(1,567)

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

EQR is the general partner of, and as of September 30, 2023 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of September 30, 2023, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 305 properties located in 10 states and the District of Columbia consisting of 80,683 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	291	77,623
Partially Owned Properties – Consolidated	14	3,060
	305	80,683

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the nine months ended September 30, 2023 and 2022:

	2023	2022
Common Shares
Common Shares outstanding at January 1,	378,429,708	375,527,195
Common Shares Issued:
Conversion of OP Units	862,596	37,661
Exercise of share options	234,395	381,384
Employee Share Purchase Plan (ESPP)	48,835	49,662
Restricted share grants, net	148,304	173,351
Common Shares outstanding at September 30,	379,723,838	376,169,253
Units
Units outstanding at January 1,	12,429,737	12,659,027
Restricted unit grants, net	166,344	223,242
Conversion of OP Units to Common Shares	(862,596)	(37,661)
Units outstanding at September 30,	11,733,485	12,844,608
Total Common Shares and Units outstanding at September 30,	391,457,323	389,013,861
Units Ownership Interest in Operating Partnership	3.0%	3.3%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the nine months ended September 30, 2023 and 2022:

	2023	2022
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	390,859,445	388,186,222
Issued to General Partner:
Exercise of EQR share options	234,395	381,384
EQR’s Employee Share Purchase Plan (ESPP)	48,835	49,662
EQR’s restricted share grants, net	148,304	173,351
Issued to Limited Partners:
Restricted unit grants, net	166,344	223,242
General and Limited Partner Units outstanding at September 30,	391,457,323	389,013,861
Limited Partner Units
Limited Partner Units outstanding at January 1,	12,429,737	12,659,027
Limited Partner restricted unit grants, net	166,344	223,242
Conversion of Limited Partner OP Units to EQR Common Shares	(862,596)	(37,661)
Limited Partner Units outstanding at September 30,	11,733,485	12,844,608
Limited Partner Units Ownership Interest in Operating Partnership	3.0%	3.3%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at September 30, 2023 and December 31, 2022.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2023 and 2022, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $277.8 million and $370.5 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the nine months ended September 30, 2023 and 2022, respectively (amounts in thousands):

	2023	2022
Balance at January 1,	$318,273	$498,977
Change in market value	(18,613)	(127,570)
Change in carrying value	(21,878)	(870)
Balance at September 30,	$277,782	$370,537

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of September 30, 2023 and December 31, 2022:

			Amounts in thousands
		Annual
	Call	Dividend Per	September 30,	December 31,
	Date (1)	Share/Unit (2)	2023	2022
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of September 30, 2023 and December 31, 2022	12/10/2026	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. The current program matures in May 2025 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of September 30, 2023.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program. No open market repurchases have occurred since 2008. As of September 30, 2023, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

During the nine months ended September 30, 2023, ERPOP issued $0.9 million of 3.00% Series Q Cumulative Redeemable Preference Units (the "Series Q Preference Units") in connection with the buyout of the noncontrolling interest in a consolidated operating property. The 933,454 Series Q Preference Units have a liquidation value of $1.00 per unit and pay distributions quarterly at the annual rate of $0.03 per unit. The Series Q Preference Units can be redeemed for, at EQR's/ERPOP's option, Common Shares, OP Units and/or cash upon the occurrence of specific events laid out in the agreement. If redeemed for Common Shares or OP Units, the number of shares/units issued is based on the Common Share price. The Series Q Preference Units increased the balance of Noncontrolling Interests - Partially Owned Properties in the consolidated balance sheets.

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Land	$5,593,425	$5,580,878
Depreciable property:
Buildings and improvements	19,825,567	19,471,503
Furniture, fixtures and equipment	2,565,554	2,352,050
In-Place lease intangibles	520,343	510,816
Projects under development:
Land	3,201	3,201
Construction-in-progress	58,210	109,739
Land held for development:
Land	46,160	46,160
Construction-in-progress	16,373	14,407
Investment in real estate	28,628,833	28,088,754
Accumulated depreciation	(9,634,013)	(9,027,850)
Investment in real estate, net	$18,994,820	$19,060,904

During the nine months ended September 30, 2023, the Company acquired the following from unaffiliated parties (purchase price and purchase price allocation in thousands):

				Purchase Price Allocation (1), (2)
	Properties	Apartment Units	Purchase Price (1)	Land	Depreciable Property
Rental Properties – Consolidated	4	1,183	$366,334	$41,142	$325,611
Total	4	1,183	$366,334	$41,142	$325,611

(1)
Purchase price and purchase price allocation are both net of a mark-to-market discount of approximately $11.2 million on a mortgage assumed in connection with the purchase of a property.
(2)
Purchase price allocation includes capitalized closing costs.

During the nine months ended September 30, 2023, the Company disposed of the following to unaffiliated parties (sales price and net gain in thousands):

	Properties	Apartment Units	Sales Price	Net Gain
Rental Properties – Consolidated	8	413	$195,400	$127,034
Total	8	413	$195,400	$127,034

5.
Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any agreements to acquire or dispose of rental properties or land parcels as of the date of filing.

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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of September 30, 2023:

	Operating Properties (1)
	Properties	Apartment Units
Consolidated Joint Ventures (VIE)	14	3,060

(1)
The land parcel under one of the projects is subject to a long-term ground lease.

The following table provides consolidated assets and liabilities related to the Company's VIEs as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Consolidated Assets	$550,214	$691,880
Consolidated Liabilities	$38,969	$158,932

During the nine months ended September 30, 2023, the Company completed the following transactions:

•
Acquired its joint venture partner's 10% interest in a 200-unit apartment property for $4.6 million, of which the Company paid $3.7 million in cash and ERPOP issued $0.9 million of 3.00% Series Q Preference Units (see Note 3 for additional discussion). The property is now wholly owned. In connection with the buyout, the carrying amount of the Noncontrolling Interests – Partially Owned Properties totaling $3.7 million was reduced to zero and the remaining $0.9 million was recorded to paid in capital/general partner capital. The Company also repaid $64.7 million of mortgage debt at par prior to maturity in conjunction with the buyout;
•
Repaid the $67.9 million outstanding principal balance of the variable rate construction mortgage for one of its consolidated development joint ventures; and
•
Sold one partially owned property consisting of 166 apartment units for approximately $60.1 million.

Investments in Unconsolidated Entities

The Company has various equity interests in certain joint ventures that are unconsolidated and accounted for using the equity method of accounting. Most of these have been deemed to be VIEs and the Company is not the VIEs' primary beneficiary. The remaining have been deemed not to be VIEs and the Company does not have a controlling voting interest.

The following table and information summarizes the Company’s investments in unconsolidated entities as of September 30, 2023 and December 31, 2022 (amounts in thousands except for ownership percentage):

	September 30, 2023	December 31, 2022	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$36,206	$35,974	Varies
Projects Under Development and Land Held for Development (VIE)	250,880	218,043	62% - 95% (1)
Real Estate Technology Funds/Companies (VIE)	26,392	25,249	Varies
Other	(253)	(242)	Varies
Investments in Unconsolidated Entities	$313,225	$279,024

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of September 30, 2023:

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

New Development Joint Ventures

The following table provides information on total unconsolidated development joint ventures entered into during the nine months ended September 30, 2023 (amounts in thousands except for number of unconsolidated joint ventures and apartment units):

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

7.
Restricted Deposits

The following table presents the Company’s restricted deposits as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Mortgage escrow deposits:
Real estate taxes and insurance	$942	$—
Replacement reserves	15,037	12,549
Mortgage principal reserves/sinking funds	30,234	25,304
Mortgage escrow deposits	46,213	37,853
Restricted cash:
Earnest money on pending acquisitions	25	4,500
Restricted deposits on real estate investments	182	229
Resident security and utility deposits	39,821	38,432
Other	1,236	2,289
Restricted cash	41,264	45,450
Restricted deposits	$87,477	$83,303

8.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$1,926,869	$46,642	$1,973,511	$1,816,435	$48,279	$1,864,714
Utility recoveries (RUBS income) (1)	64,007	662	64,669	59,826	596	60,422
Parking rent	32,955	354	33,309	32,546	322	32,868
Other lease revenue (2)	(19,172)	330	(18,842)	(4,016)	(568)	(4,584)
Total lease revenue	$2,004,659	$47,988	2,052,647	$1,904,791	$48,629	1,953,420
Parking revenue			30,033			27,701
Other revenue			63,784			54,356
Total other rental income (3)			93,817			82,057
Rental income			$2,146,464			$2,035,477

(1)
RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)
Other lease revenue consists of the revenue adjustment related to bad debt (see below for further discussion) and other miscellaneous lease revenue.
(3)
Other rental income is accounted for under the revenue recognition standard and primarily consists of third-party transient parking revenue, residential lease settlement income and ancillary income such as cable and laundry revenue.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the quarters ended September 30, 2023 and 2022 (amounts in thousands):

	Quarter Ended September 30, 2023			Quarter Ended September 30, 2022
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$650,531	$14,669	$665,200	$622,348	$16,184	$638,532
Utility recoveries (RUBS income) (1)	21,221	243	21,464	20,243	227	20,470
Parking rent	11,062	129	11,191	10,840	120	10,960
Other lease revenue (2)	(5,752)	(404)	(6,156)	(3,127)	(371)	(3,498)
Total lease revenue	$677,062	$14,637	691,699	$650,304	$16,160	666,464
Parking revenue			9,638			9,270
Other revenue			22,730			19,365
Total other rental income (3)			32,368			28,635
Rental income			$724,067			$695,099

(1)
RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)
Other lease revenue consists of the revenue adjustment related to bad debt (see below for further discussion) and other miscellaneous lease revenue.
(3)
Other rental income is accounted for under the revenue recognition standard and primarily consists of third-party transient parking revenue, residential lease settlement income and ancillary income such as cable and laundry revenue.

The following table presents residential and non-residential accounts receivable and straight-line receivable balances for the Company’s properties as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	Residential		Non-Residential
Balance Sheet (Other assets):	September 30, 2023	December 31, 2022	September 30, 2023		December 31, 2022
Resident/tenant accounts receivable balances	$25,532	$35,688	$2,714		$2,820
Allowance for doubtful accounts	(20,000)	(31,405)	(1,703)		(2,152)
Net receivable balances	$5,532	$4,283	$1,011		$668

Straight-line receivable balances	$8,604	$4,398	$11,851	(1)	$13,795

(1)
During the third quarter of 2023, the Company recorded a non-cash write-off of approximately $1.5 million in straight-line receivables due to the recent bankruptcy of Rite Aid.

The following table presents residential bad debt for the Company’s properties for the nine months and quarters ended September 30, 2023 and 2022 (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
Income Statement (Rental income):	2023	2022	2023	2022
Bad debt, net (1)	$28,862	$14,854	$9,042	$6,707
% of rental income	1.4%	0.8%	1.3%	1.0%

(1)
Bad debt, net benefited from additional resident payments due to governmental rental assistance programs of approximately $2.4 million and $32.3 million for the nine months ended September 30, 2023 and 2022, respectively, and $0.5 million and $7.3 million for the quarters ended September 30, 2023 and 2022, respectively.

9.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the nine months ended September 30, 2023 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the nine months ended September 30, 2023 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2022	Proceeds		Assumptions		Lump sum payoffs		Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of September 30, 2023
Fixed Rate Debt:
Secured – Conventional	$1,608,838	$550,000	(2)	$42,256	(3)	$(800,000)	(2)	$—	$200	$(3,324)	$1,397,970
Floating Rate Debt:
Secured – Conventional	108,378	22,896		—		(132,598)		(54)	—	1,378	—
Secured – Tax Exempt	236,222	—		—		—		(500)	929	105	236,756
Floating Rate Debt	344,600	22,896		—		(132,598)		(554)	929	1,483	236,756
Total	$1,953,438	$572,896		$42,256		$(932,598)		$(554)	$1,129	$(1,841)	$1,634,726

(1)
Represents amortization of deferred financing costs, net of debt financing costs.
(2)
Obtained $200.0 million of 5.18% fixed rate mortgage debt maturing in September 2033 and $350.0 million of 5.25% fixed rate mortgage debt maturing in September 2033. The secured notes totaling $550.0 million have an all-in effective interest rate of approximately 4.7%. The proceeds from these loans were used, along with funding from the Company’s commercial paper note program, to repay $800.0 million of 4.21% fixed rate mortgage debt that was due to mature in November 2023.
(3)
Assumed $53.5 million of 2.24% fixed rate mortgage debt maturing in September 2030 on one acquired property and recorded an initial discount of approximately $11.2 million.

The following table summarizes certain interest rate and maturity date information as of and for the nine months ended September 30, 2023:

September 30, 2023
Interest Rate Ranges (ending)	0.10% - 5.25%
Weighted Average Interest Rate	3.64%
Maturity Date Ranges	2029-2061

As of September 30, 2023, the Company had $249.5 million of secured tax-exempt bonds subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the nine months ended September 30, 2023 (amounts in thousands):

	Notes, net as of December 31, 2022	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of September 30, 2023
Fixed Rate Debt:
Unsecured – Public	$5,342,329	$—	$—	$1,686	$2,880	$5,346,895

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the nine months ended September 30, 2023:

September 30, 2023
Interest Rate Ranges (ending)	1.85% - 7.57%
Weighted Average Interest Rate	3.52%
Maturity Date Ranges	2025-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for the nine months ended September 30, 2023.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing on October 26, 2027. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.725%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating. The Company did not borrow any amounts under its revolving credit facility during the nine months ended September 30, 2023.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.0 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The following table summarizes certain weighted average interest rate, maturity and amount outstanding information for the commercial paper program as of and for the nine months ended September 30, 2023:

September 30, 2023
Weighted Average Interest Rate (1)	5.36%
Weighted Average Maturity (in days)	31
Weighted Average Amount Outstanding	$236.4 million

(1)
The notes bear interest at various floating rates.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of September 30, 2023 (amounts in thousands):

September 30, 2023
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(500,005)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,415)
Unsecured revolving credit facility availability	$1,996,580

Other

The following table summarizes the Company's total debt extinguishment costs recorded as additional expense for the nine months and quarters ended September 30, 2023 and 2022 (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2023	2022	2023	2022
Write-offs of unamortized deferred financing costs	$1,143	$369	$1,096	$277
Write-offs of unamortized (premiums)/discounts/OCI	—	3,947	—	3,570
Total	$1,143	$4,316	$1,096	$3,847

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
•
Level 3 – Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The following table summarizes the inputs to the valuations for each type of fair value measurement:

Fair Value Measurement Type	Valuation Inputs
Employee holdings (other than Common Shares) within the supplemental executive retirement plan (the “SERP”)	Quoted market prices for identical assets. These holdings are included in other assets and other liabilities on the consolidated balance sheets.
Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners	Quoted market price of Common Shares.
Mortgage notes payable and private unsecured debt (including its commercial paper and line of credit, if applicable)	Indicative rates provided by lenders of similar loans.
Public unsecured notes	Quoted market prices for each underlying issuance.
Derivatives	Readily observable market parameters such as forward yield curves and credit default swap data.

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at September 30, 2023 and December 31, 2022, respectively (amounts in thousands):

	September 30, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,634,726	$1,492,128	$1,953,438	$1,803,525
Unsecured debt, net	5,844,531	5,126,361	5,472,284	4,874,490
Total debt, net	$7,479,257	$6,618,489	$7,425,722	$6,678,015

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at September 30, 2023 and December 31, 2022, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	9/30/2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$99,275	$99,275	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$99,275	$99,275	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$277,782	$—	$277,782	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$21,864	$—	$21,864	$—
Supplemental Executive Retirement Plan	Other Assets	133,245	133,245	—	—
Total		$155,109	$133,245	$21,864	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$1,210	$—	$1,210	$—
Supplemental Executive Retirement Plan	Other Liabilities	133,245	133,245	—	—
Total		$134,455	$133,245	$1,210	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$318,273	$—	$318,273	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2023 and 2022, respectively (amounts in thousands):

September 30, 2023 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$4,514	Interest expense	$(3,132)
Total	$4,514		$(3,132)

September 30, 2022 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$23,413	Interest expense	$(9,987)
Total	$23,413		$(9,987)

As of September 30, 2023 and December 31, 2022, there were approximately $5.1 million in deferred gains, net, and $2.5 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and unsettled derivative instruments, of which an estimated $2.3 million may be recognized as additional interest expense during the twelve months ending September 30, 2024.

During the quarter ended September 30, 2023, the Company received a net $27.1 million to settle nine forward starting swaps in conjunction with the interest rate lock on $530.0 million of ten-year secured conventional mortgage notes. The Company ultimately closed on $550.0 million of secured notes. The accrued interest of approximately $1.9 million was recorded as a decrease to interest expense. The remaining $25.2 million was initially deferred as a component of accumulated other comprehensive income (loss) and will be recognized as a decrease to interest expense over the first nine years and eight months of the mortgage notes.

Other

The Company has invested in various equity securities without readily determinable fair values and has elected to measure them using the measurement alternative in accordance with the applicable accounting standards for equity securities. These investments are carried at cost less any impairment and adjusted to fair value if there are observable price changes for an identical or similar investment of the same issuer.

The following table summarizes the Company’s real estate technology investment securities included in other assets as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Real Estate Technology Investments	$10,307	$4,312

During the third quarter of 2023, the Company sold a portion of one of these investment securities for proceeds of approximately $2.5 million and realized a gain on sale of approximately $1.6 million. The Company adjusted the remainder of that investment security to the observable market price of the transaction and recorded an unrealized gain of approximately $4.5 million.
11.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2023	2022	2023	2022
Numerator for net income per share – basic:
Net income	$546,219	$641,641	$181,286	$335,165
Allocation to Noncontrolling Interests – Operating Partnership	(17,174)	(21,024)	(5,561)	(10,997)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(5,299)	(2,726)	(3,217)	(1,143)
Preferred distributions	(2,318)	(2,318)	(773)	(773)
Numerator for net income per share – basic	$521,428	$615,573	$171,735	$322,252
Numerator for net income per share – diluted:
Net income	$546,219	$641,641	$181,286	$335,165
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(5,299)	(2,726)	(3,217)	(1,143)
Preferred distributions	(2,318)	(2,318)	(773)	(773)
Numerator for net income per share – diluted	$538,602	$636,597	$177,296	$333,249
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	378,614	375,710	378,853	375,850
Effect of dilutive securities:
OP Units	11,377	11,893	11,234	11,895
Long-term compensation shares/units	1,144	1,785	1,264	1,555
ATM forward sales	—	6	—	—
Denominator for net income per share – diluted	391,135	389,394	391,351	389,300
Net income per share – basic	$1.38	$1.64	$0.45	$0.86
Net income per share – diluted	$1.38	$1.63	$0.45	$0.86

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2023	2022	2023	2022
Numerator for net income per Unit – basic and diluted:
Net income	$546,219	$641,641	$181,286	$335,165
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(5,299)	(2,726)	(3,217)	(1,143)
Allocation to Preference Units	(2,318)	(2,318)	(773)	(773)
Numerator for net income per Unit – basic and diluted	$538,602	$636,597	$177,296	$333,249
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	389,991	387,603	390,087	387,745
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,144	1,785	1,264	1,555
ATM forward sales	—	6	—	—
Denominator for net income per Unit – diluted	391,135	389,394	391,351	389,300
Net income per Unit – basic	$1.38	$1.64	$0.45	$0.86
Net income per Unit – diluted	$1.38	$1.63	$0.45	$0.86

12.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of September 30, 2023, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at September 30, 2023 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	1	225	$91,210
Unconsolidated	6	1,982	186,372
Total Projects Under Development	7	2,207	$277,582

(1)
The Company’s share of the $277.6 million in total project costs remaining approximates $97.1 million, with the balance funded by the Company’s joint venture partners (approximately $1.9 million) and/or applicable construction loans (approximately $178.6 million).

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

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. As of September 30, 2023, the Company has invested in ten separate such investments totaling $37.9 million with aggregate remaining commitments of approximately $20.1 million.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis. While the Company does maintain a non-residential presence, it accounts for less than 4.0% of total revenues for the nine months ended September 30, 2023 and is designed as an amenity for our residential residents. The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis. The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2023 and 2022, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the nine months and quarters ended September 30, 2023 and 2022, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2023	2022	2023	2022
Rental income	$2,146,464	$2,035,477	$724,067	$695,099
Property and maintenance expense	(391,437)	(365,277)	(129,087)	(124,048)
Real estate taxes and insurance expense	(312,607)	(302,899)	(102,858)	(100,361)
Total operating expenses	(704,044)	(668,176)	(231,945)	(224,409)
Net operating income	$1,442,420	$1,367,301	$492,122	$470,690

The following tables present NOI from our rental real estate for each segment for the nine months and quarters ended September 30, 2023 and 2022, respectively, as well as total assets and capital expenditures at September 30, 2023 (amounts in thousands):

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$355,341	$110,436	$244,905	$344,579	$101,441	$243,138
Orange County	96,923	21,689	75,234	91,270	19,804	71,466
San Diego	68,904	15,586	53,318	64,540	14,646	49,894
Subtotal - Southern California	521,168	147,711	373,457	500,389	135,891	364,498

San Francisco	325,335	98,848	226,487	312,401	93,778	218,623
Washington, D.C.	329,196	106,687	222,509	310,071	104,515	205,556
New York	356,157	146,415	209,742	318,757	140,696	178,061
Seattle	220,353	62,621	157,732	211,040	59,858	151,182
Boston	215,667	64,156	151,511	200,808	61,934	138,874
Denver	53,324	15,883	37,441	50,284	14,463	35,821
Other Expansion Markets	48,656	22,286	26,370	45,998	20,146	25,852
Total same store	2,069,856	664,607	1,405,249	1,949,748	631,281	1,318,467

Non-same store/other
Non-same store (2)	70,736	26,946	43,790	53,449	22,429	31,020
Other (3)	5,872	12,491	(6,619)	32,280	14,466	17,814
Total non-same store/other	76,608	39,437	37,171	85,729	36,895	48,834

Totals	$2,146,464	$704,044	$1,442,420	$2,035,477	$668,176	$1,367,301

(1)
For the nine months ended September 30, 2023 and 2022, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2022, less properties subsequently sold, which represented 76,789 apartment units.
(2)
For the nine months ended September 30, 2023 and 2022, non-same store primarily includes properties acquired after January 1, 2022, plus any properties in lease-up and not stabilized as of January 1, 2022, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended September 30, 2023			Quarter Ended September 30, 2022
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$121,098	$36,839	$84,259	$116,770	$34,198	$82,572
Orange County	33,019	7,316	25,703	31,252	6,792	24,460
San Diego	25,258	5,803	19,455	23,860	5,634	18,226
Subtotal - Southern California	179,375	49,958	129,417	171,882	46,624	125,258

San Francisco	109,215	32,782	76,433	106,382	32,025	74,357
Washington, D.C.	114,748	36,521	78,227	108,667	37,073	71,594
New York	118,326	48,555	69,771	112,595	46,755	65,840
Seattle	73,351	21,575	51,776	73,096	20,258	52,838
Boston	72,541	20,773	51,768	69,029	20,860	48,169
Denver	17,855	5,384	12,471	17,219	5,132	12,087
Other Expansion Markets	18,679	7,926	10,753	17,517	8,008	9,509
Total same store	704,090	223,474	480,616	676,387	216,735	459,652

Non-same store/other
Non-same store (2)	19,035	7,279	11,756	13,343	4,544	8,799
Other (3)	942	1,192	(250)	5,369	3,130	2,239
Total non-same store/other	19,977	8,471	11,506	18,712	7,674	11,038

Totals	$724,067	$231,945	$492,122	$695,099	$224,409	$470,690

(1)
For the quarters ended September 30, 2023 and 2022, same store primarily includes all properties acquired or completed that were stabilized prior to July 1, 2022, less properties subsequently sold, which represented 77,698 apartment units.
(2)
For the quarters ended September 30, 2023 and 2022, non-same store primarily includes properties acquired after July 1, 2022, plus any properties in lease-up and not stabilized as of July 1, 2022, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Nine Months Ended September 30, 2023
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,509,235	$38,810
Orange County	345,945	6,611
San Diego	230,902	12,921
Subtotal - Southern California	3,086,082	58,342

San Francisco	3,006,656	36,261
Washington, D.C.	3,023,064	39,086
New York	3,328,321	16,248
Seattle	2,092,677	23,176
Boston	1,762,350	22,430
Denver	832,017	2,547
Other Expansion Markets	790,180	4,117
Total same store	17,921,347	202,207

Non-same store/other
Non-same store (2)	1,502,692	27,291
Other (3)	684,936	265
Total non-same store/other	2,187,628	27,556

Totals	$20,108,975	$229,763

(1)
Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2022, less properties subsequently sold, which represented 76,789 apartment units.
(2)
Non-same store primarily includes properties acquired after January 1, 2022, plus any properties in lease-up and not stabilized as of January 1, 2022, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and capital expenditures for properties sold.

14.
Subsequent Events

Subsequent to September 30, 2023, the Company:

•
Disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	3	499	$184,550
Total	3	499	$184,550

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

EQR is the general partner of, and as of September 30, 2023 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Results of Operations

2023 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the nine months ended September 30, 2023:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price		Acquisition Cap Rate
12/31/2022	308	79,597
Acquisitions:
Consolidated Rental Properties	2	577	$189,734	(2)	5.1%
Consolidated Rental Properties – Not Stabilized (1)	2	606	$176,600		5.9%

			Sales Price		Disposition Yield
Dispositions:
Consolidated Rental Properties	(8)	(413)	$(195,400)		(5.3%)

Completed Developments – Consolidated	1	312
Configuration Changes	—	4
9/30/2023	305	80,683

(1)
The Company acquired two properties in the Atlanta market during the nine months ended September 30, 2023 that are in lease-up and are expected to stabilize in their second year of ownership at the weighted average Acquisition Cap Rate listed above.
(2)
Purchase price is net of a mark-to-market discount of approximately $11.2 million on a mortgage assumed in connection with the purchase of a property.

Acquisitions

•
The consolidated properties acquired during the nine months ended September 30, 2023 are located in the Atlanta (3) and Denver markets; and
•
During the nine months ended September 30, 2023, the Company acquired its joint venture partner's 10% interest in a 200-unit apartment property in Alameda, CA for $4.6 million, of which the Company paid $3.7 million in cash and ERPOP issued $0.9 million of 3.00% Series Q Preference Units. The property is now wholly owned. The Company also repaid $64.7 million of mortgage debt at par prior to maturity in conjunction with the buyout.

Dispositions

•
The consolidated properties disposed of during the nine months ended September 30, 2023 were located in the Los Angeles (7) and Seattle markets and the sales generated an Unlevered IRR of 8.5%.

Developments

•
The Company stabilized one consolidated apartment property during the nine months ended September 30, 2023, located in the San Francisco market, consisting of 200 apartment units totaling approximately $116.4 million of development costs;
•
The Company completed construction on one consolidated apartment property during the nine months ended September 30, 2023, located in the Washington, D.C. market, consisting of 312 apartment units totaling approximately $108.0 million of development costs; and
•
The Company spent approximately $88.0 million during the nine months ended September 30, 2023, primarily for consolidated and unconsolidated development projects.

See Notes 4 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments and investments in partially owned entities.

Comparison of the nine months and quarter ended September 30, 2023 to the nine months and quarter ended September 30, 2022

The following table presents a reconciliation of diluted earnings per share/unit for the nine months and quarter ended September 30, 2023 as compared to the same periods in 2022:

	Nine Months Ended September 30	Quarter Ended September 30
Diluted earnings per share/unit for period ended 2022	$1.63	$0.86
Property NOI	0.22	0.05
Interest expense	0.03	—
Corporate overhead (1)	(0.02)	(0.01)
Net gain/loss on property sales	(0.46)	(0.45)
Non-operating asset gains/losses	0.01	0.01
Depreciation expense	0.03	(0.02)
Other	(0.06)	0.01
Diluted earnings per share/unit for period ended 2023	$1.38	$0.45

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results (amounts in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
Operating income	$768,084	$873,683	$(105,599)	(12.1)%
Adjustments:
Property management	90,314	83,035	7,279	8.8%
General and administrative	49,135	47,033	2,102	4.5%
Depreciation	661,921	667,896	(5,975)	(0.9)%
Net (gain) loss on sales of real estate properties	(127,034)	(304,346)	177,312	(58.3)%
Total NOI	$1,442,420	$1,367,301	$75,119	5.5%
Rental income:
Same store	$2,069,856	$1,949,748	$120,108	6.2%
Non-same store/other	76,608	85,729	(9,121)	(10.6)%
Total rental income	2,146,464	2,035,477	110,987	5.5%
Operating expenses:
Same store	664,607	631,281	33,326	5.3%
Non-same store/other	39,437	36,895	2,542	6.9%
Total operating expenses	704,044	668,176	35,868	5.4%
NOI:
Same store	1,405,249	1,318,467	86,782	6.6%
Non-same store/other	37,171	48,834	(11,663)	(23.9)%
Total NOI	$1,442,420	$1,367,301	$75,119	5.5%

Note: See Note 13 in the Notes to Consolidated Financial Statements for detail by reportable segment/market. Non-same store/other NOI results consist primarily of properties acquired in calendar years 2022 and 2023, operations from the Company’s development properties and operations prior to disposition from 2022 and 2023 sold properties.

•
The increase in same store rental income is primarily driven by healthy demand and limited new supply, partially offset by a non-cash write-off of approximately $1.5 million in straight-line receivables due to the recent bankruptcy of Rite Aid.
•
The increase in same store operating expenses is due primarily to:
•
Repairs and maintenance – A $9.8 million increase primarily driven by greater outsourcing due to higher internal staffing utilization to address issues from California rain storms that occurred earlier this year;
•
Real estate taxes – A $5.9 million increase due to modest escalation in rates and assessed values; and
•
On-site Payroll – A $7.3 million increase due primarily to fewer staffing vacancies as compared to 2022 and elevated employee benefit costs, partially offset by the impact of innovation initiatives.
•
The decrease in non-same store/other NOI is due primarily to:
•
A negative impact of lost NOI from 2022 and 2023 dispositions of $15.2 million;
•
A negative impact of $1.7 million in lower NOI from two properties that have been removed from same store while undergoing major renovations;
•
A negative impact of $6.6 million from property damage primarily associated with the California rain storms and other casualty losses that occurred earlier this year; and
•
A positive impact of higher NOI from properties acquired during 2021, 2022 and 2023 of $5.7 million and higher NOI from development properties in lease-up of $8.7 million.
•
The increase in consolidated total NOI is a result of the Company’s higher NOI from same store properties, largely due to improvement in same store revenues as noted above.

See the Same Store Results section below for additional discussion of those results.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. These expenses increased approximately $7.3 million or 8.8% and approximately $2.4 million or 9.5% for the nine months and quarter ended September 30, 2023, respectively, as compared to the prior year periods. These increases are primarily attributable to increases in payroll-related costs, workforce/contractors costs, information technology expenses and legal and professional fees, partially offset by decreases in training/marketing costs and third-party management fees.

General and administrative expenses, which include corporate operating expenses, increased approximately $2.1 million or 4.5% and approximately $0.7 million or 5.4% for the nine months and quarter ended September 30, 2023, respectively, as compared to the prior year periods, primarily due to increases in payroll-related costs and public company expenses, partially offset by decreases in legal and professional fees and training/marketing costs.

Depreciation expense, which includes depreciation on non-real estate assets, decreased approximately $6.0 million or 0.9% for the nine months ended September 30, 2023, as compared to the prior year period, primarily as a result of in-place leases for 2021 and 2022 acquisitions being fully depreciated as of December 31, 2022 and lower depreciation from properties sold in 2022 and 2023, partially offset by additional depreciation expense on properties acquired in 2023. Depreciation expense increased approximately $10.6 million or 5.0% for the quarter ended September 30, 2023 as compared to the prior year period, primarily as a result of additional depreciation expense on properties acquired in 2023, partially offset by lower depreciation from properties sold in 2022 and 2023.

Net gain on sales of real estate properties decreased approximately $177.3 million or 58.3% during the nine months ended September 30, 2023 as compared to the prior year period, primarily as a result of the sale of eight consolidated apartment properties for a lower gain in 2023 as compared to the sale of three consolidated apartment properties in the same period in 2022. Net gain on sales of real estate properties decreased approximately $169.6 million or 86.3% for the quarter ended September 30, 2023 as compared to the prior year period, primarily as a result of the sale of one consolidated apartment property in the third quarter of 2023 as compared to the sale of two consolidated apartment properties in the same period in 2022.

Interest and other income increased approximately $6.5 million and approximately $6.9 million for the nine months and quarter ended September 30, 2023, respectively, as compared to the prior year periods. These increases are primarily due to an unrealized gain of $4.5 million on various investment securities that occurred during 2023 but not during 2022 and short-term investment income on cash and restricted deposit accounts due to a higher rate environment and higher overall invested balances, partially offset by decreases in insurance/litigation settlement proceeds received during 2022 that did not occur in 2023.

Other expenses increased approximately $11.3 million and approximately $1.2 million for the nine months and quarter ended September 30, 2023, respectively, as compared to the prior year periods, primarily due to increases in litigation reserves and data transformation project costs that occurred during 2023 but not during 2022.

Interest expense, including amortization of deferred financing costs, decreased approximately $15.6 million or 7.0% and approximately $2.7 million or 3.6% for the nine months and quarter ended September 30, 2023, respectively, as compared to the prior year periods. These decreases are primarily due to lower overall debt balances outstanding as compared to prior year periods and higher capitalized interest, partially offset by higher rates on floating debt. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the nine months ended September 30, 2023 was 3.81% as compared to 3.67% for the prior year period, and for the quarter ended September 30, 2023 was 3.81% as compared to 3.67% for the prior year period. The Company capitalized interest of approximately $9.6 million and $4.2 million during the nine months ended September 30, 2023 and 2022, respectively, and $2.6 million and $1.9 million during the quarters ended September 30, 2023 and 2022, respectively.

Same Store Results

Properties that the Company owned and were stabilized for all of both of the nine months ended September 30, 2023 and 2022 (the “Nine-Month 2023 Same Store Properties”), which represented 76,789 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months. Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

The following table provides comparative total same store results and statistics for the Nine-Month 2023 Same Store Properties:

September YTD 2023 vs. September YTD 2022

Same Store Results/Statistics Including 76,789 Same Store Apartment Units

$ in thousands (except for Average Rental Rate)

September YTD 2023								September YTD 2022
	Residential	% Change	Non- Residential		% Change	Total	% Change		Residential	Non- Residential	Total
Revenues	$1,997,058	6.3%	$72,798	(1)	2.8%	$2,069,856	6.2%	Revenues	$1,878,918	$70,830	$1,949,748
Expenses	$644,494	5.2%	$20,113		9.4%	$664,607	5.3%	Expenses	$612,892	$18,389	$631,281
NOI	$1,352,564	6.8%	$52,685		0.5%	$1,405,249	6.6%	NOI	$1,266,026	$52,441	$1,318,467

Average Rental Rate	$3,015	7.0%						Average Rental Rate	$2,819
Physical Occupancy	95.9%	(0.6%)						Physical Occupancy	96.5%
Turnover	34.3%	0.2%						Turnover	34.1%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

(1)
Includes the negative impact from the non-cash write-off of approximately $1.5 million in straight-line receivables during the third quarter of 2023 due to the recent bankruptcy of Rite Aid.

The following table provides results and statistics related to our Residential same store operations for the nine months ended September 30, 2023 and 2022:

September YTD 2023 vs. September YTD 2022

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	Sept. YTD 23 % of Actual NOI	Sept. YTD 23 Average Rental Rate	Sept. YTD 23 Weighted Average Physical Occupancy %	Sept. YTD 23 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	14,415	17.9%	$2,844	95.4%	33.3%	4.8%	(1.5%)	5.0%
Orange County	4,028	5.6%	2,777	96.3%	28.7%	7.2%	(0.8%)	2.9%
San Diego	2,706	3.9%	2,965	95.5%	31.1%	8.3%	(1.5%)	1.8%
Subtotal – Southern California	21,149	27.4%	2,847	95.6%	32.1%	5.7%	(1.4%)	4.2%

San Francisco	11,368	16.5%	3,280	95.6%	33.6%	4.9%	(0.7%)	1.5%
Washington, D.C.	14,400	16.1%	2,581	96.7%	32.3%	6.3%	(0.1%)	(1.6%)
New York	8,536	14.3%	4,483	96.8%	30.3%	13.1%	(0.2%)	(4.6%)
Seattle	9,362	10.9%	2,581	95.1%	39.8%	4.3%	(0.1%)	(1.9%)
Boston	6,700	10.2%	3,400	96.0%	35.3%	8.1%	(0.2%)	(2.1%)
Denver	2,498	2.7%	2,406	96.3%	46.7%	5.5%	(0.1%)	(1.7%)
Other Expansion Markets	2,776	1.9%	1,989	94.6%	44.6%	6.9%	(1.6%)	1.9%

Total	76,789	100.0%	$3,015	95.9%	34.3%	7.0%	(0.6%)	0.2%

Note: The above table reflects Residential same store results only. Residential operations account for approximately 96.4% of total revenues for the nine months ended September 30, 2023.

Despite geopolitical and economic uncertainties, demand to live in our apartment communities remained healthy, which our financial results reflected. This steady demand for our apartments continues to support Physical Occupancy with pricing that is largely in-line with our expectations, with the exceptions of the San Francisco and Seattle markets where recent pricing pressure has seen greater than normal seasonal deceleration. The East Coast markets continue to outperform our West Coast markets, as we expected. Key operating drivers for this performance during 2023 include:

•
Pricing – Pricing (net of Leasing Concessions) has generally continued to be healthy and consistent with expectations in most of our major markets except San Francisco and Seattle. In most of our markets, pricing peaked in early August 2023, which was typical pre-pandemic, and began to moderate thereafter. As previously mentioned, this moderation was more pronounced and greater than anticipated in San Francisco and Seattle.
•
Physical Occupancy – Physical Occupancy of 95.9% for the nine months ended September 30, 2023 remained strong, despite increased move-out activity (see further discussion below).
•
Percentage of Residents Renewing and Turnover – We continue to see a high Percentage of Residents Renewing in our portfolio, which we believe reflects both the strength of demand and quality of our product and team. The Percentage of Residents Renewing has been strong at 54.0% for the third quarter of 2023. Turnover remains at some of the lowest levels in the Company’s history at 34.3% for the nine months ended September 30, 2023, reflecting a healthy and consistent trend of historically high resident retention.

The Company continued to have increased move-out activity related to delinquent residents during the nine months ended September 30, 2023, which put modest pressure on Physical Occupancy, especially in our West Coast markets. While we have made significant progress in reducing delinquency in our portfolio, the backlog in the eviction process along with its slowness led to less improvement during the quarter ended September 30, 2023 than we had expected.

Overall, the fundamentals of our business remain healthy. Long-term, we expect elevated single family home ownership costs, positive household formation trends, modest competitive new supply in most of our major markets and the overall deficit in housing across the country to buffer the impact on our business from the risks of potential economic weakness. We also see our affluent resident base as being resilient to economic uncertainty, including elevated inflation, due to higher levels of disposable income and lower relative rent-to-income ratios.

Liquidity and Capital Resources

With approximately $2.0 billion in readily available liquidity, a strong balance sheet, limited near-term debt maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and take advantage of opportunities. See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2023 and 2022 (amounts in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash flows provided by (used for):
Operating activities	$1,188,524	$1,120,228
Investing activities	$(468,355)	$243,336
Financing activities	$(730,614)	$(1,602,333)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2023.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the nine months ended September 30, 2023 as compared to the prior year period, increased by approximately $68.3 million as a direct result of the NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures. For the nine months ended September 30, 2023, key drivers were:

•
Acquired four consolidated rental properties for approximately $324.5 million in cash, inclusive of $53.5 million in assumed mortgage debt with a discount of approximately $11.2 million on one acquired property;
•
Disposed of eight consolidated rental properties, receiving net proceeds of approximately $191.7 million;
•
Invested $60.2 million primarily in development projects;
•
Invested $229.8 million in capital expenditures to real estate; and
•
Invested $35.1 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders/unitholders and other Common Share activity. For the nine months ended September 30, 2023, key drivers were:

•
Obtained $550.0 million in fixed rate mortgage debt;
•
Obtained $22.9 million in variable rate construction mortgage debt;
•
Repaid $933.2 million on mortgage loans (inclusive of scheduled principal repayments);
•
Received $25.2 million to settle nine forward starting swaps in conjunction with an interest rate lock of $530.0 million of secured notes;
•
Acquired our joint venture partner’s 10% interest in an apartment property for $3.7 million in cash (remaining $0.9 million was funded by ERPOP's issuance of 3.00% Series Q Preference Units);

•
Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $14.1 million; and
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $767.4 million.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of September 30, 2023 and December 31, 2022 (amounts in thousands):

	September 30, 2023	December 31, 2022
Cash and cash equivalents	$39,250	$53,869
Restricted deposits	$87,477	$83,303
Unsecured revolving credit facility availability	$1,996,580	$2,366,537

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

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of October 26, 2023 (amounts in thousands):

October 26, 2023
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(439,655)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,415)
Unsecured revolving credit facility availability	$2,056,930

Dividend Policy

The Company declared a dividend/distribution for the first, second and third quarters of 2023 of $0.6625 per share/unit in each quarter, an annualized increase of 6.0% over the amount paid in 2022. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in October 2023 amounted to $259.6 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended September 30, 2023.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $28.6 billion in investment in real estate on the Company’s balance sheet at September 30, 2023, $25.5 billion or 89.1% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise. For additional details, see Item 1A, Risk Factors of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of September 30, 2023 is as follows:

Debt Summary as of September 30, 2023

($ in thousands)

	Debt Balances (1)	% of Total
Secured	$1,634,726	21.9%
Unsecured	5,844,531	78.1%
Total	$7,479,257	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,397,970	18.7%
Unsecured – Public	5,346,895	71.5%
Fixed Rate Debt	6,744,865	90.2%
Floating Rate Debt:
Secured – Conventional	—	—
Secured – Tax Exempt	236,756	3.2%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	497,636	6.6%
Floating Rate Debt	734,392	9.8%
Total	$7,479,257	100.0%

(1)
The Company has no significant debt maturities until June 2025, other than commercial paper, which is supported by its revolving credit facility due 2027.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the nine months and quarters ended September 30, 2023 and 2022:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2023	2022	2023	2022
Net income	$546,219	$641,641	$181,286	$335,165
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(5,299)	(2,726)	(3,217)	(1,143)
Preferred/preference distributions	(2,318)	(2,318)	(773)	(773)
Net income available to Common Shares and Units / Units	538,602	636,597	177,296	333,249
Adjustments:
Depreciation	661,921	667,896	224,736	214,129
Depreciation – Non-real estate additions	(3,291)	(3,189)	(1,032)	(1,075)
Depreciation – Partially Owned Properties	(1,599)	(2,097)	(544)	(543)
Depreciation – Unconsolidated Properties	1,921	1,897	695	657
Net (gain) loss on sales of unconsolidated entities - operating assets	—	(9)	—	—
Net (gain) loss on sales of real estate properties	(127,034)	(304,346)	(26,912)	(196,551)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	2,336	—	2,336	—
FFO available to Common Shares and Units / Units (1) (3) (4)	1,072,856	996,749	376,575	349,866
Adjustments:
Write-off of pursuit costs	2,739	3,296	746	781
Debt extinguishment and preferred share redemption (gains) losses	1,143	4,316	1,096	3,847
Non-operating asset (gains) losses	(4,735)	(1,174)	(5,766)	156
Other miscellaneous items	14,831	1,832	3,488	2,017
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,086,834	$1,005,019	$376,139	$356,667

FFO (1) (3)	$1,075,174	$999,067	$377,348	$350,639
Preferred/preference distributions	(2,318)	(2,318)	(773)	(773)
FFO available to Common Shares and Units / Units (1) (3) (4)	$1,072,856	$996,749	$376,575	$349,866

Normalized FFO (2) (3)	$1,089,152	$1,007,337	$376,912	$357,440
Preferred/preference distributions	(2,318)	(2,318)	(773)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,086,834	$1,005,019	$376,139	$356,667

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

Item 4. Controls and Procedures

Equity Residential

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2023, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of September 30, 2023, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended September 30, 2023, EQR issued 681,967 Common Shares in exchange for 681,967 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2023, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

EQUITY RESIDENTIAL

Date:	November 2, 2023	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2023	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	November 2, 2023	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 2, 2023	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)