Form 10-K
period 2023-12-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2024-02-15
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $25.0 billion based upon the closing price on June 30, 2023 of $65.97 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of whom may not be held to be affiliates upon judicial determination.

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 8, 2024 was 379,553,591.

Auditor Firm Id:	42	Auditor Name:	Ernst and Young LLP	Auditor Location:	Chicago, Illinois, USA

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information that will be contained in Equity Residential’s Proxy Statement relating to its 2024 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2023, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 97.0% owner of ERP Operating Limited Partnership.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2023 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of December 31, 2023 owned an approximate 97.0% ownership interest in, ERPOP. The remaining 3.0% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

		PAGE
PART I.

Item 1.	Business	6

Item 1A.	Risk Factors	12

Item 1B.	Unresolved Staff Comments	23

Item 1C.	Cybersecurity	23

Item 2.	Properties	24

Item 3.	Legal Proceedings	26

Item 4.	Mine Safety Disclosures	27

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28

Item 6.	Reserved	28

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	44

Item 8.	Financial Statements and Supplementary Data	45

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	45

Item 9A.	Controls and Procedures	45

Item 9B.	Other Information	46

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	46

PART III.

Item 10.	Trustees, Executive Officers and Corporate Governance	47

Item 11.	Executive Compensation	47

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	47

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence	47

Item 14.	Principal Accountant Fees and Services	47

PART IV.

Item 15.	Exhibit and Financial Statement Schedules	48

Item 16.	Form 10-K Summary	48

EX-4.1

EX-4.3

EX-21

EX-23.1

EX-23.2

EX-31.1

EX-31.2

EX-31.3

EX 31.4

EX-32.1

EX-32.2

EX-32.3

EX-32.4

EX-97

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

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

EQR is the general partner of, and as of December 31, 2023 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Certain capitalized terms used herein are defined in the Notes to Consolidated Financial Statements or the Definitions section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. See also Note 17 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s segment disclosures.

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

Business Objectives and Operating and Investing Strategies

Overview

The Company is one of the largest U.S. publicly-traded owners and operators of high quality rental apartment properties, with an established presence in Boston, New York, Washington, D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle, and an expanding presence in Denver, Atlanta, Dallas/Ft. Worth and Austin. Through our ownership in these markets, we seek to optimize our portfolio by balancing risk and maximizing returns. We believe that this portfolio will allow us to produce more consistent cash flows in a volatile world where local market conditions may cause operating fundamentals to change rapidly. We believe our markets are knowledge centers of the U.S. economy that draw employers and their talented affluent workers that drive economic growth in the United States. We believe the locations of our properties in these markets are attractive to these affluent knowledge workers (who often choose to rent for lifestyle reasons) that we hope to convert into satisfied long-term residents.

We believe we have created an industry-leading operating platform and balance sheet to run our properties. Our employees are focused on delivering remarkable customer service to our residents so they will stay with us longer, be willing to pay higher rent for a great experience and will tell others about how much they love living in an Equity Residential property. We utilize technology and other innovative methods of engagement with our residents to foster relationships and community, improve the resident experience and operate our business more efficiently. We pair that with disciplined balance sheet management that enhances returns and value creation while maintaining flexibility to take advantage of future opportunities. We believe that our stakeholders value stability, liquidity, predictability and accountability and that is the mission to which we remain unwaveringly committed.

Despite overall economic concerns, demand to live in our apartment communities remains healthy and we believe that the long-term prospects for our business remain strong. Our business benefits from elevated single family home ownership costs, positive household formation trends and the overall deficit in housing across the country, especially in the areas in which we are investing. Our well-located communities provide an exceptional experience for our residents around dynamic cities that we believe will continue to attract affluent long-term renters.

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

Investment Strategy

The Company’s long-term strategy is to invest in apartment properties located in strategically targeted markets with the goal of maximizing our risk-adjusted total returns by balancing current cash flow generation with long-term capital appreciation. We seek to meet this goal by investing in markets that are characterized by conditions favorable to multifamily property operations over the long-term. Our multi-pronged investment strategy featuring acquisitions, new stand-alone and expansion developments, densifying developments and accretive renovations of existing properties is focused on optimizing and balancing our portfolio in terms of location, including between our established and expansion markets and between urban and suburban submarkets within those markets. The markets we focus on generally feature one or more of the following characteristics that allow us to drive performance:

•
Large and diverse economic drivers. Our markets are some of the largest cities in the United States. They are markets that generally attract a variety of large and diverse industries and businesses. They include a number of submarkets that are attractive for long-term multifamily ownership and are positioned to capture future demand.
•
High costs of single family home ownership. Elevated single family home ownership costs (large down payments, high interest rates, etc.), low for sale inventory and existing homeowners that are reluctant to sell given favorable locked-in financing all support renting in the long-term, especially in the markets in which we operate.
•
Strong high quality job growth. Our markets attract and create high quality jobs that are often focused in growing areas of the knowledge-based economy. These jobs result in the significant presence and growth in affluent renters that work in the highest earning sectors of the economy, are not rent burdened and are attracted to our type of properties. This creates the ability to raise rents more readily in good economic times and reduces risk during downturns. Many of these affluent workers are employed in the fields of Science, Technology, Engineering and Mathematics, or STEM jobs, as well as financial services, medical, legal and other higher-earning professions.
•
Significant apartment demand that meets new apartment supply. We remain focused on owning and operating properties in markets and submarkets where the supply of apartments is met with strong demand. While at times supply and demand imbalances may occur, over the long-term we believe that the dynamics in our markets will support superior long-term returns.

We also focus on resiliency/environmental and regulatory issues when choosing which markets/submarkets in which to concentrate our investment efforts. We conduct climate resilience analyses and assess the regulatory climate to identify potential risks and opportunities as part of our due diligence process for new acquisitions and developments, as well as potential markets for portfolio expansion. Resiliency and regulatory issues also factor into our decisions to dispose of certain properties and/or exit certain submarkets.

We believe our strategy capitalizes on the preference of renters of all ages to live in the locations where we operate which typically are near transportation (both public transit and convenient highway access), entertainment, employment centers/universities and cultural and outdoor amenities. Furthermore, we believe that demand for rental housing will continue to be driven primarily through household formations from the younger segments of our population, particularly Generation Z, while retaining Millennials for longer, and to a lesser extent, capturing the aging Baby Boomer generation.

•
Generation Z is approximately 70 million people born between 1997 and 2012. This cohort is entering prime renter age and is expected to continue to be an important source of demand.
•
Millennials are individuals born between 1981 and 1996, totaling approximately 72 million people, and continue to be a significant portion of the renter population. They also tend to remain renters longer due to the high cost of single family home ownership, societal trends favoring delays in marriage and having children and caution around making large financial commitments during uncertain economic times.

•
Baby Boomers, a demographic of more than 68 million people born between 1946 and 1964, also may trend toward apartment rentals as they downsize and enter retirement in vibrant cities.

The Company continues to allocate capital in order to optimize performance by balancing current cash flow growth with long-term capital appreciation. We have done so by adding expansion markets to our portfolio when certain submarkets in those markets meet many of the same characteristics listed above. Expansion into these markets of Denver, Atlanta, Dallas/Ft. Worth and Austin includes investments in both urban and suburban properties in select submarkets and is generally being funded by reducing exposure to older or lower returning assets in selected established markets. Development also plays an important role in our capital allocation. Development activity is focused on our in-house pipeline and redevelopment of some existing operating properties and our strategic partnerships and joint-ventures with third-party developers in both established and expansion markets. The Company remains committed to development as a driver of external growth but acknowledges its incremental risk, particularly in higher inflationary cost environments, when evaluating it as a method of expansion.

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

Operations and Innovation

We attempt to balance occupancy and rental rates to maximize our revenue while exercising tight cost control to generate the highest possible cash flow generation to our shareholders. Our focus on operating efficiency and delivery of an exceptional resident living experience has driven strong Physical Occupancy and a high Percentage of Residents Renewing while achieving strong renewal rate growth.

We deliver this performance through rapidly evolving technology and innovation that is increasingly prevalent in our industry. We have been and continue to be a leader in deploying and investing in property technology to serve our customers better and operate more efficiently. Having a history as a first mover in such important areas as online leasing, we are focused on technology that drives superior margins and improves customer experience. We use a standardized purchasing system to control our operating expenses and a business intelligence platform and other data analytics that allow our team members to quickly identify and address issues and opportunities. Many of these initiatives allow us to interact with our customers in a safe, responsible and convenient manner, including self-guided tours, automated responses to customer inquiries and enhanced service and maintenance management. While we believe areas such as “smart home” technology and others will provide the foundation for current and future improvements to how we do business, we will continue to consider the cost and longevity of technology capital investments and their benefits.

Our Commitment to Corporate Responsibility

At Equity Residential, we believe focusing on corporate responsibility is a key way to programmatically address stakeholder concerns as part of our corporate purpose as we recognize the profound impact that the real estate industry can have on our environment and society as a whole. We strive to create and maintain a sustainable portfolio that not only has a low environmental footprint, but also one that is attractive to our customers and the community and resilient to the changing climate. We apply best practices for sustainability across all aspects of our real estate business. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. Multifamily housing is one of the most environmentally-friendly uses of real estate, as each property provides homes for hundreds of families in a denser shared environment. We consider building locations based on walkability, accessibility, neighborhoods and communities. Our properties support amenities such as fitness centers and we select locations near shops, restaurants, outdoor amenities such as bike/running paths and health clubs, enabling a low carbon footprint lifestyle for our residents to live, work and play.

Equity Residential’s sustainability program actively manages environmental impacts and climate-related risks and opportunities through optimized, financially responsible capital investments and technologies. We methodically focus on energy, water, waste and emissions to advance the program’s policies, targets and resilience outcomes as well as our shareholders' long-term financial interests. Together, we believe our program drives long-term asset value, responsibly manages risks and engages our communities, residents, employees and shareholders as part of our broader sustainability strategy and commitment to good corporate citizenship and maximizing investment performance. Our expertise has shown that as real estate owners, developers and managers, we have the ability to make a positive impact on the environment while also enhancing our financial performance and strengthening our organization’s sense of purpose.

To further strengthen our commitments to sustainability initiatives, we set ambitious targets to reduce our environmental impact across the portfolio aligned with global climate change initiatives. For example, we recently set a science-based target to reduce our absolute Scope 1, 2, and 3 greenhouse gas emissions (from our two biggest categories) by 30% by 2030 from a 2018 base year. We continue to enhance our environmental disclosure efforts by calculating and disclosing our Scope 3 emissions.

We also issued two sustainable fixed-income instruments (each a “green bond”) designed to support projects that contribute to environmental sustainability, becoming the first multifamily REIT to ever issue a green bond. The Company also has a $10.0 million investment in a fund focused on early stage sustainability and climate change mitigation technology relevant to the built environment.

As detailed below, we have a commitment to our employees’ engagement, diversity and inclusion and wellness that serves as the foundation of our corporate purpose. We celebrate differences and are committed to cultivating an inclusive environment of belonging for all employees, driving excellence through shared perspectives and collaborative innovation. We also recognize that a successful company must incorporate the best corporate governance practices in order to better serve its stakeholders. Consistent with the Company's purpose and commitment to the incorporation of corporate responsibility concepts in all aspects of its business, executive compensation includes a goal which focuses on environmental, social and governance factors.

For additional information regarding our corporate responsibility efforts, see our 2023 Environmental, Social and Governance Report at our website, www.equityapartments.com, which includes third-party limited assurance covering some of the environmental metrics included in the report. The report, which includes Sustainability Accounting Standards Board disclosures and incorporates recommendations from the Task Force on Climate-Related Financial Disclosures, was reviewed and approved by the Corporate Governance Committee of our Board of Trustees, which monitors the Company’s ongoing corporate responsibility efforts. The Environmental, Social and Governance Report is not part of or incorporated into this report. Furthermore, our annual proxy statements contain additional information on our corporate responsibility efforts, including detailed information regarding our corporate governance practices. Such annual proxy statements and the information contained therein are not part of nor incorporated into this report, except as otherwise provided herein.

Human Capital

At Equity Residential, our team of approximately 2,400 employees is the driving force of our success. We believe that our richly diverse work environment captures top talent, cultivates the best ideas and creates the widest possible platform for this success in line with our corporate purpose of “Creating communities where people thrive”. Our core principles, affectionately named “Ten Ways to Be a Winner,” guide our behavior as individuals and collectively as a team, helping us in our goal to deliver market-leading performance. As part of our Ten Ways to Be a Winner, we encourage our team members to raise questions, take educated risks, offer new ideas and help us make the right decisions. One way we live the “Ten Ways” is by enriching our culture through our core “Equity Values," which include Diversity & Inclusion, Social Responsibility, Sustainability and Total Wellbeing. We have assembled the Equity Values Council, a diverse employee group reflective of the broader Company, to lead our efforts on these values by acting as change agents to drive initiatives, create goals and awareness, and encourage colleagues to participate in community service activities and wellness initiatives.

Diversity and Inclusion

•
Our commitment to diversity and inclusion starts with a highly skilled and diverse Board of Trustees.
•
We are committed to fostering a safe, inclusive and productive workplace for all employees. We believe providing a work environment based on respect, trust and collaboration creates an exceptional employee experience where employees can bring their whole selves to work and thrive in their careers. In recent years, we have created dedicated Diversity and Inclusion staffing to oversee this crucial work.
•
To further prioritize the importance of our diversity and inclusion efforts, our executives’ annual compensation goals include an evaluation of objective metrics measuring our Company’s progress in this regard.
•
We have the benefit of a diverse workforce, of which over 60% currently identify as ethnically diverse.

•
A diversity and inclusion lens is embedded in our talent review processes. This includes the development of our Overcoming Bias in Performance Review Toolkit, which is designed to provide practical bias interrupters and guidelines to improve fairness in the performance evaluation process.
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
•
Our 2023 engagement score of 78% favorability is very strong, especially given changes in employee expectations in the wake of the pandemic. Our Diversity & Inclusion Index score of 84% demonstrated significant employee favorability for the initiatives taking place and a greater sense of belonging.
•
Executive leaders are assessed annually on their leadership results for diversity and inclusion, engagement and manager completion of Ethics and Positive Workplace training, which for 2023 were measured by an employee experience survey and course completion rates.

Training and Development

•
We believe a successful workplace is one where employees constantly learn and grow. Our HR Transformation Learning & Development (“L&D”) team works regularly with leaders and employees to expand their knowledge and skills. L&D develops and delivers a wide range of training and development opportunities, from tactical to strategic, face-to-face to virtual, social learning to self-directed learning, and more.

Health, Safety and Wellness

•
Equity Residential is committed to providing the tools and resources to help our employees achieve total wellbeing. Having a thriving employee base is the pinnacle of our total wellbeing efforts. When employees bring their whole self to work, perform their best and are well supported, they can make powerful contributions to the business, culture and our communities. Whether physical, mental, financial, career, social or community wellbeing, Equity Residential offers benefits to help meet our employee needs.
•
Physical Wellbeing: Equity Residential is focused on providing benefits that help our employees achieve balance and address good health proactively, with coverage for ongoing needs and emergencies that can arise as well. Long before healthcare reform, Equity Residential made a commitment to cover 100% of employee preventive care. This commitment—and our robust and highly popular wellness program—has made proactive personal healthcare more accessible and manageable for employees, while encouraging ongoing healthy behaviors and rewarding employees for taking a proactive approach to their health.
•
Mental Wellbeing: We strive to make mental healthcare accessible. Our communications are designed to highlight awareness-building and our resources are centered around culturally competent care that scales toward employees’

needs. This includes educational resources for maintaining mental health, online mobile apps to address or discuss ways to improve, and partnerships with virtual care providers and support networks for those who need immediate and critical support. All employees and their family members have access to five free counseling sessions (per year per presenting matter) through our Employee Assistance Program. Understanding the importance of a mentally healthy workforce, we also added an industry-leading meditation app, free to all employees and their family members, designed to promote mental health. Our dedication to mental wellness is reflected in providing tools like this, fostering a culture that values self-care and effective mental health practices.
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
•
Career Wellbeing: When employees move up in skill and experience, so does Equity Residential. We encourage our employees to Test their Limits (one of the Ten Ways), push the boundaries of their comfort zones and seek new challenges through several learning resources and courses, in addition to tuition reimbursement. We actively promote from within, and many senior corporate and property leaders have risen from entry level or junior positions.
•
Social and Community Wellbeing: We offer a number of benefits that foster social and community wellbeing, including paid time off to volunteer in our communities.
•
Equity Residential continues to partner with Employees1st to provide financial relief via a crisis fund for employees struck by personal hardships or unforeseen disasters. The Company contributes funds to further support employees who experience unforeseen or catastrophic hardship. We are proud that this program allows yet another avenue for us to tangibly demonstrate a one team culture by ensuring that employees feel safe and supported during extreme circumstances.

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

Investing in real estate is subject to varying degrees and types of risk. While we seek to mitigate these risks through various strategies, including geographic diversification, market research and proactive asset management, among other techniques, these risks cannot be eliminated entirely. Factors that may impact cash flows and real estate values include, but are not limited to:

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
•
Changes in social preferences, demographics or migration patterns; and
•
Additional risks that are discussed below.

The geographic concentration of our properties could have an adverse effect on our operations.

While the Company continues to diversify its portfolio with the addition of the expansion markets, the Company’s properties are still predominantly concentrated in our established coastal markets (generally within certain dense urban and suburban submarkets). If one or more of these markets is unfavorably impacted by specific geopolitical and/or economic conditions, local real estate conditions, increases in social unrest, increases in real estate and other taxes, reduced quality of life, deterioration of local or state government health, rent control or rent stabilization laws, other similar regulations, or localized environmental and climate issues, the impact of such conditions may have a more negative impact on our results of operations than if our properties were more geographically diverse. Additionally, to the extent that these markets or submarkets become less desirable to operate in, including changes in multifamily housing supply and demand, our results of operations could be more negatively impacted than if we were more diversified within our markets or invested in a greater number of markets.

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

Additionally, our properties face competition for residents as a result of innovations in technology and amenities. Therefore, we may not be able to retain residents or attract new residents if we are unable to identify and cost effectively implement new, relevant technologies/amenities and keep up with constantly changing resident demand for the latest innovations in these areas.

The short-term nature of apartment leases exposes us more quickly to the effects of declining market rents, potentially making our results of operations and cash flows more volatile.

Generally, our residential apartment leases are for twelve months or less. If the terms of the renewal or releasing are less favorable than current terms, then the Company’s results of operations and financial condition could be negatively affected. Given our generally shorter-term lease structure, our rental revenues are impacted by declines in market rents more quickly than if our leases were for longer terms. In addition, operating expenses associated with each property, such as real estate taxes, insurance, utilities, maintenance costs and employee wages and benefits, may not decline at all or decline at the same rate as revenues when circumstances might cause a reduction of those revenues at our properties.

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

Competition may prevent us from acquiring properties on favorable terms.

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

Furthermore, we have in the past and may in the future decide to invest in expansion markets outside of our existing established markets by acquiring and/or developing properties in accordance with the Company's long-term investment strategy. Our historical experience in our established markets does not ensure that we will be able to operate successfully in new markets, should we choose to enter them. Entering into new markets may expose us to a variety of risks, including an inability to accurately evaluate local market conditions and local economies, to identify appropriate acquisition and/or development opportunities, to hire and retain key personnel and a lack of familiarity with local governmental regulations.

Construction risks on our development projects could affect our profitability.

We intend to continue to develop multifamily properties through both wholly owned and joint venture arrangements as part of our business strategy. Development often includes long planning and entitlement timelines, subjecting the projects to changes in market conditions. It can involve complex and costly activities, including significant environmental remediation or construction work in our markets. We have experienced and may continue to experience an increase in costs due to general disruptions that affect the cost of labor and/or materials, such as supply chain disruptions, trade disputes, tariffs, labor unrest, geopolitical conflicts or other factors that create inflationary pressures. We may abandon opportunities that we have already begun to explore for a number of reasons, and as a result, we may fail to recover costs already incurred in exploring those opportunities. We may also be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third-party permits and authorizations. These and other risks inherent in development projects, including the joint venture risks noted below, could result in increased costs or the delay or abandonment of opportunities.

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
•
Our partners may be in a position to take action or withhold consent contrary to our recommendations, instructions or requests; and
•
The possibility that our partner is either unable to or unwilling to complete their contractual development activities.

At times we have entered into agreements providing for joint and several liability with our partners. We have in the past and may in the future choose to guarantee part of or all of certain joint venture debt or to act as a lender to the joint venture itself. We and our respective joint venture partners may each have the right to trigger a buy-sell arrangement that could cause us to sell our interest, or acquire our partner's interest, at a time or price that is unfavorable to us. Each joint venture agreement is individually negotiated and our ability to operate, finance or dispose of properties and interests in such joint ventures in our sole discretion may be limited to varying degrees depending on the terms of the applicable joint venture agreement. To the extent we have commitments to, on behalf of or are dependent on any such off-balance sheet commitments, or if those commitments or their properties or leases are subject to material contingencies, our liquidity and financial condition could be adversely affected.

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

We are subject to risks involved in activity through real estate technology and other real estate fund investments.

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. Noncontrolling interests and passive investments are inherently risky because we have limited ability to influence business decisions. The managers of such investments have autonomy over the day-to-day operations of the business and may make business, financial or management decisions with which we do not agree or take risks or otherwise act in a manner that does not serve our interests. In addition, the market for the technologies or products these companies are developing are typically in the early stages and may not materialize to the expected scale, causing these companies to abandon, modify or alter their product, service or overall strategy. Further, there is no assurance that these companies can obtain additional capital or resources or generate sufficient cash flow to sustain operations and successfully execute their strategy. The performance of these investments may also rely on the services of a limited number of key individuals, the loss of whom could significantly adversely affect such investments’ performance. As a result, we may recognize an impairment of our investment or be unable to sell or otherwise monetize any of the investments we have acquired or may acquire in the future.

We are subject to risks related to our properties that are subject to ground leases.

We have entered into, and may continue in the future to enter into, long-term ground leases with respect to assets that may restrict our ability to finance, sell or otherwise transfer our interests in these properties, limit our use and expose us to loss of the properties if such agreements are breached by us or terminated. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to operate the properties. In addition, as we get closer to the lease termination dates, the values of the properties could decrease if we are unable to agree upon an extension of the lease with the lessor. Certain of these ground leases have payments subject to annual escalations and/or periodic fair market value adjustments which could adversely affect our financial condition or results of operations.

We face certain risks related to our Non-Residential operating activities.

The Non-Residential space (includes retail and public parking garage operations) at our properties primarily serves as an additional amenity for our residents and neighbors. The longer-term nature of our Non-Residential leases (generally five to ten years with market based renewal options) and the characteristics of many of our Non-Residential tenants (generally small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our existing Non-Residential space expire, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. The presence of competitive alternatives and other market conditions (including online shopping) may affect our ability to lease our Non-Residential space and impact the level of rents we can obtain. If our Non-Residential tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions, such as rent abatements and deferrals, in order to continue operations or cease their operations, any or all of which could lead us to record a non-cash write-off of a tenant's straight-line rent receivable (like we did in 2023 due to the Rite Aid bankruptcy) and could adversely impact our results of operations and financial condition.

The Company’s real estate assets may be subject to impairment charges.

A decline in the fair value of our assets may require us to recognize an impairment against our assets under accounting principles generally accepted in the United States (“GAAP”) if we were to determine that, with respect to any assets in unrealized loss positions, we do not have the ability and intent to hold such assets for a period of time sufficient to allow for recovery of the depreciated cost of such assets. If such a determination were to be made, we would recognize unrealized losses through earnings and write-down the depreciated cost of such assets to a new cost basis, based on the fair value of such assets on the date they are considered to be impaired. Such impairment charges reflect non-cash losses at the time of recognition; subsequent disposition or sale of such assets could further affect our future losses or gains, as they are based on the difference between the sale price received and adjusted depreciated cost of such assets at the time of sale. If we are required to recognize material asset impairment charges, these charges could adversely affect our financial condition and results of operations.

Corporate responsibility, specifically related to sustainability efforts, may impose additional costs and expose us to new risks.

Corporate responsibility evaluations remain highly important to some investors and other stakeholders. Certain organizations that provide corporate governance and other corporate risk advisory services to investors have developed scores and ratings to evaluate companies and investment funds based upon corporate responsibility metrics. Many investors focus on positive corporate responsibility-related business practices and scores when choosing to allocate their capital and may consider a company's score as a reputational or other factor in making an investment decision. Government regulators' and investors' increased focus and activism related to corporate responsibility and similar matters may constrain our business operations or increase expenses or capital expenditures. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of corporate responsibility factors. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, the criteria by which companies are rated for their efforts may change, which could cause us to receive lower scores than in previous years. A low rating could result in a negative perception of the Company, exclusion of our securities from consideration by certain investors who may elect to invest with our competition instead and/or cause investors to reallocate their capital away from the Company, all of which could have an adverse impact on the price of our securities.

Our various technology-related initiatives to improve our operating margins and customer experience may fail to perform as expected.

We have developed and may continue to develop initiatives that are intended to serve our customers better and operate more efficiently, including “smart home” technology and self-service options that are accessible to residents through smart devices or otherwise. Such initiatives have involved and may involve our employees having new or different responsibilities and processes with which they may be unfamiliar. We may incur significant costs and divert resources in connection with such initiatives, and these initiatives may not perform as expected, which could adversely affect our business, results of operations, cash flows and financial condition.

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

The stock markets, including the New York Stock Exchange on which we list our Common Shares, have experienced significant price and volume fluctuations over time, including in recent years. As a result, the market price of our Common Shares has been and could continue to be similarly volatile. Investors in our Common Shares consequently may experience a decrease in the value of their shares, including decreases due to this volatility and not necessarily related to our operating performance or prospects. Additionally, the market price of our Common Shares may decline or fluctuate significantly in response to the sale of substantial amounts of our Common Shares, or the anticipation of the sale of such shares, by large holders of our securities, as well as our inclusion or exclusion from stock indices. The issuance of additional Common Shares by the Company, or the perception that such issuances might occur, could also cause significant volatility and decreases in the value of our shares. Continuing high interest rates can also negatively impact the value of our Common Shares, not just through higher interest expense on our debt, but also as investors and markets discount our earnings more and/or assume slower growth in earnings.

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

Failure to hedge effectively against interest rate changes may adversely affect our results of operations.

From time to time when we anticipate issuing debt securities, we may seek to limit our exposure to fluctuations in interest rates during the period prior to the pricing of the securities by entering into interest rate hedging contracts. Also, from time to time we may rely on interest rate hedging contracts to limit our exposure under variable rate debt to unfavorable changes in market interest rates. The settlement of interest rate hedging contracts may involve material charges. In addition, our use of interest rate hedging arrangements may expose us to additional risks, including a risk that a counterparty to a hedging arrangement may default on the contract. There can be no assurance that our hedging activities will be effective and have the desired beneficial impact on our results of operations or financial condition.

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

In part due to increasing pressure from advocacy groups, a growing number of state and local governments have enacted and may continue to consider enacting and/or expanding rent control, rent stabilization, eviction moratoriums or other similar regulations. In addition, the federal government has recently considered imposing rent regulations on multifamily properties secured by government-sponsored debt. These regulations specifically and/or effectively limit or could continue to limit our ability to raise rents or charge certain fees (either of which could have a retroactive effect), enforce residents’ or tenants’ contractual rent obligations or pursue collections, all of which could have an adverse impact on our operations and property values.

Compliance or failure to comply with regulatory requirements could result in substantial costs.

Our properties are subject to various federal, state and local regulatory requirements, such as state and local fire and life safety requirements, building and zoning codes, environmental and other related regulations, and federal, state and local accessibility requirements, including and in addition to those imposed by the Americans with Disabilities Act and the Fair Housing Act. Noncompliance could result in fines, subject us to lawsuits and require us to remediate or repair the noncompliance. Existing requirements could change and compliance with future requirements may require significant unanticipated expenditures that could adversely affect our financial condition or results of operations.

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

Certain provisions of Maryland law applicable to REITs prohibit “business combinations” (including certain issuances of equity securities) with any person who beneficially owns ten percent or more of the voting power of outstanding securities, or with an affiliate who, at any time within the two-year period prior to the date in question, was the beneficial owner of ten percent or more of the voting power of the Company’s outstanding voting securities (an “Interested Shareholder”), or with an affiliate of an Interested Shareholder. These prohibitions last for five years after the most recent date on which the Interested Shareholder became an Interested Shareholder. After the five-year period, a business combination with an Interested Shareholder must be approved by two super-majority shareholder votes unless, among other conditions, holders of common shares receive a minimum price for their shares and the consideration is received in cash or in the same form as previously paid by the Interested Shareholder for its common shares. As permitted by Maryland law, however, the Board of Trustees of the Company has opted out of these restrictions with respect to any business combination involving certain of Samuel Zell's affiliates and persons acting in concert with them. Consequently, the five-year prohibition and the super-majority vote requirements will not apply to a business combination involving us and/or any of them. Such business combinations may not be in the best interest of our security holders.

General Risk Factors

Risk of Pandemics or Other Health Crises.

Pandemics, epidemics or other health crises have and could in the future disrupt our business. Both global and locally targeted health events could materially affect areas where our properties, corporate/regional offices or major service providers are located. These events have and could in the future have an adverse effect on our business, results of operations, financial condition and liquidity in a number of ways, including, but not limited to:

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

Substantial inflationary pressures can adversely affect us by disproportionately increasing the costs of land, materials, labor and other costs needed to operate our business. In a highly inflationary environment, we may not be able to raise rental rates at or above the rate of inflation, which could reduce our profit margins. If we are unable to increase our rental prices to offset the effects of inflation, our business, results of operations, cash flows and financial condition could be adversely affected. In addition, interest rate increases enacted to combat inflation have caused market disruption and could continue to prevent us from acquiring or disposing of assets on favorable terms or at all.

The occurrence of cyber incidents, or a deficiency in our cybersecurity, could negatively impact our business by causing a disruption to our operations, a compromise or corruption of our confidential information, and/or damage to our reputation and business relationships, all of which could negatively impact our financial results.

A cybersecurity incident is an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through the Company's information systems that jeopardizes the confidentiality, integrity, or availability of our information systems or any information residing therein. These events can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information, including information regarding our residents, prospective residents, employees and employees’ dependents.

Despite system redundancy, the implementation of security measures, required employee awareness training and the existence of a disaster recovery plan for our internal information technology systems, our systems and systems maintained by third-party vendors with which we do business are vulnerable to damage from any number of sources. We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, phishing attempts, social engineering, ransomware or other scams, persons inside our organization or persons/vendors with access to our systems and other significant disruptions of our information technology networks and related systems, including property infrastructure. These risks have increased due to increased reliance on remote working and other electronic interactions with our current and prospective residents. Our information technology networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. We use these systems to manage our resident and vendor relationships, internal communications, accounting and record-keeping systems and many other key aspects of our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks, which also depend on the strength of our procedures and the effectiveness of our internal controls as well as those of vendors with whom we do business. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

We may periodically collect and store personally identifiable information of our residents and prospective residents in connection with our leasing activities, and we may collect and store personally identifiable information of our employees and their dependents. In addition, we often engage third-party service providers that may have access to such personally identifiable information in connection with providing necessary information technology, security and other business services to us. Despite the fact that we monitor and perform a comprehensive review of businesses that we contract with that represent a cybersecurity risk to the organization, the systems of these third-party service providers may contain defects in design or other problems that could unexpectedly compromise personally identifiable information. Although we make efforts to maintain the security and integrity of our information technology networks and those of our third-party providers and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

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

We are also subject to laws, rules, and regulations in the United States, such as the California Privacy Rights Act (“CPRA”), relating to the collection, use, and security of resident, customer, employee and other data. Evolving compliance and operational requirements under the CPRA and the privacy laws of other jurisdictions in which we operate may impose significant costs that are likely to increase over time. Our failure to comply with laws, rules and regulations related to privacy and data protection could harm our business or reputation or subject us to fines and penalties.

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

Our approach to artificial intelligence may not be successful and could adversely affect our business.

We have incorporated and may continue to incorporate the use of generative artificial intelligence ("AI") within our business, and these solutions and features may become more important to our operations or to our future growth over time. Our research and development of AI remains ongoing. There can be no assurance that we will realize the desired or anticipated benefits, or any benefits, and we may fail to properly implement such technology. AI presents risks, challenges and unintended consequences that could affect our adoption and use of this technology. Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as reputational harm.

We depend on our key personnel.

We depend on the efforts of our trustees and executive officers. If one or more of them resign or otherwise cease to be employed by us, our business and results of operations and financial condition could be adversely affected.

Litigation risk could affect our business.

We are involved and may continue to be involved in legal proceedings, claims, class actions, inquiries and governmental investigations in the ordinary course of business. These legal proceedings may include, but are not limited to, proceedings related to consumer, shareholder, securities, antitrust, employment, environmental, development, condominium conversion, tort, eviction and commercial legal issues. Litigation can be lengthy and expensive, and it can divert management's attention and resources. Results cannot be predicted with certainty, and an unfavorable outcome in litigation could result in liability material to our financial condition or results of operations.

Insurance policies can be costly and may not cover all losses, which may adversely affect our financial condition or results of operations.

The Company’s property, general liability and workers compensation insurance policies provide coverage with substantial per occurrence deductibles and/or self-insured retentions. These self-insurance retentions can be a material portion of insurance losses in excess of the base deductibles. While the Company has previously purchased incremental insurance coverage in the event of multiple non-catastrophic occurrences within the same policy year, these substantial deductible and self-insured retention amounts do expose the Company to greater potential for uninsured losses and this additional coverage may not be available at all or on commercially reasonable terms in the future. We believe the policy specifications and insured limits of these policies are adequate and appropriate; however, we may not always be able to place the desired amount of third-party coverage due to a significant increase in insurance premiums and deductibles or a decrease in the availability of coverage, a combination of which have exposed and could further expose the Company to uninsured losses. As a result, our financial results could be adversely affected and may vary significantly from period to period.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk management and strategy

We have an enterprise-wide information security program designed to protect our information systems from cybersecurity threats. We identify and assess risks from cybersecurity threats by monitoring and evaluating our digital assets and our risk profile using various methods. We monitor security events that are internally discovered or externally reported that may affect our systems and have processes and procedures to assess those events for potential cybersecurity impact or risk and consequently improve our security measures and planning. Additionally, we work with third parties from time to time that assist us in refining our cybersecurity risk strategy in order to identify, assess and manage cybersecurity risks, including professional services firms and consulting firms. We seek to detect and investigate unauthorized attempts and attacks against our network and services, and to minimize their occurrence and recurrence through changes or updates to our internal processes and tools and changes or updates to our services; however, we remain potentially vulnerable to known or unknown threats.

Our cybersecurity incident response processes are designed to escalate certain cybersecurity events to members of management depending on the circumstances. Key members of management, including representatives from IT, operations, legal, finance, risk management and internal audit, serve on the Company’s senior security incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified, and certain cybersecurity incidents are escalated to the Company’s executives. In addition, the Company’s incident response processes include potential reporting to the Audit Committee of our Board of Trustees for certain cybersecurity incidents.

We also have a third-party risk management program in place to manage cybersecurity risks associated with third-party service providers. While we do maintain processes and procedures to identify, prioritize and assess risks associated with third-party service providers, we must rely on third parties to augment our security program, and we cannot ensure in all circumstances that their efforts will be successful.

While to date we have not experienced a cybersecurity threat or incident that resulted in a material adverse impact to our business or operations, there can be no guarantee that we will not experience such an incident in the future. Any significant disruption to our systems could adversely affect our business and results of operations. Further, a cyber incident impacting our systems or a third-party’s systems could subject us to business, regulatory, litigation and reputational risk, which could have a negative effect on our business, financial condition and results of operations.

Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. While we maintain cybersecurity insurance, the costs related to cybersecurity threats or disruptions may not be fully insured. See Item 1A, Risk Factors, for a discussion of cybersecurity risks.

Governance

Our Information Technology Security Team, under the oversight of our Senior Vice President of IT and the leadership of our VP of IT Infrastructure and Security, is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The Information Technology Security Team manages and continually enhances a robust enterprise security structure with the ultimate goal of minimizing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. Our Information Technology Security Team possesses decades of experience in navigating cybersecurity threats and mitigating associated risks as a result of holding similar positions at other large companies. Most members of the team hold degrees in cybersecurity and/or related disciplines, have cybersecurity certifications such as Certified Information Systems Security Professional (CISSP) and/or periodically attend various cyber-focused conferences and training programs. Specifically, our Senior Vice President of IT and our VP of IT Infrastructure and Security combined have over 30 years of technology and cybersecurity experience. The team provides regular reports to senior management and affected departments on various cybersecurity threats, assessments and findings.

The Audit Committee of our Board of Trustees oversees our annual enterprise risk management assessment, where we assess key risks within the Company, including security and technology risks and cybersecurity threats. The Audit Committee oversees our ongoing cybersecurity risk management efforts and regularly receives detailed reports from representatives of our Information Technology Security Team addressing a wide range of related topics. At least annually, our IT leadership (and external cybersecurity experts if applicable) reviews key cybersecurity strategies and policies with the full Board of Trustees, including risk assessments, mitigation strategies, areas of emerging risks, incidents and industry trends and other areas of importance.

Item 2. Properties

As of December 31, 2023, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 302 properties located in 10 states and the District of Columbia consisting of 80,191 apartment units. See Item 1, Business, for additional information regarding the Company’s properties and the markets/metro areas upon which we are focused. The Company’s properties are summarized by building type in the following table:

Type	Properties	Apartment Units	Average Apartment Units
Garden	90	24,553	273
Mid/High-Rise	212	55,638	262
	302	80,191	266

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

The Company’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	288	77,131
Partially Owned Properties – Consolidated	14	3,060
	302	80,191

The following table sets forth certain information by market relating to the Company’s properties at December 31, 2023:

Portfolio Summary
Markets/Metro Areas	Properties	Apartment Units	% of Stabilized Budgeted NOI (1)	Average Rental Rate (2)
Established Markets:
Los Angeles	58	14,732	17.1%	$2,929
Orange County	13	4,028	5.4%	2,873
San Diego	12	2,878	4.0%	3,108
Subtotal – Southern California	83	21,638	26.5%	2,942

Washington, D.C.	48	15,028	16.3%	2,657
San Francisco	43	11,667	15.4%	3,303
New York	34	8,536	14.1%	4,566
Boston	27	7,170	11.8%	3,574
Seattle	44	9,267	10.4%	2,561
Subtotal – Established Markets	279	73,306	94.5%	3,145

Expansion Markets:
Denver	9	2,792	2.8%	2,411
Atlanta	7	2,111	1.6%	2,169
Dallas/Ft. Worth	4	1,241	0.7%	1,935
Austin	3	741	0.4%	1,819
Subtotal – Expansion Markets	23	6,885	5.5%	2,188
Total	302	80,191	100.0%	$3,063

Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

(1)
% of Stabilized Budgeted NOI - Represents original budgeted 2024 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.
(2)
Average Rental Rate - Total Residential rental revenues reflected on a straight-line basis in accordance with GAAP divided by the weighted average occupied apartment units for the reporting period presented.

The following tables provide a rollforward of the apartment units included in Same Store Properties (please refer to the Definitions section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Properties	Apartment Units
Same Store Properties at December 31, 2022	283	72,872
2021 acquisitions	16	4,326
2023 dispositions	(11)	(912)
Other	—	11
Same Store Properties at December 31, 2023	288	76,297

	Year Ended December 31, 2023
	Properties	Apartment Units
Same Store	288	76,297
Non-Same Store:
2023 acquisitions	4	1,183
2022 acquisitions	1	172
2021 acquisitions not yet stabilized	1	421
Properties removed from same store (1)	2	819
Lease-up properties not yet stabilized (2)	5	1,298
Other	1	1
Total Non-Same Store	14	3,894
Total Properties and Apartment Units	302	80,191

Note: Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months. Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

(1)
Consists of two properties which were removed from the same store portfolio as discussed further below:
a.
Laguna Clara located in Santa Clara, CA containing 222 apartment units was removed from the same store portfolio in the second quarter of 2022 due to a major renovation and redevelopment project, including the demolition of 42 apartment units. As of December 31, 2023, the property had a Physical Occupancy of 67.4%. This property will not return to the same store portfolio until it is stabilized for all of the current and comparable periods presented.
b.
Pearl MDR located in Marina Del Rey, CA containing 597 apartment units was removed from the same store portfolio in the third quarter of 2022 due to a large scale re-piping and renovation project in which significant portions of the property are being taken offline for extended time periods. As of December 31, 2023, the property had a Physical Occupancy of 64.5%. This property will not return to the same store portfolio until it is stabilized for all of the current and comparable periods presented.
(2)
Consists of properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented. Also includes one former third-party master-leased property that was not stabilized.

For the year ended December 31, 2023, the Company’s same store Physical Occupancy was 95.9% and its total portfolio-wide Physical Occupancy, which includes completed development properties in various stages of lease-up, was 95.4%. Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation.

The properties in various stages of development and lease-up at December 31, 2023 are included in the following table:

Development and Lease-Up Projects as of December 31, 2023
(Amounts in thousands except for project and apartment unit amounts)

								Estimated/Actual
Projects	Location	Ownership Percentage	No. of Apartment Units	Total Budgeted Capital Cost (1)	Total Book Value to Date	Total Debt (2)	Percentage Completed	Start Date	Initial Occupancy	Completion Date	Stabilization Date	Percentage Leased / Occupied
CONSOLIDATED:
Projects Under Development:
Laguna Clara II	Santa Clara, CA	100%	225	$152,621	$78,036	$—	53%	Q2 2022	Q4 2024	Q1 2025	Q4 2025	– / –
Projects Under Development - Consolidated			225	152,621	78,036	—
Projects Completed Not Stabilized:
Reverb (fka 9th and W) (3)	Washington, D.C.	92%	312	108,027	104,651	—	100%	Q3 2021	Q2 2023	Q2 2023	Q3 2024	82% / 79%
Projects Completed Not Stabilized - Consolidated			312	108,027	104,651	—

UNCONSOLIDATED:
Projects Under Development:
Alloy Sunnyside (4)	Denver, CO	80%	209	70,004	62,071	27,304	94%	Q3 2021	Q2 2024	Q2 2024	Q1 2025	– / –
Alexan Harrison (4)	Harrison, NY	62%	450	200,664	175,135	77,058	92%	Q3 2021	Q1 2024	Q4 2024	Q2 2026	– / –
Solana Beeler Park (4)	Denver, CO	90%	270	85,206	56,178	22,858	64%	Q4 2021	Q2 2024	Q3 2024	Q1 2025	– / –
Remy (Toll) (4)	Frisco, TX	75%	357	98,937	77,170	31,494	80%	Q1 2022	Q1 2024	Q4 2024	Q3 2025	– / –
Sadie (fka Settler) (Toll) (4)	Fort Worth, TX	75%	362	82,775	55,522	14,944	69%	Q2 2022	Q2 2024	Q3 2024	Q3 2025	– / –
Lyle (Toll) (3)	Dallas, TX	75%	334	86,332	52,914	21,962	66%	Q3 2022	Q2 2024	Q3 2024	Q1 2026	– / –
Projects Under Development - Unconsolidated			1,982	623,918	478,990	195,620
Total Development Projects - Consolidated			537	260,648	182,687	—
Total Development Projects - Unconsolidated			1,982	623,918	478,990	195,620
Total Development Projects			2,519	$884,566	$661,677	$195,620

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
(2)
Except for Reverb where the Company paid off the third-party construction loan during the year ended December 31, 2023, all non-wholly owned projects are being partially funded with project-specific construction loans. None of these loans are recourse to the Company.
(3)
The land parcels under these projects are subject to long-term ground leases.
(4)
The Total Budgeted Capital Cost on these projects increased by an aggregate of $13.0 million or 2.5% of initial budget primarily due to higher than budgeted interest incurred on construction loans.

Item 3. Legal Proceedings

The Company has been named as a defendant in a number of cases filed in late 2022 and 2023 alleging antitrust violations by RealPage, Inc., a seller of revenue management software products, and various owners and/or operators of multifamily housing, including us, that have utilized these products. The complaints allege collusion among the defendants to illegally fix and inflate the pricing of multifamily rents and seek monetary damages, injunctive relief, fees and costs. All of the cases except for one have been consolidated into a single putative class action in the United States District Court for the Middle District of Tennessee. On December 28, 2023, motions to dismiss this consolidated action, filed by RealPage, Inc. as well as us and our multifamily co-defendants, were denied by the Court and the case is proceeding. Another case with similar allegations has been filed by the District of Columbia against

RealPage, Inc. and a number of multifamily owners and/or operators, including us. We believe these various lawsuits are without merit and we intend to vigorously defend against them. As these proceedings are in the early stages, it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in any of these cases.

As of December 31, 2023, the Company does not believe there is any litigation pending or threatened against it that, individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Share/Unit Information (Equity Residential and ERP Operating Limited Partnership)

The Company’s Common Shares trade on the New York Stock Exchange under the trading symbol EQR. There is no established public market for the Operating Partnership’s Units (OP Units and restricted units). At February 8, 2024, the number of record holders of Common Shares was approximately 1,710 and 379,553,591 Common Shares were outstanding. At February 8, 2024, the number of record holders of Units in the Operating Partnership was approximately 450 and 391,291,526 Units were outstanding.

Unregistered Common Shares Issued in the Quarter Ended December 31, 2023 (Equity Residential)

During the quarter ended December 31, 2023, EQR issued 151,199 Common Shares in exchange for 151,199 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Common Shares Repurchased in the Quarter Ended December 31, 2023

The Company repurchased and retired the following Common Shares during the quarter ended December 31, 2023:

Period	Total Number of Common Shares Purchased (1)	Weighted Average Price Paid Per Share (1), (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1), (3)
October 1, 2023 - October 31, 2023	—	$—	—	13,000,000
November 1, 2023 - November 30, 2023	664,696	$55.44	664,696	12,335,304
December 1, 2023 - December 31, 2023	199,690	$61.28	199,690	12,135,614
Total	864,386	$56.79	864,386

(1)
The Common Shares repurchased during the quarter ended December 31, 2023 represent Common Shares repurchased under the Company’s publicly announced share repurchase program approved by its Board of Trustees. The Company's share repurchase program was publicly announced on July 30, 2013 and the increase to its 13.0 million shares capacity was publicly announced on August 4, 2016. The program does not have an expiration date and may be suspended or discontinued at any time and does not obligate the Company to make any repurchases of its Common Shares. In January 2024, the Company’s Board of Trustees approved replenishing the Company’s share repurchase program authorization back to its original 13.0 million shares.
(2)
Weighted average price paid per share excludes costs associated with the repurchases.
(3)
The number of shares available for purchase under the Company’s publicly announced share repurchase program authorized by the Board of Trustees. The Company may repurchase Common Shares under its share repurchase program in open market or privately negotiated transactions. The timing and actual number of shares repurchased under the repurchase program depend on a variety of factors, including price, general business and market conditions and other investment opportunities.

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

Results of Operations

2022 and 2023 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the years ended December 31, 2022 and 2023:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price		Acquisition Cap Rate
12/31/2021	310	80,407
Acquisitions:
Consolidated Rental Properties	1	172	$113,000		3.5%
Unconsolidated Land Parcels (1)	—	—	$56,886
			Sales Price		Disposition Yield
Dispositions:
Consolidated Rental Properties	(3)	(945)	$(746,150)		(3.4)%
Configuration Changes	—	(37)
12/31/2022	308	79,597
			Purchase Price		Acquisition Cap Rate
Acquisitions:
Consolidated Rental Properties	2	577	$189,734	(3)	5.1%
Consolidated Rental Properties – Not Stabilized (2)	2	606	$176,600		5.9%
			Sales Price		Disposition Yield
Dispositions:
Consolidated Rental Properties	(11)	(912)	$(379,893)		(5.5)%
Completed Developments – Consolidated	1	312
Configuration Changes	—	11
12/31/2023	302	80,191

(1)
The purchase price listed represents the total consideration for the closing of the respective joint ventures.
(2)
The Company acquired two properties in the Atlanta market during the year ended December 31, 2023 that are in lease-up and are expected to stabilize in their second year of ownership at the weighted average Acquisition Cap Rate listed above.
(3)
Purchase price is net of a mark-to-market discount of approximately $11.2 million on a mortgage assumed in connection with the purchase of a property.

Acquisitions

•
The consolidated property acquired in 2022 is located in the San Diego market;
•
In 2022, the Company acquired its joint venture partner’s 25% interest in a 432-unit apartment property located in the Washington, D.C. market for $32.2 million, and the property is now wholly owned;
•
The consolidated properties acquired in 2023 are located in the Atlanta (3) and Denver markets; and
•
In 2023, the Company acquired its joint venture partner's 10% interest in a 200-unit apartment property located in the San Francisco market for $4.6 million, of which the Company paid $3.7 million in cash and ERPOP issued $0.9 million of 3.00% Series Q Preference Units. The property is now wholly owned. The Company also repaid $64.7 million of mortgage debt at par prior to maturity in conjunction with the buyout.

Dispositions

•
The consolidated properties disposed of in 2022 were located in the New York (2) and Washington, D.C. markets and the sales generated an Unlevered IRR of 5.3%; and
•
The consolidated properties disposed of in 2023 were located in the Los Angeles (8), Seattle (2) and San Francisco markets and the sales generated an Unlevered IRR of 11.4%.

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
•
The Company spent approximately $203.6 million during 2022, primarily for consolidated and unconsolidated development projects;
•
The Company stabilized one consolidated apartment property during 2023, located in the San Francisco market, consisting of 200 apartment units totaling approximately $116.4 million of development costs;
•
The Company completed construction on one consolidated apartment property during 2023, located in the Washington, D.C. market, consisting of 312 apartment units totaling approximately $108.0 million of development costs; and
•
The Company spent approximately $118.2 million during 2023, primarily for consolidated and unconsolidated development projects.

Investments in Unconsolidated Entities

•
The Company entered into three separate unconsolidated joint ventures during 2022 for the purpose of developing vacant land parcels in the Dallas/Ft. Worth and Boston (2) markets. The Company’s total investment in these three joint ventures was approximately $66.8 million as of December 31, 2022. One of the projects is related to the Company’s joint venture development program with Toll Brothers, Inc. ("Toll"), which commenced construction during the first quarter of 2022 prior to our entrance into the joint venture; and
•
The Company entered into two separate unconsolidated joint ventures during 2023 for the purpose of developing vacant land parcels in the Boston and Seattle markets. The Company’s total investment in these two joint ventures was approximately $4.9 million as of December 31, 2023.

See Notes 4 and 6 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments and investments in partially owned entities.

Comparison of the year ended December 31, 2023 to the year ended December 31, 2022

The following table presents a reconciliation of diluted earnings per share/unit for the year ended December 31, 2023 as compared to the same period in 2022:

Year Ended December 31
Diluted earnings per share/unit for full year 2022	$2.05
Property NOI	0.29
Interest expense	0.02
Corporate overhead (1)	(0.03)
Net gain/loss on property sales	(0.06)
Non-operating asset gains/losses	0.04
Depreciation expense	(0.01)
Other	(0.10)
Diluted earnings per share/unit for full year 2023	$2.20

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

The following tables present reconciliations of operating income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results (amounts in thousands):

	Year Ended December 31,		2023 vs. 2022
	2023	2022	$ Change	% Change
Operating income	$1,160,585	$1,116,046	$44,539	4.0%
Adjustments:
Property management	119,804	110,304	9,500	8.6%
General and administrative	60,716	58,710	2,006	3.4%
Depreciation	888,709	882,168	6,541	0.7%
Net (gain) loss on sales of real estate properties	(282,539)	(304,325)	21,786	(7.2)%
Total NOI	$1,947,275	$1,862,903	$84,372	4.5%
Rental income:
Same store	$2,754,711	$2,609,766	$144,945	5.6%
Non-same store/other	119,253	125,414	(6,161)	(4.9)%
Total rental income	2,873,964	2,735,180	138,784	5.1%
Operating expenses:
Same store	873,448	837,602	35,846	4.3%
Non-same store/other	53,241	34,675	18,566	53.5%
Total operating expenses	926,689	872,277	54,412	6.2%
NOI:
Same store	1,881,263	1,772,164	109,099	6.2%
Non-same store/other	66,012	90,739	(24,727)	(27.3)%
Total NOI	$1,947,275	$1,862,903	$84,372	4.5%

Note: See Note 17 in the Notes to Consolidated Financial Statements for detail by reportable segment/market. Non-same store/other NOI results consist primarily of properties acquired in calendar years 2022 and 2023, operations from the Company’s development properties, other corporate operations and operations prior to disposition from 2022 and 2023 sold properties.

•
The increase in same store rental income is primarily driven by strong demand and limited new supply, partially offset by a non-cash write-off of approximately $1.5 million in straight-line receivables due to the bankruptcy of Rite Aid.
•
The increase in same store operating expenses is due primarily to:
•
Repairs and maintenance – A $9.9 million increase primarily driven by greater outsourcing due to higher internal staffing utilization to address issues from California rain storms that occurred earlier in 2023;
•
Real estate taxes – A $5.8 million increase due to modest escalation in rates and assessed values; and
•
On-site payroll – An $8.0 million increase due primarily to fewer staffing vacancies as compared to 2022 and elevated employee benefit costs, partially offset by the impact of innovation initiatives.
•
The decrease in non-same store/other NOI is due primarily to:
•
A negative impact of lost NOI from 2022 and 2023 dispositions of $20.2 million;
•
A negative impact of $2.8 million in lower NOI from two properties that have been removed from same store while undergoing major renovations;
•
A negative impact of $18.1 million from a real estate tax transaction adjustment in 2022 that did not reoccur in 2023; and
•
A positive impact of higher NOI from non-stabilized properties acquired during 2021, 2022 and 2023 of $11.2 million and higher NOI from development and other properties in lease-up of $10.9 million.
•
The increase in consolidated total NOI is a result of the Company’s higher NOI from same store properties, largely due to improvement in same store revenues as noted above.

See the Same Store Results section below for additional discussion of those results.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. These expenses increased approximately $9.5 million or 8.6% during the year ended December 31, 2023 as compared to 2022. This increase is primarily attributable to increases in payroll-related costs, workforce/contractors costs and information technology expenses, partially offset by decreases in training/marketing costs and third-party management fees.

General and administrative expenses, which include corporate operating expenses, increased approximately $2.0 million or 3.4% during the year ended December 31, 2023 as compared to 2022, primarily due to increases in payroll-related costs and public company expenses, partially offset by decreases in legal and professional fees and training/marketing costs.

Depreciation expense, which includes depreciation on non-real estate assets, increased approximately $6.5 million or 0.7% during the year ended December 31, 2023 as compared to 2022, primarily as a result of additional depreciation expense on properties acquired in 2023 and 2022, partially offset by lower depreciation from properties sold in 2022 and 2023.

Net gain on sales of real estate properties decreased approximately $21.8 million or 7.2% during the year ended December 31, 2023 as compared to 2022, primarily as a result of the sale of eleven consolidated apartment properties for a lower gain in 2023 as compared to the sale of three consolidated apartment properties in the same period in 2022.

Interest and other income increased approximately $20.2 million during the year ended December 31, 2023 as compared to 2022. The increase is primarily due to an increase in unrealized gains of $13.5 million and realized gains of $2.7 million on various investment securities as well as short-term investment income on cash and restricted deposit accounts due to a higher rate environment and higher overall invested balances, partially offset by decreases in insurance/litigation settlement proceeds received during 2022 that did not occur in 2023.

Other expenses increased approximately $15.8 million during the year ended December 31, 2023 as compared to 2022, primarily due to increases in litigation reserves and data transformation project costs.

Interest expense, including amortization of deferred financing costs, decreased approximately $13.2 million or 4.5% during the year ended December 31, 2023 as compared to 2022. The decrease is primarily due to lower overall debt balances outstanding as compared to the prior year period and higher capitalized interest, partially offset by higher rates on floating debt. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the year ended December 31, 2023 was 3.82% as compared to 3.68% in 2022. The Company capitalized interest of approximately $12.3 million and $7.1 million during the years ended December 31, 2023 and 2022, respectively.

For comparison of the year ended December 31, 2022 to the year ended December 31, 2021, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2022.

Same Store Results

Properties that the Company owned and were stabilized for all of both 2023 and 2022 (the “2023 Same Store Properties”), which represented 76,297 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months. Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

The following table provides comparative total same store results and statistics for the 2023 Same Store Properties:

2023 vs. 2022

Same Store Results/Statistics Including 76,297 Same Store Apartment Units

($ in thousands except for Average Rental Rate)

2023								2022
	Residential	% Change	Non- Residential		% Change	Total	% Change		Residential	Non- Residential	Total
Revenues	$2,657,868	5.7%	$96,843	(1)	1.9%	$2,754,711	5.6%	Revenues	$2,514,711	$95,055	$2,609,766
Expenses	$846,546	4.1%	$26,902		8.9%	$873,448	4.3%	Expenses	$812,894	$24,708	$837,602
NOI	$1,811,322	6.4%	$69,941		(0.6%)	$1,881,263	6.2%	NOI	$1,701,817	$70,347	$1,772,164

Average Rental Rate	$3,029	6.2%						Average Rental Rate	$2,853
Physical Occupancy	95.9%	(0.4%)						Physical Occupancy	96.3%
Turnover	43.7%	0.1%						Turnover	43.6%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

(1)
Includes the negative impact from the non-cash write-off of approximately $1.5 million in straight-line receivables during the year ended December 31, 2023 due to the bankruptcy of Rite Aid.

The following table provides results and statistics related to our Residential same store operations for the years ended December 31, 2023 and 2022:

2023 vs. 2022

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	2023 % of Actual NOI	2023 Average Rental Rate	2023 Weighted Average Physical Occupancy %	2023 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	14,135	17.6%	$2,861	95.3%	44.5%	5.1%	(1.3%)	5.8%
Orange County	4,028	5.6%	2,801	96.3%	37.4%	7.1%	(0.7%)	2.9%
San Diego	2,706	4.0%	2,993	95.4%	42.3%	8.2%	(1.3%)	4.2%
Subtotal – Southern California	20,869	27.2%	2,867	95.5%	42.9%	5.9%	(1.2%)	5.1%

San Francisco	11,245	16.4%	3,290	95.6%	44.1%	4.2%	(0.6%)	2.4%
Washington, D.C.	14,400	16.3%	2,597	96.8%	40.5%	5.9%	0.0%	(2.6%)
New York	8,536	14.4%	4,504	96.8%	37.2%	10.7%	(0.1%)	(5.2%)
Seattle	9,266	10.8%	2,579	95.2%	48.0%	2.9%	0.1%	(3.6%)
Boston	6,700	10.3%	3,422	96.0%	43.9%	7.4%	(0.1%)	(1.5%)
Denver	2,505	2.7%	2,404	96.3%	58.1%	4.6%	0.0%	(2.2%)
Other Expansion Markets	2,776	1.9%	1,987	94.7%	57.1%	5.1%	(0.6%)	1.8%

Total	76,297	100.0%	$3,029	95.9%	43.7%	6.2%	(0.4%)	0.1%

Note: The above table reflects Residential same store results only. Residential operations account for approximately 96.4% of total revenues for the year ended December 31, 2023.

During 2023, demand to live in our apartment communities remained healthy, which our financial results reflected. This steady demand for our apartments supported healthy Physical Occupancy with pricing that was largely in-line with our expectations, with the exceptions of the San Francisco and Seattle markets where pricing pressure during the second half of the year led to a greater than originally anticipated seasonal deceleration. The East Coast markets outperformed our West Coast markets, as we expected. Key operating drivers for this performance during 2023 included:

•
Pricing – Pricing (net of Leasing Concessions) generally continued to be healthy and consistent with expectations in most of our major markets except San Francisco and Seattle. In most of our markets, pricing peaked in early August 2023, which was typical pre-pandemic, and began to moderate thereafter through the fourth quarter of 2023.
•
Physical Occupancy – Physical Occupancy was 95.9% for the year ended December 31, 2023, which remained strong despite some increased move-out activity (see further discussion below).
•
Percentage of Residents Renewing and Turnover – We continued to see a high Percentage of Residents Renewing in our portfolio, which we believe reflects both the strength of demand and quality of our product and team. The Percentage of Residents Renewing was strong at 59.0% for the fourth quarter of 2023. Turnover remained at some of the lowest levels in the Company's history at 43.7% for the full year of 2023, reflecting a healthy and consistent trend of historically high resident retention.

The Company continued to have increased move-out activity related to delinquent residents during the year ended December 31, 2023, which put modest pressure on Physical Occupancy, especially in our Los Angeles market. While we have made significant progress in reducing delinquency in our portfolio, the backlog and slow pace of the eviction process led to slower improvement during the year ended December 31, 2023 than we had hoped for.

Overall, the fundamentals of our business remain healthy. Long-term, we expect elevated single family home ownership costs, positive household formation trends, manageable competitive new supply in our established coastal markets and the overall deficit in housing across the country to buffer the impact on our business from the risks of potential economic weakness. We also see our affluent resident base as being resilient to economic uncertainty, including elevated inflation, due to higher levels of disposable income and lower relative rent-to-income ratios.

Liquidity and Capital Resources

With approximately $2.1 billion in readily available liquidity, a strong balance sheet, limited near-term debt maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and take advantage of opportunities. See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash flows provided by (used for):
Operating activities	$1,532,798	$1,454,756	$1,260,184
Investing activities	$(409,504)	$107,792	$(434,620)
Financing activities	$(1,120,471)	$(1,785,612)	$(565,056)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the year ended December 31, 2023.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the year ended December 31, 2023 as compared to 2022, increased by approximately $78.0 million as a direct result of the NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures. For the year ended December 31, 2023, key drivers were:

•
Acquired four consolidated rental properties for approximately $324.5 million in cash, inclusive of $53.5 million in assumed mortgage debt with a discount of approximately $11.2 million on one acquired property;
•
Disposed of eleven consolidated rental properties, receiving net proceeds of approximately $374.0 million;
•
Invested $78.2 million primarily in consolidated development projects;
•
Invested $50.0 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives; and
•
Invested $319.3 million in capital expenditures to real estate presented in the table below.

For the year ended December 31, 2023, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Year Ended December 31, 2023

	Same Store Properties		Non-Same Store Properties/Other		Total	Same Store Avg. Per Apartment Unit
Total Apartment Units	76,297		3,894		80,191

Building Improvements	$137,058		$11,907	(2)	$148,965	$1,796
Renovation Expenditures	79,291	(1)	22,863	(2)	102,154	1,039
Replacements	66,496		1,727		68,223	872
Total Capital Expenditures to Real Estate	$282,845		$36,497		$319,342	$3,707

(1)
Renovation Expenditures – Amounts for 2,799 same store apartment units approximated $28,328 per apartment unit renovated.
(2)
Includes expenditures for two properties that have been removed from same store while undergoing major renovations requiring a significant number of apartment units to be vacated to accommodate the extensive planned improvements. The renovation at one property is expected to continue through the second quarter of 2024 with the other continuing into 2025.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders/unitholders and other Common Share activity. For the year ended December 31, 2023, key drivers were:

•
Obtained $550.0 million in fixed rate mortgage debt;
•
Obtained $22.9 million in variable rate construction mortgage debt;
•
Repaid $936.0 million on mortgage loans (inclusive of scheduled principal repayments);
•
Received $25.2 million to settle nine forward starting swaps in conjunction with an interest rate lock of $530.0 million of secured notes;
•
Acquired our joint venture partner’s 10% interest in an apartment property for $3.7 million in cash (remaining $0.9 million was funded by ERPOP's issuance of 3.00% Series Q Preference Units);
•
Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $27.1 million;
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $1.0 billion; and
•
Repurchased and retired 864,386 Common Shares, at a weighted average purchase price of $56.79 per share, for an aggregate purchased amount of approximately $49.1 million. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of December 31, 2023 and 2022 (amounts in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$50,743	$53,869
Restricted deposits	$89,252	$83,303
Unsecured revolving credit facility availability	$2,086,585	$2,366,537

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

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of February 8, 2024 (amounts in thousands):

February 8, 2024
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(354,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,438)
Unsecured revolving credit facility availability	$2,142,562

Dividend Policy

The Company declared a dividend/distribution for each quarter in 2023 of $0.6625 per share/unit, an annualized increase of 6.0% over the amount paid in 2022. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in January 2024 amounted to $259.2 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended December 31, 2023.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $28.7 billion in investment in real estate on the Company’s balance sheet at December 31, 2023, $25.6 billion or 89.1% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise. For additional details, see Item 1A, Risk Factors.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of December 31, 2023 is as follows:

Debt Summary as of December 31, 2023

($ in thousands)

	Debt Balances	% of Total
Secured	$1,632,902	22.1%
Unsecured	5,757,548	77.9%
Total	$7,390,450	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,398,598	18.9%
Unsecured – Public	5,348,417	72.4%
Fixed Rate Debt	6,747,015	91.3%
Floating Rate Debt:
Secured – Conventional	—	—
Secured – Tax Exempt	234,304	3.2%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	409,131	5.5%
Floating Rate Debt	643,435	8.7%
Total	$7,390,450	100.0%

The following table summarizes the Company’s debt maturity schedule as of December 31, 2023:

Debt Maturity Schedule as of December 31, 2023

($ in thousands)

Year	Fixed Rate	Floating Rate		Total	% of Total
2024	$—	$416,200	(1)	$416,200	5.6%
2025	450,000	8,100		458,100	6.1%
2026	592,025	9,000		601,025	8.0%
2027	400,000	9,800		409,800	5.5%
2028	900,000	10,700		910,700	12.2%
2029	888,120	11,500		899,620	12.1%
2030	1,148,462	12,700		1,161,162	15.6%
2031	528,500	39,800		568,300	7.6%
2032	—	28,000		28,000	0.4%
2033	550,000	2,300		552,300	7.4%
2034+	1,350,850	108,600		1,459,450	19.5%
Subtotal	6,807,957	656,700		7,464,657	100.0%
Deferred Financing Costs and Unamortized (Discount)	(60,942)	(13,265)		(74,207)	N/A
Total	$6,747,015	$643,435		$7,390,450	100.0%

(1)
Includes $410.0 million in principal outstanding on the Company’s commercial paper program.

Interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2023, inclusive of capitalized interest, approximates $223.0 million annually for the next five years, with total remaining obligations of approximately $2.4 billion. For floating rate debt, the current rate in effect for the most recent payment through December 31, 2023 is assumed to be in effect through the respective maturity date of each instrument.

See Note 9 in the Notes to Consolidated Financial Statements for additional discussion of debt at December 31, 2023. See also Notes 8 and 16 in the Notes to Consolidated Financial Statements for additional discussion of contractual obligations and commitments as of December 31, 2023.

Capital Structure

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2023 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential

Capital Structure as of December 31, 2023

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$1,632,902	22.1%
Unsecured Debt			5,757,548	77.9%
Total Debt			7,390,450	100.0%	23.6%
Common Shares (includes Restricted Shares)	379,291,417	97.0%
Units (includes OP Units and Restricted Units)	11,581,306	3.0%
Total Shares and Units	390,872,723	100.0%
Common Share Price at December 31, 2023	$61.16
			23,905,776	99.8%
Perpetual Preferred Equity			37,280	0.2%
Total Equity			23,943,056	100.0%	76.4%
Total Market Capitalization			$31,333,506		100.0%

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2023 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership

Capital Structure as of December 31, 2023

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$1,632,902	22.1%
Unsecured Debt		5,757,548	77.9%
Total Debt		7,390,450	100.0%	23.6%
Total Outstanding Units	390,872,723
Common Share Price at December 31, 2023	$61.16
		23,905,776	99.8%
Perpetual Preference Units		37,280	0.2%
Total Equity		23,943,056	100.0%	76.4%
Total Market Capitalization		$31,333,506		100.0%

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

The Company has an ATM share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. The current program matures in May 2025 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of February 8, 2024.

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

During the year ended December 31, 2021 and part of the year ended December 31, 2022, the Company had forward sale agreements outstanding for approximately 1.7 million Common Shares at a weighted average initial forward price per share of $83.25. During the quarter ended December 31, 2022, the Company settled all of the outstanding forward sale agreements, at a weighted average forward price per share of $80.22, which is inclusive of adjustments made to reflect the then-current federal funds rate and the amount of dividends paid to holders of the Company's Common Shares, for net proceeds of approximately $139.6 million. Concurrent with this transaction, ERPOP issued the same amount of OP Units to EQR in exchange for the net proceeds.

During the year ended December 31, 2023, the Company repurchased and subsequently retired approximately $49.1 million (864,386 shares at a weighted average price per share of $56.79) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR. In January 2024, the Company’s Board of Trustees approved replenishing the Company’s share repurchase program authorization back to its original 13.0 million shares. As of February 8, 2024, EQR has remaining authorization to repurchase up to 13.0 million of its shares.

We believe our ability to access capital markets is enhanced by ERPOP’s long-term senior debt ratings and short-term commercial paper ratings, as well as EQR’s long-term preferred equity ratings. As of February 8, 2024, the ratings are as follows:

	Standard & Poor’s	Moody's
ERPOP's long-term senior debt rating	A-	A3
ERPOP's short-term commercial paper rating	A-2	P-2
EQR's long-term preferred equity rating	BBB	Baa1

See Note 18 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to December 31, 2023.

Inflation

Inflation primarily impacts our results of operations as a result of wage/payroll pressures, increases in utilities through escalation of commodity costs and increases in repair and maintenance costs through higher contractor costs. In addition, inflation could also impact the interest we pay on our floating rate debt and upon refinancing of fixed rate debt in a high-inflationary environment, our cost of capital and our cost of development, renovation and capital expenditure activities. However, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by increasing rents on our apartment homes, subject to supply and demand conditions. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe this had a material impact on our results of operations for the years ended December 31, 2023, 2022 and 2021.

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
•
Non-Same Store Properties – For annual comparisons, primarily includes all properties acquired during 2022 and 2023, plus any properties in lease-up and not stabilized as of January 1, 2022.
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
•
Same Store Properties – For annual comparisons, primarily includes all properties acquired or completed that are stabilized prior to January 1, 2022, less properties subsequently sold. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented.
•
Same Store Residential Revenues – Revenues from our Same Store Properties presented on a GAAP basis which reflects the impact of Leasing Concessions on a straight-line basis.
•
% of Stabilized Budgeted NOI – Represents original budgeted 2024 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% occupancy for three consecutive months) for properties that are in lease-up.
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

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements. These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2023.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for each of the three years ended December 31, 2023:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$868,488	$806,995	$1,396,714
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(6,340)	(3,774)	(17,964)
Preferred/preference distributions	(3,090)	(3,090)	(3,090)
Net income available to Common Shares and Units / Units	859,058	800,131	1,375,660
Adjustments:
Depreciation	888,709	882,168	838,272
Depreciation – Non-real estate additions	(4,268)	(4,306)	(4,277)
Depreciation – Partially Owned Properties	(2,130)	(2,640)	(3,673)
Depreciation – Unconsolidated Properties	2,860	2,898	2,487
Net (gain) loss on sales of unconsolidated entities - operating assets	—	(9)	(1,304)
Net (gain) loss on sales of real estate properties	(282,539)	(304,325)	(1,072,183)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	2,336	—	15,650
FFO available to Common Shares and Units / Units (1) (3) (4)	1,464,026	1,373,917	1,150,632
Adjustments:
Impairment – non-operating real estate assets	—	—	16,769
Write-off of pursuit costs	3,647	4,780	6,526
Debt extinguishment and preferred share redemption (gains) losses	1,143	4,664	744
Non-operating asset (gains) losses	(13,323)	2,368	(22,283)
Other miscellaneous items	21,588	(13,901)	8,976
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,477,081	$1,371,828	$1,161,364

FFO (1) (3)	$1,467,116	$1,377,007	$1,153,722
Preferred/preference distributions	(3,090)	(3,090)	(3,090)
FFO available to Common Shares and Units / Units (1) (3) (4)	$1,464,026	$1,373,917	$1,150,632

Normalized FFO (2) (3)	$1,480,171	$1,374,918	$1,164,454
Preferred/preference distributions	(3,090)	(3,090)	(3,090)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,477,081	$1,371,828	$1,161,364

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risk from financial instruments primarily from changes in interest rates. Such risks derive from the refinancing of debt maturities, from exposure to interest rate fluctuations on floating rate debt and from derivative instruments utilized to swap fixed rate debt to floating or to hedge rates in anticipation of future debt issuances. Our operating results are, therefore, affected by changes in short-term interest rates, primarily SOFR and Securities Industry and Financial Markets Association (“SIFMA”) indices, which directly impact borrowings under our revolving credit facility and/or interest on secured and unsecured borrowings contractually tied to such rates. Short-term interest rates also indirectly affect the discount on notes issued under our commercial paper program. Additionally, we have exposure to long-term interest rates, particularly U.S. Treasuries, as they are utilized to price our long-term borrowings and therefore affect the cost of refinancing existing debt or incurring additional debt.

The Alternative Reference Rates Committee (the “ARRC”) identified SOFR as the preferred alternative rate for USD LIBOR, which was discontinued in June 2023. During the year ended December 31, 2022, SOFR became the primary basis for determining interest payments on borrowings on the Company’s $2.5 billion revolving credit facility. The transition did not have a material impact on the Company's financial position or cash flows.

The Company monitors and manages interest rates as part of its risk management process, by targeting adequate levels of floating rate exposure and an appropriate debt maturity profile. From time to time, we may utilize derivative instruments to manage interest rate exposure and to comply with the requirements of certain lenders, but not for trading or speculative purposes.

The Company had total variable rate debt of $0.6 billion, representing 8.7% of total debt, and $0.5 billion, representing 6.4% of total debt, as of December 31, 2023 and 2022, respectively. If interest rates had been 100 basis points higher in 2023 and 2022 and average balances coincided with year end balances, our annual interest expense would have been $6.4 million and $4.7 million higher, respectively. Unsecured notes issued under the Company’s commercial paper program are treated as variable rate debt for the purposes of this calculation even though they do not have a stated interest rate, given their short-term nature. The effect of derivatives, if applicable, is also considered when computing the total amount of variable rate debt.

Changes in interest rates also affect the estimated fair market value of our fixed rate debt, computed using a discounted cash flow model. As of December 31, 2023, the Company had total outstanding fixed rate debt of $6.7 billion, or 91.3% of total debt, with an estimated fair market value of $6.2 billion. If interest rates had been 100 basis points lower as of December 31, 2023, the estimated fair market value would have increased by approximately $411.2 million. As of December 31, 2022, the Company had total outstanding fixed rate debt of $7.0 billion, or 93.6% of total debt, with an estimated fair market value of $6.2 billion. If interest rates had been 100 basis points lower as of December 31, 2022, the estimated fair market value would have increased by approximately $397.5 million.

As of December 31, 2023, the Company did not have any outstanding derivative instruments used for hedging purposes. As of December 31, 2022, the Company’s derivative instruments had a net asset fair value of approximately $20.7 million. If interest rates increased by 35 basis points across the curve relative to market quotes as of December 31, 2022 (a 10% upward “parallel shift”), the net asset fair value of the Company’s derivative instruments would be approximately $39.4 million. If interest rates decreased by 35 basis points (a 10% downward “parallel shift”), the net asset fair value of the Company’s derivative instruments would be approximately $1.5 million.

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

None.

Item 9A. Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2023, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2023. Our internal control over financial reporting has been audited as of December 31, 2023 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2023, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Operating Partnership’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2023. Our internal control over financial reporting has been audited as of December 31, 2023 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the fourth quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2023, no trustee or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accountant Fees and Services

The information required by Item 10, Item 11, Item 12 (with the exception of the Equity Compensation Plan Information provided below), Item 13 and Item 14 is incorporated by reference to, and will be contained in, Equity Residential’s Proxy Statement, which the Company intends to file no later than 120 days after the end of its fiscal year ended December 31, 2023, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 97.0% owner of ERP Operating Limited Partnership.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to the Company’s Common Shares that may be issued under its existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	3,958,252	$64.76	10,631,971
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)
The amounts shown in columns (a) and (b) of the above table do not include 320,070 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company’s 2019 Share Incentive Plan, as amended (the “2019 Plan”), and outstanding Common Shares that have been purchased by employees and trustees under the Company’s ESPP.
(2)
Includes 8,213,508 Common Shares that may be issued under the 2019 Plan and 2,418,463 Common Shares that may be sold to employees and trustees under the ESPP.

On June 27, 2019, the shareholders of EQR approved the Company's 2019 Plan and the Company filed a Form S-8 registration statement to register 11,331,958 Common Shares under this plan. As of December 31, 2023, 8,213,508 shares were available for future issuance. The 2019 Plan expires on June 27, 2029.

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

Exhibit	Description	Location
3.1	Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to Equity Residential’s Form 10-K for the year ended December 31, 2004.

3.2	Eighth Amended and Restated Bylaws of Equity Residential, effective as of October 1, 2015.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on October 1, 2015.

3.3	First Amendment to Eighth Amended and Restated Bylaws of Equity Residential, dated November 20, 2017.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated and filed on November 20, 2017.

3.4	Second Amendment to Eighth Amended and Restated Bylaws of Equity Residential, effective as of May 4, 2020.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated May 4, 2020, filed on May 8, 2020.

3.5	Seventh Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership, dated as of March 18, 2021 and effective as of January 1, 2020.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 18, 2021, filed on March 24, 2021.

3.6	Form of Preference Unit Term Sheet for 3.00% Series Q Cumulative Redeemable Preference Units.	Included as Exhibit 3.1 to ERP Operating Limited Partnership's Form 8-K dated April 13, 2023, filed on April 19, 2023.

4.1	Description of Equity Residential Common Shares Registered Under Section 12 of the Securities Exchange Act of 1934.	Attached herein.

4.2	Description of ERP Operating Limited Partnership Notes Registered Under Section 12 of the Securities Exchange Act of 1934.	Included as Exhibit 4.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2019.

4.3	Description of ERP Operating Limited Partnership OP Units Registered Under Section 12 of the Securities Exchange Act of 1934.	Attached herein.

4.4	Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to ERP Operating Limited Partnership’s Form S-3 filed on October 7, 1994. **

4.5	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.

4.6	Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.

4.7	Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.8	Fourth Supplemental Indenture to Indenture, dated as of December 12, 2011.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.

4.9	Fifth Supplemental Indenture to Indenture, dated as of February 1, 2016.	Included as Exhibit 4.6 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2015.

4.10	Form of 3.375% Note due June 1, 2025.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.11	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on August 13, 1996.

4.12	Form of 2.850% Note due November 1, 2026.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated October 4, 2016, filed on October 7, 2016.

4.13	Form of 3.250% Note due August 1, 2027.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

4.14	Form of 3.500% Note due March 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 1, 2018, filed on February 6, 2018.

4.15		Form of 4.150% Note due December 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated November 28, 2018, filed on November 29, 2018.

4.16		Form of 3.000% Note due July 1, 2029.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 17, 2019, filed on June 20, 2019.

4.17		Form of 2.500% Note due February 15, 2030.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 20, 2019, filed on August 22, 2019.

4.18		Form of 1.850% Note due August 1, 2031.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 3, 2021, filed on August 5, 2021.

4.19		Form of 4.500% Note due July 1, 2044.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.

4.20		Form of 4.500% Note due June 1, 2045.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.21		Form of 4.000% Note due August 1, 2047.	Included as Exhibit 4.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

10.1	*	Noncompetition Agreement (Zell).	Included as an exhibit to Equity Residential's Form S-11 Registration Statement, File No. 33-63158. **

10.2		Revolving Credit Agreement, dated as of October 26, 2022, among ERP Operating Limited Partnership, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated October 26, 2022, filed on October 27, 2022.

10.3		Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential's Form 10-K for the year ended December 31, 1999.

10.4	*	Equity Residential 2019 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 27, 2019, filed on July 1, 2019.

10.5	*	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 16, 2011, filed on June 22, 2011.

10.6	*	First Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.

10.7	*	Second Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.

10.8	*	Third Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2014.

10.9	*	Fourth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2014.

10.10	*	Fifth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2016.

10.11	*	Sixth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.18 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2016.

10.12	*	Seventh Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2017.

10.13	*	Form of 2022 Long-Term Incentive Plan Award Agreement.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2022.

10.14	*	Form of Change in Control/Severance Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to Equity Residential's Form 10-K for the year ended December 31, 2001.

10.15	*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2009.

10.16	*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2003.

10.17	*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential's Form 10-K for the year ended December 31, 2006.

10.18	*	Retirement Benefits Agreement between Samuel Zell and the Company dated October 18, 2001.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2001.

10.19	*	Age 62 Retirement Agreement, dated September 4, 2018, by and between Equity Residential and David J. Neithercut.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2018.

10.20	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective April 1, 2017.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2017.

10.21	*	Amendment to the Equity Residential Supplemental Executive Retirement Plan, effective as of June 1, 2020.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2020.

10.22	*	Amendment to the Equity Residential Supplemental Executive Retirement Plan, effective as of October 1, 2022.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2022.

10.23	*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2008.

10.24		Distribution Agreement, dated May 18, 2022.	Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on May 18, 2022.

10.25		Form of Master Forward Sale Confirmation.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on May 18, 2022.

10.26		Archstone Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.27		Archstone Parallel Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.28		Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement.	Included as Exhibit 10.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.29		Legacy Holdings JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.6 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

21		List of Subsidiaries of Equity Residential and ERP Operating Limited Partnership.	Attached herein.

23.1		Consent of Ernst & Young LLP - Equity Residential.	Attached herein.

23.2		Consent of Ernst & Young LLP - ERP Operating Limited Partnership.	Attached herein.

24		Power of Attorney.	See the signature page to this report.

31.1		Equity Residential - Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2		Equity Residential - Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3		ERP Operating Limited Partnership - Certification of Mark J. Parrell, Chief Executive Officer of Registrant's General Partner.	Attached herein.

31.4		ERP Operating Limited Partnership - Certification of Robert A. Garechana, Chief Financial Officer of Registrant's General Partner.	Attached herein.

32.1	Equity Residential - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

Attached herein.

97	Incentive-Based Compensation Clawback Policy.	Attached herein.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

EQUITY RESIDENTIAL

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 15, 2024

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 15, 2024

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY

KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Mark J. Parrell, Robert A. Garechana and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2023, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ Mark J. Parrell	President, Chief Executive Officer and Trustee	February 15, 2024
Mark J. Parrell	(Principal Executive Officer)

/s/ Robert A. Garechana	Executive Vice President and Chief Financial Officer	February 15, 2024
Robert A. Garechana	(Principal Financial Officer)

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 15, 2024
Ian S. Kaufman	(Principal Accounting Officer)

/s/ Angela M. Aman	Trustee	February 15, 2024
Angela M. Aman

/s/ Linda Walker Bynoe	Trustee	February 15, 2024
Linda Walker Bynoe

/s/ Mary Kay Haben	Trustee	February 15, 2024
Mary Kay Haben

/s/ T. Zia Huque	Trustee	February 15, 2024
T. Zia Huque

/s/ John E. Neal	Trustee	February 15, 2024
John E. Neal

/s/ David J. Neithercut	Chairman of the Board of Trustees	February 15, 2024
David J. Neithercut

/s/ Mark S. Shapiro	Trustee	February 15, 2024
Mark S. Shapiro

/s/ Stephen E. Sterrett	Trustee	February 15, 2024
Stephen E. Sterrett

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

PAGE

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm on the Financial Statements (Equity Residential)	F-2 to F-3

Report of Independent Registered Public Accounting Firm on the Financial Statements (ERP Operating Limited Partnership)	F-4 to F-5

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Equity Residential)	F-6

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (ERP Operating Limited Partnership)	F-7

Financial Statements of Equity Residential:

Consolidated Balance Sheets as of December 31, 2023 and 2022	F-8

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	F-9 to F-10

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	F-11 to F14

Consolidated Statements of Changes in Equity for the years ended December 31, 2023, 2022 and 2021	F-15 to F-16

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of December 31, 2023 and 2022	F-17

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2023, 2022 and 2021	F-18 to F-19

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021	F-20 to F23

Consolidated Statements of Changes in Capital for the years ended December 31, 2023, 2022 and 2021	F-24 to F-25

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	F-26 to F58

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation of Equity Residential and ERP Operating Limited Partnership	S-1 to S-12

All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the consolidated financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Residential

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Equity Residential (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

Impairment of Long-Lived Assets

Description of the Matter

At December 31, 2023, the Company’s net investment in real estate was approximately $18.9 billion. As more fully described in Note 2 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, including its investment in real estate, for impairment. The judgments and assumptions regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If the expected future undiscounted cash flows are less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount.

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
February 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of ERP Operating Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the Operating Partnership) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

Impairment of Long-Lived Assets

Description of the Matter

At December 31, 2023, the Operating Partnership’s net investment in real estate was approximately $18.9 billion. As more fully described in Note 2 to the consolidated financial statements, the Operating Partnership periodically evaluates its long-lived assets, including its investment in real estate, for impairment. The judgments and assumptions regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal and environmental concerns, the Operating Partnership’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. If the expected future undiscounted cash flows are less than the carrying amount of the long-lived asset, an impairment loss is recognized for the difference between the estimated fair value and the carrying amount.

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
February 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Residential

Opinion on Internal Control Over Financial Reporting

We have audited Equity Residential’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Residential (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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
February 15, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of ERP Operating Limited Partnership

Opinion on Internal Control Over Financial Reporting

We have audited ERP Operating Limited Partnership’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ERP Operating Limited Partnership (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 15, 2024 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 15, 2024

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

	December 31,	December 31,
	2023	2022
ASSETS
Land	$5,581,876	$5,580,878
Depreciable property	22,938,426	22,334,369
Projects under development	78,036	112,940
Land held for development	114,300	60,567
Investment in real estate	28,712,638	28,088,754
Accumulated depreciation	(9,810,337)	(9,027,850)
Investment in real estate, net	18,902,301	19,060,904
Investments in unconsolidated entities	282,049	279,024
Cash and cash equivalents	50,743	53,869
Restricted deposits	89,252	83,303
Right-of-use assets	457,266	462,956
Other assets	252,953	278,206
Total assets	$20,034,564	$20,218,262

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,632,902	$1,953,438
Notes, net	5,348,417	5,342,329
Line of credit and commercial paper	409,131	129,955
Accounts payable and accrued expenses	104,430	96,028
Accrued interest payable	65,716	66,310
Lease liabilities	311,640	308,748
Other liabilities	255,543	306,941
Security deposits	69,178	68,940
Distributions payable	259,231	244,621
Total liabilities	8,456,188	8,517,310

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	289,248	318,273
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 745,600 shares issued and outstanding as of December 31, 2023 and December 31, 2022	37,280	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 379,291,417 shares issued and outstanding as of December 31, 2023 and 378,429,708 shares issued and outstanding as of December 31, 2022	3,793	3,784
Paid in capital	9,601,866	9,476,085
Retained earnings	1,437,185	1,658,837
Accumulated other comprehensive income (loss)	5,704	(2,547)
Total shareholders’ equity	11,085,828	11,173,439
Noncontrolling Interests:
Operating Partnership	202,306	209,961
Partially Owned Properties	994	(721)
Total Noncontrolling Interests	203,300	209,240
Total equity	11,289,128	11,382,679
Total liabilities and equity	$20,034,564	$20,218,262

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

	Year Ended December 31,
	2023	2022	2021
REVENUES
Rental income	$2,873,964	$2,735,180	$2,463,997

EXPENSES
Property and maintenance	514,575	483,865	453,532
Real estate taxes and insurance	412,114	388,412	397,105
Property management	119,804	110,304	98,155
General and administrative	60,716	58,710	56,506
Depreciation	888,709	882,168	838,272
Total expenses	1,995,918	1,923,459	1,843,570

Net gain (loss) on sales of real estate properties	282,539	304,325	1,072,183
Impairment	—	—	(16,769)

Operating income	1,160,585	1,116,046	1,675,841

Interest and other income	22,345	2,193	25,666
Other expenses	(29,419)	(13,664)	(19,275)
Interest:
Expense incurred, net	(269,556)	(282,920)	(272,473)
Amortization of deferred financing costs	(8,941)	(8,729)	(8,737)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	875,014	812,926	1,401,022
Income and other tax (expense) benefit	(1,148)	(900)	(915)
Income (loss) from investments in unconsolidated entities	(5,378)	(5,031)	(3,398)
Net gain (loss) on sales of land parcels	—	—	5
Net income	868,488	806,995	1,396,714
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(26,710)	(26,310)	(45,900)
Partially Owned Properties	(6,340)	(3,774)	(17,964)
Net income attributable to controlling interests	835,438	776,911	1,332,850
Preferred distributions	(3,090)	(3,090)	(3,090)
Net income available to Common Shares	$832,348	$773,821	$1,329,760

Earnings per share – basic:
Net income available to Common Shares	$2.20	$2.06	$3.56
Weighted average Common Shares outstanding	378,773	376,209	373,833

Earnings per share – diluted:
Net income available to Common Shares	$2.20	$2.05	$3.54
Weighted average Common Shares outstanding	390,897	389,450	388,089

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2023	2022	2021
Comprehensive income:
Net income	$868,488	$806,995	$1,396,714
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	4,514	20,654	—
Losses reclassified into earnings from other comprehensive income	3,737	11,071	9,394
Other comprehensive income (loss)	8,251	31,725	9,394
Comprehensive income	876,739	838,720	1,406,108
Comprehensive (income) attributable to Noncontrolling Interests	(33,307)	(31,132)	(64,183)
Comprehensive income attributable to controlling interests	$843,432	$807,588	$1,341,925

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$868,488	$806,995	$1,396,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	888,709	882,168	838,272
Amortization of deferred financing costs	8,941	8,729	8,737
Amortization of above/below market lease intangibles	—	—	(154)
Amortization of discounts and premiums on debt	4,091	5,004	5,302
Amortization of deferred settlements on derivative instruments	3,725	11,059	9,382
Amortization of right-of-use assets	12,795	12,157	13,266
Impairment	—	—	16,769
Write-off of pursuit costs	3,647	4,780	6,526
(Income) loss from investments in unconsolidated entities	5,378	5,031	3,398
Distributions from unconsolidated entities – return on capital	559	398	56
Net (gain) loss on sales of real estate properties	(282,539)	(304,325)	(1,072,183)
Net (gain) loss on sales of land parcels	—	—	(5)
Realized (gain) loss on investment securities	(1,504)	(2,061)	(23,432)
Unrealized (gain) loss on investment securities	(13,466)	—	—
Compensation paid with Company Common Shares	31,815	29,513	27,810
Changes in assets and liabilities:
(Increase) decrease in other assets	(10,203)	10,893	5,906
Increase (decrease) in accounts payable and accrued expenses	8,911	(266)	15,381
Increase (decrease) in accrued interest payable	(594)	(3,200)	3,614
Increase (decrease) in lease liabilities	(1,551)	(1,524)	(5,122)
Increase (decrease) in other liabilities	5,358	(13,394)	4,286
Increase (decrease) in security deposits	238	2,799	5,661
Net cash provided by operating activities	1,532,798	1,454,756	1,260,184
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(324,497)	(113,046)	(1,712,131)
Investment in real estate – development/other	(78,197)	(109,345)	(206,421)
Capital expenditures to real estate	(319,342)	(221,086)	(151,019)
Non-real estate capital additions	(1,851)	(4,050)	(1,696)
Interest capitalized for real estate and unconsolidated entities under development	(12,347)	(7,105)	(15,932)
Proceeds from disposition of real estate, net	374,018	720,302	1,707,747
Investments in unconsolidated entities – acquisitions	(2,800)	(49,855)	(48,534)
Investments in unconsolidated entities – development/other	(47,180)	(109,846)	(31,257)
Distributions from unconsolidated entities – return of capital	42	300	1,516
Purchase of investment securities and other investments	(2,500)	(2,061)	(168,291)
Proceeds from sale of investment securities	3,042	3,584	191,398
Consolidation of previously unconsolidated entities	2,108	—	—
Net cash provided by (used for) investing activities	(409,504)	107,792	(434,620)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(4,106)	$(9,894)	$(6,446)
Mortgage notes payable, net:
Proceeds	572,896	48,054	58,428
Lump sum payoffs	(932,598)	(286,461)	(156,815)
Scheduled principal repayments	(3,354)	(3,392)	(7,465)
Notes, net:
Proceeds	—	—	497,470
Lump sum payoffs	—	(500,000)	—
Line of credit and commercial paper:
Line of credit proceeds	—	—	10,000
Line of credit repayments	—	—	(10,000)
Commercial paper proceeds	6,124,068	6,036,083	7,590,200
Commercial paper repayments	(5,844,892)	(6,221,158)	(7,690,000)
Proceeds from (payments on) settlement of derivative instruments	25,169	—	—
Finance ground lease principal payments	(2,662)	(2,463)	(365)
Proceeds from sale of Common Shares	—	139,623	—
Proceeds from Employee Share Purchase Plan (ESPP)	3,517	4,178	4,265
Proceeds from exercise of options	23,632	25,069	85,445
Common Shares repurchased and retired	(49,105)	—	—
Payment of offering costs	—	(783)	(428)
Other financing activities, net	(75)	(63)	(63)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(3,737)	(32,178)	—
Contributions – Noncontrolling Interests – Partially Owned Properties	9	603	1,394
Contributions – Noncontrolling Interests – Operating Partnership	1	1	—
Distributions:
Common Shares	(990,148)	(931,783)	(900,468)
Preferred Shares	(3,090)	(2,318)	(3,090)
Noncontrolling Interests – Operating Partnership	(30,253)	(30,324)	(31,316)
Noncontrolling Interests – Partially Owned Properties	(5,743)	(18,406)	(5,802)
Net cash provided by (used for) financing activities	(1,120,471)	(1,785,612)	(565,056)
Net increase (decrease) in cash and cash equivalents and restricted deposits	2,823	(223,064)	260,508
Cash and cash equivalents and restricted deposits, beginning of year	137,172	360,236	99,728
Cash and cash equivalents and restricted deposits, end of year	$139,995	$137,172	$360,236

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$50,743	$53,869	$123,832
Restricted deposits	89,252	83,303	236,404
Total cash and cash equivalents and restricted deposits, end of year	$139,995	$137,172	$360,236
See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$248,990	$267,612	$252,838
Net cash paid (received) for income and other taxes	$1,091	$748	$1,179
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$42,256	$—	$—
Amortization of deferred financing costs:
Investment in real estate, net	$(211)	$(506)	$(353)
Other assets	$2,785	$2,768	$2,338
Mortgage notes payable, net	$2,527	$2,080	$2,743
Notes, net	$3,840	$4,387	$4,009
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,843	$2,184	$2,764
Notes, net	$2,248	$2,820	$2,538
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(12)	$(12)	$(12)
Accumulated other comprehensive income	$3,737	$11,071	$9,394
Write-off of pursuit costs:
Investment in real estate, net	$527	$1,150	$5,918
Investments in unconsolidated entities	$2,186	$2,898	$—
Other assets	$934	$732	$582
Accounts payable and accrued expenses	$—	$—	$26
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$4,132	$3,778	$2,122
Other liabilities	$1,246	$1,253	$1,276
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(3,749)	$(21,865)	$—
Other liabilities	$(765)	$1,211	$—
Accumulated other comprehensive income	$4,514	$20,654	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(4,010)	$(2,365)	$(15,318)
Investments in unconsolidated entities	$(8,337)	$(4,740)	$(614)
Investments in unconsolidated entities – development/other:
Investment in real estate, net	$—	$—	$1,395
Investments in unconsolidated entities	$(45,770)	$(108,556)	$(30,642)
Other liabilities	$(1,410)	$(1,290)	$(2,010)
Consolidation of previously unconsolidated entities:
Investment in real estate, net	$(50,315)	$—	$—
Investments in unconsolidated entities	$46,327	$—	$—
Accounts payable and accrued expenses	$75	$—	$—
Other liabilities	$2,000	$—	$—
Noncontrolling Interests – Partially Owned Properties	$4,021	$—	$—
Debt financing costs:
Other assets	$—	$(9,566)	$229
Mortgage notes payable, net	$(4,106)	$(228)	$(2,344)
Notes, net	$—	$(100)	$(4,331)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$25,613	$—	$—
Other liabilities	$(444)	$—	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(7,105)	$(400)	$11,308
Lease liabilities	$7,105	$400	$(11,308)
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$636	$4,201	$1,430
Other assets	$(636)	$(4,201)	$(1,430)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

	Year Ended December 31,
	2023	2022	2021
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$37,280	$37,280	$37,280
Balance, end of year	$37,280	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,784	$3,755	$3,723
Conversion of OP Units into Common Shares	10	4	13
Issuance of Common Shares	—	17	—
Exercise of share options	5	5	17
Employee Share Purchase Plan (ESPP)	1	1	1
Common Shares repurchased and retired	(9)	—	—
Share-based employee compensation expense:
Restricted shares	2	2	1
Balance, end of year	$3,793	$3,784	$3,755
PAID IN CAPITAL
Balance, beginning of year	$9,476,085	$9,121,122	$9,128,599
Common Share Issuance:
Conversion of OP Units into Common Shares	23,938	11,919	74,050
Issuance of Common Shares	—	139,606	—
Exercise of share options	23,627	25,064	85,428
Employee Share Purchase Plan (ESPP)	3,516	4,177	4,264
Share-based employee compensation expense:
Restricted shares	12,484	11,593	8,388
Share options	4,628	2,321	3,101
ESPP discount	644	796	991
Offering costs	—	(783)	(428)
Supplemental Executive Retirement Plan (SERP)	32,078	(269)	(1,335)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(900)	(27,383)	—
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	7,667	176,490	(158,598)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	18,099	11,432	(23,338)
Balance, end of year	$9,601,866	$9,476,085	$9,121,122
RETAINED EARNINGS
Balance, beginning of year	$1,658,837	$1,827,063	$1,399,715
Net income attributable to controlling interests	835,438	776,911	1,332,850
Common Share distributions	(1,004,904)	(942,047)	(902,412)
Preferred Share distributions	(3,090)	(3,090)	(3,090)
Common Shares repurchased and retired	(49,096)	—	—
Balance, end of year	$1,437,185	$1,658,837	$1,827,063
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(2,547)	$(34,272)	$(43,666)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	4,514	20,654	—
Losses reclassified into earnings from other comprehensive income	3,737	11,071	9,394
Balance, end of year	$5,704	$(2,547)	$(34,272)
DISTRIBUTIONS
Distributions declared per Common Share outstanding	$2.65	$2.50	$2.41

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2023	2022	2021
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$209,961	$214,094	$233,162
Issuance of restricted units to Noncontrolling Interests	1	1	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(23,948)	(11,923)	(74,063)
Equity compensation associated with Noncontrolling Interests	16,430	19,104	17,797
Net income attributable to Noncontrolling Interests	26,710	26,310	45,900
Distributions to Noncontrolling Interests	(30,107)	(30,407)	(30,612)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	21,358	4,214	(1,428)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(18,099)	(11,432)	23,338
Balance, end of year	$202,306	$209,961	$214,094
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$(721)	$18,166	$4,673
Net income attributable to Noncontrolling Interests	6,340	3,774	17,964
Contributions by Noncontrolling Interests	9	603	1,394
Distributions to Noncontrolling Interests	(5,818)	(18,469)	(5,865)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,837)	(4,795)	—
Consolidation of previously unconsolidated entities	4,021	—	—
Balance, end of year	$994	$(721)	$18,166

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,	December 31,
	2023	2022
ASSETS
Land	$5,581,876	$5,580,878
Depreciable property	22,938,426	22,334,369
Projects under development	78,036	112,940
Land held for development	114,300	60,567
Investment in real estate	28,712,638	28,088,754
Accumulated depreciation	(9,810,337)	(9,027,850)
Investment in real estate, net	18,902,301	19,060,904
Investments in unconsolidated entities	282,049	279,024
Cash and cash equivalents	50,743	53,869
Restricted deposits	89,252	83,303
Right-of-use assets	457,266	462,956
Other assets	252,953	278,206
Total assets	$20,034,564	$20,218,262

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,632,902	$1,953,438
Notes, net	5,348,417	5,342,329
Line of credit and commercial paper	409,131	129,955
Accounts payable and accrued expenses	104,430	96,028
Accrued interest payable	65,716	66,310
Lease liabilities	311,640	308,748
Other liabilities	255,543	306,941
Security deposits	69,178	68,940
Distributions payable	259,231	244,621
Total liabilities	8,456,188	8,517,310

Commitments and contingencies

Redeemable Limited Partners	289,248	318,273
Capital:
Partners’ Capital:
Preference Units	37,280	37,280
General Partner	11,042,844	11,138,706
Limited Partners	202,306	209,961
Accumulated other comprehensive income (loss)	5,704	(2,547)
Total partners’ capital	11,288,134	11,383,400
Noncontrolling Interests – Partially Owned Properties	994	(721)
Total capital	11,289,128	11,382,679
Total liabilities and capital	$20,034,564	$20,218,262

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2023	2022	2021
REVENUES
Rental income	$2,873,964	$2,735,180	$2,463,997

EXPENSES
Property and maintenance	514,575	483,865	453,532
Real estate taxes and insurance	412,114	388,412	397,105
Property management	119,804	110,304	98,155
General and administrative	60,716	58,710	56,506
Depreciation	888,709	882,168	838,272
Total expenses	1,995,918	1,923,459	1,843,570

Net gain (loss) on sales of real estate properties	282,539	304,325	1,072,183
Impairment	—	—	(16,769)

Operating income	1,160,585	1,116,046	1,675,841

Interest and other income	22,345	2,193	25,666
Other expenses	(29,419)	(13,664)	(19,275)
Interest:
Expense incurred, net	(269,556)	(282,920)	(272,473)
Amortization of deferred financing costs	(8,941)	(8,729)	(8,737)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	875,014	812,926	1,401,022
Income and other tax (expense) benefit	(1,148)	(900)	(915)
Income (loss) from investments in unconsolidated entities	(5,378)	(5,031)	(3,398)
Net gain (loss) on sales of land parcels	—	—	5
Net income	868,488	806,995	1,396,714
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(6,340)	(3,774)	(17,964)
Net income attributable to controlling interests	$862,148	$803,221	$1,378,750
ALLOCATION OF NET INCOME:
Preference Units	$3,090	$3,090	$3,090

General Partner	$832,348	$773,821	$1,329,760
Limited Partners	26,710	26,310	45,900
Net income available to Units	$859,058	$800,131	$1,375,660

Earnings per Unit – basic:
Net income available to Units	$2.20	$2.06	$3.56
Weighted average Units outstanding	389,954	388,045	386,096

Earnings per Unit – diluted:
Net income available to Units	$2.20	$2.05	$3.54
Weighted average Units outstanding	390,897	389,450	388,089

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2023	2022	2021
Comprehensive income:
Net income	$868,488	$806,995	$1,396,714
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	4,514	20,654	—
Losses reclassified into earnings from other comprehensive income	3,737	11,071	9,394
Other comprehensive income (loss)	8,251	31,725	9,394
Comprehensive income	876,739	838,720	1,406,108
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(6,340)	(3,774)	(17,964)
Comprehensive income attributable to controlling interests	$870,399	$834,946	$1,388,144

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$868,488	$806,995	$1,396,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	888,709	882,168	838,272
Amortization of deferred financing costs	8,941	8,729	8,737
Amortization of above/below market lease intangibles	—	—	(154)
Amortization of discounts and premiums on debt	4,091	5,004	5,302
Amortization of deferred settlements on derivative instruments	3,725	11,059	9,382
Amortization of right-of-use assets	12,795	12,157	13,266
Impairment	—	—	16,769
Write-off of pursuit costs	3,647	4,780	6,526
(Income) loss from investments in unconsolidated entities	5,378	5,031	3,398
Distributions from unconsolidated entities – return on capital	559	398	56
Net (gain) loss on sales of real estate properties	(282,539)	(304,325)	(1,072,183)
Net (gain) loss on sales of land parcels	—	—	(5)
Realized (gain) loss on investment securities	(1,504)	(2,061)	(23,432)
Unrealized (gain) loss on investment securities	(13,466)	—	—
Compensation paid with Company Common Shares	31,815	29,513	27,810
Changes in assets and liabilities:
(Increase) decrease in other assets	(10,203)	10,893	5,906
Increase (decrease) in accounts payable and accrued expenses	8,911	(266)	15,381
Increase (decrease) in accrued interest payable	(594)	(3,200)	3,614
Increase (decrease) in lease liabilities	(1,551)	(1,524)	(5,122)
Increase (decrease) in other liabilities	5,358	(13,394)	4,286
Increase (decrease) in security deposits	238	2,799	5,661
Net cash provided by operating activities	1,532,798	1,454,756	1,260,184
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(324,497)	(113,046)	(1,712,131)
Investment in real estate – development/other	(78,197)	(109,345)	(206,421)
Capital expenditures to real estate	(319,342)	(221,086)	(151,019)
Non-real estate capital additions	(1,851)	(4,050)	(1,696)
Interest capitalized for real estate and unconsolidated entities under development	(12,347)	(7,105)	(15,932)
Proceeds from disposition of real estate, net	374,018	720,302	1,707,747
Investments in unconsolidated entities – acquisitions	(2,800)	(49,855)	(48,534)
Investments in unconsolidated entities – development/other	(47,180)	(109,846)	(31,257)
Distributions from unconsolidated entities – return of capital	42	300	1,516
Purchase of investment securities and other investments	(2,500)	(2,061)	(168,291)
Proceeds from sale of investment securities	3,042	3,584	191,398
Consolidation of previously unconsolidated entities	2,108	—	—
Net cash provided by (used for) investing activities	(409,504)	107,792	(434,620)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(4,106)	$(9,894)	$(6,446)
Mortgage notes payable, net:
Proceeds	572,896	48,054	58,428
Lump sum payoffs	(932,598)	(286,461)	(156,815)
Scheduled principal repayments	(3,354)	(3,392)	(7,465)
Notes, net:
Proceeds	—	—	497,470
Lump sum payoffs	—	(500,000)	—
Line of credit and commercial paper:
Line of credit proceeds	—	—	10,000
Line of credit repayments	—	—	(10,000)
Commercial paper proceeds	6,124,068	6,036,083	7,590,200
Commercial paper repayments	(5,844,892)	(6,221,158)	(7,690,000)
Proceeds from (payments on) settlement of derivative instruments	25,169	—	—
Finance ground lease principal payments	(2,662)	(2,463)	(365)
Proceeds from sale of OP Units	—	139,623	—
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	3,517	4,178	4,265
Proceeds from exercise of EQR options	23,632	25,069	85,445
OP Units repurchased and retired	(49,105)	—	—
Payment of offering costs	—	(783)	(428)
Other financing activities, net	(75)	(63)	(63)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(3,737)	(32,178)	—
Contributions – Noncontrolling Interests – Partially Owned Properties	9	603	1,394
Contributions – Limited Partners	1	1	—
Distributions:
OP Units – General Partner	(990,148)	(931,783)	(900,468)
Preference Units	(3,090)	(2,318)	(3,090)
OP Units – Limited Partners	(30,253)	(30,324)	(31,316)
Noncontrolling Interests – Partially Owned Properties	(5,743)	(18,406)	(5,802)
Net cash provided by (used for) financing activities	(1,120,471)	(1,785,612)	(565,056)
Net increase (decrease) in cash and cash equivalents and restricted deposits	2,823	(223,064)	260,508
Cash and cash equivalents and restricted deposits, beginning of year	137,172	360,236	99,728
Cash and cash equivalents and restricted deposits, end of year	$139,995	$137,172	$360,236

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$50,743	$53,869	$123,832
Restricted deposits	89,252	83,303	236,404
Total cash and cash equivalents and restricted deposits, end of year	$139,995	$137,172	$360,236

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$248,990	$267,612	$252,838
Net cash paid (received) for income and other taxes	$1,091	$748	$1,179
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$42,256	$—	$—
Amortization of deferred financing costs:
Investment in real estate, net	$(211)	$(506)	$(353)
Other assets	$2,785	$2,768	$2,338
Mortgage notes payable, net	$2,527	$2,080	$2,743
Notes, net	$3,840	$4,387	$4,009
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,843	$2,184	$2,764
Notes, net	$2,248	$2,820	$2,538
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(12)	$(12)	$(12)
Accumulated other comprehensive income	$3,737	$11,071	$9,394
Write-off of pursuit costs:
Investment in real estate, net	$527	$1,150	$5,918
Investments in unconsolidated entities	$2,186	$2,898	$—
Other assets	$934	$732	$582
Accounts payable and accrued expenses	$—	$—	$26
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$4,132	$3,778	$2,122
Other liabilities	$1,246	$1,253	$1,276
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(3,749)	$(21,865)	$—
Other liabilities	$(765)	$1,211	$—
Accumulated other comprehensive income	$4,514	$20,654	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(4,010)	$(2,365)	$(15,318)
Investments in unconsolidated entities	$(8,337)	$(4,740)	$(614)
Investments in unconsolidated entities – development/other:
Investment in real estate, net	$—	$—	$1,395
Investments in unconsolidated entities	$(45,770)	$(108,556)	$(30,642)
Other liabilities	$(1,410)	$(1,290)	$(2,010)
Consolidation of previously unconsolidated entities:
Investment in real estate, net	$(50,315)	$—	$—
Investments in unconsolidated entities	$46,327	$—	$—
Accounts payable and accrued expenses	$75	$—	$—
Other liabilities	$2,000	$—	$—
Noncontrolling Interests – Partially Owned Properties	$4,021	$—	$—
Debt financing costs:
Other assets	$—	$(9,566)	$229
Mortgage notes payable, net	$(4,106)	$(228)	$(2,344)
Notes, net	$—	$(100)	$(4,331)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$25,613	$—	$—
Other liabilities	$(444)	$—	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2023	2022	2021
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(7,105)	$(400)	$11,308
Lease liabilities	$7,105	$400	$(11,308)
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$636	$4,201	$1,430
Other assets	$(636)	$(4,201)	$(1,430)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2023	2022	2021
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$37,280	$37,280	$37,280
Balance, end of year	$37,280	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of year	$11,138,706	$10,951,940	$10,532,037
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	23,948	11,923	74,063
Issuance of OP Units	—	139,623	—
Exercise of EQR share options	23,632	25,069	85,445
EQR’s Employee Share Purchase Plan (ESPP)	3,517	4,178	4,265
Share-based employee compensation expense:
EQR restricted shares	12,486	11,595	8,389
EQR share options	4,628	2,321	3,101
EQR ESPP discount	644	796	991
OP Units repurchased and retired	(49,105)	—	—
Net income available to Units – General Partner	832,348	773,821	1,329,760
OP Units – General Partner distributions	(1,004,904)	(942,047)	(902,412)
Offering costs	—	(783)	(428)
Supplemental Executive Retirement Plan (SERP)	32,078	(269)	(1,335)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(900)	(27,383)	—
Change in market value of Redeemable Limited Partners	7,667	176,490	(158,598)
Adjustment for Limited Partners ownership in Operating Partnership	18,099	11,432	(23,338)
Balance, end of year	$11,042,844	$11,138,706	$10,951,940
LIMITED PARTNERS
Balance, beginning of year	$209,961	$214,094	$233,162
Issuance of restricted units to Limited Partners	1	1	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(23,948)	(11,923)	(74,063)
Equity compensation associated with Units – Limited Partners	16,430	19,104	17,797
Net income available to Units – Limited Partners	26,710	26,310	45,900
Units – Limited Partners distributions	(30,107)	(30,407)	(30,612)
Change in carrying value of Redeemable Limited Partners	21,358	4,214	(1,428)
Adjustment for Limited Partners ownership in Operating Partnership	(18,099)	(11,432)	23,338
Balance, end of year	$202,306	$209,961	$214,094
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$(2,547)	$(34,272)	$(43,666)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	4,514	20,654	—
Losses reclassified into earnings from other comprehensive income	3,737	11,071	9,394
Balance, end of year	$5,704	$(2,547)	$(34,272)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$2.65	$2.50	$2.41
See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2023	2022	2021
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$(721)	$18,166	$4,673
Net income attributable to Noncontrolling Interests	6,340	3,774	17,964
Contributions by Noncontrolling Interests	9	603	1,394
Distributions to Noncontrolling Interests	(5,818)	(18,469)	(5,865)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(2,837)	(4,795)	—
Consolidation of previously unconsolidated entities	4,021	—	—
Balance, end of year	$994	$(721)	$18,166

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

EQR is the general partner of, and as of December 31, 2023 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of December 31, 2023, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 302 properties located in 10 states and the District of Columbia consisting of 80,191 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	288	77,131
Partially Owned Properties – Consolidated	14	3,060
	302	80,191

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

Real Estate Assets and Depreciation of Investment in Real Estate

The Company expects that substantially all of its acquisitions will be accounted for as asset acquisitions. In an asset acquisition, the Company is required to capitalize transaction costs and allocate the purchase price on a relative fair value basis (including any identified intangible assets). For the years ended December 31, 2023 and 2022, all acquisitions were considered asset acquisitions.

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
•
For long-lived assets to be disposed of, an impairment loss is recognized when the estimated fair value of the asset, less the estimated cost to sell, is less than the carrying amount of the asset measured at the time that the Company has determined it is probable that the asset will be disposed of. Long-lived assets held for sale and the related liabilities are separately reported, with the long-lived assets reported at the lower of their carrying amounts or their estimated fair values, less their costs to sell, and are not depreciated after reclassification to real estate held for sale.

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

During the years ended December 31, 2023 and 2022, the Company capitalized $15.4 million and $15.6 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

The Company’s income streams that are not accounted for under the lease standard include:

•
Parking revenue – The Company’s parking revenue, not related to leasing, is derived primarily from monthly and transient daily parking and is accounted for at the point in time when control of the goods or services transfers to the customer and our performance obligation is satisfied.
•
Other rental and non-rental related revenue – The Company receives other income, including, but not limited to: (a) ancillary income, such as laundry, renters insurance and cable income; and (b) miscellaneous fee income.
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

The Company’s allowance for doubtful accounts (which offsets accounts receivable and is included within other assets on the consolidated balance sheets) and bad debts (which reduce rental income on the consolidated statements of operations and comprehensive income) have historically been very modest, particularly in our residential business, given the quality of our resident base and asset class. However, due to the impact of the novel coronavirus (“COVID-19”) pandemic and extended eviction moratoriums enacted during the pandemic, the allowance for doubtful accounts and bad debts were elevated in 2021, 2022 and 2023, though gradually declined throughout 2023. In accordance with the lease standard, if we determine the lease payments are not probable of collection (based on known troubled accounts, rent deferral plans granted, historical experience and other currently available evidence), we fully reserve for any unpaid amounts, deferred rent receivable, variable lease payments and straight-line receivable balances and recognize rental income only if cash is received. If we later determine that these lease payments are probable of collection (based on sustained clean payment history, no deferral plans granted and other currently available evidence), we will no longer fully reserve for the respective current receivable balances, we will reinstate the straight-line balances for the respective leases and we will no longer recognize rental income only if cash is received. If the Company’s estimates of collectibility differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. See Note 8 for additional details.

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

The Company’s provision for income and other tax expense (benefit) was as follows for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
State and local income, franchise and excise tax (benefit)	$1,148	$900	$915
Income and other tax expense (benefit) (1)	$1,148	$900	$915

(1)
All provisions for income tax amounts are current and none are deferred.

During the years ended December 31, 2023, 2022 and 2021, the tax character of the Company’s dividends and distributions were as follows:

	Year Ended December 31,
	2023 (1)	2022 (2)	2021 (3)
Tax character of dividends and distributions:
Ordinary dividends	$1.85676	$1.75466	$1.40791
Long-term capital gain	0.57857	0.42850	0.73687
Unrecaptured section 1250 gain	0.17717	0.29434	0.26522
Dividends and distributions per
Common Share/Unit outstanding	$2.61250	$2.47750	$2.41000

(1)
The Company’s fourth quarter 2023 dividends and distributions of $0.6625 per Common Share/Unit outstanding will be included as taxable income in calendar year 2024.
(2)
The Company’s fourth quarter 2022 dividends and distributions of $0.625 per Common Share/Unit outstanding was included as taxable income in calendar year 2023.
(3)
The Company’s fourth quarter 2021 dividends and distributions of $0.6025 per Common Share/Unit outstanding was included as taxable income in calendar year 2022.

The Company issued Internal Revenue Service (“IRS”) Form 1099-DIV to shareholders to report the tax character of Company distributions consistent with these amounts. The Company provides additional information to assist shareholders in the preparation of their tax returns. For 2023, the Company reported an Alternative Minimum Tax ("AMT") preference adjustment equal to $0.01 per share and disclosed amounts defined under Treasury Regulation §1.1061-6(c) as “One Year Amounts Disclosure” and “Three Year Amounts Disclosure” equal to $0.04101 per share and $0.04071 per share, respectively.

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

Operating Partnership: Net income is allocated to noncontrolling interests based on their respective ownership percentage of the Operating Partnership. The ownership percentage is calculated by dividing the number of OP Units held by the noncontrolling interests by the total OP Units held by the noncontrolling interests and EQR. Issuances and retirements of Common Shares and OP Units changes the ownership interests of both the noncontrolling interests and EQR. Such transactions and the related proceeds/payments are treated as capital transactions.

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

Partners’ Capital

The “Limited Partners” of ERPOP include various individuals and entities that contributed their properties to ERPOP in exchange for OP Units. The “General Partner” of ERPOP is EQR. Net income is allocated to the Limited Partners based on their respective ownership percentage of ERPOP. The ownership percentage is calculated by dividing the number of OP Units held by the Limited Partners by the total OP Units held by the Limited Partners and the General Partner. Issuances and retirements of Common Shares and OP Units changes the ownership interests of both the Limited Partners and EQR. Such transactions and the related proceeds/payments are treated as capital transactions.

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

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued an amendment to the income tax standards which requires disclosure enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. The new standard will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. The Company is currently evaluating the impact of adopting the standard on its consolidated results of operations and financial position.

In November 2023, the FASB issued an amendment to the segment reporting standards which requires disclosure for each reportable segment, on an interim and annual basis, the significant expense categories and amounts that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. Additionally, it requires a disclosure of the title and position of the individual or the name of the group or committee identified as the chief operating decision maker. The new standard will be effective for annual periods beginning on January 1, 2024 and interim periods beginning on January 1, 2025 on a retrospective basis. The Company is currently evaluating the impact of adopting the standard on its consolidated results of operations and financial position.

In August 2020, the FASB issued an amendment to the debt and equity financial instruments standards which simplifies the accounting for convertible instruments and accounting for contracts in an entity’s own equity. The Company adopted the standard when effective on January 1, 2022 and it had no impact on its consolidated results of operations and financial position.

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

Other

The Company is the controlling partner in various consolidated partnerships owning 14 properties consisting of 3,060 apartment units having a noncontrolling interest balance of $1.0 million at December 31, 2023. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning two properties having a noncontrolling interest deficit balance of $3.5 million. These two partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of December 31, 2023, the Company estimates the value of Noncontrolling Interest distributions for these two properties would have been approximately $49.1 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third-party consideration realized by the partnerships upon disposition of the two Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2023 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Common Shares
Common Shares outstanding at January 1,	378,429,708	375,527,195	372,302,000
Common Shares Issued:
Conversion of OP Units	1,013,795	452,532	1,354,208
Issuance of Common Shares	—	1,740,550	—
Exercise of share options	495,690	468,021	1,710,692
Employee Share Purchase Plan (ESPP)	68,136	66,835	70,702
Restricted share grants, net	148,474	174,575	89,593
Common Shares Other:
Repurchased and retired	(864,386)	—	—
Common Shares outstanding at December 31,	379,291,417	378,429,708	375,527,195
Units
Units outstanding at January 1,	12,429,737	12,659,027	13,858,073
Restricted unit grants, net	165,364	223,242	155,162
Conversion of OP Units to Common Shares	(1,013,795)	(452,532)	(1,354,208)
Units outstanding at December 31,	11,581,306	12,429,737	12,659,027
Total Common Shares and Units outstanding at December 31,	390,872,723	390,859,445	388,186,222
Units Ownership Interest in Operating Partnership	3.0%	3.2%	3.3%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	390,859,445	388,186,222	386,160,073
Issued to General Partner:
Issuance of OP Units	—	1,740,550	—
Exercise of EQR share options	495,690	468,021	1,710,692
EQR’s Employee Share Purchase Plan (ESPP)	68,136	66,835	70,702
EQR’s restricted share grants, net	148,474	174,575	89,593
Issued to Limited Partners:
Restricted unit grants, net	165,364	223,242	155,162
General Partner Other:
OP Units repurchased and retired	(864,386)	—	—
General and Limited Partner Units outstanding at December 31,	390,872,723	390,859,445	388,186,222
Limited Partner Units
Limited Partner Units outstanding at January 1,	12,429,737	12,659,027	13,858,073
Limited Partner restricted unit grants, net	165,364	223,242	155,162
Conversion of Limited Partner OP Units to EQR Common Shares	(1,013,795)	(452,532)	(1,354,208)
Limited Partner Units outstanding at December 31,	11,581,306	12,429,737	12,659,027
Limited Partner Units Ownership Interest in Operating Partnership	3.0%	3.2%	3.3%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at December 31, 2023 and 2022.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2023 and 2022, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $289.2 million and $318.3 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the years ended December 31, 2023, 2022 and 2021, respectively (amounts in thousands):

	2023	2022	2021
Balance at January 1,	$318,273	$498,977	$338,951
Change in market value	(7,667)	(176,490)	158,598
Change in carrying value	(21,358)	(4,214)	1,428
Balance at December 31,	$289,248	$318,273	$498,977

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of December 31, 2023 and 2022:

			Amounts in thousands
		Annual
	Call	Dividend Per	December 31,	December 31,
	Date (1)	Share/Unit (2)	2023	2022
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 745,600 shares/units issued and outstanding as of December 31, 2023 and 2022	12/10/2026	$4.145	$37,280	$37,280
			$37,280	$37,280

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. The current program matures in May 2025 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of December 31, 2023.

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

During the year ended December 31, 2021 and part of the year ended December 31, 2022, the Company had forward sale agreements outstanding for approximately 1.7 million Common Shares at a weighted average initial forward price per share of $83.25. During the quarter ended December 31, 2022, the Company settled all of the outstanding forward sale agreements, at a weighted average forward price per share of $80.22, which is inclusive of adjustments made to reflect the then-current federal funds rate and the amount of dividends paid to holders of the Company's Common Shares, for net proceeds of approximately $139.6 million. Concurrent with this transaction, ERPOP issued the same amount of OP Units to EQR in exchange for the net proceeds.

During the year ended December 31, 2023, the Company repurchased and subsequently retired approximately $49.1 million (864,386 shares at a weighted average price per share of $56.79) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR. As of December 31, 2023, EQR had remaining authorization to repurchase up to 12,135,614 of its shares. See Note 18 for further discussion.

During the year ended December 31, 2023, ERPOP issued $0.9 million of 3.00% Series Q Cumulative Redeemable Preference Units (the "Series Q Preference Units") in connection with the buyout of the noncontrolling interest in a consolidated operating property. The 933,454 Series Q Preference Units have a liquidation value of $1.00 per unit and pay distributions quarterly at the annual rate of

$0.03 per unit. The Series Q Preference Units can be redeemed for, at EQR's/ERPOP's option, Common Shares, OP Units and/or cash upon the occurrence of specific events laid out in the agreement. If redeemed for Common Shares or OP Units, the number of shares/units issued is based on the Common Share price. The Series Q Preference Units increased the balance of Noncontrolling Interests - Partially Owned Properties in the consolidated balance sheets.

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2023 and 2022 (amounts in thousands):

	2023	2022
Land	$5,581,876	$5,580,878
Depreciable property:
Buildings and improvements	19,809,432	19,471,503
Furniture, fixtures and equipment	2,609,600	2,352,050
In-Place lease intangibles	519,394	510,816
Projects under development:
Land	3,201	3,201
Construction-in-progress	74,835	109,739
Land held for development:
Land	82,026	46,160
Construction-in-progress	32,274	14,407
Investment in real estate	28,712,638	28,088,754
Accumulated depreciation	(9,810,337)	(9,027,850)
Investment in real estate, net	$18,902,301	$19,060,904

During the year ended December 31, 2023, the Company acquired the following from unaffiliated parties (purchase price and purchase price allocation in thousands):

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

During the year ended December 31, 2022, the Company acquired the following from unaffiliated parties (purchase price and purchase price allocation in thousands):

				Purchase Price Allocation (1)
	Properties	Apartment Units	Purchase Price	Land	Depreciable Property
Rental Properties – Consolidated	1	172	$113,000	$25,361	$87,685
Total	1	172	$113,000	$25,361	$87,685

(1)
Purchase price allocation includes capitalized closing costs.

During the year ended December 31, 2023, the Company disposed of the following to unaffiliated parties (sales price and net gain in thousands):

	Properties	Apartment Units	Sales Price	Net Gain
Rental Properties – Consolidated	11	912	$379,893	$282,539
Total	11	912	$379,893	$282,539

During the year ended December 31, 2022, the Company disposed of the following to unaffiliated parties (sales price and net gain in thousands):

	Properties	Apartment Units	Sales Price	Net Gain
Rental Properties – Consolidated	3	945	$746,150	$304,325
Total	3	945	$746,150	$304,325

Impairment

During the year ended December 31, 2021, the Company recorded an approximate $16.8 million non-cash asset impairment charge on a land parcel which is included in land held for development on the consolidated balance sheets and included in the non-same store/other segment discussed in Note 17. The charge was the result of an analysis of the parcel’s estimated fair value (determined using internally developed models based on market assumptions and potential sales data from the marketing process) compared to its current capitalized carrying value after reassessment of our expected hold period for the parcel. As of December 31, 2023 and 2022, the land parcel's carrying value was $15.0 million.

5.
Commitments to Acquire/Dispose of Real Estate

The Company has not entered into any agreements to acquire rental properties or land parcels as of the date of filing.

The Company has entered into an agreement to dispose of the following (sales price and net book value in thousands):

	Properties	Apartment Units	Sales Price	Net Book Value at December 31, 2023
Rental Properties – Consolidated	2	300	$80,000	$70,533
Total	2	300	$80,000	$70,533

The closing of pending transactions is subject to certain conditions and restrictions; therefore there can be no assurance that the transactions will be consummated or that the final terms will not differ in material respects from any agreements summarized above. See Note 18 for discussion of the properties acquired or disposed of, if any, subsequent to December 31, 2023.

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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of December 31, 2023 and 2022:

	Operating Properties (1)		Projects Under Development (2), (3)		Projects Held for Development (3), (4)
	Properties	Apartment Units	Projects	Apartment Units (5)	Projects	Apartment Units (5)
2023 Consolidated Joint Ventures (VIE)	14	3,060	—	—	1	440
2022 Consolidated Joint Ventures (VIE)	15	3,114	1	312	—	—

(1)
The land parcel under one of the properties in 2023 is subject to a long-term ground lease.
(2)
The land parcel under this project is subject to a long-term ground lease.
(3)
Represents separate consolidated joint ventures for the purpose of developing multifamily rental properties.
(4)
Represents separate consolidated joint ventures that have not yet started.

(5)
Represents the intended number of apartment units to be developed.

The following table provides consolidated assets and liabilities related to the Company's VIEs as of December 31, 2023 and 2022 (amounts in thousands):

	December 31, 2023	December 31, 2022
Consolidated Assets	$599,788	$691,880
Consolidated Liabilities	$41,153	$158,932

During the years ended December 31, 2023 and 2022, the Company completed the following transactions:

2023

•
Acquired its joint venture partner's 10% interest in a 200-unit apartment property for $4.6 million, of which the Company paid $3.7 million in cash and ERPOP issued $0.9 million of 3.00% Series Q Preference Units (see Note 3 for additional discussion). The property is now wholly owned. In connection with the buyout, the carrying amount of the Noncontrolling Interests – Partially Owned Properties totaling $3.7 million was reduced to zero and the remaining $0.9 million was recorded to paid in capital/General Partner's Capital. The Company also repaid $64.7 million of mortgage debt at par prior to maturity in conjunction with the buyout;
•
Repaid the $67.9 million outstanding principal balance of the variable rate construction mortgage for one of its consolidated development joint ventures;
•
Sold one partially owned property consisting of 166 apartment units for approximately $60.1 million; and
•
Entered into an amended joint venture agreement for one of the unconsolidated projects held for development for the purpose of making the Company the joint venture manager and responsible for funding any further budgeted project costs up to a $139.0 million commitment as preferred and mezzanine contributions. The project is now consolidated. There was no funding at the closing of the amended joint venture. See the supplemental information in the consolidated statements of cash flows for disclosure of the consolidated amounts.

2022

•
Acquired its joint venture partner’s 25% interest in a 432-unit apartment property for $32.2 million, and the property is now wholly owned. In connection with the buyout, the carrying amount of the Noncontrolling Interests – Partially Owned Properties totaling $4.8 million was reduced to zero and the remaining $27.4 million was recorded to paid in capital/General Partner's Capital.

The following table and information summarizes the variable rate construction mortgage debt that was non-recourse to the Company at December 31, 2022 (there was no outstanding consolidated construction mortgage debt at December 31, 2023) (aggregate and amounts borrowed under loan commitments in thousands):

	December 31, 2022
	Recently Completed Operating Property	Project Under Development
Number of joint ventures with debt financing	1	1
Aggregate loan commitments	$67,589	$73,344
Amounts borrowed under loan commitments (1)	$64,776	$44,980

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

The following table and information summarizes the Company’s investments in unconsolidated entities as of December 31, 2023 and 2022 (amounts in thousands except for ownership percentage):

	December 31, 2023	December 31, 2022	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$35,421	$35,974	Varies
Projects Under Development and Land Held for Development (VIE)	220,192	218,043	62% - 95% (1)
Real Estate Technology Funds/Companies (VIE)	26,691	25,249	Varies
Other	(255)	(242)	Varies
Investments in Unconsolidated Entities	$282,049	$279,024

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of December 31, 2023 and 2022:

	Real Estate Holdings (1)	Projects Under Development (2), (5)		Projects Held for Development (2), (3)
	Entities	Projects	Apartment Units (4)	Projects	Apartment Units (4)
2023 Unconsolidated Joint Ventures (VIE)	3	6	1,982	4	1,164
2022 Unconsolidated Joint Ventures (VIE)	2	6	1,982	3	966

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

New Development Joint Ventures

The following table provides information on total unconsolidated development joint ventures entered into during the years ended December 31, 2023 and 2022 (amounts in thousands except for number of unconsolidated joint ventures and apartment units):

	December 31, 2023	December 31, 2022
Number of unconsolidated joint ventures (1)	2	3
Apartment units (2)	638	1,019
Investments in unconsolidated entities – acquisitions	$2,800	$49,855

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

7.
Restricted Deposits

The following table presents the Company’s restricted deposits as of December 31, 2023 and 2022 (amounts in thousands):

	December 31, 2023	December 31, 2022
Mortgage escrow deposits:
Real estate taxes and insurance	$307	$—
Mortgage principal reserves/sinking funds	29,270	25,304
Mortgage escrow deposits	29,577	25,304
Restricted cash:
Earnest money on pending acquisitions	524	4,500
Restricted deposits on real estate investments	2,181	229
Resident security and utility deposits	40,149	38,432
Replacement reserves	15,571	12,549
Other	1,250	2,289
Restricted cash	59,675	57,999
Restricted deposits	$89,252	$83,303

8.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$2,578,565	$62,193	$2,640,758	$2,446,516	$63,995	$2,510,511	$2,202,133	$61,033	$2,263,166
Utility recoveries (RUBS income) (1)	86,628	906	87,534	81,140	844	81,984	74,846	723	75,569
Parking rent	44,081	449	44,530	43,335	435	43,770	40,934	565	41,499
Other lease revenue (2)	(25,095)	(142)	(25,237)	(12,637)	(69)	(12,706)	(17,667)	4,027	(13,640)
Total lease revenue	$2,684,179	$63,406	2,747,585	$2,558,354	$65,205	2,623,559	$2,300,246	$66,348	2,366,594
Parking revenue			40,836			37,338			26,789
Other revenue			85,543			74,283			70,614
Total other rental income (3)			126,379			111,621			97,403
Rental income			$2,873,964			$2,735,180			$2,463,997

(1)
RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)
Other lease revenue consists of the revenue adjustment related to bad debt (see below for further discussion) and other miscellaneous lease revenue.
(3)
Other rental income is accounted for under the revenue recognition standard and primarily consists of third-party transient parking revenue and ancillary income such as cable and laundry revenue.

The following table presents residential and non-residential accounts receivable and straight-line receivable balances for the Company’s properties as of December 31, 2023 and 2022 (amounts in thousands):

	Residential		Non-Residential
Balance Sheet (Other assets):	December 31, 2023	December 31, 2022	December 31, 2023		December 31, 2022
Resident/tenant accounts receivable balances	$21,477	$35,688	$2,822		$2,820
Allowance for doubtful accounts	(15,846)	(31,405)	(1,849)		(2,152)
Net receivable balances	$5,631	$4,283	$973		$668

Straight-line receivable balances	$9,183	$4,398	$11,915	(1)	$13,795

(1)
During the year ended December 31, 2023, the Company recorded a non-cash write-off of approximately $1.5 million in straight-line receivables due to the bankruptcy of Rite Aid.

The following table presents residential bad debt for the Company’s properties for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

	Year Ended December 31,
Income Statement (Rental income):	2023	2022	2021
Bad debt, net (1)	$38,117	$26,570	$31,485
% of residential rental income	1.4%	1.0%	1.3%

(1)
Bad debt, net benefited from additional resident payments due to governmental rental assistance programs of approximately $2.8 million, $34.7 million and $34.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Lessee Accounting

The Company is the lessee under various corporate office and ground leases for which the Company recognizes right-of-use (“ROU”) assets and related lease liabilities. The following table presents the Company’s ROU assets and related lease liabilities as of December 31, 2023 and 2022 (amounts in thousands):

	2023	2022
Right-of-use assets:
Corporate office leases (operating)	$38,745	$34,767
Ground leases (finance)	94,091	95,834
Ground leases (operating)	324,430	332,355
Right-of-use assets	$457,266	$462,956
Lease liabilities:
Corporate office leases (operating)	$40,485	$35,747
Ground leases (finance)	68,143	68,919
Ground leases (operating)	203,012	204,082
Lease liabilities	$311,640	$308,748

Corporate office leases

The Company leases ten corporate offices with lease expiration dates ranging from 2024 through 2042 (inclusive of applicable extension options). During the year ended December 31, 2023, the Company entered into two new corporate office leases which are being accounted for as operating leases and recorded initial lease liabilities and ROU assets of approximately $7.1 million.

Ground leases

The Company maintains consolidated long-term ground leases for 16 operating properties with lease expiration dates ranging from 2042 through 2118 (inclusive of applicable purchase options). The Company owns the building and improvements.

Additional disclosures

The following tables illustrate the quantitative disclosures for lessees as of and for the years ended December 31, 2023, 2022 and 2021 (amounts in thousands):

	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Lease cost:
Finance lease cost:
Amortization of right-of-use assets (capitalized)	$146	$351	$351
Amortization of right-of-use assets (expensed)	1,781	1,391	1,391
Interest on lease liabilities (capitalized)	—	—	452
Interest on lease liabilities (expensed)	1,886	1,904	1,464
Operating lease cost:
Corporate office leases	4,738	4,061	3,581
Ground leases	18,338	18,338	18,338
Variable lease cost:
Corporate office leases	599	430	1,037
Ground leases	4,338	4,342	2,973
Total lease cost	$31,826	$30,817	$29,587

	December 31, 2023	December 31, 2022	December 31, 2021
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Investing cash flows from finance leases	$—	$—	$383
Financing cash flows from finance leases	$2,847	$2,463	$1,898
Operating cash flows from operating leases:
Corporate office leases	$4,576	$4,385	$5,016
Ground leases	$15,911	$15,037	$14,682
Weighted-average remaining lease term – finance leases	23.1 years	24.1 years	25.2 years
Weighted-average remaining lease term – operating leases:
Corporate office leases	17.7 years	16.1 years	16.8 years
Ground leases	60.7 years	61.2 years	61.8 years
Weighted-average discount rate – finance leases	2.8%	2.8%	2.8%
Weighted-average discount rate – operating leases:
Corporate office leases	4.3%	3.2%	3.2%
Ground leases	5.1%	5.1%	5.1%

The following table summarizes the Company’s undiscounted cash flows for contractual obligations for minimum rent payments/receipts under operating and financing leases for the next five years and thereafter as of December 31, 2023:

(Payments)/Receipts Due by Year (in thousands)
	2024	2025	2026	2027	2028	Thereafter	Total
Finance Leases:
Minimum Rent Payments (a)	$(2,881)	$(2,946)	$(2,959)	$(2,971)	$(2,984)	$(82,253)	$(96,994)
Operating Leases:
Minimum Rent Payments (a)	$(15,797)	$(16,028)	$(15,881)	$(15,984)	$(16,132)	$(806,155)	$(885,977)
Minimum Rent Receipts (b)	$53,000	$48,410	$44,582	$40,771	$34,709	$112,720	$334,192

(a)
Minimum basic rent due for corporate office leases and base rent due on ground leases where the Company is the lessee.
(b)
Minimum basic rent receipts due for various non-residential space where the Company is the lessor. Excludes residential leases due to their short-term nature.

The following table provides a reconciliation of lease liabilities from our undiscounted cash flows for minimum rent payments as of December 31, 2023 (amounts in thousands):

2023
Total minimum rent payments	$982,971
Less: Lease discount	(671,331)
Lease liabilities	$311,640

9.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the years ended December 31, 2023 and 2022 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following tables summarize the Company’s mortgage notes payable activity for the years ended December 31, 2023 and 2022, respectively (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2022	Proceeds		Assumptions		Lump sum payoffs		Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of December 31, 2023
Fixed Rate Debt:
Secured – Conventional	$1,608,838	$550,000	(2)	$42,256	(3)	$(800,000)	(2)	$—	$601	$(3,097)	$1,398,598
Floating Rate Debt:
Secured – Conventional	108,378	22,896		—		(132,598)		(54)	—	1,378	—
Secured – Tax Exempt	236,222	—		—		—		(3,300)	1,242	140	234,304
Floating Rate Debt	344,600	22,896		—		(132,598)		(3,354)	1,242	1,518	234,304
Total	$1,953,438	$572,896		$42,256		$(932,598)		$(3,354)	$1,843	$(1,579)	$1,632,902

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

The following table summarizes certain interest rate and maturity date information as of and for the years ended December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022
Interest Rate Ranges (ending)	0.10% - 5.25%	0.10% - 7.10%
Weighted Average Interest Rate	3.68%	3.46%
Maturity Date Ranges	2029-2061	2023-2061

As of December 31, 2023 and 2022, the Company had $246.7 million and $250.0 million, respectively, of secured tax-exempt bonds subject to third-party credit enhancement.

The historical cost, net of accumulated depreciation, of encumbered properties was $2.1 billion and $2.5 billion at December 31, 2023 and 2022, respectively.

Notes

The following tables summarize the Company’s notes activity for the years ended December 31, 2023 and 2022, respectively (amounts in thousands):

	Notes, net as of December 31, 2022	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of December 31, 2023
Fixed Rate Debt:
Unsecured – Public	$5,342,329	$—	$—	$2,248	$3,840	$5,348,417

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

	Notes, net as of December 31, 2021	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of December 31, 2022
Fixed Rate Debt:
Unsecured – Public	$5,835,222	$—	$(500,000)	$2,820	$4,287	$5,342,329

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the years ended December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022
Interest Rate Ranges (ending)	1.85% - 7.57%	1.85% - 7.57%
Weighted Average Interest Rate	3.51%	3.61%
Maturity Date Ranges	2025-2047	2025-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2023 and 2022.

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC in May 2022 and expires in May 2025.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing on October 26, 2027. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.725%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating. The Company did not borrow any amounts under its revolving credit facility during the years ended December 31, 2023 and 2022.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.0 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The following table summarizes certain weighted average interest rate, maturity and amounts outstanding information for the commercial paper program as of and for the years ended December 31, 2023 and 2022, respectively:

	December 31, 2023	December 31, 2022
Weighted Average Interest Rate (1)	5.47%	1.52%
Weighted Average Maturity (in days)	14	4
Weighted Average Amounts Outstanding	$276.0 million	$156.1 million

(1)
The notes bear interest at various floating rates.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of December 31, 2023 and 2022, respectively (amounts in thousands):

	December 31, 2023	December 31, 2022
Unsecured revolving credit facility commitment	$2,500,000	$2,500,000
Commercial paper balance outstanding	(410,000)	(130,000)
Unsecured revolving credit facility balance outstanding	—	—
Other restricted amounts	(3,415)	(3,463)
Unsecured revolving credit facility availability	$2,086,585	$2,366,537

Other

The following table summarizes the Company’s total debt extinguishment costs recorded as additional expense for the years ended December 31, 2023, 2022 and 2021, respectively (amounts in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Write-offs of unamortized deferred financing costs	$1,143	$717	$744
Write-offs of unamortized (premiums)/discounts/OCI	—	3,947	—
Total	$1,143	$4,664	$744

The following table provides a summary of the aggregate payments of principal on all debt for each of the next five years and thereafter as of December 31, 2023 (amounts in thousands):

Year	Total
2024 (1)	$416,200
2025	458,100
2026	601,025
2027	409,800
2028	910,700
Thereafter	4,668,832
Subtotal	7,464,657
Deferred Financing Costs and Unamortized (Discount)	(74,207)
Total	$7,390,450

(1)
Includes $410.0 million in principal outstanding on the Company’s commercial paper program.

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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at December 31, 2023 and 2022, respectively (amounts in thousands):

	December 31, 2023		December 31, 2022
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,632,902	$1,509,706	$1,953,438	$1,803,525
Unsecured debt, net	5,757,548	5,346,488	5,472,284	4,874,490
Total debt, net	$7,390,450	$6,856,194	$7,425,722	$6,678,015

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at December 31, 2023 and 2022, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$108,478	$108,478	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$108,478	$108,478	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$289,248	$—	$289,248	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2022	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$21,864	$—	$21,864	$—
Supplemental Executive Retirement Plan	Other Assets	133,245	133,245	—	—
Total		$155,109	$133,245	$21,864	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$1,210	$—	$1,210	$—
Supplemental Executive Retirement Plan	Other Liabilities	133,245	133,245	—	—
Total		$134,455	$133,245	$1,210	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$318,273	$—	$318,273	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2023, 2022 and 2021, respectively (amounts in thousands):

December 31, 2023 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$4,514	Interest expense	$(3,737)
Total	$4,514		$(3,737)

December 31, 2022 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$20,654	Interest expense	$(11,071)
Total	$20,654		$(11,071)

December 31, 2021 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(9,394)
Total	$—		$(9,394)

As of December 31, 2023 and 2022, there were approximately $5.7 million in deferred gains, net, and $2.5 million in deferred losses, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and unsettled derivative instruments, of which an estimated $2.3 million may be recognized as additional interest expense during the twelve months ending December 31, 2024.

During the year ended December 31, 2023, the Company received a net $27.1 million to settle nine forward starting swaps in conjunction with the interest rate lock on $530.0 million of ten-year secured conventional mortgage notes. The Company ultimately closed on $550.0 million of secured notes. The accrued interest of approximately $1.9 million was recorded as a decrease to interest expense. The remaining $25.2 million was initially deferred as a component of accumulated other comprehensive income (loss) and will be recognized as a decrease to interest expense over the first nine years and eight months of the mortgage notes.

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

The following table summarizes the Company’s real estate technology investment securities included in other assets as of December 31, 2023 and 2022 (amounts in thousands):

	December 31, 2023	December 31, 2022
Real Estate Technology Investments	$19,312	$4,312

During the year ended December 31, 2023, the Company sold a portion of one of these investment securities for proceeds of approximately $2.5 million and realized a gain on sale of approximately $1.6 million, which is included in interest and other income in the consolidated statements of operations. During the year ended December 31, 2023, the Company adjusted certain of these investment securities to observable market prices and recorded an unrealized gain of approximately $13.5 million, which is included in interest and other income in the consolidated statements of operations.

During the year ended December 31, 2021, the Company purchased and sold investment securities with readily determinable fair values and recognized a net gain on sale of $23.4 million, which is included in interest and other income in the consolidated statements of operations. The Company did not own any of these investment securities at December 31, 2023, 2022 and 2021.

11.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator for net income per share – basic:
Net income	$868,488	$806,995	$1,396,714
Allocation to Noncontrolling Interests – Operating Partnership	(26,710)	(26,310)	(45,900)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(6,340)	(3,774)	(17,964)
Preferred distributions	(3,090)	(3,090)	(3,090)
Numerator for net income per share – basic	$832,348	$773,821	$1,329,760
Numerator for net income per share – diluted:
Net income	$868,488	$806,995	$1,396,714
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(6,340)	(3,774)	(17,964)
Preferred distributions	(3,090)	(3,090)	(3,090)
Numerator for net income per share – diluted	$859,058	$800,131	$1,375,660
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	378,773	376,209	373,833
Effect of dilutive securities:
OP Units	11,181	11,836	12,263
Long-term compensation shares/units	943	1,402	1,924
ATM forward sales	—	3	69
Denominator for net income per share – diluted	390,897	389,450	388,089
Net income per share – basic	$2.20	$2.06	$3.56
Net income per share – diluted	$2.20	$2.05	$3.54

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator for net income per Unit – basic and diluted:
Net income	$868,488	$806,995	$1,396,714
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(6,340)	(3,774)	(17,964)
Allocation to Preference Units	(3,090)	(3,090)	(3,090)
Numerator for net income per Unit – basic and diluted	$859,058	$800,131	$1,375,660
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	389,954	388,045	386,096
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	943	1,402	1,924
ATM forward sales	—	3	69
Denominator for net income per Unit – diluted	390,897	389,450	388,089
Net income per Unit – basic	$2.20	$2.06	$3.56
Net income per Unit – diluted	$2.20	$2.05	$3.54

12.
Share Incentive Plans

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.

Overview of Share Incentive Plans

The 2019 Share Incentive Plan (the “2019 Plan”), as approved by the Company’s shareholders on June 27, 2019, expires on June 27, 2029 and reserves 11,331,958 Common Shares for issuance. All future awards will be granted under the 2019 Plan. As of December 31, 2023, 8,213,508 shares were available for future issuance.

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

Valuation Method of Share Options

The fair value of the Option grants is recognized over the requisite service/vesting period of the Options. The fair value for the Company’s Options was estimated at the time the Options were granted using the Black-Scholes option pricing model with the primary grant in each year having the following weighted average assumptions:

	2023	2022	2021
Expected volatility (1)	23.8%	21.7%	21.3%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	3.30%	3.26%	3.23%
Risk-free interest rate (4)	4.04%	1.66%	0.50%
Exercise price per share (5)	$66.59	$91.59	$67.48
Option valuation per share	$12.67	$12.57	$7.96

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

Long-Term Incentive Plan

The Company’s executive compensation program allows the Chief Executive Officer and certain other executive officers to earn from 0% to 200% of the target number of long-term incentive (“LTI”) awards, payable in the form of restricted shares and/or restricted units. Additionally, the program allowed participation of Samuel Zell, the Company's former Chairman of the Board of Trustees, prior to his death. No payout would be made for any result below 50% of the target performance metric. The Company’s Total Shareholder Return (“TSR”), Normalized Funds from Operations (“FFO”) and Net Debt to Normalized EBITDAre (Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate) results over a forward-looking three-year performance period determine the restricted shares and/or restricted units awarded and are compared to pre-established quantitative performance metrics. The grant date fair value of the awards is estimated using a Monte Carlo model for the TSR portion of the awards, and the resulting expense is recorded over the service period regardless of whether the TSR performance measures are achieved, while the Normalized FFO and Net Debt to Normalized EBITDAre portions of the awards are adjusted based on the final achievement obtained. If the executive is retirement-eligible, the grant date fair value is amortized into expense over the first year. All other awards are amortized into expense over the three-year performance and vesting period. If employment is terminated prior to vesting, the restricted shares and restricted units are generally canceled, subject to the retirement benefit provisions discussed below as well as the death and disability provisions of the plan.

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

The grant date fair value of the TSR portion of the LTI awards is estimated using a multifactor Monte Carlo model to determine share prices for a set of relative awards for which the payout of the award depends on the spread of EQR’s TSR to the TSR of two indices: (a) the FTSE Nareit Apartment Index; and (b) the FTSE Nareit Equity Index. The absolute Company TSR metric previously included in the TSR portion of the LTI awards for which the payout of the award only depended on EQR’s TSR was replaced with a Net Debt to Normalized EBITDAre metric for the 2022 LTI plan and onward, covering a forward-looking three-year performance period. The grant date fair value of the Normalized FFO and Net Debt to Normalized EBITDAre portions of the LTI awards are estimated using the closing price of EQR Common Shares on the grant date for the restricted shares and a discounted closing price of EQR Common Shares on the grant date for the restricted units to reflect the “book-up” and liquidity risk inherent in the units. The individual prices determined above are then weighted to arrive at the final values for each restricted share/unit as follows:

	2023	2022	2021
Weighted average fair value per restricted share	$61.18	$96.84	$61.73
Weighted average fair value per restricted unit	$58.78	$93.32	$59.82

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

Trustees

All non-employee Trustees, including the Company’s current Chairman, are granted Options, restricted shares and/or restricted units that vest one year from the grant date that corresponds to the term for which he or she has been elected to serve. The Company's former Chairman of the Board of Trustees, Samuel Zell, did not receive these awards. Since 2016, he only received awards under the LTI plan (see further discussion above).

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

Under the Company’s definitions of retirement, some of its executive officers, including its Chief Executive Officer, are retirement eligible.

Compensation Expense and Award Activity

The following tables summarize compensation information regarding the restricted shares, restricted units, Options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31, 2023
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares	$11,006	$1,480	$—	$12,486	$889
Restricted units	15,809	96	525	16,430	904
Options	4,436	192	—	4,628	—
ESPP discount	564	80	—	644	—
Total	$31,815	$1,848	$525	$34,188	$1,793

	Year Ended December 31, 2022
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares	$10,419	$1,176	$—	$11,595	$1,120
Restricted units	16,487	87	2,530	19,104	1,039
Options	1,889	169	263	2,321	—
ESPP discount	718	78	—	796	—
Total	$29,513	$1,510	$2,793	$33,816	$2,159

	Year Ended December 31, 2021
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares	$7,258	$1,131	$—	$8,389	$761
Restricted units	16,689	70	1,038	17,797	1,254
Options	2,980	121	—	3,101	—
ESPP discount	883	108	—	991	—
Total	$27,810	$1,430	$1,038	$30,278	$2,015

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

The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above. The total compensation expense related to Awards not yet vested at December 31, 2023 is $10.7 million (including the accelerated expenses for individuals approaching or meeting the retirement age criteria discussed above), which is expected to be recognized over a weighted average term of 1.34 years.

The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2023, 2022 and 2021:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	Restricted Units	Weighted Average Fair Value per Restricted Unit
Balance at December 31, 2020	5,642,752	$56.91	353,634	$71.81	879,800	$66.78
Awards granted	489,853	$67.58	96,224	$70.46	190,742	$60.71
Awards exercised/vested	(1,710,692)	$50.09	(133,351)	$62.89	(181,531)	$62.01
Awards forfeited	(23,317)	$73.33	(6,631)	$74.31	(35,580)	$59.82
Awards expired	(10,763)	$68.00	—	$—	—	$—
Balance at December 31, 2021	4,387,833	$60.65	309,876	$75.17	853,431	$66.11
Awards granted	164,199	$88.22	182,801	$80.52	223,242	$86.47
Awards exercised/vested	(468,021)	$52.87	(194,533)	$70.91	(122,999)	$66.10
Awards forfeited	(12,968)	$77.29	(8,226)	$82.02	—	$—
Awards expired	(9,683)	$60.02	—	$—	—	$—
Balance at December 31, 2022	4,061,360	$62.60	289,918	$81.21	953,674	$73.57
Awards granted	395,280	$66.56	152,217	$66.93	236,031	$60.38
Awards exercised/vested	(495,690)	$48.52	(118,322)	$80.76	(75,105)	$76.38
Awards forfeited	(1,717)	$66.73	(3,743)	$76.43	(70,667)	$59.14
Awards expired	(981)	$67.50	—	$—	—	$—
Balance at December 31, 2023	3,958,252	$64.76	320,070	$74.64	1,043,933	$68.56

	Amounts in thousands except per share amounts
	Year Ended December 31,
	2023	2022	2021
Weighted average grant date fair value per share for Options granted	$12.61	$12.45	$7.98
Aggregate intrinsic value of Options exercised (1)	$6,023	$14,511	$47,413
Fair value of restricted shares vested	$7,783	$17,353	$9,222
Fair value of restricted units vested	$4,965	$10,662	$12,468

(1)
These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

The following table summarizes information regarding Options outstanding and exercisable at December 31, 2023 (aggregate intrinsic value is in thousands):

	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Options Outstanding	3,958,252	4.81	$64.76	$2,889
Options Exercisable	3,342,785	4.12	$63.83	$2,889
Vested and expected to vest	611,238	8.54	$69.80	$—

(1)
The aggregate intrinsic values were calculated as the excess, if any, between the Company’s closing share price of $61.16 per share on December 31, 2023 and the strike price of the underlying awards.

As of December 31, 2022 and 2021, 3,549,325 Options (with a weighted average exercise price of $60.80) and 3,710,888 Options (with a weighted average exercise price of $58.70) were exercisable, respectively.

13.
Employee Plans

The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of EQR. The Company registered 7,000,000 Common Shares under the ESPP, of which 2,418,463 Common Shares remained available for purchase at December 31, 2023. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. The following table summarizes information regarding the Common Shares issued under the ESPP with the net proceeds noted below being contributed to ERPOP in exchange for OP Units (amounts in thousands except share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Shares issued	68,136	66,835	70,702
Issuance price ranges	$47.97– $55.11	$52.33 – $72.51	$53.13 – $71.04
Issuance proceeds	$3,517	$4,178	$4,265

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria. The Company matches dollar for dollar up to the first 4% of eligible compensation that a participant contributes to the 401(k) Plan for all employees except those defined as highly compensated employees, whose match is 3%. Participants are vested in the Company’s contributions over five years. The Company recognized an expense in the amount of $5.2 million, $4.8 million and $4.9 million for the years ended December 31, 2023, 2022 and 2021, respectively.

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

14.
Distribution Reinvestment Plan

On September 30, 2014, the Company filed with the SEC a Form S-3 Registration Statement to register 4,790,000 Common Shares pursuant to a Distribution Reinvestment Plan (the “2014 DRIP”), which included the remaining shares available for issuance under a previous registration. The registration was automatically declared effective the same day and will expire when all 4,790,000 shares have been issued. The Company has 4,619,250 Common Shares available for issuance under the 2014 DRIP at December 31, 2023.

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

15.
Transactions with Related Parties

The Company leases its corporate headquarters from an entity affiliated with Samuel Zell, who was EQR's Chairman of the Board of Trustees until his death in May 2023. This lease is no longer a related party lease as of December 31, 2023. The lease term expires on November 30, 2032 and contains two five-year extension options. The amount incurred for such office space for the years ended December 31, 2023, 2022 and 2021 were approximately $1.9 million, $1.7 million and $1.7 million, respectively. The Company believes these amounts approximate market rates for such rental space.

16.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of December 31, 2023, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at December 31, 2023 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	1	225	$74,585
Unconsolidated	6	1,982	144,928
Total Projects Under Development	7	2,207	$219,513

(1)
The Company's share of the $219.5 million in total project costs remaining approximates $76.6 million, with the balance funded by the Company's joint venture partners (approximately $0.7 million) and/or applicable construction loans (approximately $142.2 million).

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

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. As of December 31, 2023, the Company has invested in ten separate such investments totaling $38.8 million with aggregate remaining commitments of approximately $19.2 million.

Employment Agreements

The Company entered into a retirement benefits agreement with its former Chairman and a deferred compensation agreement with one former executive officer. During the years ended December 31, 2023, 2022 and 2021, the Company recognized compensation expense of $0.6 million, $(0.2) million and $0.1 million, respectively, related to these agreements.

The following table summarizes the Company’s contractual obligations for deferred compensation for the next five years and thereafter as of December 31, 2023:

	(Payments) Due by Year (in thousands)
	2024	2025	2026	2027	2028	Thereafter	Total
Other Long-Term Liabilities:
Deferred Compensation (1)	$(840)	$(840)	$(840)	$(840)	$(840)	$(3,778)	$(7,978)

(1)
Includes payments due to the estate of the Company’s former Chairman. As of December 31, 2023, no payments remain due to the Company's former executive officer.

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

The Company has been named as a defendant in a number of cases filed in late 2022 and 2023 alleging antitrust violations by RealPage, Inc., a seller of revenue management software products, and various owners and/or operators of multifamily housing, including us, that have utilized these products. The complaints allege collusion among the defendants to illegally fix and inflate the pricing of multifamily rents and seek monetary damages, injunctive relief, fees and costs. All of the cases except for one have been consolidated into a single putative class action in the United States District Court for the Middle District of Tennessee. On December 28, 2023, motions to dismiss this consolidated action, filed by RealPage, Inc. as well as us and our multifamily co-defendants, were denied by the Court and the case is proceeding. Another case with similar allegations has been filed by the District of Columbia against RealPage, Inc. and a number of multifamily owners and/or operators, including us. We believe these various lawsuits are without merit and we intend to vigorously defend against them. As these proceedings are in the early stages, it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in any of these cases.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis. While the Company does maintain a non-residential presence, it accounts for less than 4.0% of total revenues for the year ended December 31, 2023 and is designed as an amenity for our residential residents. The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis. The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the years ended December 31, 2023, 2022 and 2021, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the years ended December 31, 2023, 2022 and 2021, respectively (amounts in thousands):

	Year Ended December 31,
	2023	2022	2021
Rental income	$2,873,964	$2,735,180	$2,463,997
Property and maintenance expense	(514,575)	(483,865)	(453,532)
Real estate taxes and insurance expense	(412,114)	(388,412)	(397,105)
Total operating expenses	(926,689)	(872,277)	(850,637)
Net operating income	$1,947,275	$1,862,903	$1,613,360

The following tables present NOI from our rental real estate for each segment for the years ended December 31, 2023, 2022 and 2021, respectively, as well as total assets and capital expenditures at December 31, 2023 and 2022, respectively (amounts in thousands):

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$466,980	$143,983	$322,997	$450,635	$132,858	$317,777	$431,954	$132,274	$299,680
Orange County	130,343	28,699	101,644	122,660	26,511	96,149	109,427	24,986	84,441
San Diego	92,691	20,602	72,089	86,728	19,506	67,222	78,709	18,395	60,314
Subtotal - Southern California	690,014	193,284	496,730	660,023	178,875	481,148	620,090	175,655	444,435

Washington, D.C.	441,676	140,696	300,980	417,210	138,570	278,640	389,205	129,065	260,140
San Francisco	430,390	129,480	300,910	415,173	124,192	290,981	383,817	118,795	265,022
New York	476,319	193,311	283,008	434,820	187,218	247,602	367,370	182,631	184,739
Seattle	290,894	81,787	209,107	281,959	79,037	202,922	256,988	80,775	176,213
Boston	289,423	85,579	203,844	270,899	82,523	188,376	235,050	76,374	158,676
Denver	71,067	21,328	49,739	67,785	19,569	48,216	39,084	11,209	27,875
Other Expansion Markets	64,928	27,983	36,945	61,897	27,618	34,279	—	—	—
Total same store	2,754,711	873,448	1,881,263	2,609,766	837,602	1,772,164	2,291,604	774,504	1,517,100

Non-same store/other
Non-same store (2)	100,970	36,836	64,134	74,379	29,758	44,621	59,629	27,691	31,938
Other (3)	18,283	16,405	1,878	51,035	4,917	46,118	112,764	48,442	64,322
Total non-same store/other	119,253	53,241	66,012	125,414	34,675	90,739	172,393	76,133	96,260

Totals	$2,873,964	$926,689	$1,947,275	$2,735,180	$872,277	$1,862,903	$2,463,997	$850,637	$1,613,360

(1)
For the years ended December 31, 2023 and 2022, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2022, less properties subsequently sold, which represented 76,297 apartment units. For the year ended December 31, 2021, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2021, less properties subsequently sold, which represented 72,872 apartment units.
(2)
For the years ended December 31, 2023 and 2022, non-same store primarily includes properties acquired after January 1, 2022, plus any properties in lease-up and not stabilized as of January 1, 2022, and any properties undergoing major renovations. For the year ended December 31, 2021, non-same store primarily includes properties acquired after January 1, 2021, plus any properties in lease-up and not stabilized as of January 1, 2021, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Year Ended December 31, 2023		Year Ended December 31, 2022
	Total Assets	Capital Expenditures	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,489,180	$54,688	$2,549,606	$35,057
Orange County	343,219	9,888	356,396	7,885
San Diego	231,549	17,137	228,471	8,798
Subtotal - Southern California	3,063,948	81,713	3,134,473	51,740

Washington, D.C.	2,995,509	50,504	3,091,996	34,640
San Francisco	2,972,476	53,963	3,049,771	33,497
New York	3,326,831	21,908	3,421,373	21,636
Seattle	2,075,966	34,011	2,141,346	27,935
Boston	1,748,887	30,852	1,807,629	23,951
Denver	824,264	4,220	857,021	8,561
Other Expansion Markets	782,977	5,674	811,130	2,175
Total same store	17,790,858	282,845	18,314,739	204,135

Non-same store/other
Non-same store (2)	1,493,139	35,615	1,134,000	15,277
Other (3)	750,567	882	769,523	1,674
Total non-same store/other	2,243,706	36,497	1,903,523	16,951

Totals	$20,034,564	$319,342	$20,218,262	$221,086

(1)
Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2022, less properties subsequently sold, which represented 76,297 apartment units.

(2)
Non-same store primarily includes properties acquired after January 1, 2022, plus any properties in lease-up and not stabilized as of January 1, 2022, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and capital expenditures for properties sold.
18.
Subsequent Events

Subsequent to December 31, 2023, the Company:

•
Disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	3	504	$248,500
Total	3	504	$248,500

•
Following the Company's share repurchase activity in 2023, its Board of Trustees approved replenishing the Company's share repurchase program authorization back to its original 13.0 million shares.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Overall Summary

December 31, 2023

	Properties	Apartment Units	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances (1)
Wholly Owned Unencumbered	255	68,916	$24,800,990,957	$(8,491,300,503)	$16,309,690,454	$—
Wholly Owned Encumbered	33	8,215	3,097,180,778	(1,052,189,478)	2,044,991,300	1,604,630,478
Wholly Owned Properties	288	77,131	27,898,171,735	(9,543,489,981)	18,354,681,754	1,604,630,478
Partially Owned Unencumbered	13	2,792	779,454,558	(244,736,257)	534,718,301	—
Partially Owned Encumbered	1	268	35,011,634	(22,111,181)	12,900,453	28,271,943
Partially Owned Properties	14	3,060	814,466,192	(266,847,438)	547,618,754	28,271,943
Total Unencumbered Properties	268	71,708	25,580,445,515	(8,736,036,760)	16,844,408,755	—
Total Encumbered Properties	34	8,483	3,132,192,412	(1,074,300,659)	2,057,891,753	1,632,902,421
Total Consolidated Investment in Real Estate	302	80,191	$28,712,637,927	$(9,810,337,419)	$18,902,300,508	$1,632,902,421

(1)
See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2023

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Amount
Archstone Master Property Holdings LLC	8	H	$546,784,016
Portfolio/Entity Encumbrances	8		546,784,016
Individual Property Encumbrances			1,086,118,405
Total Encumbrances per Financial Statements			$1,632,902,421

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Balance, beginning of year	$28,088,754	$28,272,906	$27,203,325
Acquisitions and development	500,221	214,903	1,912,579
Improvements	321,082	225,136	152,715
Dispositions and other	(197,419)	(624,191)	(995,713)
Balance, end of year	$28,712,638	$28,088,754	$28,272,906

The changes in accumulated depreciation for the years ended December 31, 2023, 2022 and 2021 are as follows:

	2023	2022	2021
Balance, beginning of year	$9,027,850	$8,354,282	$7,859,657
Depreciation	888,709	882,168	838,272
Dispositions and other	(106,222)	(208,600)	(343,647)
Balance, end of year	$9,810,337	$9,027,850	$8,354,282

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/23
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/23	Encumbrances
Wholly Owned Unencumbered:
100 K Apartments (fka 100K Street)	Washington, D.C.	—	2018	222	$15,600,000	$70,296,069	$300,905	$15,600,000	$70,596,974	$86,196,974	$(14,897,778)	$71,299,196	$—
170 Amsterdam	New York, NY	G	2015	236	—	112,096,955	1,076,420	—	113,173,375	113,173,375	(38,535,035)	74,638,340	—
175 Kent	Brooklyn, NY	G	2011	113	22,037,831	53,962,169	2,841,342	22,037,831	56,803,511	78,841,342	(26,115,759)	52,725,583	—
180 Montague (fka Brooklyn Heights)	Brooklyn, NY	G	2000	193	32,400,000	92,675,228	6,202,414	32,400,000	98,877,642	131,277,642	(41,299,986)	89,977,656	—
180 Riverside Boulevard	New York, NY	G	1998	516	144,968,250	138,346,681	23,000,194	144,968,250	161,346,875	306,315,125	(102,045,821)	204,269,304	—
1210 Mass	Washington, D.C.	G	2004	144	9,213,512	36,559,189	6,031,243	9,213,512	42,590,432	51,803,944	(26,263,816)	25,540,128	—
1401 Joyce on Pentagon Row	Arlington, VA	—	2004	326	9,780,000	89,668,165	9,670,778	9,780,000	99,338,943	109,118,943	(51,888,815)	57,230,128	—
1500 Mass Ave	Washington, D.C.	G	1951	556	54,638,298	40,361,702	18,275,942	54,638,298	58,637,644	113,275,942	(37,775,345)	75,500,597	—
1800 Oak (fka Rosslyn)	Arlington, VA	G	2003	314	31,400,000	109,005,734	13,922,635	31,400,000	122,928,369	154,328,369	(52,103,605)	102,224,764	—
2201 Pershing Drive	Arlington, VA	G	2012	188	11,321,198	49,674,175	3,542,317	11,321,198	53,216,492	64,537,690	(23,077,524)	41,460,166	—
2201 Wilson	Arlington, VA	G	2000	219	21,900,000	78,724,663	9,735,230	21,900,000	88,459,893	110,359,893	(36,122,649)	74,237,244	—
2400 M St	Washington, D.C.	G	2006	359	30,006,593	114,013,785	6,040,872	30,006,593	120,054,657	150,061,250	(73,845,252)	76,215,998	—
2501 Porter	Washington, D.C.	—	1988	202	13,000,000	75,271,179	8,579,027	13,000,000	83,850,206	96,850,206	(37,053,984)	59,796,222	—
315 on A	Boston, MA	G	2013	202	14,450,070	115,824,930	2,728,746	14,450,070	118,553,676	133,003,746	(39,985,661)	93,018,085	—
340 Fremont (fka Rincon Hill)	San Francisco, CA	—	2016	348	42,000,000	248,607,902	1,455,245	42,000,000	250,063,147	292,063,147	(72,136,881)	219,926,266	—
341 Nevins	Brooklyn, NY	—	(F)	—	3,621,717	308,661	—	3,621,717	308,661	3,930,378	—	3,930,378	—
3003 Van Ness (fka Van Ness)	Washington, D.C.	—	1970	625	56,300,000	141,191,580	13,398,348	56,300,000	154,589,928	210,889,928	(65,522,660)	145,367,268	—
425 Broadway	Santa Monica, CA	G	2001	101	12,600,000	34,394,772	4,177,489	12,600,000	38,572,261	51,172,261	(16,909,293)	34,262,968	—
425 Mass	Washington, D.C.	G	2009	559	28,150,000	138,600,000	11,286,087	28,150,000	149,886,087	178,036,087	(73,476,449)	104,559,638	—
455 Eye Street	Washington, D.C.	G	2017	174	11,941,407	61,418,689	474,032	11,941,407	61,892,721	73,834,128	(15,925,044)	57,909,084	—
4th and Hill	Los Angeles, CA	—	(F)	—	13,131,456	1,868,544	—	13,131,456	1,868,544	15,000,000	—	15,000,000	—
55 West Fifth I & II (fka Townhouse Plaza and Gardens)	San Mateo, CA	—	1964/1972	241	21,041,710	71,931,323	18,881,207	21,041,710	90,812,530	111,854,240	(43,587,776)	68,266,464	—
600 Washington	New York, NY	G	2004	135	32,852,000	43,140,551	4,880,600	32,852,000	48,021,151	80,873,151	(29,111,793)	51,761,358	—
660 Washington (fka Boston Common)	Boston, MA	G	2006	420	106,100,000	166,311,679	19,921,287	106,100,000	186,232,966	292,332,966	(73,269,964)	219,063,002	—
70 Greene	Jersey City, NJ	G	2010	480	28,108,899	236,763,553	7,822,777	28,108,899	244,586,330	272,695,229	(115,268,366)	157,426,863	—
71 Broadway	New York, NY	G	1997	238	22,611,600	77,492,171	22,156,834	22,611,600	99,649,005	122,260,605	(68,010,311)	54,250,294	—
77 Bluxome	San Francisco, CA	—	2007	102	5,249,124	18,609,876	808,565	5,249,124	19,418,441	24,667,565	(8,843,983)	15,823,582	—
77 Park Avenue (fka Hoboken)	Hoboken, NJ	G	2000	301	27,900,000	168,992,440	11,758,976	27,900,000	180,751,416	208,651,416	(74,020,489)	134,630,927	—
777 Sixth	New York, NY	G	2002	294	65,352,706	65,747,294	8,483,965	65,352,706	74,231,259	139,583,965	(40,561,987)	99,021,978	—
88 Hillside	Daly City, CA	G	2011	95	7,786,800	31,587,325	4,738,464	7,786,800	36,325,789	44,112,589	(16,832,809)	27,279,780	—
855 Brannan	San Francisco, CA	G	2018	449	41,363,921	282,730,067	1,666,205	41,363,921	284,396,272	325,760,193	(68,753,861)	257,006,332	—
929 Mass (fka 929 House)	Cambridge, MA	G	1975	127	3,252,993	21,745,595	9,890,575	3,252,993	31,636,170	34,889,163	(24,748,862)	10,140,301	—
Academy Village	North Hollywood, CA	—	1989	248	25,000,000	23,593,194	14,095,146	25,000,000	37,688,340	62,688,340	(25,487,214)	37,201,126	—
Acappella	Pasadena, CA	—	2002	143	5,839,548	29,360,452	2,853,851	5,839,548	32,214,303	38,053,851	(16,729,407)	21,324,444	—
Aero Apartments	Alameda, CA	G	2021	200	13,107,242	100,519,872	104,683	13,107,242	100,624,555	113,731,797	(10,818,873)	102,912,924	—
Alban Towers	Washington, D.C.	—	1934	229	18,900,000	89,794,201	8,117,051	18,900,000	97,911,252	116,811,252	(40,243,353)	76,567,899	—
Alborada	Fremont, CA	—	1999	442	24,310,000	59,214,129	11,057,491	24,310,000	70,271,620	94,581,620	(55,425,390)	39,156,230	—
Alcott Apartments (fka West End Tower)	Boston, MA	G	2021	470	10,424,000	398,024,518	707,600	10,424,000	398,732,118	409,156,118	(33,508,942)	375,647,176	—
Alcyone	Seattle, WA	G	2004	162	11,379,497	49,360,503	2,564,761	11,379,497	51,925,264	63,304,761	(18,898,816)	44,405,945	—
Altitude (fka Village at Howard Hughes, The (Lots 1 & 2))	Los Angeles, CA	—	2016	545	43,783,485	150,234,305	2,130,013	43,783,485	152,364,318	196,147,803	(45,260,093)	150,887,710	—
Alton, The (fka Millikan)	Irvine, CA	—	2017	344	11,049,027	96,523,927	896,714	11,049,027	97,420,641	108,469,668	(27,304,190)	81,165,478	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/23
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/23	Encumbrances
Arbor Terrace	Sunnyvale, CA	—	1979	177	9,057,300	18,483,642	13,187,247	9,057,300	31,670,889	40,728,189	(24,481,933)	16,246,256	—
Arches, The	Sunnyvale, CA	—	1974	410	26,650,000	62,850,000	15,685,977	26,650,000	78,535,977	105,185,977	(34,669,178)	70,516,799	—
Artisan on Second	Los Angeles, CA	—	2008	118	8,000,400	36,074,600	2,805,294	8,000,400	38,879,894	46,880,294	(18,009,181)	28,871,113	—
Artistry Emeryville (fka Emeryville)	Emeryville, CA	—	1994	267	12,300,000	61,466,267	9,843,817	12,300,000	71,310,084	83,610,084	(32,323,930)	51,286,154	—
Atelier	Brooklyn, NY	G	2015	120	32,401,680	47,135,432	1,091,757	32,401,680	48,227,189	80,628,869	(15,712,454)	64,916,415	—
Axis at Shady Grove	Rockville, MD	—	2016	366	14,745,774	90,503,831	917,567	14,745,774	91,421,398	106,167,172	(24,584,449)	81,582,723	—
Azure (fka Mission Bay-Block 13)	San Francisco, CA	—	2015	273	32,855,115	153,566,841	2,170,015	32,855,115	155,736,856	188,591,971	(48,623,946)	139,968,025	—
Bay Hill	Long Beach, CA	—	2002	160	7,600,000	27,437,239	4,964,954	7,600,000	32,402,193	40,002,193	(21,835,777)	18,166,416	—
Beatrice, The	New York, NY	—	2010	302	114,351,405	165,648,595	3,995,875	114,351,405	169,644,470	283,995,875	(73,548,689)	210,447,186	—
Bella Vista I, II, III Combined	Woodland Hills, CA	—	2003-2007	579	31,682,754	121,095,786	15,188,788	31,682,754	136,284,574	167,967,328	(83,555,036)	84,412,292	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	—	2000	1	63,158	236,157	2,098	63,158	238,255	301,413	(124,113)	177,300	—
Belle Fontaine	Marina Del Rey, CA	—	2003	102	9,098,808	28,701,192	3,444,563	9,098,808	32,145,755	41,244,563	(14,408,672)	26,835,891	—
Breakwater at Marina Del Rey	Marina Del Rey, CA	—	1964-1969	224	—	73,189,262	3,136,929	—	76,326,191	76,326,191	(32,636,843)	43,689,348	—
Briarwood (CA)	Sunnyvale, CA	—	1985	192	9,991,500	22,247,278	13,063,331	9,991,500	35,310,609	45,302,109	(23,585,266)	21,716,843	—
Brodie, The	Westminster, CO	—	2016	312	8,639,904	79,257,130	1,753,507	8,639,904	81,010,637	89,650,541	(20,858,102)	68,792,439	—
Brooklyner, The (fka 111 Lawrence)	Brooklyn, NY	G	2010	490	40,099,922	221,438,631	6,118,634	40,099,922	227,557,265	267,657,187	(101,708,858)	165,948,329	—
C on Pico	Los Angeles, CA	—	2014	94	17,125,766	28,074,234	704,768	17,125,766	28,779,002	45,904,768	(9,424,001)	36,480,767	—
Carlyle Mill	Alexandria, VA	—	2002	317	10,000,000	51,367,913	12,565,532	10,000,000	63,933,445	73,933,445	(44,576,313)	29,357,132	—
Carmel Terrace	San Diego, CA	—	1988-1989	384	2,288,300	20,596,281	21,048,610	2,288,300	41,644,891	43,933,191	(33,112,960)	10,820,231	—
Cascade	Seattle, WA	G	2017	477	23,751,564	149,406,957	1,129,025	23,751,564	150,535,982	174,287,546	(38,651,067)	135,636,479	—
Centennial (fka Centennial Court & Centennial Tower)	Seattle, WA	G	1991/2001	408	9,700,000	70,080,378	17,577,904	9,700,000	87,658,282	97,358,282	(58,180,900)	39,177,382	—
Centre Club Combined	Ontario, CA	—	1994 & 2002	412	7,436,000	33,014,789	12,451,304	7,436,000	45,466,093	52,902,093	(34,033,011)	18,869,082	—
Chelsea Square	Redmond, WA	—	1991	113	3,397,100	9,289,074	3,370,676	3,397,100	12,659,750	16,056,850	(10,679,531)	5,377,319	—
Chloe on Madison (fka 1401 E. Madison)	Seattle, WA	G	2019	137	10,401,958	53,913,565	109,171	10,401,958	54,022,736	64,424,694	(9,225,790)	55,198,904	—
Chloe on Union (fka Chloe)	Seattle, WA	G	2010	117	14,835,571	39,359,650	3,301,073	14,835,571	42,660,723	57,496,294	(11,890,890)	45,605,404	—
Church Corner	Cambridge, MA	G	1987	85	5,220,000	16,744,643	3,816,835	5,220,000	20,561,478	25,781,478	(14,047,556)	11,733,922	—
Circa Fitzsimons	Denver, CO	—	2020	280	9,241,400	86,070,796	625,672	9,241,400	86,696,468	95,937,868	(11,403,217)	84,534,651	—
City Gate at Cupertino (fka Cupertino)	Cupertino, CA	—	1998	311	40,400,000	95,937,046	8,960,917	40,400,000	104,897,963	145,297,963	(44,848,845)	100,449,118	—
City Square Bellevue (fka Bellevue)	Bellevue, WA	G	1998	191	15,100,000	41,876,257	5,710,373	15,100,000	47,586,630	62,686,630	(20,232,213)	42,454,417	—
Clarendon, The	Arlington, VA	G	2005	292	30,400,340	103,824,660	5,885,173	30,400,340	109,709,833	140,110,173	(51,014,797)	89,095,376	—
Cleo, The	Los Angeles, CA	—	1989	92	6,615,467	14,829,335	4,785,294	6,615,467	19,614,629	26,230,096	(12,188,753)	14,041,343	—
Cleveland House	Washington, D.C.	—	1953	214	18,300,000	66,392,414	9,164,220	18,300,000	75,556,634	93,856,634	(31,747,411)	62,109,223	—
Connecticut Heights	Washington, D.C.	—	1974	518	27,600,000	114,002,295	12,080,368	27,600,000	126,082,663	153,682,663	(53,418,758)	100,263,905	—
Corcoran House at DuPont Circle (fka DuPont Circle)	Washington, D.C.	G	1961	138	13,500,000	26,913,113	5,223,942	13,500,000	32,137,055	45,637,055	(14,041,548)	31,595,507	—
Courthouse Plaza	Arlington, VA	G	1990	396	—	87,386,024	9,408,049	—	96,794,073	96,794,073	(42,702,367)	54,091,706	—
Creekside (San Mateo)	San Mateo, CA	—	1985	192	9,606,600	21,193,232	6,417,124	9,606,600	27,610,356	37,216,956	(23,016,852)	14,200,104	—
Cronins Landing	Waltham, MA	G	1998	281	32,300,000	85,119,324	16,618,711	32,300,000	101,738,035	134,038,035	(44,049,990)	89,988,045	—
Crystal Place	Arlington, VA	—	1986	181	17,200,000	47,918,975	6,465,464	17,200,000	54,384,439	71,584,439	(23,323,848)	48,260,591	—
Dalton, The	Alexandria, VA	G	2018	270	22,947,777	95,334,754	520,384	22,947,777	95,855,138	118,802,915	(18,310,220)	100,492,695	—
Deerwood (SD)	San Diego, CA	—	1990	316	2,082,095	18,739,815	18,736,371	2,082,095	37,476,186	39,558,281	(34,569,639)	4,988,642	—
Del Mar Ridge	San Diego, CA	—	1998	181	7,801,824	36,948,176	9,128,679	7,801,824	46,076,855	53,878,679	(23,465,530)	30,413,149	—
Eagle Canyon	Chino Hills, CA	—	1985	252	1,808,900	16,274,361	13,396,931	1,808,900	29,671,292	31,480,192	(25,455,777)	6,024,415	—
Edge, The (fka 4885 Edgemoor Lane)	Bethesda, MD	—	2021	154	—	72,836,851	47,591	—	72,884,442	72,884,442	(7,419,177)	65,465,265	—
Edgemont at Bethesda Metro	Bethesda, MD	—	1989	123	13,092,552	43,907,448	5,501,637	13,092,552	49,409,085	62,501,637	(22,196,226)	40,305,411	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/23
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/23	Encumbrances
Emerson Place	Boston, MA	G	1962	444	14,855,000	57,566,636	39,564,184	14,855,000	97,130,820	111,985,820	(80,591,213)	31,394,607	—
Encore at Sherman Oaks, The	Sherman Oaks, CA	—	1988	174	8,700,000	25,446,003	5,534,741	8,700,000	30,980,744	39,680,744	(15,446,990)	24,233,754	—
Estancia at Santa Clara (fka Santa Clara)	Santa Clara, CA	—	2000	450	—	123,759,804	10,018,382	—	133,778,186	133,778,186	(54,209,519)	79,568,667	—
Eviva on Cherokee	Denver, CO	—	2017	274	10,507,626	100,037,204	2,351,489	10,507,626	102,388,693	112,896,319	(22,757,962)	90,138,357	—
Flora	Austin, TX	—	2019	194	5,733,088	32,343,349	709,561	5,733,088	33,052,910	38,785,998	(6,108,471)	32,677,527	—
Fremont Center	Fremont, CA	G	2002	322	25,800,000	78,753,114	9,001,771	25,800,000	87,754,885	113,554,885	(37,054,339)	76,500,546	—
Gaithersburg Station	Gaithersburg, MD	G	2013	400	17,500,000	74,678,917	6,895,451	17,500,000	81,574,368	99,074,368	(32,497,818)	66,576,550	—
Gateway at Malden Center	Malden, MA	G	1988	203	9,209,780	25,722,666	19,657,330	9,209,780	45,379,996	54,589,776	(34,108,785)	20,480,991	—
Geary Court Yard	San Francisco, CA	—	1990	165	1,722,400	15,471,429	6,820,508	1,722,400	22,291,937	24,014,337	(19,281,906)	4,732,431	—
Girard	Boston, MA	G	2016	160	—	102,450,328	1,322,917	—	103,773,245	103,773,245	(26,132,043)	77,641,202	—
Hampshire Place	Los Angeles, CA	—	1989	259	10,806,000	30,335,330	12,691,799	10,806,000	43,027,129	53,833,129	(26,984,424)	26,848,705	—
Harbor Steps	Seattle, WA	G	2000	761	59,403,601	158,829,432	60,387,650	59,403,601	219,217,082	278,620,683	(133,704,499)	144,916,184	—
Hathaway	Long Beach, CA	—	1987	385	2,512,500	22,611,912	16,834,416	2,512,500	39,446,328	41,958,828	(33,365,015)	8,593,813	—
Helios (fka 2nd+Pine)	Seattle, WA	G	2017	398	18,061,674	206,762,591	1,391,969	18,061,674	208,154,560	226,216,234	(53,149,822)	173,066,412	—
Heritage at Stone Ridge	Burlington, MA	—	2005	180	10,800,000	31,808,335	6,898,871	10,800,000	38,707,206	49,507,206	(23,082,304)	26,424,902	—
Heritage Ridge	Lynwood, WA	—	1999	197	6,895,000	18,983,597	5,865,406	6,895,000	24,849,003	31,744,003	(16,027,471)	15,716,532	—
Hesby	North Hollywood, CA	—	2013	308	23,299,892	102,700,108	3,620,381	23,299,892	106,320,489	129,620,381	(39,156,702)	90,463,679	—
Highlands at South Plainfield	South Plainfield, NJ	—	2000	252	10,080,000	37,526,912	4,075,515	10,080,000	41,602,427	51,682,427	(26,247,074)	25,435,353	—
Hikari	Los Angeles, CA	G	2007	128	9,435,760	32,564,240	2,625,378	9,435,760	35,189,618	44,625,378	(16,167,679)	28,457,699	—
Hudson Crossing	New York, NY	G	2003	259	23,420,000	69,977,699	5,378,863	23,420,000	75,356,562	98,776,562	(48,829,162)	49,947,400	—
Hudson Pointe	Jersey City, NJ	G	2003	182	5,350,000	41,114,074	8,918,277	5,350,000	50,032,351	55,382,351	(34,040,770)	21,341,581	—
Huxley, The	Redwood City, CA	—	2018	137	18,775,028	89,336,651	555,115	18,775,028	89,891,766	108,666,794	(16,805,781)	91,861,013	—
Indie Deep Ellum	Dallas, TX	G	2020	231	12,253,503	63,853,833	901,501	12,253,503	64,755,334	77,008,837	(8,878,139)	68,130,698	—
Ivory Wood	Bothell, WA	—	2000	144	2,732,800	13,888,282	5,558,625	2,732,800	19,446,907	22,179,707	(11,427,052)	10,752,655	—
Jia (fka Chinatown Gateway)	Los Angeles, CA	G	2014	280	14,791,831	78,286,423	2,962,875	14,791,831	81,249,298	96,041,129	(33,138,562)	62,902,567	—
Junction 47 (fka West Seattle)	Seattle, WA	G	2015	206	11,726,305	56,581,665	1,152,881	11,726,305	57,734,546	69,460,851	(19,405,411)	50,055,440	—
Juniper Sandy Springs	Sandy Springs, GA	—	2017	230	8,668,700	64,989,813	716,375	8,668,700	65,706,188	74,374,888	(8,984,522)	65,390,366	—
Kelvin, The (fka Modera)	Irvine, CA	—	2015	194	15,521,552	64,853,448	1,566,632	15,521,552	66,420,080	81,941,632	(22,771,191)	59,170,441	—
Kilby	Frisco, TX	—	2020	258	6,431,940	64,187,474	617,387	6,431,940	64,804,861	71,236,801	(9,248,837)	61,987,964	—
Laguna Clara	Santa Clara, CA	—	1972	222	10,441,994	22,572,843	37,440,159	10,441,994	60,013,002	70,454,996	(23,986,326)	46,468,670	—
Laguna Clara II	Santa Clara, CA	—	(F)	—	3,200,426	74,835,894	—	3,200,426	74,835,894	78,036,320	—	78,036,320	—
Landings at Port Imperial	W. New York, NJ	—	1999	276	27,246,045	37,741,049	18,166,959	27,246,045	55,908,008	83,154,053	(42,240,676)	40,913,377	—
Lane	Seattle, WA	G	2019	217	13,142,946	71,942,751	433,093	13,142,946	72,375,844	85,518,790	(13,223,818)	72,294,972	—
Lex, The	San Jose, CA	—	2017	387	21,817,512	158,778,598	2,422,042	21,817,512	161,200,640	183,018,152	(33,432,604)	149,585,548	—
Liberty Park	Braintree, MA	—	2000	202	5,977,504	26,749,111	9,311,443	5,977,504	36,060,554	42,038,058	(25,793,896)	16,244,162	—
Liberty Tower	Arlington, VA	G	2008	235	16,382,822	83,817,078	9,377,043	16,382,822	93,194,121	109,576,943	(45,138,808)	64,438,135	—
Lincoln Heights	Quincy, MA	—	1991	336	5,928,400	33,595,262	17,591,688	5,928,400	51,186,950	57,115,350	(44,339,403)	12,775,947	—
Lofts at Kendall Square (fka Kendall Square)	Cambridge, MA	—	1998	186	18,696,674	78,445,657	8,634,537	18,696,674	87,080,194	105,776,868	(37,626,154)	68,150,714	—
Lofts at Kendall Square ll (fka 249 Third Street)	Cambridge, MA	G	2019	84	4,603,326	44,187,266	318,540	4,603,326	44,505,806	49,109,132	(7,430,067)	41,679,065	—
Longacre House	New York, NY	G	2000	293	73,170,045	53,962,510	7,667,753	73,170,045	61,630,263	134,800,308	(34,732,681)	100,067,627	—
Longfellow Place	Boston, MA	G	1975	710	38,264,917	132,175,915	109,245,678	38,264,917	241,421,593	279,686,510	(191,850,552)	87,835,958	—
Luna Upper Westside	Atlanta, GA	—	2020	345	14,847,420	108,325,394	593,390	14,847,420	108,918,784	123,766,204	(13,248,308)	110,517,896	—
Madox	Jersey City, NJ	G	2013	131	9,679,635	64,594,205	1,645,456	9,679,635	66,239,661	75,919,296	(15,369,145)	60,550,151	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/23
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/23	Encumbrances
Mantena	New York, NY	G	2012	98	22,346,513	61,501,158	2,188,992	22,346,513	63,690,150	86,036,663	(26,550,412)	59,486,251	—
Mara Pacific Beach	San Diego, CA	G	2020	172	25,360,682	87,755,429	1,410,014	25,360,682	89,165,443	114,526,125	(9,204,461)	105,321,664	—
Marina 41 (fka Marina Del Rey)	Marina Del Rey, CA	—	1973	623	—	168,842,442	12,614,637	—	181,457,079	181,457,079	(78,411,305)	103,045,774	—
Mariposa at Playa Del Rey (fka Playa Del Rey)	Playa Del Rey, CA	—	2004	354	60,900,000	89,311,482	14,223,579	60,900,000	103,535,061	164,435,061	(42,508,058)	121,927,003	—
Market Street Village	San Diego, CA	—	2006	229	13,740,000	40,757,301	3,472,332	13,740,000	44,229,633	57,969,633	(26,991,272)	30,978,361	—
Marlowe (fka Oakwood Crystal City)	Arlington, VA	—	1987	162	15,400,000	35,474,336	6,261,340	15,400,000	41,735,676	57,135,676	(18,198,660)	38,937,016	—
Milano Lofts	Los Angeles, CA	G	1925/2006	99	8,125,216	27,378,784	5,530,316	8,125,216	32,909,100	41,034,316	(14,623,666)	26,410,650	—
Mill Creek	Milpitas, CA	—	1991	516	12,858,693	57,168,503	20,302,965	12,858,693	77,471,468	90,330,161	(53,791,805)	36,538,356	—
Milo	Denver, CO	—	2020	319	15,957,975	153,331,358	1,631,738	15,957,975	154,963,096	170,921,071	(15,719,277)	155,201,794	—
Mosaic at Metro	Hyattsville, MD	—	2008	260	—	59,580,898	2,376,256	—	61,957,154	61,957,154	(32,149,923)	29,807,231	—
Mountain View Redevelopment	Mountain View, CA	—	(F)	—	—	2,690,285	—	—	2,690,285	2,690,285	—	2,690,285	—
Mozaic at Union Station	Los Angeles, CA	—	2007	272	8,500,000	52,529,446	5,360,565	8,500,000	57,890,011	66,390,011	(33,745,465)	32,644,546	—
Murray Hill Tower (fka Murray Hill)	New York, NY	G	1974	270	75,800,000	102,705,401	15,903,328	75,800,000	118,608,729	194,408,729	(52,828,918)	141,579,811	—
Next on Sixth	Los Angeles, CA	G	2017	398	52,509,906	136,635,650	1,404,646	52,509,906	138,040,296	190,550,202	(29,659,205)	160,890,997	—
North Pier at Harborside	Jersey City, NJ	—	2003	297	4,000,159	94,290,590	14,655,270	4,000,159	108,945,860	112,946,019	(69,398,688)	43,547,331	—
Northglen	Valencia, CA	—	1988	234	9,360,000	20,778,553	8,016,329	9,360,000	28,794,882	38,154,882	(21,634,092)	16,520,790	—
Northpark	Burlingame, CA	—	1972	510	38,607,000	77,472,217	20,077,277	38,607,000	97,549,494	136,156,494	(54,387,642)	81,768,852	—
Oak Park Combined	Agoura Hills, CA	—	1989 & 1990	444	3,390,700	30,517,274	13,167,882	3,390,700	43,685,156	47,075,856	(39,986,282)	7,089,574	—
Oaks	Santa Clarita, CA	—	2000	520	23,400,000	61,020,438	18,187,526	23,400,000	79,207,964	102,607,964	(50,232,040)	52,375,924	—
Ocean Crest	Solana Beach, CA	—	1986	146	5,111,200	11,910,438	5,778,689	5,111,200	17,689,127	22,800,327	(14,730,437)	8,069,890	—
Odin (fka Tallman)	Seattle, WA	—	2015	301	16,807,519	64,519,515	827,649	16,807,519	65,347,164	82,154,683	(21,646,607)	60,508,076	—
Olivian at the Realm	Lewisville, TX	—	2021	421	14,854,564	109,313,571	1,162,940	14,854,564	110,476,511	125,331,075	(12,312,825)	113,018,250	—
One Henry Adams	San Francisco, CA	G	2016	241	30,224,393	139,704,146	1,286,618	30,224,393	140,990,764	171,215,157	(39,511,777)	131,703,380	—
One India Street (fka Oakwood Boston)	Boston, MA	G	1901	94	22,200,000	28,672,979	7,294,988	22,200,000	35,967,967	58,167,967	(16,671,590)	41,496,377	—
Osprey	Atlanta, GA	G	2020	320	18,121,932	116,950,910	795,010	18,121,932	117,745,920	135,867,852	(13,708,059)	122,159,793	—
Pacific Place	Los Angeles, CA	—	2008	430	32,250,000	110,750,000	9,450,100	32,250,000	120,200,100	152,450,100	(46,424,357)	106,025,743	—
Packard Building	Seattle, WA	G	2010	61	5,911,041	19,954,959	1,559,243	5,911,041	21,514,202	27,425,243	(7,229,644)	20,195,599	—
Parc 77	New York, NY	G	1903	137	40,504,000	18,025,679	7,970,358	40,504,000	25,996,037	66,500,037	(17,581,457)	48,918,580	—
Parc Cameron	New York, NY	G	1927	166	37,600,000	9,855,597	8,449,294	37,600,000	18,304,891	55,904,891	(13,879,196)	42,025,695	—
Parc Coliseum	New York, NY	G	1910	177	52,654,000	23,045,751	10,770,843	52,654,000	33,816,594	86,470,594	(23,394,106)	63,076,488	—
Parc East Towers	New York, NY	G	1977	324	102,163,000	108,989,402	15,586,244	102,163,000	124,575,646	226,738,646	(74,316,340)	152,422,306	—
Parc on Powell (fka Parkside at Emeryville)	Emeryville, CA	G	2015	173	16,667,059	65,473,337	3,310,713	16,667,059	68,784,050	85,451,109	(22,819,414)	62,631,695	—
Park Connecticut	Washington, D.C.	—	2000	142	13,700,000	59,087,519	5,912,747	13,700,000	65,000,266	78,700,266	(25,595,262)	53,105,004	—
Park West (CA)	Los Angeles, CA	—	1987/1990	444	3,033,500	27,302,383	15,665,950	3,033,500	42,968,333	46,001,833	(37,830,238)	8,171,595	—
Parkside	Union City, CA	—	1979	208	6,246,700	11,827,453	9,034,696	6,246,700	20,862,149	27,108,849	(16,929,525)	10,179,324	—
Pearl, The (WA)	Seattle, WA	G	2008	80	6,972,585	26,527,415	1,496,143	6,972,585	28,023,558	34,996,143	(9,753,976)	25,242,167	—
Pearl MDR (fka Oakwood Marina Del Rey)	Marina Del Rey, CA	G	1969	597	—	120,795,359	25,387,707	—	146,183,066	146,183,066	(58,974,843)	87,208,223	—
Pegasus	Los Angeles, CA	G	1949/2003	322	18,094,052	81,905,948	11,486,175	18,094,052	93,392,123	111,486,175	(45,871,998)	65,614,177	—
Penman, The	Atlanta, GA	G	2023	262	9,942,043	68,917,572	413,300	9,942,043	69,330,872	79,272,915	(3,261,263)	76,011,652	—
Portofino	Chino Hills, CA	—	1989	176	3,572,400	14,660,994	5,368,196	3,572,400	20,029,190	23,601,590	(16,858,559)	6,743,031	—
Portofino (Val)	Valencia, CA	—	1989	216	8,640,000	21,487,126	7,133,484	8,640,000	28,620,610	37,260,610	(22,054,016)	15,206,594	—
Portside Towers	Jersey City, NJ	G	1992-1997	527	22,487,006	96,842,913	31,772,570	22,487,006	128,615,483	151,102,489	(108,369,349)	42,733,140	—
Potrero 1010	San Francisco, CA	G	2016	453	40,830,011	181,924,463	2,633,921	40,830,011	184,558,384	225,388,395	(56,411,881)	168,976,514	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/23
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/23	Encumbrances
Prado (fka Glendale)	Glendale, CA	—	1988	264	—	67,977,313	7,812,571	—	75,789,884	75,789,884	(32,306,839)	43,483,045	—
Prime, The	Arlington, VA	—	2002	281	34,625,000	77,879,740	11,451,378	34,625,000	89,331,118	123,956,118	(45,403,647)	78,552,471	—
Prism at Park Avenue South (fka 400 Park Avenue South)	New York, NY	G	2015	269	76,292,169	171,812,112	480,769	76,292,169	172,292,881	248,585,050	(58,984,500)	189,600,550	—
Promenade at Town Center I & II	Valencia, CA	—	2001	564	28,200,000	69,795,915	19,178,549	28,200,000	88,974,464	117,174,464	(57,965,755)	59,208,709	—
Providence	Bothell, WA	—	2000	200	3,573,621	19,055,505	6,956,842	3,573,621	26,012,347	29,585,968	(16,594,365)	12,991,603	—
Quarry Hills	Quincy, MA	—	2006	316	26,900,000	84,411,162	7,884,801	26,900,000	92,295,963	119,195,963	(38,628,384)	80,567,579	—
Radiant Fairfax Ridge	Fairfax, VA	—	2016	213	7,352,547	63,018,744	763,336	7,352,547	63,782,080	71,134,627	(9,407,562)	61,727,065	—
Radius Uptown	Denver, CO	—	2017	372	13,644,960	121,899,084	2,684,835	13,644,960	124,583,919	138,228,879	(30,154,484)	108,074,395	—
Redmond Court	Bellevue, WA	—	1977	206	10,300,000	33,488,745	5,757,284	10,300,000	39,246,029	49,546,029	(16,909,272)	32,636,757	—
Regency Palms	Huntington Beach, CA	—	1969	310	1,857,400	16,713,254	9,768,897	1,857,400	26,482,151	28,339,551	(23,045,040)	5,294,511	—
Reserve at Burlington, The	Burlington, MA	—	2019	270	20,250,000	114,476,933	1,192,804	20,250,000	115,669,737	135,919,737	(14,832,668)	121,087,069	—
Reserve at Clarendon Centre, The	Arlington, VA	G	2003	252	10,500,000	52,812,935	7,497,244	10,500,000	60,310,179	70,810,179	(41,008,914)	29,801,265	—
Reserve at Eisenhower, The	Alexandria, VA	—	2002	226	6,500,000	34,585,059	6,366,435	6,500,000	40,951,494	47,451,494	(28,643,944)	18,807,550	—
Reserve at Empire Lakes	Rancho Cucamonga, CA	—	2005	467	16,345,000	73,080,670	14,209,264	16,345,000	87,289,934	103,634,934	(51,335,751)	52,299,183	—
Reserve at Fairfax Corner	Fairfax, VA	—	2001	652	15,804,057	63,129,050	16,050,762	15,804,057	79,179,812	94,983,869	(57,156,000)	37,827,869	—
Reserve at Mountain View (fka Mountain View)	Mountain View, CA	—	1965	180	27,000,000	33,029,605	9,940,765	27,000,000	42,970,370	69,970,370	(20,306,708)	49,663,662	—
Reserve at Potomac Yard	Alexandria, VA	—	2002	588	11,918,917	68,862,641	22,487,722	11,918,917	91,350,363	103,269,280	(61,488,868)	41,780,412	—
Reserve at Town Center I-III (WA)	Mill Creek, WA	G	2001, 2009, 2014	584	16,768,705	77,623,664	14,491,401	16,768,705	92,115,065	108,883,770	(50,723,769)	58,160,001	—
Rianna I & II	Seattle, WA	G	2000/2002	156	4,430,000	29,298,096	4,922,304	4,430,000	34,220,400	38,650,400	(17,048,020)	21,602,380	—
Richmond Row	Suwanee, GA	—	2023	344	10,030,008	88,340,263	7,075	10,030,008	88,347,338	98,377,346	(2,992,401)	95,384,945	—
Ridgewood Village I&II	San Diego, CA	—	1997	408	11,809,500	34,004,048	8,600,913	11,809,500	42,604,961	54,414,461	(34,187,275)	20,227,186	—
Riva Terra I (fka Redwood Shores)	Redwood City, CA	—	1986	304	34,963,355	84,587,658	10,990,949	34,963,355	95,578,607	130,541,962	(42,139,194)	88,402,768	—
Riva Terra II (fka Harborside)	Redwood City, CA	—	1986	149	17,136,645	40,536,531	5,308,292	17,136,645	45,844,823	62,981,468	(19,195,628)	43,785,840	—
Riverpark	Redmond, WA	G	2009	321	14,355,000	80,894,049	6,478,677	14,355,000	87,372,726	101,727,726	(39,802,428)	61,925,298	—
Rivington, The	Hoboken, NJ	—	1999	240	34,340,640	112,112,152	6,247,025	34,340,640	118,359,177	152,699,817	(29,568,763)	123,131,054	—
Rivington II, The	Hoboken, NJ	—	(F)	—	—	882,999	—	—	882,999	882,999	—	882,999	—
Rosecliff II	Quincy, MA	—	2005	130	4,922,840	30,202,160	3,144,895	4,922,840	33,347,055	38,269,895	(15,693,941)	22,575,954	—
Sakura Crossing	Los Angeles, CA	G	2009	230	14,641,990	42,858,010	2,295,778	14,641,990	45,153,788	59,795,778	(21,869,195)	37,926,583	—
Savanna Nine Mile	Erie, CO	—	2022	287	9,386,048	98,792,001	327,082	9,386,048	99,119,083	108,505,131	(6,144,916)	102,360,215	—
Saxton	Seattle, WA	G	2019	325	38,805,400	128,652,023	1,017,507	38,805,400	129,669,530	168,474,930	(24,464,893)	144,010,037	—
Sheffield Court	Arlington, VA	—	1986	597	3,342,381	31,337,332	28,451,637	3,342,381	59,788,969	63,131,350	(49,017,026)	14,114,324	—
Siena Terrace	Lake Forest, CA	—	1988	356	8,900,000	24,083,024	10,161,947	8,900,000	34,244,971	43,144,971	(28,124,403)	15,020,568	—
Skycrest	Valencia, CA	—	1999	264	10,560,000	25,574,457	7,261,508	10,560,000	32,835,965	43,395,965	(25,008,353)	18,387,612	—
Skyhouse South	Atlanta, GA	G	2014	320	14,182,277	101,911,477	865,625	14,182,277	102,777,102	116,959,379	(14,711,876)	102,247,503	—
Skylark	Union City, CA	—	1986	174	1,781,600	16,731,916	6,385,765	1,781,600	23,117,681	24,899,281	(19,266,032)	5,633,249	—
Skyview	Rancho Santa Margarita, CA	—	1999	260	3,380,000	21,952,863	7,822,233	3,380,000	29,775,096	33,155,096	(23,882,860)	9,272,236	—
SoMa II	San Francisco, CA	—	(F)	—	29,406,606	5,946,220	—	29,406,606	5,946,220	35,352,826	—	35,352,826	—
Sonterra at Foothill Ranch	Foothill Ranch, CA	—	1997	300	7,503,400	24,048,507	7,306,241	7,503,400	31,354,748	38,858,148	(26,411,678)	12,446,470	—
South City Station (fka South San Francisco)	San Francisco, CA	G	2007	368	68,900,000	79,476,861	11,170,173	68,900,000	90,647,034	159,547,034	(37,427,408)	122,119,626	—
Southwood	Palo Alto, CA	—	1985	100	6,936,600	14,324,069	9,166,206	6,936,600	23,490,275	30,426,875	(17,886,037)	12,540,838	—
Springline	Seattle, WA	G	2016	136	9,163,667	47,910,981	925,584	9,163,667	48,836,565	58,000,232	(13,738,227)	44,262,005	—
Square One	Seattle, WA	—	2014	112	7,222,544	26,277,456	585,300	7,222,544	26,862,756	34,085,300	(9,806,190)	24,279,110	—
STOA	Los Angeles, CA	G	2017	237	25,326,048	79,976,031	798,002	25,326,048	80,774,033	106,100,081	(17,730,242)	88,369,839	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/23
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/23	Encumbrances
Ten23 (fka 500 West 23rd Street)	New York, NY	G	2011	111	—	58,881,873	1,884,314	—	60,766,187	60,766,187	(24,816,731)	35,949,456	—
Terraces, The	San Francisco, CA	G	1975	117	14,087,610	16,314,151	3,404,650	14,087,610	19,718,801	33,806,411	(10,311,675)	23,494,736	—
Theo	Denver, CO	G	2018	275	15,322,049	122,105,822	5,725,512	15,322,049	127,831,334	143,153,383	(14,436,596)	128,716,787	—
Third Square	Cambridge, MA	G	2008/2009	471	26,767,171	218,822,728	14,058,561	26,767,171	232,881,289	259,648,460	(119,293,842)	140,354,618	—
Three20	Seattle, WA	G	2013	134	7,030,766	29,005,762	1,201,169	7,030,766	30,206,931	37,237,697	(11,923,729)	25,313,968	—
Toscana	Irvine, CA	—	1991/1993	563	39,410,000	50,806,072	29,210,951	39,410,000	80,017,023	119,427,023	(59,755,687)	59,671,336	—
Town Square at Mark Center I&II	Alexandria, VA	—	1996	678	39,928,464	141,208,321	18,935,294	39,928,464	160,143,615	200,072,079	(93,729,565)	106,342,514	—
Troy Boston	Boston, MA	G	2015	378	34,641,051	181,607,331	3,949,396	34,641,051	185,556,727	220,197,778	(46,837,498)	173,360,280	—
Urbana (fka Market Street Landing)	Seattle, WA	G	2014	289	12,542,418	75,800,090	4,048,215	12,542,418	79,848,305	92,390,723	(31,470,273)	60,920,450	—
Uwajimaya Village	Seattle, WA	—	2002	176	8,800,000	22,188,288	8,465,521	8,800,000	30,653,809	39,453,809	(17,843,046)	21,610,763	—
Vantage Hollywood	Los Angeles, CA	—	1987	298	42,580,326	56,014,674	4,599,573	42,580,326	60,614,247	103,194,573	(22,544,861)	80,649,712	—
Veloce	Redmond, WA	G	2009	322	15,322,724	76,176,594	8,572,969	15,322,724	84,749,563	100,072,287	(33,927,756)	66,144,531	—
Venue at the Promenade	Castle Rock, CO	—	2017	312	8,355,048	83,752,689	1,003,370	8,355,048	84,756,059	93,111,107	(18,249,114)	74,861,993	—
Verde Condominium Homes (fka Mission Verde, LLC)	San Jose, CA	—	1986	108	5,190,700	9,679,109	5,728,363	5,190,700	15,407,472	20,598,172	(12,866,340)	7,731,832	—
Veridian (fka Silver Spring)	Silver Spring, MD	G	2009	457	18,539,817	130,407,365	6,431,672	18,539,817	136,839,037	155,378,854	(67,886,445)	87,492,409	—
Versailles	Woodland Hills, CA	—	1991	253	12,650,000	33,656,292	9,427,319	12,650,000	43,083,611	55,733,611	(30,740,341)	24,993,270	—
Versailles (K-Town)	Los Angeles, CA	—	2008	225	10,590,975	44,409,025	2,831,899	10,590,975	47,240,924	57,831,899	(24,671,051)	33,160,848	—
Victor on Venice	Los Angeles, CA	G	2006	115	10,350,000	35,433,437	5,139,715	10,350,000	40,573,152	50,923,152	(22,756,285)	28,166,867	—
Villa Solana	Laguna Hills, CA	—	1984	272	1,665,100	14,985,677	14,066,723	1,665,100	29,052,400	30,717,500	(26,497,536)	4,219,964	—
Village at Del Mar Heights, The (fka Del Mar Heights)	San Diego, CA	—	1986	168	15,100,000	40,859,396	4,646,584	15,100,000	45,505,980	60,605,980	(20,011,239)	40,594,741	—
Vintage at 425 Broadway (fka Promenade)	Santa Monica, CA	G	1934/2001	60	9,000,000	13,961,523	2,140,493	9,000,000	16,102,016	25,102,016	(7,324,017)	17,777,999	—
Virginia Square	Arlington, VA	G	2002	231	—	85,940,003	6,852,413	—	92,792,416	92,792,416	(39,956,244)	52,836,172	—
Vista 99 (fka Tasman)	San Jose, CA	—	2016	554	27,709,329	177,556,948	3,300,163	27,709,329	180,857,111	208,566,440	(55,894,410)	152,672,030	—
Vista Del Lago	Mission Viejo, CA	—	1986-1988	608	4,525,800	40,736,293	26,012,880	4,525,800	66,749,173	71,274,973	(59,975,988)	11,298,985	—
Walden Park	Cambridge, MA	—	1966	232	12,448,888	52,044,448	5,648,651	12,448,888	57,693,099	70,141,987	(29,126,694)	41,015,293	—
Water Park Towers	Arlington, VA	—	1989	362	34,400,000	108,485,859	16,536,076	34,400,000	125,021,935	159,421,935	(53,904,806)	105,517,129	—
Watertown Square	Watertown, MA	G	2005	134	16,800,000	34,074,056	4,705,823	16,800,000	38,779,879	55,579,879	(15,601,180)	39,978,699	—
Weaver, The	Austin, TX	G	2020	250	25,405,232	69,552,640	942,684	25,405,232	70,495,324	95,900,556	(8,810,968)	87,089,588	—
West 96th	New York, NY	G	1987	209	84,800,000	67,055,501	9,095,791	84,800,000	76,151,292	160,951,292	(34,550,051)	126,401,241	—
West End Apartments (fka Emerson Place/CRP II)	Boston, MA	G	2008	310	469,546	163,123,022	7,092,334	469,546	170,215,356	170,684,902	(90,900,140)	79,784,762	—
Westchester at Rockville	Rockville, MD	—	2009	192	10,600,000	44,135,207	2,491,898	10,600,000	46,627,105	57,227,105	(18,960,439)	38,266,666	—
Westerly	Dallas, TX	G	2021	331	11,958,829	79,169,818	808,754	11,958,829	79,978,572	91,937,401	(10,797,996)	81,139,405	—
Westmont	New York, NY	G	1986	163	64,900,000	61,143,259	8,038,327	64,900,000	69,181,586	134,081,586	(29,972,941)	104,108,645	—
Westside	Los Angeles, CA	—	2004	204	34,200,000	56,962,630	4,437,079	34,200,000	61,399,709	95,599,709	(25,691,497)	69,908,212	—
Windridge (CA)	Laguna Niguel, CA	—	1989	344	2,662,900	23,985,497	14,863,783	2,662,900	38,849,280	41,512,180	(35,333,767)	6,178,413	—
Wisconsin Place	Chevy Chase, MD	—	2009	432	—	172,089,355	2,425,504	—	174,514,859	174,514,859	(71,043,768)	103,471,091	—
Woodleaf	Campbell, CA	—	1984	178	8,550,600	16,988,183	7,932,641	8,550,600	24,920,824	33,471,424	(20,333,249)	13,138,175	—
Zephyr on the Park	Redmond, WA	G	2021	193	15,637,106	89,964,029	508,237	15,637,106	90,472,266	106,109,372	(10,350,495)	95,758,877	—
Management Business	N/A	—	(D)	—	—	—	146,900,379	—	146,900,379	146,900,379	(117,346,461)	29,553,918	—
Operating Partnership	N/A	—	(F)	—	—	5,381,683	—	—	5,381,683	5,381,683	—	5,381,683	—
Other	N/A	—	—	—	—	—	139,699	—	139,699	139,699	(107,085)	32,614	—
Wholly Owned Unencumbered				68,916	4,803,002,687	17,835,391,731	2,162,596,539	4,803,002,687	19,997,988,270	24,800,990,957	(8,491,300,503)	16,309,690,454	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/23
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/23	Encumbrances
Wholly Owned Encumbered:
1111 Belle Pre (fka The Madison)	Alexandria, VA	G	2014	360	18,937,702	94,758,679	2,129,011	18,937,702	96,887,690	115,825,392	(38,064,593)	77,760,799	86,423,543
300 East 39th (fka East 39th)	New York, NY	G	2001	254	48,900,000	96,174,639	8,535,816	48,900,000	104,710,455	153,610,455	(44,008,723)	109,601,732	61,781,539
303 East 83rd (fka Camargue)	New York, NY	G	1976	261	79,400,000	79,122,624	14,669,737	79,400,000	93,792,361	173,192,361	(42,481,189)	130,711,172	(H)
Artisan Square	Northridge, CA	—	2002	140	7,000,000	20,537,359	3,027,258	7,000,000	23,564,617	30,564,617	(16,607,074)	13,957,543	35,662,809
Avanti	Anaheim, CA	—	1987	162	12,960,000	18,497,683	4,712,439	12,960,000	23,210,122	36,170,122	(14,816,612)	21,353,510	28,073,517
Avenir Apartments	Boston, MA	G	2009	241	—	114,321,619	8,511,355	—	122,832,974	122,832,974	(50,573,694)	72,259,280	850,000
Baxter Decatur, The	Decatur, GA	—	2019	290	11,783,860	70,317,555	146,488	11,783,860	70,464,043	82,247,903	(3,698,478)	78,549,425	42,120,891
City Pointe	Fullerton, CA	G	2004	183	6,863,792	36,476,208	5,969,717	6,863,792	42,445,925	49,309,717	(21,723,936)	27,585,781	39,664,995
Elevé	Glendale, CA	G	2013	208	14,080,560	56,419,440	1,898,510	14,080,560	58,317,950	72,398,510	(22,068,088)	50,330,422	38,438,100
Fairchase	Fairfax, VA	—	2007	392	23,500,000	87,722,321	4,395,439	23,500,000	92,117,760	115,617,760	(36,947,609)	78,670,151	(H)
Flats at DuPont Circle	Washington, D.C.	—	1967	306	35,200,000	108,768,198	6,119,373	35,200,000	114,887,571	150,087,571	(45,726,981)	104,360,590	(H)
Glo	Los Angeles, CA	G	2008	201	16,047,023	48,650,963	4,749,785	16,047,023	53,400,748	69,447,771	(25,591,509)	43,856,262	33,040,681
Heights on Capitol Hill	Seattle, WA	G	2006	104	5,425,000	21,138,028	2,561,602	5,425,000	23,699,630	29,124,630	(14,248,969)	14,875,661	22,611,034
Kelvin Court (fka Alta Pacific)	Irvine, CA	—	2008	132	10,752,145	34,846,856	2,901,431	10,752,145	37,748,287	48,500,432	(19,504,163)	28,996,269	26,274,230
Kenwood Mews	Burbank, CA	—	1991	141	14,100,000	24,662,883	4,645,398	14,100,000	29,308,281	43,408,281	(18,949,257)	24,459,024	37,664,400
La Terrazza at Colma Station	Colma, CA	G	2005	155	—	41,251,044	5,164,137	—	46,415,181	46,415,181	(26,522,851)	19,892,330	25,050,483
Lindley Apartments	Encino, CA	—	2004	129	5,805,000	25,705,000	4,920,637	5,805,000	30,625,637	36,430,637	(14,344,051)	22,086,586	28,071,118
Lofts 590	Arlington, VA	—	2005	212	20,100,000	67,909,023	2,030,805	20,100,000	69,939,828	90,039,828	(27,620,612)	62,419,216	43,082,769
Longview Place	Waltham, MA	—	2004	348	20,880,000	90,255,509	15,894,429	20,880,000	106,149,938	127,029,938	(65,958,574)	61,071,364	84,368,535
Mark on 8th	Seattle, WA	G	2016	174	23,004,387	51,116,647	807,153	23,004,387	51,923,800	74,928,187	(14,084,735)	60,843,452	(H)
Metro on First	Seattle, WA	G	2002	106	8,540,000	12,209,981	4,839,628	8,540,000	17,049,609	25,589,609	(9,954,415)	15,635,194	21,514,520
Moda	Seattle, WA	G	2009	251	12,649,228	36,842,012	2,990,545	12,649,228	39,832,557	52,481,785	(20,236,076)	32,245,709	(I)
Montierra (CA)	San Diego, CA	—	1990	272	8,160,000	29,360,938	15,884,277	8,160,000	45,245,215	53,405,215	(31,866,121)	21,539,094	61,087,211
Notch	Newcastle, WA	—	2020	158	5,463,324	43,490,989	490,130	5,463,324	43,981,119	49,444,443	(7,198,601)	42,245,842	(H)
Old Town Lofts	Redmond, WA	G	2014	149	7,740,467	44,146,181	1,406,975	7,740,467	45,553,156	53,293,623	(15,844,032)	37,449,591	35,607,063
Olympus Towers	Seattle, WA	G	2000	328	14,752,034	73,335,425	15,130,891	14,752,034	88,466,316	103,218,350	(60,604,642)	42,613,708	94,849,343
Park Place at San Mateo (fka San Mateo)	San Mateo, CA	G	2001	575	71,900,000	211,907,141	22,480,322	71,900,000	234,387,463	306,287,463	(98,109,758)	208,177,705	(H)
Red 160 (fka Redmond Way)	Redmond, WA	G	2011	250	15,546,376	65,320,010	4,155,187	15,546,376	69,475,197	85,021,573	(30,161,561)	54,860,012	(H)
Skyhouse Denver	Denver, CO	G	2017	361	13,562,331	126,360,318	2,845,618	13,562,331	129,205,936	142,768,267	(30,901,861)	111,866,406	74,264,209
SoMa Square Apartments (fka South Market)	San Francisco, CA	G	1986	410	79,900,000	177,316,977	24,171,007	79,900,000	201,487,984	281,387,984	(84,134,370)	197,253,614	(H)
Teresina	Chula Vista, CA	—	2000	440	28,600,000	61,916,670	9,708,402	28,600,000	71,625,072	100,225,072	(44,273,739)	55,951,333	37,940,000
Vintage	Ontario, CA	—	2005-2007	300	7,059,230	47,677,762	7,293,204	7,059,230	54,970,966	62,030,196	(30,742,125)	31,288,071	49,187,924
West 54th	New York, NY	G	2001	222	60,900,000	48,193,837	5,751,094	60,900,000	53,944,931	114,844,931	(24,620,479)	90,224,452	50,217,548
Portfolio/Entity Encumbrances (1)													546,784,016
Wholly Owned Encumbered				8,215	709,512,459	2,166,730,519	220,937,800	709,512,459	2,387,668,319	3,097,180,778	(1,052,189,478)	2,044,991,300	1,604,630,478

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/23
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/23	Encumbrances
Partially Owned Unencumbered:
2300 Elliott	Seattle, WA	G	1992	92	796,800	7,173,725	8,206,588	796,800	15,380,313	16,177,113	(13,898,731)	2,278,382	—
Basin, The	Wakefield, MA	G	(F)	—	35,866,372	15,195,498	—	35,866,372	15,195,498	51,061,870	—	51,061,870	—
Bellevue Meadows	Bellevue, WA	—	1983	180	4,507,100	12,574,814	8,750,894	4,507,100	21,325,708	25,832,808	(16,675,884)	9,156,924	—
Canyon Ridge	San Diego, CA	—	1989	162	4,869,448	11,955,064	5,206,979	4,869,448	17,162,043	22,031,491	(14,449,448)	7,582,043	—
Country Oaks	Agoura Hills, CA	—	1985	256	6,105,000	29,561,865	8,548,710	6,105,000	38,110,575	44,215,575	(28,244,746)	15,970,829	—
Lantern Cove	Foster City, CA	—	1985	232	6,945,000	23,064,976	9,338,195	6,945,000	32,403,171	39,348,171	(24,847,843)	14,500,328	—
Radius Koreatown	Los Angeles, CA	—	2014/2016	301	32,494,154	84,645,202	1,545,484	32,494,154	86,190,686	118,684,840	(25,090,360)	93,594,480	—
Reverb (fka 9th and W)	Washington, D.C.	G	2023	312	—	104,651,437	8,620	—	104,660,057	104,660,057	(2,948,351)	101,711,706	—
Rosecliff	Quincy, MA	—	1990	156	5,460,000	15,721,570	6,063,052	5,460,000	21,784,622	27,244,622	(17,339,132)	9,905,490	—
Schooner Bay I	Foster City, CA	—	1985	168	5,345,000	20,390,618	8,933,453	5,345,000	29,324,071	34,669,071	(21,365,717)	13,303,354	—
Schooner Bay II	Foster City, CA	—	1985	144	4,550,000	18,064,764	8,025,150	4,550,000	26,089,914	30,639,914	(18,942,122)	11,697,792	—
St Johns West	Austin, TX	—	2020	297	10,097,109	47,928,229	1,280,572	10,097,109	49,208,801	59,305,910	(9,223,103)	50,082,807	—
Venn at Main	Bellevue, WA	G	2016	350	26,626,497	151,520,448	2,293,697	26,626,497	153,814,145	180,440,642	(38,628,434)	141,812,208	—
Virgil Square	Los Angeles, CA	—	1979	142	5,500,000	15,216,613	4,425,861	5,500,000	19,642,474	25,142,474	(13,082,386)	12,060,088	—
Partially Owned Unencumbered				2,792	149,162,480	557,664,823	72,627,255	149,162,480	630,292,078	779,454,558	(244,736,257)	534,718,301	—

Partially Owned Encumbered:
Canyon Creek (CA)	San Ramon, CA	—	1984	268	5,425,000	18,812,121	10,774,513	5,425,000	29,586,634	35,011,634	(22,111,181)	12,900,453	28,271,943
Partially Owned Encumbered				268	5,425,000	18,812,121	10,774,513	5,425,000	29,586,634	35,011,634	(22,111,181)	12,900,453	28,271,943

Total Consolidated Investment in Real Estate				80,191	$5,667,102,626	$20,578,599,194	$2,466,936,107	$5,667,102,626	$23,045,535,301	$28,712,637,927	$(9,810,337,419)	$18,902,300,508	$1,632,902,421

(1)
See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2023

NOTES:

(A)
The balance of furniture & fixtures included in the total investment in real estate amount was $2,609,600,391 as of December 31, 2023.
(B)
The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2023 was approximately $12.7 billion (unaudited).
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