Form 10-Q
period 2024-03-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2024-05-02
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on April 25, 2024 was 378,971,999.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2024 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of March 31, 2024 owned an approximate 97.0% ownership interest in, ERPOP. The remaining 3.0% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Land	$5,550,882	$5,581,876
Depreciable property	22,930,036	22,938,426
Projects under development	155,729	78,036
Land held for development	64,466	114,300
Investment in real estate	28,701,113	28,712,638
Accumulated depreciation	(9,978,012)	(9,810,337)
Investment in real estate, net	18,723,101	18,902,301
Investments in unconsolidated entities	289,272	282,049
Cash and cash equivalents	44,535	50,743
Restricted deposits	152,025	89,252
Right-of-use assets	454,035	457,266
Other assets	231,829	252,953
Total assets	$19,894,797	$20,034,564

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,633,870	$1,632,902
Notes, net	5,349,938	5,348,417
Line of credit and commercial paper	225,921	409,131
Accounts payable and accrued expenses	146,072	87,377
Accrued interest payable	49,190	65,716
Lease liabilities	310,422	311,640
Other liabilities	274,919	272,596
Security deposits	68,818	69,178
Distributions payable	263,615	259,231
Total liabilities	8,322,765	8,456,188

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	298,219	289,248
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 343,100 shares issued and outstanding as of March 31, 2024 and 745,600 shares issued and outstanding as of December 31, 2023	17,155	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 378,939,751 shares issued and outstanding as of March 31, 2024 and 379,291,417 shares issued and outstanding as of December 31, 2023	3,789	3,793
Paid in capital	9,603,743	9,601,866
Retained earnings	1,436,671	1,437,185
Accumulated other comprehensive income (loss)	6,314	5,704
Total shareholders’ equity	11,067,672	11,085,828
Noncontrolling Interests:
Operating Partnership	207,272	202,306
Partially Owned Properties	(1,131)	994
Total Noncontrolling Interests	206,141	203,300
Total equity	11,273,813	11,289,128
Total liabilities and equity	$19,894,797	$20,034,564

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2024	2023
REVENUES
Rental income	$730,818	$705,088

EXPENSES
Property and maintenance	134,630	137,579
Real estate taxes and insurance	108,927	106,669
Property management	35,458	31,466
General and administrative	15,720	16,165
Depreciation	225,695	215,830
Total expenses	520,430	507,709

Net gain (loss) on sales of real estate properties	188,185	100,209
Interest and other income	9,329	1,538
Other expenses	(31,738)	(8,995)
Interest:
Expense incurred, net	(67,212)	(66,401)
Amortization of deferred financing costs	(1,918)	(1,979)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	307,034	221,751
Income and other tax (expense) benefit	(304)	(298)
Income (loss) from investments in unconsolidated entities	(1,698)	(1,382)
Net income	305,032	220,071
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(8,275)	(7,059)
Partially Owned Properties	(970)	(977)
Net income attributable to controlling interests	295,787	212,035
Preferred distributions	(547)	(772)
Premium on redemption of Preferred Shares	(1,444)	—
Net income available to Common Shares	$293,796	$211,263

Earnings per share – basic:
Net income available to Common Shares	$0.78	$0.56
Weighted average Common Shares outstanding	378,812	378,341

Earnings per share – diluted:
Net income available to Common Shares	$0.77	$0.56
Weighted average Common Shares outstanding	390,561	390,664

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2024	2023
Comprehensive income:
Net income	$305,032	$220,071
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(9,780)
Losses reclassified into earnings from other comprehensive income	610	1,095
Other comprehensive income (loss)	610	(8,685)
Comprehensive income	305,642	211,386
Comprehensive (income) attributable to Noncontrolling Interests	(9,262)	(7,755)
Comprehensive income attributable to controlling interests	$296,380	$203,631

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$305,032	$220,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225,695	215,830
Amortization of deferred financing costs	1,918	1,979
Amortization of discounts and premiums on debt	1,267	868
Amortization of deferred settlements on derivative instruments	608	1,092
Amortization of right-of-use assets	3,231	3,150
Write-off of pursuit costs	548	1,332
(Income) loss from investments in unconsolidated entities	1,698	1,382
Distributions from unconsolidated entities – return on capital	159	151
Net (gain) loss on sales of real estate properties	(188,185)	(100,209)
Realized (gain) loss on investment securities	—	87
Unrealized (gain) loss on investment securities	(7,061)	—
Compensation paid with Company Common Shares	9,469	9,044
Changes in assets and liabilities:
(Increase) decrease in other assets	22,737	26,257
Increase (decrease) in accounts payable and accrued expenses	54,289	45,357
Increase (decrease) in accrued interest payable	(16,526)	(16,534)
Increase (decrease) in lease liabilities	(499)	(334)
Increase (decrease) in other liabilities	7,011	(16,032)
Increase (decrease) in security deposits	(360)	(212)
Net cash provided by operating activities	421,031	393,279
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(837)	—
Investment in real estate – development/other	(25,491)	(16,786)
Capital expenditures to real estate	(73,520)	(55,392)
Non-real estate capital additions	(534)	(600)
Interest capitalized for real estate and unconsolidated entities under development	(3,150)	(3,393)
Proceeds from disposition of real estate, net	247,334	133,916
Investments in unconsolidated entities – development/other	(7,812)	(14,480)
Distributions from unconsolidated entities – return of capital	16	6
Proceeds from sale of investment securities	—	452
Net cash provided by (used for) investing activities	136,006	43,723

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage notes payable, net:
Proceeds	$—	$14,090
Scheduled principal repayments	—	(40)
Line of credit and commercial paper:
Commercial paper proceeds	1,186,790	1,323,145
Commercial paper repayments	(1,370,000)	(1,453,100)
Finance ground lease principal payments	(719)	(665)
Proceeds from Employee Share Purchase Plan (ESPP)	1,644	1,452
Proceeds from exercise of options	4,401	8,112
Common Shares repurchased and retired	(38,474)	—
Redemption of Preferred Shares	(20,125)	—
Premium on redemption of Preferred Shares	(1,444)	—
Other financing activities, net	(7)	—
Contributions – Noncontrolling Interests – Partially Owned Properties	235	—
Contributions – Noncontrolling Interests – Operating Partnership	2	—
Distributions:
Common Shares	(251,334)	(236,561)
Preferred Shares	(964)	(1,544)
Noncontrolling Interests – Operating Partnership	(8,154)	(7,380)
Noncontrolling Interests – Partially Owned Properties	(2,323)	(2,598)
Net cash provided by (used for) financing activities	(500,472)	(355,089)
Net increase (decrease) in cash and cash equivalents and restricted deposits	56,565	81,913
Cash and cash equivalents and restricted deposits, beginning of period	139,995	137,172
Cash and cash equivalents and restricted deposits, end of period	$196,560	$219,085

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$44,535	$133,460
Restricted deposits	152,025	85,625
Total cash and cash equivalents and restricted deposits, end of period	$196,560	$219,085

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2024	2023
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$77,149	$79,693
Net cash paid (received) for income and other taxes	$410	$348
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(127)
Other assets	$696	$697
Mortgage notes payable, net	$262	$449
Notes, net	$960	$960
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$706	$306
Notes, net	$561	$562
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(2)	$(3)
Accumulated other comprehensive income	$610	$1,095
Write-off of pursuit costs:
Investment in real estate, net	$128	$225
Investments in unconsolidated entities	$355	$649
Other assets	$65	$458
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,390	$1,071
Other liabilities	$308	$311
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$7,410
Other liabilities	$—	$2,370
Accumulated other comprehensive income	$—	$(9,780)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(1,159)	$(1,422)
Investments in unconsolidated entities	$(1,991)	$(1,971)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(7,152)	$(13,700)
Other liabilities	$(660)	$(780)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(7,105)
Lease liabilities	$—	$7,105
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$—	$539
Other assets	$—	$(539)
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$4,561	$8,373
Other liabilities	$(4,334)	$(8,864)
Paid in capital	$(227)	$491

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2024	2023
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280
Partial redemption of 8.29% Series K Cumulative Redeemable	(20,125)	—
Balance, end of period	$17,155	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,793	$3,784
Conversion of OP Units into Common Shares	—	2
Exercise of share options	1	2
Common Shares repurchased and retired	(7)	—
Share-based employee compensation expense:
Restricted shares	2	1
Balance, end of period	$3,789	$3,789
PAID IN CAPITAL
Balance, beginning of period	$9,601,866	$9,476,085
Common Share Issuance:
Conversion of OP Units into Common Shares	254	3,671
Exercise of share options	4,400	8,110
Employee Share Purchase Plan (ESPP)	1,644	1,452
Share-based employee compensation expense:
Restricted shares	4,494	3,653
Share options	1,289	1,497
ESPP discount	296	260
Supplemental Executive Retirement Plan (SERP)	(227)	491
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(8,815)	(5,946)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(1,458)	(953)
Balance, end of period	$9,603,743	$9,488,320
RETAINED EARNINGS
Balance, beginning of period	$1,437,185	$1,658,837
Net income attributable to controlling interests	295,787	212,035
Common Share distributions	(255,843)	(250,969)
Preferred Share distributions	(547)	(772)
Premium on redemption of Preferred Shares – cash charge	(1,444)	—
Common Shares repurchased and retired	(38,467)	—
Balance, end of period	$1,436,671	$1,619,131
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$5,704	$(2,547)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(9,780)
Losses reclassified into earnings from other comprehensive income	610	1,095
Balance, end of period	$6,314	$(11,232)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$0.675	$0.6625

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2024	2023
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$202,306	$209,961
Issuance of restricted units to Noncontrolling Interests	2	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(254)	(3,673)
Equity compensation associated with Noncontrolling Interests	4,087	4,654
Net income attributable to Noncontrolling Interests	8,275	7,059
Distributions to Noncontrolling Interests	(8,446)	(7,904)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	(156)	668
Adjustment for Noncontrolling Interests ownership in Operating Partnership	1,458	953
Balance, end of period	$207,272	$211,718
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$994	$(721)
Net income attributable to Noncontrolling Interests	970	977
Contributions by Noncontrolling Interests	235	—
Distributions to Noncontrolling Interests	(2,330)	(2,809)
Other	(1,000)	—
Balance, end of period	$(1,131)	$(2,553)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31,	December 31,
	2024	2023
ASSETS
Land	$5,550,882	$5,581,876
Depreciable property	22,930,036	22,938,426
Projects under development	155,729	78,036
Land held for development	64,466	114,300
Investment in real estate	28,701,113	28,712,638
Accumulated depreciation	(9,978,012)	(9,810,337)
Investment in real estate, net	18,723,101	18,902,301
Investments in unconsolidated entities	289,272	282,049
Cash and cash equivalents	44,535	50,743
Restricted deposits	152,025	89,252
Right-of-use assets	454,035	457,266
Other assets	231,829	252,953
Total assets	$19,894,797	$20,034,564

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,633,870	$1,632,902
Notes, net	5,349,938	5,348,417
Line of credit and commercial paper	225,921	409,131
Accounts payable and accrued expenses	146,072	87,377
Accrued interest payable	49,190	65,716
Lease liabilities	310,422	311,640
Other liabilities	274,919	272,596
Security deposits	68,818	69,178
Distributions payable	263,615	259,231
Total liabilities	8,322,765	8,456,188

Commitments and contingencies

Redeemable Limited Partners	298,219	289,248
Capital:
Partners’ Capital:
Preference Units	17,155	37,280
General Partner	11,044,203	11,042,844
Limited Partners	207,272	202,306
Accumulated other comprehensive income (loss)	6,314	5,704
Total partners’ capital	11,274,944	11,288,134
Noncontrolling Interests – Partially Owned Properties	(1,131)	994
Total capital	11,273,813	11,289,128
Total liabilities and capital	$19,894,797	$20,034,564

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2024	2023
REVENUES
Rental income	$730,818	$705,088

EXPENSES
Property and maintenance	134,630	137,579
Real estate taxes and insurance	108,927	106,669
Property management	35,458	31,466
General and administrative	15,720	16,165
Depreciation	225,695	215,830
Total expenses	520,430	507,709

Net gain (loss) on sales of real estate properties	188,185	100,209
Interest and other income	9,329	1,538
Other expenses	(31,738)	(8,995)
Interest:
Expense incurred, net	(67,212)	(66,401)
Amortization of deferred financing costs	(1,918)	(1,979)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	307,034	221,751
Income and other tax (expense) benefit	(304)	(298)
Income (loss) from investments in unconsolidated entities	(1,698)	(1,382)
Net income	305,032	220,071
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(970)	(977)
Net income attributable to controlling interests	$304,062	$219,094
ALLOCATION OF NET INCOME:
Preference Units	$547	$772
Premium on redemption of Preference Units	$1,444	$—

General Partner	$293,796	$211,263
Limited Partners	8,275	7,059
Net income available to Units	$302,071	$218,322

Earnings per Unit – basic:
Net income available to Units	$0.78	$0.56
Weighted average Units outstanding	389,481	389,851

Earnings per Unit – diluted:
Net income available to Units	$0.77	$0.56
Weighted average Units outstanding	390,561	390,664

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2024	2023
Comprehensive income:
Net income	$305,032	$220,071
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(9,780)
Losses reclassified into earnings from other comprehensive income	610	1,095
Other comprehensive income (loss)	610	(8,685)
Comprehensive income	305,642	211,386
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(970)	(977)
Comprehensive income attributable to controlling interests	$304,672	$210,409

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$305,032	$220,071
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225,695	215,830
Amortization of deferred financing costs	1,918	1,979
Amortization of discounts and premiums on debt	1,267	868
Amortization of deferred settlements on derivative instruments	608	1,092
Amortization of right-of-use assets	3,231	3,150
Write-off of pursuit costs	548	1,332
(Income) loss from investments in unconsolidated entities	1,698	1,382
Distributions from unconsolidated entities – return on capital	159	151
Net (gain) loss on sales of real estate properties	(188,185)	(100,209)
Realized (gain) loss on investment securities	—	87
Unrealized (gain) loss on investment securities	(7,061)	—
Compensation paid with Company Common Shares	9,469	9,044
Changes in assets and liabilities:
(Increase) decrease in other assets	22,737	26,257
Increase (decrease) in accounts payable and accrued expenses	54,289	45,357
Increase (decrease) in accrued interest payable	(16,526)	(16,534)
Increase (decrease) in lease liabilities	(499)	(334)
Increase (decrease) in other liabilities	7,011	(16,032)
Increase (decrease) in security deposits	(360)	(212)
Net cash provided by operating activities	421,031	393,279
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(837)	—
Investment in real estate – development/other	(25,491)	(16,786)
Capital expenditures to real estate	(73,520)	(55,392)
Non-real estate capital additions	(534)	(600)
Interest capitalized for real estate and unconsolidated entities under development	(3,150)	(3,393)
Proceeds from disposition of real estate, net	247,334	133,916
Investments in unconsolidated entities – development/other	(7,812)	(14,480)
Distributions from unconsolidated entities – return of capital	16	6
Proceeds from sale of investment securities	—	452
Net cash provided by (used for) investing activities	136,006	43,723

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage notes payable, net:
Proceeds	$—	$14,090
Scheduled principal repayments	—	(40)
Line of credit and commercial paper:
Commercial paper proceeds	1,186,790	1,323,145
Commercial paper repayments	(1,370,000)	(1,453,100)
Finance ground lease principal payments	(719)	(665)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	1,644	1,452
Proceeds from exercise of EQR options	4,401	8,112
OP Units repurchased and retired	(38,474)	—
Redemption of Preference Units	(20,125)	—
Premium on redemption of Preference Units	(1,444)	—
Other financing activities, net	(7)	—
Contributions – Noncontrolling Interests – Partially Owned Properties	235	—
Contributions – Limited Partners	2	—
Distributions:
OP Units – General Partner	(251,334)	(236,561)
Preference Units	(964)	(1,544)
OP Units – Limited Partners	(8,154)	(7,380)
Noncontrolling Interests – Partially Owned Properties	(2,323)	(2,598)
Net cash provided by (used for) financing activities	(500,472)	(355,089)
Net increase (decrease) in cash and cash equivalents and restricted deposits	56,565	81,913
Cash and cash equivalents and restricted deposits, beginning of period	139,995	137,172
Cash and cash equivalents and restricted deposits, end of period	$196,560	$219,085

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$44,535	$133,460
Restricted deposits	152,025	85,625
Total cash and cash equivalents and restricted deposits, end of period	$196,560	$219,085

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2024	2023
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$77,149	$79,693
Net cash paid (received) for income and other taxes	$410	$348
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(127)
Other assets	$696	$697
Mortgage notes payable, net	$262	$449
Notes, net	$960	$960
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$706	$306
Notes, net	$561	$562
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(2)	$(3)
Accumulated other comprehensive income	$610	$1,095
Write-off of pursuit costs:
Investment in real estate, net	$128	$225
Investments in unconsolidated entities	$355	$649
Other assets	$65	$458
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$1,390	$1,071
Other liabilities	$308	$311
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$7,410
Other liabilities	$—	$2,370
Accumulated other comprehensive income	$—	$(9,780)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(1,159)	$(1,422)
Investments in unconsolidated entities	$(1,991)	$(1,971)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(7,152)	$(13,700)
Other liabilities	$(660)	$(780)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(7,105)
Lease liabilities	$—	$7,105
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$—	$539
Other assets	$—	$(539)
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$4,561	$8,373
Other liabilities	$(4,334)	$(8,864)
Paid in capital	$(227)	$491

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2024	2023
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280
Partial redemption of 8.29% Series K Cumulative Redeemable	(20,125)	—
Balance, end of period	$17,155	$37,280
GENERAL PARTNER
Balance, beginning of period	$11,042,844	$11,138,706
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	254	3,673
Exercise of EQR share options	4,401	8,112
EQR’s Employee Share Purchase Plan (ESPP)	1,644	1,452
Share-based employee compensation expense:
EQR restricted shares	4,496	3,654
EQR share options	1,289	1,497
EQR ESPP discount	296	260
OP Units repurchased and retired	(38,474)	—
Net income available to Units – General Partner	293,796	211,263
OP Units – General Partner distributions	(255,843)	(250,969)
Supplemental Executive Retirement Plan (SERP)	(227)	491
Change in market value of Redeemable Limited Partners	(8,815)	(5,946)
Adjustment for Limited Partners ownership in Operating Partnership	(1,458)	(953)
Balance, end of period	$11,044,203	$11,111,240
LIMITED PARTNERS
Balance, beginning of period	$202,306	$209,961
Issuance of restricted units to Limited Partners	2	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(254)	(3,673)
Equity compensation associated with Units – Limited Partners	4,087	4,654
Net income available to Units – Limited Partners	8,275	7,059
Units – Limited Partners distributions	(8,446)	(7,904)
Change in carrying value of Redeemable Limited Partners	(156)	668
Adjustment for Limited Partners ownership in Operating Partnership	1,458	953
Balance, end of period	$207,272	$211,718
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$5,704	$(2,547)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(9,780)
Losses reclassified into earnings from other comprehensive income	610	1,095
Balance, end of period	$6,314	$(11,232)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$0.675	$0.6625

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2024	2023
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$994	$(721)
Net income attributable to Noncontrolling Interests	970	977
Contributions by Noncontrolling Interests	235	—
Distributions to Noncontrolling Interests	(2,330)	(2,809)
Other	(1,000)	—
Balance, end of period	$(1,131)	$(2,553)

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

EQR is the general partner of, and as of March 31, 2024 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of March 31, 2024, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 299 properties located in 10 states and the District of Columbia consisting of 79,688 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	285	76,628
Partially Owned Properties – Consolidated	14	3,060
	299	79,688

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

The balance sheets at December 31, 2023 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

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

Recent Accounting Pronouncements

In March 2024, the Securities and Exchange Commission ("SEC") adopted final rules that will require certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. The new rules include a requirement to disclose material climate-related risks, descriptions of board and management oversight and risk management activities, the material impacts of these risks on a registrant’s strategy, business model and outlook, and any material climate-related targets or goals, as well as material effects and costs of severe weather events and other natural conditions and greenhouse gas emissions. Prior to the stay of the new rules, they would have been effective for annual periods beginning January 1, 2025, except for the greenhouse gas emissions disclosures, which would have been effective for annual periods beginning January 1, 2026. The Company is currently evaluating the impact of the new rules on its disclosures.

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

In November 2023, the FASB issued an amendment to the segment reporting standards which requires disclosure for each reportable segment, on an interim and annual basis, the significant expense categories and amounts that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. Additionally, it requires disclosure of the title and position of the individual or the name of the group or committee identified as the chief operating decision maker. The new standard will be effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025 on a retrospective basis. The Company is currently evaluating the impact of adopting the standard on its consolidated results of operations and financial position.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the quarters ended March 31, 2024 and 2023:

	2024	2023
Common Shares
Common Shares outstanding at January 1,	379,291,417	378,429,708
Common Shares Issued:
Conversion of OP Units	7,967	144,567
Exercise of share options	82,742	173,249
Employee Share Purchase Plan (ESPP)	32,496	27,393
Restricted share grants, net	177,581	123,304
Common Shares Other:
Repurchased and retired	(652,452)	—
Common Shares outstanding at March 31,	378,939,751	378,898,221
Units
Units outstanding at January 1,	11,581,306	12,429,737
Restricted unit grants, net	159,283	229,913
Conversion of OP Units to Common Shares	(7,967)	(144,567)
Units outstanding at March 31,	11,732,622	12,515,083
Total Common Shares and Units outstanding at March 31,	390,672,373	391,413,304
Units Ownership Interest in Operating Partnership	3.0%	3.2%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the quarters ended March 31, 2024 and 2023:

	2024	2023
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	390,872,723	390,859,445
Issued to General Partner:
Exercise of EQR share options	82,742	173,249
EQR’s Employee Share Purchase Plan (ESPP)	32,496	27,393
EQR’s restricted share grants, net	177,581	123,304
Issued to Limited Partners:
Restricted unit grants, net	159,283	229,913
General Partner Other:
OP Units repurchased and retired	(652,452)	—
General and Limited Partner Units outstanding at March 31,	390,672,373	391,413,304
Limited Partner Units
Limited Partner Units outstanding at January 1,	11,581,306	12,429,737
Limited Partner restricted unit grants, net	159,283	229,913
Conversion of Limited Partner OP Units to EQR Common Shares	(7,967)	(144,567)
Limited Partner Units outstanding at March 31,	11,732,622	12,515,083
Limited Partner Units Ownership Interest in Operating Partnership	3.0%	3.2%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at March 31, 2024 and December 31, 2023.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above. As of March 31, 2024 and 2023, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $298.2 million and $323.6 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the quarters ended March 31, 2024 and 2023, respectively (amounts in thousands):

	2024	2023
Balance at January 1,	$289,248	$318,273
Change in market value	8,815	5,946
Change in carrying value	156	(668)
Balance at March 31,	$298,219	$323,551

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of March 31, 2024 and December 31, 2023:

			Amounts in thousands
		Annual
	Call	Dividend Per	March 31,	December 31,
	Date (1)	Share/Unit (2)	2024	2023
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 343,100 shares/units issued and outstanding as of March 31, 2024 and 745,600 share/units issued and outstanding as of December 31, 2023 (3)	12/10/2026	$4.145	$17,155	$37,280
			$17,155	$37,280

(1)
On or after the call date, redeemable Preferred Shares/Preference Units may be redeemed for cash at the option of the Company or the Operating Partnership, respectively, in whole or in part, at a redemption price equal to the liquidation price per share/unit, plus accrued and unpaid distributions, if any.
(2)
Dividends on Preferred Shares/Preference Units are payable quarterly.
(3)
During the first quarter of 2024, the Company repurchased and retired 402,500 Series K Preferred Shares/Preference Units with a liquidation value of approximately $20.1 million for total cash consideration of approximately $21.8 million, inclusive of premiums and accrued dividends through the redemption date. As a result of this partial redemption, the Company incurred a cash charge of approximately $1.4 million which was recorded as a premium on the redemption of Preferred Shares/Preference Units.

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. The current program matures in May 2025 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of March 31, 2024.

During the quarter ended March 31, 2024, the Company repurchased and subsequently retired approximately $38.5 million (652,452 shares at a weighted average price per share of $58.95) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR. Prior to the share repurchase activity in the first quarter of 2024, the Company had the authority to repurchase up to 13.0 million Common Shares under its share repurchase program, of which 12,347,548 shares remain authorized to repurchase as of March 31, 2024.

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Land	$5,550,882	$5,581,876
Depreciable property:
Buildings and improvements	19,763,823	19,809,432
Furniture, fixtures and equipment	2,648,670	2,609,600
In-Place lease intangibles	517,543	519,394
Projects under development:
Land	39,833	3,201
Construction-in-progress	115,896	74,835
Land held for development:
Land	46,160	82,026
Construction-in-progress	18,306	32,274
Investment in real estate	28,701,113	28,712,638
Accumulated depreciation	(9,978,012)	(9,810,337)
Investment in real estate, net	$18,723,101	$18,902,301

During the quarter ended March 31, 2024, the Company disposed of the following to unaffiliated parties (sales price and net gain in thousands):

	Properties	Apartment Units	Sales Price	Net Gain
Rental Properties – Consolidated	3	504	$248,500	$188,185
Total	3	504	$248,500	$188,185

5.
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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of March 31, 2024:

	Operating Properties (1)		Projects Under Development (2)
	Properties	Apartment Units	Projects	Apartment Units (3)
Consolidated Joint Ventures (VIE)	14	3,060	1	440

(1)
The land parcel under one of the properties is subject to a long-term ground lease.
(2)
Represents separate consolidated joint ventures for the purpose of developing multifamily rental properties.
(3)
Represents the intended number of apartment units to be developed.

The following table provides consolidated assets and liabilities related to the Company's VIEs as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Consolidated Assets	$602,865	$599,788
Consolidated Liabilities	$45,943	$41,153

Investments in Unconsolidated Entities

The Company has various equity interests in certain joint ventures that are unconsolidated and accounted for using the equity method of accounting. Most of these have been deemed to be VIEs and the Company is not the VIEs' primary beneficiary. The remaining have been deemed not to be VIEs and the Company does not have a controlling voting interest.

The following table and information summarizes the Company’s investments in unconsolidated entities as of March 31, 2024 and December 31, 2023 (amounts in thousands except for ownership percentage):

	March 31, 2024	December 31, 2023	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$35,267	$35,421	Varies
Projects Under Development and Land Held for Development (VIE)	227,349	220,192	62% - 95% (1)
Real Estate Technology Funds/Companies (VIE)	26,903	26,691	Varies
Other	(247)	(255)	Varies
Investments in Unconsolidated Entities	$289,272	$282,049

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of March 31, 2024:

	Real Estate Holdings (1)	Projects Under Development (2), (5)		Projects Held for Development (2), (3)
	Entities	Projects	Apartment Units (4)	Projects	Apartment Units (4)
Unconsolidated Joint Ventures (VIE)	3	6	1,982	4	1,164
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
6.
Restricted Deposits

The following table presents the Company’s restricted deposits as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Mortgage escrow deposits:
Real estate taxes and insurance	$510	$307
Mortgage principal reserves/sinking funds	31,203	29,270
Mortgage escrow deposits	31,713	29,577
Restricted cash:
Tax-deferred (1031) exchange proceeds	59,310	—
Earnest money on pending acquisitions	500	524
Restricted deposits on real estate investments	2,199	2,181
Resident security and utility deposits	40,638	40,149
Replacement reserves	16,342	15,571
Other	1,323	1,250
Restricted cash	120,312	59,675
Restricted deposits	$152,025	$89,252

7.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the quarters ended March 31, 2024 and 2023 (amounts in thousands):

	Quarter Ended March 31, 2024			Quarter Ended March 31, 2023
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$652,361	$18,823	$671,184	$634,752	$15,986	$650,738
Utility recoveries (RUBS income) (1)	22,669	227	22,896	21,383	207	21,590
Parking rent	11,424	220	11,644	10,882	109	10,991
Other lease revenue (2)	(5,945)	(92)	(6,037)	(7,589)	669	(6,920)
Total lease revenue	$680,509	$19,178	699,687	$659,428	$16,971	676,399
Parking revenue			10,678			10,203
Other revenue			20,453			18,486
Total other rental income (3)			31,131			28,689
Rental income			$730,818			$705,088

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

The following table presents residential accounts receivable and straight-line receivable balances for the Company’s properties as of March 31, 2024 and December 31, 2023 (amounts in thousands):

Balance Sheet (Other assets):	March 31, 2024	December 31, 2023
Residential accounts receivable balances	$18,710	$21,477
Allowance for doubtful accounts	(13,571)	(15,846)
Net receivable balances	$5,139	$5,631

Straight-line receivable balances	$9,091	$9,183

The following table presents residential bad debt for the Company’s properties for the quarters ended March 31, 2024 and 2023 (amounts in thousands):

	Quarter Ended March 31,
Income Statement (Rental income):	2024	2023
Bad debt, net (1)	$9,215	$10,755
% of residential rental income	1.3%	1.6%

(1)
Bad debt, net benefited from additional resident payments due to governmental rental assistance programs of approximately $0.4 million and $1.2 million for the quarters ended March 31, 2024 and 2023, respectively.
8.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the quarter ended March 31, 2024 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the quarter ended March 31, 2024 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2023	Proceeds	Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of March 31, 2024
Fixed Rate Debt:
Secured – Conventional	$1,398,598	$—	$—	$—	$396	$227	$1,399,221
Floating Rate Debt:
Secured – Tax Exempt	234,304	—	—	—	310	35	234,649
Total	$1,632,902	$—	$—	$—	$706	$262	$1,633,870

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the quarter ended March 31, 2024:

March 31, 2024
Interest Rate Ranges (ending)	0.10% - 5.25%
Weighted Average Interest Rate	3.84%
Maturity Date Ranges	2029-2061

As of March 31, 2024, the Company had $246.7 million of secured tax-exempt bonds subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the quarter ended March 31, 2024 (amounts in thousands):

	Notes, net as of December 31, 2023	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of March 31, 2024
Fixed Rate Debt:
Unsecured – Public	$5,348,417	$—	$—	$561	$960	$5,349,938

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the quarter ended March 31, 2024:

March 31, 2024
Interest Rate Ranges (ending)	1.85% - 7.57%
Weighted Average Interest Rate	3.53%
Maturity Date Ranges	2025-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for the quarter ended March 31, 2024.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing on October 26, 2027. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.715%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating and other terms and conditions per the agreement. The Company did not borrow any amounts under its revolving credit facility during the quarter ended March 31, 2024.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.0 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The following table summarizes certain weighted average interest rate, maturity and amount outstanding information for the commercial paper program as of and for the quarter ended March 31, 2024:

March 31, 2024
Weighted Average Interest Rate (1)	5.60%
Weighted Average Maturity (in days)	3
Weighted Average Amount Outstanding	$333.1 million

(1)
The notes bear interest at various floating rates.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of March 31, 2024 (amounts in thousands):

March 31, 2024
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(226,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,438)
Unsecured revolving credit facility availability	$2,270,562

9.
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

The fair values of the Company’s financial instruments (other than mortgage notes payable, unsecured notes, commercial paper, line of credit and derivative instruments), including cash and cash equivalents and other financial instruments, approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at March 31, 2024 and December 31, 2023, respectively (amounts in thousands):

	March 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,633,870	$1,498,775	$1,632,902	$1,509,706
Unsecured debt, net	5,575,859	5,100,252	5,757,548	5,346,488
Total debt, net	$7,209,729	$6,599,027	$7,390,450	$6,856,194

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at March 31, 2024 and December 31, 2023, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	3/31/2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$103,917	$103,917	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$103,917	$103,917	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$298,219	$—	$298,219	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$108,478	$108,478	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$108,478	$108,478	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$289,248	$—	$289,248	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2024 and 2023, respectively (amounts in thousands):

March 31, 2024 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(610)
Total	$—		$(610)

March 31, 2023 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(9,780)	Interest expense	$(1,095)
Total	$(9,780)		$(1,095)

As of March 31, 2024 and December 31, 2023, there were approximately $6.3 million and $5.7 million in deferred gains, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and/or unsettled derivative instruments, of which an estimated $2.2 million may be recognized as additional interest expense during the twelve months ending March 31, 2025.

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

The following table summarizes the Company’s real estate technology investment securities included in other assets as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Real Estate Technology Investments	$26,373	$19,312

During the quarter ended March 31, 2024, the Company adjusted certain of these investment securities to observable market prices and recorded a net unrealized gain of approximately $7.1 million, which is included in interest and other income in the consolidated statements of operations.

10.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2024	2023
Numerator for net income per share – basic:
Net income	$305,032	$220,071
Allocation to Noncontrolling Interests – Operating Partnership	(8,275)	(7,059)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(970)	(977)
Preferred distributions	(547)	(772)
Premium on redemption of Preferred Shares	(1,444)	—
Numerator for net income per share – basic	$293,796	$211,263
Numerator for net income per share – diluted:
Net income	$305,032	$220,071
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(970)	(977)
Preferred distributions	(547)	(772)
Premium on redemption of Preferred Shares	(1,444)	—
Numerator for net income per share – diluted	$302,071	$218,322
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	378,812	378,341
Effect of dilutive securities:
OP Units	10,669	11,510
Long-term compensation shares/units	1,080	813
Denominator for net income per share – diluted	390,561	390,664
Net income per share – basic	$0.78	$0.56
Net income per share – diluted	$0.77	$0.56

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Quarter Ended March 31,
	2024	2023
Numerator for net income per Unit – basic and diluted:
Net income	$305,032	$220,071
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(970)	(977)
Allocation to Preference Units	(547)	(772)
Allocation to premium on redemption of Preference Units	(1,444)	—
Numerator for net income per Unit – basic and diluted	$302,071	$218,322
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	389,481	389,851
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,080	813
Denominator for net income per Unit – diluted	390,561	390,664
Net income per Unit – basic	$0.78	$0.56
Net income per Unit – diluted	$0.77	$0.56

11.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of March 31, 2024, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at March 31, 2024 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	2	665	$229,064
Unconsolidated	6	1,982	96,303
Total Projects Under Development	8	2,647	$325,367

(1)
The Company’s share of the $325.4 million in total project costs remaining approximates $229.5 million, with the balance funded by the Company’s joint venture partners (approximately $0.2 million) and/or applicable construction loans (approximately $95.7 million).

We have entered into, and may continue in the future to enter into, joint venture agreements with third-party partners for the development of multifamily rental properties. The joint venture agreements with each development partner include buy-sell provisions that provide the right, but not the obligation, for the Company to acquire each respective partner’s interests or sell its interests at any time following the occurrence of certain pre-defined events described in the joint venture agreements. See Note 5 for additional discussion.

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. As of March 31, 2024, the Company has invested in ten separate such investments totaling $40.0 million with aggregate remaining commitments of approximately $18.0 million.

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

The Company is involved in various pending and threatened legal proceedings which arise in the ordinary course of business. The Company evaluates these litigation matters on an ongoing basis, but in no event less than quarterly, in assessing the adequacy of its accruals and disclosures. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, the Company records new accruals and/or adjusts existing accruals that represent its best estimate of the loss incurred based on the facts and circumstances known at that time. As of March 31, 2024 and December 31, 2023, the Company’s litigation accruals approximated $45.6 million and $17.1 million, respectively, and are included in other liabilities in the consolidated balance sheets. Actual losses may differ materially from the amounts noted above and the ultimate outcome of these legal proceedings is generally not yet determinable. As of March 31, 2024 and December 31, 2023, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate and inclusive of the matters accrued for as noted above, may reasonably be expected to have a material adverse effect on the Company and its financial condition.

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

The Company is named as a defendant in a class action in the United States District Court for the Northern District of California filed in 2016 which alleges that the amount of late fees charged by the Company were improperly determined under California law. The plaintiffs are seeking monetary damages and other relief. On April 8, 2024, the Court issued certain findings of facts and conclusions of law that are adverse to the Company’s legal position. At this time, the Company is continuing to defend the action. While the resolution of this matter cannot be predicted with certainty, the Company does not believe that the eventual outcome will have a material adverse effect on the Company and its financial condition.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis. While the Company does maintain a non-residential presence, it accounts for less than 5.0% of total revenues for the quarter ended March 31, 2024 and is designed as an amenity for our residential residents. The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis. The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2024 and 2023, respectively.

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

The following table presents a reconciliation of NOI from our rental real estate for the quarters ended March 31, 2024 and 2023, respectively (amounts in thousands):

	Quarter Ended March 31,
	2024	2023
Rental income	$730,818	$705,088
Property and maintenance expense	(134,630)	(137,579)
Real estate taxes and insurance expense	(108,927)	(106,669)
Total operating expenses	(243,557)	(244,248)
Net operating income	$487,261	$460,840

The following tables present NOI from our rental real estate for each segment for the quarters ended March 31, 2024 and 2023, respectively, as well as total assets and capital expenditures at March 31, 2024 (amounts in thousands):

	Quarter Ended March 31, 2024			Quarter Ended March 31, 2023
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$119,267	$37,825	$81,442	$113,489	$37,311	$76,178
Orange County	31,101	6,927	24,174	29,372	6,694	22,678
San Diego	25,824	5,880	19,944	24,234	5,814	18,420
Subtotal - Southern California	176,192	50,632	125,560	167,095	49,819	117,276

Washington, D.C.	116,387	36,528	79,859	110,255	37,153	73,102
San Francisco	109,313	34,967	74,346	107,286	34,246	73,040
New York	123,964	51,275	72,689	118,045	49,488	68,557
Boston	80,451	23,738	56,713	76,878	24,163	52,715
Seattle	73,832	21,277	52,555	72,778	20,221	52,557
Denver	17,808	5,447	12,361	17,596	5,474	12,122
Other Expansion Markets	18,718	8,041	10,677	18,370	8,397	9,973
Total same store	716,665	231,905	484,760	688,303	228,961	459,342

Non-same store/other
Non-same store (2)	12,948	6,092	6,856	4,903	2,860	2,043
Other (3)	1,205	5,560	(4,355)	11,882	12,427	(545)
Total non-same store/other	14,153	11,652	2,501	16,785	15,287	1,498

Totals	$730,818	$243,557	$487,261	$705,088	$244,248	$460,840

(1)
For the quarters ended March 31, 2024 and 2023, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2023, less properties subsequently sold, which represented 77,373 apartment units.
(2)
For the quarters ended March 31, 2024 and 2023, non-same store primarily includes properties acquired after January 1, 2023, plus any properties in lease-up and not stabilized as of January 1, 2023, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended March 31, 2024
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,473,271	$11,267
Orange County	335,110	2,569
San Diego	336,081	3,167
Subtotal - Southern California	3,144,462	17,003

Washington, D.C.	3,098,097	12,202
San Francisco	3,043,672	13,622
New York	3,284,640	6,085
Boston	2,068,351	6,026
Seattle	2,061,322	8,590
Denver	816,012	1,007
Other Expansion Markets	888,330	1,536
Total same store	18,404,886	66,071

Non-same store/other
Non-same store (2)	665,260	7,381
Other (3)	824,651	68
Total non-same store/other	1,489,911	7,449

Totals	$19,894,797	$73,520

(1)
Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2023, less properties subsequently sold, which represented 77,373 apartment units.
(2)
Non-same store primarily includes properties acquired after January 1, 2023, plus any properties in lease-up and not stabilized as of January 1, 2023, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and capital expenditures for properties sold.
13.
Subsequent Events

There have been no material subsequent events occurring since March 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

Forward-Looking Statements

Forward-looking statements are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Additional factors that might cause such differences are discussed in Part I of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023, particularly those under Item 1A, Risk Factors. Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements.

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

EQR is the general partner of, and as of March 31, 2024 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Business Objectives and Operating and Investing Strategies

The Company’s and the Operating Partnership’s overall business objectives and operating and investing strategies have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations

2024 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the quarter ended March 31, 2024:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Sales Price	Disposition Yield
12/31/2023	302	80,191
Dispositions:
Consolidated Rental Properties	(3)	(504)	$(248,500)	(5.5%)
Configuration Changes	—	1
3/31/2024	299	79,688

Dispositions

•
The consolidated properties disposed of during the quarter ended March 31, 2024 were located in the Boston, Orange County and San Francisco markets and the sales generated an Unlevered IRR of 13.1%.

Developments

•
The Company commenced construction on one consolidated apartment property during the quarter ended March 31, 2024, located in the Boston market, consisting of 440 apartment units totaling approximately $232.2 million of expected development costs; and
•
The Company spent approximately $31.4 million during the quarter ended March 31, 2024, primarily for consolidated and unconsolidated development projects.

See Notes 4 and 5 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments and investments in partially owned entities.

Comparison of the quarter ended March 31, 2024 to the quarter ended March 31, 2023

The following table presents a reconciliation of diluted earnings per share/unit for the quarter ended March 31, 2024 as compared to the same period in 2023:

Quarter Ended March 31
Diluted earnings per share/unit for period ended 2023	$0.56
Property NOI	0.06
Corporate overhead (1)	(0.01)
Net gain/loss on property sales	0.22
Non-operating asset gains/losses	0.02
Depreciation expense	(0.03)
Other	(0.05)
Diluted earnings per share/unit for period ended 2024	$0.77

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

The following tables present reconciliations of net income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results (amounts in thousands):

	Quarter Ended March 31,
	2024	2023	$ Change	% Change
Net income	$305,032	$220,071	$84,961	38.6%
Adjustments:
Property management	35,458	31,466	3,992	12.7%
General and administrative	15,720	16,165	(445)	(2.8)%
Depreciation	225,695	215,830	9,865	4.6%
Net (gain) loss on sales of real estate properties	(188,185)	(100,209)	(87,976)	87.8%
Interest and other income	(9,329)	(1,538)	(7,791)	506.6%
Other expenses	31,738	8,995	22,743	252.8%
Interest:
Expense incurred, net	67,212	66,401	811	1.2%
Amortization of deferred financing costs	1,918	1,979	(61)	(3.1)%
Income and other tax expense (benefit)	304	298	6	2.0%
(Income) loss from investments in unconsolidated entities	1,698	1,382	316	22.9%
Total NOI	$487,261	$460,840	$26,421	5.7%
Rental income:
Same store	$716,665	$688,303	$28,362	4.1%
Non-same store/other	14,153	16,785	(2,632)	(15.7)%
Total rental income	730,818	705,088	25,730	3.6%
Operating expenses:
Same store	231,905	228,961	2,944	1.3%
Non-same store/other	11,652	15,287	(3,635)	(23.8)%
Total operating expenses	243,557	244,248	(691)	(0.3)%
NOI:
Same store	484,760	459,342	25,418	5.5%
Non-same store/other	2,501	1,498	1,003	67.0%
Total NOI	$487,261	$460,840	$26,421	5.7%

Note: See Note 12 in the Notes to Consolidated Financial Statements for detail by reportable segment/market.

•
The increase in same store rental income is primarily driven by healthy demand and modest supply across most of our markets.
•
The increase in same store operating expenses is due primarily to:
•
Real estate taxes – A $3.4 million increase due to escalation in rates and assessed values including an approximately 1.0% contribution to growth from 421-a tax abatement burnoffs in New York City. Once the burnoffs are completed, previously rent-restricted apartment units will transition to market;
•
Other on-site operating expenses – A $1.2 million increase primarily driven by higher property-related legal expenses;
•
Insurance – A $0.9 million increase due to higher premiums on property insurance renewal due to conditions in the insurance market that while less difficult than recent years, remain challenging;
•
Utilities – A $2.0 million decrease from electric primarily driven by lower commodity prices; and
•
Repairs and maintenance – A $0.7 million decrease due primarily to lower resident Turnover compared to the same period of 2023, moderation of previous wage/staffing pressures and a benefit from a relatively easy comparable period.
•
Non-same store/other NOI results consist primarily of properties acquired in calendar year 2023, operations from the Company’s development properties, other corporate operations and operations prior to disposition from 2023 and 2024 sold properties.
•
The increase in consolidated total NOI is primarily a result of the Company’s higher NOI from same store properties, largely due to improvement in same store revenues as noted above and the Company's continued focus on same store expense efficiency.

See the Same Store Results section below for additional discussion of those results. See the reconciliation table of net income per the consolidated statements of operations to NOI above for the dollar and percentage changes related to the comparison discussions provided below.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. The increase during the quarter ended March 31, 2024 as compared to the prior year period is primarily attributable to increases in payroll-related costs, information technology expenses and legal and professional fees.

General and administrative expenses, which include corporate operating expenses, decreased during the quarter ended March 31, 2024 as compared to the prior year period, primarily due to decreases in payroll-related costs, partially offset by increases in workforce/contractors costs.

Depreciation expense, which includes depreciation on non-real estate assets, increased during the quarter ended March 31, 2024 as compared to the prior year period, primarily as a result of additional depreciation expense on properties acquired in 2023 and a development property placed in service during 2023, partially offset by lower depreciation from properties sold in 2023 and 2024.

Net gain on sales of real estate properties increased during the quarter ended March 31, 2024 as compared to the prior year period, primarily as a result of the sale of three consolidated apartment properties for a higher gain in 2024 as compared to the sale of seven consolidated apartment properties in the same period in 2023.

Interest and other income increased during the quarter ended March 31, 2024 as compared to the prior year period, primarily due to a net unrealized gain of $7.1 million on various investment securities as well as short-term investment income on cash and restricted deposit accounts due to a higher rate environment and higher overall invested balances, partially offset by decreases in insurance/litigation settlement proceeds received during 2023 as compared to 2024.

Other expenses increased during the quarter ended March 31, 2024 as compared to the prior year period, primarily due to increases in litigation accruals, partially offset by decreases in data transformation project costs that occurred during 2023 but not during 2024.

Interest expense, including amortization of deferred financing costs, increased during the quarter ended March 31, 2024, as compared to the prior year period, primarily due to higher rates on floating debt as compared to the prior year period. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the quarter ended March 31, 2024 was 3.89% as compared to 3.86% for the prior year period. The Company capitalized interest of approximately $3.1 million and $3.4 million during the quarters ended March 31, 2024 and 2023, respectively.

Loss from investments in unconsolidated entities increased during the quarter ended March 31, 2024 as compared to the prior year period, primarily as a result of losses incurred on our unconsolidated development properties which recently started lease-up activities.

Same Store Results

Properties that the Company owned and were stabilized for all of both of the quarters ended March 31, 2024 and 2023 (the “First Quarter 2024 Same Store Properties”), which represented 77,373 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months. Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

The following table provides comparative total same store results and statistics for the First Quarter 2024 Same Store Properties:

First Quarter 2024 vs. First Quarter 2023

Same Store Results/Statistics Including 77,373 Same Store Apartment Units

(includes Residential and Non-Residential)

($ in thousands except for Average Rental Rate)

	Results				Statistics
Description	Revenues		Expenses	NOI	Average Rental Rate	Physical Occupancy	Turnover
Q1 2024	$716,665		$231,905	$484,760	$3,077	96.3%	8.6%
Q1 2023	$688,303		$228,961	$459,342	$2,975	95.9%	9.1%
Change	$28,362		$2,944	$25,418	$102	0.4%	(0.5%)
Change	4.1%	(1)	1.3%	5.5%	3.4%

Note: Same store revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

(1)
Non-Residential contributed 0.20% to quarterly same store revenue growth primarily due to improved collectibility expectations for certain Non-Residential tenants, resulting in the reinstatement of their respective straight-line receivable balances in the first quarter of 2024.

The following table provides results and statistics related to our Residential same store operations for the quarters ended March 31, 2024 and 2023:

First Quarter 2024 vs. First Quarter 2023

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	Q1 2024 % of Actual NOI	Q1 2024 Average Rental Rate	Q1 2024 Weighted Average Physical Occupancy %	Q1 2024 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	14,135	17.5%	$2,922	95.5%	9.6%	5.2%	0.0%	(0.4%)
Orange County	3,718	5.2%	2,900	96.1%	7.4%	5.9%	(0.1%)	(0.1%)
San Diego	2,878	4.3%	3,103	96.1%	8.0%	5.7%	0.7%	(1.7%)
Subtotal – Southern California	20,731	27.0%	2,943	95.7%	9.0%	5.4%	0.1%	(0.5%)

Washington, D.C.	14,716	16.9%	2,665	97.1%	7.0%	5.0%	0.5%	(0.4%)
San Francisco	11,345	15.8%	3,281	96.4%	9.5%	1.2%	0.7%	0.1%
New York	8,536	14.1%	4,592	97.0%	6.5%	3.7%	0.2%	(1.0%)
Boston	7,077	11.0%	3,557	95.7%	7.4%	4.6%	0.2%	(0.6%)
Seattle	9,266	10.4%	2,569	96.1%	9.7%	(0.6%)	1.0%	(1.4%)
Denver	2,505	2.6%	2,415	96.3%	10.1%	1.6%	0.0%	(1.0%)
Other Expansion Markets	3,197	2.2%	1,973	95.5%	13.3%	0.1%	0.6%	0.9%

Total	77,373	100.0%	$3,077	96.3%	8.6%	3.4%	0.4%	(0.5%)

Note: The above table reflects Residential same store results only. Residential operations account for approximately 96.0% of total revenues for the quarter ended March 31, 2024.

During the quarter ended March 31, 2024, the Company had strong performance in its operating business, with healthy demand across all of our markets supported by a continuing solid job market and high employment for our target affluent renter demographic. Supply has also been modest in most of our existing coastal markets. As expected, our East Coast and Southern California markets performed better than San Francisco, Seattle and our expansion markets (Denver, Atlanta, Dallas/Ft. Worth and Austin). Key performance drivers thus far during 2024 included:

•
Pricing – Pricing (net of Leasing Concessions) improved seasonally and was generally consistent with expectations, with particular strength in New York and Washington, D.C., and improvement in San Francisco and Seattle.
•
Physical Occupancy – Physical Occupancy of 96.3% for the first quarter of 2024 was stronger than anticipated due to the low move-out activity discussed below.
•
Percentage of Residents Renewing and Turnover – The Percentage of Residents Renewing was high at 61.1% for the first quarter of 2024, which helped translate into the lowest quarterly same store Turnover in our history of 8.6%. We believe this reflects both the strength of demand and quality of our product and team.

The Company continued to make progress in move-out activity related to delinquent residents during the quarter ended March 31, 2024, especially in our Los Angeles market, which put modest pressure on pricing and Physical Occupancy in that market. While the eviction process remains challenging and we have more progress to make in reducing delinquencies in our portfolio, we have made significant strides already and timeframes for processing evictions have recently improved.

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

Liquidity and Capital Resources

With approximately $2.3 billion in readily available liquidity, a strong balance sheet, limited near-term debt maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and take advantage of opportunities. See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the quarters ended March 31, 2024 and 2023 (amounts in thousands):

	Quarter Ended March 31,
	2024	2023
Cash flows provided by (used for):
Operating activities	$421,031	$393,279
Investing activities	$136,006	$43,723
Financing activities	$(500,472)	$(355,089)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the quarter ended March 31, 2024.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the quarter ended March 31, 2024 as compared to the prior year period, increased by approximately $27.8 million as a direct result of the NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures. For the quarter ended March 31, 2024, key drivers were:

•
Disposed of three consolidated rental properties, receiving net proceeds of approximately $247.3 million;
•
Invested $25.5 million primarily in consolidated development projects;
•
Invested $73.5 million in capital expenditures to real estate; and
•
Invested $7.8 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders/unitholders and other Common Share activity. For the quarter ended March 31, 2024, key drivers were:

•
Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $6.0 million;
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $262.8 million;
•
Repurchased and retired 652,452 Common Shares, at a weighted average purchase price of $58.95 per share, for an aggregate purchased amount of approximately $38.5 million. See Note 3 in the Notes to Consolidated Financial Statements for further discussion; and
•
Repurchased and retired 402,500 Series K Preferred Shares/Preference Units with a liquidation value of approximately $20.1 million for total cash consideration of approximately $21.8 million, inclusive of premiums and accrued dividends through the redemption date. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of March 31, 2024 and December 31, 2023 (amounts in thousands):

	March 31, 2024	December 31, 2023
Cash and cash equivalents	$44,535	$50,743
Restricted deposits	$152,025	$89,252
Unsecured revolving credit facility availability	$2,270,562	$2,086,585

Credit Facility and Commercial Paper Program

The Company has a $2.5 billion unsecured revolving credit facility maturing October 26, 2027. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate (“SOFR”) plus a spread (currently 0.715%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating and other terms and conditions per the agreement. See Note 8 in the Notes to Consolidated Financial Statements for additional discussion of the Company’s credit facility.

The Company may borrow up to a maximum of $1.0 billion under its commercial paper program subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of April 25, 2024 (amounts in thousands):

April 25. 2024
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(414,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,438)
Unsecured revolving credit facility availability	$2,082,562

Dividend Policy

The Company declared a dividend/distribution for the first quarter of 2024 of $0.675 per share/unit, an annualized increase of 2.0% over the amount paid in 2023. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in April 2024 amounted to $263.6 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended March 31, 2024.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $28.7 billion in investment in real estate on the Company’s balance sheet at March 31, 2024, $25.6 billion or 89.1% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise. For additional details, see Item 1A, Risk Factors, of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of March 31, 2024 is as follows:

Debt Summary as of March 31, 2024

($ in thousands)

	Debt Balances	% of Total
Secured	$1,633,870	22.7%
Unsecured	5,575,859	77.3%
Total	$7,209,729	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,399,221	19.4%
Unsecured – Public	5,349,938	74.2%
Fixed Rate Debt	6,749,159	93.6%
Floating Rate Debt:
Secured – Tax Exempt	234,649	3.3%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	225,921	3.1%
Floating Rate Debt	460,570	6.4%
Total	$7,209,729	100.0%

The Company’s long-term financing and capital needs and sources have not changed materially from the information included in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2023.

Critical Accounting Policies and Estimates

The Company’s and the Operating Partnership’s critical accounting policies and estimates have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the quarters ended March 31, 2024 and 2023:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Quarter Ended March 31,
	2024	2023
Net income	$305,032	$220,071
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(970)	(977)
Preferred/preference distributions	(547)	(772)
Premium on redemption of Preferred Shares/Preference Units	(1,444)	—
Net income available to Common Shares and Units / Units	302,071	218,322
Adjustments:
Depreciation	225,695	215,830
Depreciation – Non-real estate additions	(955)	(1,156)
Depreciation – Partially Owned Properties	(542)	(545)
Depreciation – Unconsolidated Properties	335	632
Net (gain) loss on sales of real estate properties	(188,185)	(100,209)
FFO available to Common Shares and Units / Units (1) (3) (4)	338,419	332,874
Adjustments:
Write-off of pursuit costs	548	1,332
Debt extinguishment and preferred share/preference unit redemption (gains) losses	1,444	—
Non-operating asset (gains) losses	(6,106)	714
Other miscellaneous items	30,591	6,292
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$364,896	$341,212

FFO (1) (3)	$340,410	$333,646
Preferred/preference distributions	(547)	(772)
Premium on redemption of Preferred Shares/Preference Units	(1,444)	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$338,419	$332,874

Normalized FFO (2) (3)	$365,443	$341,984
Preferred/preference distributions	(547)	(772)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$364,896	$341,212

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

• pursuit cost write-offs;

• gains and losses from early debt extinguishment and preferred share/preference unit redemptions;

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s and the Operating Partnership’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Equity Residential

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2024, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as disclosed below, there have been no changes to the legal proceedings discussed in Part I, Item 3 of the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2023. As of March 31, 2024, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company and its financial condition. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

The Company is named as a defendant in a class action in the United States District Court for the Northern District of California filed in 2016 which alleges that the amount of late fees charged by the Company were improperly determined under California law. The plaintiffs are seeking monetary damages and other relief. On April 8, 2024, the Court issued certain findings of facts and conclusions of law that are adverse to the Company’s legal position. At this time, the Company is continuing to defend the action. While the resolution of this matter cannot be predicted with certainty, the Company does not believe that the eventual outcome will have a material adverse effect on the Company and its financial condition.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Common Shares Issued in the Quarter Ended March 31, 2024 (Equity Residential)

During the quarter ended March 31, 2024, EQR issued 7,967 Common Shares in exchange for 7,967 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Common Shares Repurchased in the Quarter Ended March 31, 2024

The Company repurchased and retired the following Common Shares during the quarter ended March 31, 2024:

Period	Total Number of Common Shares Purchased (1)	Weighted Average Price Paid Per Share (1), (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1), (3)
January 1, 2024 - January 31, 2024	—	$—	—	13,000,000
February 1, 2024 - February 29, 2024	652,452	$58.95	652,452	12,347,548
March 1, 2024 - March 31, 2024	—	$—	—	12,347,548
Total	652,452	$58.95	652,452

(1)
The Common Shares repurchased during the quarter ended March 31, 2024 represent Common Shares repurchased under the Company’s publicly announced share repurchase program approved by its Board of Trustees. The Company's share repurchase program was publicly announced on July 30, 2013 and the increase to its 13.0 million shares capacity was publicly announced on August 4, 2016. The program does not have an expiration date and may be suspended or discontinued at any time and does not obligate the Company to make any repurchases of its Common Shares. Following the Company's share repurchase activity in 2023, its Board of Trustees approved replenishing the Company's share repurchase program authorization back to its original 13.0 million shares in January 2024.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

EQUITY RESIDENTIAL

Date:	May 2, 2024	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2024	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	May 2, 2024	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2024	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)