Form 10-Q
period 2024-06-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2024-08-01
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 25, 2024 was 379,135,883.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2024 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of June 30, 2024 owned an approximate 97.0% ownership interest in, ERPOP. The remaining 3.0% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Land	$5,540,352	$5,581,876
Depreciable property	23,004,377	22,938,426
Projects under development	188,283	78,036
Land held for development	64,781	114,300
Investment in real estate	28,797,793	28,712,638
Accumulated depreciation	(10,163,756)	(9,810,337)
Investment in real estate, net	18,634,037	18,902,301
Investments in unconsolidated entities	341,871	282,049
Cash and cash equivalents	38,298	50,743
Restricted deposits	100,123	89,252
Right-of-use assets	450,796	457,266
Other assets	214,443	252,953
Total assets	$19,779,568	$20,034,564

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,634,838	$1,632,902
Notes, net	5,351,461	5,348,417
Line of credit and commercial paper	170,884	409,131
Accounts payable and accrued expenses	114,413	87,377
Accrued interest payable	65,585	65,716
Lease liabilities	309,182	311,640
Other liabilities	292,424	272,596
Security deposits	69,848	69,178
Distributions payable	263,668	259,231
Total liabilities	8,272,303	8,456,188

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	327,641	289,248
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 343,100 shares issued and outstanding as of June 30, 2024 and 745,600 shares issued and outstanding as of December 31, 2023	17,155	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 379,086,882 shares issued and outstanding as of June 30, 2024 and 379,291,417 shares issued and outstanding as of December 31, 2023	3,791	3,793
Paid in capital	9,590,105	9,601,866
Retained earnings	1,357,922	1,437,185
Accumulated other comprehensive income (loss)	6,914	5,704
Total shareholders’ equity	10,975,887	11,085,828
Noncontrolling Interests:
Operating Partnership	204,032	202,306
Partially Owned Properties	(295)	994
Total Noncontrolling Interests	203,737	203,300
Total equity	11,179,624	11,289,128
Total liabilities and equity	$19,779,568	$20,034,564

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2024	2023	2024	2023
REVENUES
Rental income	$1,464,981	$1,422,397	$734,163	$717,309

EXPENSES
Property and maintenance	261,128	262,350	126,498	124,771
Real estate taxes and insurance	214,498	209,749	105,571	103,080
Property management	68,969	62,145	33,511	30,679
General and administrative	34,351	35,041	18,631	18,876
Depreciation	450,093	437,185	224,398	221,355
Total expenses	1,029,039	1,006,470	508,609	498,761

Net gain (loss) on sales of real estate properties	227,994	100,122	39,809	(87)
Interest and other income	10,657	3,669	1,328	2,131
Other expenses	(45,123)	(15,559)	(13,385)	(6,564)
Interest:
Expense incurred, net	(133,040)	(131,991)	(65,828)	(65,590)
Amortization of deferred financing costs	(3,836)	(3,996)	(1,918)	(2,017)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	492,594	368,172	185,560	146,421
Income and other tax (expense) benefit	(635)	(634)	(331)	(336)
Income (loss) from investments in unconsolidated entities	(3,372)	(2,605)	(1,674)	(1,223)
Net income	488,587	364,933	183,555	144,862
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(13,278)	(11,613)	(5,003)	(4,554)
Partially Owned Properties	(2,039)	(2,082)	(1,069)	(1,105)
Net income attributable to controlling interests	473,270	351,238	177,483	139,203
Preferred distributions	(902)	(1,545)	(355)	(773)
Premium on redemption of Preferred Shares	(1,444)	—	—	—
Net income available to Common Shares	$470,924	$349,693	$177,128	$138,430

Earnings per share – basic:
Net income available to Common Shares	$1.24	$0.92	$0.47	$0.37
Weighted average Common Shares outstanding	378,699	378,492	378,578	378,642

Earnings per share – diluted:
Net income available to Common Shares	$1.24	$0.92	$0.47	$0.37
Weighted average Common Shares outstanding	390,548	391,063	390,542	391,187

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2024	2023	2024	2023
Comprehensive income:
Net income	$488,587	$364,933	$183,555	$144,862
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	4,054	—	13,834
Losses reclassified into earnings from other comprehensive income	1,210	2,201	600	1,106
Other comprehensive income (loss)	1,210	6,255	600	14,940
Comprehensive income	489,797	371,188	184,155	159,802
Comprehensive (income) attributable to Noncontrolling Interests	(15,350)	(13,890)	(6,088)	(6,135)
Comprehensive income attributable to controlling interests	$474,447	$357,298	$178,067	$153,667

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$488,587	$364,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	450,093	437,185
Amortization of deferred financing costs	3,836	3,996
Amortization of discounts and premiums on debt	2,536	1,740
Amortization of deferred settlements on derivative instruments	1,204	2,195
Amortization of right-of-use assets	6,470	6,357
Write-off of pursuit costs	1,369	1,993
(Income) loss from investments in unconsolidated entities	3,372	2,605
Distributions from unconsolidated entities – return on capital	281	290
Net (gain) loss on sales of real estate properties	(227,994)	(100,122)
Realized (gain) loss on investment securities	1,316	87
Unrealized (gain) loss on investment securities	(5,745)	—
Compensation paid with Company Common Shares	21,350	20,845
Changes in assets and liabilities:
(Increase) decrease in other assets	30,297	(13,258)
Increase (decrease) in accounts payable and accrued expenses	18,780	25,424
Increase (decrease) in accrued interest payable	(131)	(72)
Increase (decrease) in lease liabilities	(1,020)	(658)
Increase (decrease) in other liabilities	22,697	(8,047)
Increase (decrease) in security deposits	670	487
Net cash provided by operating activities	817,968	745,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(63,507)	(186,676)
Investment in real estate – development/other	(55,253)	(46,815)
Capital expenditures to real estate	(153,304)	(135,247)
Non-real estate capital additions	(921)	(1,043)
Interest capitalized for real estate and unconsolidated entities under development	(6,894)	(6,979)
Proceeds from disposition of real estate, net	330,128	133,916
Investments in unconsolidated entities – acquisitions	(31,286)	(989)
Investments in unconsolidated entities – development/other	(28,793)	(25,413)
Distributions from unconsolidated entities – return of capital	16	15
Purchase of investment securities and other investments	—	(2,500)
Proceeds from sale of investment securities	7,457	452
Net cash provided by (used for) investing activities	(2,357)	(271,279)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage notes payable, net:
Proceeds	$—	$22,896
Lump sum payoffs	—	(64,722)
Scheduled principal repayments	—	(54)
Line of credit and commercial paper:
Commercial paper proceeds	3,532,753	2,382,619
Commercial paper repayments	(3,771,000)	(2,328,100)
Finance ground lease principal payments	(1,438)	(1,329)
Proceeds from Employee Share Purchase Plan (ESPP)	2,449	2,124
Proceeds from exercise of options	6,480	11,358
Common Shares repurchased and retired	(38,474)	—
Redemption of Preferred Shares	(20,125)	—
Premium on redemption of Preferred Shares	(1,444)	—
Other financing activities, net	(45)	(31)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(3,737)
Contributions – Noncontrolling Interests – Partially Owned Properties	458	9
Contributions – Noncontrolling Interests – Operating Partnership	2	1
Distributions:
Common Shares	(507,111)	(487,483)
Preferred Shares	(1,320)	(2,319)
Noncontrolling Interests – Operating Partnership	(15,629)	(15,233)
Noncontrolling Interests – Partially Owned Properties	(2,741)	(3,230)
Net cash provided by (used for) financing activities	(817,185)	(487,231)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(1,574)	(12,530)
Cash and cash equivalents and restricted deposits, beginning of period	139,995	137,172
Cash and cash equivalents and restricted deposits, end of period	$138,421	$124,642

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$38,298	$35,701
Restricted deposits	100,123	88,941
Total cash and cash equivalents and restricted deposits, end of period	$138,421	$124,642

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$120,955	$125,518
Net cash paid (received) for income and other taxes	$877	$911
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(211)
Other assets	$1,392	$1,392
Mortgage notes payable, net	$524	$895
Notes, net	$1,920	$1,920
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,412	$616
Notes, net	$1,124	$1,124
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(6)
Accumulated other comprehensive income	$1,210	$2,201
Write-off of pursuit costs:
Investment in real estate, net	$319	$316
Investments in unconsolidated entities	$866	$1,111
Other assets	$184	$566
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$2,736	$1,972
Other liabilities	$636	$633
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$(3,359)
Other liabilities	$—	$(695)
Accumulated other comprehensive income	$—	$4,054
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(2,592)	$(2,988)
Investments in unconsolidated entities	$(4,302)	$(3,991)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(28,133)	$(24,633)
Other liabilities	$(660)	$(780)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(7,105)
Lease liabilities	$—	$7,105
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$—	$539
Other assets	$—	$(539)
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$3,437	$3,110
Other liabilities	$(2,839)	$(3,258)
Paid in capital	$(598)	$148

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2024	2023	2024	2023
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280	$17,155	$37,280
Partial redemption of 8.29% Series K Cumulative Redeemable	(20,125)	—	—	—
Balance, end of period	$17,155	$37,280	$17,155	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,793	$3,784	$3,789	$3,789
Conversion of OP Units into Common Shares	1	2	1	—
Exercise of share options	1	2	—	—
Employee Share Purchase Plan (ESPP)	1	—	1	—
Common Shares repurchased and retired	(7)	—	—	—
Share-based employee compensation expense:
Restricted shares	2	2	—	1
Balance, end of period	$3,791	$3,790	$3,791	$3,790
PAID IN CAPITAL
Balance, beginning of period	$9,601,866	$9,476,085	$9,603,743	$9,488,320
Common Share Issuance:
Conversion of OP Units into Common Shares	5,047	4,657	4,793	986
Exercise of share options	6,479	11,356	2,079	3,246
Employee Share Purchase Plan (ESPP)	2,448	2,124	804	672
Share-based employee compensation expense:
Restricted shares	9,381	7,943	4,887	4,290
Share options	2,507	3,125	1,218	1,628
ESPP discount	501	398	205	138
Supplemental Executive Retirement Plan (SERP)	(598)	148	(371)	(343)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(900)	—	(900)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(39,058)	(39,123)	(30,243)	(33,177)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	1,532	6,815	2,990	7,768
Balance, end of period	$9,590,105	$9,472,628	$9,590,105	$9,472,628
RETAINED EARNINGS
Balance, beginning of period	$1,437,185	$1,658,837	$1,436,671	$1,619,131
Net income attributable to controlling interests	473,270	351,238	177,483	139,203
Common Share distributions	(511,720)	(502,070)	(255,877)	(251,101)
Preferred Share distributions	(902)	(1,545)	(355)	(773)
Premium on redemption of Preferred Shares – cash charge	(1,444)	—	—	—
Common Shares repurchased and retired	(38,467)	—	—	—
Balance, end of period	$1,357,922	$1,506,460	$1,357,922	$1,506,460
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$5,704	$(2,547)	$6,314	$(11,232)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	4,054	—	13,834
Losses reclassified into earnings from other comprehensive income	1,210	2,201	600	1,106
Balance, end of period	$6,914	$3,708	$6,914	$3,708

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$1.35	$1.325	$0.675	$0.6625

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2024	2023	2024	2023
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$202,306	$209,961	$207,272	$211,718
Issuance of restricted units to Noncontrolling Interests	2	1	—	1
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(5,048)	(4,659)	(4,794)	(986)
Equity compensation associated with Noncontrolling Interests	10,236	10,867	6,149	6,213
Net income attributable to Noncontrolling Interests	13,278	11,613	5,003	4,554
Distributions to Noncontrolling Interests	(15,875)	(15,640)	(7,429)	(7,736)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	665	2,077	821	1,409
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(1,532)	(6,815)	(2,990)	(7,768)
Balance, end of period	$204,032	$207,405	$204,032	$207,405
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$994	$(721)	$(1,131)	$(2,553)
Net income attributable to Noncontrolling Interests	2,039	2,082	1,069	1,105
Contributions by Noncontrolling Interests	458	9	223	9
Distributions to Noncontrolling Interests	(2,786)	(3,261)	(456)	(452)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(2,837)	—	(2,837)
Other	(1,000)	—	—	—
Balance, end of period	$(295)	$(4,728)	$(295)	$(4,728)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30,	December 31,
	2024	2023
ASSETS
Land	$5,540,352	$5,581,876
Depreciable property	23,004,377	22,938,426
Projects under development	188,283	78,036
Land held for development	64,781	114,300
Investment in real estate	28,797,793	28,712,638
Accumulated depreciation	(10,163,756)	(9,810,337)
Investment in real estate, net	18,634,037	18,902,301
Investments in unconsolidated entities	341,871	282,049
Cash and cash equivalents	38,298	50,743
Restricted deposits	100,123	89,252
Right-of-use assets	450,796	457,266
Other assets	214,443	252,953
Total assets	$19,779,568	$20,034,564

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,634,838	$1,632,902
Notes, net	5,351,461	5,348,417
Line of credit and commercial paper	170,884	409,131
Accounts payable and accrued expenses	114,413	87,377
Accrued interest payable	65,585	65,716
Lease liabilities	309,182	311,640
Other liabilities	292,424	272,596
Security deposits	69,848	69,178
Distributions payable	263,668	259,231
Total liabilities	8,272,303	8,456,188

Commitments and contingencies

Redeemable Limited Partners	327,641	289,248
Capital:
Partners’ Capital:
Preference Units	17,155	37,280
General Partner	10,951,818	11,042,844
Limited Partners	204,032	202,306
Accumulated other comprehensive income (loss)	6,914	5,704
Total partners’ capital	11,179,919	11,288,134
Noncontrolling Interests – Partially Owned Properties	(295)	994
Total capital	11,179,624	11,289,128
Total liabilities and capital	$19,779,568	$20,034,564

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2024	2023	2024	2023
REVENUES
Rental income	$1,464,981	$1,422,397	$734,163	$717,309

EXPENSES
Property and maintenance	261,128	262,350	126,498	124,771
Real estate taxes and insurance	214,498	209,749	105,571	103,080
Property management	68,969	62,145	33,511	30,679
General and administrative	34,351	35,041	18,631	18,876
Depreciation	450,093	437,185	224,398	221,355
Total expenses	1,029,039	1,006,470	508,609	498,761

Net gain (loss) on sales of real estate properties	227,994	100,122	39,809	(87)
Interest and other income	10,657	3,669	1,328	2,131
Other expenses	(45,123)	(15,559)	(13,385)	(6,564)
Interest:
Expense incurred, net	(133,040)	(131,991)	(65,828)	(65,590)
Amortization of deferred financing costs	(3,836)	(3,996)	(1,918)	(2,017)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	492,594	368,172	185,560	146,421
Income and other tax (expense) benefit	(635)	(634)	(331)	(336)
Income (loss) from investments in unconsolidated entities	(3,372)	(2,605)	(1,674)	(1,223)
Net income	488,587	364,933	183,555	144,862
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,039)	(2,082)	(1,069)	(1,105)
Net income attributable to controlling interests	$486,548	$362,851	$182,486	$143,757
ALLOCATION OF NET INCOME:
Preference Units	$902	$1,545	$355	$773
Premium on redemption of Preference Units	$1,444	$—	$—	$—

General Partner	$470,924	$349,693	$177,128	$138,430
Limited Partners	13,278	11,613	5,003	4,554
Net income available to Units	$484,202	$361,306	$182,131	$142,984

Earnings per Unit – basic:
Net income available to Units	$1.24	$0.92	$0.47	$0.37
Weighted average Units outstanding	389,380	389,942	389,271	390,032

Earnings per Unit – diluted:
Net income available to Units	$1.24	$0.92	$0.47	$0.37
Weighted average Units outstanding	390,548	391,063	390,542	391,187

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2024	2023	2024	2023
Comprehensive income:
Net income	$488,587	$364,933	$183,555	$144,862
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	4,054	—	13,834
Losses reclassified into earnings from other comprehensive income	1,210	2,201	600	1,106
Other comprehensive income (loss)	1,210	6,255	600	14,940
Comprehensive income	489,797	371,188	184,155	159,802
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,039)	(2,082)	(1,069)	(1,105)
Comprehensive income attributable to controlling interests	$487,758	$369,106	$183,086	$158,697

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$488,587	$364,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	450,093	437,185
Amortization of deferred financing costs	3,836	3,996
Amortization of discounts and premiums on debt	2,536	1,740
Amortization of deferred settlements on derivative instruments	1,204	2,195
Amortization of right-of-use assets	6,470	6,357
Write-off of pursuit costs	1,369	1,993
(Income) loss from investments in unconsolidated entities	3,372	2,605
Distributions from unconsolidated entities – return on capital	281	290
Net (gain) loss on sales of real estate properties	(227,994)	(100,122)
Realized (gain) loss on investment securities	1,316	87
Unrealized (gain) loss on investment securities	(5,745)	—
Compensation paid with Company Common Shares	21,350	20,845
Changes in assets and liabilities:
(Increase) decrease in other assets	30,297	(13,258)
Increase (decrease) in accounts payable and accrued expenses	18,780	25,424
Increase (decrease) in accrued interest payable	(131)	(72)
Increase (decrease) in lease liabilities	(1,020)	(658)
Increase (decrease) in other liabilities	22,697	(8,047)
Increase (decrease) in security deposits	670	487
Net cash provided by operating activities	817,968	745,980
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(63,507)	(186,676)
Investment in real estate – development/other	(55,253)	(46,815)
Capital expenditures to real estate	(153,304)	(135,247)
Non-real estate capital additions	(921)	(1,043)
Interest capitalized for real estate and unconsolidated entities under development	(6,894)	(6,979)
Proceeds from disposition of real estate, net	330,128	133,916
Investments in unconsolidated entities – acquisitions	(31,286)	(989)
Investments in unconsolidated entities – development/other	(28,793)	(25,413)
Distributions from unconsolidated entities – return of capital	16	15
Purchase of investment securities and other investments	—	(2,500)
Proceeds from sale of investment securities	7,457	452
Net cash provided by (used for) investing activities	(2,357)	(271,279)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage notes payable, net:
Proceeds	$—	$22,896
Lump sum payoffs	—	(64,722)
Scheduled principal repayments	—	(54)
Line of credit and commercial paper:
Commercial paper proceeds	3,532,753	2,382,619
Commercial paper repayments	(3,771,000)	(2,328,100)
Finance ground lease principal payments	(1,438)	(1,329)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	2,449	2,124
Proceeds from exercise of EQR options	6,480	11,358
OP Units repurchased and retired	(38,474)	—
Redemption of Preference Units	(20,125)	—
Premium on redemption of Preference Units	(1,444)	—
Other financing activities, net	(45)	(31)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(3,737)
Contributions – Noncontrolling Interests – Partially Owned Properties	458	9
Contributions – Limited Partners	2	1
Distributions:
OP Units – General Partner	(507,111)	(487,483)
Preference Units	(1,320)	(2,319)
OP Units – Limited Partners	(15,629)	(15,233)
Noncontrolling Interests – Partially Owned Properties	(2,741)	(3,230)
Net cash provided by (used for) financing activities	(817,185)	(487,231)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(1,574)	(12,530)
Cash and cash equivalents and restricted deposits, beginning of period	139,995	137,172
Cash and cash equivalents and restricted deposits, end of period	$138,421	$124,642

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$38,298	$35,701
Restricted deposits	100,123	88,941
Total cash and cash equivalents and restricted deposits, end of period	$138,421	$124,642

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$120,955	$125,518
Net cash paid (received) for income and other taxes	$877	$911
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(211)
Other assets	$1,392	$1,392
Mortgage notes payable, net	$524	$895
Notes, net	$1,920	$1,920
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,412	$616
Notes, net	$1,124	$1,124
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(6)
Accumulated other comprehensive income	$1,210	$2,201
Write-off of pursuit costs:
Investment in real estate, net	$319	$316
Investments in unconsolidated entities	$866	$1,111
Other assets	$184	$566
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$2,736	$1,972
Other liabilities	$636	$633
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$(3,359)
Other liabilities	$—	$(695)
Accumulated other comprehensive income	$—	$4,054
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(2,592)	$(2,988)
Investments in unconsolidated entities	$(4,302)	$(3,991)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(28,133)	$(24,633)
Other liabilities	$(660)	$(780)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(7,105)
Lease liabilities	$—	$7,105
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$—	$539
Other assets	$—	$(539)
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$3,437	$3,110
Other liabilities	$(2,839)	$(3,258)
Paid in capital	$(598)	$148

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2024	2023	2024	2023
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280	$17,155	$37,280
Partial redemption of 8.29% Series K Cumulative Redeemable	(20,125)	—	—	—
Balance, end of period	$17,155	$37,280	$17,155	$37,280
GENERAL PARTNER
Balance, beginning of period	$11,042,844	$11,138,706	$11,044,203	$11,111,240
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	5,048	4,659	4,794	986
Exercise of EQR share options	6,480	11,358	2,079	3,246
EQR’s Employee Share Purchase Plan (ESPP)	2,449	2,124	805	672
Share-based employee compensation expense:
EQR restricted shares	9,383	7,945	4,887	4,291
EQR share options	2,507	3,125	1,218	1,628
EQR ESPP discount	501	398	205	138
OP Units repurchased and retired	(38,474)	—	—	—
Net income available to Units – General Partner	470,924	349,693	177,128	138,430
OP Units – General Partner distributions	(511,720)	(502,070)	(255,877)	(251,101)
Supplemental Executive Retirement Plan (SERP)	(598)	148	(371)	(343)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(900)	—	(900)
Change in market value of Redeemable Limited Partners	(39,058)	(39,123)	(30,243)	(33,177)
Adjustment for Limited Partners ownership in Operating Partnership	1,532	6,815	2,990	7,768
Balance, end of period	$10,951,818	$10,982,878	$10,951,818	$10,982,878
LIMITED PARTNERS
Balance, beginning of period	$202,306	$209,961	$207,272	$211,718
Issuance of restricted units to Limited Partners	2	1	—	1
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(5,048)	(4,659)	(4,794)	(986)
Equity compensation associated with Units – Limited Partners	10,236	10,867	6,149	6,213
Net income available to Units – Limited Partners	13,278	11,613	5,003	4,554
Units – Limited Partners distributions	(15,875)	(15,640)	(7,429)	(7,736)
Change in carrying value of Redeemable Limited Partners	665	2,077	821	1,409
Adjustment for Limited Partners ownership in Operating Partnership	(1,532)	(6,815)	(2,990)	(7,768)
Balance, end of period	$204,032	$207,405	$204,032	$207,405
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$5,704	$(2,547)	$6,314	$(11,232)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	4,054	—	13,834
Losses reclassified into earnings from other comprehensive income	1,210	2,201	600	1,106
Balance, end of period	$6,914	$3,708	$6,914	$3,708

DISTRIBUTIONS
Distributions declared per Unit outstanding	$1.35	$1.325	$0.675	$0.6625

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2024	2023	2024	2023
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$994	$(721)	$(1,131)	$(2,553)
Net income attributable to Noncontrolling Interests	2,039	2,082	1,069	1,105
Contributions by Noncontrolling Interests	458	9	223	9
Distributions to Noncontrolling Interests	(2,786)	(3,261)	(456)	(452)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(2,837)	—	(2,837)
Other	(1,000)	—	—	—
Balance, end of period	$(295)	$(4,728)	$(295)	$(4,728)

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

EQR is the general partner of, and as of June 30, 2024 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of June 30, 2024, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 299 properties located in 10 states and the District of Columbia consisting of 79,738 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	284	76,469
Partially Owned Properties – Consolidated	14	3,060
Partially Owned Properties – Unconsolidated	1	209
	299	79,738

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the six months ended June 30, 2024 and 2023:

	2024	2023
Common Shares
Common Shares outstanding at January 1,	379,291,417	378,429,708
Common Shares Issued:
Conversion of OP Units	90,131	180,629
Exercise of share options	119,516	232,317
Employee Share Purchase Plan (ESPP)	47,466	40,346
Restricted share grants, net	190,804	149,722
Common Shares Other:
Repurchased and retired	(652,452)	—
Common Shares outstanding at June 30,	379,086,882	379,032,722
Units
Units outstanding at January 1,	11,581,306	12,429,737
Restricted unit grants, net	172,667	166,344
Conversion of OP Units to Common Shares	(90,131)	(180,629)
Units outstanding at June 30,	11,663,842	12,415,452
Total Common Shares and Units outstanding at June 30,	390,750,724	391,448,174
Units Ownership Interest in Operating Partnership	3.0%	3.2%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the six months ended June 30, 2024 and 2023:

	2024	2023
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	390,872,723	390,859,445
Issued to General Partner:
Exercise of EQR share options	119,516	232,317
EQR’s Employee Share Purchase Plan (ESPP)	47,466	40,346
EQR’s restricted share grants, net	190,804	149,722
Issued to Limited Partners:
Restricted unit grants, net	172,667	166,344
General Partner Other:
OP Units repurchased and retired	(652,452)	—
General and Limited Partner Units outstanding at June 30,	390,750,724	391,448,174
Limited Partner Units
Limited Partner Units outstanding at January 1,	11,581,306	12,429,737
Limited Partner restricted unit grants, net	172,667	166,344
Conversion of Limited Partner OP Units to EQR Common Shares	(90,131)	(180,629)
Limited Partner Units outstanding at June 30,	11,663,842	12,415,452
Limited Partner Units Ownership Interest in Operating Partnership	3.0%	3.2%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at June 30, 2024 and December 31, 2023.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2024 and 2023, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $327.6 million and $355.3 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the six months ended June 30, 2024 and 2023, respectively (amounts in thousands):

	2024	2023
Balance at January 1,	$289,248	$318,273
Change in market value	39,058	39,123
Change in carrying value	(665)	(2,077)
Balance at June 30,	$327,641	$355,319

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of June 30, 2024 and December 31, 2023:

			Amounts in thousands
		Annual
	Call	Dividend Per	June 30,	December 31,
	Date (1)	Share/Unit (2)	2024	2023
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 343,100 shares/units issued and outstanding as of June 30, 2024 and 745,600 shares/units issued and outstanding as of December 31, 2023 (3)	12/10/2026	$4.145	$17,155	$37,280
			$17,155	$37,280

(1)
On or after the call date, redeemable Preferred Shares/Preference Units may be redeemed for cash at the option of the Company or the Operating Partnership, respectively, in whole or in part, at a redemption price equal to the liquidation price per share/unit, plus accrued and unpaid distributions, if any.
(2)
Dividends on Preferred Shares/Preference Units are payable quarterly.
(3)
During the six months ended June 30, 2024, the Company repurchased and retired 402,500 Series K Preferred Shares/Preference Units with a liquidation value of approximately $20.1 million for total cash consideration of approximately $21.8 million, inclusive of premiums and accrued dividends through the redemption date. As a result of this partial redemption, the Company incurred a cash charge of approximately $1.4 million which was recorded as a premium on the redemption of Preferred Shares/Preference Units.

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. The current program matures in May 2025 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of June 30, 2024.

During the six months ended June 30, 2024, the Company repurchased and subsequently retired approximately $38.5 million (652,452 shares at a weighted average price per share of $58.95) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR. Prior to the share repurchase activity during the six months ended June 30, 2024, the Company had the authority to repurchase up to 13.0 million Common Shares under its share repurchase program, of which 12,347,548 shares remain authorized to repurchase as of June 30, 2024.

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Land	$5,540,352	$5,581,876
Depreciable property:
Buildings and improvements	19,789,495	19,809,432
Furniture, fixtures and equipment	2,698,109	2,609,600
In-Place lease intangibles	516,773	519,394
Projects under development:
Land	40,049	3,201
Construction-in-progress	148,234	74,835
Land held for development:
Land	46,160	82,026
Construction-in-progress	18,621	32,274
Investment in real estate	28,797,793	28,712,638
Accumulated depreciation	(10,163,756)	(9,810,337)
Investment in real estate, net	$18,634,037	$18,902,301

During the six months ended June 30, 2024, the Company acquired the following from unaffiliated parties (purchase price and purchase price allocation in thousands):

				Purchase Price Allocation (1)
	Properties	Apartment Units	Purchase Price	Land	Depreciable Property
Rental Properties – Consolidated	1	160	$62,595	$6,593	$56,077

(1)
Purchase price allocation includes capitalized closing costs.

During the six months ended June 30, 2024, the Company disposed of the following to unaffiliated parties (sales price and net gain in thousands):

	Properties	Apartment Units	Sales Price	Net Gain
Rental Properties – Consolidated	5	831	$334,000	$227,994

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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of June 30, 2024:

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

The following table provides consolidated assets and liabilities related to the Company's VIEs as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Consolidated Assets	$618,439	$599,788
Consolidated Liabilities	$47,558	$41,153

Investments in Unconsolidated Entities

The Company has various equity interests in certain joint ventures that are unconsolidated and accounted for using the equity method of accounting. Most of these have been deemed to be VIEs and the Company is not the VIEs' primary beneficiary. The remaining have been deemed not to be VIEs and the Company does not have a controlling voting interest.

The following table and information summarizes the Company’s investments in unconsolidated entities as of June 30, 2024 and December 31, 2023 (amounts in thousands except for ownership percentage):

	June 30, 2024	December 31, 2023	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$35,123	$35,421	Varies
Projects Under Development and Land Held for Development (VIE)	279,847	220,192	62% - 95% (1)
Real Estate Technology Funds/Companies (VIE)	27,151	26,691	Varies
Other	(250)	(255)	Varies
Investments in Unconsolidated Entities	$341,871	$282,049

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of June 30, 2024:

	Operating Properties		Real Estate Holdings (1)	Projects Under Development (2), (5)		Projects Held for Development (2), (3)
	Properties	Apartment Units	Entities	Projects	Apartment Units (4)	Projects	Apartment Units (4)
Unconsolidated Joint Ventures (VIE)	1	209	3	5	1,773	4	1,164
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
6.
Restricted Deposits

The following table presents the Company’s restricted deposits as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Mortgage escrow deposits:
Real estate taxes and insurance	$694	$307
Mortgage principal reserves/sinking funds	33,266	29,270
Mortgage escrow deposits	33,960	29,577
Restricted cash:
Earnest money on pending acquisitions	4,000	524
Restricted deposits on real estate investments	2,228	2,181
Resident security and utility deposits	41,190	40,149
Replacement reserves	16,880	15,571
Other	1,865	1,250
Restricted cash	66,163	59,675
Restricted deposits	$100,123	$89,252

7.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the six months ended June 30, 2024 and 2023 (amounts in thousands):

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$1,308,397	$33,710	$1,342,107	$1,276,338	$31,973	$1,308,311
Utility recoveries (RUBS income) (1)	45,456	435	45,891	42,786	419	43,205
Parking rent	23,035	633	23,668	21,893	225	22,118
Other lease revenue (2)	(10,732)	(481)	(11,213)	(13,420)	734	(12,686)
Total lease revenue	$1,366,156	$34,297	1,400,453	$1,327,597	$33,351	1,360,948
Parking revenue			21,715			20,395
Other revenue			42,813			41,054
Total other rental income (3)			64,528			61,449
Rental income			$1,464,981			$1,422,397

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

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the quarters ended June 30, 2024 and 2023 (amounts in thousands):

	Quarter Ended June 30, 2024			Quarter Ended June 30, 2023
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$656,036	$14,887	$670,923	$641,586	$15,987	$657,573
Utility recoveries (RUBS income) (1)	22,787	208	22,995	21,403	212	21,615
Parking rent	11,611	413	12,024	11,011	116	11,127
Other lease revenue (2)	(4,787)	(389)	(5,176)	(5,831)	65	(5,766)
Total lease revenue	$685,647	$15,119	700,766	$668,169	$16,380	684,549
Parking revenue			11,037			10,192
Other revenue			22,360			22,568
Total other rental income (3)			33,397			32,760
Rental income			$734,163			$717,309

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

The following table presents residential accounts receivable and straight-line receivable balances for the Company’s properties as of June 30, 2024 and December 31, 2023 (amounts in thousands):

Balance Sheet (Other assets):	June 30, 2024	December 31, 2023
Residential accounts receivable balances	$16,657	$21,477
Allowance for doubtful accounts	(11,380)	(15,846)
Net receivable balances	$5,277	$5,631

Straight-line receivable balances	$7,893	$9,183

The following table presents residential bad debt for the Company’s properties for the six months and quarters ended June 30, 2024 and 2023 (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
Income Statement (Rental income):	2024	2023	2024	2023
Bad debt, net (1)	$17,139	$19,820	$7,924	$9,065
% of residential rental income	1.2%	1.4%	1.1%	1.3%

(1)
Bad debt, net benefited from additional resident payments due to governmental rental assistance programs of approximately $0.9 million and $1.9 million for the six months ended June 30, 2024 and 2023, respectively, and $0.4 million and $0.7 million for the quarters ended June 30, 2024 and 2023, respectively.
8.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the six months ended June 30, 2024 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the six months ended June 30, 2024 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2023	Proceeds	Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of June 30, 2024
Fixed Rate Debt:
Secured – Conventional	$1,398,598	$—	$—	$—	$792	$454	$1,399,844
Floating Rate Debt:
Secured – Tax Exempt	234,304	—	—	—	620	70	234,994
Total	$1,632,902	$—	$—	$—	$1,412	$524	$1,634,838

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the six months ended June 30, 2024:

June 30, 2024
Interest Rate Ranges (ending)	0.10% - 5.25%
Weighted Average Interest Rate	3.86%
Maturity Date Ranges	2029-2061

As of June 30, 2024, the Company had $246.7 million of secured tax-exempt bonds subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the six months ended June 30, 2024 (amounts in thousands):

	Notes, net as of December 31, 2023	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of June 30, 2024
Fixed Rate Debt:
Unsecured – Public	$5,348,417	$—	$—	$1,124	$1,920	$5,351,461

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the six months ended June 30, 2024:

June 30, 2024
Interest Rate Ranges (ending)	1.85% - 7.57%
Weighted Average Interest Rate	3.52%
Maturity Date Ranges	2025-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for the six months ended June 30, 2024.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing on October 26, 2027. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.715%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating and other terms and conditions per the agreement. The Company did not borrow any amounts under its revolving credit facility during the six months ended June 30, 2024.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.0 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The following table summarizes certain weighted average interest rate, maturity and amount outstanding information for the commercial paper program as of and for the six months ended June 30, 2024:

June 30, 2024
Weighted Average Interest Rate (1)	5.59%
Weighted Average Maturity (in days)	5
Weighted Average Amount Outstanding	$300.1 million

(1)
The notes bear interest at various floating rates.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of June 30, 2024 (amounts in thousands):

June 30, 2024
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(171,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,438)
Unsecured revolving credit facility availability	$2,325,562

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

The fair values of the Company’s financial instruments (other than the items listed above and the investments disclosed below) approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at June 30, 2024 and December 31, 2023, respectively (amounts in thousands):

	June 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,634,838	$1,490,171	$1,632,902	$1,509,706
Unsecured debt, net	5,522,345	5,015,807	5,757,548	5,346,488
Total debt, net	$7,157,183	$6,505,978	$7,390,450	$6,856,194

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at June 30, 2024 and December 31, 2023, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	6/30/2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$105,041	$105,041	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$105,041	$105,041	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$327,641	$—	$327,641	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$108,478	$108,478	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$108,478	$108,478	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$289,248	$—	$289,248	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2024 and 2023, respectively (amounts in thousands):

June 30, 2024 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(1,210)
Total	$—		$(1,210)

June 30, 2023 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$4,054	Interest expense	$(2,201)
Total	$4,054		$(2,201)

As of June 30, 2024 and December 31, 2023, there were approximately $6.9 million and $5.7 million in deferred gains, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and/or unsettled derivative instruments, of which an estimated $1.8 million may be recognized as additional interest expense during the twelve months ending June 30, 2025.

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

The following table summarizes the Company’s real estate technology investment securities included in other assets as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Real Estate Technology Investments	$16,284	$19,312

During the six months ended June 30, 2024, the Company sold a portion of one of these investment securities for proceeds of approximately $7.5 million and realized a loss on sale of approximately $1.3 million, which is included in interest and other income in the consolidated statements of operations. During the six months ended June 30, 2024, the Company adjusted certain of these investment securities to observable market prices and recorded a net unrealized gain of approximately $5.7 million, which is included in interest and other income in the consolidated statements of operations.

10.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2024	2023	2024	2023
Numerator for net income per share – basic:
Net income	$488,587	$364,933	$183,555	$144,862
Allocation to Noncontrolling Interests – Operating Partnership	(13,278)	(11,613)	(5,003)	(4,554)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,039)	(2,082)	(1,069)	(1,105)
Preferred distributions	(902)	(1,545)	(355)	(773)
Premium on redemption of Preferred Shares	(1,444)	—	—	—
Numerator for net income per share – basic	$470,924	$349,693	$177,128	$138,430
Numerator for net income per share – diluted:
Net income	$488,587	$364,933	$183,555	$144,862
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,039)	(2,082)	(1,069)	(1,105)
Preferred distributions	(902)	(1,545)	(355)	(773)
Premium on redemption of Preferred Shares	(1,444)	—	—	—
Numerator for net income per share – diluted	$484,202	$361,306	$182,131	$142,984
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	378,699	378,492	378,578	378,642
Effect of dilutive securities:
OP Units	10,681	11,450	10,693	11,390
Long-term compensation shares/units	1,168	1,121	1,271	1,155
Denominator for net income per share – diluted	390,548	391,063	390,542	391,187
Net income per share – basic	$1.24	$0.92	$0.47	$0.37
Net income per share – diluted	$1.24	$0.92	$0.47	$0.37

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2024	2023	2024	2023
Numerator for net income per Unit – basic and diluted:
Net income	$488,587	$364,933	$183,555	$144,862
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,039)	(2,082)	(1,069)	(1,105)
Allocation to Preference Units	(902)	(1,545)	(355)	(773)
Allocation to premium on redemption of Preference Units	(1,444)	—	—	—
Numerator for net income per Unit – basic and diluted	$484,202	$361,306	$182,131	$142,984
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	389,380	389,942	389,271	390,032
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,168	1,121	1,271	1,155
Denominator for net income per Unit – diluted	390,548	391,063	390,542	391,187
Net income per Unit – basic	$1.24	$0.92	$0.47	$0.37
Net income per Unit – diluted	$1.24	$0.92	$0.47	$0.37

11.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of June 30, 2024, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at June 30, 2024 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	2	665	$196,510
Unconsolidated	5	1,773	56,154
Total Projects Under Development	7	2,438	$252,664

(1)
The Company’s share of the $252.7 million in total project costs remaining approximates $196.3 million, with the balance funded by the Company’s joint venture partners (approximately $0.2 million) and/or applicable construction loans (approximately $56.2 million).

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

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. As of June 30, 2024, the Company has invested in ten separate such investments totaling $40.5 million with aggregate remaining commitments of approximately $17.5 million.

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

The Company is involved in various pending and threatened legal proceedings which arise in the ordinary course of business. The Company evaluates these litigation matters on an ongoing basis, but in no event less than quarterly, in assessing the adequacy of its accruals and disclosures. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, the Company records new accruals and/or adjusts existing accruals that represent its best estimate of the loss incurred based on the facts and circumstances known at that time. As of June 30, 2024 and December 31, 2023, the Company’s litigation accruals approximated $50.0 million and $17.1 million, respectively, and are included in other liabilities in the consolidated balance sheets. Actual losses may differ materially from the amounts noted above and the ultimate outcome of these legal proceedings is generally not yet determinable. As of June 30, 2024 and December 31, 2023, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate and inclusive of the matters accrued for as noted above, may reasonably be expected to have a material adverse effect on the Company and its financial condition.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company’s operating performance geographically by market and both on a same store and non-same store basis. While the Company does maintain a non-residential presence, it accounts for less than 4.0% of total revenues for the six months ended June 30, 2024 and is designed as an amenity for our residential residents. The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis. The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2024 and 2023, respectively.

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

The following table presents a reconciliation of net income per the consolidated statements of operations to NOI for the six months and quarters ended June 30, 2024 and 2023, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2024	2023	2024	2023
Net income	$488,587	$364,933	$183,555	$144,862
Adjustments:
Property management	68,969	62,145	33,511	30,679
General and administrative	34,351	35,041	18,631	18,876
Depreciation	450,093	437,185	224,398	221,355
Net (gain) loss on sales of real estate properties	(227,994)	(100,122)	(39,809)	87
Interest and other income	(10,657)	(3,669)	(1,328)	(2,131)
Other expenses	45,123	15,559	13,385	6,564
Interest:
Expense incurred, net	133,040	131,991	65,828	65,590
Amortization of deferred financing costs	3,836	3,996	1,918	2,017
Income and other tax expense (benefit)	635	634	331	336
(Income) loss from investments in unconsolidated entities	3,372	2,605	1,674	1,223
Total NOI	$989,355	$950,298	$502,094	$489,458

The following tables present NOI from our rental real estate for each segment for the six months and quarters ended June 30, 2024 and 2023, respectively, as well as total assets and capital expenditures at June 30, 2024 (amounts in thousands):

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$239,386	$73,603	$165,783	$229,783	$72,575	$157,208
Orange County	62,272	13,865	48,407	59,417	13,396	46,021
San Diego	51,815	11,659	40,156	48,925	11,550	37,375
Subtotal - Southern California	353,473	99,127	254,346	338,125	97,521	240,604

Washington, D.C.	231,584	72,407	159,177	220,318	72,109	148,209
San Francisco	217,043	65,700	151,343	213,502	65,735	147,767
New York	246,136	101,320	144,816	237,830	97,137	140,693
Boston	162,532	46,726	115,806	155,729	46,197	109,532
Seattle	148,624	43,291	105,333	145,796	41,172	104,624
Denver	35,810	10,667	25,143	35,469	10,685	24,784
Other Expansion Markets	37,363	16,199	21,164	37,088	16,165	20,923
Total same store	1,432,565	455,437	977,128	1,383,857	446,721	937,136

Non-same store/other
Non-same store (2)	27,547	12,418	15,129	12,400	6,509	5,891
Other (3)	4,869	7,771	(2,902)	26,140	18,869	7,271
Total non-same store/other	32,416	20,189	12,227	38,540	25,378	13,162

Totals	$1,464,981	$475,626	$989,355	$1,422,397	$472,099	$950,298

(1)
For the six months ended June 30, 2024 and 2023, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2023, less properties subsequently sold, which represented 77,054 apartment units.
(2)
For the six months ended June 30, 2024 and 2023, non-same store primarily includes properties acquired after January 1, 2023, plus any properties in lease-up and not stabilized as of January 1, 2023, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended June 30, 2024			Quarter Ended June 30, 2023
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$120,119	$35,778	$84,341	$116,295	$35,264	$81,031
Orange County	31,171	6,937	24,234	30,045	6,703	23,342
San Diego	25,991	5,780	20,211	24,691	5,736	18,955
Subtotal - Southern California	177,281	48,495	128,786	171,031	47,703	123,328

Washington, D.C.	116,465	36,342	80,123	111,220	35,472	75,748
San Francisco	108,731	31,263	77,468	107,288	31,893	75,395
New York	122,172	50,045	72,127	119,785	47,649	72,136
Boston	82,081	22,988	59,093	78,851	22,034	56,817
Seattle	74,792	22,013	52,779	73,018	20,951	52,067
Denver	18,002	5,221	12,781	17,873	5,211	12,662
Other Expansion Markets	18,645	8,158	10,487	18,718	7,768	10,950
Total same store	718,169	224,525	493,644	697,784	218,681	479,103

Non-same store/other
Non-same store (2)	14,599	6,297	8,302	7,497	3,744	3,753
Other (3)	1,395	1,247	148	12,028	5,426	6,602
Total non-same store/other	15,994	7,544	8,450	19,525	9,170	10,355

Totals	$734,163	$232,069	$502,094	$717,309	$227,851	$489,458

(1)
For the quarters ended June 30, 2024 and 2023, same store primarily includes all properties acquired or completed that were stabilized prior to April 1, 2023, less properties subsequently sold, which represented 77,054 apartment units.
(2)
For the quarters ended June 30, 2024 and 2023, non-same store primarily includes properties acquired after April 1, 2023, plus any properties in lease-up and not stabilized as of April 1, 2023, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Six Months Ended June 30, 2024
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,455,957	$24,700
Orange County	335,826	8,702
San Diego	336,372	8,283
Subtotal - Southern California	3,128,155	41,685

Washington, D.C.	3,029,979	22,162
San Francisco	3,018,760	28,267
New York	3,240,380	12,363
Boston	2,051,119	12,924
Seattle	2,043,317	16,325
Denver	807,719	2,156
Other Expansion Markets	880,531	3,805
Total same store	18,199,960	139,687

Non-same store/other
Non-same store (2)	756,305	13,153
Other (3)	823,303	464
Total non-same store/other	1,579,608	13,617

Totals	$19,779,568	$153,304

(1)
Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2023, less properties subsequently sold, which represented 77,054 apartment units.
(2)
Non-same store primarily includes properties acquired after January 1, 2023, plus any properties in lease-up and not stabilized as of January 1, 2023, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and capital expenditures for properties sold.

13.
Subsequent Events

Subsequent to June 30, 2024, the Company:

•
Acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	2	644	$216,750

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

EQR is the general partner of, and as of June 30, 2024 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Results of Operations

2024 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the six months ended June 30, 2024:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2023	302	80,191
Acquisitions:
Consolidated Rental Properties – Not Stabilized	1	160	$62,595	5.7%
Unconsolidated Land Parcels	—	—	$33,394

			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(5)	(831)	$(334,000)	(5.7%)

Completed Developments – Unconsolidated	1	209
Configuration Changes	—	9
6/30/2024	299	79,738

Acquisitions

•
The consolidated property acquired during the six months ended June 30, 2024 is located in the Boston market.

Dispositions

•
The consolidated properties disposed of during the six months ended June 30, 2024 were located in the Boston, Orange County, San Francisco (2) and Washington, D.C. markets.

Developments

•
Consolidated:
•
The Company commenced construction on one partially owned consolidated apartment property during the six months ended June 30, 2024, located in the Boston market, consisting of 440 apartment units totaling approximately $232.2 million of expected development costs;
•
The Company stabilized one partially owned consolidated apartment property during the six months ended June 30, 2024, located in the Washington, D.C. market, consisting of 312 apartment units totaling approximately $106.0 million of development costs; and
•
The Company spent approximately $55.3 million during the six months ended June 30, 2024, primarily for consolidated development projects.
•
Unconsolidated:
•
The Company completed construction on one unconsolidated apartment property during the six months ended June 30, 2024, located in the Denver market, consisting of 209 apartment units totaling approximately $70.0 million of development costs;
•
The Company spent approximately $57.7 million during the six months ended June 30, 2024, primarily for unconsolidated development projects; and
•
The Company previously entered into two separate unconsolidated joint ventures for the purpose of developing vacant land parcels in the Boston and Seattle markets. The joint ventures acquired their respective land parcels during the second quarter of 2024 for the total purchase price listed above. The Company's total investment in these two joint ventures is approximately $53.0 million as of June 30, 2024.

See Notes 4 and 5 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments and investments in partially owned entities.

Comparison of the six months and quarter ended June 30, 2024 to the six months and quarter ended June 30, 2023

The following table presents a reconciliation of diluted earnings per share/unit for the six months and quarter ended June 30, 2024 as compared to the same periods in 2023:

	Six Months Ended June 30	Quarter Ended June 30
Diluted earnings per share/unit for period ended 2023	$0.92	$0.37
Property NOI	0.09	0.03
Corporate overhead (1)	(0.02)	(0.01)
Net gain/loss on property sales	0.34	0.10
Depreciation expense	(0.04)	(0.01)
Other	(0.05)	(0.01)
Diluted earnings per share/unit for period ended 2024	$1.24	$0.47

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

The following tables present reconciliations of net income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results (amounts in thousands):

	Six Months Ended June 30,				Quarter Ended June 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net income	$488,587	$364,933	$123,654	33.9%	$183,555	$144,862	$38,693	26.7%
Adjustments:
Property management	68,969	62,145	6,824	11.0%	33,511	30,679	2,832	9.2%
General and administrative	34,351	35,041	(690)	(2.0)%	18,631	18,876	(245)	(1.3)%
Depreciation	450,093	437,185	12,908	3.0%	224,398	221,355	3,043	1.4%
Net (gain) loss on sales of real estate properties	(227,994)	(100,122)	(127,872)	127.7%	(39,809)	87	(39,896)	N/A
Interest and other income	(10,657)	(3,669)	(6,988)	190.5%	(1,328)	(2,131)	803	(37.7)%
Other expenses	45,123	15,559	29,564	190.0%	13,385	6,564	6,821	103.9%
Interest:
Expense incurred, net	133,040	131,991	1,049	0.8%	65,828	65,590	238	0.4%
Amortization of deferred financing costs	3,836	3,996	(160)	(4.0)%	1,918	2,017	(99)	(4.9)%
Income and other tax expense (benefit)	635	634	1	0.2%	331	336	(5)	(1.5)%
(Income) loss from investments in unconsolidated entities	3,372	2,605	767	29.4%	1,674	1,223	451	36.9%
Total NOI	$989,355	$950,298	$39,057	4.1%	$502,094	$489,458	$12,636	2.6%
Rental income:
Same store	$1,432,565	$1,383,857	$48,708	3.5%	$718,169	$697,784	$20,385	2.9%
Non-same store/other	32,416	38,540	(6,124)	(15.9)%	15,994	19,525	(3,531)	(18.1)%
Total rental income	1,464,981	1,422,397	42,584	3.0%	734,163	717,309	16,854	2.3%
Operating expenses:
Same store	455,437	446,721	8,716	2.0%	224,525	218,681	5,844	2.7%
Non-same store/other	20,189	25,378	(5,189)	(20.4)%	7,544	9,170	(1,626)	(17.7)%
Total operating expenses	475,626	472,099	3,527	0.7%	232,069	227,851	4,218	1.9%
NOI:
Same store	977,128	937,136	39,992	4.3%	493,644	479,103	14,541	3.0%
Non-same store/other	12,227	13,162	(935)	(7.1)%	8,450	10,355	(1,905)	(18.4)%
Total NOI	$989,355	$950,298	$39,057	4.1%	$502,094	$489,458	$12,636	2.6%

Note: See Note 12 in the Notes to Consolidated Financial Statements for detail by reportable segment/market.

•
The increase in same store rental income is primarily driven by healthy demand and modest supply across most of our markets.
•
The increase in year-to-date same store operating expenses is due primarily to:
•
Real estate taxes – A $6.3 million increase due to escalation in rates and assessed values including an approximately one percentage point contribution to growth from 421-a tax abatement burnoffs in New York City. Once the burnoffs are completed, previously rent-restricted apartment units will transition to market;
•
Other on-site operating expenses – A $1.9 million increase primarily driven by higher property-related legal expenses;
•
Insurance – A $1.8 million increase due to higher premiums on property insurance renewal due to conditions in the insurance market that while less difficult than recent years, remain challenging; and
•
Utilities – A $1.2 million decrease primarily driven by lower commodity prices for gas and electric.
•
Non-same store/other NOI results consist primarily of properties acquired in calendar years 2023 and 2024, operations from the Company’s development properties, other corporate operations and operations prior to disposition from 2023 and 2024 sold properties.
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

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. The increases during the six months and quarter ended June 30, 2024 as compared to the prior year periods are primarily attributable to increases in payroll-related costs and information technology expenses.

General and administrative expenses, which include corporate operating expenses, decreased during the six months and quarter ended June 30, 2024 as compared to the prior year periods, primarily due to decreases in payroll-related costs.

Depreciation expense, which includes depreciation on non-real estate assets, increased during the six months and quarter ended June 30, 2024 as compared to the prior year periods, primarily as a result of additional depreciation expense on properties acquired in 2023 and 2024 and development properties placed in service during 2023 and 2024, partially offset by lower depreciation from properties sold in 2023 and 2024.

Net gain on sales of real estate properties increased during the six months ended June 30, 2024 as compared to the prior year period, primarily as a result of the sale of five consolidated apartment properties for a higher gain in 2024 as compared to the sale of seven consolidated apartment properties in the same period in 2023. Net gain on sales of real estate properties increased during the quarter ended June 30, 2024 as compared to the prior year period, primarily as a result of the sale of two consolidated apartment properties in the second quarter of 2024 as compared to no consolidated property sales in the same period in 2023.

Interest and other income increased during the six months ended June 30, 2024 as compared to the prior year period, primarily due to a net increase in realized/unrealized gains of $4.5 million on various investment securities as well as short-term investment income on restricted deposit accounts due to a higher rate environment and higher overall invested balances. Interest and other income decreased during the quarter ended June 30, 2024 as compared to the prior year period, primarily due to an increase in realized/unrealized losses of $2.6 million on various investment securities, partially offset by increases of $1.3 million in insurance/litigation settlement proceeds received during 2024 as compared to 2023.

Other expenses increased during the six months and quarter ended June 30, 2024 as compared to the prior year periods, primarily due to increases in litigation accruals and advocacy contributions, partially offset by decreases in data transformation project costs that occurred during 2023 but not during 2024.

Interest expense, including amortization of deferred financing costs, increased during the six months and quarter ended June 30, 2024 as compared to the prior year periods, primarily due to higher rates on floating debt. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the six months ended June 30, 2024 was 3.89% as compared to 3.81% for the prior year period, and for the quarter ended June 30, 2024 was 3.88% as compared to 3.75% for the prior year period. The Company capitalized interest of approximately $6.9 million and $7.0 million during the six months ended June 30, 2024 and 2023, respectively, and $3.8 million and $3.6 million during the quarters ended June 30, 2024 and 2023, respectively.

Loss from investments in unconsolidated entities increased during the six months and quarter ended June 30, 2024 as compared to the prior year periods, primarily as a result of losses incurred on our unconsolidated development properties which recently started lease-up activities.

Same Store Results

Properties that the Company owned and were stabilized for all of both of the six months ended June 30, 2024 and 2023 (the “Six-Month 2024 Same Store Properties”), which represented 77,054 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.

The following table provides results and statistics related to our Residential same store operations for the six months ended June 30, 2024 and 2023:

June YTD 2024 vs. June YTD 2023

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	June YTD 24 % of Actual NOI	June YTD 24 Average Rental Rate	June YTD 24 Weighted Average Physical Occupancy %	June YTD 24 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	14,135	17.5%	$2,927	95.6%	21.3%	3.9%	0.4%	(0.1%)
Orange County	3,718	5.2%	2,907	96.0%	18.2%	4.9%	(0.1%)	0.2%
San Diego	2,878	4.3%	3,115	96.0%	19.6%	5.0%	0.4%	0.0%
Subtotal – Southern California	20,731	27.0%	2,950	95.7%	20.5%	4.2%	0.3%	0.0%

Washington, D.C.	14,554	16.7%	2,686	97.0%	18.4%	4.8%	0.3%	0.5%
San Francisco	11,188	15.9%	3,308	96.3%	21.1%	1.1%	0.6%	0.8%
New York	8,536	14.1%	4,601	97.2%	16.1%	3.2%	0.3%	(1.5%)
Boston	7,077	11.2%	3,583	96.2%	18.8%	4.3%	0.2%	(0.8%)
Seattle	9,266	10.4%	2,587	96.2%	22.2%	(0.1%)	1.1%	(3.3%)
Denver	2,505	2.6%	2,421	96.5%	24.4%	1.1%	0.2%	(3.8%)
Other Expansion Markets	3,197	2.1%	1,972	95.3%	29.5%	(0.5%)	0.4%	2.6%

Total	77,054	100.0%	$3,093	96.3%	20.2%	3.0%	0.4%	(0.5%)

Note: The above table reflects Residential same store results only. Residential operations account for approximately 96.2% of total revenues for the six months ended June 30, 2024.

During the six months ended June 30, 2024, the Company had strong performance in its operating business, with healthy demand across all of our markets supported by a continuing solid job market and high employment for our target affluent renter demographic. Supply has also been modest in most of our existing coastal markets yet has been elevated in our expansion markets. As expected, our East Coast markets continue to be our best performers. On the West Coast, Seattle has performed particularly well with significant improvement, while San Francisco has improved but at a more modest pace. Our Southern California markets have shown good demand but with price sensitivity.

The Company continued to make progress in move-out activity related to delinquent residents during the six months ended June 30, 2024. While the eviction process remains challenging, we have made additional progress in reducing delinquencies in our portfolio. We expect this trend to continue through the remainder of 2024.

Overall, the fundamentals of our business are healthy. Long-term, we expect elevated single family home ownership costs, positive household formation trends, manageable competitive new supply in our established coastal markets and the overall deficit in housing across the country to buffer the impact on our business from the risks of potential economic weakness. We also see our affluent resident base as being resilient to economic uncertainty, including elevated inflation, due to higher levels of disposable income and lower relative rent-to-income ratios.

Liquidity and Capital Resources

With approximately $2.3 billion in readily available liquidity, a strong balance sheet, limited near-term debt maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and take advantage of opportunities. See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2024 and 2023 (amounts in thousands):

	Six Months Ended June 30,
	2024	2023
Cash flows provided by (used for):
Operating activities	$817,968	$745,980
Investing activities	$(2,357)	$(271,279)
Financing activities	$(817,185)	$(487,231)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2024.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the six months ended June 30, 2024 as compared to the prior year period, increased by approximately $72.0 million as a direct result of the NOI and other changes discussed above in Results of Operations, as well as the timing of certain real estate tax payments.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures. For the six months ended June 30, 2024, key drivers were:

•
Acquired one consolidated rental property for approximately $63.5 million;
•
Disposed of five consolidated rental properties, receiving net proceeds of approximately $330.1 million;
•
Invested $55.3 million primarily in consolidated development projects;
•
Invested $153.3 million in capital expenditures to real estate; and
•
Invested $60.1 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders/unitholders and other Common Share activity. For the six months ended June 30, 2024, key drivers were:

•
Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $8.9 million;
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $526.8 million;
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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of June 30, 2024 and December 31, 2023 (amounts in thousands):

	June 30, 2024	December 31, 2023
Cash and cash equivalents	$38,298	$50,743
Restricted deposits	$100,123	$89,252
Unsecured revolving credit facility availability	$2,325,562	$2,086,585

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

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of July 25, 2024 (amounts in thousands):

July 25, 2024
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(574,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,438)
Unsecured revolving credit facility availability	$1,922,562

Dividend Policy

The Company declared a dividend/distribution for the first and second quarters of 2024 of $0.675 per share/unit in each quarter, an annualized increase of 2.0% over the amount paid in 2023. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in July 2024 amounted to $263.7 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended June 30, 2024.

Long-Term Financing and Capital Needs
The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $28.8 billion in investment in real estate on the Company’s balance sheet at June 30, 2024, $25.6 billion or 89.1% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise. For additional details, see Item 1A, Risk Factors, of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of June 30, 2024 is as follows:

Debt Summary as of June 30, 2024

($ in thousands)

	Debt Balances	% of Total
Secured	$1,634,838	22.8%
Unsecured	5,522,345	77.2%
Total	$7,157,183	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,399,844	19.5%
Unsecured – Public	5,351,461	74.8%
Fixed Rate Debt	6,751,305	94.3%
Floating Rate Debt:
Secured – Tax Exempt	234,994	3.3%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	170,884	2.4%
Floating Rate Debt	405,878	5.7%
Total	$7,157,183	100.0%

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2024 and 2023:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2024	2023	2024	2023
Net income	$488,587	$364,933	$183,555	$144,862
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,039)	(2,082)	(1,069)	(1,105)
Preferred/preference distributions	(902)	(1,545)	(355)	(773)
Premium on redemption of Preferred Shares/Preference Units	(1,444)	—	—	—
Net income available to Common Shares and Units / Units	484,202	361,306	182,131	142,984
Adjustments:
Depreciation	450,093	437,185	224,398	221,355
Depreciation – Non-real estate additions	(1,897)	(2,259)	(942)	(1,103)
Depreciation – Partially Owned Properties	(1,089)	(1,055)	(547)	(510)
Depreciation – Unconsolidated Properties	1,452	1,226	1,117	594
Net (gain) loss on sales of real estate properties	(227,994)	(100,122)	(39,809)	87
FFO available to Common Shares and Units / Units (1) (3) (4)	704,767	696,281	366,348	363,407
Adjustments:
Write-off of pursuit costs	1,369	1,993	821	661
Debt extinguishment and preferred share/preference unit redemption (gains) losses	1,444	47	—	47
Non-operating asset (gains) losses	(3,216)	1,031	2,890	317
Other miscellaneous items	40,674	11,343	10,083	5,051
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$745,038	$710,695	$380,142	$369,483

FFO (1) (3)	$707,113	$697,826	$366,703	$364,180
Preferred/preference distributions	(902)	(1,545)	(355)	(773)
Premium on redemption of Preferred Shares/Preference Units	(1,444)	—	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$704,767	$696,281	$366,348	$363,407

Normalized FFO (2) (3)	$745,940	$712,240	$380,497	$370,256
Preferred/preference distributions	(902)	(1,545)	(355)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$745,038	$710,695	$380,142	$369,483

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

Item 4. Controls and Procedures

Equity Residential

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2024, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as disclosed below, there have been no changes to the legal proceedings discussed in Part I, Item 3 of the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2023. As of June 30, 2024, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company and its financial condition. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Common Shares Issued in the Quarter Ended June 30, 2024 (Equity Residential)

During the quarter ended June 30, 2024, EQR issued 82,164 Common Shares in exchange for 82,164 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

EQUITY RESIDENTIAL

Date:	August 1, 2024	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2024	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	August 1, 2024	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 1, 2024	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)