Form 10-Q
period 2024-09-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2024-11-04
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 28, 2024 was 379,429,476.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2024 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of September 30, 2024 owned an approximate 97.0% ownership interest in, ERPOP. The remaining 3.0% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Land	$5,675,037	$5,581,876
Depreciable property	24,148,043	22,938,426
Projects under development	222,055	78,036
Land held for development	65,113	114,300
Investment in real estate	30,110,248	28,712,638
Accumulated depreciation	(10,386,783)	(9,810,337)
Investment in real estate, net	19,723,465	18,902,301
Investments in unconsolidated entities	359,810	282,049
Cash and cash equivalents	28,610	50,743
Restricted deposits	97,949	89,252
Right-of-use assets	458,673	457,266
Other assets	257,314	252,953
Total assets	$20,925,821	$20,034,564

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,633,414	$1,632,902
Notes, net	5,945,670	5,348,417
Line of credit and commercial paper	786,561	409,131
Accounts payable and accrued expenses	165,787	87,377
Accrued interest payable	50,633	65,716
Lease liabilities	306,119	311,640
Other liabilities	294,543	272,596
Security deposits	74,350	69,178
Distributions payable	263,425	259,231
Total liabilities	9,520,502	8,456,188

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	351,803	289,248
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 343,100 shares issued and outstanding as of September 30, 2024 and 745,600 shares issued and outstanding as of December 31, 2023	17,155	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 379,354,738 shares issued and outstanding as of September 30, 2024 and 379,291,417 shares issued and outstanding as of December 31, 2023	3,794	3,793
Paid in capital	9,584,539	9,601,866
Retained earnings	1,244,953	1,437,185
Accumulated other comprehensive income (loss)	3,534	5,704
Total shareholders’ equity	10,853,975	11,085,828
Noncontrolling Interests:
Operating Partnership	199,206	202,306
Partially Owned Properties	335	994
Total Noncontrolling Interests	199,541	203,300
Total equity	11,053,516	11,289,128
Total liabilities and equity	$20,925,821	$20,034,564

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2024	2023	2024	2023
REVENUES
Rental income	$2,213,329	$2,146,464	$748,348	$724,067

EXPENSES
Property and maintenance	396,349	391,437	135,221	129,087
Real estate taxes and insurance	320,452	312,607	105,954	102,858
Property management	100,381	90,314	31,412	28,169
General and administrative	48,902	49,135	14,551	14,094
Depreciation	688,041	661,921	237,948	224,736
Total expenses	1,554,125	1,505,414	525,086	498,944

Net gain (loss) on sales of real estate properties	227,829	127,034	(165)	26,912
Interest and other income	26,501	11,296	15,844	7,627
Other expenses	(59,094)	(20,517)	(13,971)	(4,958)
Interest:
Expense incurred, net	(205,762)	(200,882)	(72,722)	(68,891)
Amortization of deferred financing costs	(5,784)	(7,023)	(1,948)	(3,027)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	642,894	550,958	150,300	182,786
Income and other tax (expense) benefit	(925)	(892)	(290)	(258)
Income (loss) from investments in unconsolidated entities	(4,865)	(3,847)	(1,493)	(1,242)
Net income	637,104	546,219	148,517	181,286
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(17,290)	(17,174)	(4,012)	(5,561)
Partially Owned Properties	(3,098)	(5,299)	(1,059)	(3,217)
Net income attributable to controlling interests	616,716	523,746	143,446	172,508
Preferred distributions	(1,258)	(2,318)	(356)	(773)
Premium on redemption of Preferred Shares	(1,444)	—	—	—
Net income available to Common Shares	$614,014	$521,428	$143,090	$171,735

Earnings per share – basic:
Net income available to Common Shares	$1.62	$1.38	$0.38	$0.45
Weighted average Common Shares outstanding	378,718	378,614	378,756	378,853

Earnings per share – diluted:
Net income available to Common Shares	$1.62	$1.38	$0.38	$0.45
Weighted average Common Shares outstanding	390,688	391,135	391,026	391,351

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2024	2023	2024	2023
Comprehensive income:
Net income	$637,104	$546,219	$148,517	$181,286
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(3,989)	4,514	(3,989)	460
Losses reclassified into earnings from other comprehensive income	1,819	3,132	609	931
Other comprehensive income (loss)	(2,170)	7,646	(3,380)	1,391
Comprehensive income	634,934	553,865	145,137	182,677
Comprehensive (income) attributable to Noncontrolling Interests	(20,330)	(22,712)	(4,980)	(8,822)
Comprehensive income attributable to controlling interests	$614,604	$531,153	$140,157	$173,855

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$637,104	$546,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	688,041	661,921
Amortization of deferred financing costs	5,784	7,023
Amortization of discounts and premiums on debt	3,823	2,815
Amortization of deferred settlements on derivative instruments	1,811	3,123
Amortization of right-of-use assets	11,320	9,572
Write-off of pursuit costs	1,905	2,739
(Income) loss from investments in unconsolidated entities	4,865	3,847
Distributions from unconsolidated entities – return on capital	446	436
Net (gain) loss on sales of real estate properties	(227,829)	(127,034)
Realized (gain) loss on investment securities	1,316	(1,511)
Unrealized (gain) loss on investment securities	(19,880)	(4,461)
Compensation paid with Company Common Shares	26,781	26,948
Changes in assets and liabilities:
(Increase) decrease in other assets	5,551	11,887
Increase (decrease) in accounts payable and accrued expenses	71,360	71,334
Increase (decrease) in accrued interest payable	(15,083)	(18,791)
Increase (decrease) in lease liabilities	(3,363)	(1,077)
Increase (decrease) in other liabilities	20,258	(7,024)
Increase (decrease) in security deposits	5,172	558
Net cash provided by operating activities	1,219,382	1,188,524
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,320,592)	(324,497)
Investment in real estate – development/other	(90,718)	(60,179)
Capital expenditures to real estate	(230,107)	(229,763)
Non-real estate capital additions	(1,572)	(1,457)
Interest capitalized for real estate and unconsolidated entities under development	(10,697)	(9,579)
Proceeds from disposition of real estate, net	360,850	191,718
Investments in unconsolidated entities – acquisitions	(31,286)	(989)
Investments in unconsolidated entities – development/other	(48,360)	(34,076)
Distributions from unconsolidated entities – return of capital	1,409	15
Purchase of investment securities and other investments	—	(2,500)
Proceeds from sale of investment securities	7,457	2,952
Net cash provided by (used for) investing activities	(1,363,616)	(468,355)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(5,307)	$(4,106)
Mortgage notes payable, net:
Proceeds	—	572,896
Lump sum payoffs	—	(932,598)
Scheduled principal repayments	(2,400)	(554)
Notes, net:
Proceeds	597,954	—
Line of credit and commercial paper:
Line of credit proceeds	198,000	—
Line of credit repayments	(198,000)	—
Commercial paper proceeds	8,610,430	4,393,568
Commercial paper repayments	(8,233,000)	(4,025,887)
Proceeds from (payments on) settlement of derivative instruments	(3,989)	25,169
Finance ground lease principal payments	(2,158)	(1,995)
Proceeds from Employee Share Purchase Plan (ESPP)	2,830	2,591
Proceeds from exercise of options	17,315	11,474
Common Shares repurchased and retired	(38,474)	—
Redemption of Preferred Shares	(20,125)	—
Premium on redemption of Preferred Shares	(1,444)	—
Other financing activities, net	(52)	(37)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(3,737)
Contributions – Noncontrolling Interests – Partially Owned Properties	458	9
Contributions – Noncontrolling Interests – Operating Partnership	2	1
Distributions:
Common Shares	(762,990)	(738,584)
Preferred Shares	(2,031)	(2,319)
Noncontrolling Interests – Operating Partnership	(23,058)	(22,969)
Noncontrolling Interests – Partially Owned Properties	(3,163)	(3,536)
Net cash provided by (used for) financing activities	130,798	(730,614)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(13,436)	(10,445)
Cash and cash equivalents and restricted deposits, beginning of period	139,995	137,172
Cash and cash equivalents and restricted deposits, end of period	$126,559	$126,727

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$28,610	$39,250
Restricted deposits	97,949	87,477
Total cash and cash equivalents and restricted deposits, end of period	$126,559	$126,727

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$197,587	$206,080
Net cash paid (received) for income and other taxes	$1,097	$1,035
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$42,256
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(211)
Other assets	$2,089	$2,089
Mortgage notes payable, net	$786	$2,265
Notes, net	$2,909	$2,880
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,126	$1,129
Notes, net	$1,697	$1,686
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(8)	$(9)
Accumulated other comprehensive income	$1,819	$3,132
Write-off of pursuit costs:
Investment in real estate, net	$401	$421
Investments in unconsolidated entities	$1,292	$1,667
Other assets	$212	$651
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$3,927	$2,909
Other liabilities	$938	$938
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$(3,749)
Other liabilities	$3,989	$(765)
Accumulated other comprehensive income	$(3,989)	$4,514
Investment in real estate – acquisitions:
Investment in real estate, net	$(1,307,865)	$(324,497)
Right-of-use assets	$(12,727)	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(4,308)	$(3,468)
Investments in unconsolidated entities	$(6,389)	$(6,111)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(47,160)	$(32,667)
Other liabilities	$(1,200)	$(1,409)
Debt financing costs:
Mortgage notes payable, net	$—	$(4,106)
Notes, net	$(5,307)	$—
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$—	$25,613
Other liabilities	$(3,989)	$(444)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(7,105)
Lease liabilities	$—	$7,105
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$—	$539
Other assets	$—	$(539)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$(1,362)	$33,970
Other liabilities	$1,959	$(66,048)
Paid in capital	$(597)	$32,078

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2024	2023	2024	2023
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$37,280	$37,280	$17,155	$37,280
Partial redemption of 8.29% Series K Cumulative Redeemable	(20,125)	—	—	—
Balance, end of period	$17,155	$37,280	$17,155	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,793	$3,784	$3,791	$3,790
Conversion of OP Units into Common Shares	2	9	1	7
Exercise of share options	3	2	2	—
Employee Share Purchase Plan (ESPP)	1	—	—	—
Common Shares repurchased and retired	(7)	—	—	—
Share-based employee compensation expense:
Restricted shares	2	2	—	—
Balance, end of period	$3,794	$3,797	$3,794	$3,797
PAID IN CAPITAL
Balance, beginning of period	$9,601,866	$9,476,085	$9,590,105	$9,472,628
Common Share Issuance:
Conversion of OP Units into Common Shares	8,232	13,907	3,185	9,250
Exercise of share options	17,312	11,472	10,833	116
Employee Share Purchase Plan (ESPP)	2,829	2,591	381	467
Share-based employee compensation expense:
Restricted shares	11,753	10,292	2,372	2,349
Share options	2,973	3,904	466	779
ESPP discount	589	481	88	83
Supplemental Executive Retirement Plan (SERP)	(597)	32,078	1	31,930
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(900)	—	—
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(64,541)	18,613	(25,483)	57,736
Adjustment for Noncontrolling Interests ownership in Operating Partnership	4,123	20,534	2,591	13,719
Balance, end of period	$9,584,539	$9,589,057	$9,584,539	$9,589,057
RETAINED EARNINGS
Balance, beginning of period	$1,437,185	$1,658,837	$1,357,922	$1,506,460
Net income attributable to controlling interests	616,716	523,746	143,446	172,508
Common Share distributions	(767,779)	(753,633)	(256,059)	(251,563)
Preferred Share distributions	(1,258)	(2,318)	(356)	(773)
Premium on redemption of Preferred Shares – cash charge	(1,444)	—	—	—
Common Shares repurchased and retired	(38,467)	—	—	—
Balance, end of period	$1,244,953	$1,426,632	$1,244,953	$1,426,632
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$5,704	$(2,547)	$6,914	$3,708
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(3,989)	4,514	(3,989)	460
Losses reclassified into earnings from other comprehensive income	1,819	3,132	609	931
Balance, end of period	$3,534	$5,099	$3,534	$5,099

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$2.025	$1.9875	$0.675	$0.6625

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2024	2023	2024	2023
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$202,306	$209,961	$204,032	$207,405
Issuance of restricted units to Noncontrolling Interests	2	1	—	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(8,234)	(13,916)	(3,186)	(9,257)
Equity compensation associated with Noncontrolling Interests	13,215	14,205	2,979	3,338
Net income attributable to Noncontrolling Interests	17,290	17,174	4,012	5,561
Distributions to Noncontrolling Interests	(23,236)	(22,924)	(7,361)	(7,284)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	1,986	21,878	1,321	19,801
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(4,123)	(20,534)	(2,591)	(13,719)
Balance, end of period	$199,206	$205,845	$199,206	$205,845
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$994	$(721)	$(295)	$(4,728)
Net income attributable to Noncontrolling Interests	3,098	5,299	1,059	3,217
Contributions by Noncontrolling Interests	458	9	—	—
Distributions to Noncontrolling Interests	(3,215)	(3,573)	(429)	(312)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(2,837)	—	—
Other	(1,000)	—	—	—
Balance, end of period	$335	$(1,823)	$335	$(1,823)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30,	December 31,
	2024	2023
ASSETS
Land	$5,675,037	$5,581,876
Depreciable property	24,148,043	22,938,426
Projects under development	222,055	78,036
Land held for development	65,113	114,300
Investment in real estate	30,110,248	28,712,638
Accumulated depreciation	(10,386,783)	(9,810,337)
Investment in real estate, net	19,723,465	18,902,301
Investments in unconsolidated entities	359,810	282,049
Cash and cash equivalents	28,610	50,743
Restricted deposits	97,949	89,252
Right-of-use assets	458,673	457,266
Other assets	257,314	252,953
Total assets	$20,925,821	$20,034,564

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,633,414	$1,632,902
Notes, net	5,945,670	5,348,417
Line of credit and commercial paper	786,561	409,131
Accounts payable and accrued expenses	165,787	87,377
Accrued interest payable	50,633	65,716
Lease liabilities	306,119	311,640
Other liabilities	294,543	272,596
Security deposits	74,350	69,178
Distributions payable	263,425	259,231
Total liabilities	9,520,502	8,456,188

Commitments and contingencies

Redeemable Limited Partners	351,803	289,248
Capital:
Partners’ Capital:
Preference Units	17,155	37,280
General Partner	10,833,286	11,042,844
Limited Partners	199,206	202,306
Accumulated other comprehensive income (loss)	3,534	5,704
Total partners’ capital	11,053,181	11,288,134
Noncontrolling Interests – Partially Owned Properties	335	994
Total capital	11,053,516	11,289,128
Total liabilities and capital	$20,925,821	$20,034,564

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2024	2023	2024	2023
REVENUES
Rental income	$2,213,329	$2,146,464	$748,348	$724,067

EXPENSES
Property and maintenance	396,349	391,437	135,221	129,087
Real estate taxes and insurance	320,452	312,607	105,954	102,858
Property management	100,381	90,314	31,412	28,169
General and administrative	48,902	49,135	14,551	14,094
Depreciation	688,041	661,921	237,948	224,736
Total expenses	1,554,125	1,505,414	525,086	498,944

Net gain (loss) on sales of real estate properties	227,829	127,034	(165)	26,912
Interest and other income	26,501	11,296	15,844	7,627
Other expenses	(59,094)	(20,517)	(13,971)	(4,958)
Interest:
Expense incurred, net	(205,762)	(200,882)	(72,722)	(68,891)
Amortization of deferred financing costs	(5,784)	(7,023)	(1,948)	(3,027)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	642,894	550,958	150,300	182,786
Income and other tax (expense) benefit	(925)	(892)	(290)	(258)
Income (loss) from investments in unconsolidated entities	(4,865)	(3,847)	(1,493)	(1,242)
Net income	637,104	546,219	148,517	181,286
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,098)	(5,299)	(1,059)	(3,217)
Net income attributable to controlling interests	$634,006	$540,920	$147,458	$178,069
ALLOCATION OF NET INCOME:
Preference Units	$1,258	$2,318	$356	$773
Premium on redemption of Preference Units	$1,444	$—	$—	$—

General Partner	$614,014	$521,428	$143,090	$171,735
Limited Partners	17,290	17,174	4,012	5,561
Net income available to Units	$631,304	$538,602	$147,102	$177,296

Earnings per Unit – basic:
Net income available to Units	$1.62	$1.38	$0.38	$0.45
Weighted average Units outstanding	389,379	389,991	389,379	390,087

Earnings per Unit – diluted:
Net income available to Units	$1.62	$1.38	$0.38	$0.45
Weighted average Units outstanding	390,688	391,135	391,026	391,351

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2024	2023	2024	2023
Comprehensive income:
Net income	$637,104	$546,219	$148,517	$181,286
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(3,989)	4,514	(3,989)	460
Losses reclassified into earnings from other comprehensive income	1,819	3,132	609	931
Other comprehensive income (loss)	(2,170)	7,646	(3,380)	1,391
Comprehensive income	634,934	553,865	145,137	182,677
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(3,098)	(5,299)	(1,059)	(3,217)
Comprehensive income attributable to controlling interests	$631,836	$548,566	$144,078	$179,460

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$637,104	$546,219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	688,041	661,921
Amortization of deferred financing costs	5,784	7,023
Amortization of discounts and premiums on debt	3,823	2,815
Amortization of deferred settlements on derivative instruments	1,811	3,123
Amortization of right-of-use assets	11,320	9,572
Write-off of pursuit costs	1,905	2,739
(Income) loss from investments in unconsolidated entities	4,865	3,847
Distributions from unconsolidated entities – return on capital	446	436
Net (gain) loss on sales of real estate properties	(227,829)	(127,034)
Realized (gain) loss on investment securities	1,316	(1,511)
Unrealized (gain) loss on investment securities	(19,880)	(4,461)
Compensation paid with Company Common Shares	26,781	26,948
Changes in assets and liabilities:
(Increase) decrease in other assets	5,551	11,887
Increase (decrease) in accounts payable and accrued expenses	71,360	71,334
Increase (decrease) in accrued interest payable	(15,083)	(18,791)
Increase (decrease) in lease liabilities	(3,363)	(1,077)
Increase (decrease) in other liabilities	20,258	(7,024)
Increase (decrease) in security deposits	5,172	558
Net cash provided by operating activities	1,219,382	1,188,524
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,320,592)	(324,497)
Investment in real estate – development/other	(90,718)	(60,179)
Capital expenditures to real estate	(230,107)	(229,763)
Non-real estate capital additions	(1,572)	(1,457)
Interest capitalized for real estate and unconsolidated entities under development	(10,697)	(9,579)
Proceeds from disposition of real estate, net	360,850	191,718
Investments in unconsolidated entities – acquisitions	(31,286)	(989)
Investments in unconsolidated entities – development/other	(48,360)	(34,076)
Distributions from unconsolidated entities – return of capital	1,409	15
Purchase of investment securities and other investments	—	(2,500)
Proceeds from sale of investment securities	7,457	2,952
Net cash provided by (used for) investing activities	(1,363,616)	(468,355)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(5,307)	$(4,106)
Mortgage notes payable, net:
Proceeds	—	572,896
Lump sum payoffs	—	(932,598)
Scheduled principal repayments	(2,400)	(554)
Notes, net:
Proceeds	597,954	—
Line of credit and commercial paper:
Line of credit proceeds	198,000	—
Line of credit repayments	(198,000)	—
Commercial paper proceeds	8,610,430	4,393,568
Commercial paper repayments	(8,233,000)	(4,025,887)
Proceeds from (payments on) settlement of derivative instruments	(3,989)	25,169
Finance ground lease principal payments	(2,158)	(1,995)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	2,830	2,591
Proceeds from exercise of EQR options	17,315	11,474
OP Units repurchased and retired	(38,474)	—
Redemption of Preference Units	(20,125)	—
Premium on redemption of Preference Units	(1,444)	—
Other financing activities, net	(52)	(37)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(3,737)
Contributions – Noncontrolling Interests – Partially Owned Properties	458	9
Contributions – Limited Partners	2	1
Distributions:
OP Units – General Partner	(762,990)	(738,584)
Preference Units	(2,031)	(2,319)
OP Units – Limited Partners	(23,058)	(22,969)
Noncontrolling Interests – Partially Owned Properties	(3,163)	(3,536)
Net cash provided by (used for) financing activities	130,798	(730,614)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(13,436)	(10,445)
Cash and cash equivalents and restricted deposits, beginning of period	139,995	137,172
Cash and cash equivalents and restricted deposits, end of period	$126,559	$126,727

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$28,610	$39,250
Restricted deposits	97,949	87,477
Total cash and cash equivalents and restricted deposits, end of period	$126,559	$126,727

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$197,587	$206,080
Net cash paid (received) for income and other taxes	$1,097	$1,035
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$42,256
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(211)
Other assets	$2,089	$2,089
Mortgage notes payable, net	$786	$2,265
Notes, net	$2,909	$2,880
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,126	$1,129
Notes, net	$1,697	$1,686
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(8)	$(9)
Accumulated other comprehensive income	$1,819	$3,132
Write-off of pursuit costs:
Investment in real estate, net	$401	$421
Investments in unconsolidated entities	$1,292	$1,667
Other assets	$212	$651
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$3,927	$2,909
Other liabilities	$938	$938
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$(3,749)
Other liabilities	$3,989	$(765)
Accumulated other comprehensive income	$(3,989)	$4,514
Investment in real estate – acquisitions:
Investment in real estate, net	$(1,307,865)	$(324,497)
Right-of-use assets	$(12,727)	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(4,308)	$(3,468)
Investments in unconsolidated entities	$(6,389)	$(6,111)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(47,160)	$(32,667)
Other liabilities	$(1,200)	$(1,409)
Debt financing costs:
Mortgage notes payable, net	$—	$(4,106)
Notes, net	$(5,307)	$—
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$—	$25,613
Other liabilities	$(3,989)	$(444)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(7,105)
Lease liabilities	$—	$7,105
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$—	$539
Other assets	$—	$(539)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$(1,362)	$33,970
Other liabilities	$1,959	$(66,048)
Paid in capital	$(597)	$32,078

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2024	2023	2024	2023
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$37,280	$37,280	$17,155	$37,280
Partial redemption of 8.29% Series K Cumulative Redeemable	(20,125)	—	—	—
Balance, end of period	$17,155	$37,280	$17,155	$37,280
GENERAL PARTNER
Balance, beginning of period	$11,042,844	$11,138,706	$10,951,818	$10,982,878
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	8,234	13,916	3,186	9,257
Exercise of EQR share options	17,315	11,474	10,835	116
EQR’s Employee Share Purchase Plan (ESPP)	2,830	2,591	381	467
Share-based employee compensation expense:
EQR restricted shares	11,755	10,294	2,372	2,349
EQR share options	2,973	3,904	466	779
EQR ESPP discount	589	481	88	83
OP Units repurchased and retired	(38,474)	—	—	—
Net income available to Units – General Partner	614,014	521,428	143,090	171,735
OP Units – General Partner distributions	(767,779)	(753,633)	(256,059)	(251,563)
Supplemental Executive Retirement Plan (SERP)	(597)	32,078	1	31,930
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(900)	—	—
Change in market value of Redeemable Limited Partners	(64,541)	18,613	(25,483)	57,736
Adjustment for Limited Partners ownership in Operating Partnership	4,123	20,534	2,591	13,719
Balance, end of period	$10,833,286	$11,019,486	$10,833,286	$11,019,486
LIMITED PARTNERS
Balance, beginning of period	$202,306	$209,961	$204,032	$207,405
Issuance of restricted units to Limited Partners	2	1	—	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(8,234)	(13,916)	(3,186)	(9,257)
Equity compensation associated with Units – Limited Partners	13,215	14,205	2,979	3,338
Net income available to Units – Limited Partners	17,290	17,174	4,012	5,561
Units – Limited Partners distributions	(23,236)	(22,924)	(7,361)	(7,284)
Change in carrying value of Redeemable Limited Partners	1,986	21,878	1,321	19,801
Adjustment for Limited Partners ownership in Operating Partnership	(4,123)	(20,534)	(2,591)	(13,719)
Balance, end of period	$199,206	$205,845	$199,206	$205,845
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$5,704	$(2,547)	$6,914	$3,708
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(3,989)	4,514	(3,989)	460
Losses reclassified into earnings from other comprehensive income	1,819	3,132	609	931
Balance, end of period	$3,534	$5,099	$3,534	$5,099

DISTRIBUTIONS
Distributions declared per Unit outstanding	$2.025	$1.9875	$0.675	$0.6625

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2024	2023	2024	2023
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$994	$(721)	$(295)	$(4,728)
Net income attributable to Noncontrolling Interests	3,098	5,299	1,059	3,217
Contributions by Noncontrolling Interests	458	9	—	—
Distributions to Noncontrolling Interests	(3,215)	(3,573)	(429)	(312)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(2,837)	—	—
Other	(1,000)	—	—	—
Balance, end of period	$335	$(1,823)	$335	$(1,823)

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

EQR is the general partner of, and as of September 30, 2024 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of September 30, 2024, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 312 properties located in 10 states and the District of Columbia consisting of 84,018 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	297	80,749
Partially Owned Properties – Consolidated	14	3,060
Partially Owned Properties – Unconsolidated	1	209
	312	84,018

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024.

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

In November 2023, the FASB issued an amendment to the segment reporting standards which requires disclosure for each reportable segment, on an interim and annual basis, of the significant expense categories and amounts that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. Additionally, it requires disclosure of the title and position of the individual or the name of the group or committee identified as the chief operating decision maker. The new standard will be effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025 on a retrospective basis. The Company is currently evaluating the impact of adopting the standard on its segment disclosures.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the nine months ended September 30, 2024 and 2023:

	2024	2023
Common Shares
Common Shares outstanding at January 1,	379,291,417	378,429,708
Common Shares Issued:
Conversion of OP Units	191,019	862,596
Exercise of share options	284,021	234,395
Employee Share Purchase Plan (ESPP)	54,061	48,835
Restricted share grants, net	186,672	148,304
Common Shares Other:
Repurchased and retired	(652,452)	—
Common Shares outstanding at September 30,	379,354,738	379,723,838
Units
Units outstanding at January 1,	11,581,306	12,429,737
Restricted unit grants, net	172,667	166,344
Conversion of OP Units to Common Shares	(191,019)	(862,596)
Units outstanding at September 30,	11,562,954	11,733,485
Total Common Shares and Units outstanding at September 30,	390,917,692	391,457,323
Units Ownership Interest in Operating Partnership	3.0%	3.0%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the nine months ended September 30, 2024 and 2023:

	2024	2023
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	390,872,723	390,859,445
Issued to General Partner:
Exercise of EQR share options	284,021	234,395
EQR’s Employee Share Purchase Plan (ESPP)	54,061	48,835
EQR’s restricted share grants, net	186,672	148,304
Issued to Limited Partners:
Restricted unit grants, net	172,667	166,344
General Partner Other:
OP Units repurchased and retired	(652,452)	—
General and Limited Partner Units outstanding at September 30,	390,917,692	391,457,323
Limited Partner Units
Limited Partner Units outstanding at January 1,	11,581,306	12,429,737
Limited Partner restricted unit grants, net	172,667	166,344
Conversion of Limited Partner OP Units to EQR Common Shares	(191,019)	(862,596)
Limited Partner Units outstanding at September 30,	11,562,954	11,733,485
Limited Partner Units Ownership Interest in Operating Partnership	3.0%	3.0%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at September 30, 2024 and December 31, 2023.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above. As of September 30, 2024 and 2023, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $351.8 million and $277.8 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the nine months ended September 30, 2024 and 2023, respectively (amounts in thousands):

	2024	2023
Balance at January 1,	$289,248	$318,273
Change in market value	64,541	(18,613)
Change in carrying value	(1,986)	(21,878)
Balance at September 30,	$351,803	$277,782

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of September 30, 2024 and December 31, 2023:

			Amounts in thousands
		Annual
	Call	Dividend Per	September 30,	December 31,
	Date (1)	Share/Unit (2)	2024	2023
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 343,100 shares/units issued and outstanding as of September 30, 2024 and 745,600 shares/units issued and outstanding as of December 31, 2023 (3)	12/10/2026	$4.145	$17,155	$37,280
			$17,155	$37,280

(1)
On or after the call date, redeemable Preferred Shares/Preference Units may be redeemed for cash at the option of the Company or the Operating Partnership, respectively, in whole or in part, at a redemption price equal to the liquidation price per share/unit, plus accrued and unpaid distributions, if any.
(2)
Dividends on Preferred Shares/Preference Units are payable quarterly.
(3)
During the nine months ended September 30, 2024, the Company repurchased and retired 402,500 Series K Preferred Shares/Preference Units with a liquidation value of approximately $20.1 million for total cash consideration of approximately $21.8 million, inclusive of premiums and accrued dividends through the redemption date. As a result of this partial redemption, the Company incurred a cash charge of approximately $1.4 million which was recorded as a premium on the redemption of Preferred Shares/Preference Units.

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. The current program matures in May 2025 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of September 30, 2024.

During the nine months ended September 30, 2024, the Company repurchased and subsequently retired approximately $38.5 million (652,452 shares at a weighted average price per share of $58.95) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR. Prior to the share repurchase activity during the nine months ended September 30, 2024, the Company had the authority to repurchase up to 13.0 million Common Shares under its share repurchase program, of which 12,347,548 shares remain authorized to repurchase as of September 30, 2024.

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Land	$5,675,037	$5,581,876
Depreciable property:
Buildings and improvements	20,760,047	19,809,432
Furniture, fixtures and equipment	2,822,816	2,609,600
In-Place lease intangibles	565,180	519,394
Projects under development:
Land	40,031	3,201
Construction-in-progress	182,024	74,835
Land held for development:
Land	46,160	82,026
Construction-in-progress	18,953	32,274
Investment in real estate	30,110,248	28,712,638
Accumulated depreciation	(10,386,783)	(9,810,337)
Investment in real estate, net	$19,723,465	$18,902,301

During the nine months ended September 30, 2024, the Company acquired the following from unaffiliated parties (purchase price and purchase price allocation in thousands):

				Purchase Price Allocation (1)
	Properties	Apartment Units	Purchase Price	Land	Depreciable Property	Lease Intangible (2)
Rental Properties – Consolidated	15	4,578	$1,317,845	$154,777	$1,152,251	$12,727

(1)
Purchase price allocation includes capitalized closing costs.
(2)
One of the properties is subject to fully prepaid below market long-term ground and parking leases, recorded as a lease intangible asset included in right-of-use assets on the consolidated balance sheets.

During the nine months ended September 30, 2024, the Company disposed of the following to unaffiliated parties (sales price and net gain in thousands):

	Properties	Apartment Units	Sales Price	Net Gain
Rental Properties – Consolidated	6	969	$365,500	$227,829

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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of September 30, 2024:

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

The following table provides consolidated assets and liabilities related to the Company's VIEs as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Consolidated Assets	$631,890	$599,788
Consolidated Liabilities	$47,373	$41,153

Investments in Unconsolidated Entities

The Company has various equity interests in certain joint ventures that are unconsolidated and accounted for using the equity method of accounting. Most of these have been deemed to be VIEs and the Company is not the VIEs' primary beneficiary. The remaining have been deemed not to be VIEs and the Company does not have a controlling voting interest.

The following table and information summarizes the Company’s investments in unconsolidated entities as of September 30, 2024 and December 31, 2023 (amounts in thousands except for ownership percentage):

	September 30, 2024	December 31, 2023	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$34,915	$35,421	Varies
Projects Under Development and Land Held for Development (VIE)	297,480	220,192	62% - 95% (1)
Real Estate Technology Funds/Companies (VIE)	27,666	26,691	Varies
Other	(251)	(255)	Varies
Investments in Unconsolidated Entities	$359,810	$282,049

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of September 30, 2024:

	Operating Properties		Real Estate Holdings (1)	Projects Under Development (2), (5)		Projects Held for Development (2), (3)
	Properties	Apartment Units	Entities	Projects	Apartment Units (4)	Projects	Apartment Units (4)
Unconsolidated Joint Ventures (VIE)	1	209	3	7	2,412	2	526
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
6.
Restricted Deposits

The following table presents the Company’s restricted deposits as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Mortgage escrow deposits:
Real estate taxes and insurance	$456	$307
Mortgage principal reserves/sinking funds	33,124	29,270
Mortgage escrow deposits	33,580	29,577
Restricted cash:
Earnest money on pending acquisitions	—	524
Restricted deposits on real estate investments	2,231	2,181
Resident security and utility deposits	42,624	40,149
Replacement reserves	17,439	15,571
Other	2,075	1,250
Restricted cash	64,369	59,675
Restricted deposits	$97,949	$89,252

7.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The following tables present the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the nine months and quarters ended September 30, 2024 and 2023 (amounts in thousands):

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$1,978,847	$48,658	$2,027,505	$1,926,869	$46,642	$1,973,511
Utility recoveries (RUBS income) (1)	67,731	752	68,483	64,007	662	64,669
Parking rent	34,738	1,027	35,765	32,955	354	33,309
Other lease revenue (2)	(15,417)	(1,070)	(16,487)	(19,172)	330	(18,842)
Total lease revenue	$2,065,899	$49,367	2,115,266	$2,004,659	$47,988	2,052,647
Parking revenue			32,553			30,033
Other revenue			65,510			63,784
Total other rental income (3)			98,063			93,817
Rental income			$2,213,329			$2,146,464

	Quarter Ended September 30, 2024			Quarter Ended September 30, 2023
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$670,450	$14,948	$685,398	$650,531	$14,669	$665,200
Utility recoveries (RUBS income) (1)	22,275	317	22,592	21,221	243	21,464
Parking rent	11,703	394	12,097	11,062	129	11,191
Other lease revenue (2)	(4,685)	(589)	(5,274)	(5,752)	(404)	(6,156)
Total lease revenue	$699,743	$15,070	714,813	$677,062	$14,637	691,699
Parking revenue			10,838			9,638
Other revenue			22,697			22,730
Total other rental income (3)			33,535			32,368
Rental income			$748,348			$724,067

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

The following table presents residential accounts receivable and straight-line receivable balances for the Company’s properties as of September 30, 2024 and December 31, 2023 (amounts in thousands):

Balance Sheet (Other assets):	September 30, 2024	December 31, 2023
Residential accounts receivable balances	$16,281	$21,477
Allowance for doubtful accounts	(10,044)	(15,846)
Net receivable balances	$6,237	$5,631

Straight-line receivable balances	$9,141	$9,183

The following table presents residential bad debt for the Company’s properties for the nine months and quarters ended September 30, 2024 and 2023 (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
Income Statement (Rental income):	2024	2023	2024	2023
Bad debt, net (1)	$25,045	$28,862	$7,906	$9,042
% of residential rental income	1.2%	1.4%	1.1%	1.3%

(1)
Bad debt, net benefited from additional resident payments due to governmental rental assistance programs of approximately $1.2 million and $2.4 million for the nine months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.5 million for the quarters ended September 30, 2024 and 2023, respectively.

Lessee Accounting

During the nine months ended September 30, 2024, the Company acquired below market long-term ground and parking leases, each fully prepaid at $1 and expiring in 2110, in connection with an apartment property acquisition as described in Note 4 and recorded a lease intangible asset of approximately $12.7 million, which is included in right-of-use assets on the consolidated balance sheets.

8.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the nine months ended September 30, 2024 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the nine months ended September 30, 2024 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2023	Proceeds	Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of September 30, 2024
Fixed Rate Debt:
Secured – Conventional	$1,398,598	$—	$—	$—	$1,193	$681	$1,400,472
Floating Rate Debt:
Secured – Tax Exempt	234,304	—	—	(2,400)	933	105	232,942
Total	$1,632,902	$—	$—	$(2,400)	$2,126	$786	$1,633,414

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the nine months ended September 30, 2024:

September 30, 2024
Interest Rate Ranges (ending)	0.10% - 5.25%
Weighted Average Interest Rate	3.85%
Maturity Date Ranges	2029-2061

As of September 30, 2024, the Company had $244.3 million of secured tax-exempt bonds subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the nine months ended September 30, 2024 (amounts in thousands):

	Notes, net as of December 31, 2023	Proceeds		Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of September 30, 2024
Fixed Rate Debt:
Unsecured – Public	$5,348,417	$597,954	(2)	$—	$1,697	$(2,398)	$5,945,670

(1)
Represents amortization of deferred financing costs, net of debt financing costs.
(2)
Issued $600.0 million of ten-year 4.65% unsecured notes, receiving net proceeds before underwriting fees, hedge termination costs and other expenses.

The following table summarizes certain interest rate and maturity date information as of and for the nine months ended September 30, 2024:

September 30, 2024
Interest Rate Ranges (ending)	1.85% - 7.57%
Weighted Average Interest Rate	3.52%
Maturity Date Ranges	2025-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for the nine months ended September 30, 2024.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing on October 26, 2027. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.715%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating and other terms and conditions per the agreement. The weighted average interest rate on the revolving credit facility was 6.14% for the nine months ended September 30, 2024.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.0 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The following table summarizes certain weighted average interest rate, maturity and amount outstanding information for the commercial paper program as of and for the nine months ended September 30, 2024:

September 30, 2024
Weighted Average Interest Rate (1)	5.51%
Weighted Average Maturity (in days)	22
Weighted Average Amount Outstanding	$420.5 million

(1)
The notes bear interest at various floating rates.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of September 30, 2024 (amounts in thousands):

September 30, 2024
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(789,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,438)
Unsecured revolving credit facility availability	$1,707,562

Other

The following table summarizes the Company's total debt extinguishment costs recorded as additional expense for the nine months and quarters ended September 30, 2024 and 2023 (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2024	2023	2024	2023
Write-offs of unamortized deferred financing costs	$—	$1,143	$—	$1,096

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

The fair values of the Company’s financial instruments (other than the items listed above and the investments disclosed below) approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at September 30, 2024 and December 31, 2023, respectively (amounts in thousands):

	September 30, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,633,414	$1,556,724	$1,632,902	$1,509,706
Unsecured debt, net	6,732,231	6,450,650	5,757,548	5,346,488
Total debt, net	$8,365,645	$8,007,374	$7,390,450	$6,856,194

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at September 30, 2024 and December 31, 2023, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	9/30/2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$109,840	$109,840	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$109,840	$109,840	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$351,803	$—	$351,803	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$108,478	$108,478	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$108,478	$108,478	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$289,248	$—	$289,248	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2024 and 2023, respectively (amounts in thousands):

September 30, 2024 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(3,989)	Interest expense	$(1,819)
Total	$(3,989)		$(1,819)

September 30, 2023 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$4,514	Interest expense	$(3,132)
Total	$4,514		$(3,132)

As of September 30, 2024 and December 31, 2023, there were approximately $3.5 million and $5.7 million in deferred gains, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and/or unsettled derivative instruments, of which an estimated $1.7 million may be recognized as additional interest expense during the twelve months ending September 30, 2025.

During the nine months ended September 30, 2024, the Company paid approximately $4.0 million to settle four forward starting swaps in conjunction with the issuance of $600.0 million of ten-year unsecured public notes. The entire $4.0 million was initially deferred as a component of accumulated other comprehensive income (loss) and will be recognized as an increase to interest expense over the ten-year term of the notes.

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

The following table summarizes the Company’s real estate technology investment securities included in other assets as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Real Estate Technology Investments	$30,419	$19,312

During the nine months ended September 30, 2024, the Company sold a portion of one of these investment securities for proceeds of approximately $7.5 million and realized a loss on sale of approximately $1.3 million, which is included in interest and other income in the consolidated statements of operations. During the nine months ended September 30, 2024, the Company adjusted certain of these investment securities to observable market prices and recorded a net unrealized gain of approximately $19.9 million, which is included in interest and other income in the consolidated statements of operations.

10.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2024	2023	2024	2023
Numerator for net income per share – basic:
Net income	$637,104	$546,219	$148,517	$181,286
Allocation to Noncontrolling Interests – Operating Partnership	(17,290)	(17,174)	(4,012)	(5,561)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,098)	(5,299)	(1,059)	(3,217)
Preferred distributions	(1,258)	(2,318)	(356)	(773)
Premium on redemption of Preferred Shares	(1,444)	—	—	—
Numerator for net income per share – basic	$614,014	$521,428	$143,090	$171,735
Numerator for net income per share – diluted:
Net income	$637,104	$546,219	$148,517	$181,286
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,098)	(5,299)	(1,059)	(3,217)
Preferred distributions	(1,258)	(2,318)	(356)	(773)
Premium on redemption of Preferred Shares	(1,444)	—	—	—
Numerator for net income per share – diluted	$631,304	$538,602	$147,102	$177,296
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	378,718	378,614	378,756	378,853
Effect of dilutive securities:
OP Units	10,661	11,377	10,623	11,234
Long-term compensation shares/units	1,309	1,144	1,647	1,264
Denominator for net income per share – diluted	390,688	391,135	391,026	391,351
Net income per share – basic	$1.62	$1.38	$0.38	$0.45
Net income per share – diluted	$1.62	$1.38	$0.38	$0.45

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2024	2023	2024	2023
Numerator for net income per Unit – basic and diluted:
Net income	$637,104	$546,219	$148,517	$181,286
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,098)	(5,299)	(1,059)	(3,217)
Allocation to Preference Units	(1,258)	(2,318)	(356)	(773)
Allocation to premium on redemption of Preference Units	(1,444)	—	—	—
Numerator for net income per Unit – basic and diluted	$631,304	$538,602	$147,102	$177,296
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	389,379	389,991	389,379	390,087
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,309	1,144	1,647	1,264
Denominator for net income per Unit – diluted	390,688	391,135	391,026	391,351
Net income per Unit – basic	$1.62	$1.38	$0.38	$0.45
Net income per Unit – diluted	$1.62	$1.38	$0.38	$0.45

11.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of September 30, 2024, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at September 30, 2024 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	2	665	$162,738
Unconsolidated	7	2,412	269,964
Total Projects Under Development	9	3,077	$432,702

(1)
The Company’s share of the $432.7 million in total project costs remaining approximates $231.3 million, with the balance funded by the Company’s joint venture partners (approximately $8.5 million) and/or applicable construction loans (approximately $192.9 million).

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

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. As of September 30, 2024, the Company has invested in ten separate such investments totaling $41.6 million with aggregate remaining commitments of approximately $16.4 million.

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

The Company is involved in various pending and threatened legal proceedings which arise in the ordinary course of business. The Company evaluates these litigation matters on an ongoing basis, but in no event less than quarterly, in assessing the adequacy of its accruals and disclosures. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, the Company records new accruals and/or adjusts existing accruals that represent its best estimate of the loss incurred based on the facts and circumstances known at that time. As of September 30, 2024 and December 31, 2023, the Company’s litigation accruals approximated $42.4 million and $17.1 million, respectively, and are included in other liabilities in the consolidated balance sheets. Actual losses may differ materially from the amounts noted above and the ultimate outcome of these legal proceedings is generally not yet determinable. As of September 30, 2024 and December 31, 2023, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate and inclusive of the matters accrued for as noted above, may reasonably be expected to have a material adverse effect on the Company and its financial condition.

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

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company’s operating performance geographically by market for same store properties and on a portfolio basis for non-same store properties. While the Company does maintain a non-residential presence, it accounts for less than 4.0% of total revenues for the nine months ended September 30, 2024 and is designed as an amenity for our residential residents. The chief operating decision maker evaluates the performance of each property on a consolidated residential and non-residential basis. The Company’s geographic consolidated same store operating segments represent its reportable segments.

The Company’s development activities are other business activities that do not constitute an operating segment and as such, have been aggregated in the “Other” category in the tables presented below.

All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2024 and 2023, respectively.

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

The following table presents a reconciliation of net income per the consolidated statements of operations to NOI for the nine months and quarters ended September 30, 2024 and 2023, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2024	2023	2024	2023
Net income	$637,104	$546,219	$148,517	$181,286
Adjustments:
Property management	100,381	90,314	31,412	28,169
General and administrative	48,902	49,135	14,551	14,094
Depreciation	688,041	661,921	237,948	224,736
Net (gain) loss on sales of real estate properties	(227,829)	(127,034)	165	(26,912)
Interest and other income	(26,501)	(11,296)	(15,844)	(7,627)
Other expenses	59,094	20,517	13,971	4,958
Interest:
Expense incurred, net	205,762	200,882	72,722	68,891
Amortization of deferred financing costs	5,784	7,023	1,948	3,027
Income and other tax expense (benefit)	925	892	290	258
(Income) loss from investments in unconsolidated entities	4,865	3,847	1,493	1,242
Total NOI	$1,496,528	$1,442,420	$507,173	$492,122

The following tables present NOI from our rental real estate for each segment for the nine months and quarters ended September 30, 2024 and 2023, respectively, as well as total assets and capital expenditures at September 30, 2024 (amounts in thousands):

	Nine Months Ended September 30, 2024			Nine Months Ended September 30, 2023
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$359,597	$111,273	$248,324	$348,595	$108,917	$239,678
Orange County	93,760	21,113	72,647	90,080	20,188	69,892
San Diego	77,784	17,731	60,053	74,183	17,371	56,812
Subtotal - Southern California	531,141	150,117	381,024	512,858	146,476	366,382

Washington, D.C.	347,229	110,104	237,125	331,425	107,050	224,375
San Francisco	325,999	99,012	226,987	321,310	98,504	222,806
New York	369,642	151,331	218,311	356,157	145,192	210,965
Boston	244,474	69,882	174,592	234,291	69,072	165,219
Seattle	223,656	65,197	158,459	218,574	62,055	156,519
Denver	53,522	16,190	37,332	53,324	16,161	37,163
Other Expansion Markets	55,612	22,509	33,103	55,768	24,123	31,645
Total same store	2,151,275	684,342	1,466,933	2,083,707	668,633	1,415,074

Non-same store/other
Non-same store (2)	54,874	22,230	32,644	22,406	10,893	11,513
Other (3)	7,180	10,229	(3,049)	40,351	24,518	15,833
Total non-same store/other	62,054	32,459	29,595	62,757	35,411	27,346

Totals	$2,213,329	$716,801	$1,496,528	$2,146,464	$704,044	$1,442,420

(1)
For the nine months ended September 30, 2024 and 2023, same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2023, less properties subsequently sold, which represented 76,916 apartment units.
(2)
For the nine months ended September 30, 2024 and 2023, non-same store primarily includes properties acquired after January 1, 2023, plus any properties in lease-up and not stabilized as of January 1, 2023, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended September 30, 2024			Quarter Ended September 30, 2023
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$120,211	$37,670	$82,541	$118,812	$36,343	$82,469
Orange County	31,488	7,248	24,240	30,663	6,792	23,871
San Diego	25,969	6,071	19,898	25,258	5,820	19,438
Subtotal - Southern California	177,668	50,989	126,679	174,733	48,955	125,778

Washington, D.C.	117,306	38,351	78,955	112,681	35,616	77,065
San Francisco	108,957	33,313	75,644	107,808	32,769	75,039
New York	123,506	50,011	73,495	118,327	48,055	70,272
Boston	81,941	23,156	58,785	78,562	22,875	55,687
Seattle	75,032	21,907	53,125	72,778	20,883	51,895
Denver	19,649	6,062	13,587	19,802	5,937	13,865
Other Expansion Markets	18,249	6,309	11,940	18,679	7,957	10,722
Total same store	722,308	230,098	492,210	703,370	223,047	480,323

Non-same store/other
Non-same store (2)	25,391	9,371	16,020	8,059	4,099	3,960
Other (3)	649	1,706	(1,057)	12,638	4,799	7,839
Total non-same store/other	26,040	11,077	14,963	20,697	8,898	11,799

Totals	$748,348	$241,175	$507,173	$724,067	$231,945	$492,122

(1)
For the quarters ended September 30, 2024 and 2023, same store primarily includes all properties acquired or completed that were stabilized prior to July 1, 2023, less properties subsequently sold, which represented 77,203 apartment units.

(2)
For the quarters ended September 30, 2024 and 2023, non-same store primarily includes properties acquired after July 1, 2023, plus any properties in lease-up and not stabilized as of July 1, 2023, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Nine Months Ended September 30, 2024
	Total Assets	Capital Expenditures
Same store (1)
Los Angeles	$2,441,079	$39,778
Orange County	334,057	12,059
San Diego	335,471	12,061
Subtotal - Southern California	3,110,607	63,898

Washington, D.C.	2,980,055	35,160
San Francisco	2,996,799	42,555
New York	3,241,250	19,683
Boston	2,028,747	21,954
Seattle	2,023,139	22,405
Denver	799,928	3,036
Other Expansion Markets	872,501	5,154
Total same store	18,053,026	213,845

Non-same store/other
Non-same store (2)	1,998,651	15,724
Other (3)	874,144	538
Total non-same store/other	2,872,795	16,262

Totals	$20,925,821	$230,107

(1)
Same store primarily includes all properties acquired or completed that were stabilized prior to January 1, 2023, less properties subsequently sold, which represented 76,916 apartment units.
(2)
Non-same store primarily includes properties acquired after January 1, 2023, plus any properties in lease-up and not stabilized as of January 1, 2023, and any properties undergoing major renovations.
(3)
Other includes development, other corporate operations and capital expenditures for properties sold.
13.
Subsequent Events

Subsequent to September 30, 2024, the Company:

•
Acquired the following from unaffiliated parties (purchase price in thousands):

	Properties	Apartment Units	Purchase Price
Rental Properties – Consolidated	1	274	$89,500

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

EQR is the general partner of, and as of September 30, 2024 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Results of Operations

2024 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the nine months ended September 30, 2024:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2023	302	80,191
Acquisitions:
Consolidated Rental Properties	14	4,418	$1,255,250	5.1%
Consolidated Rental Properties – Not Stabilized	1	160	$62,595	5.7%
Unconsolidated Land Parcels	—	—	$33,394

			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(6)	(969)	$(365,500)	(5.7%)

Completed Developments – Unconsolidated	1	209
Configuration Changes	—	9
9/30/2024	312	84,018

Acquisitions

•
The consolidated properties acquired during the nine months ended September 30, 2024 are located in the Atlanta (5), Boston, Dallas/Ft. Worth (5) and Denver (4) markets.

Dispositions

•
The consolidated properties disposed of during the nine months ended September 30, 2024 were located in the Boston, Orange County, San Francisco (2) and Washington, D.C. (2) markets.

Developments

•
Consolidated:
•
The Company commenced construction on one partially owned consolidated apartment property during the nine months ended September 30, 2024, located in the Boston market, consisting of 440 apartment units totaling approximately $232.2 million of expected development costs;
•
The Company stabilized one partially owned consolidated apartment property during the nine months ended September 30, 2024, located in the Washington, D.C. market, consisting of 312 apartment units totaling approximately $106.0 million of development costs; and
•
The Company spent approximately $90.7 million during the nine months ended September 30, 2024, primarily for consolidated development projects.
•
Unconsolidated:
•
The Company completed construction on one unconsolidated apartment property during the nine months ended September 30, 2024, located in the Denver market, consisting of 209 apartment units totaling approximately $70.0 million of development costs;
•
The Company spent approximately $75.6 million during the nine months ended September 30, 2024, primarily for unconsolidated development projects; and
•
The Company previously entered into two separate unconsolidated joint ventures for the purpose of developing vacant land parcels in the Boston and Seattle markets. During the nine months ended September 30, 2024, the joint ventures acquired their respective land parcels for the total purchase price listed above. The Company commenced construction on these two apartment properties, which are expected to contain 639 total apartment units. Total expected development cost for these projects is $307.2 million, and the Company's total investment in these two joint ventures is approximately

$69.0 million as of September 30, 2024.

See Notes 4 and 5 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments and investments in partially owned entities.

Comparison of the nine months and quarter ended September 30, 2024 to the nine months and quarter ended September 30, 2023

The following table presents a reconciliation of diluted earnings per share/unit for the nine months and quarter ended September 30, 2024 as compared to the same periods in 2023:

	Nine Months Ended September 30	Quarter Ended September 30
Diluted earnings per share/unit for period ended 2023	$1.38	$0.45
Property NOI	0.12	0.04
Interest expense	(0.01)	(0.01)
Corporate overhead (1)	(0.02)	(0.01)
Net gain/loss on property sales	0.27	(0.06)
Non-operating asset gains/losses	0.03	0.03
Depreciation expense	(0.08)	(0.04)
Other	(0.07)	(0.02)
Diluted earnings per share/unit for period ended 2024	$1.62	$0.38

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

The following tables present reconciliations of net income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results (amounts in thousands):

	Nine Months Ended September 30,				Quarter Ended September 30,
	2024	2023	$ Change	% Change	2024	2023	$ Change	% Change
Net income	$637,104	$546,219	$90,885	16.6%	$148,517	$181,286	$(32,769)	(18.1)%
Adjustments:
Property management	100,381	90,314	10,067	11.1%	31,412	28,169	3,243	11.5%
General and administrative	48,902	49,135	(233)	(0.5)%	14,551	14,094	457	3.2%
Depreciation	688,041	661,921	26,120	3.9%	237,948	224,736	13,212	5.9%
Net (gain) loss on sales of real estate properties	(227,829)	(127,034)	(100,795)	79.3%	165	(26,912)	27,077	(100.6)%
Interest and other income	(26,501)	(11,296)	(15,205)	134.6%	(15,844)	(7,627)	(8,217)	107.7%
Other expenses	59,094	20,517	38,577	188.0%	13,971	4,958	9,013	181.8%
Interest:
Expense incurred, net	205,762	200,882	4,880	2.4%	72,722	68,891	3,831	5.6%
Amortization of deferred financing costs	5,784	7,023	(1,239)	(17.6)%	1,948	3,027	(1,079)	(35.6)%
Income and other tax expense (benefit)	925	892	33	3.7%	290	258	32	12.4%
(Income) loss from investments in unconsolidated entities	4,865	3,847	1,018	26.5%	1,493	1,242	251	20.2%
Total NOI	$1,496,528	$1,442,420	$54,108	3.8%	$507,173	$492,122	$15,051	3.1%
Rental income:
Same store	$2,151,275	$2,083,707	$67,568	3.2%	$722,308	$703,370	$18,938	2.7%
Non-same store/other	62,054	62,757	(703)	(1.1)%	26,040	20,697	5,343	25.8%
Total rental income	2,213,329	2,146,464	66,865	3.1%	748,348	724,067	24,281	3.4%
Operating expenses:
Same store	684,342	668,633	15,709	2.3%	230,098	223,047	7,051	3.2%
Non-same store/other	32,459	35,411	(2,952)	(8.3)%	11,077	8,898	2,179	24.5%
Total operating expenses	716,801	704,044	12,757	1.8%	241,175	231,945	9,230	4.0%
NOI:
Same store	1,466,933	1,415,074	51,859	3.7%	492,210	480,323	11,887	2.5%
Non-same store/other	29,595	27,346	2,249	8.2%	14,963	11,799	3,164	26.8%
Total NOI	$1,496,528	$1,442,420	$54,108	3.8%	$507,173	$492,122	$15,051	3.1%

Note: See Note 12 in the Notes to Consolidated Financial Statements for detail by reportable segment/market.

•
The increase in same store rental income is primarily driven by good demand and modest supply across most of our markets.
•
The increase in year-to-date same store operating expenses is due primarily to:
•
Real estate taxes – An $8.0 million increase due to escalation in rates and assessed values including an approximately one percentage point contribution to growth from 421-a tax abatement burnoffs in New York City. Once the burnoffs are completed, previously rent-restricted apartment units will transition to market;
•
Other on-site operating expenses – A $2.6 million increase primarily driven by higher property-related legal expenses;
•
Insurance – A $2.5 million increase due to higher premiums on property insurance renewal due to conditions in the insurance market that while less difficult than recent years, remain challenging; and
•
Utilities – A $1.7 million increase primarily driven by higher water, sewer and trash expense, partially offset by lower commodity prices for gas and electric.
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

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. The increases during the nine months and quarter ended September 30, 2024 as compared to the prior year periods are primarily attributable to increases in payroll-related costs, information technology expenses and legal and professional fees.

General and administrative expenses, which include corporate operating expenses, decreased during the nine months ended September 30, 2024 as compared to the prior year period, primarily due to decreases in payroll-related costs, partially offset by increases in other public company costs. General and administrative expenses increased during the quarter ended September 30, 2024 as compared to the prior year period, primarily due to increases in travel costs and other public company expenses.

Depreciation expense, which includes depreciation on non-real estate assets, increased during the nine months and quarter ended September 30, 2024 as compared to the prior year periods, primarily as a result of additional depreciation expense on properties acquired in 2023 and 2024 and development properties placed in service during 2023 and 2024, partially offset by lower depreciation from properties sold in 2023 and 2024.

Net gain on sales of real estate properties increased during the nine months ended September 30, 2024 as compared to the prior year period, primarily as a result of the sale of six consolidated apartment properties for a higher gain in 2024 as compared to the sale of eight consolidated apartment properties in the same period in 2023. Net gain on sales of real estate properties decreased during the quarter ended September 30, 2024 as compared to the prior year period, primarily due to a loss on sale of one consolidated apartment property in the third quarter of 2024 as compared to a gain on sale of one consolidated apartment property in the same period in 2023.

Interest and other income increased during the nine months and quarter ended September 30, 2024 as compared to the prior year periods, primarily due to a net increase in realized/unrealized gains of $12.6 million and $8.1 million, respectively, on various investment securities as well as short-term investment income on restricted deposit accounts due to a higher rate environment and higher overall invested balances.

Other expenses increased during the nine months ended September 30, 2024 as compared to the prior year period, primarily due to increases in litigation accruals and advocacy contributions, partially offset by decreases in data transformation project costs that occurred during 2023 but not during 2024. Other expenses increased during the quarter ended September 30, 2024 as compared to the prior year period, primarily due to increases in advocacy contributions.

Interest expense, including amortization of deferred financing costs, increased during the nine months and quarter ended September 30, 2024 as compared to the prior year periods, primarily due to higher overall debt balances outstanding and higher rates on floating debt. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the nine months ended September 30, 2024 was 3.90% as compared to 3.81% for the prior year period, and for the quarter ended September 30, 2024 was 3.92% as compared to 3.81% for the prior year period. The Company capitalized interest of approximately $10.7 million and $9.6 million during the nine months ended September 30, 2024 and 2023, respectively, and $3.8 million and $2.6 million during the quarters ended September 30, 2024 and 2023, respectively.

Loss from investments in unconsolidated entities increased during the nine months and quarter ended September 30, 2024 as compared to the prior year periods, primarily as a result of losses incurred on our unconsolidated development properties which recently started lease-up activities, partially offset by increases in net income of unconsolidated operating properties and a gain on sale of an unconsolidated operating property.

Same Store Results

Properties that the Company owned and were stabilized for all of both of the nine months ended September 30, 2024 and 2023, which represented 76,916 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% occupancy for three consecutive months.

The following table provides results and statistics related to our Residential same store operations for the nine months ended September 30, 2024 and 2023:

September YTD 2024 vs. September YTD 2023

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	Sept. YTD 24 % of Actual NOI	Sept. YTD 24 Average Rental Rate	Sept. YTD 24 Weighted Average Physical Occupancy %	Sept. YTD 24 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	14,135	17.5%	$2,932	95.6%	33.7%	3.0%	0.2%	0.1%
Orange County	3,718	5.2%	2,917	96.0%	28.9%	4.3%	(0.3%)	0.0%
San Diego	2,878	4.2%	3,119	95.9%	32.1%	4.0%	0.4%	0.0%
Subtotal – Southern California	20,731	26.9%	2,955	95.7%	32.6%	3.4%	0.1%	0.0%

Washington, D.C.	14,416	16.5%	2,716	96.9%	32.6%	4.6%	0.2%	0.1%
San Francisco	11,188	15.9%	3,321	96.2%	33.8%	1.0%	0.5%	0.3%
New York	8,536	14.3%	4,624	97.3%	27.1%	3.1%	0.5%	(3.2%)
Boston	7,077	11.2%	3,597	96.2%	33.8%	3.9%	0.2%	(1.7%)
Seattle	9,266	10.4%	2,602	96.2%	36.0%	0.7%	1.0%	(3.8%)
Denver	2,505	2.6%	2,418	96.3%	42.7%	0.8%	0.0%	(3.9%)
Other Expansion Markets	3,197	2.2%	1,958	95.2%	45.8%	(1.4%)	0.4%	0.9%

Total	76,916	100.0%	$3,108	96.3%	33.5%	2.7%	0.4%	(1.1%)

Note: The above table reflects Residential same store results only. Residential operations account for approximately 96.3% of total revenues for the nine months ended September 30, 2024.

During the nine months ended September 30, 2024, the Company had solid performance in its operating business, with healthy demand across most of our markets supported by a continuing solid job market, high employment levels among our target affluent renter demographic and wage growth across the economy. Competitive new supply has also been modest in most of our existing coastal markets yet has been elevated in our expansion markets. As expected, our East Coast markets continue to be our best performers. On the West Coast, Seattle has continued to show improvement, while San Francisco has improved but at a more modest pace. Our Southern California markets (namely the city of Los Angeles) have shown good demand but greater price sensitivity during the third quarter of 2024.

The Company continued to make progress in move-out activity related to delinquent residents during the nine months ended September 30, 2024. While the eviction process remains challenging, we have made additional progress in reducing delinquencies in our portfolio. We expect this trend to continue through the remainder of 2024.

We are seeing an increasingly active transaction market providing us with opportunities to acquire properties in our expansion markets. We are excited to grow our portfolio and create operating scale in these markets as we execute on our strategy to better balance our portfolio.

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

Liquidity and Capital Resources

With approximately $1.7 billion in readily available liquidity, a strong balance sheet, limited near-term debt maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and take advantage of opportunities. See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2024 and 2023 (amounts in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash flows provided by (used for):
Operating activities	$1,219,382	$1,188,524
Investing activities	$(1,363,616)	$(468,355)
Financing activities	$130,798	$(730,614)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2024.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the nine months ended September 30, 2024 as compared to the prior year period increased by approximately $30.9 million primarily as a result of the NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures. For the nine months ended September 30, 2024, key drivers were:

•
Acquired fifteen consolidated rental properties for approximately $1.3 billion;
•
Disposed of six consolidated rental properties, receiving net proceeds of approximately $360.9 million;
•
Invested $90.7 million primarily in consolidated development projects;
•
Invested $230.1 million in capital expenditures to real estate; and
•
Invested $79.6 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders/unitholders and other Common Share activity. For the nine months ended September 30, 2024, key drivers were:

•
Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $20.1 million;
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $791.2 million;
•
Repurchased and retired 652,452 Common Shares, at a weighted average purchase price of $58.95 per share, for an aggregate purchased amount of approximately $38.5 million. See Note 3 in the Notes to Consolidated Financial Statements for further discussion;
•
Repurchased and retired 402,500 Series K Preferred Shares/Preference Units with a liquidation value of approximately $20.1 million for total cash consideration of approximately $21.8 million, inclusive of premiums and accrued dividends through the redemption date. See Note 3 in the Notes to Consolidated Financial Statements for further discussion; and
•
Issued $600.0 million of ten-year 4.65% unsecured notes, receiving net proceeds of approximately $598.0 million before underwriting fees, hedge termination costs and other expenses. The proceeds from this issuance were used to partially fund the Company’s acquisition activity during the third quarter of 2024.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of September 30, 2024 and December 31, 2023 (amounts in thousands):

	September 30, 2024	December 31, 2023
Cash and cash equivalents	$28,610	$50,743
Restricted deposits	$97,949	$89,252
Unsecured revolving credit facility availability	$1,707,562	$2,086,585

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

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.0 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of October 28, 2024 (amounts in thousands):

October 28, 2024
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(994,985)
Unsecured revolving credit facility balance outstanding	(23,000)
Other restricted amounts	(3,438)
Unsecured revolving credit facility availability	$1,478,577

Dividend Policy

The Company declared a dividend/distribution for the first, second and third quarters of 2024 of $0.675 per share/unit in each quarter, an annualized increase of 2.0% over the amount paid in 2023. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in October 2024 amounted to $263.4 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended September 30, 2024.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $30.1 billion in investment in real estate on the Company’s balance sheet at September 30, 2024, $26.9 billion or 89.5% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise. For additional details, see Item 1A, Risk Factors, of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of September 30, 2024 is as follows:

Debt Summary as of September 30, 2024

($ in thousands)

	Debt Balances	% of Total
Secured	$1,633,414	19.5%
Unsecured	6,732,231	80.5%
Total	$8,365,645	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,400,472	16.7%
Unsecured – Public	5,945,670	71.1%
Fixed Rate Debt	7,346,142	87.8%
Floating Rate Debt:
Secured – Tax Exempt	232,942	2.8%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	786,561	9.4%
Floating Rate Debt	1,019,503	12.2%
Total	$8,365,645	100.0%

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the nine months and quarters ended September 30, 2024 and 2023:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2024	2023	2024	2023
Net income	$637,104	$546,219	$148,517	$181,286
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,098)	(5,299)	(1,059)	(3,217)
Preferred/preference distributions	(1,258)	(2,318)	(356)	(773)
Premium on redemption of Preferred Shares/Preference Units	(1,444)	—	—	—
Net income available to Common Shares and Units / Units	631,304	538,602	147,102	177,296
Adjustments:
Depreciation	688,041	661,921	237,948	224,736
Depreciation – Non-real estate additions	(2,839)	(3,291)	(942)	(1,032)
Depreciation – Partially Owned Properties	(1,645)	(1,599)	(556)	(544)
Depreciation – Unconsolidated Properties	3,881	1,921	2,429	695
Net (gain) loss on sales of unconsolidated entities - operating assets	(710)	—	(710)	—
Net (gain) loss on sales of real estate properties	(227,829)	(127,034)	165	(26,912)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	—	2,336	—	2,336
FFO available to Common Shares and Units / Units (1) (3) (4)	1,090,203	1,072,856	385,436	376,575
Adjustments:
Write-off of pursuit costs	1,905	2,739	536	746
Debt extinguishment and preferred share/preference unit redemption (gains) losses	1,444	1,143	—	1,096
Non-operating asset (gains) losses	(17,452)	(4,735)	(14,236)	(5,766)
Other miscellaneous items	53,432	14,831	12,758	3,488
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,129,532	$1,086,834	$384,494	$376,139

FFO (1) (3)	$1,092,905	$1,075,174	$385,792	$377,348
Preferred/preference distributions	(1,258)	(2,318)	(356)	(773)
Premium on redemption of Preferred Shares/Preference Units	(1,444)	—	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$1,090,203	$1,072,856	$385,436	$376,575

Normalized FFO (2) (3)	$1,130,790	$1,089,152	$384,850	$376,912
Preferred/preference distributions	(1,258)	(2,318)	(356)	(773)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,129,532	$1,086,834	$384,494	$376,139

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

Item 4. Controls and Procedures

Equity Residential

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2024, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than as disclosed below, there have been no changes to the legal proceedings discussed in Part I, Item 3 of the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2023. As of September 30, 2024, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company and its financial condition. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Common Shares Issued in the Quarter Ended September 30, 2024 (Equity Residential)

During the quarter ended September 30, 2024, EQR issued 100,888 Common Shares in exchange for 100,888 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit	Description	Location
3.1	Ninth Amended and Restated Bylaws of Equity Residential, effective September 19, 2024.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated September 19, 2024, filed on September 24, 2024.

4.1	Form of 4.650% Note due September 15, 2034.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated September 9, 2024, filed on September 10, 2024.

31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

Date:	November 4, 2024	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2024	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	November 4, 2024	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	November 4, 2024	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)