Form 10-K
period 2024-12-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2025-02-13
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $26.3 billion based upon the closing price on June 30, 2024 of $69.34 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of whom may not be held to be affiliates upon judicial determination.

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 6, 2025 was 379,705,225.

Auditor Firm Id:	42	Auditor Name:	Ernst and Young LLP	Auditor Location:	Chicago, Illinois, USA

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information that will be contained in Equity Residential’s Proxy Statement relating to its 2025 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2024, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 97.0% owner of ERP Operating Limited Partnership.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2024 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of December 31, 2024 owned an approximate 97.0% ownership interest in, ERPOP. The remaining 3.0% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

		PAGE
PART I.

Item 1.	Business	7

Item 1A.	Risk Factors	13

Item 1B.	Unresolved Staff Comments	24

Item 1C.	Cybersecurity	24

Item 2.	Properties	25

Item 3.	Legal Proceedings	27

Item 4.	Mine Safety Disclosures	28

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29

Item 6.	Reserved	29

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 8.	Financial Statements and Supplementary Data	46

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46

Item 9A.	Controls and Procedures	46

Item 9B.	Other Information	47

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	47

PART III.

Item 10.	Trustees, Executive Officers and Corporate Governance	48

Item 11.	Executive Compensation	48

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence	48

Item 14.	Principal Accountant Fees and Services	48

PART IV.

Item 15.	Exhibit and Financial Statement Schedules	49

Item 16.	Form 10-K Summary	49

EX-4.1

EX-19

EX-21

EX-23.1

EX-23.2

EX-31.1

EX-31.2

EX-31.3

EX 31.4

EX-32.1

EX-32.2

EX-32.3

EX-32.4

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

PAGE

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm on the Financial Statements (Equity Residential)	F-1 to F-2

Report of Independent Registered Public Accounting Firm on the Financial Statements (ERP Operating Limited Partnership)	F-3 to F-4

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Equity Residential)	F-5

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (ERP Operating Limited Partnership)	F-6

Financial Statements of Equity Residential:

Consolidated Balance Sheets as of December 31, 2024 and 2023	F-7

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022	F-8 to F-9

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	F-10 to F-13

Consolidated Statements of Changes in Equity for the years ended December 31, 2024, 2023 and 2022	F-14 to F-15

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of December 31, 2024 and 2023	F-16

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2024, 2023 and 2022	F-17 to F-18

Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022	F-19 to F-22

Consolidated Statements of Changes in Capital for the years ended December 31, 2024, 2023 and 2022	F-23 to F-24

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	F-25 to F-57

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation of Equity Residential and ERP Operating Limited Partnership	S-1 to S-12

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

EQR is the general partner of, and as of December 31, 2024 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Business Objectives and Operating and Investing Strategies

Overview

The Company is one of the largest U.S. publicly-traded owners and operators of high quality rental apartment properties, with an established presence in Boston, New York, Washington, D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle, and an expanding presence in Denver, Atlanta, Dallas/Ft. Worth and Austin. Through our ownership in these markets, we seek to optimize our portfolio by balancing risk and maximizing returns. We believe that this portfolio will allow us to produce more consistent cash flows in a volatile world where local market conditions may cause operating fundamentals to rapidly fluctuate. We believe our markets are knowledge centers of the U.S. economy that draw employers and their talented affluent workers that drive economic growth in the United States. We believe that both the locations of our properties and the cost of renting versus home ownership in these markets are attractive to these affluent knowledge workers (who often choose to rent for lifestyle reasons and due to a lack of home affordability) that we hope to convert into satisfied long-term residents.

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

Demand to live in our apartment communities remains healthy and we believe that the long-term prospects for our business remain strong. Our business benefits from elevated single family home ownership costs which makes renting more attractive, positive household formation trends, residents choosing a rental lifestyle for greater flexibility in living arrangements and the overall deficit in housing across the country, especially in the areas in which we are investing. Our well-located communities provide an exceptional experience for our residents around dynamic cities that we believe will continue to attract long-term renters who are highly educated, well employed and earn high incomes.

Equity Residential is committed to creating communities where people thrive. We carry this, our corporate purpose, through our relationships with our customers, our employees, our shareholders and the communities in which we operate. It drives our commitments to sustainability, inclusion, the total wellbeing of our employees and being a responsible corporate citizen in the communities in which we operate.

Investment Strategy

The Company’s long-term strategy is to invest in apartment properties located in strategically targeted markets with the goal of generating consistent and superior risk-adjusted total returns by balancing current cash flow generation with long-term capital appreciation. We seek to meet this goal by investing in markets that are characterized by conditions favorable to multifamily property operations over the long-term. Our multi-pronged investment strategy featuring acquisitions, new stand-alone and expansion developments, densifying developments and accretive renovations of existing properties is focused on optimizing and balancing our portfolio in terms of location, including between our Established Markets and Expansion Markets and between urban and suburban submarkets within those markets. The markets we focus on generally feature one or more of the following characteristics that allow us to drive performance:

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
•
Strong high quality job growth. Our markets attract and create high quality jobs that are often focused in growing areas of the knowledge-based economy. These jobs result in the significant presence and growth in renters that work in the highest earning sectors of the economy and are not rent-burdened, creating the ability to raise rents more readily in good economic times and reducing risk during downturns. Many of these workers are employed in the fields of Science, Technology, Engineering and Mathematics, or STEM jobs, as well as financial services, medical, legal and other higher-earning professions.
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

•
Baby Boomers, a demographic of more than 68 million people born between 1946 and 1964, also may trend toward apartment rentals as they downsize and select retirement living in vibrant cities.

The Company continues to allocate capital in order to optimize performance by balancing current cash flow growth with long-term capital appreciation. We have done so by adding Expansion Markets to our portfolio when certain submarkets in those markets meet many of the same characteristics listed above. Expansion into these markets includes investments in both urban and suburban properties in select submarkets and is generally being funded by reducing exposure to older or lower returning assets in selected Established Markets. We believe having a more balanced portfolio between urban and suburban and between our Established Markets and Expansion Markets, while remaining focused on serving a more financially resilient renter, will create the highest returns and lowest return volatility over time. Development also plays an important role in our capital allocation. Development activity is primarily focused on our strategic partnerships and joint ventures with third-party developers, as well as on our in-house redevelopment/densification of existing operating properties, located in both Established Markets and Expansion Markets. The Company remains committed to development as a driver of external growth but acknowledges its incremental risk, particularly in higher inflationary cost environments, when evaluating it as a method of expansion.

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

Operations and Innovation

We attempt to balance occupancy and rental rates to maximize our revenue while exercising tight cost control to generate the highest possible cash flow generation to our shareholders. Our focus on operating efficiency and delivery of an exceptional resident living experience has driven strong Physical Occupancy and low Turnover while achieving strong renewal rate growth.

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

Our Commitment to Corporate Responsibility

At Equity Residential, corporate responsibility is integrated into every aspect of our business, as we aim to minimize environmental impact, manage climate and environmental risks and position the Company as an attractive investment. We prioritize robust governance and transparency, operating our assets efficiently, strategically and responsibly allocating capital and investing in innovative technologies and practices. We are focused on creating and maintaining a sustainable portfolio with properties that can withstand and adapt to the impacts of climate change, minimizing casualty loss risk and providing stable housing for our residents. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. Multifamily housing is one of the most environmentally-friendly uses of real estate, as each property provides homes for hundreds of families in a denser shared environment. We consider building locations based on walkability, accessibility, neighborhoods and communities. Our properties support amenities such as fitness centers and we select locations near retail shops, restaurants, outdoor amenities such as bike/running paths and health clubs, enabling a low carbon footprint lifestyle for our residents to live, work and play.

Equity Residential’s sustainability program actively manages environmental impacts and utility costs through optimized, financially responsible capital investments and technologies. We methodically focus on energy, water, waste and emissions to advance the program’s policies, targets and resilience outcomes as well as our shareholders' long-term financial interests. We believe that our approach will prepare us to operate in a low-carbon economy and drive long-term asset value while maintaining a commitment to good corporate citizenship and maximizing investment performance. Our expertise has shown that as real estate owners, developers and managers, we have the ability to make a positive impact on the environment while also enhancing our financial performance and strengthening our organization’s sense of purpose.

As detailed below, we are committed to our employees’ engagement, inclusion and wellness. We are committed to building a community where everyone belongs and diverse perspectives fuel creativity and innovation, shaping a workplace that is not only inclusive but also collaborative. We also recognize that a successful company must incorporate the best corporate governance practices to serve its stakeholders better. Consistent with the Company's purpose and commitment to corporate responsibility concepts in all aspects of its business, executive compensation includes a goal that focuses on corporate responsibility factors.

For additional information regarding our corporate responsibility efforts, see our 2024 Corporate Responsibility Report at our website, www.equityapartments.com, which includes third-party limited assurance covering some of the environmental metrics included in the report. The report was reviewed and approved by the Corporate Governance Committee of our Board of Trustees, which monitors the Company’s ongoing corporate responsibility efforts. The Corporate Responsibility Report is not part of or incorporated into this report. Furthermore, our annual proxy statements contain additional information on our corporate responsibility efforts, including detailed information regarding our corporate governance practices. Such annual proxy statements and the information contained therein are not part of or incorporated into this report, except as otherwise provided herein.

Human Capital

Our commitment to Human Capital starts with a highly skilled Board of Trustees that reflects a diverse range of thought and perspective. At Equity Residential, our team of approximately 2,500 employees is the driving force behind our continued success. Employees can grow, innovate and contribute to our shared goals, including our purpose of “Creating communities where people thrive.” This alignment of individual aspirations with our business goals creates a powerful partnership that drives innovation, excellence and lasting impact across our organization and industry. We believe it enhances employee job capabilities, advances our business and creates sustainable shareholder value.

Our approach focuses on engaging, motivating and rewarding employees, ensuring they feel valued and contribute their best. Built on a foundation of continuous learning and development, we have implemented programs that support career progression, enhance managerial capabilities and create a culture of collaboration and engagement. These efforts ensure that our workforce is well-prepared to meet today’s challenges and equipped to lead the future.

Talent Development, Attraction and Retention

•
To develop, attract and retain the best employees, we are committed to providing a total compensation package that is market-based, performance driven, fair and internally equitable.
•
Our goal is to be competitive both within the general employment market and with our competitors in the real estate industry, with our strongest performers being paid more.
•
Base pay is reviewed annually, along with Equity Residential’s compensation framework. This process involves partnering with managers to create and update job descriptions that accurately reflect the duties, skills, experience and education required for each role. We then benchmark the Company’s pay practices and budget as well as our job roles against third-party compensation surveys to determine the market value of each position.
•
During the year-end performance evaluation process, managers review and calibrate compensation for their team members in an effort to ensure fairness in our pay practices, while recognizing and rewarding top talent to keep them motivated.
•
We benefit from a diverse workforce, of which over 60% currently identify as ethnically diverse.
•
We are committed to fostering a safe, inclusive and productive workplace for all employees. We believe our strength lies in our differences. By fostering a work environment built on respect, trust and collaboration, we create an exceptional experience where employees can bring their full selves to work and thrive in their careers.
•
We actively work to expand the breadth of our talent pipeline at all levels, with an enhanced focus on mid-management and higher positions. We connect with emerging real estate talent in the communities we serve, sponsor internships and ensure educational opportunities are accessible to more students.

•
We employ interns from universities nationwide and local colleges to provide pathways for students of various backgrounds interested in real estate.

Employee Engagement

•
Employee engagement and experience are extremely important at Equity Residential. Our Employee Experience (EX) Survey measures employee engagement, manager effectiveness, trust and inclusion, among other components of the employee experience.
•
Our 2024 engagement score of 77.4% favorability is very strong, especially given changes in employee expectations over the past several years. Our inclusion index score of 84.4% demonstrates significant employee favorability for our initiatives and a greater sense of belonging.
•
We launched an Engagement Advisory Group dedicated to identifying opportunities to bolster our engagement scores and improve the employee experience by leveraging insights gleaned from our 2023 engagement survey.
•
Executive leaders are assessed annually on leadership results on inclusion, engagement and manager completion of Ethics and Positive Workplace training, which for 2024 were measured by an employee experience survey and course completion rates.

Training and Development

•
Our HR Transformation Learning & Development team is focused on driving innovation, connection and a culture of continuous growth. We work hand-in-hand with leaders and employees to create meaningful learning experiences that allow everyone to succeed. With tailored learning paths, we guide employees on personalized development journeys, helping them build the skills they need to thrive.
•
Leadership development is a key focus, giving current and future leaders the tools to inspire, innovate and lead with impact. Whether it’s hands-on workshops, virtual learning or self-paced programs, our team blends diverse approaches to meet evolving needs and elevate our organization to the next level.

Health, Total Rewards and Wellness

•
Equity Residential empowers employees to thrive across physical, mental, financial, career, social and community dimensions of wellbeing. By fostering an environment where employees bring their best selves to work, we enable impactful contributions to our business, culture and communities, underscoring the connection between employee wellbeing and organizational success.
•
Recognizing that one size does not fit all when supporting our employees, we offer a comprehensive and inclusive benefits package designed to meet a wide range of needs. Our programs include medical, dental and vision coverage; mental health and stress management resources; financial wellness tools; and support for proactive self-care. From addressing complex health conditions to providing resources for everyday wellbeing, we believe our benefits ensure every employee feels supported, balanced and able to thrive.
•
To address the ongoing importance of mental health, we provide culturally competent and accessible resources, including educational tools, free access to an industry-leading meditation app for employees and their families, partnerships with virtual care providers and an Employee Assistance Program offering five free counseling sessions per year per presenting matter. These efforts focus on mindfulness, stress management and building resilience to enhance productivity and overall wellbeing.
•
We prioritize proactive healthcare by covering 100% of preventive care for employees, a longstanding commitment that predates healthcare reform. We removed financial barriers to accessing affordable, life-saving medications, such as insulin, opioid overuse, asthma and severe allergic reaction medications, by eliminating out-of-pocket expenses for these medications within our medical plan. Our robust wellness program encourages ongoing healthy behaviors, rewards proactive health management and ensures accessible care for ongoing health needs and emergencies, fostering a balanced and healthy workforce.
•
In 2024, we reimagined recognition, introducing popular digital recognition badges awarded at the peer-to-peer, manager-to-employee and officer-to-employee levels. We rebuilt our year-end awards program for all employees and added new governance, accountability and reporting layers to ensure compliance and equitable application. It was codified in a recognition playbook that informs and guides any employee on recognition and appreciation best practices.

•
Financial benefits and resources help our employees manage their money better today, while preparing for financial milestones and retirement in the future. Financial peace of mind is at the core of these offerings, whether it’s our generous 401(k) match, basic and supplemental insurance to ensure our loved ones and possessions are cared for, rent discounts at our properties or additional savings and investment options like our employee share purchase plan.
•
When employees move up in skill and experience, so does Equity Residential. We encourage our employees to push the boundaries of their comfort zones and seek new challenges through several learning resources and courses. We actively promote from within, and many senior corporate and property leaders have risen from entry level or junior positions.
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

Investing in real estate is subject to varying degrees and types of risk. While we seek to mitigate these risks through various strategies, including geographic diversification, market research and proactive asset management, among other techniques, these risks cannot be eliminated entirely. Factors that have in the past and may in the future impact cash flows and real estate values include, but are not limited to:

•
Local economic conditions, particularly oversupply or reductions in demand;
•
National, regional and local political and regulatory climates, governmental fiscal health and governmental policies;
•
The inability or unwillingness of residents to pay rent increases;
•
Increases in our operating expenses due to inflation, tariffs, immigration issues or other cost pressures;
•
Cost and availability of labor and materials required to maintain our properties at acceptable standards;
•
Availability of attractive financing opportunities;
•
Changes in social preferences, demographics or migration patterns; and
•
Additional risks that are discussed below.

The geographic concentration of our properties could have an adverse effect on our operations.

While the Company continues to diversify its portfolio with the addition of the Expansion Markets, the Company’s properties are still predominantly concentrated in our Established Markets (generally within certain dense urban and suburban submarkets). If one or more of these markets is unfavorably impacted by specific geopolitical and/or economic conditions, local real estate conditions, increases in social unrest, increases in real estate and other taxes, reduced quality of life, deterioration of local or state government health, rent control or rent stabilization laws, other similar regulations, or localized environmental and climate issues, the impact of such conditions may have a more negative impact on our results of operations than if our properties were more geographically diverse. Additionally, to the extent that these markets or submarkets become less desirable to operate in, including changes in multifamily housing supply and demand, our results of operations could be more negatively impacted than if we were more diversified within our markets or invested in a greater number of markets.

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

Additionally, we have and may in the future acquire large portfolios of properties or companies that could increase our size and result in alterations to our capital structure. We may be unable to integrate the operations or accurately assess the liabilities of newly acquired large portfolios or companies and realize the anticipated synergies and other benefits or do so within the anticipated time frame.

Furthermore, we have in the past and may in the future decide to invest in new markets outside of our existing Established Markets by acquiring and/or developing properties in accordance with the Company's long-term investment strategy. Our historical experience in our Established Markets does not ensure that we will be able to operate successfully in new markets, should we choose to enter them. Entering into new markets may expose us to a variety of risks, including an inability to accurately evaluate local market conditions and local economies, to identify appropriate acquisition and/or development opportunities, to hire and retain key personnel and a lack of familiarity with local governmental regulations.

Construction risks on our development projects could affect our profitability.

We intend to continue to develop multifamily properties through both wholly owned and joint venture arrangements as part of our business strategy. Development often includes long planning and entitlement timelines, subjecting the projects to changes in market conditions. It can involve complex and costly activities, including significant environmental remediation or construction work in our markets. We have experienced and may continue to experience an increase in costs due to general disruptions that affect the cost of labor and/or materials, such as supply chain disruptions, trade disputes, tariffs, immigration issues, labor unrest, geopolitical conflicts or other factors that create inflationary pressures. We may abandon opportunities that we have already begun to explore for a number of reasons, and as a result, we may fail to recover costs already incurred in exploring those opportunities, potentially causing an impairment charge. We may also be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third-party permits and authorizations. These and other risks inherent in development projects, including the joint venture risks noted below, could result in increased costs or the delay or abandonment of opportunities.

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
•
These projects generally use mortgage debt (including variable rate constructions loans) to finance their activities at a higher leverage level (and at a potentially higher cost due to higher variable rates) than how we finance the Company as a whole;
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

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. Noncontrolling interests and passive investments are inherently risky because we have limited ability to influence business decisions. The managers of such investments have autonomy over the day-to-day operations of the business and may make business, financial or management decisions with which we do not agree or take risks or otherwise act in a manner that does not serve our interests. In addition, the market for the technologies or products these companies are developing are typically in the early stages and may not materialize to the expected scale, causing these companies to abandon, modify or alter their product, service or overall strategy. Further, there is no assurance that these companies can obtain additional capital or resources, generate sufficient cash flow to sustain operations and successfully execute their strategy or that their equity will become sufficiently liquid for us to effectively monetize our investment. The performance of these investments may also rely on the services of a limited number of key individuals, the loss of whom could significantly adversely affect such investments’ performance. As a result, we may recognize an impairment of our investment or be unable to sell or otherwise monetize any of the investments we have acquired or may acquire in the future.

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

The Non-Residential space (includes retail and public parking garage operations) at our properties primarily serves as an additional amenity for our residents and neighbors. The longer-term nature of our Non-Residential leases (generally five to ten years with market based renewal options) and the characteristics of many of our Non-Residential tenants (generally small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our existing Non-Residential space expire or are otherwise terminated, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. The presence of competitive alternatives and other market conditions (including online shopping) may affect our ability to lease our Non-Residential space and impact the level of rents we can obtain. If our Non-Residential tenants experience financial distress or bankruptcy, they may fail to comply with their contractual obligations, seek concessions, such as rent abatements and deferrals, in order to continue operations or cease their operations, any or all of which could lead us to record a non-cash write-off of a tenant's straight-line rent receivable (like we did in 2023 due to the Rite Aid bankruptcy) and could adversely impact our results of operations and financial condition.

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

Corporate responsibility evaluations remain highly important to some investors and other stakeholders. Certain organizations that provide corporate governance and other corporate risk advisory services to investors have developed scores and ratings to evaluate companies and investment funds based upon corporate responsibility metrics. Many investors focus on corporate responsibility-related business practices and scores when choosing to allocate their capital and may consider a company's score as a reputational or other factor in making an investment decision. Government regulators' and investors' increased focus and activism related to corporate responsibility and similar matters may constrain our business operations or increase expenses or capital expenditures. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of corporate responsibility factors. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, the criteria by which companies are rated for their efforts may change, which could cause us to receive different scores than in previous years. Our rating could result in a negative perception of the Company, exclusion of our securities from consideration by certain investors who may elect to invest with our competition instead and/or cause investors to reallocate their capital away from the Company, all of which could have an adverse impact on the price of our securities.

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

Dislocations and disruptions in capital markets could result in increased costs or lack of availability of debt financing (including under our commercial paper program) and equity financing. This includes any disruptions that may occur as a result of the potential privatization of the currently government sponsored organizations, Fannie Mae and Freddie Mac. Such events may affect our ability to refinance existing debt, require us to utilize higher cost alternatives and/or impair our ability to adjust to changing economic and business conditions. Capital market disruptions have and could continue to negatively impact our ability to make acquisitions or make it more difficult or not possible for us to sell properties or may unfavorably affect the price we receive for properties that we do sell. Such disruptions could cause the price of our securities to decline.

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

A significant downgrade in our credit ratings, while not affecting our ability to draw proceeds under the Company’s revolving credit facility, would cause the corresponding borrowing costs to increase, impact our ability to borrow secured and unsecured debt, and potentially impair our ability to access the commercial paper market or otherwise limit our access to capital. In addition, a downgrade below investment grade would likely cause us to lose access to the commercial paper market and would require us to post cash collateral and/or letters of credit in favor of some of our secured lenders to cover our self-insured property and liability insurance deductibles or to obtain lower deductible insurance compliant with the lenders’ requirements at the lower ratings level.

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

Any additional issuance of Common Shares (including those issued under our At-The-Market ("ATM") program) or Units would reduce the percentage of our Common Shares and Units owned by existing investors. In some circumstances, shareholders and unitholders will not be entitled to vote on whether or not we issue additional Common Shares or Units. In addition, depending on the terms and pricing of additional offerings of our Common Shares or Units along with the value of our properties, our shareholders and unitholders could experience dilution in both the book value and fair value of their Common Shares or Units, as well as dilution in our actual and expected earnings per share, funds from operations (“FFO”) per share and Normalized FFO per share.

Regulatory and Tax Risks

The adoption of, or changes in, rent control or rent stabilization regulations and eviction restrictions could have an adverse effect on our operations and property values.

In part due to increasing pressure from advocacy groups, a growing number of state and local governments have enacted and may continue to consider enacting and/or expanding rent control, rent stabilization, eviction moratoriums or other regulations that restrict the methods and strategies by which we operate our business. In addition, the federal government has recently considered imposing rent regulations on multifamily properties secured by government-sponsored debt. These regulations specifically and/or effectively limit or could continue to limit our ability to raise rents or charge certain fees (either of which could have a retroactive effect), enforce residents’ or tenants’ contractual rent obligations or pursue collections, all of which could have an adverse impact on our operations and property values.

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

Further, laws and regulations at the federal, state and local level requiring climate-related disclosures, including the rules proposed by the SEC and the legislation recently enacted in the State of California, may increase compliance and data collection costs if and/or when such laws and regulations become effective.

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

In addition, we own and may in the future own additional interests in subsidiary entities that have elected or will elect to be taxed as REITs. As such, each must separately satisfy all of the requirements to qualify for REIT status. If a subsidiary REIT did not satisfy such requirements, and certain relief provisions did not apply, it would be taxed as a regular corporation and its income would be subject to U.S. federal income taxation. Failure to comply with these complex REIT rules at the subsidiary REIT level can have a material and detrimental impact to EQR’s REIT status.

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

Certain provisions of Maryland law could inhibit changes in control.

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

General Risk Factors

Risk of Pandemics or Other Health Crises.

Pandemics, epidemics or other health crises or public emergencies have and could in the future disrupt our business. Both global and locally targeted health events could materially affect areas where our properties, corporate/regional offices or major service providers are located. These events have and could in the future have an adverse effect on our business, results of operations, financial condition and liquidity, which could also heighten many of the other risks described elsewhere in this Item 1A, Risk Factors.

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

A cybersecurity incident is an unauthorized occurrence, or a series of related unauthorized occurrences, on or conducted through the Company's information systems that jeopardizes the confidentiality, integrity or availability of our information systems or any information residing therein. These events can include gaining unauthorized access to systems to disrupt operations, corrupt data or steal confidential information, including information regarding our residents, prospective residents, employees and employees’ dependents.

Despite system redundancy, the implementation of security measures, required employee awareness training and the existence of a disaster recovery plan, our information technology systems, including those maintained by third-party vendors with which we do business, are vulnerable to damage and interruption from any number of sources beyond our control, including energy blackouts, natural disasters, terrorism, geopolitical events, telecommunication failures and cyber attacks. We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, phishing attempts, social engineering, ransomware or other scams, persons inside our organization or persons/vendors with access to our systems and other significant disruptions of our information technology networks and related systems, including property infrastructure. These risks have increased due to increased reliance on remote working and other electronic interactions with our current and prospective residents. Our information technology networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. We use these systems to manage our resident and vendor relationships, internal communications, accounting and record-keeping systems and many other key aspects of our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks, which also depend on the strength of our procedures and the effectiveness of our internal controls as well as those of vendors with whom we do business. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

We may periodically collect and store personally identifiable information of our residents and prospective residents in connection with our leasing activities, and we may collect and store personally identifiable information of our employees and their dependents. In addition, we often engage third-party service providers that may have access to such personally identifiable information in connection with providing necessary information technology, security and other business services to us. Despite the fact that we monitor and perform a comprehensive review of businesses that we contract with that represent a cybersecurity risk to the organization, the systems of these third-party service providers may contain defects in design or other problems that could unexpectedly compromise personally identifiable information or lead to other types of cyber breaches. Although we make efforts to maintain the security and integrity of our information technology networks and those of our third-party providers and we have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging.

A breach or significant and extended disruption in the function of our systems, including our primary website, could damage our reputation and cause us to lose residents and revenues, result in a violation of applicable privacy and other laws, generate third-party claims, result in the unintended and/or unauthorized public disclosure or the misappropriation of proprietary, personally identifiable and confidential information and require us to incur significant expenses to address and remediate or otherwise resolve these kinds of issues. We may not be able to recover these expenses in whole or in any part from our service providers, our insurers or any other responsible parties. Our insurance coverage may not be sufficient to cover all losses related to cybersecurity incidents. As a result, there can be no assurance that our financial results would not be negatively impacted.

We are also subject to laws, rules, and regulations in the United States, such as the California Privacy Rights Act (“CPRA”), relating to the collection, use, and security of resident, tenant, employee and other data. Evolving compliance and operational requirements under the CPRA and the privacy laws of other jurisdictions in which we operate may impose significant costs that are likely to increase over time. Our failure to comply with laws, rules and regulations related to privacy and data protection could harm our business or reputation or subject us to fines and penalties.

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

We are involved and may continue to be involved in legal proceedings, claims, class actions, inquiries and governmental investigations in the ordinary course of business. These legal proceedings may include, but are not limited to, proceedings related to consumer, shareholder, securities, antitrust, employment, environmental, development, condominium conversion, tort, eviction and commercial legal issues. Litigation can be lengthy and expensive, and it can divert management's attention and resources. Results cannot be predicted with certainty, and an unfavorable outcome in litigation could result in liability material to our financial condition or results of operations. See Item 3, Legal Proceedings, for additional discussion.

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

Earthquake risk: Our policies insuring against earthquake losses have substantial deductibles which are applied to the values of the buildings involved in the loss. With the geographic concentration of our properties, a single earthquake affecting a market may have a significant negative effect on our financial condition and results of operations, as well as insurers' ability to pay claims. We cannot assure that an earthquake would not cause damage or losses greater than insured levels. In the event of a loss in excess of insured limits, we could lose our capital invested in the affected property or market, as well as anticipated future revenue.

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

Our cybersecurity incident response processes are designed to escalate certain cybersecurity events to members of management depending on the circumstances. Key members of management, including representatives from information technology ("IT"), operations, legal, finance, risk management and internal audit, serve on the Company’s senior security incident response team to help the Company mitigate and remediate cybersecurity incidents of which they are notified, and certain cybersecurity incidents are escalated to the Company’s executives. In addition, the Company’s incident response processes include potential reporting to the Audit Committee of our Board of Trustees for certain cybersecurity incidents.

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

Governance

Our Information Technology Security Team, under the oversight of our Senior Vice President and Chief Technology Officer and the leadership of our VP of IT Infrastructure and Security, is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The Information Technology Security Team manages and continually enhances a robust enterprise security structure with the ultimate goal of minimizing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. Our Information Technology Security Team possesses decades of experience in navigating cybersecurity threats and mitigating associated risks as a result of holding similar positions at other large companies. Most members of the team hold degrees in cybersecurity and/or related disciplines, have cybersecurity certifications such as Certified Information Systems Security Professional (CISSP) and/or periodically attend various cyber-focused conferences and training programs. Specifically, our Senior Vice President and Chief Technology Officer and our VP of IT Infrastructure and Security combined have over 30 years of technology and cybersecurity experience. The team provides regular reports to senior management and affected departments on various cybersecurity threats, assessments and findings.

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

Item 2. Properties

As of December 31, 2024, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 311 properties located in 10 states and the District of Columbia consisting of 84,249 apartment units. See Item 1, Business, for additional information regarding the Company’s properties and the markets/metro areas upon which we are focused. The Company’s properties are summarized by building type in the following table:

Type	Properties	Apartment Units	Average Apartment Units
Garden	95	26,087	275
Mid/High-Rise	216	58,162	269
	311	84,249	271

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

The Company’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	295	80,331
Partially Owned Properties – Consolidated	12	2,656
Partially Owned Properties – Unconsolidated	4	1,262
	311	84,249

The following table sets forth certain information by market relating to the Company’s properties at December 31, 2024:

Portfolio Summary
Markets/Metro Areas	Properties	Apartment Units	% of Stabilized Budgeted NOI	Average Rental Rate
Established Markets:
Los Angeles	58	14,733	16.7%	$2,942
Orange County	12	3,718	4.7%	2,949
San Diego	11	2,649	3.7%	3,189
Subtotal – Southern California	81	21,100	25.1%	2,974

Washington, D.C.	43	13,846	15.1%	2,788
San Francisco	40	11,315	14.8%	3,351
New York	34	8,536	14.1%	4,690
Boston	27	7,237	11.3%	3,643
Seattle	42	8,854	9.9%	2,636
Subtotal – Established Markets	267	70,888	90.3%	3,232

Expansion Markets:
Denver	15	4,408	4.0%	2,369
Atlanta	14	4,356	3.1%	2,020
Dallas/Ft. Worth	12	3,855	2.3%	1,965
Austin	3	742	0.3%	1,754
Subtotal – Expansion Markets	44	13,361	9.7%	2,105
Total	311	84,249	100.0%	$3,056

Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

The following tables provide a rollforward of the apartment units included in Same Store Properties (please refer to the Definitions section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the year ended December 31, 2024:

	December 31, 2024
	Properties	Apartment Units
Same Store Properties at December 31, 2023	288	76,297
2021 acquisitions (not stabilized until 2022)	1	421
2022 acquisitions	1	172
2024 dispositions (1)	(13)	(2,598)
Lease-up properties stabilized (1)	4	986
Other	—	21
Same Store Properties at December 31, 2024	281	75,299

	December 31, 2024
	Properties	Apartment Units
Same Store	281	75,299
Non-Same Store:
2024 acquisitions	18	5,373
2023 acquisitions	4	1,183
Properties removed from same store (2)	2	819
Lease-up properties not yet stabilized (3)	5	1,574
Other	1	1
Total Non-Same Store	30	8,950
Total Properties and Apartment Units	311	84,249

Note: Properties are considered “stabilized” when they have achieved 90% Physical Occupancy for three consecutive months. Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

(1)
Includes one former third-party master-leased property which was stabilized and subsequently sold.

(2)
Consists of two properties which were removed from the same store portfolio as discussed further below:
a.
Lorien Ivy (fka Laguna Clara) located in Santa Clara, CA containing 222 apartment units was removed from the same store portfolio in the second quarter of 2022 due to a major renovation and redevelopment project, including the demolition of 42 apartment units. As of December 31, 2024, the property had a Physical Occupancy of 95.9%. This property will not return to the same store portfolio until it is stabilized for all of the current and comparable periods presented, which has not yet occurred.
b.
Pearl MDR located in Marina Del Rey, CA containing 597 apartment units was removed from the same store portfolio in the third quarter of 2022 due to a large scale re-piping and renovation project in which significant portions of the property are being taken offline for extended time periods. As of December 31, 2024, the property had a Physical Occupancy of 75.9%. This property will not return to the same store portfolio until it is stabilized for all of the current and comparable periods presented.
(3)
Consists of properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

For the year ended December 31, 2024, the Company’s same store Physical Occupancy was 96.2% and its total portfolio-wide Physical Occupancy, which includes completed development properties in various stages of lease-up, was 96.0%. Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation.

The properties in various stages of development and lease-up at December 31, 2024 are included in the following table:

Development and Lease-Up Projects as of December 31, 2024
(Amounts in thousands except for project and apartment unit amounts)

								Estimated/Actual
Projects	Location	Ownership Percentage	No. of Apartment Units	Total Budgeted Capital Cost	Total Book Value to Date	Total Debt (1)	Percentage Completed	Start Date	Initial Occupancy	Completion Date	Stabilization Date	Percentage Leased / Occupied
CONSOLIDATED:
Projects Under Development:
Lorien (fka Laguna Clara II)	Santa Clara, CA	100%	225	$152,621	$140,939	$—	97%	Q2 2022	Q1 2025	Q1 2025	Q4 2025	2% / –
The Basin	Wakefield, MA	95%	440	232,172	120,767	—	43%	Q1 2024	Q4 2025	Q3 2026	Q2 2027	– / –
Projects Under Development - Consolidated			665	384,793	261,706	—

UNCONSOLIDATED:
Projects Under Development:
Alexan Harrison	Harrison, NY	62%	450	200,664	198,595	108,413	99%	Q3 2021	Q1 2024	Q1 2025	Q2 2026	67% / 62%
Solana Beeler Park	Denver, CO	90%	270	85,206	82,803	48,063	98%	Q4 2021	Q3 2024	Q2 2025	Q4 2025	19% / 15%
Modera Bridle Trails	Kirkland, WA	95%	369	185,282	66,603	—	19%	Q3 2024	Q2 2027	Q3 2027	Q4 2028	– / –
Modera South Shore	Marshfield, MA	95%	270	121,918	38,486	—	17%	Q3 2024	Q1 2026	Q4 2026	Q2 2027	– / –
Projects Under Development - Unconsolidated			1,359	593,070	386,487	156,476

Projects Completed Not Stabilized:
Alloy Sunnyside	Denver, CO	80%	209	70,004	69,277	35,815	100%	Q3 2021	Q2 2024	Q2 2024	Q3 2025	40% / 31%
Remy (Toll)	Frisco, TX	75%	357	98,937	96,869	49,855	97%	Q1 2022	Q2 2024	Q4 2024	Q3 2025	68% / 64%
Sadie (fka Settler) (Toll)	Fort Worth, TX	75%	362	82,775	77,311	37,374	98%	Q2 2022	Q2 2024	Q4 2024	Q3 2025	60% / 55%
Lyle (Toll) (2)	Dallas, TX	75%	334	86,332	82,949	46,676	98%	Q3 2022	Q1 2024	Q4 2024	Q1 2026	60% / 55%
Projects Completed Not Stabilized - Unconsolidated			1,262	338,048	326,406	169,720

Total Development Projects - Consolidated			665	384,793	261,706	—
Total Development Projects - Unconsolidated			2,621	931,118	712,893	326,196
Total Development Projects			3,286	$1,315,911	$974,599	$326,196

(1)
All unconsolidated projects are being partially funded with project-specific construction loans. None of these loans are recourse to the Company.
(2)
The land parcel under this project is subject to a long-term ground lease.

Item 3. Legal Proceedings

The Company is involved in various pending and threatened legal proceedings which arise in the ordinary course of business. The Company evaluates these litigation matters on an ongoing basis, but in no event less than quarterly, in assessing the adequacy of its accruals and disclosures. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, the Company records new accruals and/or adjusts existing accruals that represent its best estimate of the loss incurred based on the facts and circumstances known at that time. As of December 31, 2024 and December 31, 2023, the Company’s litigation accruals approximated $42.4 million and $17.1 million, respectively, and are included in other liabilities in the consolidated balance sheets. Actual losses may differ materially from the amounts noted above and the ultimate outcome of these legal proceedings is generally not yet determinable. As of December 31, 2024 and December 31, 2023, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate and inclusive of the matters accrued for as noted above, may reasonably be expected to have a material adverse effect on the Company and its financial condition.

The Company has been named as a defendant in a number of cases filed in late 2022 and 2023 alleging antitrust violations by RealPage, Inc., a seller of revenue management software products, and various owners and/or operators of multifamily housing, including us, that have utilized these products. The complaints allege collusion among the defendants to illegally fix and inflate the pricing of multifamily rents and seek monetary damages, injunctive relief, fees and costs. All of the cases except for one have been consolidated into a single putative class action in the United States District Court for the Middle District of Tennessee. On December 28, 2023, motions to dismiss this consolidated action, filed by RealPage, Inc. as well as us and our multifamily co-defendants, were denied by the Court and the case is proceeding. Another case with similar allegations has been filed by the District of Columbia against RealPage, Inc. and a number of multifamily owners and/or operators, including us, and no assurance can be given that similar additional cases will not be filed in the future. We believe these various lawsuits are without merit and we intend to vigorously defend against them. As these proceedings are in the early stages, it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in any of these cases.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Share/Unit Information (Equity Residential and ERP Operating Limited Partnership)

The Company’s Common Shares trade on the New York Stock Exchange under the trading symbol EQR. There is no established public market for the Operating Partnership’s Units (OP Units and restricted units). At February 6, 2025, the number of record holders of Common Shares was approximately 1,630 and 379,705,225 Common Shares were outstanding. At February 6, 2025, the number of record holders of Units in the Operating Partnership was approximately 450 and 391,519,896 Units were outstanding.

Unregistered Common Shares Issued in the Quarter Ended December 31, 2024 (Equity Residential)

During the quarter ended December 31, 2024, EQR issued 19,181 Common Shares in exchange for 19,181 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

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

Results of Operations

2023 and 2024 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the years ended December 31, 2023 and 2024:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2022	308	79,597
Acquisitions:
Consolidated Rental Properties	2	577	$189,734	5.1%
Consolidated Rental Properties – Not Stabilized	2	606	$176,600	5.9%
			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(11)	(912)	$(379,893)	(5.5)%

Completed Developments – Consolidated	1	312
Configuration Changes	—	11
12/31/2023	302	80,191
			Purchase Price	Acquisition Cap Rate
Acquisitions:
Consolidated Rental Properties	16	4,986	$1,438,250	5.1%
Consolidated Rental Properties – Not Stabilized	2	387	$153,845	5.5%
Unconsolidated Land Parcels	—	—	$33,394
			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(13)	(2,598)	$(975,641)	(5.4)%

Completed Developments – Unconsolidated	4	1,262
Configuration Changes	—	21
12/31/2024	311	84,249

Acquisitions

•
The consolidated properties acquired in 2023 are located in the Atlanta (3) and Denver markets;
•
In 2023, the Company acquired its joint venture partner's 10.0% interest in a 200-unit apartment property located in the San Francisco market for $4.6 million, of which the Company paid $3.7 million in cash and ERPOP issued $0.9 million of 3.00% Series Q Preference Units. The property is now wholly owned. The Company also repaid $64.7 million of mortgage debt at par prior to maturity in conjunction with the buyout;
•
The consolidated properties acquired in 2024 are located in the Atlanta (7), Boston, Dallas/Ft. Worth (5) and Denver (5) markets; and
•
In 2024, the Company acquired its joint venture partner's 8.0% interest in a 312-unit apartment property located in the Washington, D.C. market for $3.1 million in cash. The property is now wholly owned. The Company also repaid $67.9 million of the joint venture construction mortgage debt during 2023.

Dispositions

•
The consolidated properties disposed of in 2023 were located in the Los Angeles (8), Seattle (2) and San Francisco markets; and

•
The consolidated properties disposed of in 2024 were located in the Boston, Orange County, San Francisco (3), Washington, D.C. (5), Seattle (2) and San Diego markets.

Developments

•
Consolidated:
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
•
The Company spent approximately $78.2 million during 2023, primarily for consolidated development projects;
•
The Company commenced construction on one partially owned consolidated apartment property during 2024, located in the Boston market, consisting of 440 apartment units totaling approximately $232.2 million of expected development costs;
•
The Company stabilized one partially owned consolidated apartment property during 2024, located in the Washington, D.C. market, consisting of 312 apartment units totaling approximately $106.0 million of development costs; and
•
The Company spent approximately $129.8 million during 2024, primarily for consolidated development projects.

•
Unconsolidated:
•
The Company entered into two separate unconsolidated joint ventures during 2023 for the purpose of developing vacant land parcels in the Boston and Seattle markets. The Company’s total investment in these two joint ventures was approximately $4.9 million as of December 31, 2023;
•
The Company spent approximately $42.8 million during 2023, primarily for unconsolidated development projects;
•
The Company completed construction on four unconsolidated apartment properties during 2024, located in the Denver and Dallas/Ft. Worth (3) markets, consisting of 1,262 apartment units totaling approximately $338.0 million of development costs;
•
The Company spent approximately $103.8 million during 2024, primarily for unconsolidated development projects; and
•
The Company previously entered into two separate unconsolidated joint ventures for the purpose of developing vacant land parcels in the Boston and Seattle markets. During 2024, the joint ventures acquired their respective land parcels for the total purchase price listed above. The Company commenced construction on these two apartment properties, which are expected to contain 639 total apartment units. Total expected development cost for these projects is $307.2 million, and the Company's total investment in these two joint ventures is approximately $90.9 million as of December 31, 2024.

See Notes 4 and 5 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments and investments in partially owned entities.

Comparison of the year ended December 31, 2024 to the year ended December 31, 2023

The following table presents a reconciliation of diluted earnings per share/unit for the year ended December 31, 2024 as compared to the same period in 2023:

Year Ended December 31
Diluted earnings per share/unit for full year 2023	$2.20
Property NOI	0.18
Interest expense	(0.04)
Corporate overhead (1)	(0.04)
Net gain/loss on property sales	0.68
Depreciation expense	(0.17)
Other	(0.09)
Diluted earnings per share/unit for full year 2024	$2.72

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

The following tables present reconciliations of net income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results (amounts in thousands):

	Year Ended December 31,
	2024	2023	$ Change	% Change
Net income	$1,070,975	$868,488	$202,487	23.3%
Adjustments:
Property management	132,739	119,804	12,935	10.8%
General and administrative	61,653	60,716	937	1.5%
Depreciation	952,191	888,709	63,482	7.1%
Net (gain) loss on sales of real estate properties	(546,797)	(282,539)	(264,258)	93.5%
Interest and other income	(30,329)	(22,345)	(7,984)	35.7%
Other expenses	74,051	29,419	44,632	151.7%
Interest:
Expense incurred, net	285,735	269,556	16,179	6.0%
Amortization of deferred financing costs	7,834	8,941	(1,107)	(12.4)%
Income and other tax expense (benefit)	1,256	1,148	108	9.4%
(Income) loss from investments in unconsolidated entities	8,974	5,378	3,596	66.9%
Total NOI	$2,018,282	$1,947,275	$71,007	3.6%
Rental income:
Same store	$2,823,418	$2,740,193	$83,225	3.0%
Non-same store/other	156,690	133,771	22,919	17.1%
Total rental income	2,980,108	2,873,964	106,144	3.7%
Operating expenses:
Same store	894,477	869,635	24,842	2.9%
Non-same store/other	67,349	57,054	10,295	18.0%
Total operating expenses	961,826	926,689	35,137	3.8%
NOI:
Same store	1,928,941	1,870,558	58,383	3.1%
Non-same store/other	89,341	76,717	12,624	16.5%
Total NOI	$2,018,282	$1,947,275	$71,007	3.6%

See Note 16 in the Notes to Consolidated Financial Statements for our disclosure of reportable segments.

•
The increase in same store rental income is primarily driven by good demand and modest supply across most of our markets.

•
The increase in same store operating expenses is due primarily to:
•
Real estate taxes – An $11.2 million increase due to escalation in rates and assessed values including an approximately one percentage point contribution to growth from 421-a tax abatement burnoffs in New York City. Once the burnoffs are completed, previously rent-restricted apartment units will transition to market;
•
Other on-site operating expenses – A $3.4 million increase primarily driven by higher property-related legal expenses;
•
Insurance – A $3.3 million increase due to higher premiums on property insurance renewal due to conditions in the insurance market that while less difficult than recent years, remain challenging;
•
Utilities – A $3.4 million increase primarily driven by higher water, sewer and trash expense, partially offset by lower commodity prices for gas and electric; and
•
Repairs and maintenance – A $2.3 million increase primarily driven by higher minimum wage on contracted services, partially offset by lower resident Turnover compared to the same period of 2023.
•
Non-same store/other NOI results consist primarily of properties acquired in calendar years 2023 and 2024, operations from the Company’s development properties, other corporate operations and operations prior to disposition from 2023 and 2024 sold properties. The increase in NOI is primarily a result of the Company's net acquisition activity during 2024.
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

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. The increase during the year ended December 31, 2024 as compared to 2023 is primarily attributable to increases in payroll-related costs, information technology expenses and legal and professional fees.

General and administrative expenses, which include corporate operating expenses, increased during the year ended December 31, 2024 as compared to 2023, primarily due to increases in legal and professional fees and other public company costs, partially offset by decreases in payroll-related costs.

Depreciation expense increased during the year ended December 31, 2024 as compared to 2023, primarily as a result of additional depreciation expense on properties acquired in 2023 and 2024 and development properties placed in service during 2023 and 2024, partially offset by lower depreciation from properties sold in 2023 and 2024.

Net gain on sales of real estate properties increased during the year ended December 31, 2024 as compared to 2023, primarily as a result of a significantly higher dollar sales volume and the mix of properties sold in 2024 vs. 2023.

Interest and other income increased during the year ended December 31, 2024 as compared to 2023, primarily due to a net increase in realized/unrealized gains on various investment securities, short-term investment income on restricted deposit accounts due to a higher rate environment and higher overall invested balances as well as insurance/litigation settlement proceeds received during 2024 that did not occur in 2023.

Other expenses increased during the year ended December 31, 2024 as compared to 2023, primarily due to increases in litigation accruals and advocacy contributions, partially offset by decreases in data transformation project costs that occurred during 2023 but not during 2024.

Interest expense, including amortization of deferred financing costs, increased during the year ended December 31, 2024 as compared to 2023, primarily due to higher overall debt balances outstanding and higher overall rates, partially offset by higher capitalized interest. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the year ended December 31, 2024 was 3.91% as compared to 3.82% in 2023. The Company capitalized interest of approximately $14.5 million and $12.3 million during the years ended December 31, 2024 and 2023, respectively.

Loss from investments in unconsolidated entities increased during the year ended December 31, 2024 as compared to 2023, primarily as a result of losses incurred on our unconsolidated development properties which recently started lease-up activities, partially offset by increases in net income of unconsolidated operating properties and a gain on sale of an unconsolidated operating property.

For comparison of the year ended December 31, 2023 to the year ended December 31, 2022, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2023.

Same Store Results

Properties that the Company owned and were stabilized for all of both 2024 and 2023, which represented 75,299 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% Physical Occupancy for three consecutive months.

The following table provides results and statistics related to our Residential same store operations for the years ended December 31, 2024 and 2023:

2024 vs. 2023

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	2024 % of Actual NOI	2024 Average Rental Rate	2024 Weighted Average Physical Occupancy %	2024 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	14,136	17.7%	$2,933	95.6%	43.3%	2.5%	0.3%	(1.2%)
Orange County	3,718	5.3%	2,925	95.9%	38.2%	3.7%	(0.4%)	0.6%
San Diego	2,649	4.1%	3,167	95.9%	40.6%	3.5%	0.5%	(1.3%)
Subtotal – Southern California	20,503	27.1%	2,962	95.7%	42.0%	2.9%	0.2%	(0.9%)

San Francisco	11,093	16.1%	3,326	96.1%	44.2%	1.1%	0.5%	(0.1%)
Washington, D.C.	13,534	15.9%	2,743	96.8%	40.7%	4.6%	0.0%	0.0%
New York	8,536	14.6%	4,640	97.3%	33.6%	3.0%	0.5%	(3.6%)
Boston	7,077	11.3%	3,615	96.0%	41.5%	3.6%	0.0%	(2.6%)
Seattle	8,853	10.2%	2,607	96.2%	45.2%	1.2%	1.0%	(3.1%)
Denver	2,505	2.6%	2,410	96.2%	54.9%	0.2%	(0.1%)	(3.2%)
Other Expansion Markets	3,198	2.2%	1,946	95.1%	56.9%	(2.2%)	0.3%	(1.0%)

Total	75,299	100.0%	$3,127	96.2%	42.5%	2.6%	0.3%	(1.5%)

Note: The above table reflects Residential same store results only. Residential operations account for more than 96.0% of total revenues for the year ended December 31, 2024.

During the year ended December 31, 2024, the Company's operating business performed well, with healthy demand across most of our markets supported by a continuing solid job market, high employment levels and high wage growth among our target renter demographic. Competitive new supply was modest in our Established Markets, but has been elevated in our Expansion Markets. As expected, our East Coast markets were our best performers. On the West Coast, Seattle showed improvement, while San Francisco improved but at a more modest pace. Our Southern California markets (namely the city of Los Angeles) showed good demand but greater price sensitivity during the second half of 2024, though pricing started improving later in the year.

We continued to make progress in delinquent resident move-out activity, which reduced delinquencies in our portfolio. However, that progress was slower during 2024 than originally anticipated.

Activity in the transaction market was intermittent in 2024. However, we were able to source attractive opportunities to acquire properties in our Expansion Markets. We are excited to grow our portfolio and create operating scale in these markets as we execute on our strategy to optimize our portfolio allocation.

Overall, the fundamentals of our business are healthy. Long-term, we expect elevated single family home ownership costs, positive household formation trends, manageable competitive new supply in our Established Markets and moderating competitive new supply in our Expansion Markets. With an overall deficit in housing across the country, we believe our business is well positioned for the future. We also see our resident base as being resilient to economic uncertainty, including elevated inflation, due to higher levels of disposable income and lower relative rent-to-income ratios.

Liquidity and Capital Resources

With approximately $2.0 billion in readily available liquidity, a strong balance sheet, limited near-term debt maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and take advantage of opportunities. See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

	December 31,
	2024	2023	2022
Cash flows provided by (used for):
Operating activities	$1,573,607	$1,532,798	$1,454,756
Investing activities	$(1,176,484)	$(409,504)	$107,792
Financing activities	$(376,952)	$(1,120,471)	$(1,785,612)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the year ended December 31, 2024.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the year ended December 31, 2024 as compared to 2023 increased by approximately $40.8 million primarily as a result of the NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures. For the year ended December 31, 2024, key drivers were:

•
Acquired eighteen consolidated rental properties for approximately $1.6 billion;
•
Disposed of thirteen consolidated rental properties, receiving net proceeds of approximately $960.4 million;
•
Invested $129.8 million primarily in consolidated development projects;
•
Invested $109.7 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives; and
•
Invested $301.4 million in capital expenditures to real estate presented in the table below.

For the year ended December 31, 2024, our actual capital expenditures to real estate included the following (amounts in thousands except for apartment unit and per apartment unit amounts):

Capital Expenditures to Real Estate

For the Year Ended December 31, 2024

	Same Store Properties		Non-Same Store Properties/Other		Total Consolidated Properties	Same Store Avg. Per Apartment Unit
Total Consolidated Apartment Units	75,299		7,688		82,987

Building Improvements	$122,515		$12,781	(2)	$135,296	$1,627
Renovation Expenditures	100,456	(1)	10,837	(2)	111,293	1,334
Replacements	51,026		3,819		54,845	678
Total Capital Expenditures to Real Estate	$273,997		$27,437		$301,434	$3,639

(1)
Renovation Expenditures – Amounts for 3,353 same store apartment units approximated $30,000 per apartment unit renovated.
(2)
Includes expenditures for two properties that have been removed from same store while undergoing major renovations requiring a significant number of apartment units to be vacated to accommodate the extensive planned improvements. The renovation at one property was substantially completed in the second quarter of 2024, while the renovation of the other is ongoing and expected to continue into 2026.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders/unitholders and other Common Share activity. For the year ended December 31, 2024, key drivers were:

•
Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $26.5 million;
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $1.1 billion;
•
Repurchased and retired 652,452 Common Shares, at a weighted average purchase price of $58.95 per share, for an aggregate purchased amount of approximately $38.5 million. See Note 3 in the Notes to Consolidated Financial Statements for further discussion;
•
Repurchased and retired 402,500 Series K Preferred Shares/Preference Units with a liquidation value of approximately $20.1 million for total cash consideration of approximately $21.8 million, inclusive of premiums and accrued dividends through the redemption date. See Note 3 in the Notes to Consolidated Financial Statements for further discussion; and
•
Issued $600.0 million of ten-year 4.65% unsecured notes, receiving net proceeds of approximately $598.0 million before underwriting fees, hedge termination costs and other expenses. The proceeds from this issuance were used to partially fund the Company’s acquisition activity during 2024.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$62,302	$50,743
Restricted deposits	$97,864	$89,252
Unsecured revolving credit facility availability	$1,952,067	$2,086,585

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

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.5 billion (increased from $1.0 billion as of December 18, 2024) subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.5 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of February 6, 2025 (amounts in thousands):

February 6, 2025
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(425,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,438)
Unsecured revolving credit facility availability	$2,071,562

Dividend Policy

The Company declared a dividend/distribution for each quarter in 2024 of $0.675 per share/unit, an annualized increase of 2.0% over the amount paid in 2023. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in January 2025 amounted to $263.5 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended December 31, 2024.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $30.0 billion in investment in real estate on the Company’s balance sheet at December 31, 2024, $26.8 billion or 89.4% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise. For additional details, see Item 1A, Risk Factors.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of December 31, 2024 is as follows:

Debt Summary as of December 31, 2024

($ in thousands)

	Debt Balances	% of Total
Secured	$1,630,690	20.1%
Unsecured	6,491,055	79.9%
Total	$8,121,745	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,401,099	17.3%
Unsecured – Public	5,947,376	73.2%
Fixed Rate Debt	7,348,475	90.5%
Floating Rate Debt:
Secured – Tax Exempt	229,591	2.8%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	543,679	6.7%
Floating Rate Debt	773,270	9.5%
Total	$8,121,745	100.0%

The following table summarizes the Company’s debt maturity schedule as of December 31, 2024:

Debt Maturity Schedule as of December 31, 2024

($ in thousands)

Year	Fixed Rate	Floating Rate		Total	% of Total
2025	$450,000	$552,595	(1)	$1,002,595	12.2%
2026	592,025	9,000		601,025	7.3%
2027	400,000	9,800		409,800	5.0%
2028	900,000	10,700		910,700	11.1%
2029	888,120	11,500		899,620	11.0%
2030	1,148,462	12,700		1,161,162	14.2%
2031	528,500	39,800		568,300	6.9%
2032	—	28,100		28,100	0.4%
2033	550,000	2,300		552,300	6.7%
2034	600,000	2,400		602,400	7.4%
2035+	1,350,850	106,200		1,457,050	17.8%
Subtotal	7,407,957	785,095		8,193,052	100.0%
Deferred Financing Costs and Unamortized (Discount)	(59,482)	(11,825)		(71,307)	N/A
Total	$7,348,475	$773,270		$8,121,745	100.0%

(1)
Includes $544.5 million in principal outstanding on the Company’s commercial paper program.

Interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2024, inclusive of capitalized interest, approximates $225.4 million annually for the next five years, with total remaining obligations of approximately $2.3 billion. For floating rate debt, the current rate in effect for the most recent payment through December 31, 2024 is assumed to be in effect through the respective maturity date of each instrument.

See Note 8 in the Notes to Consolidated Financial Statements for additional discussion of debt at December 31, 2024. See also Notes 7 and 15 in the Notes to Consolidated Financial Statements for additional discussion of contractual obligations and commitments as of December 31, 2024.

Capital Structure

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2024 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential

Capital Structure as of December 31, 2024

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$1,630,690	20.1%
Unsecured Debt			6,491,055	79.9%
Total Debt			8,121,745	100.0%	22.4%
Common Shares (includes Restricted Shares)	379,475,383	97.0%
Units (includes OP Units and Restricted Units)	11,543,773	3.0%
Total Shares and Units	391,019,156	100.0%
Common Share Price at December 31, 2024	$71.76
			28,059,535	99.9%
Perpetual Preferred Equity			17,155	0.1%
Total Equity			28,076,690	100.0%	77.6%
Total Market Capitalization			$36,198,435		100.0%

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2024 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership

Capital Structure as of December 31, 2024

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$1,630,690	20.1%
Unsecured Debt		6,491,055	79.9%
Total Debt		8,121,745	100.0%	22.4%
Total Outstanding Units	391,019,156
Common Share Price at December 31, 2024	$71.76
		28,059,535	99.9%
Perpetual Preference Units		17,155	0.1%
Total Equity		28,076,690	100.0%	77.6%
Total Market Capitalization		$36,198,435		100.0%

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

The Company has an ATM share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. The current program matures in May 2025 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of February 6, 2025.

Forward sale agreements under the ATM program allow the Company, at its election, to settle the agreements by issuing Common Shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement or, alternatively, to settle the agreements in whole or in part through the delivery or receipt of Common Shares or cash. Issuances of shares under these forward sale agreements are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreements are recorded in the consolidated financial statements until settlement occurs. Prior to any settlements, the only impact to the consolidated financial statements is the inclusion of incremental shares, if any, within the calculation of diluted net income per share using the treasury stock method (see Note 10 in the Notes to Consolidated Financial Statements). The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current overnight federal funds rate and the amount of dividends paid to holders of the Company’s Common Shares over the term of the forward sale agreement.

During the year ended December 31, 2024, the Company repurchased and subsequently retired approximately $38.5 million (652,452 shares at a weighted average price per share of $58.95) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR. Prior to the share repurchase activity during the year ended December 31, 2024, the Company had the authority to repurchase up to 13.0 million Common Shares under its share repurchase program. As of February 6, 2025, EQR has remaining authorization to repurchase up to 12,347,548 of its shares.

We believe our ability to access the capital markets is enhanced by ERPOP’s long-term senior debt ratings and short-term commercial paper ratings, as well as EQR’s long-term preferred equity ratings. As of February 6, 2025, the ratings are as follows:

	Standard & Poor’s	Moody's
ERPOP's long-term senior debt rating	A-	A3
ERPOP's short-term commercial paper rating	A-2	P-2
EQR's long-term preferred equity rating	BBB	Baa1

See Note 17 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to December 31, 2024.

Inflation

Inflation primarily impacts our results of operations as a result of wage/payroll pressures, increases in utilities through escalation of commodity costs and increases in repair and maintenance costs through higher contractor costs. In addition, inflation could also impact the interest we pay on our floating rate debt and upon refinancing of fixed rate debt in a high-inflationary environment, our cost of capital and our cost of development, renovation and capital expenditure activities. However, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by increasing rents on our apartment homes, subject to supply and demand conditions. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe inflation had a material impact on our results of operations for the years ended December 31, 2024, 2023 and 2022.

Definitions

The definition of certain terms described above or below are as follows:

•
Acquisition Capitalization Rate or Cap Rate – NOI that the Company anticipates receiving in the next 12 months (or the year two or three stabilized NOI for properties that are in lease-up at acquisition) less an estimate of property management costs/management fees allocated to the project (generally ranging from 2.0% to 4.0% of revenues depending on the size and income streams of the asset) and less an estimate for in-the-unit replacement capital expenditures (generally ranging from $100-$450 per apartment unit depending on the age and condition of the asset) divided by the gross purchase price of the asset. The weighted average Acquisition Cap Rate for acquired properties is weighted based on the projected NOI streams and the relative purchase price for each respective property.
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
•
Established Markets – Includes Boston, New York, Washington, D.C., Seattle, San Francisco and Southern California (Los Angeles, Orange County and San Diego).
•
Expansion Markets – Includes Denver, Atlanta, Dallas/Ft. Worth and Austin.
•
Leasing Concessions – Reflects upfront discounts on both new move-in and renewal leases on a straight-line basis.
•
Non-Residential – Consists of revenues and expenses from retail and public parking garage operations.
•
Non-Same Store Properties – For annual comparisons, primarily includes all properties acquired during 2023 and 2024, plus any properties in lease-up and not stabilized as of January 1, 2023. Unless otherwise noted, includes both Residential and Non-Residential operations for these properties.
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

•
Same Store Properties – For annual comparisons, primarily includes all properties acquired or completed that are stabilized prior to January 1, 2023, less properties subsequently sold. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented. Unless otherwise noted, includes both Residential and Non-Residential operations for these properties.
•
% of Stabilized Budgeted NOI – Represents original budgeted 2025 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% Physical Occupancy for three consecutive months) for properties that are in lease-up.
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

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements. These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2024.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for each of the three years ended December 31, 2024:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$1,070,975	$868,488	$806,995
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(6,212)	(6,340)	(3,774)
Preferred/preference distributions	(1,613)	(3,090)	(3,090)
Premium on redemption of Preferred Shares/Preference Units	(1,444)	—	—
Net income available to Common Shares and Units / Units	1,061,706	859,058	800,131
Adjustments:
Depreciation	952,191	888,709	882,168
Depreciation – Non-real estate additions	(3,791)	(4,268)	(4,306)
Depreciation – Partially Owned Properties	(2,132)	(2,130)	(2,640)
Depreciation – Unconsolidated Properties	7,191	2,860	2,898
Net (gain) loss on sales of unconsolidated entities - operating assets	(515)	—	(9)
Net (gain) loss on sales of real estate properties	(546,797)	(282,539)	(304,325)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	1,857	2,336	—
FFO available to Common Shares and Units / Units (1) (3) (4)	1,469,710	1,464,026	1,373,917
Adjustments:
Write-off of pursuit costs	5,155	3,647	4,780
Debt extinguishment and preferred share/preference unit redemption (gains) losses	1,444	1,143	4,664
Non-operating asset (gains) losses	(16,311)	(13,323)	2,368
Other miscellaneous items	61,608	21,588	(13,901)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,521,606	$1,477,081	$1,371,828

FFO (1) (3)	$1,472,767	$1,467,116	$1,377,007
Preferred/preference distributions	(1,613)	(3,090)	(3,090)
Premium on redemption of Preferred Shares/Preference Units	(1,444)	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$1,469,710	$1,464,026	$1,373,917

Normalized FFO (2) (3)	$1,523,219	$1,480,171	$1,374,918
Preferred/preference distributions	(1,613)	(3,090)	(3,090)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,521,606	$1,477,081	$1,371,828

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
(4)
FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units are calculated on a basis consistent with net income available to Common Shares / Units and reflects adjustments to net income for preferred distributions and premiums on redemption of preferred shares/preference units in accordance with GAAP. The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units are collectively referred to as the “Noncontrolling Interests – Operating Partnership.” Subject to certain restrictions, the Noncontrolling Interests – Operating Partnership may exchange their OP Units for Common Shares on a one-for-one basis.

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

The Company had total variable rate debt of $0.8 billion, representing 9.5% of total debt, and $0.6 billion, representing 8.7% of total debt, as of December 31, 2024 and 2023, respectively. If interest rates had been 100 basis points higher in 2024 and 2023 and average balances coincided with year end balances, our annual interest expense would have been $7.7 million and $6.4 million higher, respectively. Unsecured notes issued under the Company’s commercial paper program are treated as variable rate debt for the purposes of this calculation even though they do not have a stated interest rate, given their short-term nature. The effect of derivatives, if applicable, is also considered when computing the total amount of variable rate debt.

Changes in interest rates also affect the estimated fair market value of our fixed rate debt, computed using a discounted cash flow model. As of December 31, 2024, the Company had total outstanding fixed rate debt of $7.3 billion, or 90.5% of total debt, with an estimated fair market value of $6.8 billion. If interest rates had been 100 basis points lower as of December 31, 2024, the estimated fair market value would have increased by approximately $400.3 million. As of December 31, 2023, the Company had total outstanding fixed rate debt of $6.7 billion, or 91.3% of total debt, with an estimated fair market value of $6.2 billion. If interest rates had been 100 basis points lower as of December 31, 2023, the estimated fair market value would have increased by approximately $411.2 million.

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

See Index to Consolidated Financial Statements and Schedule on page 6 of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2024, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2024. Our internal control over financial reporting has been audited as of December 31, 2024 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2024, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Operating Partnership’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2024. Our internal control over financial reporting has been audited as of December 31, 2024 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the fourth quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2024, no trustee or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accountant Fees and Services

The information required by Item 10, Item 11, Item 12 (with the exception of the Equity Compensation Plan Information provided below), Item 13 and Item 14 is incorporated by reference to, and will be contained in, Equity Residential’s Proxy Statement, which the Company intends to file no later than 120 days after the end of its fiscal year ended December 31, 2024, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 97.0% owner of ERP Operating Limited Partnership.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to the Company’s Common Shares that may be issued under its existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	3,873,648	$64.91	9,908,235
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)
The amounts shown in columns (a) and (b) of the above table do not include 413,099 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company’s 2019 Share Incentive Plan, as amended (the “2019 Plan”), and outstanding Common Shares that have been purchased by employees and trustees under the Company’s ESPP.
(2)
Includes 7,554,970 Common Shares that may be issued under the 2019 Plan and 2,353,265 Common Shares that may be sold to employees and trustees under the ESPP.

On June 27, 2019, the shareholders of EQR approved the Company's 2019 Plan and the Company filed a Form S-8 registration statement to register 11,331,958 Common Shares under this plan. As of December 31, 2024, 7,554,970 shares were available for future issuance. The 2019 Plan expires on June 27, 2029.

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis, with ERPOP receiving the net cash proceeds of such issuances.

PART IV

Item 15. Exhibit and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(1)
Financial Statements: See Index to Consolidated Financial Statements and Schedule on page 6 of this Form 10-K.
(2)
Exhibits: See the Exhibit Index.
(3)
Financial Statement Schedules: See Index to Consolidated Financial Statements and Schedule on page 6 of this Form 10-K.

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

Exhibit	Description	Location
3.1	Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to Equity Residential’s Form 10-K for the year ended December 31, 2004.

3.2	Ninth Amended and Restated Bylaws of Equity Residential, effective September 19, 2024.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated September 19, 2024, filed on September 24, 2024.

3.3	Seventh Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership, dated as of March 18, 2021 and effective as of January 1, 2020.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 18, 2021, filed on March 24, 2021.

3.4	Form of Preference Unit Term Sheet for 3.00% Series Q Cumulative Redeemable Preference Units.	Included as Exhibit 3.1 to ERP Operating Limited Partnership's Form 8-K dated April 13, 2023, filed on April 19, 2023.

4.1	Description of Equity Residential Common Shares Registered Under Section 12 of the Securities Exchange Act of 1934.	Attached herein.

4.2	Description of ERP Operating Limited Partnership Notes Registered Under Section 12 of the Securities Exchange Act of 1934.	Included as Exhibit 4.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2019.

4.3	Description of ERP Operating Limited Partnership OP Units Registered Under Section 12 of the Securities Exchange Act of 1934.	Included as Exhibit 4.3 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2023.

4.4	Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to ERP Operating Limited Partnership’s Form S-3 filed on October 7, 1994. **

4.5	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.

4.6	Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.

4.7	Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.8	Fourth Supplemental Indenture to Indenture, dated as of December 12, 2011.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.

4.9	Fifth Supplemental Indenture to Indenture, dated as of February 1, 2016.	Included as Exhibit 4.6 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2015.

4.10	Form of 3.375% Note due June 1, 2025.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.11	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on August 13, 1996.

4.12	Form of 2.850% Note due November 1, 2026.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated October 4, 2016, filed on October 7, 2016.

4.13	Form of 3.250% Note due August 1, 2027.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

4.14	Form of 3.500% Note due March 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 1, 2018, filed on February 6, 2018.

4.15	Form of 4.150% Note due December 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated November 28, 2018, filed on November 29, 2018.

4.16	Form of 3.000% Note due July 1, 2029.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 17, 2019, filed on June 20, 2019.

4.17		Form of 2.500% Note due February 15, 2030.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 20, 2019, filed on August 22, 2019.

4.18		Form of 1.850% Note due August 1, 2031.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 3, 2021, filed on August 5, 2021.

4.19		Form of 4.650% Note due September 15, 2034.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated September 9, 2024, filed on September 10, 2024.

4.20		Form of 4.500% Note due July 1, 2044.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.

4.21		Form of 4.500% Note due June 1, 2045.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.22		Form of 4.000% Note due August 1, 2047.	Included as Exhibit 4.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

10.1	*	Equity Residential Executive Severance Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated December 12, 2024, filed on December 18, 2024.

10.2		Revolving Credit Agreement, dated as of October 26, 2022, among ERP Operating Limited Partnership, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated October 26, 2022, filed on October 27, 2022.

10.3		Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential's Form 10-K for the year ended December 31, 1999.

10.4	*	Equity Residential 2019 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 27, 2019, filed on July 1, 2019.

10.5	*	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 16, 2011, filed on June 22, 2011.

10.6	*	First Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.

10.7	*	Second Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.

10.8	*	Third Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2014.

10.9	*	Fourth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2014.

10.10	*	Fifth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2016.

10.11	*	Sixth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.18 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2016.

10.12	*	Seventh Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2017.

10.13	*	Form of 2022 Long-Term Incentive Plan Award Agreement.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2022.

10.14	*	Form of Change in Control/Severance Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to Equity Residential's Form 10-K for the year ended December 31, 2001.

10.15	*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2009.

10.16	*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2003.

10.17	*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential's Form 10-K for the year ended December 31, 2006.

10.18	*	Age 62 Retirement Agreement, dated September 4, 2018, by and between Equity Residential and David J. Neithercut.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2018.

10.19	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective April 1, 2017.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2017.

10.20	*	Amendment to the Equity Residential Supplemental Executive Retirement Plan, effective as of June 1, 2020.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2020.

10.21	*	Amendment to the Equity Residential Supplemental Executive Retirement Plan, effective as of October 1, 2022.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2022.

10.22	*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2008.

10.23		Distribution Agreement, dated May 18, 2022.	Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on May 18, 2022.

10.24		Form of Master Forward Sale Confirmation.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on May 18, 2022.

10.25		Archstone Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.26		Archstone Parallel Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.27		Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement.	Included as Exhibit 10.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.28		Legacy Holdings JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.6 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

19		Equity Residential Securities Trading Policy.	Attached herein.

21		List of Subsidiaries of Equity Residential and ERP Operating Limited Partnership.	Attached herein.

23.1		Consent of Ernst & Young LLP - Equity Residential.	Attached herein.

23.2		Consent of Ernst & Young LLP - ERP Operating Limited Partnership.	Attached herein.

24		Power of Attorney.	See the signature page to this report.

31.1		Equity Residential - Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2		Equity Residential - Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3		ERP Operating Limited Partnership - Certification of Mark J. Parrell, Chief Executive Officer of Registrant's General Partner.	Attached herein.

31.4		ERP Operating Limited Partnership - Certification of Robert A. Garechana, Chief Financial Officer of Registrant's General Partner.	Attached herein.

32.1		Equity Residential - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley	Attached herein.

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

Attached herein.

97	Equity Residential and ERP Operating Limited Partnership Incentive-Based Compensation Clawback Policy.	Included as Exhibit 97 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2023.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

EQUITY RESIDENTIAL

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 13, 2025

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 13, 2025

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY

KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Mark J. Parrell, Robert A. Garechana and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2024, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ Mark J. Parrell	President, Chief Executive Officer and Trustee	February 13, 2025
Mark J. Parrell	(Principal Executive Officer)

/s/ Robert A. Garechana	Executive Vice President and Chief Financial Officer	February 13, 2025
Robert A. Garechana	(Principal Financial Officer)

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 13, 2025
Ian S. Kaufman	(Principal Accounting Officer)

/s/ Angela M. Aman	Trustee	February 13, 2025
Angela M. Aman

/s/ Linda Walker Bynoe	Trustee	February 13, 2025
Linda Walker Bynoe

/s/ Mary Kay Haben	Trustee	February 13, 2025
Mary Kay Haben

/s/ Ann C. Hoff	Trustee	February 13, 2025
Ann C. Hoff

/s/ Tahsinul Zia Huque	Trustee	February 13, 2025
Tahsinul Zia Huque

/s/ Nina P. Jones	Trustee	February 13, 2025
Nina P. Jones

/s/ John E. Neal	Trustee	February 13, 2025
John E. Neal

/s/ David J. Neithercut	Chairman of the Board of Trustees	February 13, 2025
David J. Neithercut

/s/ Mark S. Shapiro	Trustee	February 13, 2025
Mark S. Shapiro

/s/ Stephen E. Sterrett	Trustee	February 13, 2025
Stephen E. Sterrett

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Residential

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Equity Residential (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

Impairment of Long-Lived Assets

Description of the Matter

At December 31, 2024, the Company’s net investment in real estate was approximately $19.6 billion. As more fully described in Note 2 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, including its investment in real estate, net, for impairment. The judgments and assumptions regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal, regulatory and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties.

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
February 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of ERP Operating Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the Operating Partnership) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

Impairment of Long-Lived Assets

Description of the Matter

At December 31, 2024, the Operating Partnership’s net investment in real estate was approximately $19.6 billion. As more fully described in Note 2 to the consolidated financial statements, the Operating Partnership periodically evaluates its long-lived assets, including its investment in real estate, net, for impairment. The judgments and assumptions regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal, regulatory and environmental concerns, the Operating Partnership’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties.

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
February 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Residential

Opinion on Internal Control Over Financial Reporting

We have audited Equity Residential’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Residential (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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
February 13, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of ERP Operating Limited Partnership

Opinion on Internal Control Over Financial Reporting

We have audited ERP Operating Limited Partnership’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ERP Operating Limited Partnership (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 13, 2025

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

	December 31,	December 31,
	2024	2023
ASSETS
Land	$5,606,531	$5,581,876
Depreciable property	24,039,412	22,938,426
Projects under development	261,706	78,036
Land held for development	63,142	114,300
Investment in real estate	29,970,791	28,712,638
Accumulated depreciation	(10,412,463)	(9,810,337)
Investment in real estate, net	19,558,328	18,902,301
Investments in unconsolidated entities	386,531	282,049
Cash and cash equivalents	62,302	50,743
Restricted deposits	97,864	89,252
Right-of-use assets	455,445	457,266
Other assets	273,706	252,953
Total assets	$20,834,176	$20,034,564

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,630,690	$1,632,902
Notes, net	5,947,376	5,348,417
Line of credit and commercial paper	543,679	409,131
Accounts payable and accrued expenses	99,347	87,377
Accrued interest payable	74,176	65,716
Lease liabilities	304,897	311,640
Other liabilities	310,559	272,596
Security deposits	75,611	69,178
Distributions payable	263,494	259,231
Total liabilities	9,249,829	8,456,188

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	338,563	289,248
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 343,100 shares issued and outstanding as of December 31, 2024 and 745,600 shares issued and outstanding as of December 31, 2023	17,155	37,280
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 379,475,383 shares issued and outstanding as of December 31, 2024 and 379,291,417 shares issued and outstanding as of December 31, 2023	3,795	3,793
Paid in capital	9,611,826	9,601,866
Retained earnings	1,407,570	1,437,185
Accumulated other comprehensive income (loss)	4,214	5,704
Total shareholders’ equity	11,044,560	11,085,828
Noncontrolling Interests:
Operating Partnership	201,942	202,306
Partially Owned Properties	(718)	994
Total Noncontrolling Interests	201,224	203,300
Total equity	11,245,784	11,289,128
Total liabilities and equity	$20,834,176	$20,034,564

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

	Year Ended December 31,
	2024	2023	2022
REVENUES
Rental income	$2,980,108	$2,873,964	$2,735,180

EXPENSES
Property and maintenance	529,737	514,575	483,865
Real estate taxes and insurance	432,089	412,114	388,412
Property management	132,739	119,804	110,304
General and administrative	61,653	60,716	58,710
Depreciation	952,191	888,709	882,168
Total expenses	2,108,409	1,995,918	1,923,459

Net gain (loss) on sales of real estate properties	546,797	282,539	304,325
Interest and other income	30,329	22,345	2,193
Other expenses	(74,051)	(29,419)	(13,664)
Interest:
Expense incurred, net	(285,735)	(269,556)	(282,920)
Amortization of deferred financing costs	(7,834)	(8,941)	(8,729)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	1,081,205	875,014	812,926
Income and other tax (expense) benefit	(1,256)	(1,148)	(900)
Income (loss) from investments in unconsolidated entities	(8,974)	(5,378)	(5,031)
Net income	1,070,975	868,488	806,995
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(28,932)	(26,710)	(26,310)
Partially Owned Properties	(6,212)	(6,340)	(3,774)
Net income attributable to controlling interests	1,035,831	835,438	776,911
Preferred distributions	(1,613)	(3,090)	(3,090)
Premium on redemption of Preferred Shares	(1,444)	—	—
Net income available to Common Shares	$1,032,774	$832,348	$773,821

Earnings per share – basic:
Net income available to Common Shares	$2.73	$2.20	$2.06
Weighted average Common Shares outstanding	378,795	378,773	376,209

Earnings per share – diluted:
Net income available to Common Shares	$2.72	$2.20	$2.05
Weighted average Common Shares outstanding	390,740	390,897	389,450

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2024	2023	2022
Comprehensive income:
Net income	$1,070,975	$868,488	$806,995
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(3,989)	4,514	20,654
Losses reclassified into earnings from other comprehensive income	2,499	3,737	11,071
Other comprehensive income (loss)	(1,490)	8,251	31,725
Comprehensive income	1,069,485	876,739	838,720
Comprehensive (income) attributable to Noncontrolling Interests	(35,103)	(33,307)	(31,132)
Comprehensive income attributable to controlling interests	$1,034,382	$843,432	$807,588

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,070,975	$868,488	$806,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	952,191	888,709	882,168
Amortization of deferred financing costs	7,834	8,941	8,729
Amortization of discounts and premiums on debt	5,151	4,091	5,004
Amortization of deferred settlements on derivative instruments	2,488	3,725	11,059
Amortization of right-of-use assets	14,548	12,795	12,157
Write-off of pursuit costs	5,155	3,647	4,780
(Income) loss from investments in unconsolidated entities	8,974	5,378	5,031
Distributions from unconsolidated entities – return on capital	555	559	398
Net (gain) loss on sales of real estate properties	(546,797)	(282,539)	(304,325)
Realized (gain) loss on investment securities	1,992	(1,504)	(2,061)
Unrealized (gain) loss on investment securities	(19,880)	(13,466)	—
Compensation paid with Company Common Shares	31,287	31,815	29,513
Changes in assets and liabilities:
(Increase) decrease in other assets	(11,813)	(10,203)	10,893
Increase (decrease) in accounts payable and accrued expenses	3,249	8,911	(266)
Increase (decrease) in accrued interest payable	8,460	(594)	(3,200)
Increase (decrease) in lease liabilities	(3,863)	(1,551)	(1,524)
Increase (decrease) in other liabilities	36,668	5,358	(13,394)
Increase (decrease) in security deposits	6,433	238	2,799
Net cash provided by operating activities	1,573,607	1,532,798	1,454,756
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,595,100)	(324,497)	(113,046)
Investment in real estate – development/other	(129,822)	(78,197)	(109,345)
Capital expenditures to real estate	(301,434)	(319,342)	(221,086)
Non-real estate capital additions	(2,766)	(1,851)	(4,050)
Interest capitalized for real estate and unconsolidated entities under development	(14,489)	(12,347)	(7,105)
Proceeds from disposition of real estate, net	960,398	374,018	720,302
Investments in unconsolidated entities – acquisitions	(31,286)	(2,800)	(49,855)
Investments in unconsolidated entities – development/other	(78,435)	(47,180)	(109,846)
Distributions from unconsolidated entities – return of capital	1,409	42	300
Purchase of investment securities and other investments	—	(2,500)	(2,061)
Proceeds from sale of investment securities	15,041	3,042	3,584
Consolidation of previously unconsolidated entities	—	2,108	—
Net cash provided by (used for) investing activities	(1,176,484)	(409,504)	107,792

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(5,307)	$(4,106)	$(9,894)
Mortgage notes payable, net:
Proceeds	—	572,896	48,054
Lump sum payoffs	—	(932,598)	(286,461)
Scheduled principal repayments	(6,100)	(3,354)	(3,392)
Notes, net:
Proceeds	597,954	—	—
Lump sum payoffs	—	—	(500,000)
Line of credit and commercial paper:
Line of credit proceeds	392,000	—	—
Line of credit repayments	(392,000)	—	—
Commercial paper proceeds	33,116,303	6,124,068	6,036,083
Commercial paper repayments	(32,981,755)	(5,844,892)	(6,221,158)
Proceeds from (payments on) settlement of derivative instruments	(3,989)	25,169	—
Finance ground lease principal payments	(2,880)	(2,662)	(2,463)
Proceeds from sale of Common Shares	—	—	139,623
Proceeds from Employee Share Purchase Plan (ESPP)	3,522	3,517	4,178
Proceeds from exercise of options	23,000	23,632	25,069
Common Shares repurchased and retired	(38,474)	(49,105)	—
Redemption of Preferred Shares	(20,125)	—	—
Premium on redemption of Preferred Shares	(1,444)	—	—
Payment of offering costs	—	—	(783)
Other financing activities, net	(94)	(75)	(63)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(3,129)	(3,737)	(32,178)
Contributions – Noncontrolling Interests – Partially Owned Properties	583	9	603
Contributions – Noncontrolling Interests – Operating Partnership	2	1	1
Distributions:
Common Shares	(1,019,050)	(990,148)	(931,783)
Preferred Shares	(2,386)	(3,090)	(2,318)
Noncontrolling Interests – Operating Partnership	(30,419)	(30,253)	(30,324)
Noncontrolling Interests – Partially Owned Properties	(3,164)	(5,743)	(18,406)
Net cash provided by (used for) financing activities	(376,952)	(1,120,471)	(1,785,612)
Net increase (decrease) in cash and cash equivalents and restricted deposits	20,171	2,823	(223,064)
Cash and cash equivalents and restricted deposits, beginning of year	139,995	137,172	360,236
Cash and cash equivalents and restricted deposits, end of year	$160,166	$139,995	$137,172

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$62,302	$50,743	$53,869
Restricted deposits	97,864	89,252	83,303
Total cash and cash equivalents and restricted deposits, end of year	$160,166	$139,995	$137,172

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$241,034	$248,990	$267,612
Net cash paid (received) for income and other taxes	$1,339	$1,091	$748
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$42,256	$—
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(211)	$(506)
Other assets	$2,785	$2,785	$2,768
Mortgage notes payable, net	$1,047	$2,527	$2,080
Notes, net	$4,002	$3,840	$4,387
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,841	$1,843	$2,184
Notes, net	$2,310	$2,248	$2,820
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(11)	$(12)	$(12)
Accumulated other comprehensive income	$2,499	$3,737	$11,071
Write-off of pursuit costs:
Investment in real estate, net	$2,809	$527	$1,150
Investments in unconsolidated entities	$1,717	$2,186	$2,898
Other assets	$629	$934	$732
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$7,739	$4,132	$3,778
Other liabilities	$1,235	$1,246	$1,253
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$(3,749)	$(21,865)
Other liabilities	$3,989	$(765)	$1,211
Accumulated other comprehensive income	$(3,989)	$4,514	$20,654
Investment in real estate – acquisitions:
Investment in real estate, net	$(1,573,920)	$(324,497)	$(113,046)
Right-of-use assets	$(12,727)	$—	$—
Other assets	$(8,453)	$—	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(6,328)	$(4,010)	$(2,365)
Investments in unconsolidated entities	$(8,161)	$(8,337)	$(4,740)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(76,455)	$(45,770)	$(108,556)
Other liabilities	$(1,980)	$(1,410)	$(1,290)
Consolidation of previously unconsolidated entities:
Investment in real estate, net	$—	$(50,315)	$—
Investments in unconsolidated entities	$—	$46,327	$—
Accounts payable and accrued expenses	$—	$75	$—
Other liabilities	$—	$2,000	$—
Noncontrolling Interests – Partially Owned Properties	$—	$4,021	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Debt financing costs:
Other assets	$—	$—	$(9,566)
Mortgage notes payable, net	$—	$(4,106)	$(228)
Notes, net	$(5,307)	$—	$(100)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$—	$25,613	$—
Other liabilities	$(3,989)	$(444)	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(7,105)	$(400)
Lease liabilities	$—	$7,105	$400
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$—	$636	$4,201
Other assets	$—	$(636)	$(4,201)
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$(1,457)	$24,767	$31,405
Other liabilities	$2,051	$(56,845)	$(31,136)
Paid in capital	$(594)	$32,078	$(269)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

	Year Ended December 31,
	2024	2023	2022
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$37,280	$37,280	$37,280
Partial redemption of 8.29% Series K Cumulative Redeemable	(20,125)	—	—
Balance, end of year	$17,155	$37,280	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,793	$3,784	$3,755
Conversion of OP Units into Common Shares	2	10	4
Issuance of Common Shares	—	—	17
Exercise of share options	4	5	5
Employee Share Purchase Plan (ESPP)	1	1	1
Common Shares repurchased and retired	(7)	(9)	—
Share-based employee compensation expense:
Restricted shares	2	2	2
Balance, end of year	$3,795	$3,793	$3,784
PAID IN CAPITAL
Balance, beginning of year	$9,601,866	$9,476,085	$9,121,122
Common Share Issuance:
Conversion of OP Units into Common Shares	8,768	23,938	11,919
Issuance of Common Shares	—	—	139,606
Exercise of share options	22,996	23,627	25,064
Employee Share Purchase Plan (ESPP)	3,521	3,516	4,177
Share-based employee compensation expense:
Restricted shares	13,905	12,484	11,593
Share options	3,441	4,628	2,321
ESPP discount	711	644	796
Offering costs	—	—	(783)
Supplemental Executive Retirement Plan (SERP)	(594)	32,078	(269)
Acquisition of Noncontrolling Interests – Partially Owned Properties	1,120	(900)	(27,383)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(49,366)	7,667	176,490
Adjustment for Noncontrolling Interests ownership in Operating Partnership	5,458	18,099	11,432
Balance, end of year	$9,611,826	$9,601,866	$9,476,085
RETAINED EARNINGS
Balance, beginning of year	$1,437,185	$1,658,837	$1,827,063
Net income attributable to controlling interests	1,035,831	835,438	776,911
Common Share distributions	(1,023,922)	(1,004,904)	(942,047)
Preferred Share distributions	(1,613)	(3,090)	(3,090)
Premium on redemption of Preferred Shares - cash charge	(1,444)	—	—
Common Shares repurchased and retired	(38,467)	(49,096)	—
Balance, end of year	$1,407,570	$1,437,185	$1,658,837
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$5,704	$(2,547)	$(34,272)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(3,989)	4,514	20,654
Losses reclassified into earnings from other comprehensive income	2,499	3,737	11,071
Balance, end of year	$4,214	$5,704	$(2,547)

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$2.70	$2.65	$2.50

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2024	2023	2022
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$202,306	$209,961	$214,094
Issuance of restricted units to Noncontrolling Interests	2	1	1
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(8,770)	(23,948)	(11,923)
Equity compensation associated with Noncontrolling Interests	15,462	16,430	19,104
Net income attributable to Noncontrolling Interests	28,932	26,710	26,310
Distributions to Noncontrolling Interests	(30,583)	(30,107)	(30,407)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	51	21,358	4,214
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(5,458)	(18,099)	(11,432)
Balance, end of year	$201,942	$202,306	$209,961
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$994	$(721)	$18,166
Net income attributable to Noncontrolling Interests	6,212	6,340	3,774
Contributions by Noncontrolling Interests	583	9	603
Distributions to Noncontrolling Interests	(3,258)	(5,818)	(18,469)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(4,249)	(2,837)	(4,795)
Consolidation of previously unconsolidated entities	—	4,021	—
Other	(1,000)	—	—
Balance, end of year	$(718)	$994	$(721)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,	December 31,
	2024	2023
ASSETS
Land	$5,606,531	$5,581,876
Depreciable property	24,039,412	22,938,426
Projects under development	261,706	78,036
Land held for development	63,142	114,300
Investment in real estate	29,970,791	28,712,638
Accumulated depreciation	(10,412,463)	(9,810,337)
Investment in real estate, net	19,558,328	18,902,301
Investments in unconsolidated entities	386,531	282,049
Cash and cash equivalents	62,302	50,743
Restricted deposits	97,864	89,252
Right-of-use assets	455,445	457,266
Other assets	273,706	252,953
Total assets	$20,834,176	$20,034,564

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,630,690	$1,632,902
Notes, net	5,947,376	5,348,417
Line of credit and commercial paper	543,679	409,131
Accounts payable and accrued expenses	99,347	87,377
Accrued interest payable	74,176	65,716
Lease liabilities	304,897	311,640
Other liabilities	310,559	272,596
Security deposits	75,611	69,178
Distributions payable	263,494	259,231
Total liabilities	9,249,829	8,456,188

Commitments and contingencies

Redeemable Limited Partners	338,563	289,248
Capital:
Partners’ Capital:
Preference Units	17,155	37,280
General Partner	11,023,191	11,042,844
Limited Partners	201,942	202,306
Accumulated other comprehensive income (loss)	4,214	5,704
Total partners’ capital	11,246,502	11,288,134
Noncontrolling Interests – Partially Owned Properties	(718)	994
Total capital	11,245,784	11,289,128
Total liabilities and capital	$20,834,176	$20,034,564

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2024	2023	2022
REVENUES
Rental income	$2,980,108	$2,873,964	$2,735,180

EXPENSES
Property and maintenance	529,737	514,575	483,865
Real estate taxes and insurance	432,089	412,114	388,412
Property management	132,739	119,804	110,304
General and administrative	61,653	60,716	58,710
Depreciation	952,191	888,709	882,168
Total expenses	2,108,409	1,995,918	1,923,459

Net gain (loss) on sales of real estate properties	546,797	282,539	304,325
Interest and other income	30,329	22,345	2,193
Other expenses	(74,051)	(29,419)	(13,664)
Interest:
Expense incurred, net	(285,735)	(269,556)	(282,920)
Amortization of deferred financing costs	(7,834)	(8,941)	(8,729)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	1,081,205	875,014	812,926
Income and other tax (expense) benefit	(1,256)	(1,148)	(900)
Income (loss) from investments in unconsolidated entities	(8,974)	(5,378)	(5,031)
Net income	1,070,975	868,488	806,995
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(6,212)	(6,340)	(3,774)
Net income attributable to controlling interests	$1,064,763	$862,148	$803,221
ALLOCATION OF NET INCOME:
Preference Units	$1,613	$3,090	$3,090
Premium on redemption of Preference Units	$1,444	$—	$—

General Partner	$1,032,774	$832,348	$773,821
Limited Partners	28,932	26,710	26,310
Net income available to Units	$1,061,706	$859,058	$800,131

Earnings per Unit – basic:
Net income available to Units	$2.73	$2.20	$2.06
Weighted average Units outstanding	389,425	389,954	388,045

Earnings per Unit – diluted:
Net income available to Units	$2.72	$2.20	$2.05
Weighted average Units outstanding	390,740	390,897	389,450

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2024	2023	2022
Comprehensive income:
Net income	$1,070,975	$868,488	$806,995
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(3,989)	4,514	20,654
Losses reclassified into earnings from other comprehensive income	2,499	3,737	11,071
Other comprehensive income (loss)	(1,490)	8,251	31,725
Comprehensive income	1,069,485	876,739	838,720
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(6,212)	(6,340)	(3,774)
Comprehensive income attributable to controlling interests	$1,063,273	$870,399	$834,946

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,070,975	$868,488	$806,995
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	952,191	888,709	882,168
Amortization of deferred financing costs	7,834	8,941	8,729
Amortization of discounts and premiums on debt	5,151	4,091	5,004
Amortization of deferred settlements on derivative instruments	2,488	3,725	11,059
Amortization of right-of-use assets	14,548	12,795	12,157
Write-off of pursuit costs	5,155	3,647	4,780
(Income) loss from investments in unconsolidated entities	8,974	5,378	5,031
Distributions from unconsolidated entities – return on capital	555	559	398
Net (gain) loss on sales of real estate properties	(546,797)	(282,539)	(304,325)
Realized (gain) loss on investment securities	1,992	(1,504)	(2,061)
Unrealized (gain) loss on investment securities	(19,880)	(13,466)	—
Compensation paid with Company Common Shares	31,287	31,815	29,513
Changes in assets and liabilities:
(Increase) decrease in other assets	(11,813)	(10,203)	10,893
Increase (decrease) in accounts payable and accrued expenses	3,249	8,911	(266)
Increase (decrease) in accrued interest payable	8,460	(594)	(3,200)
Increase (decrease) in lease liabilities	(3,863)	(1,551)	(1,524)
Increase (decrease) in other liabilities	36,668	5,358	(13,394)
Increase (decrease) in security deposits	6,433	238	2,799
Net cash provided by operating activities	1,573,607	1,532,798	1,454,756
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,595,100)	(324,497)	(113,046)
Investment in real estate – development/other	(129,822)	(78,197)	(109,345)
Capital expenditures to real estate	(301,434)	(319,342)	(221,086)
Non-real estate capital additions	(2,766)	(1,851)	(4,050)
Interest capitalized for real estate and unconsolidated entities under development	(14,489)	(12,347)	(7,105)
Proceeds from disposition of real estate, net	960,398	374,018	720,302
Investments in unconsolidated entities – acquisitions	(31,286)	(2,800)	(49,855)
Investments in unconsolidated entities – development/other	(78,435)	(47,180)	(109,846)
Distributions from unconsolidated entities – return of capital	1,409	42	300
Purchase of investment securities and other investments	—	(2,500)	(2,061)
Proceeds from sale of investment securities	15,041	3,042	3,584
Consolidation of previously unconsolidated entities	—	2,108	—
Net cash provided by (used for) investing activities	(1,176,484)	(409,504)	107,792

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(5,307)	$(4,106)	$(9,894)
Mortgage notes payable, net:
Proceeds	—	572,896	48,054
Lump sum payoffs	—	(932,598)	(286,461)
Scheduled principal repayments	(6,100)	(3,354)	(3,392)
Notes, net:
Proceeds	597,954	—	—
Lump sum payoffs	—	—	(500,000)
Line of credit and commercial paper:
Line of credit proceeds	392,000	—	—
Line of credit repayments	(392,000)	—	—
Commercial paper proceeds	33,116,303	6,124,068	6,036,083
Commercial paper repayments	(32,981,755)	(5,844,892)	(6,221,158)
Proceeds from (payments on) settlement of derivative instruments	(3,989)	25,169	—
Finance ground lease principal payments	(2,880)	(2,662)	(2,463)
Proceeds from sale of OP Units	—	—	139,623
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	3,522	3,517	4,178
Proceeds from exercise of EQR options	23,000	23,632	25,069
OP Units repurchased and retired	(38,474)	(49,105)	—
Redemption of Preference Units	(20,125)	—	—
Premium on redemption of Preference Units	(1,444)	—	—
Payment of offering costs	—	—	(783)
Other financing activities, net	(94)	(75)	(63)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(3,129)	(3,737)	(32,178)
Contributions – Noncontrolling Interests – Partially Owned Properties	583	9	603
Contributions – Limited Partners	2	1	1
Distributions:
OP Units – General Partner	(1,019,050)	(990,148)	(931,783)
Preference Units	(2,386)	(3,090)	(2,318)
OP Units – Limited Partners	(30,419)	(30,253)	(30,324)
Noncontrolling Interests – Partially Owned Properties	(3,164)	(5,743)	(18,406)
Net cash provided by (used for) financing activities	(376,952)	(1,120,471)	(1,785,612)
Net increase (decrease) in cash and cash equivalents and restricted deposits	20,171	2,823	(223,064)
Cash and cash equivalents and restricted deposits, beginning of year	139,995	137,172	360,236
Cash and cash equivalents and restricted deposits, end of year	$160,166	$139,995	$137,172

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$62,302	$50,743	$53,869
Restricted deposits	97,864	89,252	83,303
Total cash and cash equivalents and restricted deposits, end of year	$160,166	$139,995	$137,172

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$241,034	$248,990	$267,612
Net cash paid (received) for income and other taxes	$1,339	$1,091	$748
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$42,256	$—
Amortization of deferred financing costs:
Investment in real estate, net	$—	$(211)	$(506)
Other assets	$2,785	$2,785	$2,768
Mortgage notes payable, net	$1,047	$2,527	$2,080
Notes, net	$4,002	$3,840	$4,387
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,841	$1,843	$2,184
Notes, net	$2,310	$2,248	$2,820
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(11)	$(12)	$(12)
Accumulated other comprehensive income	$2,499	$3,737	$11,071
Write-off of pursuit costs:
Investment in real estate, net	$2,809	$527	$1,150
Investments in unconsolidated entities	$1,717	$2,186	$2,898
Other assets	$629	$934	$732
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$7,739	$4,132	$3,778
Other liabilities	$1,235	$1,246	$1,253
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$(3,749)	$(21,865)
Other liabilities	$3,989	$(765)	$1,211
Accumulated other comprehensive income	$(3,989)	$4,514	$20,654
Investment in real estate – acquisitions:
Investment in real estate, net	$(1,573,920)	$(324,497)	$(113,046)
Right-of-use assets	$(12,727)	$—	$—
Other assets	$(8,453)	$—	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(6,328)	$(4,010)	$(2,365)
Investments in unconsolidated entities	$(8,161)	$(8,337)	$(4,740)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(76,455)	$(45,770)	$(108,556)
Other liabilities	$(1,980)	$(1,410)	$(1,290)
Consolidation of previously unconsolidated entities:
Investment in real estate, net	$—	$(50,315)	$—
Investments in unconsolidated entities	$—	$46,327	$—
Accounts payable and accrued expenses	$—	$75	$—
Other liabilities	$—	$2,000	$—
Noncontrolling Interests – Partially Owned Properties	$—	$4,021	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2024	2023	2022
Debt financing costs:
Other assets	$—	$—	$(9,566)
Mortgage notes payable, net	$—	$(4,106)	$(228)
Notes, net	$(5,307)	$—	$(100)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$—	$25,613	$—
Other liabilities	$(3,989)	$(444)	$—
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$—	$(7,105)	$(400)
Lease liabilities	$—	$7,105	$400
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$—	$636	$4,201
Other assets	$—	$(636)	$(4,201)
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$(1,457)	$24,767	$31,405
Other liabilities	$2,051	$(56,845)	$(31,136)
Paid in capital	$(594)	$32,078	$(269)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2024	2023	2022
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$37,280	$37,280	$37,280
Partial redemption of 8.29% Series K Cumulative Redeemable	(20,125)	—	—
Balance, end of year	$17,155	$37,280	$37,280
GENERAL PARTNER
Balance, beginning of year	$11,042,844	$11,138,706	$10,951,940
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	8,770	23,948	11,923
Issuance of OP Units	—	—	139,623
Exercise of EQR share options	23,000	23,632	25,069
EQR’s Employee Share Purchase Plan (ESPP)	3,522	3,517	4,178
Share-based employee compensation expense:
EQR restricted shares	13,907	12,486	11,595
EQR share options	3,441	4,628	2,321
EQR ESPP discount	711	644	796
OP Units repurchased and retired	(38,474)	(49,105)	—
Net income available to Units – General Partner	1,032,774	832,348	773,821
OP Units – General Partner distributions	(1,023,922)	(1,004,904)	(942,047)
Offering costs	—	—	(783)
Supplemental Executive Retirement Plan (SERP)	(594)	32,078	(269)
Acquisition of Noncontrolling Interests – Partially Owned Properties	1,120	(900)	(27,383)
Change in market value of Redeemable Limited Partners	(49,366)	7,667	176,490
Adjustment for Limited Partners ownership in Operating Partnership	5,458	18,099	11,432
Balance, end of year	$11,023,191	$11,042,844	$11,138,706
LIMITED PARTNERS
Balance, beginning of year	$202,306	$209,961	$214,094
Issuance of restricted units to Limited Partners	2	1	1
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(8,770)	(23,948)	(11,923)
Equity compensation associated with Units – Limited Partners	15,462	16,430	19,104
Net income available to Units – Limited Partners	28,932	26,710	26,310
Units – Limited Partners distributions	(30,583)	(30,107)	(30,407)
Change in carrying value of Redeemable Limited Partners	51	21,358	4,214
Adjustment for Limited Partners ownership in Operating Partnership	(5,458)	(18,099)	(11,432)
Balance, end of year	$201,942	$202,306	$209,961
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$5,704	$(2,547)	$(34,272)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(3,989)	4,514	20,654
Losses reclassified into earnings from other comprehensive income	2,499	3,737	11,071
Balance, end of year	$4,214	$5,704	$(2,547)

DISTRIBUTIONS
Distributions declared per Unit outstanding	$2.70	$2.65	$2.50

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2024	2023	2022
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$994	$(721)	$18,166
Net income attributable to Noncontrolling Interests	6,212	6,340	3,774
Contributions by Noncontrolling Interests	583	9	603
Distributions to Noncontrolling Interests	(3,258)	(5,818)	(18,469)
Acquisition of Noncontrolling Interests – Partially Owned Properties	(4,249)	(2,837)	(4,795)
Consolidation of previously unconsolidated entities	—	4,021	—
Other	(1,000)	—	—
Balance, end of year	$(718)	$994	$(721)

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

EQR is the general partner of, and as of December 31, 2024 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of December 31, 2024, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 311 properties located in 10 states and the District of Columbia consisting of 84,249 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	295	80,331
Partially Owned Properties – Consolidated	12	2,656
Partially Owned Properties – Unconsolidated	4	1,262
	311	84,249

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

Real Estate Assets and Depreciation of Investment in Real Estate

The Company expects that substantially all of its acquisitions will be accounted for as asset acquisitions. In an asset acquisition, the Company is required to capitalize transaction costs and allocate the purchase price on a relative fair value basis (including any identified intangible assets). For the years ended December 31, 2024 and 2023, all acquisitions were considered asset acquisitions.

In making estimates of relative fair value for purposes of allocating purchase price, the Company utilizes a number of sources, including independent appraisals that may be obtained in connection with the acquisition or financing of the respective property, our own analysis of recently acquired or developed and existing comparable properties in our portfolio and other market data. The Company also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the relative fair value of the tangible and intangible assets/liabilities acquired. The Company allocates the purchase price of acquired real estate to various components as follows:

•
Land – Based on actual purchase price and/or market research/comparables, adjusted to an allocation of the relative fair value.
•
Furniture, Fixtures and Equipment – Based on replacement cost, which approximates the allocation of the relative fair value. Depreciation is calculated on the straight-line method over an estimated useful life of five to ten years.

•
Lease Intangibles – The Company considers the value of acquired in-place leases and above/below market leases and the amortization period is the average remaining term of each respective acquired lease.
•
Other Intangible Assets – The Company considers whether it has acquired other intangible assets, including any customer relationship or real estate tax intangibles, and the amortization period is the estimated useful life of the acquired intangible asset.
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

Impairment of Long-Lived Assets

At least quarterly, the Company evaluates its long-lived assets, including its investment in real estate, for indicators of impairment. The judgments regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal, regulatory and environmental concerns, the Company’s intent and ability to hold the related asset, as well as any significant cost overruns on development properties. Future events could occur which would cause the Company to conclude that impairment indicators exist and an impairment loss is warranted. If an impairment indicator exists, the Company performs the following:

•
For long-lived operating assets to be held and used, the Company evaluates whether the expected future undiscounted cash flows exceed the carrying amount of the asset. If they do not, the Company estimates the fair value for the asset and records an impairment loss for the difference between the carrying amount and the estimated fair value.
•
For long-lived non-operating assets (projects under development and land held for development), if any of the indicators were to suggest impairment was present, a recoverability analysis would be performed and the carrying value of the asset would be adjusted accordingly to fair value.

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

Cost Capitalization

See the Real Estate Assets and Depreciation of Investment in Real Estate section for a discussion of the Company’s policy with respect to capitalization vs. expensing of fixed asset/repair and maintenance costs. For all development, capital and renovation projects, the Company uses its professional judgment in determining whether such costs meet the criteria for capitalization or must be expensed as incurred. The Company capitalizes interest, real estate taxes and insurance, as well as payroll for those individuals directly responsible for and who spend their time on the execution and supervision of development activities. Additionally, the Company capitalizes payroll for those individuals directly responsible for and who spend their time on the execution and supervision of major capital and/or renovation projects. Capitalization ends when the asset, or a portion of the asset, is substantially completed and ready for its intended use. These costs are reflected on the balance sheets as increases to depreciable property, construction-in-progress and/or investments in unconsolidated entities.

During the years ended December 31, 2024 and 2023, the Company capitalized $16.9 million and $15.4 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

The Company recognizes all derivatives as either assets or liabilities in the consolidated balance sheets and measures those instruments at fair value. In addition, fair value adjustments will affect either shareholders’ equity/partners’ capital or net income depending on whether the derivative instruments qualify as a hedge for accounting purposes and, if so, the nature of the hedging activity. When the terms of an underlying transaction are modified, or when the underlying transaction is terminated or completed, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period. The Company does not use derivatives for trading or speculative purposes. See Note 9 for additional derivatives discussion.

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

The Company is a lessor for its residential and non-residential leases and is a lessee for its corporate headquarters and regional offices and ground leases for land underlying current operating properties and/or projects under development. If applicable, lease agreements must be evaluated to determine the accounting treatment as a finance or operating lease in accordance with the lease standard.

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

See Note 7 for the Company’s rental income detail allocated between the lease and revenue recognition standards.

The Company’s allowance for doubtful accounts (which offsets accounts receivable and is included within other assets on the consolidated balance sheets) and bad debts (which reduce rental income on the consolidated statements of operations and comprehensive income) have historically been very modest, particularly in our residential business, given the quality of our resident base and asset class. However, due to the impact of the pandemic and extended eviction moratoriums enacted during the pandemic, the allowance for doubtful accounts and bad debts were elevated in 2022, 2023 and 2024, though they have gradually declined throughout 2023 and 2024. In accordance with the lease standard, if we determine the lease payments are not probable of collection (based on known troubled accounts, rent deferral plans granted, historical experience and other currently available evidence), we fully reserve for any unpaid amounts, deferred rent receivable, variable lease payments and straight-line receivable balances and recognize rental income only if cash is received. If we later determine that these lease payments are probable of collection (based on sustained clean payment history, no deferral plans granted and other currently available evidence), we will no longer fully reserve for the respective current receivable balances, we will reinstate the straight-line balances for the respective leases and we will no longer recognize rental income only if cash is received. If the Company’s estimates of collectibility differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. See Note 7 for additional details.

Share-Based Compensation

The Company expenses share-based compensation for employee and trustee grants of restricted shares, restricted units and share options. Any common share of beneficial interest, $0.01 par value per share (the “Common Shares”), issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing units of partnership interest (“OP Units”) to EQR on a one-for-one basis, with ERPOP receiving the net cash proceeds of such issuances. See Note 11 for further discussion.

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

The Company’s provision for income and other tax expense (benefit) was as follows for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

	December 31,
	2024	2023	2022
State and local income, franchise and excise tax (benefit)	$1,256	$1,148	$900
Income and other tax expense (benefit) (1)	$1,256	$1,148	$900

(1)
All provisions for income tax amounts are current and none are deferred.

During the years ended December 31, 2024, 2023 and 2022, the tax character of the Company’s dividends and distributions were as follows:

	December 31,
	2024 (1)	2023 (2)	2022 (3)
Tax character of dividends and distributions:
Ordinary dividends	$1.53095	$1.85676	$1.75466
Long-term capital gain	0.70884	0.57857	0.42850
Unrecaptured section 1250 gain	0.44771	0.17717	0.29434
Dividends and distributions per
Common Share/Unit outstanding	$2.68750	$2.61250	$2.47750

(1)
The Company’s fourth quarter 2024 dividends and distributions of $0.675 per Common Share/Unit outstanding will be included as taxable income in calendar year 2025.
(2)
The Company’s fourth quarter 2023 dividends and distributions of $0.6625 per Common Share/Unit outstanding was included as taxable income in calendar year 2024.
(3)
The Company’s fourth quarter 2022 dividends and distributions of $0.625 per Common Share/Unit outstanding was included as taxable income in calendar year 2023.

The Company issued Internal Revenue Service (“IRS”) Form 1099-DIV to shareholders to report the tax character of Company distributions consistent with these amounts. The Company provides additional information to assist shareholders in the preparation of their tax returns. For 2024, the Company reported an Alternative Minimum Tax ("AMT") preference adjustment equal to $(0.04) per share and disclosed amounts defined under Treasury Regulation §1.1061-6(c) as “One Year Amounts Disclosure” and “Three Year Amounts Disclosure” equal to $0.06866 per share and $0.05462 per share, respectively.

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

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (“FASB”) issued a new standard on disaggregation of income statement expenses, which requires an entity to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in a tabular format in the notes to the financial statements. The standard will be effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the new rules on its disclosures.

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

In December 2023, the FASB issued an amendment to the income tax standards which requires disclosure enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. The new standard will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. Due to the nature of the Company's operations and its status as a REIT, we expect the adoption of the standard to have no impact on its disclosures. See the Income and Other Taxes section above for additional discussion.

In November 2023, the FASB issued an amendment to the segment reporting standards which requires disclosure for each reportable segment, on an interim and annual basis, of the significant expense categories and amounts that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. Additionally, it requires disclosure of the title and position of the individual or the name of the group or committee identified as the chief operating decision maker. The Company adopted the standard as required in this Annual Report on Form 10-K for the year ended December 31, 2024. See Note 16 for further discussion.

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

Other

The Company is the controlling partner in various consolidated partnerships owning 12 properties consisting of 2,656 apartment units having a noncontrolling interest deficit balance of $0.7 million at December 31, 2024. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning two properties having a noncontrolling interest deficit balance of $1.5 million. These two partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of December 31, 2024, the Company estimates the value of Noncontrolling Interest distributions for these two properties would have been approximately $51.7 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third-party consideration realized by the partnerships upon disposition of the two Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2024 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
Common Shares
Common Shares outstanding at January 1,	379,291,417	378,429,708	375,527,195
Common Shares Issued:
Conversion of OP Units	210,200	1,013,795	452,532
Issuance of Common Shares	—	—	1,740,550
Exercise of share options	375,436	495,690	468,021
Employee Share Purchase Plan (ESPP)	65,198	68,136	66,835
Restricted share grants, net	185,584	148,474	174,575
Common Shares Other:
Repurchased and retired	(652,452)	(864,386)	—
Common Shares outstanding at December 31,	379,475,383	379,291,417	378,429,708
Units
Units outstanding at January 1,	11,581,306	12,429,737	12,659,027
Restricted unit grants, net	172,667	165,364	223,242
Conversion of OP Units to Common Shares	(210,200)	(1,013,795)	(452,532)
Units outstanding at December 31,	11,543,773	11,581,306	12,429,737
Total Common Shares and Units outstanding at December 31,	391,019,156	390,872,723	390,859,445
Units Ownership Interest in Operating Partnership	3.0%	3.0%	3.2%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the years ended December 31, 2024, 2023 and 2022:

	2024	2023	2022
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	390,872,723	390,859,445	388,186,222
Issued to General Partner:
Issuance of OP Units	—	—	1,740,550
Exercise of EQR share options	375,436	495,690	468,021
EQR’s Employee Share Purchase Plan (ESPP)	65,198	68,136	66,835
EQR’s restricted share grants, net	185,584	148,474	174,575
Issued to Limited Partners:
Restricted unit grants, net	172,667	165,364	223,242
General Partner Other:
OP Units repurchased and retired	(652,452)	(864,386)	—
General and Limited Partner Units outstanding at December 31,	391,019,156	390,872,723	390,859,445
Limited Partner Units
Limited Partner Units outstanding at January 1,	11,581,306	12,429,737	12,659,027
Limited Partner restricted unit grants, net	172,667	165,364	223,242
Conversion of Limited Partner OP Units to EQR Common Shares	(210,200)	(1,013,795)	(452,532)
Limited Partner Units outstanding at December 31,	11,543,773	11,581,306	12,429,737
Limited Partner Units Ownership Interest in Operating Partnership	3.0%	3.0%	3.2%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at December 31, 2024 and 2023.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable

Limited Partners is then adjusted to the greater of carrying value or fair market value as described above. As of December 31, 2024 and 2023, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $338.6 million and $289.2 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the years ended December 31, 2024, 2023 and 2022, respectively (amounts in thousands):

	2024	2023	2022
Balance at January 1,	$289,248	$318,273	$498,977
Change in market value	49,366	(7,667)	(176,490)
Change in carrying value	(51)	(21,358)	(4,214)
Balance at December 31,	$338,563	$289,248	$318,273

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of December 31, 2024 and 2023:

			Amounts in thousands
		Annual
	Call	Dividend Per	December 31,	December 31,
	Date (1)	Share/Unit (2)	2024	2023
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 343,100 shares/units issued and outstanding as of December 31, 2024 and 745,600 shares/units issued and outstanding as of December 31, 2023 (3)	12/10/2026	$4.145	$17,155	$37,280
			$17,155	$37,280

(1)
On or after the call date, redeemable Preferred Shares/Preference Units may be redeemed for cash at the option of the Company or the Operating Partnership, respectively, in whole or in part, at a redemption price equal to the liquidation price per share/unit, plus accrued and unpaid distributions, if any.
(2)
Dividends on Preferred Shares/Preference Units are payable quarterly.
(3)
During the year ended December 31, 2024, the Company repurchased and retired 402,500 Series K Preferred Shares/Preference Units with a liquidation value of approximately $20.1 million for total cash consideration of approximately $21.8 million, inclusive of premiums and accrued dividends through the redemption date. As a result of this partial redemption, the Company incurred a cash charge of approximately $1.4 million which was recorded as a premium on the redemption of Preferred Shares/Preference Units.

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. The current program matures in May 2025 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of December 31, 2024.

Forward sale agreements under the ATM program allow the Company, at its election, to settle the agreements by issuing Common Shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement or, alternatively, to settle the agreements in whole or in part through the delivery or receipt of Common Shares or cash. Issuances of shares under these forward sale agreements are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreements are recorded in the consolidated financial statements until settlement occurs. Prior to any settlements, the only impact to the consolidated financial statements is the inclusion of incremental shares, if any, within the calculation of diluted net income per share using the treasury stock method (see Note 10). The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current overnight federal funds rate and the amount of dividends paid to holders of the Company’s Common Shares over the term of the forward sale agreement.

During part of the year ended December 31, 2022, the Company had forward sale agreements outstanding for approximately 1.7 million Common Shares at a weighted average initial forward price per share of $83.25. During the quarter ended December 31, 2022, the Company settled all of the outstanding forward sale agreements, at a weighted average forward price per share of $80.22, which is inclusive of adjustments made to reflect the then-current federal funds rate and the amount of dividends paid to holders of the Company's Common Shares, for net proceeds of approximately $139.6 million. Concurrent with this transaction, ERPOP issued the same amount of OP Units to EQR in exchange for the net proceeds.

During the year ended December 31, 2024, the Company repurchased and subsequently retired approximately $38.5 million (652,452 shares at a weighted average price per share of $58.95) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR. Prior to the share repurchase activity during the year ended December 31, 2024, the Company had the authority to repurchase up to 13.0 million Common Shares under its share repurchase program, of which 12,347,548 shares remain authorized to repurchase as of December 31, 2024.

During the year ended December 31, 2023, the Company repurchased and subsequently retired approximately $49.1 million (864,386 shares at a weighted average price per share of $56.79) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR. As of December 31, 2023, EQR had remaining authorization to repurchase up to 12,135,614 of its shares. Following this share repurchase activity, in early 2024 the Company's Board of Trustees approved replenishing the Company's share repurchase program authorization back to its original 13.0 million shares.

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

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024	December 31, 2023
Land	$5,606,531	$5,581,876
Depreciable property:
Buildings and improvements	20,635,583	19,809,432
Furniture, fixtures and equipment	2,840,691	2,609,600
In-Place lease intangibles	563,138	519,394
Projects under development:
Land	40,034	3,201
Construction-in-progress	221,672	74,835
Land held for development:
Land	46,160	82,026
Construction-in-progress	16,982	32,274
Investment in real estate	29,970,791	28,712,638
Accumulated depreciation	(10,412,463)	(9,810,337)
Investment in real estate, net	$19,558,328	$18,902,301

During the year ended December 31, 2024, the Company acquired the following from unaffiliated parties (purchase price and purchase price allocation in thousands):

				Purchase Price Allocation (1)
	Properties	Apartment Units	Purchase Price	Land	Depreciable Property	Lease Intangible (2)	Real Estate Tax Intangible (3)
Rental Properties – Consolidated	18	5,373	$1,592,095	$181,178	$1,391,905	$12,727	$8,453

(1)
Purchase price allocation includes capitalized closing costs.
(2)
One of the properties is subject to fully prepaid below market long-term ground and parking leases, recorded as a lease intangible asset included in right-of-use assets on the consolidated balance sheets.
(3)
One of the properties benefits from a real estate tax abatement, recorded as a below market real estate tax intangible asset included in other assets on the consolidated balance sheets.

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
(2)
Purchase price allocation includes capitalized closing costs.

During the year ended December 31, 2024, the Company disposed of the following to unaffiliated parties (sales price and net gain in thousands):

	Properties	Apartment Units	Sales Price	Net Gain
Rental Properties – Consolidated	13	2,598	$975,641	$546,797

During the year ended December 31, 2023, the Company disposed of the following to unaffiliated parties (sales price and net gain in thousands):

	Properties	Apartment Units	Sales Price	Net Gain
Rental Properties – Consolidated	11	912	$379,893	$282,539

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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of December 31, 2024 and 2023:

	Operating Properties (1)		Projects Under Development (2)		Projects Held for Development (2), (3)
	Properties	Apartment Units	Projects	Apartment Units (4)	Projects	Apartment Units (4)
2024 Consolidated Joint Ventures (VIE)	12	2,656	1	440	—	—
2023 Consolidated Joint Ventures (VIE)	14	3,060	—	—	1	440

(1)
The land parcel under one of the properties in 2023 is subject to a long-term ground lease.
(2)
Represents separate consolidated joint ventures for the purpose of developing multifamily rental properties.
(3)
Represents separate consolidated joint ventures that have not yet started.
(4)
Represents the intended number of apartment units to be developed.

The following table provides consolidated assets and liabilities related to the Company's VIEs as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024	December 31, 2023
Consolidated Assets	$528,076	$599,788
Consolidated Liabilities	$47,137	$41,153

During the years ended December 31, 2024 and 2023, the Company completed the following transactions:

2024

•
Acquired its joint venture partner’s 8.0% interest in a 312-unit apartment property for $3.1 million in cash (the Company had previously repaid the $67.9 million construction mortgage during 2023; see further discussion below). The property is now wholly owned. In connection with the buyout, the carrying amount of the Noncontrolling Interests – Partially Owned Properties totaling $4.2 million was reduced to zero and the remaining $1.1 million was recorded to paid in capital/General Partner's Capital; and
•
Sold one partially owned property consisting of 92 apartment units for approximately $29.5 million.

2023

•
Acquired its joint venture partner's 10.0% interest in a 200-unit apartment property for $4.6 million, of which the Company paid $3.7 million in cash and ERPOP issued $0.9 million of 3.00% Series Q Preference Units (see Note 3 for additional discussion). The property is now wholly owned. In connection with the buyout, the carrying amount of the Noncontrolling Interests – Partially Owned Properties totaling $3.7 million was reduced to zero and the remaining $0.9 million was recorded to paid in capital/General Partner's Capital. The Company also repaid $64.7 million of mortgage debt at par prior to maturity in conjunction with the buyout;
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

The following table and information summarizes the Company’s investments in unconsolidated entities as of December 31, 2024 and 2023 (amounts in thousands except for ownership percentage):

	December 31, 2024	December 31, 2023	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$34,510	$35,421	Varies
Projects Under Development and Land Held for Development (VIE)	323,998	220,192	62% - 95% (1)
Real Estate Technology Funds/Companies (VIE)	28,276	26,691	Varies
Other	(253)	(255)	Varies
Investments in Unconsolidated Entities	$386,531	$282,049

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of December 31, 2024 and 2023:

	Operating Properties (1)		Real Estate Holdings (2)	Projects Under Development (3), (4)		Projects Held for Development (3), (5)
	Properties	Apartment Units	Entities	Projects	Apartment Units (6)	Projects	Apartment Units (6)
2024 Unconsolidated Joint Ventures (VIE)	4	1,262	3	4	1,359	2	526
2023 Unconsolidated Joint Ventures (VIE)	—	—	3	6	1,982	4	1,164

(1)
The land parcel under one of these properties is subject to a long-term ground lease.
(2)
Represents entities that hold various real estate investments.
(3)
Represents separate unconsolidated joint ventures for the purpose of developing multifamily rental properties.
(4)
The land parcel under one of the projects in 2023 is subject to a long-term ground lease.
(5)
Represents separate unconsolidated joint ventures that have not yet started.
(6)
Represents the intended number of apartment units to be developed.

New Development Joint Ventures

The following table provides information on total unconsolidated development joint ventures entered into during the year ended December 31, 2023 (there were no new development joint ventures entered into during the year ended December 31, 2024) (amounts in thousands except for number of unconsolidated joint ventures and apartment units).

December 31, 2023
Number of unconsolidated joint ventures (1)	2
Apartment units (2)	639
Investments in unconsolidated entities – acquisitions	$2,800

(1)
The entities qualify as VIEs, but the Company is not the primary beneficiary because it does not have the power to direct the activities that most significantly impact the VIE’s performance. Therefore, the entities are unconsolidated and recorded using the equity method of accounting. See Note 2 for additional discussion.
(2)
Represents the intended number of apartment units to be developed.
6.
Restricted Deposits

The following table presents the Company’s restricted deposits as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024	December 31, 2023
Mortgage escrow deposits:
Real estate taxes and insurance	$217	$307
Mortgage principal reserves/sinking funds	31,208	29,270
Mortgage escrow deposits	31,425	29,577
Restricted cash:
Earnest money on pending acquisitions	—	524
Restricted deposits on real estate investments	2,143	2,181
Resident security and utility deposits	44,287	40,149
Replacement reserves	17,914	15,571
Other	2,095	1,250
Restricted cash	66,439	59,675
Restricted deposits	$97,864	$89,252

7.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

	December 31, 2024			December 31, 2023			December 31, 2022
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$2,672,772	$63,889	$2,736,661	$2,588,499	$62,193	$2,650,692	$2,454,587	$63,995	$2,518,582
Utility recoveries (RUBS income) (1)	93,021	954	93,975	86,628	906	87,534	81,140	844	81,984
Parking rent	46,717	1,422	48,139	44,081	449	44,530	43,335	435	43,770
Other lease revenue, net (2)	(3,452)	(1,518)	(4,970)	(9,317)	(131)	(9,448)	(415)	(61)	(476)
Total lease revenue	$2,809,058	$64,747	2,873,805	$2,709,891	$63,417	2,773,308	$2,578,647	$65,213	2,643,860
Parking revenue			44,079			40,836			37,338
Other revenue			62,224			59,820			53,982
Total other rental income (3)			106,303			100,656			91,320
Rental income			$2,980,108			$2,873,964			$2,735,180

(1)
RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)
Other lease revenue consists of the revenue adjustment related to bad debt (see below for further discussion), service fees, late fees and other miscellaneous lease revenue.

(3)
Other rental income is accounted for under the revenue recognition standard and primarily consists of third-party transient parking revenue and ancillary income such as cable and laundry revenue.

The following table presents residential accounts receivable and straight-line receivable balances for the Company’s properties as of December 31, 2024 and 2023 (amounts in thousands):

Balance Sheet (Other assets):	December 31, 2024	December 31, 2023
Residential accounts receivable balances	$15,152	$21,477
Allowance for doubtful accounts	(9,904)	(15,846)
Net receivable balances	$5,248	$5,631

Straight-line receivable balances	$10,234	$9,183

The following table presents residential bad debt for the Company’s properties for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

	December 31,
Income Statement (Rental income):	2024	2023	2022
Bad debt, net (1)	$33,256	$38,117	$26,570
% of residential rental income	1.2%	1.4%	1.0%

(1)
Bad debt, net benefited from additional resident payments due to governmental rental assistance programs of approximately $1.6 million, $2.8 million and $34.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Lessee Accounting

The Company is the lessee under various corporate office leases, ground leases and parking leases for which the Company recognizes right-of-use (“ROU”) assets and related lease liabilities. The Company's corporate office lease expiration dates range from 2025 through 2042 (inclusive of applicable extension options) while ground leases and parking leases range from 2042 through 2118 (inclusive of applicable purchase options). The Company owns the building and improvements above its ground leases.

During the year ended December 31, 2024, the Company acquired below market long-term ground and parking leases, each fully prepaid at $1 and expiring in 2110, in connection with an apartment property acquisition as described in Note 4 and recorded a lease intangible asset of approximately $12.7 million, which is included in right-of-use assets on the consolidated balance sheets. During the year ended December 31, 2023, the Company entered into new corporate office leases which are being accounted for as operating leases and recorded initial lease liabilities and ROU assets of approximately $7.1 million.

The following table presents the Company’s ROU assets and related lease liabilities as of December 31, 2024 and 2023 (amounts in thousands):

Description	Balance Sheet Location	2024	2023
Assets
Operating leases	Right-of-use assets	$363,095	$363,175
Finance leases	Right-of-use assets	92,350	94,091
Total		$455,445	$457,266

Liabilities
Operating leases	Lease liabilities	$237,769	$243,497
Finance leases	Lease liabilities	67,128	68,143
Total		$304,897	$311,640

Additional disclosures

The following tables illustrate the quantitative disclosures for lessees as of and for the years ended December 31, 2024, 2023 and 2022 (amounts in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Lease cost:
Finance lease cost:
Amortization of right-of-use assets (capitalized)	$—	$146	$351
Amortization of right-of-use assets (expensed)	1,945	1,781	1,391
Interest on lease liabilities (expensed)	1,865	1,886	1,904
Operating lease cost	23,074	22,791	22,131
Variable lease cost	6,447	4,937	4,772
Total lease cost	$33,331	$31,541	$30,549

	December 31, 2024	December 31, 2023	December 31, 2022
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$3,084	$2,847	$2,463
Operating cash flows from operating leases	$21,046	$20,202	$19,154
Weighted-average remaining lease term – finance leases	22.0 years	23.1 years	24.1 years
Weighted-average remaining lease term – operating leases	53.2 years	53.0 years	54.5 years
Weighted-average discount rate – finance leases	2.8%	2.8%	2.8%
Weighted-average discount rate – operating leases	4.9%	4.9%	4.8%

The following table summarizes the Company’s undiscounted cash flows for contractual obligations for minimum rent payments/receipts under operating and financing leases for the next five years and thereafter as of December 31, 2024:

(Payments)/Receipts Due by Year (in thousands)
	2025	2026	2027	2028	2029	Thereafter	Total
Finance Leases:
Minimum Rent Payments	$(2,946)	$(2,959)	$(2,971)	$(2,984)	$(2,998)	$(79,256)	$(94,114)
Operating Leases:
Minimum Rent Payments	$(15,817)	$(15,553)	$(15,651)	$(15,794)	$(15,670)	$(789,790)	$(868,275)
Minimum Rent Receipts (a)	$54,235	$51,141	$47,845	$41,973	$33,317	$112,157	$340,668

(a)
Excludes residential leases due to their short-term nature.

The following table provides a reconciliation of lease liabilities from our undiscounted cash flows for minimum rent payments as of December 31, 2024 (amounts in thousands):

	Operating Leases	Finance Leases
Total minimum rent payments	$868,275	$94,114
Less: Lease discount	(630,506)	(26,986)
Lease liabilities	$237,769	$67,128

8.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the years ended December 31, 2024 and 2023 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following tables summarize the Company’s mortgage notes payable activity for the years ended December 31, 2024 and 2023, respectively (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2023	Proceeds	Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of December 31, 2024
Fixed Rate Debt:
Secured – Conventional	$1,398,598	$—	$—	$—	$1,594	$907	$1,401,099
Floating Rate Debt:
Secured – Tax Exempt	234,304	—	—	(6,100)	1,247	140	229,591
Total	$1,632,902	$—	$—	$(6,100)	$2,841	$1,047	$1,630,690

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

	Mortgage notes payable, net as of December 31, 2022	Proceeds		Assumptions		Lump sum payoffs		Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of December 31, 2023
Fixed Rate Debt:
Secured – Conventional	$1,608,838	$550,000	(2)	$42,256	(3)	$(800,000)	(2)	$—	$601	$(3,097)	$1,398,598
Floating Rate Debt:
Secured – Conventional	108,378	22,896		—		(132,598)		(54)	—	1,378	—
Secured – Tax Exempt	236,222	—		—		—		(3,300)	1,242	140	234,304
Floating Rate Debt	344,600	22,896		—		(132,598)		(3,354)	1,242	1,518	234,304
Total	$1,953,438	$572,896		$42,256		$(932,598)		$(3,354)	$1,843	$(1,579)	$1,632,902

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

The following table summarizes certain interest rate and maturity date information as of and for the years ended December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023
Interest Rate Ranges (ending)	0.10% - 5.25%	0.10% - 5.25%
Weighted Average Interest Rate	3.84%	3.68%
Maturity Date Ranges	2029-2061	2029-2061

As of December 31, 2024 and 2023, the Company had $240.6 million and $246.7 million, respectively, of secured tax-exempt bonds subject to third-party credit enhancement.

The historical cost, net of accumulated depreciation, of encumbered properties was $2.0 billion and $2.1 billion at December 31, 2024 and 2023, respectively.

Notes

The following tables summarize the Company’s notes activity for the years ended December 31, 2024 and 2023, respectively (amounts in thousands):

	Notes, net as of December 31, 2023	Proceeds		Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of December 31, 2024
Fixed Rate Debt:
Unsecured – Public	$5,348,417	$597,954	(2)	$—	$2,310	$(1,305)	$5,947,376

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

The following table summarizes certain interest rate and maturity date information as of and for the years ended December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023
Interest Rate Ranges (ending)	1.85% - 7.57%	1.85% - 7.57%
Weighted Average Interest Rate	3.54%	3.51%
Maturity Date Ranges	2025-2047	2025-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2024 and 2023.

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC in May 2022 and expires in May 2025.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing on October 26, 2027. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.725%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating and other terms and conditions per the agreement. The weighted average interest rate on the revolving credit facility was 5.98% for the year ended December 31, 2024. The Company did not borrow any amounts under its revolving credit facility during the year ended December 31, 2023.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.5 billion (increased from $1.0 billion as of December 18, 2024) subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The following table summarizes certain weighted average interest rate, maturity and amounts outstanding information for the commercial paper program as of and for the years ended December 31, 2024 and 2023, respectively:

	December 31, 2024	December 31, 2023
Weighted Average Interest Rate (1)	5.25%	5.47%
Weighted Average Maturity (in days)	13	14
Weighted Average Amount Outstanding	$535.7 million	$276.0 million

(1)
The notes bear interest at various floating rates.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.5 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of December 31, 2024 and 2023, respectively (amounts in thousands):

	December 31, 2024	December 31, 2023
Unsecured revolving credit facility commitment	$2,500,000	$2,500,000
Commercial paper balance outstanding	(544,495)	(410,000)
Unsecured revolving credit facility balance outstanding	—	—
Other restricted amounts	(3,438)	(3,415)
Unsecured revolving credit facility availability	$1,952,067	$2,086,585

Other

The following table summarizes the Company’s total debt extinguishment costs recorded as additional expense for the years ended December 31, 2024, 2023 and 2022, respectively (amounts in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Write-offs of unamortized deferred financing costs	$—	$1,143	$717
Write-offs of unamortized (premiums)/discounts/OCI	—	—	3,947
Total	$—	$1,143	$4,664

The following table provides a summary of the aggregate payments of principal on all debt for each of the next five years and thereafter as of December 31, 2024 (amounts in thousands):

Year	Total
2025 (1)	$1,002,595
2026	601,025
2027	409,800
2028	910,700
2029	899,620
Thereafter	4,369,312
Subtotal	8,193,052
Deferred Financing Costs and Unamortized (Discount)	(71,307)
Total	$8,121,745

(1)
Includes $544.5 million in principal outstanding on the Company's commercial paper program.

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

The fair values of the Company’s financial instruments (other than the items listed above and the investments disclosed below) approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at December 31, 2024 and 2023, respectively (amounts in thousands):

	December 31, 2024		December 31, 2023
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,630,690	$1,506,955	$1,632,902	$1,509,706
Unsecured debt, net	6,491,055	6,036,591	5,757,548	5,346,488
Total debt, net	$8,121,745	$7,543,546	$7,390,450	$6,856,194

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at December 31, 2024 and 2023, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$109,935	$109,935	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$109,935	$109,935	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$338,563	$—	$338,563	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2023	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$108,478	$108,478	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$108,478	$108,478	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$289,248	$—	$289,248	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2024, 2023 and 2022, respectively (amounts in thousands):

December 31, 2024 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(3,989)	Interest expense	$(2,499)
Total	$(3,989)		$(2,499)

December 31, 2023 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$4,514	Interest expense	$(3,737)
Total	$4,514		$(3,737)

December 31, 2022 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$20,654	Interest expense	$(11,071)
Total	$20,654		$(11,071)

As of December 31, 2024 and 2023, there were approximately $4.2 million and $5.7 million in deferred gains, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and/or unsettled derivative instruments, of which an estimated $1.2 million may be recognized as additional interest expense during the twelve months ending December 31, 2025.

During the year ended December 31, 2024, the Company paid approximately $4.0 million to settle four forward starting swaps in conjunction with the issuance of $600.0 million of ten-year unsecured public notes. The entire $4.0 million was initially deferred as a component of accumulated other comprehensive income (loss) and will be recognized as an increase to interest expense over the ten-year term of the notes.

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

The following table summarizes the Company’s real estate technology investment securities included in other assets as of December 31, 2024 and 2023 (amounts in thousands):

	December 31, 2024	December 31, 2023
Real Estate Technology Investments	$22,159	$19,312

During the year ended December 31, 2024, the Company sold certain of these investment securities for proceeds of approximately $15.0 million and realized a loss on sale of approximately $2.0 million, which is included in interest and other income in the consolidated statements of operations. During the year ended December 31, 2024, the Company adjusted certain of these investment securities to observable market prices and recorded a net unrealized gain of approximately $19.9 million, which is included in interest and other income in the consolidated statements of operations.

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

10.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator for net income per share – basic:
Net income	$1,070,975	$868,488	$806,995
Allocation to Noncontrolling Interests – Operating Partnership	(28,932)	(26,710)	(26,310)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(6,212)	(6,340)	(3,774)
Preferred distributions	(1,613)	(3,090)	(3,090)
Premium on redemption of Preferred Shares	(1,444)	—	—
Numerator for net income per share – basic	$1,032,774	$832,348	$773,821
Numerator for net income per share – diluted:
Net income	$1,070,975	$868,488	$806,995
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(6,212)	(6,340)	(3,774)
Preferred distributions	(1,613)	(3,090)	(3,090)
Premium on redemption of Preferred Shares	(1,444)	—	—
Numerator for net income per share – diluted	$1,061,706	$859,058	$800,131
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	378,795	378,773	376,209
Effect of dilutive securities:
OP Units	10,630	11,181	11,836
Long-term compensation shares/units	1,315	943	1,402
ATM forward sales	—	—	3
Denominator for net income per share – diluted	390,740	390,897	389,450
Net income per share – basic	$2.73	$2.20	$2.06
Net income per share – diluted	$2.72	$2.20	$2.05

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2024	2023	2022
Numerator for net income per Unit – basic and diluted:
Net income	$1,070,975	$868,488	$806,995
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(6,212)	(6,340)	(3,774)
Allocation to Preference Units	(1,613)	(3,090)	(3,090)
Allocation to premium on redemption of Preference Units	(1,444)	—	—
Numerator for net income per Unit – basic and diluted	$1,061,706	$859,058	$800,131
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	389,425	389,954	388,045
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,315	943	1,402
ATM forward sales	—	—	3
Denominator for net income per Unit – diluted	390,740	390,897	389,450
Net income per Unit – basic	$2.73	$2.20	$2.06
Net income per Unit – diluted	$2.72	$2.20	$2.05

11.
Share Incentive Plans

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.

Overview of Share Incentive Plans

The 2019 Share Incentive Plan (the “2019 Plan”), as approved by the Company’s shareholders on June 27, 2019, expires on June 27, 2029 and reserves 11,331,958 Common Shares for issuance. All future awards will be granted under the 2019 Plan until its expiration. As of December 31, 2024, 7,554,970 shares were available for future issuance.

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

The 2011 Plan will terminate when all outstanding Awards have expired or have been exercised/vested. The Board of Trustees may at any time amend or terminate the Share Incentive Plans, but termination will not affect Awards previously granted, absent immediate vesting and cash settlement. Any unexpired Options which had vested prior to such a termination would remain exercisable by the holder.

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

Valuation Method of Share Options

The fair value of the Option grants is recognized over the requisite service/vesting period of the Options. The fair value for the Company’s Options was estimated at the time the Options were granted using the Black-Scholes option pricing model with the primary grant in each year having the following weighted average assumptions:

	2024	2023	2022
Expected volatility (1)	23.6%	23.8%	21.7%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	3.48%	3.30%	3.26%
Risk-free interest rate (4)	3.80%	4.04%	1.66%
Exercise price per share (5)	$60.96	$66.59	$91.59
Option valuation per share	$11.01	$12.67	$12.57

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

Long-Term Incentive Plan

The Company’s executive compensation program allows the Chief Executive Officer and certain other executive officers to earn from 0% to 200% of the target number of long-term incentive (“LTI”) awards, payable in the form of restricted shares and/or restricted units. No payout would be made for any result below 50% of the target performance metric. The Company’s Total Shareholder Return (“TSR”), Normalized Funds from Operations (“FFO”) per share and Net Debt to Normalized EBITDAre (Earnings Before Interest, Taxes, Depreciation and Amortization for Real Estate) results over a forward-looking three-year performance period determine the restricted shares and/or restricted units awarded and are compared to pre-established quantitative performance metrics. The grant date fair value of the awards is estimated using a Monte Carlo model for the TSR portion of the awards, and the resulting expense is recorded over the service period regardless of whether the TSR performance measures are achieved, while the Normalized FFO per share and Net Debt to Normalized EBITDAre portions of the awards are adjusted based on the final achievement obtained. If the executive is retirement-eligible, the grant date fair value is amortized into expense over the first year. All other awards are amortized into expense over the three-year performance and vesting period. If employment is terminated prior to vesting, the restricted shares and restricted units are generally canceled, subject to the retirement benefit provisions discussed below as well as the death and disability provisions of the plan.

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

The grant date fair value of the TSR portion of the LTI awards is estimated using a multifactor Monte Carlo model to determine share prices for a set of relative awards for which the payout of the award depends on the spread of EQR’s TSR to the TSR of two indices: (a) the FTSE Nareit Apartment Index; and (b) the FTSE Nareit Equity Index. The grant date fair value of the Normalized FFO per share and Net Debt to Normalized EBITDAre portions of the LTI awards are estimated using the closing price of EQR Common Shares on the grant date for the restricted shares and a discounted closing price of EQR Common Shares on the grant date for the restricted units to reflect the “book-up” and liquidity risk inherent in the units. The individual prices determined above are then weighted to arrive at the final values for each restricted share/unit as follows:

	2024	2023	2022
Weighted average fair value per restricted share	$62.64	$61.18	$96.84
Weighted average fair value per restricted unit	$59.70	$58.78	$93.32

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

Trustees

All non-employee Trustees are granted Options, restricted shares and/or restricted units that vest one year from the grant date that corresponds to the term for which he or she has been elected to serve.

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

Compensation Expense and Award Activity

The following tables summarize compensation information regarding the restricted shares, restricted units, Options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2024, 2023 and 2022.

	December 31, 2024
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares	$12,095	$1,812	$—	$13,907	$1,209
Restricted units	15,331	131	—	15,462	1,930
Options	3,220	221	—	3,441	—
ESPP discount	641	70	—	711	—
Total	$31,287	$2,234	$—	$33,521	$3,139

	December 31, 2023
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares	$11,006	$1,480	$—	$12,486	$889
Restricted units	15,809	96	525	16,430	904
Options	4,436	192	—	4,628	—
ESPP discount	564	80	—	644	—
Total	$31,815	$1,848	$525	$34,188	$1,793

	December 31, 2022
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares	$10,419	$1,176	$—	$11,595	$1,120
Restricted units	16,487	87	2,530	19,104	1,039
Options	1,889	169	263	2,321	—
ESPP discount	718	78	—	796	—
Total	$29,513	$1,510	$2,793	$33,816	$2,159

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

The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above. The total compensation expense related to Awards not yet vested at December 31, 2024 is $11.0 million (including the accelerated expenses for individuals approaching or meeting the retirement age criteria discussed above), which is expected to be recognized over a weighted average term of 1.33 years.

The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2024, 2023 and 2022:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	Restricted Units	Weighted Average Fair Value per Restricted Unit
Balance at December 31, 2021	4,387,833	$60.65	309,876	$75.17	853,431	$66.11
Awards granted	164,199	$88.22	182,801	$80.52	223,242	$86.47
Awards exercised/vested	(468,021)	$52.87	(194,533)	$70.91	(122,999)	$66.10
Awards forfeited	(12,968)	$77.29	(8,226)	$82.02	—	$—
Awards expired	(9,683)	$60.02	—	$—	—	$—
Balance at December 31, 2022	4,061,360	$62.60	289,918	$81.21	953,674	$73.57
Awards granted	395,280	$66.56	152,217	$66.93	236,031	$60.38
Awards exercised/vested	(495,690)	$48.52	(118,322)	$80.76	(75,105)	$76.38
Awards forfeited	(1,717)	$66.73	(3,743)	$76.43	(70,667)	$59.14
Awards expired	(981)	$67.50	—	$—	—	$—
Balance at December 31, 2023	3,958,252	$64.76	320,070	$74.64	1,043,933	$68.56
Awards granted	323,201	$61.85	194,536	$61.58	172,667	$59.46
Awards exercised/vested	(375,436)	$60.15	(92,555)	$67.89	(199,943)	$60.47
Awards forfeited	(14,557)	$74.31	(8,952)	$68.30	—	$—
Awards expired	(17,812)	$67.13	—	$—	—	$—
Balance at December 31, 2024	3,873,648	$64.91	413,099	$70.14	1,016,657	$68.48

The table below summarizes information regarding the intrinsic value of Options exercised and the fair value of restricted shares/units vested for the three years ended December 31, 2024, 2023 and 2022:

	Amounts in thousands except per share amounts
	2024	2023	2022
Weighted average grant date fair value per share for Options granted	$11.18	$12.61	$12.45
Aggregate intrinsic value of Options exercised (1)	$3,879	$6,023	$14,511
Fair value of restricted shares vested	$5,724	$7,783	$17,353
Fair value of restricted units vested	$12,100	$4,965	$10,662

(1)
These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

The following table summarizes information regarding Options outstanding and exercisable at December 31, 2024 (aggregate intrinsic value is in thousands):

	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Options Outstanding	3,873,648	4.49	$64.91	$31,443
Options Exercisable	3,296,824	3.76	$64.84	$27,115
Vested and expected to vest	572,841	8.63	$65.34	$4,294

(1)
The aggregate intrinsic values were calculated as the excess, if any, between the Company’s closing share price of $71.76 per share on December 31, 2024 and the strike price of the underlying awards.

As of December 31, 2023 and 2022, 3,342,785 Options (with a weighted average exercise price of $63.83) and 3,549,325 Options (with a weighted average exercise price of $60.80) were exercisable, respectively.

12.
Employee Plans

The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of EQR. The Company registered 7,000,000 Common Shares under the ESPP, of which 2,353,265 Common Shares remained available for purchase at December 31, 2024. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. The following table summarizes information regarding the Common Shares issued under the ESPP with the net proceeds noted below being contributed to ERPOP in exchange for OP Units (amounts in thousands except share and per share amounts):

	Year Ended December 31,
	2024	2023	2022
Shares issued	65,198	68,136	66,835
Issuance price ranges	$50.60 – $62.11	$47.97– $55.11	$52.33 – $72.51
Issuance proceeds	$3,522	$3,517	$4,178

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria. The Company matches dollar for dollar up to the first 4% of eligible compensation that a participant contributes to the 401(k) Plan for all employees except those defined as highly compensated employees, whose match is 3%. Participants are vested in the Company’s contributions over five years. The Company recognized an expense in the amount of $5.1 million, $5.2 million and $4.8 million for the years ended December 31, 2024, 2023 and 2022, respectively.

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

13.
Distribution Reinvestment Plan

On September 30, 2014, the Company filed with the SEC a Form S-3 Registration Statement to register 4,790,000 Common Shares pursuant to a Distribution Reinvestment Plan (the “2014 DRIP”), which included the remaining shares available for issuance under a previous registration. The registration was automatically declared effective the same day and will expire when all 4,790,000 shares have been issued. The Company has 4,608,156 Common Shares available for issuance under the 2014 DRIP at December 31, 2024.

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

14.
Transactions with Related Parties

The Company leases its corporate headquarters from an entity affiliated with Samuel Zell, who was EQR's Chairman of the Board of Trustees until his death in May 2023. This lease is no longer a related party lease as of December 31, 2024 and 2023. The lease term expires on November 30, 2032 and contains two five-year extension options. The amount incurred for such office space for the years ended December 31, 2024, 2023 and 2022 were approximately $1.9 million, $1.9 million and $1.7 million, respectively. The Company believes these amounts approximate market rates for such rental space.

15.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of December 31, 2024, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at December 31, 2024 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	2	665	$123,087
Unconsolidated	4	1,359	206,583
Total Projects Under Development	6	2,024	$329,670

(1)
The Company's share of the $329.7 million in total project costs remaining approximates $172.1 million, with the balance funded by the Company's joint venture partners (approximately $2.6 million) and/or applicable construction loans (approximately $155.0 million).

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

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. As of December 31, 2024, the Company has invested in ten separate such investments totaling $42.7 million with aggregate remaining commitments of approximately $15.3 million.

Employment Agreements

The Company entered into a retirement benefits agreement with its former Chairman and a deferred compensation agreement with one former executive officer. During the years ended December 31, 2024, 2023 and 2022, the Company recognized compensation expense of $0.2 million, $0.6 million and $(0.2) million, respectively, related to these agreements.

The following table summarizes the Company’s contractual obligations for deferred compensation for the next five years and thereafter as of December 31, 2024:

	(Payments) Due by Year (in thousands)
	2025	2026	2027	2028	2029	Thereafter	Total
Other Long-Term Liabilities:
Deferred Compensation (1)	$(840)	$(840)	$(840)	$(840)	$(840)	$(2,939)	$(7,139)

(1)
Includes payments due to the estate of the Company’s former Chairman. As of December 31, 2024 and 2023, no payments remain due to the Company's former executive officer.

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

The Company is involved in various pending and threatened legal proceedings which arise in the ordinary course of business. The Company evaluates these litigation matters on an ongoing basis, but in no event less than quarterly, in assessing the adequacy of its accruals and disclosures. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, the Company records new accruals and/or adjusts existing accruals that represent its best estimate of the loss incurred based on the facts and circumstances known at that time. As of December 31, 2024 and December 31, 2023, the Company’s litigation accruals approximated $42.4 million and $17.1 million, respectively, and are included in other liabilities in the consolidated balance sheets. Actual losses may differ materially from the amounts noted above and the ultimate outcome of these legal proceedings is generally not yet determinable. As of December 31, 2024 and December 31, 2023, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate and inclusive of the matters accrued for as noted above, may reasonably be expected to have a material adverse effect on the Company and its financial condition.

The Company has been named as a defendant in a number of cases filed in late 2022 and 2023 alleging antitrust violations by RealPage, Inc., a seller of revenue management software products, and various owners and/or operators of multifamily housing, including us, that have utilized these products. The complaints allege collusion among the defendants to illegally fix and inflate the pricing of multifamily rents and seek monetary damages, injunctive relief, fees and costs. All of the cases except for one have been consolidated into a single putative class action in the United States District Court for the Middle District of Tennessee. On December 28, 2023, motions to dismiss this consolidated action, filed by RealPage, Inc. as well as us and our multifamily co-defendants, were denied by the Court and the case is proceeding. Another case with similar allegations has been filed by the District of Columbia against RealPage, Inc. and a number of multifamily owners and/or operators, including us, and no assurance can be given that similar additional cases will not be filed in the future. We believe these various lawsuits are without merit and we intend to vigorously defend against them. As these proceedings are in the early stages, it is not possible for the Company to predict the outcome nor is it possible to estimate the amount of loss, if any, which may be associated with an adverse decision in any of these cases.

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

16.
Reportable Segments

Operating segments are defined as components of an enterprise that engage in business activities from which they may earn revenues and incur expenses and about which discrete financial information is available that is evaluated regularly by the chief operating decision maker. The chief operating decision maker, who is the Company’s chief executive officer, decides how resources are allocated and assesses performance on a recurring basis at least quarterly.

The Company’s primary business is the acquisition, development and management of multifamily residential properties, which includes the generation of rental and other related income through the leasing of apartment units to residents. The chief operating decision maker evaluates the Company’s operating performance of our apartment communities geographically by market on a same store basis and in total on a non-same store basis, which represent our operating segments.

The Company has aggregated its geographic same store operating segments into one reportable segment called same store. Management believes the properties in the same store reportable segment have similar economic characteristics, facilities, services and residents, which is in alignment with the required aggregation criteria. The following reflects the two reportable segments for the Company:

•
Same store primarily includes all properties acquired or completed that were stabilized (defined as having achieved 90% physical occupancy for three consecutive months) for all of the current and comparable periods presented.
•
Non-same store primarily includes all properties acquired during the current and prior year, any properties in lease-up and not stabilized for all of the current and comparable periods presented and any properties undergoing major renovations.

The Company has non-residential activities included in each of its reportable segments, which account for less than 4.0% of total revenues for the year ended December 31, 2024 and serve as an amenity for our residential residents. All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the years ended December 31, 2024, 2023 and 2022, respectively.

The primary financial measure for the Company’s reportable segments is net operating income (“NOI”), which represents rental income less: 1) property and maintenance expense and 2) real estate taxes and insurance expense (all as reflected in the accompanying consolidated statements of operations and comprehensive income). The Company believes that NOI is helpful to investors as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s apartment properties. Revenues for all leases are reflected on a straight-line basis in accordance with GAAP for the current and comparable periods.

The following table presents a reconciliation of net income per the consolidated statements of operations to NOI for the years ended December 31, 2024, 2023 and 2022, respectively (amounts in thousands):

	December 31, 2024	December 31, 2023	December 31, 2022
Net income	$1,070,975	$868,488	$806,995
Adjustments:
Property management	132,739	119,804	110,304
General and administrative	61,653	60,716	58,710
Depreciation	952,191	888,709	882,168
Net (gain) loss on sales of real estate properties	(546,797)	(282,539)	(304,325)
Interest and other income	(30,329)	(22,345)	(2,193)
Other expenses	74,051	29,419	13,664
Interest:
Expense incurred, net	285,735	269,556	282,920
Amortization of deferred financing costs	7,834	8,941	8,729
Income and other tax expense (benefit)	1,256	1,148	900
(Income) loss from investments in unconsolidated entities	8,974	5,378	5,031
Total NOI	$2,018,282	$1,947,275	$1,862,903

The following table presents NOI from our rental real estate for the years ended December 31, 2024, 2023 and 2022, respectively (amounts in thousands):

	December 31, 2024			December 31, 2023			December 31, 2022
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$479,711	$148,030	$331,681	$466,980	$143,983	$322,997	$450,635	$132,858	$317,777
Orange County	125,214	28,208	97,006	121,113	26,759	94,354	122,660	26,511	96,149
San Diego	96,969	21,127	75,842	92,847	20,794	72,053	86,728	19,506	67,222
Subtotal - Southern California	701,894	197,365	504,529	680,940	191,536	489,404	660,023	178,875	481,148

San Francisco	431,323	129,084	302,239	424,547	128,742	295,805	415,173	124,192	290,981
Washington, D.C.	438,914	137,786	301,128	419,628	132,610	287,018	417,210	138,570	278,640
New York	494,060	201,857	292,203	476,319	193,311	283,008	434,820	187,218	247,602
Boston	327,134	94,576	232,558	314,929	91,977	222,952	270,899	82,523	188,376
Seattle	285,539	81,843	203,696	278,170	78,418	199,752	281,959	79,037	202,922
Denver	71,061	21,600	49,461	71,067	21,328	49,739	67,785	19,569	48,216
Other Expansion Markets	73,493	30,366	43,127	74,593	31,713	42,880	61,897	27,618	34,279
Total same store	2,823,418	894,477	1,928,941	2,740,193	869,635	1,870,558	2,609,766	837,602	1,772,164

Non-same store	100,419	36,350	64,069	35,474	15,117	20,357	74,379	29,758	44,621
Total reportable segments	2,923,837	930,827	1,993,010	2,775,667	884,752	1,890,915	2,684,145	867,360	1,816,785

Other (2)	56,271	30,999	25,272	98,297	41,937	56,360	51,035	4,917	46,118

Totals	$2,980,108	$961,826	$2,018,282	$2,873,964	$926,689	$1,947,275	$2,735,180	$872,277	$1,862,903

(1)
For the years ended December 31, 2024 and 2023, same store represented 75,299 apartment units. For the year ended December 31, 2022, same store represented 76,297 apartment units.
(2)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

The following table presents a reconciliation of operating expenses for each reportable segment for the years ended December 31, 2024, 2023 and 2022, respectively (amounts in thousands):

	December 31, 2024			December 31, 2023			December 31, 2022
	Same Store (1)	Non-Same Store	Total	Same Store (1)	Non-Same Store	Total	Same Store (1)	Non-Same Store	Total
Operating expenses:
Real estate taxes	$368,087	$12,050	$380,137	$356,847	$3,929	$360,776	$350,928	$9,822	$360,750
On-site payroll	168,006	7,335	175,341	167,486	3,189	170,675	161,297	5,156	166,453
Utilities	139,116	5,860	144,976	135,721	2,664	138,385	133,579	5,443	139,022
Repairs and maintenance	118,829	5,583	124,412	116,529	1,961	118,490	107,702	3,538	111,240
Other (2)	100,439	5,522	105,961	93,052	3,374	96,426	84,096	5,799	89,895
Total	$894,477	$36,350	$930,827	$869,635	$15,117	$884,752	$837,602	$29,758	$867,360

(1)
For the years ended December 31, 2024 and 2023, same store represented 75,299 apartment units. For the year ended December 31, 2022, same store represented 76,297 apartment units.
(2)
Other operating expenses for each reportable segment includes insurance, leasing and advertising and other on-site operating expenses.

The following table presents a reconciliation of total assets and capital expenditures as of and for the years ended December 31, 2024 and 2023, respectively (amounts in thousands):

	December 31, 2024				December 31, 2023
	Same Store (1)	Non-Same Store	Other (2)	Total	Same Store (1)	Non-Same Store	Other (2)	Total
Total assets	$17,638,845	$2,322,642	$872,689	$20,834,176	$18,190,640	$782,516	$1,061,408	$20,034,564
Capital expenditures	$273,997	$22,028	$5,409	$301,434	$278,149	$32,023	$9,170	$319,342

(1)
For the years ended December 31, 2024 and 2023, same store represented 75,299 apartment units.
(2)
Other includes development, other corporate operations and capital expenditures for properties sold.
17.
Subsequent Events

Subsequent to December 31, 2024, the Company:

•
Disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	1	440	$183,000
•
Repaid $37.9 million of tax-exempt floating rate mortgage debt maturing in 2036 in conjunction with the sale of the consolidated rental property noted above.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Overall Summary

December 31, 2024

	Properties	Apartment Units	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances (1)
Wholly Owned Unencumbered	262	72,108	$26,060,716,604	$(8,995,415,392)	$17,065,301,212	$—
Wholly Owned Encumbered	33	8,223	3,137,623,911	(1,145,441,380)	1,992,182,531	1,602,386,003
Wholly Owned Properties	295	80,331	29,198,340,515	(10,140,856,772)	19,057,483,743	1,602,386,003
Partially Owned Unencumbered	11	2,388	736,698,865	(248,342,763)	488,356,102	—
Partially Owned Encumbered	1	268	35,752,011	(23,263,607)	12,488,404	28,303,802
Partially Owned Properties	12	2,656	772,450,876	(271,606,370)	500,844,506	28,303,802
Total Unencumbered Properties	273	74,496	26,797,415,469	(9,243,758,155)	17,553,657,314	—
Total Encumbered Properties	34	8,491	3,173,375,922	(1,168,704,987)	2,004,670,935	1,630,689,805
Total Consolidated Investment in Real Estate	307	82,987	$29,970,791,391	$(10,412,463,142)	$19,558,328,249	$1,630,689,805

(1)
See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2024

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Amount
Archstone Master Property Holdings LLC	8	H	$547,116,704
Portfolio/Entity Encumbrances	8		547,116,704
Individual Property Encumbrances			1,083,573,101
Total Encumbrances per Financial Statements			$1,630,689,805

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Balance, beginning of year	$28,712,638	$28,088,754	$28,272,906
Acquisitions and development	1,717,217	500,221	214,903
Improvements	304,200	321,082	225,136
Dispositions and other	(763,264)	(197,419)	(624,191)
Balance, end of year	$29,970,791	$28,712,638	$28,088,754

The changes in accumulated depreciation for the years ended December 31, 2024, 2023 and 2022 are as follows:

	2024	2023	2022
Balance, beginning of year	$9,810,337	$9,027,850	$8,354,282
Depreciation	952,191	888,709	882,168
Dispositions and other	(350,065)	(106,222)	(208,600)
Balance, end of year	$10,412,463	$9,810,337	$9,027,850

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/24
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/24	Encumbrances
Wholly Owned Unencumbered:
100 K Apartments (fka 100K Street)	Washington, D.C.	—	2018	222	$15,600,000	$70,296,069	$627,994	$15,600,000	$70,924,063	$86,524,063	$(17,822,446)	$68,701,617	$—
170 Amsterdam	New York, NY	G	2015	236	—	112,096,955	1,367,221	—	113,464,176	113,464,176	(43,049,429)	70,414,747	—
175 Kent	Brooklyn, NY	G	2011	113	22,037,831	53,962,169	3,082,404	22,037,831	57,044,573	79,082,404	(28,045,068)	51,037,336	—
180 Montague (fka Brooklyn Heights)	Brooklyn, NY	G	2000	193	32,400,000	92,675,228	6,655,948	32,400,000	99,331,176	131,731,176	(44,741,960)	86,989,216	—
180 Riverside Boulevard	New York, NY	G	1998	516	144,968,250	138,346,681	23,943,297	144,968,250	162,289,978	307,258,228	(108,359,879)	198,898,349	—
1210 Mass	Washington, D.C.	G	2004	144	9,213,513	36,559,189	6,439,066	9,213,513	42,998,255	52,211,768	(27,955,324)	24,256,444	—
1401 Joyce on Pentagon Row	Arlington, VA	—	2004	326	9,780,000	89,668,165	10,408,727	9,780,000	100,076,892	109,856,892	(55,775,349)	54,081,543	—
1500 Mass Ave	Washington, D.C.	G	1951	564	54,638,298	40,361,702	19,738,260	54,638,298	60,099,962	114,738,260	(39,473,302)	75,264,958	—
1800 Oak (fka Rosslyn)	Arlington, VA	G	2003	314	31,400,000	109,005,734	14,903,927	31,400,000	123,909,661	155,309,661	(56,682,750)	98,626,911	—
2201 Pershing Drive	Arlington, VA	G	2012	188	11,321,198	49,674,175	3,806,432	11,321,198	53,480,607	64,801,805	(24,968,240)	39,833,565	—
2201 Wilson	Arlington, VA	G	2000	219	21,900,000	78,724,663	10,412,238	21,900,000	89,136,901	111,036,901	(39,415,588)	71,621,313	—
2400 M St	Washington, D.C.	G	2006	359	30,006,593	114,013,785	6,481,056	30,006,593	120,494,841	150,501,434	(77,893,669)	72,607,765	—
2501 Porter	Washington, D.C.	—	1988	202	13,000,000	75,271,179	9,011,187	13,000,000	84,282,366	97,282,366	(39,924,592)	57,357,774	—
315 on A	Boston, MA	G	2013	202	14,450,070	115,824,930	2,957,010	14,450,070	118,781,940	133,232,010	(44,372,786)	88,859,224	—
340 Fremont (fka Rincon Hill)	San Francisco, CA	—	2016	348	42,000,000	248,607,902	2,068,617	42,000,000	250,676,519	292,676,519	(81,954,131)	210,722,388	—
341 Nevins	Brooklyn, NY	—	(F)	—	3,621,717	308,661	—	3,621,717	308,661	3,930,378	—	3,930,378	—
3003 Van Ness (fka Van Ness)	Washington, D.C.	—	1970	625	56,300,000	141,191,580	15,993,278	56,300,000	157,184,858	213,484,858	(71,185,587)	142,299,271	—
425 Broadway	Santa Monica, CA	G	2001	101	12,600,000	34,394,772	4,481,987	12,600,000	38,876,759	51,476,759	(18,329,413)	33,147,346	—
425 Mass	Washington, D.C.	G	2009	559	28,150,000	138,600,000	13,657,653	28,150,000	152,257,653	180,407,653	(79,337,182)	101,070,471	—
455 Eye Street	Washington, D.C.	G	2017	174	11,941,407	61,418,689	610,012	11,941,407	62,028,701	73,970,108	(18,424,614)	55,545,494	—
4th and Hill	Los Angeles, CA	—	(F)	—	13,131,456	1,868,544	—	13,131,456	1,868,544	15,000,000	—	15,000,000	—
55 West Fifth I & II (fka Townhouse Plaza and Gardens)	San Mateo, CA	—	1964/1972	241	21,041,710	71,931,323	20,283,614	21,041,710	92,214,937	113,256,647	(47,267,978)	65,988,669	—
600 Washington	New York, NY	G	2004	135	32,852,000	43,140,551	5,072,853	32,852,000	48,213,404	81,065,404	(30,924,462)	50,140,942	—
660 Washington (fka Boston Common)	Boston, MA	G	2006	420	106,100,000	166,311,679	22,672,070	106,100,000	188,983,749	295,083,749	(80,772,468)	214,311,281	—
70 Greene	Jersey City, NJ	G	2010	480	28,108,899	236,763,553	9,574,610	28,108,899	246,338,163	274,447,062	(123,961,737)	150,485,325	—
71 Broadway	New York, NY	G	1997	238	22,611,600	77,492,171	22,717,412	22,611,600	100,209,583	122,821,183	(72,000,593)	50,820,590	—
77 Bluxome	San Francisco, CA	—	2007	102	5,249,124	18,609,876	855,764	5,249,124	19,465,640	24,714,764	(9,461,250)	15,253,514	—
77 Park Avenue (fka Hoboken)	Hoboken, NJ	G	2000	301	27,900,000	168,992,440	12,564,427	27,900,000	181,556,867	209,456,867	(80,555,800)	128,901,067	—
777 Sixth	New York, NY	G	2002	294	65,352,706	65,747,294	11,645,774	65,352,706	77,393,068	142,745,774	(43,457,096)	99,288,678	—
855 Brannan	San Francisco, CA	G	2018	449	41,363,921	282,730,067	2,130,197	41,363,921	284,860,264	326,224,185	(80,192,969)	246,031,216	—
929 Mass (fka 929 House)	Cambridge, MA	G	1975	127	3,252,993	21,745,595	10,092,794	3,252,993	31,838,389	35,091,382	(26,006,815)	9,084,567	—
Academy Village	North Hollywood, CA	—	1989	248	25,000,000	23,593,194	16,291,180	25,000,000	39,884,374	64,884,374	(26,975,025)	37,909,349	—
Acappella	Pasadena, CA	—	2002	143	5,839,548	29,360,452	2,982,614	5,839,548	32,343,066	38,182,614	(17,814,023)	20,368,591	—
Aero Apartments	Alameda, CA	G	2021	200	13,107,242	100,584,289	138,538	13,107,242	100,722,827	113,830,069	(15,046,320)	98,783,749	—
Alban Towers	Washington, D.C.	—	1934	229	18,900,000	89,794,201	8,515,225	18,900,000	98,309,426	117,209,426	(43,813,456)	73,395,970	—
Alborada	Fremont, CA	—	1999	442	24,310,000	59,214,129	11,943,477	24,310,000	71,157,606	95,467,606	(58,315,018)	37,152,588	—
Alcott Apartments (fka West End Tower)	Boston, MA	G	2021	470	10,424,000	398,075,512	1,334,606	10,424,000	399,410,118	409,834,118	(49,143,736)	360,690,382	—
Alcyone	Seattle, WA	G	2004	162	11,379,497	49,360,503	3,159,670	11,379,497	52,520,173	63,899,670	(20,707,957)	43,191,713	—
Altitude (fka Village at Howard Hughes, The (Lots 1 & 2))	Los Angeles, CA	—	2016	545	43,783,485	150,234,305	2,353,076	43,783,485	152,587,381	196,370,866	(51,608,217)	144,762,649	—
Alton, The (fka Millikan)	Irvine, CA	—	2017	344	11,049,027	96,523,927	970,764	11,049,027	97,494,691	108,543,718	(31,339,356)	77,204,362	—
Arbor Terrace	Sunnyvale, CA	—	1979	177	9,057,300	18,483,642	13,305,770	9,057,300	31,789,412	40,846,712	(26,091,131)	14,755,581	—
Arbour Square	Westminster, CO	—	2012	300	10,072,375	84,691,084	198,088	10,072,375	84,889,172	94,961,547	(2,629,167)	92,332,380	—
Arches, The	Sunnyvale, CA	—	1974	410	26,650,000	62,850,000	24,315,290	26,650,000	87,165,290	113,815,290	(38,618,955)	75,196,335	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/24
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/24	Encumbrances
Artisan on Second	Los Angeles, CA	—	2008	118	8,000,400	36,074,600	4,736,138	8,000,400	40,810,738	48,811,138	(19,475,131)	29,336,007	—
Artistry Emeryville (fka Emeryville)	Emeryville, CA	—	1994	267	12,300,000	61,466,267	10,878,111	12,300,000	72,344,378	84,644,378	(35,238,629)	49,405,749	—
Atelier	Brooklyn, NY	G	2015	120	32,401,680	47,135,432	1,208,984	32,401,680	48,344,416	80,746,096	(17,577,731)	63,168,365	—
Aventine Littleton	Highlands Ranch, CO	—	2024	227	8,486,099	83,049,404	871	8,486,099	83,050,275	91,536,374	(787,499)	90,748,875	—
Axis at Shady Grove	Rockville, MD	—	2016	366	14,745,774	90,503,831	1,141,565	14,745,774	91,645,396	106,391,170	(27,939,694)	78,451,476	—
Ayla Stonebriar	Frisco, TX	—	2022	289	7,674,733	68,474,638	84,483	7,674,733	68,559,121	76,233,854	(3,144,256)	73,089,598	—
Azure (fka Mission Bay-Block 13)	San Francisco, CA	—	2015	273	32,855,115	153,333,734	2,405,041	32,855,115	155,738,775	188,593,890	(54,676,637)	133,917,253	—
Bay Hill	Long Beach, CA	—	2002	160	7,600,000	27,437,239	5,449,954	7,600,000	32,887,193	40,487,193	(23,189,303)	17,297,890	—
Beatrice, The	New York, NY	—	2010	302	114,351,405	165,648,595	4,597,512	114,351,405	170,246,107	284,597,512	(79,174,251)	205,423,261	—
Bella Vista I, II, III Combined	Woodland Hills, CA	—	2003-2007	579	31,682,754	121,095,786	18,903,627	31,682,754	139,999,413	171,682,167	(88,818,200)	82,863,967	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	—	2000	1	63,158	236,157	2,098	63,158	238,255	301,413	(131,985)	169,428	—
Belle Fontaine	Marina Del Rey, CA	—	2003	102	9,098,808	28,701,192	3,714,189	9,098,808	32,415,381	41,514,189	(15,616,532)	25,897,657	—
Bishop, The	Sandy Springs, GA	G	2019	425	15,745,431	92,472,149	260,081	15,745,431	92,732,230	108,477,661	(4,310,563)	104,167,098	—
Breakwater at Marina Del Rey	Marina Del Rey, CA	—	1964-1969	224	—	73,189,262	3,558,680	—	76,747,942	76,747,942	(35,157,611)	41,590,331	—
Briarwood (CA)	Sunnyvale, CA	—	1985	192	9,991,500	22,247,278	14,422,999	9,991,500	36,670,277	46,661,777	(25,356,952)	21,304,825	—
Brodie, The	Westminster, CO	—	2016	312	8,639,904	79,257,130	2,476,608	8,639,904	81,733,738	90,373,642	(24,253,266)	66,120,376	—
Brooklyner, The (fka 111 Lawrence)	Brooklyn, NY	G	2010	490	40,099,922	221,438,631	6,912,360	40,099,922	228,350,991	268,450,913	(109,500,931)	158,949,982	—
C on Pico	Los Angeles, CA	—	2014	94	17,125,766	28,074,234	818,393	17,125,766	28,892,627	46,018,393	(10,539,687)	35,478,706	—
Carlyle Mill	Alexandria, VA	—	2002	317	10,000,000	51,367,913	13,534,438	10,000,000	64,902,351	74,902,351	(47,182,660)	27,719,691	—
Carmel Terrace	San Diego, CA	—	1988-1989	384	2,288,300	20,596,281	25,499,178	2,288,300	46,095,459	48,383,759	(35,004,298)	13,379,461	—
Cascade	Seattle, WA	G	2017	477	23,751,564	149,406,957	2,373,368	23,751,564	151,780,325	175,531,889	(44,898,853)	130,633,036	—
Centennial (fka Centennial Court & Centennial Tower)	Seattle, WA	G	1991/2001	408	9,700,000	70,080,378	18,234,587	9,700,000	88,314,965	98,014,965	(61,624,215)	36,390,750	—
Centre Club Combined	Ontario, CA	—	1994 & 2002	412	7,436,000	33,014,789	13,968,006	7,436,000	46,982,795	54,418,795	(36,102,209)	18,316,586	—
Chelsea Square	Redmond, WA	—	1991	113	3,397,100	9,289,074	3,432,782	3,397,100	12,721,856	16,118,956	(11,147,561)	4,971,395	—
Chloe on Madison (fka 1401 E. Madison)	Seattle, WA	G	2019	137	10,401,958	53,913,565	146,803	10,401,958	54,060,368	64,462,326	(11,429,642)	53,032,684	—
Chloe on Union (fka Chloe)	Seattle, WA	G	2010	117	14,835,571	39,359,650	3,365,998	14,835,571	42,725,648	57,561,219	(13,576,186)	43,985,033	—
Church Corner	Cambridge, MA	G	1987	85	5,220,000	16,744,643	3,983,507	5,220,000	20,728,150	25,948,150	(14,782,486)	11,165,664	—
Circa Fitzsimons	Denver, CO	—	2020	280	9,241,400	86,070,796	987,679	9,241,400	87,058,475	96,299,875	(15,085,497)	81,214,378	—
City Gate at Cupertino (fka Cupertino)	Cupertino, CA	—	1998	311	40,400,000	95,937,046	9,253,509	40,400,000	105,190,555	145,590,555	(48,687,591)	96,902,964	—
City Square Bellevue (fka Bellevue)	Bellevue, WA	G	1998	191	15,100,000	41,876,257	7,731,297	15,100,000	49,607,554	64,707,554	(22,024,588)	42,682,966	—
Clarendon, The	Arlington, VA	G	2005	292	30,400,340	103,824,660	6,868,159	30,400,340	110,692,819	141,093,159	(54,896,760)	86,196,399	—
Cleo, The	Los Angeles, CA	—	1989	92	6,615,467	14,829,335	5,100,977	6,615,467	19,930,312	26,545,779	(12,835,917)	13,709,862	—
Connecticut Heights	Washington, D.C.	—	1974	518	27,600,000	114,002,295	12,897,892	27,600,000	126,900,187	154,500,187	(58,008,704)	96,491,483	—
Courthouse Plaza	Arlington, VA	G	1990	396	—	87,386,024	10,002,015	—	97,388,039	97,388,039	(46,281,760)	51,106,279	—
Creekside (San Mateo)	San Mateo, CA	—	1985	192	9,606,600	21,193,232	6,628,191	9,606,600	27,821,423	37,428,023	(24,029,865)	13,398,158	—
Crest at Park Central	Dallas, TX	—	2016	387	11,340,882	58,809,330	293,390	11,340,882	59,102,720	70,443,602	(3,439,005)	67,004,597	—
Cronins Landing	Waltham, MA	G	1998	281	32,300,000	85,119,324	17,600,133	32,300,000	102,719,457	135,019,457	(48,196,938)	86,822,519	—
Crystal Place	Arlington, VA	—	1986	181	17,200,000	47,918,975	8,177,204	17,200,000	56,096,179	73,296,179	(25,503,647)	47,792,532	—
Dalton, The	Alexandria, VA	G	2018	270	22,947,777	95,334,754	643,225	22,947,777	95,977,979	118,925,756	(22,087,606)	96,838,150	—
Deerwood (SD)	San Diego, CA	—	1990	316	2,082,095	18,739,815	19,444,763	2,082,095	38,184,578	40,266,673	(35,443,578)	4,823,095	—
Del Mar Ridge	San Diego, CA	—	1998	181	7,801,824	36,948,176	11,119,607	7,801,824	48,067,783	55,869,607	(25,384,230)	30,485,377	—
Den, The	Denver, CO	G	2017	325	12,661,724	103,636,340	204,171	12,661,724	103,840,511	116,502,235	(2,939,956)	113,562,279	—
Eagle Canyon	Chino Hills, CA	—	1985	252	1,808,900	16,274,361	14,748,935	1,808,900	31,023,296	32,832,196	(26,742,415)	6,089,781	—
Edge, The (fka 4885 Edgemoor Lane)	Bethesda, MD	—	2021	154	—	72,796,939	65,946	—	72,862,885	72,862,885	(10,466,306)	62,396,579	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/24
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/24	Encumbrances
Edgemont at Bethesda Metro	Bethesda, MD	—	1989	123	13,092,552	43,907,448	6,161,174	13,092,552	50,068,622	63,161,174	(24,262,080)	38,899,094	—
Emerson Place	Boston, MA	G	1962	444	14,855,000	57,566,636	40,288,465	14,855,000	97,855,101	112,710,101	(84,466,394)	28,243,707	—
Encore at Sherman Oaks, The	Sherman Oaks, CA	—	1988	174	8,700,000	25,446,003	6,159,156	8,700,000	31,605,159	40,305,159	(16,701,782)	23,603,377	—
Estancia at Santa Clara (fka Santa Clara)	Santa Clara, CA	—	2000	450	—	123,759,804	12,176,110	—	135,935,914	135,935,914	(59,130,887)	76,805,027	—
Eviva on Cherokee	Denver, CO	—	2017	274	10,507,626	100,037,204	2,848,513	10,507,626	102,885,717	113,393,343	(27,019,110)	86,374,233	—
Flora	Austin, TX	—	2019	194	5,733,088	32,343,349	1,250,616	5,733,088	33,593,965	39,327,053	(8,095,151)	31,231,902	—
Fremont Center	Fremont, CA	G	2002	322	25,800,000	78,753,114	13,661,396	25,800,000	92,414,510	118,214,510	(40,652,050)	77,562,460	—
Gaithersburg Station	Gaithersburg, MD	G	2013	400	17,500,000	74,678,917	7,691,420	17,500,000	82,370,337	99,870,337	(35,632,776)	64,237,561	—
Gateway at Malden Center	Malden, MA	G	1988	203	9,209,780	25,722,666	20,343,033	9,209,780	46,065,699	55,275,479	(35,826,201)	19,449,278	—
Girard	Boston, MA	G	2016	160	—	102,450,328	1,531,330	—	103,981,658	103,981,658	(29,871,615)	74,110,043	—
Hampshire Place	Los Angeles, CA	—	1989	259	10,806,000	30,335,330	13,731,398	10,806,000	44,066,728	54,872,728	(29,000,237)	25,872,491	—
Harbor Steps	Seattle, WA	G	2000	761	59,403,601	158,829,432	68,263,473	59,403,601	227,092,905	286,496,506	(144,638,194)	141,858,312	—
Hathaway	Long Beach, CA	—	1987	385	2,512,500	22,611,912	17,989,143	2,512,500	40,601,055	43,113,555	(35,125,691)	7,987,864	—
Helios (fka 2nd+Pine)	Seattle, WA	G	2017	398	18,061,674	206,762,591	1,612,412	18,061,674	208,375,003	226,436,677	(61,522,435)	164,914,242	—
Helix Apartments	Weymouth, MA	G	2023	160	6,592,480	56,165,407	239,690	6,592,480	56,405,097	62,997,577	(2,645,271)	60,352,306	—
Heritage at Stone Ridge	Burlington, MA	—	2005	180	10,800,000	31,808,335	8,253,204	10,800,000	40,061,539	50,861,539	(24,738,949)	26,122,590	—
Heritage Ridge	Lynwood, WA	—	1999	197	6,895,000	18,983,597	6,252,196	6,895,000	25,235,793	32,130,793	(17,082,975)	15,047,818	—
Hesby	North Hollywood, CA	—	2013	308	23,299,892	102,700,108	4,210,207	23,299,892	106,910,315	130,210,207	(42,734,637)	87,475,570	—
Highlands at South Plainfield	South Plainfield, NJ	—	2000	252	10,080,000	37,526,912	4,510,884	10,080,000	42,037,796	52,117,796	(27,797,877)	24,319,919	—
Hikari	Los Angeles, CA	G	2007	128	9,435,760	32,564,240	3,270,446	9,435,760	35,834,686	45,270,446	(17,467,531)	27,802,915	—
Hudson Crossing	New York, NY	G	2003	259	23,420,000	69,977,699	7,833,359	23,420,000	77,811,058	101,231,058	(51,636,566)	49,594,492	—
Hudson Point	Jersey City, NJ	G	2003	182	5,350,000	41,114,074	9,663,448	5,350,000	50,777,522	56,127,522	(36,050,691)	20,076,831	—
Huxley, The	Redwood City, CA	—	2018	137	18,775,028	89,336,651	779,080	18,775,028	90,115,731	108,890,759	(20,088,951)	88,801,808	—
Indie Deep Ellum	Dallas, TX	G	2020	231	12,253,503	63,853,833	1,324,924	12,253,503	65,178,757	77,432,260	(11,724,325)	65,707,935	—
Iris O4W	Atlanta, GA	G	2023	320	20,663,801	105,762,510	87,400	20,663,801	105,849,910	126,513,711	(5,391,374)	121,122,337	—
Ivory Wood	Bothell, WA	—	2000	144	2,732,800	13,888,282	6,907,845	2,732,800	20,796,127	23,528,927	(12,447,855)	11,081,072	—
Jia (fka Chinatown Gateway)	Los Angeles, CA	G	2014	280	14,791,831	78,286,423	3,187,386	14,791,831	81,473,809	96,265,640	(36,024,718)	60,240,922	—
Junction 47 (fka West Seattle)	Seattle, WA	G	2015	206	11,726,305	56,581,665	1,238,874	11,726,305	57,820,539	69,546,844	(21,867,443)	47,679,401	—
Juniper Sandy Springs	Sandy Springs, GA	—	2017	230	8,668,700	64,989,813	1,048,876	8,668,700	66,038,689	74,707,389	(12,381,430)	62,325,959	—
Kelvin, The (fka Modera)	Irvine, CA	—	2015	194	15,521,552	64,853,448	1,941,324	15,521,552	66,794,772	82,316,324	(25,417,758)	56,898,566	—
Kia Ora Park	Plano, TX	—	2007	250	7,040,930	56,605,865	422,555	7,040,930	57,028,420	64,069,350	(2,750,760)	61,318,590	—
Kilby	Frisco, TX	—	2020	258	6,431,940	64,187,474	1,286,004	6,431,940	65,473,478	71,905,418	(12,149,395)	59,756,023	—
Landings at Port Imperial	W. New York, NJ	—	1999	276	27,246,045	37,741,050	18,746,774	27,246,045	56,487,824	83,733,869	(44,596,858)	39,137,011	—
Lane	Seattle, WA	G	2019	217	13,142,946	71,942,751	644,249	13,142,946	72,587,000	85,729,946	(16,151,778)	69,578,168	—
Lex, The	San Jose, CA	—	2017	387	21,817,512	158,778,598	3,032,983	21,817,512	161,811,581	183,629,093	(39,828,517)	143,800,576	—
Liberty Park	Braintree, MA	—	2000	202	5,977,504	26,749,111	10,038,549	5,977,504	36,787,660	42,765,164	(27,291,059)	15,474,105	—
Liberty Tower	Arlington, VA	G	2008	235	16,382,822	83,817,078	10,837,071	16,382,822	94,654,149	111,036,971	(48,905,180)	62,131,791	—
Lincoln Heights	Quincy, MA	—	1991	336	5,928,400	33,595,262	18,008,499	5,928,400	51,603,761	57,532,161	(45,980,745)	11,551,416	—
Lofts at Kendall Square (fka Kendall Square)	Cambridge, MA	—	1998	186	18,696,674	78,445,657	9,192,241	18,696,674	87,637,898	106,334,572	(40,718,870)	65,615,702	—
Lofts at Kendall Square ll (fka 249 Third Street)	Cambridge, MA	G	2019	84	4,603,326	44,187,266	589,775	4,603,326	44,777,041	49,380,367	(9,253,629)	40,126,738	—
Longacre House	New York, NY	G	2000	293	73,170,045	53,962,510	10,408,276	73,170,045	64,370,786	137,540,831	(37,059,900)	100,480,931	—
Longfellow Place	Boston, MA	G	1975	710	38,264,917	132,175,915	114,454,890	38,264,917	246,630,805	284,895,722	(201,138,635)	83,757,087	—
Lorien (fka Laguna Clara II)	Santa Clara, CA	—	(F)	—	3,200,426	137,738,522	—	3,200,426	137,738,522	140,938,948	—	140,938,948	—
Lorien Ivy (fka Laguna Clara)	Santa Clara, CA	—	1972	222	10,441,994	22,572,843	44,425,099	10,441,994	66,997,942	77,439,936	(28,838,462)	48,601,474	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/24
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/24	Encumbrances
Luna Upper Westside	Atlanta, GA	—	2020	345	14,847,420	108,325,394	1,280,201	14,847,420	109,605,595	124,453,015	(17,841,260)	106,611,755	—
Lyric Sugar Hill	Sugar Hill, GA	—	2023	294	7,150,971	78,240,138	18,160	7,150,971	78,258,298	85,409,269	(905,424)	84,503,845	—
Madox	Jersey City, NJ	G	2013	131	9,679,635	64,594,205	2,233,937	9,679,635	66,828,142	76,507,777	(17,666,502)	58,841,275	—
Mantena	New York, NY	G	2012	98	22,346,513	61,501,158	2,380,301	22,346,513	63,881,459	86,227,972	(28,686,989)	57,540,983	—
Mara Pacific Beach	San Diego, CA	G	2020	172	25,360,682	87,755,429	2,954,498	25,360,682	90,709,927	116,070,609	(12,811,205)	103,259,404	—
Marina 41 (fka Marina Del Rey)	Marina Del Rey, CA	—	1973	623	—	168,842,442	13,517,780	—	182,360,222	182,360,222	(84,683,461)	97,676,761	—
Mariposa at Playa Del Rey (fka Playa Del Rey)	Playa Del Rey, CA	—	2004	354	60,900,000	89,311,482	17,334,549	60,900,000	106,646,031	167,546,031	(46,730,483)	120,815,548	—
Milano Lofts	Los Angeles, CA	G	1925/2006	99	8,125,216	27,378,784	5,641,503	8,125,216	33,020,287	41,145,503	(16,078,063)	25,067,440	—
Milehouse	Denver, CO	G	2015	353	13,511,360	111,154,511	188,027	13,511,360	111,342,538	124,853,898	(3,239,232)	121,614,666	—
Mill Creek	Milpitas, CA	—	1991	516	12,858,693	57,168,503	20,951,957	12,858,693	78,120,460	90,979,153	(57,368,649)	33,610,504	—
Milo	Denver, CO	—	2020	319	15,957,975	153,331,358	1,974,617	15,957,975	155,305,975	171,263,950	(21,793,704)	149,470,246	—
Mosaic at Metro	Hyattsville, MD	—	2008	262	—	59,580,898	2,776,443	—	62,357,341	62,357,341	(34,287,468)	28,069,873	—
Mountain View Redevelopment	Mountain View, CA	—	(F)	—	—	2,677,902	—	—	2,677,902	2,677,902	—	2,677,902	—
Mozaic at Union Station	Los Angeles, CA	—	2007	272	8,500,000	52,529,446	6,440,024	8,500,000	58,969,470	67,469,470	(35,914,649)	31,554,821	—
Murray Hill Tower (fka Murray Hill)	New York, NY	G	1974	270	75,800,000	102,705,401	17,107,094	75,800,000	119,812,495	195,612,495	(57,576,757)	138,035,738	—
Next on Sixth	Los Angeles, CA	G	2017	398	52,509,906	136,635,650	1,600,079	52,509,906	138,235,729	190,745,635	(35,209,518)	155,536,117	—
North Pier at Harborside	Jersey City, NJ	—	2003	297	4,000,159	94,290,590	15,892,159	4,000,159	110,182,749	114,182,908	(73,837,897)	40,345,011	—
Northglen	Valencia, CA	—	1988	234	9,360,000	20,778,553	9,000,176	9,360,000	29,778,729	39,138,729	(22,985,880)	16,152,849	—
Northpark	Burlingame, CA	—	1972	510	38,607,000	77,472,217	28,637,599	38,607,000	106,109,816	144,716,816	(58,051,768)	86,665,048	—
Oak Park Combined	Agoura Hills, CA	—	1989 & 1990	444	3,390,700	30,517,274	14,182,912	3,390,700	44,700,186	48,090,886	(41,526,668)	6,564,218	—
Oaks	Santa Clarita, CA	—	2000	520	23,400,000	61,020,438	21,301,558	23,400,000	82,321,996	105,721,996	(53,812,640)	51,909,356	—
Ocean Crest	Solana Beach, CA	—	1986	146	5,111,200	11,910,438	6,012,813	5,111,200	17,923,251	23,034,451	(15,450,081)	7,584,370	—
Odin (fka Tallman)	Seattle, WA	—	2015	301	16,807,519	64,519,515	1,048,172	16,807,519	65,567,687	82,375,206	(24,364,634)	58,010,572	—
Olivian at the Realm	Lewisville, TX	—	2021	421	14,854,564	109,313,571	1,557,136	14,854,564	110,870,707	125,725,271	(17,198,164)	108,527,107	—
One Henry Adams	San Francisco, CA	G	2016	241	30,224,393	139,704,146	1,477,330	30,224,393	141,181,476	171,405,869	(45,340,953)	126,064,916	—
Osprey	Atlanta, GA	G	2020	320	18,121,932	116,950,910	1,054,517	18,121,932	118,005,427	136,127,359	(18,542,398)	117,584,961	—
Pacific Place	Los Angeles, CA	—	2008	430	32,250,000	110,750,000	13,665,179	32,250,000	124,415,179	156,665,179	(50,954,026)	105,711,153	—
Packard Building	Seattle, WA	G	2010	61	5,911,041	19,954,959	1,607,545	5,911,041	21,562,504	27,473,545	(8,015,095)	19,458,450	—
Parc 77	New York, NY	G	1903	137	40,504,000	18,025,679	8,180,253	40,504,000	26,205,932	66,709,932	(18,397,284)	48,312,648	—
Parc Cameron	New York, NY	G	1927	166	37,600,000	9,855,597	8,887,013	37,600,000	18,742,610	56,342,610	(14,411,317)	41,931,293	—
Parc Coliseum	New York, NY	G	1910	177	52,654,000	23,045,751	11,028,103	52,654,000	34,073,854	86,727,854	(24,395,020)	62,332,834	—
Parc East Towers	New York, NY	G	1977	324	102,163,000	108,989,402	16,972,442	102,163,000	125,961,844	228,124,844	(78,720,690)	149,404,154	—
Parc on Powell (fka Parkside at Emeryville)	Emeryville, CA	G	2015	173	16,667,059	65,473,337	3,699,491	16,667,059	69,172,828	85,839,887	(25,839,058)	60,000,829	—
Park Connecticut	Washington, D.C.	—	2000	142	13,700,000	59,087,519	6,870,405	13,700,000	65,957,924	79,657,924	(28,176,709)	51,481,215	—
Park West (CA)	Los Angeles, CA	—	1987/1990	444	3,033,500	27,302,383	16,924,077	3,033,500	44,226,460	47,259,960	(39,652,427)	7,607,533	—
Parkside	Union City, CA	—	1979	208	6,246,700	11,827,453	9,297,068	6,246,700	21,124,521	27,371,221	(17,841,159)	9,530,062	—
Pearl, The (WA)	Seattle, WA	G	2008	80	6,972,585	26,527,415	1,550,194	6,972,585	28,077,609	35,050,194	(10,849,047)	24,201,147	—
Pearl MDR (fka Oakwood Marina Del Rey)	Marina Del Rey, CA	G	1969	597	—	120,795,359	36,892,605	—	157,687,964	157,687,964	(65,983,790)	91,704,174	—
Pegasus	Los Angeles, CA	G	1949/2003	322	18,094,052	81,905,948	12,836,707	18,094,052	94,742,655	112,836,707	(49,546,073)	63,290,634	—
Penman, The	Atlanta, GA	G	2023	262	9,942,043	68,921,901	860,554	9,942,043	69,782,455	79,724,498	(6,323,549)	73,400,949	—
Portofino	Chino Hills, CA	—	1989	176	3,572,400	14,660,994	6,120,719	3,572,400	20,781,713	24,354,113	(17,633,658)	6,720,455	—
Portofino (Val)	Valencia, CA	—	1989	216	8,640,000	21,487,126	8,202,123	8,640,000	29,689,249	38,329,249	(23,253,694)	15,075,555	—
Portside Towers	Jersey City, NJ	G	1992-1997	527	22,487,006	96,842,913	33,103,285	22,487,006	129,946,198	152,433,204	(113,270,039)	39,163,165	—
Potrero 1010	San Francisco, CA	G	2016	453	40,830,011	181,924,463	3,159,833	40,830,011	185,084,296	225,914,307	(64,071,470)	161,842,837	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/24
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/24	Encumbrances
Prado (fka Glendale)	Glendale, CA	—	1988	264	—	67,977,313	8,178,867	—	76,156,180	76,156,180	(35,098,842)	41,057,338	—
Prime, The	Arlington, VA	—	2002	281	34,625,000	77,879,740	13,367,582	34,625,000	91,247,322	125,872,322	(49,221,249)	76,651,073	—
Prism at Park Avenue South (fka 400 Park Avenue South)	New York, NY	G	2015	269	76,292,169	171,812,112	840,595	76,292,169	172,652,707	248,944,876	(65,677,740)	183,267,136	—
Promenade at Town Center I & II	Valencia, CA	—	2001	564	28,200,000	69,795,915	20,655,523	28,200,000	90,451,438	118,651,438	(61,874,920)	56,776,518	—
Providence	Bothell, WA	—	2000	200	3,573,621	19,055,505	7,347,637	3,573,621	26,403,142	29,976,763	(17,862,487)	12,114,276	—
Quarry Hills	Quincy, MA	—	2006	316	26,900,000	84,411,162	8,909,242	26,900,000	93,320,404	120,220,404	(42,235,358)	77,985,046	—
Radiant Fairfax Ridge	Fairfax, VA	—	2016	213	7,352,547	63,018,744	1,170,039	7,352,547	64,188,783	71,541,330	(12,292,324)	59,249,006	—
Radius Uptown	Denver, CO	—	2017	372	13,644,960	121,899,084	2,953,824	13,644,960	124,852,908	138,497,868	(35,316,070)	103,181,798	—
Redmond Court	Bellevue, WA	—	1977	206	10,300,000	33,488,745	6,607,166	10,300,000	40,095,911	50,395,911	(18,450,539)	31,945,372	—
Reserve at Burlington, The	Burlington, MA	—	2019	270	20,250,000	114,476,933	2,243,718	20,250,000	116,720,651	136,970,651	(19,437,981)	117,532,670	—
Reserve at Clarendon Centre, The	Arlington, VA	G	2003	252	10,500,000	52,812,935	9,611,626	10,500,000	62,424,561	72,924,561	(43,531,608)	29,392,953	—
Reserve at Eisenhower, The	Alexandria, VA	—	2002	226	6,500,000	34,585,059	6,790,496	6,500,000	41,375,555	47,875,555	(30,337,242)	17,538,313	—
Reserve at Empire Lakes	Rancho Cucamonga, CA	—	2005	467	16,345,000	73,080,670	16,468,702	16,345,000	89,549,372	105,894,372	(55,055,730)	50,838,642	—
Reserve at Fairfax Corner	Fairfax, VA	—	2001	652	15,804,057	63,129,050	17,047,229	15,804,057	80,176,279	95,980,336	(60,469,121)	35,511,215	—
Reserve at Mountain View (fka Mountain View)	Mountain View, CA	—	1965	180	27,000,000	33,029,605	11,167,784	27,000,000	44,197,389	71,197,389	(22,255,197)	48,942,192	—
Reserve at Potomac Yard	Alexandria, VA	—	2002	588	11,918,917	68,862,641	24,131,797	11,918,917	92,994,438	104,913,355	(65,616,630)	39,296,725	—
Reserve at Town Center I-III (WA)	Mill Creek, WA	G	2001, 2009, 2014	584	16,768,705	77,623,664	15,529,051	16,768,705	93,152,715	109,921,420	(54,632,585)	55,288,835	—
Reverb (fka 9th and W)	Washington, D.C.	G	2023	312	—	104,834,400	47,973	—	104,882,373	104,882,373	(7,293,212)	97,589,161	—
Rianna I & II	Seattle, WA	G	2000/2002	156	4,430,000	29,298,096	5,608,591	4,430,000	34,906,687	39,336,687	(18,430,847)	20,905,840	—
Richmond Row	Suwanee, GA	—	2023	344	10,030,008	88,345,634	292,493	10,030,008	88,638,127	98,668,135	(8,122,228)	90,545,907	—
Ridgewood Village I&II	San Diego, CA	—	1997	408	11,809,500	34,004,048	9,220,363	11,809,500	43,224,411	55,033,911	(35,825,485)	19,208,426	—
Riva Terra I (fka Redwood Shores)	Redwood City, CA	—	1986	304	34,963,355	84,587,658	12,113,882	34,963,355	96,701,540	131,664,895	(45,814,764)	85,850,131	—
Riva Terra II (fka Harborside)	Redwood City, CA	—	1986	149	17,136,645	40,536,531	5,617,618	17,136,645	46,154,149	63,290,794	(20,963,384)	42,327,410	—
Rivington, The	Hoboken, NJ	—	1999	240	34,340,640	112,112,152	6,579,399	34,340,640	118,691,551	153,032,191	(34,234,569)	118,797,622	—
Rivington II, The	Hoboken, NJ	—	(F)	—	—	882,999	—	—	882,999	882,999	—	882,999	—
Rosecliff II	Quincy, MA	—	2005	130	4,922,840	30,202,160	4,731,123	4,922,840	34,933,283	39,856,123	(17,016,924)	22,839,199	—
Sakura Crossing	Los Angeles, CA	G	2009	230	14,641,990	42,858,010	2,742,163	14,641,990	45,600,173	60,242,163	(23,333,605)	36,908,558	—
Savanna Nine Mile	Erie, CO	—	2022	287	9,386,048	98,792,001	456,465	9,386,048	99,248,466	108,634,514	(10,144,496)	98,490,018	—
Saxton	Seattle, WA	G	2019	325	38,805,400	128,652,023	1,104,035	38,805,400	129,756,058	168,561,458	(29,504,458)	139,057,000	—
Sheffield Court	Arlington, VA	—	1986	597	3,342,381	31,337,332	30,553,290	3,342,381	61,890,622	65,233,003	(51,822,110)	13,410,893	—
Siena Terrace	Lake Forest, CA	—	1988	356	8,900,000	24,083,024	10,752,328	8,900,000	34,835,352	43,735,352	(29,403,293)	14,332,059	—
Sixes Ridge	Holly Springs, GA	—	2019	340	7,959,831	78,245,386	126,506	7,959,831	78,371,892	86,331,723	(3,674,199)	82,657,524	—
Skycrest	Valencia, CA	—	1999	264	10,560,000	25,574,457	7,516,117	10,560,000	33,090,574	43,650,574	(26,345,339)	17,305,235	—
Skyhouse South	Atlanta, GA	G	2014	320	14,182,277	101,911,477	1,749,357	14,182,277	103,660,834	117,843,111	(19,301,723)	98,541,388	—
Skylark	Union City, CA	—	1986	174	1,781,600	16,731,916	6,619,820	1,781,600	23,351,736	25,133,336	(20,269,877)	4,863,459	—
Skyview	Rancho Santa Margarita, CA	—	1999	260	3,380,000	21,952,863	8,164,469	3,380,000	30,117,332	33,497,332	(25,203,554)	8,293,778	—
SoMa II	San Francisco, CA	—	(F)	—	29,406,606	5,947,247	—	29,406,606	5,947,247	35,353,853	—	35,353,853	—
Sonterra at Foothill Ranch	Foothill Ranch, CA	—	1997	300	7,503,400	24,048,507	7,686,501	7,503,400	31,735,008	39,238,408	(27,744,166)	11,494,242	—
South City Station (fka South San Francisco)	San Francisco, CA	G	2007	368	68,900,000	79,476,861	13,417,106	68,900,000	92,893,967	161,793,967	(41,097,113)	120,696,854	—
Springline	Seattle, WA	G	2016	136	9,163,667	47,910,981	1,060,398	9,163,667	48,971,379	58,135,046	(15,634,169)	42,500,877	—
Square One	Seattle, WA	—	2014	112	7,222,544	26,277,456	695,695	7,222,544	26,973,151	34,195,695	(10,689,404)	23,506,291	—
Station 92	Woodstock, GA	—	2015	272	7,132,150	66,564,114	94,608	7,132,150	66,658,722	73,790,872	(2,969,550)	70,821,322	—
Stillhouse Vinings	Atlanta, GA	—	2022	274	10,764,285	78,806,295	20,241	10,764,285	78,826,536	89,590,821	(1,626,928)	87,963,893	—
STOA	Los Angeles, CA	G	2017	237	25,326,048	79,976,031	1,061,635	25,326,048	81,037,666	106,363,714	(20,981,096)	85,382,618	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/24
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/24	Encumbrances
Ten23 (fka 500 West 23rd Street)	New York, NY	G	2011	111	—	58,881,873	1,930,350	—	60,812,223	60,812,223	(26,993,618)	33,818,605	—
Terraces, The	San Francisco, CA	G	1975	117	14,087,610	16,314,151	3,546,231	14,087,610	19,860,382	33,947,992	(11,089,163)	22,858,829	—
Theo	Denver, CO	G	2018	275	15,322,049	122,105,822	5,930,484	15,322,049	128,036,306	143,358,355	(20,433,643)	122,924,712	—
Third Square	Cambridge, MA	G	2008/2009	472	26,767,171	219,668,983	17,770,687	26,767,171	237,439,670	264,206,841	(127,710,276)	136,496,565	—
Three20	Seattle, WA	G	2013	134	7,030,766	29,005,762	1,300,575	7,030,766	30,306,337	37,337,103	(12,922,503)	24,414,600	—
Toscana	Irvine, CA	—	1991/1993	563	39,410,000	50,806,072	30,425,228	39,410,000	81,231,300	120,641,300	(63,860,011)	56,781,289	—
Trailwinds Grapevine	Grapevine, TX	—	2023	324	15,219,295	75,436,361	165,369	15,219,295	75,601,730	90,821,025	(4,407,500)	86,413,525	—
Troy Boston	Boston, MA	G	2015	378	34,641,051	181,607,331	4,767,279	34,641,051	186,374,610	221,015,661	(53,005,531)	168,010,130	—
Union at Carrollton Square	Carrollton, TX	G	2013	311	—	49,428,349	356,894	—	49,785,243	49,785,243	(2,567,013)	47,218,230	—
Urbana (fka Market Street Landing)	Seattle, WA	G	2014	289	12,542,418	75,800,090	4,570,858	12,542,418	80,370,948	92,913,366	(34,269,846)	58,643,520	—
Uwajimaya Village	Seattle, WA	—	2002	176	8,800,000	22,188,288	9,990,428	8,800,000	32,178,716	40,978,716	(19,464,328)	21,514,388	—
Vantage Hollywood	Los Angeles, CA	—	1987	298	42,580,326	56,014,674	5,329,349	42,580,326	61,344,023	103,924,349	(24,658,919)	79,265,430	—
Veloce	Redmond, WA	G	2009	322	15,322,724	76,176,594	10,732,656	15,322,724	86,909,250	102,231,974	(37,224,492)	65,007,482	—
Venue at the Promenade	Castle Rock, CO	—	2017	312	8,355,048	83,752,689	1,401,140	8,355,048	85,153,829	93,508,877	(21,860,408)	71,648,469	—
Verde Condominium Homes (fka Mission Verde, LLC)	San Jose, CA	—	1986	108	5,190,700	9,679,109	5,804,559	5,190,700	15,483,668	20,674,368	(13,452,328)	7,222,040	—
Veridian (fka Silver Spring)	Silver Spring, MD	G	2009	457	18,539,817	130,407,365	7,666,152	18,539,817	138,073,517	156,613,334	(72,977,468)	83,635,866	—
Versailles	Woodland Hills, CA	—	1991	253	12,650,000	33,656,292	12,532,385	12,650,000	46,188,677	58,838,677	(32,356,238)	26,482,439	—
Versailles (K-Town)	Los Angeles, CA	—	2008	225	10,590,975	44,409,025	3,100,526	10,590,975	47,509,551	58,100,526	(26,215,272)	31,885,254	—
Victor on Venice	Los Angeles, CA	G	2006	116	10,350,000	35,433,437	5,556,188	10,350,000	40,989,625	51,339,625	(24,379,748)	26,959,877	—
View at Woodstock, The	Woodstock, GA	—	2020	320	8,745,396	78,958,962	204,122	8,745,396	79,163,084	87,908,480	(3,832,069)	84,076,411	—
Villa Solana	Laguna Hills, CA	—	1984	272	1,665,100	14,985,677	14,598,936	1,665,100	29,584,613	31,249,713	(27,179,284)	4,070,429	—
Village at Del Mar Heights, The (fka Del Mar Heights)	San Diego, CA	—	1986	168	15,100,000	40,859,396	5,034,037	15,100,000	45,893,433	60,993,433	(21,712,127)	39,281,306	—
Vintage at 425 Broadway (fka Promenade)	Santa Monica, CA	G	1934/2001	60	9,000,000	13,961,523	2,372,510	9,000,000	16,334,033	25,334,033	(7,946,176)	17,387,857	—
Virginia Square	Arlington, VA	G	2002	231	—	85,940,003	7,266,104	—	93,206,107	93,206,107	(42,981,254)	50,224,853	—
Vista 99 (fka Tasman)	San Jose, CA	—	2016	554	27,709,329	177,347,508	4,696,702	27,709,329	182,044,210	209,753,539	(63,517,339)	146,236,200	—
Vista Del Lago	Mission Viejo, CA	—	1986-1988	608	4,525,800	40,736,293	34,078,285	4,525,800	74,814,578	79,340,378	(61,847,607)	17,492,771	—
Walden Park	Cambridge, MA	—	1966	232	12,448,888	52,044,448	5,903,673	12,448,888	57,948,121	70,397,009	(30,963,840)	39,433,169	—
Water Park Towers	Arlington, VA	—	1989	362	34,400,000	108,485,859	20,610,791	34,400,000	129,096,650	163,496,650	(58,825,200)	104,671,450	—
Watertown Square	Watertown, MA	G	2005	134	16,800,000	34,074,056	6,528,689	16,800,000	40,602,745	57,402,745	(17,174,940)	40,227,805	—
Weaver, The	Austin, TX	G	2020	251	25,405,232	69,552,640	1,847,151	25,405,232	71,399,791	96,805,023	(11,876,026)	84,928,997	—
West 96th	New York, NY	G	1987	209	84,800,000	67,055,501	10,332,679	84,800,000	77,388,180	162,188,180	(37,403,289)	124,784,891	—
West End Apartments (fka Emerson Place/CRP II)	Boston, MA	G	2008	310	469,546	163,123,022	7,740,175	469,546	170,863,197	171,332,743	(96,856,266)	74,476,477	—
Westchester at Rockville	Rockville, MD	—	2009	192	10,600,000	44,135,207	3,301,771	10,600,000	47,436,978	58,036,978	(20,645,593)	37,391,385	—
Westerly	Dallas, TX	G	2021	331	11,958,829	79,171,448	1,615,516	11,958,829	80,786,964	92,745,793	(14,413,252)	78,332,541	—
Westmont	New York, NY	G	1986	163	64,900,000	61,143,259	8,448,519	64,900,000	69,591,778	134,491,778	(32,658,363)	101,833,415	—
Westside	Los Angeles, CA	—	2004	204	34,200,000	56,962,630	4,775,175	34,200,000	61,737,805	95,937,805	(27,842,175)	68,095,630	—
White Fence Farm	Lakewood, CO	—	2023	202	10,416,696	66,715,895	116,100	10,416,696	66,831,995	77,248,691	(2,787,240)	74,461,451	—
Windridge (CA)	Laguna Niguel, CA	—	1989	344	2,662,900	23,985,497	16,990,164	2,662,900	40,975,661	43,638,561	(36,747,706)	6,890,855	—
Wisconsin Place	Chevy Chase, MD	—	2009	432	—	172,089,355	3,080,396	—	175,169,751	175,169,751	(76,656,323)	98,513,428	—
Woodleaf	Campbell, CA	—	1984	178	8,550,600	16,988,182	8,129,288	8,550,600	25,117,470	33,668,070	(21,267,424)	12,400,646	—
Zephyr on the Park	Redmond, WA	G	2021	193	15,637,106	89,964,029	704,458	15,637,106	90,668,487	106,305,593	(13,888,189)	92,417,404	—
Management Business	N/A	—	(D)	—	—	—	150,634,848	—	150,634,848	150,634,848	(121,137,910)	29,496,938	—
Operating Partnership	N/A	—	(F)	—	—	5,296,710	—	—	5,296,710	5,296,710	—	5,296,710	—
Other	N/A	—	—	—	—	—	384,079	—	384,079	384,079	(143,916)	240,163	—
Wholly Owned Unencumbered				72,108	4,828,454,463	18,898,331,115	2,333,931,026	4,828,454,463	21,232,262,141	26,060,716,604	(8,995,415,392)	17,065,301,212	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/24
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/24	Encumbrances
Wholly Owned Encumbered:
1111 Belle Pre (fka The Madison)	Alexandria, VA	G	2014	360	18,937,702	94,758,679	2,428,753	18,937,702	97,187,432	116,125,134	(41,313,478)	74,811,656	86,485,984
300 East 39th (fka East 39th)	New York, NY	G	2001	254	48,900,000	96,174,639	9,392,015	48,900,000	105,566,654	154,466,654	(47,816,688)	106,649,966	58,771,151
303 East 83rd (fka Camargue)	New York, NY	G	1976	261	79,400,000	79,122,624	15,461,384	79,400,000	94,584,008	173,984,008	(46,180,093)	127,803,915	(H)
Artisan Square	Northridge, CA	—	2002	140	7,000,000	20,537,359	3,492,472	7,000,000	24,029,831	31,029,831	(17,513,542)	13,516,289	35,680,839
Avanti	Anaheim, CA	—	1987	162	12,960,000	18,497,682	4,972,488	12,960,000	23,470,170	36,430,170	(15,728,704)	20,701,466	28,088,126
Avenir Apartments	Boston, MA	G	2009	241	—	114,321,619	9,196,875	—	123,518,494	123,518,494	(54,897,485)	68,621,009	850,000
Baxter Decatur, The	Decatur, GA	—	2019	290	11,783,860	70,318,252	613,188	11,783,860	70,931,440	82,715,300	(8,210,580)	74,504,720	43,825,232
City Pointe	Fullerton, CA	G	2004	183	6,863,792	36,476,208	6,192,923	6,863,792	42,669,131	49,532,923	(23,407,435)	26,125,488	39,685,048
Elevé	Glendale, CA	G	2013	208	14,080,560	56,419,440	2,069,570	14,080,560	58,489,010	72,569,570	(24,001,654)	48,567,916	38,458,404
Fairchase	Fairfax, VA	—	2007	392	23,500,000	87,722,321	9,016,475	23,500,000	96,738,796	120,238,796	(40,426,139)	79,812,657	(H)
Flats at DuPont Circle	Washington, D.C.	—	1967	306	35,200,000	108,768,198	6,855,221	35,200,000	115,623,419	150,823,419	(49,886,919)	100,936,500	(H)
Glo	Los Angeles, CA	G	2008	201	16,047,022	48,650,963	5,124,335	16,047,022	53,775,298	69,822,320	(27,497,664)	42,324,656	33,209,234
Heights on Capitol Hill	Seattle, WA	G	2006	104	5,425,000	21,138,028	2,703,182	5,425,000	23,841,210	29,266,210	(15,172,677)	14,093,533	22,623,221
Kelvin Court (fka Alta Pacific)	Irvine, CA	—	2008	132	10,752,145	34,846,856	4,202,521	10,752,145	39,049,377	49,801,522	(21,063,741)	28,737,781	26,282,272
Kenwood Mews	Burbank, CA	—	1991	141	14,100,000	24,662,883	5,163,667	14,100,000	29,826,550	43,926,550	(19,919,281)	24,007,269	37,683,442
La Terrazza at Colma Station	Colma, CA	G	2005	155	—	41,251,044	5,806,273	—	47,057,317	47,057,317	(28,298,277)	18,759,040	25,060,973
Lindley Apartments	Encino, CA	—	2004	129	5,805,000	25,705,000	6,164,344	5,805,000	31,869,344	37,674,344	(15,602,824)	22,071,520	28,085,310
Lofts 590	Arlington, VA	—	2005	212	20,100,000	67,909,023	2,562,672	20,100,000	70,471,695	90,571,695	(30,041,398)	60,530,297	43,117,846
Longview Place	Waltham, MA	—	2004	348	20,880,000	90,255,509	16,634,538	20,880,000	106,890,047	127,770,047	(70,305,291)	57,464,756	84,412,560
Mark on 8th	Seattle, WA	G	2016	174	23,004,387	51,116,647	933,461	23,004,387	52,050,108	75,054,495	(15,702,897)	59,351,598	(H)
Metro on First	Seattle, WA	G	2002	106	8,540,000	12,209,981	4,960,919	8,540,000	17,170,900	25,710,900	(10,819,183)	14,891,717	21,526,032
Moda	Seattle, WA	G	2009	251	12,649,228	36,842,012	3,130,604	12,649,228	39,972,616	52,621,844	(21,565,006)	31,056,838	(I)
Montierra (CA)	San Diego, CA	—	1990	272	8,160,000	29,360,938	18,621,407	8,160,000	47,982,345	56,142,345	(33,906,670)	22,235,675	61,118,125
Notch	Newcastle, WA	—	2020	158	5,463,324	43,490,989	605,820	5,463,324	44,096,809	49,560,133	(9,125,980)	40,434,153	(H)
Old Town Lofts	Redmond, WA	G	2014	149	7,740,467	44,146,181	1,441,484	7,740,467	45,587,665	53,328,132	(17,672,182)	35,655,950	35,625,211
Olympus Towers	Seattle, WA	G	2000	328	14,752,034	73,335,425	16,011,880	14,752,034	89,347,305	104,099,339	(64,261,124)	39,838,215	94,898,236
Park Place at San Mateo (fka San Mateo)	San Mateo, CA	G	2001	575	71,900,000	211,907,141	32,756,157	71,900,000	244,663,298	316,563,298	(107,423,091)	209,140,207	(H)
Red 160 (fka Redmond Way)	Redmond, WA	G	2011	250	15,546,376	65,320,010	6,516,711	15,546,376	71,836,721	87,383,097	(32,847,476)	54,535,621	(H)
Skyhouse Denver	Denver, CO	G	2017	361	13,562,331	126,360,318	4,560,548	13,562,331	130,920,866	144,483,197	(36,284,093)	108,199,104	74,301,755
SoMa Square Apartments (fka South Market)	San Francisco, CA	G	1986	418	79,900,000	177,316,977	27,859,528	79,900,000	205,176,505	285,076,505	(92,120,716)	192,955,789	(H)
Teresina	Chula Vista, CA	—	2000	440	28,600,000	61,916,670	10,391,857	28,600,000	72,308,527	100,908,527	(46,896,214)	54,012,313	37,940,000
Vintage	Ontario, CA	—	2005-2007	300	7,059,230	47,677,762	8,792,477	7,059,230	56,470,239	63,529,469	(32,955,297)	30,574,172	49,213,487
West 54th	New York, NY	G	2001	222	60,900,000	48,193,837	6,744,489	60,900,000	54,938,326	115,838,326	(26,577,581)	89,260,745	48,326,811
Portfolio/Entity Encumbrances (1)													547,116,704
Wholly Owned Encumbered				8,223	709,512,458	2,166,731,215	261,380,238	709,512,458	2,428,111,453	3,137,623,911	(1,145,441,380)	1,992,182,531	1,602,386,003

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/24
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/24	Encumbrances
Partially Owned Unencumbered:
Basin, The	Wakefield, MA	G	(F)	—	36,833,687	83,933,770	—	36,833,687	83,933,770	120,767,457	—	120,767,457	—
Bellevue Meadows	Bellevue, WA	—	1983	180	4,507,100	12,574,814	10,464,162	4,507,100	23,038,976	27,546,076	(17,628,998)	9,917,078	—
Canyon Ridge	San Diego, CA	—	1989	162	4,869,448	11,955,064	5,705,235	4,869,448	17,660,299	22,529,747	(15,160,177)	7,369,570	—
Country Oaks	Agoura Hills, CA	—	1985	256	6,105,000	29,561,865	8,850,571	6,105,000	38,412,436	44,517,436	(29,740,487)	14,776,949	—
Lantern Cove	Foster City, CA	—	1985	232	6,945,000	23,064,976	9,648,942	6,945,000	32,713,918	39,658,918	(26,003,553)	13,655,365	—
Radius Koreatown	Los Angeles, CA	—	2014/2016	301	32,494,154	84,645,203	1,931,407	32,494,154	86,576,610	119,070,764	(28,228,671)	90,842,093	—
Rosecliff	Quincy, MA	—	1990	156	5,460,000	15,721,570	8,871,765	5,460,000	24,593,335	30,053,335	(18,467,262)	11,586,073	—
Schooner Bay I	Foster City, CA	—	1985	168	5,345,000	20,390,618	9,365,180	5,345,000	29,755,798	35,100,798	(22,522,089)	12,578,709	—
Schooner Bay II	Foster City, CA	—	1985	144	4,550,000	18,064,764	8,121,344	4,550,000	26,186,108	30,736,108	(19,933,003)	10,803,105	—
St Johns West	Austin, TX	—	2020	297	10,097,109	47,928,229	2,244,564	10,097,109	50,172,793	60,269,902	(12,197,560)	48,072,342	—
Venn at Main	Bellevue, WA	G	2016	350	26,626,497	151,520,448	3,025,678	26,626,497	154,546,126	181,172,623	(44,611,982)	136,560,641	—
Virgil Square	Los Angeles, CA	—	1979	142	5,500,000	15,216,613	4,559,088	5,500,000	19,775,701	25,275,701	(13,848,981)	11,426,720	—
Partially Owned Unencumbered				2,388	149,332,995	514,577,934	72,787,936	149,332,995	587,365,870	736,698,865	(248,342,763)	488,356,102	—

Partially Owned Encumbered:
Canyon Creek (CA)	San Ramon, CA	—	1984	268	5,425,000	18,812,121	11,514,890	5,425,000	30,327,011	35,752,011	(23,263,607)	12,488,404	28,303,802
Partially Owned Encumbered				268	5,425,000	18,812,121	11,514,890	5,425,000	30,327,011	35,752,011	(23,263,607)	12,488,404	28,303,802

Total Consolidated Investment in Real Estate				82,987	$5,692,724,916	$21,598,452,385	$2,679,614,090	$5,692,724,916	$24,278,066,475	$29,970,791,391	$(10,412,463,142)	$19,558,328,249	$1,630,689,805

(1)
See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2024

NOTES:

(A)
The balance of furniture & fixtures included in the total investment in real estate amount was $2,840,691,355 as of December 31, 2024.
(B)
The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2024 was approximately $12.4 billion (unaudited).
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