Form 10-Q
period 2025-03-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2025-04-30
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on April 24, 2025 was 379,943,670.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2025 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of March 31, 2025 owned an approximate 97.0% ownership interest in, ERPOP. The remaining 3.0% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Land	$5,572,591	$5,606,531
Depreciable property	24,158,601	24,039,412
Projects under development	144,706	261,706
Land held for development	59,772	63,142
Investment in real estate	29,935,670	29,970,791
Accumulated depreciation	(10,611,129)	(10,412,463)
Investment in real estate, net	19,324,541	19,558,328
Investments in unconsolidated entities	411,973	386,531
Cash and cash equivalents	39,849	62,302
Restricted deposits	101,694	97,864
Right-of-use assets	452,783	455,445
Other assets	231,345	273,706
Total assets	$20,562,185	$20,834,176

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,593,803	$1,630,690
Notes, net	5,949,081	5,947,376
Line of credit and commercial paper	304,000	543,679
Accounts payable and accrued expenses	149,342	99,347
Accrued interest payable	50,316	74,176
Lease liabilities	304,148	304,897
Other liabilities	274,374	310,559
Security deposits	77,312	75,611
Distributions payable	270,679	263,494
Total liabilities	8,973,055	9,249,829

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	337,699	338,563
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 343,100 shares issued and outstanding as of March 31, 2025 and December 31, 2024	17,155	17,155
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 379,840,678 shares issued and outstanding as of March 31, 2025 and 379,475,383 shares issued and outstanding as of December 31, 2024	3,798	3,795
Paid in capital	9,622,470	9,611,826
Retained earnings	1,400,511	1,407,570
Accumulated other comprehensive income (loss)	3,396	4,214
Total shareholders’ equity	11,047,330	11,044,560
Noncontrolling Interests:
Operating Partnership	207,090	201,942
Partially Owned Properties	(2,989)	(718)
Total Noncontrolling Interests	204,101	201,224
Total equity	11,251,431	11,245,784
Total liabilities and equity	$20,562,185	$20,834,176

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2025	2024
REVENUES
Rental income	$760,810	$730,818

EXPENSES
Property and maintenance	143,973	134,630
Real estate taxes and insurance	111,752	108,927
Property management	35,816	35,458
General and administrative	18,255	15,720
Depreciation	256,746	225,695
Total expenses	566,542	520,430

Net gain (loss) on sales of real estate properties	154,152	188,185
Interest and other income	1,692	9,329
Other expenses	(4,156)	(31,738)
Interest:
Expense incurred, net	(72,114)	(67,212)
Amortization of deferred financing costs	(2,144)	(1,918)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	271,698	307,034
Income and other tax (expense) benefit	(422)	(304)
Income (loss) from investments in unconsolidated entities	(6,411)	(1,698)
Net gain (loss) on sales of land parcels	(67)	—
Net income	264,798	305,032
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(7,102)	(8,275)
Partially Owned Properties	(1,104)	(970)
Net income attributable to controlling interests	256,592	295,787
Preferred distributions	(356)	(547)
Premium on redemption of Preferred Shares	—	(1,444)
Net income available to Common Shares	$256,236	$293,796

Earnings per share – basic:
Net income available to Common Shares	$0.68	$0.78
Weighted average Common Shares outstanding	379,208	378,812

Earnings per share – diluted:
Net income available to Common Shares	$0.67	$0.77
Weighted average Common Shares outstanding	391,179	390,561

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2025	2024
Comprehensive income:
Net income	$264,798	$305,032
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,504)	—
Losses reclassified into earnings from other comprehensive income	686	610
Other comprehensive income (loss)	(818)	610
Comprehensive income	263,980	305,642
Comprehensive (income) attributable to Noncontrolling Interests	(8,184)	(9,262)
Comprehensive income attributable to controlling interests	$255,796	$296,380

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$264,798	$305,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	256,746	225,695
Amortization of deferred financing costs	2,144	1,918
Amortization of discounts and premiums on debt	1,311	1,267
Amortization of deferred settlements on derivative instruments	683	608
Amortization of right-of-use assets	3,189	3,231
Write-off of pursuit costs	1,321	548
(Income) loss from investments in unconsolidated entities	6,411	1,698
Distributions from unconsolidated entities – return on capital	150	159
Net (gain) loss on sales of real estate properties	(154,152)	(188,185)
Net (gain) loss on sales of land parcels	67	—
Realized (gain) loss on investment securities	40	—
Unrealized (gain) loss on investment securities	—	(7,061)
Compensation paid with Company Common Shares	10,370	9,469
Changes in assets and liabilities:
(Increase) decrease in other assets	25,405	22,737
Increase (decrease) in accounts payable and accrued expenses	51,306	54,289
Increase (decrease) in accrued interest payable	(23,860)	(16,526)
Increase (decrease) in lease liabilities	(541)	(499)
Increase (decrease) in other liabilities	(21,564)	7,011
Increase (decrease) in security deposits	1,701	(360)
Net cash provided by operating activities	425,525	421,031
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	—	(837)
Investment in real estate – development/other	(30,971)	(25,491)
Capital expenditures to real estate	(61,950)	(73,520)
Non-real estate capital additions	(935)	(534)
Interest capitalized for real estate and unconsolidated entities under development	(3,922)	(3,150)
Proceeds from disposition of real estate, net	226,749	247,334
Investments in unconsolidated entities – development/other	(32,320)	(7,812)
Distributions from unconsolidated entities – return of capital	331	16
Proceeds from sale of investment securities	359	—
Net cash provided by (used for) investing activities	97,341	136,006

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage notes payable, net:
Lump sum payoffs	$(37,940)	$—
Line of credit and commercial paper:
Commercial paper proceeds	11,238,316	1,186,790
Commercial paper repayments	(11,477,995)	(1,370,000)
Finance ground lease principal payments	(735)	(719)
Proceeds from Employee Share Purchase Plan (ESPP)	942	1,644
Proceeds from exercise of options	4,360	4,401
Common Shares repurchased and retired	—	(38,474)
Redemption of Preferred Shares	—	(20,125)
Premium on redemption of Preferred Shares	—	(1,444)
Other financing activities, net	(7)	(7)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	235
Contributions – Noncontrolling Interests – Operating Partnership	4	2
Distributions:
Common Shares	(256,401)	(251,334)
Preferred Shares	(356)	(964)
Noncontrolling Interests – Operating Partnership	(8,309)	(8,154)
Noncontrolling Interests – Partially Owned Properties	(3,368)	(2,323)
Net cash provided by (used for) financing activities	(541,489)	(500,472)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(18,623)	56,565
Cash and cash equivalents and restricted deposits, beginning of period	160,166	139,995
Cash and cash equivalents and restricted deposits, end of period	$141,543	$196,560

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$39,849	$44,535
Restricted deposits	101,694	152,025
Total cash and cash equivalents and restricted deposits, end of period	$141,543	$196,560

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2025	2024
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$89,541	$77,149
Net cash paid (received) for income and other taxes	$371	$410
Amortization of deferred financing costs:
Other assets	$697	$696
Mortgage notes payable, net	$355	$262
Notes, net	$1,092	$960
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$698	$706
Notes, net	$613	$561
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(2)
Accumulated other comprehensive income	$686	$610
Write-off of pursuit costs:
Investment in real estate, net	$82	$128
Investments in unconsolidated entities	$1,151	$355
Other assets	$88	$65
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$6,104	$1,390
Other liabilities	$307	$308
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(555)	$—
Other liabilities	$2,059	$—
Accumulated other comprehensive income	$(1,504)	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(2,404)	$(1,159)
Investments in unconsolidated entities	$(1,518)	$(1,991)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(31,660)	$(7,152)
Other liabilities	$(660)	$(660)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(527)	$—
Lease liabilities	$527	$—
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$16,213	$4,561
Other liabilities	$(16,324)	$(4,334)
Paid in capital	$111	$(227)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2025	2024
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$17,155	$37,280
Partial redemption of 8.29% Series K Cumulative Redeemable	—	(20,125)
Balance, end of period	$17,155	$17,155
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,795	$3,793
Conversion of OP Units into Common Shares	1	—
Exercise of share options	—	1
Common Shares repurchased and retired	—	(7)
Share-based employee compensation expense:
Restricted shares	2	2
Balance, end of period	$3,798	$3,789
PAID IN CAPITAL
Balance, beginning of period	$9,611,826	$9,601,866
Common Share Issuance:
Conversion of OP Units into Common Shares	4,406	254
Exercise of share options	4,360	4,400
Employee Share Purchase Plan (ESPP)	942	1,644
Share-based employee compensation expense:
Restricted shares	4,436	4,494
Share options	1,279	1,289
ESPP discount	194	296
Supplemental Executive Retirement Plan (SERP)	111	(227)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	755	(8,815)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(5,839)	(1,458)
Balance, end of period	$9,622,470	$9,603,743
RETAINED EARNINGS
Balance, beginning of period	$1,407,570	$1,437,185
Net income attributable to controlling interests	256,592	295,787
Common Share distributions	(263,295)	(255,843)
Preferred Share distributions	(356)	(547)
Premium on redemption of Preferred Shares – cash charge	—	(1,444)
Common Shares repurchased and retired	—	(38,467)
Balance, end of period	$1,400,511	$1,436,671
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$4,214	$5,704
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,504)	—
Losses reclassified into earnings from other comprehensive income	686	610
Balance, end of period	$3,396	$6,314

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$0.6925	$0.675

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2025	2024
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$201,942	$202,306
Issuance of restricted units to Noncontrolling Interests	4	2
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(4,407)	(254)
Equity compensation associated with Noncontrolling Interests	5,101	4,087
Net income attributable to Noncontrolling Interests	7,102	8,275
Distributions to Noncontrolling Interests	(8,600)	(8,446)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	109	(156)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	5,839	1,458
Balance, end of period	$207,090	$207,272
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(718)	$994
Net income attributable to Noncontrolling Interests	1,104	970
Contributions by Noncontrolling Interests	—	235
Distributions to Noncontrolling Interests	(3,375)	(2,330)
Other	—	(1,000)
Balance, end of period	$(2,989)	$(1,131)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31,	December 31,
	2025	2024
ASSETS
Land	$5,572,591	$5,606,531
Depreciable property	24,158,601	24,039,412
Projects under development	144,706	261,706
Land held for development	59,772	63,142
Investment in real estate	29,935,670	29,970,791
Accumulated depreciation	(10,611,129)	(10,412,463)
Investment in real estate, net	19,324,541	19,558,328
Investments in unconsolidated entities	411,973	386,531
Cash and cash equivalents	39,849	62,302
Restricted deposits	101,694	97,864
Right-of-use assets	452,783	455,445
Other assets	231,345	273,706
Total assets	$20,562,185	$20,834,176

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,593,803	$1,630,690
Notes, net	5,949,081	5,947,376
Line of credit and commercial paper	304,000	543,679
Accounts payable and accrued expenses	149,342	99,347
Accrued interest payable	50,316	74,176
Lease liabilities	304,148	304,897
Other liabilities	274,374	310,559
Security deposits	77,312	75,611
Distributions payable	270,679	263,494
Total liabilities	8,973,055	9,249,829

Commitments and contingencies

Redeemable Limited Partners	337,699	338,563
Capital:
Partners’ Capital:
Preference Units	17,155	17,155
General Partner	11,026,779	11,023,191
Limited Partners	207,090	201,942
Accumulated other comprehensive income (loss)	3,396	4,214
Total partners’ capital	11,254,420	11,246,502
Noncontrolling Interests – Partially Owned Properties	(2,989)	(718)
Total capital	11,251,431	11,245,784
Total liabilities and capital	$20,562,185	$20,834,176

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2025	2024
REVENUES
Rental income	$760,810	$730,818

EXPENSES
Property and maintenance	143,973	134,630
Real estate taxes and insurance	111,752	108,927
Property management	35,816	35,458
General and administrative	18,255	15,720
Depreciation	256,746	225,695
Total expenses	566,542	520,430

Net gain (loss) on sales of real estate properties	154,152	188,185
Interest and other income	1,692	9,329
Other expenses	(4,156)	(31,738)
Interest:
Expense incurred, net	(72,114)	(67,212)
Amortization of deferred financing costs	(2,144)	(1,918)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	271,698	307,034
Income and other tax (expense) benefit	(422)	(304)
Income (loss) from investments in unconsolidated entities	(6,411)	(1,698)
Net gain (loss) on sales of land parcels	(67)	—
Net income	264,798	305,032
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,104)	(970)
Net income attributable to controlling interests	$263,694	$304,062
ALLOCATION OF NET INCOME:
Preference Units	$356	$547
Premium on redemption of Preference Units	$—	$1,444

General Partner	$256,236	$293,796
Limited Partners	7,102	8,275
Net income available to Units	$263,338	$302,071

Earnings per Unit – basic:
Net income available to Units	$0.68	$0.78
Weighted average Units outstanding	389,719	389,481

Earnings per Unit – diluted:
Net income available to Units	$0.67	$0.77
Weighted average Units outstanding	391,179	390,561

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2025	2024
Comprehensive income:
Net income	$264,798	$305,032
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,504)	—
Losses reclassified into earnings from other comprehensive income	686	610
Other comprehensive income (loss)	(818)	610
Comprehensive income	263,980	305,642
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,104)	(970)
Comprehensive income attributable to controlling interests	$262,876	$304,672

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$264,798	$305,032
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	256,746	225,695
Amortization of deferred financing costs	2,144	1,918
Amortization of discounts and premiums on debt	1,311	1,267
Amortization of deferred settlements on derivative instruments	683	608
Amortization of right-of-use assets	3,189	3,231
Write-off of pursuit costs	1,321	548
(Income) loss from investments in unconsolidated entities	6,411	1,698
Distributions from unconsolidated entities – return on capital	150	159
Net (gain) loss on sales of real estate properties	(154,152)	(188,185)
Net (gain) loss on sales of land parcels	67	—
Realized (gain) loss on investment securities	40	—
Unrealized (gain) loss on investment securities	—	(7,061)
Compensation paid with Company Common Shares	10,370	9,469
Changes in assets and liabilities:
(Increase) decrease in other assets	25,405	22,737
Increase (decrease) in accounts payable and accrued expenses	51,306	54,289
Increase (decrease) in accrued interest payable	(23,860)	(16,526)
Increase (decrease) in lease liabilities	(541)	(499)
Increase (decrease) in other liabilities	(21,564)	7,011
Increase (decrease) in security deposits	1,701	(360)
Net cash provided by operating activities	425,525	421,031
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	—	(837)
Investment in real estate – development/other	(30,971)	(25,491)
Capital expenditures to real estate	(61,950)	(73,520)
Non-real estate capital additions	(935)	(534)
Interest capitalized for real estate and unconsolidated entities under development	(3,922)	(3,150)
Proceeds from disposition of real estate, net	226,749	247,334
Investments in unconsolidated entities – development/other	(32,320)	(7,812)
Distributions from unconsolidated entities – return of capital	331	16
Proceeds from sale of investment securities	359	—
Net cash provided by (used for) investing activities	97,341	136,006

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage notes payable, net:
Lump sum payoffs	$(37,940)	$—
Line of credit and commercial paper:
Commercial paper proceeds	11,238,316	1,186,790
Commercial paper repayments	(11,477,995)	(1,370,000)
Finance ground lease principal payments	(735)	(719)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	942	1,644
Proceeds from exercise of EQR options	4,360	4,401
OP Units repurchased and retired	—	(38,474)
Redemption of Preference Units	—	(20,125)
Premium on redemption of Preference Units	—	(1,444)
Other financing activities, net	(7)	(7)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	235
Contributions – Limited Partners	4	2
Distributions:
OP Units – General Partner	(256,401)	(251,334)
Preference Units	(356)	(964)
OP Units – Limited Partners	(8,309)	(8,154)
Noncontrolling Interests – Partially Owned Properties	(3,368)	(2,323)
Net cash provided by (used for) financing activities	(541,489)	(500,472)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(18,623)	56,565
Cash and cash equivalents and restricted deposits, beginning of period	160,166	139,995
Cash and cash equivalents and restricted deposits, end of period	$141,543	$196,560

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$39,849	$44,535
Restricted deposits	101,694	152,025
Total cash and cash equivalents and restricted deposits, end of period	$141,543	$196,560

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2025	2024
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$89,541	$77,149
Net cash paid (received) for income and other taxes	$371	$410
Amortization of deferred financing costs:
Other assets	$697	$696
Mortgage notes payable, net	$355	$262
Notes, net	$1,092	$960
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$698	$706
Notes, net	$613	$561
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(2)
Accumulated other comprehensive income	$686	$610
Write-off of pursuit costs:
Investment in real estate, net	$82	$128
Investments in unconsolidated entities	$1,151	$355
Other assets	$88	$65
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$6,104	$1,390
Other liabilities	$307	$308
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(555)	$—
Other liabilities	$2,059	$—
Accumulated other comprehensive income	$(1,504)	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(2,404)	$(1,159)
Investments in unconsolidated entities	$(1,518)	$(1,991)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(31,660)	$(7,152)
Other liabilities	$(660)	$(660)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(527)	$—
Lease liabilities	$527	$—
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$16,213	$4,561
Other liabilities	$(16,324)	$(4,334)
Paid in capital	$111	$(227)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2025	2024
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$17,155	$37,280
Partial redemption of 8.29% Series K Cumulative Redeemable	—	(20,125)
Balance, end of period	$17,155	$17,155
GENERAL PARTNER
Balance, beginning of period	$11,023,191	$11,042,844
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	4,407	254
Exercise of EQR share options	4,360	4,401
EQR’s Employee Share Purchase Plan (ESPP)	942	1,644
Share-based employee compensation expense:
EQR restricted shares	4,438	4,496
EQR share options	1,279	1,289
EQR ESPP discount	194	296
OP Units repurchased and retired	—	(38,474)
Net income available to Units – General Partner	256,236	293,796
OP Units – General Partner distributions	(263,295)	(255,843)
Supplemental Executive Retirement Plan (SERP)	111	(227)
Change in market value of Redeemable Limited Partners	755	(8,815)
Adjustment for Limited Partners ownership in Operating Partnership	(5,839)	(1,458)
Balance, end of period	$11,026,779	$11,044,203
LIMITED PARTNERS
Balance, beginning of period	$201,942	$202,306
Issuance of restricted units to Limited Partners	4	2
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(4,407)	(254)
Equity compensation associated with Units – Limited Partners	5,101	4,087
Net income available to Units – Limited Partners	7,102	8,275
Units – Limited Partners distributions	(8,600)	(8,446)
Change in carrying value of Redeemable Limited Partners	109	(156)
Adjustment for Limited Partners ownership in Operating Partnership	5,839	1,458
Balance, end of period	$207,090	$207,272
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$4,214	$5,704
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(1,504)	—
Losses reclassified into earnings from other comprehensive income	686	610
Balance, end of period	$3,396	$6,314

DISTRIBUTIONS
Distributions declared per Unit outstanding	$0.6925	$0.675

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2025	2024
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(718)	$994
Net income attributable to Noncontrolling Interests	1,104	970
Contributions by Noncontrolling Interests	—	235
Distributions to Noncontrolling Interests	(3,375)	(2,330)
Other	—	(1,000)
Balance, end of period	$(2,989)	$(1,131)

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

EQR is the general partner of, and as of March 31, 2025 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of March 31, 2025, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 312 properties located in 10 states and the District of Columbia consisting of 84,648 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	294	80,010
Partially Owned Properties – Consolidated	12	2,656
Partially Owned Properties – Unconsolidated	6	1,982
	312	84,648

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

The balance sheets at December 31, 2024 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

In March 2024, the Securities and Exchange Commission ("SEC") adopted final rules that will require certain climate-related information in registration statements and annual reports. In April 2024, the SEC voluntarily stayed the new rules as a result of pending legal challenges. In March 2025, the SEC voted to end its defense of the rules. The new rules include a requirement to disclose material climate-related risks, descriptions of board and management oversight and risk management activities, the material impacts of these risks on a registrant’s strategy, business model and outlook, and any material climate-related targets or goals, as well as material effects and costs of severe weather events and other natural conditions and greenhouse gas emissions. Prior to the stay of the new rules, they would have been effective for annual periods beginning January 1, 2025, except for the greenhouse gas emissions disclosures, which would have been effective for annual periods beginning January 1, 2026. The Company is currently monitoring the legal challenges and evaluating the potential impact of the new rules on its disclosures.

In December 2023, the FASB issued an amendment to the income tax standards which requires disclosure enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. The new standard will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively. Due to the nature of the Company's operations and the immaterial amount of income taxes incurred/paid due to its status as a REIT, we expect the adoption of the standard to have no impact on its disclosures. See the Income and Other Taxes section above for additional discussion.

In November 2023, the FASB issued an amendment to the segment reporting standards which requires disclosure for each reportable segment, on an interim and annual basis, of the significant expense categories and amounts that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. Additionally, it requires disclosure of the title and position of the individual or the name of the group or committee identified as the chief operating decision maker. The Company adopted the standard when effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025 on a retrospective basis. See Note 12 for further discussion.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the quarters ended March 31, 2025 and 2024:

	2025	2024
Common Shares
Common Shares outstanding at January 1,	379,475,383	379,291,417
Common Shares Issued:
Conversion of OP Units	107,399	7,967
Exercise of share options	67,804	82,742
Employee Share Purchase Plan (ESPP)	15,062	32,496
Restricted share grants, net	175,030	177,581
Common Shares Other:
Repurchased and retired	—	(652,452)
Common Shares outstanding at March 31,	379,840,678	378,939,751
Units
Units outstanding at January 1,	11,543,773	11,581,306
Restricted unit grants, net	286,898	159,283
Conversion of OP Units to Common Shares	(107,399)	(7,967)
Units outstanding at March 31,	11,723,272	11,732,622
Total Common Shares and Units outstanding at March 31,	391,563,950	390,672,373
Units Ownership Interest in Operating Partnership	3.0%	3.0%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the quarters ended March 31, 2025 and 2024:

	2025	2024
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	391,019,156	390,872,723
Issued to General Partner:
Exercise of EQR share options	67,804	82,742
EQR’s Employee Share Purchase Plan (ESPP)	15,062	32,496
EQR’s restricted share grants, net	175,030	177,581
Issued to Limited Partners:
Restricted unit grants, net	286,898	159,283
General Partner Other:
OP Units repurchased and retired	—	(652,452)
General and Limited Partner Units outstanding at March 31,	391,563,950	390,672,373
Limited Partner Units
Limited Partner Units outstanding at January 1,	11,543,773	11,581,306
Limited Partner restricted unit grants, net	286,898	159,283
Conversion of Limited Partner OP Units to EQR Common Shares	(107,399)	(7,967)
Limited Partner Units outstanding at March 31,	11,723,272	11,732,622
Limited Partner Units Ownership Interest in Operating Partnership	3.0%	3.0%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at March 31, 2025 and December 31, 2024.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above. As of March 31, 2025 and 2024, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $337.7 million and $298.2 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the quarters ended March 31, 2025 and 2024, respectively (amounts in thousands):

	2025	2024
Balance at January 1,	$338,563	$289,248
Change in market value	(755)	8,815
Change in carrying value	(109)	156
Balance at March 31,	$337,699	$298,219

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of March 31, 2025 and December 31, 2024:

			Amounts in thousands
		Annual
	Call	Dividend Per	March 31,	December 31,
	Date (1)	Share/Unit (2)	2025	2024
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 343,100 shares/units issued and outstanding as of March 31, 2025 and December 31, 2024	12/10/2026	$4.145	$17,155	$17,155
			$17,155	$17,155

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. The current program matures in May 2025 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of March 31, 2025.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program, which was reauthorized during the quarter ended March 31, 2025. As no Common Shares have been repurchased since the reauthorization, all 13.0 million shares remain available to repurchase as of March 31, 2025.

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
Land	$5,572,591	$5,606,531
Depreciable property:
Buildings and improvements	20,719,045	20,635,583
Furniture, fixtures and equipment	2,878,231	2,840,691
In-Place lease intangibles	561,325	563,138
Projects under development:
Land	36,786	40,034
Construction-in-progress	107,920	221,672
Land held for development:
Land	42,538	46,160
Construction-in-progress	17,234	16,982
Investment in real estate	29,935,670	29,970,791
Accumulated depreciation	(10,611,129)	(10,412,463)
Investment in real estate, net	$19,324,541	$19,558,328

During the quarter ended March 31, 2025, the Company disposed of the following to unaffiliated parties (sales price and net gain (loss) in thousands):

	Properties	Apartment Units	Sales Price	Net Gain (Loss)
Rental Properties – Consolidated	2	546	$225,600	$154,152
Land Parcel (one) – Consolidated	—	—	4,300	(67)
Total	2	546	$229,900	$154,085

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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of March 31, 2025:

	Operating Properties		Projects Under Development (1)
	Properties	Apartment Units	Projects	Apartment Units (2)
Consolidated Joint Ventures (VIE)	12	2,656	1	440

(1)
Represents separate consolidated joint ventures for the purpose of developing multifamily rental properties.
(2)
Represents the intended number of apartment units to be developed.

The following table provides consolidated assets and liabilities related to the Company's VIEs as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
Consolidated Assets	$536,378	$528,076
Consolidated Liabilities	$50,834	$47,137

Investments in Unconsolidated Entities

The Company has various equity interests in certain joint ventures that are unconsolidated and accounted for using the equity method of accounting. Most of these have been deemed to be VIEs and the Company is not the VIEs' primary beneficiary. The remaining have been deemed not to be VIEs and the Company does not have a controlling voting interest.

The following table and information summarizes the Company’s investments in unconsolidated entities as of March 31, 2025 and December 31, 2024 (amounts in thousands except for ownership percentage):

	March 31, 2025	December 31, 2024	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$34,840	$34,510	Varies
Development and Lease-Up Projects and Land Held for Development (VIE)	348,961	323,998	62% - 95% (1)
Real Estate Technology Funds/Companies (VIE)	28,427	28,276	Varies
Other	(255)	(253)	Varies
Investments in Unconsolidated Entities	$411,973	$386,531

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of March 31, 2025:

	Development Lease-Up Projects (1)		Real Estate Holdings (2)	Projects Under Development (3)		Projects Held for Development (3), (4)
	Properties	Apartment Units	Entities	Projects	Apartment Units (5)	Projects	Apartment Units (5)
Unconsolidated Joint Ventures (VIE)	6	1,982	3	2	639	2	526
(1)
The land parcel under one of these properties is subject to a long-term ground lease.
(2)
Represents entities that hold various real estate investments.
(3)
Represents separate unconsolidated joint ventures for the purpose of developing multifamily rental properties.
(4)
Represents separate unconsolidated joint ventures that have not yet started.
(5)
Represents the intended number of apartment units to be developed.
6.
Restricted Deposits

The following table presents the Company’s restricted deposits as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
Mortgage escrow deposits:
Real estate taxes and insurance	$410	$217
Mortgage principal reserves/sinking funds	33,314	31,208
Mortgage escrow deposits	33,724	31,425
Restricted cash:
Restricted deposits on real estate investments	2,159	2,143
Resident security and utility deposits	45,242	44,287
Replacement reserves	18,699	17,914
Other	1,870	2,095
Restricted cash	67,970	66,439
Restricted deposits	$101,694	$97,864

7.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the quarters ended March 31, 2025 and 2024 (amounts in thousands):

	March 31, 2025			March 31, 2024
Income Type	Residential Leases	Non-Residential Leases	Total	Residential Leases	Non-Residential Leases	Total
Residential and non-residential rent	$680,261	$16,848	$697,109	$654,543	$18,823	$673,366
Utility recoveries (RUBS income) (1)	25,316	182	25,498	22,669	227	22,896
Parking rent	11,863	400	12,263	11,424	220	11,644
Other lease revenue, net (2)	991	(376)	615	(1,908)	(76)	(1,984)
Total lease revenue	718,431	17,054	735,485	686,728	19,194	705,922
Parking revenue	435	10,239	10,674	341	10,337	10,678
Other revenue	14,405	246	14,651	14,185	33	14,218
Total other rental income (3)	14,840	10,485	25,325	14,526	10,370	24,896
Rental income	$733,271	$27,539	$760,810	$701,254	$29,564	$730,818

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

The following table presents residential accounts receivable and straight-line receivable balances for the Company’s properties as of March 31, 2025 and December 31, 2024 (amounts in thousands):

Balance Sheet (Other assets):	March 31, 2025	December 31, 2024
Residential accounts receivable balances	$14,368	$15,152
Allowance for doubtful accounts	(9,487)	(9,904)
Net receivable balances	$4,881	$5,248

Straight-line receivable balances	$11,541	$10,234

The following table presents residential bad debt for the Company’s properties for the quarters ended March 31, 2025 and 2024 (amounts in thousands):

	March 31,
Income Statement (Rental income):	2025	2024
Bad debt, net	$7,697	$9,215
% of residential rental income	1.0%	1.3%

8.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the quarter ended March 31, 2025 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the quarter ended March 31, 2025 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2024	Proceeds	Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of March 31, 2025
Fixed Rate Debt:
Secured – Conventional	$1,401,099	$—	$—	$—	$392	$320	$1,401,811
Floating Rate Debt:
Secured – Tax Exempt	229,591	—	(37,940)	—	306	35	191,992
Total	$1,630,690	$—	$(37,940)	$—	$698	$355	$1,593,803

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the quarter ended March 31, 2025:

March 31, 2025
Interest Rate Ranges (ending)	0.10% - 5.25%
Weighted Average Interest Rate	3.77%
Maturity Date Ranges	2029-2061

As of March 31, 2025, the Company had $202.7 million of secured tax-exempt bonds subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the quarter ended March 31, 2025 (amounts in thousands):

	Notes, net as of December 31, 2024	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of March 31, 2025
Fixed Rate Debt:
Unsecured – Public	$5,947,376	$—	$—	$613	$1,092	$5,949,081

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the quarter ended March 31, 2025:

March 31, 2025
Interest Rate Ranges (ending)	1.85% - 7.57%
Weighted Average Interest Rate	3.68%
Maturity Date Ranges	2025-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for the quarter ended March 31, 2025.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing on October 26, 2027. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.725%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating and other terms and conditions per the agreement. The Company did not borrow any amounts under its revolving credit facility during the quarter ended March 31, 2025.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.5 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The following table summarizes certain weighted average interest rate, maturity and amount outstanding information for the commercial paper program as of and for the quarter ended March 31, 2025:

March 31, 2025
Weighted Average Interest Rate (1)	4.55%
Weighted Average Maturity (in days)	1
Weighted Average Amount Outstanding	$390.2 million

(1)
The notes bear interest at various floating rates.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.5 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of March 31, 2025 (amounts in thousands):

March 31, 2025
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(304,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,438)
Unsecured revolving credit facility availability	$2,192,562

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

The fair values of the Company’s financial instruments (other than the items listed above and the investments disclosed below) approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at March 31, 2025 and December 31, 2024, respectively (amounts in thousands):

	March 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,593,803	$1,512,641	$1,630,690	$1,506,955
Unsecured debt, net	6,253,081	5,857,140	6,491,055	6,036,591
Total debt, net	$7,846,884	$7,369,781	$8,121,745	$7,543,546

The following table summarizes the Company's consolidated derivative instruments at March 31, 2025 (dollar amounts are in thousands):

Forward Starting Swaps (1)
Current Notional Balance	$250,000
Lowest Interest Rate	3.663%
Highest Interest Rate	4.006%
Maturity Date	2035

(1)
Forward Starting Swaps – Designed to partially fix interest rates in advance of planned future debt issuances. These swaps have mandatory counterparty terminations in 2026 and are targeted for certain 2025 debt issuances.

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at March 31, 2025 and December 31, 2024, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	3/31/2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Assets	$555	$—	$555	$—
Supplemental Executive Retirement Plan	Other Assets	93,722	93,722	—	—
Total		$94,277	$93,722	$555	$—

Liabilities
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	Other Liabilities	$2,059	$—	$2,059	$—
Supplemental Executive Retirement Plan	Other Liabilities	93,722	93,722	—	—
Total		$95,781	$93,722	$2,059	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$337,699	$—	$337,699	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$109,935	$109,935	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$109,935	$109,935	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$338,563	$—	$338,563	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2025 and 2024, respectively (amounts in thousands):

March 31, 2025 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(1,504)	Interest expense	$(686)
Total	$(1,504)		$(686)

March 31, 2024 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(610)
Total	$—		$(610)

As of March 31, 2025 and December 31, 2024, there were approximately $3.4 million and $4.2 million in deferred gains, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and/or unsettled derivative instruments, of which an estimated $0.9 million may be recognized as additional interest expense during the twelve months ending March 31, 2026.

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

The following table summarizes the Company’s real estate technology investment securities included in other assets as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
Real Estate Technology Investments	$21,760	$22,159

During the quarter ended March 31, 2025, the Company sold a portion of one of these investment securities for proceeds of approximately $0.4 million, which approximated the Company's basis in the investment security.

10.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2025	2024
Numerator for net income per share – basic:
Net income	$264,798	$305,032
Allocation to Noncontrolling Interests – Operating Partnership	(7,102)	(8,275)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,104)	(970)
Preferred distributions	(356)	(547)
Premium on redemption of Preferred Shares	—	(1,444)
Numerator for net income per share – basic	$256,236	$293,796
Numerator for net income per share – diluted:
Net income	$264,798	$305,032
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,104)	(970)
Preferred distributions	(356)	(547)
Premium on redemption of Preferred Shares	—	(1,444)
Numerator for net income per share – diluted	$263,338	$302,071
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	379,208	378,812
Effect of dilutive securities:
OP Units	10,511	10,669
Long-term compensation shares/units	1,460	1,080
Denominator for net income per share – diluted	391,179	390,561
Net income per share – basic	$0.68	$0.78
Net income per share – diluted	$0.67	$0.77

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Quarter Ended March 31,
	2025	2024
Numerator for net income per Unit – basic and diluted:
Net income	$264,798	$305,032
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,104)	(970)
Allocation to Preference Units	(356)	(547)
Allocation to premium on redemption of Preference Units	—	(1,444)
Numerator for net income per Unit – basic and diluted	$263,338	$302,071
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	389,719	389,481
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,460	1,080
Denominator for net income per Unit – diluted	391,179	390,561
Net income per Unit – basic	$0.68	$0.78
Net income per Unit – diluted	$0.67	$0.77

11.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of March 31, 2025, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at March 31, 2025 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	1	440	$87,466
Unconsolidated	2	639	182,839
Total Projects Under Development	3	1,079	$270,305

(1)
The Company’s share of the $270.3 million in total project costs remaining approximates $111.3 million, with the balance funded by the Company’s joint venture partners (approximately $4.1 million) and/or applicable construction loans (approximately $154.9 million).

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

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. As of March 31, 2025, the Company has invested in ten separate such investments totaling $44.2 million with aggregate remaining commitments of approximately $13.8 million.

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

The Company is involved in various pending and threatened legal proceedings which arise in the ordinary course of business. The Company evaluates these litigation matters on an ongoing basis, but in no event less than quarterly, in assessing the adequacy of its accruals and disclosures. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, the Company records new accruals and/or adjusts existing accruals that represent its best estimate of the loss incurred based on the facts and circumstances known at that time. As of March 31, 2025 and December 31, 2024, the Company’s litigation accruals approximated $42.1 million and $42.4 million, respectively, and are included in other liabilities in the consolidated balance sheets. Actual losses may differ materially from the amounts noted above and the ultimate outcome of these legal proceedings is generally not yet determinable. As of March 31, 2025 and December 31, 2024, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate and inclusive of the matters accrued for as noted above, may reasonably be expected to have a material adverse effect on the Company and its financial condition.

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

The Company has non-residential activities included in each of its reportable segments, which account for less than 4.0% of total revenues for the quarter ended March 31, 2025 and serve as an amenity for our residential residents. All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2025 and 2024, respectively.

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

The following table presents a reconciliation of net income per the consolidated statements of operations to NOI for the quarters ended March 31, 2025 and 2024, respectively (amounts in thousands):

	March 31, 2025	March 31, 2024
Net income	$264,798	$305,032
Adjustments:
Property management	35,816	35,458
General and administrative	18,255	15,720
Depreciation	256,746	225,695
Net (gain) loss on sales of real estate properties	(154,152)	(188,185)
Interest and other income	(1,692)	(9,329)
Other expenses	4,156	31,738
Interest:
Expense incurred, net	72,114	67,212
Amortization of deferred financing costs	2,144	1,918
Income and other tax expense (benefit)	422	304
(Income) loss from investments in unconsolidated entities	6,411	1,698
Net (gain) loss on sales of land parcels	67	—
Total NOI	$505,085	$487,261

The following table presents NOI from our rental real estate for the quarters ended March 31, 2025 and 2024, respectively (amounts in thousands):

	March 31, 2025			March 31, 2024
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$120,939	$38,807	$82,132	$119,267	$37,830	$81,437
Orange County	31,846	7,256	24,590	31,101	6,897	24,204
San Diego	21,106	4,686	16,420	20,624	4,346	16,278
Subtotal - Southern California	173,891	50,749	123,142	170,992	49,073	121,919

San Francisco	110,832	34,542	76,290	107,190	33,446	73,744
Washington, D.C.	112,437	36,545	75,892	107,868	33,840	74,028
New York	126,156	52,999	73,157	123,964	51,377	72,587
Boston	81,697	25,479	56,218	80,451	24,089	56,362
Seattle	71,775	20,512	51,263	69,770	19,973	49,797
Denver	19,168	6,056	13,112	19,753	6,033	13,720
Other Expansion Markets	19,844	8,359	11,485	20,455	8,127	12,328
Total same store	715,800	235,241	480,559	700,443	225,958	474,485

Non-same store	43,596	15,996	27,600	9,266	4,708	4,558
Total reportable segments	759,396	251,237	508,159	709,709	230,666	479,043

Other (2)	1,414	4,488	(3,074)	21,109	12,891	8,218

Totals	$760,810	$255,725	$505,085	$730,818	$243,557	$487,261

(1)
For the quarters ended March 31, 2025 and 2024, same store represented 75,362 apartment units.
(2)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

The following table presents a reconciliation of operating expenses for each reportable segment for the quarters ended March 31, 2025 and 2024, respectively (amounts in thousands):

	March 31, 2025			March 31, 2024
	Same Store (1)	Non-Same Store	Total	Same Store (1)	Non-Same Store	Total
Operating expenses:
Real estate taxes	$94,556	$5,625	$100,181	$91,907	$1,691	$93,598
On-site payroll	43,444	3,223	46,667	42,019	848	42,867
Utilities	39,479	2,548	42,027	36,145	814	36,959
Repairs and maintenance	29,437	2,476	31,913	29,091	529	29,620
Other (2)	28,325	2,124	30,449	26,796	826	27,622
Total	$235,241	$15,996	$251,237	$225,958	$4,708	$230,666

(1)
For the quarters ended March 31, 2025 and 2024, same store represented 75,362 apartment units.

(2)
Other operating expenses for each reportable segment includes insurance, leasing and advertising and other on-site operating expenses.

The following table presents a reconciliation of total assets and capital expenditures as of and for the quarter ended March 31, 2025 (amounts in thousands):

	March 31, 2025
	Same Store (1)	Non-Same Store	Other (2)	Total
Total assets	$17,583,318	$2,339,611	$639,256	$20,562,185
Capital expenditures	$54,944	$6,950	$56	$61,950

(1)
For the quarter ended March 31, 2025, same store represented 75,362 apartment units.
(2)
Other includes development, other corporate operations and capital expenditures for properties sold.
13.
Subsequent Events

There have been no material subsequent events occurring since March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

Forward-Looking Statements

Forward-looking statements are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Additional factors that might cause such differences are discussed in Part I of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024, particularly those under Item 1A, Risk Factors. Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements.

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

EQR is the general partner of, and as of March 31, 2025 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Business Objectives and Operating and Investing Strategies

The Company’s and the Operating Partnership’s overall business objectives and operating and investing strategies have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

Results of Operations

2025 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the quarter ended March 31, 2025:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Sales Price	Disposition Yield
12/31/2024	311	84,249
Dispositions:
Consolidated Rental Properties	(2)	(546)	$(225,600)	(5.2%)
Consolidated Land Parcels	—	—	$(4,300)

Completed Developments – Consolidated	1	225
Completed Developments – Unconsolidated	2	720
3/31/2025	312	84,648

Dispositions

•
The consolidated properties disposed of during the quarter ended March 31, 2025 were located in the San Diego and Seattle markets; and
•
The consolidated land parcel disposed of during the quarter ended March 31, 2025 was located in the New York market.

Developments

•
Consolidated:
•
The Company completed construction on one consolidated apartment property during the quarter ended March 31, 2025, located in the San Francisco market, consisting of 225 apartment units totaling approximately $152.6 million of development costs; and
•
The Company spent approximately $31.0 million during the quarter ended March 31, 2025, primarily for consolidated development projects.
•
Unconsolidated:
•
The Company completed construction on two unconsolidated apartment properties during the quarter ended March 31, 2025, located in the Denver and New York markets, consisting of 720 apartment units totaling approximately $285.9 million of development costs; and
•
The Company spent approximately $30.2 million during the quarter ended March 31, 2025, primarily for unconsolidated development projects.

See Notes 4 and 5 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments and investments in partially owned entities.

Comparison of the quarter ended March 31, 2025 to the quarter ended March 31, 2024

The following table presents a reconciliation of diluted earnings per share/unit for the quarter ended March 31, 2025 as compared to the same period in 2024:

Quarter Ended March 31
Diluted earnings per share/unit for period ended 2024	$0.77
Property NOI	0.04
Interest expense	(0.01)
Corporate overhead (1)	(0.01)
Net gain/loss on property sales	(0.09)
Non-operating asset gains/losses	(0.02)
Depreciation expense	(0.08)
Other	0.07
Diluted earnings per share/unit for period ended 2025	$0.67

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

The following tables present reconciliations of net income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results (amounts in thousands):

	Quarter Ended March 31,
	2025	2024	$ Change	% Change
Net income	$264,798	$305,032	$(40,234)	(13.2)%
Adjustments:
Property management	35,816	35,458	358	1.0%
General and administrative	18,255	15,720	2,535	16.1%
Depreciation	256,746	225,695	31,051	13.8%
Net (gain) loss on sales of real estate properties	(154,152)	(188,185)	34,033	(18.1)%
Interest and other income	(1,692)	(9,329)	7,637	(81.9)%
Other expenses	4,156	31,738	(27,582)	(86.9)%
Interest:
Expense incurred, net	72,114	67,212	4,902	7.3%
Amortization of deferred financing costs	2,144	1,918	226	11.8%
Income and other tax expense (benefit)	422	304	118	38.8%
(Income) loss from investments in unconsolidated entities	6,411	1,698	4,713	277.6%
Net (gain) loss on sales of land parcels	67	—	67	100.0%
Total NOI	$505,085	$487,261	$17,824	3.7%
Rental income:
Same store	$715,800	$700,443	$15,357	2.2%
Non-same store/other	45,010	30,375	14,635	48.2%
Total rental income	760,810	730,818	29,992	4.1%
Operating expenses:
Same store	235,241	225,958	9,283	4.1%
Non-same store/other	20,484	17,599	2,885	16.4%
Total operating expenses	255,725	243,557	12,168	5.0%
NOI:
Same store	480,559	474,485	6,074	1.3%
Non-same store/other	24,526	12,776	11,750	92.0%
Total NOI	$505,085	$487,261	$17,824	3.7%

See Note 12 in the Notes to Consolidated Financial Statements for our disclosure of reportable segments.

•
The increase in same store rental income is primarily driven by good demand and modest supply across most of our markets.
•
The increase in same store operating expenses is due primarily to:
•
Real estate taxes – A $2.6 million increase due to escalation in rates and assessed values including an approximately one percentage point contribution to growth from 421-a tax abatement burnoffs in New York City. Once the burnoffs are completed, previously rent-restricted apartment units will transition to market;
•
On-site payroll – A $1.4 million increase primarily driven by higher wages, partially offset by the impact of various innovation initiatives;
•
Utilities – A $3.3 million increase primarily driven by higher commodity prices for gas and electric and higher water, sewer and trash expense along with a challenging comparable period; and
•
Other on-site operating expenses – A $1.0 million increase primarily due to higher ground lease rent, association fees and other expenses, partially offset by lower property-related legal expenses.
•
Non-same store/other NOI results consist primarily of properties acquired in calendar year 2024, operations from the Company’s development properties, other corporate operations and operations prior to disposition from 2024 and 2025 sold properties. The increase in NOI is primarily a result of the Company's significant second half of 2024 net acquisition activity, which is still positively impacting 2025 results.
•
The increase in consolidated total NOI is primarily a result of the Company’s higher NOI from non-same store properties as noted above.

See the Same Store Results section below for additional discussion of those results. See the reconciliation table of net income per the consolidated statements of operations to NOI above for the dollar and percentage changes related to the comparison discussions provided below.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. The increase during the quarter ended March 31, 2025 as compared to the prior year period is primarily attributable to increases in payroll-related costs and training and marketing expenses, partially offset by decreases in information technology expenses, workforce/contractors costs and legal and professional fees.

General and administrative expenses, which include corporate operating expenses, increased during the quarter ended March 31, 2025 as compared to the prior year period, primarily due to increases in payroll-related costs and other public company costs.

Depreciation expense increased during the quarter ended March 31, 2025 as compared to the prior year period, primarily as a result of additional depreciation expense on properties acquired in 2024 and development properties placed in service during 2024 and 2025, partially offset by lower depreciation from properties sold in 2024 and 2025.

Net gain on sales of real estate properties decreased during the quarter ended March 31, 2025 as compared to the prior year period, primarily as a result of a lower property and dollar sales volume and the mix of properties sold in 2025 vs. 2024.

Interest and other income decreased during the quarter ended March 31, 2025 as compared to the prior year period, primarily due to a net decrease in unrealized gains of $7.1 million on various investment securities.

Other expenses decreased during the quarter ended March 31, 2025 as compared to the prior year period, primarily due to decreases in litigation accruals.

Interest expense, including amortization of deferred financing costs, increased during the quarter ended March 31, 2025 as compared to the prior year period, primarily due to higher overall debt balances outstanding and higher overall rates, partially offset by higher capitalized interest. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the quarter ended March 31, 2025 was 3.92% as compared to 3.89% for the prior year period. The Company capitalized interest of approximately $3.9 million and $3.1 million during the quarters ended March 31, 2025 and 2024, respectively.

Loss from investments in unconsolidated entities increased during the quarter ended March 31, 2025 as compared to the prior year period, primarily as a result of losses incurred on our unconsolidated development properties which recently started lease-up activities.

Same Store Results

Properties that the Company owned and were stabilized for all of both of the quarters ended March 31, 2025 and 2024, which represented 75,362 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% Physical Occupancy for three consecutive months.

The following table provides results and statistics related to our Residential same store operations for the quarters ended March 31, 2025 and 2024:

First Quarter 2025 vs. First Quarter 2024

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	Q1 2025 % of Actual NOI	Q1 2025 Average Rental Rate	Q1 2025 Weighted Average Physical Occupancy %	Q1 2025 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	14,136	17.7%	$2,956	95.7%	9.0%	1.2%	0.2%	(0.6%)
Orange County	3,718	5.3%	2,964	96.3%	7.2%	2.2%	0.2%	(0.2%)
San Diego	2,209	3.5%	3,284	96.3%	8.8%	1.8%	0.1%	1.3%
Subtotal – Southern California	20,063	26.5%	2,994	95.9%	8.7%	1.4%	0.2%	(0.2%)

San Francisco	11,093	16.3%	3,387	96.8%	8.3%	3.0%	0.3%	(1.2%)
Washington, D.C.	13,534	16.1%	2,800	97.3%	6.0%	4.4%	0.2%	(1.0%)
New York	8,536	14.5%	4,710	97.6%	6.3%	2.6%	0.6%	(0.2%)
Boston	7,077	11.2%	3,657	95.8%	7.1%	2.8%	0.1%	(0.3%)
Seattle	8,747	10.3%	2,647	96.5%	9.0%	3.3%	0.4%	(0.7%)
Denver	2,792	2.8%	2,354	95.5%	10.6%	(2.3%)	(0.7%)	0.1%
Other Expansion Markets	3,520	2.3%	1,879	95.1%	9.5%	(4.7%)	(0.1%)	(3.7%)

Total	75,362	100.0%	$3,160	96.5%	7.9%	2.4%	0.2%	(0.7%)

Note: The above table reflects Residential same store results only. Residential operations account for more than 96.0% of total revenues for the quarter ended March 31, 2025.

During the quarter ended March 31, 2025, the Company's operating business performed well, with healthy demand across most of our markets supported by a continuing solid job market, high employment levels and high wage growth among our target renter demographic. Competitive new supply was modest in our Established Markets, but continues to be elevated in our Expansion Markets. While demand has been steady, maintaining occupancy in our Expansion Markets has been challenging and has required a wider use of Leasing Concessions to attract and retain residents.

As expected, our best performers on the East Coast were New York and Washington, D.C. New York experienced strong Physical Occupancy and healthy pricing growth. In Washington, D.C., the market continues to show resilient demand despite recently announced government job cuts. On the West Coast, we see continued improvement in both San Francisco and Seattle. The San Francisco market has shown improvement in Physical Occupancy and a decline in Turnover, providing opportunities to increase rents at a pace that is better than originally anticipated. The Seattle market also continues to improve due to positive impacts from large employers’ return to office policies, with good rental rate growth and Physical Occupancy, despite the impact from new supply in some submarkets which is expected to lessen throughout the year.

Overall, the fundamentals of our business are healthy despite recent economic concerns. Long-term, we expect elevated single family home ownership costs, positive household formation trends, manageable competitive new supply in our Established Markets and moderating competitive new supply in our Expansion Markets. With an overall deficit in housing across the country, we believe our business is well positioned for the future. We also see our resident base as being more resilient to economic uncertainty, including elevated inflation, due to higher levels of disposable income and lower relative rent-to-income ratios.

Liquidity and Capital Resources

With approximately $2.2 billion in readily available liquidity, a strong balance sheet, well-staggered debt maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and take advantage of opportunities. See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the quarters ended March 31, 2025 and 2024 (amounts in thousands):

	March 31,
	2025	2024
Cash flows provided by (used for):
Operating activities	$425,525	$421,031
Investing activities	$97,341	$136,006
Financing activities	$(541,489)	$(500,472)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the quarter ended March 31, 2025.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the quarter ended March 31, 2025 as compared to the prior year period increased by approximately $4.5 million primarily as a result of the NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures. For the quarter ended March 31, 2025, key drivers were:

•
Disposed of two consolidated rental properties and one consolidated land parcel, receiving net proceeds of approximately $226.7 million;
•
Invested $31.0 million primarily in consolidated development projects;
•
Invested $62.0 million in capital expenditures to real estate; and
•
Invested $32.3 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders/unitholders and other Common Share activity. For the quarter ended March 31, 2025, key drivers were:

•
Repaid $37.9 million on mortgage loans;
•
Issued Common Shares related to share option exercises and ESPP purchases and received net proceeds of $5.3 million; and
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $268.4 million.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of March 31, 2025 and December 31, 2024 (amounts in thousands):

	March 31, 2025	December 31, 2024
Cash and cash equivalents	$39,849	$62,302
Restricted deposits	$101,694	$97,864
Unsecured revolving credit facility availability	$2,192,562	$1,952,067

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

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.5 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.5 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of April 24, 2025 (amounts in thousands):

April 24, 2025
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(480,300)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,428)
Unsecured revolving credit facility availability	$2,016,272

Dividend Policy

The Company declared a dividend/distribution for the first quarter of 2025 of $0.6925 per share/unit, an annualized increase of 2.6% over the amount paid in 2024. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in April 2025 amounted to $270.7 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended March 31, 2025.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $29.9 billion in investment in real estate on the Company’s balance sheet at March 31, 2025, $26.9 billion or 89.9% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise. For additional details, see Item 1A, Risk Factors, of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of March 31, 2025 is as follows:

Debt Summary as of March 31, 2025

($ in thousands)

	Debt Balances	% of Total
Secured	$1,593,803	20.3%
Unsecured	6,253,081	79.7%
Total	$7,846,884	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,401,811	17.9%
Unsecured – Public	5,949,081	75.8%
Fixed Rate Debt	7,350,892	93.7%
Floating Rate Debt:
Secured – Tax Exempt	191,992	2.4%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	304,000	3.9%
Floating Rate Debt	495,992	6.3%
Total	$7,846,884	100.0%

The Company’s long-term financing and capital needs and sources have not changed materially from the information included in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2024.

Critical Accounting Policies and Estimates

The Company’s and the Operating Partnership’s critical accounting policies and estimates have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the quarters ended March 31, 2025 and 2024:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	March 31,
	2025	2024
Net income	$264,798	$305,032
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,104)	(970)
Preferred/preference distributions	(356)	(547)
Premium on redemption of Preferred Shares/Preference Units	—	(1,444)
Net income available to Common Shares and Units / Units	263,338	302,071
Adjustments:
Depreciation	256,746	225,695
Depreciation – Non-real estate additions	(950)	(955)
Depreciation – Partially Owned Properties	(478)	(542)
Depreciation – Unconsolidated Properties	4,395	335
Net (gain) loss on sales of unconsolidated entities - operating assets	36	—
Net (gain) loss on sales of real estate properties	(154,152)	(188,185)
FFO available to Common Shares and Units / Units (1) (3) (4)	368,935	338,419
Adjustments:
Write-off of pursuit costs	1,321	548
Debt extinguishment and preferred share/preference unit redemption (gains) losses	97	1,444
Non-operating asset (gains) losses	438	(6,106)
Other miscellaneous items	1,727	30,591
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$372,518	$364,896

FFO (1) (3)	$369,291	$340,410
Preferred/preference distributions	(356)	(547)
Premium on redemption of Preferred Shares/Preference Units	—	(1,444)
FFO available to Common Shares and Units / Units (1) (3) (4)	$368,935	$338,419

Normalized FFO (2) (3)	$372,874	$365,443
Preferred/preference distributions	(356)	(547)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$372,518	$364,896

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s and the Operating Partnership’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 4. Controls and Procedures

Equity Residential

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2025, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to the legal proceedings discussed in Part I, Item 3 of the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2024. As of March 31, 2025, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company and its financial condition. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Common Shares Issued in the Quarter Ended March 31, 2025 (Equity Residential)

During the quarter ended March 31, 2025, EQR issued 107,399 Common Shares in exchange for 107,399 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit	Description	Location
10.1	Form of 2025 Long-Term Incentive Plan Award Agreement.	Attached herein.

31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

Date:	April 30, 2025	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2025	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	April 30, 2025	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2025	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)