Form 10-Q
period 2025-06-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2025-08-06
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 31, 2025 was 381,898,057.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2025 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of June 30, 2025 owned an approximate 97.0% ownership interest in, ERPOP. The remaining 3.0% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Land	$5,636,458	$5,606,531
Depreciable property	24,711,740	24,039,412
Projects under development	168,626	261,706
Land held for development	59,956	63,142
Investment in real estate	30,576,780	29,970,791
Accumulated depreciation	(10,816,579)	(10,412,463)
Investment in real estate, net	19,760,201	19,558,328
Investments in unconsolidated entities	403,768	386,531
Cash and cash equivalents	31,276	62,302
Restricted deposits	100,678	97,864
Right-of-use assets	449,577	455,445
Other assets	282,014	273,706
Total assets	$21,027,514	$20,834,176

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,594,765	$1,630,690
Notes, net	5,994,914	5,947,376
Line of credit and commercial paper	782,147	543,679
Accounts payable and accrued expenses	108,792	99,347
Accrued interest payable	75,694	74,176
Lease liabilities	302,847	304,897
Other liabilities	290,101	310,559
Security deposits	81,179	75,611
Distributions payable	270,695	263,494
Total liabilities	9,501,134	9,249,829

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	317,905	338,563
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 343,100 shares issued and outstanding as of June 30, 2025 and December 31, 2024	17,155	17,155
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 379,980,440 shares issued and outstanding as of June 30, 2025 and 379,475,383 shares issued and outstanding as of December 31, 2024	3,800	3,795
Paid in capital	9,656,272	9,611,826
Retained earnings	1,329,379	1,407,570
Accumulated other comprehensive income (loss)	1,615	4,214
Total shareholders’ equity	11,008,221	11,044,560
Noncontrolling Interests:
Operating Partnership	202,717	201,942
Partially Owned Properties	(2,463)	(718)
Total Noncontrolling Interests	200,254	201,224
Total equity	11,208,475	11,245,784
Total liabilities and equity	$21,027,514	$20,834,176

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2025	2024	2025	2024
REVENUES
Rental income	$1,529,637	$1,464,981	$768,827	$734,163

EXPENSES
Property and maintenance	280,247	261,128	136,274	126,498
Real estate taxes and insurance	224,084	214,498	112,332	105,571
Property management	70,602	68,969	34,786	33,511
General and administrative	36,786	34,351	18,531	18,631
Depreciation	497,635	450,093	240,889	224,398
Total expenses	1,109,354	1,029,039	542,812	508,609

Net gain (loss) on sales of real estate properties	212,432	227,994	58,280	39,809
Interest and other income	3,821	10,657	2,129	1,328
Other expenses	(8,961)	(45,123)	(4,805)	(13,385)
Interest:
Expense incurred, net	(147,431)	(133,040)	(75,317)	(65,828)
Amortization of deferred financing costs	(4,247)	(3,836)	(2,103)	(1,918)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	475,897	492,594	204,199	185,560
Income and other tax (expense) benefit	(829)	(635)	(407)	(331)
Income (loss) from investments in unconsolidated entities	(11,407)	(3,372)	(4,996)	(1,674)
Net gain (loss) on sales of land parcels	(78)	—	(11)	—
Net income	463,583	488,587	198,785	183,555
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(12,328)	(13,278)	(5,226)	(5,003)
Partially Owned Properties	(2,307)	(2,039)	(1,203)	(1,069)
Net income attributable to controlling interests	448,948	473,270	192,356	177,483
Preferred distributions	(711)	(902)	(355)	(355)
Premium on redemption of Preferred Shares	—	(1,444)	—	—
Net income available to Common Shares	$448,237	$470,924	$192,001	$177,128

Earnings per share – basic:
Net income available to Common Shares	$1.18	$1.24	$0.51	$0.47
Weighted average Common Shares outstanding	379,359	378,699	379,508	378,578

Earnings per share – diluted:
Net income available to Common Shares	$1.18	$1.24	$0.50	$0.47
Weighted average Common Shares outstanding	391,345	390,548	391,498	390,542

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2025	2024	2025	2024
Comprehensive income:
Net income	$463,583	$488,587	$198,785	$183,555
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(3,550)	—	(2,046)	—
Losses reclassified into earnings from other comprehensive income	951	1,210	265	600
Other comprehensive income (loss)	(2,599)	1,210	(1,781)	600
Comprehensive income	460,984	489,797	197,004	184,155
Comprehensive (income) attributable to Noncontrolling Interests	(14,566)	(15,350)	(6,382)	(6,088)
Comprehensive income attributable to controlling interests	$446,418	$474,447	$190,622	$178,067

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$463,583	$488,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	497,635	450,093
Amortization of deferred financing costs	4,247	3,836
Amortization of discounts and premiums on debt	2,637	2,536
Amortization of deferred settlements on derivative instruments	945	1,204
Amortization of right-of-use assets	6,395	6,470
Write-off of pursuit costs	2,048	1,369
(Income) loss from investments in unconsolidated entities	11,407	3,372
Distributions from unconsolidated entities – return on capital	243	281
Net (gain) loss on sales of real estate properties	(212,432)	(227,994)
Net (gain) loss on sales of land parcels	78	—
Realized (gain) loss on investment securities	49	1,316
Unrealized (gain) loss on investment securities	—	(5,745)
Compensation paid with Company Common Shares	21,564	21,350
Changes in assets and liabilities:
(Increase) decrease in other assets	(18,706)	30,297
Increase (decrease) in accounts payable and accrued expenses	10,901	18,780
Increase (decrease) in accrued interest payable	1,518	(131)
Increase (decrease) in lease liabilities	(1,106)	(1,020)
Increase (decrease) in other liabilities	(11,407)	22,697
Increase (decrease) in security deposits	5,471	670
Net cash provided by operating activities	785,070	817,968
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(534,855)	(63,507)
Investment in real estate – development/other	(59,713)	(55,253)
Capital expenditures to real estate	(144,368)	(153,304)
Non-real estate capital additions	(1,019)	(921)
Interest capitalized for real estate and unconsolidated entities under development	(6,663)	(6,894)
Proceeds from disposition of real estate, net	343,064	330,128
Investments in unconsolidated entities – acquisitions	—	(31,286)
Investments in unconsolidated entities – development/other	(62,050)	(28,793)
Distributions from unconsolidated entities – return of capital	331	16
Proceeds from sale of investment securities	359	7,457
Consolidation of previously unconsolidated entities	(54,081)	—
Net cash provided by (used for) investing activities	(518,995)	(2,357)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(4,518)	$—
Mortgage notes payable, net:
Lump sum payoffs	(37,940)	—
Notes, net:
Proceeds	498,580	—
Lump sum payoffs	(450,000)	—
Line of credit and commercial paper:
Commercial paper proceeds	18,803,963	3,532,753
Commercial paper repayments	(18,565,495)	(3,771,000)
Proceeds from (payments on) settlement of derivative instruments	(3,550)	—
Finance ground lease principal payments	(1,471)	(1,438)
Proceeds from Employee Share Purchase Plan (ESPP)	1,413	2,449
Proceeds from exercise of options	5,357	6,480
Common Shares repurchased and retired	—	(38,474)
Redemption of Preferred Shares	—	(20,125)
Premium on redemption of Preferred Shares	—	(1,444)
Payment of offering costs	(481)	—
Other financing activities, net	(53)	(45)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	458
Contributions – Noncontrolling Interests – Operating Partnership	4	2
Distributions:
Common Shares	(519,437)	(507,111)
Preferred Shares	(711)	(1,320)
Noncontrolling Interests – Operating Partnership	(15,949)	(15,629)
Noncontrolling Interests – Partially Owned Properties	(3,999)	(2,741)
Net cash provided by (used for) financing activities	(294,287)	(817,185)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(28,212)	(1,574)
Cash and cash equivalents and restricted deposits, beginning of period	160,166	139,995
Cash and cash equivalents and restricted deposits, end of period	$131,954	$138,421

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$31,276	$38,298
Restricted deposits	100,678	100,123
Total cash and cash equivalents and restricted deposits, end of period	$131,954	$138,421

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$133,733	$120,955
Net cash paid (received) for income and other taxes	$920	$877
Amortization of deferred financing costs:
Other assets	$1,393	$1,392
Mortgage notes payable, net	$611	$524
Notes, net	$2,243	$1,920
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,404	$1,412
Notes, net	$1,233	$1,124
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(6)
Accumulated other comprehensive income	$951	$1,210
Write-off of pursuit costs:
Investment in real estate, net	$187	$319
Investments in unconsolidated entities	$1,740	$866
Other assets	$121	$184
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$10,804	$2,736
Other liabilities	$603	$636
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(89)	$—
Other liabilities	$3,639	$—
Accumulated other comprehensive income	$(3,550)	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(3,812)	$(2,592)
Investments in unconsolidated entities	$(2,851)	$(4,302)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(60,550)	$(28,133)
Other liabilities	$(1,500)	$(660)
Consolidation of previously unconsolidated entities:
Investment in real estate, net	$(88,356)	$—
Investments in unconsolidated entities	$32,370	$—
Other assets	$56	$—
Accounts payable and accrued expenses	$1,725	$—
Other liabilities	$27	$—
Security deposits	$97	$—
Debt financing costs:
Notes, net	$(4,518)	$—
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$89	$—
Other liabilities	$(3,639)	$—

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(527)	$—
Lease liabilities	$527	$—
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$676	$—
Other assets	$(676)	$—
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$8,915	$3,437
Other liabilities	$(8,175)	$(2,839)
Paid in capital	$(740)	$(598)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2025	2024	2025	2024
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$17,155	$37,280	$17,155	$17,155
Partial redemption of 8.29% Series K Cumulative Redeemable	—	(20,125)	—	—
Balance, end of period	$17,155	$17,155	$17,155	$17,155
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,795	$3,793	$3,798	$3,789
Conversion of OP Units into Common Shares	2	1	1	1
Exercise of share options	1	1	1	—
Employee Share Purchase Plan (ESPP)	—	1	—	1
Common Shares repurchased and retired	—	(7)	—	—
Share-based employee compensation expense:
Restricted shares	2	2	—	—
Balance, end of period	$3,800	$3,791	$3,800	$3,791
PAID IN CAPITAL
Balance, beginning of period	$9,611,826	$9,601,866	$9,622,470	$9,603,743
Common Share Issuance:
Conversion of OP Units into Common Shares	8,771	5,047	4,365	4,793
Exercise of share options	5,356	6,479	996	2,079
Employee Share Purchase Plan (ESPP)	1,413	2,448	471	804
Share-based employee compensation expense:
Restricted shares	9,337	9,381	4,901	4,887
Share options	2,656	2,507	1,377	1,218
ESPP discount	258	501	64	205
Offering costs	(481)	—	(481)	—
Supplemental Executive Retirement Plan (SERP)	(740)	(598)	(851)	(371)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	19,568	(39,058)	18,813	(30,243)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(1,692)	1,532	4,147	2,990
Balance, end of period	$9,656,272	$9,590,105	$9,656,272	$9,590,105
RETAINED EARNINGS
Balance, beginning of period	$1,407,570	$1,437,185	$1,400,511	$1,436,671
Net income attributable to controlling interests	448,948	473,270	192,356	177,483
Common Share distributions	(526,428)	(511,720)	(263,133)	(255,877)
Preferred Share distributions	(711)	(902)	(355)	(355)
Premium on redemption of Preferred Shares – cash charge	—	(1,444)	—	—
Common Shares repurchased and retired	—	(38,467)	—	—
Balance, end of period	$1,329,379	$1,357,922	$1,329,379	$1,357,922
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$4,214	$5,704	$3,396	$6,314
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(3,550)	—	(2,046)	—
Losses reclassified into earnings from other comprehensive income	951	1,210	265	600
Balance, end of period	$1,615	$6,914	$1,615	$6,914

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$1.385	$1.35	$0.6925	$0.675

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2025	2024	2025	2024
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$201,942	$202,306	$207,090	$207,272
Issuance of restricted units to Noncontrolling Interests	4	2	—	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(8,773)	(5,048)	(4,366)	(4,794)
Equity compensation associated with Noncontrolling Interests	10,593	10,236	5,492	6,149
Net income attributable to Noncontrolling Interests	12,328	13,278	5,226	5,003
Distributions to Noncontrolling Interests	(16,159)	(15,875)	(7,559)	(7,429)
Change in carrying value of Redeemable Noncontrolling Interests – Operating Partnership	1,090	665	981	821
Adjustment for Noncontrolling Interests ownership in Operating Partnership	1,692	(1,532)	(4,147)	(2,990)
Balance, end of period	$202,717	$204,032	$202,717	$204,032
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(718)	$994	$(2,989)	$(1,131)
Net income attributable to Noncontrolling Interests	2,307	2,039	1,203	1,069
Contributions by Noncontrolling Interests	—	458	—	223
Distributions to Noncontrolling Interests	(4,052)	(2,786)	(677)	(456)
Other	—	(1,000)	—	—
Balance, end of period	$(2,463)	$(295)	$(2,463)	$(295)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30,	December 31,
	2025	2024
ASSETS
Land	$5,636,458	$5,606,531
Depreciable property	24,711,740	24,039,412
Projects under development	168,626	261,706
Land held for development	59,956	63,142
Investment in real estate	30,576,780	29,970,791
Accumulated depreciation	(10,816,579)	(10,412,463)
Investment in real estate, net	19,760,201	19,558,328
Investments in unconsolidated entities	403,768	386,531
Cash and cash equivalents	31,276	62,302
Restricted deposits	100,678	97,864
Right-of-use assets	449,577	455,445
Other assets	282,014	273,706
Total assets	$21,027,514	$20,834,176

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,594,765	$1,630,690
Notes, net	5,994,914	5,947,376
Line of credit and commercial paper	782,147	543,679
Accounts payable and accrued expenses	108,792	99,347
Accrued interest payable	75,694	74,176
Lease liabilities	302,847	304,897
Other liabilities	290,101	310,559
Security deposits	81,179	75,611
Distributions payable	270,695	263,494
Total liabilities	9,501,134	9,249,829

Commitments and contingencies

Redeemable Limited Partners	317,905	338,563
Capital:
Partners’ Capital:
Preference Units	17,155	17,155
General Partner	10,989,451	11,023,191
Limited Partners	202,717	201,942
Accumulated other comprehensive income (loss)	1,615	4,214
Total partners’ capital	11,210,938	11,246,502
Noncontrolling Interests – Partially Owned Properties	(2,463)	(718)
Total capital	11,208,475	11,245,784
Total liabilities and capital	$21,027,514	$20,834,176

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2025	2024	2025	2024
REVENUES
Rental income	$1,529,637	$1,464,981	$768,827	$734,163

EXPENSES
Property and maintenance	280,247	261,128	136,274	126,498
Real estate taxes and insurance	224,084	214,498	112,332	105,571
Property management	70,602	68,969	34,786	33,511
General and administrative	36,786	34,351	18,531	18,631
Depreciation	497,635	450,093	240,889	224,398
Total expenses	1,109,354	1,029,039	542,812	508,609

Net gain (loss) on sales of real estate properties	212,432	227,994	58,280	39,809
Interest and other income	3,821	10,657	2,129	1,328
Other expenses	(8,961)	(45,123)	(4,805)	(13,385)
Interest:
Expense incurred, net	(147,431)	(133,040)	(75,317)	(65,828)
Amortization of deferred financing costs	(4,247)	(3,836)	(2,103)	(1,918)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	475,897	492,594	204,199	185,560
Income and other tax (expense) benefit	(829)	(635)	(407)	(331)
Income (loss) from investments in unconsolidated entities	(11,407)	(3,372)	(4,996)	(1,674)
Net gain (loss) on sales of land parcels	(78)	—	(11)	—
Net income	463,583	488,587	198,785	183,555
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,307)	(2,039)	(1,203)	(1,069)
Net income attributable to controlling interests	$461,276	$486,548	$197,582	$182,486
ALLOCATION OF NET INCOME:
Preference Units	$711	$902	$355	$355
Premium on redemption of Preference Units	$—	$1,444	$—	$—

General Partner	$448,237	$470,924	$192,001	$177,128
Limited Partners	12,328	13,278	5,226	5,003
Net income available to Units	$460,565	$484,202	$197,227	$182,131

Earnings per Unit – basic:
Net income available to Units	$1.18	$1.24	$0.51	$0.47
Weighted average Units outstanding	389,779	389,380	389,837	389,271

Earnings per Unit – diluted:
Net income available to Units	$1.18	$1.24	$0.50	$0.47
Weighted average Units outstanding	391,345	390,548	391,498	390,542

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2025	2024	2025	2024
Comprehensive income:
Net income	$463,583	$488,587	$198,785	$183,555
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(3,550)	—	(2,046)	—
Losses reclassified into earnings from other comprehensive income	951	1,210	265	600
Other comprehensive income (loss)	(2,599)	1,210	(1,781)	600
Comprehensive income	460,984	489,797	197,004	184,155
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,307)	(2,039)	(1,203)	(1,069)
Comprehensive income attributable to controlling interests	$458,677	$487,758	$195,801	$183,086

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$463,583	$488,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	497,635	450,093
Amortization of deferred financing costs	4,247	3,836
Amortization of discounts and premiums on debt	2,637	2,536
Amortization of deferred settlements on derivative instruments	945	1,204
Amortization of right-of-use assets	6,395	6,470
Write-off of pursuit costs	2,048	1,369
(Income) loss from investments in unconsolidated entities	11,407	3,372
Distributions from unconsolidated entities – return on capital	243	281
Net (gain) loss on sales of real estate properties	(212,432)	(227,994)
Net (gain) loss on sales of land parcels	78	—
Realized (gain) loss on investment securities	49	1,316
Unrealized (gain) loss on investment securities	—	(5,745)
Compensation paid with Company Common Shares	21,564	21,350
Changes in assets and liabilities:
(Increase) decrease in other assets	(18,706)	30,297
Increase (decrease) in accounts payable and accrued expenses	10,901	18,780
Increase (decrease) in accrued interest payable	1,518	(131)
Increase (decrease) in lease liabilities	(1,106)	(1,020)
Increase (decrease) in other liabilities	(11,407)	22,697
Increase (decrease) in security deposits	5,471	670
Net cash provided by operating activities	785,070	817,968
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(534,855)	(63,507)
Investment in real estate – development/other	(59,713)	(55,253)
Capital expenditures to real estate	(144,368)	(153,304)
Non-real estate capital additions	(1,019)	(921)
Interest capitalized for real estate and unconsolidated entities under development	(6,663)	(6,894)
Proceeds from disposition of real estate, net	343,064	330,128
Investments in unconsolidated entities – acquisitions	—	(31,286)
Investments in unconsolidated entities – development/other	(62,050)	(28,793)
Distributions from unconsolidated entities – return of capital	331	16
Proceeds from sale of investment securities	359	7,457
Consolidation of previously unconsolidated entities	(54,081)	—
Net cash provided by (used for) investing activities	(518,995)	(2,357)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(4,518)	$—
Mortgage notes payable, net:
Lump sum payoffs	(37,940)	—
Notes, net:
Proceeds	498,580	—
Lump sum payoffs	(450,000)	—
Line of credit and commercial paper:
Commercial paper proceeds	18,803,963	3,532,753
Commercial paper repayments	(18,565,495)	(3,771,000)
Proceeds from (payments on) settlement of derivative instruments	(3,550)	—
Finance ground lease principal payments	(1,471)	(1,438)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	1,413	2,449
Proceeds from exercise of EQR options	5,357	6,480
OP Units repurchased and retired	—	(38,474)
Redemption of Preference Units	—	(20,125)
Premium on redemption of Preference Units	—	(1,444)
Payment of offering costs	(481)	—
Other financing activities, net	(53)	(45)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	458
Contributions – Limited Partners	4	2
Distributions:
OP Units – General Partner	(519,437)	(507,111)
Preference Units	(711)	(1,320)
OP Units – Limited Partners	(15,949)	(15,629)
Noncontrolling Interests – Partially Owned Properties	(3,999)	(2,741)
Net cash provided by (used for) financing activities	(294,287)	(817,185)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(28,212)	(1,574)
Cash and cash equivalents and restricted deposits, beginning of period	160,166	139,995
Cash and cash equivalents and restricted deposits, end of period	$131,954	$138,421

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$31,276	$38,298
Restricted deposits	100,678	100,123
Total cash and cash equivalents and restricted deposits, end of period	$131,954	$138,421

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$133,733	$120,955
Net cash paid (received) for income and other taxes	$920	$877
Amortization of deferred financing costs:
Other assets	$1,393	$1,392
Mortgage notes payable, net	$611	$524
Notes, net	$2,243	$1,920
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,404	$1,412
Notes, net	$1,233	$1,124
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(6)
Accumulated other comprehensive income	$951	$1,210
Write-off of pursuit costs:
Investment in real estate, net	$187	$319
Investments in unconsolidated entities	$1,740	$866
Other assets	$121	$184
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$10,804	$2,736
Other liabilities	$603	$636
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(89)	$—
Other liabilities	$3,639	$—
Accumulated other comprehensive income	$(3,550)	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(3,812)	$(2,592)
Investments in unconsolidated entities	$(2,851)	$(4,302)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(60,550)	$(28,133)
Other liabilities	$(1,500)	$(660)
Consolidation of previously unconsolidated entities:
Investment in real estate, net	$(88,356)	$—
Investments in unconsolidated entities	$32,370	$—
Other assets	$56	$—
Accounts payable and accrued expenses	$1,725	$—
Other liabilities	$27	$—
Security deposits	$97	$—
Debt financing costs:
Notes, net	$(4,518)	$—
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$89	$—
Other liabilities	$(3,639)	$—

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(527)	$—
Lease liabilities	$527	$—
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$676	$—
Other assets	$(676)	$—
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$8,915	$3,437
Other liabilities	$(8,175)	$(2,839)
Paid in capital	$(740)	$(598)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2025	2024	2025	2024
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$17,155	$37,280	$17,155	$17,155
Partial redemption of 8.29% Series K Cumulative Redeemable	—	(20,125)	—	—
Balance, end of period	$17,155	$17,155	$17,155	$17,155
GENERAL PARTNER
Balance, beginning of period	$11,023,191	$11,042,844	$11,026,779	$11,044,203
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	8,773	5,048	4,366	4,794
Exercise of EQR share options	5,357	6,480	997	2,079
EQR’s Employee Share Purchase Plan (ESPP)	1,413	2,449	471	805
Share-based employee compensation expense:
EQR restricted shares	9,339	9,383	4,901	4,887
EQR share options	2,656	2,507	1,377	1,218
EQR ESPP discount	258	501	64	205
OP Units repurchased and retired	—	(38,474)	—	—
Net income available to Units – General Partner	448,237	470,924	192,001	177,128
OP Units – General Partner distributions	(526,428)	(511,720)	(263,133)	(255,877)
Offering costs	(481)	—	(481)	—
Supplemental Executive Retirement Plan (SERP)	(740)	(598)	(851)	(371)
Change in market value of Redeemable Limited Partners	19,568	(39,058)	18,813	(30,243)
Adjustment for Limited Partners ownership in Operating Partnership	(1,692)	1,532	4,147	2,990
Balance, end of period	$10,989,451	$10,951,818	$10,989,451	$10,951,818
LIMITED PARTNERS
Balance, beginning of period	$201,942	$202,306	$207,090	$207,272
Issuance of restricted units to Limited Partners	4	2	—	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(8,773)	(5,048)	(4,366)	(4,794)
Equity compensation associated with Units – Limited Partners	10,593	10,236	5,492	6,149
Net income available to Units – Limited Partners	12,328	13,278	5,226	5,003
Units – Limited Partners distributions	(16,159)	(15,875)	(7,559)	(7,429)
Change in carrying value of Redeemable Limited Partners	1,090	665	981	821
Adjustment for Limited Partners ownership in Operating Partnership	1,692	(1,532)	(4,147)	(2,990)
Balance, end of period	$202,717	$204,032	$202,717	$204,032
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$4,214	$5,704	$3,396	$6,314
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(3,550)	—	(2,046)	—
Losses reclassified into earnings from other comprehensive income	951	1,210	265	600
Balance, end of period	$1,615	$6,914	$1,615	$6,914

DISTRIBUTIONS
Distributions declared per Unit outstanding	$1.385	$1.35	$0.6925	$0.675

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2025	2024	2025	2024
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(718)	$994	$(2,989)	$(1,131)
Net income attributable to Noncontrolling Interests	2,307	2,039	1,203	1,069
Contributions by Noncontrolling Interests	—	458	—	223
Distributions to Noncontrolling Interests	(4,052)	(2,786)	(677)	(456)
Other	—	(1,000)	—	—
Balance, end of period	$(2,463)	$(295)	$(2,463)	$(295)

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

EQR is the general partner of, and as of June 30, 2025 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of June 30, 2025, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 319 properties located in 10 states and the District of Columbia consisting of 86,422 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	302	82,054
Partially Owned Properties – Consolidated	12	2,656
Partially Owned Properties – Unconsolidated	5	1,712
	319	86,422

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the six months ended June 30, 2025 and 2024:

	2025	2024
Common Shares
Common Shares outstanding at January 1,	379,475,383	379,291,417
Common Shares Issued:
Conversion of OP Units	224,399	90,131
Exercise of share options	83,754	119,516
Employee Share Purchase Plan (ESPP)	23,090	47,466
Restricted share grants, net	173,814	190,804
Common Shares Other:
Repurchased and retired	—	(652,452)
Common Shares outstanding at June 30,	379,980,440	379,086,882
Units
Units outstanding at January 1,	11,543,773	11,581,306
Restricted unit grants, net	286,898	172,667
Conversion of OP Units to Common Shares	(224,399)	(90,131)
Units outstanding at June 30,	11,606,272	11,663,842
Total Common Shares and Units outstanding at June 30,	391,586,712	390,750,724
Units Ownership Interest in Operating Partnership	3.0%	3.0%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the six months ended June 30, 2025 and 2024:

	2025	2024
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	391,019,156	390,872,723
Issued to General Partner:
Exercise of EQR share options	83,754	119,516
EQR’s Employee Share Purchase Plan (ESPP)	23,090	47,466
EQR’s restricted share grants, net	173,814	190,804
Issued to Limited Partners:
Restricted unit grants, net	286,898	172,667
General Partner Other:
OP Units repurchased and retired	—	(652,452)
General and Limited Partner Units outstanding at June 30,	391,586,712	390,750,724
Limited Partner Units
Limited Partner Units outstanding at January 1,	11,543,773	11,581,306
Limited Partner restricted unit grants, net	286,898	172,667
Conversion of Limited Partner OP Units to EQR Common Shares	(224,399)	(90,131)
Limited Partner Units outstanding at June 30,	11,606,272	11,663,842
Limited Partner Units Ownership Interest in Operating Partnership	3.0%	3.0%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of carrying value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at June 30, 2025 and December 31, 2024.

The carrying value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total carrying value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of carrying value or fair market value as described above. As of June 30, 2025 and 2024, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $317.9 million and $327.6 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the six months ended June 30, 2025 and 2024, respectively (amounts in thousands):

	2025	2024
Balance at January 1,	$338,563	$289,248
Change in market value	(19,568)	39,058
Change in carrying value	(1,090)	(665)
Balance at June 30,	$317,905	$327,641

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of June 30, 2025 and December 31, 2024:

			Amounts in thousands
		Annual
	Call	Dividend Per	June 30,	December 31,
	Date (1)	Share/Unit (2)	2025	2024
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 343,100 shares/units issued and outstanding as of June 30, 2025 and December 31, 2024	12/10/2026	$4.145	$17,155	$17,155
			$17,155	$17,155

(1)
On or after the call date, redeemable Preferred Shares/Preference Units may be redeemed for cash at the option of the Company or the Operating Partnership, respectively, in whole or in part, at a redemption price equal to the liquidation price per share/unit, plus accrued and unpaid distributions, if any.
(2)
Dividends on Preferred Shares/Preference Units are payable quarterly.

Other

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC in May 2025 and expires in May 2028. Per the terms of ERPOP’s partnership agreement, EQR contributes the net proceeds of all equity offerings to the capital of ERPOP in exchange for additional OP Units (on a one-for-one Common Share per OP Unit basis) or preference units (on a one-for-one preferred share per preference unit basis).

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. In May 2025, the Company replaced the prior program (which had expired) with a new program that matures in May 2028 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of June 30, 2025.

The Company may repurchase up to 13.0 million Common Shares under its share repurchase program, which was reauthorized during the first quarter of 2025. As no Common Shares have been repurchased since the reauthorization, all 13.0 million shares remain available to repurchase as of June 30, 2025.

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
Land	$5,636,458	$5,606,531
Depreciable property:
Buildings and improvements	21,180,210	20,635,583
Furniture, fixtures and equipment	2,949,071	2,840,691
In-Place lease intangibles	582,459	563,138
Projects under development:
Land	36,779	40,034
Construction-in-progress	131,847	221,672
Land held for development:
Land	42,538	46,160
Construction-in-progress	17,418	16,982
Investment in real estate	30,576,780	29,970,791
Accumulated depreciation	(10,816,579)	(10,412,463)
Investment in real estate, net	$19,760,201	$19,558,328

During the six months ended June 30, 2025, the Company acquired the following from unaffiliated parties (purchase price and purchase price allocation in thousands):

				Purchase Price Allocation (1)
	Properties	Apartment Units	Purchase Price	Land	Depreciable Property
Rental Properties – Consolidated	8	2,064	$533,843	$67,972	$466,883

(1)
Purchase price allocation includes capitalized closing costs.

During the six months ended June 30, 2025, the Company also acquired its joint venture partner's 10% interest in a previously unconsolidated 270-unit apartment property, and the property is now wholly owned. The Company recorded real estate basis of $88.4 million upon consolidation, allocated as $8.5 million to land and $79.9 million to depreciable property. See Note 5 for further discussion.

During the six months ended June 30, 2025, the Company disposed of the following to unaffiliated parties (sales price and net gain (loss) in thousands):

	Properties	Apartment Units	Sales Price	Net Gain (Loss)
Rental Properties – Consolidated	3	835	$346,600	$212,432
Land Parcel (one) – Consolidated	—	—	4,300	(78)
Total	3	835	$350,900	$212,354

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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of June 30, 2025:

	Operating Properties		Projects Under Development (1)
	Properties	Apartment Units	Projects	Apartment Units (2)
Consolidated Joint Ventures (VIE)	12	2,656	1	440

(1)
Represents separate consolidated joint ventures for the purpose of developing multifamily rental properties.
(2)
Represents the intended number of apartment units to be developed.

The following table provides consolidated assets and liabilities related to the Company's VIEs as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
Consolidated Assets	$559,732	$528,076
Consolidated Liabilities	$48,799	$47,137

Investments in Unconsolidated Entities

The Company has various equity interests in certain joint ventures that are unconsolidated and accounted for using the equity method of accounting. Most of these have been deemed to be VIEs and the Company is not the VIEs' primary beneficiary. The remaining have been deemed not to be VIEs and the Company does not have a controlling voting interest.

The following table and information summarizes the Company’s investments in unconsolidated entities as of June 30, 2025 and December 31, 2024 (amounts in thousands except for ownership percentage):

	June 30, 2025	December 31, 2024	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$34,615	$34,510	Varies
Development and Lease-Up Projects and Land Held for Development (VIE)	338,984	323,998	62% - 95% (1)
Real Estate Technology Funds/Companies (VIE)	30,429	28,276	Varies
Other	(260)	(253)	Varies
Investments in Unconsolidated Entities	$403,768	$386,531

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of June 30, 2025:

	Development Lease-Up Projects (1)		Real Estate Holdings (2)	Projects Under Development (3)		Projects Held for Development (4)
	Properties	Apartment Units	Entities	Projects	Apartment Units (5)	Projects	Apartment Units (5)
Unconsolidated Joint Ventures (VIE)	5	1,712	3	2	639	2	526
(1)
The land parcel under one of these properties is subject to a long-term ground lease.
(2)
Represents entities that hold various real estate investments.
(3)
Represents separate unconsolidated joint ventures for the purpose of developing multifamily rental properties.
(4)
Represents separate unconsolidated joint ventures for the purpose of developing multifamily rental properties that have not yet started.
(5)
Represents the intended number of apartment units to be developed.

During the six months ended June 30, 2025, the Company acquired its joint venture partner's 10% interest in a previously unconsolidated 270-unit apartment property for approximately $3.6 million in cash (net of cash acquired) and also contributed $50.5 million for the joint venture to repay the third-party construction loan encumbering the property. The property is now wholly owned.

6.
Restricted Deposits

The following table presents the Company’s restricted deposits as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
Mortgage escrow deposits:
Real estate taxes and insurance	$621	$217
Mortgage principal reserves/sinking funds	35,660	31,208
Mortgage escrow deposits	36,281	31,425
Restricted cash:
Restricted deposits on real estate investments	2,177	2,143
Resident security and utility deposits	47,938	44,287
Replacement reserves	11,909	17,914
Other	2,373	2,095
Restricted cash	64,397	66,439
Restricted deposits	$100,678	$97,864

7.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the six months ended June 30, 2025 and 2024 (amounts in thousands):

	June 30, 2025			June 30, 2024
Income Type	Residential	Non-Residential	Total	Residential	Non-Residential	Total
Residential and non-residential rent	$1,367,197	$32,253	$1,399,450	$1,313,208	$33,710	$1,346,918
Utility recoveries (RUBS income) (1)	51,033	399	51,432	45,456	435	45,891
Parking rent	23,832	808	24,640	23,035	633	23,668
Other lease revenue, net (2)	3,265	(644)	2,621	(3,035)	(463)	(3,498)
Total lease revenue	1,445,327	32,816	1,478,143	1,378,664	34,315	1,412,979
Parking revenue	832	20,719	21,551	821	20,894	21,715
Other revenue	29,489	454	29,943	29,549	738	30,287
Total other rental income (3)	30,321	21,173	51,494	30,370	21,632	52,002
Rental income	$1,475,648	$53,989	$1,529,637	$1,409,034	$55,947	$1,464,981

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

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the quarters ended June 30, 2025 and 2024 (amounts in thousands):

	June 30, 2025			June 30, 2024
Income Type	Residential	Non-Residential	Total	Residential	Non-Residential	Total
Residential and non-residential rent	$686,936	$15,405	$702,341	$658,665	$14,887	$673,552
Utility recoveries (RUBS income) (1)	25,717	217	25,934	22,787	208	22,995
Parking rent	11,969	408	12,377	11,611	413	12,024
Other lease revenue, net (2)	2,274	(268)	2,006	(1,127)	(387)	(1,514)
Total lease revenue	726,896	15,762	742,658	691,936	15,121	707,057
Parking revenue	397	10,480	10,877	480	10,557	11,037
Other revenue	15,084	208	15,292	15,364	705	16,069
Total other rental income (3)	15,481	10,688	26,169	15,844	11,262	27,106
Rental income	$742,377	$26,450	$768,827	$707,780	$26,383	$734,163

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

The following table presents residential accounts receivable and straight-line receivable balances for the Company’s properties as of June 30, 2025 and December 31, 2024 (amounts in thousands):

Balance Sheet (Other assets):	June 30, 2025	December 31, 2024
Residential accounts receivable balances	$13,904	$15,152
Allowance for doubtful accounts	(8,310)	(9,904)
Net receivable balances	$5,594	$5,248

Straight-line receivable balances	$11,828	$10,234

The following table presents residential bad debt for the Company’s properties for the six months and quarters ended June 30, 2025 and 2024 (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
Income Statement (Rental income):	2025	2024	2025	2024
Bad debt, net	$14,990	$17,139	$7,293	$7,924
% of residential rental income	1.0%	1.2%	1.0%	1.1%

8.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the six months ended June 30, 2025 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the six months ended June 30, 2025 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2024	Proceeds	Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of June 30, 2025
Fixed Rate Debt:
Secured – Conventional	$1,401,099	$—	$—	$—	$788	$541	$1,402,428
Floating Rate Debt:
Secured – Tax Exempt	229,591	—	(37,940)	—	616	70	192,337
Total	$1,630,690	$—	$(37,940)	$—	$1,404	$611	$1,594,765

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the six months ended June 30, 2025:

June 30, 2025
Interest Rate Ranges (ending)	0.10% - 5.25%
Weighted Average Interest Rate	3.77%
Maturity Date Ranges	2029-2061

As of June 30, 2025, the Company had $202.7 million of secured tax-exempt bonds subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the six months ended June 30, 2025 (amounts in thousands):

	Notes, net as of December 31, 2024	Proceeds		Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of June 30, 2025
Fixed Rate Debt:
Unsecured – Public	$5,947,376	$498,580	(2)	$(450,000)	$1,233	$(2,275)	$5,994,914

(1)
Represents amortization of deferred financing costs, net of debt financing costs.
(2)
Issued $500.0 million of seven-year 4.95% unsecured notes, receiving net proceeds before underwriting fees, hedge termination costs and other expenses.

The following table summarizes certain interest rate and maturity date information as of and for the six months ended June 30, 2025:

June 30, 2025
Interest Rate Ranges (ending)	1.85% - 7.57%
Weighted Average Interest Rate	3.68%
Maturity Date Ranges	2026-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for the six months ended June 30, 2025.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing on October 26, 2027. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.725%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating and other terms and conditions per the agreement. The Company did not borrow any amounts under its revolving credit facility during the six months ended June 30, 2025.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.5 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The following table summarizes certain weighted average interest rate, maturity and amount outstanding information for the commercial paper program as of and for the six months ended June 30, 2025:

June 30, 2025
Weighted Average Interest Rate (1)	4.60%
Weighted Average Maturity (in days)	29
Weighted Average Amount Outstanding	$372.1 million

(1)
The notes bear interest at various floating rates.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.5 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of June 30, 2025 (amounts in thousands):

June 30, 2025
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(785,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,448)
Unsecured revolving credit facility availability	$1,711,552

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

The fair values of the Company’s financial instruments (other than the items listed above and the investments disclosed below) approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at June 30, 2025 and December 31, 2024, respectively (amounts in thousands):

	June 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,594,765	$1,522,268	$1,630,690	$1,506,955
Unsecured debt, net	6,777,061	6,443,791	6,491,055	6,036,591
Total debt, net	$8,371,826	$7,966,059	$8,121,745	$7,543,546

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at June 30, 2025 and December 31, 2024, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	6/30/2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$101,020	$101,020	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$101,020	$101,020	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$317,905	$—	$317,905	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$109,935	$109,935	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$109,935	$109,935	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$338,563	$—	$338,563	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2025 and 2024, respectively (amounts in thousands):

June 30, 2025 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(3,550)	Interest expense	$(951)
Total	$(3,550)		$(951)

June 30, 2024 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(1,210)
Total	$—		$(1,210)

As of June 30, 2025 and December 31, 2024, there were approximately $1.6 million and $4.2 million in deferred gains, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and/or unsettled derivative instruments, of which an estimated $1.1 million may be recognized as additional interest expense during the twelve months ending June 30, 2026.

During the six months ended June 30, 2025, the Company paid approximately $3.5 million to settle five forward starting swaps in conjunction with the issuance of $500.0 million of seven-year unsecured public notes. The entire $3.5 million was initially deferred as a component of accumulated other comprehensive income (loss) and $2.3 million will be recognized as an increase to interest expense over the seven-year term of the notes. The remaining $1.2 million covering the final three years of the ten-year term of the swaps will be amortized in conjunction with a future note refinance.

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

The following table summarizes the Company’s real estate technology investment securities included in other assets as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
Real Estate Technology Investments	$21,760	$22,159

During the six months ended June 30, 2025, the Company sold a portion of one of these investment securities for proceeds of approximately $0.4 million, which approximated the Company's basis in the investment security.

10.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2025	2024	2025	2024
Numerator for net income per share – basic:
Net income	$463,583	$488,587	$198,785	$183,555
Allocation to Noncontrolling Interests – Operating Partnership	(12,328)	(13,278)	(5,226)	(5,003)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,307)	(2,039)	(1,203)	(1,069)
Preferred distributions	(711)	(902)	(355)	(355)
Premium on redemption of Preferred Shares	—	(1,444)	—	—
Numerator for net income per share – basic	$448,237	$470,924	$192,001	$177,128
Numerator for net income per share – diluted:
Net income	$463,583	$488,587	$198,785	$183,555
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,307)	(2,039)	(1,203)	(1,069)
Preferred distributions	(711)	(902)	(355)	(355)
Premium on redemption of Preferred Shares	—	(1,444)	—	—
Numerator for net income per share – diluted	$460,565	$484,202	$197,227	$182,131
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	379,359	378,699	379,508	378,578
Effect of dilutive securities:
OP Units	10,420	10,681	10,329	10,693
Long-term compensation shares/units	1,566	1,168	1,661	1,271
Denominator for net income per share – diluted	391,345	390,548	391,498	390,542
Net income per share – basic	$1.18	$1.24	$0.51	$0.47
Net income per share – diluted	$1.18	$1.24	$0.50	$0.47

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2025	2024	2025	2024
Numerator for net income per Unit – basic and diluted:
Net income	$463,583	$488,587	$198,785	$183,555
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,307)	(2,039)	(1,203)	(1,069)
Allocation to Preference Units	(711)	(902)	(355)	(355)
Allocation to premium on redemption of Preference Units	—	(1,444)	—	—
Numerator for net income per Unit – basic and diluted	$460,565	$484,202	$197,227	$182,131
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	389,779	389,380	389,837	389,271
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,566	1,168	1,661	1,271
Denominator for net income per Unit – diluted	391,345	390,548	391,498	390,542
Net income per Unit – basic	$1.18	$1.24	$0.51	$0.47
Net income per Unit – diluted	$1.18	$1.24	$0.50	$0.47

11.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of June 30, 2025, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at June 30, 2025 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	1	440	$63,546
Unconsolidated	2	639	150,228
Total Projects Under Development	3	1,079	$213,774

(1)
The Company’s share of the $213.8 million in total project costs remaining approximates $64.5 million, with the balance funded by the Company’s joint venture partners (approximately $3.6 million) and/or applicable construction loans (approximately $145.7 million).

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

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. As of June 30, 2025, the Company has invested in eleven separate such investments totaling $47.0 million with aggregate remaining commitments of approximately $21.0 million.

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

The Company is involved in various pending and threatened legal proceedings which arise in the ordinary course of business. The Company evaluates these litigation matters on an ongoing basis, but in no event less than quarterly, in assessing the adequacy of its accruals and disclosures. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, the Company records new accruals and/or adjusts existing accruals that represent its best estimate of the loss incurred based on the facts and circumstances known at that time. As of June 30, 2025 and December 31, 2024, the Company’s litigation accruals approximated $42.1 million and $42.4 million, respectively, and are included in other liabilities in the consolidated balance sheets. Actual losses may differ materially from the amounts noted above and the ultimate outcome of these legal proceedings is generally not yet determinable. As of June 30, 2025 and December 31, 2024, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate and inclusive of the matters accrued for as noted above, may reasonably be expected to have a material adverse effect on the Company and its financial condition.

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

The Company has non-residential activities included in each of its reportable segments, which account for less than 4.0% of total revenues for the six months ended June 30, 2025 and 2024, respectively, and serve as an amenity for our residential residents. All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2025 and 2024, respectively.

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

The following table presents a reconciliation of net income per the consolidated statements of operations to NOI for the six months and quarters ended June 30, 2025 and 2024, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2025	2024	2025	2024
Net income	$463,583	$488,587	$198,785	$183,555
Adjustments:
Property management	70,602	68,969	34,786	33,511
General and administrative	36,786	34,351	18,531	18,631
Depreciation	497,635	450,093	240,889	224,398
Net (gain) loss on sales of real estate properties	(212,432)	(227,994)	(58,280)	(39,809)
Interest and other income	(3,821)	(10,657)	(2,129)	(1,328)
Other expenses	8,961	45,123	4,805	13,385
Interest:
Expense incurred, net	147,431	133,040	75,317	65,828
Amortization of deferred financing costs	4,247	3,836	2,103	1,918
Income and other tax expense (benefit)	829	635	407	331
(Income) loss from investments in unconsolidated entities	11,407	3,372	4,996	1,674
Net (gain) loss on sales of land parcels	78	—	11	—
Total NOI	$1,025,306	$989,355	$520,221	$502,094

The following tables present NOI from our rental real estate for the six months and quarters ended June 30, 2025 and 2024, respectively (amounts in thousands):

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$242,484	$76,589	$165,895	$239,386	$73,686	$165,700
Orange County	63,811	14,221	49,590	62,272	13,805	48,467
San Diego	42,392	9,307	33,085	41,370	8,604	32,766
Subtotal - Southern California	348,687	100,117	248,570	343,028	96,095	246,933

San Francisco	223,067	67,254	155,813	214,833	64,258	150,575
Washington, D.C.	226,463	71,768	154,695	216,933	68,319	148,614
New York	254,116	104,832	149,284	246,136	101,455	144,681
Boston	164,613	49,663	114,950	162,532	47,354	115,178
Seattle	139,131	39,657	99,474	135,974	38,863	97,111
Denver	38,367	11,808	26,559	39,690	11,835	27,855
Other Expansion Markets	39,391	16,952	22,439	40,868	16,219	24,649
Total same store	1,433,835	462,051	971,784	1,399,994	444,398	955,596

Non-same store	91,124	33,292	57,832	20,162	9,509	10,653
Total reportable segments	1,524,959	495,343	1,029,616	1,420,156	453,907	966,249

Other (2)	4,678	8,988	(4,310)	44,825	21,719	23,106

Totals	$1,529,637	$504,331	$1,025,306	$1,464,981	$475,626	$989,355

(1)
For the six months ended June 30, 2025 and 2024, same store represented 75,072 apartment units.
(2)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended June 30, 2025			Quarter Ended June 30, 2024
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$121,545	$37,782	$83,763	$120,118	$35,856	$84,262
Orange County	31,964	6,964	25,000	31,171	6,908	24,263
San Diego	21,287	4,622	16,665	20,746	4,257	16,489
Subtotal - Southern California	174,796	49,368	125,428	172,035	47,021	125,014

San Francisco	114,497	33,201	81,296	109,549	31,330	78,219
Washington, D.C.	116,496	36,016	80,480	111,280	35,360	75,920
New York	127,960	51,832	76,128	122,172	50,077	72,095
Boston	82,917	24,184	58,733	82,081	23,266	58,815
Seattle	69,769	19,912	49,857	68,427	19,632	48,795
Denver	19,199	5,753	13,446	19,937	5,801	14,136
Other Expansion Markets	21,409	9,168	12,241	22,269	8,831	13,438
Total same store	727,043	229,434	497,609	707,750	221,318	486,432

Non-same store	40,934	15,376	25,558	4,920	2,477	2,443
Total reportable segments	767,977	244,810	523,167	712,670	223,795	488,875

Other (2)	850	3,796	(2,946)	21,493	8,274	13,219

Totals	$768,827	$248,606	$520,221	$734,163	$232,069	$502,094

(1)
For the quarters ended June 30, 2025 and 2024, same store represented 75,950 apartment units.
(2)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

The following tables present reconciliations of operating expenses for each reportable segment for the six months and quarters ended June 30, 2025 and 2024, respectively (amounts in thousands):

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Same Store (1)	Non-Same Store	Total	Same Store (1)	Non-Same Store	Total
Operating expenses:
Real estate taxes	$187,733	$11,837	$199,570	$183,209	$3,488	$186,697
On-site payroll	85,786	6,481	92,267	83,418	1,697	85,115
Utilities	73,270	5,042	78,312	67,350	1,470	68,820
Repairs and maintenance	61,688	5,562	67,250	59,582	1,165	60,747
Other (2)	53,574	4,370	57,944	50,839	1,689	52,528
Total	$462,051	$33,292	$495,343	$444,398	$9,509	$453,907

(1)
For the six months ended June 30, 2025 and 2024, same store represented 75,072 apartment units.
(2)
Other operating expenses for each reportable segment includes insurance, leasing and advertising and other on-site operating expenses.

	Quarter Ended June 30, 2025			Quarter Ended June 30, 2024
	Same Store (1)	Non-Same Store	Total	Same Store (1)	Non-Same Store	Total
Operating expenses:
Real estate taxes	$93,975	$5,647	$99,622	$92,375	$833	$93,208
On-site payroll	42,937	2,844	45,781	41,962	411	42,373
Utilities	34,344	2,057	36,401	31,711	295	32,006
Repairs and maintenance	32,620	2,842	35,462	30,859	381	31,240
Other (2)	25,558	1,986	27,544	24,411	557	24,968
Total	$229,434	$15,376	$244,810	$221,318	$2,477	$223,795

(1)
For the quarters ended June 30, 2025 and 2024, same store represented 75,950 apartment units.
(2)
Other operating expenses for each reportable segment includes insurance, leasing and advertising and other on-site operating expenses.

The following table presents a reconciliation of total assets and capital expenditures as of and for the six months ended June 30, 2025 (amounts in thousands):

	June 30, 2025
	Same Store (1)	Non-Same Store	Other (2)	Total
Total assets	$17,409,992	$2,907,037	$710,485	$21,027,514
Capital expenditures	$128,559	$15,239	$570	$144,368

(1)
For the six months ended June 30, 2025, same store represented 75,072 apartment units.
(2)
Other includes development, other corporate operations and capital expenditures for properties sold.
13.
Subsequent Events

There have been no material subsequent events occurring since June 30, 2025.

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

EQR is the general partner of, and as of June 30, 2025 owned an approximate 97.0% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Results of Operations

2025 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the six months ended June 30, 2025:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2024	311	84,249
Acquisitions:
Consolidated Rental Properties	8	2,064	$533,843	5.1%

			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(3)	(835)	$(346,600)	(5.1%)
Consolidated Land Parcels	—	—	$(4,300)

Completed Developments – Consolidated	2	495
Completed Developments – Unconsolidated	1	450
Configuration Changes	—	(1)
6/30/2025	319	86,422

Acquisitions

•
The consolidated properties acquired during the six months ended June 30, 2025 are located in the Atlanta market.

Dispositions

•
The consolidated properties disposed of during the six months ended June 30, 2025 were located in the San Diego and Seattle (2) markets; and
•
The consolidated land parcel disposed of during the six months ended June 30, 2025 was located in the New York market.

Developments

•
Consolidated:
•
The Company completed construction on two consolidated apartment properties during the six months ended June 30, 2025, located in the San Francisco and Denver markets, consisting of an aggregate of 495 apartment units totaling approximately $237.8 million of development costs;
•
The Company acquired its joint venture partner's 10% interest in a previously unconsolidated 270-unit apartment property in the Denver market for approximately $3.6 million in cash and also contributed $50.5 million for the joint venture to repay the third-party construction loan encumbering the property. The property (one of the two consolidated projects noted above) is now wholly owned; and
•
The Company spent approximately $59.7 million during the six months ended June 30, 2025, primarily for consolidated development projects.
•
Unconsolidated:
•
The Company completed construction on one unconsolidated apartment property during the six months ended June 30, 2025, located in the New York market, consisting of 450 apartment units totaling approximately $201.2 million of development costs; and
•
The Company spent approximately $56.3 million during the six months ended June 30, 2025, primarily for unconsolidated development projects.

See Notes 4 and 5 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments and investments in partially owned entities.

Comparison of the six months and quarter ended June 30, 2025 to the six months and quarter ended June 30, 2024

The following table presents a reconciliation of diluted earnings per share/unit for the six months and quarter ended June 30, 2025 as compared to the same periods in 2024:

	Six Months Ended June 30	Quarter Ended June 30
Diluted earnings per share/unit for period ended 2024	$1.24	$0.47
Property NOI	0.08	0.05
Interest expense	(0.04)	(0.02)
Corporate overhead (1)	(0.01)	—
Net gain/loss on property sales	(0.04)	0.05
Depreciation expense	(0.14)	(0.06)
Other	0.09	0.01
Diluted earnings per share/unit for period ended 2025	$1.18	$0.50

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

The following tables present reconciliations of net income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results (amounts in thousands):

	Six Months Ended June 30,				Quarter Ended June 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income	$463,583	$488,587	$(25,004)	(5.1)%	$198,785	$183,555	$15,230	8.3%
Adjustments:
Property management	70,602	68,969	1,633	2.4%	34,786	33,511	1,275	3.8%
General and administrative	36,786	34,351	2,435	7.1%	18,531	18,631	(100)	(0.5)%
Depreciation	497,635	450,093	47,542	10.6%	240,889	224,398	16,491	7.3%
Net (gain) loss on sales of real estate properties	(212,432)	(227,994)	15,562	(6.8)%	(58,280)	(39,809)	(18,471)	46.4%
Interest and other income	(3,821)	(10,657)	6,836	(64.1)%	(2,129)	(1,328)	(801)	60.3%
Other expenses	8,961	45,123	(36,162)	(80.1)%	4,805	13,385	(8,580)	(64.1)%
Interest:
Expense incurred, net	147,431	133,040	14,391	10.8%	75,317	65,828	9,489	14.4%
Amortization of deferred financing costs	4,247	3,836	411	10.7%	2,103	1,918	185	9.6%
Income and other tax expense (benefit)	829	635	194	30.6%	407	331	76	23.0%
(Income) loss from investments in unconsolidated entities	11,407	3,372	8,035	238.3%	4,996	1,674	3,322	198.4%
Net (gain) loss on sales of land parcels	78	—	78	100.0%	11	—	11	100.0%
Total NOI	$1,025,306	$989,355	$35,951	3.6%	$520,221	$502,094	$18,127	3.6%
Rental income:
Same store	$1,433,835	$1,399,994	$33,841	2.4%	$727,043	$707,750	$19,293	2.7%
Non-same store/other	95,802	64,987	30,815	47.4%	41,784	26,413	15,371	58.2%
Total rental income	1,529,637	1,464,981	64,656	4.4%	768,827	734,163	34,664	4.7%
Operating expenses:
Same store	462,051	444,398	17,653	4.0%	229,434	221,318	8,116	3.7%
Non-same store/other	42,280	31,228	11,052	35.4%	19,172	10,751	8,421	78.3%
Total operating expenses	504,331	475,626	28,705	6.0%	248,606	232,069	16,537	7.1%
NOI:
Same store	971,784	955,596	16,188	1.7%	497,609	486,432	11,177	2.3%
Non-same store/other	53,522	33,759	19,763	58.5%	22,612	15,662	6,950	44.4%
Total NOI	$1,025,306	$989,355	$35,951	3.6%	$520,221	$502,094	$18,127	3.6%

See Note 12 in the Notes to Consolidated Financial Statements for our disclosure of reportable segments.

The comparison discussions provided below detail the changes in results for the six months ended June 30, 2025 as compared to the prior year period.

•
The increase in same store rental income is primarily driven by good demand and modest supply across most of our markets.
•
The increase in same store operating expenses is due primarily to:
•
Real estate taxes – A $4.5 million increase due to escalation in rates and assessed values including an approximately one percentage point contribution to growth from 421-a tax abatement burnoffs in New York City. Once the burnoffs are completed, previously rent-restricted apartment units will transition to market;
•
On-site payroll – A $2.4 million increase primarily driven by higher wages, partially offset by the impact of various innovation initiatives;
•
Utilities – A $5.9 million increase primarily driven by higher commodity prices, higher sewer and trash rates and higher water usage in Southern California, along with a challenging comparable period;
•
Repairs and maintenance - A $2.1 million increase primarily driven by costs associated with the implementation of various resident technology initiatives (including bulk Wi-Fi programs); and
•
Other on-site operating expenses – A $1.8 million increase primarily due to higher ground lease rent, property-related legal expenses, association fees and other expenses.
•
Non-same store/other NOI results consist primarily of properties acquired in calendar years 2024 and 2025, operations from the Company’s development properties, other corporate operations and operations prior to disposition from 2024 and 2025 sold properties. The increase in NOI is primarily a result of the Company's significant 2025 and second half of 2024 net acquisition activity, which is positively impacting 2025 results.
•
The increase in consolidated total NOI is a result of the Company’s higher NOI from non-same store properties as noted above and higher NOI from same store properties, largely due to improvement in same store revenues and the Company's continued focus on same store expense efficiency.

See the Same Store Results section below for additional discussion of those results. See the reconciliation table of net income per the consolidated statements of operations to NOI above for the dollar and percentage changes related to the comparison discussions provided below.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. The increases during the six months and quarter ended June 30, 2025 as compared to the prior year periods are primarily attributable to increases in payroll-related costs, training and marketing expenses, information technology expenses and legal and professional fees, partially offset by decreases in workforce/contractors costs.

General and administrative expenses, which include corporate operating expenses, increased during the six months ended June 30, 2025 as compared to the prior year period, primarily due to increases in payroll-related costs and other public company costs. General and administrative expenses decreased during the quarter ended June 30, 2025 compared to the prior year period, primarily due to decreases in payroll-related costs and other public company costs, partially offset by increases in workforce/contractors costs.

Depreciation expense increased during the six months and quarter ended June 30, 2025 as compared to the prior year periods, primarily as a result of additional depreciation expense on properties acquired in 2024 and 2025 and development properties placed in service during 2024 and 2025, partially offset by lower depreciation from properties sold in 2024 and 2025.

Net gain on sales of real estate properties decreased during the six months ended June 30, 2025 as compared to the prior year period, primarily as a result of a lower property volume and the mix of properties sold in 2025 vs. 2024. Net gain on sales of real estate properties increased during the quarter ended June 30, 2025 as compared to the prior year period, primarily as a result of the mix of properties sold in the periods.

Interest and other income decreased during the six months ended June 30, 2025 as compared to the prior year period, primarily due to a net decrease in realized/unrealized gains on various investment securities, lower short-term investment income on restricted deposit accounts due to a lower rate environment and lower overall invested balances and lower insurance/litigation settlement proceeds received during 2025 as compared to 2024. Interest and other income increased during the quarter ended June 30, 2025 as compared to the prior year period, primarily due to a net increase in realized/unrealized gains on various investment securities, partially offset by decreases in insurance/litigation settlement proceeds received during 2025 as compared to 2024.

Other expenses decreased during the six months and quarter ended June 30, 2025 as compared to the prior year periods, primarily due to decreases in litigation accruals and advocacy contributions.

Interest expense, including amortization of deferred financing costs, increased during the six months and quarter ended June 30, 2025 as compared to the prior year periods, primarily due to higher overall debt balances outstanding and higher overall rates. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the six months ended June 30, 2025 was 3.93% as compared to 3.89% for the prior year period, and for the quarter ended June 30, 2025 was 3.93% as compared to 3.88% for the prior year period. The Company capitalized interest of approximately $6.7 million and $6.9 million during the six months ended June 30, 2025 and 2024, respectively, and $2.8 million and $3.8 million during the quarters ended June 30, 2025 and 2024, respectively.

Loss from investments in unconsolidated entities increased during the six months and quarter ended June 30, 2025 as compared to the prior year periods, primarily as a result of losses incurred on our unconsolidated development properties which recently started lease-up activities.

Same Store Results

Properties that the Company owned and were stabilized for all of both of the six months ended June 30, 2025 and 2024, which represented 75,072 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% Physical Occupancy for three consecutive months.

The following table provides results and statistics related to our Residential same store operations for the six months ended June 30, 2025 and 2024:

June YTD 2025 vs. June YTD 2024

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	June YTD 25 % of Actual NOI	June YTD 25 Average Rental Rate	June YTD 25 Weighted Average Physical Occupancy %	June YTD 25 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	14,136	17.6%	$2,962	95.7%	19.8%	1.2%	0.1%	(1.5%)
Orange County	3,718	5.3%	2,966	96.4%	16.7%	2.1%	0.4%	(1.5%)
San Diego	2,209	3.5%	3,290	96.6%	19.8%	1.7%	0.5%	0.4%
Subtotal – Southern California	20,063	26.4%	2,999	95.9%	19.3%	1.4%	0.2%	(1.2%)

San Francisco	11,093	16.4%	3,405	97.0%	18.5%	3.1%	0.7%	(2.7%)
Washington, D.C.	13,533	16.2%	2,822	97.1%	17.8%	4.4%	0.0%	(0.6%)
New York	8,536	14.7%	4,746	97.8%	15.9%	3.2%	0.6%	(0.2%)
Boston	7,077	11.3%	3,669	96.2%	18.2%	2.4%	0.0%	(0.6%)
Seattle	8,458	9.9%	2,663	96.4%	20.8%	3.2%	0.2%	(1.0%)
Denver	2,792	2.8%	2,350	95.7%	24.1%	(2.6%)	(0.8%)	(0.4%)
Other Expansion Markets	3,520	2.3%	1,886	95.1%	24.3%	(4.2%)	(0.1%)	(5.2%)

Total	75,072	100.0%	$3,178	96.5%	19.0%	2.5%	0.2%	(1.3%)

Note: The above table reflects Residential same store results only. Residential operations account for more than 96.0% of total revenues for the six months ended June 30, 2025.

During the six months ended June 30, 2025, the Company's operating business performed well, driven by good and sustained demand across most of our markets and supported by a continuing constructive job market, high employment levels and high wage growth among our target renter demographic. Competitive new supply was modest in most of our Established Markets, but continues to be elevated in our Expansion Markets. While demand has been steady, maintaining occupancy in our Expansion Markets has been challenging and has required a continued use of Leasing Concessions to attract and retain residents. On a positive note, Atlanta has shown a few months of stability, with early indications of potential improvement in market conditions.

Thus far in 2025, our best performing markets have been Washington, D.C., New York and San Francisco. Each of these markets has experienced healthy demand as evidenced by strong Physical Occupancy, healthy pricing and low Turnover. Recently, in Washington, D.C. we have seen some slowing in the market likely due to uncertainty around jobs given cuts by the government, while in San Francisco we continue to see a strong post pandemic recovery. The Seattle market also continued to improve due to large employers’ return to office policies. While new supply in Seattle has temporarily affected rental rate growth, we expect this impact to lessen throughout the year as most of the concentrated deliveries are behind us.

Overall, the fundamentals of our business are healthy despite recent economic concerns. Long-term, we expect a positive forward set up for our business due to elevated single family home ownership costs, positive household formation trends, manageable competitive new supply in our Established Markets and moderating competitive new supply in our Expansion Markets. With an overall deficit in housing across the country, we believe our business is well positioned for the future. We also see our resident base as being more resilient to economic uncertainty, including elevated inflation, due to higher levels of disposable income and lower relative rent-to-income ratios.

Liquidity and Capital Resources

With approximately $1.7 billion in readily available liquidity, a strong balance sheet, well-staggered debt maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and take advantage of opportunities. See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2025 and 2024 (amounts in thousands):

	June 30,
	2025	2024
Cash flows provided by (used for):
Operating activities	$785,070	$817,968
Investing activities	$(518,995)	$(2,357)
Financing activities	$(294,287)	$(817,185)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2025.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the six months ended June 30, 2025 as compared to the prior year period decreased by approximately $32.9 million primarily as a result of the timing of certain real estate tax payments, partially offset by increases in NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures. For the six months ended June 30, 2025, key drivers were:

•
Acquired eight consolidated rental properties for approximately $534.9 million;
•
Disposed of three consolidated rental properties and one consolidated land parcel, receiving net proceeds of approximately $343.1 million;
•
Invested $59.7 million primarily in consolidated development projects;
•
Invested $144.4 million in capital expenditures to real estate;
•
Invested $62.1 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives; and
•
Acquired its joint venture partner's 10% interest in a previously unconsolidated apartment property for approximately $3.6 million in cash and also contributed $50.5 million for the joint venture to repay the third-party construction loan encumbering the property.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders/unitholders and other Common Share activity. For the six months ended June 30, 2025, key drivers were:

•
Repaid $37.9 million on mortgage loans;
•
Repaid $450.0 million of 3.375% unsecured notes;
•
Received net proceeds of $238.5 million from our unsecured commercial paper note program;
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $540.1 million; and
•
Issued $500.0 million of seven-year 4.95% unsecured notes, receiving net proceeds of approximately $498.6 million before underwriting fees, hedge termination costs and other expenses.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of June 30, 2025 and December 31, 2024 (amounts in thousands):

	June 30, 2025	December 31, 2024
Cash and cash equivalents	$31,276	$62,302
Restricted deposits	$100,678	$97,864
Unsecured revolving credit facility availability	$1,711,552	$1,952,067

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

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.5 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of July 31, 2025 (amounts in thousands):

July 31, 2025
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(1,021,500)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,448)
Unsecured revolving credit facility availability	$1,475,052

Dividend Policy

The Company declared a dividend/distribution for the first and second quarters of 2025 of $0.6925 per share/unit in each quarter, an annualized increase of 2.6% over the amount paid in 2024. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in July 2025 amounted to $270.7 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended June 30, 2025.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $30.6 billion in investment in real estate on the Company’s balance sheet at June 30, 2025, $27.5 billion or 90.1% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise. For additional details, see Item 1A, Risk Factors, of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of June 30, 2025 is as follows:

Debt Summary as of June 30, 2025

($ in thousands)

	Debt Balances	% of Total
Secured	$1,594,765	19.0%
Unsecured	6,777,061	81.0%
Total	$8,371,826	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,402,428	16.7%
Unsecured – Public	5,994,914	71.6%
Fixed Rate Debt	7,397,342	88.3%
Floating Rate Debt:
Secured – Tax Exempt	192,337	2.3%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	782,147	9.4%
Floating Rate Debt	974,484	11.7%
Total	$8,371,826	100.0%

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2025 and 2024:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2025	2024	2025	2024
Net income	$463,583	$488,587	$198,785	$183,555
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,307)	(2,039)	(1,203)	(1,069)
Preferred/preference distributions	(711)	(902)	(355)	(355)
Premium on redemption of Preferred Shares/Preference Units	—	(1,444)	—	—
Net income available to Common Shares and Units / Units	460,565	484,202	197,227	182,131
Adjustments:
Depreciation	497,635	450,093	240,889	224,398
Depreciation – Non-real estate additions	(1,834)	(1,897)	(884)	(942)
Depreciation – Partially Owned Properties	(963)	(1,089)	(485)	(547)
Depreciation – Unconsolidated Properties	8,735	1,452	4,340	1,117
Net (gain) loss on sales of unconsolidated entities - operating assets	(138)	—	(174)	—
Net (gain) loss on sales of real estate properties	(212,432)	(227,994)	(58,280)	(39,809)
FFO available to Common Shares and Units / Units (1) (3) (4)	751,568	704,767	382,633	366,348
Adjustments:
Write-off of pursuit costs	2,048	1,369	727	821
Debt extinguishment and preferred share/preference unit redemption (gains) losses	97	1,444	—	—
Non-operating asset (gains) losses	624	(3,216)	186	2,890
Other miscellaneous items	4,971	40,674	3,244	10,083
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$759,308	$745,038	$386,790	$380,142

FFO (1) (3)	$752,279	$707,113	$382,988	$366,703
Preferred/preference distributions	(711)	(902)	(355)	(355)
Premium on redemption of Preferred Shares/Preference Units	—	(1,444)	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$751,568	$704,767	$382,633	$366,348

Normalized FFO (2) (3)	$760,019	$745,940	$387,145	$380,497
Preferred/preference distributions	(711)	(902)	(355)	(355)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$759,308	$745,038	$386,790	$380,142

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

Item 4. Controls and Procedures

Equity Residential

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2025, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to the legal proceedings discussed in Part I, Item 3 of the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2024. As of June 30, 2025, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company and its financial condition. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Common Shares Issued in the Quarter Ended June 30, 2025 (Equity Residential)

During the quarter ended June 30, 2025, EQR issued 117,000 Common Shares in exchange for 117,000 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit	Description	Location
4.1	Form of 4.950% Note due June 15, 2032.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated May 1, 2025, filed on May 2, 2025.

10.1	Distribution Agreement, dated May 15, 2025.	Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on May 15, 2025.

10.2	Form of Master Forward Sale Confirmation.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on May 15, 2025.

10.3	Rule of 70 Retirement Agreement, dated June 26, 2025, by and between Equity Residential and Alexander Brackenridge.	Attached herein.

31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Robert A. Garechana, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Robert A. Garechana, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

Date:	August 6, 2025	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2025	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	August 6, 2025	By:	/s/ Robert A. Garechana
Robert A. Garechana
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2025	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)