Form 10-Q
period 2025-09-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2025-10-30
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on October 24, 2025 was 380,474,721.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended September 30, 2025 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of September 30, 2025 owned an approximate 97.5% ownership interest in, ERPOP. The remaining 2.5% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Land	$5,615,228	$5,606,531
Depreciable property	24,767,133	24,039,412
Projects under development	163,194	261,706
Land held for development	56,953	63,142
Investment in real estate	30,602,508	29,970,791
Accumulated depreciation	(10,976,770)	(10,412,463)
Investment in real estate, net	19,625,738	19,558,328
Investments in unconsolidated entities	400,077	386,531
Cash and cash equivalents	93,092	62,302
Restricted deposits	106,410	97,864
Right-of-use assets	449,670	455,445
Other assets	390,076	273,706
Total assets	$21,065,063	$20,834,176

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,592,935	$1,630,690
Notes, net	5,996,686	5,947,376
Line of credit and commercial paper	846,166	543,679
Accounts payable and accrued expenses	154,003	99,347
Accrued interest payable	54,644	74,176
Lease liabilities	304,814	304,897
Other liabilities	298,336	310,559
Security deposits	82,577	75,611
Distributions payable	269,873	263,494
Total liabilities	9,600,034	9,249,829

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	181,625	338,563
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 343,100 shares issued and outstanding as of September 30, 2025 and December 31, 2024	17,155	17,155
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 380,546,634 shares issued and outstanding as of September 30, 2025 and 379,475,383 shares issued and outstanding as of December 31, 2024	3,805	3,795
Paid in capital	9,801,972	9,611,826
Retained earnings	1,260,124	1,407,570
Accumulated other comprehensive income (loss)	1,893	4,214
Total shareholders’ equity	11,084,949	11,044,560
Noncontrolling Interests:
Operating Partnership	200,246	201,942
Partially Owned Properties	(1,791)	(718)
Total Noncontrolling Interests	198,455	201,224
Total equity	11,283,404	11,245,784
Total liabilities and equity	$21,065,063	$20,834,176

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2025	2024	2025	2024
REVENUES
Rental income	$2,312,048	$2,213,329	$782,411	$748,348

EXPENSES
Property and maintenance	424,868	396,349	144,621	135,221
Real estate taxes and insurance	335,917	320,452	111,833	105,954
Property management	100,691	100,381	30,089	31,412
General and administrative	51,450	48,902	14,664	14,551
Depreciation	752,292	688,041	254,657	237,948
Total expenses	1,665,218	1,554,125	555,864	525,086

Net gain (loss) on sales of real estate properties	355,117	227,829	142,685	(165)
Interest and other income	49,040	26,501	45,219	15,844
Other expenses	(39,903)	(59,094)	(30,942)	(13,971)
Interest:
Expense incurred, net	(227,572)	(205,762)	(80,141)	(72,722)
Amortization of deferred financing costs	(6,369)	(5,784)	(2,122)	(1,948)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	777,143	642,894	301,246	150,300
Income and other tax (expense) benefit	(1,224)	(925)	(395)	(290)
Income (loss) from investments in unconsolidated entities	(15,388)	(4,865)	(3,981)	(1,493)
Net gain (loss) on sales of land parcels	(80)	—	(2)	—
Net income	760,451	637,104	296,868	148,517
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(19,044)	(17,290)	(6,716)	(4,012)
Partially Owned Properties	(3,408)	(3,098)	(1,101)	(1,059)
Net income attributable to controlling interests	737,999	616,716	289,051	143,446
Preferred distributions	(1,067)	(1,258)	(356)	(356)
Premium on redemption of Preferred Shares	—	(1,444)	—	—
Net income available to Common Shares	$736,932	$614,014	$288,695	$143,090

Earnings per share – basic:
Net income available to Common Shares	$1.94	$1.62	$0.76	$0.38
Weighted average Common Shares outstanding	379,775	378,718	380,593	378,756

Earnings per share – diluted:
Net income available to Common Shares	$1.93	$1.62	$0.76	$0.38
Weighted average Common Shares outstanding	391,127	390,688	390,966	391,026

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2025	2024	2025	2024
Comprehensive income:
Net income	$760,451	$637,104	$296,868	$148,517
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(3,550)	(3,989)	—	(3,989)
Losses reclassified into earnings from other comprehensive income	1,229	1,819	278	609
Other comprehensive income (loss)	(2,321)	(2,170)	278	(3,380)
Comprehensive income	758,130	634,934	297,146	145,137
Comprehensive (income) attributable to Noncontrolling Interests	(22,389)	(20,330)	(7,823)	(4,980)
Comprehensive income attributable to controlling interests	$735,741	$614,604	$289,323	$140,157

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$760,451	$637,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	752,292	688,041
Amortization of deferred financing costs	6,369	5,784
Amortization of discounts and premiums on debt	3,953	3,823
Amortization of deferred settlements on derivative instruments	1,220	1,811
Amortization of right-of-use assets	9,565	11,320
Write-off of pursuit costs	6,122	1,905
(Income) loss from investments in unconsolidated entities	15,388	4,865
Distributions from unconsolidated entities – return on capital	2,708	446
Net (gain) loss on sales of real estate properties	(355,117)	(227,829)
Net (gain) loss on sales of land parcels	80	—
Realized (gain) loss on investment securities	51	1,316
Unrealized (gain) loss on investment securities	(25,399)	(19,880)
Compensation paid with Company Common Shares	26,967	26,781
Changes in assets and liabilities:
(Increase) decrease in other assets	3,335	5,551
Increase (decrease) in accounts payable and accrued expenses	55,776	71,360
Increase (decrease) in accrued interest payable	(19,532)	(15,083)
Increase (decrease) in lease liabilities	(1,666)	(3,363)
Increase (decrease) in other liabilities	12,299	20,258
Increase (decrease) in security deposits	6,869	5,172
Net cash provided by operating activities	1,261,731	1,219,382
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(637,932)	(1,320,592)
Investment in real estate – development/other	(81,953)	(90,718)
Capital expenditures to real estate	(243,569)	(230,107)
Non-real estate capital additions	(1,293)	(1,572)
Interest capitalized for real estate and unconsolidated entities under development	(9,568)	(10,697)
Proceeds from disposition of real estate, net	589,091	360,850
Investments in unconsolidated entities – acquisitions	—	(31,286)
Investments in unconsolidated entities – development/other	(83,561)	(48,360)
Distributions from unconsolidated entities – return of capital	1,018	1,409
Proceeds from sale of investment securities	1,040	7,457
Mortgage receivables from unconsolidated entities	(102,290)	—
Consolidation of previously unconsolidated entities	(54,081)	—
Net cash provided by (used for) investing activities	(623,098)	(1,363,616)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(4,518)	$(5,307)
Mortgage notes payable, net:
Lump sum payoffs	(37,940)	—
Scheduled principal repayments	(2,800)	(2,400)
Notes, net:
Proceeds	498,580	597,954
Lump sum payoffs	(450,000)	—
Line of credit and commercial paper:
Line of credit proceeds	—	198,000
Line of credit repayments	—	(198,000)
Commercial paper proceeds	33,442,982	8,610,430
Commercial paper repayments	(33,140,495)	(8,233,000)
Proceeds from (payments on) settlement of derivative instruments	(3,550)	(3,989)
Finance ground lease principal payments	(2,207)	(2,158)
Proceeds from Employee Share Purchase Plan (ESPP)	1,963	2,830
Proceeds from exercise of options	5,358	17,315
Common Shares repurchased and retired	(94,287)	(38,474)
Redemption of Preferred Shares	—	(20,125)
Premium on redemption of Preferred Shares	—	(1,444)
Payment of offering costs	(763)	—
Other financing activities, net	(60)	(52)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	458
Contributions – Noncontrolling Interests – Operating Partnership	5	2
Distributions:
Common Shares	(782,569)	(762,990)
Preferred Shares	(1,067)	(2,031)
Noncontrolling Interests – Operating Partnership	(23,508)	(23,058)
Noncontrolling Interests – Partially Owned Properties	(4,421)	(3,163)
Net cash provided by (used for) financing activities	(599,297)	130,798
Net increase (decrease) in cash and cash equivalents and restricted deposits	39,336	(13,436)
Cash and cash equivalents and restricted deposits, beginning of period	160,166	139,995
Cash and cash equivalents and restricted deposits, end of period	$199,502	$126,559

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$93,092	$28,610
Restricted deposits	106,410	97,949
Total cash and cash equivalents and restricted deposits, end of period	$199,502	$126,559

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$224,055	$197,587
Net cash paid (received) for income and other taxes	$1,070	$1,097
Amortization of deferred financing costs:
Other assets	$2,089	$2,089
Mortgage notes payable, net	$866	$786
Notes, net	$3,414	$2,909
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,119	$2,126
Notes, net	$1,834	$1,697
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(8)
Accumulated other comprehensive income	$1,229	$1,819
Write-off of pursuit costs:
Investment in real estate, net	$3,838	$401
Investments in unconsolidated entities	$2,186	$1,292
Other assets	$98	$212
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$14,511	$3,927
Other liabilities	$877	$938
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(89)	$—
Other liabilities	$3,639	$3,989
Accumulated other comprehensive income	$(3,550)	$(3,989)
Investment in real estate – acquisitions:
Investment in real estate, net	$(637,932)	$(1,307,865)
Right-of-use assets	$—	$(12,727)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(5,302)	$(4,308)
Investments in unconsolidated entities	$(4,266)	$(6,389)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(62,765)	$(47,160)
Other liabilities	$(20,796)	$(1,200)
Consolidation of previously unconsolidated entities:
Investment in real estate, net	$(88,356)	$—
Investments in unconsolidated entities	$32,370	$—
Other assets	$56	$—
Accounts payable and accrued expenses	$1,725	$—
Other liabilities	$27	$—
Security deposits	$97	$—
Debt financing costs:
Notes, net	$(4,518)	$(5,307)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$89	$—
Other liabilities	$(3,639)	$(3,989)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(3,790)	$—
Lease liabilities	$3,790	$—
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$692	$—
Other assets	$(692)	$—
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$5,123	$(1,362)
Other liabilities	$(4,621)	$1,959
Paid in capital	$(502)	$(597)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2025	2024	2025	2024
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$17,155	$37,280	$17,155	$17,155
Partial redemption of 8.29% Series K Cumulative Redeemable	—	(20,125)	—	—
Balance, end of period	$17,155	$17,155	$17,155	$17,155
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,795	$3,793	$3,800	$3,791
Conversion of OP Units into Common Shares	22	2	20	1
Exercise of share options	1	3	—	2
Employee Share Purchase Plan (ESPP)	—	1	—	—
Common Shares repurchased and retired	(15)	(7)	(15)	—
Share-based employee compensation expense:
Restricted shares	2	2	—	—
Balance, end of period	$3,805	$3,794	$3,805	$3,794
PAID IN CAPITAL
Balance, beginning of period	$9,611,826	$9,601,866	$9,656,272	$9,590,105
Common Share Issuance:
Conversion of OP Units into Common Shares	35,526	8,232	26,755	3,185
Exercise of share options	5,357	17,312	1	10,833
Employee Share Purchase Plan (ESPP)	1,963	2,829	550	381
Share-based employee compensation expense:
Restricted shares	11,836	11,753	2,499	2,372
Share options	3,096	2,973	440	466
ESPP discount	355	589	97	88
Offering costs	(763)	—	(282)	—
Supplemental Executive Retirement Plan (SERP)	(502)	(597)	238	1
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	99,701	(64,541)	80,133	(25,483)
Adjustment for Noncontrolling Interests ownership in Operating Partnership	33,577	4,123	35,269	2,591
Balance, end of period	$9,801,972	$9,584,539	$9,801,972	$9,584,539
RETAINED EARNINGS
Balance, beginning of period	$1,407,570	$1,437,185	$1,329,379	$1,357,922
Net income attributable to controlling interests	737,999	616,716	289,051	143,446
Common Share distributions	(790,106)	(767,779)	(263,678)	(256,059)
Preferred Share distributions	(1,067)	(1,258)	(356)	(356)
Premium on redemption of Preferred Shares – cash charge	—	(1,444)	—	—
Common Shares repurchased and retired	(94,272)	(38,467)	(94,272)	—
Balance, end of period	$1,260,124	$1,244,953	$1,260,124	$1,244,953
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$4,214	$5,704	$1,615	$6,914
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(3,550)	(3,989)	—	(3,989)
Losses reclassified into earnings from other comprehensive income	1,229	1,819	278	609
Balance, end of period	$1,893	$3,534	$1,893	$3,534

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$2.0775	$2.025	$0.6925	$0.675

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2025	2024	2025	2024
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$201,942	$202,306	$202,717	$204,032
Issuance of restricted units to Noncontrolling Interests	5	2	1	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(35,548)	(8,234)	(26,775)	(3,186)
Equity compensation associated with Noncontrolling Interests	13,493	13,215	2,900	2,979
Net income attributable to Noncontrolling Interests	19,044	17,290	6,716	4,012
Distributions to Noncontrolling Interests	(22,350)	(23,236)	(6,191)	(7,361)
Change in book value of Redeemable Noncontrolling Interests – Operating Partnership	57,237	1,986	56,147	1,321
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(33,577)	(4,123)	(35,269)	(2,591)
Balance, end of period	$200,246	$199,206	$200,246	$199,206
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(718)	$994	$(2,463)	$(295)
Net income attributable to Noncontrolling Interests	3,408	3,098	1,101	1,059
Contributions by Noncontrolling Interests	—	458	—	—
Distributions to Noncontrolling Interests	(4,481)	(3,215)	(429)	(429)
Other	—	(1,000)	—	—
Balance, end of period	$(1,791)	$335	$(1,791)	$335

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	September 30,	December 31,
	2025	2024
ASSETS
Land	$5,615,228	$5,606,531
Depreciable property	24,767,133	24,039,412
Projects under development	163,194	261,706
Land held for development	56,953	63,142
Investment in real estate	30,602,508	29,970,791
Accumulated depreciation	(10,976,770)	(10,412,463)
Investment in real estate, net	19,625,738	19,558,328
Investments in unconsolidated entities	400,077	386,531
Cash and cash equivalents	93,092	62,302
Restricted deposits	106,410	97,864
Right-of-use assets	449,670	455,445
Other assets	390,076	273,706
Total assets	$21,065,063	$20,834,176

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,592,935	$1,630,690
Notes, net	5,996,686	5,947,376
Line of credit and commercial paper	846,166	543,679
Accounts payable and accrued expenses	154,003	99,347
Accrued interest payable	54,644	74,176
Lease liabilities	304,814	304,897
Other liabilities	298,336	310,559
Security deposits	82,577	75,611
Distributions payable	269,873	263,494
Total liabilities	9,600,034	9,249,829

Commitments and contingencies

Redeemable Limited Partners	181,625	338,563
Capital:
Partners’ Capital:
Preference Units	17,155	17,155
General Partner	11,065,901	11,023,191
Limited Partners	200,246	201,942
Accumulated other comprehensive income (loss)	1,893	4,214
Total partners’ capital	11,285,195	11,246,502
Noncontrolling Interests – Partially Owned Properties	(1,791)	(718)
Total capital	11,283,404	11,245,784
Total liabilities and capital	$21,065,063	$20,834,176

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2025	2024	2025	2024
REVENUES
Rental income	$2,312,048	$2,213,329	$782,411	$748,348

EXPENSES
Property and maintenance	424,868	396,349	144,621	135,221
Real estate taxes and insurance	335,917	320,452	111,833	105,954
Property management	100,691	100,381	30,089	31,412
General and administrative	51,450	48,902	14,664	14,551
Depreciation	752,292	688,041	254,657	237,948
Total expenses	1,665,218	1,554,125	555,864	525,086

Net gain (loss) on sales of real estate properties	355,117	227,829	142,685	(165)
Interest and other income	49,040	26,501	45,219	15,844
Other expenses	(39,903)	(59,094)	(30,942)	(13,971)
Interest:
Expense incurred, net	(227,572)	(205,762)	(80,141)	(72,722)
Amortization of deferred financing costs	(6,369)	(5,784)	(2,122)	(1,948)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	777,143	642,894	301,246	150,300
Income and other tax (expense) benefit	(1,224)	(925)	(395)	(290)
Income (loss) from investments in unconsolidated entities	(15,388)	(4,865)	(3,981)	(1,493)
Net gain (loss) on sales of land parcels	(80)	—	(2)	—
Net income	760,451	637,104	296,868	148,517
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,408)	(3,098)	(1,101)	(1,059)
Net income attributable to controlling interests	$757,043	$634,006	$295,767	$147,458
ALLOCATION OF NET INCOME:
Preference Units	$1,067	$1,258	$356	$356
Premium on redemption of Preference Units	$—	$1,444	$—	$—

General Partner	$736,932	$614,014	$288,695	$143,090
Limited Partners	19,044	17,290	6,716	4,012
Net income available to Units	$755,976	$631,304	$295,411	$147,102

Earnings per Unit – basic:
Net income available to Units	$1.94	$1.62	$0.76	$0.38
Weighted average Units outstanding	389,667	389,379	389,446	389,379

Earnings per Unit – diluted:
Net income available to Units	$1.93	$1.62	$0.76	$0.38
Weighted average Units outstanding	391,127	390,688	390,966	391,026

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2025	2024	2025	2024
Comprehensive income:
Net income	$760,451	$637,104	$296,868	$148,517
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(3,550)	(3,989)	—	(3,989)
Losses reclassified into earnings from other comprehensive income	1,229	1,819	278	609
Other comprehensive income (loss)	(2,321)	(2,170)	278	(3,380)
Comprehensive income	758,130	634,934	297,146	145,137
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(3,408)	(3,098)	(1,101)	(1,059)
Comprehensive income attributable to controlling interests	$754,722	$631,836	$296,045	$144,078

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$760,451	$637,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	752,292	688,041
Amortization of deferred financing costs	6,369	5,784
Amortization of discounts and premiums on debt	3,953	3,823
Amortization of deferred settlements on derivative instruments	1,220	1,811
Amortization of right-of-use assets	9,565	11,320
Write-off of pursuit costs	6,122	1,905
(Income) loss from investments in unconsolidated entities	15,388	4,865
Distributions from unconsolidated entities – return on capital	2,708	446
Net (gain) loss on sales of real estate properties	(355,117)	(227,829)
Net (gain) loss on sales of land parcels	80	—
Realized (gain) loss on investment securities	51	1,316
Unrealized (gain) loss on investment securities	(25,399)	(19,880)
Compensation paid with Company Common Shares	26,967	26,781
Changes in assets and liabilities:
(Increase) decrease in other assets	3,335	5,551
Increase (decrease) in accounts payable and accrued expenses	55,776	71,360
Increase (decrease) in accrued interest payable	(19,532)	(15,083)
Increase (decrease) in lease liabilities	(1,666)	(3,363)
Increase (decrease) in other liabilities	12,299	20,258
Increase (decrease) in security deposits	6,869	5,172
Net cash provided by operating activities	1,261,731	1,219,382
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(637,932)	(1,320,592)
Investment in real estate – development/other	(81,953)	(90,718)
Capital expenditures to real estate	(243,569)	(230,107)
Non-real estate capital additions	(1,293)	(1,572)
Interest capitalized for real estate and unconsolidated entities under development	(9,568)	(10,697)
Proceeds from disposition of real estate, net	589,091	360,850
Investments in unconsolidated entities – acquisitions	—	(31,286)
Investments in unconsolidated entities – development/other	(83,561)	(48,360)
Distributions from unconsolidated entities – return of capital	1,018	1,409
Proceeds from sale of investment securities	1,040	7,457
Mortgage receivables from unconsolidated entities	(102,290)	—
Consolidation of previously unconsolidated entities	(54,081)	—
Net cash provided by (used for) investing activities	(623,098)	(1,363,616)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(4,518)	$(5,307)
Mortgage notes payable, net:
Lump sum payoffs	(37,940)	—
Scheduled principal repayments	(2,800)	(2,400)
Notes, net:
Proceeds	498,580	597,954
Lump sum payoffs	(450,000)	—
Line of credit and commercial paper:
Line of credit proceeds	—	198,000
Line of credit repayments	—	(198,000)
Commercial paper proceeds	33,442,982	8,610,430
Commercial paper repayments	(33,140,495)	(8,233,000)
Proceeds from (payments on) settlement of derivative instruments	(3,550)	(3,989)
Finance ground lease principal payments	(2,207)	(2,158)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	1,963	2,830
Proceeds from exercise of EQR options	5,358	17,315
OP Units repurchased and retired	(94,287)	(38,474)
Redemption of Preference Units	—	(20,125)
Premium on redemption of Preference Units	—	(1,444)
Payment of offering costs	(763)	—
Other financing activities, net	(60)	(52)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	458
Contributions – Limited Partners	5	2
Distributions:
OP Units – General Partner	(782,569)	(762,990)
Preference Units	(1,067)	(2,031)
OP Units – Limited Partners	(23,508)	(23,058)
Noncontrolling Interests – Partially Owned Properties	(4,421)	(3,163)
Net cash provided by (used for) financing activities	(599,297)	130,798
Net increase (decrease) in cash and cash equivalents and restricted deposits	39,336	(13,436)
Cash and cash equivalents and restricted deposits, beginning of period	160,166	139,995
Cash and cash equivalents and restricted deposits, end of period	$199,502	$126,559

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$93,092	$28,610
Restricted deposits	106,410	97,949
Total cash and cash equivalents and restricted deposits, end of period	$199,502	$126,559

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$224,055	$197,587
Net cash paid (received) for income and other taxes	$1,070	$1,097
Amortization of deferred financing costs:
Other assets	$2,089	$2,089
Mortgage notes payable, net	$866	$786
Notes, net	$3,414	$2,909
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,119	$2,126
Notes, net	$1,834	$1,697
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(9)	$(8)
Accumulated other comprehensive income	$1,229	$1,819
Write-off of pursuit costs:
Investment in real estate, net	$3,838	$401
Investments in unconsolidated entities	$2,186	$1,292
Other assets	$98	$212
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$14,511	$3,927
Other liabilities	$877	$938
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(89)	$—
Other liabilities	$3,639	$3,989
Accumulated other comprehensive income	$(3,550)	$(3,989)
Investment in real estate – acquisitions:
Investment in real estate, net	$(637,932)	$(1,307,865)
Right-of-use assets	$—	$(12,727)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(5,302)	$(4,308)
Investments in unconsolidated entities	$(4,266)	$(6,389)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(62,765)	$(47,160)
Other liabilities	$(20,796)	$(1,200)
Consolidation of previously unconsolidated entities:
Investment in real estate, net	$(88,356)	$—
Investments in unconsolidated entities	$32,370	$—
Other assets	$56	$—
Accounts payable and accrued expenses	$1,725	$—
Other liabilities	$27	$—
Security deposits	$97	$—
Debt financing costs:
Notes, net	$(4,518)	$(5,307)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$89	$—
Other liabilities	$(3,639)	$(3,989)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(3,790)	$—
Lease liabilities	$3,790	$—
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$692	$—
Other assets	$(692)	$—
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$5,123	$(1,362)
Other liabilities	$(4,621)	$1,959
Paid in capital	$(502)	$(597)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2025	2024	2025	2024
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$17,155	$37,280	$17,155	$17,155
Partial redemption of 8.29% Series K Cumulative Redeemable	—	(20,125)	—	—
Balance, end of period	$17,155	$17,155	$17,155	$17,155
GENERAL PARTNER
Balance, beginning of period	$11,023,191	$11,042,844	$10,989,451	$10,951,818
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	35,548	8,234	26,775	3,186
Exercise of EQR share options	5,358	17,315	1	10,835
EQR’s Employee Share Purchase Plan (ESPP)	1,963	2,830	550	381
Share-based employee compensation expense:
EQR restricted shares	11,838	11,755	2,499	2,372
EQR share options	3,096	2,973	440	466
EQR ESPP discount	355	589	97	88
OP Units repurchased and retired	(94,287)	(38,474)	(94,287)	—
Net income available to Units – General Partner	736,932	614,014	288,695	143,090
OP Units – General Partner distributions	(790,106)	(767,779)	(263,678)	(256,059)
Offering costs	(763)	—	(282)	—
Supplemental Executive Retirement Plan (SERP)	(502)	(597)	238	1
Change in market value of Redeemable Limited Partners	99,701	(64,541)	80,133	(25,483)
Adjustment for Limited Partners ownership in Operating Partnership	33,577	4,123	35,269	2,591
Balance, end of period	$11,065,901	$10,833,286	$11,065,901	$10,833,286
LIMITED PARTNERS
Balance, beginning of period	$201,942	$202,306	$202,717	$204,032
Issuance of restricted units to Limited Partners	5	2	1	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(35,548)	(8,234)	(26,775)	(3,186)
Equity compensation associated with Units – Limited Partners	13,493	13,215	2,900	2,979
Net income available to Units – Limited Partners	19,044	17,290	6,716	4,012
Units – Limited Partners distributions	(22,350)	(23,236)	(6,191)	(7,361)
Change in book value of Redeemable Limited Partners	57,237	1,986	56,147	1,321
Adjustment for Limited Partners ownership in Operating Partnership	(33,577)	(4,123)	(35,269)	(2,591)
Balance, end of period	$200,246	$199,206	$200,246	$199,206
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$4,214	$5,704	$1,615	$6,914
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	(3,550)	(3,989)	—	(3,989)
Losses reclassified into earnings from other comprehensive income	1,229	1,819	278	609
Balance, end of period	$1,893	$3,534	$1,893	$3,534

DISTRIBUTIONS
Distributions declared per Unit outstanding	$2.0775	$2.025	$0.6925	$0.675

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2025	2024	2025	2024
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(718)	$994	$(2,463)	$(295)
Net income attributable to Noncontrolling Interests	3,408	3,098	1,101	1,059
Contributions by Noncontrolling Interests	—	458	—	—
Distributions to Noncontrolling Interests	(4,481)	(3,215)	(429)	(429)
Other	—	(1,000)	—	—
Balance, end of period	$(1,791)	$335	$(1,791)	$335

See accompanying notes

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.
Business

Equity Residential (“EQR”) is an S&P 500 company that owns and manages rental properties in dynamic metro areas across the U.S., a business that is conducted on its behalf by ERP Operating Limited Partnership (“ERPOP”). EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and ERPOP is an Illinois limited partnership formed in May 1993. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. Unless otherwise indicated, the notes to consolidated financial statements apply to both the Company and the Operating Partnership.

EQR is the general partner of, and as of September 30, 2025 owned an approximate 97.5% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of September 30, 2025, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 318 properties located in 10 states and the District of Columbia consisting of 86,320 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	301	81,952
Partially Owned Properties – Consolidated	12	2,656
Partially Owned Properties – Unconsolidated	5	1,712
	318	86,320

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States (“GAAP”) for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the nine months ended September 30, 2025 and 2024:

	2025	2024
Common Shares
Common Shares outstanding at January 1,	379,475,383	379,291,417
Common Shares Issued:
Conversion of OP Units	2,211,299	191,019
Exercise of share options	85,217	284,021
Employee Share Purchase Plan (ESPP)	33,278	54,061
Restricted share grants, net	208,275	186,672
Common Shares Other:
Repurchased and retired	(1,466,818)	(652,452)
Common Shares outstanding at September 30,	380,546,634	379,354,738
Units
Units outstanding at January 1,	11,543,773	11,581,306
Restricted unit grants, net	297,077	172,667
Conversion of OP Units to Common Shares	(2,211,299)	(191,019)
Units outstanding at September 30,	9,629,551	11,562,954
Total Common Shares and Units outstanding at September 30,	390,176,185	390,917,692
Units Ownership Interest in Operating Partnership	2.5%	3.0%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the nine months ended September 30, 2025 and 2024:

	2025	2024
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	391,019,156	390,872,723
Issued to General Partner:
Exercise of EQR share options	85,217	284,021
EQR’s Employee Share Purchase Plan (ESPP)	33,278	54,061
EQR’s restricted share grants, net	208,275	186,672
Issued to Limited Partners:
Restricted unit grants, net	297,077	172,667
General Partner Other:
OP Units repurchased and retired	(1,466,818)	(652,452)
General and Limited Partner Units outstanding at September 30,	390,176,185	390,917,692
Limited Partner Units
Limited Partner Units outstanding at January 1,	11,543,773	11,581,306
Limited Partner restricted unit grants, net	297,077	172,667
Conversion of Limited Partner OP Units to EQR Common Shares	(2,211,299)	(191,019)
Limited Partner Units outstanding at September 30,	9,629,551	11,562,954
Limited Partner Units Ownership Interest in Operating Partnership	2.5%	3.0%

The equity positions of various individuals and entities that contributed their properties to the Operating Partnership in exchange for OP Units, as well as the equity positions of the holders of restricted units, are collectively referred to as the “Noncontrolling Interests – Operating Partnership” and “Limited Partners Capital,” respectively, for the Company and the Operating Partnership. Subject to certain exceptions (including the “book-up” requirements of restricted units), the Noncontrolling Interests – Operating Partnership/Limited Partners Capital may exchange their Units with EQR for Common Shares on a one-for-one basis. The book value of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital (including redeemable interests) is allocated based on the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total plus the total number of Common Shares/General Partner Units. Net income is allocated to the Noncontrolling Interests – Operating Partnership/Limited Partners Capital based on the weighted average ownership percentage during the period.

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of book value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at September 30, 2025 and December 31, 2024.

The book value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total book value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of book value or fair market value as described above. As of September 30, 2025 and 2024, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $181.6 million and $351.8 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the nine months ended September 30, 2025 and 2024, respectively (amounts in thousands):

	2025	2024
Balance at January 1,	$338,563	$289,248
Change in market value (1)	(99,701)	64,541
Change in book value (1)	(57,237)	(1,986)
Balance at September 30,	$181,625	$351,803

(1)
During the nine months ended September 30, 2025 and 2024, 1,912,056 and 4,398 redeemable OP Units, respectively, were converted to Common Shares. These conversions impacted both the change in market and book values.

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of September 30, 2025 and December 31, 2024:

			Amounts in thousands
		Annual
	Call	Dividend Per	September 30,	December 31,
	Date (1)	Share/Unit (2)	2025	2024
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 343,100 shares/units issued and outstanding as of September 30, 2025 and December 31, 2024	12/10/2026	$4.145	$17,155	$17,155
			$17,155	$17,155

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. In May 2025, the Company replaced the prior program (which had expired) with a new program that matures in May 2028 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of September 30, 2025.

During the nine months ended September 30, 2025, the Company repurchased and subsequently retired approximately $94.3 million (1,466,818 shares at a weighted average price per share of $64.26) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR. The Company's Board of Trustees reauthorized the share repurchase program in the first quarter of 2025, giving the Company the authority to repurchase up to 13.0 million Common Shares. As of September 30, 2025, 11,533,182 shares remained available for repurchase under this program.

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
Land	$5,615,228	$5,606,531
Depreciable property:
Buildings and improvements	21,176,007	20,635,583
Furniture, fixtures and equipment	3,008,401	2,840,691
In-Place lease intangibles	582,725	563,138
Projects under development:
Land	31,779	40,034
Construction-in-progress	131,415	221,672
Land held for development:
Land	42,538	46,160
Construction-in-progress	14,415	16,982
Investment in real estate	30,602,508	29,970,791
Accumulated depreciation	(10,976,770)	(10,412,463)
Investment in real estate, net	$19,625,738	$19,558,328

During the nine months ended September 30, 2025, the Company acquired the following from unaffiliated parties (purchase price and purchase price allocation in thousands):

				Purchase Price Allocation (1)
	Properties	Apartment Units	Purchase Price	Land	Depreciable Property
Rental Properties – Consolidated	9	2,439	$636,843	$81,352	$556,580

(1)
Purchase price allocation includes capitalized closing costs.

During the nine months ended September 30, 2025, the Company also acquired its joint venture partner's 10% interest in a previously unconsolidated 270-unit apartment property, and the property is now wholly owned. The Company recorded real estate basis of $88.4 million upon consolidation, allocated as $8.5 million to land and $79.9 million to depreciable property. See Note 5 for further discussion.

During the nine months ended September 30, 2025, the Company disposed of the following to unaffiliated parties (sales price and net gain (loss) in thousands):

	Properties	Apartment Units	Sales Price	Net Gain (Loss)
Rental Properties – Consolidated	5	1,330	$594,450	$355,117
Land Parcel (one) – Consolidated	—	—	4,300	(80)
Total	5	1,330	$598,750	$355,037

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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of September 30, 2025:

	Consolidated Joint Ventures (VIE)
	Properties/Projects	Apartment Units
Operating Properties	12	2,656
Projects Under Development (1)	1	440	(2)
Total	13	3,096

(1)
Represents separate consolidated joint ventures for the purpose of developing multifamily rental properties.
(2)
Represents the intended number of apartment units to be developed.

The following table provides consolidated assets and liabilities related to the Company's VIEs as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
Consolidated Assets	$579,395	$528,076
Consolidated Liabilities	$55,570	$47,137

Investments in Unconsolidated Entities

The Company has various equity interests in certain joint ventures that are unconsolidated and accounted for using the equity method of accounting. Most of these have been deemed to be VIEs and the Company is not the VIEs' primary beneficiary. The remaining have been deemed not to be VIEs and the Company does not have a controlling voting interest.

The following table summarizes the Company’s investments in unconsolidated entities as of September 30, 2025 and December 31, 2024 (amounts in thousands except for ownership percentage):

	September 30, 2025	December 31, 2024	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$34,039	$34,510	Varies
Development and Lease-Up Projects and Land Held for Development (VIE)	335,828	323,998	62% - 95% (1)
Real Estate Technology Funds/Companies (VIE)	30,473	28,276	Varies
Other	(263)	(253)	Varies
Investments in Unconsolidated Entities	$400,077	$386,531

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated joint ventures that were deemed to be VIEs as of September 30, 2025:

	Unconsolidated Joint Ventures (VIE)
	Properties/Projects/Entities	Apartment Units
Operating Properties	3	1,169
Development Lease-Up Projects (1)	2	543
Real Estate Holdings (2)	3	—
Projects Under Development (3)	2	639	(5)
Projects Held for Development (4)	2	526	(5)
Total	12	2,877

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

During the nine months ended September 30, 2025, the Company repaid $102.3 million of outstanding principal balances on the third-party construction mortgages for two of its unconsolidated development joint ventures in which it is a 75% owner. Concurrently, the Company advanced the funds to the joint ventures as replacement loans. The loans may be drawn up to a maximum of $104.1 million, bear interest at either SOFR+2.0% or SOFR+2.2%, mature in July 2027 and are secured by the underlying properties. As of September 30, 2025, the loans had an amortized cost basis (which includes accrued interest) of $102.8 million, and the fair values approximate the carrying values. The Company includes mortgage and interest receivable within other assets on the consolidated balance sheets.

During the nine months ended September 30, 2025, the Company acquired its joint venture partner's 10% interest in a previously unconsolidated 270-unit apartment property for approximately $3.6 million in cash (net of cash acquired) and also contributed $50.5 million for the joint venture to repay the third-party construction loan encumbering the property. The property is now wholly owned.

6.
Restricted Deposits

The following table presents the Company’s restricted deposits as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
Mortgage escrow deposits:
Real estate taxes and insurance	$410	$217
Mortgage principal reserves/sinking funds	34,941	31,208
Mortgage escrow deposits	35,351	31,425
Restricted cash:
Tax-deferred (1031) exchange proceeds	5,598	—
Restricted deposits on real estate investments	2,196	2,143
Resident security and utility deposits	48,463	44,287
Replacement reserves	12,364	17,914
Other	2,438	2,095
Restricted cash	71,059	66,439
Restricted deposits	$106,410	$97,864

7.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

	September 30, 2025			September 30, 2024
Income Type	Residential	Non-Residential	Total	Residential	Non-Residential	Total
Residential and non-residential rent	$2,064,575	$47,396	$2,111,971	$1,986,044	$48,658	$2,034,702
Utility recoveries (RUBS income) (1)	76,775	609	77,384	67,731	752	68,483
Parking rent	35,647	1,215	36,862	34,738	1,027	35,765
Other lease revenue, net (2)	7,038	(566)	6,472	(3,498)	(1,052)	(4,550)
Total lease revenue	2,184,035	48,654	2,232,689	2,085,015	49,385	2,134,400
Parking revenue	1,403	30,724	32,127	1,232	31,321	32,553
Other revenue	45,678	1,554	47,232	45,320	1,056	46,376
Total other rental income (3)	47,081	32,278	79,359	46,552	32,377	78,929
Rental income	$2,231,116	$80,932	$2,312,048	$2,131,567	$81,762	$2,213,329

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

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the quarters ended September 30, 2025 and 2024 (amounts in thousands):

	September 30, 2025			September 30, 2024
Income Type	Residential	Non-Residential	Total	Residential	Non-Residential	Total
Residential and non-residential rent	$697,378	$15,143	$712,521	$672,836	$14,948	$687,784
Utility recoveries (RUBS income) (1)	25,742	210	25,952	22,275	317	22,592
Parking rent	11,815	407	12,222	11,703	394	12,097
Other lease revenue, net (2)	3,773	78	3,851	(463)	(589)	(1,052)
Total lease revenue	738,708	15,838	754,546	706,351	15,070	721,421
Parking revenue	571	10,005	10,576	411	10,427	10,838
Other revenue	16,189	1,100	17,289	15,771	318	16,089
Total other rental income (3)	16,760	11,105	27,865	16,182	10,745	26,927
Rental income	$755,468	$26,943	$782,411	$722,533	$25,815	$748,348

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

The following table presents residential accounts receivable and straight-line receivable balances for the Company’s properties as of September 30, 2025 and December 31, 2024 (amounts in thousands):

Balance Sheet (Other assets):	September 30, 2025	December 31, 2024
Residential accounts receivable balances	$13,393	$15,152
Allowance for doubtful accounts	(7,664)	(9,904)
Net receivable balances	$5,729	$5,248

Straight-line receivable balances	$13,604	$10,234

The following table presents residential bad debt for the Company’s properties for the nine months and quarters ended September 30, 2025 and 2024 (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
Income Statement (Rental income):	2025	2024	2025	2024
Bad debt, net	$21,930	$25,045	$6,940	$7,906
% of residential rental income	1.0%	1.2%	0.9%	1.1%

8.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the nine months ended September 30, 2025 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the nine months ended September 30, 2025 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2024	Proceeds	Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of September 30, 2025
Fixed Rate Debt:
Secured – Conventional	$1,401,099	$—	$—	$—	$1,189	$762	$1,403,050
Floating Rate Debt:
Secured – Tax Exempt	229,591	—	(37,940)	(2,800)	930	104	189,885
Total	$1,630,690	$—	$(37,940)	$(2,800)	$2,119	$866	$1,592,935

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the nine months ended September 30, 2025:

September 30, 2025
Interest Rate Ranges (ending)	0.10% - 5.25%
Weighted Average Interest Rate	3.76%
Maturity Date Ranges	2029-2061

As of September 30, 2025, the Company had $199.9 million of secured tax-exempt bonds subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the nine months ended September 30, 2025 (amounts in thousands):

	Notes, net as of December 31, 2024	Proceeds		Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of September 30, 2025
Fixed Rate Debt:
Unsecured – Public	$5,947,376	$498,580	(2)	$(450,000)	$1,834	$(1,104)	$5,996,686

(1)
Represents amortization of deferred financing costs, net of debt financing costs.
(2)
Issued $500.0 million of seven-year 4.95% unsecured notes, receiving net proceeds before underwriting fees, hedge termination costs and other expenses.

The following table summarizes certain interest rate and maturity date information as of and for the nine months ended September 30, 2025:

September 30, 2025
Interest Rate Ranges (ending)	1.85% - 7.57%
Weighted Average Interest Rate	3.69%
Maturity Date Ranges	2026-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for the nine months ended September 30, 2025.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing on October 26, 2027. The Company has the ability to increase available borrowings by an additional $750.0 million by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.725%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating and other terms and conditions per the agreement. The Company did not borrow any amounts under its revolving credit facility during the nine months ended September 30, 2025.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.5 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The following table summarizes certain weighted average interest rate, maturity and amount outstanding information for the commercial paper program as of and for the nine months ended September 30, 2025:

September 30, 2025
Weighted Average Interest Rate (1)	4.59%
Weighted Average Maturity (in days)	4
Weighted Average Amount Outstanding	$513.6 million

(1)
The notes bear interest at various floating rates.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.5 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of September 30, 2025 (amounts in thousands):

September 30, 2025
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(846,500)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,448)
Unsecured revolving credit facility availability	$1,650,052

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

The fair values of the Company’s financial instruments (other than the items listed above and the investments disclosed below) approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at September 30, 2025 and December 31, 2024, respectively (amounts in thousands):

	September 30, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,592,935	$1,527,050	$1,630,690	$1,506,955
Unsecured debt, net	6,842,852	6,581,559	6,491,055	6,036,591
Total debt, net	$8,435,787	$8,108,609	$8,121,745	$7,543,546

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at September 30, 2025 and December 31, 2024, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	9/30/2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$104,812	$104,812	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$104,812	$104,812	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$181,625	$—	$181,625	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$109,935	$109,935	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$109,935	$109,935	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$338,563	$—	$338,563	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the nine months ended September 30, 2025 and 2024, respectively (amounts in thousands):

September 30, 2025 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(3,550)	Interest expense	$(1,229)
Total	$(3,550)		$(1,229)

September 30, 2024 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(3,989)	Interest expense	$(1,819)
Total	$(3,989)		$(1,819)

As of September 30, 2025 and December 31, 2024, there were approximately $1.9 million and $4.2 million in deferred gains, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and/or unsettled derivative instruments, of which an estimated $1.1 million may be recognized as additional interest expense during the twelve months ending September 30, 2026.

During the nine months ended September 30, 2025, the Company paid approximately $3.5 million to settle five forward starting swaps in conjunction with the issuance of $500.0 million of seven-year unsecured public notes. The entire $3.5 million was initially deferred as a component of accumulated other comprehensive income (loss) and $2.3 million will be recognized as an increase to interest expense over the seven-year term of the notes. The remaining $1.2 million covering the final three years of the ten-year term of the swaps will be amortized in conjunction with a future note refinance.

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

The following table summarizes the Company’s real estate technology investment securities included in other assets as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
Real Estate Technology Investments	$47,159	$22,159

During the nine months ended September 30, 2025, the Company sold a portion of one of these investment securities for proceeds of approximately $0.4 million, which approximated the Company's basis in the investment security. During the nine months ended September 30, 2025, the Company adjusted certain of these investment securities to observable market prices and recorded an unrealized gain of approximately $25.4 million, which is included in interest and other income in the consolidated statements of operations.

10.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2025	2024	2025	2024
Numerator for net income per share – basic:
Net income	$760,451	$637,104	$296,868	$148,517
Allocation to Noncontrolling Interests – Operating Partnership	(19,044)	(17,290)	(6,716)	(4,012)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,408)	(3,098)	(1,101)	(1,059)
Preferred distributions	(1,067)	(1,258)	(356)	(356)
Premium on redemption of Preferred Shares	—	(1,444)	—	—
Numerator for net income per share – basic	$736,932	$614,014	$288,695	$143,090
Numerator for net income per share – diluted:
Net income	$760,451	$637,104	$296,868	$148,517
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,408)	(3,098)	(1,101)	(1,059)
Preferred distributions	(1,067)	(1,258)	(356)	(356)
Premium on redemption of Preferred Shares	—	(1,444)	—	—
Numerator for net income per share – diluted	$755,976	$631,304	$295,411	$147,102
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	379,775	378,718	380,593	378,756
Effect of dilutive securities:
OP Units	9,892	10,661	8,853	10,623
Long-term compensation shares/units	1,460	1,309	1,520	1,647
Denominator for net income per share – diluted	391,127	390,688	390,966	391,026
Net income per share – basic	$1.94	$1.62	$0.76	$0.38
Net income per share – diluted	$1.93	$1.62	$0.76	$0.38

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2025	2024	2025	2024
Numerator for net income per Unit – basic and diluted:
Net income	$760,451	$637,104	$296,868	$148,517
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,408)	(3,098)	(1,101)	(1,059)
Allocation to Preference Units	(1,067)	(1,258)	(356)	(356)
Allocation to premium on redemption of Preference Units	—	(1,444)	—	—
Numerator for net income per Unit – basic and diluted	$755,976	$631,304	$295,411	$147,102
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	389,667	389,379	389,446	389,379
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,460	1,309	1,520	1,647
Denominator for net income per Unit – diluted	391,127	390,688	390,966	391,026
Net income per Unit – basic	$1.94	$1.62	$0.76	$0.38
Net income per Unit – diluted	$1.93	$1.62	$0.76	$0.38

11.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of September 30, 2025, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at September 30, 2025 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	1	440	$43,077
Unconsolidated	2	639	116,495
Total Projects Under Development	3	1,079	$159,572

(1)
The Company’s share of the $159.6 million in total project costs remaining approximates $43.1 million, with the balance funded by the applicable construction loans (approximately $116.5 million).

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

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. As of September 30, 2025, the Company has invested in eleven separate such investments totaling $48.0 million with aggregate remaining commitments of approximately $20.0 million.

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

The Company is involved in various pending and threatened legal proceedings which arise in the ordinary course of business. The Company evaluates these litigation matters on an ongoing basis, but in no event less than quarterly, in assessing the adequacy of its accruals and disclosures. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, the Company records new accruals and/or adjusts existing accruals that represent its best estimate of the loss incurred based on the facts and circumstances known at that time. As of September 30, 2025 and December 31, 2024, the Company’s litigation accruals approximated $67.1 million and $42.4 million, respectively, and are included in other liabilities in the consolidated balance sheets. Actual losses may differ materially from the amounts noted above and the ultimate outcome of these legal proceedings is generally not yet determinable. As of September 30, 2025 and December 31, 2024, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate and inclusive of the matters accrued for as noted above and the matters discussed below, may reasonably be expected to have a material adverse effect on the Company and its financial condition.

The Company has been named as a defendant in a number of cases filed in late 2022 and 2023 alleging antitrust violations by RealPage, Inc., a seller of revenue management software products, and various owners and/or operators of multifamily housing, including us, that have utilized these products. The complaints allege collusion among the defendants to illegally fix and inflate the pricing of multifamily rents and seek monetary damages, injunctive relief, fees and costs. All of the cases except for one have been consolidated into a single putative class action in the United States District Court for the Middle District of Tennessee. On December 28, 2023, motions to dismiss this consolidated action, filed by RealPage, Inc. as well as us and our multifamily co-defendants, were denied by the Court and the case is proceeding. Another case with similar allegations has been filed by the District of Columbia against RealPage, Inc. and a number of multifamily owners and/or operators, including us, and no assurance can be given that similar additional cases will not be filed in the future. We continue to believe these various lawsuits are without merit and we intend to vigorously defend against them. These proceedings continue to be in relatively early stages, the resolution of which cannot be predicted with certainty.

The Company is named as a defendant in a class action in the United States District Court for the Northern District of California filed in 2016 which alleges that the amount of late fees charged by the Company were improperly determined under California law. The plaintiffs are seeking monetary damages and other relief. On April 8, 2024, the Court issued certain findings of facts and conclusions of law that are adverse to the Company’s legal position. At this time, the Company is continuing to defend the action and the resolution of this matter cannot be predicted with certainty.

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

The Company has non-residential activities included in each of its reportable segments, which account for less than 4.0% of total revenues for the nine months ended September 30, 2025 and 2024, respectively, and serve as an amenity for our residential residents. All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the nine months and quarters ended September 30, 2025 and 2024, respectively.

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

The following table presents a reconciliation of net income per the consolidated statements of operations to NOI for the nine months and quarters ended September 30, 2025 and 2024, respectively (amounts in thousands):

	Nine Months Ended September 30,		Quarter Ended September 30,
	2025	2024	2025	2024
Net income	$760,451	$637,104	$296,868	$148,517
Adjustments:
Property management	100,691	100,381	30,089	31,412
General and administrative	51,450	48,902	14,664	14,551
Depreciation	752,292	688,041	254,657	237,948
Net (gain) loss on sales of real estate properties	(355,117)	(227,829)	(142,685)	165
Interest and other income	(49,040)	(26,501)	(45,219)	(15,844)
Other expenses	39,903	59,094	30,942	13,971
Interest:
Expense incurred, net	227,572	205,762	80,141	72,722
Amortization of deferred financing costs	6,369	5,784	2,122	1,948
Income and other tax expense (benefit)	1,224	925	395	290
(Income) loss from investments in unconsolidated entities	15,388	4,865	3,981	1,493
Net (gain) loss on sales of land parcels	80	—	2	—
Total NOI	$1,551,263	$1,496,528	$525,957	$507,173

The following tables present NOI from our rental real estate for the nine months and quarters ended September 30, 2025 and 2024, respectively (amounts in thousands):

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$364,899	$115,456	$249,443	$359,596	$111,101	$248,495
Orange County	96,026	21,707	74,319	93,760	21,111	72,649
San Diego	63,874	14,055	49,819	62,172	13,121	49,051
Subtotal - Southern California	524,799	151,218	373,581	515,528	145,333	370,195

San Francisco	337,075	101,315	235,760	322,643	97,285	225,358
New York	384,057	156,931	227,126	369,642	151,404	218,238
Washington, D.C.	332,425	107,042	225,383	319,579	101,973	217,606
Boston	240,793	72,807	167,986	238,308	68,678	169,630
Seattle	209,873	59,936	149,937	204,493	58,647	145,846
Denver	57,246	17,702	39,544	59,339	17,952	41,387
Other Expansion Markets	58,787	24,761	34,026	60,906	24,459	36,447
Total same store	2,145,055	691,712	1,453,343	2,090,438	665,731	1,424,707

Non-same store	149,440	54,171	95,269	43,763	18,623	25,140
Total reportable segments	2,294,495	745,883	1,548,612	2,134,201	684,354	1,449,847

Other (2)	17,553	14,902	2,651	79,128	32,447	46,681

Totals	$2,312,048	$760,785	$1,551,263	$2,213,329	$716,801	$1,496,528

(1)
For the nine months ended September 30, 2025 and 2024, same store represented 74,595 apartment units.
(2)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended September 30, 2025			Quarter Ended September 30, 2024
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$122,414	$38,867	$83,547	$120,210	$37,415	$82,795
Orange County	32,216	7,486	24,730	31,487	7,306	24,181
San Diego	21,482	4,748	16,734	20,802	4,518	16,284
Subtotal - Southern California	176,112	51,101	125,011	172,499	49,239	123,260

San Francisco	116,271	34,509	81,762	109,811	33,550	76,261
New York	129,940	52,099	77,841	123,506	49,949	73,557
Washington, D.C.	113,992	37,791	76,201	110,288	36,122	74,166
Boston	80,416	24,599	55,817	79,872	22,732	57,140
Seattle	70,742	20,279	50,463	68,519	19,784	48,735
Denver	18,878	5,893	12,985	19,649	6,117	13,532
Other Expansion Markets	21,204	8,301	12,903	21,991	9,001	12,990
Total same store	727,555	234,572	492,983	706,135	226,494	479,641

Non-same store	51,872	18,962	32,910	17,287	6,160	11,127
Total reportable segments	779,427	253,534	525,893	723,422	232,654	490,768

Other (2)	2,984	2,920	64	24,926	8,521	16,405

Totals	$782,411	$256,454	$525,957	$748,348	$241,175	$507,173

(1)
For the quarters ended September 30, 2025 and 2024, same store represented 75,473 apartment units.
(2)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

The following tables present reconciliations of operating expenses for each reportable segment for the nine months and quarters ended September 30, 2025 and 2024, respectively (amounts in thousands):

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Same Store (1)	Non-Same Store	Total	Same Store (1)	Non-Same Store	Total
Operating expenses:
Real estate taxes	$279,841	$19,028	$298,869	$273,035	$7,091	$280,126
On-site payroll	126,836	10,660	137,496	125,189	3,256	128,445
Utilities	111,015	8,353	119,368	102,389	2,756	105,145
Repairs and maintenance	95,097	9,443	104,540	90,064	2,237	92,301
Other (2)	78,923	6,687	85,610	75,054	3,283	78,337
Total	$691,712	$54,171	$745,883	$665,731	$18,623	$684,354

(1)
For the nine months ended September 30, 2025 and 2024, same store represented 74,595 apartment units.
(2)
Other operating expenses for each reportable segment includes insurance, leasing and advertising and other on-site operating expenses.

	Quarter Ended September 30, 2025			Quarter Ended September 30, 2024
	Same Store (1)	Non-Same Store	Total	Same Store (1)	Non-Same Store	Total
Operating expenses:
Real estate taxes	$93,747	$6,665	$100,412	$91,782	$2,597	$94,379
On-site payroll	42,078	3,774	45,852	42,854	1,088	43,942
Utilities	38,692	2,896	41,588	35,918	926	36,844
Repairs and maintenance	34,220	3,579	37,799	31,230	787	32,017
Other (2)	25,835	2,048	27,883	24,710	762	25,472
Total	$234,572	$18,962	$253,534	$226,494	$6,160	$232,654

(1)
For the quarters ended September 30, 2025 and 2024, same store represented 75,473 apartment units.
(2)
Other operating expenses for each reportable segment includes insurance, leasing and advertising and other on-site operating expenses.

The following table presents a reconciliation of total assets and capital expenditures as of and for the nine months ended September 30, 2025 (amounts in thousands):

	September 30, 2025
	Same Store (1)	Non-Same Store	Other (2)	Total
Total assets	$17,159,953	$2,984,407	$920,703	$21,065,063
Capital expenditures	$209,488	$32,149	$1,932	$243,569

(1)
For the nine months ended September 30, 2025, same store represented 74,595 apartment units.
(2)
Other includes development, other corporate operations and capital expenditures for properties sold.
13.
Subsequent Events

Subsequent to September 30, 2025, the Company:

•
Repurchased and subsequently retired approximately $4.8 million (75,000 shares at a weighted average price per share of $64.33) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR; and
•
Disposed of the following to unaffiliated parties (sales price in thousands):

	Properties	Apartment Units	Sales Price
Rental Properties – Consolidated	1	208	$76,000

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

Overview

Equity Residential (“EQR”) is committed to creating communities where people thrive. The Company, a member of the S&P 500, owns and manages rental properties in dynamic metro areas across the U.S. ERP Operating Limited Partnership (“ERPOP”) is focused on conducting the multifamily property business of EQR. EQR is a Maryland real estate investment trust (“REIT”) formed in March 1993 and ERPOP is an Illinois limited partnership formed in May 1993. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP.

EQR is the general partner of, and as of September 30, 2025 owned an approximate 97.5% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Results of Operations

2025 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the nine months ended September 30, 2025:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2024	311	84,249
Acquisitions:
Consolidated Rental Properties	9	2,439	$636,843	5.1%

			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(5)	(1,330)	$(594,450)	(5.1%)
Consolidated Land Parcels	—	—	$(4,300)

Completed Developments – Consolidated	2	495
Completed Developments – Unconsolidated	1	450
Configuration Changes	—	17
9/30/2025	318	86,320

Acquisitions

•
The consolidated properties acquired are located in the Atlanta (8) and Dallas/Ft. Worth markets.

Dispositions

•
The consolidated properties disposed of were located in the Boston, San Diego, Seattle (2) and Washington, D.C. markets; and
•
The consolidated land parcel disposed of was located in the New York market.

Developments

•
Consolidated:
•
Completed construction on two consolidated apartment properties, located in the San Francisco and Denver markets, consisting of an aggregate of 495 apartment units totaling approximately $237.8 million of development costs;
•
Acquired its joint venture partner's 10% interest in a previously unconsolidated 270-unit apartment property in the Denver market for approximately $3.6 million in cash and also contributed $50.5 million for the joint venture to repay the third-party construction loan encumbering the property. The property (one of the two consolidated projects noted above) is now wholly owned; and
•
Spent approximately $82.0 million, primarily for consolidated development projects.

•
Unconsolidated:
•
Completed construction and stabilized one unconsolidated apartment property, located in the New York market, consisting of 450 apartment units totaling approximately $201.2 million of development costs;
•
Stabilized two unconsolidated apartment properties, located in the Dallas market, consisting of an aggregate of 719 apartment units totaling approximately $177.9 million of development costs; and
•
Spent approximately $57.5 million, primarily for unconsolidated development projects.

See Notes 4 and 5 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments and investments in partially owned entities.

Comparison of the nine months and quarter ended September 30, 2025 to the nine months and quarter ended September 30, 2024

The following table presents a reconciliation of diluted earnings per share/unit for the nine months and quarter ended September 30, 2025 as compared to the same periods in 2024:

	Nine Months Ended September 30	Quarter Ended September 30
Diluted earnings per share/unit for period ended 2024	$1.62	$0.38
Property NOI	0.13	0.05
Interest expense	(0.05)	(0.02)
Corporate overhead (1)	(0.01)	—
Net gain/loss on property sales	0.32	0.37
Depreciation expense	(0.19)	(0.05)
Other	0.11	0.03
Diluted earnings per share/unit for period ended 2025	$1.93	$0.76

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

The following tables present reconciliations of net income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results (amounts in thousands):

	Nine Months Ended September 30,				Quarter Ended September 30,
	2025	2024	$ Change	% Change	2025	2024	$ Change	% Change
Net income	$760,451	$637,104	$123,347	19.4%	$296,868	$148,517	$148,351	99.9%
Adjustments:
Property management	100,691	100,381	310	0.3%	30,089	31,412	(1,323)	(4.2)%
General and administrative	51,450	48,902	2,548	5.2%	14,664	14,551	113	0.8%
Depreciation	752,292	688,041	64,251	9.3%	254,657	237,948	16,709	7.0%
Net (gain) loss on sales of real estate properties	(355,117)	(227,829)	(127,288)	55.9%	(142,685)	165	(142,850)	(86,575.8)%
Interest and other income	(49,040)	(26,501)	(22,539)	85.0%	(45,219)	(15,844)	(29,375)	185.4%
Other expenses	39,903	59,094	(19,191)	(32.5)%	30,942	13,971	16,971	121.5%
Interest:
Expense incurred, net	227,572	205,762	21,810	10.6%	80,141	72,722	7,419	10.2%
Amortization of deferred financing costs	6,369	5,784	585	10.1%	2,122	1,948	174	8.9%
Income and other tax expense (benefit)	1,224	925	299	32.3%	395	290	105	36.2%
(Income) loss from investments in unconsolidated entities	15,388	4,865	10,523	216.3%	3,981	1,493	2,488	166.6%
Net (gain) loss on sales of land parcels	80	—	80	100.0%	2	—	2	100.0%
Total NOI	$1,551,263	$1,496,528	$54,735	3.7%	$525,957	$507,173	$18,784	3.7%
Rental income:
Same store	$2,145,055	$2,090,438	$54,617	2.6%	$727,555	$706,135	$21,420	3.0%
Non-same store/other	166,993	122,891	44,102	35.9%	54,856	42,213	12,643	30.0%
Total rental income	2,312,048	2,213,329	98,719	4.5%	782,411	748,348	34,063	4.6%
Operating expenses:
Same store	691,712	665,731	25,981	3.9%	234,572	226,494	8,078	3.6%
Non-same store/other	69,073	51,070	18,003	35.3%	21,882	14,681	7,201	49.0%
Total operating expenses	760,785	716,801	43,984	6.1%	256,454	241,175	15,279	6.3%
NOI:
Same store	1,453,343	1,424,707	28,636	2.0%	492,983	479,641	13,342	2.8%
Non-same store/other	97,920	71,821	26,099	36.3%	32,974	27,532	5,442	19.8%
Total NOI	$1,551,263	$1,496,528	$54,735	3.7%	$525,957	$507,173	$18,784	3.7%

See Note 12 in the Notes to Consolidated Financial Statements for our disclosure of reportable segments.

The comparison discussions provided below detail the changes in results for the nine months ended September 30, 2025 as compared to the prior year period.

•
The increase in same store rental income is primarily driven by good demand and modest supply across most of our markets.
•
The increase in same store operating expenses is due primarily to:
•
Real estate taxes – A $6.8 million increase due to escalation in rates and assessed values including an approximately one percentage point contribution to growth from 421-a tax abatement burnoffs in New York City. Once the burnoffs are completed, previously rent-restricted apartment units will transition to market;
•
Utilities – An $8.6 million increase primarily driven by higher commodity prices, higher sewer and trash rates and higher water usage in Southern California, along with a challenging comparable period; and
•
Repairs and maintenance - A $5.0 million increase primarily driven by costs associated with the implementation of various resident technology initiatives (including bulk Wi-Fi programs).
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

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. The increase during the nine months ended September 30, 2025 as compared to the prior year period is primarily attributable to increases in training and marketing expenses and information technology expenses, partially offset by decreases in workforce/contractors costs. Property management expenses decreased during the quarter ended September 30, 2025 as compared to the prior year period, primarily due to decreases in payroll-related costs, legal and professional fees and workforce/contractor costs, partially offset by increases in information technology expenses.

General and administrative expenses, which include corporate operating expenses, increased during the nine months and quarter ended September 30, 2025 as compared to the prior year periods, primarily due to increases in payroll-related costs, workforce/contractor costs and other public company costs.

Depreciation expense increased during the nine months and quarter ended September 30, 2025 as compared to the prior year periods, primarily as a result of additional depreciation expense on properties acquired in 2024 and 2025 and development properties placed in service during 2024 and 2025, partially offset by lower depreciation from properties sold in 2024 and 2025.

Net gain on sales of real estate properties increased during the nine months and quarter ended September 30, 2025 as compared to the prior year periods, primarily as a result of the mix of properties sold in 2025 vs. 2024.

Interest and other income increased during the nine months and quarter ended September 30, 2025 as compared to the prior year periods, primarily due to a net increase in realized/unrealized gains on various investment securities, interest income on mortgages receivable and an employment tax refund received in 2025 but not in 2024, partially offset by lower insurance/litigation settlement proceeds received during 2025 as compared to 2024.

Other expenses decreased during the nine months ended September 30, 2025 as compared to the prior year period, primarily due to decreases in litigation accruals and advocacy contributions, partially offset by increases in the write-off of development pursuit costs and overhead. Other expenses increased during the quarter ended September 30, 2025 as compared to the prior year period, primarily due to increases in litigation accruals and the write-off of development pursuit costs and overhead, partially offset by decreases in advocacy contributions.

Interest expense, including amortization of deferred financing costs, increased during the nine months and quarter ended September 30, 2025 as compared to the prior year periods, primarily due to higher overall debt balances outstanding and higher overall rates. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the nine months ended September 30, 2025 was 3.94% as compared to 3.90% for the prior year period, and for the quarter ended September 30, 2025 was 3.96% as compared to 3.92% for the prior year period. The Company capitalized interest of approximately $9.6 million and $10.7 million during the nine months ended September 30, 2025 and 2024, respectively, and $2.9 million and $3.8 million during the quarters ended September 30, 2025 and 2024, respectively.

Loss from investments in unconsolidated entities increased during the nine months and quarter ended September 30, 2025 as compared to the prior year periods, primarily as a result of losses incurred on our unconsolidated development properties which recently started lease-up activities as well as those that recently stabilized and on our real estate technology and other real estate fund investments.

Same Store Results

Properties that the Company owned and were stabilized for all of both of the nine months ended September 30, 2025 and 2024, which represented 74,595 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% Physical Occupancy for three consecutive months.

The following table provides results and statistics related to our Residential same store operations for the nine months ended September 30, 2025 and 2024:

September YTD 2025 vs. September YTD 2024

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	Sept. YTD 25 % of Actual NOI	Sept. YTD 25 Average Rental Rate	Sept. YTD 25 Weighted Average Physical Occupancy %	Sept. YTD 25 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	14,136	17.7%	$2,969	95.8%	31.8%	1.3%	0.2%	(1.9%)
Orange County	3,718	5.3%	2,979	96.3%	28.8%	2.1%	0.3%	(0.1%)
San Diego	2,209	3.5%	3,310	96.4%	31.9%	2.1%	0.4%	(0.6%)
Subtotal – Southern California	20,063	26.5%	3,009	95.9%	31.3%	1.5%	0.2%	(1.4%)

San Francisco	11,111	16.6%	3,425	96.9%	30.3%	3.4%	0.7%	(3.5%)
Washington, D.C.	13,241	15.8%	2,830	96.8%	32.2%	4.1%	(0.1%)	(0.5%)
New York	8,536	15.0%	4,781	97.7%	27.9%	3.4%	0.4%	0.8%
Boston	6,874	11.1%	3,703	96.3%	33.4%	2.4%	0.1%	(0.2%)
Seattle	8,458	9.9%	2,676	96.3%	33.3%	3.0%	0.2%	(2.7%)
Denver	2,792	2.8%	2,340	95.5%	42.6%	(2.9%)	(0.8%)	0.3%
Other Expansion Markets	3,520	2.3%	1,883	95.1%	39.6%	(3.6%)	(0.1%)	(5.7%)

Total	74,595	100.0%	$3,194	96.5%	32.1%	2.6%	0.3%	(1.5%)

Note: The above table reflects Residential same store results only. Residential operations account for more than 96.0% of total revenues for the nine months ended September 30, 2025.

During the nine months ended September 30, 2025, the Company's operating business performed well, driven by sustained demand across most of our markets and supported by high resident retention, continued low levels of unemployment and solid wage growth among our target renter demographic. Competitive new supply was modest in most of our Established Markets, but remains elevated in our Expansion Markets in 2025, resulting in a more challenging pricing environment. On a positive note, portions of our portfolio in Atlanta, particularly our suburban assets, have shown continued stability, with indications of potential improvement in market conditions as supply is beginning to abate.

San Francisco and New York continue to be our best performing markets. Each of these markets has experienced healthy demand as evidenced by strong Physical Occupancy, healthy pricing, low Turnover and modest new supply. The Seattle market also continued to improve due to large employers’ return to office policies and continued investment from technology companies, particularly around artificial intelligence, though higher supply levels mean the recovery in Seattle is occurring at a slower pace than in San Francisco. We did begin to see weakness in traffic during the second half of September 2025, particularly in Washington D.C., but also in other markets. Washington, D.C. experienced a market slowdown late in the third quarter of 2025, a result of several factors including uncertainty from government cuts, national guard deployment and an impending government shutdown. Los Angeles continues to face ongoing challenges as growth from the entertainment industry remains muted, limiting pricing power, despite an improving quality of life.

Overall, the fundamentals of our business are healthy and remain resilient despite recent macroeconomic uncertainty. Long-term, we expect continued positive secular tailwinds for our business due to elevated single family home ownership costs, positive household formation trends, historically low competitive new supply in our Established Markets and moderating competitive new supply in our Expansion Markets. With an overall deficit in housing across the country, we believe our business is well positioned for the future. We also see our resident base as being more resilient to economic uncertainty, including elevated inflation, due to higher levels of disposable income and lower relative rent-to-income ratios.

Liquidity and Capital Resources

With approximately $1.7 billion in readily available liquidity, a strong balance sheet, well-staggered debt maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and take advantage of opportunities. See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2025 and 2024 (amounts in thousands):

	September 30,
	2025	2024
Cash flows provided by (used for):
Operating activities	$1,261,731	$1,219,382
Investing activities	$(623,098)	$(1,363,616)
Financing activities	$(599,297)	$130,798

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the nine months ended September 30, 2025.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the nine months ended September 30, 2025 as compared to the prior year period increased by approximately $42.3 million primarily as a result of the NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures. For the nine months ended September 30, 2025, key drivers were:

•
Acquired nine consolidated rental properties for approximately $637.9 million;
•
Disposed of five consolidated rental properties and one consolidated land parcel, receiving net proceeds of approximately $589.1 million;
•
Invested $82.0 million primarily in consolidated development projects;
•
Invested $243.6 million in capital expenditures to real estate;
•
Invested $83.6 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives and the repayment of certain preferred interests in one joint venture;
•
Acquired its joint venture partner's 10% interest in a previously unconsolidated apartment property for approximately $3.6 million in cash and also contributed $50.5 million for the joint venture to repay the third-party construction loan encumbering the property; and
•
Advanced $102.3 million as replacement loans to two of its unconsolidated development joint ventures following the Company’s repayment of outstanding principal balances on the third-party construction mortgages for these joint ventures. See Note 5 in the Notes to Consolidated Financial Statements for further discussion.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders/unitholders and other Common Share activity. For the nine months ended September 30, 2025, key drivers were:

•
Repaid $40.7 million on mortgage loans (inclusive of scheduled principal repayments);
•
Repaid $450.0 million of 3.375% unsecured notes;
•
Received net proceeds of $302.5 million from our unsecured commercial paper note program;
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $811.6 million;
•
Issued $500.0 million of seven-year 4.95% unsecured notes, receiving net proceeds of approximately $498.6 million before underwriting fees, hedge termination costs and other expenses; and
•
Repurchased and retired 1,466,818 Common Shares, at a weighted average purchase price of $64.26 per share, for an aggregate purchased amount of approximately $94.3 million. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of September 30, 2025 and December 31, 2024 (amounts in thousands):

	September 30, 2025	December 31, 2024
Cash and cash equivalents	$93,092	$62,302
Restricted deposits	$106,410	$97,864
Unsecured revolving credit facility availability	$1,650,052	$1,952,067

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

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.5 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of October 24, 2025 (amounts in thousands):

October 24, 2025
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(821,500)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,448)
Unsecured revolving credit facility availability	$1,675,052

Dividend Policy

The Company declared a dividend/distribution for the first, second and third quarters of 2025 of $0.6925 per share/unit in each quarter, an annualized increase of 2.6% over the amount paid in 2024. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in October 2025 amounted to $269.9 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended September 30, 2025.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $30.6 billion in investment in real estate on the Company’s balance sheet at September 30, 2025, $27.6 billion or 90.2% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise. For additional details, see Item 1A, Risk Factors, of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of September 30, 2025 is as follows:

Debt Summary as of September 30, 2025

($ in thousands)

	Debt Balances	% of Total
Secured	$1,592,935	18.9%
Unsecured	6,842,852	81.1%
Total	$8,435,787	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,403,050	16.6%
Unsecured – Public	5,996,686	71.1%
Fixed Rate Debt	7,399,736	87.7%
Floating Rate Debt:
Secured – Tax Exempt	189,885	2.3%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	846,166	10.0%
Floating Rate Debt	1,036,051	12.3%
Total	$8,435,787	100.0%

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the nine months and quarters ended September 30, 2025 and 2024:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Nine Months Ended September 30,		Quarter Ended September 30,
	2025	2024	2025	2024
Net income	$760,451	$637,104	$296,868	$148,517
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(3,408)	(3,098)	(1,101)	(1,059)
Preferred/preference distributions	(1,067)	(1,258)	(356)	(356)
Premium on redemption of Preferred Shares/Preference Units	—	(1,444)	—	—
Net income available to Common Shares and Units / Units	755,976	631,304	295,411	147,102
Adjustments:
Depreciation	752,292	688,041	254,657	237,948
Depreciation – Non-real estate additions	(2,697)	(2,839)	(863)	(942)
Depreciation – Partially Owned Properties	(1,467)	(1,645)	(504)	(556)
Depreciation – Unconsolidated Properties	12,918	3,881	4,183	2,429
Net (gain) loss on sales of unconsolidated entities - operating assets	(138)	(710)	—	(710)
Net (gain) loss on sales of real estate properties	(355,117)	(227,829)	(142,685)	165
FFO available to Common Shares and Units / Units (1) (3) (4)	1,161,767	1,090,203	410,199	385,436
Adjustments:
Write-off of pursuit costs	6,122	1,905	4,074	536
Debt extinguishment and preferred share/preference unit redemption (gains) losses	97	1,444	—	—
Non-operating asset (gains) losses	(23,717)	(17,452)	(24,341)	(14,236)
Other miscellaneous items	14,189	53,432	9,218	12,758
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,158,458	$1,129,532	$399,150	$384,494

FFO (1) (3)	$1,162,834	$1,092,905	$410,555	$385,792
Preferred/preference distributions	(1,067)	(1,258)	(356)	(356)
Premium on redemption of Preferred Shares/Preference Units	—	(1,444)	—	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$1,161,767	$1,090,203	$410,199	$385,436

Normalized FFO (2) (3)	$1,159,525	$1,130,790	$399,506	$384,850
Preferred/preference distributions	(1,067)	(1,258)	(356)	(356)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,158,458	$1,129,532	$399,150	$384,494

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

Item 4. Controls and Procedures

Equity Residential

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of September 30, 2025, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to the legal proceedings discussed in Part I, Item 3 of the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2024. As of September 30, 2025, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company and its financial condition. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Common Shares Issued in the Quarter Ended September 30, 2025 (Equity Residential)

During the quarter ended September 30, 2025, EQR issued 1,986,900 Common Shares in exchange for 1,986,900 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Common Shares Repurchased in the Quarter Ended September 30, 2025

The Company repurchased and retired the following Common Shares during the quarter ended September 30, 2025:

Period	Total Number of Common Shares Purchased (1)	Weighted Average Price Paid Per Share (1), (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1), (3)
July 1, 2025 - July 31, 2025	—	$—	—	13,000,000
August 1, 2025 - August 31, 2025	743,279	$64.00	743,279	12,256,721
September 1, 2025 - September 30, 2025	723,539	$64.53	723,539	11,533,182
Total	1,466,818	$64.26	1,466,818

(1)
The Common Shares repurchased during the quarter ended September 30, 2025 represent Common Shares repurchased under the Company’s publicly announced share repurchase program approved by its Board of Trustees. The Company's share repurchase program was publicly announced on July 30, 2013 and the increase to its 13.0 million shares capacity was publicly announced on August 4, 2016. The program does not have an expiration date and may be suspended or discontinued at any time and does not obligate the Company to make any repurchases of its Common Shares. Following the Company's share repurchase activity in 2024, its Board of Trustees approved replenishing the Company's share repurchase program authorization back to its original 13.0 million shares in March 2025.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended September 30, 2025, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit	Description	Location
31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Bret D. McLeod, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Bret D. McLeod, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

32.2	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bret D. McLeod, Chief Financial Officer of the Company.	Attached herein.

32.3

ERP Operating Limited Partnership – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.

Attached herein.

32.4

ERP Operating Limited Partnership – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bret D. McLeod, Chief Financial Officer of Registrant’s General Partner.

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

EQUITY RESIDENTIAL

Date:	October 30, 2025	By:	/s/ Bret D. McLeod
Bret D. McLeod
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2025	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	October 30, 2025	By:	/s/ Bret D. McLeod
Bret D. McLeod
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2025	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)