Form 10-K
period 2025-12-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2026-02-13
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The aggregate market value of Common Shares held by non-affiliates of the Registrant was approximately $25.6 billion based upon the closing price on June 30, 2025 of $67.49 using beneficial ownership of shares rules adopted pursuant to Section 13 of the Securities Exchange Act of 1934 to exclude voting shares owned by Trustees and Executive Officers, some of whom may not be held to be affiliates upon judicial determination.

The number of Common Shares of Beneficial Interest, $0.01 par value, outstanding on February 6, 2026 was 377,547,108.

Auditor Firm Id:	42	Auditor Name:	Ernst and Young LLP	Auditor Location:	Chicago, Illinois, USA

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates by reference certain information that will be contained in Equity Residential’s Proxy Statement relating to its 2026 Annual Meeting of Shareholders, which Equity Residential intends to file no later than 120 days after the end of its fiscal year ended December 31, 2025, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 97.6% owner of ERP Operating Limited Partnership.

EXPLANATORY NOTE

This report combines the annual reports on Form 10-K for the year ended December 31, 2025 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of December 31, 2025 owned an approximate 97.6% ownership interest in, ERPOP. The remaining 2.4% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

		PAGE
PART I.

Item 1.	Business	7

Item 1A.	Risk Factors	13

Item 1B.	Unresolved Staff Comments	24

Item 1C.	Cybersecurity	24

Item 2.	Properties	25

Item 3.	Legal Proceedings	27

Item 4.	Mine Safety Disclosures	28

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29

Item 6.	Reserved	29

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	45

Item 8.	Financial Statements and Supplementary Data	46

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	46

Item 9A.	Controls and Procedures	46

Item 9B.	Other Information	47

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections	47

PART III.

Item 10.	Trustees, Executive Officers and Corporate Governance	48

Item 11.	Executive Compensation	48

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	48

Item 13.	Certain Relationships and Related Transactions, and Trustee Independence	48

Item 14.	Principal Accountant Fees and Services	48

PART IV.

Item 15.	Exhibits and Financial Statement Schedules	49

Item 16.	Form 10-K Summary	49

EX-21

EX-23.1

EX-23.2

EX-31.1

EX-31.2

EX-31.3

EX 31.4

EX-32.1

EX-32.2

EX-32.3

EX-32.4

EX-101 INSTANCE DOCUMENT

EX-101 SCHEMA DOCUMENT

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

PAGE

FINANCIAL STATEMENTS FILED AS PART OF THIS REPORT

Report of Independent Registered Public Accounting Firm on the Financial Statements (Equity Residential)	F-1 to F-2

Report of Independent Registered Public Accounting Firm on the Financial Statements (ERP Operating Limited Partnership)	F-3 to F-4

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (Equity Residential)	F-5

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting (ERP Operating Limited Partnership)	F-6

Financial Statements of Equity Residential:

Consolidated Balance Sheets as of December 31, 2025 and 2024	F-7

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	F-8 to F-9

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	F-10 to F-13

Consolidated Statements of Changes in Equity for the years ended December 31, 2025, 2024 and 2023	F-14 to F-15

Financial Statements of ERP Operating Limited Partnership:

Consolidated Balance Sheets as of December 31, 2025 and 2024	F-16

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2025, 2024 and 2023	F-17 to F-18

Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023	F-19 to F-22

Consolidated Statements of Changes in Capital for the years ended December 31, 2025, 2024 and 2023	F-23 to F-24

Notes to Consolidated Financial Statements of Equity Residential and ERP Operating Limited Partnership	F-25 to F-56

SCHEDULE FILED AS PART OF THIS REPORT

Schedule III – Real Estate and Accumulated Depreciation of Equity Residential and ERP Operating Limited Partnership	S-1 to S-12

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

EQR is the general partner of, and as of December 31, 2025 owned an approximate 97.6% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Business Objectives and Operating and Investing Strategies

Overview

The Company is one of the largest U.S. publicly-traded owners and operators of high quality rental apartment properties, with a primary concentration in the major coastal markets of Boston, New York, Washington, D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle, diversified by a targeted presence in Denver, Atlanta, Dallas/Ft. Worth and Austin. Through our ownership in these markets, we seek to optimize our portfolio by balancing risk and maximizing returns. We believe that this portfolio will allow us to produce more consistent cash flows in a volatile world where local market conditions may cause operating fundamentals to rapidly fluctuate. We believe our markets are knowledge centers of the U.S. economy that draw employers and their talented affluent workers that drive economic growth in the United States. We believe that both the locations of our properties and the cost of renting versus home ownership in these markets are attractive to these affluent knowledge workers (who often choose to rent for lifestyle reasons and due to a lack of home affordability and availability) that we hope to convert into satisfied long-term residents.

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

Demand to live in our apartment communities remains healthy and we believe that the long-term prospects for our business remain strong. Our business benefits from elevated single family home ownership costs which makes renting more attractive, positive household formation trends, residents choosing a longer-term rental lifestyle for greater flexibility in living arrangements and the overall deficit in housing across the country, especially in the areas in which we are investing. Our well-located communities provide an exceptional experience for our residents in dynamic metro areas across the U.S. that we believe will continue to attract long-term renters who are highly educated, well employed and earn high incomes.

Equity Residential is committed to creating communities where people thrive. This is our corporate purpose and we carry it through our relationships with our customers, our employees, our shareholders and the communities in which we operate. It drives our dedication to sustainability, inclusion and the total wellbeing of our employees, as well as being a responsible corporate citizen in the communities in which we do business.

Investment Strategy

The Company’s long-term strategy is to invest in apartment properties located in strategically targeted markets with the goal of generating consistent, durable and superior risk-adjusted total returns by balancing current cash flow generation with long-term capital appreciation. We seek to meet this goal by investing in markets that are characterized by conditions favorable to multifamily property operations over the long-term. Our multi-pronged investment strategy featuring acquisitions, new stand-alone and expansion developments, densifying developments and accretive renovations of existing properties is focused on optimizing and balancing our portfolio in terms of the markets we operate in and between urban and suburban submarkets within those markets. The markets we focus on generally feature one or more of the following characteristics that allow us to drive performance:

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

We also focus on resiliency/environmental and regulatory issues when choosing which markets/submarkets in which to concentrate our investment efforts. We conduct climate resilience analyses and assess the regulatory climate to identify potential risks and opportunities as part of our due diligence process for new acquisitions, developments and capital improvements, as well as potential markets for portfolio expansion. Resiliency and regulatory issues also factor into our decisions to dispose of certain properties and/or exit certain submarkets. Our climate risk program combines reviewing climate data, analyzing current and future hazard exposure and conducting local reconnaissance in an effort to ensure that we are prepared to make informed investment decisions.

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

•
Generation Z is approximately 71 million people born between 1997 and 2012. This cohort is entering prime renter age and is expected to continue to be an important source of demand.
•
Millennials are individuals born between 1981 and 1996, totaling approximately 74 million people, and continue to be a significant portion of the renter population. They also tend to remain renters longer due to the high cost of single family home ownership, societal trends favoring delays in marriage and having children and caution around making large financial commitments during uncertain economic times.

•
Baby Boomers, a demographic of more than 67 million people born between 1946 and 1964, also may trend toward apartment rentals as they downsize and select retirement living in vibrant cities.

The Company continues to allocate capital in order to optimize performance by balancing current cash flow growth with long-term capital appreciation. We believe having a more balanced portfolio between urban and suburban and between our Established Markets and Expansion Markets, while remaining focused on serving a more financially resilient renter, will create the highest returns and lowest return volatility over time. The strength of our results in New York and San Francisco, two markets that did not perform well several years ago, as well as the current slower performance in our Expansion Markets due primarily to supply issues, are examples of the benefits of a diversified portfolio. Development also plays an important role in our capital allocation. Development activity is primarily focused on our strategic partnerships and joint ventures with third-party developers, as well as on our in-house redevelopment/densification of existing operating properties, located in both Established Markets and Expansion Markets. The Company remains committed to development as a driver of external growth but acknowledges its incremental risk, particularly in higher inflationary cost environments, when evaluating it as a method of expansion.

Competition

All of the Company’s properties are located in developed areas with multiple housing choices, including other multifamily properties. The number of competitive housing choices or multifamily properties in a particular area could have a material effect on the Company’s ability to lease apartment units at its properties and on the rents charged. We also face significant competition for the acquisition and development of apartment communities. The Company may be competing with other housing providers that have greater resources than the Company and whose managers have more experience than the Company’s managers. In addition, other forms of rental properties and single family housing provide housing alternatives to potential residents of multifamily properties. See Item 1A, Risk Factors, for additional information with respect to competition.

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

We deliver this performance through continuously evolving and improving technology and innovation that is increasingly prevalent in our industry. We have been and continue to be a leader in deploying and investing in property technology to serve our customers better and operate more efficiently. Having a history as a first mover in such important areas as online leasing, we are focused on technology that drives superior margins and improves customer experience. We use a standardized purchasing system to control our operating expenses and a business intelligence platform and other data analytics that allow our team members to quickly identify and address issues and opportunities as well as leverage the data to understand trends and predict outcomes to improve decision making and engagement of residents and employees. Our structured approach focuses on using data to drive decision making, piloting promising technologies and standardizing efficiency procedures across the portfolio. Many of these initiatives allow us to interact with our customers in a safe, responsible and convenient manner, including self-guided tours, artificial intelligence responses to customer inquiries and enhanced service and maintenance management. While we believe technology and artificial intelligence enhancements will provide the foundation for current and future improvements to how we do business, we will continue to consider the cost, capabilities and longevity of technology capital investments and their benefits.

Our Commitment to Corporate Responsibility

At Equity Residential, corporate responsibility is embedded throughout our business operations, with the aim of reducing our environmental impact, managing our climate and environmental risks and positioning the Company as an attractive long-term investment. We prioritize robust governance and transparency, operating our assets efficiently, thoughtfully allocating capital and investing in innovative technologies and practices. We are dedicated to creating and maintaining a sustainable portfolio of properties adapted to withstand the effects of climate change, minimizing casualty loss risk and providing a stable, comfortable and healthy environment for our residents. The key factors we consider in enhancing resilience include location, building construction and proactive risk mitigation and adaptation strategies. We have a dedicated in-house team that initiates and applies sustainable practices in all aspects of our business, including investment activities, development, property operations and property management activities. Multifamily housing is one of the most environmentally efficient uses of real estate, as each property provides homes for hundreds of families in a denser shared environment. We consider building locations based on walkability, transit, accessibility, neighborhoods and communities. Our properties support amenities such as fitness centers and community gathering spaces and we select locations near retail shops, restaurants, outdoor amenities such as bike/running paths and public parks, enabling a wellness-focused lifestyle for our residents to live, work and play.

Equity Residential’s sustainability program actively manages environmental impacts and utility costs through optimized, financially responsible capital investments and technologies which we believe increases our portfolio value. The program focuses on energy, water, waste and emissions metrics to advance the program’s policies, targets and resilience outcomes as well as our shareholders' long-term financial interests. We believe that our approach will prepare us to operate in a low-carbon economy and drive long-term asset value while maintaining a commitment to good corporate citizenship and maximizing investment performance. Our expertise has shown that as real estate owners, developers and managers, we have the ability to make a positive impact on the environment while also enhancing our financial performance and strengthening our organization’s sense of purpose.

As detailed in our Human Capital section, we are committed to our employees’ engagement, inclusion and wellness. We are committed to building a community where everyone belongs and diverse perspectives fuel creativity and innovation, shaping a workplace that is not only inclusive but also collaborative. We also recognize that a successful company must incorporate the best corporate governance practices to serve its stakeholders better. Consistent with the Company's purpose and commitment to corporate responsibility in all aspects of its business, executive compensation includes a goal that focuses on corporate responsibility factors.

For additional information regarding our corporate responsibility efforts, see our 2025 Corporate Responsibility Report at our website, www.equityapartments.com, which includes third-party limited assurance covering some of the environmental metrics disclosed in the report. The report was reviewed and approved by the Corporate Governance Committee of our Board of Trustees, which monitors the Company’s ongoing corporate responsibility efforts. The Corporate Responsibility Report is not part of or incorporated into this report. Furthermore, our annual proxy statements contain detailed information regarding our corporate governance practices. Such annual proxy statements and the information contained therein are not part of or incorporated into this report, except as otherwise provided herein.

Human Capital

Our commitment to Human Capital starts with a highly skilled Board of Trustees that reflects a diverse range of thought and perspective. At Equity Residential, our approximately 2,400 employees bring that strategy to life every day. They are the creators of our resident experience, the stewards of our communities and the driving force behind our purpose of “Creating communities where people thrive.” When employees grow, innovate and pursue their aspirations, they advance our mission and our performance, strengthening the foundation for sustainable value creation.

Our people strategy is rooted in the values that shape how we work, lead and connect. Respect, transparency, inclusion and innovation form the core of a culture designed to support high performance and human potential. These principles guide how we attract and retain talent, invest in development and create an environment where people feel seen, supported and empowered to contribute their best. We believe work should evolve alongside the people who power it, which means listening closely, designing with intention and leading with clarity and care.

We invest in programs that build employee capability, enhance managerial effectiveness and deepen engagement across the organization. Through continuous learning, leadership development and meaningful rewards, we help employees grow their careers while strengthening organizational readiness for the future. We believe these efforts ensure our workforce is equipped to excel today and positioned to lead the next chapter of our company’s success.

The following section outlines how we bring our people strategy to life across key areas of human capital management, including talent attraction and retention, employee engagement, learning and development and health, total rewards and workplace wellbeing.

Talent Attraction and Retention

•
To develop, attract and retain the best employees, we are committed to providing a total compensation package that is market-based, performance driven, fair and internally equitable.
•
Our goal is to be competitive both within the general employment market and with our competitors in the real estate industry. Employee compensation is directly influenced by performance, with higher performers receiving larger salary increases, bonus payments and long-term compensation awards.
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
•
Through annual talent reviews, we evaluate the organization’s talent strength and identify key development needs, helping to inform succession planning, guide support and resources for our people and endeavor to ensure organizational readiness for the future.

•
The Company’s performance driven culture supports organizational efforts to drive success and motivate employee achievements. Throughout the year, performance is a regular conversation touchpoint between managers and employees. Employee performance is formally assessed biannually, and during the year-end performance evaluation process, managers review and calibrate compensation for their team members in an effort to ensure fairness in our pay practices, while recognizing and rewarding top talent.
•
We are committed to expanding our talent pipeline at every level, with a particular focus on mid and senior level roles. We connect with emerging real estate talent in the communities we serve, support internship programs and broaden access to educational opportunities.

Employee Engagement

•
We celebrate differences and are committed to creating an inclusive environment where diverse perspectives and collaboration drive excellence. By building a workplace grounded in respect, trust and belonging, we enable employees to bring their full selves to work, thrive in their careers and deliver exceptional results.
•
Executive leaders are assessed annually on leadership results in engagement. For 2025, these were measured through an employee experience survey.
•
In 2025, we achieved our highest levels of employee engagement in more than a decade, with an outstanding 87% engagement score and 90% survey participation. Our inclusion index score of 85% demonstrates significant employee favorability for our initiatives and a greater sense of belonging. The results are discussed and presented both on a company-wide basis and within each functional group. We believe these results reflect not only strong confidence in our culture and leadership but also the effectiveness of our recent investments in the employee experience.

Learning and Development

•
When employees grow in skill and experience, so does Equity Residential. We encourage our teams to step outside their comfort zones and pursue new challenges. We actively promote from within, and many of our senior corporate and property leaders began their careers in entry level or early career roles.
•
We are committed to fostering a culture of continuous learning and professional growth across our workforce. Our Human Resources Transformation Learning & Development team partners with leaders and employees to design and deliver programs that build critical capabilities, support career progression and align talent with evolving business needs.
•
Our development framework provides employees with access to curated learning paths, role-based training and self-directed resources that support both current job performance and long-term career advancement. These offerings include digital learning libraries, virtual and in-person workshops and targeted skill-building programs designed to broaden functional expertise and strengthen organizational effectiveness.
•
Leadership development remains a central focus of our training strategy. The Company hosted more than 500 leaders at Elevate Summits, delivering 16 hours of focused leadership training, and convened a two-day management meeting for 75 officers to align on business strategy and build leadership capability.
•
We provide current and emerging leaders with programs that reinforce core leadership competencies, strengthen decision-making and enhance the ability to manage change across the organization. These programs span new-leader onboarding and manager capability workshops. We also maintain a structured succession-planning process that identifies and develops high-potential talent in an effort to ensure leadership continuity and support the organization's long-term stability.
•
In addition, employees participate in required compliance, ethics and safety training in an effort to ensure adherence to regulatory standards and internal policies.

Health, Total Rewards and Workplace Wellbeing

•
Equity Residential empowers employees to thrive across the physical, mental, financial, career, social and community dimensions of wellbeing. By cultivating an environment where employees can bring their best selves to work, we support meaningful contributions to our business, culture and communities, highlighting the strong connection between employee wellbeing and long-term organizational success.
•
Recognizing that employee needs are not one-size-fits-all, we offer a comprehensive and inclusive benefits program designed to support a broad range of needs. Our offerings include medical, dental and vision coverage; mental health and stress management resources; financial wellness tools; and support for proactive self-care. From navigating complex health conditions to supporting everyday wellbeing, our benefits are designed to help employees feel supported, balanced and positioned to thrive.
•
In recognition of the continued importance of mental health, we provide culturally responsive and accessible resources, including educational tools, partnerships with virtual care providers and an Employee Assistance Program offering five no-cost counseling sessions per year per presenting concern. These offerings emphasize mindfulness, stress management and resilience, supporting both individual wellbeing and sustained productivity.
•
We prioritize proactive healthcare by covering 100% of preventive care for employees, a longstanding commitment that predates healthcare reform. Our robust wellness program encourages healthy behaviors, rewards proactive health management and supports timely access to care for both ongoing health needs and unexpected events. Together, these efforts promote a balanced, healthy workforce and help employees stay engaged and well.
•
Our financial benefits and resources are designed to help employees manage their finances today, while planning confidently for future milestones and retirement. We maintain above-benchmark 401(k) participation, which has remained consistently above 90% for multiple years, supported by automatic enrollment at 8% and an annual sweep that reminds employees who opt out or lower their deferral so they can maximize the Company’s matching benefit. In addition, employees have access to basic and supplemental insurance to help protect loved ones and personal assets, rent discounts at our communities and additional savings and investment opportunities, including our employee share purchase plan, all of which are intended to promote financial confidence and peace of mind.
•
We offer benefits and resources that support social and community wellbeing, including paid time off for employees to volunteer in their communities. Being a good neighbor is part of the Company's culture, and our time-off programs are designed to give employees the flexibility to rest, connect and be present for what matters most. Through a combination of vacation, sick, personal, holiday and milestone-based time off, along with time away for important life events like welcoming a new child or participating in school milestones, employees are encouraged to recharge, support their families and communities and return to work engaged and connected. Equity Residential continues to partner with Employees1st and contribute to a crisis fund that provides grants to employees facing personal hardships or unforeseen disasters. We are proud that this program allows yet another avenue for us to tangibly demonstrate a one team culture by ensuring that employees feel supported during extreme and unexpected circumstances.

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

The Company's properties are primarily concentrated in the major coastal markets of Boston, New York, Washington, D.C., Southern California (including Los Angeles, Orange County and San Diego), San Francisco and Seattle, diversified by a targeted presence in Denver, Atlanta, Dallas/Ft. Worth and Austin. If one or more of our markets is unfavorably impacted by specific geopolitical and/or economic conditions, local real estate conditions, increases in social unrest, increases in real estate and other taxes, reduced quality of life, deterioration of local or state government health, rent control or rent stabilization laws, other similar regulations, or localized environmental and climate issues, the impact of such conditions may have a more negative impact on our results of operations than if our properties were more geographically diverse. Additionally, to the extent that our markets or submarkets become less desirable to operate in, including changes in multifamily housing supply and demand, our results of operations could be more negatively impacted than if we were more diversified within our markets or invested in a greater number of markets.

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

Real estate investments often cannot be sold quickly due to regulatory constraints, market conditions or otherwise. As a result, we may not be able to reconfigure our portfolio as promptly as desired or as quickly in response to changing economic or other conditions. We may also be unable to consummate dispositions in a timely manner, on attractive terms, or at all. The capitalization rates/disposition yields at which properties may be sold could also be higher than historic rates, thereby reducing our potential proceeds from sale. In some cases, we may also determine that we will not recover the carrying amount of the property upon disposition, potentially causing an impairment charge. This inability to reallocate our capital promptly could negatively affect our financial condition, including our ability to make distributions to our security holders.

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

We actively acquire, develop and renovate multifamily operating properties as part of our business strategy. Newly acquired, developed or renovated properties may not perform as we expect. We may overestimate the revenue (or underestimate the expenses) that these new or repositioned properties may generate. The occupancy and rental rates at these properties may also fail to meet our expectations for these investments. Land parcels acquired for development may lose significant value prior to the start of construction. Development and renovations are subject to even greater uncertainties and risks due to the complexities and lead time to build or complete these projects. We may also underestimate the costs to complete a development property or to complete a renovation.

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

Furthermore, we have in the past and may in the future decide to invest in new markets and/or product types by acquiring and/or developing properties in accordance with the Company's long-term investment strategy. Our historical experience does not ensure that we will be able to operate successfully in new markets, should we choose to enter them. Investing in new markets and/or new product types may expose us to a variety of risks, including an inability to accurately evaluate local market conditions and local economies, to identify appropriate acquisition and/or development opportunities, to hire and retain key personnel and a lack of familiarity with local governmental regulations.

Construction risks on our development projects could affect our profitability.

We intend to continue to develop multifamily properties through both wholly owned and joint venture arrangements as part of our business strategy. Development often includes long planning and entitlement timelines, subjecting the projects to changes in market conditions. It can involve complex and costly activities, including significant environmental remediation or construction work in our markets. We have experienced and may continue to experience changes in local market conditions and/or an increase in financing or construction costs due to general disruptions, such as supply chain disruptions, trade disputes, tariffs, immigration issues, labor unrest, geopolitical conflicts or other factors that create inflationary pressures. We have abandoned and may continue to abandon opportunities that we have already begun to explore for a number of reasons, and as a result, we may fail to recover costs already incurred in exploring those opportunities, potentially causing an impairment charge. We may also be unable to obtain, or experience delays in obtaining, necessary zoning, occupancy, or other required governmental or third-party permits and authorizations. These and other risks inherent in development projects, including the joint venture risks noted below, could result in increased costs or the delay or abandonment of opportunities.

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
•
The possibility that our partner is either unable to or unwilling to complete their contractual development or other activities; and
•
The risk that our partner may transfer its interest to a third party whose financial condition, reputation or business goals increase our overall risk profile or are incompatible with our investment strategy.

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

The Non-Residential space (includes retail and public parking garage operations) at our properties primarily serves as an additional amenity for our residents and neighbors. The longer-term nature of our Non-Residential leases (generally five to ten years with market based renewal options) and the characteristics of many of our Non-Residential tenants (generally small, local businesses) may subject us to certain risks. We may not be able to lease new space for rents that are consistent with our projections or for market rates. Also, when leases for our existing Non-Residential space expire or are otherwise terminated, the space may not be relet or the terms of reletting, including the cost of allowances and concessions to tenants, may be less favorable than the current lease terms. The presence of competitive alternatives and other market conditions (including online shopping) may affect our ability to lease our Non-Residential space and impact the level of rents we can obtain. If our Non-Residential tenants experience financial distress or bankruptcy, as some have in the past, they may fail to comply with their contractual obligations, seek concessions, such as rent abatements and deferrals, in order to continue operations or cease their operations, any or all of which could lead us to record a non-cash write-off of a tenant's straight-line rent receivable and could adversely impact our results of operations and financial condition.

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

Corporate responsibility, specifically related to sustainability efforts, may expose us to new risks.

Corporate responsibility evaluations remain highly important to some investors and other stakeholders. Certain organizations that provide corporate governance and other corporate risk advisory services to investors have developed scores and ratings to evaluate companies and investment funds based upon corporate responsibility metrics. Many investors focus on corporate responsibility-related business practices and scores when choosing to allocate their capital and may consider a company's score as a reputational or other factor in making an investment decision. Government regulators' and investors' increased focus and activism related to corporate responsibility and similar matters may constrain our business operations or increase expenses or capital expenditures. In recent years, certain initiatives relating to corporate responsibility matters, such as workplace inclusion and diversity, have attracted negative commentary and attention, which could expose the Company to additional risks. In addition, investors may decide to refrain from investing in us as a result of their assessment of our approach to and consideration of corporate responsibility factors. We may face reputational damage in the event our corporate responsibility procedures or standards do not meet the standards set by various constituencies. In addition, the criteria by which companies are rated for their efforts may change, which could cause us to receive different scores than in previous years. Our rating could result in a negative perception of the Company, exclusion of our securities from consideration by certain investors who may elect to invest with our competition instead and/or cause investors to reallocate their capital away from the Company, all of which could have an adverse impact on the price of our securities.

Our various technology-related initiatives to improve our operating margins and customer experience may fail to perform as expected.

We have developed/instituted and may continue to develop/institute technology-based initiatives that are intended to serve our customers better and operate more efficiently. Such initiatives have involved and may involve our employees having new or different responsibilities and processes with which they may be unfamiliar. We may incur significant costs and divert resources in connection with such initiatives, and these initiatives may not perform as expected, which could adversely affect our business, results of operations, cash flows and financial condition.

Risks Related to our Financing Strategy and Capital Structure

Disruptions in the financial markets could hinder our ability to obtain debt and equity financing and impact our acquisitions and dispositions.

Dislocations and disruptions in capital markets could result in increased costs or lack of availability of debt financing (including under our commercial paper program) and equity financing. This includes any disruptions that may occur as a result of the potential privatization of the currently government sponsored organizations, Fannie Mae and Freddie Mac, which are major lenders to the apartment industry. Such events may affect our ability to refinance existing debt, require us to utilize higher cost alternatives and/or impair our ability to adjust to changing economic and business conditions. Capital market disruptions have and could continue to negatively impact our ability to make acquisitions or make it more difficult or not possible for us to sell properties or may unfavorably affect the price we receive for properties that we do sell. Such disruptions could cause the price of our securities to decline.

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

Regulatory and Tax Risks

The adoption of, or changes in, rent control, rent stabilization, eviction and/or other regulations/restrictions could have an adverse effect on our operations and property values.

In part due to increasing pressure from advocacy groups, a growing number of state and local governments (including at times the federal government) have enacted and may continue to consider enacting and/or expanding rent control, rent stabilization, eviction moratoriums or other regulations that restrict the methods and strategies by which we operate our business. These regulations specifically and/or effectively limit or could continue to limit our ability to raise rents or charge certain fees (either of which could have a retroactive effect), enforce residents’ or tenants’ contractual rent obligations or pursue collections, all of which could have an adverse impact on our operations and property values.

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

Further, laws and regulations at the federal, state and local level requiring climate-related disclosures, including legislation enacted in the State of California, may increase compliance and data collection costs if and/or when such laws and regulations become effective.

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

REIT distribution requirements could limit our available cash.

As a REIT, we are subject to annual distribution requirements, which limit the amount of cash we retain for other business purposes, including amounts to fund our growth. We generally must distribute annually at least 90% of our REIT taxable income, excluding any net capital gain, in order for our distributed earnings not to be subject to corporate income taxes. We intend to make distributions to our shareholders to comply with the requirements of the Code. However, differences in timing between the recognition of taxable income and the actual receipt of cash and/or nondeductible expenditures could require us to sell assets or borrow funds on a short-term or long-term basis to meet the 90% distribution requirement of the Code. To the extent we distribute at least 90%, but less than 100%, of our REIT taxable income, we will be subject to tax at regular corporate tax rates on the retained portion. A substantial increase to our taxable income may reduce the flexibility of the Company to manage its portfolio through dispositions of properties other than through tax deferred transactions, such as Section 1031 exchanges, or cause the Company to borrow funds or liquidate investments on unfavorable terms in order to meet these distribution requirements.

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

Certain provisions of our Declaration of Trust and Bylaws and Maryland law and certain REIT tax requirements could inhibit changes in control.

Certain provisions of our Declaration of Trust and Bylaws and Maryland law and certain REIT tax requirements may delay or prevent a change in control of the Company or other transactions that could provide our security holders with a premium over the then-prevailing market price of their securities or which might otherwise be in the best interest of our security holders. These provisions include:

•
To remain qualified as a REIT for U.S. federal income tax purposes, not more than 50% in value of our outstanding Shares may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of any year. To facilitate maintenance of our REIT qualification, the ownership limit in our Declaration of Trust, subject to certain exceptions, prohibits ownership by any single shareholder of more than 5% of the lesser of the number or value of any outstanding class of common or preferred shares. However, to reduce the ability of the Board of Trustees to use the ownership limit as an anti-takeover device, the Board of Trustees is required to grant a waiver of the ownership limit if the individual seeking a waiver demonstrates that such ownership would not jeopardize the Company’s status as a REIT.
•
Our Bylaws require certain information to be provided by any security holder, or persons acting in concert with such security holder, who proposes business or a nominee at an annual meeting of shareholders, including disclosure of information related to hedging activities and investment strategies with respect to our securities.

•
While our existing preferred shares/preference units do not have all of the above provisions, our Declaration of Trust authorizes our Board of Trustees to issue preferred shares and set the terms of such securities, which could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the interest of our security holders.
•
Certain provisions of Maryland law prohibit certain “business combinations” between us and an “interested shareholder” (defined generally as any person who beneficially owns 10% or more of the voting power of our securities or an affiliate thereof or an affiliate of ours who was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding voting securities at any time within the two-year period immediately prior to the date in question) for five years after the most recent date on which the shareholder becomes an interested shareholder, and thereafter impose special shareholder voting requirements on these business combinations, unless certain fair price requirements are satisfied.

General Risk Factors

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

Despite system redundancy, the implementation of security measures, required employee awareness training and the existence of a disaster recovery plan, our information technology systems, including those maintained by third-party vendors with which we do business, are vulnerable to damage and interruption from any number of sources beyond our control, including energy blackouts, natural disasters, terrorism, geopolitical events, telecommunication failures and cyber attacks. We face risks associated with security breaches, whether through cyber attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to emails, phishing attempts, social engineering, ransomware or other scams, persons inside our organization or persons/vendors with access to our systems and other significant disruptions of our information technology networks and related systems, including property infrastructure. These risks have increased due to increased reliance on cloud-based applications, remote working and other electronic interactions with our current and prospective residents. Our information technology networks and related systems are essential to the operation of our business and our ability to perform day-to-day operations. We use these systems to manage our resident and vendor relationships, internal communications, accounting and record-keeping systems and many other key aspects of our business. Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks, which also depend on the strength of our procedures and the effectiveness of our internal controls as well as those of vendors with whom we do business. Even the most well-protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. The rapid evolution and increased adoption of artificial intelligence technologies, by us and our third-party service providers, may also heighten our cybersecurity risks by making cyber attacks more difficult to detect, contain and mitigate. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is impossible for us to entirely mitigate this risk.

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

We have incorporated and may continue to incorporate the use of generative and/or agentic artificial intelligence ("AI") within our business, and these solutions and features may become more important to our operations or to our future growth over time. Our research and development of AI remains ongoing. There can be no assurance that we will realize the desired or anticipated benefits, or any benefits, and we may fail to properly implement such technology. AI presents risks, challenges and unintended consequences that could affect our adoption and use of this technology. Our competitors or other third parties may incorporate AI in their business operations more quickly or more successfully than we do, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, the complex and rapidly evolving landscape around AI may expose us to claims, demands and proceedings by private parties and regulatory authorities and subject us to legal liability as well as reputational harm. Future regulations could impose restrictions on the use of these technologies or require us to implement costly compliance measures. Finally, public perception of new technologies (including AI), such as concerns about data privacy and algorithmic bias, could affect customer acceptance of technology-driven services, which could harm our reputation and business.

Litigation risk could affect our business.

We are involved and may continue to be involved in legal proceedings, claims, class actions, inquiries and governmental investigations in the ordinary course of business. These legal proceedings may include, but are not limited to, proceedings related to consumer, shareholder, securities, antitrust, employment, environmental, development, condominium conversion, privacy, tort, eviction and commercial legal issues. Litigation can be lengthy and expensive, and it can divert management's attention and resources. Results cannot be predicted with certainty, and an unfavorable outcome in litigation could result in liability material to our financial condition or results of operations. See Item 3, Legal Proceedings, for additional discussion.

Insurance policies can be costly and may not cover all losses, which may adversely affect our financial condition or results of operations.

The Company’s property, general liability and workers compensation insurance policies provide coverage with substantial per occurrence deductibles and/or self-insured retentions. These self-insurance retentions can be a material portion of insurance losses in excess of the base deductibles. These substantial deductible and self-insured retention amounts do expose the Company to greater potential for uninsured losses. While the Company has at times purchased incremental insurance coverage in the event of multiple non-catastrophic occurrences within the same policy year, there can be no assurance that this additional coverage will be available at all or on commercially reasonable terms or that the Company will decide to purchase it in the future. We believe the policy specifications and insured limits of these policies are adequate and appropriate; however, we may not always be able to place the desired amount of third-party coverage due to a significant increase in insurance premiums and deductibles or a decrease in the availability of coverage, a combination of which have exposed and could further expose the Company to uninsured losses. As a result, our financial results could be adversely affected and may vary significantly from period to period.

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

Governance

Our Information Technology Security Team, under the oversight of our Senior Vice President and Chief Technology Officer and the leadership of our VP, Chief Information Security Officer (CISO) & Enterprise Operations, is responsible for our overall information security strategy, policy, security engineering, operations and cyber threat detection and response. The Information Technology Security Team manages and continually enhances a robust enterprise security structure with the ultimate goal of minimizing cybersecurity incidents to the extent feasible, while simultaneously increasing our system resilience in an effort to minimize the business impact should an incident occur. Our Information Technology Security Team possesses decades of experience in navigating cybersecurity threats and mitigating associated risks as a result of holding similar positions at other large companies. Most members of the team hold degrees in cybersecurity and/or related disciplines, have cybersecurity certifications such as Certified Information Systems Security Professional (CISSP) and/or periodically attend various cyber-focused conferences and training programs. Specifically, our Senior Vice President and Chief Technology Officer and our VP, CISO & Enterprise Operations, combined have over 30 years of technology and cybersecurity experience. The team provides regular reports to senior management and affected departments on various cybersecurity threats, assessments and findings.

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

Item 2. Properties

As of December 31, 2025, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 312 properties located in 10 states and the District of Columbia consisting of 85,190 apartment units. See Item 1, Business, for additional information regarding the Company’s properties and the markets/metro areas upon which we are focused. The Company’s properties are summarized by building type in the following table:

Type	Properties	Apartment Units	Average Apartment Units
Garden	99	27,046	273
Mid/High-Rise	213	58,144	273
	312	85,190	273

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

The Company’s properties are summarized by ownership type in the following table:

	Properties	Apartment Units
Wholly Owned Properties	297	81,518
Partially Owned Properties – Consolidated	12	2,656
Partially Owned Properties – Unconsolidated	3	1,016
	312	85,190

The following table sets forth certain information by market relating to the Company’s properties at December 31, 2025:

Portfolio Summary
Markets/Metro Areas	Properties	Apartment Units	% of Stabilized Budgeted NOI	Average Rental Rate
Established Markets:
Los Angeles	56	14,431	16.0%	$2,977
Orange County	12	3,718	4.9%	3,011
San Diego	10	2,217	3.1%	3,329
Subtotal – Southern California	78	20,366	24.0%	3,022

San Francisco	41	11,558	16.4%	3,546
Washington, D.C.	42	13,553	14.7%	2,854
New York	34	8,685	14.4%	4,832
Boston	25	6,907	10.7%	3,716
Seattle	38	8,051	9.1%	2,726
Subtotal – Established Markets	258	69,120	89.3%	3,342

Expansion Markets:
Atlanta	22	6,420	4.4%	1,938
Denver	16	4,678	3.6%	2,195
Dallas/Ft. Worth	13	4,230	2.4%	1,937
Austin	3	742	0.3%	1,686
Subtotal – Expansion Markets	54	16,070	10.7%	2,002
Total	312	85,190	100.0%	$3,092

Note: Projects under development are not included in the Portfolio Summary until construction has been completed.

The following tables provide a rollforward of the apartment units included in Same Store Properties (please refer to the Definitions section in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations) and a reconciliation of apartment units included in Same Store Properties to those included in Total Properties for the year ended December 31, 2025:

	December 31, 2025
	Properties	Apartment Units
Same Store Properties at December 31, 2024	281	75,299
2023 acquisitions	3	839
2025 dispositions	(11)	(2,468)
Properties removed from same store (1)	(1)	(230)
Other	—	25
Same Store Properties at December 31, 2025	272	73,465

	December 31, 2025
	Properties	Apartment Units
Same Store	272	73,465
Non-Same Store:
2025 acquisitions	9	2,439
2024 acquisitions	18	5,373
2023 acquisitions not yet stabilized	1	344
Properties removed from same store (1)	3	1,049
Lease-up properties not yet stabilized (2)	8	2,519
Other	1	1
Total Non-Same Store	40	11,725
Total Properties and Apartment Units	312	85,190

Note: Properties are considered “stabilized” when they have achieved 90% Physical Occupancy for three consecutive months. Properties are included in same store when they are stabilized for all of the current and comparable periods presented.

(1)
Consists of three properties which were removed from the same store portfolio as discussed further below:

a.
Lorien Ivy (fka Laguna Clara) located in Santa Clara, CA containing 222 apartment units was removed from the same store portfolio in the second quarter of 2022 due to a major renovation and redevelopment project, including the demolition of 42 apartment units. As of December 31, 2025, the property had a Physical Occupancy of 99.1%. This property will return to the same store portfolio in 2026 as it was stabilized for all of 2025.
b.
Pearl MDR located in Marina Del Rey, CA containing 597 apartment units was removed from the same store portfolio in the third quarter of 2022 due to a large scale re-piping and renovation project in which significant portions of the property are being taken offline for extended time periods. As of December 31, 2025, the property had a Physical Occupancy of 77.3%. This property will not return to the same store portfolio until it is stabilized for all of the current and comparable periods presented.
c.
Juniper Sandy Springs located in Sandy Springs, GA containing 230 apartment units was removed from the same store portfolio in the first quarter of 2025 due to a large scale roofing repair project, which required a significant number of units to be vacated. As of December 31, 2025, the property had a Physical Occupancy of 69.6%. This property will not return to the same store portfolio until it is stabilized for all of the current and comparable periods presented.
(2)
Consists of properties in various stages of lease-up and properties where lease-up has been completed but the properties were not stabilized for the comparable periods presented.

For the year ended December 31, 2025, the Company’s same store Physical Occupancy was 96.4% and its total portfolio-wide Physical Occupancy, which includes completed development properties in various stages of lease-up, was 95.6%. Certain of the Company’s properties are encumbered by mortgages and additional detail can be found on Schedule III – Real Estate and Accumulated Depreciation.

The properties in various stages of development and lease-up at December 31, 2025 are included in the following table:

Development and Lease-Up Projects as of December 31, 2025
(Amounts in thousands except for project and apartment unit amounts)

								Estimated/Actual
Projects	Location	Ownership Percentage	No. of Apartment Units	Total Budgeted Capital Cost	Total Book Value to Date	Total Debt (1)	Percentage Completed	Start Date	Initial Occupancy	Completion Date	Stabilization Date	Percentage Leased / Occupied
CONSOLIDATED:
Projects Under Development:
The Basin	Wakefield, MA	95%	440	$232,172	$204,846	$—	93%	Q1 2024	Q3 2025	Q3 2026	Q2 2027	25% / 21%
Projects Under Development - Consolidated			440	232,172	204,846	—

Projects Completed Not Stabilized:
Lorien (fka Laguna Clara II)	Santa Clara, CA	100%	225	152,621	149,229	—	100%	Q2 2022	Q1 2025	Q1 2025	Q1 2026	95% / 94%
Projects Completed Not Stabilized - Consolidated			225	152,621	149,229	—

Projects Completed and Stabilized During the Quarter:
Jade Beeler Park (fka Solana Beeler Park)	Denver, CO	100%	270	85,206	85,132	—	100%	Q4 2021	Q3 2024	Q1 2025	Q4 2025	97% / 96%
Lyle (2)	Dallas, TX	100%	334	84,032	83,983	—	100%	Q3 2022	Q1 2024	Q4 2024	Q4 2025	95% / 95%
Projects Completed and Stabilized During the Quarter - Consolidated			604	169,238	169,115	—

UNCONSOLIDATED:
Projects Under Development:
Modera Bridle Trails	Kirkland, WA	95%	369	185,282	134,857	30,484	72%	Q3 2024	Q3 2026	Q3 2026	Q1 2028	– / –
Modera South Shore	Marshfield, MA	95%	270	121,918	97,628	36,379	83%	Q3 2024	Q3 2025	Q4 2026	Q2 2027	23% / 13%
Projects Under Development - Unconsolidated			639	307,200	232,485	66,863

Projects Completed and Stabilized During the Quarter:
Alloy Sunnyside	Denver, CO	80%	209	70,004	69,045	34,773	100%	Q3 2021	Q2 2024	Q2 2024	Q4 2025	95% / 91%
Projects Completed and Stabilized During the Quarter - Unconsolidated			209	70,004	69,045	34,773

Total Development Projects - Consolidated			1,269	554,031	523,190	—
Total Development Projects - Unconsolidated			848	377,204	301,530	101,636
Total Development Projects			2,117	$931,235	$824,720	$101,636

(1)
All unconsolidated projects are being partially funded with third-party, project-specific construction loans, none of which are recourse to the Company.
(2)
The land parcel under this project is subject to a long-term ground lease.

Item 3. Legal Proceedings

As of December 31, 2025, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company and its financial condition. See Note 15 in the Notes to Consolidated Financial Statements for further discussion.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Share/Unit Information (Equity Residential and ERP Operating Limited Partnership)

The Company’s Common Shares trade on the New York Stock Exchange under the trading symbol EQR. There is no established public market for the Operating Partnership’s Units (OP Units and restricted units). At February 6, 2026, the number of record holders of Common Shares in the Company was approximately 1,530 and 377,547,108 Common Shares were outstanding. At February 6, 2026, the number of record holders of Units in the Operating Partnership was approximately 430 and 386,851,863 Units were outstanding.

Unregistered Common Shares Issued in the Quarter Ended December 31, 2025 (Equity Residential)

During the quarter ended December 31, 2025, EQR issued 304,188 Common Shares in exchange for 304,188 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Common Shares Repurchased in the Quarter Ended December 31, 2025

The Company repurchased and retired the following Common Shares during the quarter ended December 31, 2025:

Period	Total Number of Common Shares Purchased (1)	Weighted Average Price Paid Per Share (1), (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1), (3)
October 1, 2025 - October 31, 2025	75,000	$64.33	75,000	11,458,182
November 1, 2025 - November 30, 2025	1,199,767	$59.67	1,199,767	10,258,415
December 1, 2025 - December 31, 2025	1,785,155	$61.61	1,785,155	11,614,845
Total	3,059,922	$60.91	3,059,922

(1)
The Common Shares repurchased during the quarter ended December 31, 2025 represent Common Shares repurchased under the Company’s publicly announced share repurchase program approved by its Board of Trustees. The Company's share repurchase program was publicly announced on July 30, 2013 and the increase to its 13.0 million shares capacity was publicly announced on August 4, 2016. The program does not have an expiration date and may be suspended or discontinued at any time and does not obligate the Company to make any repurchases of its Common Shares. Following the Company's share repurchase activity in 2024, its Board of Trustees reauthorized and replenished the share repurchase program in March 2025, giving the Company the authority to repurchase up to 13.0 million Common Shares. Following additional repurchases during 2025, the Company's Board of Trustees replenished the share repurchase program again on December 11, 2025, giving the Company the authority to repurchase up to 13.0 million Common Shares.
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

Results of Operations

2024 and 2025 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the years ended December 31, 2024 and 2025:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Purchase Price	Acquisition Cap Rate
12/31/2023	302	80,191
Acquisitions:
Consolidated Rental Properties	16	4,986	$1,438,250	5.1%
Consolidated Rental Properties – Not Stabilized	2	387	$153,845	5.5%
Unconsolidated Land Parcels	—	—	$33,394
			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(13)	(2,598)	$(975,641)	(5.4)%

Completed Developments – Unconsolidated	4	1,262
Configuration Changes	—	21
12/31/2024	311	84,249
			Purchase Price	Acquisition Cap Rate
Acquisitions:
Consolidated Rental Properties	9	2,439	$636,843	5.1%
Consolidated Land Parcels	—	—	$22,847
			Sales Price	Disposition Yield
Dispositions:
Consolidated Rental Properties	(11)	(2,468)	$(1,122,061)	(5.4)%
Consolidated Land Parcels	—	—	$(4,300)
Unconsolidated Land Parcels	—	—	$(8,813)

Completed Developments – Consolidated	2	495
Completed Developments – Unconsolidated	1	450
Configuration Changes	—	25
12/31/2025	312	85,190

Acquisitions

•
The consolidated properties acquired in 2024 are located in the Atlanta (7), Boston, Dallas/Ft. Worth (5) and Denver (5) markets;
•
Acquired its joint venture partner's 8.0% interest in a 312-unit apartment property in 2024, located in the Washington, D.C. market, for $3.1 million in cash. The property is now wholly owned;
•
The consolidated properties acquired in 2025 are located in the Atlanta (8) and Dallas/Ft. Worth markets; and
•
The consolidated land parcels acquired in 2025 are located in the Atlanta (2) market.

Dispositions

•
The consolidated properties disposed of in 2024 were located in the Boston, Orange County, San Francisco (3), Washington, D.C. (5), Seattle (2) and San Diego markets;
•
The consolidated properties disposed of in 2025 were located in the Boston (2), Los Angeles (2), New York, San Diego,

Seattle (4) and Washington, D.C. markets; and
•
The consolidated land parcel disposed of in 2025 was located in the New York market.

Developments

•
Consolidated:
•
Completed construction on two wholly owned consolidated apartment properties during 2025, located in the San Francisco and Denver markets, consisting of an aggregate of 495 apartment units totaling approximately $237.8 million of development costs; and
•
Acquired its joint venture partners' interests (ranging from 10% to 25%) in three previously unconsolidated properties, consisting of an aggregate of 966 apartment units, in 2025, located in the Dallas/Ft. Worth (2) and Denver markets, for approximately $16.4 million in cash and also contributed approximately $151.9 million for the respective joint ventures to repay the construction loans encumbering the properties, one of which was held by the Company. The properties are now wholly owned.

•
Unconsolidated:
•
Completed construction on four unconsolidated apartment properties during 2024, located in the Denver and Dallas/Ft. Worth (3) markets, consisting of 1,262 apartment units totaling approximately $338.0 million of development costs;
•
Previously entered into two separate unconsolidated joint ventures for the purpose of developing vacant land parcels in the Boston and Seattle markets. During 2024, the joint ventures acquired their respective land parcels for the total purchase price listed above; and
•
Completed construction on one unconsolidated apartment property during 2025, located in the New York market, consisting of 450 apartment units totaling approximately $201.2 million of development costs.

See Notes 4 and 5 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments and investments in partially owned entities.

Comparison of the year ended December 31, 2025 to the year ended December 31, 2024

The following table presents a reconciliation of diluted earnings per share/unit for the year ended December 31, 2025 as compared to the same period in 2024:

Year Ended December 31
Diluted earnings per share/unit for full year 2024	$2.72
Property NOI	0.15
Interest expense	(0.05)
Corporate overhead (1)	(0.01)
Net gain/loss on property sales	0.21
Depreciation expense	(0.17)
Other	0.09
Diluted earnings per share/unit for full year 2025	$2.94

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

The following tables present reconciliations of net income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results (amounts in thousands):

	Year Ended December 31,
	2025	2024	$ Change	% Change
Net income	$1,151,949	$1,070,975	$80,974	7.6%
Adjustments:
Property management	133,369	132,739	630	0.5%
General and administrative	65,280	61,653	3,627	5.9%
Depreciation	1,010,400	952,191	58,209	6.1%
Net (gain) loss on sales of real estate properties	(626,388)	(546,797)	(79,591)	14.6%
Interest and other income	(52,440)	(30,329)	(22,111)	72.9%
Other expenses	60,485	74,051	(13,566)	(18.3)%
Interest:
Expense incurred, net	306,798	285,735	21,063	7.4%
Amortization of deferred financing costs	8,768	7,834	934	11.9%
Income and other tax expense (benefit)	1,585	1,256	329	26.2%
(Income) loss from investments in unconsolidated entities	18,915	8,974	9,941	110.8%
Net (gain) loss on sales of land parcels	80	—	80	100.0%
Total NOI	$2,078,801	$2,018,282	$60,519	3.0%
Rental income:
Same store	$2,821,804	$2,749,354	$72,450	2.6%
Non-same store/other	272,155	230,754	41,401	17.9%
Total rental income	3,093,959	2,980,108	113,851	3.8%
Operating expenses:
Same store	904,887	872,799	32,088	3.7%
Non-same store/other	110,271	89,027	21,244	23.9%
Total operating expenses	1,015,158	961,826	53,332	5.5%
NOI:
Same store	1,916,917	1,876,555	40,362	2.2%
Non-same store/other	161,884	141,727	20,157	14.2%
Total NOI	$2,078,801	$2,018,282	$60,519	3.0%

See Note 16 in the Notes to Consolidated Financial Statements for our disclosure of reportable segments.

The comparison discussions provided below detail the changes in results for the year ended December 31, 2025 as compared to the year ended December 31, 2024.

•
The increase in same store rental income is primarily driven by good demand and modest supply across most of our markets.
•
The increase in same store operating expenses is due primarily to:
•
Real estate taxes – An $8.1 million increase due to escalation in rates and assessed values;
•
Utilities – An $11.3 million increase primarily driven by higher commodity prices, higher sewer and trash rates and higher water usage in Southern California; and
•
Repairs and maintenance – A $6.2 million increase primarily driven by costs associated with the implementation of various resident technology initiatives (including bulk Wi-Fi programs).
•
Non-same store/other NOI results consist primarily of properties acquired in calendar years 2024 and 2025, operations from the Company’s development properties, other corporate operations and operations prior to disposition from 2024 and 2025 sold properties. The increase in NOI is primarily a result of the Company's 2025 and significant second half of 2024 net acquisition activity, which is positively impacting 2025 results.
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

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. The increase during the year ended December 31, 2025 as compared to 2024 is primarily attributable to increases in training and marketing expenses, information technology expenses and legal and professional fees, partially offset by decreases in workforce/contractors costs and payroll-related costs.

General and administrative expenses, which include corporate operating expenses, increased during the year ended December 31, 2025 as compared to 2024, primarily due to increases in payroll-related costs and other public company costs.

Depreciation expense increased during the year ended December 31, 2025 as compared to 2024, primarily as a result of additional depreciation expense on properties acquired in 2024 and 2025 and development properties placed in service during 2024 and 2025, partially offset by lower depreciation from properties sold in 2024 and 2025.

Net gain on sales of real estate properties increased during the year ended December 31, 2025 as compared to 2024, primarily as a result of a higher dollar sales volume and the mix of properties sold in 2025 vs. 2024.

Interest and other income increased during the year ended December 31, 2025 as compared to 2024, primarily due to a net increase in realized/unrealized gains on various investment securities, interest income on mortgages receivable and an employment tax refund received in 2025 but not in 2024, partially offset by lower insurance/litigation settlement proceeds received during 2025 as compared to 2024.

Other expenses decreased during the year ended December 31, 2025 as compared to 2024, primarily due to a decrease in advocacy contributions, partially offset by increases in litigation accruals and the write-off of development pursuit costs and overhead.

Interest expense, including amortization of deferred financing costs, increased during the year ended December 31, 2025 as compared to 2024, primarily due to higher overall debt balances outstanding and higher overall rates. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the year ended December 31, 2025 was 3.93% as compared to 3.91% in 2024. The Company capitalized interest of approximately $12.4 million and $14.5 million during the years ended December 31, 2025 and 2024, respectively.

Loss from investments in unconsolidated entities increased during the year ended December 31, 2025 as compared to 2024, primarily as a result of losses incurred on our unconsolidated development properties which recently started lease-up activities as well as those that recently stabilized and on our real estate technology and other real estate fund investments.

For comparison of the year ended December 31, 2024 to the year ended December 31, 2023, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2024.

Same Store Results

Properties that the Company owned and were stabilized for all of both 2025 and 2024, which represented 73,465 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% Physical Occupancy for three consecutive months.

The following table provides results and statistics related to our Residential same store operations for the years ended December 31, 2025 and 2024:

2025 vs. 2024

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	2025 % of Actual NOI	2025 Average Rental Rate	2025 Weighted Average Physical Occupancy %	2025 Turnover	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	13,834	17.5%	$2,976	95.8%	40.6%	1.3%	0.2%	(2.5%)
Orange County	3,718	5.4%	2,987	96.4%	36.8%	2.1%	0.5%	(1.4%)
San Diego	2,217	3.6%	3,305	96.3%	42.7%	2.2%	0.3%	0.4%
Subtotal – Southern California	19,769	26.5%	3,015	96.0%	40.1%	1.5%	0.3%	(2.0%)

San Francisco	11,111	17.0%	3,448	96.9%	39.6%	3.8%	0.8%	(4.5%)
Washington, D.C.	13,241	16.0%	2,837	96.6%	39.6%	3.7%	(0.2%)	(1.1%)
New York	8,235	14.6%	4,815	97.7%	33.7%	3.6%	0.4%	0.3%
Boston	6,747	11.1%	3,721	96.2%	39.8%	2.1%	0.2%	(1.7%)
Seattle	8,050	9.7%	2,697	96.4%	40.6%	2.9%	0.2%	(4.2%)
Denver	2,792	2.8%	2,316	95.5%	53.1%	(3.6%)	(0.7%)	(1.2%)
Other Expansion Markets	3,520	2.3%	1,875	94.9%	49.1%	(3.5%)	(0.3%)	(6.8%)

Total	73,465	100.0%	$3,203	96.4%	40.2%	2.5%	0.2%	(2.4%)

Note: The above table reflects Residential same store results only. Residential operations account for more than 96.0% of total revenues for the year ended December 31, 2025.

During the year ended December 31, 2025, the Company's operating business was solid, driven by sustained demand across most of its markets and supported by the Company’s record-high resident retention and continued low levels of unemployment, in addition to wage growth among its target renter demographic. Competitive new supply was modest in most of the Established Markets, but remained elevated in Expansion Markets, resulting in a more challenging new lease pricing environment, although tenant renewal pricing was strong. On a positive note, Atlanta and Dallas are beginning to show indications of improvement as competitive supply declines.

San Francisco and New York were the Company’s best performing markets throughout 2025. Each of these markets has experienced healthy demand as evidenced by strong Physical Occupancy, healthy pricing, low Turnover and modest new supply. The Seattle market improved due to large employers' return to office policies and continued investment from technology companies, though higher supply levels are resulting in a slower recovery than in San Francisco. Washington, D.C. experienced a market slowdown during the second half of 2025, a result of several factors, including uncertainty from government cuts, national guard deployment and the government shutdown. Los Angeles continues to face ongoing challenges as growth from the entertainment industry remains muted, limiting pricing power, despite early signs of an improving quality of life ahead of the World Cup and Olympics in 2026 and 2028, respectively.

Overall, the fundamentals of the Company’s business are solid and remain resilient despite macroeconomic uncertainty. Long-term, expected continued positive secular tailwinds remain due to elevated single family home ownership costs, positive household formation trends, historically low competitive new supply in the Established Markets and moderating competitive new supply in the Expansion Markets. There continues to be an overall deficit in housing across the country, which we believe leaves the Company well positioned for the future as its resident base is more resilient to economic uncertainty, including elevated inflation, due to higher levels of disposable income and lower relative rent-to-income ratios.

Liquidity and Capital Resources

With approximately $1.9 billion in readily available liquidity, a strong balance sheet, well-staggered debt maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and take advantage of opportunities. See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	December 31,
	2025	2024	2023
Cash flows provided by (used for):
Operating activities	$1,648,763	$1,573,607	$1,532,798
Investing activities	$(321,362)	$(1,176,484)	$(409,504)
Financing activities	$(1,328,713)	$(376,952)	$(1,120,471)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the year ended December 31, 2025.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the year ended December 31, 2025 as compared to 2024 increased by approximately $75.2 million primarily as a result of the NOI and other changes discussed above in Results of Operations.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures. For the year ended December 31, 2025, key drivers were:

•
Acquired nine consolidated rental properties and two consolidated land parcels for approximately $661.6 million;
•
Disposed of eleven consolidated rental properties and one consolidated land parcel, receiving net proceeds of approximately $1.1 billion;
•
Invested $111.8 million primarily in consolidated development projects;
•
Invested $85.8 million primarily in unconsolidated development joint venture entities as well as unconsolidated investments in real estate technology funds/companies for various technology initiatives and the repayment of certain preferred interests in one joint venture;
•
Acquired its joint venture partners' interests (ranging from 10% to 25%) in three previously unconsolidated properties for approximately $16.4 million in cash and also contributed approximately $151.9 million for the respective joint ventures to repay the construction loans encumbering the properties, one of which was held by the Company. See Note 5 in the Notes to Consolidated Financial Statements for further discussion;
•
Advanced $102.3 million as replacement loans to two of its unconsolidated development joint ventures following the Company's repayment of outstanding principal balances on the third-party construction mortgages for these joint ventures. Subsequently, one of the joint ventures repaid the outstanding principal balance of $45.5 million to the Company in connection with the buyout of the partner. See Note 5 in the Notes to Consolidated Financial Statements for further discussion; and

•
Invested $342.0 million in capital expenditures to real estate presented in the table below.

For the year ended December 31, 2025, our actual capital expenditures to real estate included the following (dollar amounts in thousands):

Capital Expenditures to Real Estate

For the Year Ended December 31, 2025

	Same Store Properties	Non-Same Store Properties	Total Consolidated Properties
Total Consolidated Apartment Units	73,465	10,709	84,174

Total Capital Expenditures to Real Estate	$289,916	$52,124	$342,040

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders/unitholders and repurchase and other Common Share activity. For the year ended December 31, 2025, key drivers were:

•
Repaid $44.7 million on mortgage loans (inclusive of scheduled principal repayments);
•
Repaid $450.0 million of 3.375% unsecured notes;
•
Received net proceeds of $43.0 million from our unsecured commercial paper note program;
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $1.1 billion;
•
Issued $500.0 million of seven-year 4.95% unsecured notes, receiving net proceeds of approximately $498.6 million before underwriting fees, hedge termination costs and other expenses; and
•
Repurchased and retired 4,526,740 Common Shares, at a weighted average purchase price of $62.00 per share, for an aggregate purchased amount of approximately $280.7 million. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of December 31, 2025 and 2024 (amounts in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$55,904	$62,302
Restricted deposits	$102,950	$97,864
Unsecured revolving credit facility availability	$1,909,127	$1,952,067

Credit Facility and Commercial Paper Program

The Company has a $2.5 billion unsecured revolving credit facility maturing December 3, 2030. The Company has the ability to increase available borrowings by an additional $1.0 billion by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.725%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating. See Note 8 in the Notes to Consolidated Financial Statements for additional discussion of the Company’s credit facility.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.5 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.5 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of February 6, 2026 (amounts in thousands):

February 6, 2026
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(594,300)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,448)
Unsecured revolving credit facility availability	$1,902,252

Dividend Policy

The Company declared a dividend/distribution for each quarter in 2025 of $0.6925 per share/unit, an annualized increase of 2.6% over the amount paid in 2024. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in January 2026 amounted to $267.5 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended December 31, 2025.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $30.5 billion in investment in real estate on the Company’s balance sheet at December 31, 2025, $27.4 billion or 90.1% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise. For additional details, see Item 1A, Risk Factors.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of December 31, 2025 is as follows:

Debt Summary as of December 31, 2025

($ in thousands)

	Debt Balances	% of Total
Secured	$1,589,904	19.4%
Unsecured	6,585,106	80.6%
Total	$8,175,010	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,403,671	17.1%
Unsecured – Public	5,998,458	73.4%
Fixed Rate Debt	7,402,129	90.5%
Floating Rate Debt:
Secured – Tax Exempt	186,233	2.3%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	586,648	7.2%
Floating Rate Debt	772,881	9.5%
Total	$8,175,010	100.0%

The following table summarizes the Company’s debt maturity schedule as of December 31, 2025:

Debt Maturity Schedule as of December 31, 2025

($ in thousands)

Year	Fixed Rate	Floating Rate		Total	% of Total
2026	$592,025	$594,825	(1)	$1,186,850	14.4%
2027	400,000	8,200		408,200	4.9%
2028	900,000	9,000		909,000	11.0%
2029	888,120	9,700		897,820	10.9%
2030	1,148,462	10,800		1,159,262	14.1%
2031	528,500	37,700		566,200	6.9%
2032	500,000	26,100		526,100	6.4%
2033	550,000	—		550,000	6.7%
2034	600,000	—		600,000	7.3%
2035	—	25,175		25,175	0.3%
2036+	1,350,850	61,785		1,412,635	17.1%
Subtotal	7,457,957	783,285		8,241,242	100.0%
Deferred Financing Costs and Unamortized (Discount)	(55,828)	(10,404)		(66,232)	N/A
Total	$7,402,129	$772,881		$8,175,010	100.0%

(1)
Includes $587.4 million in principal outstanding on the Company’s commercial paper program.

Interest expected to be incurred on the Company’s secured and unsecured debt based on obligations outstanding at December 31, 2025, inclusive of capitalized interest, approximates $221.9 million annually for the next five years, with total remaining obligations of approximately $2.2 billion. For floating rate debt, the current rate in effect for the most recent payment through December 31, 2025 is assumed to be in effect through the respective maturity date of each instrument.

See Note 8 in the Notes to Consolidated Financial Statements for additional discussion of debt at December 31, 2025. See also Notes 7 and 15 in the Notes to Consolidated Financial Statements for additional discussion of contractual obligations and commitments as of December 31, 2025.

Capital Structure

The Company’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2025 is presented in the following table. The Company calculates the equity component of its market capitalization as the sum of (i) the total outstanding Common Shares and assumed conversion of all Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preferred shares outstanding.

Equity Residential

Capital Structure as of December 31, 2025

(Amounts in thousands except for share/unit and per share amounts)

Secured Debt			$1,589,904	19.4%
Unsecured Debt			6,585,106	80.6%
Total Debt			8,175,010	100.0%	25.1%
Common Shares (includes Restricted Shares)	377,806,173	97.6%
Units (includes OP Units and Restricted Units)	9,325,363	2.4%
Total Shares and Units	387,131,536	100.0%
Common Share Price at December 31, 2025	$63.04
			24,404,772	99.9%
Perpetual Preferred Equity			17,155	0.1%
Total Equity			24,421,927	100.0%	74.9%
Total Market Capitalization			$32,596,937		100.0%

The Operating Partnership’s “Consolidated Debt-to-Total Market Capitalization Ratio” as of December 31, 2025 is presented in the following table. The Operating Partnership calculates the equity component of its market capitalization as the sum of (i) the total outstanding Units at the equivalent market value of the closing price of the Company’s Common Shares on the New York Stock Exchange and (ii) the liquidation value of all perpetual preference units outstanding.

ERP Operating Limited Partnership

Capital Structure as of December 31, 2025

(Amounts in thousands except for unit and per unit amounts)

Secured Debt		$1,589,904	19.4%
Unsecured Debt		6,585,106	80.6%
Total Debt		8,175,010	100.0%	25.1%
Total Outstanding Units	387,131,536
Common Share Price at December 31, 2025	$63.04
		24,404,772	99.9%
Perpetual Preference Units		17,155	0.1%
Total Equity		24,421,927	100.0%	74.9%
Total Market Capitalization		$32,596,937		100.0%

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

The Company has an ATM share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. The current program matures in May 2028 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of February 6, 2026.

Forward sale agreements under the ATM program allow the Company, at its election, to settle the agreements by issuing Common Shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement or, alternatively, to settle the agreements in whole or in part through the delivery or receipt of Common Shares or cash. Issuances of shares under these forward sale agreements are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreements are recorded in the consolidated financial statements until settlement occurs. Prior to any settlements, the only impact to the consolidated financial statements is the inclusion of incremental shares, if any, within the calculation of diluted net income per share using the treasury stock method (see Note 10, if applicable, in the Notes to Consolidated Financial Statements). The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current overnight federal funds rate and the amount of dividends paid to holders of the Company’s Common Shares over the term of the forward sale agreement.

During the year ended December 31, 2025, the Company repurchased and subsequently retired approximately $280.7 million (4,526,740 shares at a weighted average price per share of $62.00) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR. The Company's Board of Trustees reauthorized and replenished the share repurchase program in the first quarter of 2025, giving the Company the authority to repurchase up to 13.0 million Common Shares. The Company's Board of Trustees replenished the share repurchase program again on December 11, 2025, giving the Company the authority to repurchase up to 13.0 million Common Shares. As of February 6, 2026, EQR has remaining authorization to repurchase up to 11,305,881 of its shares.

We believe our ability to access the capital markets is enhanced by ERPOP’s long-term senior debt ratings and short-term commercial paper ratings, as well as EQR’s long-term preferred equity ratings. As of February 6, 2026, the ratings are as follows:

	Standard & Poor’s	Moody's
ERPOP's long-term senior debt rating	A-	A3
ERPOP's short-term commercial paper rating	A-2	P-2
EQR's long-term preferred equity rating	BBB	Baa1

See Note 17 in the Notes to Consolidated Financial Statements for discussion of the events, if any, which occurred subsequent to December 31, 2025.

Inflation

Inflation primarily impacts our results of operations as a result of wage/payroll pressures, increases in utilities through escalation of commodity costs and increases in repair and maintenance costs through higher contractor costs. In addition, inflation could also impact the interest we pay on our floating rate debt and upon refinancing of fixed rate debt in a high-inflationary environment, our cost of capital and our cost of development, renovation and capital expenditure activities. However, the majority of our apartment leases have initial terms of 12 months or less, which generally enables us to compensate for inflationary effects by increasing rents on our apartment homes, subject to supply and demand conditions. Although an extreme or sustained escalation in costs could have a negative impact on our residents and their ability to absorb rent increases, we do not believe inflation had a material impact on our results of operations for the years ended December 31, 2025, 2024 and 2023.

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
•
Non-Same Store Properties – For annual comparisons, primarily includes all properties acquired during 2024 and 2025, plus any properties in lease-up and not stabilized as of January 1, 2024. Unless otherwise noted, includes both Residential and Non-Residential operations for these properties.
•
Physical Occupancy – The weighted average occupied apartment units for the reporting period divided by the average of total apartment units available for rent for the reporting period.
•
Residential – Consists of multifamily apartment revenues and expenses.
•
Same Store Properties – For annual comparisons, primarily includes all properties acquired or completed that are stabilized prior to January 1, 2024, less properties subsequently sold. Properties are included in Same Store when they are stabilized for all of the current and comparable periods presented. Unless otherwise noted, includes both Residential and Non-Residential operations for these properties.
•
% of Stabilized Budgeted NOI – Represents original budgeted 2026 NOI for stabilized properties and projected annual NOI at stabilization (defined as having achieved 90% Physical Occupancy for three consecutive months) for properties that are in lease-up.
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
•
Turnover – Total Residential move-outs (including inter-property and intra-property transfers) divided by total Residential apartment units. Retention rate is the opposite of Turnover.

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

The Company’s significant accounting policies are described in Note 2 in the Notes to Consolidated Financial Statements. These policies were followed in preparing the consolidated financial statements at and for the year ended December 31, 2025.

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

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for each of the three years ended December 31, 2025:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$1,151,949	$1,070,975	$868,488
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(4,455)	(6,212)	(6,340)
Preferred/preference distributions	(1,422)	(1,613)	(3,090)
Premium on redemption of Preferred Shares/Preference Units	—	(1,444)	—
Net income available to Common Shares and Units / Units	1,146,072	1,061,706	859,058
Adjustments:
Depreciation	1,010,400	952,191	888,709
Depreciation – Non-real estate additions	(3,600)	(3,791)	(4,268)
Depreciation – Partially Owned Properties	(2,013)	(2,132)	(2,130)
Depreciation – Unconsolidated Properties	16,890	7,191	2,860
Net (gain) loss on sales of unconsolidated entities - operating assets	(2,781)	(515)	—
Net (gain) loss on sales of real estate properties	(626,388)	(546,797)	(282,539)
Noncontrolling Interests share of gain (loss) on sales of real estate properties	—	1,857	2,336
FFO available to Common Shares and Units / Units (1) (3) (4)	1,538,580	1,469,710	1,464,026
Adjustments:
Write-off of pursuit costs	7,735	5,155	3,647
Debt extinguishment and preferred share/preference unit redemption (gains) losses	366	1,444	1,143
Non-operating asset (gains) losses	(20,777)	(16,311)	(13,323)
Other miscellaneous items	32,499	61,608	21,588
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,558,403	$1,521,606	$1,477,081

FFO (1) (3)	$1,540,002	$1,472,767	$1,467,116
Preferred/preference distributions	(1,422)	(1,613)	(3,090)
Premium on redemption of Preferred Shares/Preference Units	—	(1,444)	—
FFO available to Common Shares and Units / Units (1) (3) (4)	$1,538,580	$1,469,710	$1,464,026

Normalized FFO (2) (3)	$1,559,825	$1,523,219	$1,480,171
Preferred/preference distributions	(1,422)	(1,613)	(3,090)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$1,558,403	$1,521,606	$1,477,081

(1)
The National Association of Real Estate Investment Trusts (“Nareit”) defines funds from operations (“FFO”) (December 2018 White Paper) as net income (computed in accordance with GAAP), excluding gains or losses from sales and impairment write-downs of depreciable real estate and land when connected to the main business of a REIT, impairment write-downs of investments in entities when the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity and depreciation and amortization related to real estate. Adjustments for partially owned consolidated and unconsolidated partnerships and joint ventures are calculated to reflect funds from operations on the same basis.
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

As of December 31, 2025 and 2024, the Company had total variable rate debt of $0.8 billion, representing 9.5% of total debt for both periods. If interest rates had been 100 basis points higher in 2025 and 2024 and average balances coincided with year end balances, our annual interest expense would have been $7.7 million higher for both periods. Unsecured notes issued under the Company’s commercial paper program are treated as variable rate debt for the purposes of this calculation even though they do not have a stated interest rate, given their short-term nature. The effect of derivatives, if applicable, is also considered when computing the total amount of variable rate debt.

Changes in interest rates also affect the estimated fair market value of our fixed rate debt, computed using a discounted cash flow model. As of December 31, 2025, the Company had total outstanding fixed rate debt of $7.4 billion, or 90.5% of total debt, with an estimated fair market value of $7.1 billion. If interest rates had been 100 basis points lower as of December 31, 2025, the estimated fair market value would have increased by approximately $394.7 million. As of December 31, 2024, the Company had total outstanding fixed rate debt of $7.3 billion, or 90.5% of total debt, with an estimated fair market value of $6.8 billion. If interest rates had been 100 basis points lower as of December 31, 2024, the estimated fair market value would have increased by approximately $400.3 million.

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

None.

Item 9A. Controls and Procedures

Equity Residential

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2025, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2025. Our internal control over financial reporting has been audited as of December 31, 2025 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a) Evaluation of Disclosure Controls and Procedures:

Effective as of December 31, 2025, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Based on the Operating Partnership’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that its internal control over financial reporting was effective as of December 31, 2025. Our internal control over financial reporting has been audited as of December 31, 2025 by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

(c) Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the fourth quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

Item 9B. Other Information

During the quarter ended December 31, 2025, no trustee or officer of the Company adopted or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Items 10, 11, 12, 13 and 14.

Trustees, Executive Officers and Corporate Governance; Executive Compensation; Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters; Certain Relationships and Related Transactions, and Trustee Independence; and Principal Accountant Fees and Services

The information required by Item 10, Item 11, Item 12 (with the exception of the Equity Compensation Plan Information provided below), Item 13 and Item 14 is incorporated by reference to, and will be contained in, Equity Residential’s Proxy Statement, which the Company intends to file no later than 120 days after the end of its fiscal year ended December 31, 2025, and thus these items have been omitted in accordance with General Instruction G(3) to Form 10-K. Equity Residential is the general partner and 97.6% owner of ERP Operating Limited Partnership.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to the Company’s Common Shares that may be issued under its existing equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
	(a) (1)	(b) (1)	(c) (2)
Equity compensation plans approved by shareholders	3,993,585	$65.25	9,146,120
Equity compensation plans not approved by shareholders	N/A	N/A	N/A

(1)
The amounts shown in columns (a) and (b) of the above table do not include 463,795 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company’s 2019 Share Incentive Plan, as amended (the “2019 Plan”), and outstanding Common Shares that have been purchased by employees and trustees under the Company’s ESPP.
(2)
Includes 6,841,622 Common Shares that may be issued under the 2019 Plan and 2,304,498 Common Shares that may be sold to employees and trustees under the ESPP.

On June 27, 2019, the shareholders of EQR approved the Company's 2019 Plan and the Company filed a Form S-8 registration statement to register 11,331,958 Common Shares under this plan. As of December 31, 2025, 6,841,622 shares were available for future issuance. The 2019 Plan expires on June 27, 2029.

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis, with ERPOP receiving the net cash proceeds of such issuances.

PART IV

Item 15. Exhibits and Financial Statement Schedules

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

Exhibit	Description	Location
3.1	Articles of Restatement of Declaration of Trust of Equity Residential dated December 9, 2004.	Included as Exhibit 3.1 to Equity Residential’s Form 10-K for the year ended December 31, 2004.

3.2	Ninth Amended and Restated Bylaws of Equity Residential, effective September 19, 2024.	Included as Exhibit 3.1 to Equity Residential's Form 8-K dated September 19, 2024, filed on September 24, 2024.

3.3	Seventh Amended and Restated Agreement of Limited Partnership for ERP Operating Limited Partnership, dated as of March 18, 2021 and effective as of January 1, 2020.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated March 18, 2021, filed on March 24, 2021.

3.4	Form of Preference Unit Term Sheet for 3.00% Series Q Cumulative Redeemable Preference Units.	Included as Exhibit 3.1 to ERP Operating Limited Partnership's Form 8-K dated April 13, 2023, filed on April 19, 2023.

4.1	Description of Equity Residential Common Shares Registered Under Section 12 of the Securities Exchange Act of 1934.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2024.

4.2	Description of ERP Operating Limited Partnership Notes Registered Under Section 12 of the Securities Exchange Act of 1934.	Included as Exhibit 4.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2019.

4.3	Description of ERP Operating Limited Partnership OP Units Registered Under Section 12 of the Securities Exchange Act of 1934.	Included as Exhibit 4.3 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2023.

4.4	Indenture, dated October 1, 1994, between the Operating Partnership and The Bank of New York Mellon Trust Company, N.A., as successor trustee (“Indenture”).	Included as Exhibit 4(a) to ERP Operating Limited Partnership’s Form S-3 filed on October 7, 1994. **

4.5	First Supplemental Indenture to Indenture, dated as of September 9, 2004.	Included as Exhibit 4.2 to ERP Operating Limited Partnership’s Form 8-K, filed on September 10, 2004.

4.6	Second Supplemental Indenture to Indenture, dated as of August 23, 2006.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated August 16, 2006, filed on August 23, 2006.

4.7	Third Supplemental Indenture to Indenture, dated as of June 4, 2007.	Included as Exhibit 4.1 to ERP Operating Limited Partnership’s Form 8-K dated May 30, 2007, filed on June 1, 2007.

4.8	Fourth Supplemental Indenture to Indenture, dated as of December 12, 2011.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated December 7, 2011, filed on December 9, 2011.

4.9	Fifth Supplemental Indenture to Indenture, dated as of February 1, 2016.	Included as Exhibit 4.6 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2015.

4.10	Terms Agreement regarding 7.57% Notes due August 15, 2026.	Included as Exhibit 1 to ERP Operating Limited Partnership’s Form 8-K, filed on August 13, 1996.

4.11	Form of 2.850% Note due November 1, 2026.	Included as Exhibit 4.1 to ERP Operating Limited Partnership's Form 8-K dated October 4, 2016, filed on October 7, 2016.

4.12	Form of 3.250% Note due August 1, 2027.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

4.13	Form of 3.500% Note due March 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 1, 2018, filed on February 6, 2018.

4.14	Form of 4.150% Note due December 1, 2028.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated November 28, 2018, filed on November 29, 2018.

4.15	Form of 3.000% Note due July 1, 2029.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 17, 2019, filed on June 20, 2019.

4.16		Form of 2.500% Note due February 15, 2030.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 20, 2019, filed on August 22, 2019.

4.17		Form of 1.850% Note due August 1, 2031.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated August 3, 2021, filed on August 5, 2021.

4.18		Form of 4.950% Note due June 15, 2032.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated May 1, 2025, filed on May 2, 2025.

4.19		Form of 4.650% Note due September 15, 2034.	Included as Exhibit 4.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated September 9, 2024, filed on September 10, 2024.

4.20		Form of 4.500% Note due July 1, 2044.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated June 16, 2014, filed on June 18, 2014.

4.21		Form of 4.500% Note due June 1, 2045.	Included as Exhibit 4.2 to ERP Operating Limited Partnership's Form 8-K dated May 11, 2015, filed on May 13, 2015.

4.22		Form of 4.000% Note due August 1, 2047.	Included as Exhibit 4.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated July 31, 2017, filed on August 2, 2017.

10.1	*	Equity Residential Executive Severance Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated December 12, 2024, filed on December 18, 2024.

10.2		Revolving Credit Agreement, dated as of December 3, 2025, among ERP Operating Limited Partnership, Bank of America, N.A., as Administrative Agent, and the financial institutions party thereto.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated December 3, 2025, filed on December 4, 2025.

10.3		Amended and Restated Limited Partnership Agreement of Lexford Properties, L.P.	Included as Exhibit 10.16 to Equity Residential's Form 10-K for the year ended December 31, 1999.

10.4	*	Equity Residential 2019 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 27, 2019, filed on July 1, 2019.

10.5	*	Equity Residential 2011 Share Incentive Plan.	Included as Exhibit 99.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated June 16, 2011, filed on June 22, 2011.

10.6	*	First Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2012.

10.7	*	Second Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2013.

10.8	*	Third Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2014.

10.9	*	Fourth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2014.

10.10	*	Fifth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2016.

10.11	*	Sixth Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.18 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2016.

10.12	*	Seventh Amendment to 2011 Share Incentive Plan.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2017.

10.13	*	Form of 2022 Long-Term Incentive Plan Award Agreement.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2022.

10.14	*	Form of 2025 Long-Term Incentive Plan Award Agreement.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended March 31, 2025.

10.15	*	Form of Change in Control/Severance Agreement between the Company and other executive officers.	Included as Exhibit 10.13 to Equity Residential's Form 10-K for the year ended December 31, 2001.

10.16	*	Form of First Amendment to Amended and Restated Change in Control/Severance Agreement with each executive officer.	Included as Exhibit 10.1 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2009.

10.17	*	Form of Indemnification Agreement between the Company and each trustee and executive officer.	Included as Exhibit 10.18 to Equity Residential's Form 10-K for the year ended December 31, 2003.

10.18	*	Form of Executive Retirement Benefits Agreement.	Included as Exhibit 10.24 to Equity Residential's Form 10-K for the year ended December 31, 2006.

10.19	*	Age 62 Retirement Agreement, dated September 4, 2018, by and between Equity Residential and David J. Neithercut.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2018.

10.20	*	Rule of 70 Retirement Agreement, dated June 26, 2025, by and between Equity Residential and Alexander Brackenridge.	Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2025.

10.21	*	The Equity Residential Supplemental Executive Retirement Plan as Amended and Restated effective April 1, 2017.	Included as Exhibit 10.2 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2017.

10.22	*	Amendment to the Equity Residential Supplemental Executive Retirement Plan, effective as of June 1, 2020.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended June 30, 2020.

10.23	*	Amendment to the Equity Residential Supplemental Executive Retirement Plan, effective as of October 1, 2022.	Included as Exhibit 10.1 to Equity Residential's and ERP Operating Limited Partnership's Form 10-Q for the quarterly period ended September 30, 2022.

10.24	*	The Equity Residential Grandfathered Supplemental Executive Retirement Plan as Amended and Restated effective January 1, 2005.	Included as Exhibit 10.2 to Equity Residential's Form 10-Q for the quarterly period ended March 31, 2008.

10.25		Distribution Agreement, dated May 15, 2025.	Included as Exhibit 1.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on May 15, 2025.

10.26		Form of Master Forward Sale Confirmation.	Included as Exhibit 1.2 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated and filed on May 15, 2025.

10.27		Archstone Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.3 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.28		Archstone Parallel Residual JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.4 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.29		Archstone Parallel Residual JV 2, LLC Limited Liability Company Agreement.	Included as Exhibit 10.5 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

10.30		Legacy Holdings JV, LLC Limited Liability Company Agreement.	Included as Exhibit 10.6 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated February 27, 2013, filed on February 28, 2013.

19		Equity Residential Securities Trading Policy.	Included as Exhibit 19 to Equity Residential's and ERP Operating Limited Partnership's Form 10-K for the year ended December 31, 2024.

21		List of Subsidiaries of Equity Residential and ERP Operating Limited Partnership.	Attached herein.

23.1		Consent of Ernst & Young LLP - Equity Residential.	Attached herein.

23.2		Consent of Ernst & Young LLP - ERP Operating Limited Partnership.	Attached herein.

24		Power of Attorney.	See the signature page to this report.

31.1		Equity Residential - Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential - Certification of Bret D. McLeod, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership - Certification of Mark J. Parrell, Chief Executive Officer of Registrant's General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership - Certification of Bret D. McLeod, Chief Financial Officer of Registrant's General Partner.	Attached herein.

32.1	Equity Residential - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

32.2	Equity Residential - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bret D. McLeod, Chief Financial Officer of the Company.	Attached herein.

32.3

ERP Operating Limited Partnership - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of Registrant's General Partner.

Attached herein.

32.4

ERP Operating Limited Partnership - Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bret D. McLeod, Chief Financial Officer of Registrant's General Partner.

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

EQUITY RESIDENTIAL

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 13, 2026

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

By:	/s/ Mark J. Parrell
Mark J. Parrell President and Chief Executive Officer (Principal Executive Officer)

Date:	February 13, 2026

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

POWER OF ATTORNEY

KNOW ALL MEN/WOMEN BY THESE PRESENTS, that each person whose signature appears below, hereby constitutes and appoints Mark J. Parrell, Bret D. McLeod and Ian S. Kaufman, or any of them, his or her attorneys-in-fact and agents, with full power of substitution and resubstitution for him or her in any and all capacities, to do all acts and things which said attorneys and agents, or any of them, deem advisable to enable the company to comply with the Securities Exchange Act of 1934, as amended, and any requirements or regulations of the Securities and Exchange Commission in respect thereof, in connection with the company’s filing of an annual report on Form 10-K for the company’s fiscal year 2025, including specifically, but without limitation of the general authority hereby granted, the power and authority to sign his or her name as a trustee or officer, or both, of the company, as indicated below opposite his or her signature, to the Form 10-K, and any amendment thereto; and each of the undersigned does hereby fully ratify and confirm all that said attorneys and agents, or any of them, or the substitute of any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of each registrant and in the capacities set forth below and on the dates indicated:

Name	Title	Date

/s/ Mark J. Parrell	President, Chief Executive Officer and Trustee	February 13, 2026
Mark J. Parrell	(Principal Executive Officer)

/s/ Bret D. McLeod	Executive Vice President and Chief Financial Officer	February 13, 2026
Bret D. McLeod	(Principal Financial Officer)

/s/ Ian S. Kaufman	Senior Vice President and Chief Accounting Officer	February 13, 2026
Ian S. Kaufman	(Principal Accounting Officer)

/s/ Angela M. Aman	Trustee	February 13, 2026
Angela M. Aman

/s/ Linda Walker Bynoe	Trustee	February 13, 2026
Linda Walker Bynoe

/s/ Chris Carr	Trustee	February 13, 2026
Chris Carr

/s/ Mary Kay Haben	Trustee	February 13, 2026
Mary Kay Haben

/s/ Ann C. Hoff	Trustee	February 13, 2026
Ann C. Hoff

/s/ Tahsinul Zia Huque	Trustee	February 13, 2026
Tahsinul Zia Huque

/s/ Nina P. Jones	Trustee	February 13, 2026
Nina P. Jones

/s/ David J. Neithercut	Chairman of the Board of Trustees	February 13, 2026
David J. Neithercut

/s/ Mark S. Shapiro	Trustee	February 13, 2026
Mark S. Shapiro

/s/ Stephen E. Sterrett	Trustee	February 13, 2026
Stephen E. Sterrett

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Residential

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Equity Residential (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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

Impairment of Long-Lived Assets

Description of the Matter

At December 31, 2025, the Company’s net investment in real estate was approximately $19.4 billion. As more fully described in Note 2 to the consolidated financial statements, the Company periodically evaluates its long-lived assets, including its investment in real estate, net, for impairment. The judgments and assumptions regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal, regulatory and environmental concerns, as well as the Company’s intent and ability to hold the related asset.

Auditing the Company's process to evaluate indicators of impairment on depreciable property was complex due to a high degree of subjectivity in the identification of events or changes in circumstances that may indicate impairment was present. Changes in these judgments could have a material impact on the Company’s analysis.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s long-lived asset impairment evaluation, including controls over management’s determination and review of certain assumptions used in the analysis described above.

We performed audit procedures that included, among others, evaluating the judgments used by management to identify whether indicators of impairment were present and testing the assumptions and completeness and accuracy of market and operating data used by the Company in its analysis. We compared the assumptions used by management to current market data and performed a sensitivity analysis over certain assumptions. We also held discussions with management and read the minutes of meetings of the Board of Trustees and related committees to understand whether there were any changes in management’s operating plans that would result in the disposal of a property significantly before the end of its useful life.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
We have served as the Company’s auditor since 1996.
Chicago, Illinois
February 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of ERP Operating Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ERP Operating Limited Partnership (the Operating Partnership) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Operating Partnership at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Operating Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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

Impairment of Long-Lived Assets

Description of the Matter

At December 31, 2025, the Operating Partnership’s net investment in real estate was approximately $19.4 billion. As more fully described in Note 2 to the consolidated financial statements, the Operating Partnership periodically evaluates its long-lived assets, including its investment in real estate, net, for impairment. The judgments and assumptions regarding the existence of impairment indicators are based on factors such as operational performance, market conditions, legal, regulatory and environmental concerns, as well as the Operating Partnership’s intent and ability to hold the related asset.

Auditing the Operating Partnership's process to evaluate indicators of impairment on depreciable property was complex due to a high degree of subjectivity in the identification of events or changes in circumstances that may indicate impairment was present. Changes in these judgments could have a material impact on the Operating Partnership’s analysis.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Operating Partnership’s long-lived asset impairment evaluation, including controls over management’s determination and review of certain assumptions used in the analysis described above.

We performed audit procedures that included, among others, evaluating the judgments used by management to identify whether indicators of impairment were present and testing the assumptions and completeness and accuracy of market and operating data used by the Operating Partnership in its analysis. We compared the assumptions used by management to current market data and performed a sensitivity analysis over certain assumptions. We also held discussions with management and read the minutes of meetings of the Board of Trustees and related committees to understand whether there were any changes in management’s operating plans that would result in the disposal of a property significantly before the end of its useful life.

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP
We have served as the Operating Partnership’s auditor since 1996.
Chicago, Illinois
February 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Trustees of Equity Residential

Opinion on Internal Control Over Financial Reporting

We have audited Equity Residential’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Equity Residential (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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
February 13, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of ERP Operating Limited Partnership

Opinion on Internal Control Over Financial Reporting

We have audited ERP Operating Limited Partnership’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, ERP Operating Limited Partnership (the Operating Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Operating Partnership as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive income, changes in capital and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 13, 2026 expressed an unqualified opinion thereon.

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

/s/ ERNST & YOUNG LLP
ERNST & YOUNG LLP

Chicago, Illinois
February 13, 2026

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

	December 31,	December 31,
	2025	2024
ASSETS
Land	$5,563,407	$5,606,531
Depreciable property	24,705,540	24,039,412
Projects under development	100,561	261,706
Land held for development	86,341	63,142
Investment in real estate	30,455,849	29,970,791
Accumulated depreciation	(11,016,900)	(10,412,463)
Investment in real estate, net	19,438,949	19,558,328
Investments in unconsolidated entities	325,939	386,531
Cash and cash equivalents	55,904	62,302
Restricted deposits	102,950	97,864
Right-of-use assets	454,916	455,445
Other assets	367,365	273,706
Total assets	$20,746,023	$20,834,176

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,589,904	$1,630,690
Notes, net	5,998,458	5,947,376
Line of credit and commercial paper	586,648	543,679
Accounts payable and accrued expenses	109,165	99,347
Accrued interest payable	73,860	74,176
Lease liabilities	304,575	304,897
Other liabilities	324,616	310,559
Security deposits	82,155	75,611
Distributions payable	267,508	263,494
Total liabilities	9,336,889	9,249,829

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	176,289	338,563
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 343,100 shares issued and outstanding as of December 31, 2025 and December 31, 2024	17,155	17,155
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 377,806,173 shares issued and outstanding as of December 31, 2025 and 379,475,383 shares issued and outstanding as of December 31, 2024	3,778	3,795
Paid in capital	9,824,460	9,611,826
Retained earnings	1,193,931	1,407,570
Accumulated other comprehensive income (loss)	2,175	4,214
Total shareholders’ equity	11,041,499	11,044,560
Noncontrolling Interests:
Operating Partnership	192,135	201,942
Partially Owned Properties	(789)	(718)
Total Noncontrolling Interests	191,346	201,224
Total equity	11,232,845	11,245,784
Total liabilities and equity	$20,746,023	$20,834,176

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

	Year Ended December 31,
	2025	2024	2023
REVENUES
Rental income	$3,093,959	$2,980,108	$2,873,964

EXPENSES
Property and maintenance	564,704	529,737	514,575
Real estate taxes and insurance	450,454	432,089	412,114
Property management	133,369	132,739	119,804
General and administrative	65,280	61,653	60,716
Depreciation	1,010,400	952,191	888,709
Total expenses	2,224,207	2,108,409	1,995,918

Net gain (loss) on sales of real estate properties	626,388	546,797	282,539
Interest and other income	52,440	30,329	22,345
Other expenses	(60,485)	(74,051)	(29,419)
Interest:
Expense incurred, net	(306,798)	(285,735)	(269,556)
Amortization of deferred financing costs	(8,768)	(7,834)	(8,941)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	1,172,529	1,081,205	875,014
Income and other tax (expense) benefit	(1,585)	(1,256)	(1,148)
Income (loss) from investments in unconsolidated entities	(18,915)	(8,974)	(5,378)
Net gain (loss) on sales of land parcels	(80)	—	—
Net income	1,151,949	1,070,975	868,488
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(27,405)	(28,932)	(26,710)
Partially Owned Properties	(4,455)	(6,212)	(6,340)
Net income attributable to controlling interests	1,120,089	1,035,831	835,438
Preferred distributions	(1,422)	(1,613)	(3,090)
Premium on redemption of Preferred Shares	—	(1,444)	—
Net income available to Common Shares	$1,118,667	$1,032,774	$832,348

Earnings per share – basic:
Net income available to Common Shares	$2.95	$2.73	$2.20
Weighted average Common Shares outstanding	379,610	378,795	378,773

Earnings per share – diluted:
Net income available to Common Shares	$2.94	$2.72	$2.20
Weighted average Common Shares outstanding	390,411	390,740	390,897

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2025	2024	2023
Comprehensive income:
Net income	$1,151,949	$1,070,975	$868,488
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(3,550)	(3,989)	4,514
Losses reclassified into earnings from other comprehensive income	1,511	2,499	3,737
Other comprehensive income (loss)	(2,039)	(1,490)	8,251
Comprehensive income	1,149,910	1,069,485	876,739
Comprehensive (income) attributable to Noncontrolling Interests	(31,803)	(35,103)	(33,307)
Comprehensive income attributable to controlling interests	$1,118,107	$1,034,382	$843,432

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,151,949	$1,070,975	$868,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,010,400	952,191	888,709
Amortization of deferred financing costs	8,768	7,834	8,941
Amortization of discounts and premiums on debt	5,268	5,151	4,091
Amortization of deferred settlements on derivative instruments	1,499	2,488	3,725
Amortization of right-of-use assets	12,835	14,548	12,795
Write-off of pursuit costs	7,735	5,155	3,647
(Income) loss from investments in unconsolidated entities	18,915	8,974	5,378
Distributions from unconsolidated entities – return on capital	4,540	555	559
Net (gain) loss on sales of real estate properties	(626,388)	(546,797)	(282,539)
Net (gain) loss on sales of land parcels	80	—	—
Realized (gain) loss on investment securities	51	1,992	(1,504)
Unrealized (gain) loss on investment securities	(25,399)	(19,880)	(13,466)
Compensation paid with Company Common Shares	32,210	31,287	31,815
Changes in assets and liabilities:
(Increase) decrease in other assets	(8,745)	(11,813)	(10,203)
Increase (decrease) in accounts payable and accrued expenses	15,368	3,249	8,911
Increase (decrease) in accrued interest payable	(316)	8,460	(594)
Increase (decrease) in lease liabilities	(2,256)	(3,863)	(1,551)
Increase (decrease) in other liabilities	36,185	36,668	5,358
Increase (decrease) in security deposits	6,064	6,433	238
Net cash provided by operating activities	1,648,763	1,573,607	1,532,798
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(661,594)	(1,595,100)	(324,497)
Investment in real estate – development/other	(111,808)	(129,822)	(78,197)
Capital expenditures to real estate	(342,040)	(301,434)	(319,342)
Non-real estate capital additions	(4,583)	(2,766)	(1,851)
Interest capitalized for real estate and unconsolidated entities under development	(12,436)	(14,489)	(12,347)
Proceeds from disposition of real estate, net	1,107,259	960,398	374,018
Investments in unconsolidated entities – acquisitions	—	(31,286)	(2,800)
Investments in unconsolidated entities – development/other	(85,789)	(78,435)	(47,180)
Distributions from unconsolidated entities – return of capital	13,880	1,409	42
Purchase of investment securities and other investments	(250)	—	(2,500)
Proceeds from sale of investment securities	1,040	15,041	3,042
Mortgage receivables from unconsolidated entities – issuances	(102,290)	—	—
Mortgage receivables from unconsolidated entities – repayments	45,535	—	—
Consolidation of previously unconsolidated entities	(168,286)	—	2,108
Net cash provided by (used for) investing activities	(321,362)	(1,176,484)	(409,504)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(13,874)	$(5,307)	$(4,106)
Mortgage notes payable, net:
Proceeds	—	—	572,896
Lump sum payoffs	(37,940)	—	(932,598)
Scheduled principal repayments	(6,800)	(6,100)	(3,354)
Notes, net:
Proceeds	498,580	597,954	—
Lump sum payoffs	(450,000)	—	—
Line of credit and commercial paper:
Line of credit proceeds	—	392,000	—
Line of credit repayments	—	(392,000)	—
Commercial paper proceeds	47,905,339	33,116,303	6,124,068
Commercial paper repayments	(47,862,370)	(32,981,755)	(5,844,892)
Proceeds from (payments on) settlement of derivative instruments	(3,550)	(3,989)	25,169
Finance ground lease principal payments	(2,946)	(2,880)	(2,662)
Proceeds from Employee Share Purchase Plan (ESPP)	2,745	3,522	3,517
Proceeds from exercise of options	5,474	23,000	23,632
Common Shares repurchased and retired	(280,720)	(38,474)	(49,105)
Redemption of Preferred Shares	—	(20,125)	—
Premium on redemption of Preferred Shares	—	(1,444)	—
Payment of offering costs	(763)	—	—
Other financing activities, net	(105)	(94)	(75)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(3,129)	(3,737)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	583	9
Contributions – Noncontrolling Interests – Operating Partnership	5	2	1
Distributions:
Common Shares	(1,046,247)	(1,019,050)	(990,148)
Preferred Shares	(1,422)	(2,386)	(3,090)
Noncontrolling Interests – Operating Partnership	(29,698)	(30,419)	(30,253)
Noncontrolling Interests – Partially Owned Properties	(4,421)	(3,164)	(5,743)
Net cash provided by (used for) financing activities	(1,328,713)	(376,952)	(1,120,471)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(1,312)	20,171	2,823
Cash and cash equivalents and restricted deposits, beginning of year	160,166	139,995	137,172
Cash and cash equivalents and restricted deposits, end of year	$158,854	$160,166	$139,995

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$55,904	$62,302	$50,743
Restricted deposits	102,950	97,864	89,252
Total cash and cash equivalents and restricted deposits, end of year	$158,854	$160,166	$139,995

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$274,153	$241,034	$248,990
Net cash paid (received) for income and other taxes	$1,121	$1,339	$1,091
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$—	$42,256
Amortization of deferred financing costs:
Investment in real estate, net	$—	$—	$(211)
Other assets	$3,062	$2,785	$2,785
Mortgage notes payable, net	$1,122	$1,047	$2,527
Notes, net	$4,584	$4,002	$3,840
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,832	$2,841	$1,843
Notes, net	$2,436	$2,310	$2,248
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(12)	$(11)	$(12)
Accumulated other comprehensive income	$1,511	$2,499	$3,737
Write-off of pursuit costs:
Investment in real estate, net	$3,930	$2,809	$527
Investments in unconsolidated entities	$3,439	$1,717	$2,186
Other assets	$366	$629	$934
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$18,436	$7,739	$4,132
Other liabilities	$479	$1,235	$1,246
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(89)	$—	$(3,749)
Other liabilities	$3,639	$3,989	$(765)
Accumulated other comprehensive income	$(3,550)	$(3,989)	$4,514
Investment in real estate – acquisitions:
Investment in real estate, net	$(661,594)	$(1,573,920)	$(324,497)
Right-of-use assets	$—	$(12,727)	$—
Other assets	$—	$(8,453)	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(6,780)	$(6,328)	$(4,010)
Investments in unconsolidated entities	$(5,656)	$(8,161)	$(8,337)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(64,993)	$(76,455)	$(45,770)
Other liabilities	$(20,796)	$(1,980)	$(1,410)
Consolidation of previously unconsolidated entities:
Investment in real estate, net	$(256,685)	$—	$(50,315)
Investments in unconsolidated entities	$90,254	$—	$46,327
Right-of-use assets	$(7,426)	$—	$—
Other assets	$3	$—	$—
Accounts payable and accrued expenses	$4,819	$—	$75
Other liabilities	$269	$—	$2,000
Security deposits	$480	$—	$—
Noncontrolling Interests – Partially Owned Properties	$—	$—	$4,021

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Debt financing costs:
Other assets	$(9,356)	$—	$—
Mortgage notes payable, net	$—	$—	$(4,106)
Notes, net	$(4,518)	$(5,307)	$—
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$89	$—	$25,613
Other liabilities	$(3,639)	$(3,989)	$(444)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(4,880)	$—	$(7,105)
Lease liabilities	$4,880	$—	$7,105
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$692	$—	$636
Other assets	$(692)	$—	$(636)
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$2,570	$(1,457)	$24,767
Other liabilities	$(2,068)	$2,051	$(56,845)
Paid in capital	$(502)	$(594)	$32,078

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

	Year Ended December 31,
	2025	2024	2023
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of year	$17,155	$37,280	$37,280
Partial redemption of 8.29% Series K Cumulative Redeemable	—	(20,125)	—
Balance, end of year	$17,155	$17,155	$37,280
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of year	$3,795	$3,793	$3,784
Conversion of OP Units into Common Shares	25	2	10
Exercise of share options	1	4	5
Employee Share Purchase Plan (ESPP)	—	1	1
Common Shares repurchased and retired	(45)	(7)	(9)
Share-based employee compensation expense:
Restricted shares	2	2	2
Balance, end of year	$3,778	$3,795	$3,793
PAID IN CAPITAL
Balance, beginning of year	$9,611,826	$9,601,866	$9,476,085
Common Share Issuance:
Conversion of OP Units into Common Shares	45,121	8,768	23,938
Exercise of share options	5,473	22,996	23,627
Employee Share Purchase Plan (ESPP)	2,745	3,521	3,516
Share-based employee compensation expense:
Restricted shares	14,199	13,905	12,484
Share options	3,535	3,441	4,628
ESPP discount	493	711	644
Offering costs	(763)	—	—
Supplemental Executive Retirement Plan (SERP)	(502)	(594)	32,078
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	1,120	(900)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	105,003	(49,366)	7,667
Adjustment for Noncontrolling Interests ownership in Operating Partnership	37,330	5,458	18,099
Balance, end of year	$9,824,460	$9,611,826	$9,601,866
RETAINED EARNINGS
Balance, beginning of year	$1,407,570	$1,437,185	$1,658,837
Net income attributable to controlling interests	1,120,089	1,035,831	835,438
Common Share distributions	(1,051,631)	(1,023,922)	(1,004,904)
Preferred Share distributions	(1,422)	(1,613)	(3,090)
Premium on redemption of Preferred Shares - cash charge	—	(1,444)	—
Common Shares repurchased and retired	(280,675)	(38,467)	(49,096)
Balance, end of year	$1,193,931	$1,407,570	$1,437,185
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$4,214	$5,704	$(2,547)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(3,550)	(3,989)	4,514
Losses reclassified into earnings from other comprehensive income	1,511	2,499	3,737
Balance, end of year	$2,175	$4,214	$5,704

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$2.77	$2.70	$2.65

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

	Year Ended December 31,
	2025	2024	2023
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of year	$201,942	$202,306	$209,961
Issuance of restricted units to Noncontrolling Interests	5	2	1
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(45,146)	(8,770)	(23,948)
Equity compensation associated with Noncontrolling Interests	16,316	15,462	16,430
Net income attributable to Noncontrolling Interests	27,405	28,932	26,710
Distributions to Noncontrolling Interests	(28,328)	(30,583)	(30,107)
Change in book value of Redeemable Noncontrolling Interests – Operating Partnership	57,271	51	21,358
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(37,330)	(5,458)	(18,099)
Balance, end of year	$192,135	$201,942	$202,306
PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$(718)	$994	$(721)
Net income attributable to Noncontrolling Interests	4,455	6,212	6,340
Contributions by Noncontrolling Interests	—	583	9
Distributions to Noncontrolling Interests	(4,526)	(3,258)	(5,818)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(4,249)	(2,837)
Consolidation of previously unconsolidated entities	—	—	4,021
Other	—	(1,000)	—
Balance, end of year	$(789)	$(718)	$994

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

	December 31,	December 31,
	2025	2024
ASSETS
Land	$5,563,407	$5,606,531
Depreciable property	24,705,540	24,039,412
Projects under development	100,561	261,706
Land held for development	86,341	63,142
Investment in real estate	30,455,849	29,970,791
Accumulated depreciation	(11,016,900)	(10,412,463)
Investment in real estate, net	19,438,949	19,558,328
Investments in unconsolidated entities	325,939	386,531
Cash and cash equivalents	55,904	62,302
Restricted deposits	102,950	97,864
Right-of-use assets	454,916	455,445
Other assets	367,365	273,706
Total assets	$20,746,023	$20,834,176

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,589,904	$1,630,690
Notes, net	5,998,458	5,947,376
Line of credit and commercial paper	586,648	543,679
Accounts payable and accrued expenses	109,165	99,347
Accrued interest payable	73,860	74,176
Lease liabilities	304,575	304,897
Other liabilities	324,616	310,559
Security deposits	82,155	75,611
Distributions payable	267,508	263,494
Total liabilities	9,336,889	9,249,829

Commitments and contingencies

Redeemable Limited Partners	176,289	338,563
Capital:
Partners’ Capital:
Preference Units	17,155	17,155
General Partner	11,022,169	11,023,191
Limited Partners	192,135	201,942
Accumulated other comprehensive income (loss)	2,175	4,214
Total partners’ capital	11,233,634	11,246,502
Noncontrolling Interests – Partially Owned Properties	(789)	(718)
Total capital	11,232,845	11,245,784
Total liabilities and capital	$20,746,023	$20,834,176

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2025	2024	2023
REVENUES
Rental income	$3,093,959	$2,980,108	$2,873,964

EXPENSES
Property and maintenance	564,704	529,737	514,575
Real estate taxes and insurance	450,454	432,089	412,114
Property management	133,369	132,739	119,804
General and administrative	65,280	61,653	60,716
Depreciation	1,010,400	952,191	888,709
Total expenses	2,224,207	2,108,409	1,995,918

Net gain (loss) on sales of real estate properties	626,388	546,797	282,539
Interest and other income	52,440	30,329	22,345
Other expenses	(60,485)	(74,051)	(29,419)
Interest:
Expense incurred, net	(306,798)	(285,735)	(269,556)
Amortization of deferred financing costs	(8,768)	(7,834)	(8,941)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	1,172,529	1,081,205	875,014
Income and other tax (expense) benefit	(1,585)	(1,256)	(1,148)
Income (loss) from investments in unconsolidated entities	(18,915)	(8,974)	(5,378)
Net gain (loss) on sales of land parcels	(80)	—	—
Net income	1,151,949	1,070,975	868,488
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(4,455)	(6,212)	(6,340)
Net income attributable to controlling interests	$1,147,494	$1,064,763	$862,148
ALLOCATION OF NET INCOME:
Preference Units	$1,422	$1,613	$3,090
Premium on redemption of Preference Units	$—	$1,444	$—

General Partner	$1,118,667	$1,032,774	$832,348
Limited Partners	27,405	28,932	26,710
Net income available to Units	$1,146,072	$1,061,706	$859,058

Earnings per Unit – basic:
Net income available to Units	$2.95	$2.73	$2.20
Weighted average Units outstanding	389,101	389,425	389,954

Earnings per Unit – diluted:
Net income available to Units	$2.94	$2.72	$2.20
Weighted average Units outstanding	390,411	390,740	390,897

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2025	2024	2023
Comprehensive income:
Net income	$1,151,949	$1,070,975	$868,488
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(3,550)	(3,989)	4,514
Losses reclassified into earnings from other comprehensive income	1,511	2,499	3,737
Other comprehensive income (loss)	(2,039)	(1,490)	8,251
Comprehensive income	1,149,910	1,069,485	876,739
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(4,455)	(6,212)	(6,340)
Comprehensive income attributable to controlling interests	$1,145,455	$1,063,273	$870,399

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,151,949	$1,070,975	$868,488
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,010,400	952,191	888,709
Amortization of deferred financing costs	8,768	7,834	8,941
Amortization of discounts and premiums on debt	5,268	5,151	4,091
Amortization of deferred settlements on derivative instruments	1,499	2,488	3,725
Amortization of right-of-use assets	12,835	14,548	12,795
Write-off of pursuit costs	7,735	5,155	3,647
(Income) loss from investments in unconsolidated entities	18,915	8,974	5,378
Distributions from unconsolidated entities – return on capital	4,540	555	559
Net (gain) loss on sales of real estate properties	(626,388)	(546,797)	(282,539)
Net (gain) loss on sales of land parcels	80	—	—
Realized (gain) loss on investment securities	51	1,992	(1,504)
Unrealized (gain) loss on investment securities	(25,399)	(19,880)	(13,466)
Compensation paid with Company Common Shares	32,210	31,287	31,815
Changes in assets and liabilities:
(Increase) decrease in other assets	(8,745)	(11,813)	(10,203)
Increase (decrease) in accounts payable and accrued expenses	15,368	3,249	8,911
Increase (decrease) in accrued interest payable	(316)	8,460	(594)
Increase (decrease) in lease liabilities	(2,256)	(3,863)	(1,551)
Increase (decrease) in other liabilities	36,185	36,668	5,358
Increase (decrease) in security deposits	6,064	6,433	238
Net cash provided by operating activities	1,648,763	1,573,607	1,532,798
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(661,594)	(1,595,100)	(324,497)
Investment in real estate – development/other	(111,808)	(129,822)	(78,197)
Capital expenditures to real estate	(342,040)	(301,434)	(319,342)
Non-real estate capital additions	(4,583)	(2,766)	(1,851)
Interest capitalized for real estate and unconsolidated entities under development	(12,436)	(14,489)	(12,347)
Proceeds from disposition of real estate, net	1,107,259	960,398	374,018
Investments in unconsolidated entities – acquisitions	—	(31,286)	(2,800)
Investments in unconsolidated entities – development/other	(85,789)	(78,435)	(47,180)
Distributions from unconsolidated entities – return of capital	13,880	1,409	42
Purchase of investment securities and other investments	(250)	—	(2,500)
Proceeds from sale of investment securities	1,040	15,041	3,042
Mortgage receivables from unconsolidated entities – issuances	(102,290)	—	—
Mortgage receivables from unconsolidated entities – repayments	45,535	—	—
Consolidation of previously unconsolidated entities	(168,286)	—	2,108
Net cash provided by (used for) investing activities	(321,362)	(1,176,484)	(409,504)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$(13,874)	$(5,307)	$(4,106)
Mortgage notes payable, net:
Proceeds	—	—	572,896
Lump sum payoffs	(37,940)	—	(932,598)
Scheduled principal repayments	(6,800)	(6,100)	(3,354)
Notes, net:
Proceeds	498,580	597,954	—
Lump sum payoffs	(450,000)	—	—
Line of credit and commercial paper:
Line of credit proceeds	—	392,000	—
Line of credit repayments	—	(392,000)	—
Commercial paper proceeds	47,905,339	33,116,303	6,124,068
Commercial paper repayments	(47,862,370)	(32,981,755)	(5,844,892)
Proceeds from (payments on) settlement of derivative instruments	(3,550)	(3,989)	25,169
Finance ground lease principal payments	(2,946)	(2,880)	(2,662)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	2,745	3,522	3,517
Proceeds from exercise of EQR options	5,474	23,000	23,632
OP Units repurchased and retired	(280,720)	(38,474)	(49,105)
Redemption of Preference Units	—	(20,125)	—
Premium on redemption of Preference Units	—	(1,444)	—
Payment of offering costs	(763)	—	—
Other financing activities, net	(105)	(94)	(75)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(3,129)	(3,737)
Contributions – Noncontrolling Interests – Partially Owned Properties	—	583	9
Contributions – Limited Partners	5	2	1
Distributions:
OP Units – General Partner	(1,046,247)	(1,019,050)	(990,148)
Preference Units	(1,422)	(2,386)	(3,090)
OP Units – Limited Partners	(29,698)	(30,419)	(30,253)
Noncontrolling Interests – Partially Owned Properties	(4,421)	(3,164)	(5,743)
Net cash provided by (used for) financing activities	(1,328,713)	(376,952)	(1,120,471)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(1,312)	20,171	2,823
Cash and cash equivalents and restricted deposits, beginning of year	160,166	139,995	137,172
Cash and cash equivalents and restricted deposits, end of year	$158,854	$160,166	$139,995

Cash and cash equivalents and restricted deposits, end of year
Cash and cash equivalents	$55,904	$62,302	$50,743
Restricted deposits	102,950	97,864	89,252
Total cash and cash equivalents and restricted deposits, end of year	$158,854	$160,166	$139,995

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$274,153	$241,034	$248,990
Net cash paid (received) for income and other taxes	$1,121	$1,339	$1,091
Real estate acquisitions/dispositions/other:
Mortgage loans assumed	$—	$—	$42,256
Amortization of deferred financing costs:
Investment in real estate, net	$—	$—	$(211)
Other assets	$3,062	$2,785	$2,785
Mortgage notes payable, net	$1,122	$1,047	$2,527
Notes, net	$4,584	$4,002	$3,840
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$2,832	$2,841	$1,843
Notes, net	$2,436	$2,310	$2,248
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(12)	$(11)	$(12)
Accumulated other comprehensive income	$1,511	$2,499	$3,737
Write-off of pursuit costs:
Investment in real estate, net	$3,930	$2,809	$527
Investments in unconsolidated entities	$3,439	$1,717	$2,186
Other assets	$366	$629	$934
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$18,436	$7,739	$4,132
Other liabilities	$479	$1,235	$1,246
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$(89)	$—	$(3,749)
Other liabilities	$3,639	$3,989	$(765)
Accumulated other comprehensive income	$(3,550)	$(3,989)	$4,514
Investment in real estate – acquisitions:
Investment in real estate, net	$(661,594)	$(1,573,920)	$(324,497)
Right-of-use assets	$—	$(12,727)	$—
Other assets	$—	$(8,453)	$—
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(6,780)	$(6,328)	$(4,010)
Investments in unconsolidated entities	$(5,656)	$(8,161)	$(8,337)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(64,993)	$(76,455)	$(45,770)
Other liabilities	$(20,796)	$(1,980)	$(1,410)
Consolidation of previously unconsolidated entities:
Investment in real estate, net	$(256,685)	$—	$(50,315)
Investments in unconsolidated entities	$90,254	$—	$46,327
Right-of-use assets	$(7,426)	$—	$—
Other assets	$3	$—	$—
Accounts payable and accrued expenses	$4,819	$—	$75
Other liabilities	$269	$—	$2,000
Security deposits	$480	$—	$—
Noncontrolling Interests – Partially Owned Properties	$—	$—	$4,021

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

	Year Ended December 31,
	2025	2024	2023
Debt financing costs:
Other assets	$(9,356)	$—	$—
Mortgage notes payable, net	$—	$—	$(4,106)
Notes, net	$(4,518)	$(5,307)	$—
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$89	$—	$25,613
Other liabilities	$(3,639)	$(3,989)	$(444)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(4,880)	$—	$(7,105)
Lease liabilities	$4,880	$—	$7,105
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$692	$—	$636
Other assets	$(692)	$—	$(636)
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$2,570	$(1,457)	$24,767
Other liabilities	$(2,068)	$2,051	$(56,845)
Paid in capital	$(502)	$(594)	$32,078

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2025	2024	2023
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of year	$17,155	$37,280	$37,280
Partial redemption of 8.29% Series K Cumulative Redeemable	—	(20,125)	—
Balance, end of year	$17,155	$17,155	$37,280
GENERAL PARTNER
Balance, beginning of year	$11,023,191	$11,042,844	$11,138,706
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	45,146	8,770	23,948
Exercise of EQR share options	5,474	23,000	23,632
EQR’s Employee Share Purchase Plan (ESPP)	2,745	3,522	3,517
Share-based employee compensation expense:
EQR restricted shares	14,201	13,907	12,486
EQR share options	3,535	3,441	4,628
EQR ESPP discount	493	711	644
OP Units repurchased and retired	(280,720)	(38,474)	(49,105)
Net income available to Units – General Partner	1,118,667	1,032,774	832,348
OP Units – General Partner distributions	(1,051,631)	(1,023,922)	(1,004,904)
Offering costs	(763)	—	—
Supplemental Executive Retirement Plan (SERP)	(502)	(594)	32,078
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	1,120	(900)
Change in market value of Redeemable Limited Partners	105,003	(49,366)	7,667
Adjustment for Limited Partners ownership in Operating Partnership	37,330	5,458	18,099
Balance, end of year	$11,022,169	$11,023,191	$11,042,844
LIMITED PARTNERS
Balance, beginning of year	$201,942	$202,306	$209,961
Issuance of restricted units to Limited Partners	5	2	1
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(45,146)	(8,770)	(23,948)
Equity compensation associated with Units – Limited Partners	16,316	15,462	16,430
Net income available to Units – Limited Partners	27,405	28,932	26,710
Units – Limited Partners distributions	(28,328)	(30,583)	(30,107)
Change in book value of Redeemable Limited Partners	57,271	51	21,358
Adjustment for Limited Partners ownership in Operating Partnership	(37,330)	(5,458)	(18,099)
Balance, end of year	$192,135	$201,942	$202,306
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of year	$4,214	$5,704	$(2,547)
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the year	(3,550)	(3,989)	4,514
Losses reclassified into earnings from other comprehensive income	1,511	2,499	3,737
Balance, end of year	$2,175	$4,214	$5,704

DISTRIBUTIONS
Distributions declared per Unit outstanding	$2.77	$2.70	$2.65

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

	Year Ended December 31,
	2025	2024	2023
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of year	$(718)	$994	$(721)
Net income attributable to Noncontrolling Interests	4,455	6,212	6,340
Contributions by Noncontrolling Interests	—	583	9
Distributions to Noncontrolling Interests	(4,526)	(3,258)	(5,818)
Acquisition of Noncontrolling Interests – Partially Owned Properties	—	(4,249)	(2,837)
Consolidation of previously unconsolidated entities	—	—	4,021
Other	—	(1,000)	—
Balance, end of year	$(789)	$(718)	$994

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

EQR is the general partner of, and as of December 31, 2025 owned an approximate 97.6% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of December 31, 2025, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 312 properties located in 10 states and the District of Columbia consisting of 85,190 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	297	81,518
Partially Owned Properties – Consolidated	12	2,656
Partially Owned Properties – Unconsolidated	3	1,016
	312	85,190

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

Real Estate Assets and Depreciation of Investment in Real Estate

The Company expects that substantially all of its acquisitions will be accounted for as asset acquisitions. In an asset acquisition, the Company is required to capitalize transaction costs and allocate the purchase price on a relative fair value basis (including any identified intangible assets). For the years ended December 31, 2025 and 2024, all acquisitions were considered asset acquisitions.

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

Replacements inside an apartment unit such as appliances and flooring are depreciated over an estimated useful life of five to ten years. Expenditures for ordinary maintenance and repairs are expensed to operations as incurred and significant renovations and building improvements that improve and/or extend the useful life of the asset are capitalized over their estimated useful life, generally five to fifteen years. Initial direct leasing costs are expensed as incurred as such expense approximates the deferral and amortization of initial direct leasing costs over the lease terms.

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
•
For long-lived non-operating assets (projects under development and land held for development), if any of the indicators were to suggest impairment was present, a recoverability analysis would be performed and the carrying value of the asset would be adjusted accordingly to the estimated fair value.

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

During the years ended December 31, 2025 and 2024, the Company capitalized $16.8 million and $16.9 million, respectively, of payroll and associated costs of employees directly responsible for and who spend their time on the execution and supervision of development activities as well as major capital and/or renovation projects.

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

The Company is a lessor for its residential and non-residential leases and is a lessee for its corporate headquarters and regional offices and ground leases for land underlying some of its properties. If applicable, lease agreements must be evaluated to determine the accounting treatment as a finance or operating lease in accordance with the lease standard.

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
•
Other rental and non-rental related revenue – The Company receives other income, including, but not limited to: (a) termination settlement income; and (b) ancillary income, such as cable and laundry revenue and renters insurance.
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

The Company’s allowance for doubtful accounts offsets accounts receivable and is included within other assets on the consolidated balance sheets and bad debts reduce rental income on the consolidated statements of operations and comprehensive income. In accordance with the lease standard, if we determine the lease payments are not probable of collection (based on known troubled accounts, rent deferral plans granted, historical experience and other currently available evidence), we fully reserve for any unpaid amounts, deferred rent receivable, variable lease payments and straight-line receivable balances and recognize rental income only if cash is received. If we later determine that these lease payments are probable of collection (based on sustained clean payment history, no deferral plans granted and other currently available evidence), we will no longer fully reserve for the respective current receivable balances, we will reinstate the straight-line balances for the respective leases and we will no longer recognize rental income only if cash is received. If the Company’s estimates of collectibility differ from the cash received, then the timing and amount of the Company’s reported revenue could be impacted. See Note 7 for additional details.

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

The Company’s provision for income and other tax expense (benefit) was as follows for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	December 31,
	2025	2024	2023
State and local income, franchise and excise tax (benefit)	$1,585	$1,256	$1,148
Income and other tax expense (benefit) (1)	$1,585	$1,256	$1,148

(1)
All provisions for income tax amounts are current and none are deferred.

During the years ended December 31, 2025, 2024 and 2023, the tax character of the Company’s dividends and distributions were as follows:

	December 31,
	2025 (1)	2024 (2)	2023 (3)
Tax character of dividends and distributions:
Ordinary dividends	$2.06537	$1.53095	$1.85676
Long-term capital gain	0.37861	0.70884	0.57857
Unrecaptured section 1250 gain	0.30852	0.44771	0.17717
Dividends and distributions per
Common Share/Unit outstanding	$2.75250	$2.68750	$2.61250

(1)
The Company’s fourth quarter 2025 dividends and distributions of $0.6925 per Common Share/Unit outstanding will be included as taxable income in calendar year 2026.
(2)
The Company’s fourth quarter 2024 dividends and distributions of $0.675 per Common Share/Unit outstanding was included as taxable income in calendar year 2025.
(3)
The Company’s fourth quarter 2023 dividends and distributions of $0.6625 per Common Share/Unit outstanding was included as taxable income in calendar year 2024.

The Company issued Internal Revenue Service (“IRS”) Form 1099-DIV to shareholders to report the tax character of Company distributions consistent with these amounts. The Company provides additional information to assist shareholders in the preparation of their tax returns. For 2025, the Company reported an Alternative Minimum Tax ("AMT") preference adjustment equal to $(0.08) per share and disclosed amounts defined under Treasury Regulation §1.1061-6(c) as “One Year Amounts Disclosure” and “Three Year Amounts Disclosure” equal to $0.01674 per share and $0.00000 per share, respectively.

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

Operating Partnership: Net income is allocated to noncontrolling interests based on their respective ownership percentage of the Operating Partnership. The ownership percentage is calculated by dividing the number of OP Units held by the noncontrolling interests by the total OP Units held by the noncontrolling interests and EQR. Issuances and retirements of Common Shares and OP Units change the ownership interests of both the noncontrolling interests and EQR. Such transactions and the related proceeds/payments are treated as capital transactions.

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

Partners’ Capital

The “Limited Partners” of ERPOP include various individuals and entities that contributed their properties to ERPOP in exchange for OP Units. The “General Partner” of ERPOP is EQR. Net income is allocated to the Limited Partners based on their respective ownership percentage of ERPOP. The ownership percentage is calculated by dividing the number of OP Units held by the Limited Partners by the total OP Units held by the Limited Partners and the General Partner. Issuances and retirements of Common Shares and OP Units change the ownership interests of both the Limited Partners and EQR. Such transactions and the related proceeds/payments are treated as capital transactions.

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

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued an amendment to the interim reporting standards which is intended to improve the navigability of the required interim reporting disclosures and clarify when that guidance is applicable. The update provides a comprehensive list of interim disclosures required under accounting principles generally accepted in the United States ("GAAP") and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. The standard will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the new rules on its disclosures.

In November 2024, the FASB issued a new standard on disaggregation of income statement expenses, which requires an entity to disclose, on an annual and interim basis, disaggregated information about certain income statement expense line items in a tabular format in the notes to the financial statements. The standard will be effective for annual reporting periods beginning after December 15, 2026 and for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the new rules on its disclosures.

In December 2023, the FASB issued an amendment to the income tax standards which requires disclosure enhancements and further transparency to certain income tax disclosures, most notably the tax rate reconciliation and income taxes paid. The Company adopted the standard when effective for annual periods beginning January 1, 2025 on a prospective basis. Due to the nature of the Company's operations and the immaterial amount of income taxes incurred/paid due to its status as a REIT, adoption of the standard had no impact on its disclosures. See the Income and Other Taxes section above for additional discussion.

In November 2023, the FASB issued an amendment to the segment reporting standards which requires disclosure for each reportable segment, on an interim and annual basis, of the significant expense categories and amounts that are regularly provided to the chief operating decision maker and included in each reported measure of a segment’s profit or loss. Additionally, it requires disclosure of the title and position of the individual or the name of the group or committee identified as the chief operating decision maker. The Company adopted the standard when effective for annual periods beginning January 1, 2024 and interim periods beginning January 1, 2025 on a retrospective basis. See Note 16 for further discussion.

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

Other

The Company is the controlling partner in various consolidated partnerships owning 12 properties consisting of 2,656 apartment units having a noncontrolling interest deficit balance of $0.8 million at December 31, 2025. The Company is required to make certain disclosures regarding noncontrolling interests in consolidated limited-life subsidiaries. Of the consolidated entities described above, the Company is the controlling partner in limited-life partnerships owning two properties having a noncontrolling interest balance of $0.4 million. These two partnership agreements contain provisions that require the partnerships to be liquidated through the sale of their assets upon reaching a date specified in each respective partnership agreement. The Company, as controlling partner, has an obligation to cause the property owning partnerships to distribute the proceeds of liquidation to the Noncontrolling Interests in these Partially Owned Properties only to the extent that the net proceeds received by the partnerships from the sale of their assets warrant a distribution based on the partnership agreements. As of December 31, 2025, the Company estimates the value of Noncontrolling Interest distributions for these two properties would have been approximately $55.3 million (“Settlement Value”) had the partnerships been liquidated. This Settlement Value is based on estimated third-party consideration realized by the partnerships upon disposition of the two Partially Owned Properties and is net of all other assets and liabilities, including yield maintenance on the mortgages encumbering the properties, that would have been due on December 31, 2025 had those mortgages been prepaid. Due to, among other things, the inherent uncertainty in the sale of real estate assets, the amount of any potential distribution to the Noncontrolling Interests in the Company’s Partially Owned Properties is subject to change. To the extent that the partnerships’ underlying assets are worth less than the underlying liabilities, the Company has no obligation to remit any consideration to the Noncontrolling Interests in these Partially Owned Properties.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
Common Shares
Common Shares outstanding at January 1,	379,475,383	379,291,417	378,429,708
Common Shares Issued:
Conversion of OP Units	2,515,487	210,200	1,013,795
Exercise of share options	85,671	375,436	495,690
Employee Share Purchase Plan (ESPP)	48,767	65,198	68,136
Restricted share grants, net	207,605	185,584	148,474
Common Shares Other:
Repurchased and retired	(4,526,740)	(652,452)	(864,386)
Common Shares outstanding at December 31,	377,806,173	379,475,383	379,291,417
Units
Units outstanding at January 1,	11,543,773	11,581,306	12,429,737
Restricted unit grants, net	297,077	172,667	165,364
Conversion of OP Units to Common Shares	(2,515,487)	(210,200)	(1,013,795)
Units outstanding at December 31,	9,325,363	11,543,773	11,581,306
Total Common Shares and Units outstanding at December 31,	387,131,536	391,019,156	390,872,723
Units Ownership Interest in Operating Partnership	2.4%	3.0%	3.0%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the years ended December 31, 2025, 2024 and 2023:

	2025	2024	2023
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	391,019,156	390,872,723	390,859,445
Issued to General Partner:
Exercise of EQR share options	85,671	375,436	495,690
EQR’s Employee Share Purchase Plan (ESPP)	48,767	65,198	68,136
EQR’s restricted share grants, net	207,605	185,584	148,474
Issued to Limited Partners:
Restricted unit grants, net	297,077	172,667	165,364
General Partner Other:
OP Units repurchased and retired	(4,526,740)	(652,452)	(864,386)
General and Limited Partner Units outstanding at December 31,	387,131,536	391,019,156	390,872,723
Limited Partner Units
Limited Partner Units outstanding at January 1,	11,543,773	11,581,306	12,429,737
Limited Partner restricted unit grants, net	297,077	172,667	165,364
Conversion of Limited Partner OP Units to EQR Common Shares	(2,515,487)	(210,200)	(1,013,795)
Limited Partner Units outstanding at December 31,	9,325,363	11,543,773	11,581,306
Limited Partner Units Ownership Interest in Operating Partnership	2.4%	3.0%	3.0%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of book value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at December 31, 2025 and 2024.

The book value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total book value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of book value or fair market value as described above. As of December 31, 2025 and 2024, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $176.3 million and $338.6 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the years ended December 31, 2025, 2024 and 2023, respectively (amounts in thousands):

	2025	2024	2023
Balance at January 1,	$338,563	$289,248	$318,273
Change in market value (1)	(105,003)	49,366	(7,667)
Change in book value (1)	(57,271)	(51)	(21,358)
Balance at December 31,	$176,289	$338,563	$289,248

(1)
During the years ended December 31, 2025, 2024 and 2023, 1,921,214, 11,328 and 665,132 redeemable OP Units, respectively, were converted to Common Shares. These conversions impacted both the change in market and book values.

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of December 31, 2025 and 2024:

			Amounts in thousands
		Annual
	Call	Dividend Per	December 31,	December 31,
	Date (1)	Share/Unit (2)	2025	2024
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 343,100 shares/units issued and outstanding as of December 31, 2025 and 2024 (3)	12/10/2026	$4.145	$17,155	$17,155
			$17,155	$17,155

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. In May 2025, the Company replaced the prior program (which had expired) with a new program that matures in May 2028 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of December 31, 2025.

Forward sale agreements under the ATM program allow the Company, at its election, to settle the agreements by issuing Common Shares in exchange for net proceeds at the then-applicable forward sale price specified by the agreement or, alternatively, to settle the agreements in whole or in part through the delivery or receipt of Common Shares or cash. Issuances of shares under these forward sale agreements are classified as equity transactions. Accordingly, no amounts relating to the forward sale agreements are recorded in the consolidated financial statements until settlement occurs. Prior to any settlements, the only impact to the consolidated financial statements is the inclusion of incremental shares, if any, within the calculation of diluted net income per share using the treasury stock method (see Note 10, if applicable). The actual forward price per share to be received by the Company upon settlement will be determined on the applicable settlement date based on adjustments made to the initial forward price to reflect the then-current overnight federal funds rate and the amount of dividends paid to holders of the Company’s Common Shares over the term of the forward sale agreement.

During the year ended December 31, 2025, the Company repurchased and subsequently retired approximately $280.7 million (4,526,740 shares at a weighted average price per share of $62.00) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR. The Company's Board of Trustees reauthorized and replenished the share repurchase program in the first quarter of 2025, giving the Company the authority to repurchase up to 13.0 million Common Shares. The Company's Board of Trustees replenished the share repurchase program again on December 11, 2025, giving the Company the authority to repurchase up to 13.0 million Common Shares. As of December 31, 2025, 11,614,845 shares remained available for repurchase under this program.

During the year ended December 31, 2024, the Company repurchased and subsequently retired approximately $38.5 million (652,452 shares at a weighted average price per share of $58.95) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR. The Company's Board of Trustees reauthorized the share repurchase program in the first quarter of 2024, giving the Company the authority to repurchase up to 13.0 million Common Shares. As of December 31, 2024, 12,347,548 shares remained available for repurchase under this program.

During the year ended December 31, 2023, the Company repurchased and subsequently retired approximately $49.1 million (864,386 shares at a weighted average price per share of $56.79) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR. As of December 31, 2023, 12,135,614 shares remained available for repurchase under this program.

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

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of December 31, 2025 and 2024 (amounts in thousands):

	December 31, 2025	December 31, 2024
Land	$5,563,407	$5,606,531
Depreciable property:
Buildings and improvements	21,057,954	20,635,583
Furniture, fixtures and equipment	3,074,470	2,840,691
In-Place lease intangibles	573,116	563,138
Projects under development:
Land	19,278	40,034
Construction-in-progress	81,283	221,672
Land held for development:
Land	64,856	46,160
Construction-in-progress	21,485	16,982
Investment in real estate	30,455,849	29,970,791
Accumulated depreciation	(11,016,900)	(10,412,463)
Investment in real estate, net	$19,438,949	$19,558,328

During the year ended December 31, 2025, the Company acquired the following from unaffiliated parties (purchase price and purchase price allocation in thousands):

				Purchase Price Allocation (1)
	Properties	Apartment Units	Purchase Price	Land	Depreciable Property	Construction-in-Progress
Rental Properties – Consolidated	9	2,439	$636,843	$81,352	$556,580	$—
Land Parcels (two) – Consolidated (2)	—	—	22,847	22,318	—	1,344
Total	9	2,439	$659,690	$103,670	$556,580	$1,344

(1)
Purchase price allocation includes capitalized closing costs.
(2)
The vacant land parcels are recorded as land held for development on the consolidated balance sheets.

During the year ended December 31, 2025, the Company also acquired its joint venture partners' interests in the following previously unconsolidated apartment properties (consolidation amount and consolidation allocation in thousands):

					Consolidation Allocation
	Properties	Apartment Units	Ownership Percentage Acquired	Consolidation Amount	Land	Depreciable Property	Lease Prepaid (1)
Rental Properties – Consolidated (2)	3	966	10% - 25%	$264,111	$16,175	$240,510	$7,426

(1)
One of the properties is subject to a fully prepaid long-term ground lease, recorded as a lease prepaid asset included in right-of-use assets on the consolidated balance sheets.
(2)
The properties are now wholly owned. See Note 5 for further discussion.

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

During the year ended December 31, 2025, the Company disposed of the following to unaffiliated parties (sales price and net gain (loss) in thousands):

	Properties	Apartment Units	Sales Price	Net Gain (Loss)
Rental Properties – Consolidated	11	2,468	$1,122,061	$626,388
Land Parcels (one) – Consolidated	—	—	4,300	(80)
Total	11	2,468	$1,126,361	$626,308

During the year ended December 31, 2024, the Company disposed of the following to unaffiliated parties (sales price and net gain (loss) in thousands):

	Properties	Apartment Units	Sales Price	Net Gain (Loss)
Rental Properties – Consolidated	13	2,598	$975,641	$546,797

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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of December 31, 2025 and 2024:

	2025 Consolidated Joint Ventures (VIE)			2024 Consolidated Joint Ventures (VIE)
	Properties/Projects	Apartment Units		Properties/Projects	Apartment Units
Operating Properties	12	2,656		12	2,656
Projects Under Development (1)	1	440	(2)	1	440	(2)
Total	13	3,096		13	3,096

(1)
Represents separate consolidated joint ventures for the purpose of developing multifamily rental properties.
(2)
Represents the intended number of apartment units to be developed.

The following table provides consolidated assets and liabilities related to the Company's VIEs as of December 31, 2025 and 2024 (amounts in thousands):

	December 31, 2025	December 31, 2024
Consolidated Assets	$596,013	$528,076
Consolidated Liabilities	$46,821	$47,137

During the years ended December 31, 2025 and 2024, the Company completed the following transactions:

2025

•
There were no new transactions completed during the year ended December 31, 2025.

2024

•
Acquired its joint venture partner’s 8.0% interest in a 312-unit apartment property for $3.1 million in cash (the Company had previously repaid the $67.9 million construction mortgage during 2023). The property is now wholly owned. In connection with the buyout, the carrying amount of the Noncontrolling Interests – Partially Owned Properties totaling $4.2 million was reduced to zero and the remaining $1.1 million was recorded to paid in capital/General Partner's Capital; and
•
Sold one partially owned property consisting of 92 apartment units for approximately $29.5 million.

Investments in Unconsolidated Entities

The Company has various equity interests in certain joint ventures that are unconsolidated and accounted for using the equity method of accounting. Most of these have been deemed to be VIEs and the Company is not the VIEs' primary beneficiary. The remaining have been deemed not to be VIEs and the Company does not have a controlling voting interest.

The following table and information summarizes the Company’s investments in unconsolidated entities as of December 31, 2025 and 2024 (amounts in thousands except for ownership percentage):

	December 31, 2025	December 31, 2024	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$34,356	$34,510	Varies
Development and Lease-Up Projects and Land Held for Development (VIE)	261,427	323,998	62% - 95% (1)
Real Estate Technology Funds/Companies (VIE)	30,420	28,276	Varies
Other	(264)	(253)	Varies
Investments in Unconsolidated Entities	$325,939	$386,531

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated real estate joint ventures that were deemed to be VIEs as of December 31, 2025 and 2024:

	2025 Unconsolidated Joint Ventures (VIE)			2024 Unconsolidated Joint Ventures (VIE)
	Properties/Projects/Entities	Apartment Units		Properties/Projects/Entities	Apartment Units
Operating Properties	3	1,016		—	—
Development Lease-Up Projects (1)	—	—		4	1,262
Real Estate Holdings (2)	3	—		3	—
Projects Under Development (3)	2	639	(5)	4	1,359	(5)
Projects Held for Development (4)	—	—	(5)	2	526	(5)
Total	8	1,655		13	3,147

(1)
The land parcel under one of the 2024 properties is subject to a long-term ground lease.
(2)
Represents entities that hold various real estate investments.
(3)
Represents separate unconsolidated joint ventures for the purpose of developing multifamily rental properties.
(4)
Represents separate unconsolidated joint ventures for the purpose of developing multifamily rental properties that have not yet started.
(5)
Represents the intended number of apartment units to be developed.

During the years ended December 31, 2025 and 2024, the Company completed the following transactions:

2025

•
Acquired its joint venture partners' interests (ranging from 10% to 25%) in three previously unconsolidated properties for approximately $16.4 million in cash and also contributed approximately $151.9 million for the respective joint ventures to repay the construction loans encumbering the properties, one of which was held by the Company. The properties are now wholly owned; and
•
Advanced $102.3 million as replacement loans to two of its unconsolidated development joint ventures, in which the Company held a 75% interest, following the Company's funding of the repayment of outstanding principal balances on the third-party construction mortgages for these joint ventures. The loans were structured to be drawn up to a maximum of $104.1 million, bear interest at either SOFR+2.0% or SOFR+2.2% and mature in July 2027. Subsequently, one of the joint ventures repaid the outstanding principal balance of $45.5 million to the Company in connection with the Company's buyout of the partner's interest in the underlying property (as noted above). As of December 31, 2025, the remaining loan, which is secured by the underlying unconsolidated property, had an amortized cost basis (which includes accrued interest) of $57.0 million, and the fair value approximates the carrying value. The Company includes mortgage and interest receivable within other assets on the consolidated balance sheets.

2024

•
There were no new transactions completed during the year ended December 31, 2024.

6.
Restricted Deposits

The following table presents the Company’s restricted deposits as of December 31, 2025 and 2024 (amounts in thousands):

	December 31, 2025	December 31, 2024
Mortgage escrow deposits:
Real estate taxes and insurance	$198	$217
Mortgage principal reserves/sinking funds	33,143	31,208
Mortgage escrow deposits	33,341	31,425
Restricted cash:
Restricted deposits on real estate investments	5,483	2,143
Resident security and utility deposits	48,533	44,287
Replacement reserves	12,803	17,914
Other	2,790	2,095
Restricted cash	69,609	66,439
Restricted deposits	$102,950	$97,864

7.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The following table presents the lease income types relating to lease payments for residential and non-residential leases along with the total other rental income for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	December 31, 2025			December 31, 2024			December 31, 2023
Income Type	Residential	Non-Residential	Total	Residential	Non-Residential	Total	Residential	Non-Residential	Total
Residential and non-residential rent	$2,762,159	$62,962	$2,825,121	$2,672,772	$63,889	$2,736,661	$2,588,499	$62,193	$2,650,692
Utility recoveries (RUBS income) (1)	104,342	839	105,181	93,021	954	93,975	86,628	906	87,534
Parking rent	47,587	1,628	49,215	46,717	1,422	48,139	44,081	449	44,530
Other lease revenue, net (2)	10,232	(511)	9,721	(3,452)	(1,518)	(4,970)	(9,317)	(131)	(9,448)
Total lease revenue	2,924,320	64,918	2,989,238	2,809,058	64,747	2,873,805	2,709,891	63,417	2,773,308
Parking revenue	1,992	41,262	43,254	1,676	42,403	44,079	1,273	39,563	40,836
Other revenue	59,631	1,836	61,467	61,005	1,219	62,224	59,447	373	59,820
Total other rental income (3)	61,623	43,098	104,721	62,681	43,622	106,303	60,720	39,936	100,656
Rental income	$2,985,943	$108,016	$3,093,959	$2,871,739	$108,369	$2,980,108	$2,770,611	$103,353	$2,873,964

(1)
RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)
Other lease revenue consists of the revenue adjustment related to bad debt (see below for further discussion), service and late fees, pet rent and other miscellaneous lease revenue.
(3)
Other rental income is accounted for under the revenue recognition standard and primarily consists of third-party transient parking revenue, termination settlement income and ancillary income such as cable and laundry revenue and renters insurance.

The following table presents residential accounts receivable and straight-line receivable balances for the Company’s properties as of December 31, 2025 and 2024 (amounts in thousands):

Balance Sheet (Other assets):	December 31, 2025	December 31, 2024
Residential accounts receivable balances	$13,307	$15,152
Allowance for doubtful accounts	(8,492)	(9,904)
Net receivable balances	$4,815	$5,248

Straight-line receivable balances	$13,930	$10,234

The following table presents residential bad debt for the Company’s properties for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	December 31,
Income Statement (Rental income):	2025	2024	2023
Bad debt, net	$30,266	$33,256	$38,117
% of residential rental income	1.0%	1.2%	1.4%

Lessee Accounting

The Company is the lessee under various corporate office leases, ground leases and parking leases for which the Company recognizes right-of-use (“ROU”) assets and related lease liabilities. The Company's corporate office lease expiration dates range from 2026 through 2042 (inclusive of applicable extension options) while ground leases and parking leases range from 2042 through 2118 (inclusive of applicable purchase options). The Company owns the building and improvements above its ground leases.

During the year ended December 31, 2025, the Company entered into new corporate office leases which are being accounted for as operating leases and recorded initial lease liabilities and ROU assets of approximately $4.9 million.

During the year ended December 31, 2025, the Company assumed a fully prepaid long-term ground lease expiring in 2118, in connection with an acquisition of a joint venture partner's interest as described in Notes 4 and 5 and recorded a lease prepaid asset of approximately $7.4 million, which is included in right-of-use assets on the consolidated balance sheets.

During the year ended December 31, 2024, the Company assumed below market long-term ground and parking leases, each fully prepaid at $1 and expiring in 2110, in connection with an apartment property acquisition as described in Note 4 and recorded a lease intangible asset of approximately $12.7 million, which is included in right-of-use assets on the consolidated balance sheets.

The following table presents the Company’s ROU assets and related lease liabilities as of December 31, 2025 and 2024 (amounts in thousands):

Description	Balance Sheet Location	2025	2024
Assets
Operating leases	Right-of-use assets	$364,308	$363,095
Finance leases	Right-of-use assets	90,608	92,350
Total		$454,916	$455,445

Liabilities
Operating leases	Lease liabilities	$238,558	$237,769
Finance leases	Lease liabilities	66,017	67,128
Total		$304,575	$304,897

Additional disclosures

The following tables illustrate the quantitative disclosures for lessees as of and for the years ended December 31, 2025, 2024 and 2023 (amounts in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Lease cost:
Finance lease cost:
Amortization of right-of-use assets (capitalized)	$—	$—	$146
Amortization of right-of-use assets (expensed)	2,012	1,945	1,781
Interest on lease liabilities (expensed)	1,835	1,865	1,886
Operating lease cost	23,435	23,074	22,791
Variable lease cost	7,671	6,447	4,937
Total lease cost	$34,953	$33,331	$31,541

	December 31, 2025	December 31, 2024	December 31, 2023
Other information:
Cash paid for amounts included in the measurement of lease liabilities:
Financing cash flows from finance leases	$3,216	$3,084	$2,847
Operating cash flows from operating leases	$23,469	$21,046	$20,202
Weighted-average remaining lease term – finance leases	20.9 years	22.0 years	23.1 years
Weighted-average remaining lease term – operating leases	52.2 years	53.2 years	53.0 years
Weighted-average discount rate – finance leases	2.8%	2.8%	2.8%
Weighted-average discount rate – operating leases	4.9%	4.9%	4.9%

The following table summarizes the Company’s undiscounted cash flows for contractual obligations for minimum rent payments/receipts under operating and financing leases for the next five years and thereafter as of December 31, 2025:

(Payments)/Receipts Due by Year (in thousands)
	2026	2027	2028	2029	2030	Thereafter	Total
Finance Leases:
Minimum Rent Payments	$(2,959)	$(2,971)	$(2,984)	$(2,998)	$(3,011)	$(76,245)	$(91,168)
Operating Leases:
Minimum Rent Payments	$(16,089)	$(16,361)	$(16,523)	$(16,418)	$(15,538)	$(777,710)	$(858,639)
Minimum Rent Receipts (a)	$54,412	$52,404	$46,909	$39,839	$35,015	$115,505	$344,084

(a)
Excludes residential leases due to their short-term nature.

The following table provides a reconciliation of lease liabilities from our undiscounted cash flows for minimum rent payments as of December 31, 2025 (amounts in thousands):

	Operating Leases	Finance Leases
Total minimum rent payments	$858,639	$91,168
Less: Lease discount	(620,081)	(25,151)
Lease liabilities	$238,558	$66,017

8.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the years ended December 31, 2025 and 2024 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following tables summarize the Company’s mortgage notes payable activity for the years ended December 31, 2025 and 2024, respectively (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2024	Proceeds	Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of December 31, 2025
Fixed Rate Debt:
Secured – Conventional	$1,401,099	$—	$—	$—	$1,589	$983	$1,403,671
Floating Rate Debt:
Secured – Tax Exempt	229,591	—	(37,940)	(6,800)	1,243	139	186,233
Total	$1,630,690	$—	$(37,940)	$(6,800)	$2,832	$1,122	$1,589,904

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

	Mortgage notes payable, net as of December 31, 2023	Proceeds	Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of December 31, 2024
Fixed Rate Debt:
Secured – Conventional	$1,398,598	$—	$—	$—	$1,594	$907	$1,401,099
Floating Rate Debt:
Secured – Tax Exempt	234,304	—	—	(6,100)	1,247	140	229,591
Total	$1,632,902	$—	$—	$(6,100)	$2,841	$1,047	$1,630,690

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the years ended December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Interest Rate Ranges (ending)	0.10% - 5.25%	0.10% - 5.25%
Weighted Average Interest Rate	3.75%	3.84%
Maturity Date Ranges	2029-2061	2029-2061

As of December 31, 2025 and 2024, the Company had $195.9 million and $240.6 million, respectively, of secured tax-exempt bonds subject to third-party credit enhancement.

The historical cost, net of accumulated depreciation, of encumbered properties was $1.8 billion and $2.0 billion at December 31, 2025 and 2024, respectively.

Notes

The following tables summarize the Company’s notes activity for the years ended December 31, 2025 and 2024, respectively (amounts in thousands):

	Notes, net as of December 31, 2024	Proceeds		Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of December 31, 2025
Fixed Rate Debt:
Unsecured – Public	$5,947,376	$498,580	(2)	$(450,000)	$2,436	$66	$5,998,458

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

The following table summarizes certain interest rate and maturity date information as of and for the years ended December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Interest Rate Ranges (ending)	1.85% - 7.57%	1.85% - 7.57%
Weighted Average Interest Rate	3.69%	3.54%
Maturity Date Ranges	2026-2047	2025-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for both the years ended December 31, 2025 and 2024.

EQR and ERPOP currently have an active universal shelf registration statement for the issuance of equity and debt securities that automatically became effective upon filing with the SEC in May 2025 and expires in May 2028.

Line of Credit and Commercial Paper

On December 3, 2025, the Company replaced its existing $2.5 billion facility with a new $2.5 billion unsecured revolving credit facility maturing on December 3, 2030. The Company has the ability to increase available borrowings by an additional $1.0 billion by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.725%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating. The Company did not borrow any amounts under its revolving credit facility during the year ended December 31, 2025. The weighted average interest rate on the revolving credit facility was 5.98% for the year ended December 31, 2024.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.5 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The following table summarizes certain weighted average interest rate, maturity and amounts outstanding information for the commercial paper program as of and for the years ended December 31, 2025 and 2024, respectively:

	December 31, 2025	December 31, 2024
Weighted Average Interest Rate (1)	4.43%	5.25%
Weighted Average Maturity (in days)	13	13
Weighted Average Amount Outstanding	$583.2 million	$535.7 million

(1)
The notes bear interest at various floating rates.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.5 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of December 31, 2025 and 2024, respectively (amounts in thousands):

	December 31, 2025	December 31, 2024
Unsecured revolving credit facility commitment	$2,500,000	$2,500,000
Commercial paper balance outstanding	(587,425)	(544,495)
Unsecured revolving credit facility balance outstanding	—	—
Other restricted amounts	(3,448)	(3,438)
Unsecured revolving credit facility availability	$1,909,127	$1,952,067

Other

The following table summarizes the Company’s total debt extinguishment costs recorded as additional expense for the years ended December 31, 2025, 2024 and 2023, respectively (amounts in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Write-offs of unamortized deferred financing costs	$366	$—	$1,143

The following table provides a summary of the aggregate payments of principal on all debt for each of the next five years and thereafter as of December 31, 2025 (amounts in thousands):

Year	Total
2026 (1)	$1,186,850
2027	408,200
2028	909,000
2029	897,820
2030	1,159,262
Thereafter	3,680,110
Subtotal	8,241,242
Deferred Financing Costs and Unamortized (Discount)	(66,232)
Total	$8,175,010

(1)
Includes $587.4 million in principal outstanding on the Company's commercial paper program.

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

The fair values of the Company’s financial instruments (other than the items listed above and the investments disclosed below) approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at December 31, 2025 and 2024, respectively (amounts in thousands):

	December 31, 2025		December 31, 2024
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,589,904	$1,532,421	$1,630,690	$1,506,955
Unsecured debt, net	6,585,106	6,333,952	6,491,055	6,036,591
Total debt, net	$8,175,010	$7,866,373	$8,121,745	$7,543,546

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at December 31, 2025 and 2024, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$107,365	$107,365	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$107,365	$107,365	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$176,289	$—	$176,289	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2024	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$109,935	$109,935	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$109,935	$109,935	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$338,563	$—	$338,563	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the years ended December 31, 2025, 2024 and 2023, respectively (amounts in thousands):

December 31, 2025 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(3,550)	Interest expense	$(1,511)
Total	$(3,550)		$(1,511)

December 31, 2024 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(3,989)	Interest expense	$(2,499)
Total	$(3,989)		$(2,499)

December 31, 2023 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$4,514	Interest expense	$(3,737)
Total	$4,514		$(3,737)

As of December 31, 2025 and 2024, there were approximately $2.2 million and $4.2 million in deferred gains, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and/or unsettled derivative instruments, of which an estimated $1.0 million may be recognized as additional interest expense during the twelve months ending December 31, 2026.

During the year ended December 31, 2025, the Company paid approximately $3.5 million to settle five forward starting swaps in conjunction with the issuance of $500.0 million of seven-year unsecured public notes. The entire $3.5 million was initially deferred as a component of accumulated other comprehensive income (loss) and $2.3 million will be recognized as an increase to interest expense over the seven-year term of the notes. The remaining $1.2 million covering the final three years of the ten-year term of the swaps will be amortized in conjunction with a future note refinance.

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

The following table summarizes the Company’s real estate technology investment securities included in other assets as of December 31, 2025 and 2024 (amounts in thousands):

	December 31, 2025	December 31, 2024
Real Estate Technology Investments	$47,409	$22,159

During the year ended December 31, 2025, the Company sold a portion of one of these investment securities for proceeds of approximately $0.4 million, which approximated the Company's basis in the investment security. During the year ended December 31, 2025, the Company adjusted certain of these investment securities to observable market prices and recorded an unrealized gain of approximately $25.4 million, which is included in interest and other income in the consolidated statements of operations.

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

10.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator for net income per share – basic:
Net income	$1,151,949	$1,070,975	$868,488
Allocation to Noncontrolling Interests – Operating Partnership	(27,405)	(28,932)	(26,710)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(4,455)	(6,212)	(6,340)
Preferred distributions	(1,422)	(1,613)	(3,090)
Premium on redemption of Preferred Shares	—	(1,444)	—
Numerator for net income per share – basic	$1,118,667	$1,032,774	$832,348
Numerator for net income per share – diluted:
Net income	$1,151,949	$1,070,975	$868,488
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(4,455)	(6,212)	(6,340)
Preferred distributions	(1,422)	(1,613)	(3,090)
Premium on redemption of Preferred Shares	—	(1,444)	—
Numerator for net income per share – diluted	$1,146,072	$1,061,706	$859,058
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	379,610	378,795	378,773
Effect of dilutive securities:
OP Units	9,491	10,630	11,181
Long-term compensation shares/units	1,310	1,315	943
Denominator for net income per share – diluted	390,411	390,740	390,897
Net income per share – basic	$2.95	$2.73	$2.20
Net income per share – diluted	$2.94	$2.72	$2.20

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Year Ended December 31,
	2025	2024	2023
Numerator for net income per Unit – basic and diluted:
Net income	$1,151,949	$1,070,975	$868,488
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(4,455)	(6,212)	(6,340)
Allocation to Preference Units	(1,422)	(1,613)	(3,090)
Allocation to premium on redemption of Preference Units	—	(1,444)	—
Numerator for net income per Unit – basic and diluted	$1,146,072	$1,061,706	$859,058
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	389,101	389,425	389,954
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,310	1,315	943
Denominator for net income per Unit – diluted	390,411	390,740	390,897
Net income per Unit – basic	$2.95	$2.73	$2.20
Net income per Unit – diluted	$2.94	$2.72	$2.20

11.
Share Incentive Plans

Any Common Shares issued pursuant to EQR’s incentive equity compensation and employee share purchase plans will result in ERPOP issuing OP Units to EQR on a one-for-one basis with ERPOP receiving the net cash proceeds of such issuances.

Overview of Share Incentive Plans

The 2019 Share Incentive Plan (the “2019 Plan”), as approved by the Company’s shareholders on June 27, 2019, expires on June 27, 2029 and reserves 11,331,958 Common Shares for issuance. All future awards will be granted under the 2019 Plan until its expiration. As of December 31, 2025, 6,841,622 shares were available for future issuance.

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

Valuation Method of Share Options

The fair value of the Option grants is recognized over the requisite service/vesting period of the Options. The fair value for the Company’s Options was estimated at the time the Options were granted using the Black-Scholes option pricing model with the primary grant in each year having the following weighted average assumptions:

	2025	2024	2023
Expected volatility (1)	23.8%	23.6%	23.8%
Expected life (2)	5 years	5 years	5 years
Expected dividend yield (3)	3.70%	3.48%	3.30%
Risk-free interest rate (4)	4.24%	3.80%	4.04%
Exercise price per share (5)	$71.93	$60.96	$66.59
Option valuation per share	$13.21	$11.01	$12.67

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

	2025	2024	2023
Weighted average fair value per restricted share	$77.98	$62.64	$61.18
Weighted average fair value per restricted unit	$74.60	$59.70	$58.78

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

Retirement Benefits

The Company’s Share Incentive Plans provide for certain benefits upon retirement. The following table summarizes the key terms of the Company's retirement eligibility categories.

	Rule of 70 for Employees	Age 72 for Trustees
Eligibility	All employees (1).	All non-employee Trustees.
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

N/A

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

Compensation Expense and Award Activity

The following tables summarize compensation information regarding the restricted shares, restricted units, Options and Employee Share Purchase Plan (“ESPP”) for the three years ended December 31, 2025, 2024 and 2023.

	December 31, 2025
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares	$12,304	$1,897	$—	$14,201	$1,528
Restricted units	16,090	226	—	16,316	2,598
Options	3,344	191	—	3,535	—
ESPP discount	472	21	—	493	—
Total	$32,210	$2,335	$—	$34,545	$4,126

	December 31, 2024
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares	$12,095	$1,812	$—	$13,907	$1,209
Restricted units	15,331	131	—	15,462	1,930
Options	3,220	221	—	3,441	—
ESPP discount	641	70	—	711	—
Total	$31,287	$2,234	$—	$33,521	$3,139

	December 31, 2023
	Compensation Expense	Compensation Capitalized	Restricted Units/Options In-Lieu of Bonus (1)	Compensation Equity	Dividends Incurred
Restricted shares	$11,006	$1,480	$—	$12,486	$889
Restricted units	15,809	96	525	16,430	904
Options	4,436	192	—	4,628	—
ESPP discount	564	80	—	644	—
Total	$31,815	$1,848	$525	$34,188	$1,793

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

The Company accelerates the recognition of compensation expense for all Awards for those individuals approaching or meeting the retirement age criteria discussed above. The total compensation expense related to Awards not yet vested at December 31, 2025 is $12.5 million (including the accelerated expenses for individuals approaching or meeting the retirement age criteria discussed above), which is expected to be recognized over a weighted average term of 1.36 years.

The table below summarizes the Award activity of the Share Incentive Plans for the three years ended December 31, 2025, 2024 and 2023:

	Common Shares Subject to Options	Weighted Average Exercise Price per Option	Restricted Shares	Weighted Average Fair Value per Restricted Share	Restricted Units	Weighted Average Fair Value per Restricted Unit
Balance at December 31, 2022	4,061,360	$62.60	289,918	$81.21	953,674	$73.57
Awards granted	395,280	$66.56	152,217	$66.93	236,031	$60.38
Awards exercised/vested	(495,690)	$48.52	(118,322)	$80.76	(75,105)	$76.38
Awards forfeited	(1,717)	$66.73	(3,743)	$76.43	(70,667)	$59.14
Awards expired	(981)	$67.50	—	$—	—	$—
Balance at December 31, 2023	3,958,252	$64.76	320,070	$74.64	1,043,933	$68.56
Awards granted	323,201	$61.85	194,536	$61.58	172,667	$59.46
Awards exercised/vested	(375,436)	$60.15	(92,555)	$67.89	(199,943)	$60.47
Awards forfeited	(14,557)	$74.31	(8,952)	$68.30	—	$—
Awards expired	(17,812)	$67.13	—	$—	—	$—
Balance at December 31, 2024	3,873,648	$64.91	413,099	$70.14	1,016,657	$68.48
Awards granted	243,157	$71.11	216,208	$74.48	297,077	$78.15
Awards exercised/vested	(85,671)	$63.88	(156,909)	$87.77	(29,932)	$62.48
Awards forfeited	(14,725)	$66.96	(8,603)	$66.47	—	$—
Awards expired	(22,824)	$74.63	—	$—	—	$—
Balance at December 31, 2025	3,993,585	$65.25	463,795	$66.27	1,283,802	$68.50

The table below summarizes information regarding the intrinsic value of Options exercised and the fair value of restricted shares/units vested for the three years ended December 31, 2025, 2024 and 2023:

	Amounts in thousands except per share amounts
	2025	2024	2023
Weighted average grant date fair value per share for Options granted	$12.77	$11.18	$12.61
Aggregate intrinsic value of Options exercised (1)	$618	$3,879	$6,023
Fair value of restricted shares vested	$11,158	$5,724	$7,783
Fair value of restricted units vested	$2,034	$12,100	$4,965

(1)
These values were calculated as the difference between the strike price of the underlying awards and the per share price at which each respective award was exercised.

The following table summarizes information regarding Options outstanding and exercisable at December 31, 2025 (aggregate intrinsic value is in thousands):

	Options	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Aggregate Intrinsic Value (1)
Options Outstanding	3,993,585	3.86	$65.25	$5,910
Options Exercisable	3,477,649	3.19	$65.03	$5,551
Vested and expected to vest	512,649	8.39	$66.77	$357

(1)
The aggregate intrinsic values were calculated as the excess, if any, between the Company’s closing share price of $63.04 per share on December 31, 2025 and the strike price of the underlying awards.

As of December 31, 2024 and 2023, 3,296,824 Options (with a weighted average exercise price of $64.84) and 3,342,785 Options (with a weighted average exercise price of $63.83) were exercisable, respectively.

12.
Employee Plans

The Company established an Employee Share Purchase Plan to provide each employee and trustee the ability to annually acquire up to $100,000 of Common Shares of EQR. The Company registered 7,000,000 Common Shares under the ESPP, of which 2,304,498 Common Shares remained available for purchase at December 31, 2025. The Common Shares may be purchased quarterly at a price equal to 85% of the lesser of: (a) the closing price for a share on the last day of such quarter; and (b) the greater of: (i) the closing price for a share on the first day of such quarter, and (ii) the average closing price for a share for all the business days in the quarter. The following table summarizes information regarding the Common Shares issued under the ESPP with the net proceeds noted below being contributed to ERPOP in exchange for OP Units (amounts in thousands except share and per share amounts):

	Year Ended December 31,
	2025	2024	2023
Shares issued	48,767	65,198	68,136
Issuance price ranges	$50.51 – $62.55	$50.60 – $62.11	$47.97– $55.11
Issuance proceeds	$2,745	$3,522	$3,517

The Company established a defined contribution plan (the “401(k) Plan”) to provide retirement benefits for employees that meet minimum employment criteria. The Company matches dollar for dollar up to the first 4% of eligible compensation that a participant contributes to the 401(k) Plan for all employees except those defined as highly compensated employees, whose match is 3%. Participants are vested in the Company’s contributions over five years. The Company recognized an expense in the amount of $5.5 million, $5.1 million and $5.2 million for the years ended December 31, 2025, 2024 and 2023, respectively.

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

13.
Distribution Reinvestment Plan

On September 30, 2014, the Company filed with the SEC a Form S-3 Registration Statement to register 4,790,000 Common Shares pursuant to a Distribution Reinvestment Plan (the “2014 DRIP”), which included the remaining shares available for issuance under a previous registration. The registration was automatically declared effective the same day and will expire when all 4,790,000 shares have been issued. The Company has 4,597,532 Common Shares available for issuance under the 2014 DRIP at December 31, 2025.

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

14.
Transactions with Related Parties

The Company leased its corporate headquarters from an entity affiliated with Samuel Zell, who was EQR's Chairman of the Board of Trustees until his death in May 2023. This lease is no longer a related party lease as of December 31, 2025, 2024 and 2023. The lease term expires on November 30, 2032 and contains two five-year extension options. The amount incurred for such office space was approximately $1.9 million for each of the years ended December 31, 2025, 2024 and 2023. The Company believes these amounts approximate market rates for such rental space.

15.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of December 31, 2025, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at December 31, 2025 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	1	440	$27,326
Unconsolidated	2	639	74,715
Total Projects Under Development	3	1,079	$102,041

(1)
The Company's share of the $102.0 million in total project costs remaining approximates $27.3 million, with the balance funded by the applicable construction loans (approximately $74.7 million).

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

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. As of December 31, 2025, the Company has invested in eleven separate such investments totaling $49.6 million with aggregate remaining commitments of approximately $18.4 million.

Employment Agreements

The Company entered into a retirement benefits agreement with its former Chairman and a deferred compensation agreement with one former executive officer. During the years ended December 31, 2025, 2024 and 2023, the Company recognized compensation expense of $0.2 million, $0.2 million and $0.6 million, respectively, related to these agreements.

The following table summarizes the Company’s contractual obligations for deferred compensation for the next five years and thereafter as of December 31, 2025:

	(Payments) Due by Year (in thousands)
	2026	2027	2028	2029	2030	Thereafter	Total
Other Long-Term Liabilities:
Deferred Compensation (1)	$(840)	$(840)	$(840)	$(840)	$(840)	$(2,099)	$(6,299)

(1)
Includes payments due to the estate of the Company’s former Chairman. As of December 31, 2025, 2024 and 2023, no payments remain due to the Company's former executive officer.

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

The Company is involved in various pending and threatened legal proceedings which arise in the ordinary course of business. The Company evaluates these litigation matters on an ongoing basis, but in no event less than quarterly, in assessing the adequacy of its accruals and disclosures. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, the Company records new accruals and/or adjusts existing accruals that represent its best estimate of the loss incurred based on the facts and circumstances known at that time. As of December 31, 2025 and December 31, 2024, the Company’s litigation accruals approximated $70.6 million and $42.4 million, respectively, and are included in other liabilities in the consolidated balance sheets. Actual losses may differ materially from the amounts noted above and the ultimate outcome of these legal proceedings is generally not yet determinable. As of December 31, 2025 and December 31, 2024, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate and inclusive of the matters accrued for as noted above and the matters discussed below, may reasonably be expected to have a material adverse effect on the Company and its financial condition.

The Company has been named as a defendant in a number of cases filed in late 2022 and 2023 alleging antitrust violations by RealPage, Inc., a seller of revenue management software products, and various owners and/or operators of multifamily housing, including us, that have utilized these products. The complaints allege collusion among the defendants to illegally fix and inflate the pricing of multifamily rents and seek monetary damages, injunctive relief, fees and costs. All of the cases except for one have been consolidated into a single putative class action in the United States District Court for the Middle District of Tennessee. On December 28, 2023, motions to dismiss this consolidated action, filed by RealPage, Inc. as well as us and our multifamily co-defendants, were denied by the Court and the case is proceeding. Another case with similar allegations has been filed by the District of Columbia against RealPage, Inc. and a number of multifamily owners and/or operators, including us, and no assurance can be given that similar additional cases will not be filed in the future. We continue to believe these various lawsuits are without merit and we intend to vigorously defend against them. The resolution of these proceedings cannot be predicted with certainty.

The Company is named as a defendant in a class action in the United States District Court for the Northern District of California filed in 2016 which alleges that the amount of late fees charged by the Company were improperly determined under California law. The plaintiffs are seeking monetary damages and other relief. On April 8, 2024, the Court issued certain findings of facts and conclusions of law that are adverse to the Company’s legal position. During the fourth quarter of 2025, the parties reached a settlement in principle to fully resolve these matters at an amount which is included in the litigation accruals noted above. The settlement remains subject to court approval and in the meantime, the Company is continuing to defend the action.

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

The Company has non-residential activities included in each of its reportable segments, which account for less than 4.0% of total revenues for the years ended December 31, 2025, 2024 and 2023, respectively, and serve as an amenity for our residential residents. All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the years ended December 31, 2025, 2024 and 2023, respectively.

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

The following table presents a reconciliation of net income per the consolidated statements of operations to NOI for the years ended December 31, 2025, 2024 and 2023, respectively (amounts in thousands):

	December 31, 2025	December 31, 2024	December 31, 2023
Net income	$1,151,949	$1,070,975	$868,488
Adjustments:
Property management	133,369	132,739	119,804
General and administrative	65,280	61,653	60,716
Depreciation	1,010,400	952,191	888,709
Net (gain) loss on sales of real estate properties	(626,388)	(546,797)	(282,539)
Interest and other income	(52,440)	(30,329)	(22,345)
Other expenses	60,485	74,051	29,419
Interest:
Expense incurred, net	306,798	285,735	269,556
Amortization of deferred financing costs	8,768	7,834	8,941
Income and other tax expense (benefit)	1,585	1,256	1,148
(Income) loss from investments in unconsolidated entities	18,915	8,974	5,378
Net (gain) loss on sales of land parcels	80	—	—
Total NOI	$2,078,801	$2,018,282	$1,947,275

The following table presents NOI from our rental real estate for the years ended December 31, 2025, 2024 and 2023, respectively (amounts in thousands):

	December 31, 2025			December 31, 2024			December 31, 2023
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$477,301	$150,575	$326,726	$469,845	$144,606	$325,239	$466,980	$143,983	$322,997
Orange County	128,458	28,766	99,692	125,214	28,208	97,006	121,113	26,759	94,354
San Diego	85,299	18,735	66,564	83,039	17,557	65,482	92,847	20,794	72,053
Subtotal - Southern California	691,058	198,076	492,982	678,098	190,371	487,727	680,940	191,536	489,404

San Francisco	452,198	134,039	318,159	431,323	129,084	302,239	424,547	128,742	295,805
Washington, D.C.	443,191	141,556	301,635	428,174	134,613	293,561	419,628	132,610	287,018
New York	496,237	203,978	292,259	476,960	198,118	278,842	476,319	193,311	283,008
Boston	317,238	95,837	221,401	314,488	90,462	224,026	314,929	91,977	222,952
Seattle	268,158	75,516	192,642	260,875	73,832	187,043	278,170	78,418	199,752
Denver	75,661	23,327	52,334	78,830	23,797	55,033	71,067	21,328	49,739
Other Expansion Markets	78,063	32,558	45,505	80,606	32,522	48,084	74,593	31,713	42,880
Total same store	2,821,804	904,887	1,916,917	2,749,354	872,799	1,876,555	2,740,193	869,635	1,870,558

Non-same store	211,031	76,539	134,492	85,538	32,049	53,489	35,474	15,117	20,357
Total reportable segments	3,032,835	981,426	2,051,409	2,834,892	904,848	1,930,044	2,775,667	884,752	1,890,915

Other (2)	61,124	33,732	27,392	145,216	56,978	88,238	98,297	41,937	56,360

Totals	$3,093,959	$1,015,158	$2,078,801	$2,980,108	$961,826	$2,018,282	$2,873,964	$926,689	$1,947,275

(1)
For the years ended December 31, 2025 and 2024, same store represented 73,465 apartment units. For the year ended December 31, 2023, same store represented 75,299 apartment units.
(2)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

The following table presents a reconciliation of operating expenses for each reportable segment for the years ended December 31, 2025, 2024 and 2023, respectively (amounts in thousands):

	December 31, 2025			December 31, 2024			December 31, 2023
	Same Store (1)	Non-Same Store	Total	Same Store (1)	Non-Same Store	Total	Same Store (1)	Non-Same Store	Total
Operating expenses:
Real estate taxes	$366,792	$27,018	$393,810	$358,681	$10,745	$369,426	$356,847	$3,929	$360,776
On-site payroll	166,131	14,958	181,089	164,029	6,379	170,408	167,486	3,189	170,675
Utilities	146,950	11,972	158,922	135,688	4,972	140,660	135,721	2,664	138,385
Repairs and maintenance	121,764	13,317	135,081	115,599	4,721	120,320	116,529	1,961	118,490
Other (2)	103,250	9,274	112,524	98,802	5,232	104,034	93,052	3,374	96,426
Total	$904,887	$76,539	$981,426	$872,799	$32,049	$904,848	$869,635	$15,117	$884,752

(1)
For the years ended December 31, 2025 and 2024, same store represented 73,465 apartment units. For the year ended December 31, 2023, same store represented 75,299 apartment units.
(2)
Other operating expenses for each reportable segment includes insurance, leasing and advertising and other on-site operating expenses.

The following table presents a reconciliation of total assets and capital expenditures as of and for the years ended December 31, 2025 and 2024, respectively (amounts in thousands):

	December 31, 2025				December 31, 2024
	Same Store (1)	Non-Same Store	Other (2)	Total	Same Store (1)	Non-Same Store	Other (2)	Total
Total assets	$16,790,342	$3,069,901	$885,780	$20,746,023	$17,330,037	$2,372,163	$1,131,976	$20,834,176
Capital expenditures	$289,916	$48,501	$3,623	$342,040	$269,968	$21,338	$10,128	$301,434

(1)
For the years ended December 31, 2025 and 2024, same store represented 73,465 apartment units.
(2)
Other includes development, other corporate operations and capital expenditures for properties sold.
17.
Subsequent Events

There have been no material subsequent events occurring since December 31, 2025.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Overall Summary

December 31, 2025

	Properties	Apartment Units	Investment in Real Estate, Gross	Accumulated Depreciation	Investment in Real Estate, Net	Encumbrances (1)
Wholly Owned Unencumbered	267	73,953	$26,610,672,075	$(9,566,421,975)	$17,044,250,100	$—
Wholly Owned Encumbered	30	7,565	2,974,557,197	(1,155,998,958)	1,818,558,239	1,561,568,813
Wholly Owned Properties	297	81,518	29,585,229,272	(10,722,420,933)	18,862,808,339	1,561,568,813
Partially Owned Unencumbered	11	2,388	829,142,563	(269,855,566)	559,286,997	—
Partially Owned Encumbered	1	268	41,477,587	(24,623,449)	16,854,138	28,335,661
Partially Owned Properties	12	2,656	870,620,150	(294,479,015)	576,141,135	28,335,661
Total Unencumbered Properties	278	76,341	27,439,814,638	(9,836,277,541)	17,603,537,097	—
Total Encumbered Properties	31	7,833	3,016,034,784	(1,180,622,407)	1,835,412,377	1,589,904,474
Total Consolidated Investment in Real Estate	309	84,174	$30,455,849,422	$(11,016,899,948)	$19,438,949,474	$1,589,904,474

(1)
See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

Encumbrances Reconciliation

December 31, 2025

Portfolio/Entity Encumbrances	Number of Properties Encumbered by	See Properties With Note:	Amount
Archstone Master Property Holdings LLC	8	H	$547,449,392
Portfolio/Entity Encumbrances	8		547,449,392
Individual Property Encumbrances			1,042,455,082
Total Encumbrances per Financial Statements			$1,589,904,474

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III – Real Estate and Accumulated Depreciation

(Amounts in thousands)

The changes in total real estate for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Balance, beginning of year	$29,970,791	$28,712,638	$28,088,754
Acquisitions and development	1,024,904	1,717,217	500,221
Improvements	344,883	304,200	321,082
Dispositions and other	(884,729)	(763,264)	(197,419)
Balance, end of year	$30,455,849	$29,970,791	$28,712,638

The changes in accumulated depreciation for the years ended December 31, 2025, 2024 and 2023 are as follows:

	2025	2024	2023
Balance, beginning of year	$10,412,463	$9,810,337	$9,027,850
Depreciation	1,010,400	952,191	888,709
Dispositions and other	(405,963)	(350,065)	(106,222)
Balance, end of year	$11,016,900	$10,412,463	$9,810,337

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/25
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/25	Encumbrances
Wholly Owned Unencumbered:
100 K Apartments (fka 100K Street)	Washington, D.C.	—	2018	222	$15,600,000	$70,296,069	$833,262	$15,600,000	$71,129,331	$86,729,331	$(20,780,460)	$65,948,871	$—
170 Amsterdam	New York, NY	G	2015	236	—	112,096,955	1,685,502	—	113,782,457	113,782,457	(47,025,319)	66,757,138	—
173 Reservoir	Canton, GA	—	(F)	—	6,300,743	3,427,771	—	6,300,743	3,427,771	9,728,514	—	9,728,514	—
175 Kent	Brooklyn, NY	G	2011	113	22,037,831	53,962,169	4,112,380	22,037,831	58,074,549	80,112,380	(29,965,236)	50,147,144	—
180 Montague (fka Brooklyn Heights)	Brooklyn, NY	G	2000	193	32,400,000	92,675,228	7,206,043	32,400,000	99,881,271	132,281,271	(48,034,452)	84,246,819	—
180 Riverside Boulevard	New York, NY	G	1998	516	144,968,250	138,346,681	25,163,572	144,968,250	163,510,253	308,478,503	(114,657,969)	193,820,534	—
1210 Mass	Washington, D.C.	G	2004	144	9,213,513	36,559,189	6,704,137	9,213,513	43,263,326	52,476,839	(29,644,753)	22,832,086	—
1401 Joyce on Pentagon Row	Arlington, VA	—	2004	326	9,780,000	89,668,165	10,969,000	9,780,000	100,637,165	110,417,165	(59,686,119)	50,731,046	—
1500 Mass Ave	Washington, D.C.	G	1951	564	54,638,298	40,361,702	20,835,660	54,638,298	61,197,362	115,835,660	(41,196,078)	74,639,582	—
1800 Oak (fka Rosslyn)	Arlington, VA	G	2003	314	31,400,000	109,005,734	15,581,016	31,400,000	124,586,750	155,986,750	(61,124,605)	94,862,145	—
2201 Pershing Drive	Arlington, VA	G	2012	188	11,321,198	49,674,175	4,048,975	11,321,198	53,723,150	65,044,348	(26,771,995)	38,272,353	—
2201 Wilson	Arlington, VA	G	2000	219	21,900,000	78,724,663	10,943,553	21,900,000	89,668,216	111,568,216	(42,705,087)	68,863,129	—
2400 M St	Washington, D.C.	G	2006	359	30,006,593	114,013,785	7,509,091	30,006,593	121,522,876	151,529,469	(81,919,768)	69,609,701	—
2501 Porter	Washington, D.C.	—	1988	202	13,000,000	75,271,179	9,560,434	13,000,000	84,831,613	97,831,613	(42,739,166)	55,092,447	—
315 on A	Boston, MA	G	2013	202	14,450,070	115,824,930	3,246,501	14,450,070	119,071,431	133,521,501	(48,454,957)	85,066,544	—
340 Fremont (fka Rincon Hill)	San Francisco, CA	—	2016	348	42,000,000	248,607,902	2,588,411	42,000,000	251,196,313	293,196,313	(91,844,177)	201,352,136	—
3003 Van Ness (fka Van Ness)	Washington, D.C.	—	1970	625	56,300,000	141,191,580	20,304,722	56,300,000	161,496,302	217,796,302	(77,352,455)	140,443,847	—
425 Broadway	Santa Monica, CA	G	2001	101	12,600,000	34,394,772	4,694,488	12,600,000	39,089,260	51,689,260	(19,761,916)	31,927,344	—
425 Mass	Washington, D.C.	G	2009	559	28,150,000	138,600,000	14,783,333	28,150,000	153,383,333	181,533,333	(85,363,305)	96,170,028	—
455 Eye Street	Washington, D.C.	G	2017	174	11,941,407	61,418,689	878,966	11,941,407	62,297,655	74,239,062	(20,957,051)	53,282,011	—
4th and Hill	Los Angeles, CA	—	(F)	—	13,131,456	1,868,544	—	13,131,456	1,868,544	15,000,000	—	15,000,000	—
55 West Fifth I & II (fka Townhouse Plaza and Gardens)	San Mateo, CA	—	1964/1972	241	21,041,710	71,931,323	20,891,504	21,041,710	92,822,827	113,864,537	(50,789,742)	63,074,795	—
600 Washington	New York, NY	G	2004	135	32,852,000	43,140,551	5,357,900	32,852,000	48,498,451	81,350,451	(32,738,845)	48,611,606	—
660 Washington (fka Boston Common)	Boston, MA	G	2006	420	106,100,000	166,311,679	24,357,051	106,100,000	190,668,730	296,768,730	(88,448,870)	208,319,860	—
70 Greene	Jersey City, NJ	G	2010	480	28,108,899	236,763,553	11,223,288	28,108,899	247,986,841	276,095,740	(132,858,312)	143,237,428	—
71 Broadway	New York, NY	G	1997	238	22,611,600	77,492,171	23,550,564	22,611,600	101,042,735	123,654,335	(75,688,073)	47,966,262	—
77 Bluxome	San Francisco, CA	—	2007	102	5,249,124	18,609,876	925,333	5,249,124	19,535,209	24,784,333	(10,083,501)	14,700,832	—
777 Sixth	New York, NY	G	2002	294	65,352,706	65,747,294	16,997,854	65,352,706	82,745,148	148,097,854	(46,922,442)	101,175,412	—
855 Brannan	San Francisco, CA	G	2018	449	41,363,921	282,730,067	2,426,599	41,363,921	285,156,666	326,520,587	(91,691,825)	234,828,762	—
Academy Village	North Hollywood, CA	—	1989	248	25,000,000	23,593,194	17,465,325	25,000,000	41,058,519	66,058,519	(28,611,375)	37,447,144	—
Acappella	Pasadena, CA	—	2002	143	5,839,548	29,360,452	3,147,387	5,839,548	32,507,839	38,347,387	(18,839,211)	19,508,176	—
Aero Apartments	Alameda, CA	G	2021	200	13,107,242	100,584,289	740,032	13,107,242	101,324,321	114,431,563	(19,286,905)	95,144,658	—
Alban Towers	Washington, D.C.	—	1934	229	18,900,000	89,794,201	9,561,452	18,900,000	99,355,653	118,255,653	(47,425,732)	70,829,921	—
Alborada	Fremont, CA	—	1999	460	24,310,000	59,214,129	18,655,373	24,310,000	77,869,502	102,179,502	(61,506,568)	40,672,934	—
Alcott Apartments (fka West End Tower)	Boston, MA	G	2021	470	10,424,000	398,075,512	1,812,218	10,424,000	399,887,730	410,311,730	(64,865,468)	345,446,262	—
Alcyone	Seattle, WA	G	2004	162	11,379,497	49,360,503	3,352,496	11,379,497	52,712,999	64,092,496	(22,538,621)	41,553,875	—
Altitude (fka Village at Howard Hughes, The (Lots 1 & 2))	Los Angeles, CA	—	2016	545	43,783,485	150,234,305	3,391,606	43,783,485	153,625,911	197,409,396	(58,045,187)	139,364,209	—
Alton, The (fka Millikan)	Irvine, CA	—	2017	344	11,049,027	96,523,928	1,382,732	11,049,027	97,906,660	108,955,687	(35,387,025)	73,568,662	—
Arbor Terrace	Sunnyvale, CA	—	1979	177	9,057,300	18,483,642	13,600,664	9,057,300	32,084,306	41,141,606	(27,724,426)	13,417,180	—
Arbour Square	Westminster, CO	—	2012	300	10,072,375	84,694,480	2,206,994	10,072,375	86,901,474	96,973,849	(7,819,294)	89,154,555	—
Arches, The	Sunnyvale, CA	—	1974	410	26,650,000	62,850,000	31,503,952	26,650,000	94,353,952	121,003,952	(43,473,956)	77,529,996	—
Artisan on Second	Los Angeles, CA	—	2008	118	8,000,400	36,074,600	5,616,078	8,000,400	41,690,678	49,691,078	(21,069,741)	28,621,337	—
Artistry Emeryville (fka Emeryville)	Emeryville, CA	—	1994	267	12,300,000	61,466,267	11,369,263	12,300,000	72,835,530	85,135,530	(38,224,958)	46,910,572	—
Atelier	Brooklyn, NY	G	2015	120	32,401,680	47,135,432	1,307,160	32,401,680	48,442,592	80,844,272	(19,449,499)	61,394,773	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/25
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/25	Encumbrances
Aventine Littleton	Highlands Ranch, CO	—	2024	227	8,486,099	83,058,224	492,162	8,486,099	83,550,386	92,036,485	(5,990,467)	86,046,018	—
Axis at Shady Grove	Rockville, MD	—	2016	366	14,745,774	90,503,831	1,979,755	14,745,774	92,483,586	107,229,360	(30,731,754)	76,497,606	—
AYLA Stonebriar	Frisco, TX	—	2022	289	7,674,733	68,481,225	1,868,088	7,674,733	70,349,313	78,024,046	(7,095,164)	70,928,882	—
Azure (fka Mission Bay-Block 13)	San Francisco, CA	G	2015	273	32,855,115	153,333,734	2,953,150	32,855,115	156,286,884	189,141,999	(60,426,764)	128,715,235	—
Bay Hill	Long Beach, CA	—	2002	160	7,600,000	27,437,239	5,870,744	7,600,000	33,307,983	40,907,983	(24,534,372)	16,373,611	—
Beatrice, The	New York, NY	—	2010	302	114,351,405	165,648,595	5,342,511	114,351,405	170,991,106	285,342,511	(84,851,331)	200,491,180	—
Bella Vista I, II, III Combined	Woodland Hills, CA	—	2003-2007	579	31,682,754	121,095,786	23,677,584	31,682,754	144,773,370	176,456,124	(94,415,026)	82,041,098	—
Belle Arts Condominium Homes, LLC	Bellevue, WA	—	2000	1	63,158	236,157	2,098	63,158	238,255	301,413	(139,857)	161,556	—
Belle Fontaine	Marina Del Rey, CA	—	2003	102	9,098,808	28,701,192	3,892,598	9,098,808	32,593,790	41,692,598	(16,845,573)	24,847,025	—
Bishop, The	Sandy Springs, GA	G	2019	425	15,745,431	92,479,736	1,835,220	15,745,431	94,314,956	110,060,387	(9,838,428)	100,221,959	—
Breakwater at Marina Del Rey	Marina Del Rey, CA	—	1964-1969	224	—	73,189,262	3,945,957	—	77,135,219	77,135,219	(37,707,411)	39,427,808	—
Briarwood (CA)	Sunnyvale, CA	—	1985	192	9,991,500	22,247,278	15,271,259	9,991,500	37,518,537	47,510,037	(27,210,661)	20,299,376	—
Brodie, The	Westminster, CO	—	2016	312	8,639,904	79,257,130	3,256,251	8,639,904	82,513,381	91,153,285	(26,917,469)	64,235,816	—
Brooklyner, The (fka 111 Lawrence)	Brooklyn, NY	G	2010	490	40,099,922	221,438,631	8,060,723	40,099,922	229,499,354	269,599,276	(117,309,337)	152,289,939	—
Carlyle Mill	Alexandria, VA	—	2002	317	10,000,000	51,367,913	14,187,118	10,000,000	65,555,031	75,555,031	(49,687,043)	25,867,988	—
Carmel Terrace	San Diego, CA	—	1988-1989	384	2,288,300	20,596,281	27,989,190	2,288,300	48,585,471	50,873,771	(36,590,842)	14,282,929	—
Cascade	Seattle, WA	G	2017	477	23,751,564	149,406,957	3,343,623	23,751,564	152,750,580	176,502,144	(51,305,949)	125,196,195	—
Centre Club Combined	Ontario, CA	—	1994 & 2002	412	7,436,000	33,014,789	15,910,963	7,436,000	48,925,752	56,361,752	(38,334,274)	18,027,478	—
Chelsea Square	Redmond, WA	—	1991	113	3,397,100	9,289,074	3,529,639	3,397,100	12,818,713	16,215,813	(11,617,666)	4,598,147	—
Chloe on Madison (fka 1401 E. Madison)	Seattle, WA	G	2019	137	10,401,958	53,913,565	297,743	10,401,958	54,211,308	64,613,266	(13,633,291)	50,979,975	—
Chloe on Union (fka Chloe)	Seattle, WA	G	2010	117	14,835,571	39,359,650	3,476,457	14,835,571	42,836,107	57,671,678	(15,253,505)	42,418,173	—
Church Corner	Cambridge, MA	G	1987	85	5,220,000	16,744,643	4,193,291	5,220,000	20,937,934	26,157,934	(15,525,120)	10,632,814	—
Circa Fitzsimons	Denver, CO	—	2020	280	9,241,400	86,070,796	1,234,599	9,241,400	87,305,395	96,546,795	(18,813,362)	77,733,433	—
City Gate at Cupertino (fka Cupertino)	Cupertino, CA	—	1998	311	40,400,000	95,937,046	10,654,275	40,400,000	106,591,321	146,991,321	(52,435,274)	94,556,047	—
City Square Bellevue (fka Bellevue)	Bellevue, WA	G	1998	191	15,100,000	41,876,257	9,157,798	15,100,000	51,034,055	66,134,055	(23,906,763)	42,227,292	—
Cleo, The	Los Angeles, CA	—	1989	92	6,615,467	14,829,335	6,055,714	6,615,467	20,885,049	27,500,516	(13,593,078)	13,907,438	—
Connecticut Heights	Washington, D.C.	—	1974	518	27,600,000	114,002,295	14,076,061	27,600,000	128,078,356	155,678,356	(62,664,421)	93,013,935	—
Continuum	Alpharetta, GA	G	(F)	—	16,017,610	3,516,463	—	16,017,610	3,516,463	19,534,073	—	19,534,073	—
Courthouse Plaza	Arlington, VA	G	1990	396	—	87,386,024	10,913,010	—	98,299,034	98,299,034	(49,737,173)	48,561,861	—
Creekside (San Mateo)	San Mateo, CA	—	1985	192	9,606,600	21,193,232	7,205,400	9,606,600	28,398,632	38,005,232	(25,074,409)	12,930,823	—
Crest at Park Central	Dallas, TX	—	2016	387	11,340,882	58,815,917	1,779,981	11,340,882	60,595,898	71,936,780	(7,641,014)	64,295,766	—
Cronins Landing	Waltham, MA	G	1998	281	32,300,000	85,119,324	19,335,412	32,300,000	104,454,736	136,754,736	(52,382,898)	84,371,838	—
Crystal Place	Arlington, VA	—	1986	181	17,200,000	47,918,975	9,853,611	17,200,000	57,772,586	74,972,586	(27,774,885)	47,197,701	—
Dalton, The	Alexandria, VA	G	2018	270	22,947,777	95,334,754	815,576	22,947,777	96,150,330	119,098,107	(25,878,921)	93,219,186	—
Deerwood (SD)	San Diego, CA	—	1990	324	2,082,095	18,739,815	23,173,582	2,082,095	41,913,397	43,995,492	(36,175,629)	7,819,863	—
Del Mar Ridge	San Diego, CA	—	1998	181	7,801,824	36,948,176	12,706,037	7,801,824	49,654,213	57,456,037	(27,465,849)	29,990,188	—
Den, The	Denver, CO	G	2017	325	12,661,724	103,636,986	1,947,437	12,661,724	105,584,423	118,246,147	(9,002,326)	109,243,821	—
Drexel, The	Dunwoody, GA	—	2008	157	6,806,096	34,839,740	762,874	6,806,096	35,602,614	42,408,710	(2,692,550)	39,716,160	—
Eagle Canyon	Chino Hills, CA	—	1985	252	1,808,900	16,274,361	16,143,138	1,808,900	32,417,499	34,226,399	(28,146,280)	6,080,119	—
Edge, The (fka 4885 Edgemoor Lane)	Bethesda, MD	—	2021	154	—	72,801,139	125,147	—	72,926,286	72,926,286	(13,521,437)	59,404,849	—
Edgemont at Bethesda Metro	Bethesda, MD	—	1989	122	13,092,552	43,907,448	6,431,544	13,092,552	50,338,992	63,431,544	(26,381,326)	37,050,218	—
Emerson Place	Boston, MA	G	1962	444	14,855,000	57,566,636	41,284,362	14,855,000	98,850,998	113,705,998	(88,306,479)	25,399,519	—
Encore at Sherman Oaks, The	Sherman Oaks, CA	—	1988	174	8,700,000	25,446,003	6,409,240	8,700,000	31,855,243	40,555,243	(17,995,988)	22,559,255	—
Estancia at Santa Clara (fka Santa Clara)	Santa Clara, CA	—	2000	450	—	123,759,804	13,810,586	—	137,570,390	137,570,390	(64,224,458)	73,345,932	—
Eviva on Cherokee	Denver, CO	—	2017	274	10,507,626	100,037,204	3,369,276	10,507,626	103,406,480	113,914,106	(31,310,891)	82,603,215	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/25
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/25	Encumbrances
Falls at Forsyth, The	Cumming, GA	—	2019	356	9,349,965	92,830,639	377,291	9,349,965	93,207,930	102,557,895	(6,059,375)	96,498,520	—
Flora	Austin, TX	—	2019	194	5,733,088	32,343,349	1,591,020	5,733,088	33,934,369	39,667,457	(10,151,796)	29,515,661	—
Fremont Center	Fremont, CA	G	2002	322	25,800,000	78,753,114	16,554,529	25,800,000	95,307,643	121,107,643	(44,624,530)	76,483,113	—
Gaithersburg Station	Gaithersburg, MD	G	2013	400	17,500,000	74,678,917	8,438,425	17,500,000	83,117,342	100,617,342	(38,813,513)	61,803,829	—
Girard	Boston, MA	G	2016	160	—	102,450,328	1,711,702	—	104,162,030	104,162,030	(33,628,935)	70,533,095	—
Hampshire Place	Los Angeles, CA	—	1989	259	10,806,000	30,335,330	14,363,355	10,806,000	44,698,685	55,504,685	(31,070,363)	24,434,322	—
Harbor Steps	Seattle, WA	G	2000	761	59,403,601	158,829,432	73,683,251	59,403,601	232,512,683	291,916,284	(156,197,036)	135,719,248	—
Hathaway	Long Beach, CA	—	1987	385	2,512,500	22,611,912	19,134,604	2,512,500	41,746,516	44,259,016	(36,828,574)	7,430,442	—
Heights at Perimeter Center, The	Dunwoody, GA	—	2007	265	10,885,520	45,198,955	1,332,918	10,885,520	46,531,873	57,417,393	(3,665,433)	53,751,960	—
Heights on Capitol Hill	Seattle, WA	G	2006	104	5,425,000	21,138,028	2,778,409	5,425,000	23,916,437	29,341,437	(16,095,962)	13,245,475	—
Helios (fka 2nd+Pine)	Seattle, WA	G	2017	398	18,061,674	206,762,591	2,119,753	18,061,674	208,882,344	226,944,018	(69,943,385)	157,000,633	—
Helix Apartments	Weymouth, MA	G	2023	160	6,592,480	56,166,005	855,054	6,592,480	57,021,059	63,613,539	(4,964,473)	58,649,066	—
Heritage at Stone Ridge	Burlington, MA	—	2005	180	10,800,000	31,808,335	9,131,700	10,800,000	40,940,035	51,740,035	(26,489,950)	25,250,085	—
Heritage Ridge	Lynwood, WA	—	1999	197	6,895,000	18,983,597	6,999,216	6,895,000	25,982,813	32,877,813	(18,194,733)	14,683,080	—
Hesby	North Hollywood, CA	—	2013	308	23,299,892	102,700,108	4,604,845	23,299,892	107,304,953	130,604,845	(46,345,299)	84,259,546	—
Highlands at South Plainfield	South Plainfield, NJ	—	2000	252	10,080,000	37,526,912	7,380,200	10,080,000	44,907,112	54,987,112	(29,461,444)	25,525,668	—
Hikari	Los Angeles, CA	G	2007	128	9,435,760	32,564,240	3,890,390	9,435,760	36,454,630	45,890,390	(18,807,046)	27,083,344	—
Hudson Crossing	New York, NY	G	2003	259	23,420,000	69,977,699	9,524,976	23,420,000	79,502,675	102,922,675	(54,623,472)	48,299,203	—
Hudson Point	Jersey City, NJ	G	2003	182	5,350,000	41,114,074	10,657,612	5,350,000	51,771,686	57,121,686	(38,122,337)	18,999,349	—
Huxley, The	Redwood City, CA	—	2018	137	18,775,028	89,336,651	860,364	18,775,028	90,197,015	108,972,043	(23,407,353)	85,564,690	—
Indie Deep Ellum	Dallas, TX	G	2020	231	12,253,503	63,853,833	1,734,063	12,253,503	65,587,896	77,841,399	(14,626,449)	63,214,950	—
Iris O4W	Atlanta, GA	G	2023	320	20,663,801	105,785,117	618,694	20,663,801	106,403,811	127,067,612	(10,163,024)	116,904,588	—
Ivory Wood	Bothell, WA	—	2000	144	2,732,800	13,888,282	7,574,482	2,732,800	21,462,764	24,195,564	(13,586,081)	10,609,483	—
Jade Beeler Park (fka Solana Beeler Park)	Denver, CO	—	2025	270	8,437,197	80,182,180	108,474	8,437,197	80,290,654	88,727,851	(1,767,710)	86,960,141	—
Jia (fka Chinatown Gateway)	Los Angeles, CA	G	2014	280	14,791,831	78,286,423	4,026,133	14,791,831	82,312,556	97,104,387	(38,921,242)	58,183,145	—
Junction 47 (fka West Seattle)	Seattle, WA	G	2015	206	11,726,305	56,581,665	1,784,528	11,726,305	58,366,193	70,092,498	(24,218,191)	45,874,307	—
Juniper Sandy Springs	Sandy Springs, GA	—	2017	230	8,668,700	64,989,813	1,594,462	8,668,700	66,584,275	75,252,975	(15,833,544)	59,419,431	—
Kelvin, The (fka Modera)	Irvine, CA	—	2015	194	15,521,552	64,853,448	2,598,841	15,521,552	67,452,289	82,973,841	(27,989,642)	54,984,199	—
Kia Ora Park	Plano, TX	—	2007	250	7,040,930	56,616,252	3,218,112	7,040,930	59,834,364	66,875,294	(6,234,446)	60,640,848	—
Kilby	Frisco, TX	—	2020	258	6,431,940	64,187,474	1,892,565	6,431,940	66,080,039	72,511,979	(15,140,573)	57,371,406	—
Landings at Port Imperial	W. New York, NJ	—	1999	276	27,246,045	37,741,050	19,146,137	27,246,045	56,887,187	84,133,232	(46,972,240)	37,160,992	—
Lane	Seattle, WA	G	2019	217	13,142,946	71,942,751	762,384	13,142,946	72,705,135	85,848,081	(19,102,925)	66,745,156	—
Lex Alpharetta	Alpharetta, GA	—	1996	360	12,859,450	93,316,935	411,028	12,859,450	93,727,963	106,587,413	(6,373,738)	100,213,675	—
Lex, The	San Jose, CA	—	2017	387	21,817,512	158,778,598	3,428,308	21,817,512	162,206,906	184,024,418	(46,302,479)	137,721,939	—
Liberty Park	Braintree, MA	—	2000	202	5,977,504	26,749,111	10,754,410	5,977,504	37,503,521	43,481,025	(28,764,345)	14,716,680	—
Liberty Tower	Arlington, VA	G	2008	235	16,382,822	83,817,078	12,192,668	16,382,822	96,009,746	112,392,568	(52,504,682)	59,887,886	—
Lincoln Heights	Quincy, MA	—	1991	336	5,928,400	33,595,262	18,663,466	5,928,400	52,258,728	58,187,128	(47,675,469)	10,511,659	—
Lofts at Kendall Square (fka Kendall Square)	Cambridge, MA	—	1998	186	18,696,674	78,445,657	10,604,802	18,696,674	89,050,459	107,747,133	(43,756,450)	63,990,683	—
Lofts at Kendall Square ll (fka 249 Third Street)	Cambridge, MA	G	2019	84	4,603,326	44,187,266	666,825	4,603,326	44,854,091	49,457,417	(11,083,084)	38,374,333	—
Lofts at Perimeter Center, The	Dunwoody, GA	—	2009	269	10,579,856	44,983,754	1,128,408	10,579,856	46,112,162	56,692,018	(3,670,219)	53,021,799	—
Longacre House	New York, NY	G	2000	293	73,170,045	53,962,510	12,006,184	73,170,045	65,968,694	139,138,739	(39,610,346)	99,528,393	—
Longfellow Place	Boston, MA	G	1975	710	38,264,917	132,175,915	120,358,304	38,264,917	252,534,219	290,799,136	(210,757,558)	80,041,578	—
Lorien (fka Laguna Clara II)	Santa Clara, CA	—	2025	225	3,200,426	146,028,674	56,018	3,200,426	146,084,692	149,285,118	(5,285,676)	143,999,442	—
Lorien Ivy (fka Laguna Clara)	Santa Clara, CA	—	1972	222	10,441,994	22,572,843	44,997,896	10,441,994	67,570,739	78,012,733	(33,934,570)	44,078,163	—
Louise, The (Apartments & Townhomes)	Arlington, TX	—	2023	375	13,379,939	89,811,035	206,124	13,379,939	90,017,159	103,397,098	(3,219,512)	100,177,586	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/25
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/25	Encumbrances
Luna Upper Westside	Atlanta, GA	—	2020	345	14,847,420	108,325,394	1,711,390	14,847,420	110,036,784	124,884,204	(22,517,113)	102,367,091	—
Lyle	Dallas, TX	—	2024	334	—	86,381,344	11,223	—	86,392,567	86,392,567	(482,481)	85,910,086	—
Lyric Sugar Hill	Sugar Hill, GA	—	2023	294	7,150,971	78,276,900	648,734	7,150,971	78,925,634	86,076,605	(6,633,068)	79,443,537	—
Madox	Jersey City, NJ	G	2013	131	9,679,635	64,594,205	2,397,104	9,679,635	66,991,309	76,670,944	(19,945,086)	56,725,858	—
Mantena	New York, NY	G	2012	98	22,346,513	61,501,158	2,639,516	22,346,513	64,140,674	86,487,187	(30,827,641)	55,659,546	—
Mara Pacific Beach	San Diego, CA	G	2020	172	25,360,682	87,755,429	3,244,043	25,360,682	90,999,472	116,360,154	(16,529,872)	99,830,282	—
Marina 41 (fka Marina Del Rey)	Marina Del Rey, CA	—	1973	623	—	168,842,442	16,330,090	—	185,172,532	185,172,532	(90,946,681)	94,225,851	—
Mariposa at Playa Del Rey (fka Playa Del Rey)	Playa Del Rey, CA	—	2004	354	60,900,000	89,311,482	19,874,166	60,900,000	109,185,648	170,085,648	(51,055,645)	119,030,003	—
Milano Lofts	Los Angeles, CA	G	1925/2006	99	8,125,216	27,378,784	5,815,317	8,125,216	33,194,101	41,319,317	(17,530,676)	23,788,641	—
Milehouse	Denver, CO	G	2015	353	13,511,360	111,155,156	2,815,571	13,511,360	113,970,727	127,482,087	(9,984,864)	117,497,223	—
Mill Creek	Milpitas, CA	—	1991	516	12,858,693	57,168,503	23,134,289	12,858,693	80,302,792	93,161,485	(60,794,332)	32,367,153	—
Milo	Denver, CO	—	2020	319	15,957,975	153,331,358	2,361,198	15,957,975	155,692,556	171,650,531	(27,926,074)	143,724,457	—
Mosaic at Metro	Hyattsville, MD	—	2008	262	—	59,580,898	3,409,553	—	62,990,451	62,990,451	(36,475,053)	26,515,398	—
Mozaic at Union Station	Los Angeles, CA	—	2007	272	8,500,000	52,529,446	7,308,643	8,500,000	59,838,089	68,338,089	(38,167,486)	30,170,603	—
Murray Hill Tower (fka Murray Hill)	New York, NY	G	1974	270	75,800,000	102,705,401	18,883,973	75,800,000	121,589,374	197,389,374	(62,243,715)	135,145,659	—
Next on Sixth	Los Angeles, CA	G	2017	398	52,509,906	136,635,650	1,718,569	52,509,906	138,354,219	190,864,125	(40,768,884)	150,095,241	—
North Pier at Harborside	Jersey City, NJ	G	2003	297	4,000,159	94,290,590	16,623,830	4,000,159	110,914,420	114,914,579	(78,399,044)	36,515,535	—
Northglen	Valencia, CA	—	1988	234	9,360,000	20,778,553	10,240,277	9,360,000	31,018,830	40,378,830	(24,424,211)	15,954,619	—
Northpark	Burlingame, CA	—	1972	510	38,607,000	77,472,217	36,651,634	38,607,000	114,123,851	152,730,851	(62,804,451)	89,926,400	—
Oak Park Combined	Agoura Hills, CA	—	1989 & 1990	444	3,390,700	30,517,274	18,777,592	3,390,700	49,294,866	52,685,566	(42,997,520)	9,688,046	—
Oaks	Santa Clarita, CA	—	2000	520	23,400,000	61,020,438	24,610,251	23,400,000	85,630,689	109,030,689	(57,677,497)	51,353,192	—
Ocean Crest	Solana Beach, CA	—	1986	146	5,111,200	11,910,438	6,676,448	5,111,200	18,586,886	23,698,086	(16,138,114)	7,559,972	—
Odin (fka Tallman)	Seattle, WA	—	2015	301	16,807,519	64,519,515	1,409,440	16,807,519	65,928,955	82,736,474	(26,944,870)	55,791,604	—
Olivian at the Realm	Lewisville, TX	—	2021	421	14,854,564	109,313,571	2,225,076	14,854,564	111,538,647	126,393,211	(22,154,905)	104,238,306	—
One Henry Adams	San Francisco, CA	G	2016	241	30,224,393	139,704,146	1,968,750	30,224,393	141,672,896	171,897,289	(51,245,218)	120,652,071	—
Osprey	Atlanta, GA	G	2020	320	18,121,932	116,950,910	1,248,807	18,121,932	118,199,717	136,321,649	(23,408,659)	112,912,990	—
Pacific Place	Los Angeles, CA	—	2008	430	32,250,000	110,750,000	16,150,937	32,250,000	126,900,937	159,150,937	(55,766,755)	103,384,182	—
Packard Building	Seattle, WA	G	2010	61	5,911,041	19,954,959	1,627,040	5,911,041	21,581,999	27,493,040	(8,781,868)	18,711,172	—
Parc 77	New York, NY	G	1903	137	40,504,000	18,025,679	8,807,365	40,504,000	26,833,044	67,337,044	(19,177,591)	48,159,453	—
Parc Cameron	New York, NY	G	1927	166	37,600,000	9,855,597	9,269,958	37,600,000	19,125,555	56,725,555	(14,972,289)	41,753,266	—
Parc Coliseum	New York, NY	G	1910	177	52,654,000	23,045,751	11,307,150	52,654,000	34,352,901	87,006,901	(25,361,604)	61,645,297	—
Parc East Towers	New York, NY	G	1977	324	102,163,000	108,989,402	18,143,716	102,163,000	127,133,118	229,296,118	(83,097,307)	146,198,811	—
Parc on Powell (fka Parkside at Emeryville)	Emeryville, CA	G	2015	173	16,667,059	65,473,337	4,560,998	16,667,059	70,034,335	86,701,394	(28,640,078)	58,061,316	—
Park Connecticut	Washington, D.C.	—	2000	142	13,700,000	59,087,519	7,591,691	13,700,000	66,679,210	80,379,210	(30,802,916)	49,576,294	—
Park West (CA)	Los Angeles, CA	—	1987/1990	444	3,033,500	27,302,383	18,355,920	3,033,500	45,658,303	48,691,803	(41,308,050)	7,383,753	—
Parkside	Union City, CA	—	1979	208	6,246,700	11,827,453	9,609,629	6,246,700	21,437,082	27,683,782	(18,779,849)	8,903,933	—
Pearl, The (WA)	Seattle, WA	G	2008	80	6,972,585	26,527,415	1,592,884	6,972,585	28,120,299	35,092,884	(11,946,335)	23,146,549	—
Pearl MDR (fka Oakwood Marina Del Rey)	Marina Del Rey, CA	G	1969	597	—	120,795,359	56,714,022	—	177,509,381	177,509,381	(74,334,927)	103,174,454	—
Pegasus	Los Angeles, CA	G	1949/2003	322	18,094,052	81,905,948	14,605,573	18,094,052	96,511,521	114,605,573	(53,313,678)	61,291,895	—
Penman, The	Atlanta, GA	G	2023	262	9,942,043	68,921,901	1,451,955	9,942,043	70,373,856	80,315,899	(9,468,636)	70,847,263	—
Portofino	Chino Hills, CA	—	1989	176	3,572,400	14,660,994	7,016,883	3,572,400	21,677,877	25,250,277	(18,508,354)	6,741,923	—
Portofino (Val)	Valencia, CA	—	1989	216	8,640,000	21,487,126	8,830,283	8,640,000	30,317,409	38,957,409	(24,573,973)	14,383,436	—
Portside Towers	Jersey City, NJ	G	1992-1997	527	22,487,006	96,842,913	34,844,903	22,487,006	131,687,816	154,174,822	(118,180,286)	35,994,536	—
Potrero 1010	San Francisco, CA	G	2016	453	40,830,011	181,924,463	3,838,898	40,830,011	185,763,361	226,593,372	(71,815,714)	154,777,658	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/25
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/25	Encumbrances
Prado (fka Glendale)	Glendale, CA	—	1988	264	—	67,977,313	8,877,339	—	76,854,652	76,854,652	(37,884,210)	38,970,442	—
Prime, The	Arlington, VA	—	2002	281	34,625,000	77,879,740	14,596,791	34,625,000	92,476,531	127,101,531	(53,173,565)	73,927,966	—
Prism at Park Avenue South (fka 400 Park Avenue South)	New York, NY	G	2015	269	76,292,169	171,812,112	1,092,607	76,292,169	172,904,719	249,196,888	(71,255,380)	177,941,508	—
Promenade at Town Center I & II	Valencia, CA	—	2001	564	28,200,000	69,795,915	22,143,700	28,200,000	91,939,615	120,139,615	(65,892,242)	54,247,373	—
Quarry Hills	Quincy, MA	—	2006	316	26,900,000	84,411,162	9,513,982	26,900,000	93,925,144	120,825,144	(45,920,601)	74,904,543	—
Radiant Fairfax Ridge	Fairfax, VA	—	2016	213	7,352,547	63,018,744	1,697,642	7,352,547	64,716,386	72,068,933	(15,275,984)	56,792,949	—
Radius Uptown	Denver, CO	—	2017	372	13,644,960	121,899,084	3,342,749	13,644,960	125,241,833	138,886,793	(40,494,670)	98,392,123	—
Redmond Court	Bellevue, WA	—	1977	206	10,300,000	33,488,745	8,021,513	10,300,000	41,510,258	51,810,258	(20,140,061)	31,670,197	—
Reserve at Burlington, The	Burlington, MA	—	2019	270	20,250,000	114,476,933	2,542,102	20,250,000	117,019,035	137,269,035	(24,125,054)	113,143,981	—
Reserve at Clarendon Centre, The	Arlington, VA	G	2003	252	10,500,000	52,812,935	12,436,182	10,500,000	65,249,117	75,749,117	(46,295,446)	29,453,671	—
Reserve at Eisenhower, The	Alexandria, VA	—	2002	226	6,500,000	34,585,059	7,767,823	6,500,000	42,352,882	48,852,882	(32,102,082)	16,750,800	—
Reserve at Empire Lakes	Rancho Cucamonga, CA	—	2005	467	16,345,000	73,080,670	17,959,527	16,345,000	91,040,197	107,385,197	(58,965,546)	48,419,651	—
Reserve at Fairfax Corner	Fairfax, VA	—	2001	652	15,804,057	63,129,050	18,323,499	15,804,057	81,452,549	97,256,606	(63,555,912)	33,700,694	—
Reserve at Mountain View (fka Mountain View)	Mountain View, CA	—	1965	180	27,000,000	33,029,605	12,025,112	27,000,000	45,054,717	72,054,717	(24,227,600)	47,827,117	—
Reserve at Potomac Yard	Alexandria, VA	—	2002	588	11,918,917	68,862,641	27,040,782	11,918,917	95,903,423	107,822,340	(69,893,176)	37,929,164	—
Reserve at Summit Crossing	Cumming, GA	—	2017	172	4,723,494	39,928,365	247,952	4,723,494	40,176,317	44,899,811	(2,763,358)	42,136,453	—
Reserve at Town Center I-III (WA)	Mill Creek, WA	G	2001, 2009, 2014	584	16,768,705	77,623,664	17,357,399	16,768,705	94,981,063	111,749,768	(58,636,933)	53,112,835	—
Reverb (fka 9th and W)	Washington, D.C.	G	2023	312	—	104,825,019	112,176	—	104,937,195	104,937,195	(11,647,232)	93,289,963	—
Rianna I & II	Seattle, WA	G	2000/2002	156	4,430,000	29,298,096	6,360,632	4,430,000	35,658,728	40,088,728	(19,838,472)	20,250,256	—
Richmond Row	Suwanee, GA	—	2023	344	10,030,008	88,345,634	917,985	10,030,008	89,263,619	99,293,627	(11,957,290)	87,336,337	—
Ridgewood Village I&II	San Diego, CA	—	1997	408	11,809,500	34,004,048	10,045,549	11,809,500	44,049,597	55,859,097	(37,487,936)	18,371,161	—
Riva Terra I (fka Redwood Shores)	Redwood City, CA	—	1986	304	34,963,355	84,587,658	12,972,778	34,963,355	97,560,436	132,523,791	(49,553,773)	82,970,018	—
Riva Terra II (fka Harborside)	Redwood City, CA	—	1986	149	17,136,645	40,536,531	5,881,979	17,136,645	46,418,510	63,555,155	(22,673,812)	40,881,343	—
Rivington, The	Hoboken, NJ	—	1999	240	34,340,640	112,112,152	6,928,451	34,340,640	119,040,603	153,381,243	(38,874,713)	114,506,530	—
Rosecliff II	Quincy, MA	—	2005	130	4,922,840	30,202,160	6,599,003	4,922,840	36,801,163	41,724,003	(18,506,220)	23,217,783	—
Sadie, The	Fort Worth, TX	—	2024	362	7,737,568	74,209,945	744	7,737,568	74,210,689	81,948,257	(421,158)	81,527,099	—
Sakura Crossing	Los Angeles, CA	G	2009	230	14,641,990	42,858,010	3,730,040	14,641,990	46,588,050	61,230,040	(24,880,092)	36,349,948	—
Savanna Nine Mile	Erie, CO	—	2022	287	9,386,048	98,792,001	594,538	9,386,048	99,386,539	108,772,587	(14,169,489)	94,603,098	—
Saxton	Seattle, WA	G	2019	325	38,805,400	128,652,023	1,410,258	38,805,400	130,062,281	168,867,681	(34,573,298)	134,294,383	—
Sheffield Court	Arlington, VA	—	1986	597	3,342,381	31,337,332	31,921,352	3,342,381	63,258,684	66,601,065	(53,789,694)	12,811,371	—
Siena Terrace	Lake Forest, CA	—	1988	356	8,900,000	24,083,024	11,434,416	8,900,000	35,517,440	44,417,440	(30,705,380)	13,712,060	—
Sixes Ridge	Holly Springs, GA	—	2019	340	7,959,831	78,251,973	889,854	7,959,831	79,141,827	87,101,658	(8,748,128)	78,353,530	—
Skycrest	Valencia, CA	—	1999	264	10,560,000	25,574,457	8,041,974	10,560,000	33,616,431	44,176,431	(27,737,241)	16,439,190	—
Skyhouse South	Atlanta, GA	G	2014	320	14,182,277	101,911,477	4,425,149	14,182,277	106,336,626	120,518,903	(24,036,005)	96,482,898	—
Skylark	Union City, CA	—	1986	174	1,781,600	16,731,916	7,039,874	1,781,600	23,771,790	25,553,390	(21,207,198)	4,346,192	—
Skyview	Rancho Santa Margarita, CA	—	1999	260	3,380,000	21,952,863	8,987,064	3,380,000	30,939,927	34,319,927	(26,453,072)	7,866,855	—
SoMa II	San Francisco, CA	—	(F)	—	29,406,606	5,948,952	—	29,406,606	5,948,952	35,355,558	—	35,355,558	—
Sonterra at Foothill Ranch	Foothill Ranch, CA	—	1997	300	7,503,400	24,048,507	8,037,156	7,503,400	32,085,663	39,589,063	(29,007,685)	10,581,378	—
South City Station (fka South San Francisco)	San Francisco, CA	G	2007	368	68,900,000	79,476,861	14,904,866	68,900,000	94,381,727	163,281,727	(44,896,900)	118,384,827	—
Springline	Seattle, WA	G	2016	136	9,163,667	47,910,981	1,333,664	9,163,667	49,244,645	58,408,312	(17,566,784)	40,841,528	—
Square One	Seattle, WA	—	2014	112	7,222,544	26,277,456	947,255	7,222,544	27,224,711	34,447,255	(11,591,496)	22,855,759	—
Station 92	Woodstock, GA	—	2015	272	7,132,150	66,570,701	1,015,887	7,132,150	67,586,588	74,718,738	(6,707,622)	68,011,116	—
Stillhouse Vinings	Atlanta, GA	—	2022	274	10,764,285	78,821,675	596,523	10,764,285	79,418,198	90,182,483	(6,701,574)	83,480,909	—
STOA	Los Angeles, CA	G	2017	237	25,326,048	79,976,031	1,188,942	25,326,048	81,164,973	106,491,021	(24,241,418)	82,249,603	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/25
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/25	Encumbrances
Summit Crossing I	Cumming, GA	—	2007	345	8,772,912	81,402,915	545,155	8,772,912	81,948,070	90,720,982	(5,186,238)	85,534,744	—
Summit Crossing II	Cumming, GA	—	2013	140	3,994,584	34,653,794	227,342	3,994,584	34,881,136	38,875,720	(2,253,201)	36,622,519	—
Ten23 (fka 500 West 23rd Street)	New York, NY	G	2011	111	—	58,881,873	2,282,437	—	61,164,310	61,164,310	(29,182,652)	31,981,658	—
Terraces, The	San Francisco, CA	G	1975	117	14,087,610	16,314,151	3,675,590	14,087,610	19,989,741	34,077,351	(11,811,357)	22,265,994	—
Theo	Denver, CO	G	2018	275	15,322,049	122,105,822	6,548,829	15,322,049	128,654,651	143,976,700	(26,496,260)	117,480,440	—
Third Square	Cambridge, MA	G	2008/2009	472	26,767,171	219,668,983	21,227,583	26,767,171	240,896,566	267,663,737	(136,421,935)	131,241,802	—
Three20	Seattle, WA	G	2013	134	7,030,766	29,005,762	2,105,196	7,030,766	31,110,958	38,141,724	(13,921,531)	24,220,193	—
Toscana	Irvine, CA	—	1991/1993	563	39,410,000	50,806,072	32,155,954	39,410,000	82,962,026	122,372,026	(67,858,223)	54,513,803	—
Trailwinds Grapevine	Grapevine, TX	—	2023	324	15,219,295	75,436,361	883,849	15,219,295	76,320,210	91,539,505	(8,212,477)	83,327,028	—
Troy Boston	Boston, MA	G	2015	378	34,641,051	181,607,331	5,342,250	34,641,051	186,949,581	221,590,632	(59,201,994)	162,388,638	—
Union at Carrollton Square	Carrollton, TX	G	2013	311	—	49,434,936	1,847,375	—	51,282,311	51,282,311	(5,819,119)	45,463,192	—
Uwajimaya Village	Seattle, WA	—	2002	176	8,800,000	22,188,288	10,917,971	8,800,000	33,106,259	41,906,259	(21,211,682)	20,694,577	—
Vantage Hollywood	Los Angeles, CA	—	1987	298	42,580,326	56,014,674	5,961,718	42,580,326	61,976,392	104,556,718	(26,840,871)	77,715,847	—
Veloce	Redmond, WA	G	2009	322	15,322,724	76,176,594	12,274,810	15,322,724	88,451,404	103,774,128	(40,659,061)	63,115,067	—
Venue at the Promenade	Castle Rock, CO	—	2017	312	8,355,048	83,752,689	1,795,168	8,355,048	85,547,857	93,902,905	(25,517,117)	68,385,788	—
Verde Condominium Homes (fka Mission Verde, LLC)	San Jose, CA	—	1986	108	5,190,700	9,679,109	6,181,003	5,190,700	15,860,112	21,050,812	(13,989,705)	7,061,107	—
Veridian (fka Silver Spring)	Silver Spring, MD	G	2009	457	18,539,817	130,407,365	8,712,974	18,539,817	139,120,339	157,660,156	(78,167,591)	79,492,565	—
Versailles	Woodland Hills, CA	—	1991	253	12,650,000	33,656,292	17,420,316	12,650,000	51,076,608	63,726,608	(34,384,268)	29,342,340	—
Versailles (K-Town)	Los Angeles, CA	—	2008	225	10,590,975	44,409,025	3,266,399	10,590,975	47,675,424	58,266,399	(27,756,662)	30,509,737	—
Victor on Venice	Los Angeles, CA	G	2006	116	10,350,000	35,433,437	6,606,416	10,350,000	42,039,853	52,389,853	(26,061,664)	26,328,189	—
View at Woodstock, The	Woodstock, GA	—	2020	320	8,745,396	78,965,549	915,240	8,745,396	79,880,789	88,626,185	(8,959,401)	79,666,784	—
Villa Solana	Laguna Hills, CA	—	1984	272	1,665,100	14,985,678	15,227,075	1,665,100	30,212,753	31,877,853	(27,783,623)	4,094,230	—
Village at Del Mar Heights, The (fka Del Mar Heights)	San Diego, CA	—	1986	168	15,100,000	40,859,396	5,393,552	15,100,000	46,252,948	61,352,948	(23,422,507)	37,930,441	—
Vintage at 425 Broadway (fka Promenade)	Santa Monica, CA	G	1934/2001	60	9,000,000	13,961,523	2,481,104	9,000,000	16,442,627	25,442,627	(8,566,845)	16,875,782	—
Virginia Square	Arlington, VA	G	2002	231	—	85,940,003	8,047,451	—	93,987,454	93,987,454	(45,957,991)	48,029,463	—
Vista 99 (fka Tasman)	San Jose, CA	—	2016	554	27,709,329	177,347,508	5,099,015	27,709,329	182,446,523	210,155,852	(71,231,901)	138,923,951	—
Vista Del Lago	Mission Viejo, CA	—	1986-1988	608	4,525,800	40,736,293	43,226,652	4,525,800	83,962,945	88,488,745	(64,493,952)	23,994,793	—
Walden Park	Cambridge, MA	—	1966	232	12,448,888	52,044,448	6,278,365	12,448,888	58,322,813	70,771,701	(32,759,912)	38,011,789	—
Water Park Towers	Arlington, VA	—	1989	362	34,400,000	108,485,859	23,532,727	34,400,000	132,018,586	166,418,586	(63,952,252)	102,466,334	—
Watertown Square	Watertown, MA	G	2005	134	16,800,000	34,074,056	9,473,628	16,800,000	43,547,684	60,347,684	(19,062,703)	41,284,981	—
Weaver, The	Austin, TX	G	2020	251	25,405,232	69,552,640	2,941,517	25,405,232	72,494,157	97,899,389	(15,060,145)	82,839,244	—
West 96th	New York, NY	G	1987	209	84,800,000	67,055,501	11,466,502	84,800,000	78,522,003	163,322,003	(40,293,632)	123,028,371	—
West End Apartments (fka Emerson Place/CRP II)	Boston, MA	G	2008	310	469,546	163,123,022	8,531,219	469,546	171,654,241	172,123,787	(102,818,202)	69,305,585	—
Westchester at Rockville	Rockville, MD	—	2009	192	10,600,000	44,135,207	3,902,247	10,600,000	48,037,454	58,637,454	(22,376,016)	36,261,438	—
Westerly	Dallas, TX	G	2021	331	11,958,829	79,171,448	2,420,906	11,958,829	81,592,354	93,551,183	(18,133,309)	75,417,874	—
Westmont	New York, NY	G	1986	163	64,900,000	61,143,259	9,745,544	64,900,000	70,888,803	135,788,803	(35,324,452)	100,464,351	—
Westside	Los Angeles, CA	—	2004	204	34,200,000	56,962,630	5,080,917	34,200,000	62,043,547	96,243,547	(29,938,808)	66,304,739	—
White Fence Farm	Lakewood, CO	—	2023	202	10,416,696	66,717,560	883,307	10,416,696	67,600,867	78,017,563	(6,506,361)	71,511,202	—
Windridge (CA)	Laguna Niguel, CA	—	1989	344	2,662,900	23,985,497	19,010,008	2,662,900	42,995,505	45,658,405	(37,628,237)	8,030,168	—
Wisconsin Place	Chevy Chase, MD	—	2009	432	—	172,089,355	4,055,939	—	176,145,294	176,145,294	(82,330,093)	93,815,201	—
Woodleaf	Campbell, CA	—	1984	178	8,550,600	16,988,182	8,299,625	8,550,600	25,287,807	33,838,407	(22,201,405)	11,637,002	—
Zephyr on the Park	Redmond, WA	G	2021	193	15,637,106	89,964,029	879,059	15,637,106	90,843,088	106,480,194	(17,451,643)	89,028,551	—
Management Business	N/A	—	(D)	—	—	—	153,838,159	—	153,838,159	153,838,159	(122,998,238)	30,839,921	—
Operating Partnership	N/A	—	(F)	—	—	6,722,980	—	—	6,722,980	6,722,980	—	6,722,980	—
Other	N/A	—	—	—	—	—	721,725	—	721,725	721,725	(237,504)	484,221	—
Wholly Owned Unencumbered				73,953	4,836,397,762	19,216,848,811	2,557,425,502	4,836,397,762	21,774,274,313	26,610,672,075	(9,566,421,975)	17,044,250,100	—

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/25
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/25	Encumbrances
Wholly Owned Encumbered:
1111 Belle Pre (fka The Madison)	Alexandria, VA	G	2014	360	18,937,702	94,758,679	3,032,752	18,937,702	97,791,431	116,729,133	(44,554,727)	72,174,406	86,548,424
300 East 39th (fka East 39th)	New York, NY	G	2001	254	48,900,000	96,174,639	10,445,038	48,900,000	106,619,677	155,519,677	(51,746,685)	103,772,992	55,459,051
303 East 83rd (fka Camargue)	New York, NY	G	1976	261	79,400,000	79,122,624	16,760,383	79,400,000	95,883,007	175,283,007	(49,621,554)	125,661,453	(H)
Artisan Square	Northridge, CA	—	2002	140	7,000,000	20,537,359	3,867,367	7,000,000	24,404,726	31,404,726	(18,468,467)	12,936,259	35,698,870
Avanti	Anaheim, CA	—	1987	162	12,960,000	18,497,683	5,362,230	12,960,000	23,859,913	36,819,913	(16,643,570)	20,176,343	39,696,633
Avenir Apartments	Boston, MA	G	2009	241	—	114,321,619	10,312,187	—	124,633,806	124,633,806	(59,251,426)	65,382,380	850,000
Baxter Decatur, The	Decatur, GA	—	2019	290	11,783,860	70,318,252	1,210,638	11,783,860	71,528,890	83,312,750	(12,049,589)	71,263,161	45,525,218
City Pointe	Fullerton, CA	G	2004	183	6,863,792	36,476,208	6,706,801	6,863,792	43,183,009	50,046,801	(25,132,731)	24,914,070	39,705,102
Fairchase	Fairfax, VA	—	2007	392	23,500,000	87,722,321	11,860,855	23,500,000	99,583,176	123,083,176	(44,316,041)	78,767,135	(H)
Flats at DuPont Circle	Washington, D.C.	—	1967	306	35,200,000	108,768,198	8,875,902	35,200,000	117,644,100	152,844,100	(54,209,997)	98,634,103	(H)
Glo	Los Angeles, CA	G	2008	201	16,047,022	48,650,963	5,737,901	16,047,022	54,388,864	70,435,886	(29,432,631)	41,003,255	33,377,377
Kelvin Court (fka Alta Pacific)	Irvine, CA	—	2008	132	10,752,145	34,846,856	5,267,857	10,752,145	40,114,713	50,866,858	(22,722,302)	28,144,556	26,290,313
Kenwood Mews	Burbank, CA	—	1991	141	14,100,000	24,662,883	5,649,538	14,100,000	30,312,421	44,412,421	(20,908,024)	23,504,397	37,702,484
La Terrazza at Colma Station	Colma, CA	G	2005	155	—	41,251,044	5,891,794	—	47,142,838	47,142,838	(30,099,490)	17,043,348	25,071,461
Lindley Apartments	Encino, CA	—	2004	129	5,805,000	25,705,000	6,828,240	5,805,000	32,533,240	38,338,240	(16,912,767)	21,425,473	28,099,502
Lofts 590	Arlington, VA	—	2005	212	20,100,000	67,909,023	4,446,805	20,100,000	72,355,828	92,455,828	(32,560,516)	59,895,312	42,262,062
Longview Place	Waltham, MA	—	2004	348	20,880,000	90,255,509	17,469,898	20,880,000	107,725,407	128,605,407	(74,603,074)	54,002,333	97,802,752
Mark on 8th	Seattle, WA	G	2016	174	23,004,387	51,116,647	1,284,451	23,004,387	52,401,098	75,405,485	(17,344,983)	58,060,502	(H)
Moda	Seattle, WA	G	2009	251	12,649,228	36,842,012	3,302,360	12,649,228	40,144,372	52,793,600	(22,848,166)	29,945,434	(I)
Montierra (CA)	San Diego, CA	—	1990	272	8,160,000	29,360,938	21,007,189	8,160,000	50,368,127	58,528,127	(36,219,882)	22,308,245	61,149,039
Notch	Newcastle, WA	—	2020	158	5,463,324	43,490,989	665,185	5,463,324	44,156,174	49,619,498	(11,063,980)	38,555,518	(H)
Old Town Lofts	Redmond, WA	G	2014	149	7,740,467	44,146,181	1,513,753	7,740,467	45,659,934	53,400,401	(19,442,447)	33,957,954	35,643,359
Olympus Towers	Seattle, WA	G	2000	328	14,752,034	73,335,425	17,479,910	14,752,034	90,815,335	105,567,369	(67,721,704)	37,845,665	94,947,129
Park Place at San Mateo (fka San Mateo)	San Mateo, CA	G	2001	575	71,900,000	211,907,141	38,421,572	71,900,000	250,328,713	322,228,713	(117,304,686)	204,924,027	(H)
Providence	Bothell, WA	—	2000	200	3,573,621	19,055,505	7,962,288	3,573,621	27,017,793	30,591,414	(19,159,479)	11,431,935	36,371,349
Red 160 (fka Redmond Way)	Redmond, WA	G	2011	250	15,546,376	65,320,010	8,223,569	15,546,376	73,543,579	89,089,955	(35,715,684)	53,374,271	(H)
Skyhouse Denver	Denver, CO	G	2017	361	13,562,331	126,360,318	5,988,044	13,562,331	132,348,362	145,910,693	(41,844,392)	104,066,301	74,339,301
SoMa Square Apartments (fka South Market)	San Francisco, CA	G	1986	418	79,900,000	177,316,977	30,699,136	79,900,000	208,016,113	287,916,113	(100,197,387)	187,718,726	(H)
Vintage	Ontario, CA	—	2005-2007	300	7,059,230	47,677,762	9,545,735	7,059,230	57,223,497	64,282,727	(35,236,799)	29,045,928	71,545,204
West 54th	New York, NY	G	2001	222	60,900,000	48,193,837	8,194,698	60,900,000	56,388,535	117,288,535	(28,665,778)	88,622,757	46,034,791
Portfolio/Entity Encumbrances (1)													547,449,392
Wholly Owned Encumbered				7,565	656,440,519	2,034,102,602	284,014,076	656,440,519	2,318,116,678	2,974,557,197	(1,155,998,958)	1,818,558,239	1,561,568,813

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

Description					Initial Cost to Company		Cost Capitalized Subsequent to Acquisition (Improvements, net) (E)	Gross Amount Carried at Close of Period 12/31/25
Apartment Name	Location	Non-Residential Components	Date of Construction	Apartment Units	Land	Building & Fixtures	Building & Fixtures	Land	Building & Fixtures (A)	Total (B)	Accumulated Depreciation (C)	Investment in Real Estate, Net at 12/31/25	Encumbrances
Partially Owned Unencumbered:
Basin, The	Wakefield, MA	G	(F)	—	36,778,711	168,067,294	266	36,778,711	168,067,560	204,846,271	(501,715)	204,344,556	—
Bellevue Meadows	Bellevue, WA	—	1983	180	4,507,100	12,574,814	12,824,426	4,507,100	25,399,240	29,906,340	(18,765,205)	11,141,135	—
Canyon Ridge	San Diego, CA	—	1989	162	4,869,448	11,955,064	5,942,069	4,869,448	17,897,133	22,766,581	(15,789,438)	6,977,143	—
Country Oaks	Agoura Hills, CA	—	1985	256	6,105,000	29,561,865	9,912,227	6,105,000	39,474,092	45,579,092	(31,170,969)	14,408,123	—
Lantern Cove	Foster City, CA	—	1985	232	6,945,000	23,064,976	10,056,148	6,945,000	33,121,124	40,066,124	(27,175,536)	12,890,588	—
Radius Koreatown	Los Angeles, CA	—	2014/2016	301	32,494,154	84,645,202	2,557,063	32,494,154	87,202,265	119,696,419	(31,433,988)	88,262,431	—
Rosecliff	Quincy, MA	—	1990	156	5,460,000	15,721,570	10,886,866	5,460,000	26,608,436	32,068,436	(19,888,286)	12,180,150	—
Schooner Bay I	Foster City, CA	—	1985	168	5,345,000	20,390,618	9,760,446	5,345,000	30,151,064	35,496,064	(23,714,609)	11,781,455	—
Schooner Bay II	Foster City, CA	—	1985	144	4,550,000	18,064,764	8,323,079	4,550,000	26,387,843	30,937,843	(20,925,930)	10,011,913	—
St Johns West	Austin, TX	—	2020	297	10,097,109	47,928,229	2,815,131	10,097,109	50,743,360	60,840,469	(15,287,189)	45,553,280	—
Venn at Main	Bellevue, WA	G	2016	350	26,626,497	151,520,448	3,315,146	26,626,497	154,835,594	181,462,091	(50,637,792)	130,824,299	—
Virgil Square	Los Angeles, CA	—	1979	142	5,500,000	15,216,613	4,760,220	5,500,000	19,976,833	25,476,833	(14,564,909)	10,911,924	—
Partially Owned Unencumbered				2,388	149,278,019	598,711,457	81,153,087	149,278,019	679,864,544	829,142,563	(269,855,566)	559,286,997	—

Partially Owned Encumbered:
Canyon Creek (CA)	San Ramon, CA	—	1984	268	5,425,000	18,812,121	17,240,466	5,425,000	36,052,587	41,477,587	(24,623,449)	16,854,138	28,335,661
Partially Owned Encumbered				268	5,425,000	18,812,121	17,240,466	5,425,000	36,052,587	41,477,587	(24,623,449)	16,854,138	28,335,661

Total Consolidated Investment in Real Estate				84,174	$5,647,541,300	$21,868,474,991	$2,939,833,131	$5,647,541,300	$24,808,308,122	$30,455,849,422	$(11,016,899,948)	$19,438,949,474	$1,589,904,474

(1)
See attached Encumbrances Reconciliation.

EQUITY RESIDENTIAL

ERP OPERATING LIMITED PARTNERSHIP

Schedule III - Real Estate and Accumulated Depreciation

December 31, 2025

NOTES:

(A)
The balance of furniture, fixtures and equipment included in the total investment in real estate amount was $3,074,470,420 as of December 31, 2025.
(B)
The cost, net of accumulated depreciation, for Federal Income Tax purposes as of December 31, 2025 was approximately $13.1 billion (unaudited).
(C)
The life to compute depreciation for building is 30 years, for building and site improvements ranges from 5 to 15 years, for furniture, fixtures and equipment, replacements and renovations is 5 to 10 years and for lease intangibles is the average remaining term of each respective lease.
(D)
This asset consists of costs owned by the Management Business acquired/added at various acquisition dates and largely represents furniture, fixtures and equipment and computer equipment and software costs, which are generally depreciated over periods ranging from 3 to 7 years, and leasehold improvements, which are generally depreciated over the term of each respective lease.
(E)
Primarily represents capital expenditures for building and site improvements, furniture, fixtures and equipment, replacements and renovations incurred subsequent to each property’s acquisition date.
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