Form 10-Q
period 2026-03-31
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2026-04-30
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on April 24, 2026 was 374,671,735.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended March 31, 2026 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of March 31, 2026 owned an approximate 97.6% ownership interest in, ERPOP. The remaining 2.4% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Land	$5,573,564	$5,563,407
Depreciable property	24,828,057	24,705,540
Projects under development	85,966	100,561
Land held for development	57,919	86,341
Investment in real estate	30,545,506	30,455,849
Accumulated depreciation	(11,264,396)	(11,016,900)
Investment in real estate, net	19,281,110	19,438,949
Investments in unconsolidated entities	325,566	325,939
Cash and cash equivalents	34,677	55,904
Restricted deposits	104,432	102,950
Right-of-use assets	452,318	454,916
Other assets	319,050	367,365
Total assets	$20,517,153	$20,746,023

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,590,859	$1,589,904
Notes, net	6,000,230	5,998,458
Line of credit and commercial paper	748,417	586,648
Accounts payable and accrued expenses	141,575	109,165
Accrued interest payable	52,479	73,860
Lease liabilities	303,813	304,575
Other liabilities	306,187	324,616
Security deposits	82,306	82,155
Distributions payable	269,392	267,508
Total liabilities	9,495,258	9,336,889

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	165,420	176,289
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 343,100 shares issued and outstanding as of March 31, 2026 and December 31, 2025	17,155	17,155
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 374,674,719 shares issued and outstanding as of March 31, 2026 and 377,806,173 shares issued and outstanding as of December 31, 2025	3,747	3,778
Paid in capital	9,846,857	9,824,460
Retained earnings	800,704	1,193,931
Accumulated other comprehensive income (loss)	2,460	2,175
Total shareholders’ equity	10,670,923	11,041,499
Noncontrolling Interests:
Operating Partnership	187,137	192,135
Partially Owned Properties	(1,585)	(789)
Total Noncontrolling Interests	185,552	191,346
Total equity	10,856,475	11,232,845
Total liabilities and equity	$20,517,153	$20,746,023

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2026	2025
REVENUES
Rental income	$779,846	$760,810

EXPENSES
Property and maintenance	149,656	143,973
Real estate taxes and insurance	117,026	111,752
Property management	35,141	35,816
General and administrative	16,865	18,255
Depreciation	247,496	256,746
Total expenses	566,184	566,542

Net gain (loss) on sales of real estate properties	(32)	154,152
Interest and other income	2,238	1,692
Other expenses	(40,788)	(4,156)
Interest:
Expense incurred, net	(77,370)	(72,114)
Amortization of deferred financing costs	(2,145)	(2,144)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	95,565	271,698
Income and other tax (expense) benefit	(422)	(422)
Income (loss) from investments in unconsolidated entities	(2,042)	(6,411)
Net gain (loss) on sales of land parcels	—	(67)
Net income	93,101	264,798
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(1,953)	(7,102)
Partially Owned Properties	(1,069)	(1,104)
Net income attributable to controlling interests	90,079	256,592
Preferred distributions	(356)	(356)
Net income available to Common Shares	$89,723	$256,236

Earnings per share – basic:
Net income available to Common Shares	$0.24	$0.68
Weighted average Common Shares outstanding	375,643	379,208

Earnings per share – diluted:
Net income available to Common Shares	$0.24	$0.67
Weighted average Common Shares outstanding	385,108	391,179

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2026	2025
Comprehensive income:
Net income	$93,101	$264,798
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(1,504)
Losses reclassified into earnings from other comprehensive income	285	686
Other comprehensive income (loss)	285	(818)
Comprehensive income	93,386	263,980
Comprehensive (income) attributable to Noncontrolling Interests	(3,028)	(8,184)
Comprehensive income attributable to controlling interests	$90,358	$255,796

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,101	$264,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	247,496	256,746
Amortization of deferred financing costs	2,145	2,144
Amortization of discounts and premiums on debt	1,300	1,311
Amortization of deferred settlements on derivative instruments	282	683
Amortization of right-of-use assets	3,191	3,189
Write-off of pursuit costs	954	1,321
(Income) loss from investments in unconsolidated entities	2,042	6,411
Distributions from unconsolidated entities – return on capital	1,515	150
Net (gain) loss on sales of real estate properties	32	(154,152)
Net (gain) loss on sales of land parcels	—	67
Realized (gain) loss on investment securities	—	40
Compensation paid with Company Common Shares	9,600	10,370
Changes in assets and liabilities:
(Increase) decrease in other assets	31,225	25,405
Increase (decrease) in accounts payable and accrued expenses	31,615	51,306
Increase (decrease) in accrued interest payable	(21,381)	(23,860)
Increase (decrease) in lease liabilities	(616)	(541)
Increase (decrease) in other liabilities	(2,137)	(21,564)
Increase (decrease) in security deposits	151	1,701
Net cash provided by operating activities	400,515	425,525
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – development/other	(23,674)	(30,971)
Capital expenditures to real estate	(62,002)	(61,950)
Non-real estate capital additions	(1,259)	(935)
Interest capitalized for real estate and unconsolidated entities under development	(2,630)	(3,922)
Proceeds from disposition of real estate, net	—	226,749
Investments in unconsolidated entities – development/other	(2,590)	(32,320)
Distributions from unconsolidated entities – return of capital	—	331
Proceeds from sale of investment securities	—	359
Net cash provided by (used for) investing activities	(92,155)	97,341

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage notes payable, net:
Lump sum payoffs	$—	$(37,940)
Line of credit and commercial paper:
Line of credit proceeds	1,000	—
Line of credit repayments	(1,000)	—
Commercial paper proceeds	6,855,874	11,238,316
Commercial paper repayments	(6,694,105)	(11,477,995)
Finance ground lease principal payments	(739)	(735)
Proceeds from Employee Share Purchase Plan (ESPP)	1,086	942
Proceeds from exercise of options	425	4,360
Common Shares repurchased and retired	(219,385)	—
Other financing activities, net	(7)	(7)
Contributions – Noncontrolling Interests – Operating Partnership	—	4
Distributions:
Common Shares	(261,921)	(256,401)
Preferred Shares	(356)	(356)
Noncontrolling Interests – Operating Partnership	(7,119)	(8,309)
Noncontrolling Interests – Partially Owned Properties	(1,858)	(3,368)
Net cash provided by (used for) financing activities	(328,105)	(541,489)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(19,745)	(18,623)
Cash and cash equivalents and restricted deposits, beginning of period	158,854	160,166
Cash and cash equivalents and restricted deposits, end of period	$139,109	$141,543

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$34,677	$39,849
Restricted deposits	104,432	101,694
Total cash and cash equivalents and restricted deposits, end of period	$139,109	$141,543

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2026	2025
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$90,494	$89,541
Net cash paid (received) for income and other taxes	$459	$371
Amortization of deferred financing costs:
Other assets	$718	$697
Mortgage notes payable, net	$256	$355
Notes, net	$1,171	$1,092
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$699	$698
Notes, net	$601	$613
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(3)
Accumulated other comprehensive income	$285	$686
Write-off of pursuit costs:
Investment in real estate, net	$78	$82
Investments in unconsolidated entities	$676	$1,151
Other assets	$200	$88
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$2,030	$6,104
Other liabilities	$12	$307
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$(555)
Other liabilities	$—	$2,059
Accumulated other comprehensive income	$—	$(1,504)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(1,372)	$(2,404)
Investments in unconsolidated entities	$(1,258)	$(1,518)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(2,590)	$(31,660)
Other liabilities	$—	$(660)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(593)	$(527)
Lease liabilities	$593	$527
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$16,165	$16,213
Other liabilities	$(16,301)	$(16,324)
Paid in capital	$136	$111

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2026	2025
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$17,155	$17,155
Balance, end of period	$17,155	$17,155
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,778	$3,795
Conversion of OP Units into Common Shares	1	1
Common Shares repurchased and retired	(35)	—
Share-based employee compensation expense:
Restricted shares	3	2
Balance, end of period	$3,747	$3,798
PAID IN CAPITAL
Balance, beginning of period	$9,824,460	$9,611,826
Common Share Issuance:
Conversion of OP Units into Common Shares	1,694	4,406
Exercise of share options	425	4,360
Employee Share Purchase Plan (ESPP)	1,086	942
Share-based employee compensation expense:
Restricted shares	7,108	4,436
Share options	1,223	1,279
ESPP discount	217	194
Supplemental Executive Retirement Plan (SERP)	136	111
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	8,725	755
Adjustment for Noncontrolling Interests ownership in Operating Partnership	1,783	(5,839)
Balance, end of period	$9,846,857	$9,622,470
RETAINED EARNINGS
Balance, beginning of period	$1,193,931	$1,407,570
Net income attributable to controlling interests	90,079	256,592
Common Share distributions	(263,600)	(263,295)
Preferred Share distributions	(356)	(356)
Common Shares repurchased and retired	(219,350)	—
Balance, end of period	$800,704	$1,400,511
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$2,175	$4,214
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(1,504)
Losses reclassified into earnings from other comprehensive income	285	686
Balance, end of period	$2,460	$3,396

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$0.7025	$0.6925

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Quarter Ended March 31,
	2026	2025
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$192,135	$201,942
Issuance of restricted units to Noncontrolling Interests	—	4
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(1,695)	(4,407)
Equity compensation associated with Noncontrolling Interests	1,707	5,101
Net income attributable to Noncontrolling Interests	1,953	7,102
Distributions to Noncontrolling Interests	(7,324)	(8,600)
Change in book value of Redeemable Noncontrolling Interests – Operating Partnership	2,144	109
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(1,783)	5,839
Balance, end of period	$187,137	$207,090
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(789)	$(718)
Net income attributable to Noncontrolling Interests	1,069	1,104
Distributions to Noncontrolling Interests	(1,865)	(3,375)
Balance, end of period	$(1,585)	$(2,989)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	March 31,	December 31,
	2026	2025
ASSETS
Land	$5,573,564	$5,563,407
Depreciable property	24,828,057	24,705,540
Projects under development	85,966	100,561
Land held for development	57,919	86,341
Investment in real estate	30,545,506	30,455,849
Accumulated depreciation	(11,264,396)	(11,016,900)
Investment in real estate, net	19,281,110	19,438,949
Investments in unconsolidated entities	325,566	325,939
Cash and cash equivalents	34,677	55,904
Restricted deposits	104,432	102,950
Right-of-use assets	452,318	454,916
Other assets	319,050	367,365
Total assets	$20,517,153	$20,746,023

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,590,859	$1,589,904
Notes, net	6,000,230	5,998,458
Line of credit and commercial paper	748,417	586,648
Accounts payable and accrued expenses	141,575	109,165
Accrued interest payable	52,479	73,860
Lease liabilities	303,813	304,575
Other liabilities	306,187	324,616
Security deposits	82,306	82,155
Distributions payable	269,392	267,508
Total liabilities	9,495,258	9,336,889

Commitments and contingencies

Redeemable Limited Partners	165,420	176,289
Capital:
Partners’ Capital:
Preference Units	17,155	17,155
General Partner	10,651,308	11,022,169
Limited Partners	187,137	192,135
Accumulated other comprehensive income (loss)	2,460	2,175
Total partners’ capital	10,858,060	11,233,634
Noncontrolling Interests – Partially Owned Properties	(1,585)	(789)
Total capital	10,856,475	11,232,845
Total liabilities and capital	$20,517,153	$20,746,023

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2026	2025
REVENUES
Rental income	$779,846	$760,810

EXPENSES
Property and maintenance	149,656	143,973
Real estate taxes and insurance	117,026	111,752
Property management	35,141	35,816
General and administrative	16,865	18,255
Depreciation	247,496	256,746
Total expenses	566,184	566,542

Net gain (loss) on sales of real estate properties	(32)	154,152
Interest and other income	2,238	1,692
Other expenses	(40,788)	(4,156)
Interest:
Expense incurred, net	(77,370)	(72,114)
Amortization of deferred financing costs	(2,145)	(2,144)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	95,565	271,698
Income and other tax (expense) benefit	(422)	(422)
Income (loss) from investments in unconsolidated entities	(2,042)	(6,411)
Net gain (loss) on sales of land parcels	—	(67)
Net income	93,101	264,798
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,069)	(1,104)
Net income attributable to controlling interests	$92,032	$263,694
ALLOCATION OF NET INCOME:
Preference Units	$356	$356

General Partner	$89,723	$256,236
Limited Partners	1,953	7,102
Net income available to Units	$91,676	$263,338

Earnings per Unit – basic:
Net income available to Units	$0.24	$0.68
Weighted average Units outstanding	383,819	389,719

Earnings per Unit – diluted:
Net income available to Units	$0.24	$0.67
Weighted average Units outstanding	385,108	391,179

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2026	2025
Comprehensive income:
Net income	$93,101	$264,798
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(1,504)
Losses reclassified into earnings from other comprehensive income	285	686
Other comprehensive income (loss)	285	(818)
Comprehensive income	93,386	263,980
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(1,069)	(1,104)
Comprehensive income attributable to controlling interests	$92,317	$262,876

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$93,101	$264,798
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	247,496	256,746
Amortization of deferred financing costs	2,145	2,144
Amortization of discounts and premiums on debt	1,300	1,311
Amortization of deferred settlements on derivative instruments	282	683
Amortization of right-of-use assets	3,191	3,189
Write-off of pursuit costs	954	1,321
(Income) loss from investments in unconsolidated entities	2,042	6,411
Distributions from unconsolidated entities – return on capital	1,515	150
Net (gain) loss on sales of real estate properties	32	(154,152)
Net (gain) loss on sales of land parcels	—	67
Realized (gain) loss on investment securities	—	40
Compensation paid with Company Common Shares	9,600	10,370
Changes in assets and liabilities:
(Increase) decrease in other assets	31,225	25,405
Increase (decrease) in accounts payable and accrued expenses	31,615	51,306
Increase (decrease) in accrued interest payable	(21,381)	(23,860)
Increase (decrease) in lease liabilities	(616)	(541)
Increase (decrease) in other liabilities	(2,137)	(21,564)
Increase (decrease) in security deposits	151	1,701
Net cash provided by operating activities	400,515	425,525
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – development/other	(23,674)	(30,971)
Capital expenditures to real estate	(62,002)	(61,950)
Non-real estate capital additions	(1,259)	(935)
Interest capitalized for real estate and unconsolidated entities under development	(2,630)	(3,922)
Proceeds from disposition of real estate, net	—	226,749
Investments in unconsolidated entities – development/other	(2,590)	(32,320)
Distributions from unconsolidated entities – return of capital	—	331
Proceeds from sale of investment securities	—	359
Net cash provided by (used for) investing activities	(92,155)	97,341

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Mortgage notes payable, net:
Lump sum payoffs	$—	$(37,940)
Line of credit and commercial paper:
Line of credit proceeds	1,000	—
Line of credit repayments	(1,000)	—
Commercial paper proceeds	6,855,874	11,238,316
Commercial paper repayments	(6,694,105)	(11,477,995)
Finance ground lease principal payments	(739)	(735)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	1,086	942
Proceeds from exercise of EQR options	425	4,360
OP Units repurchased and retired	(219,385)	—
Other financing activities, net	(7)	(7)
Contributions – Limited Partners	—	4
Distributions:
OP Units – General Partner	(261,921)	(256,401)
Preference Units	(356)	(356)
OP Units – Limited Partners	(7,119)	(8,309)
Noncontrolling Interests – Partially Owned Properties	(1,858)	(3,368)
Net cash provided by (used for) financing activities	(328,105)	(541,489)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(19,745)	(18,623)
Cash and cash equivalents and restricted deposits, beginning of period	158,854	160,166
Cash and cash equivalents and restricted deposits, end of period	$139,109	$141,543

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$34,677	$39,849
Restricted deposits	104,432	101,694
Total cash and cash equivalents and restricted deposits, end of period	$139,109	$141,543

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Quarter Ended March 31,
	2026	2025
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$90,494	$89,541
Net cash paid (received) for income and other taxes	$459	$371
Amortization of deferred financing costs:
Other assets	$718	$697
Mortgage notes payable, net	$256	$355
Notes, net	$1,171	$1,092
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$699	$698
Notes, net	$601	$613
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(3)	$(3)
Accumulated other comprehensive income	$285	$686
Write-off of pursuit costs:
Investment in real estate, net	$78	$82
Investments in unconsolidated entities	$676	$1,151
Other assets	$200	$88
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$2,030	$6,104
Other liabilities	$12	$307
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$(555)
Other liabilities	$—	$2,059
Accumulated other comprehensive income	$—	$(1,504)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(1,372)	$(2,404)
Investments in unconsolidated entities	$(1,258)	$(1,518)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(2,590)	$(31,660)
Other liabilities	$—	$(660)
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(593)	$(527)
Lease liabilities	$593	$527
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$16,165	$16,213
Other liabilities	$(16,301)	$(16,324)
Paid in capital	$136	$111

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2026	2025
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$17,155	$17,155
Balance, end of period	$17,155	$17,155
GENERAL PARTNER
Balance, beginning of period	$11,022,169	$11,023,191
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	1,695	4,407
Exercise of EQR share options	425	4,360
EQR’s Employee Share Purchase Plan (ESPP)	1,086	942
Share-based employee compensation expense:
EQR restricted shares	7,111	4,438
EQR share options	1,223	1,279
EQR ESPP discount	217	194
OP Units repurchased and retired	(219,385)	—
Net income available to Units – General Partner	89,723	256,236
OP Units – General Partner distributions	(263,600)	(263,295)
Supplemental Executive Retirement Plan (SERP)	136	111
Change in market value of Redeemable Limited Partners	8,725	755
Adjustment for Limited Partners ownership in Operating Partnership	1,783	(5,839)
Balance, end of period	$10,651,308	$11,026,779
LIMITED PARTNERS
Balance, beginning of period	$192,135	$201,942
Issuance of restricted units to Limited Partners	—	4
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(1,695)	(4,407)
Equity compensation associated with Units – Limited Partners	1,707	5,101
Net income available to Units – Limited Partners	1,953	7,102
Units – Limited Partners distributions	(7,324)	(8,600)
Change in book value of Redeemable Limited Partners	2,144	109
Adjustment for Limited Partners ownership in Operating Partnership	(1,783)	5,839
Balance, end of period	$187,137	$207,090
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$2,175	$4,214
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(1,504)
Losses reclassified into earnings from other comprehensive income	285	686
Balance, end of period	$2,460	$3,396

DISTRIBUTIONS
Distributions declared per Unit outstanding	$0.7025	$0.6925

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Quarter Ended March 31,
	2026	2025
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(789)	$(718)
Net income attributable to Noncontrolling Interests	1,069	1,104
Distributions to Noncontrolling Interests	(1,865)	(3,375)
Balance, end of period	$(1,585)	$(2,989)

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

EQR is the general partner of, and as of March 31, 2026 owned an approximate 97.6% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of March 31, 2026, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 312 properties located in 10 states and the District of Columbia consisting of 85,211 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	297	81,539
Partially Owned Properties – Consolidated	12	2,656
Partially Owned Properties – Unconsolidated	3	1,016
	312	85,211

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

In preparation of the Company’s financial statements in conformity with GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

The balance sheets at December 31, 2025 have been derived from the audited financial statements at that date but do not include all of the information and footnotes required by GAAP for complete financial statements.

For further information, including definitions of capitalized terms not defined herein, refer to the consolidated financial statements and footnotes thereto included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

Recent Accounting Pronouncements

In December 2025, the Financial Accounting Standards Board (“FASB”) issued an amendment to the interim reporting standards which is intended to improve the navigability of the required interim reporting disclosures and clarify when that guidance is applicable. The update provides a comprehensive list of interim disclosures required under GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. The standard will be effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively. The Company is currently evaluating the impact of the new rules on its disclosures.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the quarters ended March 31, 2026 and 2025:

	2026	2025
Common Shares
Common Shares outstanding at January 1,	377,806,173	379,475,383
Common Shares Issued:
Conversion of OP Units	29,282	107,399
Exercise of share options	6,994	67,804
Employee Share Purchase Plan (ESPP)	20,644	15,062
Restricted share grants, net	270,020	175,030
Common Shares Other:
Repurchased and retired	(3,458,394)	—
Common Shares outstanding at March 31,	374,674,719	379,840,678
Units
Units outstanding at January 1,	9,325,363	11,543,773
Restricted unit grants, net	29,467	286,898
Conversion of OP Units to Common Shares	(29,282)	(107,399)
Units outstanding at March 31,	9,325,548	11,723,272
Total Common Shares and Units outstanding at March 31,	384,000,267	391,563,950
Units Ownership Interest in Operating Partnership	2.4%	3.0%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the quarters ended March 31, 2026 and 2025:

	2026	2025
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	387,131,536	391,019,156
Issued to General Partner:
Exercise of EQR share options	6,994	67,804
EQR’s Employee Share Purchase Plan (ESPP)	20,644	15,062
EQR’s restricted share grants, net	270,020	175,030
Issued to Limited Partners:
Restricted unit grants, net	29,467	286,898
General Partner Other:
OP Units repurchased and retired	(3,458,394)	—
General and Limited Partner Units outstanding at March 31,	384,000,267	391,563,950
Limited Partner Units
Limited Partner Units outstanding at January 1,	9,325,363	11,543,773
Limited Partner restricted unit grants, net	29,467	286,898
Conversion of Limited Partner OP Units to EQR Common Shares	(29,282)	(107,399)
Limited Partner Units outstanding at March 31,	9,325,548	11,723,272
Limited Partner Units Ownership Interest in Operating Partnership	2.4%	3.0%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of book value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at March 31, 2026 and December 31, 2025.

The book value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total book value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of book value or fair market value as described above. As of March 31, 2026 and 2025, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $165.4 million and $337.7 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the quarters ended March 31, 2026 and 2025, respectively (amounts in thousands):

	2026	2025
Balance at January 1,	$176,289	$338,563
Change in market value	(8,725)	(755)
Change in book value	(2,144)	(109)
Balance at March 31,	$165,420	$337,699

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of March 31, 2026 and December 31, 2025:

			Amounts in thousands
		Annual
	Call	Dividend Per	March 31,	December 31,
	Date (1)	Share/Unit (2)	2026	2025
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 343,100 shares/units issued and outstanding as of March 31, 2026 and December 31, 2025	12/10/2026	$4.145	$17,155	$17,155
			$17,155	$17,155

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. The current program matures in May 2028 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of March 31, 2026.

During the quarter ended March 31, 2026, the Company repurchased and subsequently retired approximately $219.4 million (3,458,394 shares at a weighted average price per share of $63.42) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR. As of March 31, 2026, 8,156,451 shares remained available for repurchase under this program.

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
Land	$5,573,564	$5,563,407
Depreciable property:
Buildings and improvements	21,130,692	21,057,954
Furniture, fixtures and equipment	3,124,249	3,074,470
In-Place lease intangibles	573,116	573,116
Projects under development:
Land	31,539	19,278
Construction-in-progress	54,427	81,283
Land held for development:
Land	42,538	64,856
Construction-in-progress	15,381	21,485
Investment in real estate	30,545,506	30,455,849
Accumulated depreciation	(11,264,396)	(11,016,900)
Investment in real estate, net	$19,281,110	$19,438,949

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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of March 31, 2026:

	Consolidated Joint Ventures (VIE)
	Properties/Projects	Apartment Units
Operating Properties	12	2,656
Projects Under Development (1)	1	440	(2)
Total	13	3,096

(1)
Represents separate consolidated joint ventures for the purpose of developing multifamily rental properties.
(2)
Represents the intended number of apartment units to be developed.

The following table provides consolidated assets and liabilities related to the Company's VIEs as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
Consolidated Assets	$594,532	$596,013
Consolidated Liabilities	$45,594	$46,821

Investments in Unconsolidated Entities

The Company has various equity interests in certain joint ventures that are unconsolidated and accounted for using the equity method of accounting. Most of these have been deemed to be VIEs and the Company is not the VIEs' primary beneficiary. The remaining have been deemed not to be VIEs and the Company does not have a controlling voting interest.

The following table summarizes the Company’s investments in unconsolidated entities as of March 31, 2026 and December 31, 2025 (amounts in thousands except for ownership percentage):

	March 31, 2026	December 31, 2025	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$33,954	$34,356	Varies
Operating Properties (VIE)	114,105	115,180	62% - 80% (1)
Development and Lease-Up Projects and Land Held for Development (VIE)	146,802	146,247	95% (1)
Real Estate Technology Funds/Companies (VIE)	30,972	30,420	Varies
Other	(267)	(264)	Varies
Investments in Unconsolidated Entities	$325,566	$325,939

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated real estate joint ventures that were deemed to be VIEs as of March 31, 2026:

	Unconsolidated Joint Ventures (VIE)
	Properties/Projects/Entities	Apartment Units
Operating Properties	3	1,016
Real Estate Holdings (1)	3	—
Projects Under Development (2)	2	639	(3)
Total	8	1,655

(1)
Represents entities that hold various real estate investments.
(2)
Represents separate unconsolidated joint ventures for the purpose of developing multifamily rental properties.
(3)
Represents the intended number of apartment units to be developed.
6.
Restricted Deposits

The following table presents the Company’s restricted deposits as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
Mortgage escrow deposits:
Real estate taxes and insurance	$141	$198
Mortgage principal reserves/sinking funds	35,593	33,143
Mortgage escrow deposits	35,734	33,341
Restricted cash:
Restricted deposits on real estate investments	4,806	5,483
Resident security and utility deposits	47,564	48,533
Replacement reserves	13,538	12,803
Other	2,790	2,790
Restricted cash	68,698	69,609
Restricted deposits	$104,432	$102,950

7.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The following table presents the lease income types relating to total lease revenue along with the total other rental income for the quarters ended March 31, 2026 and 2025 (amounts in thousands):

Income Type	March 31, 2026	March 31, 2025
Residential and non-residential rent	$711,957	$697,109
Utility recoveries (RUBS income) (1)	26,994	25,498
Parking rent	12,122	12,263
Other lease revenue, net (2)	6,157	2,287
Total lease revenue	757,230	737,157
Parking revenue	10,644	10,674
Other revenue	11,972	12,979
Total other rental income (3)	22,616	23,653
Rental income	$779,846	$760,810

(1)
RUBS income primarily consists of variable payments representing the recovery of utility costs from residents.
(2)
Other lease revenue consists of the revenue adjustment related to bad debt, service fees, pet rent and other miscellaneous lease revenue.
(3)
Other rental income is accounted for under the revenue recognition standard and primarily consists of third-party transient parking revenue, termination settlement income and ancillary income such as cable and laundry revenue and renters insurance.
8.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the quarter ended March 31, 2026 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the quarter ended March 31, 2026 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2025	Proceeds	Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of March 31, 2026
Fixed Rate Debt:
Secured – Conventional	$1,403,671	$—	$—	$—	$392	$221	$1,404,284
Floating Rate Debt:
Secured – Tax Exempt	186,233	—	—	—	307	35	186,575
Total	$1,589,904	$—	$—	$—	$699	$256	$1,590,859

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the quarter ended March 31, 2026:

March 31, 2026
Interest Rate Ranges (ending)	0.10% - 5.25%
Weighted Average Interest Rate	3.68%
Maturity Date Ranges	2029-2061

As of March 31, 2026, the Company had $195.9 million of secured tax-exempt bonds subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the quarter ended March 31, 2026 (amounts in thousands):

	Notes, net as of December 31, 2025	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of March 31, 2026
Fixed Rate Debt:
Unsecured – Public	$5,998,458	$—	$—	$601	$1,171	$6,000,230

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the quarter ended March 31, 2026:

March 31, 2026
Interest Rate Ranges (ending)	1.85% - 7.57%
Weighted Average Interest Rate	3.79%
Maturity Date Ranges	2026-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for the quarter ended March 31, 2026.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing on December 3, 2030. The Company has the ability to increase available borrowings by an additional $1.0 billion by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.725%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating. The weighted average interest rate on the revolving credit facility was 4.40% for the quarter ended March 31, 2026.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.5 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The following table summarizes certain weighted average interest rate, maturity and amount outstanding information for the commercial paper program as of and for the quarter ended March 31, 2026:

March 31, 2026
Weighted Average Interest Rate (1)	3.91%
Weighted Average Maturity (in days)	14
Weighted Average Amount Outstanding	$683.4 million

(1)
The notes bear interest at various floating rates.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.5 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of March 31, 2026 (amounts in thousands):

March 31, 2026
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(749,520)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,464)
Unsecured revolving credit facility availability	$1,747,016

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

The fair values of the Company’s financial instruments (other than the items listed above and the investments disclosed below) approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at March 31, 2026 and December 31, 2025, respectively (amounts in thousands):

	March 31, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,590,859	$1,526,246	$1,589,904	$1,532,421
Unsecured debt, net	6,748,647	6,426,732	6,585,106	6,333,952
Total debt, net	$8,339,506	$7,952,978	$8,175,010	$7,866,373

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at March 31, 2026 and December 31, 2025, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	3/31/2026	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$91,200	$91,200	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$91,200	$91,200	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$165,420	$—	$165,420	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$107,365	$107,365	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$107,365	$107,365	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$176,289	$—	$176,289	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the quarters ended March 31, 2026 and 2025, respectively (amounts in thousands):

March 31, 2026 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(285)
Total	$—		$(285)

March 31, 2025 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(1,504)	Interest expense	$(686)
Total	$(1,504)		$(686)

As of March 31, 2026 and December 31, 2025, there were approximately $2.5 million and $2.2 million in deferred gains, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and/or unsettled derivative instruments, of which an estimated $0.9 million may be recognized as additional interest expense during the twelve months ending March 31, 2027.

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

The following table summarizes the Company’s real estate technology investment securities included in other assets as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
Real Estate Technology Investments	$47,409	$47,409

10.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Quarter Ended March 31,
	2026	2025
Numerator for net income per share – basic:
Net income	$93,101	$264,798
Allocation to Noncontrolling Interests – Operating Partnership	(1,953)	(7,102)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,069)	(1,104)
Preferred distributions	(356)	(356)
Numerator for net income per share – basic	$89,723	$256,236
Numerator for net income per share – diluted:
Net income	$93,101	$264,798
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,069)	(1,104)
Preferred distributions	(356)	(356)
Numerator for net income per share – diluted	$91,676	$263,338
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	375,643	379,208
Effect of dilutive securities:
OP Units	8,176	10,511
Long-term compensation shares/units	1,289	1,460
Denominator for net income per share – diluted	385,108	391,179
Net income per share – basic	$0.24	$0.68
Net income per share – diluted	$0.24	$0.67

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Quarter Ended March 31,
	2026	2025
Numerator for net income per Unit – basic and diluted:
Net income	$93,101	$264,798
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,069)	(1,104)
Allocation to Preference Units	(356)	(356)
Numerator for net income per Unit – basic and diluted	$91,676	$263,338
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	383,819	389,719
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,289	1,460
Denominator for net income per Unit – diluted	385,108	391,179
Net income per Unit – basic	$0.24	$0.68
Net income per Unit – diluted	$0.24	$0.67

11.
Commitments and Contingencies

Commitments

Real Estate Development Commitments

As of March 31, 2026, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at March 31, 2026 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	3	960	$150,131
Unconsolidated	2	639	56,895
Total Projects Under Development	5	1,599	$207,026

(1)
The Company’s share of the $207.0 million in total project costs remaining approximates $150.1 million, with the balance funded by the applicable construction loans (approximately $56.9 million).

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

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. As of March 31, 2026, the Company has invested in eleven separate such investments totaling $50.6 million with aggregate remaining commitments of approximately $17.4 million.

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

The Company is involved in various pending and threatened legal proceedings which arise in the ordinary course of business. The Company evaluates these litigation matters on an ongoing basis, but in no event less than quarterly, in assessing the adequacy of its accruals and disclosures. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, the Company records new accruals and/or adjusts existing accruals that represent its best estimate of the loss incurred based on the facts and circumstances known at that time. As of March 31, 2026 and December 31, 2025, the Company’s litigation accruals approximated $101.4 million and $70.6 million, respectively, and are included in other liabilities in the consolidated balance sheets. Actual losses may differ materially from the amounts noted above and the ultimate outcome of these legal proceedings is generally not yet determinable. As of March 31, 2026 and December 31, 2025, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate and inclusive of the matters accrued for as noted above and the matters discussed below, may reasonably be expected to have a material adverse effect on the Company and its financial condition.

The Company has been named as a defendant in a number of cases filed by private plaintiffs in late 2022 and 2023 alleging antitrust violations by RealPage, Inc., a seller of revenue management software products, and various owners and/or operators of multifamily housing, including us, that have utilized these products. The complaints allege collusion among the defendants to illegally fix and inflate the pricing of multifamily rents and seek monetary damages, injunctive relief, fees and costs. All of the cases except for one have been consolidated into a single putative class action in the United States District Court for the Middle District of Tennessee. On December 28, 2023, motions to dismiss this consolidated action, filed by RealPage, Inc. as well as us and our multifamily co-defendants, were denied by the Court and the case is proceeding. On April 13, 2026, the Company entered into a settlement agreement to fully resolve the consolidated putative class action litigation at an amount totaling $56.0 million, which is included in the litigation accruals noted above. The settlement remains subject to court approval. The Company also continues to vigorously defend another case with similar allegations filed by the District of Columbia against RealPage, Inc. and a number of multifamily owners and/or operators, including us, and no assurance can be given that similar additional cases will not be filed in the future. The resolution of these proceedings cannot be predicted with certainty.

The Company is named as a defendant in a class action in the United States District Court for the Northern District of California filed in 2016 which alleges that the amount of late fees charged by the Company were improperly determined under California law. The plaintiffs are seeking monetary damages and other relief. On April 8, 2024, the Court issued certain findings of facts and conclusions of law that are adverse to the Company’s legal position. During the fourth quarter of 2025, the parties reached a settlement in principle to fully resolve these matters at an amount approximating $42.7 million, which is included in the litigation accruals noted above. In February 2026, the court granted preliminary approval of the settlement but it remains subject to final court approval.

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

The Company has non-residential activities included in each of its reportable segments, which account for less than 4.0% of total revenues for the quarters ended March 31, 2026 and 2025, respectively, and serve as an amenity for our residential residents. All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the quarters ended March 31, 2026 and 2025, respectively.

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

The following table presents a reconciliation of net income per the consolidated statements of operations to NOI for the quarters ended March 31, 2026 and 2025, respectively (amounts in thousands):

	March 31, 2026	March 31, 2025
Net income	$93,101	$264,798
Adjustments:
Property management	35,141	35,816
General and administrative	16,865	18,255
Depreciation	247,496	256,746
Net (gain) loss on sales of real estate properties	32	(154,152)
Interest and other income	(2,238)	(1,692)
Other expenses	40,788	4,156
Interest:
Expense incurred, net	77,370	72,114
Amortization of deferred financing costs	2,145	2,144
Income and other tax expense (benefit)	422	422
(Income) loss from investments in unconsolidated entities	2,042	6,411
Net (gain) loss on sales of land parcels	—	67
Total NOI	$513,164	$505,085

The following table presents NOI from our rental real estate for the quarters ended March 31, 2026 and 2025, respectively (amounts in thousands):

	March 31, 2026			March 31, 2025
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$119,451	$39,751	$79,700	$118,511	$37,960	$80,551
Orange County	32,506	7,354	25,152	31,846	7,233	24,613
San Diego	21,377	4,784	16,593	21,105	4,670	16,435
Subtotal - Southern California	173,334	51,889	121,445	171,462	49,863	121,599

San Francisco	120,147	35,364	84,783	113,002	34,796	78,206
New York	127,161	52,827	74,334	121,798	51,652	70,146
Washington, D.C.	109,627	36,419	73,208	107,833	34,740	73,093
Boston	81,075	26,997	54,078	79,721	25,156	54,565
Seattle	67,051	19,981	47,070	66,245	18,763	47,482
Denver	25,698	8,641	17,057	27,134	8,457	18,677
Atlanta	23,756	8,538	15,218	24,546	8,015	16,531
Dallas/Austin	18,629	7,902	10,727	18,887	8,179	10,708
Total same store	746,478	248,558	497,920	730,628	239,621	491,007

Non-same store	32,002	13,172	18,830	10,460	5,163	5,297
Total reportable segments	778,480	261,730	516,750	741,088	244,784	496,304

Other (2)	1,366	4,952	(3,586)	19,722	10,941	8,781

Totals	$779,846	$266,682	$513,164	$760,810	$255,725	$505,085

(1)
For the quarters ended March 31, 2026 and 2025, same store represented 78,885 apartment units.
(2)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

The following table presents a reconciliation of operating expenses for each reportable segment for the quarters ended March 31, 2026 and 2025, respectively (amounts in thousands):

	March 31, 2026			March 31, 2025
	Same Store (1)	Non-Same Store	Total	Same Store (1)	Non-Same Store	Total
Operating expenses:
Real estate taxes	$98,680	$4,792	$103,472	$95,910	$1,317	$97,227
On-site payroll	44,593	2,466	47,059	44,517	1,034	45,551
Utilities	42,813	2,054	44,867	40,120	956	41,076
Repairs and maintenance	32,435	1,956	34,391	30,243	835	31,078
Other (2)	30,037	1,904	31,941	28,831	1,021	29,852
Total	$248,558	$13,172	$261,730	$239,621	$5,163	$244,784

(1)
For the quarters ended March 31, 2026 and 2025, same store represented 78,885 apartment units.
(2)
Other operating expenses for each reportable segment includes insurance, leasing and advertising and other on-site operating expenses.

The following table presents a reconciliation of total assets and capital expenditures as of and for the quarter ended March 31, 2026 (amounts in thousands):

	March 31, 2026
	Same Store (1)	Non-Same Store	Other (2)	Total
Total assets	$18,112,820	$1,545,477	$858,856	$20,517,153
Capital expenditures	$55,644	$6,339	$19	$62,002

(1)
For the quarter ended March 31, 2026, same store represented 78,885 apartment units.
(2)
Other includes development, other corporate operations and capital expenditures for properties sold.
13.
Subsequent Events

There have been no material subsequent events occurring since March 31, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

Forward-Looking Statements

Forward-looking statements are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Additional factors that might cause such differences are discussed in Part I of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025, particularly those under Item 1A, Risk Factors. Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof and the Company undertakes no obligation to update or supplement these forward-looking statements.

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

EQR is the general partner of, and as of March 31, 2026 owned an approximate 97.6% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Business Objectives and Operating and Investing Strategies

The Company’s and the Operating Partnership’s overall business objectives and operating and investing strategies have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

Results of Operations

2026 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the quarter ended March 31, 2026:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units
12/31/2025	312	85,190

Configuration Changes	—	21
3/31/2026	312	85,211

See Notes 4 and 5 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments and investments in partially owned entities.

Comparison of the quarter ended March 31, 2026 to the quarter ended March 31, 2025

The following table presents a reconciliation of diluted earnings per share/unit for the quarter ended March 31, 2026 as compared to the same period in 2025:

Quarter Ended March 31
Diluted earnings per share/unit for period ended 2025	$0.67
Property NOI	0.02
Interest expense	(0.01)
Net gain/loss on property sales	(0.39)
Depreciation expense	0.01
Other	(0.06)
Diluted earnings per share/unit for period ended 2026	$0.24

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

The following tables present reconciliations of net income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results (amounts in thousands):

	Quarter Ended March 31,
	2026	2025	$ Change	% Change
Net income	$93,101	$264,798	$(171,697)	(64.8)%
Adjustments:
Property management	35,141	35,816	(675)	(1.9)%
General and administrative	16,865	18,255	(1,390)	(7.6)%
Depreciation	247,496	256,746	(9,250)	(3.6)%
Net (gain) loss on sales of real estate properties	32	(154,152)	154,184	(100.0)%
Interest and other income	(2,238)	(1,692)	(546)	32.3%
Other expenses	40,788	4,156	36,632	881.4%
Interest:
Expense incurred, net	77,370	72,114	5,256	7.3%
Amortization of deferred financing costs	2,145	2,144	1	0.0%
Income and other tax expense (benefit)	422	422	—	0.0%
(Income) loss from investments in unconsolidated entities	2,042	6,411	(4,369)	(68.1)%
Net (gain) loss on sales of land parcels	—	67	(67)	100.0%
Total NOI	$513,164	$505,085	$8,079	1.6%
Rental income:
Same store	$746,478	$730,628	$15,850	2.2%
Non-same store/other	33,368	30,182	3,186	10.6%
Total rental income	779,846	760,810	19,036	2.5%
Operating expenses:
Same store	248,558	239,621	8,937	3.7%
Non-same store/other	18,124	16,104	2,020	12.5%
Total operating expenses	266,682	255,725	10,957	4.3%
NOI:
Same store	497,920	491,007	6,913	1.4%
Non-same store/other	15,244	14,078	1,166	8.3%
Total NOI	$513,164	$505,085	$8,079	1.6%

Properties that the Company owned and were stabilized for all of both of the quarters ended March 31, 2026 and 2025, which represented 78,885 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% Physical Occupancy for three consecutive months.

The following table provides results and statistics related to our Residential same store operations for the quarters ended March 31, 2026 and 2025:

First Quarter 2026 vs. First Quarter 2025

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	Q1 2026 % of Actual NOI	Q1 2026 Average Rental Rate	Q1 2026 Weighted Average Physical Occupancy %	Q1 2026 Turnover	Revenues	Expenses	NOI	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	13,836	16.5%	$2,984	95.7%	8.6%	0.7%	4.5%	(1.0%)	0.7%	0.0%	(0.4%)
Orange County	3,718	5.2%	3,040	95.9%	7.9%	2.1%	1.7%	2.2%	2.6%	(0.4%)	0.7%
San Diego	2,225	3.4%	3,313	96.0%	8.8%	1.3%	2.5%	1.0%	1.7%	(0.3%)	0.1%
Subtotal – Southern California	19,779	25.1%	3,031	95.8%	8.5%	1.1%	3.9%	(0.1%)	1.2%	(0.1%)	(0.1%)

San Francisco	11,344	17.4%	3,553	97.7%	8.4%	6.5%	1.5%	8.7%	5.6%	0.9%	0.1%
Washington, D.C.	12,928	14.9%	2,879	96.3%	6.2%	1.7%	4.7%	0.2%	2.8%	(1.1%)	0.1%
New York	8,235	14.3%	4,916	97.9%	5.6%	4.6%	2.3%	6.4%	4.3%	0.3%	(0.7%)
Boston	6,907	10.4%	3,719	95.8%	6.9%	1.5%	7.1%	(0.9%)	1.4%	0.0%	(0.2%)
Seattle	8,050	9.2%	2,723	96.1%	9.0%	2.0%	5.7%	0.4%	2.4%	(0.4%)	0.3%
Denver	3,972	3.4%	2,140	96.8%	9.0%	(5.9%)	2.6%	(9.8%)	(7.7%)	1.7%	(1.8%)
Atlanta	4,126	3.1%	1,946	96.2%	8.7%	(2.0%)	6.3%	(6.2%)	(2.6%)	0.6%	0.4%
Dallas/Austin	3,544	2.2%	1,810	95.7%	9.5%	(1.3%)	(3.6%)	0.4%	(2.0%)	0.6%	(0.6%)

Total	78,885	100.0%	$3,154	96.5%	7.8%	2.3%	3.5%	1.7%	2.2%	0.1%	(0.1%)

Note: The above table reflects Residential same store results only. Residential operations account for more than 96.0% of total revenues for the quarter ended March 31, 2026.

See Note 12 in the Notes to Consolidated Financial Statements for our disclosure of reportable segments.

The comparison discussions provided below detail the changes in results for the quarter ended March 31, 2026 as compared to the prior year period.

•
The increase in same store rental income is primarily driven by good demand and modest supply across most of our markets.
•
The increase in same store operating expenses is due primarily to:
•
Real estate taxes – A $2.8 million increase due to escalation in rates and assessed values;
•
Utilities – A $2.7 million increase primarily driven by higher commodity prices, particularly impacting electricity and gas; and
•
Repairs and maintenance - A $2.2 million increase primarily driven by costs associated with the implementation of various resident technology initiatives (including bulk Wi-Fi programs), which is more than offset by a corresponding increase in same store revenues.
•
Non-same store/other NOI results consist primarily of properties acquired in 2025, operations from the Company’s development properties, other corporate operations and operations prior to disposition from 2025 sold properties. The increase in NOI is primarily a result of the lease-up activity from the Company's development activities, partially offset by the 2025 net disposition activity.
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

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. The decrease during the quarter ended March 31, 2026 as compared to the prior year period is primarily attributable to decreases in payroll-related costs, training and marketing expenses and information technology expenses, partially offset by increases in legal and professional fees.

General and administrative expenses, which include corporate operating expenses, decreased during the quarter ended March 31, 2026 as compared to the prior year period, primarily due to decreases in payroll-related costs and other public company costs, partially offset by increases in information technology expenses and legal and professional fees.

Depreciation expense decreased during the quarter ended March 31, 2026 as compared to the prior year period, primarily as a result of in-place leases for 2024 acquisitions still being depreciated in the first quarter of 2025 and lower depreciation from properties sold in 2025, partially offset by additional depreciation expense on properties acquired in 2025 and development properties placed in service during 2025.

Net gain on sales of real estate properties decreased during the quarter ended March 31, 2026 as compared to the prior year period, primarily as a result of no consolidated property sales in the first quarter of 2026 as compared to the sale of two consolidated properties in the same period in 2025.

Interest and other income increased during the quarter ended March 31, 2026 as compared to the prior year period, primarily due to an increase in interest income on mortgages receivable and insurance/litigation settlement proceeds received in 2026 but not in 2025, partially offset by a forfeiture of earnest money deposits that occurred in 2025 but not 2026.

Other expenses increased during the quarter ended March 31, 2026 as compared to the prior year period, primarily due to increases in litigation accruals and advocacy contributions.

Interest expense, including amortization of deferred financing costs, increased during the quarter ended March 31, 2026 as compared to the prior year period, primarily due to higher overall debt balances outstanding and higher overall rates. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties, for the quarter ended March 31, 2026 was 3.96% as compared to 3.92% for the prior year period. The Company capitalized interest of approximately $2.6 million and $3.9 million during the quarters ended March 31, 2026 and 2025, respectively.

Loss from investments in unconsolidated entities decreased during the quarter ended March 31, 2026 as compared to the prior year period, primarily as a result of lower net losses incurred on our unconsolidated development properties that recently stabilized, partially offset by losses incurred on our unconsolidated development property which recently started lease-up activities.

Liquidity and Capital Resources

With approximately $1.7 billion in readily available liquidity, a strong balance sheet, well-staggered debt maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and take advantage of opportunities. See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the quarters ended March 31, 2026 and 2025 (amounts in thousands):

	March 31,
	2026	2025
Cash flows provided by (used for):
Operating activities	$400,515	$425,525
Investing activities	$(92,155)	$97,341
Financing activities	$(328,105)	$(541,489)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the quarter ended March 31, 2026.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the quarter ended March 31, 2026 as compared to the prior year period decreased by approximately $25.0 million primarily as a result of the NOI and other changes discussed above in Results of Operations, as well as the timing of certain expense payments.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures. For the quarter ended March 31, 2026, key drivers were:

•
Invested $23.7 million primarily in consolidated development projects; and
•
Invested $62.0 million in capital expenditures to real estate.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders/unitholders and other Common Share activity. For the quarter ended March 31, 2026, key drivers were:

•
Received net proceeds of $161.8 million from our unsecured commercial paper note program;
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $271.3 million; and
•
Repurchased and retired 3,458,394 Common Shares, at a weighted average purchase price of $63.42 per share, for an aggregate purchased amount of approximately $219.4 million. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of March 31, 2026 and December 31, 2025 (amounts in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$34,677	$55,904
Restricted deposits	$104,432	$102,950
Unsecured revolving credit facility availability	$1,747,016	$1,909,127

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

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.5 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of April 24, 2026 (amounts in thousands):

April 24, 2026
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(922,500)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,464)
Unsecured revolving credit facility availability	$1,574,036

Dividend Policy

The Company declared a dividend/distribution for the first quarter of 2026 of $0.7025 per share/unit, an annualized increase of 1.4% over the amount paid in 2025. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in April 2026 amounted to $269.4 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended March 31, 2026.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $30.5 billion in investment in real estate on the Company’s balance sheet at March 31, 2026, $27.5 billion or 90.1% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise. For additional details, see Item 1A, Risk Factors, of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of March 31, 2026 is as follows:

Debt Summary as of March 31, 2026

($ in thousands)

	Debt Balances	% of Total
Secured	$1,590,859	19.1%
Unsecured	6,748,647	80.9%
Total	$8,339,506	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,404,284	16.9%
Unsecured – Public	6,000,230	71.9%
Fixed Rate Debt	7,404,514	88.8%
Floating Rate Debt:
Secured – Tax Exempt	186,575	2.2%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	748,417	9.0%
Floating Rate Debt	934,992	11.2%
Total	$8,339,506	100.0%

The Company’s long-term financing and capital needs and sources have not changed materially from the information included in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2025.

Critical Accounting Policies and Estimates

The Company’s and the Operating Partnership’s critical accounting policies and estimates have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the quarters ended March 31, 2026 and 2025:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	March 31,
	2026	2025
Net income	$93,101	$264,798
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(1,069)	(1,104)
Preferred/preference distributions	(356)	(356)
Net income available to Common Shares and Units / Units	91,676	263,338
Adjustments:
Depreciation	247,496	256,746
Depreciation – Non-real estate additions	(1,009)	(950)
Depreciation – Partially Owned Properties	(616)	(478)
Depreciation – Unconsolidated Properties	3,332	4,395
Net (gain) loss on sales of unconsolidated entities - operating assets	—	36
Net (gain) loss on sales of real estate properties	32	(154,152)
FFO available to Common Shares and Units / Units (1) (3) (4)	340,911	368,935
Adjustments:
Write-off of pursuit costs	954	1,321
Debt extinguishment and preferred share/preference unit redemption (gains) losses	—	97
Non-operating asset (gains) losses	416	438
Other miscellaneous items	38,811	1,727
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$381,092	$372,518

FFO (1) (3)	$341,267	$369,291
Preferred/preference distributions	(356)	(356)
FFO available to Common Shares and Units / Units (1) (3) (4)	$340,911	$368,935

Normalized FFO (2) (3)	$381,448	$372,874
Preferred/preference distributions	(356)	(356)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$381,092	$372,518

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s and the Operating Partnership’s market risk has not changed materially from the amounts and information reported in Part II, Item 7A, Quantitative and Qualitative Disclosures About Market Risk, to the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures

Equity Residential

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of March 31, 2026, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of March 31, 2026, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company and its financial condition. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Common Shares Issued in the Quarter Ended March 31, 2026 (Equity Residential)

During the quarter ended March 31, 2026, EQR issued 29,282 Common Shares in exchange for 29,282 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Common Shares Repurchased in the Quarter Ended March 31, 2026

The Company repurchased and retired the following Common Shares during the quarter ended March 31, 2026:

Period	Total Number of Common Shares Purchased (1)	Weighted Average Price Paid Per Share (1), (2)	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Common Shares that May Yet Be Purchased Under the Plans or Programs (1), (3)
January 1, 2026 - January 31, 2026	308,964	$62.55	308,964	11,305,881
February 1, 2026 - February 28, 2026	3,149,430	$63.50	3,149,430	8,156,451
March 1, 2026 - March 31, 2026	—	$—	—	8,156,451
Total	3,458,394	$63.42	3,458,394

(1)
The Common Shares repurchased during the quarter ended March 31, 2026 represent Common Shares repurchased under the Company’s publicly announced share repurchase program approved by its Board of Trustees. The Company's share repurchase program was publicly announced on July 30, 2013 and the Company's Board of Trustees most recently replenished the share repurchase program on December 11, 2025, giving the Company the authority to repurchase up to 13.0 million Common Shares. The program does not have an expiration date and may be suspended or discontinued at any time and does not obligate the Company to make any repurchases of its Common Shares.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended March 31, 2026, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit	Description	Location
10.1	Form of 2026 Long-Term Incentive Plan Award Agreement.	Attached herein.

31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Bret D. McLeod, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Bret D. McLeod, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

32.2	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bret D. McLeod, Chief Financial Officer of the Company.	Attached herein.

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

EQUITY RESIDENTIAL

Date:	April 30, 2026	By:	/s/ Bret D. McLeod
Bret D. McLeod
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2026	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	April 30, 2026	By:	/s/ Bret D. McLeod
Bret D. McLeod
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 30, 2026	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)