Form 10-Q
period 2026-06-30
EQUITY RESIDENTIAL; ERP OPERATING LTD PARTNERSHIP
filed 2026-07-30
CIK 906107, 931182

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

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

The number of EQR Common Shares of Beneficial Interest, $0.01 par value, outstanding on July 24, 2026 was 374,944,409.

EXPLANATORY NOTE

This report combines the reports on Form 10-Q for the quarterly period ended June 30, 2026 of Equity Residential and ERP Operating Limited Partnership. Unless stated otherwise or the context otherwise requires, references to “EQR” mean Equity Residential, a Maryland real estate investment trust (“REIT”), and references to “ERPOP” mean ERP Operating Limited Partnership, an Illinois limited partnership. References to the “Company,” “we,” “us” or “our” mean collectively EQR, ERPOP and those entities/subsidiaries owned or controlled by EQR and/or ERPOP. References to the “Operating Partnership” mean collectively ERPOP and those entities/subsidiaries owned or controlled by ERPOP. The following chart illustrates the Company’s and the Operating Partnership’s corporate structure:

EQR is the general partner of, and as of June 30, 2026 owned an approximate 97.6% ownership interest in, ERPOP. The remaining 2.4% interest is owned by limited partners. As the sole general partner of ERPOP, EQR has exclusive control of ERPOP’s day-to-day management. Management operates the Company and the Operating Partnership as one business. The management of EQR consists of the same members as the management of ERPOP.

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

EQUITY RESIDENTIAL

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands except for share amounts)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Land	$5,516,087	$5,563,407
Depreciable property	24,808,104	24,705,540
Projects under development	58,312	100,561
Land held for development	58,318	86,341
Investment in real estate	30,440,821	30,455,849
Accumulated depreciation	(11,453,919)	(11,016,900)
Investment in real estate, net	18,986,902	19,438,949
Investments in unconsolidated entities	323,342	325,939
Cash and cash equivalents	36,405	55,904
Restricted deposits	106,975	102,950
Right-of-use assets	450,474	454,916
Other assets	371,479	367,365
Total assets	$20,275,577	$20,746,023

LIABILITIES AND EQUITY
Liabilities:
Mortgage notes payable, net	$1,591,821	$1,589,904
Notes, net	6,002,002	5,998,458
Line of credit and commercial paper	667,846	586,648
Accounts payable and accrued expenses	120,197	109,165
Accrued interest payable	73,450	73,860
Lease liabilities	303,831	304,575
Other liabilities	277,286	324,616
Security deposits	83,076	82,155
Distributions payable	269,489	267,508
Total liabilities	9,388,998	9,336,889

Commitments and contingencies

Redeemable Noncontrolling Interests – Operating Partnership	189,941	176,289
Equity:
Shareholders' equity:
Preferred Shares of beneficial interest, $0.01 par value; 100,000,000 shares authorized; 343,100 shares issued and outstanding as of June 30, 2026 and December 31, 2025	17,155	17,155
Common Shares of beneficial interest, $0.01 par value; 1,000,000,000 shares authorized; 374,893,890 shares issued and outstanding as of June 30, 2026 and 377,806,173 shares issued and outstanding as of December 31, 2025	3,749	3,778
Paid in capital	9,840,190	9,824,460
Retained earnings	651,138	1,193,931
Accumulated other comprehensive income (loss)	2,748	2,175
Total shareholders’ equity	10,514,980	11,041,499
Noncontrolling Interests:
Operating Partnership	182,816	192,135
Partially Owned Properties	(1,158)	(789)
Total Noncontrolling Interests	181,658	191,346
Total equity	10,696,638	11,232,845
Total liabilities and equity	$20,275,577	$20,746,023

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2026	2025	2026	2025
REVENUES
Rental income	$1,564,895	$1,529,637	$785,049	$768,827

EXPENSES
Property and maintenance	292,410	280,247	142,754	136,274
Real estate taxes and insurance	239,283	224,084	122,257	112,332
Property management	73,290	70,602	38,149	34,786
General and administrative	33,505	36,786	16,640	18,531
Depreciation	493,875	497,635	246,379	240,889
Total expenses	1,132,363	1,109,354	566,179	542,812

Net gain (loss) on sales of real estate properties	(16,776)	212,432	(16,744)	58,280
Interest and other income	15,192	3,821	12,954	2,129
Other expenses	(50,792)	(8,961)	(10,004)	(4,805)
Interest:
Expense incurred, net	(159,832)	(147,431)	(82,462)	(75,317)
Amortization of deferred financing costs	(4,290)	(4,247)	(2,145)	(2,103)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	216,034	475,897	120,469	204,199
Income and other tax (expense) benefit	(833)	(829)	(411)	(407)
Income (loss) from investments in unconsolidated entities	(4,360)	(11,407)	(2,318)	(4,996)
Net gain (loss) on sales of land parcels	—	(78)	—	(11)
Net income	210,841	463,583	117,740	198,785
Net (income) loss attributable to Noncontrolling Interests:
Operating Partnership	(4,454)	(12,328)	(2,501)	(5,226)
Partially Owned Properties	(2,173)	(2,307)	(1,104)	(1,203)
Net income attributable to controlling interests	204,214	448,948	114,135	192,356
Preferred distributions	(711)	(711)	(355)	(355)
Net income available to Common Shares	$203,503	$448,237	$113,780	$192,001

Earnings per share – basic:
Net income available to Common Shares	$0.54	$1.18	$0.30	$0.51
Weighted average Common Shares outstanding	374,907	379,359	374,179	379,508

Earnings per share – diluted:
Net income available to Common Shares	$0.54	$1.18	$0.30	$0.50
Weighted average Common Shares outstanding	384,528	391,345	383,878	391,498

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2026	2025	2026	2025
Comprehensive income:
Net income	$210,841	$463,583	$117,740	$198,785
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(3,550)	—	(2,046)
Losses reclassified into earnings from other comprehensive income	573	951	288	265
Other comprehensive income (loss)	573	(2,599)	288	(1,781)
Comprehensive income	211,414	460,984	118,028	197,004
Comprehensive (income) attributable to Noncontrolling Interests	(6,640)	(14,566)	(3,612)	(6,382)
Comprehensive income attributable to controlling interests	$204,774	$446,418	$114,416	$190,622

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210,841	$463,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	493,875	497,635
Amortization of deferred financing costs	4,290	4,247
Amortization of discounts and premiums on debt	2,608	2,637
Amortization of deferred settlements on derivative instruments	567	945
Amortization of right-of-use assets	6,396	6,395
Write-off of pursuit costs	1,610	2,048
(Income) loss from investments in unconsolidated entities	4,360	11,407
Distributions from unconsolidated entities – return on capital	4,332	243
Net (gain) loss on sales of real estate properties	16,776	(212,432)
Net (gain) loss on sales of land parcels	—	78
Realized (gain) loss on investment securities	(10,116)	49
Unrealized (gain) loss on investment securities	(241)	—
Compensation paid with Company Common Shares	19,174	21,564
Changes in assets and liabilities:
(Increase) decrease in other assets	(16,867)	(18,706)
Increase (decrease) in accounts payable and accrued expenses	6,404	10,901
Increase (decrease) in accrued interest payable	(410)	1,518
Increase (decrease) in lease liabilities	(1,221)	(1,106)
Increase (decrease) in other liabilities	(40,901)	(11,407)
Increase (decrease) in security deposits	921	5,471
Net cash provided by operating activities	702,398	785,070
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,332)	(534,855)
Investment in real estate – development/other	(40,096)	(59,713)
Capital expenditures to real estate	(160,328)	(144,368)
Non-real estate capital additions	(1,953)	(1,019)
Interest capitalized for real estate and unconsolidated entities under development	(4,684)	(6,663)
Proceeds from disposition of real estate, net	153,204	343,064
Investments in unconsolidated entities – development/other	(6,419)	(62,050)
Distributions from unconsolidated entities – return of capital	2,044	331
Proceeds from sale of investment securities	14,581	359
Consolidation of previously unconsolidated entities	—	(54,081)
Net cash provided by (used for) investing activities	(44,983)	(518,995)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$—	$(4,518)
Mortgage notes payable, net:
Lump sum payoffs	—	(37,940)
Notes, net:
Proceeds	—	498,580
Lump sum payoffs	—	(450,000)
Line of credit and commercial paper:
Line of credit proceeds	1,000	—
Line of credit repayments	(1,000)	—
Commercial paper proceeds	26,916,823	18,803,963
Commercial paper repayments	(26,835,625)	(18,565,495)
Proceeds from (payments on) settlement of derivative instruments	—	(3,550)
Finance ground lease principal payments	(1,477)	(1,471)
Proceeds from Employee Share Purchase Plan (ESPP)	1,526	1,413
Proceeds from exercise of options	6,924	5,357
Common Shares repurchased and retired	(219,385)	—
Payment of offering costs	—	(481)
Other financing activities, net	(53)	(53)
Contributions – Noncontrolling Interests – Operating Partnership	2	4
Distributions:
Common Shares	(525,122)	(519,437)
Preferred Shares	(711)	(711)
Noncontrolling Interests – Operating Partnership	(13,302)	(15,949)
Noncontrolling Interests – Partially Owned Properties	(2,489)	(3,999)
Net cash provided by (used for) financing activities	(672,889)	(294,287)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(15,474)	(28,212)
Cash and cash equivalents and restricted deposits, beginning of period	158,854	160,166
Cash and cash equivalents and restricted deposits, end of period	$143,380	$131,954

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$36,405	$31,276
Restricted deposits	106,975	100,678
Total cash and cash equivalents and restricted deposits, end of period	$143,380	$131,954

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$142,770	$133,733
Net cash paid (received) for income and other taxes	$1,265	$920
Amortization of deferred financing costs:
Other assets	$1,437	$1,393
Mortgage notes payable, net	$512	$611
Notes, net	$2,341	$2,243
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,405	$1,404
Notes, net	$1,203	$1,233
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(6)
Accumulated other comprehensive income	$573	$951
Write-off of pursuit costs:
Investment in real estate, net	$156	$187
Investments in unconsolidated entities	$1,231	$1,740
Other assets	$223	$121
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$4,348	$10,804
Other liabilities	$12	$603
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$(89)
Other liabilities	$—	$3,639
Accumulated other comprehensive income	$—	$(3,550)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(2,232)	$(3,812)
Investments in unconsolidated entities	$(2,452)	$(2,851)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(6,419)	$(60,550)
Other liabilities	$—	$(1,500)
Consolidation of previously unconsolidated entities:
Investment in real estate, net	$—	$(88,356)
Investments in unconsolidated entities	$—	$32,370
Other assets	$—	$56
Accounts payable and accrued expenses	$—	$1,725
Other liabilities	$—	$27
Security deposits	$—	$97
Debt financing costs:
Notes, net	$—	$(4,518)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$—	$89
Other liabilities	$—	$(3,639)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(1,954)	$(527)
Lease liabilities	$1,954	$527
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$(487)	$676
Other assets	$—	$(676)
Other liabilities	$487	$—
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$6,786	$8,915
Other liabilities	$(6,922)	$(8,175)
Paid in capital	$136	$(740)

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2026	2025	2026		2025
SHAREHOLDERS’ EQUITY
PREFERRED SHARES
Balance, beginning of period	$17,155	$17,155	$17,155		$17,155
Balance, end of period	$17,155	$17,155	$17,155		$17,155
COMMON SHARES, $0.01 PAR VALUE
Balance, beginning of period	$3,778	$3,795	$3,747		$3,798
Conversion of OP Units into Common Shares	1	2	—		1
Exercise of share options	1	1	1		1
Employee Share Purchase Plan (ESPP)	1	—	1		—
Common Shares repurchased and retired	(35)	—	—		—
Share-based employee compensation expense:
Restricted shares	3	2	—		—
Balance, end of period	$3,749	$3,800	$3,749		$3,800
PAID IN CAPITAL
Balance, beginning of period	$9,824,460	$9,611,826	$9,846,857		$9,622,470
Common Share Issuance:
Conversion of OP Units into Common Shares	5,931	8,771	4,237		4,365
Exercise of share options	6,923	5,356	6,498		996
Employee Share Purchase Plan (ESPP)	1,525	1,413	439		471
Share-based employee compensation expense:
Restricted shares	14,250	9,337	7,142		4,901
Share options	2,464	2,656	1,241		1,377
ESPP discount	313	258	96		64
Offering costs	—	(481)	—		(481)
Supplemental Executive Retirement Plan (SERP)	136	(740)	—		(851)
Change in market value of Redeemable Noncontrolling Interests – Operating Partnership	(16,823)	19,568	(25,548)		18,813
Adjustment for Noncontrolling Interests ownership in Operating Partnership	1,011	(1,692)	(772)		4,147
Balance, end of period	$9,840,190	$9,656,272	$9,840,190		$9,656,272
RETAINED EARNINGS
Balance, beginning of period	$1,193,931	$1,407,570	$800,704		$1,400,511
Net income attributable to controlling interests	204,214	448,948	114,135	`	192,356
Common Share distributions	(526,946)	(526,428)	(263,346)		(263,133)
Preferred Share distributions	(711)	(711)	(355)		(355)
Common Shares repurchased and retired	(219,350)	—	—		—
Balance, end of period	$651,138	$1,329,379	$651,138		$1,329,379
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$2,175	$4,214	$2,460		$3,396
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(3,550)	—		(2,046)
Losses reclassified into earnings from other comprehensive income	573	951	288		265
Balance, end of period	$2,748	$1,615	$2,748		$1,615

DISTRIBUTIONS
Distributions declared per Common Share outstanding	$1.405	$1.385	$0.7025		$0.6925

See accompanying notes

EQUITY RESIDENTIAL

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (Continued)

(Amounts in thousands except per share data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2026	2025	2026	2025
NONCONTROLLING INTERESTS
OPERATING PARTNERSHIP
Balance, beginning of period	$192,135	$201,942	$187,137	$207,090
Issuance of restricted units to Noncontrolling Interests	2	4	2	—
Conversion of OP Units held by Noncontrolling Interests into OP Units held by General Partner	(5,932)	(8,773)	(4,237)	(4,366)
Equity compensation associated with Noncontrolling Interests	3,456	10,593	1,749	5,492
Net income attributable to Noncontrolling Interests	4,454	12,328	2,501	5,226
Distributions to Noncontrolling Interests	(13,459)	(16,159)	(6,135)	(7,559)
Change in book value of Redeemable Noncontrolling Interests – Operating Partnership	3,171	1,090	1,027	981
Adjustment for Noncontrolling Interests ownership in Operating Partnership	(1,011)	1,692	772	(4,147)
Balance, end of period	$182,816	$202,717	$182,816	$202,717
PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(789)	$(718)	$(1,585)	$(2,989)
Net income attributable to Noncontrolling Interests	2,173	2,307	1,104	1,203
Distributions to Noncontrolling Interests	(2,542)	(4,052)	(677)	(677)
Balance, end of period	$(1,158)	$(2,463)	$(1,158)	$(2,463)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands)

(Unaudited)

	June 30,	December 31,
	2026	2025
ASSETS
Land	$5,516,087	$5,563,407
Depreciable property	24,808,104	24,705,540
Projects under development	58,312	100,561
Land held for development	58,318	86,341
Investment in real estate	30,440,821	30,455,849
Accumulated depreciation	(11,453,919)	(11,016,900)
Investment in real estate, net	18,986,902	19,438,949
Investments in unconsolidated entities	323,342	325,939
Cash and cash equivalents	36,405	55,904
Restricted deposits	106,975	102,950
Right-of-use assets	450,474	454,916
Other assets	371,479	367,365
Total assets	$20,275,577	$20,746,023

LIABILITIES AND CAPITAL
Liabilities:
Mortgage notes payable, net	$1,591,821	$1,589,904
Notes, net	6,002,002	5,998,458
Line of credit and commercial paper	667,846	586,648
Accounts payable and accrued expenses	120,197	109,165
Accrued interest payable	73,450	73,860
Lease liabilities	303,831	304,575
Other liabilities	277,286	324,616
Security deposits	83,076	82,155
Distributions payable	269,489	267,508
Total liabilities	9,388,998	9,336,889

Commitments and contingencies

Redeemable Limited Partners	189,941	176,289
Capital:
Partners’ Capital:
Preference Units	17,155	17,155
General Partner	10,495,077	11,022,169
Limited Partners	182,816	192,135
Accumulated other comprehensive income (loss)	2,748	2,175
Total partners’ capital	10,697,796	11,233,634
Noncontrolling Interests – Partially Owned Properties	(1,158)	(789)
Total capital	10,696,638	11,232,845
Total liabilities and capital	$20,275,577	$20,746,023

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2026	2025	2026	2025
REVENUES
Rental income	$1,564,895	$1,529,637	$785,049	$768,827

EXPENSES
Property and maintenance	292,410	280,247	142,754	136,274
Real estate taxes and insurance	239,283	224,084	122,257	112,332
Property management	73,290	70,602	38,149	34,786
General and administrative	33,505	36,786	16,640	18,531
Depreciation	493,875	497,635	246,379	240,889
Total expenses	1,132,363	1,109,354	566,179	542,812

Net gain (loss) on sales of real estate properties	(16,776)	212,432	(16,744)	58,280
Interest and other income	15,192	3,821	12,954	2,129
Other expenses	(50,792)	(8,961)	(10,004)	(4,805)
Interest:
Expense incurred, net	(159,832)	(147,431)	(82,462)	(75,317)
Amortization of deferred financing costs	(4,290)	(4,247)	(2,145)	(2,103)
Income before income and other taxes, income (loss) from investments in unconsolidated entities and net gain (loss) on sales of land parcels	216,034	475,897	120,469	204,199
Income and other tax (expense) benefit	(833)	(829)	(411)	(407)
Income (loss) from investments in unconsolidated entities	(4,360)	(11,407)	(2,318)	(4,996)
Net gain (loss) on sales of land parcels	—	(78)	—	(11)
Net income	210,841	463,583	117,740	198,785
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,173)	(2,307)	(1,104)	(1,203)
Net income attributable to controlling interests	$208,668	$461,276	$116,636	$197,582
ALLOCATION OF NET INCOME:
Preference Units	$711	$711	$355	$355

General Partner	$203,503	$448,237	$113,780	$192,001
Limited Partners	4,454	12,328	2,501	5,226
Net income available to Units	$207,957	$460,565	$116,281	$197,227

Earnings per Unit – basic:
Net income available to Units	$0.54	$1.18	$0.30	$0.51
Weighted average Units outstanding	383,109	389,779	382,406	389,837

Earnings per Unit – diluted:
Net income available to Units	$0.54	$1.18	$0.30	$0.50
Weighted average Units outstanding	384,528	391,345	383,878	391,498

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2026	2025	2026	2025
Comprehensive income:
Net income	$210,841	$463,583	$117,740	$198,785
Other comprehensive income (loss):
Other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(3,550)	—	(2,046)
Losses reclassified into earnings from other comprehensive income	573	951	288	265
Other comprehensive income (loss)	573	(2,599)	288	(1,781)
Comprehensive income	211,414	460,984	118,028	197,004
Comprehensive (income) attributable to Noncontrolling Interests – Partially Owned Properties	(2,173)	(2,307)	(1,104)	(1,203)
Comprehensive income attributable to controlling interests	$209,241	$458,677	$116,924	$195,801

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$210,841	$463,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	493,875	497,635
Amortization of deferred financing costs	4,290	4,247
Amortization of discounts and premiums on debt	2,608	2,637
Amortization of deferred settlements on derivative instruments	567	945
Amortization of right-of-use assets	6,396	6,395
Write-off of pursuit costs	1,610	2,048
(Income) loss from investments in unconsolidated entities	4,360	11,407
Distributions from unconsolidated entities – return on capital	4,332	243
Net (gain) loss on sales of real estate properties	16,776	(212,432)
Net (gain) loss on sales of land parcels	—	78
Realized (gain) loss on investment securities	(10,116)	49
Unrealized (gain) loss on investment securities	(241)	—
Compensation paid with Company Common Shares	19,174	21,564
Changes in assets and liabilities:
(Increase) decrease in other assets	(16,867)	(18,706)
Increase (decrease) in accounts payable and accrued expenses	6,404	10,901
Increase (decrease) in accrued interest payable	(410)	1,518
Increase (decrease) in lease liabilities	(1,221)	(1,106)
Increase (decrease) in other liabilities	(40,901)	(11,407)
Increase (decrease) in security deposits	921	5,471
Net cash provided by operating activities	702,398	785,070
CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in real estate – acquisitions	(1,332)	(534,855)
Investment in real estate – development/other	(40,096)	(59,713)
Capital expenditures to real estate	(160,328)	(144,368)
Non-real estate capital additions	(1,953)	(1,019)
Interest capitalized for real estate and unconsolidated entities under development	(4,684)	(6,663)
Proceeds from disposition of real estate, net	153,204	343,064
Investments in unconsolidated entities – development/other	(6,419)	(62,050)
Distributions from unconsolidated entities – return of capital	2,044	331
Proceeds from sale of investment securities	14,581	359
Consolidation of previously unconsolidated entities	—	(54,081)
Net cash provided by (used for) investing activities	(44,983)	(518,995)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES:
Debt financing costs	$—	$(4,518)
Mortgage notes payable, net:
Lump sum payoffs	—	(37,940)
Notes, net:
Proceeds	—	498,580
Lump sum payoffs	—	(450,000)
Line of credit and commercial paper:
Line of credit proceeds	1,000	—
Line of credit repayments	(1,000)	—
Commercial paper proceeds	26,916,823	18,803,963
Commercial paper repayments	(26,835,625)	(18,565,495)
Proceeds from (payments on) settlement of derivative instruments	—	(3,550)
Finance ground lease principal payments	(1,477)	(1,471)
Proceeds from EQR’s Employee Share Purchase Plan (ESPP)	1,526	1,413
Proceeds from exercise of EQR options	6,924	5,357
OP Units repurchased and retired	(219,385)	—
Payment of offering costs	—	(481)
Other financing activities, net	(53)	(53)
Contributions – Limited Partners	2	4
Distributions:
OP Units – General Partner	(525,122)	(519,437)
Preference Units	(711)	(711)
OP Units – Limited Partners	(13,302)	(15,949)
Noncontrolling Interests – Partially Owned Properties	(2,489)	(3,999)
Net cash provided by (used for) financing activities	(672,889)	(294,287)
Net increase (decrease) in cash and cash equivalents and restricted deposits	(15,474)	(28,212)
Cash and cash equivalents and restricted deposits, beginning of period	158,854	160,166
Cash and cash equivalents and restricted deposits, end of period	$143,380	$131,954

Cash and cash equivalents and restricted deposits, end of period
Cash and cash equivalents	$36,405	$31,276
Restricted deposits	106,975	100,678
Total cash and cash equivalents and restricted deposits, end of period	$143,380	$131,954

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
SUPPLEMENTAL INFORMATION:
Cash paid for interest, net of amounts capitalized	$142,770	$133,733
Net cash paid (received) for income and other taxes	$1,265	$920
Amortization of deferred financing costs:
Other assets	$1,437	$1,393
Mortgage notes payable, net	$512	$611
Notes, net	$2,341	$2,243
Amortization of discounts and premiums on debt:
Mortgage notes payable, net	$1,405	$1,404
Notes, net	$1,203	$1,233
Amortization of deferred settlements on derivative instruments:
Other liabilities	$(6)	$(6)
Accumulated other comprehensive income	$573	$951
Write-off of pursuit costs:
Investment in real estate, net	$156	$187
Investments in unconsolidated entities	$1,231	$1,740
Other assets	$223	$121
(Income) loss from investments in unconsolidated entities:
Investments in unconsolidated entities	$4,348	$10,804
Other liabilities	$12	$603
Realized/unrealized (gain) loss on derivative instruments:
Other assets	$—	$(89)
Other liabilities	$—	$3,639
Accumulated other comprehensive income	$—	$(3,550)
Interest capitalized for real estate and unconsolidated entities under development:
Investment in real estate, net	$(2,232)	$(3,812)
Investments in unconsolidated entities	$(2,452)	$(2,851)
Investments in unconsolidated entities – development/other:
Investments in unconsolidated entities	$(6,419)	$(60,550)
Other liabilities	$—	$(1,500)
Consolidation of previously unconsolidated entities:
Investment in real estate, net	$—	$(88,356)
Investments in unconsolidated entities	$—	$32,370
Other assets	$—	$56
Accounts payable and accrued expenses	$—	$1,725
Other liabilities	$—	$27
Security deposits	$—	$97
Debt financing costs:
Notes, net	$—	$(4,518)
Proceeds from (payments on) settlement of derivative instruments:
Other assets	$—	$89
Other liabilities	$—	$(3,639)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(Amounts in thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Right-of-use assets and lease liabilities initial measurement and reclassifications:
Right-of-use assets	$(1,954)	$(527)
Lease liabilities	$1,954	$527
Non-cash share distribution and other transfers from unconsolidated entities:
Investments in unconsolidated entities	$(487)	$676
Other assets	$—	$(676)
Other liabilities	$487	$—
Non-cash change in Supplemental Executive Retirement Plan (SERP) balances:
Other assets	$6,786	$8,915
Other liabilities	$(6,922)	$(8,175)
Paid in capital	$136	$(740)

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2026	2025	2026	2025
PARTNERS’ CAPITAL
PREFERENCE UNITS
Balance, beginning of period	$17,155	$17,155	$17,155	$17,155
Balance, end of period	$17,155	$17,155	$17,155	$17,155
GENERAL PARTNER
Balance, beginning of period	$11,022,169	$11,023,191	$10,651,308	$11,026,779
OP Unit Issuance:
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	5,932	8,773	4,237	4,366
Exercise of EQR share options	6,924	5,357	6,499	997
EQR’s Employee Share Purchase Plan (ESPP)	1,526	1,413	440	471
Share-based employee compensation expense:
EQR restricted shares	14,253	9,339	7,142	4,901
EQR share options	2,464	2,656	1,241	1,377
EQR ESPP discount	313	258	96	64
OP Units repurchased and retired	(219,385)	—	—	—
Net income available to Units – General Partner	203,503	448,237	113,780	192,001
OP Units – General Partner distributions	(526,946)	(526,428)	(263,346)	(263,133)
Offering costs	—	(481)	—	(481)
Supplemental Executive Retirement Plan (SERP)	136	(740)	—	(851)
Change in market value of Redeemable Limited Partners	(16,823)	19,568	(25,548)	18,813
Adjustment for Limited Partners ownership in Operating Partnership	1,011	(1,692)	(772)	4,147
Balance, end of period	$10,495,077	$10,989,451	$10,495,077	$10,989,451
LIMITED PARTNERS
Balance, beginning of period	$192,135	$201,942	$187,137	$207,090
Issuance of restricted units to Limited Partners	2	4	2	—
Conversion of OP Units held by Limited Partners into OP Units held by General Partner	(5,932)	(8,773)	(4,237)	(4,366)
Equity compensation associated with Units – Limited Partners	3,456	10,593	1,749	5,492
Net income available to Units – Limited Partners	4,454	12,328	2,501	5,226
Units – Limited Partners distributions	(13,459)	(16,159)	(6,135)	(7,559)
Change in book value of Redeemable Limited Partners	3,171	1,090	1,027	981
Adjustment for Limited Partners ownership in Operating Partnership	(1,011)	1,692	772	(4,147)
Balance, end of period	$182,816	$202,717	$182,816	$202,717
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Balance, beginning of period	$2,175	$4,214	$2,460	$3,396
Accumulated other comprehensive income (loss) – derivative instruments:
Unrealized holding gains (losses) arising during the period	—	(3,550)	—	(2,046)
Losses reclassified into earnings from other comprehensive income	573	951	288	265
Balance, end of period	$2,748	$1,615	$2,748	$1,615

DISTRIBUTIONS
Distributions declared per Unit outstanding	$1.405	$1.385	$0.7025	$0.6925

See accompanying notes

ERP OPERATING LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL (Continued)

(Amounts in thousands except per Unit data)

(Unaudited)

	Six Months Ended June 30,		Quarter Ended June 30,
	2026	2025	2026	2025
NONCONTROLLING INTERESTS
NONCONTROLLING INTERESTS – PARTIALLY OWNED PROPERTIES
Balance, beginning of period	$(789)	$(718)	$(1,585)	$(2,989)
Net income attributable to Noncontrolling Interests	2,173	2,307	1,104	1,203
Distributions to Noncontrolling Interests	(2,542)	(4,052)	(677)	(677)
Balance, end of period	$(1,158)	$(2,463)	$(1,158)	$(2,463)

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

EQR is the general partner of, and as of June 30, 2026 owned an approximate 97.6% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

As of June 30, 2026, the Company, directly or indirectly through investments in title holding entities, owned all or a portion of 312 properties located in 10 states and the District of Columbia consisting of 85,520 apartment units. The ownership breakdown includes (table does not include any uncompleted development properties):

	Properties	Apartment Units
Wholly Owned Properties	295	81,039
Partially Owned Properties – Consolidated	13	3,096
Partially Owned Properties – Unconsolidated	4	1,385
	312	85,520

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) and certain reclassifications considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

The following table presents the changes in the Company’s issued and outstanding Common Shares and Units for the six months ended June 30, 2026 and 2025:

	2026	2025
Common Shares
Common Shares outstanding at January 1,	377,806,173	379,475,383
Common Shares Issued:
Conversion of OP Units	112,398	224,399
Exercise of share options	126,702	83,754
Employee Share Purchase Plan (ESPP)	28,882	23,090
Restricted share grants, net	278,129	173,814
Common Shares Other:
Repurchased and retired	(3,458,394)	—
Common Shares outstanding at June 30,	374,893,890	379,980,440
Units
Units outstanding at January 1,	9,325,363	11,543,773
Restricted unit grants, net	43,711	286,898
Conversion of OP Units to Common Shares	(112,398)	(224,399)
Units outstanding at June 30,	9,256,676	11,606,272
Total Common Shares and Units outstanding at June 30,	384,150,566	391,586,712
Units Ownership Interest in Operating Partnership	2.4%	3.0%

The following table presents the changes in the Operating Partnership’s issued and outstanding General Partner Units and Limited Partner Units for the six months ended June 30, 2026 and 2025:

	2026	2025
General and Limited Partner Units
General and Limited Partner Units outstanding at January 1,	387,131,536	391,019,156
Issued to General Partner:
Exercise of EQR share options	126,702	83,754
EQR’s Employee Share Purchase Plan (ESPP)	28,882	23,090
EQR’s restricted share grants, net	278,129	173,814
Issued to Limited Partners:
Restricted unit grants, net	43,711	286,898
General Partner Other:
OP Units repurchased and retired	(3,458,394)	—
General and Limited Partner Units outstanding at June 30,	384,150,566	391,586,712
Limited Partner Units
Limited Partner Units outstanding at January 1,	9,325,363	11,543,773
Limited Partner restricted unit grants, net	43,711	286,898
Conversion of Limited Partner OP Units to EQR Common Shares	(112,398)	(224,399)
Limited Partner Units outstanding at June 30,	9,256,676	11,606,272
Limited Partner Units Ownership Interest in Operating Partnership	2.4%	3.0%

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

The Noncontrolling Interests – Operating Partnership/Limited Partners Capital are classified as either mezzanine equity or permanent equity. If EQR is required, either by contract or securities law, to deliver registered Common Shares, such Noncontrolling Interests – Operating Partnership/Limited Partners Capital are differentiated and referred to as “Redeemable Noncontrolling Interests – Operating Partnership” and “Redeemable Limited Partners,” respectively. Instruments that require settlement in registered shares cannot be classified in permanent equity as it is not always completely within an issuer’s control to deliver registered shares. Therefore, settlement in cash is assumed and that responsibility for settlement in cash is deemed to fall to the Operating Partnership as the primary source of cash for EQR, resulting in presentation in the mezzanine section of the balance sheet. The Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners are adjusted to the greater of book value or fair market value based on the Common Share price of EQR at the end of each respective reporting period. EQR has the ability to deliver unregistered Common Shares for the remaining portion of the Noncontrolling Interests – Operating Partnership/Limited Partners Capital that are classified in permanent equity at June 30, 2026 and December 31, 2025.

The book value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is allocated based on the number of Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners in proportion to the number of Noncontrolling Interests – Operating Partnership/Limited Partners Capital in total. Such percentage of the total book value of Units/Limited Partner Units which is ascribed to the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners is then adjusted to the greater of book value or fair market value as described above. As of June 30, 2026 and 2025, the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners have a redemption value of approximately $189.9 million and $317.9 million, respectively, which represents the value of Common Shares that would be issued in exchange for the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners.

The following table presents the changes in the redemption value of the Redeemable Noncontrolling Interests – Operating Partnership/Redeemable Limited Partners for the six months ended June 30, 2026 and 2025, respectively (amounts in thousands):

	2026	2025
Balance at January 1,	$176,289	$338,563
Change in market value	16,823	(19,568)
Change in book value	(3,171)	(1,090)
Balance at June 30,	$189,941	$317,905

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

The following table presents the Company’s issued and outstanding Preferred Shares/Preference Units as of June 30, 2026 and December 31, 2025:

			Amounts in thousands
		Annual
	Call	Dividend Per	June 30,	December 31,
	Date (1)	Share/Unit (2)	2026	2025
Preferred Shares/Preference Units of beneficial interest, $0.01 par value; 100,000,000 shares authorized:
8.29% Series K Cumulative Redeemable Preferred Shares/Preference Units; liquidation value $50 per share/unit; 343,100 shares/units issued and outstanding as of June 30, 2026 and December 31, 2025	12/10/2026	$4.145	$17,155	$17,155
			$17,155	$17,155

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

The Company has an At-The-Market (“ATM”) share offering program which allows EQR to issue Common Shares from time to time into the existing trading market at current market prices or through negotiated transactions, including under forward sale arrangements. The current program matures in May 2028 and gives us the authority to issue up to 13.0 million shares, all of which remain available for issuance as of June 30, 2026.

During the six months ended June 30, 2026, the Company repurchased and subsequently retired approximately $219.4 million (3,458,394 shares at a weighted average price per share of $63.42) of its Common Shares in the open market under its share repurchase program. Concurrent with these transactions, ERPOP repurchased and retired the same amount of OP Units previously issued to EQR. As of June 30, 2026, 8,156,451 shares remained available for repurchase under this program.

4.
Real Estate

The following table summarizes the carrying amounts for the Company’s investment in real estate (at cost) as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026	December 31, 2025
Land	$5,516,087	$5,563,407
Depreciable property:
Buildings and improvements	21,070,953	21,057,954
Furniture, fixtures and equipment	3,171,152	3,074,470
In-Place lease intangibles	565,999	573,116
Projects under development:
Land	22,419	19,278
Construction-in-progress	35,893	81,283
Land held for development:
Land	42,538	64,856
Construction-in-progress	15,780	21,485
Investment in real estate	30,440,821	30,455,849
Accumulated depreciation	(11,453,919)	(11,016,900)
Investment in real estate, net	$18,986,902	$19,438,949

During the six months ended June 30, 2026, the Company disposed of the following to unaffiliated parties (sales price and net gain (loss) in thousands):

	Properties	Apartment Units	Sales Price	Net Gain (Loss)
Rental Properties – Consolidated	2	515	$164,000	$(16,776)

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

The Company has various equity interests in certain joint ventures that have been deemed to be VIEs, and the Company is the VIEs’ primary beneficiary. As a result, the joint ventures are required to be consolidated on the Company’s financial statements. The following table summarizes the Company’s consolidated joint ventures as of June 30, 2026:

	Consolidated Joint Ventures (VIE)
	Properties/Projects	Apartment Units
Operating Properties	12	2,656
Development Lease-Up Projects	1	440
Total	13	3,096

The following table provides consolidated assets and liabilities related to the Company's VIEs as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026	December 31, 2025
Consolidated Assets	$595,586	$596,013
Consolidated Liabilities	$44,630	$46,821

Investments in Unconsolidated Entities

The Company has various equity interests in certain joint ventures that are unconsolidated and accounted for using the equity method of accounting. Most of these have been deemed to be VIEs and the Company is not the VIEs' primary beneficiary. The remaining have been deemed not to be VIEs and the Company does not have a controlling voting interest.

The following table summarizes the Company’s investments in unconsolidated entities as of June 30, 2026 and December 31, 2025 (amounts in thousands except for ownership percentage):

	June 30, 2026	December 31, 2025	Ownership Percentage
Investments in Unconsolidated Entities:
Various Real Estate Holdings (VIE)	$34,262	$34,356	Varies
Operating Properties (VIE)	110,977	115,180	62% - 80% (1)
Development and Lease-Up Projects and Land Held for Development (VIE)	145,978	146,247	95% (1)
Real Estate Technology Funds/Companies (VIE)	31,922	30,420	Varies
Other	203	(264)	Varies
Investments in Unconsolidated Entities	$323,342	$325,939

(1)
In certain instances, the joint venture agreements contain provisions for promoted interests in favor of our joint venture partner. If the terms of the promoted interest are attained, then our share of the proceeds from a sale or other capital event of the unconsolidated entity may be less than the indicated ownership percentage.

The following table summarizes the Company’s unconsolidated real estate joint ventures that were deemed to be VIEs as of June 30, 2026:

	Unconsolidated Joint Ventures (VIE)
	Properties/Projects/Entities	Apartment Units
Operating Properties	3	1,016
Development Lease-Up Projects	1	369
Real Estate Holdings (1)	3	—
Projects Under Development (2)	1	270	(3)
Total	8	1,655

(1)
Represents entities that hold various real estate investments.
(2)
Represents separate unconsolidated joint ventures for the purpose of developing multifamily rental properties.
(3)
Represents the intended number of apartment units to be developed.
6.
Restricted Deposits

The following table presents the Company’s restricted deposits as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026	December 31, 2025
Mortgage escrow deposits:
Real estate taxes and insurance	$351	$198
Mortgage principal reserves/sinking funds	37,659	33,143
Mortgage escrow deposits	38,010	33,341
Restricted cash:
Restricted deposits on real estate investments	4,027	5,483
Resident security and utility deposits	47,883	48,533
Replacement reserves	14,012	12,803
Other	3,043	2,790
Restricted cash	68,965	69,609
Restricted deposits	$106,975	$102,950

7.
Leases

Lessor Accounting

The Company is the lessor for its residential and non-residential leases and these leases are accounted for as operating leases under the lease standard.

The following table presents the lease income types relating to total lease revenue along with the total other rental income for the six months ended June 30, 2026 and 2025 (amounts in thousands):

Income Type	June 30, 2026	June 30, 2025
Residential and non-residential rent	$1,424,788	$1,399,450
Utility recoveries (RUBS income) (1)	54,938	51,432
Parking rent	23,872	24,640
Other lease revenue, net (2)	15,061	6,219
Total lease revenue	1,518,659	1,481,741
Parking revenue	22,032	21,551
Other revenue	24,204	26,345
Total other rental income (3)	46,236	47,896
Rental income	$1,564,895	$1,529,637

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

The following table presents the lease income types relating to total lease revenue along with the total other rental income for the quarters ended June 30, 2026 and 2025 (amounts in thousands):

Income Type	June 30, 2026	June 30, 2025
Residential and non-residential rent	$712,831	$702,341
Utility recoveries (RUBS income) (1)	27,944	25,934
Parking rent	11,750	12,377
Other lease revenue, net (2)	8,904	3,932
Total lease revenue	761,429	744,584
Parking revenue	11,388	10,877
Other revenue	12,232	13,366
Total other rental income (3)	23,620	24,243
Rental income	$785,049	$768,827

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
8.
Debt

EQR does not have any indebtedness as all debt is incurred by the Operating Partnership. Weighted average interest rates noted below for the six months ended June 30, 2026 include the effect of any derivative instruments and amortization of premiums/discounts/OCI (other comprehensive income) on debt and derivatives.

Mortgage Notes Payable

The following table summarizes the Company’s mortgage notes payable activity for the six months ended June 30, 2026 (amounts in thousands):

	Mortgage notes payable, net as of December 31, 2025	Proceeds	Lump sum payoffs	Scheduled principal repayments	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Mortgage notes payable, net as of June 30, 2026
Fixed Rate Debt:
Secured – Conventional	$1,403,671	$—	$—	$—	$789	$442	$1,404,902
Floating Rate Debt:
Secured – Tax Exempt	186,233	—	—	—	616	70	186,919
Total	$1,589,904	$—	$—	$—	$1,405	$512	$1,591,821

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the six months ended June 30, 2026:

June 30, 2026
Interest Rate Ranges (ending)	0.10% - 5.25%
Weighted Average Interest Rate	3.72%
Maturity Date Ranges	2029-2061

As of June 30, 2026, the Company had $195.9 million of secured tax-exempt bonds subject to third-party credit enhancement.

Notes

The following table summarizes the Company’s notes activity for the six months ended June 30, 2026 (amounts in thousands):

	Notes, net as of December 31, 2025	Proceeds	Lump sum payoffs	Amortization of premiums/ discounts	Amortization of deferred financing costs, net (1)	Notes, net as of June 30, 2026
Fixed Rate Debt:
Unsecured – Public	$5,998,458	$—	$—	$1,203	$2,341	$6,002,002

(1)
Represents amortization of deferred financing costs, net of debt financing costs.

The following table summarizes certain interest rate and maturity date information as of and for the six months ended June 30, 2026:

June 30, 2026
Interest Rate Ranges (ending)	1.85% - 7.57%
Weighted Average Interest Rate	3.77%
Maturity Date Ranges	2026-2047

The Company’s unsecured public notes contain certain financial and operating covenants including, among other things, maintenance of certain financial ratios. The Company was in compliance with its unsecured public debt covenants for the six months ended June 30, 2026.

Line of Credit and Commercial Paper

The Company has a $2.5 billion unsecured revolving credit facility maturing on December 3, 2030. The Company has the ability to increase available borrowings by an additional $1.0 billion by adding lenders to the facility, obtaining the agreement of existing lenders to increase their commitments or incurring one or more term loans. The interest rate on advances under the facility will generally be the Secured Overnight Financing Rate ("SOFR") plus a spread (currently 0.725%), or based on bids received from the lending group, and the Company pays an annual facility fee (currently 0.125%). Both the spread and the facility fee are dependent on the Company’s senior unsecured credit rating. The weighted average interest rate on the revolving credit facility was 4.40% for the six months ended June 30, 2026.

The Company has an unsecured commercial paper note program under which it may borrow up to a maximum of $1.5 billion subject to market conditions. The notes will be sold under customary terms in the United States commercial paper note market and will rank pari passu with all of the Company’s other unsecured senior indebtedness.

The following table summarizes certain weighted average interest rate, maturity and amount outstanding information for the commercial paper program as of and for the six months ended June 30, 2026:

June 30, 2026
Weighted Average Interest Rate (1)	3.96%
Weighted Average Maturity (in days)	3
Weighted Average Amount Outstanding	$718.3 million

(1)
The notes bear interest at various floating rates.

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.5 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of June 30, 2026 (amounts in thousands):

June 30, 2026
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(668,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,464)
Unsecured revolving credit facility availability	$1,828,536

Other

On May 20, 2026, the Company entered into a commitment letter for a senior unsecured bridge loan facility of up to $2.0 billion to fund potential transaction costs and refinancings of existing debt in connection with its pending merger with AvalonBay Communities, Inc. ("AvalonBay"). No amounts were drawn under the bridge loan facility during the six months ended June 30, 2026. See Note 11 for additional discussion.

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

The fair values of the Company’s financial instruments (other than the items listed above and the investments disclosed below) approximate their carrying or contract value. The following table provides a summary of the carrying and fair values for the Company’s mortgage notes payable and unsecured debt (including its commercial paper and line of credit, if applicable) at June 30, 2026 and December 31, 2025, respectively (amounts in thousands):

	June 30, 2026		December 31, 2025
	Carrying Value	Estimated Fair Value (Level 2)	Carrying Value	Estimated Fair Value (Level 2)
Mortgage notes payable, net	$1,591,821	$1,535,522	$1,589,904	$1,532,421
Unsecured debt, net	6,669,848	6,355,634	6,585,106	6,333,952
Total debt, net	$8,261,669	$7,891,156	$8,175,010	$7,866,373

The following tables provide a summary of the fair value measurements for each major category of assets and liabilities measured at fair value on a recurring basis and the location within the accompanying consolidated balance sheets at June 30, 2026 and December 31, 2025, respectively (amounts in thousands):

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	6/30/2026	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$100,579	$100,579	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$100,579	$100,579	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$189,941	$—	$189,941	$—

			Fair Value Measurements at Reporting Date Using
Description	Balance Sheet Location	12/31/2025	Quoted Prices in Active Markets for Identical Assets/Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Supplemental Executive Retirement Plan	Other Assets	$107,365	$107,365	$—	$—

Liabilities
Supplemental Executive Retirement Plan	Other Liabilities	$107,365	$107,365	$—	$—

Redeemable Noncontrolling Interests –
Operating Partnership/Redeemable
Limited Partners	Mezzanine	$176,289	$—	$176,289	$—

The following tables provide a summary of the effect of cash flow hedges on the Company’s accompanying consolidated statements of operations and comprehensive income for the six months ended June 30, 2026 and 2025, respectively (amounts in thousands):

June 30, 2026 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$—	Interest expense	$(573)
Total	$—		$(573)

June 30, 2025 Type of Cash Flow Hedge	Amount of Gain/(Loss) Recognized in OCI on Derivative	Location of Gain/(Loss) Reclassified from Accumulated OCI into Income	Amount of Gain/(Loss) Reclassified from Accumulated OCI into Income
Derivatives designated as hedging instruments:
Interest Rate Contracts:
Forward Starting Swaps	$(3,550)	Interest expense	$(951)
Total	$(3,550)		$(951)

As of June 30, 2026 and December 31, 2025, there were approximately $2.7 million and $2.2 million in deferred gains, net, included in accumulated other comprehensive income (loss), respectively, related to previously settled and/or unsettled derivative instruments, of which an estimated $0.8 million may be recognized as additional interest expense during the twelve months ending June 30, 2027.

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

The following table summarizes the Company’s real estate technology investment securities included in other assets as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026	December 31, 2025
Real Estate Technology Investments	$43,185	$47,409

During the six months ended June 30, 2026, the Company sold one of these investment securities for proceeds of approximately $14.6 million and realized a gain on sale of approximately $10.1 million, which is included in interest and other income in the consolidated statements of operations.

10.
Earnings Per Share and Earnings Per Unit

Equity Residential

The following tables set forth the computation of net income per share – basic and net income per share – diluted for the Company (amounts in thousands except per share amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2026	2025	2026	2025
Numerator for net income per share – basic:
Net income	$210,841	$463,583	$117,740	$198,785
Allocation to Noncontrolling Interests – Operating Partnership	(4,454)	(12,328)	(2,501)	(5,226)
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,173)	(2,307)	(1,104)	(1,203)
Preferred distributions	(711)	(711)	(355)	(355)
Numerator for net income per share – basic	$203,503	$448,237	$113,780	$192,001
Numerator for net income per share – diluted:
Net income	$210,841	$463,583	$117,740	$198,785
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,173)	(2,307)	(1,104)	(1,203)
Preferred distributions	(711)	(711)	(355)	(355)
Numerator for net income per share – diluted	$207,957	$460,565	$116,281	$197,227
Denominator for net income per share – basic and diluted:
Denominator for net income per share – basic	374,907	379,359	374,179	379,508
Effect of dilutive securities:
OP Units	8,202	10,420	8,227	10,329
Long-term compensation shares/units	1,419	1,566	1,472	1,661
Denominator for net income per share – diluted	384,528	391,345	383,878	391,498
Net income per share – basic	$0.54	$1.18	$0.30	$0.51
Net income per share – diluted	$0.54	$1.18	$0.30	$0.50

ERP Operating Limited Partnership

The following tables set forth the computation of net income per Unit – basic and net income per Unit – diluted for the Operating Partnership (amounts in thousands except per Unit amounts):

	Six Months Ended June 30,		Quarter Ended June 30,
	2026	2025	2026	2025
Numerator for net income per Unit – basic and diluted:
Net income	$210,841	$463,583	$117,740	$198,785
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,173)	(2,307)	(1,104)	(1,203)
Allocation to Preference Units	(711)	(711)	(355)	(355)
Numerator for net income per Unit – basic and diluted	$207,957	$460,565	$116,281	$197,227
Denominator for net income per Unit – basic and diluted:
Denominator for net income per Unit – basic	383,109	389,779	382,406	389,837
Effect of dilutive securities:
Dilution for Units issuable upon assumed exercise/vesting of the Company’s long-term compensation shares/units	1,419	1,566	1,472	1,661
Denominator for net income per Unit – diluted	384,528	391,345	383,878	391,498
Net income per Unit – basic	$0.54	$1.18	$0.30	$0.51
Net income per Unit – diluted	$0.54	$1.18	$0.30	$0.50

11.
Commitments and Contingencies

Pending Merger

On May 20, 2026, EQR, ERPOP, AvalonBay and Canopy Merger Sub LLC, a direct, wholly owned subsidiary of EQR (“Merger Sub”), entered into an agreement and plan of merger (the “Merger Agreement”), which provides for the combination of EQR and AvalonBay in a merger of equals transaction.

Upon the terms and subject to the conditions set forth in the Merger Agreement, (i) on the closing date but prior to the effective time of the Merger (the “Effective Time”), AvalonBay will contribute certain assets (the “Asset Contribution”) in exchange for units of partnership interest in ERPOP that have, in the aggregate, a value equal to the fair market value of such contributed assets and (ii) following the Asset Contribution and at the Effective Time, AvalonBay will merge with and into Merger Sub, with Merger Sub surviving as a direct, wholly owned subsidiary of EQR (the “Merger”). Each of the Board of Trustees of EQR and the Board of Directors of AvalonBay has unanimously approved or adopted, as applicable, the Merger Agreement and the transactions contemplated by the Merger Agreement.

The Merger Agreement provides that each share of common stock, par value $0.01 per share, of AvalonBay (“AvalonBay Common Stock”), issued and outstanding immediately prior to the Effective Time (other than certain excluded shares described in the Merger Agreement) will be converted into the right to receive 2.793 Common Shares and cash in lieu of fractional shares, if any (the “Merger Consideration”). Upon completion, legacy EQR shareholders are expected to own approximately 49% of the combined company, and legacy AvalonBay stockholders are expected to own approximately 51%.

The transaction will be accounted for as a reverse acquisition under the business combination accounting rules in which EQR is considered the legal acquirer because EQR issues Common Shares to AvalonBay stockholders, while AvalonBay is designated as the accounting acquirer based primarily on post-merger relative ownership percentage and the composition of senior executive leadership. Consequently, EQR’s historical assets and liabilities will be recorded at estimated fair value as of the closing date, and the combined financial statements will present AvalonBay’s historical balances and results.

The preliminary purchase price and the amount of expected transaction costs are both subject to change until the closing date. To fund the expected transaction costs and planned refinancing of existing debt, ERPOP entered into a commitment letter on May 20, 2026 for a senior unsecured bridge loan facility of up to $2.0 billion. Borrowings under the facility will initially bear interest at a variable rate of SOFR plus 0.725% per annum (subject to adjustments based on credit ratings and time outstanding) plus additional fees, with a maturity of 364 days following the closing of the Merger. The exact timing and amount of any borrowings remain undetermined. The completion of the Merger is not conditioned upon the availability of the bridge facility or any other financing. See Note 8 for additional discussion.

Following the closing, the combined company will operate under a new name and will have dual headquarters in Chicago, Illinois and Arlington, Virginia. The Board of Trustees of the combined company will consist of 14 members, composed of seven members from each of the Board of Trustees of EQR and the Board of Directors of AvalonBay.

EQR and AvalonBay expect to complete the Merger in the second half of 2026, subject to the satisfaction or waiver of customary closing conditions, including the approval of the issuance of shares of the Company in connection with the Merger (the “Share Issuance”) by the Company’s shareholders, the approval of the Merger by the AvalonBay stockholders and the absence of any injunction or order by any court or other governmental entity prohibiting or making illegal the Merger. However, EQR and AvalonBay cannot predict the actual date on which the Merger will be completed because completion is subject to conditions beyond their control, and it is possible that such conditions could result in the Merger being completed later or not being completed at all.

In connection with the pending Merger, the Company has engaged financial advisors whose compensation is substantially success-based and substantially contingent upon the closing of the transaction.

The Merger Agreement also contains a reciprocal termination fee framework. Under specified circumstances, EQR may be required to pay AvalonBay a termination fee of approximately $1.005 billion, and under specified circumstances AvalonBay may be required to pay EQR a termination fee of approximately $1.070 billion.

The pending Merger will constitute a change in control under the Company’s employee benefit and share incentive plans. The Company maintains change in control agreements with its executive officers that provide for lump-sum cash severance, prorated incentive grants and continuous welfare benefits if the executive experiences a qualifying termination within 24 to 36 months following the change in control. Certain post-closing management retention equity awards and cash transaction bonuses have also been authorized under the terms of the Merger Agreement.

Commitments

Real Estate Development Commitments

As of June 30, 2026, the Company has both consolidated and unconsolidated real estate projects under development. The following table summarizes the gross remaining total project costs for the Company’s projects under development at June 30, 2026 (total project costs remaining in thousands):

	Projects	Apartment Units	Total Project Costs Remaining (1)
Projects Under Development
Consolidated	2	520	$116,149
Unconsolidated	1	270	9,905
Total Projects Under Development	3	790	$126,054

(1)
The Company’s share of the $126.1 million in total project costs remaining approximates $116.2 million, with the balance funded by the applicable construction loans (approximately $9.9 million).

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

Other Commitments

We have entered into, and may continue in the future to enter into, real estate technology and other real estate fund investments. As of June 30, 2026, the Company has invested in eleven separate such investments totaling $53.0 million with aggregate remaining commitments of approximately $15.0 million.

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

The Company is involved in various pending and threatened legal proceedings which arise in the ordinary course of business. The Company evaluates these litigation matters on an ongoing basis, but in no event less than quarterly, in assessing the adequacy of its accruals and disclosures. For legal proceedings in which it has been determined that a loss is both probable and reasonably estimable, the Company records new accruals and/or adjusts existing accruals that represent its best estimate of the loss incurred based on the facts and circumstances known at that time. As of June 30, 2026 and December 31, 2025, the Company’s litigation accruals approximated $43.1 million and $70.6 million, respectively, and are included in other liabilities in the consolidated balance sheets. Actual losses may differ materially from the amounts noted above and the ultimate outcome of these legal proceedings is generally not yet determinable. As of June 30, 2026 and December 31, 2025, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate and inclusive of the matters accrued for as noted above and the matters discussed below, may reasonably be expected to have a material adverse effect on the Company and its financial condition.

The Company has been named as a defendant in a number of cases filed by private plaintiffs in late 2022 and 2023 alleging antitrust violations by RealPage, Inc., a seller of revenue management software products, and various owners and/or operators of multifamily housing, including us, that have utilized these products. The complaints allege collusion among the defendants to illegally fix and inflate the pricing of multifamily rents and seek monetary damages, injunctive relief, fees and costs. All of the cases except for two have been consolidated into a single putative class action in the United States District Court for the Middle District of Tennessee. On December 28, 2023, motions to dismiss this consolidated action, filed by RealPage, Inc. as well as us and our multifamily co-defendants, were denied by the Court and the case is proceeding. On April 13, 2026, the Company entered into a settlement agreement to fully resolve the consolidated putative class action litigation at an amount totaling $56.0 million. On May 12, 2026, the Company funded the $56.0 million to the claims administrator in accordance with the terms of the settlement agreement, and on May 22, 2026, the settlement received preliminary approval from the court. It remains subject to final court approval. The Company also continues to vigorously defend two other cases with similar allegations filed by the District of Columbia and the State of Maryland, respectively, against RealPage, Inc. and a number of multifamily owners and/or operators, including us, and no assurance can be given that similar additional cases will not be filed in the future. The resolution of these proceedings cannot be predicted with certainty.

The Company is named as a defendant in a class action in the United States District Court for the Northern District of California filed in 2016 which alleges that the amount of late fees charged by the Company were improperly determined under California law. The plaintiffs are seeking monetary damages and other relief. On April 8, 2024, the Court issued certain findings of facts and conclusions of law that are adverse to the Company’s legal position. During the fourth quarter of 2025, the parties reached a settlement in principle to fully resolve these matters at an amount approximating $42.7 million, of which $2.7 million was funded to the claims administrator following final court approval of one portion of this case. The remaining $40.0 million is included in the litigation accruals noted above. In February 2026, the court granted preliminary approval of the remaining settlement but it is subject to final court approval.

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

The Company has non-residential activities included in each of its reportable segments, which account for less than 4.0% of total revenues for the six months ended June 30, 2026 and 2025, respectively, and serve as an amenity for our residential residents. All revenues are from external customers and there is no customer who contributed 10% or more of the Company’s total revenues during the six months and quarters ended June 30, 2026 and 2025, respectively.

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

The following table presents a reconciliation of net income per the consolidated statements of operations to NOI for the six months and quarters ended June 30, 2026 and 2025, respectively (amounts in thousands):

	Six Months Ended June 30,		Quarter Ended June 30,
	2026	2025	2026	2025
Net income	$210,841	$463,583	$117,740	$198,785
Adjustments:
Property management	73,290	70,602	38,149	34,786
General and administrative	33,505	36,786	16,640	18,531
Depreciation	493,875	497,635	246,379	240,889
Net (gain) loss on sales of real estate properties	16,776	(212,432)	16,744	(58,280)
Interest and other income	(15,192)	(3,821)	(12,954)	(2,129)
Other expenses	50,792	8,961	10,004	4,805
Interest:
Expense incurred, net	159,832	147,431	82,462	75,317
Amortization of deferred financing costs	4,290	4,247	2,145	2,103
Income and other tax expense (benefit)	833	829	411	407
(Income) loss from investments in unconsolidated entities	4,360	11,407	2,318	4,996
Net (gain) loss on sales of land parcels	—	78	—	11
Total NOI	$1,033,202	$1,025,306	$520,038	$520,221

The following tables present NOI from our rental real estate for the six months and quarters ended June 30, 2026 and 2025, respectively (amounts in thousands):

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$232,920	$75,760	$157,160	$230,831	$72,267	$158,564
Orange County	65,230	14,743	50,487	63,811	14,174	49,637
San Diego	42,953	9,747	33,206	42,392	9,275	33,117
Subtotal - Southern California	341,103	100,250	240,853	337,034	95,716	241,318

San Francisco	241,171	67,020	174,151	226,105	67,347	158,758
New York	255,095	104,994	150,101	245,386	101,945	143,441
Washington, D.C.	219,603	71,567	148,036	217,225	68,689	148,536
Boston	162,902	52,073	110,829	160,645	48,863	111,782
Seattle	134,186	40,027	94,159	132,887	38,026	94,861
Denver	51,406	17,284	34,122	54,594	16,963	37,631
Atlanta	47,522	17,019	30,503	48,535	16,153	32,382
Dallas/Austin	37,287	15,912	21,375	38,022	16,499	21,523
Total same store	1,490,275	486,146	1,004,129	1,460,433	470,201	990,232

Non-same store	67,564	27,708	39,856	24,395	11,057	13,338
Total reportable segments	1,557,839	513,854	1,043,985	1,484,828	481,258	1,003,570

Other (2)	7,056	17,839	(10,783)	44,809	23,073	21,736

Totals	$1,564,895	$531,693	$1,033,202	$1,529,637	$504,331	$1,025,306

(1)
For the six months ended June 30, 2026 and 2025, same store represented 78,385 apartment units.
(2)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

	Quarter Ended June 30, 2026			Quarter Ended June 30, 2025
	Rental Income	Operating Expenses	NOI	Rental Income	Operating Expenses	NOI
Same store (1)
Los Angeles	$116,796	$37,427	$79,369	$115,731	$35,725	$80,006
Orange County	32,724	7,389	25,335	31,964	6,940	25,024
San Diego	21,576	4,963	16,613	21,287	4,605	16,682
Subtotal - Southern California	171,096	49,779	121,317	168,982	47,270	121,712

San Francisco	121,811	32,076	89,735	113,781	32,930	80,851
New York	127,934	52,167	75,767	123,589	50,293	73,296
Washington, D.C.	109,975	35,147	74,828	109,392	33,949	75,443
Boston	81,827	25,076	56,751	80,924	23,708	57,216
Seattle	67,134	20,046	47,088	66,642	19,263	47,379
Denver	27,215	9,145	18,070	29,092	9,072	20,020
Atlanta	23,767	8,482	15,285	23,989	8,138	15,851
Dallas/Austin	18,658	8,010	10,648	19,135	8,320	10,815
Total same store	749,417	239,928	509,489	735,526	232,943	502,583

Non-same store	32,947	13,417	19,530	12,301	5,230	7,071
Total reportable segments	782,364	253,345	529,019	747,827	238,173	509,654

Other (2)	2,685	11,666	(8,981)	21,000	10,433	10,567

Totals	$785,049	$265,011	$520,038	$768,827	$248,606	$520,221

(1)
For the quarters ended June 30, 2026 and 2025, same store represented 78,612 apartment units.
(2)
Other includes development, other corporate operations and operations prior to disposition for properties sold.

The following tables present reconciliations of operating expenses for each reportable segment for the six months and quarters ended June 30, 2026 and 2025, respectively (amounts in thousands):

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Same Store (1)	Non-Same Store	Total	Same Store (1)	Non-Same Store	Total
Operating expenses:
Real estate taxes	$194,352	$10,290	$204,642	$190,359	$3,068	$193,427
On-site payroll	89,279	5,318	94,597	87,801	2,112	89,913
Utilities	80,328	3,839	84,167	74,349	1,870	76,219
Repairs and maintenance	66,105	4,315	70,420	63,361	1,760	65,121
Other (2)	56,082	3,946	60,028	54,331	2,247	56,578
Total	$486,146	$27,708	$513,854	$470,201	$11,057	$481,258

(1)
For the six months ended June 30, 2026 and 2025, same store represented 78,385 apartment units.
(2)
Other operating expenses for each reportable segment includes insurance, leasing and advertising and other on-site operating expenses.

	Quarter Ended June 30, 2026			Quarter Ended June 30, 2025
	Same Store (1)	Non-Same Store	Total	Same Store (1)	Non-Same Store	Total
Operating expenses:
Real estate taxes	$96,632	$5,037	$101,669	$95,437	$1,477	$96,914
On-site payroll	45,024	2,579	47,603	43,655	953	44,608
Utilities	37,911	1,678	39,589	34,577	858	35,435
Repairs and maintenance	34,056	2,190	36,246	33,505	841	34,346
Other (2)	26,305	1,933	28,238	25,769	1,101	26,870
Total	$239,928	$13,417	$253,345	$232,943	$5,230	$238,173

(1)
For the quarters ended June 30, 2026 and 2025, same store represented 78,612 apartment units.
(2)
Other operating expenses for each reportable segment includes insurance, leasing and advertising and other on-site operating expenses.

The following table presents a reconciliation of total assets and capital expenditures as of and for the six months ended June 30, 2026 (amounts in thousands):

	June 30, 2026
	Same Store (1)	Non-Same Store	Other (2)	Total
Total assets	$17,833,984	$1,844,005	$597,588	$20,275,577
Capital expenditures	$146,109	$14,081	$138	$160,328

(1)
For the six months ended June 30, 2026, same store represented 78,385 apartment units.
(2)
Other includes development, other corporate operations and capital expenditures for properties sold.
13.
Subsequent Events

There have been no material subsequent events occurring since June 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For further information including definitions for capitalized terms not defined herein, refer to the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

Forward-Looking Statements

Forward-looking statements are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations, estimates, projections and assumptions made by management. While the Company’s management believes the assumptions underlying its forward-looking statements are reasonable, such information is inherently subject to uncertainties and may involve certain risks, which could cause actual results, performance or achievements of the Company to differ materially from anticipated future results, performance or achievements expressed or implied by such forward-looking statements, including, without limitation, with respect to our ability to realize the anticipated benefits of our pending Merger with AvalonBay or to complete the pending Merger on the terms or timing contemplated or at all. Many of these uncertainties and risks are difficult to predict and beyond management’s control. Additional factors that might cause such differences are discussed in Part I of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025, particularly those under Item 1A, Risk Factors. Additional factors are also included in Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q. Forward-looking statements and related uncertainties are also included in the Notes to Consolidated Financial Statements in this report. Forward-looking statements are not guarantees of future performance, results or events. The forward-looking statements contained herein are made as of the date hereof, and the Company undertakes no obligation to update or supplement these forward-looking statements.

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

EQR is the general partner of, and as of June 30, 2026 owned an approximate 97.6% ownership interest in, ERPOP. All of the Company’s property ownership, development and related business operations are conducted through the Operating Partnership and EQR has no material assets or liabilities other than its investment in ERPOP. EQR issues equity from time to time, the net proceeds of which it is obligated to contribute to ERPOP, but does not have any indebtedness as all debt is incurred by the Operating Partnership. The Operating Partnership holds substantially all of the assets of the Company, including the Company’s ownership interests in its joint ventures. The Operating Partnership conducts the operations of the business and is structured as a partnership with no publicly traded equity.

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

Business Objectives and Operating and Investing Strategies

The Company’s and the Operating Partnership’s overall business objectives and operating and investing strategies have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025, except as it relates to the potential Merger transaction with AvalonBay as discussed further below.

Pending Merger

On May 20, 2026, EQR, ERPOP, AvalonBay and Merger Sub entered into the Merger Agreement, which provides for the combination of EQR and AvalonBay in a merger of equals transaction. Each of the Board of Trustees of EQR and the Board of Directors of AvalonBay has unanimously approved the Merger Agreement and the transactions contemplated by the Merger Agreement. Under the terms of the Merger Agreement, at the Effective Time, stockholders of AvalonBay will receive 2.793 Common Shares for each share of AvalonBay Common Stock if the Merger is completed. The Merger, which is currently expected to be completed in the second half of 2026, is subject to the approval of the issuance of shares of the Company in connection with the Merger by the Company’s shareholders, the approval of the Merger by the AvalonBay stockholders and other customary closing conditions. See Note 11 in the Notes to Consolidated Financial Statements for additional discussion regarding the structural, accounting and conditional commitments associated with the pending Merger.

Results of Operations

2026 Transactions

In conjunction with our business objectives and operating and investing strategies, the following table provides a rollforward of the transactions that occurred during the six months ended June 30, 2026:

Portfolio Rollforward

($ in thousands)

	Properties	Apartment Units	Sales Price	Disposition Yield
12/31/2025	312	85,190
Dispositions:
Consolidated Rental Properties	(2)	(515)	$(164,000)	(5.3%)

Completed Developments – Consolidated	1	440
Completed Developments – Unconsolidated	1	369
Configuration Changes	—	36
6/30/2026	312	85,520

Dispositions

•
The consolidated properties disposed of were located in the Los Angeles and San Francisco markets.

Developments

•
Consolidated:
•
Completed construction on one partially owned consolidated apartment property, located in the Boston market, consisting of 440 apartment units totaling approximately $232.2 million of development costs.
•
Unconsolidated:
•
Completed construction on one partially owned unconsolidated apartment property, located in the Seattle market, consisting of 369 apartment units totaling approximately $185.3 million of development costs.

See Notes 4 and 5 in the Notes to Consolidated Financial Statements for additional discussion regarding the Company’s real estate investments and investments in partially owned entities.

Comparison of the six months and quarter ended June 30, 2026 to the six months and quarter ended June 30, 2025

The following table presents a reconciliation of diluted earnings per share/unit for the six months and quarter ended June 30, 2026 as compared to the same periods in 2025:

	Six Months Ended June 30	Quarter Ended June 30
Diluted earnings per share/unit for period ended 2025	$1.18	$0.50
Property NOI	0.04	0.02
Interest expense	(0.03)	(0.01)
Net gain/loss on property sales	(0.59)	(0.20)
Non-operating asset gains/losses	0.03	0.03
Depreciation expense	(0.01)	(0.02)
Other	(0.08)	(0.02)
Diluted earnings per share/unit for period ended 2026	$0.54	$0.30

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

The following tables present reconciliations of net income per the consolidated statements of operations to NOI, along with rental income, operating expenses and NOI per the consolidated statements of operations allocated between same store and non-same store/other results (amounts in thousands):

	Six Months Ended June 30,				Quarter Ended June 30,
	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Net income	$210,841	$463,583	$(252,742)	(54.5)%	$117,740	$198,785	$(81,045)	(40.8)%
Adjustments:
Property management	73,290	70,602	2,688	3.8%	38,149	34,786	3,363	9.7%
General and administrative	33,505	36,786	(3,281)	(8.9)%	16,640	18,531	(1,891)	(10.2)%
Depreciation	493,875	497,635	(3,760)	(0.8)%	246,379	240,889	5,490	2.3%
Net (gain) loss on sales of real estate properties	16,776	(212,432)	229,208	(107.9)%	16,744	(58,280)	75,024	(128.7)%
Interest and other income	(15,192)	(3,821)	(11,371)	297.6%	(12,954)	(2,129)	(10,825)	508.5%
Other expenses	50,792	8,961	41,831	466.8%	10,004	4,805	5,199	108.2%
Interest:
Expense incurred, net	159,832	147,431	12,401	8.4%	82,462	75,317	7,145	9.5%
Amortization of deferred financing costs	4,290	4,247	43	1.0%	2,145	2,103	42	2.0%
Income and other tax expense (benefit)	833	829	4	0.5%	411	407	4	1.0%
(Income) loss from investments in unconsolidated entities	4,360	11,407	(7,047)	(61.8)%	2,318	4,996	(2,678)	(53.6)%
Net (gain) loss on sales of land parcels	—	78	(78)	(100.0)%	—	11	(11)	(100.0)%
Total NOI	$1,033,202	$1,025,306	$7,896	0.8%	$520,038	$520,221	$(183)	(0.0)%
Rental income:
Same store	$1,490,275	$1,460,433	$29,842	2.0%	$749,417	$735,526	$13,891	1.9%
Non-same store/other	74,620	69,204	5,416	7.8%	35,632	33,301	2,331	7.0%
Total rental income	1,564,895	1,529,637	35,258	2.3%	785,049	768,827	16,222	2.1%
Operating expenses:
Same store	486,146	470,201	15,945	3.4%	239,928	232,943	6,985	3.0%
Non-same store/other	45,547	34,130	11,417	33.5%	25,083	15,663	9,420	60.1%
Total operating expenses	531,693	504,331	27,362	5.4%	265,011	248,606	16,405	6.6%
NOI:
Same store	1,004,129	990,232	13,897	1.4%	509,489	502,583	6,906	1.4%
Non-same store/other	29,073	35,074	(6,001)	(17.1)%	10,549	17,638	(7,089)	(40.2)%
Total NOI	$1,033,202	$1,025,306	$7,896	0.8%	$520,038	$520,221	$(183)	(0.0)%

Properties that the Company owned and were stabilized for all of both of the six months ended June 30, 2026 and 2025, which represented 78,385 apartment units, drove the Company’s results of operations. Properties are considered “stabilized” when they have achieved 90% Physical Occupancy for three consecutive months.

The following table provides results and statistics related to our Residential same store operations for the six months ended June 30, 2026 and 2025:

June YTD 2026 vs. June YTD 2025

Same Store Residential Results/Statistics by Market

						Increase (Decrease) from Prior Year
Markets/Metro Areas	Apartment Units	June YTD 26 % of Actual NOI	June YTD 26 Average Rental Rate	June YTD 26 Weighted Average Physical Occupancy %	June YTD 26 Turnover	Revenues	Expenses	NOI	Average Rental Rate	Physical Occupancy	Turnover
Los Angeles	13,438	16.1%	$3,007	95.5%	20.0%	0.8%	4.6%	(0.9%)	1.0%	(0.2%)	0.3%
Orange County	3,718	5.2%	3,048	96.0%	17.1%	2.2%	4.0%	1.7%	2.8%	(0.4%)	0.4%
San Diego	2,225	3.4%	3,327	96.0%	20.4%	1.3%	5.1%	0.3%	1.9%	(0.6%)	0.7%
Subtotal – Southern California	19,381	24.7%	3,052	95.7%	19.5%	1.2%	4.6%	(0.2%)	1.5%	(0.3%)	0.4%

San Francisco	11,241	17.7%	3,597	97.7%	17.1%	6.7%	(0.6%)	9.9%	6.0%	0.6%	(1.4%)
Washington, D.C.	12,928	14.9%	2,893	96.0%	18.6%	1.2%	4.1%	(0.1%)	2.4%	(1.1%)	0.3%
New York	8,235	14.3%	4,954	97.6%	16.5%	4.2%	3.1%	5.0%	4.3%	(0.1%)	0.6%
Boston	6,908	10.6%	3,748	95.9%	19.3%	1.6%	6.4%	(0.5%)	1.9%	(0.4%)	1.0%
Seattle	8,050	9.1%	2,733	95.8%	22.6%	1.6%	4.9%	0.2%	2.2%	(0.7%)	2.3%
Denver	3,972	3.4%	2,139	96.9%	21.9%	(6.1%)	2.4%	(10.0%)	(7.6%)	1.4%	(2.6%)
Atlanta	4,126	3.1%	1,963	95.9%	22.8%	(1.2%)	5.1%	(4.4%)	(1.6%)	0.4%	1.3%
Dallas/Austin	3,544	2.2%	1,819	95.8%	23.7%	(1.3%)	(3.8%)	0.6%	(1.9%)	0.6%	1.0%

Total	78,385	100.0%	$3,177	96.3%	19.5%	2.2%	3.3%	1.7%	2.4%	(0.2%)	0.3%

Note: The above table reflects Residential same store results only. Residential operations account for more than 96.0% of total revenues for the six months ended June 30, 2026.

See Note 12 in the Notes to Consolidated Financial Statements for our disclosure of reportable segments.

The comparison discussions provided below detail the changes in results for the six months ended June 30, 2026 as compared to the prior year period.

•
The increase in same store rental income is primarily driven by strong Physical Occupancy and better than anticipated renewal rates.
•
The increase in same store operating expenses is due primarily to:
•
Real estate taxes – A $4.0 million increase due to escalation in rates and assessed values;
•
Utilities – A $6.0 million increase primarily driven by higher costs for trash removal and higher commodity prices, particularly impacting electricity and gas; and
•
Repairs and maintenance - A $2.7 million increase primarily driven by costs associated with the implementation of various resident technology initiatives (including bulk Wi-Fi programs), which is more than offset by a corresponding increase in same store revenues.
•
Non-same store/other NOI results consist primarily of properties acquired in 2025, operations from the Company’s development properties, other corporate operations and operations prior to disposition from 2025 and 2026 sold properties. The decrease in NOI is primarily a result of the Company's 2025 and 2026 net disposition activity, partially offset by the lease-up activity from the Company's development activities and 2025 acquisition activity.
•
The increase in consolidated total NOI is a result of the Company’s higher NOI from same store properties, largely due to improvement in same store revenues and the Company's continued focus on same store expense efficiency, partially offset by lower NOI from non-same store properties as noted above.

See the reconciliation table of net income per the consolidated statements of operations to NOI above for the dollar and percentage changes related to the comparison discussions provided below.

Property management expenses include off-site expenses associated with the self-management of the Company’s properties as well as management fees paid to any third-party management companies. The increases during the six months and quarter ended June 30, 2026 as compared to the prior year periods are primarily attributable to increases in legal and professional fees and information technology expenses, partially offset by decreases in training and marketing expenses.

General and administrative expenses, which include corporate operating expenses, decreased during the six months and quarter ended June 30, 2026 as compared to the prior year periods, primarily due to decreases in payroll-related costs, partially offset by increases in legal and professional fees and other public company costs.

Depreciation expense decreased during the six months ended June 30, 2026 as compared to the prior year period, primarily as a result of in-place leases for 2024 acquisitions still being depreciated in 2025 and lower depreciation from properties sold in 2025 and 2026, partially offset by additional depreciation expense on properties acquired in 2025 and development properties placed in service during 2025 and 2026. Depreciation expense increased during the quarter ended June 30, 2026 as compared to the prior year period, primarily as a result of additional depreciation expense on properties acquired in 2025 and development properties placed in service during 2025 and 2026, partially offset by lower depreciation from properties sold in 2025 and 2026.

Net gain on sales of real estate properties decreased during the six months and quarter ended June 30, 2026 as compared to the prior year periods, primarily due to a net loss on sale of two consolidated properties in 2026 as compared to a gain on sale of three consolidated properties in 2025.

Interest and other income increased during the six months and quarter ended June 30, 2026 as compared to the prior year periods, primarily due to a net increase in realized/unrealized gains on various investment securities and interest income on mortgages receivable.

Other expenses increased during the six months and quarter ended June 30, 2026 as compared to the prior year periods, primarily due to increases in litigation accruals (year-to-date period only), advocacy contributions and Merger transaction costs.

Interest expense, including amortization of deferred financing costs, increased during the six months and quarter ended June 30, 2026 as compared to the prior year periods, primarily due to higher overall rates and debt balances, Merger financing costs and lower capitalized interest. The effective interest cost on all indebtedness, excluding debt extinguishment costs/prepayment penalties and Merger financing costs, for the six months ended June 30, 2026 was 3.96% as compared to 3.93% for the prior year period, and for the quarter ended June 30, 2026 was 3.95% as compared to 3.93% for the prior year period. The Company capitalized interest of approximately $4.7 million and $6.7 million during the six months ended June 30, 2026 and 2025, respectively, and $2.1 million and $2.8 million during the quarters ended June 30, 2026 and 2025, respectively.

Loss from investments in unconsolidated entities decreased during the six months and quarter ended June 30, 2026 as compared to the prior year periods, primarily as a result of lower net losses incurred on our unconsolidated development properties that recently stabilized, partially offset by losses incurred on our unconsolidated development properties which recently started lease-up activities.

Liquidity and Capital Resources

With approximately $1.8 billion in readily available liquidity, a strong balance sheet, well-staggered debt maturities, very strong credit metrics and ample access to capital markets, the Company believes it is well positioned to meet its future obligations and take advantage of opportunities. See further discussion below.

Statements of Cash Flows

The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2026 and 2025 (amounts in thousands):

	June 30,
	2026	2025
Cash flows provided by (used for):
Operating activities	$702,398	$785,070
Investing activities	$(44,983)	$(518,995)
Financing activities	$(672,889)	$(294,287)

The following provides information regarding the Company’s cash flows from operating, investing and financing activities for the six months ended June 30, 2026.

Operating Activities

Our operating cash flows are primarily impacted by NOI and its components, such as Average Rental Rates, Physical Occupancy levels and operating expenses related to our properties. Cash provided by operating activities for the six months ended June 30, 2026 as compared to the prior year period decreased by approximately $82.7 million primarily as a result of the NOI and other changes, as well as higher interest payments, discussed above in Results of Operations, the payment of approximately $58.7 million towards the settlement of various litigation proceedings (see Note 11 in the Consolidated Financial Statements for further discussion), the payment of Merger-related costs as well as the timing of certain other expense payments.

Investing Activities

Our investing cash flows are primarily impacted by our transaction activity (acquisitions/dispositions), development spend and capital expenditures. For the six months ended June 30, 2026, key drivers were:

•
Disposed of two consolidated rental properties, receiving net proceeds of approximately $153.2 million;
•
Invested $40.1 million primarily in consolidated development projects; and
•
Invested $160.3 million in capital expenditures to real estate.

Financing Activities

Our financing cash flows primarily relate to our borrowing activity (debt proceeds or repayment), distributions/dividends to shareholders/unitholders and other Common Share activity. For the six months ended June 30, 2026, key drivers were:

•
Received net proceeds of $81.2 million from our unsecured commercial paper note program;
•
Paid dividends/distributions on Common Shares, Preferred Shares, Units (including OP Units and restricted units) and noncontrolling interests in partially owned properties totaling approximately $541.6 million; and
•
Repurchased and retired 3,458,394 Common Shares, at a weighted average purchase price of $63.42 per share, for an aggregate purchased amount of approximately $219.4 million. See Note 3 in the Notes to Consolidated Financial Statements for further discussion.

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

The following table presents the Company’s balances for cash and cash equivalents, restricted deposits and the available borrowing capacity on its revolving credit facility as of June 30, 2026 and December 31, 2025 (amounts in thousands):

	June 30, 2026	December 31, 2025
Cash and cash equivalents	$36,405	$55,904
Restricted deposits	$106,975	$102,950
Unsecured revolving credit facility availability	$1,828,536	$1,909,127

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

The Company limits its utilization of the revolving credit facility in order to maintain liquidity to support its $1.5 billion commercial paper program along with certain other obligations. The following table presents the availability on the Company’s unsecured revolving credit facility as of July 24, 2026 (amounts in thousands):

July 24, 2026
Unsecured revolving credit facility commitment	$2,500,000
Commercial paper balance outstanding	(792,000)
Unsecured revolving credit facility balance outstanding	—
Other restricted amounts	(3,464)
Unsecured revolving credit facility availability	$1,704,536

Other

On May 20, 2026, the Company entered into a commitment letter for a senior unsecured bridge loan facility of up to $2.0 billion to fund potential transaction costs and refinancings of existing debt in connection with its pending Merger with AvalonBay. No amounts were drawn under the bridge loan facility during the six months ended June 30, 2026. See Note 11 in the Notes to Consolidated Financial Statements for additional discussion.

Dividend Policy

The Company declared a dividend/distribution for the first and second quarters of 2026 of $0.7025 per share/unit in each quarter, an annualized increase of 1.4% over the amount paid in 2025. All future dividends/distributions remain subject to the discretion of the Company’s Board of Trustees.

Total dividends/distributions paid in July 2026 amounted to $269.5 million (excluding distributions on Partially Owned Properties), which consisted of certain distributions declared during the quarter ended June 30, 2026.

Long-Term Financing and Capital Needs

The Company expects to meet its long-term liquidity requirements, such as lump sum unsecured note and mortgage debt maturities, property acquisitions and financing of development activities, through the issuance of secured and unsecured debt and equity securities (including additional OP Units), proceeds received from the disposition of certain properties and joint ventures, along with cash generated from operations after all distributions. The Company has a significant number of unencumbered properties available to secure additional mortgage borrowings should unsecured capital be unavailable or the cost of alternative sources of capital be too high. The value of and cash flow from these unencumbered properties are in excess of the requirements the Company must maintain in order to comply with covenants under its unsecured notes and line of credit. Of the $30.4 billion in investment in real estate on the Company’s balance sheet at June 30, 2026, $27.4 billion or 90.0% was unencumbered. However, there can be no assurances that these sources of capital will be available to the Company in the future on acceptable terms or otherwise. For additional details, see Item 1A, Risk Factors, of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025, and Part II, Item 1A, Risk Factors, of this Quarterly Report on Form 10-Q.

EQR issues equity and guarantees certain debt of the Operating Partnership from time to time. EQR does not have any indebtedness as all debt is incurred by the Operating Partnership.

The Company’s total debt summary schedule as of June 30, 2026 is as follows:

Debt Summary as of June 30, 2026

($ in thousands)

	Debt Balances	% of Total
Secured	$1,591,821	19.3%
Unsecured	6,669,848	80.7%
Total	$8,261,669	100.0%
Fixed Rate Debt:
Secured – Conventional	$1,404,902	17.0%
Unsecured – Public	6,002,002	72.7%
Fixed Rate Debt	7,406,904	89.7%
Floating Rate Debt:
Secured – Tax Exempt	186,919	2.3%
Unsecured – Revolving Credit Facility	—	—
Unsecured – Commercial Paper Program	667,846	8.0%
Floating Rate Debt	854,765	10.3%
Total	$8,261,669	100.0%

The Company’s long-term financing and capital needs and sources have not changed materially from the information included in the Company's and the Operating Partnership's Annual Report on Form 10-K for the year ended December 31, 2025, except as it relates to the potential Merger transaction with AvalonBay as discussed further above.

Critical Accounting Policies and Estimates

The Company’s and the Operating Partnership’s critical accounting policies and estimates have not changed from the information included in the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025.

Funds From Operations and Normalized Funds From Operations

The following is the Company’s and the Operating Partnership’s reconciliation of net income to FFO available to Common Shares and Units / Units and Normalized FFO available to Common Shares and Units / Units for the six months and quarters ended June 30, 2026 and 2025:

Funds From Operations and Normalized Funds From Operations

(Amounts in thousands)

	Six Months Ended June 30,		Quarter Ended June 30,
	2026	2025	2026	2025
Net income	$210,841	$463,583	$117,740	$198,785
Net (income) loss attributable to Noncontrolling Interests – Partially Owned Properties	(2,173)	(2,307)	(1,104)	(1,203)
Preferred/preference distributions	(711)	(711)	(355)	(355)
Net income available to Common Shares and Units / Units	207,957	460,565	116,281	197,227
Adjustments:
Depreciation	493,875	497,635	246,379	240,889
Depreciation – Non-real estate additions	(2,023)	(1,834)	(1,014)	(884)
Depreciation – Partially Owned Properties	(1,293)	(963)	(677)	(485)
Depreciation – Unconsolidated Properties	8,080	8,735	4,748	4,340
Net (gain) loss on sales of unconsolidated entities - operating assets	—	(138)	—	(174)
Net (gain) loss on sales of real estate properties	16,776	(212,432)	16,744	(58,280)
FFO available to Common Shares and Units / Units (1) (3) (4)	723,372	751,568	382,461	382,633
Adjustments:
Write-off of pursuit costs	1,610	2,048	656	727
Debt extinguishment and preferred share/preference unit redemption (gains) losses	—	97	—	—
Non-operating asset (gains) losses	(10,960)	624	(11,376)	186
Other miscellaneous items	60,439	4,971	21,628	3,244
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$774,461	$759,308	$393,369	$386,790

FFO (1) (3)	$724,083	$752,279	$382,816	$382,988
Preferred/preference distributions	(711)	(711)	(355)	(355)
FFO available to Common Shares and Units / Units (1) (3) (4)	$723,372	$751,568	$382,461	$382,633

Normalized FFO (2) (3)	$775,172	$760,019	$393,724	$387,145
Preferred/preference distributions	(711)	(711)	(355)	(355)
Normalized FFO available to Common Shares and Units / Units (2) (3) (4)	$774,461	$759,308	$393,369	$386,790

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

Item 4. Controls and Procedures

Equity Residential

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2026, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Company identified in connection with the Company’s evaluation referred to above that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ERP Operating Limited Partnership

(a)
Evaluation of Disclosure Controls and Procedures:

Effective as of June 30, 2026, the Operating Partnership carried out an evaluation, under the supervision and with the participation of the Operating Partnership’s management, including the Chief Executive Officer and Chief Financial Officer of EQR, of the effectiveness of the Operating Partnership’s disclosure controls and procedures pursuant to Exchange Act Rules 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to ensure that information required to be disclosed by the Operating Partnership in its Exchange Act filings is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

(b)
Changes in Internal Control over Financial Reporting:

There were no changes to the internal control over financial reporting of the Operating Partnership identified in connection with the Operating Partnership’s evaluation referred to above that occurred during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Operating Partnership’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As of June 30, 2026, the Company does not believe there is any litigation pending or threatened against it that, either individually or in the aggregate, may reasonably be expected to have a material adverse effect on the Company and its financial condition. See Note 11 in the Notes to Consolidated Financial Statements for further discussion.

Item 1A. Risk Factors

There have been no material changes to the risk factors that were discussed in Part I, Item 1A of the Company’s and the Operating Partnership’s Annual Report on Form 10-K for the year ended December 31, 2025, except for the following:

The Merger is subject to conditions, some or all of which may not be satisfied or completed on a timely basis, if at all. Failure to complete the Merger could have material adverse effects on the Company.

The completion of the Merger is subject to a number of conditions, including, among others, the approval of the issuance of shares of the Company in connection with the Merger by the Company’s shareholders, the approval of the Merger by the AvalonBay stockholders and the absence of a law or order restraining, enjoining, rendering illegal or otherwise prohibiting the consummation of the Merger, which makes the completion of the Merger and timing thereof uncertain. In addition, the Company and AvalonBay are entitled to terminate the Merger Agreement under certain circumstances.

If the Merger is not completed, the Company’s ongoing business may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, the Company will be subject to a number of risks, including the following:

•
The market price of the Common Shares could decline;
•
The Company could owe substantial termination fees to AvalonBay under certain circumstances;
•
If the Merger Agreement is terminated and the Board of Trustees seeks another business combination, the Company’s shareholders cannot be certain that the Company will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms agreed to in the Merger Agreement;
•
Time, resources, and costs committed by the Company’s management team to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities for the Company;
•
The Company may experience negative reactions from the financial markets or from its customers, suppliers, employees, labor unions or other business partners; and
•
The Company will be required to pay its costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed.

In addition, if the Merger is not completed, the Company could be subject to litigation related to any failure to complete the Merger or to any enforcement proceeding commenced against the Company to perform its obligations under the Merger Agreement, and whether or not any such litigation has any merit, the cost of defending such litigation may be significant. The materialization of any of these risks could adversely impact the Company’s ongoing business.

Similarly, delays in the completion of the Merger could, among other things, result in additional transaction costs, loss of revenue, or other negative effects associated with uncertainty about completion of the Merger.

The exchange ratio will not be adjusted in the event of any change in either the Company’s or AvalonBay’s stock price. As a result, the Merger Consideration payable to AvalonBay’s stockholders may be subject to change if the Company’s stock price fluctuates.

Upon completion of the Merger, each eligible share of AvalonBay Common Stock will be converted into the right to receive 2.793 Common Shares, plus the right to receive cash in lieu of fractional Common Shares, if any, into which such AvalonBay Common Stock would have been converted. The exchange ratio will not be adjusted for changes in the market price of either Common Shares or AvalonBay Common Stock between the date the Merger Agreement was signed and completion of the Merger. Due to the fixed nature of the exchange ratio, fluctuations in the price of Common Shares will drive corresponding changes in the value of the Merger Consideration payable to each AvalonBay stockholder, and accordingly, at the time of the AvalonBay special meeting, AvalonBay stockholders will not know or be able to determine the market value of the consideration they will receive upon completion of the Merger. Factors influencing stock prices include:

•
Market reaction to the Merger announcement and combined company prospects;
•
Changes in the respective business, operations, assets, liabilities or financial outlook of either company;
•
Investor sentiment and perceived likelihood of closing of the Merger;
•
Economic conditions, geopolitical uncertainties, interest rates, regulatory developments and other factors generally affecting the market prices of Common Shares and AvalonBay Common Stock and the broader financial markets;
•
Federal, state and local legislation, governmental regulation and legal developments in the businesses in which the Company and AvalonBay operate; and
•
Other factors beyond the control of the Company and AvalonBay.

The price of Common Shares has fluctuated since the date the Merger Agreement was executed, and may continue to fluctuate through the date of each of the Company’s special meeting and the AvalonBay special meeting and the date the Merger is completed. For example, based on the range of closing prices of Common Shares during the period from May 20, 2026, the last trading day before the public announcement of the Merger Agreement, through July 24, 2026, the exchange ratio resulted in an implied value of the Merger Consideration ranging from a high of approximately $195.93 to a low of approximately $179.00 for each share of AvalonBay Common Stock. The actual market value of the Common Shares received by AvalonBay stockholders upon completion of the Merger may result in an implied value of the Merger Consideration outside this range.

The Merger Agreement contains provisions that limit the Company’s ability to pursue alternatives to the Merger, which could discourage a potential competing acquirer of the Company from making an alternative proposal and, in specified circumstances, could require the Company to pay substantial termination fees to AvalonBay.

The Merger Agreement contains certain provisions that restrict the Company’s ability to initiate, solicit, knowingly encourage or, subject to certain exceptions, engage in discussions or negotiations with respect to, or to approve or recommend, any alternative proposal. Further, even if the Board of Trustees withdraws or qualifies its recommendation with respect to the Share Issuance, the Company will still be required to submit the Share Issuance to a vote at its special meeting. In addition, AvalonBay generally has an opportunity to offer to modify the terms of the transactions contemplated by the Merger Agreement in response to any alternative proposal before the Board of Trustees may withdraw or qualify its recommendation with respect to the Share Issuance.

In some circumstances, upon termination of the Merger Agreement in connection with an alternative proposal, the Company may be required to pay a termination fee of approximately $1.005 billion to AvalonBay. This provision could discourage a potential third-party acquirer or merger partner that might have an interest in acquiring all or a significant portion of the Company, or pursuing an alternative acquisition transaction, from considering or proposing such a transaction, even if it were prepared to pay consideration with a higher per-share value than the per-share value proposed to be received or realized in the Merger. In particular, a termination fee, if applicable, could result in a potential third-party acquirer or merger partner proposing to pay a lower price to the Company’s shareholders than it might otherwise have proposed to pay absent such a fee.

If the Merger Agreement is terminated in accordance with its terms, and the Company determines to seek another business combination, the Company may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

The Merger will result in changes to the Board of Trustees that may affect the strategy of the combined company as compared to that of the Company independently.

If the Merger is completed, the composition of the Board of Trustees will change. Immediately following the Merger, the Board of Trustees will consist of fourteen (14) members, seven (7) of whom are current trustees of the Company and seven (7) of whom are current directors of AvalonBay. The composition of the Board of Trustees may affect the business strategy and operating decisions of the combined company upon the completion of the Merger.

The Company is subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect the Company’s business and operations.

In connection with the pendency of the Merger, some customers, suppliers and other persons with whom the Company has a business relationship have delayed or deferred or may delay or defer certain business decisions or terminate, change, or renegotiate their relationships with the Company as a result of the Merger, which could negatively affect the Company’s revenues, earnings, and cash flows, as well as the market price of the Common Shares, regardless of whether the Merger is completed.

Under the terms of the Merger Agreement, the Company is subject to certain restrictions on the conduct of its business prior to completing the Merger, which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness, incur capital expenditures, settle litigation, amend organizational documents, declare dividends, enter new business lines and invest in third parties. Such limitations could adversely affect the Company’s businesses and operations prior to the completion of the Merger.

Each of the risks described above may be exacerbated by delays or other adverse developments with respect to the completion of the Merger.

Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, and the Company and AvalonBay may have difficulty attracting and motivating management personnel and other key employees, which could adversely affect the future business and operations of the combined company or, in the event the Merger is not completed, the Company.

The Company and AvalonBay are dependent on the experience and industry knowledge of their respective management personnel and other key employees to execute their business plans. The combined company’s success after the completion of the Merger will depend in part upon the ability of the Company and AvalonBay to attract, motivate, and retain key management personnel and other key employees. Prior to completion of the Merger, current and prospective employees of the Company and AvalonBay may experience uncertainty about their roles within the combined company following the completion of the Merger, which may have an adverse effect on the ability of each of the Company and AvalonBay to attract, motivate or retain management personnel and other key employees. In addition, no assurance can be given that the combined company will be able to attract, motivate or retain management personnel and other key employees to the same extent that the Company and AvalonBay have previously been able to attract or retain their own employees. These same risks apply to the ability of the Company to retain its key management personnel and other key employees, in the event the Merger is not completed.

If the Merger is not consummated by the outside date, either the Company or AvalonBay may terminate the Merger Agreement.

Either the Company or AvalonBay may terminate the Merger Agreement if the Merger has not been consummated by the outside date in the Merger Agreement. However, this termination right will not be available to a party if that party materially breached any of its obligations under the Merger Agreement and that breach resulted in the failure to consummate the Merger before such date. Any termination of the Merger Agreement may adversely affect the Company’s business, financial condition, results of operations and growth prospects.

The Company has been and may continue to be the target of securities class action and derivative lawsuits that could result in substantial costs and may delay or prevent the Merger from being completed, whether or not such lawsuits have any merit.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against or otherwise resolving these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s or the combined company’s liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, then that injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect the Company’s business, financial position and results of operations.

The Company’s shareholders will not have appraisal rights or dissenters’ rights in the Merger.

Appraisal rights (also known as dissenters’ rights) are statutory rights that, if applicable under law, enable shareholders to dissent from an extraordinary transaction, such as a merger, and to demand that the corporation pay the fair value for their shares as determined by a court in a judicial proceeding instead of receiving the consideration offered to shareholders in connection with the extraordinary transaction.

Under Maryland law, dissenting shareholders may have, subject to satisfying certain procedures, the right to demand and receive payment of the fair value of their shares of stock in connection with certain transactions (often referred to as appraisal rights),

including a proposed merger, share exchange or sale of substantially all of the assets of the corporation. Under Maryland Real Estate
Investment Trust Law and the Company’s declaration of trust, the Company’s shareholders are not entitled to appraisal or dissenters’
rights in connection with the Merger, the Share Issuance or any other transactions contemplated by the Merger Agreement.

Completion of the Merger may trigger change in control or other provisions in certain agreements to which Equity Residential, AvalonBay or their respective subsidiaries are a party, which may have an adverse impact on the combined company’s business and results of operations.

The completion of the Merger may trigger change in control or other provisions in certain agreements to which Equity Residential, AvalonBay or their respective subsidiaries are a party. If Equity Residential and AvalonBay are unable to obtain certain consents or waivers from the applicable counterparties, the counterparties may exercise their rights and remedies under the applicable agreements, potentially resulting in defaults, accelerations of indebtedness, termination of the applicable agreements, or claims for monetary damages. Even if Equity Residential and AvalonBay are able to negotiate the required consents or waivers, the counterparties may require a fee for such consents or waivers or seek to renegotiate the agreements on terms less favorable to Equity Residential, AvalonBay or the combined company. Any of the foregoing or similar developments may have an adverse impact on the combined company’s business, financial condition and results of operations.

The combined company may be unable to successfully integrate the businesses of the Company and AvalonBay and realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the combined company’s ability to successfully combine the businesses of the Company and AvalonBay, which currently operate as independent public companies, and realize the anticipated benefits, including synergies, cost savings, innovation, operational efficiencies and reduced cost of capital, from the combination. If the combined company is unable to achieve these objectives within the anticipated time frame, or at all, the anticipated benefits may not be realized fully, or at all, or may take longer to realize than expected and the value of the Common Shares may be harmed. Additionally, as a result of the Merger, rating agencies may take negative actions against the combined company’s credit ratings, which may increase the combined company’s financing costs, including in connection with any financing of the Merger.

The Merger involves the integration of the Company’s and AvalonBay’s businesses, which is a complex, costly, and time-consuming process. Neither the Company nor AvalonBay has previously completed a transaction comparable in size or scope to the Merger. The integration of the two companies may result in material challenges, including, without limitation:

•
The diversion of management’s attention from ongoing business concerns and performance shortfalls at one or both of the companies as a result of the devotion of management’s attention to the Merger;
•
Managing a larger combined company;
•
Creating, implementing, and executing a unified business strategy and operational, financial and managerial control with respect to the combined entity;
•
Maintaining employee morale and attracting, motivating and retaining management personnel and other key employees;
•
The possibility of faulty assumptions underlying expectations regarding the integration process;
•
Retaining existing business and operational relationships and attracting new business and operational relationships;
•
Issues in integrating information technology, operational, safety, communications and other systems, including maintaining cybersecurity and data privacy protections and avoiding security breaches, data loss, or service interruptions during the integration of the combined company’s systems;
•
Consolidating corporate and administrative infrastructures and eliminating duplicative operations and inconsistencies in standards, controls, procedures and policies;
•
Coordinating geographically separate organizations;
•
Legislative, regulatory and economic developments, including the level of new multifamily communities construction and development, government regulations and competition, that may restrict or adversely impact the combined company’s business operations;
•
Expansion of rent control, rent stabilization, eviction moratoriums or other regulations that restrict the methods and strategies of the combined company’s business; and
•
Unforeseen expenses or delays associated with the Merger.

Many of these factors will be outside of the combined company’s control and any one of them could result in delays, increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could materially affect the combined company’s financial position, results of operations and cash flows.

The Company and AvalonBay have operated, and until completion of the Merger will continue to operate, independently. The Company and AvalonBay have not yet determined the exact nature of how the businesses and operations of the two companies will be combined after the Merger. The actual integration may result in additional and unforeseen expenses, and the anticipated benefits of the integration plan may not be realized. In particular, the integration of two large multifamily REIT platforms—each with its own property management systems, technology platforms, employee benefit plans, and corporate cultures—presents significant operational challenges. Integration costs may exceed current estimates, and the combined company may incur significant one-time charges in connection with the integration.

The Company’s shareholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over the policies of the combined company than they now have on the policies of the Company.

The Company’s shareholders presently have the right to vote in the election of the Board of Trustees and on other matters affecting the Company. Immediately after the Merger is completed, it is expected that the Company’s legacy shareholders will own approximately 49% of the combined company’s common shares outstanding and AvalonBay’s legacy stockholders will own approximately 51% of the combined company’s common shares outstanding.

As a result, the Company’s current shareholders will have less influence on the policies of the combined company than they now have on the policies of the Company as an individual company.

The future results of the combined company may be adversely impacted if the combined company does not effectively manage its expanded operations following the completion of the Merger.

Following the completion of the Merger, the size of the combined company’s business will be significantly larger than the current size of either the Company’s or AvalonBay’s respective businesses. The combined company’s ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement operational, managerial, financial and strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that the combined company will be successful or that it will realize the expected operating efficiencies, synergies, cost savings and other benefits currently anticipated from the Merger.

The combined company is expected to incur substantial expenses related to the completion of the Merger and the integration of the Company and AvalonBay.

The combined company is expected to incur substantial expenses in connection with the completion of the Merger and the integration of the Company and AvalonBay. There are a large number of processes, policies, procedures, operations, technologies and systems that must be integrated, including purchasing, accounting and finance, sales, payroll, pricing, revenue management, marketing and benefits. The substantial majority of these costs will be non-recurring expenses related to the Merger (including any financing of the Merger), facilities and systems consolidation costs. The combined company may incur additional costs to retain employees and/or maintain employee morale and to attract, motivate or retain management personnel and other key employees. The Company and AvalonBay will also incur transaction fees and costs related to formulating integration plans for the combined business, and the execution of these plans may lead to additional unanticipated costs. Additionally, as a result of the Merger, rating agencies may take negative actions with regard to the combined company’s credit ratings, which may increase the combined company’s financing costs, including in connection with any financing of the Merger. These incremental transaction and Merger-related costs may exceed the savings the combined company expects to achieve from the elimination of duplicative costs and the realization of other efficiencies related to the integration of the businesses, particularly in the near term, and in the event there are material unanticipated costs.

In connection with the Merger, the combined company may refinance a significant amount of indebtedness and cannot guarantee that it will be able to obtain the necessary funds on favorable terms or at all.

In connection with the Merger, the combined company may seek to refinance some or all of the indebtedness of each of the Company and AvalonBay or, alternatively, seek any waivers or amendments that may be necessary or advisable to permit certain indebtedness to remain outstanding following the Merger. The combined company’s ability to obtain such refinancing, waivers or amendments will depend on, among other factors, prevailing market conditions and other factors beyond the control of the combined company. The Company cannot assure you that the combined company will be able to obtain financing on terms acceptable to the combined company or at all, and any such failure could materially adversely affect the operations and financial conditions of the combined company. If the combined company is not able to obtain such refinancing, waivers or amendments, it may be required to repay some or all of such indebtedness upon consummation of the Merger. Under such circumstances, the combined company may not have sufficient resources to repay such indebtedness. Completion of the Merger is not conditioned on completing such financing transactions.

The combined company will have significantly greater indebtedness than the Company on a standalone basis, which may adversely affect the combined company’s financial flexibility and increase its exposure to interest rate risk.

The significantly increased level of indebtedness of the combined company following the closing of the Merger may limit the combined company’s financial flexibility, increase its exposure to interest rate fluctuations, and require a greater portion of the combined company’s cash flows to be dedicated to debt service. A significant portion of the combined company’s indebtedness may bear interest at variable rates, and increases in interest rates could materially increase the combined company’s interest expense and adversely affect its financial condition and results of operations.

Following the Merger, the combined company’s indebtedness, under certain circumstances, contains restrictions and limitations that could significantly impact the combined company’s ability to operate its business and increase its borrowing costs.

Following the Merger, the combined company’s consolidated indebtedness may have the effect of, among other things, increasing borrowing costs. In addition, the amount of cash required to service the indebtedness levels will be greater than the amount of cash flows required to service the indebtedness of Equity Residential and AvalonBay individually prior to completion of the Merger. The level of indebtedness of the combined company following the Merger could also reduce or limit dividend payments, share repurchases, and other activities and may create competitive disadvantages relative to other companies with lower debt levels. The combined company may be required to raise additional financing for working capital, capital expenditures, acquisitions, or other general corporate purposes. Following the Merger, the combined company’s ability to arrange additional financing or refinancing will depend on, among other factors, its financial condition and performance, as well as prevailing market conditions, the terms of third-party debt financing incurred in connection with the consummation of the Merger (if any), and other factors beyond its control. There can be no assurance that the combined company will be able to obtain additional financing or arrange refinancing on terms acceptable to it or at all, and any such failure could materially adversely affect its operations and financial condition.

Additionally, the combined company expects that the agreements that will govern the terms of its indebtedness will contain a number of restrictive covenants (including, without limitation, financial maintenance covenants) that impose significant operating and financial restrictions on the combined company and may limit its ability to engage in acts that may be in its long-term best interest. Moreover, the combined company’s ability to satisfy any financial maintenance covenants may be affected by events beyond its control and, as a result, it cannot provide assurance that it will be able to satisfy any such covenants.

Following the Merger, a breach of the covenants under the agreements that will govern the terms of any of the combined company’s indebtedness could result in a default or an event of default under the applicable indebtedness agreement. Such an event of default or a default that matures into an event of default may allow the applicable creditors to foreclose on any collateral for such debt, accelerate the related debt, and/or terminate any related commitments to extend further credit and may result in a default or an event of default under or the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In the event debtholders accelerate the repayment of the combined company’s indebtedness, the combined company may not have sufficient resources to repay such indebtedness.

Following the Merger, the combined company cannot assure you that it will be able to pay dividends at or above the rate currently paid by the Company or AvalonBay.

Following the Merger, the combined company is expected to pay an initial annualized dividend equivalent to the Company’s existing dividend per share, which is higher than AvalonBay’s current dividend yield per share. However, there can be no guarantee that shareholders of the combined company will receive dividends at the same rate, or any rate, that they received as shareholders of the Company or stockholders of AvalonBay prior to the Merger. Dividend payments are subject to the discretion of the Board of Trustees, which reserves the right to change the combined company’s dividend policy at any time and for any reason, including as a result of the other risk factors discussed in this section.

The combined company may incur adverse tax consequences if the Company or AvalonBay has failed or fails to qualify as a REIT.

Each of the Company and AvalonBay has operated in a manner that it believes has allowed it to qualify as a REIT for U.S. federal income tax purposes under the U.S. Internal Revenue Code of 1986, as amended (the “Code”), and intends to continue to do so through the time of the Merger. The combined company intends to continue operating in such a manner following the Merger. Neither the Company nor AvalonBay has requested or plans to request a ruling from the U.S. Internal Revenue Service (the “IRS”) that it qualifies as a REIT. Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of various factual matters and circumstances not entirely within the control of the Company or AvalonBay may affect each company’s ability to qualify as a REIT. In order to qualify as a REIT, each of the Company and AvalonBay must satisfy a number of requirements, including requirements regarding the ownership of its stock and the composition of its gross income and assets. Also, a REIT must make distributions to stockholders aggregating annually at least 90% of its net taxable income, excluding any net capital gains.

The closing of the Merger is conditioned on receipt by the Company of an opinion from Goodwin Procter LLP (or other nationally recognized tax counsel reasonably acceptable to the Company), dated as of the closing date of the Merger, substantially in the form attached to the Merger Agreement, to the effect that, beginning with its taxable year ended December 31, 1994 and through its taxable year ending immediately prior to the Effective Time, AvalonBay has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and receipt by AvalonBay of an opinion from DLA Piper LLP (US) (or other nationally recognized tax counsel as may be reasonably acceptable to AvalonBay), dated as of the closing date of the Merger, substantially in the form attached to the Merger Agreement, to the effect that, beginning with its taxable year ended December 31, 1992, the Company has been organized and operated in conformity with the requirements for qualification and taxation as a REIT under the Code, and the Company’s proposed method of organization and operation will enable it to continue to satisfy the requirements for qualification and taxation as a REIT under the Code for its taxable year which includes the closing date of the Merger and thereafter. The foregoing REIT opinions, however, will be based on the factual representations provided by the Company and AvalonBay to counsel and limited by the exceptions, assumptions and qualifications set forth therein, and if any such representations are or become inaccurate or incomplete, such opinions may be invalid and the conclusions reached therein could be jeopardized. The foregoing REIT opinions are not a guarantee that the Company or AvalonBay, in fact, has qualified, or, in the case of the combined company, will continue to qualify, as a REIT, nor are such opinions binding on the IRS and there can be no assurance that the IRS will not take a contrary position or that such position would not be sustained.

If, notwithstanding the opinions described above, the Company (or, following the Merger, the combined company) loses its REIT status, or is determined to have failed to qualify as a REIT in a prior year, it will face serious tax consequences that would substantially reduce the funds available for distribution to its shareholders, because:

•
It would be subject to U.S. federal, state and local income tax on its net income at regular corporate rates for the years it did not qualify as a REIT (and, for such years, would not be allowed a deduction for dividends paid to shareholders in computing its taxable income);
•
It could be subject to a U.S. federal alternative minimum tax, stock buyback excise tax, and possibly increased state and local taxes for such periods;
•
Unless it is entitled to relief under certain U.S. federal income tax laws, neither it nor any “successor” company could re-elect REIT status until the fifth calendar year after the year in which it was disqualified as a REIT;
•
If it were to re-elect REIT status, it would have to distribute all earnings and profits from non-REIT years before the end of the first new REIT taxable year; and
•
For five years following re-election of REIT status, upon a taxable disposition of an asset owned as of such re-election, it could be subject to U.S. federal corporate level income tax with respect to any built-in gain inherent in such asset at the time of re-election.

Even if the Company (or, following the Merger, the combined company) retains its REIT status, if AvalonBay is determined to have lost its REIT status for a taxable year ending on or before the Merger, AvalonBay would be subject to adverse tax consequences similar to those described above. This could substantially reduce the combined company’s funds available for distributions to shareholders, because, assuming that the combined company otherwise maintains its REIT qualification:

•
The combined company generally would be subject to U.S. federal corporate level income tax with respect to the built-in gain on each asset of AvalonBay existing at the time of the Merger if the combined company were to dispose of the AvalonBay asset during the five-year period following the Merger;
•
The combined company would succeed to any earnings and profits accumulated by AvalonBay for taxable periods that it did not qualify as a REIT, and the combined company would have to pay a special dividend and/or employ applicable deficiency dividend procedures (including interest payments to the IRS) to eliminate such earnings and profits (or if the combined company does not timely distribute those earnings and profits, the combined company could fail to qualify as a REIT); and
•
If AvalonBay incurred any unpaid tax liabilities, including penalties and interest, prior to the Merger, those tax liabilities would be transferred to the combined company as a result of the Merger.

If there is an adjustment to AvalonBay’s taxable income or dividends paid deductions, the combined company could elect to use the deficiency dividend procedure in order to maintain AvalonBay’s REIT status. That deficiency dividend procedure could require the combined company to make significant distributions to its shareholders and to pay significant interest to the IRS.

As a result of all these factors, the Company’s or AvalonBay’s (or, following the Merger, the combined company’s) failure to qualify as a REIT could impair the combined company’s ability to expand its business and raise capital, and would materially adversely affect the value of its common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Common Shares Issued in the Quarter Ended June 30, 2026 (Equity Residential)

During the quarter ended June 30, 2026, EQR issued 83,116 Common Shares in exchange for 83,116 OP Units held by various limited partners of ERPOP. OP Units are generally exchangeable into Common Shares on a one-for-one basis or, at the option of ERPOP, the cash equivalent thereof, at any time one year after the date of issuance. These shares were either registered under the Securities Act of 1933, as amended (the “Securities Act”), or issued in reliance on an exemption from registration under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder, as these were transactions by an issuer not involving a public offering. In light of the manner of the sale and information obtained by EQR from the limited partners in connection with these transactions, EQR believes it may rely on these exemptions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the quarter ended June 30, 2026, no trustee or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

Exhibit	Description	Location
2.1	Agreement and Plan of Merger, dated as of May 20, 2026, by and among AvalonBay Communities, Inc., Equity Residential, ERP Operating Limited Partnership and Canopy Merger Sub LLC.*	Included as Exhibit 2.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated May 20, 2026, filed on May 21, 2026.

3.1	Amendment to Ninth Amended and Restated Bylaws of Equity Residential, dated May 20, 2026.	Included as Exhibit 3.1 to Equity Residential's and ERP Operating Limited Partnership's Form 8-K dated May 20, 2026, filed on May 21, 2026.

10.1	Amended and Restated Change in Control Agreement by and between Mark J. Parrell and Equity Residential, dated as of May 20, 2026.	Attached herein.

10.2	Offer letter by and between Benjamin W. Schall and Equity Residential, dated as of May 20, 2026.	Attached herein.

10.3	Offer letter (compensation term sheet) for Benjamin W. Schall.	Attached herein.

10.4	Offer letter (compensation term sheet) for Michael Manelis.	Attached herein.

10.5	Offer letter (compensation term sheet) for Kevin P. O’Shea.	Attached herein.

10.6	Offer letter (compensation term sheet) for Scott Fenster.	Attached herein.

31.1	Equity Residential – Certification of Mark J. Parrell, Chief Executive Officer.	Attached herein.

31.2	Equity Residential – Certification of Bret D. McLeod, Chief Financial Officer.	Attached herein.

31.3	ERP Operating Limited Partnership – Certification of Mark J. Parrell, Chief Executive Officer of Registrant’s General Partner.	Attached herein.

31.4	ERP Operating Limited Partnership – Certification of Bret D. McLeod, Chief Financial Officer of Registrant’s General Partner.	Attached herein.

32.1	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Mark J. Parrell, Chief Executive Officer of the Company.	Attached herein.

32.2	Equity Residential – Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Bret D. McLeod, Chief Financial Officer of the Company.	Attached herein.

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

*Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Equity Residential agrees to furnish supplementally a copy of such schedules and exhibits, or any section thereof, to the SEC upon request; provided, however, that Equity Residential may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act, for any schedules so furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EQUITY RESIDENTIAL

Date:	July 30, 2026	By:	/s/ Bret D. McLeod
Bret D. McLeod
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2026	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

ERP OPERATING LIMITED PARTNERSHIP BY: EQUITY RESIDENTIAL ITS GENERAL PARTNER

Date:	July 30, 2026	By:	/s/ Bret D. McLeod
Bret D. McLeod
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2026	By:	/s/ Ian S. Kaufman
Ian S. Kaufman
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)